Form 10-K
period 1996-03-31
MONRO MUFFLER BRAKE INC
filed 1996-06-28
CIK 876427

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

       For Fiscal Year Ended March 31, 1996

                                       OR
/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

Commission File Number 0-19357

                           MONRO MUFFLER BRAKE, INC.
             (Exact name of registrant as specified in its charter)

       New York                                               16-0838627
(State of incorporation)                                   (I.R.S. Employer
                                                         Identification No.)

200 Holleder Parkway, Rochester, New York  14615
(Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code (716) 647-6400
Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:
     Common Stock, par value $.01 per share
                   (Title of Class)

     Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X                     No
   ------                      ------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of June 1, 1996, the aggregate market value of voting stock held by non-affiliates of the registrant was $84,659,742.

         As of June 1, 1996, 6,968,655 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
         Portions of the registrant's definitive proxy statement (to be filed pursuant to Regulation 14A) for the 1996 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated by reference into Part III hereof.

                                     PART I
                                     ------
ITEM 1. BUSINESS

GENERAL

         Monro Muffler Brake, Inc. ("Monro" or the "Company") is a chain of company-operated stores providing automotive undercar repair services in the United States. At March 31, 1996, Monro operated 274 stores in New York, Pennsylvania, Ohio, Connecticut, Massachusetts, West Virginia, Virginia, Maryland, Vermont, New Hampshire, New Jersey, North Carolina, South Carolina and Indiana. The Company's stores typically are situated in high-visibility locations in suburban areas and small towns. Monro serviced approximately 1,296,000 vehicles in fiscal 1996. *

         The predecessor to the Company was founded by Charles J. August in 1957 as a Midas Muffler franchise in Rochester, New York, specializing in mufflers and exhaust systems. In 1966, the Company discontinued its affiliation with Midas Muffler, and began to diversify into a full line of undercar repair services. An investor group led by Peter J. Solomon and Donald Glickman purchased a controlling interest in the Company in July 1984. At that time, Monro operated 59 stores, located primarily in upstate New York, with approximately $21 million in sales in fiscal 1984. Since 1984, Monro has added 215 stores and expanded its marketing area to include thirteen additional states. In 1987, Jack M. Gallagher succeeded Charles J. August as President and Chief Executive Officer. On April 1, 1995, Lawrence C. Day, who has over 19 years of experience in the automotive parts and service industries and previously served as Chief Operating Officer of the Company since July 1993, succeeded Jack M. Gallagher as President and Chief Executive Officer.

         The Company was incorporated in the State of New York in 1959. The Company's principal executive offices are located at 200 Holleder Parkway, Rochester, New York 14615, and its telephone number is (716) 647-6400.

         Monro provides a full range of services on passenger cars, light trucks and vans for mufflers and exhaust systems (estimated at 32% of fiscal 1996 sales); brakes (35%); and steering, drive train, suspension and wheel alignment (19%). The Company also provides other products and services including tires and state inspections (14%). Monro specializes in the repair and replacement of parts which must be periodically replaced as they wear out. Normal wear on these parts generally is not covered by new car warranties. The Company typically does not perform under-the-hood repair services except for oil change services and a heating and cooling system "flush and fill" service. The Company does not sell parts or accessories to the do-it-yourself market.

         In fiscal 1993, the Company formed a wholly-owned subsidiary, Monro Service Corporation, a Delaware corporation qualified to do business in the State of New York. The Company contributed to Monro Service Corporation all assets, rights, responsibilities and liabilities associated with the Company's warehousing, purchasing, advertising, accounting, office services, payroll, cash management, semi-truck maintenance and certain other operations which are wholly performed within New York State. The Company believes that this restructuring has enhanced and will continue to enhance operational efficiency and provide cost savings.













 * References herein to fiscal years are to the Company's fiscal years ending or ended March 31 of each year (e.g., references to "fiscal 1996" are to the Company's fiscal year ended March 31, 1996).

INDUSTRY OVERVIEW

         According to industry reports, demand for automotive repair services, including undercar repair services, has increased due to the general increase in the number of vehicles registered, the growth in vehicle miles driven, the increase in the average age of vehicles and the increased complexity of vehicles, which makes it more difficult for a vehicle owner to perform do-it-yourself repairs.

         At the same time as demand for automotive repair services has grown, the Company believes that the number of general repair outlets has decreased, principally because fewer gas stations now perform repairs, and because there are fewer new car dealers. Monro believes that these factors present opportunities for increased sales by the Company, even though the number of specialized repair outlets (such as those operated by the Company and its direct competitors) has increased to meet the growth in demand.

OPERATING STRATEGY

         Monro's operating strategy is to provide its customers with dependable, high-quality automotive service at a competitive price by emphasizing the following key elements.

         Complete Undercar Service

         All Monro stores provide a full range of undercar repair services for mufflers and exhaust systems, brakes, steering, drive train, suspension and wheel alignment. These services apply to all makes and models of domestic and foreign cars, light trucks and vans. In addition, substantially all of the stores provide oil change services as well as tire sales and installation. Stores in New York, West Virginia, New Hampshire, Pennsylvania, Virginia, Massachusetts and North Carolina also perform annual state inspections. In fiscal 1996, a heating and cooling system "flush and fill" service was added to all stores.

         Customer Satisfaction

         The Company has developed "The Monro Doctrine", a set of customer satisfaction principles, which is displayed in each store so that customers and employees will understand the Company's customer service philosophy. These principles are: free inspection of brakes, shocks, front end and exhaust systems; item-by-item review with customers of problem areas; free written estimates; written guarantees; drive-in service without an appointment; fair and reasonable prices as advertised; and repairs by professionally trained undercar specialists, many of whom are Automotive Service Excellence (ASE) certified in brakes and suspension.

         Competitive Pricing/Advertising

         The Company seeks to set competitive prices for quality services and products. The Company supports its pricing strategy by advertising through newspaper and direct mail coupon inserts and in-store promotional signage and displays. In addition, the Company advertises through television, radio and yellow pages to increase consumer awareness of the services offered.

         Centralized Control

         Unlike many of its competitors, the Company owns and operates rather than franchises its stores. Monro believes that direct operation of all stores enhances its ability to compete by providing centralized control of such areas of operations as service quality, store appearance, promotional activity and pricing. A high level of technical competence is maintained throughout the Company as Monro requires, as a condition of employment, that employees participate in comprehensive training programs to keep pace with technology changes. Additionally, purchasing, distribution, merchandising, advertising, accounting and other store support functions are centralized in the Company's corporate headquarters in Rochester, New York, and provided through the Company's subsidiary, Monro Service Corporation. The centralization of these functions results in efficiencies and gives management the ability to closely monitor and control costs.

         Comprehensive Training

         The Company provides ongoing, comprehensive training to its store employees. Monro believes that such training provides a competitive advantage by enabling its technicians to provide quality service to its customers in all areas of undercar repair.

EXPANSION STRATEGY

         Monro has experienced significant growth due to the opening of new stores and increases in comparable store sales. In fiscal 1996, comparable store sales declined in the first three quarters of the year, but the company experienced a strong comparable store sales increase in its fourth fiscal quarter. Management believes that the continued growth in sales and profits of the Company is dependent, in large part, upon its continued ability to open and operate new stores on a profitable basis. In addition, overall profitability of the Company could be reduced if new stores do not attain profitability.

         As of March 31, 1996, Monro operated 274 stores located in 14 states. The following table shows the growth in the number of stores over the last five fiscal years:

                                                           STORE OPENINGS AND CLOSINGS
                                                               Year ended March 31,

                                                         1992   1993   1994   1995  1996
                                                         ----   ----   ----   ----  ----
         Stores open at beginning of year.........       143    161    184    202   232

         Stores opened during year................        18     23     20     30    43

         Stores closed during year (a)............         0      0     (2)     0    (1)
                                                        ----  -----  -----  -----  ----

         Stores open at end of year........ ......       161    184    202    232   274
                                                        ----  -----  -----  -----  ----

         (a) These stores were closed because they failed to achieve an acceptable level of profitability or because a new Monro store was opened in the same market at a more favorable location.

         Monro believes that there are expansion opportunities in new as well as existing market areas and expects to open a total of 40-50 stores in fiscal 1997. This expansion will result from a combination of constructing stores on vacant land and acquiring existing store locations. The Company believes that as the industry consolidates due to the increasingly complex nature of automotive repair and the expanded capital requirements for state-of-the art equipment, there will be more opportunities for acquisitions of existing businesses or store structures.

         The Company has developed a systematic method for selecting new store locations and a more targeted approach to marketing new stores. Key factors in market and site selection include population, demographic characteristics, vehicle population and the intensity of competition. These factors are evaluated through the use of a proprietary computer model developed for the Company. The characteristics of each potential site are compared by the model to the profiles of existing stores, and the model then projects sales for that site. Monro attempts to cluster stores in market areas in order to achieve economies of scale in advertising, supervision and distribution costs. All new sites presently under consideration are within or contiguous to Monro's established marketing areas.

         The Company believes that management and operating improvements implemented over the last several fiscal years will enhance its ability to sustain its growth. Monro has a chain-wide computerized inventory control and electronic point-of-sale (POS) management information system, which has increased management's ability to monitor operations as the number of stores has grown. In fiscal 1995, the Company added electronic cataloging to its POS system. This feature allows store managers to electronically research the specific parts needed for the make and model of car being serviced. Enhancements continue to be made to the system annually which increase efficiency, improve the quality and timeliness of store reporting and enable the Company to better serve its customers.

         The financing to open a new store location may be accomplished in one of three ways: a store lease for the land and building (in which case, land and building costs will be financed primarily by the lessor), a land lease with the building constructed by the Company (with building costs paid by the Company), or a land purchase with the building constructed by the Company. In all three cases, each new store also will require approximately $136,000 for equipment (including a point-of-sale system), and approximately $53,000 in inventory. Because Monro generally does not extend credit to its customers, stores generate almost no receivables and a new store's actual net working capital investment is nominal. Total capital required to open a new store ranges, on average (based upon the last three fiscal years' openings), from $210,000 to $790,000 depending on the location and which of the three financing methods is used. In instances where Monro acquires an existing business, it may pay additional amounts for intangible assets such as customer lists, covenants not-to-compete and goodwill.

         At March 31, 1996, Monro leased the land and/or the building at 73% of its store locations and owned the land and building at the remaining locations. Monro's policy is to situate new stores in the best locations, without regard to the form of ownership required to develop the locations.

         New stores have average sales of approximately $340,000 in their first twelve months of operation.

STORE OPERATIONS

         Store Format

         The typical format for a Monro repair store is a free-standing building of approximately 4,500 square feet consisting of a sales area, six fully-equipped service bays and a parts storage area, with a parking lot with space for approximately 20 cars. Most service bays are equipped with aboveground electric vehicle lifts. The typical store carries $53,000 of inventory and 2,500 stock keeping units ("SKUs"). Generally, each store is located within 35 miles of a "key" store which carries approximately 20% more inventory than a typical store and serves as a mini-distribution point for other stores in its area.

         The stores generally are situated in high-visibility locations in suburban areas or small towns and offer easy customer access. The typical store is open from 7:30 a.m. to 8:00 p.m. on Mondays, Tuesdays, Thursdays and Fridays; from 7:30 a.m. to 6:00 p.m. on Wednesdays; and from 7:30 a.m. to 5:00 p.m. on Saturdays.

         Inventory Control and Management Information System

         All Monro stores are linked to the central office and warehouse by a computerized inventory control and electronic POS management information system, which enables the Company to collect sales and operational data on a daily basis, to adjust store pricing to reflect local conditions and to control inventory on a "real-time" basis. Additionally, each store has access through the POS system to the inventory carried by the seven stores nearest to it. Management believes that this feature improves customer satisfaction and store productivity by reducing the time required to locate out-of-stock parts.

         Quality Control and Warranties

         To maintain quality control, the Company conducts audits to rate its employees' telephone sales manner and the accuracy of pricing information given. All headquarters management personnel participate in the Company's day-in-the-store program by working in a store under the direction of the store manager, once every other month, to better understand the latest developments at the store level.

         Customer comment cards, pre-addressed to the headquarters office, are available at each store for customers to comment on the Company's services. The Company's Chief Executive Officer personally reads and responds to these completed comment cards, and customer concerns are addressed via personal follow-up by field management.

         The Company has a customer survey program to monitor customer attitudes toward service quality, friendliness, speed of service, and several other factors for each store. This program includes four survey mailings per store annually. (Each mailing consists of 100 surveys.) Completed surveys are read by the Chief Executive Officer, and at his direction, customer concerns are addressed via letter and personal follow-up by field management.

         Additionally, in fiscal 1994, the Company implemented its "Double Check for Accuracy Program." This quality assurance program requires that a technician and supervisory-level employee independently inspect a customer's vehicle, diagnose and document the necessary repairs, and agree on an estimate before presenting it to a customer. This process is formally documented on the written estimate by store personnel.

         The Company is an active member of the Motorist Assurance Program
         (MAP). MAP is an organization of automotive retailers, wholesalers and manufacturers which was established as part of an industry-wide effort to address the ethics and business practices of companies in the automotive repair industry. Participating companies are committed to improving consumer confidence and trust in the automotive repair industry by adopting "Uniform Inspection Guidelines" and "Standards of Service" established by MAP. These "Standards of Service" are posted in every Monro store and serve to provide consistent recommendations to customers in the diagnosis and repair of a vehicle.

         Monro offers limited warranties on substantially all of the products and services that it provides. The Company believes that these warranties are competitive with industry practices.

         Store Personnel and Training

         The Company supervises store operations primarily through its five district managers who oversee 27 regional managers. The typical store is staffed by a store manager and four to six technicians, one of whom serves as the assistant manager.

          All store managers receive a base salary, and assistant managers receive hourly compensation. In addition, all store managers and assistant managers receive other compensation based on their store's customer relations, gross profit, labor cost controls, safety, sales volume and other factors. A quarterly bonus is awarded to all store managers and assistant managers based on performance against these goals.

          Monro believes that the ability to recruit and retain qualified technicians is an important competitive factor in the automotive repair industry, which has historically experienced a high turnover rate. Monro makes a concerted effort to recruit individuals who will have a long-term commitment to the Company and offers an hourly rate structure and additional compensation based on productivity; a competitive benefits package, including health, life and disability insurance; profit-sharing and pension plans; as well as the opportunity to advance within the Company. Most of the Company's managers and regional managers started with Monro as technicians.

          Most of the Company's new technicians join the Company in their early twenties as trainees or apprentices. As they progress, they are promoted to technician and eventually master technician, the latter requiring ASE certification in both brakes and suspension. The Company offers a tool lease program through which trainee technicians can acquire their own set of tools. The Company also will reimburse technicians for the cost of ASE certification test fees and encourages all technicians to become certified by providing a higher hourly wage rate following their certification.

          The Company's training department conducts in-house technical clinics for store personnel and management training programs for new store managers, and coordinates attendance at technical clinics offered by the Company's vendors. Each store maintains a library of 20-25 instructional videos. The Company issues technical bulletins to all stores on innovative or complex repair processes, and maintains a centralized data base for technical repair problems. In addition, the Company has established a telephone technical hotline to provide assistance to store personnel in resolving problems encountered while diagnosing and repairing vehicles. The help line is available during all hours of store operation.

          During fiscal 1995, the Company began testing a "training store" concept in one of its regions. This involves a six-week comprehensive training program for a group of entry-level technicians which occurs in a fully functioning Monro store. The program is taught by a full-time training manager who is permanently assigned to the store, along with the store manager. In the past, new technicians were trained in a less formal manner by an experienced technician at the store for which they were hired. In addition to providing a more focused training effort, this new training structure relieves the store managers and more experienced technicians of the initial training burden. The structure also contributes to more efficient and profitable store environments. Technicians completing this program are assigned to stores within the region. Based upon the success of the program, the Company established training stores in two other regions during fiscal 1996, and plans to expand the number of training stores in the future.

PURCHASING AND DISTRIBUTION

         The Company, through its wholly-owned subsidiary Monro Service Corporation, selects and purchases parts and supplies for all stores on a centralized basis. Although purchases outside the centralized system are made when needed at the store level, these purchases accounted for approximately 12% of all parts used in fiscal 1996.

         The Company's ten largest vendors accounted for approximately two thirds of its parts purchases, with the largest vendor accounting for slightly over 18% of total purchases in fiscal 1996. The Company purchases parts from over 100 vendors and has no long-term contracts with any vendor. Management believes that the Company's relationships with vendors are excellent and that alternative sources of supply exist, at comparable cost, for substantially all parts used in the Company's business. The company routinely obtains bids from vendors to ensure it is receiving competitive pricing and terms.

         Parts are shipped by vendors to the Company's warehouse facility in Rochester, New York, and are distributed to stores through the Company's owned and operated tractor/trailer fleet. Most stores are replenished once every week from the warehouse, and such replenishment fills, on the average, 97% of all items ordered by the stores' automatic POS-driven replenishment system. The warehouse stocks approximately 10,000 SKUs.

COMPETITION

         The Company competes in the retail automotive service industry. This industry is generally highly competitive and fragmented, and the number, size and strength of competitors varies widely from region to region. The Company believes that competition in this industry is based on customer service and reputation, store location, name awareness and price. Monro's primary competitors include national and local undercar specialty chains, both franchised and company-operated; car dealerships; and, to a lesser extent, gas stations and independent garages. Monro considers Midas International Corp., Meineke Discount Mufflers Inc. and Speedy Muffler King Inc. to be direct competitors. In most of the new markets that the Company has entered, at least one competitor was already present. In identifying new markets, the Company analyzes, among other factors, the intensity of competition. See "Expansion Strategy."

EMPLOYEES

         As of March 31, 1996, Monro had 1,694 employees, of whom 1,564 were employed in the field organization, 44 were employed at the warehouse and 86 were employed at the Company's corporate headquarters. Monro's employees are not members of any union. The Company believes that its relations with its employees are good.

REGULATION

         The Company stores new oil and generates and handles used automotive oils and certain solvents, which are disposed of by licensed third-party contractors. Thus, the Company is subject to a number of federal, state and local environmental laws including the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"). In addition, the United States Environmental Protection Agency (the "EPA"), under the Resource Conservation and Recovery Act ("RCRA"), and various state and local environmental protection agencies regulate the Company's handling and disposal of waste. The EPA, under the Clean Air Act, also regulates the installation of catalytic converters by the Company and all other repair stores by periodically spot checking jobs and has the power to fine businesses that use improper procedures or materials. The EPA has the authority to impose sanctions, including civil penalties up to $25,000 per violation (or up to $25,000 per day for certain willful violations or failures to cooperate with authorities), for violations of RCRA and the Clean Air Act. The Company is subject to various laws and regulations concerning workplace safety, zoning and other matters relating to its business. The Company believes that it is in substantial compliance with all applicable environmental and other laws and regulations, and that the cost of such compliance is not material to the Company.

         In 1992, two national chains with which the Company competes were the subject of investigations by consumer protection agencies and the Attorneys General of various states, including several states in which the Company does business. These occurrences caused a heightened awareness on the part of the automotive service industry of the need to make certain a properly informed consumer is making the decision on the auto service needs of his or her car. They have also precipitated the introduction of proposed legislation in various states where the Company operates which would further regulate the auto service industry. Throughout its 39-year history, the Company has believed that a satisfied customer is its best advertisement and continues to place strong emphasis on customer satisfaction. To date, none of this legislation has been enacted. The Company continues to monitor such proposed legislation and believes that because of its method of operation and strength of its systems, it will be in a strong position, relative to its competition, to comply with any legislation which may be enacted.

SEASONALITY

         Although the Company's business is not highly seasonal, customers do require more undercar service during the period of March through October than the period of November through February, when miles driven tend to be lower. As a result, sales and profitability are lower during the latter period.

ITEM 2. PROPERTIES

         The Company, through Monro Service Corporation, owns its office/warehouse facility of approximately 95,000 square feet, which is located on 12.7 acres of land in Holleder Industrial Park, located in Rochester, New York.

         Of Monro's 274 stores at March 31, 1996, 75 were owned, 142 were leased and for 57, the land only was leased. In general, the Company leases store sites for a ten-year period with several five-year renewal options. Giving effect to all renewal options, over 90% of the non-capital leases (160 stores) expire after 2003. Certain of the leases provide for contingent rental payments if a percentage of annual gross sales exceeds the base fixed rental amount. The highest contingent percentage rent of any lease is 6.75%, and no such lease has adversely affected profitability of the store subject thereto. Certain officers and directors of the Company or members of their families are the lessors, or have interests in entities that are the lessors, with respect to 41 of the leases. No related party leases, other than renewals or modifications of leases on existing stores, have been entered into since May 1989, and no new related party leases are contemplated.

         The existing and former headquarters office and warehouse facility and 38 of the owned stores are subject to mortgages held by commercial banks or private investors. As of March 31, 1996, the outstanding amount under the mortgage on the existing headquarters office and warehouse facility was $2.9 million, the outstanding amount under the mortgage on the former headquarters office and warehouse facility was $.2 million and the aggregate outstanding amount under the permanent mortgages on 38 of the owned stores was $11.8 million. There was also $.7 million outstanding under a mortgage held by the City of Rochester, New York, secured by the land on which the new headquarters office and warehouse is located, and a term loan of $ .7 million secured by the existing headquarters facility.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party or subject to any legal proceedings other than certain routine claims and lawsuits that arise in the normal course of its business. The Company does not believe that such routine claims or lawsuits, individually or in the aggregate, will have a material adverse effect on its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1996.


ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY AS OF JUNE 1, 1996

         The following persons are the executive officers of the Company, having been elected by and serving at the discretion of the Board of Directors of the Company:

Name                     Age       Position
- ----                     ---       --------
Lawrence C. Day           46       President and Chief Executive Officer

John W. August            42       Sr. Vice President - Business Development

Robert W. August          44       Sr. Vice President - Marketing, and Secretary

G. Michael Cox            43       Sr. Vice President - Store Operations

Catherine D'Amico         40       Sr. Vice President - Finance, Chief Financial
                                   Officer and Treasurer

Thomas J. Budreau         39       Vice President - Eastern Operations

William E. Thackrah       39       Vice President - Western Operations

         The following is a brief account of the business experience of each of the executive officers of the Company:

         Lawrence C. Day has been President and Chief Executive Officer since April 1995 and a director since July 1993. Mr. Day was Executive Vice President and Chief Operating Officer from July 1993 to April 1995. Prior to joining the Company, Mr. Day was Vice President of the Auto Express Division of Montgomery Ward & Co., Incorporated from December 1991 to June 1993, Field Director of the Auto Express Division of Montgomery Ward & Co., Incorporated from December 1989 to December 1991 and Vice President of Automotive Industries, Inc. from February 1989 to December 1989. From September 1976 to January 1989, Mr. Day held various management positions for the Firestone Tire & Rubber Company.

         John W. August has been Senior Vice President - Business Development since November 1994. Mr. August was Senior Vice President - Store Operations from May 1992 to November 1994, Vice President - Western Operations from August 1988 to May 1992, Vice President - Real Estate from June 1985 to August 1988, and has worked for Monro in various other capacities since 1972.

         Robert W. August has been Senior Vice President - Marketing since May 1992, Secretary since July 1984 and a director since June 1982. Mr. August was Vice President - Marketing from July 1989 to May 1992, Executive Vice President from 1984 to July 1989, and has worked for Monro in various other capacities since 1968.

         G. Michael Cox has been Senior Vice President - Store Operations since January 1995. Prior to joining the Company, Mr. Cox was Director of Affiliated Dealer Operations for Bridgestone/Firestone, Inc. from 1993 to January 1995, Director of Corporate Accounts for Bridgestone/Firestone, Inc. from 1992 to 1993 and a Zone Manager for Bridgestone/Firestone, Inc. from 1990 to 1992. Mr. Cox held various other management positions for Bridgestone/Firestone, Inc. from 1976 to 1990.

         Catherine D'Amico has been Senior Vice President - Finance, Chief Financial Officer and Treasurer since August 1993. Ms. D'Amico, a certified public accountant, was previously a Senior Audit Manager with Price Waterhouse LLP in Rochester, New York and was affiliated with such firm from 1978 to 1993.

         Thomas J. Budreau has been Vice President - Eastern Operations since October 1995. Prior to joining the Company, Mr. Budreau was the National Auto Express Service Manager for Montgomery Ward & Co., Incorporated from March 1994 to October 1995. From 1975 to March 1994, Mr. Budreau held various other management positions with Montgomery Ward & Co., Incorporated.

         William E. Thackrah has been Vice President - Western Operations since May 1994. From May 1992 through April 1994, Mr. Thackrah was a district manager, and a regional manager from August 1987 through April 1992. Mr. Thackrah has worked for Monro in various other capacities since February 1978, excluding the period from June 1985 through July 1987 when he was self-employed as a sales representative for Snap-On Tool.

                             PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

Market Information

         The Common Stock is traded on the over-the-counter market and is quoted on the NASDAQ National Market System under the symbol "MNRO." The following table sets forth, for the Company's last two fiscal years, the range of high and low sales prices on the NASDAQ National Market System for the Common Stock:

                                    FISCAL 1996               FISCAL 1995
                                    -----------               -----------
         QUARTER ENDED              HIGH      LOW             HIGH    LOW
         -------------              ----      ---             ----    ---
         June 30,                   18 13/16  13 5/8          16 3/8  14 1/4
         September 30,              15 3/4    14 1/4          17 7/8  15 1/2
         December 31,               15 3/4    13 3/4          20      16 3/8
         March 31,                  16 1/4    12 3/4          19      15 3/4


         Amounts in these tables have been adjusted to reflect the five percent stock dividends paid in August 1995 and in August 1994.

Holders

         At June 1, 1996, the Company's Common Stock was held by approximately 1,421 shareholders of record or through nominee or street name accounts with brokers.

Dividends

         On January 26, 1996, the Company's Board of Directors declared a five percent stock dividend, payable August 5, 1996, to shareholders of record as of June 21, 1996. Information regarding the number of shares of Common Stock outstanding, as set forth in this Form 10-K, does not include any shares of Common Stock to be issued in connection with such dividend.

         While the Company has not paid any cash dividends on the Common Stock since its inception, any future determination as to the payment of dividends will be at the discretion of the Board of Directors and will depend on the Company's financial condition, results of operations, capital requirements, compliance with charter and contractual restrictions, and such other factors as the Board of Directors deems relevant.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial and operating data of the Company for each year in the five-year period ended March 31, 1996. The financial data and certain operating data have been derived from the Company's financial statements which have been examined by Price Waterhouse LLP, independent accountants. This data should be read in conjunction with the Financial Statements and related notes included under Item 8 of this report and in conjunction with other financial information included elsewhere in this Form 10-K.

                                                       YEAR ENDED MARCH 31,
                                                        -------------------
                                          1996      1995       1994       1993     1992
                                          ----      ----       ----       ----     ----
                                          (Dollars in thousands, except per share data)
INCOME STATEMENT DATA:
Sales................................  $117,104  $109,098    $93,620    $78,507   $70,424
Cost of sales including distribution
  and occupancy costs................    66,236    59,725     51,196     42,591    37,491
                                        -------   -------    -------    -------   -------
Gross profit.........................    50,868    49,373     42,424     35,916    32,933
Operating, selling, general and
  administrative expenses............    35,299    32,304     28,068     23,611    21,010
                                        -------   -------    -------    -------   -------
Operating income.....................    15,569    17,069     14,356     12,305    11,923
Interest expense - net...............     2,637     1,939      2,080      2,074     2,142
Other expense (income) - net.........       330        22        107        (43)      (17)
                                        -------   -------    -------    -------   --------
Income before provision for income taxes 12,602    15,108     12,169     10,274     9,798
Provision for income taxes...........     4,988     6,024      4,818      4,120     4,094
                                        -------   -------    -------    -------   -------
Net income...........................  $  7,614   $ 9,084    $ 7,351    $ 6,154   $ 5,704
                                        =======   =======    =======    ========  ========
Earnings per share(a)................  $    .99   $  1.18    $   .96    $   .81   $   .76
                                        =======   =======    =======    ========  ========
Weighted average number of Common Stock
  shares and equivalents (a).........     7,693     7,699      7,653      7,635     7,513
                                        =======   =======    =======    ========  ========

SELECTED OPERATING DATA:
Sales growth:
  Total..............................      7.3 %    16.5%      19.3%      11.5%     10.3%
  Comparable store (b)...............     (3.9)%     6.1%       9.5%       2.9%      3.6%
Stores open at beginning of year.....       232       202        184        161       143
Stores open at end of year...........       274       232        202        184       161
Capital expenditures ................  $ 25,581   $20,299    $14,374    $14,759   $ 9,284


BALANCE SHEET DATA (AT PERIOD END):
Net working capital..................  $  8,891   $ 6,863    $ 7,894    $ 8,140   $ 8,426
Total assets.........................   120,055    93,042     77,042     63,507    51,531
Long-term debt.......................    45,459    28,749     24,326     22,599    17,863
Shareholders' equity.................    55,887    48,169     38,815     31,425    25,255

(a) Earnings per share for each fiscal year was computed by dividing net income after preferred dividends by the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during the respective year. All share and per share information has been adjusted to give retroactive effect to the five percent stock dividends paid in August 1995 and in August 1994, and to the 5.43-1 stock split in June 1991.

(b) Comparable store sales data is calculated based on the change in sales of only those stores open as of the beginning of the preceding fiscal year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth income statement data of the Company expressed as a percentage of sales for the fiscal years indicated:

                                                                  YEAR ENDED MARCH 31,
                                                               1996      1995       1994
                                                              -----     -----      -----
Sales......................................................   100.0%    100.0%     100.0%
Cost of sales including distribution and occupancy costs...    56.6      54.7       54.7
                                                              ------    ------     -----
Gross profit...............................................    43.4      45.3       45.3
Operating, selling, general and administrative expenses....    30.1      29.7       30.0
                                                              ------    ------     -----
Operating income...........................................    13.3      15.6       15.3
Interest expense - net.....................................     2.2       1.8        2.2
Other expense - net........................................     0.3       0.0        0.1
                                                              ------    ------     -----
Income before provision for income taxes...................    10.8      13.8       13.0
Provision for income taxes.................................     4.3       5.5        5.1
                                                              ------    ------     -----
Net income.................................................     6.5%      8.3%       7.9%
                                                              ======    ======     =====

FORWARD-LOOKING STATEMENTS

         The statements contained in this Annual Report on Form 10-K which are not historical facts, including (without limitation) in particular, statements made in this Item and in "Item 1 - Business," may contain forward-looking statements that are subject to important factors that could cause actual results to differ materially from those in the forward-looking statement, including (without limitation) product demand, the effect of economic conditions, the impact of competitive services, products and pricing, product development, parts supply restraints or difficulties, industry regulation and the continued availability of capital resources and financing and other risks set forth or incorporated herein and in the Company's Securities and Exchange Commission filings. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.


FISCAL 1996 AS COMPARED TO FISCAL 1995

         Sales for fiscal 1996 increased $8.0 million, or 7.3%, over sales for fiscal 1995. This increase was due to an increase of approximately $17.3 million for stores opened since April 1, 1995, partially offset by a comparable store sales decrease of 3.9%. During the year, 43 stores were opened and one was closed. At March 31, 1996, the Company had 274 stores in operation.

         Management believes that the comparable store sales decrease resulted from a slowdown in consumer spending for most of calendar 1995, caused by a general decline in economic conditions, particularly in the northeastern part of the country where most of the Company's stores are located.

         Gross profit for fiscal 1996 was $50.9 million or 43.4% of sales, as compared with $49.4 million or 45.3% of sales for fiscal 1995. The reduction in gross profit as a percent of sales was due, in part, to an increase in purchases at the store level of certain higher-cost parts. During periods of slower sales, store personnel more readily accept undercar repair work outside of the normal recurring services the store usually provides. This repair work often involves parts not stocked by the

Company. In addition, labor costs increased as a percent of sales because, during periods of slower sales when technicians may not be fully productive, they will receive a minimum base level wage. Lastly, distribution and occupancy costs increased as a percent of sales for fiscal 1996 primarily due to an increase in the number of stores versus sales increases.

         Operating, selling, general and administrative expenses for fiscal 1996 increased by $3.0 million to $35.3 million and, as a percentage of sales, increased by .4% as compared to fiscal 1995. This increase in total dollars expended is due, among other things, to additional supervision and advertising expense in newly-added stores and regions, greater costs related to the Company's continuing investment in training, and additional store expenses related to the growth in the number of stores. Although expenses increased during fiscal 1996 as compared to fiscal 1995, the growth rate of these expenses (9.3%) was lower than the percentage increase in the number of stores (18.5%), due to ongoing, concerted efforts by management to control costs and to operate within budgetary constraints. Accounting for a large portion of the cost reductions were decreases in bonus and profit sharing expenses. Since the Company did not attain the minimum required percentage of targeted profit performance, employee bonus payments were significantly reduced and were eliminated for executive officers, and profit sharing contributions were eliminated.

         Operating income in fiscal 1996 of $15.6 million, or 13.3% of sales, decreased by $1.5 million from the fiscal 1995 level of $17.1 million due to the factors discussed above.

         Interest expense, net of interest income, increased as a percent of sales from 1.8% in fiscal 1995 to 2.2% in fiscal 1996 primarily due to increased borrowings. Average debt outstanding for the year ended March 31, 1996 was up approximately $9.7 million as compared to the year ended March 31, 1995.

         Other expense, net, of $.3 million in fiscal 1996 represents costs incurred to move to the Company's new office/warehouse facility as well as carrying costs for the former warehouse facility through fiscal 1997.

         The Company's effective tax rate decreased to 39.6% of pre-tax income in fiscal 1996 from 39.9% in fiscal 1995 primarily due to reductions in state tax rates in two of the states in which the Company operates.

         Net income for fiscal 1996 decreased by $1.5 million or 16.2% compared to fiscal 1995 due to the factors discussed above.

FISCAL 1995 AS COMPARED TO FISCAL 1994

         Sales for fiscal 1995 increased $15.5 million, or 16.5%, over sales for fiscal 1994. This increase was due to a comparable store sales increase of 6.1%, and an increase of approximately $10.2 million for stores opened since the beginning of fiscal 1994. During the year, 30 stores were opened and none were closed. At March 31, 1995, the Company had 232 stores in operation.

         Management believes that successful execution of key elements of its operating strategy, including an unwavering commitment to customer satisfaction, comprehensive training of service technicians and competitive pricing, helped contribute to the sales increase.

         Gross profit for fiscal 1995 at $49.4 million increased from $42.4 million for fiscal 1994, but was unchanged as a percent of sales at 45.3%.

         Operating, selling, general and administrative expenses for fiscal 1995 increased by 15.1% or $4.2 million to $32.3 million and, as a percentage of sales, declined by .3% as compared to fiscal 1994. This increase in total dollars expended is due, among other things, to additional supervision and advertising expense in newly-added stores and regions, greater costs related to the Company's continuing investment in training, and additional store expenses related to the growth in the number of stores. Although expenses increased during fiscal 1995 as compared to fiscal 1994, the growth rate of expenses was lower than the sales growth rate, due to ongoing, concerted efforts by management to control costs and to operate within budgetary constraints. One area accounting for a more significant portion of the decline as a percent of sales was workers compensation expense. Management believes that continued emphasis on safety programs has contributed to a decline in the severity of job-related injuries.

         Operating income in fiscal 1995 of $17.1 million, or 15.6% of sales, increased by $2.7 million over the fiscal 1994 level of $14.4 million due to the factors discussed above.

         Interest expense, net of interest income, decreased as a percent of sales from 2.2% in fiscal 1994 to 1.8% in fiscal 1995 due to the Company's funding of new store construction during most of fiscal 1995 with cash flow from operations, paydown of $1.8 million on a term loan on April 1, 1994 and increased capitalized construction period interest. The increase in capitalized construction period interest is due to an increase in interest rates and an increase in construction-in-progress.

         The Company's effective tax rate increased to 39.9% of pre-tax income in fiscal 1995 from 39.6% in fiscal 1994 due to the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," in fiscal year 1994 which resulted in a one-time decrease in the provision for income taxes of $70,000.

         Net income for fiscal 1995 increased by $1.7 million or 23.6% over fiscal 1994 due to the factors discussed above.

CAPITAL RESOURCES AND LIQUIDITY

         Capital Resources

         The Company's primary capital requirements for fiscal 1996 were the funding of its new store expansion program, the upgrading of facilities and systems in existing stores and the construction of the new headquarters office and warehouse facility, totalling $27.0 million, and principal payments on long-term debt and capital leases of $22.7 million.

          In fiscal 1995, the Company's primary capital requirements were the funding of its new store expansion program and the upgrading of facilities and systems in existing stores totaling $20.3 million, and principal payments on long-term debt and capital lease obligations totaling $6.9 million.

          In both fiscal years 1996 and 1995, these capital requirements were met by cash flow from operations and by interim and permanent mortgage financing of new stores. Additionally, in fiscal 1996, capital requirements were met through the use of a Revolving Credit Facility. (See additional discussion under "Liquidity".)

          In fiscal 1997, the Company intends to open 40-50 new stores. Total capital required to open a new store ranges, on average (based upon the last three fiscal years' openings), from $210,000 to $790,000 depending on whether the store is leased, owned or land leased. Management believes that the Company has sufficient resources available (including cash and equivalents, cash flow from operations and bank financing) to expand its business as currently planned for the next several years.

          Liquidity

          At March 31, 1996, the Company had a $3.5 million line of credit for the purpose of issuing stand-by-letters of credit on an unsecured basis. The line requires fees aggregating .875% annually of the face amount of each stand-by-letter of credit, payable quarterly in advance. A total of $2.9 million was outstanding under this line at March 31, 1996.

          As of June 1, 1996, the Company had outstanding $5.5 million in principal amount of its 10.65% Senior Notes due 1999 (the "Senior Notes") with Massachusetts Mutual Life Insurance Company pursuant to a Senior Note Agreement. The third of six annual installments of principal of $1.8 million was paid on April 1, 1996.

          The Company has available a line of credit of $7.5 million under a short-term borrowing agreement at the lower of the prime rate or other rate options available at the time of borrowing. There are no commitment fees associated with this line of credit and no amounts were outstanding at year end.

          Through February 1996, the Company had a real estate line of credit of $25.0 million to be used for the placement of store mortgages. This line was terminated in fiscal 1996 at the Company's initiative and replaced by a new unsecured Revolving Credit Facility with two banks. Under the terms of the Agreement, the Company may borrow up to $30.0 million through February 1999. The Company must pay a facility fee of .125% annually on the unused portion of the commitment.

          Prior to the termination of the real estate line, the Company had utilized $13.2 million for permanent mortgages. Any mortgage may be converted from a floating rate to a fixed rate loan during the first five years of its seven-year term. Interest is payable monthly. Monthly installments of principal are required based on 20-year amortization periods.

          During fiscal 1995, the Company purchased 12.7 acres of land for $.7 million from the City of Rochester, New York, on which its new office/warehouse facility is located. The City has provided financing for 100 percent of the cost of the land via a 20-year non-interest bearing mortgage, all due and payable in 2014.

          To finance its new office/warehouse building, the Company obtained permanent mortgage financing consisting of a 10-year mortgage for $2.9 million and an eight-year term loan in the amount of $.7 million. Both obligations require monthly interest payments, and each may be converted from a floating rate to a fixed rate loan before the last two years of their respective terms. The mortgage requires equal monthly installments of principal based on a 20-year amortization period, and the term loan requires equal monthly payments of principal to fully amortize the debt over the eight-year term. The Company entered into an interest rate swap agreement with a major financial institution which effectively fixes the interest rate over the terms of the aforementioned agreements at 7.15%.

          The Company also obtained a commitment for a $.5 million term loan to finance equipment for the new office/warehouse building. The obligation requires equal monthly principal payments to fully amortize the debt over a five-year term. Interest is payable monthly, and the obligation may be converted from a floating rate to a fixed rate loan during the first three years. No amounts had been borrowed under this term loan as of March 31, 1996.

          Certain of the Company's long-term debt agreements require, among other things, the maintenance of specified current ratios, interest and rent coverage ratios and amounts of tangible net worth, and also contain restrictions on dividend payments and capital expenditures. The Company is in compliance with these requirements at March 31, 1996, and does not believe that the covenants materially affect its business.

          As of March 31, 1996, the Company had cash and equivalents of $5.3 million.

          Inflation

          The Company does not believe its operations have been materially affected by inflation. The Company has been successful, in many cases, in mitigating the effects of merchandise cost increases principally through the use of volume discounts and alternative vendors.

          Financial Accounting Standards

          Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), was adopted by the Company as of April 1, 1993. The adoption of SFAS 109 resulted in a one-time decrease in the provision for income taxes of $70,000.

          Statement of Position (SOP) 93-7, "Reporting on Advertising Costs," which provides guidance on financial reporting on advertising costs, was issued in December 1993. This Statement was adopted by the Company in fiscal 1996 and had an immaterial effect on the results of operations.

          Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," was issued in October 1995 and has not yet been adopted by the Company. This Statement encourages entities to adopt a fair value based method of accounting for employee stock option plans (whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the employee service period) rather than the current intrinsic value based method of accounting (whereby compensation cost is measured at the grant date as the difference between market value and the price for the employee to acquire the stock). The Company plans to adopt the Statement in fiscal 1997, and plans to continue using the intrinsic value method of accounting which will require pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting had been applied.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                         Page
Report of Independent Accountants..........................................23

Audited Financial Statements:
         Consolidated Balance Sheet at March 31, 1996 and 1995.............24

         Consolidated Statement of Income for the three years
                  ended March 31, 1996.....................................25

         Consolidated Statement of Changes in Shareholders'
                  Equity for the three years ended March 31, 1996..........26

         Consolidated Statement of Cash Flows for the three
                  years ended March 31, 1996...............................27

         Notes to Consolidated Financial Statements........................28

Selected Quarterly Financial Information (Unaudited).......................41

                       REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and
Shareholders of
Monro Muffler Brake, Inc.


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Monro Muffler Brake, Inc. and its subsidiary at March 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ Price Waterhouse LLP

PRICE WATERHOUSE LLP
Rochester, New York
May 20, 1996

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET

                                                                                                       MARCH 31,
                                                                                                1996              1995
                                                                                                ----              ----
                                                                                                (DOLLARS IN THOUSANDS)
ASSETS

Current assets:
    Cash and equivalents, including interest-bearing accounts of $5,280
      in 1996 and $4,855 in 1995                                                              $    5,280         $  4,855
    Trade receivables                                                                              1,230            1,056
    Inventories                                                                                   16,538           13,612
    Federal and state income taxes receivable                                                         18               28
    Deferred income tax asset                                                                      1,275              801
    Other current assets                                                                           2,206            1,790
                                                                                         ----------------   --------------
                Total current assets                                                              26,547           22,142
                                                                                         ----------------   --------------

Property, plant and equipment                                                                    126,248           99,519
    Less - Accumulated depreciation and amortization                                             (35,969)         (29,672)
                                                                                         ----------------   --------------
                Net property, plant and equipment                                                 90,279           69,847
Other noncurrent assets                                                                            3,229            1,053
                                                                                         ----------------   --------------
                Total assets                                                                  $  120,055         $ 93,042
                                                                                         ================   ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt                                                         $    3,165         $  2,913
    Trade payables                                                                                 6,897            5,197
    Accrued interest                                                                                 345              322
    Accrued payroll, payroll taxes and other payroll benefits                                      2,836            3,654
    Accrued insurance                                                                              1,552            1,217
    Other current liabilities                                                                      2,861            1,976
                                                                                         ----------------   --------------
                Total current liabilities                                                         17,656           15,279

Long-term debt                                                                                    45,459           28,749
Deferred income tax liability                                                                      1,053              845
                                                                                         ----------------   --------------
                Total liabilities                                                                 64,168           44,873
                                                                                         ----------------   --------------

Commitments
Shareholders' equity:
    Class C Convertible Preferred Stock, $1.50 par value, $.251 and $.263 conversion value at March 31, 1996 and 1995, respectively; 150,000 shares
      authorized; 91,727 shares issued and outstanding in 1996 and 1995                              138              138

    Common Stock, $.01 par value, 15,000,000 shares authorized; 6,914,835 shares
      and 6,531,230 shares issued and outstanding in 1996 and 1995, respectively                      69               65
    Additional paid-in capital                                                                    17,061           10,959
    Retained earnings                                                                             38,619           37,007
                                                                                         ----------------   --------------
                Total shareholders' equity                                                        55,887           48,169
                                                                                         ----------------   --------------
                Total liabilities and shareholders' equity                                      $120,055         $ 93,042
                                                                                         ================   ==============



     The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF INCOME

                                                                                              YEAR ENDED MARCH 31,
                                                                                              --------------------
                                                                                     1996              1995             1994
                                                                                     ----              ----             ----
                                                                                          (DOLLARS IN THOUSANDS, EXCEPT
                                                                                                 PER SHARE DATA)
Sales                                                                                 $117,104        $109,098         $93,620
Cost of sales, including distribution and occupancy costs (a)                           66,236          59,725          51,196
                                                                                  -------------     -----------    ------------

Gross profit                                                                            50,868          49,373          42,424
Operating, selling, general and administrative expenses                                 35,299          32,304          28,068
                                                                                  -------------     -----------    ------------

Operating income                                                                        15,569          17,069          14,356
Interest expense, net of interest income of $39 in 1996,
    $157 in 1995 and $161 in 1994 (a)                                                    2,637           1,939           2,080
Other expense, net                                                                         330              22             107
                                                                                  -------------     -----------    ------------

Income before provision for income taxes                                                12,602          15,108          12,169
Provision for income taxes                                                               4,988           6,024           4,818
                                                                                  -------------     -----------    ------------

Net income                                                                           $   7,614       $   9,084        $  7,351
                                                                                  =============     ===========    ============

Earnings per share                                                                 $       .99      $     1.18       $     .96
                                                                                  =============     ===========    ============

Weighted average number of shares of common stock and
    common stock equivalents used in computing earnings per share                        7,693           7,699           7,653
                                                                                  =============     ===========    ============


(a) Costs and expenses include charges for payments under operating and capital leases with affiliated parties totaling $1,688, $1,812 and $1,705 for the years ended March 31, 1996, 1995 and 1994, respectively.





     The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY




                                             CLASS C
                                           CONVERTIBLE                        ADDITIONAL
                                            PREFERRED          COMMON           PAID-IN          RETAINED
                                              STOCK             STOCK           CAPITAL          EARNINGS         TOTAL
                                              -----             -----           -------          --------         -----
                                                                        (DOLLARS IN THOUSANDS)
Balance at March 31, 1993                     $138               $59          $  5,343            $25,885        $31,425

Net income                                                                                          7,351          7,351

Exercise of stock options                                          1                38                                39
                                            ------            ------         ---------         ----------     ----------

Balance at March 31, 1994                      138                60             5,381             33,236         38,815

Net income                                                                                          9,084          9,084

Exercise of stock options                                          2               268                               270

Stock dividend                                                     3             5,310             (5,313)
                                            ------            ------         ---------         -----------    ----------

Balance at March 31, 1995                      138                65            10,959             37,007         48,169


Net income                                                                                          7,614          7,614

Exercise of stock options                                                          104                               104

Stock dividend                                                     4             5,998             (6,002)
                                            ------            ------         ---------         -----------    ----------

Balance at March 31, 1996                     $138               $69           $17,061            $38,619        $55,887
                                            ======            ======         =========         ==========     ==========





     The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                     YEAR ENDED MARCH 31,
                                                                                     --------------------
                                                                           1996             1995               1994
                                                                           ----             ----               ----
                                                                                    (DOLLARS IN THOUSANDS)
                                                                                 INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
     Net income                                                           $   7,614         $   9,084         $   7,351
                                                                       -------------     -------------     -------------
     Adjustments to reconcile net income to net cash provided
         by operating activities -
         Depreciation and amortization                                        6,762             5,492             4,901
         Net change in deferred income taxes                                   (266)              152              (287)
         (Gain) loss on disposal of property, plant and equipment                (1)                                 21
         Increase in trade receivables                                         (174)             (100)             (176)
         Increase in inventories                                             (2,721)           (1,938)           (1,356)
         (Increase) decrease in other current assets                           (373)               10              (214)
         Increase in other noncurrent assets                                   (462)              (48)              (75)
         Increase in trade payables                                           1,700             1,362               281
         Increase in accrued expenses                                           380               840             1,344
         Increase (decrease) in federal and state income taxes
            payable                                                              10              (177)               37
                                                                       -------------     -------------     -------------
               Total adjustments                                              4,855             5,593             4,476
                                                                       -------------     -------------     -------------
               Net cash provided by operating activities                     12,469            14,677            11,827
                                                                       -------------     -------------     -------------

Cash flows from investing activities:
     Proceeds from the sale of short-term investments                                             171             1,635
     Purchase of short-term investments                                                                            (843)
     Capital expenditures                                                   (25,581)          (20,299)          (14,374)
     Proceeds from the sale of property, plant and
       equipment                                                                 68                                  36
     Payment for purchase of miscellaneous acquisitions                      (2,416)
                                                                       -------------     -------------     -------------
               Net cash used for investing activities                       (27,929)          (20,128)          (13,546)
                                                                       -------------     -------------     -------------

Cash flows from financing activities:
     Proceeds from the sale of common stock                                     104               270                39
     Proceeds from borrowings                                                38,520            11,260             5,701
     Principal payments on long-term debt and capital
       lease obligations                                                    (22,739)           (6,854)           (2,367)
                                                                       -------------     -------------     -------------
               Net cash provided by financing activities                     15,885             4,676             3,373
                                                                       -------------     -------------     -------------

Increase (decrease) in cash                                                     425              (775)            1,654
Cash at beginning of year                                                     4,855             5,630             3,976
                                                                       -------------     -------------     -------------
Cash at end of year                                                       $   5,280         $   4,855         $   5,630
                                                                       =============     =============     =============





     The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

BACKGROUND

Monro Muffler Brake, Inc. and its wholly owned subsidiary, Monro Service Corporation (the "Company"), had 274 automotive repair centers operating primarily in the northeast region of the United States as of March 31, 1996. The Company experienced a change in control during 1984 which was accounted for as a purchase and required the recording of a new basis for assets and liabilities.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with such principles requires the use of estimates by management during the reporting period. Actual results could differ from those estimates.

A description of the Company's major accounting policies follows.

FISCAL YEAR

The Company's fiscal year ends on March 31.

CONSOLIDATION

The consolidated financial statements include the Company and its wholly owned subsidiary, Monro Service Corporation, after the elimination of intercompany transactions and balances.

REVENUE RECOGNITION

Sales are recorded upon completion of automotive undercar repair services provided to customers or upon the sale of incidental products and services to customers.

INVENTORIES

The Company's inventories consist of automotive parts and tires.

Substantially all merchandise inventories are valued under the last-in, first-out (LIFO) method. Under the first-in, first-out (FIFO) method, these inventories would have been $647,000, $556,000 and $434,000 higher at March 31, 1996, 1995 and 1994, respectively. The FIFO value of inventory approximates the current replacement cost.

PROPERTY, PLANT AND EQUIPMENT

All property, plant and equipment are stated at cost. For assets acquired in conjunction with the 1984 change in control referred to above, cost represents an allocation of the total purchase price to individual assets based on their estimated fair values at the date of acquisition. Depreciation of property, plant and equipment is provided on the straight-line basis. Buildings and improvements are depreciated over lives varying from 10 to 39 years; machinery, fixtures and equipment over lives varying from 5 to 15 years; and vehicles over lives varying from 5 to 7 years.

Certain leases have been capitalized and are classified on the balance sheet as fixed assets. These assets are being amortized on a straight-line basis over their estimated lives, which coincide with the terms of the leases (Note 4).

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ADVERTISING

The Company expenses the production costs of advertising the first time the advertising takes place, except for direct response advertising which is capitalized and amortized over its expected period of future benefits.

Direct response advertising consists primarily of coupons for the Company's services. The capitalized costs of this advertising are amortized over the period of the coupon's validity.

Advertising expense for the years ended March 31, 1996, 1995 and 1994 was not material to these financial statements.

INTEREST RATE HEDGE AGREEMENTS

The Company enters into interest rate hedge agreements which involve the exchange of fixed and floating rate interest payments periodically over the life of the agreement without the exchange of the underlying principal amounts. The differential to be paid or received is accrued as interest rates change and is recognized over the life of the agreements as an adjustment to interest expense.

EARNINGS PER SHARE

Earnings per share was computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the respective year. Common stock equivalents consist of shares of common stock (i) issuable upon exercise of outstanding stock options and (ii) issuable upon conversion of the Class C convertible preferred stock (the "Class C preferred stock"). The weighted average number of shares for all periods presented in the accompanying financial statements has been adjusted for the five percent stock dividends paid in August 1995 and in August 1994 (Note 9).

STATEMENT OF CASH FLOWS

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments with a maturity of three months or less to be cash equivalents.


NOTE 2 - CHANGE IN ACCOUNTING METHOD

Effective April 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." The adoption of SFAS 109 changes the Company's method of accounting for income taxes from the deferred method (APB 11) to an asset and liability approach. Previously, the Company deferred the past tax effects of timing differences between financial reporting and taxable income. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of other assets and liabilities.

The adjustments to the April 1, 1993 balance sheet to adopt SFAS 109 resulted in a $70,000 net increase in income. This amount is not considered material to the financial statements as a whole. It primarily represents the impact of adjusting deferred taxes to reflect the current tax rate as opposed to the higher tax rates that were in effect when the deferred taxes originated.

Under SFAS 109, assets and liabilities acquired in purchase business combinations are assigned their fair values assuming equal tax bases, and deferred taxes are provided for lower or higher tax bases. Under APB 11, assigned values were net of tax. In adopting SFAS 109, the Company adjusted the carrying amounts of assets acquired in 1984 in the change of control (Note 1). Pretax income from operations for the year ended March 31, 1994 was reduced by approximately $50,000 representing the increase in depreciation expense resulting from the higher carrying amounts.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - ACQUISITIONS

During fiscal 1996, the Company completed the acquisition of 14 existing automotive repair stores in five separate transactions totalling $2.8 million. The largest of the acquisitions was the purchase of the operating assets of seven Muffler Xpress stores located in North and South Carolina and Virginia for $1.2 million in September 1995. These acquisitions were accounted for as purchases and did not have a significant effect on the Company's consolidated financial statements.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

The major classifications of property, plant and equipment are as follows:


                                                MARCH 31, 1996                                   MARCH 31, 1995
                                               --------------                                    --------------
                                 OWNED             LEASED           TOTAL             OWNED         LEASED        TOTAL
                                 -----             ------           -----             -----         ------        -----
                                                                    (DOLLARS IN THOUSANDS)

Land                             $15,864                            $15,864          $12,461                     $12,461
Buildings and
   improvements                   54,517            $6,391           60,908           42,094        $5,841        47,935
Equipment, signage
   and fixtures                   37,831                82           37,913           29,629            82        29,711
Vehicles                           5,905               222            6,127            4,817                       4,817
Construction-in-
   progress                        5,436                              5,436            4,595                       4,595
                           --------------    --------------   --------------      -----------    ----------    ----------
                                 119,553             6,695          126,248           93,596         5,923        99,519
     Less - Accumulated
       depreciation and
       amortization               32,444             3,525           35,969           26,507         3,165        29,672
                           --------------    --------------   --------------      -----------    ----------    ----------
                                 $87,109            $3,170          $90,279          $67,089        $2,758       $69,847
                           ==============    ==============   ==============      ===========    ==========    ==========


Interest costs capitalized aggregated $617,000 in 1996 and $492,000 in 1995.

Amortization expense recorded under capital leases totaled $360,000, $326,000 and $356,000 for the years ended March 31, 1996, 1995 and 1994, respectively.

NOTE 5 - OTHER NONCURRENT ASSETS

Other noncurrent assets consist of the following:

                                                                                             MARCH 31,
                                                                                        1996          1995
                                                                                        ----          ----
                                                                                      (DOLLARS IN THOUSANDS)
Deferred debt issuance costs                                                         $   578       $   337
Non-compete agreements                                                                   555            56
Investment in limited partnership                                                        378           394
Goodwill                                                                               1,393            53
Other                                                                                    325           213
                                                                                    --------     ---------

                                                                                      $3,229        $1,053
                                                                                      ======        ======

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Accumulated amortization associated with noncurrent assets at March 31, 1996 and 1995 amounted to $1,211,000 and $1,009,000, respectively.

Goodwill is being amortized on a straight-line basis over periods ranging from 5 to 20 years.


NOTE 6- LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                                     MARCH 31,
                                                                                                     --------
                                                                                              1996              1995
                                                                                              ----              ----
                                                                                              (DOLLARS IN THOUSANDS)

    Revolving Credit Facility                                                                 $19,790
    10.65% Senior Notes, due in installments through 1999                                       7,333         $  9,167
    8.5% Mortgage Note Payable, secured by warehouse and office
       building, due in installments through 1997                                                 162              256
    Mortgage Notes Payable, LIBOR plus 1.6%, secured by store
       properties, due in installments through 2000 (a)                                         4,466            4,728
    Mortgage Notes Payable, LIBOR plus 1.35%, secured by store properties,
       due in installments through 2001 (a)                                                     1,990            2,099
    Mortgage Notes Payable, LIBOR plus 1.25%, secured by store properties, due
       in installments through 2002 (a)                                                         3,683            5,000
    Mortgage Note Payable, LIBOR plus .8%, secured by new warehouse and
       office building, due in installments through 2005 (a)                                    2,903            2,880
    Term loan financing, LIBOR plus .8%, secured by new warehouse and
       office building, due in installments through 2003 (a)                                      702              720
    Mortgage Note Payable, non-interest bearing, secured by new warehouse and office
       land, due in one installment in 2014                                                       660              660
    Other mortgages and notes, prime plus .75% to 10.5%, partially secured by store
       properties and equipment, due in installments through 2003 (a)                           1,932            1,681
    Obligations under capital leases, 6.0% to 16.8%, secured by store properties and
       certain equipment, due in installments through 2011                                      5,055            4,558

                                                                                         -------------    -------------
                                                                                               48,676           31,749
         Less - Unamortized debt discount (b)                                                      52               87
                                                                                         -------------    -------------
                                                                                               48,624           31,662
         Less - Current portion                                                                 3,165            2,913
                                                                                         -------------    -------------

                                                                                              $45,459          $28,749
                                                                                         =============    =============



    (a) The prime rate at March 31, 1996 was 8.25%. The London Interbank Offered Rate (LIBOR) at March 31, 1996 was 5.47%.

    (b) The debt discount is the result of valuing the debt at fair market value as of the 1984 purchase date.


MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has available an unsecured line of credit of $7.5 million under a short-term borrowing agreement at the lower of the prime rate or other rate options available at the time of borrowing. There are no commitment fees associated with this line of credit and no amounts were outstanding at year end.

At March 31, 1996, the Company has a $3.5 million line of credit for the purpose of issuing stand-by-letters of credit on an unsecured basis. The line requires fees aggregating .875% annually of the face amount of each stand-by-letter of credit, payable quarterly in advance. A total of $2.9 million was outstanding under this line at March 31, 1996.

Through February 1996, the Company had a real estate line of credit of $25.0 million to be used for the placement of store mortgages, inclusive of a $5.0 million sublimit which existed to finance land acquisition and construction costs of new stores until permanent mortgages had been granted. A total of $5.0 million was outstanding under this sublimit at March 31, 1995.

The real estate line of credit was terminated in fiscal 1996 at the Company's initiative and replaced by a new Revolving Credit Facility. Amounts outstanding under the sublimit were repaid in full.

Prior to the termination of the real estate line of credit, the Company had utilized $13.2 million for permanent mortgages. Any mortgage may be converted from a floating rate to a fixed rate loan during the first five years of its seven-year term. Interest is payable monthly. Equal monthly installments of principal are required based on 20-year amortization periods.

In February 1996, the Company finalized an unsecured Revolving Credit Agreement with two banks. Under the terms of the Agreement, the Company may borrow up to $30.0 million through February 1999 at the prime rate or at a LIBOR based rate which fluctuates quarterly dependent upon Company performance. The Company must pay a facility fee of .125% annually on the unused portion of the commitment.

During fiscal 1995, the Company purchased 12.7 acres of land for $.7 million from the City of Rochester, New York, on which its new office/warehouse facility is located. The City has provided financing for 100 percent of the cost of the land via a 20-year non-interest bearing mortgage, all due and payable in 2014.

To finance its new office/warehouse building, the Company obtained permanent mortgage financing consisting of a 10-year mortgage for $2.9 million and an eight-year term loan in the amount of $.7 million. Both obligations require monthly interest payments, and each may be converted from a floating rate to a fixed rate loan before the last two years of their respective terms. The mortgage requires equal monthly installments of principal based on a 20-year amortization period, and the term loan requires constant monthly payments of principal to fully amortize the debt over the eight-year term. The Company entered into an interest rate swap agreement with a major financial institution which effectively fixes the interest rate over the terms of the aforementioned agreements at 7.15%.

The Company also has obtained a commitment for a $.5 million term loan to finance equipment for the new office/warehouse building. The obligation requires equal monthly principal payments to fully amortize the debt over a five-year term. Interest is payable monthly at LIBOR plus .8%, and the obligation may be converted from a floating rate to a fixed rate loan during the first three years. No amounts had been borrowed under this term loan as of March 31, 1996.

Certain of the Company's long-term debt agreements require, among other things, the maintenance of specified current ratios, interest and rent coverage ratios and amounts of tangible net worth, and also contain restrictions on dividend payments and capital expenditures. The Company is in compliance with these requirements at March 31, 1996. These agreements permit mortgages and specific financing lease arrangements with other parties with certain limitations.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Aggregate debt maturities (excluding amortization of debt discount) over the next five years and thereafter are as follows:


                                                             CAPITAL LEASES
                                                             --------------
                                                       AGGREGATE        IMPUTED        ALL OTHER
                        YEAR ENDED MARCH 31,             AMOUNT         INTEREST         DEBT        TOTAL
                        --------------------             ------         --------        -----       -----
                                                                (DOLLARS IN THOUSANDS)
                                1997                   $ 1,167        $  (868)         $ 2,898    $  3,197
                                1998                     1,122           (820)           3,698       4,000
                                1999                     1,079           (770)           3,827       4,136
                                2000                     1,054           (716)           7,802       8,140
                                2001                     1,060           (651)           6,814       7,223
                                Thereafter               6,397         (2,999)          18,582      21,980
                                                                                                -----------
                                          Total                                                    $48,676
                                                                                                ===========



NOTE 7 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments consisted of the following:

                                                           MARCH 31,
                                                             1996
                                                             ----
                                                    CARRYING          FAIR
                                                     VALUE           VALUE
                                                     -----           -----
                                                    (DOLLARS IN THOUSANDS)
Cash and cash equivalents                           $  5,280       $ 5,280
Long-term debt, including current portion           $ 43,621       $43,768


The carrying amount of cash and cash equivalents approximates fair value because their maturity is generally less than one year in duration. Fair value of long-term debt was estimated using either quoted market prices for the same or similar issues, or the current rates offered to the Company for debt with similar maturities.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES

Effective April 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes" (Note 2).

The components of the provision (benefit) for income taxes are as follows:

                            YEAR ENDED MARCH 31,
                            --------------------
                        1996        1995       1994
                        ----        ----       ----
                           (DOLLARS IN THOUSANDS)
Currently payable -
     Federal           $ 4,340    $ 4,760    $ 4,073
     State                 908      1,148      1,056
                       -------    -------    -------
                         5,248      5,908      5,129
Deferred -
     Federal              (219)        98       (230)
     State                 (41)        18        (81)
                       -------    -------    -------
                          (260)       116       (311)
                       -------    -------    -------
               Total   $ 4,988    $ 6,024    $ 4,818
                       =======    =======    =======

Deferred tax (liabilities) assets are comprised of the following:


                                           YEAR ENDED MARCH 31,
                                           --------------------
                                       1996        1995       1994
                                       ----        ----       ----
                                         (DOLLARS IN THOUSANDS)
    Depreciation                     $(1,352)   $(1,241)   $(1,182)
    Prepaid expenses                    (316)      (365)      (353)
    Tax shelter investment              (263)      (240)      (216)
    Other                                (33)       (82)       (38)
                                     -------    -------    -------

Gross deferred tax liabilities        (1,964)    (1,928)    (1,789)
                                     -------    -------    -------

    Capital leases                       527        640        677
    Insurance accruals                   605        524        564
    Inventory reserves                    65         84        113
    Pension liability                                56         71
    Vacation accrual                     166        152        122
    Warranty and other reserves          551        388        258
    Other                                272         40         92
                                     -------    -------    -------

Gross deferred tax assets              2,186      1,884      1,897
                                     -------    -------    -------

Net deferred tax asset (liability)   $   222    $   (44)   $   108
                                     =======    =======    =======

The Company believes that it is more likely than not that the net deferred tax asset will be realized through taxable earnings or alternative tax strategies.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation between the U. S. federal statutory tax rate and the effective tax rate reflected in the accompanying financial statements is as follows:

                                                         YEAR ENDED MARCH 31,
                                                         --------------------
                                         1996                    1995                    1994
                                         ----                    ----                    ----
                                  Amount    Percent      Amount       Percent     Amount       Percent
                                  ------    -------      ------       -------     ------       -------
                                                        (DOLLARS IN THOUSANDS)
Federal income tax based on
   statutory tax rate applied
   to income before taxes        $ 4,311      34.2       $5,188         34.3      $4,159         34.2
State income tax, net of
   federal income tax benefit        570       4.5          766          5.1         642          5.3
Impact of change in accounting
   method (Note 2)                                                                   (70)         (.6)
Other                                107        .9           70           .5          87           .7
                                 -------    ------       ------       ------      ------       ------
                                 $ 4,988      39.6       $6,024         39.9      $4,818         39.6
                                 =======    ======       ======       ======      ======       ======




NOTE 9 - CONVERTIBLE PREFERRED STOCK AND COMMON STOCK

A summary of the changes in the number of shares of Class C preferred stock and common stock is as follows:



                                                                    Common                       Class C
                                                                     Stock                Convertible Preferred
                                                                    Shares                        Stock
                                                               -----------------     --------------------------------
Balance at March 31, 1994                                            5,952,198                        91,727
Stock options exercised                                                281,452
Stock dividend                                                         297,580
                                                               -----------------                --------------
Balance at March 31, 1995                                            6,531,230                        91,727
Stock options exercised                                                 57,116
Stock dividend                                                         326,489
                                                               -----------------                --------------
Balance at March 31, 1996                                            6,914,835                        91,727
                                                               =================                ==============

On May 17, 1995, the Board of Directors declared a five percent stock dividend on the Company's common stock, paid August 7, 1995, to shareholders of record as of June 23, 1995. On May 17, 1994, the Board of Directors declared a five percent stock dividend on the Company's common stock, paid August 1, 1994, to shareholders of record as of June 17, 1994. All share and per share information included in the accompanying financial statements and notes have been adjusted to give retroactive effect to these dividends.

Additionally, in accordance with antidilution provisions of the Class C convertible preferred stock, the conversion value of the preferred stock was restated to $.251 per share.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Holders of at least 60% of the Class C preferred stock must approve any action authorized by the holders of common stock. In addition, there are certain restrictions on the transferability of shares of Class C preferred stock.

Under the 1984 and 1987 Incentive Stock Option Plans, 628,590 shares (as retroactively adjusted for the five percent stock dividends) of the common stock were reserved for issuance to officers and key employees. The 1989 Incentive Stock Option Plan authorized an additional 149,664 shares (as retroactively adjusted for the five percent stock dividends) for issuance.

In January 1994, the Board of Directors authorized an additional 222,705 shares (as retroactively adjusted for the five percent stock dividends) for issuance under the 1989 Plan, which was approved by shareholders in August 1994.

In May 1995, the Board of Directors authorized an additional 95,000 shares (as retroactively adjusted for the five percent stock dividends) for issuance under the 1989 Plan, which was approved by shareholders in August 1995.

Generally, options vest with respect to 60% of the shares of common stock subject thereto three years after the date of grant. Options on 50% of the remaining shares vest on the fourth anniversary of the date of grant, and the balance vests on the fifth anniversary of the date of grant. Options to purchase 316,902 shares, 354,672 shares and 603,605 shares were exercisable at March 31, 1996, 1995 and 1994, respectively, at prices ranging from $1.67 to $14.51 per share (as retroactively adjusted for the five percent stock dividends).

The outstanding options have a duration of ten years and are exercisable through January 2006.

A summary of changes in outstanding stock options (as retroactively adjusted for the five percent stock dividends) is as follows:

                                                                                     YEAR ENDED MARCH 31,
                                                                                     --------------------
                                                                        1996                 1995              1994
                                                                        ----                 ----              ----
Outstanding at beginning of year                                      481,121              755,866           717,174
Options granted at $12.36, $13.38 and $16.90 per share                                                        72,214
Options granted at $17.74 per share                                                         21,000
Options granted at $14.75, $17.27 and $13.00 per share                158,400
Options canceled at $14.51 per share                                                          (220)             (552)
Options canceled at $14.51, $16.90 and $13.00 per share                (3,248)
Options exercised at $1.67 and $2.09 per share
  in 1996, $.50, $2.09, $3.00 and $14.51 per share in 1995
  and $.50, $1.67, $2.09 and $3.00 per share in 1994                  (57,116)            (295,525)          (32,970)
                                                               ----------------     ----------------   ---------------
Outstanding at end of year                                            579,157              481,121           755,866
                                                               ================     ================   ===============
Shares available for grant                                            123,621              183,764           204,544
                                                               ================     ================   ===============

Price of options outstanding at end of year                    $1.67 - $17.74       $1.67 - $17.74     $.50 - $16.90
                                                               ================     ================   ===============

In August 1994, subject to the approval of shareholders in August 1995, the Board of Directors authorized a non-employee directors' stock option plan. The plan initially reserves 57,750 shares of common stock (as retroactively adjusted for the five percent stock dividends), and provides for (i) the grant to each non-employee director as of August 1, 1994 of an option to purchase 2,625 shares of the Company's common stock (as retroactively adjusted for the five percent stock dividends) and (ii) the annual grant to each non-employee director of an option to purchase 2,625 shares (as retroactively adjusted for the five percent stock dividends) on the date of the annual meeting of shareholders beginning in 1995. The options expire ten years from the date of grant and have an exercise price equal to the fair market value of the Company's common stock on the date of grant. Options vest immediately upon issuance.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A summary of changes in these stock options is as follows:

                                                                         YEAR ENDED MARCH 31,
                                                                         --------------------
                                                                       1996                  1995
                                                                       ----                  ----
Outstanding at beginning of year                                            18,375                    0

Options granted at $16.37                                                                        18,375

Options granted at $14.75                                                   18,375
                                                                -------------------    -----------------

Outstanding at end of year                                                  36,750               18,375
                                                                ===================    =================

Shares available for grant                                                  21,000               39,375
                                                                ===================    =================

Price of options outstanding at end of year                        $14.75 - $16.37               $16.37
                                                                ===================    =================


NOTE 10 - 1996 STOCK DIVIDEND

On January 26, 1996, the Board of Directors declared a five percent stock dividend, payable August 5, 1996, to common stockholders of record as of June 21, 1996. Shares of common or preferred stock included in the accompanying financial statements and notes have not been adjusted to reflect this dividend.


NOTE 11 - OPERATING LEASES AND OTHER COMMITMENTS

The Company leases retail facilities and computer equipment under noncancellable lease agreements which expire at various dates through 2012. In addition to stated minimum payments, certain real estate leases have provisions for contingent rentals when retail sales exceed specified levels. Generally, the leases provide for renewal for various periods at stipulated rates. Most of the facilities' leases require payment of property taxes, insurance and maintenance costs in addition to rental payments, and several provide an option to purchase the property at the end of the lease term.

Future minimum payments required under noncancellable leases are as follows:




YEAR ENDED MARCH 31,                                                             AMOUNT
- --------------------                                                             ------
                                                                           (DOLLARS IN THOUSANDS)
   1997                                                                          $ 6,297
   1998                                                                            5,958
   1999                                                                            5,703
   2000                                                                            5,641
   2001                                                                            5,170
   Thereafter                                                                     19,914
                                                                                 -------
         Total                                                                   $48,683
                                                                                 =======



Rent expense under operating leases totaled $5,500,000, $4,681,000 and $3,941,000 in 1996, 1995 and 1994, respectively, including contingent rentals of $511,000, $587,000 and $550,000 in each respective year.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - EMPLOYEE RETIREMENT AND PROFIT SHARING PLANS

The Company has a noncontributory defined benefit plan covering most employees. Coverage under the plan begins after completing one year of service and attainment of age twenty-one. Benefits are based primarily on years of service and employees' pay near retirement. The Company's funding policy is consistent with the funding requirements of Federal law and regulations. Plan assets are invested in fixed income funds.

Pension cost included the following components:

                                                                                        YEAR ENDED MARCH 31,
                                                                                   1996        1995        1994
                                                                                   ----        ----        ----
                                                                                      (DOLLARS IN THOUSANDS)
Service cost - benefits earned during the period                                 $   230      $   215     $   170
Interest cost on projected benefit obligation                                        277          248         214
Return on plan assets                                                               (227)        (159)       (113)
Amortization of net transition asset                                                  14          (13)       (107)
                                                                                 -------      --------    --------


Net pension cost                                                                 $   294      $   291     $   164
                                                                                 =======      =======     =======



The plan's funded status was as follows:

                                                                                                MARCH 31,
                                                                                          1996           1995
                                                                                          ----           ----
                                                                                         (DOLLARS IN THOUSANDS)
Actuarial present value of benefit obligation:
   Vested benefit obligation                                                           $(3,177)       $(2,870)
                                                                                       ========       ========

   Accumulated benefit obligation                                                      $(3,322)       $(3,044)
                                                                                       ========       ========

Projected benefit obligation                                                           $(4,103)       $(3,628)
Plan assets at fair value                                                                3,370          2,904
                                                                                       --------       --------

Projected benefit obligation in excess of plan assets                                     (733)          (724)
Unrecognized net loss                                                                      766            669
Unrecognized prior service cost                                                             27             30
Unrecognized net transition asset                                                         (175)          (204)
                                                                                      ---------       --------


Pension liability at March 31                                                         $   (115)       $  (229)
                                                                                      =========       ========



The projected benefit obligation at March 31, 1996 and 1995 assumed discount rates of 7.5%. Increase in future compensation levels was assumed to be 5% in 1996 and 1995. The assumed long-term rates of return on plan assets at March 31, 1996 and 1995 were 8% and 7.5%, respectively. In 1995, assumptions concerning turnover and mortality were also revised to better reflect the Company's demographics. The net effect of assumption changes was to increase net pension cost in fiscal 1995 by approximately $27,000.

The unrecognized transition asset is being amortized over fifteen years beginning April 1, 1988. The unrecognized prior service cost is being amortized over fifteen years beginning April 1, 1990.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company also has a profit sharing plan which covers full-time employees who meet the age and service requirements of the plan. The annual contribution to the plan is at the discretion of the Compensation and Benefits Committee of the Board of Directors and totaled $475,000 and $450,000 for the years ended March 31, 1995 and 1994, respectively. No contribution was made for the year ended March 31, 1996.

The Company's management bonus plan provides for the payment of annual cash bonus awards to participating employees, as selected by the Board of Directors, based primarily on the Company's attaining pre-tax income targets established by the Board of Directors. Charges to expense applicable to the management bonus plan totaled $104,000, $764,000 and $500,000 for the years ended March 31, 1996, 1995 and 1994, respectively. Because the Company did not attain a minimum required percentage of targeted profit performance in fiscal 1996, 1996 expense does not include any bonus amounts for executive officers.

NOTE 13 - RELATED PARTY TRANSACTIONS

Certain (a) principal shareholders/directors of the Company, (b) partnerships in which such persons have interests or (c) trusts of which members of their families are beneficiaries are lessors of certain facilities to the Company. Payments under such operating and capital leases amounted to $1,688,000, $1,812,000 and $1,705,000 for the years ended March 31, 1996, 1995 and 1994, respectively. Amounts payable under these lease agreements totaled $79,000 and $51,000, respectively, at March 31, 1996 and 1995.

No related party leases, other than renewals or modifications of leases on existing stores, have been entered into since May 1989 and no new leases are contemplated.

Effective July 1991, the Company entered into a management agreement with an investment banking firm associated with a principal shareholder/director of the Company to provide financial advice. The agreement provides for an annual fee of $160,000, plus reimbursement of out-of-pocket expenses. During fiscal 1996, 1995 and 1994, the Company incurred fees of $160,000 annually under this agreement.

NOTE 14 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following transactions represent noncash investing and financing activities during the periods indicated:

YEAR ENDED MARCH 31, 1996
In connection with the declaration of a five percent stock dividend (Note 9), the Company increased common stock and additional paid-in capital by $4,000 and $5,998,000, respectively, and decreased retained earnings by $6,002,000.

Capital lease obligations of $772,000 were incurred under various lease agreements.

In connection with the acquisition of several automotive repair stores, liabilities were assumed as follows:

                                                            (DOLLARS IN
                                                              THOUSANDS)
Fair value of assets acquired                                    $2,835
Cash paid                                                         2,416
                                                           -------------
     Liabilities assumed                                         $  419
                                                           =============

YEAR ENDED MARCH 31, 1995
In connection with the declaration of a five percent stock dividend (Note 9), the Company increased common stock and additional paid-in capital by $3,000 and $5,310,000, respectively, and decreased retained earnings by $5,313,000.

A capital lease obligation of $35,000 was incurred under a lease agreement.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


YEAR ENDED MARCH 31, 1994
Capital lease obligations of $386,000 were incurred under various lease agreements.

In connection with the remeasurement of assets to fair value under SFAS 109 (Note 2), adjustments were made increasing buildings, accumulated depreciation and deferred taxes by $494,000, $216,000 and $278,000, respectively.


                                                                                    YEAR ENDED MARCH 31,
                                                                                    --------------------
                                                                                1996         1995         1994
                                                                                ----         ----         ----
                                                                                    (DOLLARS IN THOUSANDS)
Cash paid during the year:
   Interest, net                                                                 $3,205      $2,447       $2,377
   Income taxes, net                                                             $5,244      $6,049       $5,068

SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth income statement data by quarter for the fiscal years ended March 31, 1996 and 1995.

                                                      FOR THE QUARTER ENDED
                                                      ---------------------
                                          JUNE 30,      SEPT.30,      DEC.31,    MARCH 31,
                                            1995          1995         1995        1996
                                            -----       -------      --------    ------
                                           (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
Sales.....................................$28,945       $31,217       $28,190    $28,752
Cost of sales including distribution
  and occupancy costs..................... 15,865        17,004        16,995     16,372
                                          -------       -------       -------    -------
Gross profit.............................. 13,080        14,213        11,195     12,380
Operating, selling, general
  and administrative expenses.............  8,863         8,528         8,709      9,199
                                          -------       -------       -------    -------
Operating income..........................  4,217         5,685         2,486      3,181
Interest expense - net....................    666           573           544        854
Other expense.............................    129             5             3        193
                                          --------      -------       -------    -------
Income before provision for income taxes..  3,422         5,107         1,939      2,134
Provision for income taxes................  1,347         2,043           745        853
                                          -------       -------       -------    -------
Net income................................$ 2,075       $ 3,064       $ 1,194    $ 1,281
                                          =======       =======       =======    =======
Earnings per share (b)....................$   .27       $   .40       $   .16    $   .17
                                          =======       =======       =======    =======
Weighted number of Common Stock
  shares and equivalents (a) (b)..........  7,705         7,688         7,686      7,688
                                          =======       =======       =======    =======


                                            1994          1994          1994       1995
                                            ----          ----          ----       ----
Sales.....................................$29,625       $31,129       $25,643    $22,701
Cost of sales including distribution
  and occupancy costs..................... 15,461        16,685        14,643     12,936
                                          -------       -------       -------    -------
Gross profit.............................. 14,164        14,444        11,000      9,765
Operating, selling, general
  and administrative expenses.............  8,498         8,319         7,940      7,547
                                          -------       -------       -------    -------
Operating income..........................  5,666         6,125         3,060      2,218
Interest expense - net....................    470           488           497        484
Other (income) expense....................    (14)            3             3         30
                                          --------      -------       -------    -------
Income before provision for income taxes..  5,210         5,634         2,560      1,704
Provision for income taxes................  2,095         2,265         1,029        635
                                          -------       -------       -------    -------
Net income................................$ 3,115       $ 3,369       $ 1,531    $ 1,069
                                          =======       =======       =======    =======
Earnings per share (b)....................$   .41       $   .44       $   .20    $   .14
                                          =======       =======       =======    =======
Weighted number of Common Stock
  shares and equivalents (a) (b)..........  7,679         7,695        7,712      7,709
                                          =======       =======       =======    =======

(a) Earnings per share for each period was computed by dividing net income after preferred dividends by the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during the respective quarters.

(b) All share and per share information has been adjusted to give retroactive effect to the five percent stock dividends paid in August 1995 and in August 1994.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE


  None.


                                    Part III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

  Information concerning the directors of the Company is incorporated herein by reference to the section captioned "Election of Directors" in the Proxy Statement.

  Information concerning the executive officers of the Company is set forth in
  Item 4A of Part I hereof.

  Information concerning required Section 16(a) disclosure is incorporated herein by reference to the section captioned "Compliance with Section 16(a) of the Exchange Act" in the Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

  Information concerning executive compensation is incorporated herein by reference to the section captioned "Executive Compensation" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

  Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to the sections captioned "Principal Shareholders" and "Election of Directors" in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information concerning certain relationships and related transactions is incorporated herein by reference to the sections captioned "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Proxy Statement.

                                    Part IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K



          FINANCIAL STATEMENTS
          Reference is made to Item 8 of Part II hereof.

          FINANCIAL STATEMENT SCHEDULES
          Schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the Financial Statements or the notes thereto.

          EXHIBITS
          Reference is made to the Index to Exhibits accompanying this Form 10-K as filed with the Securities and Exchange Commission. The Company will furnish to any shareholder, upon written request, any exhibit listed in such Index to Exhibits upon payment by such shareholder of the Company's reasonable expenses in furnishing any such exhibit.

          REPORTS ON FORM 8-K
          No reports on Form 8-K were filed during the last quarter of fiscal 1996.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MONRO MUFFLER BRAKE, INC.
                                        (Registrant)

                                        By   /s/ Lawrence C. Day
                                          -------------------------------------
                                           Lawrence C. Day
                                           President and Chief Executive Officer

Date: June 27, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of June 27, 1996.

Signature                   Title
- ---------                   -----

/s/ Catherine D'Amico       Senior Vice President-Finance, Chief
- ------------------------    Financial Officer and Treasurer
Catherine D'Amico           (Principal Financial and Accounting
                            Officer)

Burton S. August*           Director

Charles J. August*          Director

Robert W. August*           Director

Frederick M. Danziger*      Director

Jack M. Gallagher*          Director

Donald Glickman*            Director

Peter J. Solomon*           Director

Lionel B. Spiro*            Director

W. Gary Wood*               Director

                         *By   /s/ Lawrence C. Day
                            ---------------------------------------
                            Lawrence C. Day
                            Chief Executive Officer,
                            Director and as Attorney-in-Fact

                               INDEX TO EXHIBITS

               The following is a list of all exhibits filed herewith or incorporated by reference herein:

Exhibit No.       Page        Document
- -----------       ----        --------
        3.01*                 Restated Certificate of Incorporation of the Company,
                              dated July 23, 1991, with Certificate of
                              Amendment, dated November 1, 1991.  (1992 Form
                              10-K, Exhibit No. 3.01)

        3.02*                 Restated By-Laws of the Company, dated July 23, 1991.
                              (Amendment No. 1, Exhibit No. 3.04)

        4.01       55         Revolving Credit Agreement, dated February 7,
                              1996, among Monro Muffler Brake, Inc., as
                              borrower, and The Chase Manhattan Bank, N.A. and
                              Fleet Bank as lenders, and The Chase Manhattan
                              Bank, N.A. as agent.

        4.02*                 Senior Note Agreement, dated March 1, 1989, between the
                              Company and Massachusetts Mutual Life Insurance
                              Company.  (Form S-1, Exhibit No. 4.02)

        4.02a*                Amendment No. 1, dated June 17, 1991, to Senior Note
                              Agreement, between the Company and Massachusetts
                              Mutual Life Insurance Company.  (Amendment No. 1,
                              Exhibit No. 4.02a)

        4.03*                 10.65% Senior Notes Due April 1, 1999, dated March 22,
                              1989, issued by the Company to Massachusetts
                              Mutual Life Insurance Company.  (Form S-1,
                              Exhibit No. 4.03)

        4.04*                 Form of 10% Subordinated Promissory Note, dated July 12,
                              1984, issued by the Company to Charles J. August,
                              Robert W. August, John W. August, Burton Stuart
                              August and Waldemar Bachman.  No amounts were
                              outstanding as of March 31, 1995.  (Form S-1,
                              Exhibit No. 4.07)

        4.05*                 Unsecured Line of Credit, Commitment Letter, dated
                              October 5, 1995, between the Company and The
                              Chase Manhattan Bank, N.A. (September 1995 Form
                              10-Q, Exhibit No. 4.01)

        4.06*                 Offering Line of Credit for Standby Letters of
                              Credit,Commitment Letter, dated October 5, 1995, between the Company and The Chase Manhattan Bank,
                              N.A. (September 1995 Form 10-Q, Exhibit No. 4.02)

        4.07*                 Real Estate Line of Credit, Commitment Letter, dated
                              January 13, 1995, between the Company and The
                              Chase Manhattan Bank, N.A.  (December 1994 Form
                              10-Q, Exhibit No. 4.01)

        4.08*                 Commitment Letter for new headquarters facility, dated
                              January 13, 1995, between the Company and The
                              Chase Manhattan Bank, N.A. (December 1994 Form
                              10-Q, Exhibit No. 4.04)


- ---------------------

* An asterisk "*" following an exhibit number indicates that the exhibit is incorporated herein by reference to an exhibit to one of the following documents: (1) the Company's Registration Statement on Form S-1 (Registration No. 33-41290), filed with the Securities and Exchange Commission on June 19, 1991 ("Form S-1"); (2) Amendment No. 1 thereto, filed July 22, 1991 ("Amendment No. 1"); (3) the Company's Annual Report on Form 10-K for the fiscal year ended March 31,1992 ("1992 Form 10-K"); the
                              Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on December 24, 1992 ("Form S-8"); (5) the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993 ("1993 Form 10-K"); (6) the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1993 ("September 1993 Form 10-Q"); (7) the
                              Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1994 ("December 1994 Form 10-Q"); (8) the Company's Annual
                              Report on Form 10-K for the fiscal year ended March 31, 1994 ("1994 Form 10-K"); (9) the
                              Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995 ("1995 Form 10-K") or (10) the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995 ("September 1995 Form 10-Q"). The appropriate document and exhibit number are indicated in parentheses.

Exhibit No.    Page           Document
- -----------    ----           --------
        10.01*                1984 Employees' Incentive Stock Option Plan, as amended
                              through December 23, 1992.  (Form S-8, Exhibit
                              No.  4-1)**

        10.02*                1987 Employees' Incentive Stock Option Plan, as amended
                              through December 23, 1992.  (Form S-8, Exhibit
                              No.  4-2)**

        10.03*                1989 Employees' Incentive Stock Option Plan, as amended
                              through December 23, 1992.  (Form S-8, Exhibit
                              No.  4-3)**

        10.03a*               Amendment, dated as of January 25, 1994, to 1989
                              Employees' Incentive Stock Option Plan. (1994
                              Form 10-K, Exhibit No. 10.03a)**

        10.03b*               Amendment, dated as of May 17, 1995 to the 1989
                              Employees' Incentive Stock Option Plan (1995 Form
                              10-K, Exhibit No. 10.03)**

        10.04*                Retirement Plan of the Company, as amended and restated
                              effective as of April 1, 1989.  (September 1993
                              Form 10-Q, Exhibit No. 10)**

        10.05*                Profit Sharing Plan, amended and restated as of April 1,
                              1993.  (1995 Form 10-K, Exhibit No. 10.05)**

        10.06*                Mortgage and Security Agreement, dated September 1, 1987,
                              between the Company and Chase Lincoln First Bank,
                              N.A., with Mortgage Note, dated September 21,
                              1987, and Conditional Assignment of Leases and
                              Rents, dated September 1, 1987, with respect to
                              Shop No. 87.  (Form S-1, Exhibit No. 10.07)

        10.07*                Bond and Mortgage, dated April 9, 1986, among the
                              Company, Gerald Levin and Eleanor B. Levin, and
                              Frank A.  Cancelino and Jemma A. Cancelino, with
                              respect to Shop No. 75.  (Form S-1, Exhibit No.
                              10.08)

        10.08*                Mortgage, dated July 31, 1987, between the Company and
                              Central Trust Company, with Mortgage Note, dated
                              July 31, 1987, with respect to Shop No. 82.
                              (Form S-1, Exhibit No. 10.09)

        10.08a*               Amendment, dated June 17, 1991, to Mortgage with respect
                              to Shop No. 82, between the Company and Central
                              Trust Company.  (Amendment No. 1, Exhibit No.
                              10.09a)

        10.09*                Mortgage and Security Agreement, dated September 21, 1987
                              between the Company and Chase Lincoln First Bank,
                              N.A., with Mortgage Note, dated September 21,
                              1987, and Conditional Assignment of Leases and
                              Rents, dated September 1, 1987, with respect to
                              Shop No. 78.  (Form S-1, Exhibit No. 10.10)

- --------------------

** Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) hereof.


Exhibit No.     Page          Document
- -----------     ----          --------
        10.10*                Mortgage and Security Agreement, dated September 1, 1987,
                              between the Company and Chase Lincoln First Bank,
                              N.A., with Mortgage Note, dated September 1,
                              1987, and Conditional Assignment of Leases and
                              Rents, dated September 1, 1987, with respect to
                              Shop No. 86.  (Form S-1, Exhibit No. 10.11)

        10.11*                Mortgage and Security Agreement, dated December 1, 1987,
                              between the Company and Chase Lincoln First Bank,
                              N.A., with Mortgage Note, dated December 28,
                              1987, and Conditional Assignment of Leases and
                              Rents, dated December 1, 1987, with respect to
                              Shop No. 90.  (Form S-1, Exhibit No. 10.12)

        10.12*                Mortgage and Security Agreement, dated August 1, 1988,
                              between the Company and Chase Lincoln First Bank,
                              N.A., with Mortgage Note, dated August 9, 1988,
                              and Conditional Assignment of Leases and Rents,
                              dated August 1, 1988, with respect to Shop No.
                              120.  (Form S-1, Exhibit No. 10.13)

        10.13*                Mortgage and Security Agreement, dated August 1, 1988,
                              between the Company and Chase Lincoln First Bank,
                              N.A., with Mortgage Note, dated August 9, 1988,
                              and Conditional Assignment of Leases and Rents,
                              dated August 1, 1988, with respect to Shop No.
                              124.  (Form S-1, Exhibit No. 10.14)

        10.14*                Mortgage and Security Agreement, dated August 1, 1988,
                              between the Company and Chase Lincoln First Bank,
                              N.A., with Mortgage Note, dated August 9, 1988,
                              and Conditional Assignment of Leases and Rents,
                              dated August 1, 1988, with respect to Shop No.
                              125.  (Form S-1, Exhibit No. 10.15)

        10.15*                Mortgage, dated January 1, 1983, among the Company,
                              Lincoln First Bank, N.A., Mary C. Vasile, David
                              A.  Vasile, Marie J. Vasile, Vincenza Vasile,
                              Anthony G. Cashette, Joseph A. Fischette and
                              Lillian Lobene, with Mortgage Note, dated January
                              1, 1983, and Assignment of Mortgage, dated
                              December 3, 1984, by Lillian Lobene to Leo and
                              Matilda Iaia, with respect to the Company's headquarters offices and warehouse facilities.
                              (Form S-1, Exhibit No. 10.16)

        10.15a*               Modification and Extension Agreement, dated January 28,
                              1993, among the Company, The Chase Manhattan
                              Bank, N.A. (formerly Lincoln First Bank, N.A.),
                              Mary C. Vasile, David A. Vasile, Robert
                              Oppenheimer, Vincenza Vasile, Anthony G.
                              Cashette, Joseph A. Fischette and Leo and Matilda
                              Iaia, with respect to the Company's headquarters
                              offices and warehouse facilities.  (1993 Form
                              10-K, Exhibit No. 10.15a)

        10.16*                Modification and Extension Agreement, dated August 12,
                              1991, between AA & L Associates, L.P. and the
                              Company, with respect to Shop No. 1. (1992 Form
                              10-K, Exhibit No. 10.18)

        10.17*                Sublease, dated June 1, 1980, among August, August and
                              Lane Co-venture and the Company, with Amendment
                              of Lease, dated July 11, 1984, and assigned by
                              August, August and Lane Co-venture to AA & L
                              Associates, L.P., effective January 2, 1996 with
                              respect to Shop No. 3.  (Form S-1, Exhibit No.
                              10.19)


Exhibit No.          Page     Document
- -----------          ----     --------
        10.18*                Lease, dated March 8, 1972, among Charles J. August,
                              Burton S. August and Sheldon A. Lane and the
                              Company, with Amendment of Lease, dated July 11,
                              1984, with respect to Shop No. 7.  (Form S-1,
                              Exhibit No.  10.20)

        10.18a*               Confirmation of Assignment of Lease, dated December 31,
                              1991, among Charles J. August, Burton S. August
                              and Sheldon A. Lane and Stoneridge 7 Realty
                              Partnership, with respect to Shop No. 7. (1992
                              Form 10-K, Exhibit No. 10.20a)

        10.19*                Lease, effective December 1, 1985, among Chase Lincoln
                              First Bank, N.A. and Burton S. August, as
                              Trustees and the Company, with Assignment of
                              Lease, dated June 7, 1991, among Chase Lincoln
                              First Bank, N.A.  and Burton S. August, as
                              Trustees, and August, Eastwood & August, with
                              respect to Shop No. 8.  (Form S-1, Exhibit No.
                              10.21)

        10.20*                Lease, dated February 10, 1972, among Charles J. August,
                              Burton S. August and Sheldon A. Lane and the
                              Company as amended July 11, 1984 and assigned to
                              Lane, August, August Trust on June 7, 1991, and
                              assigned to Lane, August, August LLC effective
                              January 2, 1996, with respect to Shop No. 9.
                              (Form S-1, Exhibit No. 10.22)

        10.21*                Lease, dated May 1, 1973, among Charles J. August, Burton
                              S. August and Sheldon A. Lane and the Company,
                              with Amendment of Lease, dated July 11, 1984, and
                              Assignment of Lease, dated June 7, 1991, among
                              Charles J. August, Burton S. August and Sheldon
                              A. Lane and 35 Howard Road Joint Venture, with
                              respect to Shop No. 10.  (Form S-1, Exhibit No.
                              10.23)

        10.22*                Lease, dated May 7, 1973, among Charles J. August, Burton
                              S. August and Sheldon A. Lane and the Company,
                              with Amendment of Lease, dated July 11, 1984, and
                              assigned by Mssrs. August, August and Lane to AA
                              & L Associates, L.P., effective January 2, 1996,
                              with respect to Shop No. 12.  (Form S-1, Exhibit
                              No.  10.24)

        10.23*                Lease, dated July 25, 1974, among Charles J. August,
                              Burton S. August and Sheldon A. Lane and the
                              Company, with Amendment of Lease, dated July 11,
                              1984, and Assignment of Lease, dated June 7,
                              1991, among Charles J. August, Burton S. August and Sheldon A. Lane and AA & L Associates, L. P., with respect to Shop No. 14. (Form S-1, Exhibit
                              No. 10.25)

        10.24*                Lease, effective April 1, 1975, among Charles J. August,
                              Burton S. August and Sheldon A. Lane and the
                              Company, with Amendment of Lease, dated July 11,
                              1984, and Assignment of Lease, dated June 7,
                              1991, among Charles J. August, Burton S. August
                              and Sheldon A. Lane and Lane, August, August
                              Trust and assigned by Lane, August, August Trust
                              to Lane, August, August LLC, effective January 2,
                              1996, with respect to Shop No. 15.  (Form S-1,
                              Exhibit No. 10.26)

        10.25*                Lease, dated as of September 25, 1991, among Charles J.
                              August, Burton S. August and Sheldon A. Lane and
                              the Company, with respect to Shop No. 17.  (1992
                              Form 10-K, Exhibit No. 10.27)


Exhibit No.          Page     Document
- -----------          ----     --------
        10.26*                Lease, effective May 1, 1979, among Charles J. August,
                              Burton S. August and Sheldon A. Lane and the
                              Company, with Amendment of Lease, dated July 11,
                              1984, and Assignment of Lease, dated June 7,
                              1991, among Charles J. August, Burton S. August
                              and Sheldon A. Lane and AA & L Associates, L.P.,
                              with respect to Shop No. 23.  (Form S-1, Exhibit
                              No. 10.28)

        10.27*                Lease, effective May 1, 1980, among Charles J. August,
                              Burton S. August and Sheldon A. Lane and the
                              Company, with Amendment of Lease, dated July 11,
                              1984, and Assignment of Lease, dated June 7,
                              1991, among Charles J. August, Burton S. August
                              and Sheldon A. Lane and AA & L Associates, L.P.,
                              with respect to Shop No. 25.  (Form S-1, Exhibit
                              No. 10.29)

        10.28*                Lease, effective March 1, 1980, among Charles J. August,
                              Burton S. August and Sheldon A. Lane and the
                              Company, with Amendment of Lease, dated July 11,
                              1984, and Assignment of Lease, dated June 7,
                              1991, among Charles J. August, Burton S. August
                              and Sheldon A. Lane and AA & L Associates, L.P.,
                              with respect to Shop No. 27.  (Form S-1, Exhibit
                              No. 10.30)

        10.29*                Lease, effective July 1, 1980, among Charles J. August,
                              Burton S. August and Sheldon A. Lane and the
                              Company, with Amendment of Lease, dated July 11,
                              1984, and Assignment of Lease, dated June 7,
                              1991, among Charles J. August, Burton S. August
                              and Sheldon A. Lane and AA & L Associates, L.P.,
                              with respect to Shop No. 28.  (Form S-1, Exhibit
                              No. 10.31)

        10.30*                Lease, effective November 1, 1980, among Charles J.
                              August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July
                              11, 1984, and Assignment of Lease, dated June 7,
                              1991, among Charles J. August, Burton S. August and Sheldon A. Lane and AA & L Associates, L.P., with respect to Shop No. 29. (Form S-1, Exhibit
                              No. 10.32)

        10.31*                Lease, effective August 1, 1983, among Charles J. August,
                              Burton S. August and Sheldon A. Lane and the
                              Company, with Amendment of Lease, dated July 11,
                              1984, and Assignment of Lease, dated June 7,
                              1991, among Charles J. August, Burton S. August
                              and Sheldon A. Lane and AA & L Associates, L.P.,
                              with respect to Shop No. 30.  (Form S-1, Exhibit
                              No. 10.33)

        10.32*                Lease, effective December 1, 1981, among Charles
                              J. August, Burton S. August and Sheldon A. Lane
                              and the Company, with Amendment of Lease, dated
                              July 11, 1984, and assigned by Mssrs. August,
                              August and Lane to August, August and Lane of
                              Rochester, LLC, effective January 2, 1996, with
                              respect to Shop No.  31.  (Form S-1, Exhibit No.
                              10.34)

        10.33*                Modification and Extension Agreement, dated August 12,
                              1991, among Charles J. August, Burton S. August
                              and Sheldon A. Lane and the Company, and assigned
                              by Mssrs. August, August and Lane to August,
                              August and Lane of Rochester, LLC, effective
                              January 2, 1996, with respect to Shop No. 33.
                              (1992 Form 10-K, Exhibit No. 10.35)


Exhibit No.          Page     Document
- -----------          ----     --------
        10.34*                Lease, effective December 1, 1981, among Charles
                              J. August, Burton S. August and Sheldon A. Lane
                              and the Company, with Amendment of Lease, dated
                              July 11, 1984, and assigned by Mssrs. August,
                              August and Lane to August, August and Lane of
                              Rochester, LLC, effective January 2, 1996, with
                              respect to Shop No.  34.  (Form S-1, Exhibit No.
                              10.36)

        10.35*                Lease, dated April 10, 1984, among Charles J. August,
                              Burton S. August and Sheldon A. Lane and the
                              Company, with Amendment of Lease, dated July 11,
                              1984, and Assignment of Lease, dated June 7,
                              1991, among Charles J. August, Burton S. August
                              and Sheldon A. Lane and AA & L Associates, L.P.,
                              with respect to Shop No. 35.  (Form S-1, Exhibit
                              No. 10.37)

        10.36*                Lease, effective October 1, 1983, among Charles J.
                              August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July
                              11, 1984, with respect to Shop No. 36.  (Form
                              S-1, Exhibit No. 10.38)

        10.36a*               Assignment of Lease, dated October 1, 1991, among Charles
                              J. August, Burton S. August and Sheldon A. Lane
                              and AA & L Associates, L.P., with respect to Shop
                              No. 36.  (1992 Form 10-K, Exhibit No. 10.38a)

        10.37*                Lease, effective July 1, 1983, among Charles J. August,
                              Burton S. August and Sheldon A. Lane and the
                              Company, with Amendment of Lease, dated July 11,
                              1984, and Assignment of Lease, dated June 7,
                              1991, among Charles J. August, Burton S. August
                              and Sheldon A. Lane and AA & L Associates, L.P.,
                              with respect to Shop No. 43.  (Form S-1, Exhibit
                              No. 10.39)

        10.38*                Lease, dated as of February 1, 1983, among Charles J.
                              August, Burton S. August and Sheldon A. Lane and
                              the Company, with Amendment of Lease, dated July
                              11, 1984, and assigned by Mssrs. August, August
                              and Lane to AA & L Associates, L.P., effective
                              January 2, 1996, with respect to Shop No. 44.
                              (Form S-1, Exhibit No. 10.40)

        10.39*                Sublease, dated as of May 1, 1979, among Charles J.
                              August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July
                              11, 1984, and Assignment of Lease, dated June 7,
                              1991, among Charles J. August, Burton S. August and Sheldon A. Lane and AA & L Associates, L.P., with respect to Shop No. 45. (Form S-1, Exhibit
                              No. 10.41)

        10.40*                Lease, effective October 1, 1985, among Charles
                              J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated as of July 11, 1984, and Assignment of Lease, dated June 7, 1991, among Burton S. August, as
                              Trustee, and Lane, August, August Trust, and assigned by Lane, August, August Trust to Lane,
                              August, August LLC, effective January 2, 1996, with respect to Shop No. 48. (Form S-1, Exhibit
                              No. 10.42)

        10.41*                Lease, dated as of January 1, 1984, among Charles J.
                              August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July
                              11, 1984, and assigned by Mssrs. August, August and Lane to AA & L Associates, L.P., effective
                              January 2, 1996, with respect to Shop No. 49.
                              (Form S-1, Exhibit No. 10.43)


Exhibit No.          Page     Document
- -----------          ----     --------
        10.42*                Lease, dated July 1, 1982, among Charles J. August,
                              Burton S. August and Sheldon A. Lane and the
                              Company, with Amendment of Lease, dated July 11,
                              1984, and assigned by Mssrs. August, August and
                              Lane to AA & L Associates, L.P., effective
                              January 2, 1996, with respect to Shop No. 51.
                              (Form S-1, Exhibit No.  10.44)

        10.43*                Lease, dated July 1, 1982, among Charles J. August,
                              Burton S. August and Sheldon A. Lane and the
                              Company, with Amendment of Lease, dated July 11,
                              1984, with respect to Shop No. 52.  (Form S-1,
                              Exhibit No.  10.45)

        10.44*                Lease, dated May 1, 1979, among Charles J. August, Burton
                              S. August and Sheldon A. Lane and the Company,
                              with Amendment of Lease, dated July 11, 1984, and
                              Assignment of Lease, dated June 7, 1991, among
                              Charles J. August, Burton S. August and Sheldon
                              A. Lane and AA & L Associates, L.P., with respect
                              to Shop No. 53.  (Form S-1, Exhibit No. 10.46)

        10.45*                Lease, dated July 1, 1982, among Charles J. August,
                              Burton S. August and Sheldon A. Lane and the
                              Company, with Amendment of Lease, dated July 11,
                              1984, with respect to Shop No. 54.  (Form S-1,
                              Exhibit No.  10.47)

        10.46*                Lease, effective September 1, 1983, among Charles J.
                              August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July
                              11, 1984, and Assignment of Lease, dated June 7,
                              1991, among Charles J. August, Burton S. August and Sheldon A. Lane and AA & L Associates, L.P., with respect to Shop No. 55. (Form S-1, Exhibit
                              No. 10.48)

        10.47*                Lease, dated as of July 1, 1984, among Charles J. August,
                              Burton S. August and Sheldon A. Lane and the
                              Company, with Amendment of Lease, dated July 11,
                              1984, and Assignment of Lease, dated June 7,
                              1991, among Charles J. August, Burton S. August
                              and Sheldon A. Lane and AA & L Associates, L.P.,
                              with respect to Shop No. 57.  (Form S-1, Exhibit
                              No. 10.49)

        10.48*                Lease, dated July 1, 1982, among Charles J. August,
                              Burton S. August and Sheldon A. Lane and the
                              Company, with Amendment of Lease, dated July 11,
                              1984, with respect to Shop No. 58.  (Form S-1,
                              Exhibit No.  10.50)

        10.49*                Modification and Extension Agreement, dated August 12,
                              1991, between AA & L Associates, L.P. and the
                              Company, with respect to Shop No. 60. (1992 Form
                              10-K, Exhibit No. 10.51)

        10.50*                Lease, signed October 22, 1986, between the Company and
                              Conifer Johnstown Associates, with respect to
                              Shop No. 63.  (Form S-1, Exhibit No. 10.52)

        10.51*                Lease, effective October 20, 1986, between the Company
                              and Conifer Wappingers Falls Associates, with
                              respect to Shop No. 79.  (Form S-1, Exhibit No.
                              10.53)

        10.52*                Lease, dated January 25, 1988, between the Company and
                              Conifer Northeast Associates, with Letter
                              Agreement, dated February 3, 1988, amending Lease
                              and Amendment Agreement, dated January 6, 1989,
                              with respect to Shop No. 107.  (Form S-1, Exhibit
                              No. 10.54)

Exhibit No.         Page     Document
- -----------         ----     --------
        10.53*                Lease, dated March 16, 1988, between the Company and
                              Conifer Northeast Associates, with Letter
                              Agreement, dated February 3, 1988, amending Lease
                              and Amendment Agreement, dated January 6, 1989,
                              with respect to Shop. No. 109.  (Form S-1,
                              Exhibit No. 10.55)

        10.54*                Lease, dated February 11, 1988, between the Company and
                              Conifer Northeast Associates, with Letter
                              Agreement, dated February 3, 1988, amending Lease
                              and Amendment Agreement, dated January 6, 1989,
                              and Non-disturbance and Attornment Agreement,
                              dated February 11, 1988, between the Company and
                              Central Trust Company, with respect to Shop No.
                              114.  (Form S-1, Exhibit No. 10.56)

        10.55*                Purchase Agreement, dated December 1, 1987, between the
                              Company and Conifer Northeast Associates, with
                              Lease, dated February 25, 1988, between the
                              Company and Conifer Northeast Associates, Letter
                              Agreement, dated February 3, 1988, amending
                              Lease, Amendment Agreement, dated January 6,
                              1989, and Non-Disturbance and Attornment
                              Agreement, dated February 25, 1988, between the
                              Company and Central Trust Company, with respect
                              to Shop No. 116.  (Form S-1, Exhibit No. 10.57)

        10.56*                Lease, dated May 12, 1989, between the Company and
                              Conifer Penfield Associates (as successor to
                              Conifer Development, Inc.), with respect to Shop
                              No. 132.  (Form S-1, Exhibit No. 10.58)

        10.57*                Modification and Extension Agreement, dated November 1,
                              1993, between A A & L Associates, L.P. and the
                              Company, with respect to Shop Nos. 1, 23, 25, 27,
                              28, 29, 35, 53, 57 and 60. (1994 Form 10-K,
                              Exhibit No. 10.57)

        10.58*                Form of Mortgage and Security Agreement, between
                              the Company and Chase Manhattan Bank, N.A., with
                              Form of Mortgage Note and Form of Conditional
                              Assignment of Leases and Rents, in connection
                              with each of fifteen mortgages on Shop Nos. 137,
                              140, 143, 146, 162, 164, 168, 169, 172, 177, 179,
                              184, 185, 186 and 191 entered into since the
                              filing of the 1992 Form 10-K. (1993 Form 10-K,
                              Exhibit No.  10.57)

        10.59*                Form of Mortgage and Security Agreement, between the
                              Company and Chase Manhattan Bank, N.A., with Form of Mortgage Note and Form of Conditional
                              Assignment of Leases and Rents, in connection with each of five mortgages on Shop Nos. 160, 183, 190, 192 and 193 entered into since the filing of the 1993 Form 10-K. (1994 Form 10-K,
                              Exhibit No. 10.59)

        10.60*                Mortgage Agreement, dated September 28, 1994, between the
                              Company and the the City of Rochester, New York.
                              (1995 Form 10-K, Exhibit No. 10.60)

        10.61*                Lease Agreement, dated October 11, 1994, between the
                              Company and the City of Rochester, New York.
                              (1995 Form 10-K, Exhibit 10.61)

        10.62*                Mortgage Notes, Collateral Security Mortgage and Security
                              Agreement, Indemnification Agreement and
                              Guarantee, dated September 22, 1995 between Monro
                              Service Corporation, County of Monroe Industrial
                              Development Agency, the Company and The Chase
                              Manhattan Bank, N.A. (September 1995 Form 10-Q,
                              Exhibit No. 10.02)

Exhibit No.          Page     Document
- -----------          ----     --------
        10.63*                Form of Mortgage and Security Agreement, between
                              the Company and The Chase Manhattan Bank, N.A.,
                              with Form of Mortgage Note and Form of
                              Conditional Assignment of Leases and Rents, in
                              connection with each of nine mortgages on Store
                              Nos. 205, 207, 210, 213, 216, 226, 229, 230 and
                              236 entered into September 14, 1995. (September
                              1995 Form 10-Q, Exhibit No. 10.01)

        10.64*                Amendment to Lease Agreement, dated September 19, 1995
                              between the Company and the County of Monroe
                              Industrial Development Agency. (September 1995
                              Form 10-Q, Exhibit No. 10.00)

        10.65*                Employment Agreement dated February 18, 1995, between the
                              Company and Jack M. Gallagher. (1995 Form 10-K,
                              Exhibit No. 10.62)**

        10.66*                Asset Purchase Agreement by and between Monro Muffler
                              Brake, Inc. as the buyer and Xpress Automotive
                              Group, Inc. as the seller, as entered into July
                              25, 1995. (September 1995 Form 10-Q, Exhibit
                              No. 10.03)

        11.01        125      Computation of Per Share Earnings.

        21.01        126      Subsidiaries of the Company.

        23.01        127      Consent of Price Waterhouse.

        24.01        128      Powers of Attorney.

        27                    Financial Data Schedule
