Form 10-Q
period 1996-06-30
MONRO MUFFLER BRAKE INC
filed 1996-08-13
CIK 876427

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 1996.
                                                --------------


                                       OR


              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.


            For the transition period from __________ to ___________


                           Commission File No. 0-19357
                                               -------


                            MONRO MUFFLER BRAKE, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            New York                                       16-0838627
- --------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          Identification #)


200 Holleder Parkway, Rochester, New York                        14615
- --------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zipcode)


Registrant's telephone number, including area code     716-647-6400
                                                   -----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                            Yes  X     No
                                ---       ---

As of July 31, 1996, 7,466,989 shares of the Registrant's Common Stock, par value $ .01 per share, were outstanding after giving retroactive effect to the five percent stock dividend, payable August 5, 1996, to stockholders of record as of June 21, 1996.

                            MONRO MUFFLER BRAKE, INC.


                                      INDEX
                                      -----



Part I.    Financial Information                                                             Page No.
                                                                                             --------
          Consolidated Balance Sheet at
            June 30, 1996 and March 31, 1996                                                     3

          Consolidated Statement of Income for the quarter
            ended June 30, 1996 and 1995                                                         4

          Consolidated Statement of Changes in Common
            Stockholders' Equity for the quarter ended June 30, 1996                             5

          Consolidated Statement of Cash Flows for the
            quarter ended June 30, 1996 and 1995                                                 6

          Notes to Consolidated Financial Statements                                             7

          Management's Discussion and Analysis of
            Financial Condition and Results of Operations                                        9

Part II.   Other Information

          Item 6.  Exhibits and Reports on Form 8-K                                             12

Signatures                                                                                      13

Exhibit Index                                                                                   14

Exhibit 11                                                                                      15

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

                                                                                  JUNE 30,    MARCH 31,
                                                                                   1996         1996
                                                                                   ----         ----
                                                                                 (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
    Cash and equivalents, including interest-bearing accounts of $4,667
      at June 30, 1996 and $5,280 at March 31, 1996                              $   4,667    $   5,280
    Trade receivables                                                                1,109        1,230
    Inventories, at LIFO cost                                                       18,855       16,538
    Federal and state income taxes receivable                                            0           18
    Deferred income tax asset                                                        1,275        1,275
    Other current assets                                                             1,960        2,206
                                                                                 ---------    ---------
                Total current assets                                                27,866       26,547
                                                                                 ---------    ---------

Property, plant and equipment                                                      130,771      126,248
    Less - Accumulated depreciation and amortization                               (37,702)     (35,969)
                                                                                 ---------    ---------
                Net property, plant and equipment                                   93,069       90,279
Other noncurrent assets                                                              3,179        3,229
                                                                                 ---------    ---------
                Total assets                                                     $ 124,114    $ 120,055
                                                                                 =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                            $   3,165    $   3,165
    Trade payables                                                                   7,962        6,897
    Federal and state income taxes payable                                           1,921            0
    Accrued expenses and other current liabilities
       Accrued interest                                                                273          345
       Accrued payroll, payroll taxes and other payroll benefits                     3,305        2,836
       Accrued insurance                                                             1,703        1,552
       Other current liabilities                                                     2,757        2,861
                                                                                 ---------    ---------
                Total current liabilities                                           21,086       17,656

Long-term debt                                                                      42,325       45,459
Deferred income tax liability                                                        1,053        1,053
                                                                                 ---------    ---------
                Total liabilities                                                   64,464       64,168
                                                                                 ---------    ---------

Commitments
Shareholders' equity:
    Class C Convertible Preferred Stock, $1.50 par value, $.239 and $.251 conversion value at June 30, 1996 and March 31, 1996, respectively;
       150,000 shares authorized; 91,727 shares issued and outstanding                 138          138
    Common Stock, $.01 par value, 15,000,000 shares authorized; 7,412,225 shares and 6,914,835 shares issued and outstanding at June 30, 1996 and
       March 31, 1996, respectively                                                     74           69
    Additional paid-in capital                                                      22,028       17,061
    Retained earnings                                                               37,410       38,619
                                                                                 ---------    ---------
                Total shareholders' equity                                          59,650       55,887
                                                                                 ---------    ---------
                Total liabilities and shareholders' equity                       $ 124,114    $ 120,055
                                                                                 =========    =========


These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K (File No. 0-19357), filed by the Company with the Securities and Exchange Commission on June 28, 1996.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

                                                                                 QUARTER ENDED JUNE 30,
                                                                                  1996           1995
                                                                                 -------        -------
                                                                             (DOLLARS IN THOUSANDS, EXCEPT
                                                                                     PER SHARE DATA)
Sales                                                                            $37,745        $28,945
Cost of sales, including distribution and occupancy costs (a)                     20,666         15,865
                                                                                 -------        -------

Gross profit                                                                      17,079         13,080
Operating, selling, general and administrative expenses                           10,645          8,863
                                                                                 -------        -------

Operating income                                                                   6,434          4,217
Interest expense, net of interest income for the quarter of $1
     in 1996 and $16 in 1995 (a)                                                     814            666
Other expense, net                                                                    16            129
                                                                                 -------        -------

Income before provision for income taxes                                           5,604          3,422
Provision for income taxes                                                         2,225          1,347
                                                                                 -------        -------

Net income                                                                       $ 3,379        $ 2,075
                                                                                 =======        =======

Earnings per share                                                               $   .42        $   .26
                                                                                 =======        =======


Weighted average number of shares of common stock and common stock equivalents
    used in computing earnings per share                                           8,133          8,090
                                                                                 =======        =======


(a) Amounts paid under operating and capital leases with affilliated parties totalled $496 and $502 for the quarters ended June 30, 1996 and 1995, respectively.











These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K (File No. 0-19357), filed by the Company with the Securities and Exchange Commission on June 28, 1996.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
(UNAUDITED)



                                COMMON STOCK     ADDITIONAL
                                ------------       PAID-IN   RETAINED
                              SHARES     AMOUNT    CAPITAL   EARNINGS
                              ------     ------    -------   --------
                                      (Amounts in thousands)
Balance at March 31, 1996      6,915   $     69   $ 17,061   $ 38,619
Net income                                                      3,379
Exercise of stock options        144          1        383
5% stock dividend                353          4      4,584     (4,588)
                            --------   --------   --------   --------
Balance at June 30, 1996       7,412   $     74   $ 22,028   $ 37,410
                            ========   ========   ========   ========





These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K (File No. 0-19357), filed by the Company with the Securities and Exchange Commission on June 28, 1996.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                                        QUARTER ENDED
                                                                           JUNE 30,
                                                                           --------
                                                                     1996            1995
                                                                   --------         -------
                                                                    (DOLLARS IN THOUSANDS)
                                                                  INCREASE (DECREASE) IN CASH
Cash flows from operating activities:
     Net income                                                    $  3,379         $ 2,075
                                                                   --------         -------
     Adjustments to reconcile net income to net cash provided
         by operating activities -
         Depreciation and amortization                                1,957           1,523
         Gain on disposal of property, plant and equipment              (40)            (26)
         Decrease (increase) in trade receivables                       121             (40)
         Increase in inventories                                     (2,317)         (1,726)
         Decrease (increase) in other current assets                    246             (58)
         (Increase) decrease in other noncurrent assets                 (15)              4
         Increase in trade payables                                   1,065           1,111
         Increase in accrued expenses                                   444              50
         Increase in federal and state income taxes payable           1,939           1,022
                                                                   --------         -------
               Total adjustments                                      3,400           1,860
                                                                   --------         -------
               Net cash provided by operating activities              6,779           3,935
                                                                   --------         -------

Cash flows from investing activities:
     Capital expenditures                                            (4,737)         (5,858)
     Proceeds from the disposal of property, plant and equipment          2              26
                                                                   --------         -------
               Net cash used for investing activities                (4,735)         (5,832)
                                                                   --------         -------

Cash flows from financing activities:
     Proceeds from the sale of common stock                             384
     Proceeds from borrowings                                        11,380           4,000
     Principal payments on long-term debt and capital
       lease obligations                                            (14,421)         (6,042)
                                                                   --------         -------
               Net cash used for financing activities                (2,657)         (2,042)
                                                                   --------         -------

Decrease in cash                                                       (613)         (3,939)
Cash at beginning of year                                             5,280           4,855
                                                                   --------         -------
Cash at June 30                                                    $  4,667         $   916
                                                                   ========         =======






These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K (File No. 0-19357), filed by the Company with the Securities and Exchange Commission on June 28, 1996.

                            MONRO MUFFLER BRAKE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Stock Dividend
- -----------------------

         On January 26, 1996, the Board of Directors declared a five percent stock dividend, payable August 5, 1996, to stockholders of record as of June 21, 1996. The consolidated financial statements, including all share information therein, have been restated to reflect this dividend.

         Additionally, in accordance with antidilution provisions of the Class C Convertible Preferred Stock, the conversion value of the preferred stock was restated from $.251 per share to $.239 per share.

         Shares reserved for issuance to officers and key employees under outstanding options and under the 1984, 1987 and 1989 Incentive Stock Option Plans have also been retroactively adjusted for the five percent stock dividend.

Note 2 - Inventories
- --------------------

         The Company's inventories consist of automotive parts and tires.

         Substantially all merchandise inventories are valued under the last-in, first-out (LIFO) method. Under the first-in, first-out (FIFO) method, these inventories would have been $702,000 and $647,000 higher at June 30, 1996 and March 31, 1996, respectively. The FIFO value of inventory approximates the current replacement cost.


Note 3 - Cash and Equivalents
- -----------------------------

         The Company's policy is to invest cash in excess of operating requirements in income producing investments. Cash equivalents of $4,667,000 at June 30, 1996 and $5,280,000 at March 31, 1996 include money market accounts which have maturities of three months or less.


Note 4 - Supplemental Disclosure of Cash Flow Information
- ---------------------------------------------------------

         The following transactions represent noncash investing and financing activities during the periods indicated:

QUARTER ENDED JUNE 30, 1996:

         In connection with the termination of a capital lease, the Company reduced debt and fixed assets by $112,000.

         In connection with the declaration of a five percent stock dividend (see Note 1), the Company increased common stock and additional paid-in capital by $4,000 and $4,584,000, respectively, and decreased retained earnings by $4,588,000.

QUARTER ENDED JUNE 30, 1995:

         In connection with the declaration of a five percent stock dividend, the Company increased common stock and additional paid-in capital by $4,000 and $5,998,000, respectively, and decreased retained earnings by $6,002,000.

                            MONRO MUFFLER BRAKE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





CASH PAID DURING THE PERIOD:

                                          1996              1995
                                          ----              ----
                  Interest, net         $981,000          $746,000
                  Income taxes           286,000           325,000

Note 5 - Other
- --------------

         These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K (File No. 0-19357), filed by the Company with the Securities and Exchange Commission on June 28, 1996.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

         The following table sets forth income statement data of Monro Muffler Brake, Inc. ("Monro" or the "Company") expressed as a percentage of sales for the fiscal periods indicated.

                                            Quarter Ended June 30,
                                            ----------------------
                                             1996          1995
                                             ----          ----
Sales ..................................    100.0%        100.0%

Cost of sales, including distribution
 and occupancy costs ...................     54.8          54.8
                                           ------        ------

Gross profit ...........................     45.2          45.2

Operating, selling, general and
 administrative expenses ...............     28.2          30.6
                                           ------        ------

Operating income .......................     17.0          14.6

Interest expense - net .................      2.1           2.3

Other expense ..........................       --            .5
                                           ------        ------

Income before provision for income taxes     14.9          11.8

Provision for income taxes .............      5.9           4.6
                                           ------        ------

Net income .............................      9.0%          7.2%
                                           ======        ======

FIRST QUARTER ENDED JUNE 30, 1996 COMPARED TO
FIRST QUARTER ENDED JUNE 30, 1995.

         Sales were $37.7 million for the quarter ended June 30, 1996 compared with $28.9 million in the quarter ended June 30, 1995. The sales increase of $8.8 million, or 30.4%, was due to a comparable store sales increase of 14.9% and an increase in sales of approximately $4.7 million relating to stores opened since the beginning of fiscal 1995. At June 30, 1996, the Company had 284 stores in operation compared to 242 at June 30, 1995.

         Management believes that year-to-date sales increases were driven, in part, by pent up demand from previously deferred repairs, combined with a number of industry factors. These include an increase in the average age of cars, a decrease in the number of service bays, an increase in the number of registered vehicles, and a shift from "do-it-yourself" to "do-it-for-me" caused by the increased complexity of cars.

         Gross profit for the quarter ended June 30, 1996 was $17.1 million, compared with $13.1 million during the quarter ended June 30, 1995. Gross profit remained constant at 45.2% of sales for both periods. Outside purchases, (i.e. purchases by the stores of higher-cost parts outside of the Company's centralized distribution system) increased as a percent of sales in the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995. This is partially due to the ever increasing number of different parts needed to service today's vehicles. Additionally, as they had done in fiscal 1996 when business was slower, store personnel continued to more readily accept undercar repair work outside of the normal recurring services the stores usually provide. This repair work often involves parts not stocked by the Company. Offsetting this increase was a decrease in labor costs as a percent of sales because technicians are more fully productive during periods of higher sales, and the Company pays less in the way of a guaranteed base-level wage. Additionally, distribution and occupancy costs declined as a percent of sales compared to the first quarter of last year since these are primarily fixed costs, and some leveraging will occur as sales increase.

         Operating, selling, general and administrative expenses for the quarter ended June 30, 1996 increased by $1.8 million to $10.6 million over the quarter ended June 30, 1995, and were 28.2% of sales compared to 30.6% in the same quarter of the prior year. The increase in total dollars expended is primarily attributable to increased store supervision and increased store support expenses. Although expenses increased during the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996, these expenses declined as a percent of sales due to management's continued focus on discretionary spending and controlling costs.

         Operating income for the quarter ended June 30, 1996 of approximately $6.4 million increased 52.6% over operating income for the quarter ended June 30, 1995, and increased as a percentage of sales from 14.6% to 17.0% for the same periods.

         Net interest expense for the quarter ended June 30, 1996 increased by approximately $.1 million compared to the comparable period in the prior year, and declined from 2.3% to 2.1% as a percentage of sales for the same periods. The increase in expense is primarily due to an increase in the average borrowings outstanding during the quarter.

         Net income for the quarter ended June 30, 1996 of $3.4 million increased 62.8% over net income for the quarter ended June 30, 1995.

         Interim Period Reporting

         The data included in this report are unaudited and are subject to year-end adjustments; however, in the opinion of management, all known adjustments (which consist only of normal recurring adjustments) have been made to present fairly the Company's operating results for the unaudited periods. The results for interim periods are not necessarily indicative of results to be expected for the fiscal year.

CAPITAL RESOURCES AND LIQUIDITY

         Capital Resources

         The Company's primary capital requirement has been the funding of its new store expansion program and the upgrading of facilities and systems in existing stores. For the quarter ended June 30, 1996, the Company spent $4.7 million for equipment and new store construction. Funds were provided by cash flow from operations. Management believes that the Company has sufficient resources available (including cash and equivalents and net cash flow from operations and bank financing) to expand its business as currently planned for the next several years.

         Liquidity

         The Company has a line of credit from a commercial bank of $7.5 million. No amounts were outstanding under this short-term borrowing facility at June 30, 1996.

         Through February 7, 1996, the Company had a real estate line of credit of $25 million to be used for placement of mortgages. The Company had utilized $13.2 million of the real estate line of credit for permanent mortgages as of that date.

         On February 7, 1996, the Company finalized an agreement for a $30 million revolving credit facility with two banks. The unsecured facility has a three year term and bears interest at the prime rate or other rate options based on company performance.

         The Company has outstanding $5.5 million in principal amount of its 10.65% Senior Notes due 1999 (the "Senior Notes") with Massachusetts Mutual Life Insurance Company pursuant to a Senior Note Agreement. The third of six equal annual installments of principal in the amount of $1.8 million was paid on April 1, 1996.

         During September 1995, the Company completed financing for its new office/warehouse facility via a 10 year mortgage in the amount of $2.9 million, amortizable over 20 years, and an eight year term loan in the amount of $.7 million.

         Certain of the Company's long-term debt agreements require, among other things, the maintenance of specified current ratios, interest and rent coverage ratios and amounts of tangible net worth, and also contain restrictions on dividend payments and capital expenditures.

                            MONRO MUFFLER BRAKE, INC.

                           PART II - OTHER INFORMATION

    Item 6.      Exhibits and Reports on Form 8-K
                 --------------------------------

             a.  Exhibits

                 11     - Statement of Computation of Per Share Earnings.

             b.  Reports on Form 8-K

                 The Company filed a report on Form 8-K on May 30, 1996 in connection with the declaration of a 5% stock dividend by the Company's Board of Directors on January 26, 1996.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  MONRO MUFFLER BRAKE, INC.


DATE: August 13, 1996             By      /s/ Lawrence C. Day
                                    --------------------------------------------
                                              Lawrence C. Day
                                      President and Chief Executive Officer



DATE: August 13, 1996             By      /s/ Catherine D'Amico
                                    --------------------------------------------
                                              Catherine D'Amico
                                       Senior Vice President-Finance, Treasurer
                                              and Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit No.     Description                                            Page No.
- -----------     -----------                                            --------
11              Statement of computation of per share earnings            15