Form 10-Q
period 1996-09-30
MONRO MUFFLER BRAKE INC
filed 1996-11-14
CIK 876427

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996.
                                              -------------------

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the transition period from _________ to ___________

                           Commission File No. 0-19357
                                              --------

                              MONRO MUFFLER BRAKE, INC.
                              -------------------------
             (Exact name of registrant as specified in its charter)

            New York                                          16-0838627
            --------                                          ----------
 (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                              Identification #)

200 Holleder Parkway, Rochester, New York                          14615
-----------------------------------------                          -----
(Address of principal executive offices)                         (Zipcode)

Registrant's telephone number, including area code 716-647-6400
                                                   ------------

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

As of October 31, 1996, 7,470,326 shares of the Registrant's Common Stock, par value $ .01 per share, were outstanding after giving effect to the five percent stock dividend, paid August 5, 1996, to stockholders of record as of June 21, 1996.

                            MONRO MUFFLER BRAKE, INC.

                                      INDEX
                                      -----

Part I.    Financial Information                                                  Page No.
                                                                                  --------
          Consolidated Balance Sheet at
            September 30, 1996 and March 31, 1996                                     3

          Consolidated Statement of Income for the quarter
            and six months ended September 30, 1996 and 1995                          4

          Consolidated Statement of Changes in Common
            Shareholders' Equity for the six months ended September 30, 1996          5

          Consolidated Statement of Cash Flows for the
            six months ended September 30, 1996 and 1995                              6

          Notes to Consolidated Financial Statements                                  7

          Management's Discussion and Analysis of
            Financial Condition and Results of Operations                             9

Part II.   Other Information

                  Item 4.  Submission of Matters to a Vote of Security Holders       12

                  Item 6.  Exhibits and Reports on Form 8-K                          12

Signatures                                                                           13

Exhibit Index                                                                        14


MONRO MUFFLER BRAKE, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

                                                                                         SEPTEMBER 30,       MARCH 31,
                                                                                              1996              1996
                                                                                              ----              ----
                                                                                              (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
    Cash and equivalents, including interest-bearing accounts of $5,551
      at September 30, 1996 and $5,280 at March 31, 1996                                     $    5,551        $    5,280
    Trade receivables                                                                               978             1,230
    Inventories, at LIFO cost                                                                    18,406            16,538
    Federal and state income taxes receivable                                                         0                18
    Deferred income tax asset                                                                     1,275             1,275
    Other current assets                                                                          2,251             2,206
                                                                                         ---------------    --------------
                Total current assets                                                             28,461            26,547
                                                                                         ---------------    --------------

Property, plant and equipment                                                                   137,942           126,248
    Less - Accumulated depreciation and amortization                                            (39,471)          (35,969)
                                                                                         ---------------    --------------
                Net property, plant and equipment                                                98,471            90,279
Other noncurrent assets                                                                           3,108             3,229
                                                                                         ---------------    --------------
                Total assets                                                                   $130,040          $120,055
                                                                                         ===============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                                        $    3,190        $    3,165
    Trade payables                                                                                6,822             6,897
    Federal and state income taxes payable                                                        1,122                 0
    Accrued expenses and other current liabilities
       Accrued interest                                                                             271               345
       Accrued payroll, payroll taxes and other payroll benefits                                  3,702             2,836
       Accrued insurance                                                                          1,736             1,552
       Other current liabilities                                                                  2,759             2,861
                                                                                         ---------------    --------------
                Total current liabilities                                                        19,602            17,656

Long-term debt                                                                                   45,862            45,459
Deferred income tax liability                                                                     1,053             1,053
                                                                                         ---------------    --------------
                Total liabilities                                                                66,517            64,168
                                                                                         ---------------    --------------

Commitments
Shareholders' equity:
    Class C Convertible Preferred Stock, $1.50 par value, $.239 and $.251 conversion value at September 30, 1996 and March 31, 1996, respectively;
       150,000 shares authorized; 91,727 shares issued and outstanding                              138               138
    Common Stock, $.01 par value, 15,000,000 shares authorized; 7,468,010 shares and 6,914,835 shares issued and outstanding at September 30, 1996
       and March 31, 1996, respectively                                                              75                69
    Additional paid-in capital                                                                   22,158            17,061
    Retained earnings                                                                            41,152            38,619
                                                                                         ---------------    --------------
                Total shareholders' equity                                                       63,523            55,887
                                                                                         ---------------    --------------
                Total liabilities and shareholders' equity                                     $130,040          $120,055
                                                                                         ===============    ==============


These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K (File No. 0-19357), filed by the Company with the Securities and Exchange Commission on June 28, 1996.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

                                                                        QUARTER ENDED                  SIX MONTHS ENDED
                                                                        -------------                  ----------------
                                                                        SEPTEMBER 30,                    SEPTEMBER 30,
                                                                        -------------                    -------------
                                                                   1996             1995              1996             1995
                                                                   ----             ----              ----             ----
                                                                                   (DOLLARS IN THOUSANDS, EXCEPT
                                                                                          PER SHARE DATA)
Sales                                                              $ 37,799         $ 31,217          $ 75,544         $ 60,162
Cost of sales, including distribution and
     occupancy costs (a)                                             20,291           17,004            40,957           32,869
                                                               -------------    -------------     -------------    -------------

Gross profit                                                         17,508           14,213            34,587           27,293
Operating, selling, general and
     administrative expenses                                         10,386            8,528            21,031           17,391
                                                               -------------    -------------     -------------    -------------

Operating income                                                      7,122            5,685            13,556            9,902
Interest expense, net of interest income for
     the quarter of $3 in 1996 and $12 in
     1995 (a)                                                           851              573             1,665            1,239

Other expense, net                                                       55                5                71              134
                                                               -------------    -------------     -------------    -------------

Income before provision for income taxes                              6,216            5,107            11,820            8,529
Provision for income taxes                                            2,474            2,043             4,699            3,390
                                                               -------------    -------------     -------------    -------------

Net income                                                        $   3,742        $   3,064         $   7,121        $   5,139
                                                               =============    =============     =============    =============

Earnings per share                                                $     .46        $     .38         $     .87        $     .64
                                                               =============    =============     =============    =============


Weighted average number of shares of common stock
     and common stock equivalents
     used in computing earnings  per share                            8,202            8,072             8,168            8,081
                                                               =============    =============     =============    =============


(a) Amounts paid under operating and capital leases with affiliated parties totaled $500 and $381 for the quarters ended September 30, 1996 and 1995, respectively, and $996 and $883 for the six months ended September 30, 1996 and 1995, respectively.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K (File No. 0-19357), filed by the Company with the Securities and Exchange Commission on June 28, 1996.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
(UNAUDITED)

                                                      COMMON STOCK              ADDITIONAL
                                                      ------------              PAID-IN              RETAINED
                                                SHARES            AMOUNT        CAPITAL              EARNINGS
                                                ------            ------        -------              --------

                                                                   (AMOUNTS IN THOUSANDS)

Balance at March 31, 1996                         6,915             $69            $17,061              $38,619
Net income                                                                                                7,121
Exercise of stock options                           200               2                513
5% stock dividend                                   353               4              4,584               (4,588)
                                             -----------     -----------         ----------       --------------
Balance at September 30, 1996                     7,468             $75            $22,158              $41,152
                                             ===========     ===========         ==========       ==============





These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K (File No. 0-19357), filed by the Company with the Securities and Exchange Commission on June 28, 1996.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                                         SIX MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                           -------------
                                                                      1996              1995
                                                                      ----              ----
                                                                      (DOLLARS IN THOUSANDS)
                                                                    INCREASE (DECREASE) IN CASH
Cash flows from operating activities:
     Net income                                                         $ 7,121          $ 5,139
                                                                   ------------    -------------
     Adjustments to reconcile net income to net cash provided
         by operating activities -
         Depreciation and amortization                                    3,958            3,182
         Gain on disposal of property, plant and equipment                  (10)             (17)
         Decrease (increase) in trade receivables                           252              (45)
         Increase in inventories                                         (1,868)          (1,782)
         (Increase) decrease in other current assets                        (45)              36
         Increase in other noncurrent assets                                (21)            (722)
         (Decrease) increase in trade payables                              (75)           3,522
         Increase in accrued expenses                                       874              114
         Increase in federal and state income taxes payable               1,140              908
                                                                   ------------    -------------
               Total adjustments                                          4,205            5,196
                                                                   ------------    -------------
               Net cash provided by operating activities                 11,326           10,335
                                                                   ------------    -------------

Cash flows from investing activities:
     Capital expenditures                                               (11,971)         (14,141)
     Proceeds from the disposal of property, plant and equipment             40               44
                                                                   ------------    -------------
               Net cash used for investing activities                   (11,931)         (14,097)
                                                                   ------------    -------------

Cash flows from financing activities:
     Proceeds from the sale of common stock                                 515
     Proceeds from borrowings                                            26,615           10,000
     Principal payments on long-term debt and capital
       lease obligations                                                (26,254)          (6,374)
                                                                   ------------    -------------
               Net cash used for financing activities                       876            3,626
                                                                   ------------    -------------

Increase (decrease) in cash                                                 271             (136)
Cash at beginning of year                                                 5,280            4,855
                                                                   ------------    -------------
Cash at September 30                                                    $ 5,551          $ 4,719
                                                                   ============    =============




These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K (File No. 0-19357), filed by the Company with the Securities and Exchange Commission on June 28, 1996.

                            MONRO MUFFLER BRAKE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Stock Dividend
-----------------------

         On January 26, 1996, the Board of Directors declared a five percent stock dividend, paid August 5, 1996, to stockholders of record as of June 21, 1996. The consolidated financial statements, including all share information therein, have been restated to reflect this dividend.

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

Note 2 - Inventories
--------------------

         The Company's inventories consist of automotive parts and tires.

         Substantially all merchandise inventories are valued under the last-in, first-out (LIFO) method. Under the first-in, first-out (FIFO) method, these inventories would have been $758,000 and $646,000 higher at September 30, 1996 and March 31, 1996, respectively. The FIFO value of inventory approximates the current replacement cost.

Note 3 - Cash and Equivalents
-----------------------------

         The Company's policy is to invest cash in excess of operating requirements in income producing investments. Cash equivalents of $5,551,000 at September 30, 1996 and $5,280,000 at March 31, 1996 include money market accounts, which have maturities of three months or less.

Note 4 - Supplemental Disclosure of Cash Flow Information
---------------------------------------------------------

The following transactions represent noncash investing and financing activities during the periods indicated:

SIX MONTHS ENDED SEPTEMBER 30, 1996:

         Capital lease obligations of $162,000 were incurred under various lease obligations.

         In connection with the termination of a capital lease, the Company reduced debt and fixed assets by $112,000.

         In connection with the declaration of a five percent stock dividend (see Note 1), the Company increased common stock and additional paid-in capital by $4,000 and $4,584,000, respectively, and decreased retained earnings by $4,588,000.

SIX MONTHS ENDED SEPTEMBER 30, 1995:

         In connection with the declaration of a five percent stock dividend, the Company increased common stock and additional paid-in capital by $4,000 and $5,998,000, respectively, and decreased retained earnings by $6,002,000.

                            MONRO MUFFLER BRAKE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CASH PAID DURING THE PERIOD:

                                          SIX MONTHS ENDED
                                             SEPTEMBER 30,
                                             -------------
                                    1996                         1995
                                    ------                       ----

   Interest, net                 $1,897,000                  $1,463,000
   Income taxes                   3,560,000                   2,482,000



Note 5 - Other
--------------

         These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K (File No. 0-19357), filed by the Company with the Securities and Exchange Commission on June 28, 1996.

                            MONRO MUFFLER BRAKE, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         The statements contained in this Form 10-Q which are not historical facts, including (without limitation) statements made in the Management's Discussion and Analysis of Financial Condition and Results of Operations, may contain statements of future expectations and other forward-looking statements that are subject to important factors that could cause actual results to differ materially from those in the forward-looking statements, including (without limitation) product demand, the effect of economic conditions, the impact of competitive services and pricing, product development, parts supply restraints or difficulties, industry regulation, the continued availability of capital resources and financing and other risks set forth or incorporated elsewhere herein and in the Company's Securities and Exchange Commission filings.

RESULTS OF OPERATIONS

         The following table sets forth income statement data of Monro Muffler Brake, Inc. ("Monro" or the "Company") expressed as a percentage of sales for the fiscal periods indicated.

                                                Quarter ended September 30,         Six Months ended September 30,
                                                ---------------------------         ------------------------------
                                                   1996           1995                    1996              1995
                                                   ----           ----                    ----              ----

Sales..........................................   100.0%         100.0%                  100.0%             100.0%

Cost of sales, including distribution
 and occupancy costs...........................    53.7           54.5                    54.2              54.6
                                                  -----          -----                   -----             -----

Gross profit...................................    46.3           45.5                    45.8              45.4

Operating, selling, general and
 administrative expenses.......................    27.5           27.3                    27.9              28.9
                                                  -----          -----                   -----             -----

Operating income...............................    18.8           18.2                    17.9              16.5

Interest expense - net.........................     2.3            1.8                     2.2               2.1

Other expenses - net...........................      .1            ---                      .1                .2
                                                  -----          -----                   -----             -----

Income before provision for income taxes.          16.4           16.4                    15.6              14.2

Provision for income taxes.....................     6.5            6.6                     6.2               5.7
                                                  -----          -----                   -----             -----

Net income.....................................     9.9%           9.8%                    9.4%              8.5%
                                                   =====         ======                  ======            ======


SECOND QUARTER AND SIX MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO SECOND QUARTER AND SIX MONTHS ENDED SEPTEMBER 30, 1995

         Sales were $37.8 million for the quarter ended September 30, 1996 compared with $31.2 million in the quarter ended September 30, 1995. The sales increase of $6.6 million, or 21.1%, was due to an increase in sales of approximately $4.3 million for stores opened since the beginning of fiscal 1996, and an increase in comparable store sales of 8.5%. Sales for the six months ended September 30, 1996 were $75.5 million compared with $60.2 million for the comparable period of the prior year. The sales increase of $15.4 million, or 25.6%, was due to a comparable store sales increase of 11.6% and an increase in sales of approximately $9.1 million for stores opened since the beginning of fiscal 1996. At September 30, 1996, the Company had 293 stores in operation compared to 257 at September 30, 1995.

         Management believes that year-to-date sales increases were driven, in part, by pent up demand from previously deferred repairs, combined with a number of industry factors. These include an increase in the average age of cars, a decrease in the number of service bays, an increase in the number of registered vehicles, and a shift in the consumer mentality from "do-it-yourself" to "do-it-for-me" caused by the increased complexity of cars.

         Gross profit for the quarter ended September 30, 1996 was $17.5 million, or 46.3% of sales, compared with $14.2 million, or 45.5% of sales, for the quarter ended September 30, 1995. Gross profit for the six months ended September 30, 1996 was $34.6 million, or 45.8% of sales, compared to $27.3 million, or 45.4% of sales, for the six months ended September 30, 1995. The increase in gross profit as a percentage of sales relates primarily to increases in selling prices. Additionally, certain material costs were reduced as a result of renegotiated pricing with various vendors.

         Operating, selling, general and administrative expenses (OSG&A) for the quarter ended September 30, 1996 increased by $1.9 million to $10.4 million over the quarter ended September 30, 1995, and increased as a percentage of sales from 27.3% to 27.5%. For the six months ended September 30, 1996, these expenses increased by $3.6 million to $21.0 million over the comparable period in the prior year, and were 27.9% of sales compared to 28.9% in the prior year. The increase in total dollars expended is primarily attributable to increased store supervision and increased store support expenses related to the Company's expansion. For the quarter ended September 30, 1996, the increase in expense as a percentage of sales relates principally to the reinstatement of accruals for bonus and profit sharing programs which were eliminated in the prior year due to decreased earnings. For the six months ended September 30, 1996, these expenses declined as a percentage of sales largely due to management's continued focus on discretionary spending and controlling costs.

         Net interest expense for the quarter ended September 30, 1996, increased by approximately $.3 million compared to the comparable period in the prior year, and increased from 1.8% to 2.3% as a percentage of sales for the same periods. Net interest expense for the six months ended September 30, 1996, increased by approximately $.4 million compared to the comparable period in the prior year, and rose from 2.1% to 2.2% as a percentage of sales for the same periods. The increase in expense is largely due to an increase in the weighted average debt outstanding for the quarter and six months ended September 30, 1996 as compared to the same periods in the prior year.

         Net income for the quarter ended September 30, 1996 of approximately $3.7 million increased 22.1% over net income for the quarter ended September 30, 1995. For the six months ended September 30, 1996, net income of approximately $7.1 million increased 38.6% over the prior year, due to the factors discussed above.

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

CAPITAL RESOURCES AND LIQUIDITY

         CAPITAL RESOURCES

         The Company's primary capital requirement has been the funding of its new store expansion program and the upgrading of facilities and systems in existing stores. For the six months ended September 30, 1996, the Company spent $12.1 million for equipment and new store construction. Funds were provided primarily by cash flow from operations. Management believes that the Company has sufficient resources available (including cash and equivalents, net cash flow from operations and bank financing) to expand its business as currently planned for the next several years.

         LIQUIDITY

         The Company has a line of credit from a commercial bank of $7.5 million. No amounts were outstanding under this short-term borrowing facility at September 30, 1996.

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

         In October 1996, the Company completed the modification of 33 of its existing mortgages, reducing the interest rates by 25 to 60 basis points each.

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

                            MONRO MUFFLER BRAKE, INC.
                           PART II - OTHER INFORMATION

      Item 4. Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------

                The 1996 Annual Meeting of Shareholders of the Company (the "1996 Meeting") was held on August 7, 1996. At the 1996 Meeting, the Company's common shareholders elected management's nominees, Burton S. August, Robert W. August, Donald Glickman, Lionel B. Spiro and W. Gary Wood to Class 1 of the Board of Directors, to serve until the election and qualification of their respective successors at the 1998 Annual Meeting of Shareholders. Such nominees for director received the following votes:

 Name                                 Votes For                          Votes Withheld
 ----                                 ---------                          --------------
 Burton S. August                     6,656,453                             38,384
 Robert W. August                     6,656,542                             38,295
 Donald Glickman                      6,689,889                              4,948
 Lionel B. Spiro                      6,693,897                                947
 W. Gary Wood                         6,693,897                                947

                As required under the Company's Certificate of Incorporation, such election of directors and other matters were confirmed by the holders of all 91,727 outstanding shares of the Company's Class C Convertible Preferred Stock, par value $1.50 per share, by written consent dated as of August 5, 1996.

                In addition, Charles J. August, Frederick M. Danziger, Lawrence
C. Day, Jack M. Gallagher and Peter J. Solomon will continue as Class 2 directors until the election and qualification of their respective successors at the 1997 Annual Meeting of Shareholders.

                Also approved by the following votes were:

                (i) a proposal to ratify the re-appointment of Price Waterhouse LLP as the independent auditors of the Company for the fiscal year ending March 31, 1997 (6,692,465 shares in favor, 868 shares against, 1,504 shares abstaining and zero broker non-votes).

      Item 6. Exhibits and Reports on Form 8-K
              --------------------------------

               a. Exhibits

                    10 - Mortgage Modification Agreement, dated October 11, 1996 between the Company and Chase Manhattan Bank, N.A., in connection with each of 33 mortgages for Store Nos. 78, 86, 87, 90, 137, 140, 143, 146, 160, 162, 164,
                         168, 169, 172, 177, 179, 183, 184, 185, 186, 190, 191,
                         192, 193, 205, 207, 210, 213, 216, 226, 229, 230 and
                         236.

                    11   - Statement of Computation of Per Share Earnings.

                    27   - Financial Data Schedule

               b. Reports on Form 8-K

                  The Company was not required to file reports on Form 8-K during the quarter ended September 30, 1996.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           MONRO MUFFLER BRAKE, INC.

DATE: November 14, 1996    By /s/ Lawrence C. Day
                             -----------------------------
                             Lawrence C. Day
                             President and Chief Executive Officer

DATE: November 14, 1996    By /s/ Catherine D'Amico
                             -------------------------------
                             Catherine D'Amico
                             Senior Vice President-Finance, Treasurer
                                  and Chief Financial Officer

                                  EXHIBIT INDEX

 Exhibit No.                               Description                                    Page No.
 -----------                               -----------                                    --------

 10               Mortgage Modification Agreement, dated October 11, 1996                    15
                  between the Company and Chase Manhattan Bank, N.A., in
                  connection with each of 33 mortgages for Store Nos. 78, 86,
                  87, 90, 137, 140, 143, 146, 160, 162, 164, 168, 169, 172,
                  177, 179, 183, 184, 185, 186, 190, 191, 192, 193, 205, 207,
                  210, 213, 216, 226, 229, 230 and 236.



 11               Statement of computation of per share earnings                             22



 27               Financial Data Schedule                                                    23
