Form 10-Q
period 1996-12-31
MONRO MUFFLER BRAKE INC
filed 1997-02-14
CIK 876427

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 1996.
                                               -----------------


                                       OR


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.


                For the transition period from              to
                                               -------------  ------------

                          Commission File No. 0-19357
                                              -------

                           MONRO MUFFLER BRAKE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           New York                                             16-0838627
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                               Identification #)


200 Holleder Parkway, Rochester, New York                              14615
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip code)


Registrant's telephone number, including area code        716-647-6400
                                                   ----------------------------

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

As of February 10, 1997, 7,470,326 shares of the Registrant's Common Stock, par value $ .01 per share, were outstanding after giving effect to the five percent stock dividend paid August 5, 1996.

                            MONRO MUFFLER BRAKE, INC.


                                      INDEX
                                      -----


Part I Financial Information                                                                          Page No.
                                                                                                      --------
          Consolidated Balance Sheet at
           December 31, 1996 and March 31, 1996                                                           3

          Consolidated Statement of Income for the quarter
           and nine months ended December 31, 1996 and 1995                                               4

          Consolidated Statement of Changes in Common
           Shareholders' Equity for the nine months ended December 31, 1996                               5

          Consolidated Statement of Cash Flows for the
           nine months ended December 31, 1996 and 1995                                                   6

          Notes to Consolidated Financial Statements                                                      7

          Management's Discussion and Analysis of
           Financial Condition and Results of Operations                                                  9

Part II   Other Information

          Item 6.  Exhibits and Reports on Form 8-K                                                      12

Signatures                                                                                               13

Exhibit Index                                                                                            14

Exhibit 10.1                                                                                             15

Exhibit 11                                                                                               16


MONRO MUFFLER BRAKE, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

                                                                                          DECEMBER 31,          MARCH 31,
                                                                                              1996                1996
                                                                                              ----                ----
                                                                                              (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
  Cash and equivalents, including interest-bearing accounts of
   $5,264 at December 31, 1996 and $5,280 at March 31, 1996                                 $   5,264          $   5,280
  Trade receivables                                                                             1,170              1,230
  Inventories, at LIFO cost                                                                    18,637             16,538
  Federal and state income taxes receivable                                                         0                 18
  Deferred income tax asset                                                                     1,275              1,275
  Other current assets                                                                          2,234              2,206
                                                                                            ---------          ---------
          Total current assets                                                                 28,580             26,547
                                                                                            ---------          ---------

Property, plant and equipment                                                                 145,477            126,248
   Less - Accumulated depreciation and amortization                                           (41,445)           (35,969)
                                                                                            ---------          ---------
           Net property, plant and equipment                                                  104,032             90,279
Other noncurrent assets                                                                         3,019              3,229
                                                                                            ---------          ---------
          Total assets                                                                      $ 135,631          $ 120,055
                                                                                            =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                                        $   3,191          $   3,165
   Trade payables                                                                               5,650              6,897
   Federal and state income taxes payable                                                         793                  0
   Accrued expenses and other current liabilities
     Accrued interest                                                                             278                345
     Accrued payroll, payroll taxes and other payroll benefits                                  3,542              2,836
     Accrued insurance                                                                          1,986              1,552
     Other current liabilities                                                                  3,627              2,861
                                                                                            ---------          ---------
           Total current liabilities                                                           19,067             17,656

Long-term debt                                                                                 50,348             45,459
Deferred income tax liability                                                                   1,053              1,053
                                                                                            ---------          ---------
           Total liabilities                                                                   70,468             64,168
                                                                                            ---------          ---------

Commitments
Shareholders' equity:
  Class C Convertible Preferred Stock, $1.50 par value, $.239 and $.251 conversion value at December 31, 1996 and March 31, 1996,
    respectively; 150,000 shares authorized; 91,727 shares issued and
    outstanding                                                                                   138                138
  Common Stock, $.01 par value, 15,000,000 shares authorized; 7,470,326 shares and 6,914,835 shares issued and outstanding at December 31, 1996
    and March 31, 1996, respectively                                                               75                 69
  Additional paid-in capital                                                                   22,190             17,061
  Retained earnings                                                                            42,760             38,619
                                                                                            ---------          ---------
          Total shareholders' equity                                                           65,163             55,887
                                                                                            ---------          ---------
          Total liabilities and shareholders' equity                                        $ 135,631          $ 120,055
                                                                                            =========          =========


These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K (File No. 0-19357), filed by the Company with the Securities and Exchange Commission on June 28, 1996.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

                                                                   QUARTER ENDED       NINE MONTHS ENDED
                                                                   -------------       -----------------
                                                                    DECEMBER 31,           DECEMBER 31,
                                                                    ------------           ------------
                                                                  1996       1995        1996       1995
                                                                  ----       ----        ----       ----
                                                                       (DOLLARS IN THOUSANDS, EXCEPT
                                                                                PER SHARE DATA)
Sales                                                            $33,560    $28,190    $109,104    $88,352
Cost of sales, including distribution and
   occupancy costs (a)                                            19,867     16,995      60,824     49,864
                                                                 -------    -------    --------    -------

Gross profit                                                      13,693     11,195      48,280     38,488
Operating, selling, general and
   administrative expenses                                         9,978      8,709      31,009     26,100
                                                                 -------    -------    --------    -------

Operating income                                                   3,715      2,486      17,271     12,388
Interest expense, net of interest income for
    the quarter of $3 in 1996 and $12 in
    1995 (a)                                                         837        544       2,502      1,783

Other expense, net                                                   205          3         276        137
                                                                 -------    -------    --------    -------

Income before provision for income taxes                           2,673      1,939      14,493     10,468
Provision for income taxes                                         1,064        745       5,763      4,135
                                                                 -------    -------    --------    -------

Net income                                                       $ 1,609    $ 1,194    $  8,730    $ 6,333
                                                                 =======    =======    ========    =======

Earnings per share                                               $   .20    $   .15    $   1.07    $   .78
                                                                 =======    =======    ========    =======


Weighted average number of shares of
   common stock and common stock
   equivalents used in computing earnings
   per share                                                       8,158      8,072       8,167      8,079
                                                                 =======    =======    ========    =======


(a) Amounts paid under operating and capital leases with affiliated parties totaled $416 and $404 for the quarters ended December 31, 1996 and 1995, respectively, and $1,412 and $1,287 for the nine months ended December 31, 1996 and 1995, respectively.







These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K (File No. 0-19357), filed by the Company with the Securities and Exchange Commission on June 28, 1996.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN COMMON SHAREHOLDERS' EQUITY
Nine Months Ended December 31, 1996
(UNAUDITED)




                                                     COMMON STOCK     ADDITIONAL
                                                     ------------       PAID-IN     RETAINED
                                                   SHARES     AMOUNT    CAPITAL     EARNINGS
                                                   ------     ------    -------     --------
                                                            (Amounts in thousands)
Balance at March 31, 1996                          6,915       $69     $17,061       $ 38,619

Net income                                                                              8,730
Exercise of stock options                           202          2         545
5% stock dividend                                   353          4       4,584         (4,588)
Rounding                                                                                   (1)
                                                 ------        ---     -------       --------
Balance at December 31, 1996                      7,470        $75     $22,190       $ 42,760
                                                 ======        ===    ========       ========






















These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K (File No. 0-19357), filed by the Company with the Securities and Exchange Commission on June 28, 1996.


MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                                               NINE MONTHS ENDED
                                                                                   DECEMBER 31,
                                                                             1996              1995
                                                                            ----              ----
                                                                              (DOLLARS IN THOUSANDS)
                                                                              INCREASE (DECREASE) IN
                                                                                       CASH
Cash flows from operating activities:
     Net income                                                           $  8,730             $  6,333
                                                                          --------             --------
     Adjustments to reconcile net income to net cash provided
       by operating activities -
       Depreciation and amortization                                         6,036                4,949
       Loss on disposal of property, plant and equipment                        50                   25
       Decrease in trade receivables                                            60                  198
       Increase in inventories                                              (2,099)              (2,538)
       (Increase) decrease in other current assets                             (28)                 126
       Increase in other noncurrent assets                                      (3)                (434)
       (Decrease) increase in trade payables                                (1,247)                 417
       Increase (decrease) in accrued expenses                               1,839                   (9)
       Increase in federal and state income taxes payable                      811                  129
                                                                          --------             --------
            Total adjustments                                                5,419                2,863
                                                                          --------             --------
            Net cash provided by operating activities                       14,149                9,196
                                                                          --------             --------

Cash flows from investing activities:
   Capital expenditures                                                    (19,595)             (19,417)
   Proceeds from the disposal of property, plant and equipment                  44                   52
   Payments for purchase of Muffler Xpress                                                         (961)
                                                                          --------             --------
            Net cash used for investing activities                         (19,551)             (20,326)
                                                                          --------             --------

Cash flows from financing activities:
   Proceeds from the sale of common stock                                      547
   Proceeds from borrowings                                                 42,195               36,522
   Principal payments on long-term debt and capital
    lease obligations                                                      (37,356)             (23,418)
                                                                          --------             --------
            Net cash provided by financing activities                        5,386               13,104
                                                                          --------             --------

(Decrease) increase in cash                                                    (16)               1,974
Cash at beginning of year                                                    5,280                4,855
                                                                          ========             ========
Cash at December 31                                                       $  5,264             $  6,829
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

                            MONRO MUFFLER BRAKE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Stock Dividend
-----------------------

         On May 2, 1996, the Board of Directors declared a five percent stock dividend, paid August 5, 1996, to stockholders of record as of June 21, 1996. The consolidated financial statements, including all share information therein, have been restated to reflect this dividend.

         Additionally, in accordance with antidilution provisions of the Class C Convertible Preferred Stock, the conversion value of the preferred stock was restated from $.251 per share to $.239 per share.

         Shares reserved for issuance to non-employee directors, officers and key employees under outstanding options, under the 1984, 1987 and 1989 Incentive Stock Option Plans and under the Non-Employee Directors Stock Option Plan have also been retroactively adjusted for the five percent stock dividend.


Note 2 - Inventories
--------------------

         The Company's inventories consist of automotive parts and tires.

         Substantially all merchandise inventories are valued under the last-in, first-out (LIFO) method. Under the first-in, first-out (FIFO) method, these inventories would have been $682,000 and $647,000 higher at December 31, 1996 and March 31, 1996, respectively. The FIFO value of inventory approximates the current replacement cost.


Note 3 - Cash and Equivalents
-----------------------------

         The Company's policy is to invest cash in excess of operating requirements in income producing investments. Cash equivalents of $5,264,000 at December 31, 1996 and $5,280,000 at March 31, 1996 include money market accounts which have maturities of three months or less.


Note 4 - Supplemental Disclosure of Cash Flow Information
---------------------------------------------------------

         The following transactions represent noncash investing and financing activities during the periods indicated:

NINE MONTHS ENDED DECEMBER 31, 1996:

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

                            MONRO MUFFLER BRAKE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





NINE MONTHS ENDED DECEMBER 31, 1995:

         In connection with the declaration of a five percent stock dividend, the Company increased common stock and additional paid-in capital by $4,000 and $5,998,000, respectively, and decreased retained earnings by $6,002,000.

         In conjunction with the acquisition of Muffler Xpress, the Company assumed liabilities of $77,000 and recorded a corresponding increase to goodwill.



CASH PAID DURING THE PERIOD:

                                              NINE MONTHS ENDED
                                                 DECEMBER 31,
                                                 -----------
                                           1996                  1995
                                           ----                  ----

         Interest, net                  $2,819,000           $2,233,000
         Income taxes, net               4,952,000            4,006,000



Note 5 - Other

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


                                            Quarter Ended December 31, Nine Months Ended December 31,
                                            -------------------------- ------------------------------
                                                 1996         1995        1996         1995
                                                 ----         ----        ----         ----
Sales .....................................     100.0%       100.0%       100.0%       100.0%

Cost of sales, including distribution
 and occupancy costs ......................      59.2         60.3         55.7         56.4
                                                 ----         ----         ----         ----

Gross profit ..............................      40.8         39.7         44.3         43.6

Operating, selling, general and
 administrative expenses ..................      29.7         30.9         28.5         29.6
                                                 ----         ----         ----         ----

Operating income ..........................      11.1          8.8         15.8         14.0

Interest expense - net ....................       2.5          1.9          2.3          2.0

Other expenses - net ......................        .6                        .2           .2
                                                 ----         ----         ----         ----

Income before provision for income taxes ..       8.0          6.9         13.3         11.8

Provision for income taxes ................       3.2          2.7          5.3          4.6
                                                 ----         ----         ----         ----

Net income ................................       4.8%         4.2%         8.0%         7.2%
                                                  ===          ===          ===          ===

THIRD QUARTER AND NINE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO
THIRD QUARTER AND NINE MONTHS ENDED DECEMBER 31, 1995.

         Sales were $33.6 million for the quarter ended December 31, 1996 compared with $28.2 million for the quarter ended December 31, 1995. The sales increase of $5.4 million, or 19.0%, was due to an increase in sales of approximately $3.9 million relating to stores opened since the beginning of fiscal 1996, and an increase in comparable store sales of 6.5%. Sales for the nine months ended December 31, 1996 were $109.1 million compared with $88.4 million for the comparable period of the prior year. The sales increase of $20.7 million, or 23.5%, was due to a comparable store sales increase of 10.0% and an increase in sales of approximately $13.0 million relating to stores opened since the beginning of fiscal 1996. At December 31, 1996, the Company had 302 stores in operation compared to 264 at December 31, 1995.

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

         Gross profit for the quarter ended December 31, 1996 was $13.7 million, or 40.8% of sales, compared with $11.2 million, or 39.7% of sales, for the quarter ended December 31, 1995. Gross profit for the nine months ended December 31, 1996 was $48.3 million, or 44.3% of sales, compared to $38.5 million, or 43.6% of sales, for the nine months ended December 31, 1995. The increase in gross profit as a percentage of sales relates primarily to increases in selling prices. Additionally, certain material costs were reduced as a result of renegotiated pricing with various vendors.

         Operating, selling, general and administrative expenses (OSG&A) for the quarter ended December 31, 1996 increased by $1.3 million to $10.0 million over the quarter ended December 31, 1995, and decreased as a percentage of sales from 30.9% to 29.7%. For the nine months ended December 31, 1996, these expenses increased by $4.9 million to $31.0 million over the comparable period in the prior year, and were 28.5% of sales as compared to 29.6% in the prior year. The increase in total dollars expended is primarily attributable to increased store supervision and increased store support expenses related to the Company's expansion. For the three and nine months ended December 31, 1996, these expenses declined as a percentage of sales largely due to management's continued focus on discretionary spending and controlling costs.

         Net interest expense for the quarter ended December 31, 1996, increased by approximately $.3 million compared to the comparable period in the prior year, and increased from 1.9% to 2.5% as a percentage of sales for the same periods. Net interest expense for the nine months ended December 31, 1996, increased by approximately $.7 million compared to the comparable period in the prior year, and rose from 2.0% to 2.3% as a percentage of sales for the same periods. The increase in expense is largely due to an increase in the weighted average debt outstanding for the quarter and nine months ended December 31, 1996 as compared to the same periods in the prior year.

         Net income for the quarter ended December 31, 1996 of approximately $1.6 million increased 34.8% over net income for the quarter ended December 31, 1995. For the nine months ended December 31, 1996, net income of approximately $8.7 million increased 37.9% over the prior year, due to the factors discussed above.

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

CAPITAL RESOURCES AND LIQUIDITY

         Capital Resources

         The Company's primary capital requirement has been the funding of its new store expansion program and the upgrading of facilities and systems in existing shops. For the nine months ended December 31, 1996, the Company spent $19.6 million for equipment and new store construction. Funds were provided primarily by cash flow from operations and bank financing. Management believes that the Company has sufficient resources available (including cash and equivalents, cash flow from operations and bank financing) to expand its business as currently planned for the next several years.

         Liquidity

         The Company has a line of credit from a commercial bank of $7.5 million. No amounts were outstanding under this short-term borrowing facility at December 31, 1996.

         Through February 7, 1996, the Company had a real estate line of credit of $25 million to be used for placement of mortgages. The Company had utilized $13.2 million of the real estate line of credit from permanent mortgages as of that date.

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

                    MONRO MUFFLER BRAKE, INC.

                   PART II - OTHER INFORMATION

 Item 6.           Exhibits and Reports on Form 8-K
                   --------------------------------

          a.       Exhibits

                   10.1 - Purchase Agreement between Walker Manufacturing Company, a division of Tenneco Automotive and Monro Muffler Brake, Inc. dated as of November 5, 1996.

                   11    -  Statement of Computation of Per Share Earnings.


          b. Reports on Form 8-K - The Company was not required to file reports on Form 8-K during the quarter ended
                   December 31, 1996.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  MONRO MUFFLER BRAKE, INC.


DATE: February 13, 1997           By  /s/ Lawrence C. Day
                                    -------------------------------------------
                                                       Lawrence C. Day
                                          President and Chief Executive Officer



DATE: February 13, 1997            By  /s/ Catherine D'Amico
                                     -----------------------------------------
                                                Catherine D'Amico
                                       Senior Vice President-Finance, Treasurer
                                             and Chief Financial Officer




                                  EXHIBIT INDEX



 Exhibit No.     Description                                                            Page No.
------------     -----------                                                            --------
 10.1            Purchase Agreement between Walker Manufacturing Company,
                 a division of Tenneco Automotive and Monro Muffler
                 Brake, Inc. dated as of November 5, 1996.                                  15

 11              Statement of computation of per share earnings.                            16
