Form 10-K
period 1997-03-31
MONRO MUFFLER BRAKE INC
filed 1997-06-27
CIK 876427

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

      For Fiscal Year Ended March 31, 1997

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

Yes  X                     No
   -----                     -------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of June 2, 1997, the aggregate market value of voting stock held by non-affiliates of the registrant was $108,655,190.

         As of June 2, 1997, 7,475,040 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the registrant's definitive proxy statement (to be filed pursuant to Regulation 14A) for the 1997 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated by reference into Part III hereof.

                                     PART I
                                     ------

ITEM 1. BUSINESS
----------------

GENERAL

         Monro Muffler Brake, Inc. ("Monro" or the "Company") is a chain of company-operated stores providing automotive undercar repair services in the United States. At March 31, 1997, Monro operated 313 stores in New York, Pennsylvania, Ohio, Connecticut, Massachusetts, West Virginia, Virginia, Maryland, Vermont, New Hampshire, New Jersey, North Carolina, South Carolina and Indiana. The Company's stores typically are situated in high-visibility locations in suburban areas and small towns. Monro serviced approximately 1,442,000 vehicles in fiscal 1997. *

         The predecessor to the Company was founded by Charles J. August in 1957 as a Midas Muffler franchise in Rochester, New York, specializing in mufflers and exhaust systems. In 1966, the Company discontinued its affiliation with Midas Muffler, and began to diversify into a full line of undercar repair services. An investor group led by Peter J. Solomon and Donald Glickman purchased a controlling interest in the Company in July 1984. At that time, Monro operated 59 stores, located primarily in upstate New York, with approximately $21 million in sales in fiscal 1984. Since 1984, Monro has added 254 stores and expanded its marketing area to include thirteen additional states. In 1987, Jack M. Gallagher succeeded Charles J. August as President and Chief Executive Officer. On April 1, 1995, Lawrence C. Day, who has over 20 years of experience in the automotive parts and service industries and previously served as Chief Operating Officer of the Company beginning in July 1993, succeeded Jack M. Gallagher as President and Chief Executive Officer.

         The Company was incorporated in the State of New York in 1959. The Company's principal executive offices are located at 200 Holleder Parkway, Rochester, New York 14615, and its telephone number is (716) 647-6400.

         Monro provides a full range of services on passenger cars, light trucks and vans for mufflers and exhaust systems (estimated at 30% of fiscal 1997 sales); brakes (35%); and steering, drive train, suspension and wheel alignment (19%). The Company also provides other products and services including tires and state inspections (16%). Monro specializes in the repair and replacement of parts which must be periodically replaced as they wear out. Normal wear on these parts generally is not covered by new car warranties. The Company typically does not perform under-the-hood repair services except for oil change services and a heating and cooling system "flush and fill" service. The Company does not sell parts or accessories to the do-it-yourself market.

         The Company has a wholly-owned subsidiary, Monro Service Corporation, which is a Delaware corporation qualified to do business in the State of New York. Monro Service Corporation holds all assets, rights, responsibilities and liabilities associated with the Company's warehousing, purchasing, advertising, accounting, office services, payroll, cash management and certain other operations which are wholly performed within New York State. The Company believes that this structure has enhanced and will continue to enhance operational efficiency and provide cost savings.




























 * References herein to fiscal years are to the Company's fiscal years ending or ended March 31 of each year (e.g., references to "fiscal 1997" are to the Company's fiscal year ended March 31, 1997).

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

         Complete Undercar Service

         All Monro stores provide a full range of undercar repair services for mufflers and exhaust systems, brakes, steering, drive train, suspension and wheel alignment. These services apply to all makes and models of domestic and foreign cars, light trucks and vans. In addition, Monro's stores provide many of the routine maintenance services (except engine tune-up and major transmission repair) which automobile manufacturers suggest or require in the vehicle owners' manuals, and which fulfill manufacturers' requirements for new car warranty compliance. Substantially all of the stores provide oil change services as well as tire sales and installation. All stores perform a heating and cooling system "flush and fill" service, and install belts and hoses. Stores in New York, West Virginia, New Hampshire, Pennsylvania, Virginia, Massachusetts and North Carolina also perform annual state inspections.

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

Competitive Pricing, Advertising and Co-branding Initiatives

The Company seeks to set competitive prices for quality services and products. The Company supports its pricing strategy by advertising through direct mail coupon inserts and in-store promotional signage and displays. In addition, the Company advertises through television, radio, yellow pages and newspapers to increase consumer awareness of the services offered.

In fiscal 1997, the Company began testing co-branding initiatives to more quickly increase consumer awareness in certain markets. The Company believes that, especially in newer markets, customers may more readily be drawn into its stores because of their familiarity with national brand names. Some of these initiatives have included cross- promotional offers with national fast food chains, video rental stores and gasoline chains, as well as with regional supermarkets. Additionally, the Company introduced Bridgestone/Firestone tires into most of its stores in late fiscal 1997, where it had previously carried a private label tire. Through this initiative, the Company believes that it will attract some brand-loyal tire customers who otherwise might not have visited Monro. This will give the Company the opportunity to introduce itself to this new customer, and potentially sell other needed services.

In fiscal 1997, the Company signed a joint venture agreement with Q-Lube, Inc., a subsidiary of Quaker State Corporation. The agreement calls for the two companies to jointly develop retail locations which offer both fast lube and undercar services. The centers will be located adjacent to either existing or newly-developed Monro stores. The Company believes the centers will create opportunities for cross-servicing between fast lube and undercar repair customers.

Centralized Control

Unlike many of its competitors, the Company owns and operates rather than franchises its stores. Monro believes that direct operation of all stores enhances its ability to compete by providing centralized control of such areas of operations as service quality, store appearance, promotional activity and pricing. A high level of technical competence is maintained throughout the Company as Monro requires, as a condition of employment, that employees participate in comprehensive training programs to keep pace with technology changes. Additionally, purchasing, distribution, merchandising, advertising, accounting and other store support functions are centralized in the Company's corporate headquarters in Rochester, New York, and are provided through the Company's subsidiary, Monro Service Corporation. The centralization of these functions results in efficiencies and gives management the ability to closely monitor and control costs.

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

         As of March 31, 1997, Monro operated 313 stores located in 14 states. The following table shows the growth in the number of stores over the last five fiscal years:

                           STORE OPENINGS AND CLOSINGS

                                                           Year ended March 31,
                                                           --------------------
                                                     1993   1994   1995   1996   1997
                                                     ----   ----   ----   ----   ----


         Stores open at beginning of year.........    161    184    202    232    274

         Stores opened during year................     23     20     30     43     40

         Stores closed during year (a)............      0     (2)     0     (1)    (1)
                                                      ---    ---    ---    ---    ---

         Stores open at end of year...............    184    202    232     274   313
                                                      ===    ===    ===     ===   ===

         (a) These stores were closed because they failed to achieve an acceptable level of profitability or because a new Monro store was opened in the same market at a more favorable location.

         Monro believes that there are expansion opportunities in new as well as existing market areas and expects to open a total of 40-50 stores in fiscal 1998. This expansion will result from a combination of constructing stores on vacant land and acquiring existing store locations. The Company believes that, as the industry consolidates due to the increasingly complex nature of automotive repair and the expanded capital requirements for state-of-the art equipment, there will be more opportunities for acquisitions of existing businesses or store structures.

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

         The Company believes that management and operating improvements implemented over the last several fiscal years will enhance its ability to sustain its growth. Monro has a chain-wide computerized inventory control and electronic point-of-sale (POS) management information system, which has increased management's ability to monitor operations as the number of stores has grown. The system includes electronic cataloging which allows store managers to electronically research the specific parts needed for the make and model of car being serviced. In fiscal 1997, the Company upgraded its electronic credit card processing and added electronic mail to its stores. Enhancements continue to be made to the system annually which increase efficiency, improve the quality and timeliness of store reporting and enable the Company to better serve its customers.

         The financing to open a new store location may be accomplished in one of three ways: a store lease for the land and building (in which case, land and building costs will be financed primarily by the lessor), a land lease with the building constructed by the Company (with building costs paid by the Company), or a land purchase with the building constructed by the Company. In all three cases, each new store also will require approximately $131,000 for equipment (including a point-of-sale system), and approximately $57,000 in inventory. Because Monro generally does not extend credit to its customers, stores generate almost no receivables and a new store's actual net working capital investment is nominal. Total capital required to open a new store ranges, on average (based upon the last three fiscal years' openings), from $242,000 to $843,000 depending on the location and which of the three financing methods is used. In instances where Monro acquires an existing business, it may pay additional amounts for intangible assets such as customer lists, covenants not-to-compete and goodwill.

         At March 31, 1997, Monro leased the land and/or the building at 69% of its store locations and owned the land and building at the remaining locations. Monro's policy is to situate new stores in the best locations, without regard to the form of ownership required to develop the locations.

         New stores have average sales of approximately $360,000 in their first twelve months of operation.

STORE OPERATIONS

         Store Format

         The typical format for a Monro repair store is a free-standing building of approximately 4,500 square feet consisting of a sales area, six fully-equipped service bays and a parts storage area, with a parking lot with space for approximately 17 cars. Most service bays are equipped with aboveground electric vehicle lifts. The typical store carries $57,000 of inventory and 2,800 stock keeping units ("SKUs"). Generally, each store is located within 35 miles of a "key" store which carries approximately 20% more inventory than a typical store and serves as a mini-distribution point for other stores in its area.

         The stores generally are situated in high-visibility locations in suburban areas or small towns and offer easy customer access. The typical store is open from 7:30 a.m. to 8:00 p.m. on Monday through Friday and from 7:30 a.m. to 5:00 p.m. on Saturday.

         In fiscal 1996, the Company opened its first "small town" concept store in Saranac Lake, New York. Eight additional stores were opened in fiscal 1997. The prototypical "small town" concept store is a four, five or six bay store located in a town with a population of 15,000 people or less. In the past, the Company generally did not enter this type of market because it could not support the typical six bay store. However, with few or no major competitors and a lower cost of entry, the small markets represent an attractive new growth avenue for the Company.

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

         The Company has a customer survey program to monitor customer attitudes toward service quality, friendliness, speed of service, and several other factors for each store. This program includes four survey mailings per store annually. (Each mailing consists of approximately 100 surveys.) Completed surveys are read by the Chief Executive Officer, and at his direction, customer concerns are addressed via letter and personal follow-up by field management.

         The Company periodically solicits customer commentary via other methods. In April 1997, the Company began testing a program whereby a postcard-sized comment card is hung on every customer's rear view mirror after the car is serviced. The card is postage paid to facilitate the customers' responses, and asks several questions related to quality of service, personnel courtesy and whether or not the customer would return to Monro.

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

         Store Personnel and Training

         The Company supervises store operations primarily through its four district managers who oversee 29 regional managers. The typical store is staffed by a store manager and four to six technicians, one of whom serves as the assistant manager.

         All store managers receive a base salary, and assistant managers receive hourly compensation. In addition, all store managers and assistant managers receive other compensation based on their store's customer relations, gross profit, labor cost controls, safety, sales volume and other factors. All store managers and assistant managers are eligible for a quarterly bonus based on performance against these goals.

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

         The Company has established a "training store" concept in one of its regions. This involves a six-week comprehensive training program for a group of entry-level technicians which occurs in a fully functioning Monro store. The program is taught by a full-time training manager who is permanently assigned to the store, along with the store manager. In addition to providing a more focused training effort, this new training structure relieves the store managers and more experienced technicians of the initial training burden. The structure also contributes to more efficient and profitable store environments. Technicians completing this program are assigned to stores within the region.

         Additionally, the Company trains apprentice technicians through a "buddy system" whereby the apprentice is assigned to work side-by-side with a master technician for approximately three weeks. The master technician receives a weekly stipend during the training period. He is also encouraged to mentor the apprentice technician after the apprentice is assigned to a store, and is rewarded with a bonus if the apprentice is still employed by the Company after 90, and then 180 days. Since most turnover occurs during the first 180 days of employment, management believes that this newly-instituted feature of the program will help to improve retention of these employees.

PURCHASING AND DISTRIBUTION

         The Company, through its wholly-owned subsidiary Monro Service Corporation, selects and purchases parts and supplies for all stores on a centralized basis. Although purchases outside the centralized system are made when needed at the store level, these purchases only accounted for approximately 12% of all parts used in fiscal 1997.

         The Company's ten largest vendors accounted for approximately 53% of its parts purchases, with the largest vendor accounting for slightly over 12% of total purchases in fiscal 1997. The Company purchases parts from over 100 vendors and has no significant long-term contracts with any vendor. Management believes that the Company's relationships with vendors are excellent and that alternative sources of supply exist, at comparable cost, for substantially all parts used in the Company's business. The Company routinely obtains bids from vendors to ensure it is receiving competitive pricing and terms.

         Parts are shipped by vendors to the Company's warehouse facility in Rochester, New York, and are distributed to stores through the Company's owned and operated tractor/trailer fleet. Most stores are replenished once every week from the warehouse, and such replenishment fills, on the average, 97% of all items ordered by the stores' automatic POS-driven replenishment system. The warehouse stocks approximately 8,000 SKUs.

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

EMPLOYEES

         As of March 31, 1997, Monro had 1,964 employees, of whom 1,824 were employed in the field organization, 44 were employed at the warehouse and 96 were employed at the Company's corporate headquarters. Monro's employees are not members of any union. The Company believes that its relations with its employees are good.

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

         In 1992, two national chains with which the Company competes were the subject of investigations by consumer protection agencies and the Attorneys General of various states, including several states in which the Company does business. These occurrences caused a heightened awareness on the part of the automotive service industry of the need to make certain a properly informed consumer is making the decision on the auto service needs of his or her car. They have also precipitated the introduction of proposed legislation in various states where the Company operates which would further regulate the auto service industry. Throughout its 40-year history, the Company has believed that a satisfied customer is its best advertisement and continues to place strong emphasis on customer satisfaction. To date, none of this legislation has been enacted. The Company continues to monitor such proposed legislation and believes that because of its method of operation and strength of its systems, it will be in a strong position, relative to its competition, to comply with any legislation which may be enacted.

         The Company is environmentally conscious, and takes advantage of recycling opportunities both at its headquarters and at its stores. Cardboard, plastic shrink wrap and parts' cores are returned to the warehouse by the stores on the weekly stock truck. There, they are accumulated for sale to recycling companies or returned to parts manufacturers for credit.

SEASONALITY

         Although the Company's business is not highly seasonal, customers do require more undercar service during the period of March through October than the period of November through February, when miles driven tend to be lower. As a result, sales and profitability are lower during the latter period.

ITEM 2. PROPERTIES

         The Company, through Monro Service Corporation, owns its office/warehouse facility of approximately 95,000 square feet, which is located on 12.7 acres of land in Holleder Industrial Park, in Rochester, New York.

         Of Monro's 313 stores at March 31, 1997, 97 were owned, 148 were leased and for 68, the land only was leased. In general, the Company leases store sites for a ten-year period with several five-year renewal options. Giving effect to all renewal options, over 90% of the non-capital leases (179 stores) expire after 2004. Certain of the leases provide for contingent rental payments if a percentage of annual gross sales exceeds the base fixed rental amount. The highest contingent percentage rent of any lease is 6.75%, and no such lease has adversely affected profitability of the store subject thereto. Certain officers and directors of the Company or members of their families are the lessors, or have interests in entities that are the lessors, with respect to 41 of the leases. No related party leases, other than renewals or modifications of leases on existing stores, have been entered into since May 1989, and no new related party leases are contemplated.

         The existing office and warehouse facility and 37 of the owned stores are subject to mortgages held by commercial banks or private investors. As of March 31, 1997, the outstanding amount under the mortgage on the headquarters office and warehouse facility was $2.8 million and the aggregate outstanding amount under the permanent mortgages on 37 of the owned stores was $11.0 million. There was also $.7 million outstanding under a mortgage held by the City of Rochester, New York, secured by the land on which the new headquarters office and warehouse is located, and a term loan of $.6 million secured by the existing headquarters facility.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY AS OF JUNE 1, 1997

         The following persons are the executive officers of the Company, having been elected by and serving at the discretion of the Board of Directors of the
Company:

Name                     Age     Position
----                     ---     --------
Lawrence C. Day           47    President and Chief Executive Officer

G. Michael Cox            44    Executive Vice President - Store Operations

John W. August            43    Sr. Vice President - Business Development

Robert W. August          45    Sr. Vice President - Store Support, and Secretary

Catherine D'Amico         41    Sr. Vice President - Finance, Chief Financial
                                Officer and Treasurer

Thomas J. Budreau         40    Vice President - Eastern Operations

Michael C. Kucharski      37    Vice President - Central Operations

         The following is a brief account of the business experience of each of the executive officers of the Company:

         Lawrence C. Day has been President and Chief Executive Officer since April 1995 and a director since July 1993. Mr. Day was Executive Vice President and Chief Operating Officer from July 1993 to April 1995. Prior to joining the Company, Mr. Day was Vice President of the Auto Express Division of Montgomery Ward & Co., Incorporated from December 1991 to June 1993, Field Director of the Auto Express Division of Montgomery Ward & Co., Incorporated from December 1989 to December 1991 and Vice President of Automotive Industries, Inc. from February 1989 to December 1989. From September 1976 to January 1989, Mr. Day held various management positions with Bridgestone/Firestone, Inc.

         G. Michael Cox has been Executive Vice President - Store Operations since March 1997 and Senior Vice President - Store Operations from January 1995 to March 1997. Prior to joining the Company, Mr. Cox was Director of Affiliated Dealer Operations for Bridgestone/Firestone, Inc. from 1993 to January 1995, Director of Corporate Accounts for Bridgestone/Firestone, Inc. from 1992 to 1993 and a Zone Manager for Bridgestone/Firestone, Inc. from 1990 to 1992. Mr. Cox held various other management positions for Bridgestone/Firestone, Inc. from 1976 to 1990.

         John W. August has been Senior Vice President - Business Development since November 1994. Mr. August was Senior Vice President - Store Operations from May 1992 to November 1994, Vice President - Western Operations from August 1988 to May 1992, Vice President - Real Estate from June 1985 to August 1988, and has worked for Monro in various other capacities since 1972.

         Robert W. August has been Senior Vice President - Store Support since October 1996, Secretary since July 1984 and a director since June 1982. Mr. August was Senior Vice President - Marketing from May 1992 to October 1996, Vice President-Marketing from July 1989 to May 1992, Executive Vice President from 1984 to July 1989, and has worked for Monro in various other capacities since 1968.

         Catherine D'Amico has been Senior Vice President - Finance, Chief Financial Officer and Treasurer since August 1993. Ms. D'Amico, a certified public accountant, was previously a Senior Audit Manager with Price Waterhouse LLP in Rochester, New York and was affiliated with such firm from 1978 to 1993.

         Thomas J. Budreau has been Vice President - Eastern Operations since October 1995. Prior to joining the Company, Mr. Budreau was the National Auto Express Service Manager for Montgomery Ward & Co., Incorporated from March 1994 to October 1995. From November 1990 to March 1994, Mr. Budreau was a Regional Auto Express Manager and from March 1988 to November 1990, a District Manager for Montgomery Ward & Co., Incorporated. From 1975 to March 1988, Mr. Budreau held various other management positions with Montgomery Ward & Co., Incorporated.

         Michael C. Kucharski has been Vice President - Central Operations since May 1997. Mr. Kucharski was a District Manager from February 1996 to May 1997, a Regional Manager from January 1990 to February 1996 and has worked for Monro in various other capacities since 1987. From 1981 through 1987, Mr. Kucharski held management positions with various retail and other companies.

                             PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

Market Information

         The Common Stock is traded on the over-the-counter market and is quoted on the NASDAQ National Market System under the symbol "MNRO." The following table sets forth, for the Company's last two fiscal years, the range of high and low sales prices on the NASDAQ National Market System for the Common Stock:


                                FISCAL 1997                 FISCAL 1996
                                -----------                 -----------

         QUARTER ENDED          HIGH    LOW               HIGH      LOW
         ------------------     ----    ---               ----      ---
         June 30,              18 7/8  14 3/4            17 15/16  13
         September 30,         21 3/4  17 1/4            15        13 9/16
         December 31,          21      14 1/4            15        13 1/8
         March 31,             19      15 1/2            15 1/2    12 1/8


         Amounts in these tables have been adjusted to reflect the five percent stock dividends paid in August 1996 and August 1995.

Holders

         At June 1, 1997, the Company's Common Stock was held by approximately 1,933 shareholders of record or through nominee or street name accounts with brokers.

Dividends

         On May 14, 1997, the Company's Board of Directors declared a five percent stock dividend, payable August 4, 1997, to shareholders of record as of June 20, 1997. Information regarding the number of shares of Common Stock outstanding, as set forth in this Form 10-K, does not include any shares of Common Stock to be issued in connection with such dividend.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial and operating data of the Company for each year in the five-year period ended March 31, 1997. The financial data and certain operating data have been derived from the Company's financial statements which have been examined by Price Waterhouse LLP, independent accountants. This data should be read in conjunction with the Financial Statements and related notes included under Item 8 of this report and in conjunction with other financial information included elsewhere in this Form 10-K.

                                                      YEAR ENDED MARCH 31,
                                                      --------------------
                                          1997       1996      1995      1994      1993
                                          ----       ----      ----      ----      ----
                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Sales...............................    $141,169   $117,104  $109,098   $93,620   $78,507
Cost of sales including distribution
  and occupancy costs............         78,792     66,236    59,725    51,196    42,591
                                        --------    -------   -------   -------   -------
Gross profit.........................     62,377     50,868    49,373    42,424    35,916
Operating, selling, general and
  administrative expenses............     41,749     35,299    32,304    28,068    23,611
                                        --------     ------   -------   -------   -------
Operating income.....................     20,628     15,569    17,069    14,356    12,305
Interest expense - net...............      3,224      2,637     1,939     2,080     2,074
Other expense (income) - net.........        475        330        22       107       (43)
                                        --------   --------   -------   -------   -------
Income before provision for income taxes  16,929     12,602    15,108    12,169    10,274
Provision for income taxes...........      6,738      4,988     6,024     4,818     4,120
                                        --------   --------   -------   -------   -------
Net income...........................   $ 10,191   $  7,614   $ 9,084   $ 7,351   $ 6,154
                                        ========   ========   =======   =======   =======
Earnings per share(a)................   $   1.25   $    .94   $  1.12   $   .91   $   .77
                                        ========   ========   =======   =======   =======
Weighted average number of Common Stock
  shares and equivalents (a).........      8,171      8,077     8,084     8,035     8,017
                                        ========   ========   =======   =======   =======

SELECTED OPERATING DATA:

Sales growth:
  Total..............................      20.5%      7.3 %    16.5%      19.3%      11.5%
  Comparable store (b)...............       7.9%     (3.9)%     6.1%       9.5%       2.9%
Stores open at beginning of year.....       274       232       202        184        161
Stores open at end of year...........       313       274       232        202        184
Capital expenditures ................  $ 27,562  $ 25,581   $20,299    $14,374    $14,759


BALANCE SHEET DATA (AT PERIOD END):

Net working capital..................  $  9,579   $  8,891   $ 6,863    $ 7,894    $ 8,140
Total assets.........................   146,267    120,055    93,042     77,042     63,507
Long-term debt.......................    54,864     45,459    28,749     24,326     22,599
Shareholders' equity.................    66,625     55,887    48,169     38,815     31,425


(a) Earnings per share for each fiscal year was computed by dividing net income by the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during the respective year. All share and per share information has been adjusted to give retroactive effect to the five percent stock dividends paid in August 1996, August 1995 and in August 1994.

(b) Comparable store sales data is calculated based on the change in sales of only those stores open as of the beginning of the preceding fiscal year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth income statement data of the Company expressed as a percentage of sales for the fiscal years indicated:

                                                                YEAR ENDED MARCH 31,
                                                                --------------------
                                                              1997        1996       1995
                                                              ----        ----       ----
Sales....................................................     100.0%     100.0%     100.0%
Cost of sales including distribution and occupancy costs.      55.8       56.6       54.7
                                                              -----      -----      -----
Gross profit.............................................      44.2       43.4       45.3
Operating, selling, general and administrative expenses..      29.6       30.1       29.7
                                                              -----      -----      -----
Operating income.........................................      14.6       13.3       15.6
Interest expense - net...................................       2.3        2.2        1.8
Other expense - net......................................       0.3        0.3        0.0
                                                               ----      -----      -----
Income before provision for income taxes.................      12.0       10.8       13.8
Provision for income taxes...............................       4.8        4.3        5.5
                                                               ----      -----      -----
Net income...............................................       7.2%       6.5%       8.3%
                                                               =====     ======     ======

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

FISCAL 1997 AS COMPARED TO FISCAL 1996

         Sales for fiscal 1997 increased $24.1 million, or 20.5% over sales for fiscal 1996. The increase was due to a comparable store sales increase of 7.9% and an increase of approximately $16.3 million for stores opened since April 1, 1995. During the year, 40 stores were opened and one was closed. At March 31, 1997, the Company had 313 stores in operation.

         Management believes that sales increases were driven, in part, by pent-up demand from previously deferred repairs, combined with a number of industry factors. These include an increase in the average age of vehicles, a decrease in the number of service bays, an increase in the number of registered vehicles, and a shift in the consumer mentality from "do-it-yourself" to "do-it-for-me" caused by the increased complexity of cars. Additionally, management believes that successful performance of its operating strategy, centered on owning and operating all of its stores, helped contribute to the sales increase. Company operated stores facilitate focused and consistent execution in key areas such as the Company's unwavering commitment to customer satisfaction, comprehensive training of service technicians and competitive pricing.

         Gross profit for fiscal 1997 was $62.4 million or 44.2% of sales, as compared with $50.9 million or 43.4% of sales for fiscal 1996. The improvement in gross profit as a percentage of sales is primarily due to increases in selling prices coupled with a reduction in certain material costs as a result of renegotiated pricing with various vendors.

         Operating, selling, general and administrative expenses for fiscal 1997 increased by $6.5 million to $41.7 million and, as a percentage of sales, decreased by .5% as compared to fiscal 1996. The increase in total dollars expended is primarily attributable to increased store supervision and increased store support expenses related to the Company's expansion. These expenses declined as a percentage of sales largely due to management's continued focus on discretionary spending and controlling costs. One area accounting for a more significant portion of the decrease as a percent of sales was an increase in the amount of cooperative advertising credits which the Company received during fiscal 1997 as compared to the previous year. Management was effective in improving various programs negotiated with vendors.

         Operating income in fiscal 1997 of $20.6 million, or 14.6% of sales increased by $5.1 million over the fiscal 1996 level of $15.6 million due to the factors discussed above.

         Interest expense, net of interest income, was unchanged as a percent of sales for fiscal 1997 as compared to fiscal 1996. While average debt outstanding for the year ended March 31, 1997 was up approximately $11.0 million over the year ended March 31, 1996, the weighted average interest rate declined by approximately 1.5 percentage points.

         Other expense, net, at .3% of sales for the year ended March 31, 1997 remained unchanged as percent of sales from the year ended March 31, 1996. This amount includes carrying costs for the Company's former warehouse facility which was sold in the fourth quarter of fiscal 1997.

         The Company's effective tax rate was 39.8% of pre-tax income in fiscal 1997 as compared to 39.6% for fiscal 1996.

         Net income for fiscal 1997 increased by $2.6 million or 33.8% over fiscal 1996, reflecting higher gross profit and lower operating expenses, partially offset by a higher effective tax rate.

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

         Gross profit for fiscal 1996 was $50.9 million or 43.4% of sales, as compared with $49.4 million or 45.3% of sales for fiscal 1995. The reduction in gross profit as a percent of sales was due, in part, to an increase in purchases at the store level of certain higher-cost parts. During periods of slower sales, store personnel more readily accept undercar repair work outside of the normal recurring services the store usually provides. This repair work often involves parts not stocked by the Company. In addition, labor costs increased as a percent of sales because, during periods of slower sales when technicians may not be fully productive, they will receive a minimum base level wage. Lastly, distribution and occupancy costs increased as a percent of sales for fiscal 1996 primarily due to an increase in the number of stores against a decrease in comparable store sales.

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

CAPITAL RESOURCES AND LIQUIDITY

         Capital Resources

         The Company's primary capital requirements for fiscal 1997 were the funding of its new store expansion program and the upgrading of facilities and systems in existing stores, totaling $28.3 million, and principal payments on long-term debt and capital leases of $49.5 million.

         In both fiscal years 1997 and 1996, these capital requirements were met by cash flow from operations and through the use of a Revolving Credit Facility. Additionally, in fiscal 1996, capital requirements were met through the use of interim and permanent mortgages. (See additional discussion under "Liquidity".)

         In fiscal 1998, the Company intends to open 40-50 new stores. Total capital required to open a new store ranges, on average (based upon the last three fiscal years' openings), from $242,000 to $843,000 depending on whether the store is leased, owned or land leased. Management believes that the Company has sufficient resources available (including cash and equivalents, cash flow from operations and bank financing) to expand its business as currently planned for the next several years.

         Liquidity

         At March 31, 1997, the Company had a $3.5 million line of credit for the purpose of issuing stand-by-letters of credit on an unsecured basis. The line requires fees aggregating .875% annually of the face amount of each stand-by-letter of credit, payable quarterly in advance. A total of $3.3 million of letters of credit were outstanding under this line at March 31, 1997.

         As of June 1, 1997, the Company had outstanding $3.7 million in principal amount of its 10.65% Senior Notes due 2000 (the "Senior Notes") with Massachusetts Mutual Life Insurance Company pursuant to a Senior Note Agreement. The fourth of six annual installments of principal of $1.8 million was paid on April l, 1997.

         Through February 1996, the Company had a real estate line of credit of $25.0 million to be used for the placement of store mortgages. This line was terminated in fiscal 1996 at the Company's initiative and replaced by a new unsecured Revolving Credit facility with two banks. The Company must pay a facility fee of .125% annually on the unused portion of the facility. In March 1997, the Company received a commitment from the lenders to increase the amount available under the facility from $30 million to $50 million and extend the term to March 2000.

         The Company has available a line of credit of $7.5 million under a short-term borrowing agreement at the lower of the prime rate or other rate options available at the time of borrowing. There are no commitment fees associated with this line of credit. Based upon the Company's ability and intent to refinance the amount outstanding under the line of credit with its expanded Revolving Credit facility, the $1.8 million balance has been classified as long-term debt at March 31, 1997.

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

         The Company also obtained a commitment for a $.5 million term loan to finance equipment for the new office/warehouse building. The obligation requires equal monthly principal payments to fully amortize the debt over a five-year term. Interest is payable monthly, and the obligation may be converted from a floating rate to a fixed rate loan during the first three years. No amounts had been borrowed under this term loan as of March 31, 1997.

         Certain of the Company's long-term debt agreements require, among other things, the maintenance of specified current ratios, interest and rent coverage ratios and amounts of tangible net worth, and also contain restrictions on dividend payments and capital expenditures. The Company is in compliance with these requirements at March 31, 1997, and does not believe that the covenants materially affect its business.

         As of March 31, 1997, the Company had cash and equivalents of $6.4 million.

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

         Effective in fiscal 1997, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". As permitted under SFAS 123, the Company will continue to measure stock-based compensation cost as the excess of the quoted market price of the Company's common stock at the grant date over the amount the employee must pay for the stock.

         Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share", was issued in February 1997. This Statement establishes standards for computing and presenting earnings per share ("EPS"), and simplifies the standards previously found in APB Opinion No. 15 ("APB 15"). It replaces the presentation of primary EPS with a presentation of basic EPS, and also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. The Company plans to adopt the Statement in fiscal 1998.

         The Company expects that basic EPS as calculated under SFAS 128 will not vary materially from primary EPS as calculated under APB 15 because of minimal option activity, nor vary materially from diluted EPS.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                     Page

Report of Independent Accountants...................................  25

Audited Financial Statements:

         Consolidated Balance Sheet at March 31, 1997 and 1996......  26

         Consolidated Statement of Income for the three years
           ended March 31,  1997....................................  27

         Consolidated Statement of Changes in Shareholders'
                  Equity for the three years ended March 31, 1997.... 28

         Consolidated Statement of Cash Flows for the three
                  years ended March 31, 1997......................... 29

         Notes to Consolidated Financial Statements.................. 30

Selected Quarterly Financial Information (Unaudited)................. 45

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of
Monro Muffler Brake, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Monro Muffler Brake, Inc. and its subsidiary at March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP
Rochester, New York
May 19, 1997

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
================================================================================

                                                                                               MARCH 31,
                                                                                        1997              1996
                                                                                        ----              ----
                                                                                        (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
    Cash and equivalents, including interest-bearing
      accounts of $6,438 in 1997 and $5,280 in 1996                                    $   6,438    $   5,280
    Trade receivables                                                                      1,128        1,230
    Inventories                                                                           20,010       16,538
    Federal and state income taxes receivable                                                296           18
    Deferred income tax asset                                                              1,790        1,275
    Other current assets                                                                   2,935        2,206
                                                                                       ---------    ---------
                Total current assets                                                      32,597       26,547
                                                                                       ---------    ---------
Property, plant and equipment                                                            151,906      126,248
    Less - Accumulated depreciation and amortization                                     (42,223)     (35,969)
                                                                                       ---------    ---------
                Net property, plant and equipment                                        109,683       90,279
Other noncurrent assets                                                                    3,987        3,229
                                                                                       ---------   ----------
                Total assets                                                           $ 146,267    $ 120,055
                                                                                       =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt                                                  $   3,128    $   3,165
    Trade payables                                                                         8,728        6,870
    Accrued interest                                                                         270          345
    Accrued payroll, payroll taxes and other payroll
     benefits                                                                              4,260        2,836
    Accrued insurance                                                                      2,110        1,579
    Other current liabilities                                                              4,522        2,861
                                                                                       ---------    ---------
                Total current liabilities                                                 23,018       17,656

Long-term debt                                                                            54,864       45,459
Deferred income tax liability                                                              1,760        1,053
                                                                                       ---------    ---------
                Total liabilities                                                         79,642       64,168
                                                                                       ---------    ---------

Commitments
Shareholders' equity:
    Class C Convertible Preferred Stock, $1.50 par value, $.239 and $.251 conversion value at March 31, 1997 and 1996, respectively; 150,000 shares
      authorized; 91,727 shares issued and outstanding in 1997 and 1996                      138          138
    Common Stock, $.01 par value, 15,000,000 shares authorized; 7,470,326 shares
      and  6,914,835 shares issued and outstanding in 1997 and 1996, respectively             75           69
    Additional paid-in capital                                                            22,190       17,061
    Retained earnings                                                                     44,222       38,619
                                                                                       ---------    ---------
                Total shareholders' equity                                                66,625       55,887
                                                                                       ---------    ---------
                Total liabilities and shareholders' equity                             $ 146,267    $ 120,055
                                                                                       =========    =========



   The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF INCOME
================================================================================

                                                                                              YEAR ENDED MARCH 31,
                                                                                              --------------------
                                                                                     1997              1996             1995
                                                                                     ----              ----             ----
                                                                                          (DOLLARS IN THOUSANDS, EXCEPT
                                                                                                 PER SHARE DATA)

Sales                                                                                 $141,169        $117,104        $109,098
Cost of sales, including distribution and occupancy costs (a)                           78,792          66,236          59,725
                                                                                      --------        --------        --------

Gross profit                                                                            62,377          50,868          49,373
Operating, selling, general and administrative expenses                                 41,749          35,299          32,304
                                                                                      --------        --------        --------

Operating income                                                                        20,628          15,569          17,069
Interest expense, net of interest income of $23 in 1997, $39 in 1996,
    and $157 in 1995 (a)                                                                 3,224           2,637           1,939
Other expense, net                                                                         475             330              22
                                                                                      --------        --------        --------

Income before provision for income taxes                                                16,929          12,602          15,108
Provision for income taxes                                                               6,738           4,988           6,024
                                                                                      --------        --------        --------

Net income                                                                           $  10,191       $   7,614       $   9,084
                                                                                     =========       =========       =========

Earnings per share                                                                   $    1.25       $     .94       $    1.12
                                                                                     =========       =========       =========

Weighted average number of shares of common stock and
    common stock equivalents used in computing earnings per share                        8,171           8,077           8,084
                                                                                     =========       =========       =========




(a) Costs and expenses include charges for payments under operating and capital leases with affiliated parties totaling $1,828, $1,688, and $1,812 for the years ended March 31, 1997, 1996 and 1995, respectively.



The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
================================================================================




                                             CLASS C
                                           CONVERTIBLE                        ADDITIONAL
                                            PREFERRED          COMMON           PAID-IN         RETAINED
                                              STOCK             STOCK           CAPITAL         EARNINGS         TOTAL
                                              -----             -----           -------         --------         -----
                                                                        (DOLLARS IN THOUSANDS)

Balance at March 31, 1994                     $138               $60          $  5,381            $33,236        $38,815

Net income                                                                                          9,084          9,084

Exercise of stock options                                          2               268                               270

Stock dividend                                                     3             5,310             (5,313)
                                            ------            ------         ---------         ----------     ----------
Balance at March 31, 1995                      138                65            10,959             37,007         48,169


Net income                                                                                          7,614          7,614

Exercise of stock options                                                          104                               104

Stock dividend                                                     4             5,998             (6,002)
                                            ------            ------         ---------         ----------     ----------
Balance at March 31, 1996                      138                69            17,061             38,619         55,887




Net income                                                                                         10,191         10,191

Exercise of stock options                                          2               545                               547

Stock dividend                                                     4             4,584             (4,588)
                                            ------            ------         ---------         ----------     ----------

Balance at March 31, 1997                     $138               $75           $22,190            $44,222        $66,625
                                            ======            ======           =======         ==========     ==========

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
================================================================================

                                                                               YEAR ENDED MARCH 31,
                                                                               --------------------
                                                                           1997        1996        1995
                                                                         --------    --------    --------
                                                                             (DOLLARS IN THOUSANDS)
                                                                            INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
     Net income                                                           $10,191     $ 7,614   $   9,084
                                                                          -------     -------   ---------
     Adjustments to reconcile net income to net cash provided
         by operating activities -
         Depreciation and amortization                                      8,099       6,762       5,492
         Net change in deferred income taxes                                  192        (266)        152
         Gain on disposal of property, plant and equipment                   (100)         (1)
         Decrease (increase) in trade receivables                             102        (174)       (100)
         Increase in inventories                                           (3,472)     (2,721)     (1,938)
         (Increase) decrease in other current assets                         (717)       (373)         10
         Increase in other noncurrent assets                                  (63)       (462)        (48)
         Increase in trade payables                                         1,858       1,810       1,284
         Increase in accrued expenses                                       3,541         270         918
         Decrease (increase) in federal and state income taxes payable       (278)         10        (177)
                                                                         --------    --------    --------
               Total adjustments                                            9,162       4,855       5,593
                                                                         --------    --------    --------
               Net cash provided by operating activities                   19,353      12,469      14,677
                                                                         --------    --------    --------

Cash flows from investing activities:
     Proceeds from the sale of short-term investments                                                 171
     Capital expenditures                                                 (27,562)    (25,581)    (20,299)
     Proceeds from the sale of property, plant and
       equipment                                                               97          68
     Payment for purchase of miscellaneous acquisitions                                (2,416)
                                                                         --------    --------    --------
               Net cash used for investing activities                     (27,465)    (27,929)    (20,128)
                                                                         --------    --------    --------

Cash flows from financing activities:
     Proceeds from the sale of common stock                                   547         104         270
     Proceeds from borrowings                                              58,227      38,520      11,260
     Principal payments on long-term debt and capital
       lease obligations                                                  (49,504)    (22,739)     (6,854)
                                                                         --------    --------    --------
               Net cash provided by financing activities                    9,270      15,885       4,676
                                                                         --------    --------    --------

Increase (decrease) in cash                                                 1,158         425        (775)
Cash at beginning of year                                                   5,280       4,855       5,630
                                                                         --------    --------    --------
Cash at end of year                                                      $  6,438    $  5,280    $  4,855
                                                                         ========    ========    ========





  The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

BACKGROUND

Monro Muffler Brake, Inc. and its wholly owned subsidiary, Monro Service Corporation (the "Company"), had 313 automotive repair centers operating primarily in the northeast region of the United States as of March 31, 1997. The Company experienced a change in control during 1984 which was accounted for as a purchase and required the recording of a new basis for assets and liabilities.

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

Substantially all merchandise inventories are valued under the last-in, first-out (LIFO) method. Under the first-in, first-out (FIFO) method, these inventories would have been $544,000, $647,000 and $556,000 higher at March 31, 1997, 1996 and 1995, respectively. The FIFO value of inventory approximates the current replacement cost.

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

Certain leases have been capitalized and are classified on the balance sheet as fixed assets. These assets are being amortized on a straight-line basis over their estimated lives, which coincide with the terms of the leases (Note 3).

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================



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

Advertising expense for the years ended March 31, 1997, 1996 and 1995 was not material to these financial statements.

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

EARNINGS PER SHARE

Earnings per share was computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the respective year. Common stock equivalents consist of shares of common stock
(i) issuable upon exercise of outstanding stock options and (ii) issuable upon conversion of the Class C convertible preferred stock (the "Class C preferred stock"). The weighted average number of shares for all periods presented in the accompanying financial statements has been adjusted for the five percent stock dividends paid in August 1996, August 1995 and in August 1994 (Note 8).

STOCK-BASED COMPENSATION

The Company measures stock-based compensation cost as the excess of the quoted market price of the Company's common stock at the grant date over the amount the employee must pay for the stock. The Company's policy is to generally grant stock options at fair market value at the date of grant.

STATEMENT OF CASH FLOWS

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments with a maturity of three months or less to be cash equivalents.

RECLASSIFICATIONS

Certain amounts in the Consolidated Balance Sheet and the Consolidated Statement of Cash Flows have been reclassified to improve reporting and maintain comparability among the periods presented.

NOTE 2 - ACQUISITIONS

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

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

The major classifications of property, plant and equipment are as follows:

                                             MARCH 31, 1997                                  MARCH 31, 1996
                               --------------------------------------------         ------------------------------------
                               OWNED             LEASED           TOTAL             OWNED         LEASED        TOTAL
                               -----             ------           -----             -----         ------        -----
                                                     (DOLLARS IN THOUSANDS)

Land                           $  21,398                         $   21,398          $15,864                     $15,864
Buildings and
   improvements                   67,751            $6,838           74,589           54,517        $6,391        60,908
Equipment, signage
   and fixtures                   43,773                82           43,855           37,831            82        37,913
Vehicles                           6,527               385            6,912            5,905           222         6,127
Construction-in-
   progress                        5,152                              5,152            5,436                       5,436
                                --------            ------         --------          -------        ------       -------
                                 144,601             7,305          151,906          119,553         6,695       126,248
     Less - Accumulated
       depreciation and
       amortization               38,358             3,865           42,223           32,444         3,525        35,969
                                --------            ------         --------          -------        ------       -------
                                $106,243            $3,440         $109,683          $87,109        $3,170       $90,279
                                ========            ======         ========          =======        ======       =======


Interest costs capitalized aggregated $568,000 in 1997 and $617,000 in 1996.

Amortization expense recorded under capital leases totaled $398,000, $360,000 and $326,000 for the years ended March 31, 1997, 1996 and 1995, respectively.

NOTE 4 - OTHER NONCURRENT ASSETS

Other noncurrent assets consist of the following:

                                                          MARCH 31,
                                                          ---------
                                                     1997          1996
                                                     ----          ----
                                                   (DOLLARS IN THOUSANDS)

Mortgage receivable                                  $  975
Deferred debt issuance costs                            460          $ 578
Non-compete agreements                                  544            555
Investment in limited partnership                       339            378
Goodwill                                              1,342          1,393
Other                                                   327            325
                                                     ------          -----
                                                     $3,987          $3,229
                                                     ======          ======


Accumulated amortization associated with noncurrent assets at March 31, 1997 and 1996 amounted to $1,562,000 and $1,211,000, respectively.

Goodwill is being amortized on a straight-line basis over periods ranging from 5 to 20 years.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE 5- LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                                     MARCH 31,
                                                                                                     ---------
                                                                                                1997            1996
                                                                                                ----            ----
                                                                                             (DOLLARS IN THOUSANDS)

    Revolving Credit Facility                                                                 $30,000          $19,790
    Line of Credit                                                                              1,800
    10.65% Senior Notes, due in installments through fiscal year 2000                           5,500            7,333
    Mortgage Notes Payable, LIBOR plus 1.0%, secured by store properties, due
       in installments through 2003 (a)                                                         9,578
    Mortgage Notes Payable, LIBOR plus 1.6%, secured by store
        properties, due in installments through 2001 (a)                                                         4,466
    Mortgage Notes Payable, LIBOR plus 1.35%, secured by store properties,
       due in installments through 2002 (a)                                                                      1,990
    Mortgage Notes Payable, LIBOR plus 1.25%, secured by store properties, due
       in installments through 2003 (a)                                                                          3,683
    Mortgage Note Payable, LIBOR plus .8%, secured by new warehouse and
       office building, due in installments through 2006 (a)                                    2,755            2,903
    Term loan financing, LIBOR plus .8%, secured by new warehouse and
       office building, due in installments through 2004 (a)                                      609              702
    Mortgage Note Payable, non-interest bearing, secured by new warehouse and office
       land, due in one installment in 2015                                                       660              660
    Other mortgages and notes, prime plus .75% to 10.5%, partially secured by store
       properties and equipment, due in installments through 2003 (a)                           1,777            1,932
    Obligations under capital leases, 6.0% to 16.8%, secured by store properties and
       certain equipment, due in installments through 2012                                      5,330            5,055
    8.5% Mortgage Note Payable, secured by warehouse and office
       building, due in installments through 1997                                                                  162

                                                                                         -------------    -------------
                                                                                               58,009           48,676
         Less - Unamortized debt discount (b)                                                      17               52
                                                                                         -------------    -------------
                                                                                               57,992           48,624
         Less - Current portion                                                                 3,128            3,165
                                                                                         -------------    -------------

                                                                                              $54,864          $45,459
                                                                                         =============    =============





(a) The prime rate at March 31, 1997 was 8.5%. The London Interbank Offered Rate (LIBOR) at March 31, 1997 was 5.69%.

(b) The debt discount is the result of valuing the debt at fair market value as of the 1984 purchase date.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


At March 31, 1997, the Company has a $3.5 million line of credit for the purpose of issuing stand-by-letters of credit on an unsecured basis. The line requires fees aggregating .875% annually of the face amount of each stand-by-letter of credit, payable quarterly in advance. A total of $3.3 million of letters of credit were outstanding under this line at March 31, 1997.

Through February 1996, the Company had a real estate line of credit of $25.0 million to be used for the placement of store mortgages. The real estate line of credit was terminated in fiscal 1996 at the Company's initiative and replaced by a new Revolving Credit Facility.

Prior to the termination of the real estate line of credit, the Company had utilized $13.2 million for permanent mortgages. Any mortgage may be converted from a floating rate to a fixed rate loan during the first five years of its seven-year term. Interest is payable monthly. Equal monthly installments of principal are required based on 20-year amortization periods. During fiscal 1997, the Company completed the modification of its LIBOR based mortgages, reducing the various interest rates to LIBOR plus 1.0%.

In February 1996, the Company finalized an unsecured Revolving Credit Agreement with two banks. Under the terms of the Agreement, the Company may borrow at the prime rate or at a LIBOR based rate which fluctuates quarterly dependent upon Company performance. The Company must pay a facility fee of .125% annually on the unused portion of the commitment. In March 1997, the Company received a commitment from the lenders to increase the amount available under the facility from $30 million to $50 million and extend the term to March 2000. Principal payments begin in April 2000 in equal monthly installments based on a five-year amortization period.

The Company has available an unsecured line of credit of $7.5 million under a short-term borrowing agreement at the lower of the prime rate or other rate options available at the time of borrowing. There are no commitment fees associated with this line of credit. Based upon the Company's ability and intent to refinance the amount outstanding under the line of credit with its expanded Revolving Credit facility, the $1.8 million balance has been classified as long-term debt at March 31, 1997.

During fiscal 1995, the Company purchased 12.7 acres of land for $.7 million from the City of Rochester, New York, on which its new office/warehouse facility is located. The City has provided financing for 100 percent of the cost of the land via a 20-year non-interest bearing mortgage, all due and payable in 2015.

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

The Company also has obtained a commitment for a $.5 million term loan to finance equipment for the new office/warehouse building. The obligation requires equal monthly principal payments to fully amortize the debt over a five-year term. Interest is payable monthly at LIBOR plus .8%, and the obligation may be converted from a floating rate to a fixed rate loan during the first three years. No amounts had been borrowed under this term loan as of March 31, 1997.

Certain of the Company's long-term debt agreements require, among other things, the maintenance of specified current ratios, interest and rent coverage ratios and amounts of tangible net worth, and also contain restrictions on dividend payments and capital expenditures. The Company is in compliance with these requirements at March 31, 1997. These agreements permit mortgages and specific financing lease arrangements with other parties with certain limitations.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


Aggregate debt maturities (excluding amortization of debt discount) over the next five years and thereafter are as follows:

                                                        CAPITAL LEASES
                                                        --------------
                                                    AGGREGATE         IMPUTED       ALL OTHER
                        YEAR ENDED MARCH 31,          AMOUNT         INTEREST          DEBT            TOTAL
                        --------------------          ------         --------          ----            -----
                                                               (DOLLARS IN THOUSANDS)
                                1998                    $1,202          $(855)          $2,798         $ 3,145
                                1999                     1,157           (803)           3,249           3,603
                                2000                     1,132           (747)           3,928           4,313
                                2001                     1,137           (680)           9,296           9,753
                                2002                     1,096           (598)           8,374           8,872
                                Thereafter               5,843          (2554)          25,034          28,323
                                                                                                       -------
                                          Total                                                        $58,009
                                                                                                       =======



NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments consisted of the following:

                                                     MARCH 31, 1997                    MARCH 31, 1996
                                                     --------------                    --------------
                                                    CARRYING     FAIR                CARRYING     FAIR
                                                     AMOUNT     VALUE                 AMOUNT     VALUE
                                                     ------     -----                 ------     -----
                                                                    (DOLLARS IN THOUSANDS)
Cash and cash equivalents                         $ 6,438       $ 6,438                $ 5,280   $ 5,280
Long-term debt, including current portion         $52,679       $52,298                $43,621   $43,768



The carrying amount of cash and cash equivalents approximates fair value because their maturity is generally less than one year in duration. Fair value of long-term debt was estimated using either quoted market prices for the same or similar issues, or the current rates offered to the Company for debt with similar maturities.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE 7 - INCOME TAXES

The components of the provision (benefit) for income taxes are as follows:

                                                  YEAR ENDED MARCH 31,
                                                  --------------------
                                          1997            1996            1995
                                          ----            ----            ----
                                                 (DOLLARS IN THOUSANDS)
Currently payable -
  Federal                                $ 5,418         $ 4,340         $ 4,760
  State                                    1,128             908           1,148
                                         -------         -------         -------
                                           6,546           5,248           5,908
Deferred -
  Federal                                    159            (219)             98
  State                                       33             (41)             18
                                         -------         -------         -------
                                             192            (260)            116
                                         -------         -------         -------
            Total                        $ 6,738         $ 4,988         $ 6,024
                                         =======         =======         =======

Deferred tax (liabilities) assets are comprised of the following:


                                                      YEAR ENDED MARCH 31,
                                                      --------------------
                                                    1997        1996      1995
                                                    ----        ----      ----
                                                      (DOLLARS IN THOUSANDS)

  Property and equipment basis differences        $(2,014)   $(1,352)   $(1,241)
  Prepaid expenses                                   (397)      (316)      (365)
  Tax shelter investment                             (287)      (263)      (240)
  Installment sale                                   (265)
  Other                                               (79)       (33)       (82)
                                                  -------    -------    -------

Gross deferred tax liabilities                     (3,042)    (1,964)    (1,928)
                                                  -------    -------    -------

  Capital leases                                      755        527        640
  Insurance accruals                                  798        605        524
  Inventory reserves                                   43         65         84
  Vacation accrual                                    174        166        152
  Warranty and other reserves                       1,034        551        388
  Other                                               268        272         96
                                                  -------    -------    -------

Gross deferred tax assets                           3,072      2,186      1,884
                                                  -------    -------    -------

Net deferred tax asset (liability)                $    30    $   222    $   (44)
                                                  =======    =======    =======


The Company believes that it is more likely than not that the net deferred tax asset will be realized through taxable earnings or alternative tax strategies.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

A reconciliation between the U. S. federal statutory tax rate and the effective tax rate reflected in the accompanying financial statements is as follows:


                                                         YEAR ENDED MARCH 31,
                                                         --------------------
                                          1997                 1996                   1995
                                          ----                 ----                   ----
                                    AMOUNT    PERCENT   AMOUNT       PERCENT    AMOUNT     PERCENT
                                    ------    -------   ------       -------    ------     -------
                                                       (DOLLARS IN THOUSANDS)
Federal income tax based on
   statutory tax rate applied
   to income before taxes          $5,883        34.8    $4,311        34.2    $5,188        34.3
State income tax, net of
   federal income tax benefit         758         4.5       570         4.5       766         5.1
Other                                  97          .5       107          .9        70          .5
                                   ======      ======    ======      ======    ======      ======
                                   $6,738        39.8    $4,988        39.6    $6,024        39.9
                                   ======      ======    ======      ======    ======      ======




NOTE 8 - CONVERTIBLE PREFERRED STOCK AND COMMON STOCK

A summary of the changes in the number of shares of Class C preferred stock and common stock is as follows:

                                               COMMON              CLASS C
                                               STOCK        CONVERTIBLE PREFERRED
                                               SHARES               STOCK
                                            ------------    ---------------------

Balance at March 31, 1995                    6,531,230              91,727
Stock options exercised                         57,116
Stock dividend                                 326,489
                                             ---------              ------
Balance at March 31, 1996                    6,914,835              91,727
Stock options exercised                        209,826
Stock dividend                                 345,665
                                             ---------              ------
Balance at March 31, 1997                    7,470,326              91,727
                                             =========              ======

On January 26, 1996, the Board of Directors declared a five percent stock dividend on the Company's common stock, paid August 5, 1996, to shareholders of record as of June 21, 1996. The Company also paid a five percent stock dividend on August 7, 1995, to shareholders of record as of June 23, 1995, and on August 1, 1994, to shareholders of record as of June 17, 1994. All share and per share information included in the accompanying financial statements and notes have been adjusted to give retroactive effect to these dividends.

Additionally, in accordance with antidilution provisions of the Class C convertible preferred stock, the conversion value of the preferred stock was restated to $.239 per share.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

Holders of at least 60% of the Class C preferred stock must approve any action authorized by the holders of common stock. In addition, there are certain restrictions on the transferability of shares of Class C preferred stock.

Under the 1984 and 1987 Incentive Stock Option Plans, 660,020 shares (as retroactively adjusted for the five percent stock dividends) of the common stock were reserved for issuance to officers and key employees. The 1989 Incentive Stock Option Plan authorized an additional 157,148 shares (as retroactively adjusted for the five percent stock dividends) for issuance.

In January 1994 and May 1995, the Board of Directors authorized an additional 233,840 and 99,750 shares, respectively (as retroactively adjusted for the stock dividends), for issuance under the 1989 Plan. These amounts were approved by shareholders in August 1994 and August 1995, respectively.

Generally, options vest with respect to 60% of the shares of common stock subject thereto three years after the date of grant. Options on 50% of the remaining shares vest on the fourth anniversary of the date of grant, and the balance vests on the fifth anniversary of the date of grant.

The outstanding options have a duration of ten years and are exercisable through November 2006.

A summary of changes in outstanding stock options (as retroactively adjusted for the five percent stock dividends) is as follows:

                                         WEIGHTED
                                         AVERAGE
                                         EXERCISE                                                                       AVAILABLE
                                          PRICE                          OUTSTANDING              EXERCISABLE           FOR GRANT
                                        ---------                        -----------              -----------           ---------

AT MARCH 31, 1994                         $3.74                            793,659                  633,785               214,771

Granted                                  $16.90                             22,050                                        (22,050)
Became exercisable                                                                                   48,922
Exercised                                  $.87                            (310,301)                (310,301)
Canceled                                 $13.82                               (231)                                           231
                                                                      ------------             ------------           -----------
AT MARCH 31, 1995                         $6.08                            505,177                  372,406               192,952

Authorized                                                                                                                 99,750
Granted                                  $14.49                            166,320                                       (166,320)
Became exercisable                                                                                   21,934
Exercised                                 $1.76                            (59,972)                 (59,972)
Canceled                                 $13.98                             (3,419)                  (1,621)                3,419
Rounding for stock dividend                                                      9                                              1
                                                                      ------------             ------------           -----------
AT MARCH 31, 1996                         $8.76                            608,115                  332,747               129,802

Granted                                  $15.43                            112,609                                       (112,609)
Became exercisable                                                                                   51,633
Exercised                                 $2.61                           (209,826)                (209,826)
Canceled                                 $14.90                            (21,021)                                        21,021
Rounding for stock dividend                                                                                                    (3)
                                                                      ------------             ------------           -----------
AT MARCH 31, 1997                        $12.67                            489,877                  174,554                38,211
                                                                      ============             ============           ===========

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

The following table summarizes information about fixed stock options outstanding at March 31, 1997:

                               OPTIONS OUTSTANDING       OPTIONS EXERCISABLE
                              ----------------------   -----------------------
                               WEIGHTED    WEIGHTED                   WEIGHTED
                                AVERAGE    AVERAGE                     AVERAGE
   RANGE OF          SHARES    REMAINING   EXERCISE       SHARES      EXERCISE
EXERCISE PRICES   UNDER OPTION    LIFE       PRICE     UNDER OPTION     PRICE
$ 1.00 - $10.00      87,957       2.55      $ 4.19        87,957       $ 4.19
$10.01 - $15.00     196,873       7.01      $13.06        77,566       $13.01
$15.01 - $19.75     205,047       8.73      $15.94         9,031       $16.09

In August 1994, subject to the approval of shareholders in August 1995, the Board of Directors authorized a non-employee directors' stock option plan. The plan initially reserves 60,637 shares of common stock (as retroactively adjusted for the five percent stock dividends), and provides for (i) the grant to each non-employee director as of August 1, 1994 of an option to purchase 2,756 shares of the Company's common stock (as retroactively adjusted for the five percent stock dividends) and (ii) the annual grant to each non-employee director of an option to purchase 2,756 shares (as retroactively adjusted for the five percent stock dividends) on the date of the annual meeting of shareholders beginning in 1995. The options expire ten years from the date of grant and have an exercise price equal to the fair market value of the Company's common stock on the date of grant. Options vest immediately upon issuance.

A summary of changes in these stock options is as follows:

                            OPTION PRICE                                                                             AVAILABLE
                              PER SHARE                  OUTSTANDING                 EXERCISABLE                     FOR GRANT
                              ---------                  -----------                 -----------                     ---------

AT MARCH 31, 1994                                               -0-                         -0-                            -0-

Authorized                                                                                                              60,637
Granted                              $15.59                  19,294                      19,294                        (19,294)
                                                           ---------                   ---------                   ------------
AT MARCH 31, 1995                    $15.59                  19,294                      19,294                         41,343

Granted                              $14.05                  19,294                      19,294                        (19,294)
                                                           ---------                   ---------                   ------------
AT MARCH 31, 1996           $14.05 - $15.59                  38,588                      38,588                         22,049

Granted                              $18.75                  19,294                      19,294                        (19,294)
                                                           ---------                   ---------
                                                                                                                   ------------
AT MARCH 31, 1997           $14.05 - $18.75                  57,882                      57,882                          2,755
                                                           =========                   =========                   ============


In May 1997, the Board of Directors authorized an additional 200,000 shares for issuance under the 1989 Employees' Incentive Stock Option Plan and 65,000 shares under the 1994 Non-Employee Directors' Stock Option Plan, subject to the approval of shareholders in August 1997.

Effective in fiscal 1997, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." As permitted under SFAS 123, the Company will continue to measure stock-based compensation cost as the excess of the quoted market price of the Company's common stock at the grant date over the amount the employee must pay for the stock.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


SFAS 123 requires disclosure of pro forma net income and pro forma net income per share as if the fair value-based method had been applied in measuring compensation cost for the stock-based awards granted in fiscal years 1997 and 1996. Management believes that 1997 and 1996 pro forma amounts are not representative of the effects of stock-based awards on future pro forma net income and pro forma earnings per share because those pro forma amounts exclude the pro forma compensation expense related to unvested stock options granted before fiscal 1996.

Reported and pro forma net income and earnings per share amounts are set forth below:

                                               YEAR ENDED MARCH 31,
                                               --------------------
                                              1997             1996
                                              ----             ----
                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income
  As reported                                $ 10,191           $7,614
  Pro forma                                     9,859            7,416

Earnings per share

  As reported                                $   1.25           $  .94
  Pro forma                                      1.21              .92

The weighted average fair value per option at the date of grant for options granted during fiscal 1997 and 1996 was $7.94 and $7.43, respectively. The fair values of the options granted were estimated on the date of their grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

                                               YEAR ENDED MARCH 31,
                                               --------------------
                                              1997             1996
                                              ----             ----

Risk free interest rate                         6.24%            6.52%
Expected life                                 9 years          9 years
Expected volatility                             26.0%            26.0%
Expected dividend yield                            0%               0%


Forfeitures are recognized as they occur.

NOTE 9 - OPERATING LEASES AND OTHER COMMITMENTS

The Company leases retail facilities and computer equipment under noncancellable lease agreements which expire at various dates through fiscal year 2013. In addition to stated minimum payments, certain real estate leases have provisions for contingent rentals when retail sales exceed specified levels. Generally, the leases provide for renewal for various periods at stipulated rates. Most of the facilities' leases require payment of property taxes, insurance and maintenance costs in addition to rental payments, and several provide an option to purchase the property at the end of the lease term.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


Future minimum payments required under noncancellable leases are as follows:


YEAR ENDED MARCH 31,                                     AMOUNT
--------------------                             ---------------------
                                                 (DOLLARS IN THOUSANDS)
       1998                                           $    7,194
       1999                                                7,308
       2000                                                7,266
       2001                                                6,810
       2002                                                5,851
       Thereafter                                         24,310
                                                      ----------

             Total                                    $   58,739
                                                      ==========


Rent expense under operating leases totaled $6,965,000, $5,500,000 and $4,681,000 in 1997, 1996 and 1995, respectively, including contingent rentals of $649,000, $511,000 and $587,000 in each respective year.

The Company has an employment agreement with its Chief Executive Officer. The agreement has a two-year base term and continues year to year until terminated by the Executive or the Company. The agreement includes a covenant against competition with the Company for two years after termination, and provides the Executive two years' salary and certain additional rights in the event of a termination without cause (as defined), or a termination in the event of a change in control (as defined).

NOTE 10 - EMPLOYEE  RETIREMENT AND PROFIT SHARING PLANS

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

The plan's funded status was as follows:

                                                                                                MARCH 31,
                                                                                               ----------
                                                                                          1997           1996
                                                                                          ----           ----
                                                                                         (DOLLARS IN THOUSANDS)
Actuarial present value of benefit obligation:
   Vested benefit obligation                                                           $(3,382)          $(3,177)
                                                                                       ========          ========


   Accumulated benefit obligation                                                      $(3,590)          $(3,322)
                                                                                       ========          ========


Projected benefit obligation                                                           $(4,325)          $(4,103)
Plan assets at fair value                                                                3,566             3,370
                                                                                      --------           -------

Projected benefit obligation in excess of plan assets                                     (759)             (733)
Unrecognized net loss                                                                      622               766
Unrecognized prior service cost                                                             24                27
Unrecognized net transition asset                                                         (146)             (175)
                                                                                      --------           -------


Pension liability at March 31                                                         $   (259)          $  (115)
                                                                                      =========          =======

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


Pension cost included the following components:

                                                                                       YEAR ENDED MARCH 31,
                                                                                       --------------------
                                                                                   1997        1996        1995
                                                                                   ----        ----        ----
                                                                                      (DOLLARS IN THOUSANDS)

Service cost - benefits earned during the period                                 $   259      $   230     $   215
Interest cost on projected benefit obligation                                         293         277         248
Return on plan assets                                                                (271)       (227)       (159)
Amortization of net transition asset                                                    4          14         (13)
                                                                                 --------     -------     -------


Net pension cost                                                                  $  285      $   294     $   291
                                                                                 =======      =======     =======



The projected benefit obligation at March 31, 1997 and 1996 assumed discount rates of 7.5%. Increase in future compensation levels was assumed to be 5% in 1997 and 1996. The assumed long-term rate of return on plan assets at March 31, 1997 and 1996 was 8%.

The unrecognized transition asset is being amortized over fifteen years beginning April 1, 1988. The unrecognized prior service cost is being amortized over fifteen years beginning April 1, 1990.

The Company also has a profit sharing plan which covers full-time employees who meet the age and service requirements of the plan. The annual contribution to the plan is at the discretion of the Compensation and Benefits Committee of the Board of Directors and, before annual forfeitures which reduce the annual contribution, totaled $500,000 and $475,000 for the years ended March 31, 1997 and 1995, respectively. No contribution was made for the year ended March 31, 1996.

The Company's management bonus plan provides for the payment of annual cash bonus awards to participating employees, as selected by the Board of Directors, based primarily on the Company's attaining pre-tax income targets established by the Board of Directors. Charges to expense applicable to the management bonus plan totaled $779,000, $104,000 and $764,000 for the years ended March 31, 1997, 1996 and 1995 respectively. Because the Company did not attain a minimum required percentage of targeted profit performance in fiscal 1996, 1996 expense does not include any bonus amounts for executive officers.

NOTE 11 - RELATED PARTY TRANSACTIONS

Certain (a) principal shareholders/directors of the Company, (b) partnerships in which such persons have interests or (c) trusts of which members of their families are beneficiaries are lessors of certain facilities to the Company. Payments under such operating and capital leases amounted to $1,828,000, $1,688,000 and $1,812,000 for the years ended March 31, 1997, 1996 and 1995, respectively. Amounts payable under these lease agreements totaled $88,000 and $79,000, respectively, at March 31, 1997 and 1996.

No related party leases, other than renewals or modifications of leases on existing stores, have been entered into since May 1989 and no new leases are contemplated.

Effective July 1991, the Company entered into a management agreement with an investment banking firm associated with a principal shareholder/director of the Company to provide financial advice. The agreement provides for an annual fee of $160,000, plus reimbursement of out-of-pocket expenses. During fiscal 1997, 1996 and 1995, the Company incurred fees of $160,000 annually under this agreement. In addition, this investment banking firm, from time to time, provides additional investment banking services to the Company for customary fees.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE 12 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following transactions represent noncash investing and financing activities during the periods indicated:

YEAR ENDED MARCH 31, 1997

In connection with the declaration of a five percent stock dividend (Note 8), the Company increased common stock and additional paid-in capital by $4,000 and $4,584,000, respectively, and decreased retained earnings by $4,588,000.

Capital lease obligations of $722,000 were incurred under various lease agreements.

In connection with the sale of its former headquarters building, the Company reduced fixed assets and increased other assets (mortgage receivable) by $989,000.

In connection with the termination of a capital lease, the Company reduced debt and fixed assets by $112,000.

YEAR ENDED MARCH 31, 1996

In connection with the declaration of a five percent stock dividend (Note 8), the Company increased common stock and additional paid-in capital by $4,000 and $5,998,000, respectively, and decreased retained earnings by $6,002,000.

Capital lease obligations of $772,000 were incurred under various lease agreements.

In connection with the acquisition of several automotive repair stores, liabilities were assumed as follows:

                                                          (DOLLARS IN
                                                           THOUSANDS)

     Fair value of assets acquired                             $2,835
     Cash paid                                                  2,416

                                                           -----------
          Liabilities assumed                                  $  419
                                                           ===========

YEAR ENDED MARCH 31, 1995

In connection with the declaration of a five percent stock dividend (Note 8), the Company increased common stock and additional paid-in capital by $3,000 and $5,310,000, respectively, and decreased retained earnings by $5,313,000.

A capital lease obligation of $35,000 was incurred under a lease agreement.

                                                   YEAR ENDED MARCH 31,
                                                   --------------------
                                              1997         1996         1995
                                              ----         ----         ----
                                                  (DOLLARS IN THOUSANDS)
Cash paid during the year:
   Interest, net                              $3,867        $3,205      $2,447
   Income taxes, net                          $6,823        $5,244      $6,049

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE 13 - SUBSEQUENT EVENT

On May 14, 1997, the Board of Directors declared a five percent stock dividend, payable August 4, 1997, to common stockholders of record as of June 20, 1997. Shares of common or preferred stock included in the accompanying financial statements and notes have not been adjusted to reflect this dividend.
                          ---

NOTE 14 - NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share", was issued in February 1997. This Statement establishes standards for computing and presenting earnings per share ("EPS"), and simplifies the standards previously found in APB Opinion No. 15 ("APB 15"). It replaces the presentation of primary EPS with a presentation of basic EPS, and also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. The Company plans to adopt the Statement in fiscal 1998.

The Company expects that basic EPS as calculated under SFAS 128 will not vary materially from primary EPS as calculated under APB 15 because of minimal option activity, nor vary materially from diluted EPS.

SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth income statement data by quarter for the fiscal years ended March 31, 1997 and 1996.

                                                           QUARTER ENDED
                                                           -------------
                                          JUNE 30,      SEPT.30,      DEC.31,    MARCH 31,
                                            1996          1996         1996        1997
                                            ----          ----         ----        ----
                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Sales.....................................$37,745       $37,799       $33,560     $32,065
Cost of sales including distribution
  and occupancy costs..................... 20,666        20,291        19,867      17,968
                                          -------       -------       -------     -------
Gross profit.............................. 17,079        17,508        13,693      14,097
Operating, selling, general
  and administrative expenses............. 10,645        10,386         9,978      10,740
                                          -------       -------       -------     -------
Operating income..........................  6,434         7,122         3,715       3,357
Interest expense - net....................    814           851           837         722
Other expense.............................     16            55           205         199
                                          -------       -------       -------     -------
Income before provision for income taxes..  5,604         6,216         2,673       2,436
Provision for income taxes................  2,225         2,474         1,064         975
                                          -------       -------       -------     -------
Net income................................$ 3,379       $ 3,742       $ 1,609     $ 1,461
                                          =======       =======       =======     =======
Earnings per share (b)....................$   .42       $   .46       $   .20     $   .18
                                          =======       =======       =======     =======
Weighted number of Common Stock
  shares and equivalents (a) (b)..........  8,133         8,210         8,158       8,182
                                          =======       =======       =======     =======

                                             1995         1995         1995        1996
                                             ----         ----         ----        ----
                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Sales.....................................$28,945       $31,217       $28,190    $28,752
Cost of sales including distribution
  and occupancy costs..................... 15,865        17,004        16,995     16,372
                                          -------       -------       -------    -------
Gross profit.............................. 13,080        14,213        11,195     12,380
Operating, selling, general
  and administrative expenses.............  8,863         8,528         8,709      9,199
                                          -------       -------       -------    -------
Operating income..........................  4,217         5,685         2,486      3,181
Interest expense - net....................    666           573           544        854
Other expense.............................    129             5             3        193
                                          -------       -------       -------    -------
Income before provision for income taxes..  3,422         5,107         1,939      2,134
Provision for income taxes................  1,347         2,043           745        853
                                          -------       -------       -------    -------
Net income................................$ 2,075       $ 3,064       $ 1,194    $ 1,281
                                          =======       =======       =======    =======
Earnings per share (b)....................$   .26       $   .38       $   .15    $   .16
                                          =======       =======       =======    =======
Weighted number of Common Stock
  shares and equivalents (a) (b)..........  8,090         8,074         8,072      8,073
                                          =======       =======       =======    =======

 (a) Earnings per share for each period was computed by dividing net income by the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during the respective quarters.

(b) All share and per share information has been adjusted to give retroactive effect to the five percent stock dividends paid in August 1996, August 1995 and in August 1994.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

  None.

                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
--------  -----------------------------------------------

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

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

  Information concerning executive compensation is incorporated herein by reference to the section captioned "Executive Compensation" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
--------  -----------------------------------------------
AND MANAGEMENT
--------------

  Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to the sections captioned "Principal Shareholders" and "Election of Directors" in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

  Information concerning certain relationships and related transactions is incorporated herein by reference to the sections captioned "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Proxy Statement.

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------  ----------------------------------------------------------------

          FINANCIAL STATEMENTS
          --------------------

          Reference is made to Item 8 of Part II hereof.


          FINANCIAL STATEMENT SCHEDULES
          -----------------------------

          Schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the Financial Statements or the notes thereto.


          EXHIBITS
          --------

          Reference is made to the Index to Exhibits accompanying this Form 10-K as filed with the Securities and Exchange Commission. The Company will furnish to any shareholder, upon written request, any exhibit listed in such Index to Exhibits upon payment by such shareholder of the Company's reasonable expenses in furnishing any such exhibit.


          REPORTS ON FORM 8-K
          -------------------

          No reports on Form 8-K were filed during the last quarter of fiscal 1997.

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

                            MONRO MUFFLER BRAKE, INC.
                            (Registrant)

                            By   /S/ LAWRENCE C. DAY
                              -------------------------------------------
                               Lawrence C. Day
                               President and Chief Executive Officer

Date: June 27, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of June 27, 1997.

SIGNATURE                               TITLE

/S/ CATHERINE D'AMICO       Senior Vice President-Finance, Chief
-----------------------     Financial Officer and Treasurer
Catherine D'Amico           (Principal Financial and Accounting
                            Officer)

Burton S. August*           Director

Charles J. August*          Director

Robert W. August*           Director

Frederick M. Danziger*      Director

Jack M. Gallagher*          Director

Donald Glickman*            Director

Peter J. Solomon*           Director

Lionel B. Spiro*            Director

W. Gary Wood*               Director

                        *By   /S/ LAWRENCE C. DAY
                           -----------------------------------------
                           Lawrence C. Day
                           Chief Executive Officer,
                           Director and as Attorney-in-Fact

                      INDEX TO EXHIBITS

he following is a list of all exhibits filed herewith or incorporated ce herein:

EXHIBIT NO.  PAGE  DOCUMENT
-----------  ----  --------

3.01* Restated Certificate of Incorporation of the Company, dated July 23, 1991, with Certificate of Amendment, dated November 1, 1991. (1992 Form 10-K, Exhibit No. 3.01)

3.02*              Restated By-Laws of the Company, dated July 23, 1991.
                   (Amendment No. 1, Exhibit No. 3.04)

4.01* Revolving Credit Agreement, dated February 7, 1996, among Monro Muffler Brake, Inc., as borrower, and The Chase Manhattan Bank, N.A. and Fleet Bank as lenders, and The Chase Manhattan Bank, N.A. as agent. (1996 Form 10-K, Exhibit No. 4.01)

4.02* Senior Note Agreement, dated March 1, 1989, between the Company and Massachusetts Mutual Life Insurance Company. (Form S-1, Exhibit No. 4.02)

4.02a* Amendment No. 1, dated June 17, 1991, to Senior Note Agreement, between the Company and Massachusetts Mutual Life Insurance Company. (Amendment No. 1, Exhibit No. 4.02a)

4.03* 10.65% Senior Notes Due April 1, 1999, dated March 22, 1989, issued by the Company to Massachusetts Mutual Life Insurance Company. (Form S-1, Exhibit No. 4.03)

4.04* Form of 10% Subordinated Promissory Note, dated July 12, 1984, issued by the Company to Charles J. August, Robert W. August, John W. August, Burton Stuart August and Waldemar Bachman. No amounts were outstanding as of March 31, 1995. (Form S-1, Exhibit No. 4.07)

4.05* Unsecured Line of Credit, Commitment Letter, dated October 5, 1995, between the Company and The Chase Manhattan Bank, N.A. (September 1995 Form 10-Q, Exhibit No. 4.01)

4.06*              Offering Line of Credit for Standby Letters of
                   Credit, Commitment Letter, dated October 5, 1995, between the Company and The Chase Manhattan Bank, N.A. (September 1995 Form 10-Q, Exhibit No. 4.02)

4.07* Real Estate Line of Credit, Commitment Letter, dated January 13, 1995, between the Company and The Chase Manhattan Bank, N.A. (December 1994 Form 10-Q, Exhibit No. 4.01)

4.08* Commitment Letter for new headquarters facility, dated January 13, 1995, between the Company and The Chase Manhattan Bank, N.A. (December 1994 Form 10-Q, Exhibit No. 4.04)

EXHIBIT NO.  PAGE     DOCUMENT
-----------  ----     --------

10.01* 1984 Employees' Incentive Stock Option Plan, as amended through December 23, 1992. (Form S-8, Exhibit No. 4-1)**

10.02* 1987 Employees' Incentive Stock Option Plan, as amended through December 23, 1992. (Form S-8, Exhibit No. 4-2)**

10.03* 1989 Employees' Incentive Stock Option Plan, as amended through December 23, 1992. (Form S-8, Exhibit No. 4-3)**

10.03a* Amendment, dated as of January 25, 1994, to 1989 Employees' Incentive Stock Option Plan. (1994 Form 10-K, Exhibit No. 10.03a)**

10.03b* Amendment, dated as of May 17, 1995 to the 1989 Employees' Incentive Stock Option Plan (1995 Form 10-K, Exhibit No. 10.03)**

10.03c        58    Amendment, dated as of May 14, 1997 to the 1989 Employees'
                    Incentive Stock Option Plan (1997 Form 10-K, Exhibit
                    No. 10.03c)**

10.04* Retirement Plan of the Company, as amended and restated effective as of April 1, 1989. (September 1993 Form 10-Q, Exhibit No. 10)**

10.05* Profit Sharing Plan, amended and restated as of April 1, 1993. (1995 Form 10-K, Exhibit No. 10.05)**

10.06* Mortgage and Security Agreement, dated September 1, 1987, between the Company and The Chase Lincoln First Bank, N.A., with Mortgage Note, dated September 21, 1987, and Conditional Assignment of Leases and Rents, dated September 1, 1987, with respect to Shop No. 87. (Form S-1, Exhibit No. 10.07)

10.07* Bond and Mortgage, dated April 9, 1986, among the Company, Gerald Levin and Eleanor B. Levin, and Frank A. Cancelino and Jemma A. Cancelino, with respect to Shop No. 75. (Form S-1, Exhibit No. 10.08)

10.08* Mortgage, dated July 31, 1987, between the Company and Central Trust Company, with Mortgage Note, dated July 31, 1987, with respect to Shop No. 82. (Form S-1, Exhibit No. 10.09)

10.08a* Amendment, dated June 17, 1991, to Mortgage with respect to Shop No. 82, between the Company and Central Trust Company. (Amendment No. 1, Exhibit No. 10.09a)

10.09* Mortgage and Security Agreement, dated September 21, 1987 between the Company and Chase Lincoln First Bank, N.A., with Mortgage Note, dated September 21, 1987, and Conditional Assignment of Leases and Rents, dated September 1, 1987, with respect to Shop No. 78. (Form S-1, Exhibit No. 10.10)

10.10* Mortgage and Security Agreement, dated September 1, 1987, between the Company and Chase Lincoln First Bank, N.A., with Mortgage Note, dated September 1, 1987, and Conditional Assignment of Leases and Rents, dated September 1, 1987, with respect to Shop No. 86. (Form S-1, Exhibit No. 10.11)

EXHIBIT NO. PAGE  DOCUMENT
----------- ----  --------

10.11* Mortgage and Security Agreement, dated December 1, 1987, between the Company and Chase Lincoln First Bank, N.A., with Mortgage Note, dated December 28, 1987, and Conditional Assignment of Leases and Rents, dated December 1, 1987, with respect to Shop No. 90. (Form S-1, Exhibit No. 10.12)

10.12* Mortgage and Security Agreement, dated August 1, 1988, between the Company and Chase Lincoln First Bank, N.A., with Mortgage Note, dated August 9, 1988, and Conditional Assignment of Leases and Rents, dated August 1, 1988, with respect to Shop No. 120. (Form S-1, Exhibit No. 10.13)

10.13* Mortgage and Security Agreement, dated August 1, 1988, between the Company and Chase Lincoln First Bank, N.A., with Mortgage Note, dated August 9, 1988, and Conditional Assignment of Leases and Rents, dated August 1, 1988, with respect to Shop No. 124. (Form S-1, Exhibit No. 10.14)

10.14* Mortgage and Security Agreement, dated August 1, 1988, between the Company and Chase Lincoln First Bank, N.A., with Mortgage Note, dated August 9, 1988, and Conditional Assignment of Leases and Rents, dated August 1, 1988, with respect to Shop No. 125. (Form S-1, Exhibit No. 10.15)

10.15* Mortgage, dated January 1, 1983, among the Company, Lincoln First Bank, N.A., Mary C. Vasile, David A. Vasile, Marie J. Vasile, Vincenza Vasile, Anthony G. Cashette, Joseph A. Fischette and Lillian Lobene, with Mortgage Note, dated January 1, 1983, and Assignment of Mortgage, dated December 3, 1984, by Lillian Lobene to Leo and Matilda Iaia, with respect to the Company's former headquarters offices and warehouse facilities. No amounts were outstanding as of March 31, 1997. (Form S-1, Exhibit No. 10.16)

10.15a* Modification and Extension Agreement, dated January 28, 1993, among the Company, The Chase Manhattan Bank, N.A. (formerly Lincoln First Bank, N.A.), Mary C. Vasile, David
                    A. Vasile, Robert Oppenheimer, Vincenza Vasile, Anthony G. Cashette, Joseph A. Fischette and Leo and Matilda Iaia, with respect to the Company's former headquarters offices and warehouse facilities. No amounts were outstanding as of March 31, 1997. (1993 Form 10-K, Exhibit No. 10.15a)

10.16* Modification and Extension Agreement, dated August 12, 1991, between AA & L Associates, L.P. and the Company, with respect to Shop No. 1. (1992 Form 10-K, Exhibit No. 10.18)

10.17* Sublease, dated June 1, 1980, among August, August and Lane Co-venture and the Company, with Amendment of Lease, dated July 11, 1984, and assigned by August, August and Lane Co-venture to AA & L Associates, L.P., effective January 2, 1996 with respect to Shop No. 3. (Form S-1, Exhibit No. 10.19)

EXHIBIT NO. PAGE     DOCUMENT
----------  ----     --------

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

10.25*              Lease, dated as of September 25, 1991, among Charles J.
                    August, Burton S. August and Sheldon A. Lane and the Company, with respect to Shop No. 17. (1992 Form 10-K, Exhibit No. 10.27)

EXHIBIT NO. PAGE     DOCUMENT
----------  ----     --------

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

EXHIBIT NO. PAGE     DOCUMENT
----------  ----     --------

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

EXHIBIT NO. PAGE     DOCUMENT
----------  ----     --------

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

EXHIBIT NO. PAGE     DOCUMENT
----------  ----     --------

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

10.58* Form of Mortgage and Security Agreement, between the Company and The Chase Manhattan Bank, N.A., with Form of Mortgage Note and Form of Conditional Assignment of Leases and Rents, in connection with each of fifteen mortgages on Shop Nos. 137, 140, 143, 146, 162, 164, 168, 169, 172, 177, 179, 184,
                    185, 186 and 191 entered into since the filing of the 1992 Form 10-K. (1993 Form 10-K, Exhibit No. 10.57)

10.59* Form of Mortgage and Security Agreement, between the Company and The Chase Manhattan Bank, N.A., with Form of Mortgage Note and Form of Conditional Assignment of Leases and Rents, in connection with each of five mortgages on Shop Nos. 160, 183, 190, 192 and 193 entered into since the filing of the 1993 Form 10-K. (1994 Form 10-K, Exhibit No. 10.59)

10.60* Mortgage Agreement, dated September 28, 1994, between the Company and the the City of Rochester, New York. (1995 Form 10-K, Exhibit No. 10.60)

10.61* Lease Agreement, dated October 11, 1994, between the Company and the City of Rochester, New York. (1995 Form 10-K,
                    Exhibit 10.61)

EXHIBIT NO. PAGE     DOCUMENT
----------  ----     --------

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

10.67        59     Employment Agreement dated February 26, 1997, between the
                    Company and Lawrence C. Day. (1997 Form 10-K, Exhibit No.
                    10.67)**

10.68* Mortgage Modification Agreement, dated October 11, 1996 between the Company and Chase Manhattan Bank, N.A., in connection with each of 33 mortgages for Store Nos. 78, 86, 87, 90, 137, 140, 143, 146, 160, 162, 164, 168, 169, 172,
                    177, 179, 183, 184, 185, 186, 190, 191, 192, 193, 205, 207,
                    210, 213, 216, 226, 229, 230 and 236. (September 1996
                    Form 10-Q, Exhibit No. 10)

10.69* Purchase Agreement between Walker Manufacturing Company, a division of Tenneco Automotive and Monro Muffler Brake, Inc. dated as of November 5, 1996. (December 1996 Form 10-Q, Exhibit 10.1)

11.01         71    Computation of Per Share Earnings.

21.01         72    Subsidiaries of the Company.

23.01         73    Consent of Price Waterhouse.

24.01         74    Powers of Attorney.

* An asterisk "*" following an exhibit number indicates that the exhibit is incorporated herein by reference to an exhibit to one of the following documents: (1) the Company's Registration Statement on Form S-1 (Registration No. 33-41290), filed with the Securities and Exchange Commission on June 19, 1991 ("Form S-1"); (2) Amendment No. 1 thereto, filed July 22, 1991 ("Amendment No. 1"); (3) the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992 ("1992 Form 10-K"); the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on December 24, 1992 ("Form S-8"); (5) the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993 ("1993 Form 10-K"); (6) the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1993 ("September 1993 Form 10-Q"); (7) the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1994 ("December 1994 Form 10-Q");
                    (8) the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994 ("1994 Form 10-K"); (9) the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995 ("1995 Form 10-K"); (10) the
                    Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995 ("September 1995 Form 10-Q"); (11) the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 ("September 1996 Form 10-Q"); (12) the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1996 ("the December 1996 Form 10-Q") or (13) the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996 ("1996 Form 10-K"). The appropriate document and exhibit number are indicated in parentheses.

** Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) hereof.