Form 10-Q
period 1997-06-30
MONRO MUFFLER BRAKE INC
filed 1997-08-14
CIK 876427

                                    FORM 10-Q                  (Conformed Copy)

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997.

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the transition period from            to
                                          -----------   -----------

                           Commission File No. 0-19357
                                              ----------

                            MONRO MUFFLER BRAKE, INC.
-------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

            New York                                          16-0838627
-------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                            Identification #)

200 Holleder Parkway, Rochester, New York                         14615
-------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zipcode)

Registrant's telephone number, including area code          716-647-6400
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

                               Yes X     No
                                  -----    ----
As of August 7, 1997, 7,866,901 shares of the Registrant's Common Stock, par value $ .01 per share, were outstanding after giving retroactive effect to the five percent stock dividend, payable August 4, 1997, to stockholders of record as of June 20, 1997.

                            MONRO MUFFLER BRAKE, INC.

                                      INDEX
                                      -----

Part I.    Financial Information                                        Page No.

          Consolidated Balance Sheet at
            June 30, 1997 and March 31, 1997                                3

          Consolidated Statement of Income for the quarter
            ended June 30, 1997 and 1996                                    4

          Consolidated Statement of Changes in Common
            Stockholders' Equity for the quarter ended June 30, 1997        5

          Consolidated Statement of Cash Flows for the
            quarter ended June 30, 1997 and 1996                            6

          Notes to Consolidated Financial Statements                        7

          Management's Discussion and Analysis of
            Financial Condition and Results of Operations                   9

Part II.   Other Information

          Item 6.  Exhibits and Reports on Form 8-K                        12

Signatures                                                                 13

Exhibit Index                                                              14

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

                                                            JUNE 30,        MARCH 31,
                                                             1997              1997
                                                             ----              ----
                                                             (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
    Cash and equivalents, including interest-bearing
      accounts of $8,022 at June 30, 1997 and $6,438
      at March 31, 1997                                       $   8,022     $   6,438
    Trade receivables                                             1,069         1,128
    Inventories, at LIFO cost                                    21,533        20,010
    Federal and state income taxes receivable                         0           296
    Deferred income tax asset                                     1,790         1,790
    Other current assets                                          2,499         2,935
                                                              ---------     ---------
                Total current assets                             34,913        32,597
                                                              ---------     ---------

Property, plant and equipment                                   157,827       151,906
    Less - Accumulated depreciation and amortization            (44,377)      (42,223)
                                                              ---------     ---------
                Net property, plant and equipment               113,450       109,683
Other noncurrent assets                                           3,876         3,987
                                                              =========     =========
                Total assets                                  $ 152,239     $ 146,267
                                                              =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                         $   3,128     $   3,128
    Trade payables                                               11,589         8,728
    Federal and state income taxes payable                        1,772             0
    Accrued expenses and other current liabilities
       Accrued interest                                             285           270
       Accrued payroll, payroll taxes and other
         payroll benefits                                         4,053         4,260
       Accrued insurance                                          2,155         2,110
       Other current liabilities                                  3,394         4,522
                                                              ---------     ---------
                Total current liabilities                        26,376        23,018
Long-term debt                                                   54,010        54,864
Deferred income tax liability                                     1,760         1,760
                                                              ---------     ---------
                Total liabilities                                82,146        79,642
                                                              ---------     ---------

Commitments
Shareholders' equity:
    Class C Convertible Preferred Stock, $1.50 par
       value, $.227 and $.239 conversion value at
       June 30, 1997 and March 31, 1997, respectively;
       150,000 shares authorized; 91,727 shares issued
       and outstanding                                              138           138
    Common Stock, $.01 par value, 15,000,000 shares
       authorized; 7,866,901 shares and 7,470,326 shares
       issued and outstanding at June 30, 1997 and
       March 31, 1997, respectively                                  79            75
    Additional paid-in capital                                   29,256        22,190
    Retained earnings                                            40,620        44,222
                                                              ---------     ---------
                Total shareholders' equity                       70,093        66,625
                                                              ---------     ---------
                Total liabilities and shareholders' equity    $ 152,239     $ 146,267
                                                              =========     =========


These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K (File No. 0-19357), filed by the Company with the Securities and Exchange Commission on June 27, 1997.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

                                                             QUARTER ENDED JUNE 30,
                                                                 1997         1996
                                                                 ----         ----
                                                        (DOLLARS IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)

Sales                                                          $40,773    $37,745
Cost of sales, including distribution
  and occupancy costs (a)                                       22,631     20,666
                                                               -------    -------

Gross profit                                                    18,142     17,079
Operating, selling, general and administrative expenses         11,492     10,645
                                                               -------    -------
Operating income                                                 6,650      6,434
Interest expense, net of interest income for
     the quarter of $22 in 1997 and $1 in 1996 (a)                 868        814
Other expense, net                                                  85         16
                                                               -------    -------

Income before provision for income taxes                         5,697      5,604
Provision for income taxes                                       2,280      2,225
                                                               -------    -------

Net income                                                     $ 3,417    $ 3,379
                                                               =======    =======

Earnings per share                                             $   .40    $   .40
                                                               =======    =======

Weighted average number of shares of common stock and common stock equivalents used in computing earnings

    per share                                                    8,605      8,540
                                                               =======    =======


(a) Amounts paid under operating and capital leases with affilliated parties totalled $483 and $496 for the quarters ended June 30, 1997 and 1996, respectively.


These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K (File No. 0-19357), filed by the Company with the Securities and Exchange Commission on June 27, 1997.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
(UNAUDITED)

                                      COMMON STOCK         ADDITIONAL
                                     -----------------      PAID-IN    RETAINED
                                     SHARES     AMOUNT      CAPITAL    EARNINGS
                                     ------     ------      -------    --------
                                              (Amounts in thousands)

Balance at March 31, 1997             7,470          75    $ 22,190    $ 44,222
Net income                                                                3,417
Exercise of stock options                23                      52
5% stock dividend                       374           4        7014      (7,019)
                                   --------    --------    --------    --------
Balance at June 30, 1997               7867          79    $ 29,256    $ 40,620
                                   ========    ========    ========    ========

















These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K (File No. 0-19357), filed by the Company with the Securities and Exchange Commission on June 27, 1997.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                                           QUARTER ENDED
                                                                              JUNE 30,
                                                                              --------
                                                                       1997              1996
                                                                       ----              ----
                                                                       (DOLLARS IN THOUSANDS)
                                                                     INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
     Net income                                                      $  3,417     $  3,379
                                                                     --------     --------
     Adjustments to reconcile net income to net cash provided
         by operating activities -
         Depreciation and amortization                                  2,234        1,957
         Loss (gain) on disposal of property, plant and equipment          14          (40)
         Decrease in trade receivables                                     59          121
         Increase in inventories                                       (1,523)      (2,317)
         Decrease in other current assets                                 436          246
         Decrease (increase) in other noncurrent assets                    40          (15)
         Increase in trade payables                                     2,861        1,065
         (Decrease) increase in accrued expenses                       (1,276)         444
         Increase in federal and state income taxes payable             2,068        1,939
                                                                     --------     --------
                Total adjustments                                       4,913        3,400
                                                                     --------     --------
               Net cash provided by operating activities                8,330        6,779
                                                                     --------     --------

Cash flows from investing activities:
     Capital expenditures                                              (5,938)      (4,737)
     Proceeds from the disposal of property, plant and equipment            3            2
                                                                     --------     --------
               Net cash used for investing activities                  (5,935)      (4,735)
                                                                     --------     --------

Cash flows from financing activities:
     Proceeds from the sale of common stock                                52          384
     Proceeds from borrowings                                          15,410       11,380
     Principal payments on long-term debt and capital
       lease obligations                                              (16,273)     (14,421)
                                                                     --------     --------
               Net cash used for financing activities                    (811)      (2,657)
                                                                     --------     --------

Increase (decrease) in cash                                             1,584         (613)
Cash at beginning of year                                               6,438        5,280
                                                                     --------     --------
Cash at June 30                                                      $  8,022     $  4,667
                                                                     ========     ========

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K (File No. 0-19357), filed by the Company with the Securities and Exchange Commission on June 27, 1997.

                            MONRO MUFFLER BRAKE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Stock Dividend
-----------------------

         On May 14, 1997, the Board of Directors declared a five percent stock dividend, payable August 4, 1997, to stockholders of record as of June 20, 1997. The consolidated financial statements, including all share information therein, have been restated to reflect this dividend.

         Additionally, in accordance with antidilution provisions of the Class C Convertible Preferred Stock, the conversion value of the preferred stock was restated from $.239 per share to $.227 per share.

         Shares reserved for issuance to officers and key employees under outstanding options and under the 1984, 1987 and 1989 Incentive Stock Option Plans have also been retroactively adjusted for the five percent stock dividend.

Note 2:  New Accounting Standards
---------------------------------

         The Company will adopt the provisions of Financial Accounting Standards ("FAS") No. 128, "Earnings Per Share" effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted. FAS 128 requires dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS calculation. Basic EPS excludes the effect of common stock equivalents and is computed by dividing income available to common shareowners by the weighted average common shares outstanding for the period. Diluted EPS reflects the potential dilution that could result if securities or other instruments to issue common stock were exercised or converted into common stock.

Proforma earnings per share computed in accordance with FAS 128 is presented below:

                                          Three months ended
                                               June 30,
                                         1997            1996
                                         ----            ----
Basic earnings per share               $   0.44         $   0.44
Diluted earnings per share             $   0.40         $   0.40



Note 3 - Inventories
--------------------

         The Company's inventories consist of automotive parts and tires.

         Substantially all merchandise inventories are valued under the last-in, first-out (LIFO) method. Under the first-in, first-out (FIFO) method, these inventories would have been $628,000 and $544,000 higher at June 30, 1997 and March 31, 1997, respectively. The FIFO value of inventory approximates the current replacement cost.

                            MONRO MUFFLER BRAKE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Cash and Equivalents
-----------------------------

         The Company's policy is to invest cash in excess of operating requirements in income producing investments. Cash equivalents of $8,022,000 at June 30, 1997 and $6,438,000 at March 31, 1997 include money market accounts which have maturities of three months or less.

Note 5 - Supplemental Disclosure of Cash Flow Information
---------------------------------------------------------

         The following transactions represent noncash investing and financing activities during the periods indicated:

QUARTER ENDED JUNE 30, 1997:

         In connection with the declaration of a five percent stock dividend (see Note 1), the Company increased accrued expenses, common stock and additional paid-in capital by $1,000, $4,000 and $7,014,000, respectively, and decreased retained earnings by $7,019,000.

QUARTER ENDED JUNE 30, 1996:

         In connection with the termination of a capital lease, the Company reduced debt and fixed assets by $112,000.

         In connection with the declaration of a five percent stock dividend, the Company increased common stock and additional paid-in capital by $4,000 and $4,584,000, respectively, and decreased retained earnings by $4,588,000.

CASH PAID DURING THE PERIOD:

                                               1997                      1996
                                               ------                    ----

         Interest, net                       $978,000                  $981,000
         Income taxes                         212,000                   286,000

Note 6 - Other
--------------

         These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K (File No. 0-19357), filed by the Company with the Securities and Exchange Commission on June 27, 1997.

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

                                                             Quarter Ended June 30,
                                                             ----------------------
                                                               1997          1996
                                                              -----         -----
Sales ..............................................          100.0%        100.0%

Cost of sales, including distribution
 and occupancy costs ...............................           55.5          54.8
                                                              -----         -----

Gross profit .......................................           44.5          45.2

Operating, selling, general and
 administrative expenses ...........................           28.2          28.2
                                                              -----         -----

Operating income ...................................           16.3          17.0

Interest expense - net .............................            2.1           2.1

Other expense ......................................             .2            --
                                                              -----         -----

Income before provision for income taxes ...........           14.0          14.9

Provision for income taxes .........................            5.6           5.9
                                                              -----         -----

Net income .........................................            8.4%          9.0%
                                                              =====         =====

FIRST QUARTER ENDED JUNE 30, 1997 COMPARED TO
FIRST QUARTER ENDED JUNE 30, 1996.

         Sales were $40.8 million for the quarter ended June 30, 1997 compared with $37.7 million in the quarter ended June 30, 1996. The sales increase of $3.0 million, or 8.0%, was due to an increase in sales of approximately $3.5 million relating to stores opened since the beginning of fiscal 1996, offset by a decrease in comparable store sales of 1.0%. At June 30, 1997, the Company had 324 stores in operation compared to 284 at June 30, 1996.

         Management believes that year-to-date comparable store sales decreases were driven, in part, by the cold, wet weather during the months of April and May, and the aftermath of a relatively mild winter which have created a softness in the industry.

         Gross profit for the quarter ended June 30, 1997 was $18.1 million or 44.5% of sales compared with $17.1 million or 45.2% of sales for the quarter ended June 30, 1996. The decline in gross profit as a percentage of sales was due, in part, to an increase in labor costs. During periods of slower sales when technicians may not be fully productive, they will receive a minimum base level wage. Additionally, distribution and occupancy costs increased as a percent of sales for the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997 primarily due to an increase in the number of stores against a comparable store sales decrease.

         Operating, selling, general and administrative expenses for the quarter ended June 30, 1997 increased by $.8 million to $11.5 million over the quarter ended June 30, 1996, and remained level at 28.2% of sales compared to the same quarter of the prior year. The increase in total dollars expended is primarily attributable to increased store supervision and increased store support expenses. Although expenses increased during the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997, these expenses remained constant as a percent of sales primarily due to management's continued focus on discretionary spending and controlling costs, as well as increased cooperative advertising credits.

         Operating income for the quarter ended June 30, 1997 of approximately $6.7 million increased 3.4% over operating income for the quarter ended June 30, 1996, and decreased as a percentage of sales from 17.0% to 16.3% for the same periods.

         Net interest expense for the quarter ended June 30, 1997 increased by approximately $.1 million compared to the comparable period in the prior year, and remained level at 2.1% as a percentage of sales. The increase in expense is due to an increase in the average debt outstanding during the quarter, partially offset by a decrease in the weighted average interest rate.

         Net income for the quarter ended June 30, 1997 of $3.4 million increased 1.1% over net income for the quarter ended June 30, 1996.

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

CAPITAL RESOURCES AND LIQUIDITY

         Capital Resources

         The Company's primary capital requirement has been the funding of its new store expansion program and the upgrading of facilities and systems in existing stores. For the quarter ended June 30, 1997, the Company spent $5.9 million for equipment and new store construction. Funds were provided by cash flow from operations. Management believes that the Company has sufficient resources available (including cash and equivalents, net cash flow from operations and bank financing) to expand its business as currently planned for the next several years.

         Liquidity

         The Company has a line of credit from a commercial bank of $7.5 million. No amounts were outstanding under this short-term borrowing facility at June 30, 1997.

         Through February 7, 1996, the Company had a real estate line of credit of $25 million to be used for placement of mortgages. This line was terminated in fiscal 1996 at the Company's initiative and replaced by a new unsecured Revolving Credit facility with two banks. In June 1997, the Credit Agreement was modified to increase the amount available under the facility from $30 million to $50 million, and extend the term to March 2000. The facility bears interest at the prime rate or other LIBOR-based rate options tied to the Company's financial performance.

         Prior to the termination of the real estate line, the Company had utilized $13.2 million of the real estate line of credit for permanent mortgages.

         The Company has outstanding $3.7 million in principal amount of its 10.65% Senior Notes due 1999 (the "Senior Notes") with Massachusetts Mutual Life Insurance Company pursuant to a Senior Note Agreement. The fourth of six equal annual installments of principal in the amount of $1.8 million was paid on April 1, 1997.

         The Company has financed its office/warehouse facility via a 10 year mortgage with a current balance of $2.8 million, amortizable over 20 years, and an eight year term loan with a balance of $.6 million.

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

                         MONRO MUFFLER BRAKE, INC.

                         PART II - OTHER INFORMATION

         Item 6.         Exhibits and Reports on Form 8-K
                         --------------------------------

                  a.     Exhibits

                         10.1      - Amendment One to Credit Agreement among
                                     the Chase Manhattan Bank, Fleet Bank and the Company, dated June 25, 1997.

                         11        - Statement of Computation of Per Share
                                     Earnings.

                         27        - Financial Data Schedule.

                  b.     Reports on Form 8-K

                         The Company filed a report on Form 8-K on June 10, 1997 in connection with the declaration of a 5% stock dividend by the Company's Board of Directors on May 14, 1997.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MONRO MUFFLER BRAKE, INC.

         DATE: August 13, 1997      By      /s/ Lawrence C. Day
                                      -------------------------
                                      Lawrence C. Day

                                      President and Chief Executive Officer

         DATE: August 13, 1997      By      /s/ Catherine D'Amico
                                      ---------------------------
                                      Catherine D'Amico

                                      Senior Vice President-Finance, Treasurer and Chief Financial Officer


                        EXHIBIT INDEX

         Exhibit No.      Description                                               Page No.
         -----------      -----------                                               --------
             10.1         Amendment One to Credit Agreement among
                          the Chase Manhattan Bank, Fleet Bank and the
                          Company, dated June 25, 1997.                                15

             11           Statement of computation of per share earnings.              18

             27           Financial Data Schedule.