Form 10-Q
period 1997-09-30
MONRO MUFFLER BRAKE INC
filed 1997-11-14
CIK 876427

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1997.
                                              -------------------


                                       OR


              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.


         For the transition period from ______________ to ______________



                           Commission File No. 0-19357
                                               -------

                            MONRO MUFFLER BRAKE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         New York                                      16-0838627
--------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                       Identification #)



200 Holleder Parkway, Rochester, New York                       14615
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zipcode)



Registrant's telephone number, including area code          716-647-6400
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

As of October 31, 1997, 7,866,901 shares of the Registrant's Common Stock, par value $ .01 per share, were outstanding after giving effect to the five percent stock dividend, paid August 4, 1997, to stockholders of record as of June 20, 1997.

                            MONRO MUFFLER BRAKE, INC.


                                      INDEX
                                      -----




Part I.    Financial Information                                                Page No.

          Consolidated Balance Sheet at
            September 30, 1997 and March 31, 1997                                  3

          Consolidated Statement of Income for the quarter
            and six months ended September 30, 1997 and 1996                       4

          Consolidated Statement of Changes in Common
            Shareholders' Equity for the six months ended September 30, 1997       5

          Consolidated Statement of Cash Flows for the
            six months ended September 30, 1997 and 1996                           6

          Notes to Consolidated Financial Statements                               7

          Management's Discussion and Analysis of
            Financial Condition and Results of Operations                          9

Part II.   Other Information

                  Item 4.  Submission of Matters to a Vote of Security Holders     12

                  Item 6.  Exhibits and Reports on Form 8-K                        12

Signatures                                                                         13

Exhibit Index                                                                      14



MONRO MUFFLER BRAKE, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)


                                                                                      SEPTEMBER 30,       MARCH 31,
                                                                                          1997              1997
                                                                                       ---------         ---------
                                                                                          (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
    Cash and equivalents, including interest-bearing accounts of $3,919
      at September 30, 1997 and $6,438 at March 31, 1997                               $   3,919         $   6,438
    Trade receivables                                                                        820             1,128
    Inventories, at LIFO cost                                                             23,789            20,010
    Federal and state income taxes receivable                                                  0               296
    Deferred income tax asset                                                              1,790             1,790
    Other current assets                                                                   2,815             2,935
                                                                                       ---------         ---------
                Total current assets                                                      33,133            32,597
                                                                                       ---------         ---------

Property, plant and equipment                                                            164,468           151,906
    Less - Accumulated depreciation and amortization                                     (46,398)          (42,223)
                                                                                       ---------         ---------
                Net property, plant and equipment                                        118,070           109,683
Other noncurrent assets                                                                    3,822             3,987
                                                                                       ---------         ---------
                Total assets                                                           $ 155,025         $ 146,267
                                                                                       =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                                  $   3,128         $   3,128
    Trade payables                                                                        11,167             8,728
    Federal and state income taxes payable                                                   873                 0
    Accrued expenses and other current liabilities
       Accrued interest                                                                      301               270
       Accrued payroll, payroll taxes and other payroll benefits                           4,103             4,260
       Accrued insurance                                                                   2,193             2,110
       Other current liabilities                                                           3,206             4,522
                                                                                       ---------         ---------
                Total current liabilities                                                 24,971            23,018

Long-term debt                                                                            54,848            54,864
Deferred income tax liability                                                              1,760             1,760
                                                                                       ---------         ---------
                Total liabilities                                                         81,579            79,642
                                                                                       ---------         ---------

Commitments
Shareholders' equity:
    Class C Convertible Preferred Stock, $1.50 par value, $.227 and $.239 conversion value at September 30, 1997 and March 31, 1997, respectively;
       150,000 shares authorized; 91,727 shares issued and outstanding                       138               138
    Common Stock, $.01 par value, 15,000,000 shares authorized; 7,866,901 shares and 7,470,326 shares issued and outstanding at September 30, 1997
       and March 31, 1997, respectively                                                       79                75
    Additional paid-in capital                                                            29,257            22,190
    Retained earnings                                                                     43,972            44,222
                                                                                       ---------         ---------
                Total shareholders' equity                                                73,446            66,625
                                                                                       ---------         ---------
                Total liabilities and shareholders' equity                             $ 155,025         $ 146,267
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

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)


                                                        QUARTER ENDED                 SIX MONTHS ENDED
                                                        SEPTEMBER 30,                   SEPTEMBER 30,
                                                      1997           1996           1997           1996
                                                    -------        -------        -------        -------
                                                               (DOLLARS IN THOUSANDS, EXCEPT
                                                                     PER SHARE DATA)

Sales                                               $41,540        $37,799        $82,313        $75,544
Cost of sales, including distribution and
     occupancy costs (a)                             23,231         20,291         45,862         40,957
                                                    -------        -------        -------        -------

Gross profit                                         18,309         17,508         36,451         34,587
Operating, selling, general and
     administrative expenses                         11,735         10,386         23,227         21,031
                                                    -------        -------        -------        -------

Operating income                                      6,574          7,122         13,224         13,556
Interest expense, net of interest income for
     the quarter of $22 in 1997 and $3 in 1996 (a)      903            851          1,770          1,665

Other expense, net                                       86             55            172             71
                                                    -------        -------        -------        -------

Income before provision for income taxes              5,585          6,216         11,282         11,820
Provision for income taxes                            2,233          2,474          4,513          4,699
                                                    -------        -------        -------        -------

Net income                                          $ 3,352        $ 3,742        $ 6,769        $ 7,121
                                                    =======        =======        =======        =======

Earnings per share                                  $   .39        $   .43        $   .79        $   .83
                                                    =======        =======        =======        =======


Weighted average number of shares of
     common stock and common stock
     equivalents used in computing earnings
     per share                                        8,608          8,620          8,607          8,580
                                                    =======        =======        =======        =======


(a) Amounts paid under operating and capital leases with affiliated parties totaled $474 and $500 for the quarters ended September 30, 1997 and 1996, respectively, and $957 and $996 for the six months ended September 30, 1997 and 1996, respectively.






These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K (File No. 0-19357), filed by the Company with the Securities and Exchange Commission on June 27, 1997.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
(UNAUDITED)




                                         COMMON STOCK       ADDITIONAL
                                         ------------        PAID-IN         RETAINED
                                     SHARES       AMOUNT     CAPITAL         EARNINGS
                                     ------       ------     -------         --------
                                                (Amounts in thousands)

Balance at March 31, 1997             7,470         75        $22,190        $ 44,222
Net income                                                                      6,769
Exercise of stock options                23                        52
5% stock dividend                       374          4          7,015          (7,019)
                                     ------        ---        -------        --------
Balance at September 30, 1997        $7,867        $79        $29,257        $ 43,972
                                     ======        ===        =======        ========





















These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K (File No. 0-19357), filed by the Company with the Securities and Exchange Commission on June 27, 1997.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)


                                                                            SIX MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                              -------------
                                                                           1997            1996
                                                                           ----            ----
                                                                          (DOLLARS IN THOUSANDS)
                                                                        INCREASE (DECREASE) IN CASH
Cash flows from operating activities:
     Net income                                                         $  6,769         $  7,121
                                                                        --------         --------
     Adjustments to reconcile net income to net cash provided
         by operating activities -
         Depreciation and amortization                                     4,541            3,958
         Loss (gain) on disposal of property, plant and equipment             17              (10)
         Decrease in trade receivables                                       308              252
         Increase in inventories                                          (3,779)          (1,868)
         Decrease (increase) in other current assets                         120              (45)
         Decrease (increase) in other noncurrent assets                       24              (21)
         Increase (decrease) in trade payables                             2,439              (75)
         (Decrease)increase in accrued expenses                           (1,359)             874
         Increase in federal and state income taxes payable                1,169            1,140
                                                                        --------         --------
               Total adjustments                                           3,480            4,205
                                                                        --------         --------
               Net cash provided by operating activities                  10,249           11,326
                                                                        --------         --------

Cash flows from investing activities:
     Capital expenditures                                                (12,573)         (11,971)
     Proceeds from the disposal of property, plant and equipment              22               40
                                                                        --------         --------
               Net cash used for investing activities                    (12,551)         (11,931)
                                                                        --------         --------

Cash flows from financing activities:
     Proceeds from the sale of common stock (option exercises)                52              515
     Proceeds from borrowings                                             30,534           26,615
     Principal payments on long-term debt and capital
       lease obligations                                                 (30,803)         (26,254)
                                                                        --------         --------
               Net cash used for financing activities                       (217)             876
                                                                        --------         --------

(Decrease) increase in cash                                               (2,519)             271
Cash at beginning of year                                                  6,438            5,280
                                                                        --------         --------
Cash at September 30                                                    $  3,919         $  5,551
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

                            MONRO MUFFLER BRAKE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Stock Dividend
-----------------------

         On May 14, 1997, the Board of Directors declared a five percent stock dividend, paid August 4, 1997, to stockholders of record as of June 20, 1997. The consolidated financial statements, including all share information therein, have been restated to reflect this dividend.

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

Note 2 - New Accounting Standards
--------------------------------

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

Proforma earnings per share computed in accordance with FAS 128 is presented below:


                                    Quarter Ended             Six Months Ended
                                    -------------             ----------------
                                     September 30,              September 30,
                                     -------------              -------------
                                   1997         1996         1997         1996
                                   ----         ----         ----         ----

Basic earnings per share          $0.43        $0.48        $0.86        $0.92
Diluted earnings per share        $0.39        $0.93        $0.79        $0.83

Note 3 - Inventories
--------------------

         The Company's inventories consist of automotive parts and tires.

         Substantially all merchandise inventories are valued under the last-in, first-out (LIFO) method. Under the first-in, first-out (FIFO) method, these inventories would have been $740,000 and $544,000 higher at September 30, 1997 and March 31, 1997, respectively. The FIFO value of inventory approximates the current replacement cost.

Note 4 - Cash and Equivalents
-----------------------------

         The Company's policy is to invest cash in excess of operating requirements in income producing investments. Cash equivalents of $3,919,000 at September 30, 1997 and $6,438,000 at March 31, 1997 include money market accounts, which have maturities of three months or less.

                            MONRO MUFFLER BRAKE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Supplemental Disclosure of Cash Flow Information
---------------------------------------------------------

The following transactions represent noncash investing and financing activities during the periods indicated:

SIX MONTHS ENDED SEPTEMBER 30, 1997:

         Capital lease obligations of $236,000 were incurred under various lease obligations.

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

CASH PAID DURING THE PERIOD:


                                    SIX MONTHS ENDED
                                    ----------------
                                      SEPTEMBER 30,
                                      -------------
                                  1997              1996
                                  ----              ----


          Interest, net        $1,983,000        $1,897,000
          Income taxes          3,344,000         3,560,000



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


                                             Quarter ended September 30,  Six Months ended September 30,
                                             ---------------------------  ------------------------------
                                                  1997          1996          1997          1996
                                                  ----          ----          ----          ----

Sales ..................................          100.0%        100.0%        100.0%        100.0%

Cost of sales, including distribution
 and occupancy costs ...................           55.9          53.7          55.7          54.2
                                                  -----         -----         -----         -----

Gross profit ...........................           44.1          46.3          44.3          45.8

Operating, selling, general and
 administrative expenses ...............           28.3          27.5          28.2          27.9
                                                  -----         -----         -----         -----

Operating income .......................           15.8          18.8          16.1          17.9

Interest expense - net .................            2.2           2.3           2.2           2.2

Other expenses - net ...................             .2            .1            .2            .1
                                                  -----         -----         -----         -----

Income before provision for income taxes           13.4          16.4          13.7          15.6

Provision for income taxes .............            5.3           6.5           5.5           6.2
                                                  -----         -----         -----         -----

Net income .............................            8.1%          9.9%          8.2%          9.4%
                                                  =====         =====         =====         =====

SECOND QUARTER AND SIX MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO SECOND QUARTER AND SIX MONTHS ENDED SEPTEMBER 30, 1996

         Sales were $41.5 million for the quarter ended September 30, 1997 compared with $37.8 million in the quarter ended September 30, 1996. The sales increase of $3.7 million, or 9.9%, was due to an increase in sales of approximately $3.8 million relating to stores opened since April 1, 1996. Comparable store sales were even with sales from the prior year period. Sales for the six months ended September 30, 1997 were $82.3 million compared with $75.5 million for the comparable period of the prior year. The sales increase of $6.8 million or 9.0% was due to an increase in sales of approximately $7.2 million relating to stores opened since April 1, 1996, partially offset by a comparable store sales decrease of .5%. At September 30, 1997, the Company had 332 stores in operation compared to 293 at September 30, 1996.

         Gross profit for the quarter ended September 30, 1997 was $18.3 million or 44.1% of sales compared with $17.5 million or 46.3% of sales for the quarter ended September 30, 1996. Gross profit for the six months ended September 30, 1997 was $36.5 million, or 44.3% of sales, compared to $34.6 million or 45.8% of sales, for the six months ended September 30, 1997. The decline in gross profit as a percentage of sales was due, in part, to an increase in labor costs. During periods of slower sales when technicians may not be fully productive, they will receive a minimum base level wage. Additionally, there was an increase in purchases at the store level of certain higher-cost parts ("Outside Purchases"). During periods of slower sales, store personnel more readily accept repair work outside of the normal recurring services the store usually provides. Parts proliferation also continues to present a challenge with regard to inventory stocking levels and outside purchases.

         Operating, selling, general and administrative expenses for the quarter ended September 30, 1997 increased by $1.3 million to $11.7 million over the quarter ended September 30, 1996, and were 28.3% of sales compared to 27.9% in the same quarter of the prior year. For the six months ended September 30, 1997, these expenses increased by $2.2 million to $23.2 million over the comparable period of the prior year and were 28.2% of sales compared to 27.8% in the comparable period of the prior year. The increase in total dollars expended is primarily attributable to the increase in the number of stores and store related operating costs such as supervision and utilities, against flat (for the quarter) or slightly negative (for the six months) comparable store sales. These increases were partially offset by a reduction in bonus and profit sharing expense, and an increase in cooperative advertising credits.

         Net interest expense for the quarter ended September 30, 1997 increased by approximately $52,000 compared to the comparable period in the prior year, and decreased from 2.3% to 2.2% as a percentage of sales for the same period. Net interest expense for the six months ended September 30, 1997 increased by $105,000 compared to the same period in the prior year, and was 2.2% of sales for both periods. The increase in expense is due to an increase in the weighted average debt outstanding for the quarter and six months ended September 30, 1997 as compared to the same periods in the previous year, partially offset by decreases in the weighted average interest rates for each period.

         Net income for the quarter ended September 30, 1997 of $3.4 million decreased 10.4% from net income for the quarter ended September 30, 1996. For the six months ended September 30, 1997, net income of approximately $6.8 million decreased 4.9%, due to the factors discussed above.

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

CAPITAL RESOURCES AND LIQUIDITY

         Capital Resources

         The Company's primary capital requirement has been the funding of its new store expansion program and the upgrading of facilities and systems in existing stores. For the six months ended September 30, 1997, the Company spent $12.8 million for equipment and new store construction. Funds were provided primarily by cash flow from operations. Management believes that the Company has sufficient resources available (including cash and equivalents, net cash flow from operations and bank financing) to expand its business as currently planned for the next several years.

         Liquidity

         The Company has a line of credit from a commercial bank of $7.5 million. No amounts were outstanding under this short-term borrowing facility at September 30, 1997.

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

         The Company has financed its office/warehouse facility via a 10-year mortgage with a current balance of $2.8 million, amortizable over 20 years, and an eight-year term loan with a balance of $.6 million.

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

                            MONRO MUFFLER BRAKE, INC.

                           PART II - OTHER INFORMATION

      Item 4.   Submission of Matters to a Vote of Security Holders
                ---------------------------------------------------

                The 1997 Annual Meeting of Shareholders of the Company (the "1997 Meeting") was held on August 12, 1997. At the 1997 Meeting, the Company's common shareholders elected management's nominees, Charles J. August, Frederick
M. Danziger, Lawrence C. Day, Jack M. Gallagher, and Peter J. Solomon to Class 2 of the Board of Directors, to serve until the election and qualification of their respective successors at the 1999 Annual Meeting of Shareholders. Such nominees for director received the following votes:


                Name                        Votes For         Votes Withheld
                ----                        ---------         --------------
                Charles J. August           4,919,127             3,786
                Frederick M. Danziger       4,921,182             1,731
                Lawrence C. Day             4,921,182             1,731
                Jack M. Gallagher           4,921,182             1,731
                Peter J. Solomon            4,920,182             2,731

                As required under the Company's Certificate of Incorporation, such election of directors and other matters were confirmed by the holders of all 91,727 outstanding shares of the Company's Class C Convertible Preferred Stock, par value $1.50 per share, by written consent dated as of August 12, 1997.

                In addition, Burton S. August, Robert W. August, Donald Glickman, Lionel B. Spiro, and W. Gary Wood will continue as Class 1 directors until the election and qualification of their respective successors at the 1998 Annual Meeting of Shareholders.

                Also approved by the following votes were:

                  (i) a proposal to ratify the re-appointment of Price Waterhouse LLP as the independent auditors of the Company for the fiscal year ending March 31, 1998 (4,917,616 shares in favor, 2,663 shares against, 2,634 shares abstaining and zero broker non-votes);

                 (ii) a proposal to ratify the amendment to the Monro Muffler Brake, Inc. Non-Employee Directors' Stock Option Plan to increase the number of authorized shares (4,479,653 shares in favor, 208,881 shares against, 6,247 shares abstaining and 228,132 broker non-votes); and

                (iii) a proposal to ratify the amendment to the Monro Muffler Brake, Inc. 1989 Employee's Incentive Stock Option Plan to increase the number of authorized shares (4,647,570 shares in favor, 23,840 shares against, 12,075 shares abstaining and 239,428 broker non-votes).

      Item 6.   Exhibits and Reports on Form 8-K
                --------------------------------

                   a.   Exhibits

                        11     - Statement of Computation of Per Share Earnings.

                   b.   Reports on Form 8-K

                        The Company was not required to file reports on Form 8-K during the quarter ended September 30, 1997.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       MONRO MUFFLER BRAKE, INC.





DATE: November 13, 1997                By    /s/ Lawrence C. Day
                                          ---------------------------
                                                Lawrence C. Day
                                       President and Chief Executive Officer





DATE: November 13, 1997                By    /s/ Catherine D'Amico
                                          ---------------------------
                                                Catherine D'Amico
                                       Senior Vice President-Finance, Treasurer
                                             and Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit No.                       Description                           Page No.
-----------                       -----------                           --------



11                Statement of computation of per share earnings           15