Form 10-Q
period 1997-12-31
MONRO MUFFLER BRAKE INC
filed 1998-02-13
CIK 876427

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended  December 31, 1997.
                                               -------------------
                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the transition period from __________to __________

                           Commission File No. 0-19357
                                              --------

                            MONRO MUFFLER BRAKE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            New York                                  16-0838627
--------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                      Identification #)


200 Holleder Parkway, Rochester, New York                14615
--------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip code)

Registrant's telephone number, including area code         716-647-6400
                                                  ------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X            No
                                       -------          -------

As of February 1, 1998, 7,866,901 shares of the Registrant's Common Stock, par value $ .01 per share, were outstanding after giving effect to the five percent stock dividend paid August 4, 1997.

                            MONRO MUFFLER BRAKE, INC.

                                      INDEX
                                      -----

Part I.    Financial Information                                        Page No.
                                                                        --------
            Consolidated Balance Sheet at
              December 31, 1997 and March 31, 1997                          3

            Consolidated Statement of Income for the quarter
              and nine months ended December 31, 1997 and 1996              4

            Consolidated Statement of Changes in Common
              Shareholders' Equity for the nine months ended
              December 31, 1997                                             5

            Consolidated Statement of Cash Flows for the
              nine months ended December 31, 1997 and 1996                  6

            Notes to Consolidated Financial Statements                      7

            Management's Discussion and Analysis of
              Financial Condition and Results of Operations                10

Part II.   Other Information

            Item 6.  Exhibits and Reports on Form 8-K                      13

Signatures                                                                 14

Exhibit Index                                                              15

Exhibit  11                                                                16

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

                                                                                             DECEMBER 31,       MARCH 31,
                                                                                                1997              1997
                                                                                                ----              ----
                                                                                                (DOLLARS IN THOUSANDS)

ASSETS
Current assets:
    Cash and equivalents, including interest-bearing accounts of $6,855 at                  $   6,855          $   6,438
    December 31, 1997 and $6,438 at March 31, 1997
    Trade receivables                                                                             740              1,128
    Inventories, at LIFO cost                                                                  27,485             20,010
    Federal and state income taxes receivable                                                       0                296
    Deferred income tax asset                                                                   1,790              1,790
    Other current assets                                                                        1,734              2,935
                                                                                            ---------          ---------
                Total current assets                                                           38,604             32,597
                                                                                            ---------          ---------

Property, plant and equipment                                                                 163,893            151,906
    Less - Accumulated depreciation and amortization                                          (48,142)           (42,223)
                                                                                            ---------          ---------
                Net property, plant and equipment                                             115,751            109,683
Other noncurrent assets                                                                         3,712              3,987
                                                                                            =========          =========
                Total assets                                                                $ 158,067          $ 146,267
                                                                                            =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                                       $   3,128          $   3,128
    Trade payables                                                                              9,663              8,728
    Federal and state income taxes payable                                                        901                  0
    Accrued expenses and other current liabilities
       Accrued interest                                                                           321                270
       Accrued payroll, payroll taxes and other payroll benefits                                3,227              4,260
       Accrued insurance                                                                        2,369              2,110
       Other current liabilities                                                                4,163              4,522
                                                                                            ---------          ---------
                Total current liabilities                                                      23,772             23,018

Long-term debt                                                                                 57,389             54,864
Deferred income tax liability                                                                   1,760              1,760
                                                                                            ---------          ---------
                Total liabilities                                                              82,921             79,642
                                                                                            ---------          ---------

Commitments
Shareholders' equity:
    Class C Convertible Preferred Stock, $1.50 par value, $.227 and $.239 conversion value at December 31, 1997 and March 31, 1997, respectively;
       150,000 shares authorized; 91,727 shares issued and
       outstanding                                                                                138                138
    Common Stock, $.01 par value, 15,000,000 shares authorized; 7,866,901
       shares and 7,470,326 shares issued and outstanding at December 31, 1997                     79                 75
       and March 31, 1997, respectively
    Additional paid-in capital                                                                 29,257             22,190
    Retained earnings                                                                          45,672             44,222
                                                                                            ---------          ---------
                Total shareholders' equity                                                     75,146             66,625
                                                                                            =========          =========
                Total liabilities and shareholders' equity                                  $ 158,067          $ 146,267
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

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

                                                                      QUARTER ENDED              NINE MONTHS ENDED
                                                                       DECEMBER 31,                  DECEMBER 31,
                                                                   1997          1996           1997           1996
                                                                   ----          ----           ----           ----
                                                                             (DOLLARS IN THOUSANDS, EXCEPT
                                                                                      PER SHARE DATA)

Sales                                                           $ 36,336       $ 33,560       $118,649       $109,104
Cost of sales, including distribution and
     occupancy costs (a)                                          20,996         19,867         66,858         60,824
                                                                --------       --------       --------       --------

Gross profit                                                      15,340         13,693         51,791         48,280
Operating, selling, general and
     administrative expenses                                      11,409          9,978         34,637         31,009
                                                                --------       --------       --------       --------

Operating income                                                   3,931          3,715         17,154         17,271
Interest expense, net of interest income for
     the quarter of $21 in 1997 and $1 in
     1996 (a)                                                      1,005            837          2,775          2,502

Other expense, net                                                    95            205            266            276
                                                                --------       --------       --------       --------

Income before provision for income taxes                           2,831          2,673         14,113         14,493
Provision for income taxes                                         1,131          1,064          5,644          5,763
                                                                --------       --------       --------       --------

Net income                                                      $  1,700       $  1,609       $  8,469       $  8,730
                                                                ========       ========       ========       ========

Basic earnings per share                                        $    .22       $    .21       $   1.08       $   1.12
                                                                ========       ========       ========       ========
Diluted earnings per share                                      $    .20       $    .19       $    .99       $   1.02
                                                                ========       ========       ========       ========


Weighted average number of shares of
     common stock and common stock
     equivalents used in computing earnings
     per share:                 Basic                              7,867          7,843          7,861          7,782
                                                                ========       ========       ========       ========
                                Diluted                            8,557          8,569          8,590          8,576
                                                                ========       ========       ========       ========



(a) Amounts paid under operating and capital leases with affiliated parties totaled $417 and $416 for the quarters ended December 31, 1997 and 1996, respectively, and $1,374 and $1,412 for the nine months ended December 31, 1997 and 1996, respectively.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K (File No. 0-19357), filed by the Company with the Securities and Exchange Commission on June 27, 1997.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN COMMON SHAREHOLDERS' EQUITY
Nine Months Ended December 31, 1997
(UNAUDITED)

                                               COMMON STOCK                 ADDITIONAL
                                               ------------                   PAID-IN             RETAINED
                                         SHARES            AMOUNT             CAPITAL             EARNINGS
                                         ------            ------             -------             --------

                                                               (Amounts in thousands)

Balance at March 31, 1997                7,470            $     75            $ 22,190            $ 44,222
Net income                                                                                           8,469
Exercise of stock options                   23                                      52
5% stock dividend                          374                   4               7,015              (7,019)
                                      --------            --------            --------            --------
Balance at December 31, 1997             7,867            $     79            $ 29,257            $ 45,672
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

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                                                            NINE MONTHS ENDED
                                                                                               DECEMBER 31,
                                                                                       --------------------------
                                                                                       1997                  1996
                                                                                       ----                  ----
                                                                                         (DOLLARS IN THOUSANDS)
                                                                                      INCREASE (DECREASE) IN CASH
Cash flows from operating activities:
     Net income                                                                     $  8,469              $  8,730
                                                                                    --------              --------
     Adjustments to reconcile net income to net cash provided
         by operating activities -
         Depreciation and amortization                                                 6,921                 6,036
         Loss on disposal of property, plant and equipment                                36                    50
         Decrease in trade receivables                                                   388                    60
         Increase in inventories                                                      (7,475)               (2,099)
         Decrease (increase) in other current assets                                   1,201                   (28)
         Decrease (increase) in other noncurrent assets                                   67                    (3)
         Increase (decrease) in trade payables                                           935                (1,247)
         (Decrease) increase in accrued expenses                                      (1,082)                1,839
         Increase in federal and state income taxes payable                            1,197                   811
                                                                                    --------              --------
               Total adjustments                                                       2,188                 5,419
                                                                                    --------              --------
               Net cash provided by operating activities                              10,657                14,149
                                                                                    --------              --------

Cash flows from investing activities:
     Capital expenditures                                                            (18,792)              (19,595)
     Proceeds from the disposal of property, plant and equipment                       6,228                    44
                                                                                    --------              --------
               Net cash used for investing activities                                (12,564)              (19,551)
                                                                                    --------              --------

Cash flows from financing activities:
     Proceeds from the sale of common stock                                               52                   547
     Proceeds from borrowings                                                         47,631                42,195
     Principal payments on long-term debt and capital
       lease obligations                                                             (45,359)              (37,356)
                                                                                    --------              --------
               Net cash provided by financing activities                               2,324                 5,386
                                                                                    --------              --------

Increase (decrease) in cash                                                              417                   (16)
Cash at beginning of year                                                              6,438                 5,280
                                                                                    ========              ========
Cash at December 31                                                                 $  6,855              $  5,264
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

Note 2 - New Accounting Standards
---------------------------------

           The Company adopted the provisions of Financial Accounting Standards ("FAS") No. 128, "Earnings Per Share" effective for financial statements issued for periods ended after December 15, 1997; earlier application was not permitted. FAS 128 requires dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS calculation. Basic EPS excludes the effect of common stock equivalents and is computed by dividing income available to common shareowners by the weighted average common shares outstanding for the period. Diluted EPS reflects the potential dilution that could result if securities or other instruments to issue common stock were exercised or converted into common stock.

See Exhibit 11.

Note 3 - Inventories
--------------------

           The Company's inventories consist of automotive parts and tires.

           Substantially all merchandise inventories are valued under the last-in, first-out (LIFO) method. Under the first-in, first-out (FIFO) method, these inventories would have been $496,000 and $544,000 higher at December 31, 1997 and March 31, 1997, respectively. The FIFO value of inventory approximates the current replacement cost.

Note 4- Cash and Equivalents
----------------------------

           The Company's policy is to invest cash in excess of operating requirements in income producing investments. Cash equivalents of $6,855,000 at December 31, 1997 and $6,438,000 at March 31, 1997 include money market accounts which have maturities of three months or less.

                            MONRO MUFFLER BRAKE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5- Supplemental Disclosure of Cash Flow Information
--------------------------------------------------------

           The following transactions represent noncash investing and financing activities during the periods indicated:

NINE MONTHS ENDED DECEMBER 31, 1997:

           Capital lease obligations of $236,000 were incurred under various lease obligations.

           In connection with the declaration of a five percent stock dividend (see Note 1), the Company increased common stock and additional paid-in capital by $4,000 and $7,015,000, respectively, and decreased retained earnings by $7,019,000.

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

CASH PAID DURING THE PERIOD:

                                                      NINE MONTHS ENDED
                                                          DECEMBER 31,
                                                      -----------------
                                                    1997                1996
                                                    ----                ----

           Interest, net                       $3,041,000          $2,819,000
           Income taxes, net                    4,448,000           4,952,000


                            MONRO MUFFLER BRAKE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                                       Quarter Ended December 31,      Nine Months Ended December 31,
                                                       --------------------------      ------------------------------
                                                          1997             1996             1997             1996
                                                          ----             ----             ----             ----

Sales ................................................   100.0%           100.0%           100.0%           100.0%

Cost of sales, including distribution
 and occupancy costs .................................    57.8             59.2             56.3             55.7
                                                         -----            -----            -----            -----

Gross profit .........................................    42.2             40.8             43.7             44.3

Operating, selling, general and
 administrative expenses .............................    31.4             29.7             29.2             28.5
                                                         -----            -----            -----            -----

Operating income .....................................    10.8             11.1             14.5             15.8

Interest expense - net ...............................     2.8              2.5              2.4              2.3

Other expenses - net .................................      .2               .6               .2               .2
                                                         -----            -----            -----            -----

Income before provision for income taxes .............     7.8              8.0             11.9             13.3

Provision for income taxes ...........................     3.1              3.2              4.8              5.3
                                                         -----            -----            -----            -----

Net income ...........................................     4.7%             4.8%             7.1%             8.0%
                                                         =====            =====            =====            =====

THIRD QUARTER AND NINE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO
THIRD QUARTER AND NINE MONTHS ENDED DECEMBER 31, 1996.

           Sales were $36.3 million for the quarter ended December 31, 1997 compared with $33.6 million for the quarter ended December 31, 1996. The sales increase of $2.8 million, or 8.3%, was due to an increase in sales of approximately $3.2 million relating to stores opened since the beginning of fiscal 1997, partially offset by a decrease in comparable store sales of 1.4%. Sales for the nine months ended December 31, 1997 were $118.6 million compared with $109.1 million for the same period of the prior year. The sales increase of $9.5 million, or 8.7%, was due to an increase in sales of approximately $10.4 million relating to stores opened since the beginning of fiscal 1997, partially offset by a decrease in comparable store sales of .8%. At December 31, 1997, the Company had 341 stores in operation compared to 302 at December 31, 1996.

           Gross profit for the quarter ended December 31, 1997 was $15.3 million, or 42.2% of sales, compared with $13.7 million, or 40.8% of sales, for the quarter ended December 31, 1996. The increase in gross profit as a percent of sales was primarily attributable to a decrease in purchases at the store level of certain higher-cost parts ("Outside Purchases"). This was accomplished through a combination of increasing the average inventory in the stores and improving the mix of parts. This decrease occurs in a quarter which historically has higher Outside Purchases. During periods of slower sales, store personnel will more readily accept repair work outside of the normal recurring services the store usually provides. Gross profit for the nine months ended December 31, 1997 was $51.8 million, or 43.7% of sales, compared to $48.3 million, or 44.3% of sales, for the nine months ended December 31, 1996. The decline in gross profit as a percentage of sales was due, in large part, to an increase in labor costs. During periods of slower sales when technicians may not be fully productive, they will receive a minimum base-level wage.

           Operating, selling, general and administrative expenses (OSG&A) for the quarter ended December 31, 1997 increased by $1.4 million to $11.4 million over the quarter ended December 31, 1996, and increased as a percentage of sales from 29.7% to 31.4%. For the nine months ended December 31, 1997, these expenses increased by $3.6 million to $34.6 million over the comparable period in the prior year, and were 29.2% of sales as compared to 28.5% in the prior year. The increase in total dollars expended is primarily attributable to the increase in the number of stores and store-related operating costs such as advertising, supervision and utilities, against slightly negative comparable store sales. These increases were partially offset by a reduction in bonus and profit sharing expense.

           Net interest expense for the quarter ended December 31, 1997, increased by approximately $167,000 compared to the same period in the prior year, and increased from 2.5% to 2.8% as a percentage of sales for the same periods. Net interest expense for the nine months ended December 31, 1997, increased by $273,000 compared to the comparable period in the prior year, and rose from 2.3% to 2.4% as a percentage of sales for the same periods. The increase in expense is largely due to an increase in the weighted average debt outstanding for the quarter and nine months ended December 31, 1997 as compared to the same periods in the previous year, partially offset by decreases in the weighted average interest rates for each period.

           Net income for the quarter ended December 31, 1997 of approximately $1.7 million increased 5.7% over net income for the quarter ended December 31, 1996. For the nine months ended December 31, 1997, net income of approximately $8.5 million decreased 3.0%, due to the factors discussed above.

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

CAPITAL RESOURCES AND LIQUIDITY

           Capital Resources

           The Company's primary capital requirement has been the funding of its new store expansion program and the upgrading of facilities and systems in existing shops. For the nine months ended December 31, 1997, the Company spent $18.8 million for equipment and new store construction. Funds were provided primarily by cash flow from operations, a sale/leaseback transaction and bank financing. Management believes that the Company has sufficient resources available (including cash and equivalents, cash flow from operations and bank financing) to expand its business as currently planned for the next several years.

           Liquidity

           The Company has a line of credit from a commercial bank of $7.5 million. No amounts were outstanding under this short-term borrowing facility at December 31, 1997.

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

           The Company has financed its office/warehouse facility via a 10 year mortgage with a current balance of $2.6 million, amortizable over 20 years, and an eight year term loan with a balance of $.5 million.

           Certain of the Company's long-term debt agreements require, among other things, the maintenance of specified current ratios, interest and rent coverage ratios and amounts of tangible net worth, and also contain restrictions on dividend payments and capital expenditures.

           In December 1997, the Company completed a sale/leaseback transaction involving 10 of its store locations. Proceeds from the sale totaled $6.1 million.

                            MONRO MUFFLER BRAKE, INC.

                           PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K
              --------------------------------

       a.     Exhibits

              11  -  Statement of Computation of Per Share Earnings.

       b. Reports on Form 8-K - The Company was not required to file reports on Form 8-K during the quarter ended December 31, 1997.

                                   SIGNATURES
                                   ----------

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  MONRO MUFFLER BRAKE, INC.

DATE: February 11, 1998           By  /s/ Lawrence C. Day
                                    -------------------------------------------
                                       Lawrence C. Day
                                       President and Chief Executive Officer


DATE: February 11, 1998           By  /s/ Catherine D'Amico
                                    -------------------------------------------
                                      Catherine D'Amico
                                      Senior Vice President-Finance, Treasurer
                                        and Chief Financial Officer

                                  EXHIBIT INDEX

  Exhibit No.     Description                                       Page No.
  -----------     -----------                                       --------

  11              Statement of Computation of Per Share Earnings.       16