Form 10-K405
period 1998-03-31
MONRO MUFFLER BRAKE INC
filed 1998-06-29
CIK 876427

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)


       For Fiscal Year Ended March 31, 1998

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of June 1, 1998, the aggregate market value of voting stock held by non-affiliates of the registrant was $93,974,000.

         As of June 1, 1998, 7,915,797 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
         Portions of the registrant's definitive proxy statement (to be filed pursuant to Regulation 14A) for the 1998 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated by reference into Part III hereof.

                                     PART I
                                     ------

ITEM 1. BUSINESS

GENERAL

         Monro Muffler Brake, Inc. ("Monro" or the "Company") is a chain of company-operated stores providing automotive undercar repair services in the United States. At March 31, 1998, Monro operated 350 stores in New York, Pennsylvania, Ohio, Connecticut, Massachusetts, West Virginia, Virginia, Maryland, Vermont, New Hampshire, New Jersey, North Carolina, South Carolina and Indiana. The Company's stores typically are situated in high-visibility locations in suburban areas and small towns. Monro serviced approximately 1,568,000 vehicles in fiscal 1998. *

         The predecessor to the Company was founded by Charles J. August in 1957 as a Midas Muffler franchise in Rochester, New York, specializing in mufflers and exhaust systems. In 1966, the Company discontinued its affiliation with Midas Muffler, and began to diversify into a full line of undercar repair services. An investor group led by Peter J. Solomon and Donald Glickman purchased a controlling interest in the Company in July 1984. At that time, Monro operated 59 stores, located primarily in upstate New York, with approximately $21 million in sales in fiscal 1984. Since 1984, Monro has added 291 stores and expanded its marketing area to include thirteen additional states. In addition, in April 1998, the Company signed a definitive agreement with Speedy Muffler King of Toronto, Canada to acquire 192 company-operated and 13 franchised Speedy stores in the United States. The transaction is scheduled to be consummated in August 1998.

         On February 17, 1998, Lawrence C. Day resigned his position as President and Chief Executive Officer and Jack M. Gallagher, who had served as President and Chief Executive Officer from 1987 to 1995, returned to serve as the interim President and Chief Executive Officer.

         The Company was incorporated in the State of New York in 1959. The Company's principal executive offices are located at 200 Holleder Parkway, Rochester, New York 14615, and its telephone number is (716) 647-6400.

         Monro provides a full range of services on passenger cars, light trucks and vans for mufflers and exhaust systems (estimated at 27% of fiscal 1998 sales); brakes (35%); and steering, drive train, suspension and wheel alignment (19%). The Company also provides other products and services including tires, scheduled maintenance and state inspections (19%). Monro specializes in the repair and replacement of parts which must be periodically replaced as they wear out. Normal wear on these parts generally is not covered by new car warranties. The Company typically does not perform under-the-hood repair services except for oil change services and a heating and cooling system "flush and fill" service. The Company does not sell parts or accessories to the do-it-yourself market.

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







































 * References herein to fiscal years are to the Company's fiscal years ending or ended March 31 of each year (e.g., references to "fiscal 1998" are to the Company's fiscal year ended March 31, 1998).

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

         Products and Services

         All Monro stores provide a full range of undercar repair services for mufflers and exhaust systems, brakes, steering, drive train, suspension and wheel alignment. These services apply to all makes and models of domestic and foreign cars, light trucks and vans. In addition, Monro's stores provide many of the routine maintenance services (except engine diagnostic and major transmission repair) which automobile manufacturers suggest or require in the vehicle owners' manuals, and which fulfill manufacturers' requirements for new car warranty compliance. At the end of fiscal 1998, the Company introduced "Scheduled Maintenance" services in all of its stores whereby the aforementioned services are offered in a formal, packaged way to consumers based upon the year, make, model, and mileage of specific vehicles. Management believes that the Company is able to offer this service in a more convenient and cost competitive fashion than auto dealers can provide.

         Substantially all of the stores provide oil change services as well as tire sales and installation. All stores perform a heating and cooling system "flush and fill" service, a transmission "flush and fill" service, and install belts and hoses. Stores in New York, West Virginia, New Hampshire, Pennsylvania, Virginia, Massachusetts and North Carolina also perform annual state inspections.

         Customer Satisfaction

         The Company has developed "The Monro Doctrine", a set of customer satisfaction principles, which is displayed in each store so that customers and employees will understand the Company's customer service philosophy. These principles are: free inspection of brakes, shocks, front end and exhaust systems; item-by-item review with customers of problem areas; free written estimates; written guarantees; drive-in service without an appointment; fair and reasonable prices as advertised; and repairs by professionally trained undercar specialists, many of whom are Automotive Service Excellence (ASE) certified in brakes and suspension. (See additional discussion under "Store
         Operations: Quality Control and Warranties.")

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

         In fiscal 1997, the Company began testing co-branding initiatives to more quickly increase consumer awareness in certain markets. The Company believes that, especially in newer markets, customers may more readily be drawn into its stores because of their familiarity with national brand names. Some of these initiatives have included cross-promotional offers with national fast food chains, video rental stores and gasoline chains, as well as with regional supermarkets. Additionally, the Company introduced Bridgestone/Firestone tires into most of its stores in late fiscal 1997, where it had previously carried a private label tire. Through this initiative, the Company believes that it attracts some brand-loyal tire customers who otherwise might not have visited Monro. This gives the Company the opportunity to introduce itself to this new customer, and potentially sell other needed services. The increased tire sales resulting from adding this branded product have exceeded the Company's expectations thus far.

         In fiscal 1997, the Company signed a joint venture agreement with Q-Lube, Inc., a subsidiary of Quaker State Corporation. The agreement called for the two companies to jointly develop retail locations which offer both fast lube and undercar services. The centers are located adjacent to either existing or newly-developed Monro stores. After testing the concept in several locations during fiscal 1998, Company management decided to terminate the arrangement with Q-Lube in early fiscal 1999. Liquidation of the joint venture is not expected to have a material effect on fiscal 1999 results of operations.

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

         Comprehensive Training

         The Company provides ongoing, comprehensive training to its store employees. Monro believes that such training provides a competitive advantage by enabling its technicians to provide quality service to its customers in all areas of undercar repair. (See additional discussion under "Store Operations: Store Personnel and Training").

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

         As of March 31, 1998, Monro operated 350 stores located in 14 states. The following table shows the growth in the number of stores over the last five fiscal years:

                           STORE OPENINGS AND CLOSINGS


                                                           Year ended March 31,
                                                           --------------------

                                                      1994   1995   1996   1997   1998
                                                      ----   ----   ----   ----   ----


         Stores open at beginning of year.........     184    202    232    274    313

         Stores opened during year................      20     30     43     40     39

         Stores closed during year (a)............      (2)     0     (1)    (1)    (2)
                                                      -----  -----  -----   ----  -----

         Stores open at end of year........ ......     202    232    274    313    350
                                                      =====  =====  =====  =====  ====

         (a) These stores were closed because they failed to achieve an acceptable level of profitability or because a new Monro store was opened in the same market at a more favorable location.

         Monro believes that there are expansion opportunities in new as well as existing market areas which will result from a combination of constructing stores on vacant land and acquiring existing store locations. The Company believes that, as the industry consolidates due to the increasingly complex nature of automotive repair and the expanded capital requirements for state-of-the art equipment, there will be more opportunities for acquisitions of existing businesses or store structures.

         In that regard, the Company signed a definitive agreement in April 1998 with Speedy Muffler King Inc. of Toronto, Canada to acquire 192 company-operated and 13 franchised Speedy stores (the "Acquired Speedy Stores") in the United States (the "Speedy Acquisition"). The Acquired Speedy Stores are located primarily in complementary areas in Monro's existing markets in the Northeast, Mid-Atlantic and Midwest regions of the United States. The Company expects to close less than 20 of the Acquired Speedy Stores related to geographic conflicts and poor performance. (See additional discussion under Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations".) Additionally, the Company plans to open approximately 30 new stores in fiscal 1999.

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

         In fiscal year 1998, the Company performed a comprehensive analysis of its historical and projected store opening strategy. As a result of this analysis, the Company established major market profiles, as defined by market awareness: mature, existing and new markets. Over the next several years, the Company expects to build a greater percentage of stores in mature and existing markets in order to capitalize on the Company's market presence and consumer awareness.

         The Company believes that management and operating improvements implemented over the last several fiscal years will enhance its ability to sustain its growth. Monro has a chain-wide computerized inventory control and electronic point-of-sale (POS) management information system, which has increased management's ability to monitor operations as the number of stores has grown. The system includes electronic cataloging which allows store managers to electronically research the specific parts needed for the make and model of car being serviced. In fiscal 1997, the Company upgraded its electronic credit card processing and added electronic mail to its stores. In fiscal 1998, the Company added software which contains data that mirrors the scheduled maintenance requirements in vehicle owner's manuals, specifically by make, model, year and mileage for every automobile. Management believes that this software will facilitate the presentation and sale of Scheduled Maintenance services to customers.

Enhancements continue to be made to the POS system annually which increase efficiency, improve the quality and timeliness of store reporting and enable the Company to better serve its customers.

         The financing to open a new store location may be accomplished in one of three ways: a store lease for the land and building (in which case, land and building costs will be financed primarily by the lessor), a land lease with the building constructed by the Company (with building costs paid by the Company), or a land purchase with the building constructed by the Company. In all three cases, each new store also will require approximately $136,000 for equipment (including a point-of-sale system), and approximately $68,000 in inventory. Because Monro generally does not extend credit to its customers, stores generate almost no receivables and a new store's actual net working capital investment is nominal. Total capital required to open a new store ranges, on average (based upon the last three fiscal years' openings), from $233,000 to $877,000 depending on the location and which of the three financing methods is used. In instances where Monro acquires an existing business, it may pay additional amounts for intangible assets such as customer lists, covenants not-to-compete and goodwill.

         At March 31, 1998 Monro leased the land and/or the building at 71% of its store locations and owned the land and building at the remaining locations. Monro's policy is to situate new stores in the best locations, without regard to the form of ownership required to develop the locations.

         New stores have average sales of approximately $360,000 in their first twelve months of operation.

 STORE OPERATIONS

         Store Format

         The typical format for a Monro repair store is a free-standing building of approximately 4,500 square feet consisting of a sales area, six fully-equipped service bays and a parts storage area, with a parking lot with space for approximately 17 cars. Most service bays are equipped with aboveground electric vehicle lifts. The typical store carries $68,000 of inventory and 3,000 stock keeping units ("SKUs"). Generally, each store is located within 35 miles of a "key" store which carries approximately 20% more inventory than a typical store and serves as a mini-distribution point of slower moving inventory for other stores in its area.

         The stores generally are situated in high-visibility locations in suburban areas or small towns and offer easy customer access. The typical store is open from 7:30 a.m. to 7:00 p.m. on Monday through Friday and from 7:30 a.m. to 5:00 p.m. on Saturday.

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

         The Company has a customer survey program to monitor customer attitudes toward service quality, friendliness, speed of service, and several other factors for each store. This program includes four survey mailings per store annually. (Each mailing consists of approximately 90 surveys.) Customer concerns are addressed via letter and personal follow-up by field management.

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

         The Company is an active member of the Motorist Assurance Program
         (MAP). MAP is an organization of automotive retailers, wholesalers and manufacturers which was established as part of an industry-wide effort to address the ethics and business practices of companies in the automotive repair industry. Participating companies are committed to improving consumer confidence and trust in the automotive repair industry by adopting "Uniform Inspection Guidelines" and "Standards of Service" established by MAP. These "Standards of Service" are posted in every Monro store and serve to provide consistent recommendations to customers in the diagnosis and repair of a vehicle. Monro was the first major automotive chain to apply for MAP accreditation for all of its stores.

         Monro offers limited warranties on substantially all of the products and services that it provides. The Company believes that these warranties are competitive with industry practices.

         Store Personnel and Training

         The Company supervises store operations primarily through its six district managers who oversee 42 regional managers (as of June 1, 1998). The typical store is staffed by a store manager and four to six technicians, one of whom serves as the assistant manager. All store managers receive a base salary, and assistant managers receive hourly compensation. In addition, all store managers and assistant managers receive other compensation based on their store's customer relations, gross profit, labor cost controls, safety, sales volume and other factors. All store managers and assistant managers are eligible for a quarterly bonus based on performance in these same areas.

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

         Most of the Company's new technicians join the Company in their early twenties as trainees or apprentices. As they progress, they are promoted to technician and eventually master technician, the latter requiring ASE certification in both brakes and suspension. The Company offers a tool lease program through which trainee technicians can acquire their own set of tools. The Company also will reimburse technicians for the cost of ASE certification registration fees and test fees and encourages all technicians to become certified by providing a higher hourly wage rate following their certification.

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

         In fiscal 1998, the Company established Monro University, which purpose is to provide comprehensive training and development of current and prospective store managers. Training is accomplished through an intensive two-week instructional program at a separate facility in Rochester, New York. Topics covered include sales training, customer service, time management, human resources (counseling, recruiting, interviewing, etc.), leadership, inventory control and financial management. The courses employ a variety of instructional techniques including video taping, role playing, and testing. The two week class follows a field training segment which ranges from two to six weeks depending upon the individual's level of experience. Monro management is closely tracking the performance of the managers who have completed the class. Early indications are that the program will lead to increased store profitability as well as longer retention of the store managers.

         Additionally, the Company trains apprentice technicians through a "buddy system" whereby the apprentice is assigned to work side-by-side with a master technician for approximately three weeks. The master technician receives a weekly stipend during the training period. He is also encouraged to mentor the apprentice technician after the apprentice is assigned to a store, and is rewarded with a bonus if the apprentice is still employed by the Company after 90, and then 180 days. Since most turnover occurs during the first 180 days of employment, management believes that this feature of the program helps to improve retention of these employees.

PURCHASING AND DISTRIBUTION

         The Company, through its wholly-owned subsidiary Monro Service Corporation, selects and purchases parts and supplies for all stores on a centralized basis. Although purchases outside the centralized system are made when needed at the store level, these purchases are low by industry standards, and accounted for approximately 12% of all parts used in fiscal 1998.

         The Company's ten largest vendors accounted for approximately 55% of its parts purchases, with the largest vendor accounting for slightly over 15% of total purchases in fiscal 1998. The Company purchases parts from over 100 vendors and has no significant long-term contracts with any vendor. Management believes that the Company's relationships with vendors are excellent and that alternative sources of supply exist, at comparable cost, for substantially all parts used in the Company's business. The Company routinely obtains bids from vendors to ensure it is receiving competitive pricing and terms.

         Most parts are shipped by vendors to the Company's warehouse facility in Rochester, New York, and are distributed to stores through the Company-operated tractor/trailer fleet. Most stores are replenished once every week from the warehouse, and such replenishment fills, on the average, 96% of all items ordered by the stores' automatic POS-driven replenishment system. The warehouse stocks approximately 7,300 SKUs.

COMPETITION

         The Company competes in the retail automotive service industry. This industry is generally highly competitive and fragmented, and the number, size and strength of competitors varies widely from region to region. The Company believes that competition in this industry is based on customer service and reputation, store location, name awareness and price. Monro's primary competitors include national and local undercar specialty chains, both franchised and company-operated; car dealerships; and, to a lesser extent, gas stations and independent garages. Monro considers Midas International Corp., Meineke Discount Mufflers Inc. and Speedy Muffler King Inc. to be direct competitors. In most of the new markets that the Company has entered, at least one competitor was already present. In identifying new markets, the Company analyzes, among other factors, the intensity of competition. (See "Expansion Strategy" and "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

EMPLOYEES

         As of March 31, 1998, Monro had 2,141 employees, of whom 1,978 were employed in the field organization, 47 were employed at the warehouse and 116 were employed at the Company's corporate headquarters. Monro's employees are not members of any union. The Company believes that its relations with its employees are good.

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

         Of Monro's 350 stores at March 31, 1998, 103 were owned, 169 were leased and for 78, the land only was leased. In general, the Company leases store sites for a ten-year period with several five-year renewal options. Giving effect to all renewal options, over 90% of the non-capital leases (210 stores) expire after 2006. Certain of the leases provide for contingent rental payments if a percentage of annual gross sales exceeds the base fixed rental amount. The highest contingent percentage rent of any lease is 6.75%, and no such lease has adversely affected profitability of the store subject thereto. Certain officers and directors of the Company or members of their families are the lessors, or have interests in entities that are the lessors, with respect to 41 of the leases. No related party leases, other than renewals or modifications of leases on existing stores, have been entered into since May 1989, and no new related party leases are contemplated.

         The existing office and warehouse facility and 36 of the owned stores are subject to mortgages held by commercial banks or private investors. As of March 31, 1998, the outstanding amount under the mortgage on the headquarters office and warehouse facility was $2.6 million and the aggregate outstanding amount under the permanent mortgages on 36 of the owned stores was $10.2 million. There was also $.7 million outstanding under a mortgage held by the City of Rochester, New York, secured by the land on which the new headquarters office and warehouse is located, and a term loan of $.5 million secured by the existing headquarters facility.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY AS OF JUNE 1, 1998

         The following persons are the executive officers of the Company, having been elected by and serving at the discretion of the Board of Directors of the
Company:

Name                    Age   Position
----                    ---   --------

Jack M. Gallagher        61   Interim President and Chief Executive Officer

G. Michael Cox           45   Executive Vice President - Store Operations

Robert W. August         46   Sr. Vice President - Store Support, and Secretary

Catherine D'Amico        42   Sr. Vice President - Finance, Chief Financial
                              Officer and Treasurer

Thomas J. Budreau        41   Vice President - Eastern Operations

Michael C. Kucharski     38   Vice President - Central Operations

         The following is a brief account of the business experience of each of the executive officers of the Company:

         Jack M. Gallagher has been President and Chief Executive Officer since February 1998 following the resignation of Lawrence C. Day. Mr. Gallagher was Director - Special Projects from April 1995 to February 1998, and was President and Chief Executive Officer from October 1987 to March 31, 1995. Mr. Gallagher has been a member of the Company's Board of Directors since October 1987. Prior to joining the Company, Mr. Gallagher was President of Auto Works, a 240-store chain of discount auto parts stores headquartered in Pontiac, Michigan, from May 1985 to October 1987. Mr. Gallagher has held various other positions in the auto parts and service industries, including 20 years with Firestone Tire & Rubber Company, where he was Chief Executive of the Fidesta Company, a 200-store nationwide chain of tire and service centers.

         The Company is currently searching for a permanent replacement for Mr. Day.

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

                             PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

Market Information

         The Common Stock is traded on the over-the-counter market and is quoted on the NASDAQ National Market System under the symbol "MNRO." The following table sets forth, for the Company's last two fiscal years, the range of high and low sales prices on the NASDAQ National Market System for the Common Stock:


                                FISCAL 1998                 FISCAL 1997
                                -----------                 -----------

         QUARTER ENDED          HIGH     LOW               HIGH      LOW
         ------------------     ----     ---               ----      ---
         June 30,              18 9/16  15 3/8           18        14 1/16
         September 30,         18 1/4   14 1/4           20 3/4    16 7/16
         December 31,          15 3/4   13 5/8           20        13 9/16
         March 31,             16 3/4   13 7/8           18 1/16   14 3/4

         Amounts in these tables have been adjusted to reflect the five percent stock dividends paid in August 1997 and August 1996.

Holders

         At June 1, 1998, the Company's Common Stock was held by approximately 1,820 shareholders of record or through nominee or street name accounts with brokers.

Dividends

         On May 13, 1998, the Company's Board of Directors declared a five percent stock dividend, payable June 18, 1998, to shareholders of record as of June 8, 1998. Information regarding the number of shares of Common Stock outstanding, as set forth in this Form 10-K, does not include any shares of Common Stock to be issued in connection with such dividend.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial and operating data of the Company for each year in the five-year period ended March 31, 1998. The financial data and certain operating data have been derived from the Company's financial statements which have been examined by Price Waterhouse LLP, independent accountants. This data should be read in conjunction with the Financial Statements and related notes included under Item 8 of this report and in conjunction with other financial information included elsewhere in this Form 10-K.


                                                        YEAR ENDED MARCH 31,
                                                        --------------------
                                          1998        1997     1996      1995      1994
                                        --------     ------   -------   -------   -------
                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

INCOME STATEMENT DATA:
Sales...............................    $154,294   $141,169  $117,104  $109,098   $93,620
Cost of sales including distribution
  and occupancy costs..............       87,510     78,792    66,236    59,725    51,196
                                        --------     ------   -------   -------   -------
Gross profit.........................     66,784     62,377    50,868    49,373    42,424
Operating, selling, general and
  administrative expenses............     46,120     41,749    35,299    32,304    28,068
                                        --------   --------   -------   -------   -------
Operating income.....................     20,664     20,628    15,569    17,069    14,356
Interest expense - net...............      3,829      3,224     2,637     1,939     2,080
Other expense - net..................        331        475       330        22       107
                                         -------   --------   -------   -------   -------
Income before provision for income taxes  16,504     16,929    12,602    15,108    12,169
Provision for income taxes...........      6,650      6,738     4,988     6,024     4,818
                                        --------   --------   -------   -------   -------
Net income...........................   $  9,854   $ 10,191   $ 7,614   $ 9,084   $ 7,351
                                        ========   ========   =======   =======   =======
Earnings per share(a) Basic..........   $   1.25   $   1.31   $  1.01   $  1.22   $  1.02
                                        ========   ========   =======   =======   =======
                      Diluted           $   1.15   $   1.19   $   .90   $  1.07   $   .87
                                        ========   ========   =======   =======   =======
Weighted average number of Common Stock
  shares and equivalents (a) Basic         7,863      7,797     7,570     7,436     7,207
                                        ========   ========   =======   =======   =======
                             Diluted       8,586      8,580     8,482     8,488     8,438
                                        ========   ========   =======   =======   =======

SELECTED OPERATING DATA:
Sales growth:
  Total..............................        9.3%      20.5%      7.3%     16.5%    19.3%
  Comparable store (b)...............       (0.2%)      7.9%     (3.9%)     6.1%     9.5%
Stores open at beginning of year.....        313        274       232       202      184
Stores open at end of year...........        350        313       274       232      202
Capital expenditures ................   $ 25,391   $ 27,562   $25,581   $20,299  $14,374

BALANCE SHEET DATA (AT PERIOD END):
Net working capital..................   $ 13,517   $  9,579   $ 8,891   $ 6,863  $ 7,894
Total assets.........................    159,088    146,267   120,055    93,042   77,042
Long-term debt.......................     54,102     54,850    45,459    28,749   24,326
Shareholders' equity.................     76,558     66,625    55,887    48,169   38,815

(a) Earnings per share for each fiscal year was computed by dividing net income by the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during the respective year. All share and per share information has been adjusted to give retroactive effect to the five percent stock dividends paid in August 1997, August 1996 and in August 1995.
(b) Comparable store sales data is calculated based on the change in sales of only those stores open as of the beginning of the preceding fiscal year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth income statement data of the Company expressed as a percentage of sales for the fiscal years indicated:


                                                                   YEAR ENDED MARCH 31,
                                                                   --------------------
                                                               1998          1997      1996
                                                               ----          ----      ----
Sales....................................................     100.0%        100.0%     100.0%
Cost of sales including distribution and occupancy costs.      56.7          55.8       56.6
                                                              -----         -----      -----
Gross profit.............................................      43.3          44.2       43.4
Operating, selling, general and administrative expenses..      29.9          29.6       30.1
                                                              -----         -----      -----
Operating income.........................................      13.4          14.6       13.3
Interest expense - net...................................       2.5           2.3        2.2
Other expense - net......................................       0.2           0.3        0.3
                                                              -----         -----      -----
Income before provision for income taxes.................      10.7          12.0       10.8
Provision for income taxes...............................       4.3           4.8        4.3
                                                              -----         -----      -----
Net income...............................................       6.4%          7.2%       6.5%
                                                              ======        =====      =====

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

RECENT DEVELOPMENTS

         In April 1998, the Company signed a definitive agreement with Speedy Muffler King Inc. of Toronto, Canada to acquire 192 company-operated and 13 franchised Speedy stores in the United States. The all-cash purchase transaction will be affected by the payment of $52 million and is subject to customary terms and conditions, including the obtaining of necessary consents and the Company's securing of financing necessary to consummate the transaction. The transaction is expected to close in August 1998.

         In May 1998, the Company received a favorable determination under the Hart-Scott-Rodino Act.

         Although the 205 Speedy stores are in the same general markets in which the Company competes, the Company's and Speedy's locations are mainly situated in non-overlapping areas. While Monro has tended to open stores in suburban and small town locations, Speedy has tended to locate in major metropolitan areas. Therefore, the combination represents an excellent geographic fit. The Company expects to close less than 20 Speedy stores related to conflicts and poor performance.

FISCAL 1998 AS COMPARED TO FISCAL 1997

         Sales for fiscal 1998 increased $13.1 million, or 9.3% over sales for fiscal 1997. The increase was due to an increase of approximately $13.6 million for stores opened since April 1, 1996, partially offset by a comparable store sales decrease of .2%. During the year, 39 stores were opened and two were closed. At March 31, 1998, the Company had 350 stores in operation.

         Management believes that the comparable store sales decrease resulted in part, from a decline in vehicle population in the five to nine year old segment, reflecting the early 1990's recession, as well as the continuing effect of declining exhaust sales related to manufacturers' use of stainless steel mufflers on almost all new cars. However, management believes that these declines were offset, in part, by positive industry factors including an increase in the average age of vehicles, a decrease in the number of service bays, an increase in the number of registered vehicles, and a shift in the consumer mentality from "do-it-yourself" to "do-it-for-me" caused by the increased complexity of cars. Additionally, management believes that its strategy of product diversification and expanded manager training assisted in minimizing the comparable store sales decline vis-a-vis its competitors.

         The Company introduced "Scheduled Maintenance" services in its stores late in the fourth quarter of fiscal 1998. These services are required by vehicle manufacturers to comply with warranty schedules, and are offered by Monro in a more convenient and cost competitive fashion than auto dealers can provide. Management believes that these services will make a positive contribution to comparable store sales in future years, and help to mitigate the aforementioned challenges which negatively impacted fiscal 1998.

         Gross profit for fiscal 1998 was $66.8 million or 43.3% of sales, as compared with $62.4 million or 44.2% of sales for fiscal 1997. The reduction in gross profit as a percentage of sales is primarily attributable to an increase in occupancy costs as a percent of sales reflecting the impact of fixed costs (such as rent and depreciation) against a decline in comparable store sales. Additionally, labor costs increased over the prior year. During periods of slower sales when technicians may not be fully productive, they receive a minimum base-level wage which increases labor as a percent of sales.

         Operating, selling, general and administrative expenses for fiscal 1998 increased by $4.4 million to $46.1 million and, as a percentage of sales, increased by .3% as compared to fiscal 1997. The increase in total dollars expended is due, among other things, to additional supervision and advertising expense in newly added stores and regions, greater costs related to the Company's continuing investment in training, and additional store expenses related to the growth in the number of stores. Although expenses increased during fiscal 1998 as compared to fiscal 1997, the growth rate of these expenses (10.5%) was lower than the percentage increase in the number of stores (12.5%) due to ongoing, concerted efforts by management to control costs and operate within budgetary constraints. Accounting for a portion of the cost reductions were decreases in bonus and profit sharing expenses. Since the Company did not attain the minimum required percentage of targeted profit performance, employee bonus payments were significantly reduced and were eliminated for executive officers, and profit sharing contributions were reduced. In addition, there was an increase, as a percent of sales, in the amount of cooperative advertising credits which the Company received during fiscal 1998 as compared to the previous year. Management was effective in improving various programs negotiated with vendors.

         Operating income in fiscal 1998 of $20.7 million, or 13.4% of sales, increased by $.1 million over the fiscal 1997 level of $20.6 million due to the factors discussed above.

         Interest expense, net of interest income, increased as a percent of sales from 2.3% in fiscal 1997 to 2.5% in fiscal 1998. The weighted average debt outstanding for the year ended March 31, 1998 was approximately $8.0 million greater than the amount outstanding for the year ended March 31, 1997. This was partially offset by a decrease in the weighted average interest rate of .3 of a percentage point.

         Other expense, net, at .2% of sales for the year ended March 31, 1998 decreased from .3% of sales for the year ended March 31, 1997. In the prior year, this line included carrying costs for the Company's former warehouse facility which was sold in the fourth quarter of fiscal 1997.

         The Company's effective tax rate was 40.3% of pre-tax income in fiscal 1998, as compared to 39.8% for fiscal 1997.

         Net income for fiscal 1998 decreased by $.3 million or 3.3% as compared to fiscal 1997 due to the factors discussed above.


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

         Other expense, net, at .3% of sales for the year ended March 31, 1997 remained unchanged as a percent of sales from the year ended March 31, 1996. This amount includes carrying costs for the Company's former warehouse facility which was sold in the fourth quarter of fiscal 1997.

         The Company's effective tax rate was 39.8% of pre-tax income in fiscal 1997 as compared to 39.6% for fiscal 1996.

         Net income for fiscal 1997 increased by $2.6 million or 33.8% over fiscal 1996, reflecting higher gross profit and lower operating expenses, partially offset by a higher effective tax rate.

YEAR 2000

         The Company is currently addressing a universal situation commonly referred to as the "Year 2000 Problem." The Year 2000 Problem relates to the inability of certain computer software programs to properly recognize and process date sensitive information relative to the year 2000 and beyond. During fiscal 1997, the Company developed a plan to devote the necessary resources to identify and modify systems impacted by the Year 2000 Problem, or implement new systems to become year 2000 compliant in a timely manner. The cost of executing this plan is not expected to have a material impact on the Company's results of operations or financial condition. In addition, the Company has contacted its major suppliers and vendors to ensure their awareness of the Year 2000 Problem. If the Company, its suppliers or vendors are unable to resolve issues related to the year 2000 on a timely basis, it could result in a material financial risk.

CAPITAL RESOURCES AND LIQUIDITY

         Capital Resources

         The Company's primary capital requirements for fiscal 1998 were the funding of its new store expansion program and the upgrading of facilities and systems in existing stores, totaling $25.6 million, and principal payments on long-term debt and capital leases of $60.6 million.

         In both fiscal years 1998 and 1997, these capital requirements were met by cash flow from operations and through the use of a Revolving Credit Facility. In fiscal year 1998, the Company also completed sale/leaseback transactions totalling $10.3 million.

         In fiscal 1999, in addition to the Acquired Speedy Stores, the Company intends to open approximately 30 new stores. Total capital required to open a new store ranges, on average (based upon the last three fiscal years' openings), from $233,000 to $877,000 depending on whether the store is leased, owned or land leased. Management believes that the Company has sufficient resources available (including cash and equivalents, cash flow from operations and bank financing) to expand its business as currently planned for the next several years.

         The Speedy Acquisition will be effected by a cash payment of $52 million (the "Purchase Price"). The Company is currently in negotiations to obtain financing from its primary lender in the form of a revised credit facility and a synthetic operating lease arrangement for a portion of the Purchase Price and additional working capital requirements. In addition, the Company is seeking financing from other sources to pay a portion of the Purchase Price.

         Liquidity

         At March 31, 1998, the Company had a $5.0 million line of credit for the purpose of issuing stand-by-letters of credit on an unsecured basis. The line requires fees aggregating .875% annually of the face amount of each stand-by-letter of credit, payable quarterly in advance. A total of $3.8 million of letters of credit were outstanding under this line at March 31, 1998.

         As of June 1, 1998, the Company had outstanding $1.8 million in principal amount of its 10.65% Senior Notes due 2000 (the "Senior Notes") with Massachusetts Mutual Life Insurance Company pursuant to a Senior Note Agreement. The fifth of six annual installments of principal of $1.8 million was paid on April l, 1998.

         Through February 1996, the Company had a real estate line of credit of $25.0 million to be used for the placement of store mortgages. This line was terminated in fiscal 1996 at the Company's initiative and replaced by a new unsecured Revolving Credit Facility.

         Prior to the termination of the real estate line, the Company had utilized $13.2 million for permanent mortgages. Any of these mortgages may be converted from a floating rate to a fixed rate loan during the first five years of its seven-year term. Interest is payable monthly. Equal monthly installments of principal are required based on 20-year amortization periods. During fiscal 1997, the Company completed the modification of its LIBOR-based mortgages, reducing the various interest rates to LIBOR plus 1.0%.

         In February 1996, the Company finalized an unsecured Revolving Credit Agreement with two banks. Under the terms of the Agreement, the Company may borrow at the prime rate or at a LIBOR-based rate which fluctuates quarterly based upon Company performance. The Company must pay a facility fee of .125% annually on the unused portion of the facility. In fiscal 1998, the Agreement was modified to increase the amount available under the facility from $30 million to $50 million and extend the term to March 2000. Principal payments begin in April 2000 in equal monthly installments based on a five-year amortization period.

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

         Certain of the Company's long-term debt agreements require, among other things, the maintenance of specified current ratios, interest and rent coverage ratios and amounts of tangible net worth, and also contain restrictions on dividend payments and capital expenditures. The Company was in compliance with these requirements at March 31, 1998, and does not believe that the covenants materially affect its business.

         As of March 31, 1998, the Company had cash and equivalents of $5.3 million.

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

         Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share", was issued in February 1997. This Statement establishes standards for computing and presenting earnings per share ("EPS"), and simplifies the standards previously found in APB Opinion No. 15 ("APB 15"). It replaces the presentation of primary EPS with a presentation of basic EPS, and also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. The Company adopted the Statement in fiscal 1998. Prior periods have been restated to reflect the new standard.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                           Page

Report of Independent Accountants.......................................... 26

Audited Financial Statements:
         Consolidated Balance Sheet at March 31, 1998 and 1997............. 27

         Consolidated Statement of Income for the three years
                  ended March 31, 1998..................................... 28

         Consolidated Statement of Changes in Shareholders'
                  Equity for the three years ended March 31, 1998.......... 29

         Consolidated Statement of Cash Flows for the three
                  years ended March 31, 1998............................... 30

         Notes to Consolidated Financial Statements........................ 31

Selected Quarterly Financial Information (Unaudited)....................... 46

                        REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and
Shareholders of
Monro Muffler Brake, Inc.


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Monro Muffler Brake, Inc. and its subsidiary at March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP
Rochester, New York
May 18, 1998

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                                                                                          MARCH 31,
                                                                                                          ---------
                                                                                                   1998              1997
                                                                                                   ----              ----
                                                                                                   (DOLLARS IN THOUSANDS)

ASSETS

Current assets:
    Cash and equivalents, including interest-bearing accounts of $5,315
      in 1998 and $6,438 in 1997                                                              $    5,315       $    6,438
    Trade receivables                                                                                841            1,128
    Inventories                                                                                   27,492           20,010
    Federal and state income taxes receivable                                                          0              296
    Deferred income tax asset                                                                      1,725            1,790
    Other current assets                                                                           4,115            2,935
                                                                                         ----------------   --------------
                Total current assets                                                              39,488           32,597
                                                                                         ----------------   --------------

Property, plant and equipment                                                                    165,839          151,906
    Less - Accumulated depreciation and amortization                                             (49,429)         (42,223)
                                                                                         ----------------   --------------
                Net property, plant and equipment                                                116,410          109,683
Other noncurrent assets                                                                            3,190            3,987
                                                                                         ================   -------------
                Total assets                                                                    $159,088         $146,267
                                                                                         ================   ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt                                                           $  3,582         $  3,128
    Trade payables                                                                                11,633            8,728
    Federal and state income taxes payable                                                             2                0
    Accrued interest                                                                                 233              270
    Accrued payroll, payroll taxes and other payroll benefits                                      3,764            4,260
    Accrued insurance                                                                              2,441            2,110
    Other current liabilities                                                                      4,316            4,522
                                                                                         ----------------   --------------
                Total current liabilities                                                         25,971           23,018

Long-term debt                                                                                    54,102           54,850
Other long-term liabilities                                                                          576               14
Deferred income tax liability                                                                      1,881            1,760
                                                                                         ----------------   --------------
                Total liabilities                                                                 82,530           79,642
                                                                                         ----------------   --------------

Commitments
Shareholders' equity:
    Class C Convertible Preferred Stock, $1.50 par value, $.227 and $.239 conversion value at March 31, 1998 and 1997, respectively; 150,000 shares authorized;
       91,727 shares issued and outstanding in 1998 and 1997                                         138              138
    Common Stock, $.01 par value, 15,000,000 shares authorized; 7,876,901 shares
      and 7,470,326 shares issued and outstanding in 1998 and 1997, respectively                      79               75
    Additional paid-in capital                                                                    29,284           22,190
    Retained earnings                                                                             47,057           44,222
                                                                                         ----------------   --------------
                Total shareholders' equity                                                        76,558           66,625
                                                                                         ----------------   --------------
                Total liabilities and shareholders' equity                                      $159,088         $146,267
                                                                                         ================   ==============



   The accompanying notes are an integral part of these financial statements.


MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF INCOME
-------------------------------------------------------------------------------------------------------------------------------

                                                                                              YEAR ENDED MARCH 31,
                                                                                     1998              1997             1996
                                                                                     ----              ----             ----
                                                                                          (DOLLARS IN THOUSANDS, EXCEPT
                                                                                                 PER SHARE DATA)

Sales                                                                                 $154,294        $141,169        $117,104
Cost of sales, including distribution and occupancy costs (a)                           87,510          78,792          66,236
                                                                                  -------------     -----------    ------------

Gross profit                                                                            66,784          62,377          50,868
Operating, selling, general and administrative expenses                                 46,120          41,749          35,299
                                                                                  -------------     -----------    ------------

Operating income                                                                        20,664          20,628          15,569
Interest expense, net of interest income of $87 in 1998, $23 in 1997,
    and $39 in 1996 (a)                                                                  3,829           3,224           2,637
Other expense, net                                                                         331             475             330
                                                                                  -------------     -----------    ------------

Income before provision for income taxes                                                16,504          16,929          12,602
Provision for income taxes                                                               6,650           6,738           4,988
                                                                                  -------------     -----------    ------------

Net income                                                                           $   9,854       $  10,191       $   7,614
                                                                                  =============     ===========    ============

Earnings per share:
       Basic                                                                        $     1.25      $     1.31       $    1.01
                                                                                  =============     ===========    ============
       Diluted                                                                      $     1.15      $     1.19       $     .90
                                                                                  =============     ===========    ============
Weighted average number of shares of common stock and common stock equivalents used in computing earnings per share:
       Basic                                                                             7,863           7,797           7,570
                                                                                  =============     ===========    ============
       Diluted                                                                           8,586           8,580           8,482
                                                                                  =============     ===========    ============


(a) Costs and expenses include charges for payments under operating and capital leases with affiliated parties totaling $1,786, $1,828, and $1,688 for the years ended March 31, 1998, 1997 and 1996, respectively.






   The accompanying notes are an integral part of these financial statements.



MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------


                                             CLASS C
                                           CONVERTIBLE                        ADDITIONAL
                                            PREFERRED          COMMON           PAID-IN         RETAINED
                                              STOCK             STOCK           CAPITAL         EARNINGS         TOTAL
                                              -----             -----           -------         --------         -----
                                                                        (DOLLARS IN THOUSANDS)



Balance at March 31, 1995                   $  138             $  65           $10,959            $37,007        $48,169

Net income                                                                                          7,614          7,614

Exercise of stock options                                                          104                               104


Stock dividend                                                     4             5,998             (6,002)
                                            ------            ------         ---------         -----------    ----------

Balance at March 31, 1996                      138                69            17,061             38,619         55,887




Net income                                                                                         10,191         10,191

Exercise of stock options                                          2               545                               547

Stock dividend                                                     4             4,584             (4,588)
                                            ------            ------         ---------         ----------    -----------

Balance at March 31, 1997                      138                75            22,190             44,222         66,625


Net income                                                                                          9,854          9,854

Exercise of stock options                                                           79                                79

Stock dividend                                                     4             7,015             (7,019)
                                            ------            ------         ---------         -----------    ----------

Balance at March 31, 1998                   $  138             $  79           $29,284            $47,057        $76,558
                                            =======           ======           ========        ==========     ==========














   The accompanying notes are an integral part of these financial statements.


MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------


                                                                                     YEAR ENDED MARCH 31,
                                                                           1998             1997               1996
                                                                           ----             ----               ----
                                                                                    (DOLLARS IN THOUSANDS)
                                                                                  INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
     Net income                                                           $9,854             $10,191          $   7,614
                                                                       ---------           ---------          ---------
     Adjustments to reconcile net income to net cash provided
         by operating activities -
         Depreciation and amortization                                     9,259               8,099              6,762
         Net change in deferred income taxes                                 186                 192               (266)
         Loss (gain) on disposal of property, plant and equipment             42                (100)                (1)
         Decrease (increase) in trade receivables                            287                 102               (174)
         Increase in inventories                                          (7,482)             (3,472)            (2,721)
         Increase in other current assets                                   (217)               (717)              (373)
         Increase in other noncurrent assets                                (441)                (63)              (462)
         Increase in trade payables                                        2,905               1,858              1,810
         (Decrease) increase in accrued expenses                            (524)              3,541                270
         Increase (decrease) in income taxes payable                         298                (278)                10
         Increase in other long-term liabilities                              17                   7                  6
                                                                       ---------           ---------          ---------
               Total adjustments                                           4,330               9,169              4,861
                                                                       ---------           ---------          ---------
               Net cash provided by operating activities                  14,184              19,360             12,475
                                                                       ---------           ---------          ---------

Cash flows from investing activities:
     Capital expenditures                                                (25,391)            (27,562)           (25,581)
     Proceeds from the sale of property, plant and
       equipment                                                          10,552                  97                 68
     Payment for purchase of miscellaneous acquisitions                                                          (2,416)
                                                                       ---------           ---------          ---------
               Net cash used for investing activities                    (14,839)            (27,465)           (27,929)
                                                                       ---------           ---------          ---------

Cash flows from financing activities:
     Proceeds from the sale of common stock                                   79                 547                104
     Proceeds from borrowings                                             60,099              58,220             38,514
     Principal payments on long-term debt and capital
       lease obligations                                                 (60,646)            (49,504)           (22,739)
                                                                       ---------           ---------          ---------
               Net cash (used for) provided by financing activities         (468)              9,263             15,879
                                                                       ---------           ---------          ---------

(Decrease) increase in cash                                               (1,123)              1,158                425
Cash at beginning of year                                                  6,438               5,280              4,855
                                                                       ---------           ---------          ---------
Cash at end of year                                                    $   5,315            $  6,438          $   5,280
                                                                       =========           =========          =========






   The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

BACKGROUND

Monro Muffler Brake, Inc. and its wholly owned subsidiary, Monro Service Corporation (the "Company"), had 350 automotive repair centers operating primarily in the northeast region of the United States as of March 31, 1998. The Company experienced a change in control during 1984 which was accounted for as a purchase and required the recording of a new basis for assets and liabilities.

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

Substantially all merchandise inventories are valued under the last-in, first-out (LIFO) method. Under the first-in, first-out (FIFO) method, these inventories would have been $426,000, $544,000 and $647,000 higher at March 31, 1998, 1997 and 1996, respectively. The FIFO value of inventory approximates the current replacement cost.

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

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
ADVERTISING

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

Advertising expense for the years ended March 31, 1998, 1997 and 1996 was not material to these financial statements.

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

EARNINGS PER SHARE

In fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Prior periods have been restated to reflect the new standard. All share and per share amounts have also been restated to reflect the five percent stock dividends paid in August 1997, 1996 and 1995 (Note 8).

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

NOTE 2 - SUBSEQUENT EVENT:  PENDING ACQUISITION OF SPEEDY U.S.A. STORES

In April 1998, the Company signed a definitive agreement with Speedy Muffler King Inc. of Toronto, Canada to acquire 192 company-operated and 13 franchised Speedy stores in the United States. The all-cash purchase transaction will be affected by the payment of $52 million and is subject to customary terms and conditions, including the obtaining of necessary consents and the Company's securing of financing necessary to consummate the transaction. The transaction is expected to close in August 1998.

In May 1998, the Company received a favorable determination under the Hart-Scott-Rodino Act.

Although the 205 Speedy stores are in the same general markets in which the Company competes, the Company's and Speedy's locations are mainly situated in non-overlapping areas. The Company expects to close less than 20 underperforming Speedy stores.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

An investment banking firm associated with a principal shareholder/director of the Company is serving as consultant to the Company in connection with the acquisition and related financing (Note 11).

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

The major classifications of property, plant and equipment are as follows:


                                             MARCH 31, 1998                                   MARCH 31, 1997
                                             --------------                                   --------------
                               OWNED             LEASED           TOTAL             OWNED         LEASED         TOTAL
                               -----             ------           -----             -----         ------         -----
                                                                  (DOLLARS IN THOUSANDS)

Land                             $23,772                          $  23,772        $  21,398                      $21,398

Buildings and
   improvements                   76,062            $6,838           82,900           67,751        $6,838         74,589
Equipment, signage
   and fixtures                   47,379                82           47,461           43,773            82         43,855
Vehicles                           7,184               620            7,804            6,527           385          6,912
Construction-in-
   progress                        3,902                              3,902            5,152                        5,152
                           --------------    --------------   --------------      -----------    ----------    -----------
                                 158,299             7,540          165,839          144,601         7,305        151,906
     Less - Accumulated
       depreciation and
       amortization               45,712             3,717           49,429           38,358         3,865         42,223
                           --------------    --------------   --------------      -----------    ----------    -----------
                                $112,587            $3,823         $116,410         $106,243        $3,440       $109,683
                           ==============    ==============   ==============      ===========    ==========    ===========


Interest costs capitalized aggregated $448,000 in 1998 and $568,000 in 1997.

Amortization expense recorded under capital leases totaled $434,000, $398,000 and $360,000 for the years ended March 31, 1998, 1997 and 1996, respectively.

NOTE 4 - OTHER NONCURRENT ASSETS

Other noncurrent assets consist of the following:


                                                           MARCH 31,
                                                           ---------
                                                      1998          1997
                                                      ----          ----
                                                     (DOLLARS IN THOUSANDS)
Mortgage receivable                                                $   975
Deferred debt issuance costs                          $  374           460
Non-compete agreements                                   485           544
Investment in limited partnership                        326           339
Goodwill                                               1,454         1,342
Acquisition-related costs                                223
Other                                                    328           327
                                                    --------        -------
                                                      $3,190        $3,987
                                                    ========        =======


Accumulated amortization associated with noncurrent assets at March 31, 1998 and 1997 amounted to $1,837,000 and $1,562,000, respectively.

Goodwill is being amortized on a straight-line basis over periods ranging from 5 to 20 years.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5 - LONG-TERM DEBT

Long-term debt consists of the following:


                                                                                                     MARCH 31,
                                                                                                     ---------
                                                                                               1998              1997
                                                                                               ----              ----
                                                                                                (DOLLARS IN THOUSANDS)

    Revolving Credit Facility                                                                 $34,800          $30,000
    Line of Credit                                                                                               1,800
    10.65% Senior Notes, due in installments through fiscal year 2000                           3,667            5,500
    Mortgage Notes Payable, LIBOR plus 1.0%, secured by store properties, due
       in installments through 2003 (a)                                                         9,018            9,578
    Mortgage Note Payable, LIBOR plus .8%, secured by new warehouse and
       office building, due in installments through 2006 (a)                                    2,607            2,755
    Term loan financing, LIBOR plus .8%, secured by new warehouse and
       office building, due in installments through 2004 (a)                                      517              609
    Mortgage Note Payable, non-interest bearing, secured by new warehouse and office
       land, due in one installment in 2015                                                       660              660
    Other mortgages and notes, prime plus .75% to 8.0%, partially secured by store
       properties and equipment, due in installments through 2008 (a)                           1,225            1,763
    Obligations under capital leases, 6.0% to 16.8%, secured by store properties and
       certain equipment, due in installments through 2012                                      5,190            5,330

                                                                                         -------------    -------------
                                                                                               57,684           57,995
         Less - Unamortized debt discount (b)                                                                       17
                                                                                         -------------    -------------
                                                                                               57,684           57,978
         Less - Current portion                                                                 3,582            3,128
                                                                                         -------------    -------------

                                                                                              $54,102          $54,850
                                                                                         =============    =============

(a) The prime rate at March 31, 1998 was 8.5%. The London Interbank Offered Rate (LIBOR) at March 31, 1998 was 5.69%.

(b) The debt discount is the result of valuing the debt at fair market value as of the 1984 purchase date.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

At March 31, 1998, the Company has a $5.0 million line of credit for the purpose of issuing stand-by-letters of credit on an unsecured basis. The line requires fees aggregating .875% annually of the face amount of each stand-by-letter of credit, payable quarterly in advance. A total of $3.8 million of letters of credit were outstanding under this line at March 31, 1998.

Through February 1996, the Company had a real estate line of credit of $25.0 million to be used for the placement of store mortgages. The real estate line of credit was terminated in fiscal 1996 at the Company's initiative and replaced by a new Revolving Credit facility.

Prior to the termination of the real estate line of credit, the Company had utilized $13.2 million for permanent mortgages. Any of these mortgages may be converted from a floating rate to a fixed rate loan during the first five years of its seven-year term. Interest is payable monthly. Equal monthly installments of principal are required based on 20-year amortization periods. During fiscal 1997, the Company completed the modification of its LIBOR-based mortgages, reducing the various interest rates to LIBOR plus 1.0%.

In February 1996, the Company finalized an unsecured Revolving Credit Agreement with two banks. Under the terms of the Agreement, the Company may borrow at the prime rate or at a LIBOR-based rate which fluctuates quarterly dependent upon Company performance. The Company must pay a facility fee of .125% annually on the unused portion of the commitment. In fiscal 1998, the Agreement was modified to increase the amount available under the facility from $30 million to $50 million and extend the term to March 2000. Principal payments begin in April 2000 in equal monthly installments based on a five-year amortization period.

The Company has available an unsecured line of credit of $7.5 million under a short-term borrowing agreement at the lower of the prime rate or other rate options available at the time of borrowing. There are no commitment fees associated with this line of credit. Based upon the Company's ability and intent to refinance the amount outstanding under the line of credit with its expanded Revolving Credit facility, the $1.8 million balance was classified as long-term debt at March 31, 1997.

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

Certain of the Company's long-term debt agreements require, among other things, the maintenance of specified current ratios, interest and rent coverage ratios and amounts of tangible net worth, and also contain restrictions on dividend payments and capital expenditures. The Company is in compliance with these requirements at March 31, 1998. These agreements permit mortgages and specific financing lease arrangements with other parties with certain limitations.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Aggregate debt maturities over the next five years and thereafter are as follows:


                                           CAPITAL LEASES
                                           --------------
                                      AGGREGATE         IMPUTED       ALL OTHER
          YEAR ENDED MARCH 31,          AMOUNT          INTEREST          DEBT            TOTAL
          --------------------          ------          --------          ----            -----
                                                 (DOLLARS IN THOUSANDS)

                  1999                    $1,197          $(806)          $3,191        $  3,582
                  2000                     1,172           (749)           3,855           4,278
                  2001                     1,178           (682)           9,891          10,387
                  2002                     1,147           (599)           8,967           9,515
                  2003                       877           (523)           9,894          10,248
                  Thereafter               5,013         (2,035)          16,696          19,674
                                                                                       ----------
                            Total                                                        $57,684
                                                                                       ==========



NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments consisted of the following:


                                                          MARCH 31, 1998                                MARCH 31, 1997
                                                          --------------                                --------------
                                                    CARRYING               FAIR                CARRYING                 FAIR
                                                     AMOUNT                VALUE               AMOUNT                   VALUE
                                                     ------                -----               ------                   -----
                                                                                 (DOLLARS IN THOUSANDS)

Long-term debt, including current portion           $52,494              $52,224               $52,665                $52,284


The carrying amount of cash and cash equivalents approximates fair value because their maturity is generally less than one year in duration. Fair value of long-term debt was estimated using either quoted market prices for the same or similar issues, or the current rates offered to the Company for debt with similar maturities.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7 - INCOME TAXES

The components of the provision (benefit) for income taxes are as follows:


                                                        YEAR ENDED MARCH 31,
                                                        --------------------
                                                  1998           1997         1996
                                                  ----           ----         ----
                                                       (DOLLARS IN THOUSANDS)

Currently payable -
     Federal                                       $5,435        $5,418        $4,340
     State                                          1,029         1,128           908
                                                ----------     ---------     ---------
                                                    6,464         6,546         5,248
Deferred -
     Federal                                          154           159          (219)
     State                                             32            33           (41)
                                                ----------     ---------     ---------
                                                      186           192          (260)
                                                ----------     ---------     ---------
               Total                               $6,650        $6,738        $4,988
                                                ==========     =========     =========


Deferred tax (liabilities) assets are comprised of the following:


                                                                    YEAR ENDED MARCH 31,
                                                                    --------------------
                                                       1998                 1997          1996
                                                       ----                 ----          ----
                                                                 (DOLLARS IN THOUSANDS)

    Property and equipment basis differences              $(2,232)       $(2,014)       $(1,352)
    Prepaid expenses                                         (486)          (397)          (316)
    Tax shelter investment                                   (302)          (287)          (263)
    Installment sale                                         (180)          (265)
    Other                                                    (193)           (79)           (33)
                                                      -------------   ------------    -----------

Gross deferred tax liabilities                             (3,393)        (3,042)        (1,964)
                                                      -------------   ------------    -----------

    Capital leases                                            780             755            527
    Insurance accruals                                        959             798            605
    Inventory reserves                                         93              43             65
    Vacation accrual                                          210             174            166
    Warranty and other reserves                               864           1,034            551
    Other                                                     331             268            272
                                                      ------------    ------------    -----------

Gross deferred tax assets                                   3,237           3,072          2,186
                                                      ------------    ------------    -----------

Net deferred tax (liability) asset                      $   (156)        $     30       $    222
                                                      ============    ============    ===========

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
A reconciliation between the U. S. federal statutory tax rate and the effective tax rate reflected in the accompanying financial statements is as follows:


                                                                     YEAR ENDED MARCH 31,
                                                                     --------------------
                                                1998                         1997                           1996
                                                ----                         ----                           ----
                                        AMOUNT       PERCENT        AMOUNT         PERCENT          AMOUNT        PERCENT
                                        ------       -------        ------         -------          ------        -------
                                                                      (DOLLARS IN THOUSANDS)

Federal income tax based on
   statutory tax rate applied
   to income before taxes                $5,722         34.7         $5,883            34.8          $4,311           34.2
State income tax, net of
   federal income tax benefit               693          4.2            758             4.5             570            4.5
Other                                       235          1.4             97              .5             107             .9
                                    -----------      -------    -----------     -----------     -----------    -----------
                                         $6,650         40.3         $6,738            39.8          $4,988           39.6
                                    ===========      =======    ===========     ===========     ===========    ===========




NOTE 8 - CONVERTIBLE PREFERRED STOCK AND COMMON STOCK

A summary of the changes in the number of shares of Class C preferred stock and common stock is as follows:



                                              COMMON                 CLASS C
                                               STOCK          CONVERTIBLE PREFERRED
                                              SHARES                  STOCK
                                            ------------    ---------------------------

Balance at March 31, 1996                     6,914,835                 91,727
Stock options exercised                         209,826
Stock dividend                                  345,665
                                            ------------             ----------
Balance at March 31, 1997                     7,470,326                 91,727
Stock options exercised                          33,151
Stock dividend                                  373,424
                                            ------------             ----------
Balance at March 31, 1998                     7,876,901                 91,727
                                            ============             ==========

On May 14, 1997, the Board of Directors declared a five percent stock dividend on the Company's common stock, paid August 4, 1997, to shareholders of record as of June 20, 1997. The Company also paid a five percent stock dividend on August 5, 1996, to shareholders of record as of June 21, 1996, and on August 7, 1995, to shareholders of record as of June 23, 1995. All share and per share information included in the accompanying financial statements and notes have been adjusted to give retroactive effect to these dividends.

Additionally, in accordance with antidilution provisions of the Class C convertible preferred stock, the conversion value of the preferred stock was restated to $.227 per share.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Holders of at least 60% of the Class C preferred stock must approve any action authorized by the holders of common stock. In addition, there are certain restrictions on the transferability of shares of Class C preferred stock.

Under the 1984 and 1987 Incentive Stock Option Plans, 693,021 shares (as retroactively adjusted for the five percent stock dividends) of the common stock were reserved for issuance to officers and key employees. The 1989 Incentive Stock Option Plan authorized an additional 165,005 shares (as retroactively adjusted for the five percent stock dividends) for issuance.

In January 1994, May 1995 and May 1997, the Board of Directors authorized an additional 245,532, 104,737 and 200,000 shares, respectively (as retroactively adjusted for the stock dividends), for issuance under the 1989 Plan. These amounts were approved by shareholders in August 1994, August 1995 and August 1997, respectively.

Generally, options vest with respect to 60% of the shares of common stock subject thereto three years after the date of grant. Options on 50% of the remaining shares vest on the fourth anniversary of the date of grant, and the balance vests on the fifth anniversary of the date of grant.

The outstanding options have a duration of ten years and are exercisable through February 2008.

A summary of changes in outstanding stock options (as retroactively adjusted for the five percent stock dividends) is as follows:


                                         WEIGHTED
                                         AVERAGE                                                                          AVAILABLE
                                      EXERCISE PRICE                    OUTSTANDING             EXERCISABLE               FOR GRANT
                                      --------------                    -----------             -----------               ---------

AT MARCH 31, 1995                      $   5.79                          530,436                   391,026                  202,600

Authorized                                                                                                                  104,737
Granted                                $  13.80                          174,636                                           (174,636)

Became exercisable                                                                                  23,031
Exercised                              $   1.68                          (62,971)                  (62,971)

Canceled                               $  13.31                           (3,590)                   (1,702)                   3,590

Rounding for stock dividend                                                   10                                                  1
                                                                     ------------              ------------              -----------
AT MARCH 31, 1996                      $   8.34                          638,521                   349,384                  136,292


Granted                                $  14.70                          118,239                                           (118,239)

Became exercisable                                                                                  54,215
Exercised                              $   2.49                         (220,317)                 (220,317)

Canceled                               $  14.19                          (22,072)                                            22,072

Rounding for stock dividend                                                                                                      (3)


                                                                     ------------              ------------              -----------
AT MARCH 31, 1997                      $  12.07                          514,371                   183,282                   40,122


Authorized                                                                                                                  200,000
Granted                                $  14.17                          124,175                                           (124,175)
Became exercisable                                                                                  51,102
Exercised                              $   2.41                          (33,151)                  (33,151)
Canceled                               $  14.24                         (206,473)                  (8,946)                   206,473
Rounding for stock dividend                                                    5
                                                                     ------------              ------------              -----------
AT MARCH 31, 1998                      $  12.40                          398,927                   192,287                  322,420
                                                                     ============              ============              ===========

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The following table summarizes information about fixed stock options outstanding at March 31, 1998:


                                             Options Outstanding                   Options Exercisable

                                                 Weighted       Weighted                           Weighted
                                                  Average        Average                            Average
      Range of                 Shares            Remaining      Exercise           Shares          Exercise
  Exercise Prices           Under Option           Life           Price         Under Option         Price

------------------------------------------------------------------------------------------------------------

  $ 1.00 - $10.00               59,205             2.42          $ 4.88             59,205          $ 4.88
  $10.01 - $15.00              281,224             7.46          $13.22            107,714          $12.71
  $15.01 - $19.75               58,498             7.29          $16.07             25,368          $15.74

------------------------------------------------------------------------------------------------------------


In August 1994, subject to the approval of shareholders in August 1995, the Board of Directors authorized a non-employee directors' stock option plan. The plan initially reserved 63,669 shares of common stock (as retroactively adjusted for the five percent stock dividends), and provides for (i) the grant to each non-employee director as of August 1, 1994 of an option to purchase 2,894 shares of the Company's common stock (as retroactively adjusted for the five percent stock dividends) and (ii) the annual grant to each non-employee director of an option to purchase 2,894 shares (as retroactively adjusted for the five percent stock dividends) on the date of the annual meeting of shareholders beginning in 1995. The options expire ten years from the date of grant and have an exercise price equal to the fair market value of the Company's common stock on the date of grant. Options vest immediately upon issuance.

In May 1997, the Board of Directors authorized an additional 65,000 shares for issuance under the Plan, which were approved by shareholders in August 1997.

A summary of changes in these stock options is as follows:


                                OPTION PRICE                                                            AVAILABLE
                                 PER SHARE             OUTSTANDING            EXERCISABLE               FOR GRANT
                                 ---------             -----------            -----------               ---------


AT MARCH 31, 1995                     $14.85              20,258                 20,258                     43,410

Granted                               $13.38              20,258                 20,258                    (20,258)
                                                        ---------              ---------               ------------
AT MARCH 31, 1996            $13.38 - $14.85              40,516                 40,516                     23,152

Granted                               $17.86              20,258                 20,258                    (20,258)
                                                        ---------              ---------               ------------
AT MARCH 31, 1997            $13.38 - $17.86              60,774                 60,774                      2,894

Authorized                                                                                                  65,000
Granted                               $16.88              20,258                 20,258                    (20,258)
                                                        ---------              ---------               ------------
AT MARCH 31, 1998            $13.38 - $17.86              81,032                 81,032                     47,636
                                                        =========              =========               ============


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

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

SFAS 123 requires disclosure of pro forma net income and pro forma net income per share as if the fair value-based method had been applied in measuring compensation cost for the stock-based awards granted subsequent to fiscal year 1995. Management believes that 1998 and 1997 pro forma amounts are not representative of the effects of stock-based awards on future pro forma net income and pro forma earnings per share because those pro forma amounts exclude the pro forma compensation expense related to unvested stock options granted before fiscal 1996.

Reported and pro forma net income and earnings per share amounts are set forth below:


                                                         YEAR ENDED MARCH 31,
                                                         --------------------
                                                  1998           1997           1996
                                                  ----           ----           ----
                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Net income
  As reported                                     $9,854       $ 10,191       $  7,614
  Pro forma                                        9,602         10,000          7,505

Earnings per share - diluted
  As reported                                     $ 1.15       $   1.19       $    .90
  Pro forma                                         1.12           1.16            .88

The weighted average fair value per option at the date of grant for options granted during fiscal 1998, 1997 and 1996 was $7.03, $8.61 and $6.77, respectively.

The fair values of the options granted were estimated on the date of their grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

                                                          YEAR ENDED MARCH 31,
                                                          --------------------
                                                1998             1997            1996
                                                ----             ----            ----

Risk free interest rate                         5.85%            6.38%           6.19%
Expected life                                 9 years          9 years         9 years
Expected volatility                             25.0%            26.0%           26.0%
Expected dividend yield                            0%               0%              0%


Forfeitures are recognized as they occur.

NOTE 9 - OPERATING LEASES AND OTHER COMMITMENTS

The Company leases retail facilities and store equipment under noncancellable lease agreements which expire at various dates through fiscal year 2013. In addition to stated minimum payments, certain real estate leases have provisions for contingent rentals when retail sales exceed specified levels. Generally, the leases provide for renewal for various periods at stipulated rates. Most of the facilities' leases require payment of property taxes, insurance and maintenance costs in addition to rental payments, and several provide an option to purchase the property at the end of the lease term.

During fiscal 1998, the Company entered into an agreement for the sale/leaseback of certain stores, and into a second agreement for the sale/leaseback of store equipment. The Company has lease renewal options under the real estate agreement at projected future fair market values, and has both purchase and renewal options under the equipment lease agreement.

At March 31, 1998, real estate with net book values totaling $5.8 million and equipment with net book values totaling $3.9 million have been removed from the balance sheet. Respective gains realized of $.1 million and $.5 million have been deferred and are being credited to income as rent expense adjustments over the lease terms.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Future minimum payments required under noncancellable leases are as follows:


                                                     AMOUNT
                                                     ------
YEAR ENDED MARCH 31,                         (DOLLARS IN THOUSANDS)
--------------------                         ----------------------

   1999                                             $ 10,030
   2000                                                9,958
   2001                                                9,460
   2002                                                8,473
   2003                                                7,406
   Thereafter                                         28,664
                                                     -------
         Total                                       $73,991
                                                     =======

Rent expense under operating leases totaled $7,944,000, $6,965,000 and $5,500,000 in 1998, 1997 and 1996, respectively, including contingent rentals of $589,000, $649,000 and $511,000 in each respective year.

The Company has an employment agreement with its interim Chief Executive Officer. The Agreement, which commenced in February 1998, requires full-time services of the Executive during the "Interim Term", defined as the period during which the Executive serves as Chief Executive Officer. The "Interim Term" may not be extended beyond six months without the Executive's consent. The Agreement provides that subsequent to the "Interim Term", the Executive will continue in the employ of the Company, providing consulting services, at a reduced salary through February 2003. The Agreement includes a covenant against competition with the Company for two years after termination.

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

Pension cost included the following components:


                                                                   YEAR ENDED MARCH 31,
                                                                   --------------------
                                                               1998        1997        1996
                                                               ----        ----        ----
                                                                  (DOLLARS IN THOUSANDS)

Service cost - benefits earned during the period               $  280     $   259     $   230
Interest cost on projected benefit obligation                     315         293         277
Return on plan assets                                            (290)       (271)       (227)
Amortization of net transition asset                               (5)          4          14
                                                             --------     -------     -------

Net pension cost                                                $ 300     $   285     $   294
                                                             ========     =======     =======

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The plan's funded status was as follows:


                                                                            MARCH 31,
                                                                            ---------
                                                                       1998           1997
                                                                       ----           ----
                                                                      (DOLLARS IN THOUSANDS)

Actuarial present value of benefit obligation:
   Vested benefit obligation                                        $(3,900)        $(3,382)
                                                                    ========      ==========
   Accumulated benefit obligation                                   $(4,150)        $(3.590)
                                                                    ========      ==========

Projected benefit obligation                                        $(5,080)        $(4,325)
Plan assets at fair value                                             4,395           3,566
                                                                    --------      ----------

Projected benefit obligation in excess of plan assets                  (685)           (759)
Unrecognized net loss                                                 1,030             622
Unrecognized prior service cost                                          20              24
Unrecognized net transition asset                                      (115)           (146)
                                                                    --------      ----------

Pension asset (liability) at March 31                               $   250         $  (259)
                                                                    ========        ========



The projected benefit obligation at March 31, 1998 and 1997 assumed discount rates of 7.0% and 7.5%, respectively. Increase in future compensation levels was assumed to be 5% in 1998 and 1997. The assumed long-term rate of return on plan assets at March 31, 1998 and 1997 was 8%.

The unrecognized transition asset is being amortized over fifteen years beginning April 1, 1988. The unrecognized prior service cost is being amortized over fifteen years beginning April 1, 1990.

The Company also has a profit sharing plan which covers full-time employees who meet the age and service requirements of the plan. The annual contribution to the plan is at the discretion of the Compensation and Benefits Committee of the Board of Directors and, before annual forfeitures which reduce the annual contribution, totaled $419,000 and $500,000 for the years ended March 31, 1998 and 1997, respectively. No contribution was made for the year ended March 31, 1996.

The Company's management bonus plan provides for the payment of annual cash bonus awards to participating employees, as selected by the Board of Directors, based primarily on the Company's attaining pre-tax income targets established by the Board of Directors. Charges to expense applicable to the management bonus plan totaled $210,000, $779,000 and $104,000 for the years ended March 31, 1998, 1997 and 1996 respectively. Because the Company did not attain a minimum required percentage of targeted profit performance in fiscal 1998 and 1996, expense for those years does not include any bonus amounts for executive officers.

NOTE 11 - RELATED PARTY TRANSACTIONS

Certain (a) principal shareholders/directors of the Company, (b) partnerships in which such persons have interests or (c) trusts of which members of their families are beneficiaries are lessors of certain facilities to the Company. Payments under such operating and capital leases amounted to $1,786,000, $1,828,000 and $1,688,000 for the years ended March 31, 1998, 1997 and 1996, respectively. Amounts payable under these lease agreements totaled $82,000 and $88,000, respectively, at March 31, 1998 and 1997.

No related party leases, other than renewals or modifications of leases on existing stores, have been entered into since May 1989 and no new leases are contemplated.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Effective July 1991, the Company entered into a management agreement with an investment banking firm associated with a principal shareholder/director of the Company to provide financial advice. The agreement provides for an annual fee of $160,000, plus reimbursement of out-of-pocket expenses. During fiscal 1998, 1997 and 1996, the Company incurred fees of $160,000 annually under this agreement. In addition, this investment banking firm, from time to time, provides additional investment banking services to the Company for customary fees. This firm is providing financial advisory services to the Company in connection with the acquisition of and financing for Speedy Muffler King Inc. (Note 2).

NOTE 12 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following transactions represent noncash investing and financing activities during the periods indicated:

YEAR ENDED MARCH 31, 1998

In connection with the declaration of a five percent stock dividend (Note 8), the Company increased common stock and additional paid-in capital by $4,000 and $7,015,000, respectively, and decreased retained earnings by $7,019,000.

Capital lease obligations of $236,000 were incurred under various lease agreements.

In anticipation of payment-in-full from a mortgagor for its former headquarters property, the Company reclassified $963,000 from other noncurrent assets to other current assets.

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

In connection with the acquisition of several automotive repair stores, liabilities were assumed as follows:


                                                          (DOLLARS IN
                                                           THOUSANDS)

     Fair value of assets acquired                           $2,835
     Cash paid                                                2,416
                                                           ---------
          Liabilities assumed                                $  419
                                                           =========

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                               YEAR ENDED MARCH 31,
                                               --------------------
                                          1998         1997         1996
                                          ----         ----         ----
                                             (DOLLARS IN THOUSANDS)
Cash paid during the year:
   Interest, net                         $4,247        $3,867      $3,205
   Income taxes, net                     $6,166        $6,823      $5,244


NOTE 13 - LITIGATION


The Company and its subsidiary are involved in legal proceedings, claims and litigation arising in the ordinary course of business. It is possible that the outcome of such current legal proceedings could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period. However, in the opinion of management, these matters will not materially affect the Company's consolidated financial position.


NOTE 14 - SUBSEQUENT EVENT

On May 13, 1998, the Board of Directors declared a five percent stock dividend, payable June 18, 1998, to common stockholders of record as of June 8, 1998. Shares of common or preferred stock included in the accompanying financial statements and notes have not been adjusted to reflect this dividend.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth income statement data by quarter for the fiscal years ended March 31, 1998 and 1997.


                                                            QUARTER ENDED
                                                            -------------
                                          JUNE 30,      SEPT.30,      DEC.31,    MARCH 31,
                                            1997          1997         1997        1998
                                            ----          ----         ----        ----
                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Sales..... ............................... $40,773      $41,540      $36,336      $35,645
Cost of sales including distribution
  and occupancy costs.....................  22,631       23,231       20,996       20,652
                                           -------      -------      -------      -------
Gross profit..............................  18,142       18,309       15,340       14,993
Operating, selling, general
  and administrative expenses.............  11,492       11,735       11,409       11,484
                                           -------      -------      -------      -------
Operating income..........................   6,650        6,574        3,931        3,509
Interest expense - net....................     868          903        1,005        1,053
Other expense.............................      85           86           95           65
                                           -------      -------      -------      -------
Income before provision for income taxes..   5,697        5,585        2,831        2,391
Provision for income taxes................   2,280        2,233        1,131        1,006
                                           -------      -------      -------      -------
Net income................................ $ 3,417      $ 3,352      $ 1,700      $ 1,385
                                           =======      =======      =======      =======
Basic earnings per share (b).............. $   .44      $   .43      $   .22      $   .18
Diluted earnings per share (a)(b)......... $   .40      $   .39      $   .20      $   .16
Weighted average number of shares of
  common stock and common stock
  equivalents used in computing earnings
  per share (b):              Basic.......   7,850        7,867        7,867        7,867
                              Diluted.....   8,606        8,608        8,557        8,586

                                            1996          1996         1996        1997
                                            ----          ----         ----        ----
                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Sales..................................... $37,745      $37,799      $33,560      $32,065
Cost of sales including distribution
  and occupancy costs.....................  20,666       20,291       19,867       17,968
                                           -------      -------      -------      -------
Gross profit..............................  17,079       17,508       13,693       14,097
Operating, selling, general
  and administrative expenses.............  10,645       10,386        9,978       10,740
                                           -------      -------      -------      -------
Operating income..........................   6,434        7,122        3,715        3,357
Interest expense - net....................     814          851          837          722
Other expense.............................      16           55          205          199
                                           -------      -------      -------      -------
Income before provision for income taxes..   5,604        6,216        2,673        2,436
Provision for income taxes................   2,225        2,474        1,064          975
                                           -------      -------      -------      -------
Net income................................ $ 3,379      $ 3,742      $ 1,609      $ 1,461
                                           =======      =======      =======      =======
Basic earnings per share (b).............. $   .44      $   .48      $   .21      $   .19
Diluted earnings per share (a)(b)......... $   .40      $   .43      $   .19      $   .17
Weighted average number of shares of
  common stock and common stock
  equivalents used in computing earnings
  per share (b):           Basic..........   7,670        7,832        7,843        7,844
                           Diluted........   8,540        8,620        8,569        8,590

(a) Earnings per share for each period was computed by dividing net income by the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during the respective quarters.

(b) All share and per share information has been adjusted to give retroactive effect to the five percent stock dividends paid in August 1997, August 1996 and in August 1995.

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

          REPORTS ON FORM 8-K
          A report on Form 8-K was filed on February 23, 1998 reporting the resignation of Lawrence C. Day as President and Chief Executive Officer and the appointment of Jack M. Gallagher as the interim President and Chief Executive Officer of the Company.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        MONRO MUFFLER BRAKE, INC.
                        (Registrant)

                        By /s/ Jack M. Gallagher
                          -------------------------------------
                           Jack M. Gallagher
                           President and Chief Executive Officer

Date: June 29, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of June 29, 1998.

Signature                   Title
---------                   -----

/s/ Catherine D'Amico       Senior Vice President-Finance, Chief
------------------------    Financial Officer and Treasurer
Catherine D'Amico           (Principal Financial and Accounting
                            Officer)


Burton S. August*           Director

Charles J. August*          Director

Robert W. August*           Director

Frederick M. Danziger*      Director

Donald Glickman*            Director

Peter J. Solomon*           Director

Lionel B. Spiro*            Director

W. Gary Wood*               Director

                          *By   /s/ Jack M. Gallagher
                              ----------------------------------
                                Jack M. Gallagher
                                Chief Executive Officer,
                                Director and as Attorney-in-Fact

                                INDEX TO EXHIBITS
                                -----------------

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

4.01* Revolving Credit Agreement, dated February 7, 1996, among Monro Muffler Brake, Inc., as borrower, and The Chase Manhattan Bank, N.A. and Fleet Bank as lenders, and The Chase Manhattan Bank, N.A. as agent. (1996 Form 10-K, Exhibit No. 4.01)

4.01a* Amendment One to Credit Agreement among the Chase Manhattan Bank, Fleet Bank, and the Company, dated June 25, 1997. (June 1997 Form 10-Q, Exhibit 10.1)

4.02* Senior Note Agreement, dated March 1, 1989, between the Company and Massachusetts Mutual Life Insurance Company. (Form S-1, Exhibit No. 4.02)

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

10.02* 1987 Employees' Incentive Stock Option Plan, as amended through December 23, 1992. (Form S-8, Exhibit No. 4-2)**

10.03* 1989 Employees' Incentive Stock Option Plan, as amended through December 23, 1992. (Form S-8, Exhibit No. 4-3)**

10.03a* Amendment, dated as of January 25, 1994, to 1989 Employees' Incentive Stock Option Plan. (1994 Form 10-K, Exhibit No. 10.03a)**

10.03b* Amendment, dated as of May 17, 1995 to the 1989 Employees' Incentive Stock Option Plan (1995 Form 10-K, Exhibit No. 10.03) **

10.03c* Amendment, dated as of May 14, 1997 to the 1989 Employees' Incentive Stock Option Plan (1997 Form 10-K, Exhibit No. 10.03c)**

10.03d Amendment, dated as of January 29, 1998 to the 1989 Employees' Incentive Stock Option Plan**
---------------------

Exhibit No.  Page   Document
-----------  ----   --------


10.04* Retirement Plan of the Company, as amended and restated effective as of April 1, 1989. (September 1993 Form 10-Q, Exhibit No. 10)**

10.05* Profit Sharing Plan, amended and restated as of April 1, 1993. (1995 Form 10-K, Exhibit No. 10.05) **

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

---------------------

Exhibit No.  Page   Document
-----------  ----   --------


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

10.26* Lease, effective May 1, 1979, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and Assignment of Lease, dated June 7, 1991, among Charles J. August, Burton
                    S. August and Sheldon A. Lane and AA & L Associates, L.P., with respect to Shop No. 23. (Form S-1, Exhibit No. 10.28)
---------------------

Exhibit No.  Page   Document
-----------  ----   --------


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

10.32        62     Lease, dated March 3, 1997, between August, August and Lane of Rochester, LLC, with respect to Store No. 31.

10.33* Modification and Extension Agreement, dated August 12, 1991, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, and assigned by Mssrs. August, August and Lane to August, August and Lane of Rochester, LLC, effective January 2, 1996, with respect to Shop No. 33. (1992 Form 10-K, Exhibit No. 10.35)

10.34* Lease, effective December 1, 1981, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and assigned by Mssrs. August, August and Lane to August, August and Lane of Rochester, LLC, effective January 2, 1996, with respect to Shop No. 34. (Form S-1, Exhibit No. 10.36)
---------------------

Exhibit No.  Page   Document
-----------  ----   --------


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

10.40* Lease, effective October 1, 1985, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated as of July 11, 1984, and Assignment of Lease, dated June 7, 1991, among Burton S. August, as Trustee, and Lane, August, August Trust, and assigned by Lane, August, August Trust to Lane, August, August LLC, effective January 2, 1996, with respect to Shop No. 48. (Form S-1, Exhibit No. 10.42)

10.41* Lease, dated as of January 1, 1984, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and assigned by Mssrs. August, August and Lane to AA & L Associates, L.P., effective January 2, 1996, with respect to Shop No. 49. (Form S-1, Exhibit No. 10.43)
---------------------

Exhibit No.  Page   Document
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

10.48*              Lease, dated July 1, 1982, among Charles J. August, Burton
                    S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, with respect to Shop No. 58. (Form S-1, Exhibit No. 10.50)

10.49* Modification and Extension Agreement, dated August 12, 1991, between AA & L Associates, L.P. and the Company, with respect to Shop No. 60. (1992 Form 10-K, Exhibit No. 10.51)

10.50* Lease, signed October 22, 1986, between the Company and Conifer Johnstown Associates, with respect to Shop No. 63. (Form S-1, Exhibit No. 10.52)

10.51* Lease, effective October 20, 1986, between the Company and Conifer Wappingers Falls Associates, with respect to Shop No. 79. (Form S-1, Exhibit No. 10.53)
---------------------

Exhibit No.  Page   Document
-----------  ----   --------


10.52* Lease, dated January 25, 1988, between the Company and Conifer Northeast Associates, with Letter Agreement, dated February 3, 1988, amending Lease and Amendment Agreement, dated January 6, 1989, with respect to Shop No. 107. (Form S-1, Exhibit No. 10.54)

10.53* Lease, dated March 16, 1988, between the Company and Conifer Northeast Associates, with Letter Agreement, dated February 3, 1988, amending Lease and Amendment Agreement, dated January 6, 1989, with respect to Shop. No. 109. (Form S-1, Exhibit No. 10.55)

10.54* Lease, dated February 11, 1988, between the Company and Conifer Northeast Associates, with Letter Agreement, dated February 3, 1988, amending Lease and Amendment Agreement, dated January 6, 1989, and Non-disturbance and Attornment Agreement, dated February 11, 1988, between the Company and Central Trust Company, with respect to Shop No. 114. (Form S-1, Exhibit No. 10.56)

10.55* Purchase Agreement, dated December 1, 1987, between the Company and Conifer Northeast Associates, with Lease, dated February 25, 1988, between the Company and Conifer Northeast Associates; Letter Agreement, dated February 3, 1988, amending Lease; Amendment Agreement, dated January 6, 1989; and Non-Disturbance and Attornment Agreement, dated February 25, 1988, between the Company and Central Trust Company, with respect to Shop No. 116. (Form S-1, Exhibit No. 10.57)

10.56* Lease, dated May 12, 1989, between the Company and Conifer Penfield Associates (as successor to Conifer Development, Inc.), with respect to Shop No. 132. (Form S-1, Exhibit No. 10.58)

10.57* Modification and Extension Agreement, dated November 1, 1993, between A & L Associates, L.P. and the Company, with respect to Shop Nos. 1, 23, 25, 27, 28, 29, 35, 53, 57 and
                    60. (1994 Form 10-K, Exhibit No. 10.57)

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

10.60* Mortgage Agreement, dated September 28, 1994, between the Company and the the City of Rochester, New York. (1995 Form 10-K, Exhibit No. 10.60)
---------------------

Exhibit No.  Page   Document
-----------  ----   --------


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

10.64* Amendment to Lease Agreement, dated September 19, 1995 between the Company and the County of Monroe Industrial Development Agency. (September 1995 Form 10-Q, Exhibit No. 10.00)

10.65 Employment Agreement dated February 18, 1998, between the Company and Jack M. Gallagher.**

10.66* Asset Purchase Agreement by and between Monro Muffler Brake, Inc. as the buyer and Xpress Automotive Group, Inc. as the seller, as entered into July 25, 1995. (September 1995 Form 10-Q, Exhibit No. 10.03)

10.67* Mortgage Modification Agreement, dated October 11, 1996 between the Company and Chase Manhattan Bank, N.A., in connection with each of 33 mortgages for Store Nos. 78, 86, 87, 90, 137, 140, 143, 146, 160, 162, 164, 168, 169, 172,
                    177, 179, 183, 184, 185, 186, 190, 191, 192, 193, 205, 207,
                    210, 213, 216, 226, 229, 230 and 236. (September 1996 Form
                    10-Q, Exhibit No. 10)

10.68* Purchase Agreement between Walker Manufacturing Company, a division of Tenneco Automotive and Monro Muffler Brake, Inc. dated as of November 5, 1996. (December 1996 Form 10-Q,
                    Exhibit 10.1)

10.69* Asset Purchase Agreement by and among Speedy Muffler King Inc., Bloor Automotive Inc., Speedy Car-X Inc., Speedy (U.S.A) Inc., Speedy Holding Corp. and Monro Muffler Brake Inc., dated as of April 13, 1998 (April 1998 Form 8-K,
                    Exhibit 10.1)

10.70 Form of Agreement - "Purchase Agreement and Escrow Instructions" between Realty Income Corporation - buyer and Monro Muffler Brake, Inc. - seller dated November 12, 1997.

11.01               Computation of Per Share Earnings.

21.01               Subsidiaries of the Company.

23.01               Consent of Price Waterhouse.

24.01               Powers of Attorney.

---------------------

** Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) hereof.


* An asterisk "*" following an exhibit number indicates that the exhibit is incorporated herein by reference to an exhibit to one of the following documents: (1) the Company's Registration Statement on Form S-1 (Registration No. 33-41290), filed with the Securities and Exchange Commission on June 19, 1991 ("Form S-1"); (2) Amendment No. 1 thereto, filed July 22, 1991 ("Amendment No. 1"); (3) the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992 ("1992 Form 10-K"); the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on December 24, 1992 ("Form S-8"); (5) the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993 ("1993 Form 10-K"); (6) the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1993 ("September 1993 Form 10-Q"); (7) the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994 ("1994 Form 10-K"); (8) the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995 ("1995 Form 10-K"); (9) the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995 ("September 1995 Form 10-Q"); (10) the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 ("September 1996 Form 10-Q"); (11) the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1996 ("the December 1996 Form 10-Q"); (12) the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996 ("1996 Form 10-K");
                    (13) the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997 ("1997 Form 10-K"); (14) the
                    Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 ("June 1997 Form 10-Q); or (15) the Company's Current Report on Form 8-K filed on April 28, 1998 ("April 1998 Form 8-K"). The appropriate document and exhibit number are indicated in parentheses.