Form 10-Q
period 1998-06-30
MONRO MUFFLER BRAKE INC
filed 1998-08-18
CIK 876427

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1998.


                                       OR


              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.


          For the transition period from_______________to_____________


                           Commission File No. 0-19357


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


                         Yes  X    No
                            -----    -----
As of August 3, 1998, 8,311,512 shares of the Registrant's Common Stock, par value $ .01 per share, were outstanding after giving retroactive effect to the five percent stock dividend paid June 18, 1998, to stockholders of record as of June 8, 1998.

                            MONRO MUFFLER BRAKE, INC.


                                      INDEX

Part I.    Financial Information                                           PAGE NO.

          Consolidated Balance Sheet at
            June 30, 1998 and March 31, 1998                                   3

          Consolidated Statement of Income for the quarter
            ended June 30, 1998 and 1997                                       4

          Consolidated Statement of Changes in Common
            Stockholders' Equity for the quarter ended June 30, 1998           5

          Consolidated Statement of Cash Flows for the
            quarter ended June 30, 1998 and 1997                               6

          Notes to Consolidated Financial Statements                           7

          Management's Discussion and Analysis of
            Financial Condition and Results of Operations                      9

Part II.   Other Information

          Item 6.  Exhibits and Reports on Form 8-K                           12

Signatures                                                                    13

Exhibit Index                                                                 14

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

                                                                                   JUNE 30,           MARCH 31,
                                                                                     1998              1998
                                                                                     ----              ----
                                                                                      (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
    Cash and equivalents, including interest-bearing accounts of $75
      at June 30, 1998 and $5,315 at March 31, 1998                              $         75    $      5,315
    Trade receivables                                                                     897             841
    Inventories, at LIFO cost                                                          29,078          27,492
    Deferred income tax asset                                                           1,725           1,725
    Other current assets                                                                2,986           4,115
                                                                                 ------------    ------------
                Total current assets                                                   34,761          39,488
                                                                                 ------------    ------------

Property, plant and equipment                                                         170,041         165,839
    Less - Accumulated depreciation and amortization                                  (51,508)        (49,429)
                                                                                 ------------    ------------
                Net property, plant and equipment                                     118,533         116,410
Other noncurrent assets                                                                 3,949           3,190
                                                                                 ------------    ------------
                Total assets                                                     $    157,243    $    159,088
                                                                                 ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                            $      3,582    $      3,582
    Trade payables                                                                      8,646          11,633
    Federal and state income taxes payable                                              2,175               2
    Accrued expenses and other current liabilities
       Accrued interest                                                                   178             233
       Accrued payroll, payroll taxes and other payroll benefits                        3,850           3,764
       Accrued insurance                                                                2,153           2,441
       Other current liabilities                                                        3,942           4,316
                                                                                 ------------    ------------
                Total current liabilities                                              24,526          25,971

Long-term debt                                                                         49,440          54,102
Other long-term liabilities                                                               547             576
Deferred income tax liability                                                           1,881           1,881
                                                                                 ------------    ------------
                Total liabilities                                                      76,394          82,530
                                                                                 ------------    ------------

Commitments
Shareholders' equity:
    Class C Convertible Preferred Stock, $1.50 par value, $.216 and $.227 conversion value at June 30, 1998 and March 31, 1998, respectively;
       150,000 shares authorized; 91,727 shares issued and outstanding                    138             138
    Common Stock, $.01 par value, 15,000,000 shares authorized; 8,311,512 shares and 7,876,901 shares issued and outstanding at June 30, 1998 and
       March 31, 1998, respectively                                                        83              79
    Additional paid-in capital                                                         36,344          29,284
    Retained earnings                                                                  44,284          47,057
                                                                                 ------------    ------------
                Total shareholders' equity                                             80,849          76,558
                                                                                 ------------    ------------
                Total liabilities and shareholders' equity                       $    157,243    $    159,088
                                                                                 ============    ============


These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K (File No. 0-19357), filed by the Company with the Securities and Exchange Commission on June 29, 1998.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

                                                                                             QUARTER ENDED JUNE 30,
                                                                                           1998                1997
                                                                                           ----                ----
                                                                                        (DOLLARS IN THOUSANDS, EXCEPT
                                                                                               PER SHARE DATA)

Sales                                                                                 $        44,113     $      40,773
Cost of sales, including distribution and occupancy costs (a)                                  24,320            22,631
                                                                                      ----------------    --------------

Gross profit                                                                                   19,793            18,142
Operating, selling, general and administrative expenses                                        12,389            11,492
                                                                                      ----------------    --------------

Operating income                                                                                7,404             6,650
Interest expense, net of interest income for the quarter of $14
     in 1998 and $22 in 1997 (a)                                                                  905               868
Other expense, net                                                                                109                85
                                                                                      ----------------    --------------

Income before provision for income taxes                                                        6,390             5,697
Provision for income taxes                                                                      2,533             2,280
                                                                                      ----------------    --------------

Net income                                                                            $         3,857     $       3,417
                                                                                      ================    ==============

Basic earnings per share                                                              $           .46     $         .41
                                                                                      ================    ==============
Diluted earnings per share                                                            $           .43     $         .38
                                                                                      ================    ==============

Weighted average number of shares of common stock and common stock equivalents used in computing earnings
     per share:                        Basic                                                    8,306             8,242
                                                                                      ================    ==============
                                       Diluted                                                  9,039             9,036
                                                                                      ================    ==============


(a) Amounts paid under operating and capital leases with affiliated parties totalled $496 and $483 for the quarters ended June 30, 1998 and 1997, respectively.


These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K (File No. 0-19357), filed by the Company with the Securities and Exchange Commission on June 29, 1998.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
(UNAUDITED)



                                                                                ADDITIONAL
                                                      COMMON STOCK                PAID-IN            RETAINED
                                                SHARES            AMOUNT          CAPITAL            EARNINGS

                                                                   (Amounts in thousands)

Balance at March 31, 1998                         7,877      $       79          $  29,284        $      47,057
Net income                                                                                                3,857
Exercise of stock options                            39                                436
5% stock dividend                                   396               4              6,624              (6,629)
Rounding                                                                                                    (1)
                                             -----------     -----------         ----------       --------------
Balance at June 30, 1998                          8,312      $       83          $  36,344        $     44,284
                                             ===========     ===========         ==========       ==============


These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K (File No. 0-19357), filed by the Company with the Securities and Exchange Commission on June 29, 1998.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                                                             QUARTER ENDED
                                                                                                JUNE 30,
                                                                                         1998              1997
                                                                                         ----              ----
                                                                                          (DOLLARS IN THOUSANDS)
                                                                                         INCREASE (DECREASE) IN CASH
Cash flows from operating activities:
     Net income                                                                            $ 3,857            $ 3,417
                                                                                   ----------------     ---------------
     Adjustments to reconcile net income to net cash provided
         by operating activities -
         Depreciation and amortization                                                       2,355              2,234
         (Gain) loss on disposal of property, plant and equipment                              (19)                14
         (Increase) decrease in trade receivables                                              (56)                59
         Increase in inventories                                                            (1,586)            (1,523)
         Decrease in other current assets                                                    1,129                436
         (Increase) decrease in other noncurrent assets                                       (829)                40
         (Decrease) increase in trade payables                                              (2,987)             2,861
         Decrease in accrued expenses                                                         (632)            (1,276)
         Increase in federal and state income taxes payable                                  2,173              2,068
         Increase in other long term liabilities                                                 1                  7
                                                                                   ----------------     ---------------
               Total adjustments                                                              (451)             4,920
                                                                                   ----------------     ---------------
               Net cash provided by operating activities                                     3,406              8,337
                                                                                   ----------------     ---------------

Cash flows from investing activities:
     Capital expenditures                                                                   (4,429)            (5,938)
     Proceeds from the disposal of property, plant and equipment                                10                  3
                                                                                   ----------------     ---------------
               Net cash used for investing activities                                       (4,419)            (5,935)
                                                                                   ----------------     ---------------

Cash flows from financing activities:
     Proceeds from the sale of common stock                                                    435                 52
     Proceeds from borrowings                                                               10,975             15,410
     Principal payments on long-term debt and capital
       lease obligations                                                                   (15,637)           (16,280)
                                                                                   ---------------     ---------------
               Net cash used for financing activities                                       (4,227)              (818)
                                                                                   ----------------     ---------------

(Decrease) increase in cash                                                                 (5,240)             1,584
Cash at beginning of year                                                                    5,315              6,438
                                                                                   ----------------     ---------------
Cash at June 30                                                                       $         75            $  8,022
                                                                                   ================     ===============

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K (File No. 0-19357), filed by the Company with the Securities and Exchange Commission on June 29, 1998.

                            MONRO MUFFLER BRAKE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Stock Dividend
-----------------------

         On May 13, 1998, the Board of Directors declared a five percent stock dividend, payable June 18, 1998, to stockholders of record as of June 8, 1998. The consolidated financial statements, including all share information therein, have been restated to reflect this dividend.

         Additionally, in accordance with antidilution provisions of the Class C Convertible Preferred Stock, the conversion value of the preferred stock was restated from $.227 per share to $.216 per share.

         Shares reserved for issuance to officers and key employees under outstanding options and under the 1984, 1987 and 1989 Incentive Stock Option Plans have also been retroactively adjusted for the five percent stock dividend.


Note 2 - Inventories
--------------------

         The Company's inventories consist of automotive parts and tires.

         Substantially all merchandise inventories are valued under the last-in, first-out (LIFO) method. Under the first-in, first-out (FIFO) method, these inventories would have been $426,000 higher at June 30, 1998 and March 31, 1998. The FIFO value of inventory approximates the current replacement cost.


Note 3 - Cash and Equivalents
-----------------------------

         The Company's policy is to invest cash in excess of operating requirements in income producing investments. Cash equivalents of $75,000 at June 30, 1998 and $5,315,000 at March 31, 1998 include money market accounts which have maturities of three months or less.

Note 4 - Supplemental Disclosure of Cash Flow Information
---------------------------------------------------------

         The following transactions represent noncash investing and financing activities during the periods indicated:



QUARTER ENDED JUNE 30, 1998

         In connection with the declaration of a five percent stock dividend (see Note 1), the Company increased accrued expenses, common stock and additional paid-in capital by $1,000, $4,000 and $6,624,000, respectively, and decreased retained earnings by $6,629,000.


QUARTER ENDED JUNE 30, 1997:

         In connection with the declaration of a five percent stock dividend, the Company increased accrued expenses, common stock and additional paid-in capital by $1,000, $4,000 and $7,014,000, respectively, and decreased retained earnings by $7,019,000.

                            MONRO MUFFLER BRAKE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CASH PAID DURING THE PERIOD:

                                                 1998                     1997
                                                 ----                     ----

         Interest, net                      $1,053,000                 $978,000
         Income taxes                          363,000                  212,000


Note 5 - Other
--------------

         These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K (File No. 0-19357), filed by the Company with the Securities and Exchange Commission on June 29, 1998.

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

                                                 QUARTER ENDED JUNE 30,
                                                  1998            1997

Sales ..................................          100.0%          100.0%

Cost of sales, including distribution
 and occupancy costs ...................           55.1            55.5
                                           ------------    ------------

Gross profit ...........................           44.9            44.5

Operating, selling, general and
 administrative expenses ...............           28.1            28.2
                                           ------------    ------------

Operating income .......................           16.8            16.3

Interest expense - net .................            2.1             2.1

Other expense ..........................             .2              .2
                                           ------------    ------------

Income before provision for income taxes           14.5            14.0

Provision for income taxes .............            5.8             5.6
                                           ------------    ------------

Net income .............................            8.7%            8.4%
                                           ============    ============

FIRST QUARTER ENDED JUNE 30, 1998 COMPARED TO
FIRST QUARTER ENDED JUNE 30, 1997.

         Sales were $44.1 million for the quarter ended June 30, 1998 compared with $40.8 million in the quarter ended June 30, 1997 The sales increase of $3.3 million, or 8.2%, was due to an increase in sales of approximately $3.6 million relating to stores opened since the beginning of fiscal 1997. Comparable store sales were even with last year.

         Gross profit for the quarter ended June 30, 1998 was $19.8 million or 44.9% of sales compared with $18.1 million or 44.5% of sales for the quarter ended June 30, 1997. The increase in gross profit as a percentage of sales was primarily attributable to a decrease in purchases at the store level of certain higher-cost parts ("Outside Purchases"). This was accomplished through a combination of increasing the average inventory in the stores and refining the mix of parts carried. This improvement was partially offset by an increase in distribution and occupancy costs as a percent of sales for the first quarter of fiscal 1999 as compared to the first quarter of fiscal 1998, primarily due to an increase in the number of stores against flat comparable store sales.

         Operating, selling, general and administrative expenses for the quarter ended June 30, 1998 increased by $.9 million to $12.4 million over the quarter ended June 30, 1997, and decreased to 28.1% of sales compared to 28.2% in the same quarter of the prior year. The increase in total dollars expended is primarily attributable to increased store supervision and increased store support expenses. Although expenses increased during the first quarter of fiscal 1999 as compared to the first quarter of fiscal 1998, these expenses decreased as a percent of sales primarily due to management's continued focus on discretionary spending and controlling costs, as well as insurance rate reductions including favorable workers compensation results in certain states.

         Operating income for the quarter ended June 30, 1998 of approximately $7.4 million increased 11.3% over operating income for the quarter ended June 30, 1997, and increased as a percentage of sales from 16.3% to 16.8% for the same periods.

         Net interest expense for the quarter ended June 30, 1998 increased by approximately $37,000 compared to the comparable period in the prior year, and remained level at 2.1% as a percentage of sales. The increase in dollars expended is due to an increase in the average debt outstanding during the quarter, as well as a decrease in the amount of construction period interest income recorded between the two quarters due to decreased construction activity. This was largely offset by a decrease in the weighted average interest rate.

         Net income for the quarter ended June 30, 1998 of $3.9 million increased 12.9% over net income for the quarter ended June 30, 1997.

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

CAPITAL RESOURCES AND LIQUIDITY

         CAPITAL RESOURCES

         The Company's primary capital requirement has been the funding of its new store expansion program and the upgrading of facilities and systems in existing stores. For the quarter ended June 30, 1998, the Company spent $4.4 million for equipment and new store construction. Funds were provided primarily by cash flow from operations. Management believes that the Company has sufficient resources available (including cash and equivalents, net cash flow from operations and bank financing) to expand its business as currently planned for the next several years.

         LIQUIDITY

         The Company has a line of credit from a commercial bank of $7.5 million. No amounts were outstanding under this short-term borrowing facility at June 30, 1998.

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

         The Company has outstanding $1.8 million in principal amount of its 10.65% Senior Notes due 1999 (the "Senior Notes") with Massachusetts Mutual Life Insurance Company pursuant to a Senior Note Agreement. The fifth of six equal annual installments of principal in the amount of $1.8 million was paid on April 1, 1998.

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


         b.       Reports on Form 8-K

                  The Company filed a report on Form 8-K on April 28, 1998 in connection with the execution of a definitive asset purchase agreement with Speedy Muffler King Inc., Bloor Automotive Inc. and Speedy Car-X Inc. for the purchase of certain assets in the United States for an aggregate purchase price of $52 million.

                  The Company filed a report on Form 8-K on May 26, 1998 in connection with the declaration of a 5% stock dividend by the Company's Board of Directors on May 13, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MONRO MUFFLER BRAKE, INC.


  DATE: August 18, 1998             By    /s/ Jack M. Gallagher
                                      ------------------------------------------
                                        Jack M. Gallagher
                                        President and Chief Executive Officer



   DATE: August 18, 1998            By    /s/ Catherine D'Amico
                                      ------------------------------------------
                                        Catherine D'Amico
                                        Senior Vice President-Finance, Treasurer
                                        and Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NO.   DESCRIPTION                                               PAGE NO.


  11          Statement of computation of per share earnings.             15