Form 10-Q
period 1998-09-30
MONRO MUFFLER BRAKE INC
filed 1998-11-13
CIK 876427

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1998.
                                              ------------------

                                       OR


             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.


             For the transition period from           to
                                            ---------    ---------


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

As of October 31, 1998, 8,321,701 shares of the Registrant's Common Stock, par value $ .01 per share, were outstanding after giving effect to the five percent stock dividend, paid June 18, 1998, to stockholders of record as of June 8, 1998.

                            MONRO MUFFLER BRAKE, INC.


                                      INDEX
                                      -----






Part I.  Financial Information
                                                                                 Page No.
                                                                                 --------
 Item 1.  Financial Statements

          Consolidated Balance Sheet at
            September 30, 1998 and March 31, 1998                                   3

          Consolidated Statement of Income for the quarter
            and six months ended September 30, 1998 and 1997                        4

          Consolidated Statement of Changes in Common
            Shareholders' Equity for the six months ended September 30, 1998        5

          Consolidated Statement of Cash Flows for the
            six months ended September 30, 1998 and 1997                            6

          Notes to Consolidated Financial Statements                                7

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                             9

Part II.  Other Information

 Item 4.  Submission of Matters to a Vote of Security  Holders                     12

 Item 6.  Exhibits and Reports on Form 8-K                                         12

Signatures                                                                         13

Exhibit Index                                                                      14

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

                                                                                   SEPTEMBER 30,       MARCH 31,
                                                                                       1998              1998
                                                                                  --------------     --------------
                                                                                      (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
    Cash and equivalents, including interest-bearing accounts of $4,454           $        4,454     $        5,315
      at September 30, 1998 and $5,315 at March 31, 1998
    Trade receivables                                                                        960                841
    Inventories, at LIFO cost                                                             39,199             27,492
    Deferred income tax asset                                                              1,725              1,725
    Other current assets                                                                   6,989              4,115
                                                                                  --------------     --------------
                Total current assets                                                      53,327             39,488
                                                                                  --------------     --------------

Property, plant and equipment                                                            189,846            165,839
    Less - Accumulated depreciation and amortization                                     (53,590)           (49,429)
                                                                                  --------------     --------------
                Net property, plant and equipment                                        136,256            116,410
Other noncurrent assets                                                                   10,263              3,190
                                                                                  ==============     ==============
                Total assets                                                      $      199,846     $      159,088
                                                                                  ==============     ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                             $        4,832     $        3,582
    Trade payables                                                                        12,213             11,633
    Federal and state income taxes payable                                                   988                  2
    Accrued expenses and other current liabilities
       Accrued interest                                                                      188                233
       Accrued payroll, payroll taxes and other payroll benefits                           5,094              3,764
       Accrued insurance                                                                   2,111              2,441
       Accrued restructuring costs                                                         4,768
       Other current liabilities                                                           7,495              4,316
                                                                                  --------------     --------------
                Total current liabilities                                                 37,689             25,971

Long-term debt                                                                            73,423             54,102
Other long-term liabilities                                                                3,567                576
Deferred income tax liability                                                              1,881              1,881
                                                                                  --------------     --------------
                Total liabilities                                                        116,560             82,530
                                                                                  --------------     --------------

Commitments
Shareholders' equity:
    Class C Convertible Preferred Stock, $1.50 par value, $.216 and $.227 conversion value at September 30, 1998 and March 31, 1998, respectively;
       150,000 shares authorized; 91,727 shares issued and outstanding                       138                138
    Common Stock, $.01 par value, 15,000,000 shares authorized; 8,321,701 shares and 7,876,901 shares issued and outstanding at September 30, 1998
       and March 31, 1998, respectively                                                       83                 79
    Additional paid-in capital                                                            36,370             29,284
    Retained earnings                                                                     46,695             47,057
                                                                                  --------------     --------------
                Total shareholders' equity                                                83,286             76,558
                                                                                  ==============     ==============
                Total liabilities and shareholders' equity                        $      199,846     $      159,088
                                                                                  ==============     ==============


These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K (File No. 0-19357), filed by the Company with the Securities and Exchange Commission on June 29, 1998.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

                                                                      QUARTER ENDED              SIX MONTHS ENDED
                                                                      SEPTEMBER 30,               SEPTEMBER 30,
                                                                    1998          1997          1998          1997
                                                                 ----------    ----------    ----------    ----------
                                                                            (DOLLARS IN THOUSANDS, EXCEPT
                                                                                    PER SHARE DATA)

Sales                                                            $   46,385    $   41,540    $   90,498    $   82,313
Cost of sales, including distribution and
     occupancy costs (a)                                             26,770        23,231        51,090        45,862
                                                                 ----------    ----------    ----------    ----------

Gross profit                                                         19,615        18,309        39,408        36,451
Operating, selling, general and
     administrative expenses                                         14,330        11,735        26,720        23,227
                                                                 ----------    ----------    ----------    ----------

Operating income                                                      5,285         6,574        12,688        13,224
Interest expense, net of interest income for
     the quarter of $5 in 1998 and $22 in
     1997, and year to date of $20 in 1998
     and $44 in 1997 (a)                                              1,077           903         1,982         1,770

Other expense, net                                                      194            86           302           172
                                                                 ----------    ----------    ----------    ----------

Income before provision for income taxes                              4,014         5,585        10,404        11,282
Provision for income taxes                                            1,603         2,233         4,136         4,513
                                                                 ----------    ----------    ----------    ----------

Net income                                                       $    2,411    $    3,352    $    6,268    $    6,769
                                                                 ==========    ==========    ==========    ==========

Basic earnings per share                                         $      .29    $      .41    $      .76    $      .82
                                                                 ==========    ==========    ==========    ==========
Diluted earnings per share                                       $      .27    $      .37    $      .70    $      .75
                                                                 ==========    ==========    ==========    ==========


Weighted average number of shares of
     common stock and common stock
     equivalents used in computing earnings
     per share:  Basic                                                8,277         8,260         8,291         8,251
                                                                 ==========    ==========    ==========    ==========
                 Diluted                                              8,947         9,038         8,993         9,037
                                                                 ==========    ==========    ==========    ==========


(a)  Amounts paid under operating and capital leases with affiliated parties totaled $467 and $474 for the quarters ended September 30, 1998 and 1997, respectively, and $963 and $957 for the six months ended September 30, 1998 and 1997, respectively.




These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K (File No. 0-19357), filed by the Company with the Securities and Exchange Commission on June 29, 1998.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
(UNAUDITED)




                                       COMMON STOCK          ADDITIONAL
                                       ------------            PAID-IN       RETAINED
                                   SHARES         AMOUNT       CAPITAL       EARNINGS
                                   ------         ------       -------       --------

                                                 (Amounts in thousands)

Balance at March 31, 1998             7,877     $       79    $   29,284    $   47,057
Net income                                                                       6,268
Exercise of stock options                49                          462
5% stock dividend                       396              4         6,624        (6,629)
Rounding                                                                            (1)
                                 ----------     ----------    ----------    ----------
Balance at September 30, 1998         8,322     $       83    $   36,370    $   46,695
                                 ==========     ==========    ==========    ==========




These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K (File No. 0-19357), filed by the Company with the Securities and Exchange Commission on June 29, 1998.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                                              SIX MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                                -------------
                                                                            1998               1997
                                                                       --------------     --------------
                                                                             (DOLLARS IN THOUSANDS)
                                                                             INCREASE (DECREASE) IN
                                                                                      CASH
Cash flows from operating activities:
     Net income                                                        $        6,268     $        6,769
                                                                       --------------     --------------
     Adjustments to reconcile net income to net cash provided
         by operating activities -
         Depreciation and amortization                                          4,889              4,541
         (Gain) loss on disposal of property, plant and equipment                 (65)                17
         (Increase) decrease in trade receivables                                (119)               308
         Increase in inventories                                               (1,285)            (3,779)
         Decrease in other current assets                                         320                120
         (Increase) decrease in other noncurrent assets                        (1,168)                24
         (Decrease) increase in trade payables                                   (550)             2,439
         Increase (decrease) in accrued expenses                                  846             (1,359)
         Increase in federal and state income taxes payable                       986              1,169
         Increase in other long-term liabilities                                   14
                                                                       --------------     --------------
               Total adjustments                                                3,868              3,480
                                                                       --------------     --------------
               Net cash provided by operating activities                       10,136             10,249
                                                                       --------------     --------------

Cash flows from investing activities:
     Capital expenditures                                                     (10,035)           (12,573)
     Proceeds from the disposal of property, plant and equipment                   65                 22
     Payment for purchase of Speedy Muffler King                              (21,490)
                                                                       --------------     --------------
               Net cash used for investing activities                         (31,460)           (12,551)
                                                                       --------------     --------------

Cash flows from financing activities:
     Proceeds from the sale of common stock (option exercises)                    462                 52
     Proceeds from borrowings                                                  91,670             30,534
     Principal payments on long-term debt and capital
       lease obligations                                                      (71,669)           (30,803)
                                                                       --------------     --------------
               Net cash provided by (used for) financing activities            20,463               (217)
                                                                       --------------     --------------

Decrease in cash                                                                 (861)            (2,519)
Cash at beginning of year                                                       5,315              6,438
                                                                       ==============     ==============
Cash at September 30                                                   $        4,454     $        3,919
                                                                       ==============     ==============


These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K (File No. 0-19357), filed by the Company with the Securities and Exchange Commission on June 29, 1998.

                            MONRO MUFFLER BRAKE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Acquisition of Speedy Stores
-------------------------------------

         In September 1998, the Company completed the acquisition of 189 company-operated and 14 franchised Speedy stores, all located in the United States, from SMK Speedy International Inc. of Toronto Canada. Speedy stores provide automotive repair services, specializing in undercar care, in 11 states located primarily in the Northeast. The acquisition was accounted for as a purchase, and accordingly, the operating results of Speedy have been included in the Company's consolidated financial statements since the date of acquisition.

         Approximately $51 million was borrowed under a new $135 million secured credit facility to pay the all-cash purchase price, with an additional $16 million to be borrowed to provide for the closing of up to 20 underperforming or redundant Speedy stores, capital expenditures at remaining Speedy stores and transaction expenses.

         The excess of the aggregate purchase price over the fair value of net assets acquired is being amortized on a straight-line basis over 20 years.

Note 2 - Stock Dividend
-----------------------


         On May 13, 1998, the Board of Directors declared a five percent stock dividend, paid June 18, 1998, to stockholders of record as of June 8, 1998. The consolidated financial statements, including all share information therein, have been restated to reflect this dividend.

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

Note 3 - Inventories
-------------------

         The Company's inventories consist of automotive parts and tires.

         Substantially all merchandise inventories are valued under the last-in, first-out (LIFO) method. Under the first-in, first-out (FIFO) method, these inventories would have been $480,000 and $426,000 higher at September 30, 1998 and March 31, 1998, respectively. The FIFO value of inventory approximates the current replacement cost.

Note 4 - Cash and Equivalents
----------------------------

         The Company's policy is to invest cash in excess of operating requirements in income producing investments. Cash equivalents of $4,454,000 at September 30, 1998 and $5,315,000 at March 31, 1998 include money market accounts, which have maturities of three months or less.

Note 5 - Supplemental Disclosure of Cash Flow Information
---------------------------------------------------------

         The following transactions represent noncash investing and financing activities during the periods indicated:

SIX MONTHS ENDED SEPTEMBER 30, 1998:

         Capital lease obligations of $170,000 were incurred under various lease obligations.

         In connection with the declaration of a five percent stock dividend (see Note 2), the Company increased accrued expenses, common stock and additional paid-in capital by $1,000, $4,000 and $6,624,000, respectively, and decreased retained earnings by $6,629,000.

                            MONRO MUFFLER BRAKE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



SIX MONTHS ENDED SEPTEMBER 30, 1997:

         Capital lease obligations of $236,000 were incurred under various lease obligations.

         In connection with the declaration of a five percent stock dividend, the Company increased accrued expenses, common stock and additional paid-in capital by $1,000, $4,000 and $7,014,000, respectively, and decreased retained earnings by $7,019,000.

CASH PAID DURING THE PERIOD:

                                                           SIX MONTHS ENDED
                                                             SEPTEMBER 30,
                                                             -------------
                                                         1998          1997
                                                         ----          ----

          Interest, net                               $2,211,000    $1,983,000
          Income taxes                                 3,152,000     3,344,000


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

                                          Quarter ended September 30,  Six Months ended September 30,
                                          ---------------------------  ------------------------------
                                            1998       1997                    1998      1997
                                            -----     -----                    -----     -----

Sales ..................................    100.0%    100.0%                   100.0%    100.0%

Cost of sales, including distribution
 and occupancy costs ...................     57.7      55.9                     56.4      55.7
                                            -----     -----                    -----     -----

Gross profit ...........................     42.3      44.1                     43.6      44.3

Operating, selling, general and
 administrative expenses ...............     30.9      28.3                     29.6      28.2
                                            -----     -----                    -----     -----

Operating income .......................     11.4      15.8                     14.0      16.1

Interest expense - net .................      2.3       2.2                      2.2       2.2

Other expenses - net ...................       .4        .2                       .3        .2
                                            -----     -----                    -----     -----

Income before provision for income taxes      8.7      13.4                     11.5      13.7

Provision for income taxes .............      3.5       5.3                      4.6       5.5
                                            -----     -----                    -----     -----

Net income .............................      5.2%      8.1%                     6.9%      8.2%
                                            =====     =====                    =====     =====

SECOND QUARTER AND SIX MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO SECOND QUARTER AND SIX MONTHS ENDED SEPTEMBER 30, 1997


         On September 17, 1998, the Company completed its acquisition of 189 company-owned and 14 franchised Speedy stores, all located in the United States, from SMK Speedy International Inc. of Toronto, Canada (the "Acquisition").
Sales for the fiscal year ended January 3, 1998 for the 189 company-operated stores, some of which were opened only part of the year, were approximately
$86 million. While management expects the acquisition to have a slightly dilutive impact on earnings in the current 1999 fiscal year, management anticipates that the acquired operations should begin to contribute to earnings per share during fiscal 2000, and should be increasingly accretive in subsequent years.

         Sales were $46.4 million for the quarter ended September 30, 1998 compared with $41.5 million in the quarter ended September 30, 1997. The sales increase of $4.8 million, or 11.7%, was due to an increase in sales of approximately $5.7 million relating to stores opened since April 1, 1997, partially offset by a comparable store sales decrease of 1.4%. Sales for the six months ended September 30, 1998 were $90.5 million compared with $82.3 million for the comparable period of the prior year. The sales increase of $8.2 million or 9.9% was due to an increase in sales of approximately $9.2 million relating to stores opened since April 1, 1997, partially offset by a comparable store sales decrease of .7%. At September 30, 1998, the Company had 530 company-operated stores in operation (including the stores acquired from Speedy) compared to 332 at September 30, 1997.

         Gross profit for the quarter ended September 30, 1998 was $19.6 million or 42.3% of sales compared with $18.3 million or 44.1% of sales for the quarter ended September 30, 1997. Gross profit for the six months ended September 30, 1998 was $39.4 million, or 43.6% of sales, compared to $36.5 million or 44.3% of sales, for the six months ended September 30, 1997. The decline in gross profit as a percentage of sales was due, in part, to an increase in labor costs. During periods of slower sales when technicians may not be fully productive, they will receive a minimum base level wage. Secondly, there was an increase in distribution and occupancy costs as a percent of sales for the second quarter of fiscal 1999 as compared to the second quarter of fiscal 1998, primarily due to an increase in the number of stores and increased occupancy costs against negative comparable store sales.

         Additionally, the Speedy stores caused .4 of the decline in gross profit as a percent of sales, primarily in the "cost of goods" component of cost of sales. Historically, Speedy's cost of goods has averaged approximately six percentage points more than the Company's due to more expensive parts acquisition costs. This resulted from a higher percentage of outside purchases, and Speedy's distribution methods (store-door from vendors vs. Monro's central distribution facility). Management is confident that, over time, the Speedy stores will experience the same lower cost of goods as the Monro stores. One measure leading to this will be the inclusion of all Speedy stores in the Company's central distribution/automatic replenishment system by December 31, 1998. As of November 10, 1998, over 50% of the Speedy stores were receiving product from the Company's central warehouse facility in Rochester, New York.

         Operating, selling, general and administrative expenses for the quarter ended September 30, 1998 increased by $2.6 million to $14.3 million over the quarter ended September 30, 1997, and were 30.9% of sales compared to 28.3% in the same quarter of the prior year. For the six months ended September 30, 1998, these expenses increased by $3.5 million to $26.7 million over the comparable period of the prior year and were 29.6% of sales compared to 28.2% in the comparable period of the prior year. During the second quarter of fiscal 1999, costs associated with the Speedy stores and acquisition-related activities accounted for 1.1 percentage points of the increase. The remainder is primarily due to increases in fixed, store-related operating and support costs (such as store supervision and utilities) against negative comparable store sales.

         Net interest expense for the quarter ended September 30, 1998 increased by approximately $.2 million compared to the comparable period in the prior year, and increased from 2.2% to 2.3% as a percentage of sales for the same period. Net interest expense for the six months ended September 30, 1998 increased by approximately $.2 million compared to the same period in the prior year, and was 2.2% of sales for both periods. The increase in expense is due to an increase in the weighted average debt outstanding for the quarter and six months ended September 30, 1998 as compared to the same periods in the previous year.

         Net income for the quarter ended September 30, 1998 of $2.4 million decreased 28.1% from net income for the quarter ended September 30, 1997. For the six months ended September 30, 1998 net income of approximately $6.3 million decreased 7.4%, due to the factors discussed above.



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


CAPITAL RESOURCES AND LIQUIDITY

         Capital Resources

         Other than the funding of the Acquisition, the Company's primary capital requirement has been the funding of its new store expansion program and the upgrading of facilities and systems in existing stores. For the six months ended September 30, 1998, the Company spent approximately $10.0 million for equipment and new store construction, in addition to the expenditures related to the Acquisition discussed below. Funds for equipment and new store construction were provided primarily by cash flow from operations. Management believes that the Company has sufficient resources available (including cash and equivalents, net cash flow from operations and bank financing) to expand its business as currently planned for the next several years.

         Liquidity

         Concurrent with the closing of the Acquisition, Monro obtained a new $135 million secured credit facility from lenders led by The Chase Manhattan Bank. Approximately $51 million was borrowed under this facility to pay the all-cash purchase price in the Acquisition, with an additional $16 million to be borrowed to provide for the closing of up to 20 underperforming or redundant Speedy stores, capital expenditures at remaining Speedy stores and transaction expenses. In addition, Monro refinanced approximately $35 million of indebtedness through the new credit facility, with the balance of the facility available for future working capital needs. More specifically, the new financing structure consists of a $25 million term loan (all of which was outstanding at September 30, 1998), a $75 million Revolving Credit facility (of which approximately $33 million was outstanding at September 30, 1998), and synthetic lease (off-balance sheet) financing for a significant portion of the Speedy real estate, totaling $35 million. The loans bear interest at the prime rate or other LIBOR-based rate options tied to the Company's financial performance.

         The Company has outstanding $1.8 million in principal amount of its 10.65% Senior Notes due 1999 (the "Senior Notes") with Massachusetts Mutual Life Insurance Company pursuant to a Senior Note Agreement. The fifth of six equal annual installments of principal in the amount of $1.8 million was paid on April 1, 1998.

         Certain of the Company's stores were financed by mortgages currently bearing interest at LIBOR plus 100 basis points.

         The Company has financed its office/warehouse facility via a 10-year mortgage with a current balance of $2.5 million, amortizable over 20 years, and an eight-year term loan with a balance of $.5 million.

         Certain of the Company's long-term debt agreements require, among other things, the maintenance of specified current ratios, interest and rent coverage ratios and amounts of tangible net worth, and also contain restrictions on dividend payments.

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

                            MONRO MUFFLER BRAKE, INC.

                           PART II - OTHER INFORMATION

Item 4.         Submission of Matters to a Vote of Security Holders
                ---------------------------------------------------

                The 1998 Annual Meeting of Shareholders of the Company (the "1998 Meeting") was held on August 3, 1998. At the 1998 Meeting, the Company's common shareholders elected management's nominees, Burton S. August, Robert W. August, Donald Glickman, Lionel B. Spiro, and W. Gary Wood to Class 1 of the Board of Directors, to serve until the election and qualification of their respective successors at the 2000 Annual Meeting of Shareholders. Such nominees for director received the following votes:

                Name                    Votes For        Votes Withheld
                ----                    ---------        --------------
                Burton S. August        6,187,745           1,942
                Robert W. August        6,187,745           1,942
                Donald Glickman         6,187,745           1,942
                Lionel B. Spiro         6,187,745           1,942
                W. Gary Wood            6,187,745           1,942

                As required under the Company's Certificate of Incorporation, such election of directors and other matters were confirmed by the holders of all 91,727 outstanding shares of the Company's Class C Convertible Preferred Stock, par value $1.50 per share, by written consent dated as of August 3, 1998.

                In addition, Charles J. August, Frederick M. Danziger, Jack M. Gallagher, and Peter J. Solomon will continue as Class 2 directors until the election and qualification of their respective successors at the 1999 Annual Meeting of Shareholders.

                Also approved by the following votes were:

                (i) a proposal to ratify the re-appointment of PricewaterhouseCoopers LLP as the independent auditors of the Company for the fiscal year ending March 31, 1999 (6,186,614 shares in favor, 1,642 shares against, 1,431 shares abstaining and zero broker non-votes).

Item 6.         Exhibits and Reports on Form 8-K
                --------------------------------

                  a.       Exhibits
                           10.1 - Credit Agreement, dated as of September 15,
                                  1998, by and among the Company, The Chase
                                  Manhattan Bank, as agent, and certain lenders party thereto.

                           10.2 - Credit Agreement, dated as of September 15,
                                  1998, executed by and among Brazos Automotive Properties, L.P., The Chase Manhattan Bank, and certain lenders party thereto.

                           10.3 - Residual Guaranty, dated as of September 15,
                                  1998, between the Company and The Chase
                                  Manhattan Bank.

                           10.4 - Agreement for Facilities Lease, dated as of
                                  September 15, 1998, between Brazos Automotive Properties, L.P. and Monro Leasing LLC.

                           10.5 - Facilities Lease Agreement, dated as of
                                  September 15, 1998, between Brazos Automotive Properties, L.P. and Monro Leasing LLC.

                           10.6 - Agreement for Ground Lease, dated as of
                                  September 15, 1998, between Brazos Automotive Properties, L.P. and Monro Leasing LLC.

                           10.7 - Ground Lease Agreement, dated as of September
                                  15, 1998, between Brazos Automotive
                                  Properties, L.P. and Monro Leasing LLC.

                           10.8 - Guaranty, dated as of September 15, 1998,
                                  between the Company and Brazos Automotive
                                  Properties, L.P.

                           10.9 - Agreement of Sublease, dated as of September
                                  15, 1998, by and among Monro Leasing LLC, the Company and Brazos Automotive Properties, L.P.

                           11  -  Statement of Computation of Per Share
                                  Earnings.

                  b.       Reports on Form 8-K

                           The Company filed a report on Form 8-K on September 23, 1998 in connection with the completion of its acquisition of 189 company-owned stores and 14 franchised stores from Bloor Automotive and Speedy Car-X in the United States for an aggregate purchase price of $52.0 million, as adjusted.

                           Additionally, prior to the completion of the acquisition, the Company and SMK Speedy International, Inc. agreed to amend the definitive agreement on August 31, 1998 to, among other things, extend the termination date.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           MONRO MUFFLER BRAKE, INC.





    DATE: November 13, 1998                By    /s/ Jack M. Gallagher
                                              -----------------------------------------
                                                         Jack M. Gallagher
                                               President and Chief Executive Officer





    DATE: November 13, 1998                By    /s/ Catherine D'Amico
                                              -----------------------------------------
                                                          Catherine D'Amico
                                              Senior Vice President-Finance, Treasurer
                                                     and Chief Financial Officer

                                  EXHIBIT INDEX



     Exhibit No.                             Description                        Page No.
     -----------                             -----------                        --------



      10.1              Credit Agreement, dated as of September 15,
                        1998, by and among the Company, The Chase
                        Manhattan Bank, as agent, and certain lenders party thereto.

      10.2              Credit Agreement, dated as of September 15,
                        1998, executed by and among Brazos Automotive
                        Properties, L.P., The Chase Manhattan Bank, and certain lenders party thereto.

      10.3              Residual Guaranty, dated as of September 15,
                        1998, between the Company and The Chase
                        Manhattan Bank.

      10.4 Agreement for Facilities Lease, dated as of September 15, 1998, between Brazos Automotive
                        Properties, L.P. and Monro Leasing LLC.

      10.5              Facilities Lease Agreement, dated as of
                        September 15, 1998, between Brazos Automotive
                        Properties, L.P. and Monro Leasing LLC.

      10.6              Agreement for Ground Lease, dated as of
                        September 15, 1998, between Brazos Automotive
                        Properties, L.P. and Monro Leasing LLC.

      10.7              Ground Lease Agreement, dated as of September
                        15, 1998, between Brazos Automotive
                        Properties, L.P. and Monro Leasing LLC.

      10.8 Guaranty, dated as of September 15, 1998, between the Company and Brazos Automotive
                        Properties, L.P.

      10.9              Agreement of Sublease, dated as of September
                        15, 1998, by and among Monro Leasing LLC, the Company and Brazos Automotive Properties,
                        L.P.

      11                Statement of computation of per share earnings