Form 10-Q
period 1998-12-31
MONRO MUFFLER BRAKE INC
filed 1999-02-16
CIK 876427

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 1998.
                                               -----------------

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


                                 Yes    X              No
                                    ---------            ---------

As of February 1, 1999, 8,321,701 shares of the Registrant's Common Stock, par value $ .01 per share, were outstanding after giving effect to the five percent stock dividend, paid June 18, 1998 to stockholders of record as of June 8, 1998.

                            MONRO MUFFLER BRAKE, INC.


                                      INDEX
                                      -----



Part I.    Financial Information                                        Page No.
                                                                        --------

          Consolidated Balance Sheet at
            December 31, 1998 and March 31, 1998                             3

          Consolidated Statement of Income for the quarter
            and nine months ended December 31, 1998 and 1997                 4

          Consolidated Statement of Changes in Common
            Shareholders' Equity for the nine months ended
            December 31, 1998                                                5

          Consolidated Statement of Cash Flows for the
            nine months ended December 31, 1998 and 1997                     6

          Notes to Consolidated Financial Statements                         7

          Management's Discussion and Analysis of
            Financial Condition and Results of Operations                    9

Part II.   Other Information

          Item 6.  Exhibits and Reports on Form 8-K                         15

Signatures                                                                  16

Exhibit Index                                                               17

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

                                                                                            DECEMBER 31,      MARCH 31,
                                                                                              1998              1998
                                                                                              ----              ----
                                                                                              (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
    Cash and equivalents, including interest-bearing accounts of $852 at                   $     852          $   5,315
         December 31, 1998 and $5,315 at March 31, 1998
    Trade receivables                                                                          1,231                841
    Inventories, at LIFO cost                                                                 41,601             27,492
    Deferred income tax asset                                                                  1,725              1,725
    Other current assets                                                                       5,264              4,115
                                                                                           ---------          ---------
                Total current assets                                                          50,673             39,488
                                                                                           ---------          ---------

Property, plant and equipment                                                                202,786            165,839
    Less - Accumulated depreciation and amortization                                         (56,511)           (49,429)
                                                                                           ---------          ---------
                Net property, plant and equipment                                            146,275            116,410
Other noncurrent assets                                                                        9,327              3,190
                                                                                           ---------          ---------
                Total assets                                                               $ 206,275          $ 159,088
                                                                                           =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                                      $   4,832          $   3,582
    Trade payables                                                                             9,845             11,633
    Federal and state income taxes payable                                                        34                  2
    Accrued expenses and other current liabilities
       Accrued interest                                                                          216                233
       Accrued payroll, payroll taxes and other payroll benefits                               4,316              3,764
       Accrued insurance                                                                       2,142              2,441
       Accrued restructuring costs                                                             3,000
       Other current liabilities                                                               7,114              4,316
                                                                                           ---------          ---------
                Total current liabilities                                                     31,499             25,971

Long-term debt                                                                                82,862             54,102
Other long-term liabilities                                                                    3,469                576
Accrued long-term restructuring costs                                                          4,484
Deferred income tax liability                                                                  1,768              1,881
                                                                                           ---------          ---------
                Total liabilities                                                            124,082             82,530
                                                                                           ---------          ---------

Commitments
Shareholders' equity:
    Class C Convertible Preferred Stock, $1.50 par value, $.216 and $.227 conversion value at December 31, 1998 and March 31, 1998, respectively;
       150,000 shares authorized; 91,727 shares issued and outstanding                           138                138
    Common Stock, $.01 par value, 15,000,000 shares authorized; 8,321,701
       shares and 7,876,901 shares issued and outstanding at December 31, 1998                    83                 79
       and March 31, 1998, respectively
    Additional paid-in capital                                                                36,370             29,284
    Retained earnings                                                                         45,602             47,057
                                                                                           ---------          ---------
                Total shareholders' equity                                                    82,193             76,558
                                                                                           ---------          ---------
                Total liabilities and shareholders' equity                                 $ 206,275          $ 159,088
                                                                                           =========          =========


These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K (File No. 0-19357), filed by the Company with the Securities and Exchange Commission on June 29, 1998.
                                      - 3 -

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

                                                                      QUARTER ENDED           NINE MONTHS ENDED
                                                                       DECEMBER 31,              DECEMBER 31,
                                                                   1998          1997         1998         1997
                                                                   ----          ----         ----         ----
                                                                          (DOLLARS IN THOUSANDS, EXCEPT
                                                                                 PER SHARE DATA)

Sales                                                          $ 53,672      $ 36,336      $144,169      $118,649
Cost of sales, including distribution and
     occupancy costs (a)                                         33,844        20,996        84,933        66,858
                                                               --------      --------      --------      --------

Gross profit                                                     19,828        15,340        59,236        51,791
Operating, selling, general and
     administrative expenses                                     19,449        11,409        46,168        34,637
                                                               --------      --------      --------      --------

Operating income                                                    379         3,931        13,068        17,154
Interest expense, net of interest income for
     the quarter of $18 in 1998 and $21 in
     1997 (a)                                                     1,598         1,005         3,579         2,775


Other expense, net                                                  322            95           625           267
                                                               --------      --------      --------      --------

(Loss) income before provision for income taxes                  (1,541)        2,831         8,864        14,113
(Recovery of) provision for income taxes                           (618)        1,131         3,518         5,644
                                                               --------      --------      --------      --------

Net (loss) income                                              $   (923)     $  1,700      $  5,346      $  8,469
                                                               ========      ========      ========      ========

Basic (loss) earnings per share (b)                            $   (.11)     $    .21      $    .64      $   1.03
                                                               ========      ========      ========      ========
Diluted (loss) earnings per share                              $   (.11)     $    .19      $    .59      $    .94
                                                               ========      ========      ========      ========

Weighted average number of shares of
     common stock and common stock
     equivalents used in computing earnings
     per share:                        Basic                      8,322         8,260         8,301         8,254
                                                               ========      ========      ========      ========
                                       Diluted (b)                8,322         8,984         9,002         9,019
                                                               ========      ========      ========      ========


(a) Amounts paid under operating and capital leases with affiliated parties totaled $408 and $417 for the quarters ended December 31, 1998 and 1997, respectively, and $1,371 and $1,374 for the nine months ended December 31, 1998 and 1997, respectively.

(b) The antidilutive effect of the Class C Convertible Preferred Stock and outstanding options resulted in their exclusion from the calculation of weighted average diluted shares outstanding, and thereby increased the loss per share by $.01.







These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K (File No. 0-19357), filed by the Company with the Securities and Exchange Commission on June 29, 1998.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN COMMON SHAREHOLDERS' EQUITY
Nine Months Ended December 31, 1998
(UNAUDITED)




                                                      COMMON STOCK               ADDITIONAL
                                                  ---------------------          PAID-IN            RETAINED
                                                  SHARES         AMOUNT           CAPITAL           EARNINGS
                                                  ------         ------          ---------         ----------
                                                                   (Amounts in thousands)
Balance at March 31, 1998                          7,877       $     79           $ 29,284          $ 47,057
Net income                                                                                             5,346
Other comprehensive income:
  Minimum pension liability adjustment                                                                  (171)
Exercise of stock options                             49                               462
5% stock dividend                                    396              4              6,625            (6,629)
Rounding                                                                                (1)               (1)
                                                --------       --------           --------          --------
Balance at December 31, 1998                       8,322       $     83           $ 36,370          $ 45,602
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

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                                                              NINE MONTHS ENDED
                                                                                                 DECEMBER 31,
                                                                                              -----------------
                                                                                           1998              1997
                                                                                           ----              ----
                                                                                            (DOLLARS IN THOUSANDS)
                                                                                         INCREASE (DECREASE) IN CASH
Cash flows from operating activities:
     Net income                                                                          $   5,346            $   8,469
                                                                                         ---------            ---------
     Adjustments to reconcile net income to net cash provided
         by operating activities -
         Depreciation and amortization                                                       8,164                6,921
         (Gain) loss on disposal of property, plant and equipment                             (101)                  36
         (Increase) decrease in trade receivables                                             (390)                 388
         Increase in inventories                                                            (4,262)              (7,475)
         Decrease in other current assets                                                    1,061                1,201
         (Increase) decrease in other noncurrent assets                                     (1,867)                  67
         (Decrease) increase in trade payables                                              (2,792)                 935
         (Decrease) in accrued expenses                                                       (921)              (1,082)
         Increase in federal and state income taxes payable                                     32                1,197
         Increase in other long-term liabilities                                             1,330
         Decrease in deferred tax liability                                                   (113)
                                                                                         ---------            ---------
               Total adjustments                                                               141                2,188
                                                                                         ---------            ---------
               Net cash provided by operating activities                                     5,487               10,657
                                                                                         ---------            ---------

Cash flows from investing activities:
     Capital expenditures                                                                  (17,575)             (18,792)
     Proceeds from the disposal of property, plant and equipment                                81                6,228
     Payment for purchase of Speedy stores                                                 (21,488)
                                                                                         ---------            ---------
               Net cash used for investing activities                                      (38,982)             (12,564)
                                                                                         ---------            ---------

Cash flows from financing activities:
     Proceeds from the sale of common stock                                                    462                   52
     Proceeds from borrowings                                                              130,755               47,631
     Principal payments on long-term debt and capital
       lease obligations                                                                  (102,185)             (45,359)
                                                                                         ---------            ---------
               Net cash provided by financing activities                                    29,032                2,324
                                                                                         ---------            ---------

(Decrease) increase in cash                                                                 (4,463)                 417
Cash at beginning of year                                                                    5,315                6,438
                                                                                         ---------            ---------
Cash at December 31                                                                      $     852            $   6,855
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

                            MONRO MUFFLER BRAKE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Acquisition of Speedy Stores
-------------------------------------

         In September 1998, the Company completed the acquisition of 189 company-operated and 14 franchised Speedy stores, all located in the United States, from SMK Speedy International Inc. of Toronto Canada. Speedy stores provide automotive repair services, specializing in undercar care, in 11 states located primarily in the Northeast. The acquisition was accounted for as a purchase, and accordingly, the operating results of Speedy have been included in the Company's consolidated financial statements since the date of the acquisition.

         Approximately $51 million was borrowed under a new $135 million secured credit facility to pay the all-cash purchase price, with an additional $16 million to be borrowed to provide for the closing of up to 20 underperforming or redundant Speedy stores, capital expenditures at remaining Speedy stores and transaction expenses.

         The excess of the aggregate purchase price over the fair value of net assets acquired is being amortized on a straight-line basis over 20 years. The accrued restructuring charge of approximately $7.5 million at December 31, 1998 represents estimated closing costs associated with poorly performing or duplicative Speedy store locations resulting from the acquisition.


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

         Shares reserved for issuance to officers and key employees under outstanding options under the 1984, 1987 and 1989 Incentive Stock Option Plans have also been retroactively adjusted for the five percent stock dividend.


Note 3 - Inventories
--------------------

         The Company's inventories consist of automotive parts and tires.

         Substantially all merchandise inventories are valued under the last-in, first-out (LIFO) method. Under the first-in, first-out (FIFO) method, these inventories would have been $534,000 and $426,000 higher at December 31, 1998 and March 31, 1998, respectively. The FIFO value of inventory approximates the current replacement cost.


Note 4 - Cash and Equivalents
-----------------------------

         The Company's policy is to invest cash in excess of operating requirements in income producing investments. Cash equivalents of $852,000 at December 31, 1998 and $5,315,000 at March 31, 1998 include money market accounts which have maturities of three months or less.

                            MONRO MUFFLER BRAKE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Supplemental Disclosure of Cash Flow Information
---------------------------------------------------------

         The following transactions represent noncash investing and financing activities during the periods indicated:

NINE MONTHS ENDED DECEMBER 31, 1998:

         Capital lease obligations of $754,000 were incurred under various lease obligations.

         In connection with the declaration of a five percent stock dividend (see Note 2), the Company increased accrued expenses common stock and additional paid-in capital by $1,000, $4,000 and $6,624,000, respectively, and decreased retained earnings by $6,629,000.

         In connection with the acquisition of Speedy stores (see Note 1), liabilities were assumed as follows:

                       Fair value of assets acquired               $36,134,000
                       Cash paid                                    21,488,000
                                                                   -----------
                                Liabilities assumed                $14,646,000
                                                                   ===========



NINE MONTHS ENDED DECEMBER 31, 1997:

         Capital lease obligations of $236,000 were incurred under various lease obligations.

         In connection with the declaration of a five percent stock dividend (see Note 1), the Company increased common stock and additional paid-in capital by $4,000 and $7,015,000, respectively, and decreased retained earnings by $7,019,000.

CASH PAID DURING THE PERIOD:

                                                                                  NINE MONTHS ENDED
                                                                                      DECEMBER 31,
                                                                                    ---------------
                                                                            1998                          1997
                                                                            ----                          ----

         Interest, net                                                 $3,835,000                    $ 3,041,000
         Income taxes, net                                              3,488,000                      4,448,000


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

                                                 Quarter Ended December 31,      Nine Months Ended December 31,
                                                 --------------------------      ------------------------------
                                                   1998              1997             1998              1997
                                                   ----              ----             ----              ----

Sales .........................................    100.0%            100.0%           100.0%           100.0%

Cost of sales, including distribution
 and occupancy costs ..........................     63.1              57.8             58.9             56.3
                                                 -------           -------          -------          -------

Gross profit ..................................     36.9              42.2             41.1             43.7

Operating, selling, general and
 administrative expenses ......................     36.2              31.4             32.0             29.2
                                                 -------           -------          -------          -------

Operating income ..............................       .7              10.8              9.1             14.5

Interest expense - net ........................      3.0               2.8              2.5              2.4

Other expenses - net ..........................       .6                .2               .5               .2
                                                 -------           -------          -------          -------


(Loss) income before provision for income
  taxes .......................................     (2.9)              7.8              6.1             11.9

Provision for income taxes ....................     (1.2)              3.1              2.4              4.8
                                                 -------           -------          -------          -------

Net (loss) income .............................     (1.7)%             4.7%             3.7%             7.1%
                                                 =======           =======          =======          =======



THIRD QUARTER AND NINE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO
THIRD QUARTER AND NINE MONTHS ENDED DECEMBER 31, 1997.

         In December 1998, the Company appointed Robert G. Gross as President and Chief Executive Officer, replacing Jack M. Gallagher who returned as interim President and Chief Executive Officer in February 1998. Mr. Gross began full-time responsibilities on January 1, 1999.

         On September 17, 1998, the Company completed its acquisition of 189 company-owned and 14 franchised Speedy stores, all located in the United States, from SMK Speedy International Inc. of Toronto Canada (the "Acquisition"). Sales for the fiscal year ended January 3, 1998 for the 189 company-operated stores, some of which were opened only part of the year, were approximately $86 million. While management expects the acquisition to have a dilutive impact on earnings in the current 1999 fiscal year, management anticipates that the acquired operations should begin to contribute to earnings per share during fiscal 2000, and should be increasingly accretive in subsequent years.

         Sales were $53.7 million for the quarter ended December 31, 1998 compared with $36.3 million for the quarter ended December 31, 1997. The sales increase of $17.4 million, or 47.7%, was due to an increase in sales of approximately $18.1 million relating to stores opened since the beginning of fiscal 1998, including $15.7 million from the newly-acquired Speedy stores. This increase was partially offset by a decrease in comparable store sales of 0.8%. Sales for the nine months ended December 31, 1998 were $144.2 million compared with $118.6 million for the same period of the prior year. The sales increase of $25.5 million, or 21.5%, was due to an increase in sales of approximately $27.3 million relating to stores opened since the beginning of fiscal 1998, including $18.2 million from the newly-acquired Speedy stores. This increase was partially offset by a decrease in comparable store sales of 0.7%. At December 31, 1998, the Company had 532 company-operated stores (including the stores acquired from Speedy) compared to 341 at December 31, 1997.

         In the third quarter of fiscal 1999, the weakness of Speedy's sales represents a continuation of a decline which was most pronounced prior to the Acquisition in September 1998. The conversion of systems and inventory at all Speedy stores also impacted the performance of these locations. These conversions, all of which occurred during this quarter, involved the installation of new point-of-sale systems in all Speedy stores, as well as the lifting of slow moving items and restocking with more popular parts, representing approximately half of the inventory in the Speedy stores. Although essential to margin improvement in future periods, this conversion process was very disruptive to the operations of the Speedy stores in the quarter ended December 31, 1998.

         Gross profit for the quarter ended December 31, 1998 was $19.8 million, or 36.9% of sales, compared with $15.3 million, or 42.2% of sales, for the quarter ended December 31, 1997. Gross profit for the nine months ended December 31, 1998 was $59.2 million, or 41.1% of sales, compared to $51.8 million or 43.7% of sales, for the nine months ended December 31, 1997. The decline in gross profit as a percentage of sales for Monro stores was due, in part, to an increase in outside purchases. During periods of slower sales, store personnel will more readily accept repair work outside of the normal recurring services the store usually provides. In addition, Company personnel assigned to controlling outside purchases were diverted during the Speedy due diligence process, away from the Monro stores. However, beginning late in the second quarter of fiscal 1999, the Company has refocused its resources in order to reduce outside purchases at the Monro stores. In that regard, the Company will be lifting older, slow moving inventory from the Monro stores, and restocking them with faster moving items during the fourth quarter of fiscal 1999.

         Secondly, there was an increase in distribution and occupancy costs as a percent of sales for the third quarter of fiscal 1999 as compared to the third quarter of fiscal 1998, primarily due to an increase in the number of stores and increased occupancy costs against negative comparable store sales.

         In addition, labor costs increased as a percentage of sales during the third quarter of fiscal 1999 as compared to the same quarter of the prior year. During periods of slower sales when technicians may not be fully productive, they will receive a minimum base level wage.

         Additionally, the Speedy stores accounted for 2.5 percentage points of the decline in gross profit as a percent of sales, in part in the "cost of goods" component of cost of sales. Historically, Speedy's cost of goods has averaged approximately six percentage points more than the Company's due to more expensive parts acquisition costs. This resulted from a higher percentage of outside purchases, and Speedy's distribution methods (store-door from vendors vs. Monro's central distribution facility). Management is confident that, over time, the Speedy stores will experience the same lower cost of goods as the Monro stores. One measure leading to this is the inclusion of all Speedy stores in the Company's central distribution/automatic replenishment system. As of December 31, 1998, all Speedy stores were receiving product from the Company's central warehouse facility in Rochester, New York.

         The Company experienced improved margins during the few weeks after conversion of the Speedy stores from Speedy's distribution system to Monro's distribution system. Since all stores were not converted until mid-December, the real impact of the improvement will not be seen until the fourth quarter of fiscal 1999.

         The Speedy stores also experienced higher than anticipated labor and occupancy costs as a percentage of sales due to the weakness in Speedy sales in the quarter.

         Operating, selling, general and administrative expenses for the quarter ended December 31, 1998 increased by $8.0 million to $19.4 million over the quarter ended December 31, 1997, and were 36.2% of sales compared to 31.4% in the same quarter of the prior year. For the nine months ended December 31, 1998, these expenses increased by $11.5 million to $46.2 million over the comparable period of the prior year and were 32.0% of sales compared to 29.2% in the comparable period of the prior year. During the third quarter of fiscal 1999, costs associated with the Speedy stores and acquisition-related activities accounted for 4.0 percentage points of the increase. The remainder is primarily due to increases in fixed, store-related operating and support costs (such as store supervision and utilities) against negative comparable store sales.

         Net interest expense for the quarter ended December 31, 1998, increased by approximately $.6 million compared to the same period in the prior year, and increased from 2.8% to 3.0% as a percentage of sales for the same periods. Net interest expense for the nine months ended December 31, 1998, increased by approximately $.8 million compared to the comparable period in the prior year, and rose from 2.4% to 2.5% as a percentage of sales for the same periods. The increase in expense is due to an increase in the weighted average debt outstanding for the quarter and nine months ended December 31, 1998 as compared to the same periods in the previous year.

         The net loss for the quarter ended December 31, 1998 of approximately $.9 million represents a 154.3% decrease from the net income reported for the quarter ended December 31, 1997. For the nine months ended December 31, 1998, net income of approximately $5.3 million decreased 36.9%, due to the factors discussed above.

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

         Year 2000 Computer Issue

         As the year 2000 approaches, the Company, along with other companies, could experience potentially serious operational problems, since many computer programs that were developed in the past may not properly recognize calendar dates beginning with the year 2000. Further, there are embedded chips contained within equipment that may be date sensitive.

         PLANS: The Company's overall plan for dealing with the Year 2000 problem covers Information Technology ("IT") systems, non-IT systems, and third party providers. The Company has established a dedicated Year 2000 team to lead the Company's activities relating to its Year 2000 issues. The Company's current state of readiness with respect to each of these elements is discussed below.

                  1.) All IT SYSTEMS that the Company considers to be critical at this time have been evaluated for Year 2000 problems. In connection with this process, the Company has developed detailed plans that establish phases of the work to be done for each major area:

                           1.) An assessment of all systems and equipment.

                           2.) Development of detailed workplans and timelines
                               for remediation.

                           3.) Remediation/modification.

                           4.) Testing and validation.

                           5.) Acceptance and deployment.

                           6.) Independent validation and

                           7.) Contingency planning.

         Although the Company has identified seven different phases of the project, in some cases the phases are done concurrently. For example, certain component systems may be completely tested and redeployed, while others are still being remediated. Management of the Company believes these systems will have been diagnosed, modified, tested and deployed by September 1, 1999.

                  2.) NON-IT SYSTEMS typically include embedded technology such as microcontrollers. The Company's non-IT systems include machinery and equipment in its buildings such as elevators, telephone equipment, HVAC, security and alarm systems, copiers, fax machines and computerized alignment equipment. The Company is reviewing these systems for Year 2000 compliance with third party providers, and believes that full compliance will be achieved by September 1, 1999.

                  3.) The Company uses a variety of third party providers and vendors in the normal course of conducting its day to day operations. Year 2000 problems may result in a loss of service from these providers/vendors. The Company believes that loss of electric power, phone, banking or certain outsourced processing services, as well as a vendor's inability to deliver product on a timely basis, could have an immediate and critical adverse material impact on the Company's operations. The Company is contacting each of its major third party providers and vendors to determine if the provider/vendor is Year 2000 compliant. If a provider is not currently Year 2000 compliant, and its plans to become Year 2000 compliant are uncertain, then the Company intends to seek other providers/vendors.

         CONTINGENCY PLANS: The Company's Year 2000 plans also include the development and implementation of contingency plans in the event of Year 2000 failures, both within the Company and by third parties. The Company expects to have these plans completed during calendar 1999 for all major systems. As discussed above with regard to third party providers/vendors, if a provider is not currently Year 2000 compliant, and its plans to become Year 2000 compliant are uncertain, then the Company intends to seek other providers/vendors.

         COSTS: The Company's incremental costs to address the Year 2000 issues did not have a material impact on the Company's operations in fiscal 1998 or during the nine months ended December 31, 1998, and are not expected to have a material impact on the remainder of fiscal 1999 or fiscal 2000.

         RISKS: The failure to correct for Year 2000 problems, either by the Company or third parties, could result in significant disruptions of the Company's operations. At this point in time, based upon the progress to date and information received from third parties, the Company is unable to determine its most likely worst case scenario.

         Certain statements included in this discussion regarding Year 2000 compliance are forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934. These statements include management's best estimates for completion dates for the various phases and testing to be performed, costs to be spent for compliance, and the risks associated with non-compliance either by the Company or third parties. These forward-looking statements are subject to various factors, which may materially affect the Company's efforts with Year 2000 compliance. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, which could cause a change in the estimated completion date of a particular phase, the ability to locate and correct all relevant software and embedded components, the compliance of critical vendors, and similar uncertainties. The Company's assessments of the effects of Year 2000 on the Company are based, in part, upon information received from third parties, and the Company's reasonable reliance on that information. Therefore, the risk that inaccurate information is supplied by third parties upon which the Company reasonably relied must be considered as a risk factor that might affect the Company's Year 2000 efforts. The Company is attempting to reduce the risks by utilizing an organized approach, extensive testing and allowance of contingency time to address issues identified by tests. Despite the Company's efforts to address its Year 2000 issues, there can be no assurances that Year 2000 related failures of the Company's software, or that Year 2000 related failures by third parties with which the Company interacts, will not have a material adverse affect on the Company.

CAPITAL RESOURCES AND LIQUIDITY

         Capital Resources

         Other than the funding of the Acquisition, the Company's primary capital requirement has been the funding of its new store expansion program and the upgrading of facilities and systems in existing shops. For the nine months ended December 31, 1998, the Company spent $18.4 million for equipment and new store construction. Funds for equipment and new store construction were provided primarily by cash flow from operations. Management believes that the Company has sufficient resources available (including cash and equivalents, cash flow from operations and bank financing) to expand its business as currently planned for the next several years.

         Liquidity

         Concurrent with the closing of the Acquisition, Monro obtained a new $135 million secured credit facility from lenders led by The Chase Manhattan Bank. Approximately $51 million was borrowed under this facility to pay the all-cash purchase price in the Acquisition, with an additional $16 million to be borrowed to provide for the closing of up to 20 underperforming or redundant Speedy stores, capital expenditures at remaining Speedy stores and transaction expenses. In addition, Monro refinanced approximately $35 million of indebtedness through the new credit facility, with the balance of the facility available for future working capital needs. More specifically, the new financing structure consists of a $25 million term loan (all of which was outstanding at December 31, 1998), a $75 million Revolving Credit facility (of which approximately $42 million was outstanding at December 31, 1998), and synthetic lease (off-balance sheet) financing for a significant portion of the Speedy real estate, totaling $35 million. The loans bear interest at the prime rate or other LIBOR-based rate options tied to the Company's financial performance.

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

         The Company has financed its office/warehouse facility via a 10 year mortgage with a current balance of $2.5 million, amortizable over 20 years, and an eight year term loan with a balance of $.5 million.

         Certain of the Company's long-term debt agreements require, among other things, the maintenance of specified current ratios, interest and rent coverage ratios and amounts of tangible net worth. They also contain requirements concerning Y2K compliance and restrictions on cash dividend payments.

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

                            MONRO MUFFLER BRAKE, INC.

                           PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

         a.       Exhibits

                  10.1 - Amended and Restated Employment Agreement, dated
                         February 16, 1999, by and between the Company and Robert G. Gross.
                  10.2 - Amended and Restated Secured Loan
                         Agreement, dated February 16, 1999, by and
                         between the Company and Robert G. Gross.
                  10.3 - Company's 1998 Stock Option Plan Amendment.
                         (*Subject to the approval of the shareholders of the Company.)
                  11   - Statement of Computation of Per Share Earnings.

         b.       Reports on Form 8-K.

                  The Company filed a report on Form 8-K on December 3, 1998 in connection with the appointment of Robert G. Gross as President and Chief Executive Officer of the Company.

         c.       Reports on Form 8-K/A

                  The Company filed a report on Form 8-K/A on December 1, 1998 presenting financial statements and pro forma financial information related to the acquisition of 189 company-owned and 14 franchised stores from Bloor Automotive and Speedy Car-X on September 17, 1998.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       MONRO MUFFLER BRAKE, INC.


DATE: February 12, 1999                By  /s/ Robert G. Gross
                                         ---------------------------------------
                                                    Robert G. Gross
                                           President and Chief Executive Officer



DATE: February 12, 1999                By  /s/ Catherine D'Amico
                                         ---------------------------------------
                                                     Catherine D'Amico
                                        Senior Vice President-Finance, Treasurer
                                               and Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit No.           Description
-----------           -----------

10.1 Amended and Restated Employment Agreement, dated February 16, 1999, by and between the Company and Robert G. Gross.

10.2 Amended and Restated Secured Loan Agreement, dated February 16, 1999, by and between the Company and Robert G. Gross.

10.3                  Company's 1998 Stock Option Plan Amendment.
                      (*Subject to the approval of the shareholders of the Company.)

11                    Statement of Computation of Per Share Earnings.

27                    Financial Data Schedule