Form 10-K405
period 1999-03-31
MONRO MUFFLER BRAKE INC
filed 1999-06-29
CIK 876427

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (FEE REQUIRED)

    For Fiscal Year Ended March 31, 1999

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

Yes  X                     No
   ----                      -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of June 1, 1999, the aggregate market value of voting stock held by non-affiliates of the registrant was $50,996,000.

         As of June 1, 1999, 8,321,701 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
         Portions of the registrant's definitive proxy statement (to be filed pursuant to Regulation 14A) for the 1999 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated by reference into Part III hereof.

                                     PART I
                                     ------

ITEM 1. BUSINESS
----------------

GENERAL

         Monro Muffler Brake, Inc. ("Monro" or the "Company") is a chain of Company-operated stores providing automotive undercar repair services in the United States. At March 31, 1999, Monro operated 524 stores in New York, Pennsylvania, Ohio, Connecticut, Massachusetts, West Virginia, Virginia, Maryland, Vermont, New Hampshire, New Jersey, North Carolina, South Carolina, Indiana, Rhode Island, Delaware and Michigan under the name "Monro Muffler Brake & Service" and "Speedy Auto Service by Monro" (together, the "Company Stores"). The Company's stores typically are situated in high-visibility locations in suburban areas and small towns, as well as major metropolitan areas. The Company Stores which do not include the 14 franchised Speedy stores acquired as part of the Acquisition (defined below), serviced approximately 1,877,000 vehicles in fiscal 1999. *

         The predecessor to the Company was founded by Charles J. August in 1957 as a Midas Muffler franchise in Rochester, New York, specializing in mufflers and exhaust systems. In 1966, the Company discontinued its affiliation with Midas Muffler, and began to diversify into a full line of undercar repair services. An investor group led by Peter J. Solomon and Donald Glickman purchased a controlling interest in the Company in July 1984. At that time, Monro operated 59 stores, located primarily in upstate New York, with approximately $21 million in sales in fiscal 1984. Since 1984, Monro has continued its growth and has expanded its marketing area to include sixteen additional states. Recent expansion includes the September 1998 acquisition of 189 company-owned and 14 franchised Speedy stores, all located in the United States, from SMK Speedy International Inc. of Toronto Canada (the "Acquisition"). (See additional discussion under "Expansion Strategy.")

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

         The Company provides a broad range of services on passenger cars, light trucks and vans for mufflers and exhaust systems (estimated at 27% of fiscal 1999 sales); brakes (35%); and steering, drive train, suspension and wheel alignment (18%). The Company also provides other products and services including tires, scheduled maintenance and state inspections (20%). Monro specializes in the repair and replacement of parts which must be periodically replaced as they wear out. Normal wear on these parts generally is not covered by new car warranties. The Company typically does not perform under-the-hood repair services except for oil change services, a heating and cooling system "flush and fill" service and some minor tune-up services. The Company does not sell parts or accessories to the do-it-yourself market.

         The Company has two wholly-owned subsidiaries, Monro Service Corporation and Monro Leasing, LLC, both of which are Delaware corporations qualified to do business in the State of New York.

         Monro Service Corporation holds all assets, rights, responsibilities and liabilities associated with the Company's warehousing, purchasing, advertising, accounting, office services, payroll, cash management and certain other operations which are wholly performed within New York State. The Company believes that this structure has enhanced, and will continue to enhance, operational efficiency and provide cost savings.

         Monro Leasing, LLC was established primarily to act as lessee in real estate transactions for store locations. Currently, the sole member of the entity is the Company.



 * References herein to fiscal years are to the Company's fiscal years ending or ended March 31 of each year (e.g., references to "fiscal 1999" are to the Company's fiscal year ended March 31, 1999).

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

EXPANSION STRATEGY

         Monro has experienced significant growth due to acquisitions, the opening of new stores and, to a lesser degree, increases in comparable store sales. Management believes that the continued growth in sales and profits of the Company is dependent, in large part, upon its continued ability to open and operate new stores on a profitable basis. In addition, overall profitability of the Company could be reduced if new stores do not attain profitability.

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

         In that regard, in September 1998, the Company completed the acquisition of 189 Company-operated and 14 franchised Speedy stores (the "Acquired Speedy stores"), from SMK Speedy International Inc. of Toronto
Canada. The Acquired Speedy stores are located primarily in complementary areas in Monro's existing markets in the Northeast, Mid-Atlantic and Midwest regions of the United States. Through May 31, 1999, the Company had closed, sold or subleased 34 of the Acquired Speedy stores due to geographic conflicts or substandard performance, with plans to close approximately 10 additional Speedy locations early in fiscal 2000. Four Monro locations were also closed due to geographic conflicts with Acquired Speedy locations during fiscal 1999. Five other Monro stores were closed during the fourteen months ended May 31, 1999 due to their failure to meet return-on-investment goals.

         In connection with the Acquisition, the arrangement with the franchisees was renegotiated such that they became "dealers" of the Company. No franchise fees are paid by the dealers, and no services are required to be performed by the Company. Dealers reimburse the Company for shared advertising costs and may purchase inventory from the Company.

         As of March 31, 1999, Monro had 524 Company-operated stores and 14 dealer locations located in 17 states. The following table shows the growth in the number of Company-operated stores over the last five fiscal years:

STORE OPENINGS AND CLOSINGS


                                                             YEAR ENDED MARCH 31,
                                                             --------------------
                                                      1995   1996    1997   1998   1999
                                                      ----   ----    ----   ----   ----
         Stores open at beginning of year..........   202     232     274    313    350

         Stores opened during year.................    30      43      40     39    210 (a)

         Stores closed during year (b).............     0      (1)     (1)    (2)   (36)
                                                      ---     ---     ---    ---    ---

         Stores open at end of year................   232     274     313    350    524
                                                      ===     ===     ===    ===    ===

         (a)  Includes 189 Acquired Speedy stores.

         (b) These stores were closed because they failed to achieve an acceptable level of profitability or because a new Monro store was opened in the same market at a more favorable location. Fiscal 1999 closures primarily relate to underperforming or redundant Speedy locations.

         The Company plans to open approximately 10 to 15 new stores in fiscal 2000.

         The Company has developed a systematic method for selecting new store locations and a more targeted approach to marketing new stores. Key factors in market and site selection include population, demographic characteristics, vehicle population and the intensity of competition. These factors are evaluated through the use of a proprietary computer model developed for the Company. The characteristics of each potential site are compared by the model to the profiles of existing stores, and the model then projects sales for that site. Monro attempts to cluster stores in market areas in order to achieve economies of scale in advertising, supervision and distribution costs. All new sites presently under consideration are within Monro's established marketing areas.

         In fiscal year 1998, the Company performed a comprehensive analysis of its historical and projected store opening strategy. As a result of this analysis, the Company established major market profiles, as defined by market awareness: mature, existing and new markets. Over the next several years, the Company expects to build a greater percentage of stores in mature and existing markets in order to capitalize on the Company's market presence and consumer awareness. Fifteen of the 21 stores opened in fiscal 1999 were in mature or existing markets.

         The Company believes that management and operating improvements implemented over the last several fiscal years will enhance its ability to sustain its growth. The Company (including the Company-operated Acquired Speedy stores) has a chain-wide computerized inventory control and electronic point-of-sale (POS) management information system, which has increased management's ability to monitor operations as the number of stores has grown. The system includes electronic cataloging which allows store managers to electronically research the specific parts needed for the make and model of car being serviced. In fiscal 1997, the Company upgraded its electronic credit card processing and added electronic mail to its stores. Late in fiscal 1998, the Company added software which contains data that mirrors the scheduled maintenance requirements in vehicle owner's manuals, specifically by make, model, year and mileage for every automobile. (This scheduled maintenance software will be added to the Acquired Speedy stores in fiscal 2000.) Management believes that this software will facilitate the presentation and sale of Scheduled Maintenance services to customers. Enhancements continue to be made to the POS system annually which increase efficiency, improve the quality and timeliness of store reporting and enable the Company to better serve its customers.

         The financing to open a new store location may be accomplished in one of three ways: a store lease for the land and building (in which case, land and building costs will be financed primarily by the lessor), a land lease with the building constructed by the Company (with building costs paid by the Company), or a land purchase with the building constructed by the Company. In all three cases, each new store also will require approximately $136,000 for equipment (including a point-of-sale system and a truck), and approximately $64,000 in inventory. Because Monro generally does not extend credit to its customers, stores generate almost no receivables and a new store's actual net working capital investment is nominal. Total capital required to open a new store ranges, on average (based upon the last three fiscal years' openings, excluding the Acquired Speedy locations), from $278,000 to $881,000 depending on the location and which of the three financing methods is used. In instances where Monro acquires an existing business, it may pay additional amounts for intangible assets such as customer lists, covenants not-to-compete and goodwill.

         At March 31, 1999, the Company leased the land and/or the building at approximately 80% of its store locations and owned the land and building at the remaining locations. Monro's policy is to situate new stores in the best locations, without regard to the form of ownership required to develop the locations.

         New stores, excluding the Acquired Speedy stores, have average sales of approximately $360,000 in their first twelve months of operation, or $60,000 per bay. The Acquired Speedy stores, which on average are five bay stores, had average, annualized sales per bay of $75,000 in their first six months under Monro ownership.

OPERATING STRATEGY

         Monro's operating strategy is to provide its customers with dependable, high-quality automotive service at a competitive price by emphasizing the following key elements.

         Products and Services

         All stores provide a full range of undercar repair services for brakes, steering, mufflers and exhaust systems, drive train, suspension and wheel alignment. These services apply to all makes and models of domestic and foreign cars, light trucks and vans. In addition, both Monro stores and the Acquired Speedy stores provide many of the routine maintenance services (except engine diagnostic and major transmission repair) which automobile manufacturers suggest or require in the vehicle owners' manuals, and which fulfill manufacturers' requirements for new car warranty compliance. At the end of fiscal 1998, the Company introduced "Scheduled Maintenance" services in all of its Monro stores whereby the aforementioned services are formally packaged and offered to consumers based upon the year, make, model, and mileage of each specific vehicle. ("Scheduled Maintenance" will be offered in the Acquired Speedy locations later in fiscal 2000.) Management believes that the Company is able to offer this service in a more convenient and cost competitive fashion than auto dealers can provide.

         Substantially all of the stores provide oil change services as well as tire sales and installation. All stores perform a heating and cooling system "flush and fill" service, a transmission "flush and fill" service, and belt and hose installation. Stores in New York, West Virginia, New Hampshire, Pennsylvania, North Carolina, Rhode Island and Vermont also perform annual state inspections.

         Customer Satisfaction

         The Company has developed "The Monro Doctrine", a set of customer satisfaction principles, which is displayed in each Monro store so that customers and employees will understand the Company's customer service philosophy. These principles are: free inspection of brakes, shocks, front end and exhaust systems; item-by-item review with customers of problem areas; free written estimates; written guarantees; drive-in service without an appointment; fair and reasonable prices as advertised; and repairs by professionally trained undercar specialists, many of whom are Automotive Service Excellence (ASE) certified in brakes and suspension. (See additional discussion under "Store
Operations: Quality Control and Warranties.")

         Competitive Pricing, Advertising and Co-branding Initiatives

         The Company seeks to set competitive prices for quality services and products. The Company supports its pricing strategy by advertising through direct mail coupon inserts and in-store promotional signage and displays. In addition, the Company advertises through radio, yellow pages, newspapers and television to increase consumer awareness of the services offered.

         In fiscal 1997, the Company began testing co-branding initiatives to more quickly increase consumer awareness in certain markets. The Company believes that, especially in newer markets, customers may more readily be drawn into its stores because of their familiarity with national brand names. Some of these initiatives have included cross-promotional offers with national fast food chains, video rental stores and gasoline chains, as well as with regional supermarkets. Additionally, the Company introduced Bridgestone/Firestone tires into most of its stores in late fiscal 1997, where it had previously carried a private label tire. Through this initiative, the Company believes that it attracts some brand-loyal tire customers who otherwise might not have visited Monro. This gives the Company the opportunity to introduce itself to this new customer, and sell other needed services. The increased tire sales resulting from adding this branded product have exceeded the Company's expectations thus far. (However, the sales still remain less than 10% of the Company's total sales.)

         In fiscal 1997, the Company signed a joint venture agreement with Q-Lube, Inc., a subsidiary of Quaker State Corporation. The agreement called for the two companies to jointly develop retail locations which offer both fast lube and undercar services. The centers were located adjacent to either existing or newly-developed Monro stores. After testing the concept in several locations, Company management decided, in fiscal 1999, to terminate the arrangement with Q-Lube. All anticipated costs of liquidating the joint venture were accrued in fiscal 1999 and did not have a material impact on results of operations.

         Centralized Control

         Unlike many of its competitors, the Company operates, rather than franchises, all of its stores (except for the 14 dealer locations). Monro believes that direct operation of stores enhances its ability to compete by providing centralized control of such areas of operations as service quality, store appearance, promotional activity and pricing. A high level of technical competence is maintained throughout the Company as Monro requires, as a condition of employment, that employees participate in comprehensive training programs to keep pace with technology changes. Additionally, purchasing, distribution, merchandising, advertising, accounting and other store support functions are centralized in the Company's corporate headquarters in Rochester, New York, and are provided through the Company's subsidiary, Monro Service Corporation. The centralization of these functions results in efficiencies and gives management the ability to closely monitor and control costs.

         Comprehensive Training

         The Company provides ongoing, comprehensive training to its store employees. Monro believes that such training provides a competitive advantage by enabling its technicians to provide quality service to its customers in all areas of undercar repair. (See additional discussion under "Store Operations:
Store Personnel and Training.")

STORE OPERATIONS

         Store Format

         The typical format for a Monro repair store is a free-standing building of approximately 4,500 square feet consisting of a sales area, six fully-equipped service bays and a parts storage area, with a parking lot with space for approximately 17 cars. Acquired Speedy stores average five bays per location with approximately 4,200 square feet. Most service bays are equipped with aboveground electric vehicle lifts. The typical Company store carries approximately $60,000 of inventory and approximately 3,000 stock keeping units ("SKUS"). Generally, each store is located within 35 miles of a "key" store which carries approximately 30% more inventory than a typical store and serves as a mini-distribution point of slower moving inventory for other stores in its area.

         The stores generally are situated in high-visibility locations in suburban areas, major metroplitan areas or small towns and offer easy customer access. The typical store is open from 7:30 a.m. to 7:00 p.m. on Monday through Friday and from 7:30 a.m. to 5:00 p.m. on Saturday.

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

         Inventory Control and Management Information System

         All Monro and Acquired Speedy stores are linked to the central office and warehouse by a computerized inventory control and electronic POS management information system, which enables the Company to collect sales and operational data on a daily basis, to adjust store pricing to reflect local conditions and to control inventory on a "real-time" basis. Additionally, each store has access through the POS system to the inventory carried by the seven stores nearest to it. Management believes that this feature improves customer satisfaction and store productivity by reducing the time required to locate out-of-stock parts.

         Quality Control and Warranties

         To maintain quality control, the Company conducts audits to rate its employees' telephone sales manner and the accuracy of pricing information given. All headquarters management personnel participate in the Company's day-in-the-store program by working in a store under the direction of the store manager, to better understand the latest developments at the store level.

         The Company has a customer survey program to monitor customer attitudes toward service quality, friendliness, speed of service, and several other factors for each store. This program includes four survey mailings per store annually. (Each mailing consists of approximately 90 surveys.) Customer concerns are addressed via letter and personal follow-up by field management.

         The Company uses a "Double Check for Accuracy Program" as part of its routine store procedures. This quality assurance program requires that a technician and supervisory-level employee independently inspect a customer's vehicle, diagnose and document the necessary repairs, and agree on an estimate before presenting it to a customer. This process is formally documented on the written estimate by store personnel.

         The Company is an active member of the Motorist Assurance Program
(MAP). MAP is an organization of automotive retailers, wholesalers and manufacturers which was established as part of an industry-wide effort to address the ethics and business practices of companies in the automotive repair industry. Participating companies are committed to improving consumer confidence and trust in the automotive repair industry by adopting "Uniform Inspection Guidelines" and "Standards of Service" established by MAP. These "Standards of Service" are posted in Monro and Speedy stores and serve to provide consistent recommendations to customers in the diagnosis and repair of a vehicle. Monro was the first major automotive chain to apply for MAP accreditation for all of its stores.

         Monro offers limited warranties on substantially all of the products and services that it provides. The Company believes that these warranties are competitive with industry practices, and serve as a marketing tool to increase repeat business at the stores.

         Store Personnel and Training

         The Company supervises store operations primarily through its divisional vice presidents who oversee zone managers who, in turn, oversee market managers. The typical store is staffed by a store manager and four to six technicians, one of whom serves as the assistant manager. All store managers receive a base salary, and assistant managers receive hourly compensation. In addition, store managers and assistant managers may receive other compensation based on their store's customer relations, gross profit, labor cost controls, safety, sales volume and other factors via a quarterly bonus based on performance in these areas.

         Monro believes that the ability to recruit and retain qualified technicians is an important competitive factor in the automotive repair industry, which has historically experienced a high turnover rate. Monro makes a concerted effort to recruit individuals who will have a long-term commitment to the Company and offers an hourly rate structure and additional compensation based on productivity; a competitive benefits package, including health, life and disability insurance; profit-sharing and pension plans; as well as the opportunity to advance within the Company. Most of the Company's managers and market managers started with Monro or Speedy as technicians.

         Most of the Company's new technicians join the Company in their early twenties as trainees or apprentices. As they progress, they are promoted to technician and eventually master technician, the latter requiring ASE certification in both brakes and suspension. The Company offers a tool purchase program through which trainee technicians can acquire their own set of tools. The Company also will reimburse technicians for the cost of ASE certification registration fees and test fees and encourages all technicians to become certified by providing a higher hourly wage rate following their certification.

         The Company's training department conducts in-house technical clinics for store personnel and management training programs for new store managers, and coordinates attendance at technical clinics offered by the Company's vendors. Each Monro store maintains a library of 20 to 25 instructional videos. The Company issues technical bulletins to all stores on innovative or complex repair processes, and maintains a centralized data base for technical repair problems. In addition, the Company has established a telephone technical hotline to provide assistance to store personnel in resolving problems encountered while diagnosing and repairing vehicles. The help line is available during all hours of store operation.

         In fiscal 1997, the Company established Monro University to provide comprehensive training and development of current and prospective store managers. Training is accomplished through an intensive one-week instructional program at a separate facility in Rochester, New York. Topics covered include sales training, customer service, time management, human resources (counseling, recruiting, interviewing, etc.), leadership, inventory control and financial management. The courses employ a variety of instructional techniques including video taping, role playing, and testing. Several of the courses are conducted by officers of the Company, whose first priority is instilling the Company's culture, philosophies and values into the individuals who hold these important positions. The one week class follows a field training segment which ranges from two to six weeks depending upon the individual's level of experience. Monro management is closely tracking the performance of the managers who have completed the class. Early indications are that the program will lead to increased store profitability as well as longer retention of the store managers.

PURCHASING AND DISTRIBUTION

         The Company, through its wholly-owned subsidiary Monro Service Corporation, selects and purchases parts and supplies for all (both Monro and the Acquired Speedy) Company-operated stores on a centralized basis through an automatic replenishment system. Although purchases outside the centralized system ("outside purchases") are made when needed at the store level, these purchases are low by industry standards, and accounted for approximately 14% of all parts used in fiscal 1999. This includes the impact of the Acquired Speedy stores which historically have had higher outside purchases than Monro stores. In fiscal 1998, Monro stores purchased approximately 12% of their parts outside their centralized distribution system.

         The Company's ten largest vendors accounted for approximately 44% of its parts purchases, with the largest vendor accounting for approximately 15% of total purchases in fiscal 1999. The Company purchases parts from over 100 vendors and has no significant long-term contracts with any vendor. Management believes that the Company's relationships with vendors are excellent and that alternative sources of supply exist, at comparable cost, for substantially all parts used in the Company's business. The Company routinely obtains bids from vendors to ensure it is receiving competitive pricing and terms.

         Most parts are shipped by vendors to the Company's warehouse facility in Rochester, New York, and are distributed to stores through the Company-operated tractor/trailer fleet. Most stores are replenished once every week from the warehouse, and such replenishment fills, on the average, 97% of all items ordered by the stores' automatic POS-driven replenishment system. The warehouse stocks approximately 6,700 SKUs.

         In February 1999, the Company signed a purchasing agreement with the National Automotive Parts Association ("NAPA") of Atlanta, Georgia. Effective March 1, 1999, NAPA became the Company's primary outside purchases vendor for auto parts at 90% of its locations. The agreement will enable the Company to reduce costs on outside purchases through uniform and competitive pricing on all purchases made at NAPA's 530 locations participating in the program. In addition, the arrangement will streamline the Company's billing process on outside purchases with electronic data interface and will provide the Company's automotive technicians with access to NAPA's extensive "in-field" training courses.

COMPETITION

         The Company competes in the retail automotive service industry. This industry is generally highly competitive and fragmented, and the number, size and strength of competitors varies widely from region to region. The Company believes that competition in this industry is based on customer service and reputation, store location, name awareness and price. Monro's primary competitors include national and regional undercar specialty and general automotive service chains, both franchised and company-operated; car dealerships; and, to a lesser extent, gas stations and independent garages. Monro considers Midas International Corp., Meineke Discount Mufflers Inc. and CarX to be direct competitors. In most of the new markets that the Company has entered, at least one competitor was already present. In identifying new markets, the Company analyzes, among other factors, the intensity of competition. (See "Expansion Strategy" and "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

EMPLOYEES

         As of March 31, 1999, Monro had 2,811 employees, of whom 2,603 were employed in the field organization, 63 were employed at the warehouse and 145 were employed at the Company's corporate headquarters. Monro's employees are not members of any union. The Company believes that its relations with its employees are good.

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

ITEM 2. PROPERTIES
------------------

         The Company, through Monro Service Corporation, owns its office/warehouse facility of approximately 95,000 square feet, which is located on 12.7 acres of land in Holleder Industrial Park, in Rochester, New York.

         In connection with the Speedy Acquisition, the Company financed most of the real estate formerly owned by SMK Speedy International Inc. via a synthetic lease (off-balance sheet) agreement. This lease was part of a new $135 million secured credit facility from a syndication of lenders. (See additional discussion under "Capital Resources and Liquidity.") Of the total number of Company-operated Acquired Speedy locations, 26 buildings on land-leased sites and 83 parcels of land and buildings on formerly owned locations are currently leased under this arrangement.

         Of Monro's 524 Company-operated stores at March 31, 1999, 107 were owned, 309 were leased and for 108, the land only was leased, including stores under the synthetic lease arrangement. In general, the Company leases store sites for a ten-year period with several five-year renewal options. Giving effect to all renewal options, over 85% of the operating leases (333 stores) expire after 2007. Certain of the leases provide for contingent rental payments if a percentage of annual gross sales exceeds the base fixed rental amount. The highest contingent percentage rent of any lease is 7%, and no such lease has adversely affected profitability of the store subject thereto. Certain officers and directors of the Company or members of their families are the lessors, or have interests in entities that are the lessors, with respect to 41 of the leases. No related party leases, other than renewals or modifications of leases on existing stores, have been entered into since May 1989, and no new related party leases are contemplated.

         The office and warehouse facility and 31 of the owned stores are subject to mortgages held by commercial banks or private investors. As of March 31, 1999, the outstanding amount under the mortgage on the headquarters office and warehouse facility was $2.5 million and the aggregate outstanding amount under the permanent mortgages on 31 of the owned stores was $8.8 million. There was also $.7 million outstanding under a mortgage held by the City of Rochester, New York, secured by the land on which the headquarters office and warehouse is located, and a term loan of $.4 million secured by the headquarters facility.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

         The Company is not a party or subject to any legal proceedings other than certain routine claims and lawsuits that arise in the normal course of its business. The Company does not believe that such routine claims or lawsuits, individually or in the aggregate, will have a material adverse effect on its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY AS OF JUNE 1, 1999
--------------------------------------------------------------

         The following persons are the executive officers of the Company, having been elected by and serving at the discretion of the Board of Directors of the
Company:


Name                            Age           Position
----                            ---           --------

Robert G. Gross                  41           President and Chief Executive Officer

G. Michael Cox                   46           Executive Vice President-Store Operations

Robert W. August                 47           Sr. Vice President-Store Support, and Secretary

Catherine D'Amico                43           Sr. Vice President-Finance, Chief Financial Officer
                                                   and Treasurer

Thomas J. Budreau                42           Divisional Vice President-Eastern Operations

Christopher R. Hoornbeck         48           Divisional Vice President-Western Operations


           The following is a brief account of the business experience of each of the executive officers of the Company:

         Robert G. Gross has been President and Chief Executive Officer since January 1999. Prior to joining the Company, Mr. Gross served as Chairman and Chief Executive Officer of Tops Appliance City, Inc. from 1995 to December 1998. From 1992 to 1994, Mr. Gross served as President and Chief Operating Officer of Eye Care Centers of America, Inc. From 1990 to 1992, Mr. Gross held other executive positions with Eye Care Centers of America, Inc. Prior to 1990, he held various other senior level and management positions. Mr. Gross has an M.B.A. from the State University of New York at Buffalo, and is a certified public accountant.

         G. Michael Cox has been Executive Vice President-Store Operations since March 1997 and Senior Vice President-Store Operations from January 1995 to March 1997. Prior to joining the Company, Mr. Cox was Director of Affiliated Dealer Operations for Bridgestone/Firestone, Inc. from 1993 to January 1995, Director of Corporate Accounts for Bridgestone/Firestone, Inc. from 1992 to 1993 and a Zone Manager for Bridgestone/Firestone, Inc. from 1990 to 1992. Mr. Cox held various other management positions for Bridgestone/Firestone, Inc. from 1976 to 1990.

         Robert W. August has been Senior Vice President-Store Support since October 1996, Secretary since July 1984 and a director since June 1982. Mr. August was Senior Vice President-Marketing from May 1992 to October 1996, Vice President-Marketing from July 1989 to May 1992, Executive Vice President from 1984 to July 1989, and has worked for Monro in various other capacities since 1968.

         Catherine D'Amico has been Senior Vice President-Finance, Chief Financial Officer and Treasurer since August 1993. Ms. D'Amico, a certified public accountant, was previously a Senior Audit Manager with Price Waterhouse LLP in Rochester, New York and was affiliated with such firm from 1978 to 1993.

         Thomas J. Budreau has been Divisional Vice President-Eastern
Operations since December 1998. From October 1995 to November 1998, Mr. Budreau was Vice President-Eastern Operations. Prior to joining the Company, Mr. Budreau was the National Auto Express Service Manager for Montgomery Ward & Co., Incorporated from March 1994 to October 1995. From November 1990 to March 1994, Mr. Budreau was a Regional Auto Express Manager and from March 1988 to November 1990, a District Manager for Montgomery Ward & Co., Incorporated. From 1975 to March 1988, Mr. Budreau held various other management positions with Montgomery Ward & Co., Incorporated.

         Christopher R. Hoornbeck has been Divisional Vice President-Western Operations since December 1998. From October 1996 to November 1998, Mr. Hoornbeck was a Zone Manager and has worked for Monro in various other capacities since 1973.

                                     PART II


ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
-----------------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

Market Information

         The Common Stock is traded on the over-the-counter market and is quoted on the NASDAQ National Market System under the symbol "MNRO." The following table sets forth, for the Company's last two fiscal years, the range of high and low sales prices on the NASDAQ National Market System for the Common Stock:


                                        FISCAL 1999            FISCAL 1998
                                        -----------            -----------

                  QUARTER ENDED        HIGH      LOW          HIGH       LOW
                  -------------        ----      ---          ----       ---
                  June 30,            16 7/8    13 1/4      17 11/16    14 5/8
                  September 30,       15 3/4     9 1/2      17 3/8      13 9/16
                  December 31,        10 3/8     5 5/8      15          13
                  March 31,            9 3/16    6 3/4      15 15/16    13 1/4

         Amounts in these tables have been adjusted to reflect the five percent stock dividends paid in June 1998 and August 1997. No stock dividend was declared for fiscal 1999.

Holders

         At June 1, 1999, the Company's Common Stock was held by approximately 2,500 shareholders of record or through nominee or street name accounts with brokers.

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

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

The following table sets forth selected financial and operating data of the Company for each year in the five-year period ended March 31, 1999. The financial data and certain operating data have been derived from the Company's financial statements which have been examined by PricewaterhouseCoopers LLP, independent accountants. This data should be read in conjunction with the Financial Statements and related notes included under Item 8 of this report and in conjunction with other financial information included elsewhere in this Form 10-K.


                                                                      YEAR ENDED MARCH 31,
                                                  -----------------------------------------------------------
                                                  1999          1998          1997         1996          1995
                                                  ----          ----          ----         ----          ----
                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Income Statement Data:
Sales ......................................   $ 193,458     $ 154,294     $ 141,169    $ 117,104     $ 109,098
Cost of sales including distribution
   and occupancy costs .....................     115,117        87,510        78,792       66,236        59,725
                                               ---------     ---------     ---------    ---------     ---------
Gross profit ...............................      78,341        66,784        62,377       50,868        49,373
Operating, selling, general and
   administrative expenses .................      64,062        46,120        41,749       35,299        32,304
                                               ---------     ---------     ---------    ---------     ---------
Operating income ...........................      14,279        20,664        20,628       15,569        17,069
Interest expense - net .....................       5,600         3,829         3,224        2,637         1,939
Other expense - net ........................         730           331           475          330            22
                                               ---------     ---------     ---------    ---------     ---------
Income before provision for income taxes ...       7,949        16,504        16,929       12,602        15,108
Provision for income taxes .................       3,203         6,650         6,738        4,988         6,024
                                               ---------     ---------     ---------    ---------     ---------
Net income .................................   $   4,746     $   9,854     $  10,191    $   7,614     $   9,084
                                               =========     =========     =========    =========     =========
Earnings per share (a)  Basic ..............   $     .57     $    1.19     $    1.24    $     .96     $    1.16
                                               =========     =========     =========    =========     =========
                        Diluted                $     .53     $    1.09     $    1.13    $     .85     $    1.02
                                               =========     =========     =========    =========     =========
Weighted average number of Common Stock
   Shares and equivalents (a)  Basic .......       8,317         8,256         8,187        7,949         7,808
                               Diluted......       8,997         9,016         9,009        8,906         8,913

SELECTED OPERATING DATA (c):
Sales growth:
   Total ...................................        25.4%          9.3%         20.5%         7.3%         16.5%
   Comparable store (b) ....................        (1.3%)        (0.2%)         7.9%        (3.9%)         6.1%
Stores open at beginning of year ...........         350           313           274          232           202
Stores open at end of year .................         524           350           313          274           232
Capital expenditures .......................   $  23,310 (d) $  25,391     $  27,562    $  25,581     $  20,299

BALANCE SHEET DATA (AT PERIOD END):
Net working capital ........................   $  18,168     $  13,517     $   9,579    $   8,891     $   6,863
Total assets ...............................     202,934       159,088       146,267      120,055        93,042
Long-term debt .............................      78,672        54,102        54,850       45,459        28,749
Shareholders' equity .......................      80,951        76,558        66,625       55,887        48,169


(a) Earnings per share for each fiscal year was computed by dividing net income by the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during the respective year. All share and per share information has been adjusted to give retroactive effect to the five percent stock dividends paid in June 1998, August 1997 and in August 1996.
(b) Comparable store sales data is calculated based on the change in sales of only those stores open as of the beginning of the preceding fiscal year.
(c)      Includes Company-operated stores only--no dealer locations.
(d)      Amount does not include the funding of the Speedy acquisition.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
--------------------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

The following table sets forth income statement data of the Company expressed as a percentage of sales for the fiscal years indicated:


                                                               YEAR ENDED MARCH 31,
                                                               --------------------
                                                             1999      1998     1997
                                                             ----      ----     ----
Sales ..................................................     100.0%   100.0%   100.0%
Cost of sales including distribution and occupancy costs      59.5     56.7     55.8
                                                             -----    -----    -----
Gross profit ...........................................      40.5     43.3     44.2
Operating, selling, general and administrative expenses       33.1     29.9     29.6
                                                             -----    -----    -----
Operating income .......................................       7.4     13.4     14.6
Interest expense - net .................................       2.9      2.5      2.3
Other expense - net ....................................       0.4      0.2      0.3
                                                             -----    -----    -----
Income before provision for income taxes ...............       4.1     10.7     12.0
Provision for income taxes .............................       1.6      4.3      4.8
                                                             -----    -----    -----
Net income .............................................       2.5%     6.4%     7.2%
                                                             =====    =====    =====

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

FISCAL 1999 AS COMPARED TO FISCAL 1998

         On September 17, 1998, the Company completed the acquisition of 189 Company-operated and 14 dealer-operated Speedy stores, all located in the United States. Sales for the Speedy fiscal year ended January 3, 1998 for the 189 Company-operated stores, some of which were opened only part of the year, were approximately $86 million.

         Although the 203 Speedy stores are in the same general markets in which the Company competes, the Monro and Speedy locations are mainly situated in non-overlapping areas. While Monro has tended to open stores in suburban and small town locations, Speedy has tended to locate in major metropolitan areas. Therefore, the combination represents an excellent geographic fit.

         Prior to the acquisition, the Speedy stores were experiencing significant declining comparable store sales and EBITDA margins. The Company believes that the attention of Speedy's management was diverted to the expansion of its European operations. In addition, Speedy's management did not respond to the declining exhaust business by offering other services, as had Monro.

         The acquisition had a dilutive effect on earnings in the 1999 fiscal year. The weakness in Speedy's sales from September 1998 through March 1999 represents a continuation of a decline which was most pronounced prior to the Acquisition in September 1998. The conversion of systems and inventory during the third quarter at all Company-operated Acquired Speedy stores also impacted the performance of these locations. These conversions involved the installation of new point-of-sale systems in the Acquired Speedy stores, as well as the return of slow moving items to manufacturers and restocking with more popular parts, representing approximately half of the inventory in the Speedy stores. The new point-of-sale systems put all of the Company-operated Acquired Speedy stores on Monro's centralized distribution and automatic replenishment system, whereas, previously, each store received parts directly from the various manufacturers. Although essential to margin improvement in future periods, this conversion process was very disruptive to the operations of the Acquired Speedy stores in the third quarter. The Company did experience a substantial reduction in cost of goods in the Acquired Speedy stores between the third and fourth quarters, through reduced outside purchases and lower acquisition costs from vendors as parts were distributed through the Company's centralized distribution system.

         With moderately improved sales and further cost reductions, management believes the acquired operations should begin to contribute to earnings per share during fiscal 2000, and should be increasingly accretive in subsequent years.

         Sales for fiscal 1999 increased $39.2 million, or 25.4% over sales for fiscal 1998. The increase was due to an increase of approximately $42.5 million for stores opened since April 1, 1997, including $31.6 million from the newly-acquired Speedy stores, partially offset by a comparable store sales decrease of 1.3%. During the year, 210 stores were opened and 36 were closed. At March 31, 1999, the Company had 524 stores in operation.

         Management believes that the comparable store sales decrease resulted in part, from a decline in vehicle population in the five to nine year old segment, reflecting the early 1990's recession in new car sales. This segment represents the prime repair age of vehicles and is the target market for the Company's services. (As a result of increased car sales in the mid-to-late 1990s, the 5 to 9 year old segment will begin to increase in calendar 2000.) In addition, the manufacturers' use of stainless steel mufflers on almost all new cars has resulted in a longer muffler life and declining exhaust sales. However, management believes that these declines were offset, in part, by positive industry factors including an increase in the average age of vehicles, a decrease in the number of service bays, an increase in the number of registered vehicles, and a shift in the consumer mentality from "do-it-yourself" to "do-it-for-me" caused by the increased complexity of cars and aging population. Additionally, management believes that its strategy of product diversification and expanded manager training assisted in minimizing the comparable store sales decline vis-a-vis its competitors.

         The Company introduced "Scheduled Maintenance" services in its stores late in the fourth quarter of fiscal 1998. These services are required by vehicle manufacturers to comply with warranty schedules, and are offered by Monro in a more convenient and cost competitive fashion than auto dealers can provide. Management believes that these services will make a positive contribution to comparable store sales in future years, and help to mitigate the aforementioned challenges to comparable store sales which negatively impacted fiscal 1998 and 1999.

         Gross profit for fiscal 1999 was $78.3 million or 40.5% of sales, as compared with $66.8 million or 43.3% of sales for fiscal 1998. The reduction in gross profit as a percentage of sales is primarily attributable to an increase in occupancy costs as a percent of sales reflecting the impact of fixed costs (such as rent and depreciation) against a decline in comparable store sales. Additionally, labor costs increased over the prior year. During periods of slower sales when technicians may not be fully productive, they receive a minimum base-level wage which increases labor cost as a percent of sales.

         Outside purchases also increased as a percent of sales due to continued parts proliferation and the tendency of store personnel to reach for business outside of the normal, recurring work for which the stores stock parts.

         Operating, selling, general and administrative expenses for fiscal 1999 increased by $17.9 million to $64.1 million and, as a percentage of sales, increased by 3.2% as compared to fiscal 1998. Approximately 1.4 percentage points of the increase can be attributed to direct costs associated with the Acquired Speedy stores as well as acquisition-related activities. The remainder is primarily due to increases in fixed, store-related operating and support costs (such as store supervision and utilities) and indirect costs associated with the Acquired Speedy stores against negative comparable store sales.

         The Company has taken proactive steps to reduce corporate overhead and field supervision. Additionally, the Company is on target, and in some cases ahead of schedule, with regard to its planned reduction in store level costs at the Acquired Speedy stores from their previous operating levels. For example, the Company eliminated coffee service; cable TV service; lawn service (supplying lawn mowers to the stores instead); and cleaning service (which is now done by store personnel). Additionally, the Company's uniform contract has been renegotiated, lowering costs chain-wide; supply purchases have been reduced through better controls; and waste costs have been reduced through recycling.

         Since the Company did not attain the minimum required percentage of targeted profit performance, employee bonus payments and profit sharing contributions were significantly reduced from previous, more profitable years.

         Operating income in fiscal 1999 of $14.3 million, or 7.4% of sales, decreased by $6.4 million over the fiscal 1998 level of $20.7 million due to the factors discussed above.

         Interest expense, net of interest income, increased as a percent of sales from 2.5% in fiscal 1998 to 2.9% in fiscal 1999. The weighted average debt outstanding for the year ended March 31, 1999 was approximately $18 million greater than the amount outstanding for the year ended March 31, 1998.

         Other expense, net, at .4% of sales for the year ended March 31, 1999 increased from .2% of sales for the year ended March 31, 1998. This increase was primarily due to amortization of goodwill from the Speedy acquisition.

         The Company's effective tax rate was 40.3% of pre-tax income in fiscal 1999 and fiscal 1998.

         Net income for fiscal 1999 decreased by $5.1 million or 51.8% as compared to fiscal 1998 due to the factors discussed above.

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

         Gross profit for fiscal 1998 was $66.8 million or 43.3% of sales, as compared with $62.4 million or 44.2% of sales for fiscal 1997. The reduction in gross profit as a percentage of sales is primarily attributable to an increase in occupancy costs as a percent of sales reflecting the impact of fixed costs (such as rent and depreciation) against a decline in comparable store sales. Additionally, labor costs increased over the prior year. During periods of slower sales when technicians may not be fully productive, they receive a minimum base-level wage which increases labor cost as a percent of sales.

         Operating, selling, general and administrative expenses for fiscal 1998 increased by $4.4 million to $46.1 million and, as a percentage of sales, increased by .3% as compared to fiscal 1997. The increase in total dollars expended is due, among other things, to additional supervision and advertising expenses in newly added stores and regions, greater costs related to the Company's continuing investment in training, and additional store expenses related to the growth in the number of stores. Although expenses increased during fiscal 1998 as compared to fiscal 1997, the growth rate of these expenses (10.5%) was lower than the percentage increase in the number of stores (12.5%) due to ongoing, concerted efforts by management to control costs and operate within budgetary constraints. Accounting for a portion of the cost reductions were decreases in bonus and profit sharing expenses. Since the Company did not attain the minimum required percentage of targeted profit performance, employee bonus payments were significantly reduced and were eliminated for executive officers, and profit sharing contributions were reduced. In addition, there was an increase, as a percent of sales, in the amount of cooperative advertising credits which the Company received during fiscal 1998 as compared to the previous year. Management was effective in improving various programs negotiated with vendors.

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

CAPITAL RESOURCES AND LIQUIDITY

         Capital Resources

         Other than the funding of the Speedy acquisition, the Company's primary capital requirements for fiscal 1999 were the funding of its new store expansion program and the upgrading of facilities and systems in existing stores, totaling $24.5 million, and principal payments on long-term debt and capital leases of $119.7 million.

         In both fiscal years 1999 and 1998, these capital requirements were primarily met by cash flow from operations and through the use of a Revolving Credit facility. In fiscal years 1999 and 1998, the Company also completed sale/leaseback transactions totaling $8.0 and $10.3 million, respectively.

         In fiscal 2000, the Company intends to open between 10 and 15 new stores. Total capital required to open a new store ranges, on average (based upon the last three fiscal years' openings - excluding the Acquired Speedy stores), from $278,000 to $881,000 depending on whether the store is leased, owned or land leased. Management believes that the Company has sufficient resources available (including cash and equivalents, cash flow from operations and bank financing) to expand its business as currently planned for the next several years.

         Liquidity

         Concurrent with the closing of the Speedy acquisition in September 1998, the Company obtained a new $135 million secured credit facility from a syndication of lenders led by The Chase Manhattan Bank. Approximately $55 million was borrowed under this facility to pay the all-cash purchase price, including transaction expenses of approximately $4 million. In addition, the Company refinanced approximately $35 million of indebtedness through the new credit facility, with the balance of the facility available for future working capital needs. More specifically, the new financing structure consists of a $25 million term loan (all of which was outstanding at March 31, 1999), a $75 million Revolving Credit facility (of which approximately $42 million was outstanding at March 31, 1999), and synthetic lease (off-balance sheet) financing for a significant portion of the Speedy real estate, totaling $35 million. The loans bear interest at the prime rate or other LIBOR-based rate options tied to the Company's financial performance. The Company must also pay a facility fee on the unused portion of the commitment.

         The credit facility has a five-year term. Interest only is payable monthly on the Revolving Credit and synthetic lease borrowings throughout the term. In addition to monthly interest payments, the $25 million term loan requires quarterly principal payments beginning September 30, 1999.

         The term loan and Revolving Credit Facility are secured by all accounts receivable, inventory and other personal property. The Company has also entered into a negative pledge agreement not to encumber any real property, with certain permissible exceptions. The synthetic lease is secured by the real property to which it relates.

         Within the aforementioned $75 million Revolving Credit facility, the Company has available a subfacility of $7 million for the purpose of issuing stand-by letters of credit. The line requires fees aggregating 2.25% annually of the face amount of each stand-by-letter of credit, payable quarterly in advance. A total of $1.7 million of letters of credit were outstanding under this line at March 31, 1999.

         At March 31, 1999, the Company had outstanding $1.8 million in principal amount of its 10.65% Senior Notes due 2000 (the "Senior Notes") with Massachusetts Mutual Life Insurance Company pursuant to a Senior Note Agreement. The sixth and final annual installment of principal of $1.8 million was paid on April 1, 1999.

         During fiscal 1995, the Company purchased 12.7 acres of land for $.7 million from the City of Rochester, New York, on which its office/warehouse facility is located. The City has provided financing for 100 percent of the cost of the land via a 20-year non-interest bearing mortgage, all due and payable in 2015.

         To finance its office/warehouse building, the Company obtained permanent mortgage financing consisting of a 10-year mortgage for $2.9 million and an eight-year term loan in the amount of $.7 million. Both obligations require monthly interest payments, and each may be converted from a floating rate to a fixed rate loan before the last two years of their respective terms. The mortgage requires equal monthly installments of principal based on a 20-year amortization period, and the term loan requires constant monthly payments of principal to fully amortize the debt over the eight-year term. The Company entered into an interest rate swap agreement with a major financial institution which effectively fixes the interest rate over the terms of the aforementioned agreements at 7.15%.

         Any of the Mortgage Notes Payable, secured by store properties, may be converted from a floating rate to a fixed rate loan during the first five years of its seven-year term. Interest is payable monthly. Equal monthly installments of principal are required based on 20-year amortization periods.

         Certain of the Company's long-term debt agreements require, among other things, the maintenance of specified interest and rent coverage ratios and minimum amounts of tangible net worth. They also contain requirements concerning Y2K compliance and restrictions on dividend payments. The Company is in compliance with these requirements at March 31, 1999. These agreements permit mortgages and specific financing lease arrangements with other parties with certain limitations.

         As of March 31, 1999, the Company had cash and equivalents of $5.6 million.

YEAR 2000

         As the year 2000 approaches, the Company, along with other companies, could experience potentially serious operational problems, since many computer programs that were developed in the past may not properly recognize calendar dates beginning with the year 2000. Further, there are embedded chips contained within equipment that may be date sensitive.

         Plans:

         The Company's overall plan for dealing with the Year 2000 problem covers Information Technology ("IT") systems, non-IT systems, and third party providers. The Company has established a dedicated Year 2000 team to lead the Company's activities relating to its Year 2000 issues. The team regularly updates senior management, including the Company's Chief Executive and Chief Financial Officers, as well as the Board of Directors, as to the progress under the Year 2000 Remediation Plan. The Company's current state of readiness with respect to each of these elements is discussed below.

         1.) All IT Systems that the Company considers to be critical at this time have been evaluated for Year 2000 problems. In connection with this process, the Company has developed detailed plans that establish the following phases of work to be done for each major area:

                           1.) An assessment of all systems and equipment,

                           2.) Development of detailed workplans and timelines
                               for remediation,

                           3.) Remediation/modification,

                           4.) Testing and validation,

                           5.) Acceptance and deployment,

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

         3.) The Company uses a variety of third party providers and vendors in the normal course of conducting its day-to-day operations. Year 2000 problems may result in a loss of service from these providers/vendors. The Company believes that loss of electric power, phone, banking or certain outsourced processing services, as well as a vendor's inability to deliver product on a timely basis, could have an immediate and critical adverse material impact on the Company's operations. The Company is contacting each of its major third party providers and vendors to determine if the provider/vendor is Year 2000 compliant. If a provider is not currently Year 2000 compliant, and its plans to become Year 2000 compliant are uncertain, then the Company intends to seek other providers/vendors.

         Contingency Plans:

         The Company's Year 2000 plans also include the development and implementation of contingency plans in the event of Year 2000 failures, both within the Company and by third parties. The plans will identify the specific actions which will be taken if a critical system or third party service provider were not Year 2000 compliant. The Company expects to have these plans completed by December 1, 1999 for all major systems. As discussed above with regard to third party providers/vendors, if a provider is not currently Year 2000 compliant, and its plans to become Year 2000 compliant are uncertain, then the Company intends to seek other providers/vendors.

         Costs:

         The Company estimates that the total costs associated with the Year 2000 effort will be approximately $600,000, the majority of which was expensed in fiscal 1999. The Company's Year 2000 costs have been, and are expected to be, funded out of cash flows from operating activities.

         Risks:

         The failure to correct for Year 2000 problems, either by the Company or third parties, could result in significant disruptions of the Company's operations. At this point in time, based upon the progress to date and information received from third parties, the Company is unable to determine its most likely worst case scenario. The Company, however, continues to monitor its internal progress and the progress of third parties in order to efficiently implement its contingency plans, if necessary.

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

FINANCIAL ACCOUNTING STANDARDS

         Effective in fiscal 1997, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation". As permitted under SFAS 123, the Company will continue to measure stock-based compensation cost as the excess of the quoted market price of the Company's common stock at the grant date over the amount the employee must pay for the stock.

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

         Effective April 1, 1998, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement establishes standards for the reporting and displaying of comprehensive income and its components. This statement requires reporting, by major components and as a single total, the change in net assets during the period from nonshareholder sources. Adoption of this standard had an immaterial effect on financial position.

         On June 17, 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 2000. This statement standardizes the accounting for derivatives and hedging activities and requires that all derivatives be recognized in the statement of financial position as either assets or liabilities at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are to be reported in earnings. Adoption of this standard is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
--------------------------------------------------------------------

         The Company is exposed to market risk from potential changes in interest rates. The Company regularly evaluates these risks and has entered into five interest rate swap agreements, expiring from 2000 to 2003, with an aggregate notional amount of $50.4 million. The agreements limit the interest rate exposure on the Company's floating rate debt via the exchange of fixed and floating rate interest payments periodically over the life of the agreement without the exchange of the underlying principal amounts. Fixed rates under these agreements range from 5.21% to 7.15%.

         Approximately 1% of the Company's long-term debt, excluding capital leases, is at fixed interest rates and therefore, the fair value is affected by changes in market interest rates. Long-term debt, including current portion, had a carrying amount of $80.8 million and a fair value of $79.4 million as of March 31, 1999, as compared to a carrying amount of $52.5 million and a fair value of $52.2 million as of March 31, 1998. The Company's cash flow exposure on floating rate debt, which is not supported by interest rate swap agreements, would have resulted in interest expense fluctuating approximately $.3 million as of March 31, 1999 and 1998 given a 1% change in LIBOR.

         The Company believes the amount of risk and the use of derivative financial instruments described above are not material to the Company's financial condition or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

                                                                   PAGE

Report of Independent Accountants ...............................   25

Audited Financial Statements:
         Consolidated Balance Sheet at March 31, 1999 and 1998 ..   26

         Consolidated Statement of Income for the three
                  years ended March 31, 1999 ....................   27

         Consolidated Statement of Changes in Shareholders'
                  Equity for the three years ended March 31, 1999   28

         Consolidated Statement of Cash Flows for the three
                  years ended March 31, 1999 ....................   29

         Notes to Consolidated Financial Statements .............   30

Selected Quarterly Financial Information (Unaudited) ............   47

                        REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and
Shareholders of
Monro Muffler Brake, Inc.


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Monro Muffler Brake, Inc. and its subsidiaries at March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICEWATERHOUSECOOPERS LLP
Rochester, New York
May 27, 1999

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

--------------------------------------------------------------------------------

                                                                                              MARCH 31,
                                                                                           1999        1998
                                                                                           ----        ----
                                                                                        (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
    Cash and equivalents, including interest-bearing accounts of $5,599
      in 1999 and $5,315 in 1998                                                       $   5,599    $   5,315
    Trade receivables                                                                      1,291          841
    Inventories                                                                           38,656       27,492
    Federal and state income taxes receivable                                              1,090
    Deferred income tax asset                                                              1,709        1,725
    Other current assets                                                                   5,002        4,115
                                                                                       ---------    ---------
           Total current assets                                                           53,347       39,488
                                                                                       ---------    ---------

Property, plant and equipment                                                            194,808      165,839
    Less - Accumulated depreciation and amortization                                     (59,021)     (49,429)
                                                                                       ---------    ---------
           Net property, plant and equipment                                             135,787      116,410
Other noncurrent assets                                                                   13,800        3,190
                                                                                       ---------    ---------
           Total assets                                                                $ 202,934    $ 159,088
                                                                                       =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                                  $   8,373    $   3,582
    Trade payables                                                                         9,745       11,633
    Accrued interest                                                                         268          233
    Accrued payroll, payroll taxes and other payroll benefits                              5,269        3,764
    Accrued insurance                                                                      1,700        2,441
    Accrued restructuring costs                                                            1,825
    Other current liabilities                                                              7,999        4,318
                                                                                       ---------    ---------
           Total current liabilities                                                      35,179       25,971

Long-term debt                                                                            78,672       54,102
Other long-term liabilities                                                                  669          576
Accrued long-term restructuring costs                                                      5,100
Deferred income tax liability                                                              2,363        1,881
                                                                                       ---------    ---------
           Total liabilities                                                             121,983       82,530
                                                                                       ---------    ---------

Commitments
Shareholders' equity:
    Class C Convertible Preferred Stock, $1.50 par value, $.216 and $.227 conversion value at March 31, 1999 and 1998, respectively; 150,000 shares authorized;
      91,727 shares issued and outstanding in 1999 and 1998                                  138          138
    Common Stock, $.01 par value, 15,000,000 shares authorized; 8,321,701 shares
      and 7,876,901 shares issued and outstanding in 1999 and 1998, respectively              83           79
    Additional paid-in capital                                                            35,873       29,284
    Retained earnings                                                                     44,857       47,057
                                                                                       ---------    ---------
           Total shareholders' equity                                                     80,951       76,558
                                                                                       ---------    ---------
           Total liabilities and shareholders' equity                                  $ 202,934    $ 159,088
                                                                                       =========    =========

   The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME


--------------------------------------------------------------------------------

                                                                             YEAR ENDED MARCH 31,
                                                                             --------------------
                                                                          1999       1998       1997
                                                                          ----       ----       ----
                                                                        (DOLLARS IN THOUSANDS, EXCEPT
                                                                              PER SHARE DATA)

Sales                                                                   $193,458   $154,294   $141,169
Cost of sales, including distribution and occupancy costs (a)            115,117     87,510     78,792
                                                                        --------   --------   --------

Gross profit                                                              78,341     66,784     62,377
Operating, selling, general and administrative expenses                   64,062     46,120     41,749
                                                                        --------   --------   --------

Operating income                                                          14,279     20,664     20,628
Interest expense, net of interest income of $27 in 1999, $87 in 1998
    and $23 in 1997 (a)                                                    5,600      3,829      3,224
Other expense, net                                                           730        331        475
                                                                        --------   --------   --------

Income before provision for income taxes                                   7,949     16,504     16,929
Provision for income taxes                                                 3,203      6,650      6,738
                                                                        --------   --------   --------

Net income                                                              $  4,746   $  9,854   $ 10,191
                                                                        ========   ========   ========

Earnings per share:
    Basic                                                               $    .57   $   1.19   $   1.24
                                                                        ========   ========   ========
    Diluted                                                             $    .53   $   1.09   $   1.13
                                                                        ========   ========   ========
Weighted average number of shares of common stock and
    common stock equivalents used in computing earnings per share:
    Basic                                                                  8,317      8,256      8,187
                                                                        ========   ========   ========
    Diluted                                                                8,997      9,016      9,009
                                                                        ========   ========   ========



(a) Costs and expenses include charges for payments under operating and capital leases with affiliated parties totaling $1,783, $1,786 and $1,828 for the years ended March 31, 1999, 1998 and 1997, respectively.



   The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

--------------------------------------------------------------------------------

                                          CLASS C
                                         CONVERTIBLE            ADDITIONAL
                                          PREFERRED   COMMON      PAID-IN    RETAINED
                                           STOCK       STOCK      CAPITAL    EARNINGS      TOTAL
                                           -----       -----      -------    --------      -----
                                                                 (DOLLARS IN THOUSANDS)

Balance at March 31, 1996                $    138    $     69    $ 17,061    $ 38,619    $ 55,887


Net income                                                                     10,191      10,191

Exercise of stock options                                   2         545                     547

Stock dividend                                              4       4,584      (4,588)
                                         --------    --------    --------    --------    --------

Balance at March 31, 1997                     138          75      22,190      44,222      66,625


Net income                                                                      9,854       9,854

Exercise of stock options                                              79                      79

Stock dividend                                              4       7,015      (7,019)
                                         --------    --------    --------    --------    --------

Balance at March 31, 1998                     138          79      29,284      47,057      76,558


Net income                                                                      4,746       4,746

Other comprehensive income (1):
  Minimum pension liability adjustment                                           (317)       (317)

Exercise of stock options                                             462                     462

Stock dividend                                              4       6,624      (6,629)         (1)

Note receivable from shareholder                                     (497)                   (497)
                                         --------    --------    --------    --------    --------

Balance at March 31, 1999                $    138    $     83    $ 35,873    $ 44,857    $ 80,951
                                         ========    ========    ========    ========    ========



(1) Components of comprehensive income are reported net of related taxes of $210.






   The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

--------------------------------------------------------------------------------

                                                                              YEAR ENDED MARCH 31,
                                                                              --------------------
                                                                        1999          1998         1997
                                                                        ----          ----         ----
                                                                            (DOLLARS IN THOUSANDS)
                                                                         INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
     Net income                                                       $   4,746    $   9,854    $  10,191
                                                                      ---------    ---------    ---------
     Adjustments to reconcile net income to net cash provided
         by operating activities -
         Depreciation and amortization                                   11,751        9,259        8,099
         Net change in deferred income taxes                                708          186          192
         (Gain) loss on disposal of property, plant and equipment          (191)          42         (100)
         (Increase) decrease in trade receivables                          (450)         287          102
         Increase in inventories                                         (4,385)      (7,482)      (3,472)
         Decrease (increase) in other current assets                      1,101         (217)        (717)
         Increase in other noncurrent assets                             (1,780)        (441)         (63)
         (Decrease) increase in trade payables                           (2,892)       2,905        1,858
         Increase (decrease) in accrued expenses                          1,134         (524)       3,541
         (Decrease) increase in income taxes payable                     (1,090)         298         (278)
         (Decrease) increase in other long-term liabilities                  (1)          17            7
                                                                      ---------    ---------    ---------
               Total adjustments                                          3,905        4,330        9,169
                                                                      ---------    ---------    ---------
               Net cash provided by operating activities                  8,651       14,184       19,360
                                                                      ---------    ---------    ---------

Cash flows from investing activities:
     Capital expenditures                                               (23,310)     (25,391)     (27,562)
     Proceeds from the sale of property, plant and
       equipment                                                          8,114       10,552           97
     Payment for purchase of Speedy stores                              (20,632)
                                                                      ---------    ---------    ---------
               Net cash used for investing activities                   (35,828)     (14,839)     (27,465)
                                                                      ---------    ---------    ---------

Cash flows from financing activities:
     Exercise of stock options                                              462           79          547
     Proceeds from borrowings                                           147,155       60,099       58,220
     Principal payments on long-term debt and capital
       lease obligations                                               (119,659)     (60,646)     (49,504)
     Loan to shareholder                                                   (497)
                                                                      ---------    ---------    ---------
               Net cash provided by (used for) financing activities      27,461         (468)       9,263

Increase (decrease) in cash                                                 284       (1,123)       1,158
Cash at beginning of year                                                 5,315        6,438        5,280
                                                                      ---------    ---------    ---------
Cash at end of year                                                   $   5,599    $   5,315    $   6,438
                                                                      =========    =========    =========






   The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

BACKGROUND

Monro Muffler Brake, Inc. and its wholly owned subsidiaries, Monro Service Corporation and Monro Leasing, LLC (the "Company"), had 524 Company-operated and 14 dealer-operated automotive repair centers located primarily in the northeast region of the United States as of March 31, 1999.

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

CONSOLIDATION

The consolidated financial statements include the Company and its wholly owned subsidiaries, Monro Service Corporation and Monro Leasing, LLC, after the elimination of intercompany transactions and balances.

REVENUE RECOGNITION

Sales are recorded upon completion of automotive undercar repair services provided to customers or upon the sale of incidental products and services to customers.

COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income", at the beginning of fiscal 1999. As it relates to the Company, comprehensive income is defined as net earnings less minimum pension liability and is reported net of related taxes.

WARRANTY

The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. Actual expenses have not materially differed from the accruals estimated in prior periods.

INVENTORIES

The Company's inventories consist of automotive parts and tires.

Substantially all merchandise inventories are valued under the last-in, first-out (LIFO) method. Under the first-in, first-out (FIFO) method, these inventories would have been $170,000, $426,000 and $544,000 higher at March 31, 1999, 1998 and 1997, respectively. The FIFO value of inventory approximates the current replacement cost.

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

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

GOODWILL

Goodwill is amortized on a straight-line basis over periods ranging from 7 to 20 years. The Company evaluates goodwill for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

ADVERTISING

The Company expenses the production costs of advertising the first time the advertising takes place, except for direct response advertising which is capitalized and amortized over its expected period of future benefits.

Direct response advertising consists primarily of coupons for the Company's services. The capitalized costs of this advertising are amortized over the period of the coupon's validity, which typically is a six-week period.

Prepaid advertising at March 31, 1999 and 1998 and advertising expense for the years ended March 31, 1999, 1998 and 1997 were not material to these financial statements.

INTEREST RATE HEDGE AGREEMENTS

The Company enters into interest rate hedge agreements which involve the exchange of fixed and floating rate interest payments periodically over the life of the agreement without the exchange of the underlying principal amounts. The differential to be paid or received is accrued as interest rates change and is recognized over the life of the agreements as an adjustment to interest expense. The Company does not utilize financial instruments for trading or other speculative purposes.

EARNINGS PER SHARE

In fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Prior periods have been restated to reflect the new standard. All share and per share amounts have also been restated to reflect the five percent stock dividends paid in June 1998, August 1997 and August 1996 (Note 8).

STOCK-BASED COMPENSATION

The Company measures stock-based compensation cost as the excess of the quoted market price of the Company's common stock at the grant date over the amount the employee must pay for the stock. The Company's policy generally is to grant stock options at fair market value at the date of grant.

STATEMENT OF CASH FLOWS

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

RECLASSIFICATIONS

Certain amounts in the Consolidated Balance Sheet and the Consolidated Statement of Cash Flows have been reclassified to improve reporting and maintain comparability among the periods presented.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - ACQUISITION OF SPEEDY U.S.A. STORES

In September 1998, the Company completed the acquisition of 189 Company-operated and 14 dealer-operated Speedy stores, all located in the United States, from SMK Speedy International Inc. of Toronto Canada ("the Speedy acquisition"). Speedy stores provide automotive repair services, specializing in undercar care, in 11 states located primarily in the northeast. The acquisition was accounted for as a purchase, and accordingly, the operating results of Speedy have been included in the Company's consolidated financial statements since the date of the acquisition.

Approximately $51 million was initially borrowed under a new $135 million secured credit facility to pay the all-cash purchase price, with additional amounts to be borrowed under the facility for the closing of underperforming or redundant Speedy stores, capital expenditures at remaining Speedy stores and transaction expenses (Note 5).

In connection with the acquisition, the Company recorded a reserve for accrued restructuring costs of approximately $7.8 million. This reserve relates to costs associated with the closing of approximately 45 duplicative or poorly performing Speedy stores, and includes charges for rent and real estate taxes (net of anticipated sublease income), the write down of assets to their fair market value, and net losses experienced by these stores through their closure date. Through May 31, 1999, the Company had closed, sold or subleased 34 of the Acquired Speedy stores, with plans to close the remainder early in fiscal 2000.

The excess of the aggregate purchase price over the fair value of net assets acquired of approximately $9.3 million is being amortized on a straight-line basis over 20 years.

The following unaudited pro forma consolidated results of operations for the years ended March 31, 1999 and 1998 assume the Speedy acquisition occurred as of April 1, 1997 (in thousands, except per share data):


                                                        1999            1998
                                                        ----            ----

                   Net sales                         $ 228,500        $226,300
                   Net earnings                      $   2,100        $  2,700
                   Earnings per share
                     Basic                           $     .25        $    .33
                     Diluted                         $     .23        $    .30


These amounts included Speedy's actual results in fiscal 1998 and for the first five and a half months in fiscal 1999 prior to the acquisition, and the actual results for the six and a half months in fiscal 1999 after the acquisition. The amounts are based upon certain assumptions and estimates, and do not reflect any benefit from economies which might be achieved from combined operations. The unaudited pro forma results do not necessarily represent results which would have occurred had the acquisition been consummated at the beginning of fiscal 1998 or 1999, nor are they indicative of the results of future combined operations under the ownership and management of the Company.

An investment banking firm associated with a principal shareholder/director of the Company served as consultant to the Company in connection with the acquisition and related financing (Note 11).

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

The major classifications of property, plant and equipment are as follows:


                                  MARCH 31, 1999                  MARCH 31, 1998
                                  --------------                  --------------
                           OWNED     LEASED     TOTAL      OWNED     LEASED     TOTAL
                           -----     ------     -----      -----     ------     -----
                                            (DOLLARS IN THOUSANDS)

Land                    $ 25,034              $ 25,034   $ 23,772              $ 23,772
Buildings and
   improvements           85,891   $  7,422     93,313     76,062   $  6,838     82,900
Equipment, signage
   and fixtures           61,485         82     61,567     47,379         82     47,461
Vehicles                  10,917      1,214     12,131      7,184        620      7,804
Construction-in-
   progress                2,763                 2,763      3,902                 3,902
                        --------   --------   --------   --------   --------   --------
                         186,090      8,718    194,808    158,299      7,540    165,839
   Less - Accumulated
     depreciation and
     amortization         54,251      4,770     59,021     45,129      4,300     49,429
                        --------   --------   --------   --------   --------   --------
                        $131,839   $  3,948   $135,787   $113,170   $  3,240   $116,410
                        ========   ========   ========   ========   ========   ========


Interest costs capitalized aggregated $276,000 in 1999 and $448,000 in 1998.

Amortization expense recorded under capital leases totaled $470,000, $434,000 and $398,000 for the years ended March 31, 1999, 1998 and 1997, respectively.

NOTE 4 - OTHER NONCURRENT ASSETS

Other noncurrent assets consist of the following:

                                                   MARCH 31,
                                                --------------
                                                1999      1998
                                                ----      ----
                                            (DOLLARS IN THOUSANDS)
Deferred debt issuance costs                  $ 2,279   $   374
Non-compete agreements                            381       485
Investment in limited partnership                 323       326
Goodwill                                       10,477     1,454
Acquisition-related costs                                   223
Other                                             340       328
                                              -------   -------
                                              $13,800   $ 3,190
                                              =======   =======


Accumulated amortization associated with noncurrent assets at March 31, 1999 and 1998 amounted to $2,355,000 and $1,837,000, respectively. Amortization expense totaled $510,000, $292,000 and $317,000 for the years ended March 31, 1999, 1998 and 1997, respectively.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 5 - LONG-TERM DEBT

Long-term debt consists of the following:


                                                                                       MARCH 31,
                                                                                       ---------
                                                                                    1999       1998
                                                                                    ----       ----
                                                                                 (DOLLARS IN THOUSANDS)

Revolving Credit Facility                                                          $41,675   $34,800
Term loan financing, LIBOR-based,
    due in installments through fiscal year 2004 (a)                                25,000
10.65% Senior Notes, due in installments through fiscal year 2000                    1,833     3,667
Mortgage Notes Payable, LIBOR plus 1.0%, secured by store properties, due
   in installments through 2003 (a)                                                  8,457     9,018
Mortgage Note Payable, LIBOR plus .8%, secured by warehouse and
   office building, due in installments through 2006 (a)                             2,458     2,607
Term loan financing, LIBOR plus .8%, secured by warehouse and
   office building, due in installments through 2004 (a)                               425       517
Mortgage Note Payable, non-interest bearing, secured by warehouse and office
   land, due in one installment in 2015                                                660       660
Other mortgages and notes, 8.0% to prime plus .75%, partially secured by store
   properties and equipment, due in installments through 2008 (a)                      328     1,225
Obligations under capital leases, 6.0% to 16.8%, secured by store properties and
   certain equipment, due in installments through 2012                               6,209     5,190
                                                                                   -------   -------
                                                                                    87,045    57,684
   Less - Current portion                                                            8,373     3,582
                                                                                   -------   -------
                                                                                   $78,672   $54,102
                                                                                   =======   =======




(a) The prime rate at March 31, 1999 was 7.75%. The London Interbank Offered Rate (LIBOR) at March 31, 1999 was 4.94%.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Concurrent with the closing of the Speedy acquisition in September 1998, the Company obtained a new $135 million secured credit facility from a syndication of lenders led by The Chase Manhattan Bank. Approximately $55 million was borrowed under this facility to pay the all-cash purchase price, including transaction expenses of approximately $4 million. In addition, the Company refinanced approximately $35 million of indebtedness through the new credit facility, with the balance of the facility available for future working capital needs. More specifically, the new financing structure consists of a $25 million term loan (all of which was outstanding at March 31, 1999), a $75 million Revolving Credit facility (of which approximately $42 million was outstanding at March 31, 1999), and synthetic lease (off-balance sheet) financing for a significant portion of the Speedy real estate, totaling $35 million. The loans bear interest at the prime rate or other LIBOR-based rate options tied to the Company's financial performance. The Company must also pay a facility fee on the unused portion of the commitment.

The credit facility has a five-year term. Interest only is payable monthly on the Revolving Credit and synthetic lease borrowings throughout the term. In addition to monthly interest payments, the $25 million term loan requires quarterly principal payments beginning September 30, 1999.

The term loan and Revolving Credit Facility are secured by all accounts receivable, inventory and other personal property. The Company has also entered into a negative pledge agreement not to encumber any real property, with certain permissible exceptions. The synthetic lease is secured by the real property to which it relates.

Within the aforementioned $75 million Revolving Credit facility, the Company has available a subfacility of $7 million for the purpose of issuing stand-by letters of credit. The line requires fees aggregating 2.25% annually of the face amount of each stand-by-letter of credit, payable quarterly in advance. A total of $1.7 million of letters of credit were outstanding under this line at March 31, 1999.

At March 31, 1999, the Company had outstanding $1.8 million in principal amount of its 10.65% Senior Notes due 2000 (the "Senior Notes") with Massachusetts Mutual Life Insurance Company pursuant to a Senior Note Agreement. The sixth and final annual installment of principal of $1.8 million was paid on April 1, 1999.

During fiscal 1995, the Company purchased 12.7 acres of land for $.7 million from the City of Rochester, New York, on which its office/warehouse facility is located. The City has provided financing for 100 percent of the cost of the land via a 20-year non-interest bearing mortgage, all due and payable in 2015.

To finance its office/warehouse building, the Company obtained permanent mortgage financing consisting of a 10-year mortgage for $2.9 million and an eight-year term loan in the amount of $.7 million. Both obligations require monthly interest payments, and each may be converted from a floating rate to a fixed rate loan before the last two years of their respective terms. The mortgage requires equal monthly installments of principal based on a 20-year amortization period, and the term loan requires constant monthly payments of principal to fully amortize the debt over the eight-year term. The Company entered into an interest rate swap agreement with a major financial institution which effectively fixes the interest rate over the terms of the aforementioned agreements at 7.15%.

Any of the Mortgage Notes Payable, secured by store properties, may be converted from a floating rate to a fixed rate loan during the first five years of its seven-year term. Interest is payable monthly. Equal monthly installments of principal are required based on 20-year amortization periods.

The Company is a party to four additional interest rate swap agreements, expiring from 2000 to 2003, with an aggregate notional amount of $47.5 million. The purpose of these agreements is to limit the interest rate exposure on the Company's floating rate debt. Fixed rates under these agreements range from 5.21% to 6.35%.

Certain of the Company's long-term debt agreements require, among other things, the maintenance of specified interest and rent coverage ratios and amounts of tangible net worth. They also contain requirements concerning Y2K compliance and restrictions on dividend payments. The Company is in compliance with these requirements at March 31, 1999. These agreements permit mortgages and specific financing lease arrangements with other parties with certain limitations.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Aggregate debt maturities over the next five years and thereafter are as follows:


                                                   CAPITAL LEASES
                                             -------------------------
                                             AGGREGATE        IMPUTED        ALL OTHER
                YEAR ENDED MARCH 31,           AMOUNT         INTEREST          DEBT          TOTAL
                --------------------           ------         --------          ----          -----
                                                      (DOLLARS IN THOUSANDS)

                       2000                    $1,619          $(843)          $7,597        $  8,373
                       2001                     1,373           (773)           7,858           8,458
                       2002                     1,343           (690)           8,809           9,462
                       2003                     1,087           (612)          10,361          10,836
                       2004                       987           (566)          43,766          44,187
                       Thereafter               5,374         (2,090)           2,445           5,729
                                                                                            ---------
                                 Total                                                        $87,045
                                                                                            =========


The interest amounts and balloon payment due under the synthetic lease financing are treated as operating rent commitments, and are excluded from this table of aggregate debt maturities (Note 9).


NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments consisted of the following:


                                                          MARCH 31, 1999                        MARCH 31, 1998
                                                          --------------                        --------------
                                                    CARRYING           FAIR                CARRYING          FAIR
                                                     AMOUNT           VALUE                 AMOUNT           VALUE
                                                     ------           -----                 ------           -----
                                                                       (DOLLARS IN THOUSANDS)

Long-term debt, including current portion           $80,836          $79,387               $52,494          $52,224


The carrying amount of cash and cash equivalents approximates fair value because their maturity is generally less than one year in duration. Fair value of long-term debt was estimated using either quoted market prices for the same or similar issues, or the current rates offered to the Company for debt with similar maturities.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7 - INCOME TAXES

The components of the provision for income taxes are as follows:


                                     YEAR ENDED MARCH 31,
                                     --------------------
                                    1999     1998     1997
                                    ----     ----     ----
                                    (DOLLARS IN THOUSANDS)

Currently payable -
     Federal                      $2,075   $5,435   $5,418
     State                           630    1,029    1,128
                                  ------   ------   ------
                                   2,705    6,464    6,546
Deferred -
     Federal                         423      154      159
     State                            75       32       33
                                  ------   ------   ------
                                     498      186      192
                                  ------   ------   ------
               Total              $3,203   $6,650   $6,738
                                  ======   ======   ======


Deferred tax (liabilities) assets are comprised of the following:


                                                     YEAR ENDED MARCH 31,
                                                  -------------------------
                                                  1999      1998       1997
                                                  ----      ----       ----
                                                   (DOLLARS IN THOUSANDS)

    Property and equipment basis differences   $(2,591)   $(2,232)   $(2,014)
    Prepaid expenses                              (417)      (486)      (397)
    Tax shelter investment                        (389)      (302)      (287)
    Installment sale                                         (180)      (265)
    Other                                         (242)      (193)       (79)
                                               -------    -------    -------
Gross deferred tax liabilities                  (3,639)    (3,393)    (3,042)
                                               -------    -------    -------

    Capital leases                                 548        780        755
    Insurance accruals                             748        959        798
    Inventory reserves                             234         93         43
    Vacation accrual                               330        210        174
    Warranty and other reserves                    790        864      1,034
    Other                                          335        331        268
                                               -------    -------    -------
Gross deferred tax assets                        2,985      3,237      3,072
                                               -------    -------    -------
Net deferred tax (liability) asset             $  (654)   $  (156)   $    30
                                               =======    =======    =======


MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

A reconciliation between the U. S. Federal statutory tax rate and the effective tax rate reflected in the accompanying financial statements is as follows:


                                                       YEAR ENDED MARCH 31,
                                                       --------------------
                                        1999                    1998                   1997
                                        ----                    ----                   ----
                                AMOUNT       PERCENT     AMOUNT      PERCENT     AMOUNT    PERCENT
                                ------       -------     ------      -------     ------    -------
                                                       (DOLLARS IN THOUSANDS)

Federal income tax based on
   statutory tax rate applied
   to income before taxes       $2,703        34.0       $5,722         34.7     $5,883      34.8
State income tax, net of
   federal income tax benefit      465         5.9          693          4.2        758       4.5
Other                               35          .4          235          1.4         97        .5
                                ------        ----       ------         ----     ------      ----
                                $3,203        40.3       $6,650         40.3     $6,738      39.8
                                ======        ====       ======         ====     ======      ====


NOTE 8 - CONVERTIBLE PREFERRED STOCK AND COMMON STOCK

A summary of the changes in the number of shares of Class C preferred stock and common stock is as follows:



                                        COMMON            CLASS C
                                         STOCK     CONVERTIBLE PREFERRED
                                        SHARES             STOCK
                                      ---------    ---------------------

Balance at March 31, 1996             6,914,835             91,727
Stock options exercised                 209,826
Stock dividend                          345,665
                                      ---------          ---------
Balance at March 31, 1997             7,470,326             91,727
Stock options exercised                  33,151
Stock dividend                          373,424
                                      ---------          ---------
Balance at March 31, 1998             7,876,901             91,727
Stock options exercised                  51,030
Stock dividend                          393,770
                                      ---------          ---------
Balance at March 31, 1999             8,321,701             91,727
                                      =========          =========

On May 13, 1998, the Board of Directors declared a five percent stock dividend on the Company's common stock, paid June 18, 1998, to shareholders of record as of June 8, 1998. The Company also paid a five percent stock dividend on August 4, 1997, to shareholders of record as of June 20, 1997, and on August 5, 1996, to shareholders of record as of June 21, 1996. All share and per share information included in the accompanying financial statements and notes have been adjusted to give retroactive effect to these dividends.

Additionally, in accordance with antidilution provisions of the Class C convertible preferred stock, the conversion value of the preferred stock was restated to $.216 per share.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Holders of at least 60% of the Class C preferred stock must approve any action authorized by the holders of common stock. In addition, there are certain restrictions on the transferability of shares of Class C preferred stock.

Under the 1984 and 1987 Incentive Stock Option Plans, 727,672 shares (as retroactively adjusted for the five percent stock dividends) of the common stock were reserved for issuance to officers and key employees. The 1989 Incentive Stock Option Plan authorized an additional 173,255 shares (as retroactively adjusted for the five percent stock dividends) for issuance.

In January 1994, May 1995 and May 1997, the Board of Directors authorized an additional 257,809, 109,974 and 210,000 shares, respectively (as retroactively adjusted for the stock dividends), for issuance under the 1989 Plan. These amounts were approved by shareholders in August 1994, August 1995 and August 1997, respectively.

In November 1998, subject to the approval of shareholders in August 1999, the Board of Directors authorized the 1998 Incentive Stock Option Plan, reserving 750,000 shares of common stock for issuance to officers and key employees.

Generally, options vest within the first five years of their term, and have a duration of ten years. Outstanding options are exercisable for various periods through February 2009.

A summary of changes in outstanding stock options (as retroactively adjusted for the five percent stock dividends) is as follows:


                          WEIGHTED AVERAGE                              AVAILABLE
                           EXERCISE PRICE    OUTSTANDING  EXERCISABLE   FOR GRANT
                           --------------    -----------  -----------   ---------
AT MARCH 31, 1996             $  7.94          670,447      366,853      143,107


Granted                       $ 14.00          124,151                  (124,151)
Became exercisable                                           56,926
Exercised                     $  2.37         (231,333)    (231,333)
Canceled                      $ 13.51          (23,176)                   23,176
Rounding for stock dividend                          1                        (4)
                                              --------    ---------    ---------
AT MARCH 31, 1997             $ 11.50          540,090      192,446       42,128


Authorized                                                               210,000
Granted                       $ 13.50          130,384                  (130,384)
Became exercisable                                           53,657
Exercised                     $  2.30          (34,809)     (34,809)
Canceled                      $ 13.56         (216,797)      (9,393)     216,797
Rounding for stock dividend                          5
                                              --------    ---------    ---------
AT MARCH 31, 1998             $ 11.81          418,873      201,901      338,541

Authorized                                                               750,000
Granted                       $  9.01          547,888                  (547,888)
Became exercisable                                           66,464
Exercised                     $  9.06          (51,030)     (51,030)
Canceled                      $ 12.38           (9,153)      (4,018)       9,153
Rounding for stock dividend                         (1)          (3)
                                              --------    ---------    ---------
AT MARCH 31, 1999                              906,577      213,314      549,806
                                              ========    =========    =========


MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The following table summarizes information about fixed stock options outstanding at March 31, 1999:


                          OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                          -------------------                              -------------------

                                       WEIGHTED       WEIGHTED                           WEIGHTED
                                        AVERAGE        AVERAGE                            AVERAGE
      RANGE OF            SHARES       REMAINING      EXERCISE               SHARES      EXERCISE
  EXERCISE PRICES      UNDER OPTION      LIFE           PRICE             UNDER OPTION     PRICE
  ---------------      ------------      ----           -----             ------------     -----
  $ 1.00 - $10.00        520,477         8.89          $ 7.60                 69,781      $ 5.65
  $10.01 - $15.00        250,917         6.86          $12.90                110,048      $12.50
  $15.01 - $19.75        135,183         6.70          $15.61                 33,485      $15.01

In August 1994, the Board of Directors authorized a non-employee directors' stock option plan which was approved by shareholders in August 1995. The plan initially reserved 66,852 shares of common stock (as retroactively adjusted for the five percent stock dividends), and provides for (i) the grant to each non-employee director as of August 1, 1994 of an option to purchase 3,039 shares of the Company's common stock (as retroactively adjusted for the five percent stock dividends) and (ii) the annual grant to each non-employee director of an option to purchase 3,039 shares (as retroactively adjusted for the five percent stock dividends) on the date of the annual meeting of shareholders beginning in 1995. The options expire ten years from the date of grant and have an exercise price equal to the fair market value of the Company's common stock on the date of grant. Options vest immediately upon issuance.

In May 1997, the Board of Directors authorized an additional 68,250 shares (as retroactively adjusted for the five percent stock dividends) for issuance under the Plan, which were approved by shareholders in August 1997. Also, in May 1999, subject to the approval of shareholders in August 1999, the Board of Directors authorized an additional 65,000 shares for issuance under the Plan.

A summary of changes in these stock options is as follows:


                             OPTION PRICE                                               AVAILABLE
                              PER SHARE           OUTSTANDING        EXERCISABLE        FOR GRANT
                              ---------           -----------        -----------        ---------

AT MARCH 31, 1996           $12.74 - $14.14          42,542              42,542           24,310

Granted                              $17.01          21,271              21,271          (21,271)
                                                    -------             -------          -------
AT MARCH 31, 1997           $12.74 - $17.01          63,813              63,813            3,039

Authorized                                                                                68,250
Granted                              $16.08          21,271              21,271          (21,271)
                                                    -------             -------          -------
AT MARCH 31, 1998           $12.74 - $17.01          85,084              85,084           50,018

Granted                              $12.63          21,273              21,273          (21,273)
                                                    -------             -------          -------
AT MARCH 31, 1999           $12.63 - $17.01         106,357             106,357           28,745
                                                    =======             =======          =======



Effective in fiscal 1997, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." As permitted under SFAS 123, the Company will continue to measure stock-based compensation cost as the excess of the quoted market price of the Company's common stock at the grant date over the amount the employee must pay for the stock.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

SFAS 123 requires disclosure of pro forma net income and pro forma net income per share as if the fair value-based method had been applied in measuring compensation cost for the stock-based awards granted subsequent to fiscal year 1995. Management believes that 1999, 1998 and 1997 pro forma amounts are not representative of the effects of stock-based awards on future pro forma net income and pro forma earnings per share because those pro forma amounts exclude the pro forma compensation expense related to unvested stock options granted before fiscal 1996.

Reported and pro forma net income and earnings per share amounts are set forth below:


                                      YEAR ENDED MARCH 31,
                                      --------------------
                                  1999       1998       1997
                                  ----       ----       ----
                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Net income
  As reported                    $4,746     $9,854     $10,191
  Pro forma                       3,978      9,602      10,000

Earnings per share - diluted
  As reported                    $  .53     $ 1.09     $  1.13
  Pro forma                         .44       1.06        1.11


The weighted average fair value per option at the date of grant for options granted during fiscal 1999, 1998 and 1997 was $4.40, $6.70 and $8.20, respectively.

The fair values of the options granted were estimated on the date of their grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:


                                          YEAR ENDED MARCH 31,
                                          --------------------
                                   1999             1998            1997
                                   ----             ----            ----

Risk free interest rate            4.83%            5.85%           6.38%
Expected life                    9 years          9 years         9 years
Expected volatility                30.5%            25.0%           26.0%
Expected dividend yield               0%               0%              0%


Forfeitures are recognized as they occur.

NOTE 9 - OPERATING LEASES AND OTHER COMMITMENTS

The Company leases retail facilities and store equipment under noncancellable lease agreements which expire at various dates through fiscal year 2014. In addition to stated minimum payments, certain real estate leases have provisions for contingent rentals when retail sales exceed specified levels. Generally, the leases provide for renewal for various periods at stipulated rates. Most of the facilities' leases require payment of property taxes, insurance and maintenance costs in addition to rental payments, and several provide an option to purchase the property at the end of the lease term.

During fiscal 1999 and 1998, the Company entered into agreements for the sale/leaseback of certain stores, and into agreements for the sale/leaseback of store equipment. The Company has lease renewal options under the real estate agreements at projected future fair market values, and has both purchase and renewal options under the equipment lease agreements.

At March 31, 1999 and 1998, real estate with net book values totaling $5.1 million and $5.8 million, respectively, and equipment with net book values totaling $2.7 million and $3.9 million, respectively, have been removed from the balance sheet. Gains realized of $.3 million and $.5 million for the sale/leasebacks for 1999 and 1998, respectively, have been deferred and are being credited to income as rent expense adjustments over the lease terms.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Future minimum payments required under noncancellable leases are as follows:


                                SYNTHETIC LEASE         OTHER OPERATING LEASES       TOTAL
                                ---------------         ----------------------       -----
                                                        (DOLLARS IN THOUSANDS)
YEAR ENDED MARCH 31,
--------------------
2000                             $  2,776                     $ 15,337             $  18,113
2001                                2,776                       13,946                16,722
2002                                2,777                       12,266                15,043
2003                                2,777                       10,856                13,633
2004                               30,381                        8,827                39,208
Thereafter                                                      35,748                35,748
                                 --------                     --------             ---------
Total                            $ 41,487                     $ 96,980             $ 138,467
                                 ========                     ========             =========




Rent expense under operating leases totaled $13,247,000, $7,944,000 and $6,965,000 in 1999, 1998 and 1997, respectively, including contingent rentals of $508,000, $589,000 and $649,000 in each respective year.

Future minimum lease commitments include amounts payable under the synthetic lease agreement structured to finance most of the real estate in the Speedy acquisition (Notes 2 and 5). Should the Company or the lessor choose not to renew the lease at the end of its initial five year term, the Company may buy the property for its original acquisition cost of $34.8 million. Alternatively, the property will be sold, and the Company has guaranteed a residual value of 81.5% of the acquisition cost. Of the $30,381,000 commitment for fiscal year 2004, approximately $28,376,000 represents the minimum principal amount
(i.e. the guaranteed residual) due on September 15, 2003, should the synthetic lease not be renewed. Renewal options provide for one five year renewal term and 30 additional renewal terms of one year each.

The Company has an employment agreement with its Chief Executive Officer. The agreement is for a five-year term ending December 1, 2003. The agreement includes a covenant against competition with the Company for two years after termination, and provides the Executive with a minimum of one year's salary and certain additional rights in the event of a termination without cause (as defined), or a termination in the event of change in control (as defined).

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 10 - EMPLOYEE  RETIREMENT AND PROFIT SHARING PLANS

The Company has a noncontributory defined benefit plan covering most employees. Coverage under the plan begins after completing one year of service and attainment of age 21. Benefits are based primarily on years of service and employees' pay near retirement. The Company's funding policy is consistent with the funding requirements of Federal law and regulations. Plan assets are invested in fixed income funds.

                                                        YEAR ENDED MARCH 31,
                                                      ----------------------
                                                          1999       1998*
                                                          ----       -----
                                                      (DOLLARS IN THOUSANDS)
CHANGE IN PLAN ASSETS:

Fair value of plan assets at beginning of year          $ 4,381    $ 3,566
Actual return on plan assets                                281        488
Employer contribution                                       441        680
Expenses                                                   (111)      (113)
Transfer to adjust reserve on
   allocated annuity contract                                (6)        (4)
Benefits paid                                              (231)      (236)
                                                        -------    -------
Fair value of plan assets at end of year                  4,755      4,381
                                                        -------    -------

CHANGE IN BENEFIT OBLIGATION:

Benefit obligation at beginning of year                   5,314      4,326
Service cost                                                474        373
Interest cost                                               379        316
Actuarial loss                                                         535
Benefits paid                                              (231)      (236)
                                                        -------    -------
Benefit obligation at end of year                         5,936      5,314
                                                        -------    -------

Projected benefit obligation in excess of plan assets    (1,181)      (933)
Unrecognized net loss                                     1,309      1,179
Unrecognized prior service cost                              17         21
Unrecognized net transition asset                           (87)      (116)
                                                        -------    -------
Pension asset at March 31                               $    58    $   151
                                                        =======    =======


MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Pension cost included the following components:


                                                            YEAR ENDED MARCH 31,
                                                            --------------------
                                                      1999          1998*        1997
                                                      ----          -----        ----
                                                           (DOLLARS IN THOUSANDS)

Service cost - benefits earned during the period      $474          $373         $259
Interest cost on projected benefit obligation          379           316          293
Expected return on plan assets                        (365)         (297)        (271)
Amortization of net transition asset                   (29)          (29)         (29)
Amortization of prior service cost                       3             3            3
Recognized actuarial loss                               72            17           30
                                                      ----          ----         ----
Net pension cost                                      $534          $383         $285
                                                      ====          ====         ====

* Certain amounts have been restated to reflect the final actuarial report.

The projected benefit obligation at March 31, 1999 and 1998 assumed a discount rate of 7.25%. Increase in future compensation levels was assumed to be 4% in 1999 and 1998. The assumed long-term rate of return on plan assets at March 31, 1999 and 1998 was 8%.

The unrecognized transition asset is being amortized over 15 years beginning April 1, 1988. The unrecognized prior service cost is being amortized over 15 years beginning April 1, 1990.

During fiscal 1999, the Board approved a plan whereby the benefits of the defined benefit plan would be frozen in fiscal 2000.

The Company also has a profit sharing plan which covers full-time employees who meet the age and service requirements of the plan. The annual contribution to the plan is at the discretion of the Compensation and Benefits Committee of the Board of Directors and, before annual forfeitures which reduce the annual contribution, totaled $100,000, $398,000 and $500,000 for the years ended March 31, 1999, 1998 and 1997, respectively. During fiscal 2000, the Company plans to amend the profit sharing plan to add a 401(K) salary deferral option.

The Company's management bonus plan provides for the payment of annual cash bonus awards to participating employees, as selected by the Board of Directors, based primarily on the Company's attaining pre-tax income targets established by the Board of Directors. Charges to expense applicable to the management bonus plan totaled $127,000, $210,000 and $779,000 for the years ended March 31, 1999, 1998 and 1997, respectively. In addition, in August 1998, during the search for a permanent Chief Executive Officer, the Company's Board of Directors voted to award a $100,000 retention bonus to its Executive Vice President of Store Operations. The bonus was paid in April 1999. The Company also paid a $150,000 signing bonus to its new Chief Executive Officer in January 1999 upon his joining the Company. Because the Company did not attain a minimum required percentage of targeted profit performance in fiscal 1998, expense for those years does not include any bonus amounts for executive officers.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 11 - RELATED PARTY TRANSACTIONS

In December 1998, the Company loaned $523,000 to its newly-appointed Chief Executive Officer to purchase 75,000 shares of the Company's common stock at the then fair market value. (This loan was made subsequent to the Executive's purchase of 25,000 shares using his own funds.) The loan, which bears an interest rate of 5.50% per annum, matures on December 1, 2003, and requires five equal annual installments of principal beginning on the first anniversary of the loan. If the Executive is employed with the Company when a principal payment is due, that installment will be forgiven by the Company. All interest is due on the fifth anniversary of the loan, and shall also be forgiven if the Executive is employed with the Company at that time. The loan is secured by the common stock.

Certain (a) principal shareholders/directors of the Company, (b) partnerships in which such persons have interests or (c) trusts of which members of their families are beneficiaries are lessors of certain facilities to the Company. Payments under such operating and capital leases amounted to $1,783,000, $1,786,000 and $1,828,000 for the years ended March 31, 1999, 1998 and 1997, respectively. Amounts payable under these lease agreements totaled $62,000 and $82,000, respectively, at March 31, 1999 and 1998.

No related party leases, other than renewals or modifications of leases on existing stores, have been entered into since May 1989, and no new leases are contemplated.

Effective July 1991, the Company entered into a management agreement with an investment banking firm associated with a principal shareholder/director of the Company to provide financial advice. The agreement provides for an annual fee of $160,000, plus reimbursement of out-of-pocket expenses. During fiscal 1999, 1998 and 1997, the Company incurred fees of $160,000 annually under this agreement. In addition, this investment banking firm, from time to time, provides additional investment banking services to the Company for customary fees. This firm provided financial advisory services to the Company in connection with the acquisition of and financing for Speedy Muffler King Inc., for fees of approximately $1 million (Note 2).

NOTE 12 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following transactions represent noncash investing and financing activities during the periods indicated:

YEAR ENDED MARCH 31, 1999

In connection with the acquisition of Speedy stores (Note 2), liabilities were assumed as follows:
                                                          (Dollars in Thousands)
                      Fair value of assets acquired               $31,985
                      Cash paid                                    20,632
                                                                  -------
                               Liabilities assumed                $11,353
                                                                  =======

These amounts do not include real property assets financed under the synthetic lease arrangement. These assets were purchased at their fair market value of $34.8 million in September 1998 by a third party lessor on behalf of the Company (Note 5).


Capital lease obligations of $1,179,000 were incurred under various lease agreements.

In connection with the declaration of a five percent stock dividend (Note 8), the Company increased accrued expenses, common stock and additional paid-in capital by $1,000, $4,000 and $6,624,000, respectively, and decreased retained earnings by $6,629,000.


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

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

In connection with the termination of a capital lease, the Company reduced debt and fixed assets by $112,000.


                                                 YEAR ENDED MARCH 31,
                                                 --------------------
                                             1999         1998         1997
                                             ----         ----         ----
                                                 (DOLLARS IN THOUSANDS)
Cash paid during the year:
   Interest, net                             $5,602        $4,247      $3,867
   Income taxes, net                         $3,589        $6,166      $6,823


NOTE 13 - LITIGATION


The Company and its subsidiaries are involved in legal proceedings, claims and litigation arising in the ordinary course of business. In management's opinion, the outcome of such current legal proceedings is not expected to have a material effect on future operating results or on the Company's consolidated financial position.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


The following table sets forth income statement data by quarter for the fiscal years ended March 31, 1999 and 1998.


                                                           QUARTER ENDED
                                                           -------------
                                             JUNE 30,   SEPT.30,    DEC.31,    MARCH 31,
                                               1998       1998       1998        1999
                                               ----       ----       ----        ----
                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Sales ....................................   $ 44,113   $ 46,385    $ 53,672    $ 49,288
Cost of sales including distribution
  and occupancy costs ....................     24,320     26,770      33,844      30,183
                                             --------   --------    --------    --------
Gross profit .............................     19,793     19,615      19,828      19,105
Operating, selling, general
  and administrative expenses ............     12,389     14,330      19,449      17,894
                                             --------   --------    --------    --------
Operating income .........................      7,404      5,285         379       1,211
Interest expense - net ...................        905      1,077       1,598       2,020
Other expense ............................        109        194         322         105
                                             --------   --------    --------    --------
Income (loss) before provision for
  income taxes ...........................      6,390      4,014      (1,541)       (914)
Provision for (recovery of) income
  taxes ..................................      2,533      1,603        (618)       (315)
                                             --------   --------    --------    --------
Net income (loss).........................   $  3,857   $  2,411    $   (923)   $   (599)
                                             ========   ========    ========    ========
Basic earnings (loss) per share (b) ......   $    .46   $    .29    $   (.11)   $   (.07)
                                              =======    =======     =======     =======
Diluted earnings (loss) per
  share (a)(b) ...........................   $    .43   $    .27    $   (.11)   $   (.07)
                                              =======    =======     =======     =======
Weighted average number of shares of
  common stock and common stock
  equivalents used in computing earnings
  per share (b):            Basic.........      8,306      8,277       8,322       8,322
                            Diluted ......      9,039      8,947       8,322       8,322

                                                1997       1997        1997       1998
                                                ----       ----        ----       ----

Sales.....................................    $40,773    $41,540     $36,336     $35,645
Cost of sales including distribution
  and occupancy costs.....................     22,631     23,231      20,996      20,652
                                              -------    -------     -------     -------
Gross profit..............................     18,142     18,309      15,340      14,993
Operating, selling, general
  and administrative expenses.............     11,492     11,735      11,409      11,484
                                              -------    -------     -------     -------
Operating income..........................      6,650      6,574       3,931       3,509
Interest expense - net....................        868        903       1,005       1,053
Other expense.............................         85         86          95          65
                                              -------    -------     -------     -------
Income before provision for income taxes..      5,697      5,585       2,831       2,391
Provision for income taxes................      2,280      2,233       1,131       1,006
                                              -------    -------     -------     -------
Net income................................    $ 3,417    $ 3,352     $ 1,700     $ 1,385
                                              =======    =======     =======     =======
Basic earnings per share (b)..............    $   .41    $   .41     $   .21     $   .17
                                              =======    =======     =======     =======
Diluted earnings per share (a)(b).........    $   .38    $   .37     $   .19     $   .15
                                              =======    =======     =======     =======

Weighted average number of shares of
  common stock and common stock
  equivalents used in computing earnings
  per share (b):        Basic.............      8,242      8,260       8,260       8,260
                        Diluted...........      9,036      9,038       8,984       9,004


(a) Earnings per share for each period was computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the respective quarters.

(b) All share and per share information has been adjusted to give retroactive effect to the five percent stock dividends paid in June 1998, August 1997 and in August 1996.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
---------------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------


  None.


                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
---------------------------------------------------------

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

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

  Information concerning executive compensation is incorporated herein by reference to the section captioned "Executive Compensation" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

  Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to the sections captioned "Security Ownership of Principal Shareholders, Directors and Executive Officers" and "Election of Directors" in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

  Information concerning certain relationships and related transactions is incorporated herein by reference to the sections captioned "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Proxy Statement.

                                     PART IV
                                     -------


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
-----------------------------------------------------------------
          FORM 8-K
          --------



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

          REPORTS ON FORM 8-K
          -------------------
          No reports on Form 8-K were filed during the last quarter of fiscal 1999.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MONRO MUFFLER BRAKE, INC.
                              (Registrant)

                              By   /s/ Robert G. Gross
                                --------------------------------------
                                       Robert G. Gross
                                       President and Chief Executive Officer

Date: June 29, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of June 29, 1999.

Signature                           Title
---------                           -----

/s/ Catherine D'Amico               Senior Vice President-Finance, Chief
----------------------              Financial Officer and Treasurer
    Catherine D'Amico               (Principal Financial and Accounting Officer)

Burton S. August*                   Director

Charles J. August*                  Director

Robert W. August*                   Director

Frederick M. Danziger*              Director

Jack M. Gallagher*                  Director

Donald Glickman*                    Director

Peter J. Solomon                    Director

Lionel B. Spiro*                    Director

W. Gary Wood*                       Director

                                    *By   /s/ Robert G. Gross
                                       ----------------------------
                                             Robert G. Gross
                                             Chief Executive Officer,
                                             Director and as Attorney-in-Fact

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

10.03*                        1989 Employees' Incentive Stock Option Plan, as amended through December 23, 1992.  (Form S-8,
                              Exhibit No. 4-3)**

10.03a*                       Amendment, dated as of January 25, 1994, to 1989 Employees' Incentive Stock Option Plan. (1994
                              Form 10-K, Exhibit No. 10.03a)**

10.03b*                       Amendment, dated as of May 17, 1995 to the 1989 Employees' Incentive Stock Option Plan (1995
                              Form 10-K, Exhibit No. 10.03) **

10.03c*                       Amendment, dated as of May 14, 1997 to the 1989 Employees' Incentive Stock Option Plan (1997 Form
                              10-K, Exhibit No. 10.03c)**

10.03d*                       Amendment, dated as of January 29, 1998 to the 1989 Employees' Incentive Stock Option Plan (1998
                              Form 10-K, Exhibit No. 10.03d)**

10.04*                        Retirement Plan of the Company, as amended and restated effective as of April 1, 1989.  (September
                              1993 Form 10-Q, Exhibit No. 10)**

10.05*                        Profit Sharing Plan, amended and restated as of April 1, 1993.  (1995 Form 10-K, Exhibit No.
                              10.05) **

10.06*                        Amended and Restated Employment Agreement, dated February 16, 1999, by and between the Company and
                              Robert G. Gross. (December 1998 Form 10-Q, Exhibit No. 10.1)**

10.07*                        Amended and Restated Secured Loan Agreement, dated February 16, 1999, by and between the Company and
                              Robert G. Gross. (December 1998 Form 10-Q, Exhibit No. 10.2)**

10.08*                        Company's 1998 Stock Option Plan.  (*Subject to the approval of the shareholders of the Company.)
                              (December 1998 Form 10-Q, Exhibit No. 10.3)**

10.09*                        Credit Agreement, dated as of September 15, 1998, by and among the Company, The Chase Manhattan Bank, as agent, and certain lenders party thereto. (September 1998 Form 10-Q, Exhibit No. 10.1)**

10.10                         Credit Agreement, dated as of September 15, 1998, executed by and among Brazos Automotive Properties,
                              L.P., The Chase Manhattan Bank, and certain lenders party thereto. (September 1998 Form 10-Q, Exhibit
                              No. 10.2)

10.11*                        Residual Guaranty, dated as of September 15, 1998, between the Company and The Chase Manhattan Bank.
                              (September 1998 Form 10-Q, Exhibit No. 10.3)

10.12*                        Agreement for Facilities Lease, dated as of September 15, 1998, between Brazos Automotive Properties,
                              L.P. and Monro Leasing LLC. (September 1998 Form 10-Q, Exhibit No. 10.4)

10.13*                        Facilities Lease Agreement, dated as of September 15, 1998, between Brazos Automotive Properties, L.P.
                              and Monro Leasing LLC. (September 1998 Form 10-Q, Exhibit No. 10.5)

---------------------

EXHIBIT NO.  PAGE     DOCUMENT


10.14*                     Agreement for Ground Lease, dated as of September 15, 1998, between Brazos
                           Automotive Properties, L.P. and Monro Leasing LLC. (September 1998 Form 10-Q,
                           Exhibit No. 10.6)



10.15*                     Ground Lease Agreement, dated as of September 15, 1998, between Brazos
                           Automotive Properties, L.P. and Monro Leasing LLC. (September 1998 Form 10-Q,
                           Exhibit No. 10.7)

10.16*                     Guaranty, dated as of September 15, 1998, between the Company and Brazos
                           Automotive Properties, L.P. (September 1998 Form 10-Q, Exhibit No. 10.8)

10.17*                     Agreement of Sublease, dated as of September 15, 1998, by and among Monro
                           Leasing LLC, the Company and Brazos Automotive Properties, L.P. (September 1998
                           Form 10-Q, Exhibit No. 10.9)


10.18*                     Modification and Extension Agreement, dated August 12, 1991, between AA & L
                           Associates, L.P. and the Company, with respect to Store No. 1. (1992 Form 10-K,
                           Exhibit No. 10.18)

10.19*                     Sublease, dated June 1, 1980, among August, August and Lane Co-venture and the
                           Company, with Amendment of Lease, dated July 11, 1984, and assigned by August,
                           August and Lane Co-venture to AA & L Associates, L.P., effective January 2, 1996 with respect to Store No. 3. (Form S-1, Exhibit No. 10.19)

10.19a                     Assignment of Lease, effective January 2, 1996, among August, August and Lane
                           Co-Venture and AA & L Associates, L.P. and August, August and Lane of Rochester
                           LLC, with respect to Store Nos. 3, 12, 17, 44, 49, 51, 52, 54, 58, 31, 33 and
                           34.


10.20*                     Lease, dated March 8, 1972, among Charles J. August, Burton S. August and
                           Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, with respect to Store No. 7. (Form S-1, Exhibit No. 10.20)

10.20a*                    Confirmation of Assignment of Lease, dated December 31, 1991, among Charles J.
                           August, Burton S. August and Sheldon A. Lane and Stoneridge 7 Realty
                           Partnership, with respect to Store No. 7. (1992 Form 10-K, Exhibit No. 10.20a)

10.21*                     Lease, effective December 1, 1985, among Chase Lincoln First Bank, N.A. and
                           Burton S. August, as Trustees and the Company, with Assignment of Lease, dated
                           June 7, 1991, among Chase Lincoln First Bank, N.A. and Burton S. August, as
                           Trustees, and August, Eastwood & August, with respect to Store No. 8. (Form S-1,
                           Exhibit No. 10.21)

10.22*                     Lease, dated February 10, 1972, among Charles J. August, Burton S. August and
                           Sheldon A. Lane and the Company as amended July 11, 1984 and assigned to Lane,
                           August, August Trust on June 7, 1991, and assigned to Lane, August, August LLC effective January 2, 1996, with respect to Store No. 9. (Form S-1, Exhibit No.
                           10.22)

10.22a                     Modification and Extension Agreement, dated November 19, 1998, between AA & L
                           Associates, L.P., and the Company, with respect to Store No. 9.

10.23*                    Lease, dated May 1, 1973, among Charles J. August, Burton S. August and Sheldon
                          A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and
                          Assignment of Lease, dated June 7, 1991, among Charles J. August, Burton S.
                          August and Sheldon A. Lane and 35 Howard Road Joint Venture, with respect to
                          Store No. 10. (Form S-1, Exhibit No. 10.23)

--------------------

EXHIBIT NO.  PAGE   DOCUMENT

10.24*              Lease, dated May 7, 1973, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company,
                    with Amendment of Lease, dated July 11, 1984, and assigned by Mssrs. August, August and Lane to AA &
                    L Associates, L.P., effective January 2, 1996, with respect to Store No. 12.  (Form S-1, Exhibit No.
                    10.24)

10.25*              Lease, dated July 25, 1974, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company,
                    with Amendment of Lease, dated July 11, 1984, and Assignment of Lease, dated June 7, 1991, among
                    Charles J. August, Burton S. August and Sheldon A. Lane and AA & L Associates, L.P., with respect to
                    Store No. 14.  (Form S-1, Exhibit No. 10.25)

10.26*              Lease, effective April 1, 1975, among Charles J. August, Burton S. August and Sheldon A. Lane and the
                    Company, with Amendment of Lease, dated July 11, 1984, and Assignment of Lease, dated June 7, 1991, among Charles J. August, Burton S. August and Sheldon A. Lane and Lane, August, August Trust and
                    assigned by Lane, August, August Trust to Lane, August, August LLC, effective January 2, 1996, with respect to Store No. 15.  (Form S-1, Exhibit No. 10.26)

10.26a              Modification and Extension Agreement, dated November 19, 1998, between AA & L Associates,  L.P., and the Company, with respect to Store No. 15.

10.27*              Lease, dated as of September 25, 1991, among Charles J. August, Burton S. August and Sheldon A. Lane and
                    the Company, with respect to Store No. 17.  (1992 Form 10-K, Exhibit No. 10.27)

10.28*              Lease, effective May 1, 1979, among Charles J. August, Burton S. August and Sheldon A. Lane and the
                    Company, with Amendment of Lease, dated July 11, 1984, and Assignment of Lease, dated June 7, 1991, among
                    Charles J. August, Burton S. August and Sheldon A. Lane and AA & L Associates, L.P., with respect to
                    Store No. 23.  (Form S-1, Exhibit No. 10.28)

10.29*              Lease, effective May 1, 1980, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company,
                    with Amendment of Lease, dated July 11, 1984, and Assignment of Lease, dated June 7, 1991, among
                    Charles J. August, Burton S. August and Sheldon A. Lane and AA & L Associates, L.P., with respect to
                    Store No. 25.  (Form S-1, Exhibit No. 10.29)

10.30*              Lease, effective March 1, 1980, among Charles J. August, Burton S. August and Sheldon A. Lane and the
                    Company, with Amendment of Lease, dated July 11, 1984, and Assignment of Lease, dated June 7, 1991, among Charles J. August, Burton S. August and Sheldon A. Lane and AA & L Associates, L.P., with respect to Store No. 27.  (Form S-1, Exhibit No. 10.30)

10.31*              Lease, effective July 1, 1980, among Charles J. August, Burton S. August and Sheldon A. Lane and the
                    Company, with Amendment of Lease, dated July 11, 1984, and Assignment of Lease, dated June 7, 1991, among Charles J. August, Burton S. August and Sheldon A. Lane and AA & L Associates, L.P., with respect to Store No. 28.  (Form S-1, Exhibit No. 10.31)

10.32*              Lease, effective November 1, 1980, among Charles J. August, Burton S. August and Sheldon A. Lane and the
                    Company, with Amendment of Lease, dated July 11, 1984, and Assignment of Lease, dated June 7, 1991, among Charles J. August, Burton S. August and Sheldon A. Lane and AA & L Associates, L.P., with respect to Store No. 29.  (Form S-1, Exhibit No. 10.32)

10.33*              Lease, effective August 1, 1983, among Charles J. August, Burton S. August and Sheldon A. Lane and the
                    Company, with Amendment of Lease, dated July 11, 1984, and Assignment of Lease, dated June 7, 1991, among Charles J. August, Burton S. August and Sheldon A. Lane and AA & L Associates, L.P., with respect to Store No. 30.  (Form S-1, Exhibit No. 10.33)

--------------------

EXHIBIT NO.  PAGE        DOCUMENT

10.33a                   Modification and Extension Agreement, dated February 25, 1998, between AA & L Associates, L.P., and the
                         Company, with respect to Store Nos. 30, 36 and 43.

10.34                    Lease, effective March 1, 1997, between August, August and Lane of Rochester, LLC, and the Company,
                         dated March 3, 1997 with respect to Store No. 31.

10.35*                   Modification and Extension Agreement, dated August 12, 1991, among Charles J. August, Burton S. August and
                         Sheldon A. Lane and the Company, and assigned by Mssrs. August, August and Lane to August, August and
                         Lane of Rochester, LLC, effective January 2, 1996, with respect to Store No. 33.  (1992 Form 10-K,
                         Exhibit No. 10.35)

10.36*                   Lease, effective December 1, 1981, among Charles J. August, Burton S. August and Sheldon A. Lane and the
                         Company, with Amendment of Lease, dated July 11, 1984, and assigned by Mssrs. August, August and Lane to August, August and Lane of Rochester, LLC, effective January 2, 1996, with respect to Store No.
                         34.  (Form S-1, Exhibit No. 10.36)

10.37*                   Lease, dated April 10, 1984, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company,
                         with Amendment of Lease, dated July 11, 1984, and Assignment of Lease, dated June 7, 1991, among
                         Charles J. August, Burton S. August and Sheldon A. Lane and AA & L Associates, L.P., with respect to
                         Store No. 35.  (Form S-1, Exhibit No. 10.37)

10.38*                   Lease, effective October 1, 1983, among Charles J. August, Burton S. August and Sheldon A. Lane and the
                         Company, with Amendment of Lease, dated July 11, 1984, with respect to Store No. 36.  (Form S-1,
                         Exhibit No. 10.38)

10.38a*                  Assignment of Lease, dated October 1, 1991, among Charles J. August, Burton S. August and Sheldon A. Lane
                         and AA & L Associates, L.P., with respect to Store No. 36.  (1992 Form 10-K, Exhibit No. 10.38a)

10.39*                   Lease, effective July 1, 1983, among Charles J. August, Burton S. August and Sheldon A. Lane and the
                         Company, with Amendment of Lease, dated July 11, 1984, and Assignment of Lease, dated June 7, 1991, among Charles J. August, Burton S. August and Sheldon A. Lane and AA & L Associates, L.P., with respect to Store No. 43.  (Form S-1, Exhibit No. 10.39)

10.40*                   Lease, dated as of February 1, 1983, among Charles J. August, Burton S. August and Sheldon A. Lane and the
                         Company, with Amendment of Lease, dated July 11, 1984, and assigned by Mssrs. August, August and Lane to AA & L Associates, L.P., effective January 2, 1996, with respect to Store No. 44.  (Form S-1,
                         Exhibit No. 10.40)

10.41*                   Sublease, dated as of May 1, 1979, among Charles J. August, Burton S. August and Sheldon A. Lane and the
                         Company, with Amendment of Lease, dated July 11, 1984, and Assignment of Lease, dated June 7, 1991, among Charles J. August, Burton S. August and Sheldon A. Lane and AA & L Associates, L.P., with respect to Store No. 45.  (Form S-1, Exhibit No. 10.41)

10.42                    Lease, effective October 1, 1985, among Charles J. August, Burton S. August and Sheldon A. Lane and
                         the Company, with Amendment of Lease, dated as of July 11, 1984, and Assignment of Lease, dated
                         June 7, 1991, among Burton S. August, as Trustee, and Lane, August, August Trust, and assigned by
                         Lane, August, August Trust to Lane, August, August LLC, effective January 2, 1996, with respect to
                         Store No. 48. (Form S-1, Exhibit No. 10.42)

10.43*                   Lease, dated as of January 1, 1984, among Charles J. August, Burton S. August and Sheldon A. Lane and the
                         Company, with Amendment of Lease, dated July 11, 1984, and assigned by Mssrs. August, August and Lane to AA & L Associates, L.P., effective January 2, 1996, with respect to Store No. 49.  (Form S-1,
                         Exhibit No. 10.43)

--------------------

EXHIBIT NO.  PAGE     DOCUMENT

10.44*                Lease, dated July 1, 1982, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company,
                      with Amendment of Lease, dated July 11, 1984, and assigned by Mssrs. August, August and Lane to AA &
                      L Associates, L.P., effective January 2, 1996, with respect to Store No. 51.  (Form S-1, Exhibit No.
                      10.44)

10.45*                Lease, dated July 1, 1982, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company,
                      with Amendment of Lease, dated July 11, 1984, with respect to Store No. 52.  (Form S-1, Exhibit No.
                      10.45)

10.46*                Lease, dated May 1, 1979, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company,
                      with Amendment of Lease, dated July 11, 1984, and Assignment of Lease, dated June 7, 1991, among
                      Charles J. August, Burton S. August and Sheldon A. Lane and AA & L Associates, L.P., with respect to
                      Store No. 53.  (Form S-1, Exhibit No. 10.46)

10.47*                Lease, dated July 1, 1982, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company,
                      with Amendment of Lease, dated July 11, 1984, with respect to Store No. 54.  (Form S-1, Exhibit No.
                      10.47)

10.47a                Modification Agreement, effective January 1988, among Charles J. August, Burton S. August and Shelden A. Lane,
                      and the Company, with respect to Store No. 54.

10.48*                Lease, effective September 1, 1983, among Charles J. August, Burton S. August and Sheldon A. Lane and the
                      Company, with Amendment of Lease, dated July 11, 1984, and Assignment of Lease, dated June 7, 1991, among Charles J. August, Burton S. August and Sheldon A. Lane and AA & L Associates, L.P., with respect to Store No. 55.  (Form S-1, Exhibit No. 10.48)

10.49*                Lease, dated as of July 1, 1984, among Charles J. August, Burton S. August and Sheldon A. Lane and the
                      Company, with Amendment of Lease, dated July 11, 1984, and Assignment of Lease, dated June 7, 1991, among Charles J. August, Burton S. August and Sheldon A. Lane and AA & L Associates, L.P., with respect to Store No. 57.  (Form S-1, Exhibit No. 10.49)

10.50*                Lease, dated July 1, 1982, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company,
                      with Amendment of Lease, dated July 11, 1984, with respect to Store No. 58.  (Form S-1, Exhibit No.
                      10.50)

10.50a*               Modification and Extension Agreement, dated August 12, 1991, between AA & L Associates, L.P. and the
                      Company, with respect to Store No. 60. (1992 Form 10-K, Exhibit No. 10.51)

10.52*                Lease, signed October 22, 1986, between the Company and Conifer Johnstown Associates, with respect to Store
                      No. 63.  (Form S-1, Exhibit No. 10.52)

10.52a                Lease Addendum, effective February 18, 1996, between Conifer Johnstown Associates and the Company, with respect to Store No. 63.

10.53*                Lease, effective October 20, 1986, between the Company and Conifer Wappingers Falls Associates, with respect to Store No. 79.  (Form S-1, Exhibit No. 10.53)

10.53a                Lease Addendum, effective July 1996, between Conifer Wappinger Falls Associates and the Company, with respect to Store No. 79.

10.54*                Lease, dated January 25, 1988, between the Company and Conifer Northeast Associates, with Letter
                      Agreement, dated February 3, 1988, amending Lease and Amendment Agreement, dated January 6, 1989, with respect to Store No. 107.  (Form S-1, Exhibit No. 10.54)

--------------------


EXHIBIT NO.  PAGE     DOCUMENT

10.54a             Lease Addendum, effective February 18, 1996, between Conifer Northeast Associates and the Company, with respect to Store No. 107.

10.55*             Lease, dated March 16, 1988, between the Company and Conifer Northeast Associates, with Letter
                   Agreement, dated February 3, 1988, amending Lease and Amendment Agreement, dated January 6, 1989, with respect to Store No. 109. (Form S-1, Exhibit No. 10.55)

10.55a             Lease Addendum, effective February 18, 1996, between Conifer Northeast Associates and the Company, with respect to Store No. 109.

10.56*             Lease, dated February 11, 1988, between the Company and Conifer Northeast Associates, with Letter
                   Agreement, dated February 3, 1988, amending Lease and Amendment Agreement, dated January 6, 1989, and
                   Non-Disturbance and Attornment Agreement, dated February 11, 1988, between the Company and Central
                   Trust Company, with respect to Store No. 114. (Form S-1, Exhibit No. 10.56)

10.56a             Lease Addendum, effective February 18, 1996, between Conifer Northeast Associates and the Company, with respect to Store No. 114.

10.57*             Purchase Agreement, dated December 1, 1987, between the Company and Conifer Northeast Associates, with Lease, dated February 25, 1988, between the Company and Conifer Northeast Associates, Letter
                   Agreement, dated February 3, 1988, amending Lease; Amendment Agreement, dated January 6, 1989; and
                   Non-Disturbance and Attornment Agreement, dated February 25, 1988, between the Company and Central
                   Trust Company, with respect to Store No. 116. (Form S-1, Exhibit No. 10.57)

10.57a             Lease Addendum, effective February 18, 1996, between Conifer Northeast Associates and the Company, with respect to Store No. 116.

10.58*             Lease, dated May 12, 1989, between the Company and Conifer Penfield Associates (as successor to
                   Conifer Development, Inc.), with respect to Store No. 132. (Form S-1, Exhibit No. 10.58)

10.58a             Amendment Agreement, dated June 30, 1993, between Conifer Penfield Associates, L.P. and the Company, with respect to Store No. 132.

10.59*             Modification and Extension Agreement, dated November 1, 1993, between AA & L Associates, L.P. and the
                   Company, with respect to Store Nos. 1, 23, 25, 27, 28, 29, 35, 53, 57 and 60. (1994 Form 10-K,
                   Exhibit No. 10.57)

10.60*             Form of Mortgage and Security Agreement, between the Company and The Chase Manhattan Bank, N.A., with
                   Form of Mortgage Note and Form of Conditional Assignment of Leases and Rents, in connection with each of fifteen mortgages on Store Nos. 137, 140, 143, 146, 162, 164, 168, 169, 172, 177, 179, 184, 185,
                   186 and 191 entered into since the filing of the 1992 Form 10-K. (1993 Form 10-K, Exhibit No. 10.57)

10.61*             Form of Mortgage and Security Agreement, between the Company and The Chase Manhattan Bank, N.A., with
                   Form of Mortgage Note and Form of Conditional Assignment of Leases and Rents, in connection with each of five mortgages on Store Nos. 160, 183, 190, 192 and 193 entered into since the filing of the 1993
                   Form 10-K. (1994 Form 10-K, Exhibit No. 10.59)

10.62*             Mortgage Agreement, dated September 28, 1994, between the Company and the City of Rochester, New
                   York. (1995 Form 10-K, Exhibit No. 10.60)

--------------------


EXHIBIT NO.  PAGE     DOCUMENT

10.63*             Lease Agreement, dated October 11, 1994, between the Company and the City of Rochester, New York.
                   (1995 Form 10-K, Exhibit No. 10.61)

10.64*             Mortgage Notes, Collateral Security Mortgage and Security Agreement, Indemnification Agreement and
                   Guarantee, dated September 22, 1995 between Monro Service Corporation, County of Monroe Industrial
                   Development Agency, the Company and The Chase Manhattan Bank, N.A. (September 1995 Form 10-Q, Exhibit
                   No. 10.02)

10.65*             Form of Mortgage and Security Agreement, between the Company and The Chase Manhattan Bank, N.A., with
                   Form of Mortgage Note and Form of Conditional Assignment of Leases and Rents, in connection with each of nine mortgages on Store Nos. 205, 207, 210, 213, 216, 226, 229, 230 and 236 entered into September
                   14, 1995. (September 1995 Form 10-Q, Exhibit No. 10.01)

10.66*             Amendment to Lease Agreement, dated September 19, 1995 between the Company and the County of Monroe
                   Industrial Development Agency. (September 1995 Form 10-Q, Exhibit No. 10.00)

10.67*             Employment Agreement dated February 18, 1998, between the Company and Jack M. Gallagher. (1998 Form
                   10-K, Exhibit No. 10.65)**

10.68*             Asset Purchase Agreement by and between Monro Muffler Brake, Inc. as the buyer and Xpress Automotive
                   Group, Inc. as the seller, as entered into July 25, 1995. (September 1995 Form 10-Q, Exhibit No.
                   10.03)

10.69*             Mortgage Modification Agreement, dated October 11, 1996 between the Company and The Chase Manhattan
                   Bank, N.A., in connection with each of 33 mortgages for Store Nos. 78, 86, 87, 90, 137, 140, 143,
                   146, 160, 162, 164, 168, 169, 172, 177, 179, 183, 184, 185, 186, 190, 191, 192, 193, 205, 207, 210,
                   213, 216, 226, 229, 230 and 236. (September 1996 Form 10-Q, Exhibit No. 10)

10.69a*            Amendment No. 2 to the Asset Purchase Agreement dated August 31, 1998. (September 1998 Form 8-K,
                   Exhibit No. 10.1)

10.70*             Purchase Agreement between Walker Manufacturing Company, a division of Tenneco Automotive and Monro
                   Muffler Brake, Inc. dated as of November 5, 1996. (December 1996 Form 10-Q, Exhibit 10.1)

10.71*             Asset Purchase Agreement by and among Speedy Muffler King Inc., Bloor Automotive Inc., Speedy Car-X
                   Inc., Speedy (U.S.A.) Inc., Speedy Holding Corp. and Monro Muffler Brake, Inc., dated as of April 13,
                   1998. (April 1998 Form 8-K, Exhibit 10.1)

10.72*             Form of Agreement - "Purchase Agreement and Escrow Instructions" between Realty Income Corporation -
                   buyer and Monro Muffler Brake, Inc. - seller dated November 12, 1997. (1998 10-K, Exhibit No. 10.70)

10.73              "Purchase Agreement and Escrow Instructions" between Realty Income Corporation - buyer and Monro
                   Muffler Brake, Inc. - seller dated March 31, 1999.

10.73a             Amendment to "Purchase Agreement and Escrow Instructions" between Realty Income Corporation - buyer and Monro Muffler Brake, Inc. - seller dated May 6, 1999, with respect to Stores No. 372 and 368.

--------------------

EXHIBIT NO.  PAGE          DOCUMENT


11.01                        Computation of Per Share Earnings.

21.01                        Subsidiaries of the Company.

23.01                        Consent of PricewaterhouseCoopers LLP.

24.01                        Powers of Attorney.


















** Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) hereof.


* An asterisk "*" following an exhibit number indicates that the exhibit is incorporated herein by reference to an exhibit to one of the following documents: (1) the Company's Registration Statement on Form S-1 (Registration No. 33-41290), filed with the Securities and Exchange Commission on June 19, 1991 ("Form S-1"); (2) Amendment No. 1 thereto, filed July 22, 1991 ("Amendment No. 1"); (3) the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992 ("1992 Form 10-K"); (4) the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on December 24, 1992 ("Form S-8"); (5) the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993 ("1993 Form 10-K"); (6) the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1993 ("September 1993 Form 10-Q"); (7) the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994 ("1994 Form 10-K"); (8) the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995 ("1995 Form 10-K"); (9) the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995 ("September 1995 Form 10-Q"); (10) the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 ("September 1996 Form 10-Q"); (11) the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1996 ("December 1996 Form 10-Q"); (12) the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997 ("1997 Form 10-K"); (13) the Company's Current Report on Form 8-K filed on April 28, 1998 ("April 1998 Form 8-K"); (14) the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 ("1998 Form 10-K"); (15) the Company's Current Report on Form 8-K filed on September 23, 1998 ("September 1998 Form 8-K"); or (16) the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998 ("September 1998 Form 10-Q). The appropriate document and exhibit number are indicated in parentheses.