Form 10-Q
period 1999-06-30
MONRO MUFFLER BRAKE INC
filed 1999-08-10
CIK 876427

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1999.
                                                ---------------

                                       OR


              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.


             For the transition period from___________ to__________


                           Commission File No. 0-19357
                                              ---------


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

As of July 23, 1999, 8,321,701 shares of the Registrant's Common Stock, par value $ .01 per share, were outstanding.

                            MONRO MUFFLER BRAKE, INC.


                                      INDEX
                                      -----



Part I.   Financial Information                                                    Page No.
                                                                                   --------

          Consolidated Balance Sheet at
            June 30, 1999 and March 31, 1999                                          3

          Consolidated Statement of Income for the quarter
            ended June 30, 1999 and 1998                                              4

          Consolidated Statement of Changes in Common
            Shareholders' Equity for the quarter ended June 30, 1999                  5

          Consolidated Statement of Cash Flows for the
            quarter ended June 30, 1999 and 1998                                      6

          Notes to Consolidated Financial Statements                                  7

          Management's Discussion and Analysis of
            Financial Condition and Results of Operations                             9

Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K                                   14

Signatures                                                                           15

Exhibit Index                                                                        16


MONRO MUFFLER BRAKE, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)


                                                                                      JUNE 30,     MARCH 31,
                                                                                       1999          1999
                                                                                       ----          ----
                                                                                    (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
    Cash and equivalents, including interest-bearing accounts of $4,781
      at June 30, 1999 and $5,599 at March 31, 1999                                 $   4,781    $   5,599
    Trade receivables                                                                   1,237        1,291
    Inventories, at LIFO cost                                                          40,648       38,656
    Federal and State income taxes receivable                                               0        1,090
    Deferred income tax asset                                                           1,709        1,709
    Other current assets                                                                3,802        5,002
                                                                                    ---------    ---------
                Total current assets                                                   52,177       53,347
                                                                                    ---------    ---------

Property, plant and equipment                                                         200,202      194,808
    Less - Accumulated depreciation and amortization                                  (61,809)     (59,021)
                                                                                    ---------    ---------
                Net property, plant and equipment                                     138,393      135,787
Other noncurrent assets                                                                13,370       13,800
                                                                                    ---------    ---------
                Total assets                                                        $ 203,940    $ 202,934
                                                                                    =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                               $   7,790    $   8,373
    Trade payables                                                                     12,161        9,745
    Federal and state income taxes payable                                                655            0
    Accrued expenses and other current liabilities
       Accrued interest                                                                   494          268
       Accrued payroll, payroll taxes and other payroll benefits                        5,974        5,269
       Accrued insurance                                                                1,711        1,700
       Accrued restructuring costs                                                      1,879        1,825
       Other current liabilities                                                        7,217        7,999
                                                                                    ---------    ---------
                Total current liabilities                                              37,881       35,179

Long-term debt                                                                         74,508       78,672
Other long-term liabilities                                                               639          669
Accrued long-term restructuring costs                                                   4,879        5,100
Deferred income tax liability                                                           2,363        2,363
                                                                                    ---------    ---------
                Total liabilities                                                     120,270      121,983
                                                                                    ---------    ---------

Commitments
Shareholders' equity:
    Class C Convertible Preferred Stock, $1.50 par value, $.216 conversion value;
       150,000 shares authorized; 91,727 shares issued and outstanding                    138          138
    Common Stock, $.01 par value, 15,000,000 shares authorized; 8,321,701
      shares issued and outstanding at June 30, 1999 and March 31, 1999                    83           83
    Additional paid-in capital                                                         35,899       35,873
    Retained earnings                                                                  47,550       44,857
                                                                                    ---------    ---------
                Total shareholders' equity                                             83,670       80,951
                                                                                    ---------    ---------
                Total liabilities and shareholders' equity                          $ 203,940    $ 202,934
                                                                                    =========    =========



These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K (File No. 0-19357), filed by the Monro Muffler Brake, Inc. (the "Company") with the Securities and Exchange Commission on June 29, 1999.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)


                                                                QUARTER ENDED JUNE 30,
                                                                ----------------------
                                                                    1999      1998
                                                                    ----      ----
                                                                (DOLLARS IN THOUSANDS,
                                                                       EXCEPT
                                                                   PER SHARE DATA)

Sales                                                             $60,979   $44,113
Cost of sales, including distribution and occupancy costs (a)      35,391    24,320
                                                                  -------   -------

Gross profit                                                       25,588    19,793
Operating, selling, general and administrative expenses            19,082    12,389
                                                                  -------   -------

Operating income                                                    6,506     7,404
Interest expense, net of interest income for the quarter of $10
     in 1999 and $14 in 1998 (a)                                    1,717       905
Other expense, net                                                    315       109
                                                                  -------   -------

Income before provision for income taxes                            4,474     6,390
Provision for income taxes                                          1,781     2,533
                                                                  -------   -------

Net income                                                        $ 2,693   $ 3,857
                                                                  =======   =======

Basic earnings per share                                          $   .32   $   .46
                                                                  =======   =======
Diluted earnings per share                                        $   .30   $   .43
                                                                  =======   =======

Weighted average number of shares of
     common stock and common stock
     equivalents used in computing earnings
     per share:              Basic                                  8,322     8,306
                                                                  =======   =======
                             Diluted                                8,977     9,039
                                                                  =======   =======




(a) Costs and expenses include charges for payments under operating and capital leases with affiliated parties totaling $465 and $496 for the quarters ended June 30, 1999 and 1998, respectively.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K (File No. 0-19357), filed by the Company with the Securities and Exchange Commission on June 29, 1999.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN COMMON SHAREHOLDERS' EQUITY
(UNAUDITED)

(AMOUNTS IN THOUSANDS)


                                                                    LESS:
                                                                    NOTE           NET
                                                     ADDITIONAL  RECEIVABLE     ADDITIONAL
                                      COMMON STOCK    PAID-IN       FROM         PAID-IN       RETAINED
                                     SHARES  AMOUNT   CAPITAL    SHAREHOLDER     CAPITAL       EARNINGS
                                     ------  ------   -------    -----------     -------       --------


Balance at March 31, 1999            8,322   $ 83    $ 36,370      ($ 497)      $ 35,873      $ 44,857
Net income                                                                                       2,693
Note receivable from shareholder                                       26             26
                                     -----   ----    --------      ------       --------      --------
Balance at June 30, 1999             8,322   $ 83    $ 36,370      ($ 471)      $ 35,899      $ 47,550
                                     =====   ====    ========      ======       ========      ========







These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K (File No. 0-19357), filed by the Company with the Securities and Exchange Commission on June 29, 1999.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)


                                                                    QUARTER ENDED
                                                                      JUNE 30,
                                                                  1999        1998
                                                                  ----        ----
                                                               (DOLLARS IN THOUSANDS)
                                                             INCREASE (DECREASE) IN CASH
Cash flows from operating activities:
     Net income                                                 $  2,693    $  3,857
                                                                --------    --------
     Adjustments to reconcile net income to net cash provided
         by operating activities -
         Depreciation and amortization                             3,278       2,355
         Gain on disposal of property, plant and equipment           (40)        (19)
         Decrease (increase) in trade receivables                     54         (56)
         Increase in inventories                                  (1,992)     (1,586)
         Decrease in other current assets                          1,200       1,129
         Decrease (increase) in other noncurrent assets              239        (829)
         Increase (decrease) in trade payables                     2,416      (2,987)
         Increase (decrease) in accrued expenses                     215        (632)
         Increase in federal and state income taxes payable        1,745       2,173
         (Decrease) increase in other long-term liabilities         (207)          1
                                                                --------    --------
               Total adjustments                                   6,908        (451)
                                                                --------    --------
               Net cash provided by operating activities           9,601       3,406
                                                                --------    --------

Cash flows from investing activities:
     Capital expenditures                                         (6,020)     (4,429)
     Proceeds from the disposal of property, plant and
       equipment                                                     349          10
                                                                --------    --------
               Net cash used for investing activities             (5,671)     (4,419)
                                                                --------    --------

Cash flows from financing activities:
     Proceeds from the sale of common stock                                      435
     Proceeds from borrowings                                     19,800      10,975
     Principal payments on long-term debt and capital
       lease obligations                                         (24,548)    (15,637)
                                                                --------    --------
               Net cash used for financing activities             (4,748)     (4,227)
                                                                --------    --------

Decrease in cash                                                    (818)     (5,240)
Cash at beginning of year                                          5,599       5,315
                                                                --------    --------
Cash at June 30                                                 $  4,781    $     75
                                                                ========    ========


These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K (File No. 0-19357), filed by the Company with the Securities and Exchange Commission on June 29, 1999.

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

         Approximately $51 million was borrowed under a new $135 million secured credit facility to pay the all-cash purchase price, with an additional $16 million to be borrowed to provide for the closing of underperforming or redundant Speedy stores, capital expenditures at remaining Speedy stores and transaction expenses.

         The excess of the aggregate purchase price over the fair value of net assets acquired is being amortized on a straight-line basis over 20 years.

         In connection with the acquisition, the Company recorded a reserve for accrued restructuring costs of approximately $7.8 million. This reserve relates to costs associated with the closing of approximately 45 poorly performing or duplicative Speedy stores, and includes charges for rent and real estate taxes (net of anticipated sublease income), the write down of assets to their fair market value, and net losses experienced by these stores through their closure date.

Note 2 - Inventories
--------------------

         The Company's inventories consist of automotive parts and tires.

         Substantially all merchandise inventories are valued under the last-in, first-out (LIFO) method. Under the first-in, first-out (FIFO) method, these inventories would have been $245,000 and $170,000 higher at June 30, 1999 and March 31, 1999, respectively. The FIFO value of inventory approximates the current replacement cost.

Note 3 - Cash and Equivalents
-----------------------------

         The Company's policy is to invest cash in excess of operating requirements in income producing investments. Cash equivalents of $4,781,000 at June 30, 1999 and $5,599,000 at March 31, 1999 include money market accounts which have maturities of three months or less.

Note 4 - Supplemental Disclosure of Cash Flow Information
---------------------------------------------------------

         The following transactions represent noncash investing and financing activities during the periods indicated:

QUARTER ENDED JUNE 30, 1998:

         In connection with the declaration of a five percent stock dividend, the Company increased accrued expenses, common stock and additional paid-in capital by $1,000, $4,000 and $6,624,000, respectively, and decreased retained earnings by $6,629,000.

                            MONRO MUFFLER BRAKE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CASH PAID DURING THE PERIOD:

                                     1999                1998
                                     ----                ----

         Interest, net            $1,446,000          $1,053,000
         Income taxes                 35,000             363,000


Note 5 - Other
--------------

         These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K (File No. 0-19357), filed by the Company with the Securities and Exchange Commission on June 29, 1999.

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

                                          Quarter Ended June 30,
                                          ----------------------
                                              1999     1998
                                              ----     ----

Sales ..................................     100.0%   100.0%

Cost of sales, including distribution
 and occupancy costs ...................      58.0     55.1
                                             -----    -----

Gross profit ...........................      42.0     44.9

Operating, selling, general and
 administrative expenses ...............      31.3     28.1
                                             -----    -----

Operating income .......................      10.7     16.8

Interest expense - net .................       2.9      2.1

Other expense ..........................        .5       .2
                                             -----    -----

Income before provision for income taxes       7.3     14.5

Provision for income taxes .............       2.9      5.8
                                             -----    -----

Net income .............................       4.4%     8.7%
                                             =====    =====

FIRST QUARTER ENDED JUNE 30, 1999 COMPARED TO
FIRST QUARTER ENDED JUNE 30, 1998

         Sales were $61.0 million for the quarter ended June 30, 1999 compared with $44.1 million in the quarter ended June 30, 1998. The sales increase of $16.9 million, or 38.2%, was due to an increase in sales of approximately $19.1 million relating to stores opened since the beginning of fiscal 1999, including $17.0 million from the acquired Speedy stores. This increase was partially offset by a decrease in comparable store sales of 3.7%.

         Gross profit for the quarter ended June 30, 1999 was $25.6 million or 42.0% of sales compared with $19.8 million or 44.9% of sales for the quarter ended June 30, 1998. The reduction in gross profit as a percentage of sales is primarily attributable to an increase in occupancy costs as a percent of sales reflecting the impact of fixed costs (such as rent and depreciation) against a decline in comparable store sales, and soft new store sales (including the acquired Speedy stores). Additionally, labor costs increased over the prior year. During periods of slower sales when technicians may not be fully productive, they receive a minimum base-level wage which increases labor cost as a percent of sales.

         Outside purchases also increased as a percent of sales due to continued parts proliferation and the tendency of store personnel to reach for business outside of the normal, recurring work for which the stores stock parts.

         Operating, selling, general and administrative expenses for the quarter ended June 30, 1999 increased by $6.7 million to $19.1 million over the quarter ended June 30, 1998, and increased to 31.3% of sales compared to 28.1% in the same quarter of the prior year. The increase as a percent of sales is attributable to several items. The first quarter of the prior year was positively impacted by an unusual state rebate of workers compensation costs. Additionally, advertising expense increased as a percent of sales. Advertising in the major metropolitan Speedy markets is more expensive than Monro advertising as a percent of sales. The balance of the increase is primarily due to the impact of increased fixed costs (such as manager pay and employee benefits) against negative comparable store sales and soft new store sales.

         Management remains very encouraged by the decreases in expenses at the acquired Speedy stores from their historical levels. The Company is on, and in some cases, ahead of schedule in realizing its planned cost reductions at the Speedy stores.

         Operating income for the quarter ended June 30, 1999 of approximately $6.5 million decreased 12.1% over operating income for the quarter ended June 30, 1998, and decreased as a percentage of sales from 16.8% to 10.7% for the same periods.

         Net interest expense for the quarter ended June 30, 1999 increased by approximately $.8 million compared to the comparable period in the prior year, and increased from 2.1% to 2.9% as a percentage of sales for the same periods. The increase in dollars expended is due to an increase of approximately $29 million in the average debt outstanding during the quarter as compared to the prior year quarter as well as an increase in the weighted average interest rate.

         Net income for the quarter ended June 30, 1999 of $2.7 million decreased 30.2% over net income for the quarter ended June 30, 1998.

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

         Plans

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

         Contingency Plans

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

         Costs

         The Company estimates that the total costs associated with the Year 2000 effort will be approximately $600,000, the majority of which was expensed in fiscal 1999. The Company's Year 2000 costs have been, and are expected to be, funded out of cash flows from operating activities.

         Risks

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

CAPITAL RESOURCES AND LIQUIDITY

         Capital Resources

         In fiscal year 2000, the Company's primary capital requirement has been the funding of its new store expansion program and the upgrading of facilities and systems in existing stores. For the quarter ended June 30, 1999, the Company spent $6.0 million for equipment and new store construction. Funds were provided primarily by cash flow from operations. Management believes that the Company has sufficient resources available (including cash and equivalents, net cash flow from operations and bank financing) to expand its business as currently planned for the next several years.

         Liquidity

         Concurrent with the closing of the Speedy acquisition in September 1998, the Company obtained a new $135 million secured credit facility from a syndication of lenders led by The Chase Manhattan Bank. Approximately $55 million was borrowed under this facility to pay the all-cash purchase price, including transaction expenses of approximately $4 million. In addition, the Company refinanced approximately $35 million of indebtedness through the new credit facility, with the balance of the facility available for future working capital needs. More specifically, the new financing structure consists of a $25 million term loan (all of which was outstanding at June 30, 1999), a $75 million Revolving Credit facility (of which approximately $39 million was outstanding at June 30, 1999), and synthetic lease (off-balance sheet) financing for a significant portion of the Speedy real estate, totaling $35 million. The loans bear interest at the prime rate or other LIBOR-based rate options tied to the Company's financial performance. The Company must also pay a facility fee on the unused portion of the commitment.

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

         At March 31, 1999, the Company had outstanding $1.8 million in principal amount of its 10.65% of Senior Notes due 2000 with Massachusetts Mutual Life Insurance Company pursuant to a Senior Note Agreement. The sixth and final annual installment of principal of $1.8 million was paid on April 1, 1999.

         Certain of the Company's stores are financed by mortgages currently bearing interest at LIBOR plus 100 basis points.

         The Company has financed its office/warehouse facility via a 10 year mortgage with a current balance of $2.4 million, amortizable over 20 years, and an eight year term loan with a balance of $.4 million.

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

FINANCIAL ACCOUNTING STANDARDS

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

                           PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

     a.    Exhibits

           11 -  Statement of Computation of Per Share Earnings.


     b.    Reports on Form 8-K

     The Company was not required to file reports on Form 8-K during the quarter ended June 30, 1999.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    MONRO MUFFLER BRAKE, INC.


      DATE: August 10, 1999           By  /s/ Robert G. Gross
                                      ---------------------------------------
                                        Robert G. Gross
                                        President and Chief Executive Officer



      DATE: August 10, 1999           By  /s/ Catherine D'Amico
                                      ------------------------------------------
                                        Catherine D'Amico
                                        Senior Vice President-Finance, Treasurer
                                         and Chief Financial Officer

                                  EXHIBIT INDEX



     Exhibit No.   Description                                        Page No.
     -----------   -----------                                        --------


        11         Statement of computation of per share earnings.     17