Form 10-Q
period 1999-09-30
MONRO MUFFLER BRAKE INC
filed 1999-11-15
CIK 876427

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1999.
                                              -------------------
                                       OR

             [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from _____________ to ______________

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

As of October 31, 1999, 8,321,701 shares of the Registrant's Common Stock, par value $ .01 per share, were outstanding.

                            MONRO MUFFLER BRAKE, INC.

                                      INDEX
                                      -----

Part I.    Financial Information                                              Page No.
                                                                              --------
     Item 1.  Financial Statements

          Consolidated Balance Sheet at
            September 30, 1999 and March 31, 1999                               3

          Consolidated Statement of Income for the quarter
            and six months ended September 30, 1999 and 1998                    4

          Consolidated Statement of Changes in Common
            Shareholders' Equity for the six months ended September 30, 1999    5

          Consolidated Statement of Cash Flows for the
            six months ended September 30, 1999 and 1998                        6

          Notes to Consolidated Financial Statements                            7

     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations                   9

Part II.   Other Information

     Item 4.  Submission of Matters to a Vote of Security Holders              14

     Item 6.  Exhibits and Reports on Form 8-K                                 15

Signatures                                                                     16

Exhibit Index                                                                  17

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

                                                                             SEPTEMBER 30,   MARCH 31,
                                                                                 1999          1999
                                                                             -------------   ---------
                                                                                (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
    Cash and equivalents, including interest-bearing accounts of $3,068        $   3,068      $   5,599
      at September 30, 1999 and $5,599 at March 31, 1999
    Trade receivables                                                              1,340          1,291
    Inventories, at LIFO cost                                                     42,301         38,656
    Federal and State income taxes receivable                                          0          1,090
    Deferred income tax asset                                                      1,709          1,709
    Other current assets                                                           4,141          5,002
                                                                               ---------      ---------
                Total current assets                                              52,559         53,347
                                                                               ---------      ---------
Property, plant and equipment                                                    202,462        194,808
    Less - Accumulated depreciation and amortization                             (64,135)       (59,021)
                                                                               ---------      ---------
                Net property, plant and equipment                                138,327        135,787
Other noncurrent assets                                                           13,046         13,800
                                                                               ---------      ---------
                Total assets                                                   $ 203,932      $ 202,934
                                                                               =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                          $   7,790      $   8,373
    Trade payables                                                                13,358          9,745
    Federal and state income taxes payable                                         1,953              0
    Accrued expenses and other current liabilities
       Accrued interest                                                              535            268
       Accrued payroll, payroll taxes and other payroll benefits                   5,641          5,269
       Accrued insurance                                                           1,550          1,700
       Accrued restructuring costs                                                 1,728          1,825
       Other current liabilities                                                   6,202          7,999
                                                                               ---------      ---------
                Total current liabilities                                         38,757         35,179

Long-term debt                                                                    71,494         78,672
Other long-term liabilities                                                          604            669
Accrued long-term restructuring costs                                              3,806          5,100
Deferred income tax liability                                                      2,363          2,363
                                                                               ---------      ---------
                Total liabilities                                                117,024        121,983
                                                                               ---------      ---------
Commitments
Shareholders' equity:
    Class C Convertible Preferred Stock, $1.50 par value, $.216 conversion value; 150,000 shares authorized; 91,727 shares issued
       and outstanding                                                               138            138
    Common Stock, $.01 par value, 15,000,000 shares authorized; 8,321,701
       shares issued and outstanding                                                  83             83
    Additional paid-in capital                                                    35,924         35,873
    Retained earnings                                                             50,763         44,857
                                                                               ---------      ---------
                Total shareholders' equity                                        86,908         80,951
                                                                               ---------      ---------
                Total liabilities and shareholders' equity                     $ 203,932      $ 202,934
                                                                               =========      =========


These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K (File No. 0-19357), filed by the Company with the Securities and Exchange Commission on June 29, 1999.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

                                                   QUARTER ENDED           SIX MONTHS ENDED
                                                   -------------           ----------------
                                                   SEPTEMBER 30,              SEPTEMBER 30,
                                                   -------------              -------------
                                                  1999        1998         1999        1998
                                                 -------     -------     --------     -------
                                                         (DOLLARS IN THOUSANDS, EXCEPT
                                                                PER SHARE DATA)
Sales                                            $60,513     $46,385     $121,492     $90,498
Cost of sales, including distribution and
     occupancy costs (a)                          35,356      26,770       70,747      51,090
                                                 -------     -------     --------     -------
Gross profit                                      25,157      19,615       50,745      39,408
Operating, selling, general and
     administrative expenses                      17,727      14,330       36,809      26,720
                                                 -------     -------     --------     -------
Operating income                                   7,430       5,285       13,936      12,688
Interest expense, net of interest income for
     the quarter of $17 in 1999 and $8 in
     1998, and year to date of $27 in 1999
     and $22 in 1998 (a)                           1,689       1,077        3,406       1,982

Other expense, net                                   400         194          715         302
                                                 -------     -------     --------     -------
Income before provision for income taxes           5,341       4,014        9,815      10,404
Provision for income taxes                         2,128       1,603        3,909       4,136
                                                 -------     -------     --------     -------
Net income                                       $ 3,213     $ 2,411     $  5,906     $ 6,268
                                                 =======     =======     ========     =======
Basic earnings per share                         $   .39     $   .29     $    .71     $   .75
                                                 =======     =======     ========     =======
Diluted earnings per share                       $   .36     $   .27     $    .66     $   .70
                                                 =======     =======     ========     =======
Weighted average number of shares of
     common stock and common stock
     equivalents used in computing earnings
     per share:  Basic                             8,322       8,317        8,322       8,311
                                                 =======     =======     ========     =======
                 Diluted                           8,975       8,987        8,976       9,013
                                                 =======     =======     ========     =======



(a) Amounts paid under operating and capital leases with affiliated parties totaled $452 and $467 for the quarters ended September 30, 1999 and 1998, respectively, and $917 and $963 for the six months ended September 30, 1999 and 1998, respectively.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K (File No. 0-19357), filed by the Company with the Securities and Exchange Commission on June 29, 1999.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
(UNAUDITED)

(AMOUNTS IN THOUSANDS)

                                                                   LESS:
                                                                   NOTE        NET
                                                     ADDITIONAL RECEIVABLE  ADDITIONAL
                                      COMMON STOCK     PAID-IN     FROM       PAID-IN    RETAINED
                                     SHARES   AMOUNT   CAPITAL  SHAREHOLDER   CAPITAL    EARNINGS
Balance at March 31, 1999            8,322     $83     $36,370     ($497)     $35,873     $44,857
Net income                                                                                  5,906
Note receivable from shareholder                                      51           51
                                     -----     ---     -------     -----      -------     -------
                                                                              =======     =======
Balance at September 30, 1999        8,322     $83     $36,370     ($446)     $35,924     $50,763
                                     =====     ===     =======     =====      =======     =======






These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K (File No. 0-19357), filed by the Company with the Securities and Exchange Commission on June 29, 1999.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)


                                                                           SIX MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                        ----------------------
                                                                          1999         1998
                                                                        --------      --------
                                                                        (DOLLARS IN THOUSANDS)
                                                                        INCREASE (DECREASE) IN
                                                                                 CASH
Cash flows from operating activities:
     Net income                                                         $  5,906      $  6,268
                                                                        --------      --------
     Adjustments to reconcile net income to net cash provided
         by operating activities -
         Depreciation and amortization                                     6,482         4,889
         Gain on disposal of property, plant and equipment                   (81)          (65)
         Increase in trade receivables                                       (49)         (119)
         Increase in inventories                                          (3,645)       (1,285)
         Decrease in other current assets                                    934           320
         Decrease (increase) in other noncurrent assets                      460        (1,168)
         Increase (decrease) in trade payables                             3,613          (550)
         (Decrease) increase in accrued expenses                          (1,404)          846
         Increase in federal and state income taxes payable                3,043           986
         (Decrease) increase in other long-term liabilities               (1,386)           14
                                                                        --------      --------
               Total adjustments                                           7,967         3,868
                                                                        --------      --------
               Net cash provided by operating activities                  13,873        10,136
                                                                        --------      --------
Cash flows from investing activities:
     Capital expenditures                                                 (9,677)      (10,035)
     Proceeds from the disposal of property, plant and equipment           1,120            65
     Payment for purchase of Speedy Muffler King                                       (21,490)
                                                                        --------      --------
               Net cash used for investing activities                     (8,557)      (31,460)
                                                                        --------      --------
Cash flows from financing activities:
     Proceeds from the sale of common stock (option exercises)                             462
     Proceeds from borrowings                                             40,375        91,670
     Principal payments on long-term debt and capital
       lease obligations                                                 (48,222)      (71,669)
                                                                        --------      --------
               Net cash (used for) provided by financing activities       (7,847)       20,463
                                                                        --------      --------
Decrease in cash                                                          (2,531)         (861)
Cash at beginning of year                                                  5,599         5,315
                                                                        --------      --------
Cash at September 30                                                    $  3,068      $  4,454
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

         Approximately $51 million was borrowed under a new $135 million secured credit facility to pay the all-cash purchase price, with an additional $16 million of borrowings to provide for the closing of underperforming or redundant Speedy stores, capital expenditures at remaining Speedy stores and transaction expenses.

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

NOTE 2- INVENTORIES

         The Company's inventories consist of automotive parts and tires.

         Substantially all merchandise inventories are valued under the last-in, first-out (LIFO) method. Under the first-in, first-out (FIFO) method, these inventories would have been $120,000 and $170,000 higher at September 30, 1999 and March 31, 1999, respectively. The FIFO value of inventory approximates the current replacement cost.

NOTE 3- CASH AND EQUIVALENTS

         The Company's policy is to invest cash in excess of operating requirements in income producing investments. Cash equivalents of $3,068,000 at September 30, 1999 and $5,599,000 at March 31, 1999 include money market accounts, which have maturities of three months or less.

NOTE 4 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

         The following transactions represent noncash investing and financing activities during the periods indicated:

SIX MONTHS ENDED SEPTEMBER 30, 1999:

         Capital lease obligations of $85,000 were incurred under various lease obligations.

         In connection with the sale of assets, the Company reduced fixed assets by $49,000 and increased other current assets, other non-current assets and accrued long-term restructuring costs by $73,000, $90,000 and $114,000, respectively.

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

                            MONRO MUFFLER BRAKE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CASH PAID DURING THE PERIOD:

                                                              SIX MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                        -------------------------------
                                                        1999                       1998
                                                        ----                       ----
                  Interest, net                      $3,045,000                $2,211,000
                  Income taxes                          866,000                 3,152,000

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

                            MONRO MUFFLER BRAKE, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         The statements contained in this Form 10-Q which are not historical facts, including (without limitation) statements made in the Management's Discussion and Analysis of Financial Condition and Results of Operations, may contain statements of future expectations and other forward-looking statements that are subject to important factors that could cause actual results to differ materially from those in the forward-looking statements, including (without limitation) product demand, the effect of economic conditions, the impact of competitive services and pricing, the ability of the Company to maximize the value of the acquired Speedy Stores, product development, parts supply restraints or difficulties, industry regulation, the continued availability of capital resources and financing and other risks set forth or incorporated elsewhere herein and in the Company's Securities and Exchange Commission filings.

RESULTS OF OPERATIONS

         The following table sets forth income statement data of Monro Muffler Brake, Inc. ("Monro" or the "Company") expressed as a percentage of sales for the fiscal periods indicated.

                                            QUARTER ENDED SEPTEMBER 30,  SIX MONTHS ENDED SEPTEMBER 30,
                                            ---------------------------  ------------------------------
                                                1999        1998               1999        1998
                                                ----        ----               ----        ----
Sales ...................................      100.0%      100.0%             100.0%      100.0%

Cost of sales, including distribution
 and occupancy costs ....................       58.4        57.7               58.2        56.4
                                              ------      ------             ------      ------
Gross profit ............................       41.6        42.3               41.8        43.6

Operating, selling, general and
 administrative expenses ................       29.3        30.9               30.3        29.6
                                              ------      ------             ------      ------

Operating income ........................       12.3        11.4               11.5        14.0

Interest expense - net ..................        2.8         2.3                2.8         2.2

Other expenses - net ....................         .7          .4                 .6          .3
                                              ------      ------             ------      ------
Income before provision for income taxes         8.8         8.7                8.1        11.5

Provision for income taxes ..............        3.5         3.5                3.2         4.6
                                              ------      ------             ------      ------
Net income ..............................        5.3%        5.2%               4.9%        6.9%
                                              ======      ======             ======      ======

SECOND QUARTER AND SIX MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO SECOND QUARTER AND SIX MONTHS ENDED SEPTEMBER 30, 1998

         Sales were $60.5 million for the quarter ended September 30, 1999 compared with $46.4 million in the quarter ended September 30, 1998. The sales increase of $14.1 million, or 30.5%, was due to an increase in sales of approximately $16.4 million relating to stores opened or acquired since April 1, 1998, partially offset by a comparable store sales decrease of 2.8%. Sales for the six months ended September 30, 1999 were $121.5 million compared with $90.5 million for the comparable period of the prior year. The sales increase of $31.0 million or 34.2% was due to an increase in sales of approximately $35.7 million relating to stores opened or acquired since April 1, 1998, partially offset by a comparable store sales decrease of 3.2%. At September 30, 1999, the Company had 515 company-operated stores in operation (including the stores acquired from Speedy) compared to 530 at September 30, 1998.

         In an effort to further drive sales, the Company established a commercial sales division in September 1999 to pursue what the Company believes can be a high-volume, solid-margin, predictable source of revenue. Additionally, in November, the Company will begin testing windshield repair and replacement services through a joint venture operating as "Monro Auto Glass". This service will be a customer convenience offered initially at approximately 60 locations in conjunction with a major automotive glass repair and replacement company. The arrangement should add incrementally to Monro's profitability through referral fees, further build brand equity and enhance the Company's service offerings.

         Gross profit for the quarter ended September 30, 1999 was $25.2 million or 41.6% of sales compared with $19.6 million or 42.3% of sales for the quarter ended September 30, 1998. Gross profit for the six months ended September 30, 1999 was $50.7 million, or 41.8% of sales, compared to $39.4 million or 43.6% of sales, for the six months ended September 30, 1998. The decline in gross profit as a percentage of sales is primarily attributable to an increase in occupancy costs, reflecting the impact of fixed costs (such as rent and depreciation) against a decline in comparable store sales, and soft new store sales (including the acquired Speedy stores).

         Additionally, labor costs increased over the prior year. During periods of slower sales when technicians may not be fully productive, they receive a minimum base-level wage, which increases labor cost as a percent of sales.

         Total material usage (including outside purchases) declined as a percent of sales when compared to the same quarter of last year, due to the impact of price reductions negotiated with vendors, inventory replenishment of all Speedy Stores from Monro's central distribution facility, and mix changes from the same quarter of last year.

         Operating, selling, general and administrative expenses for the quarter ended September 30, 1999 increased by $3.4 million to $17.7 million over the quarter ended September 30, 1998, and were 29.3% of sales compared to 30.9% in the same quarter of the prior year. For the six months ended September 30, 1999, these expenses increased by $10.1 million to $36.8 million over the comparable period of the prior year and were 30.3% of sales compared to 29.6% in the comparable period of the prior year. The second quarter improvement in operating, selling, general and administrative expenses as a percent of sales, as compared to the prior year period, is due primarily to reductions in direct store expenses, and corporate and field overhead expenses. These reductions reflect the Company's continuing efforts to achieve planned cost savings and improve efficiency.

         Management remains very encouraged by the decreases in expenses at the acquired Speedy stores from their historical levels. The Company is on, and in some cases, ahead of schedule in realizing its planned cost reductions at the Speedy stores.

         Operating income for the quarter ended September 30, 1999 of approximately $7.4 million increased 40.6% over operating income for the quarter ended September 30, 1998, and increased as a percentage of sales from 11.4% to 12.3% for the same periods. On a year to date basis, operating income increased approximately $1.2 million or 9.8% over the same prior year period, but decreased as a percentage of sales from 14.0% to 11.5% during this same period.

         Net interest expense for the quarter ended September 30, 1999 increased by approximately $.6 million compared to the comparable period in the prior year, and increased from 2.3% to 2.8% as a percentage of sales for the same period. Net interest expense for the six months ended September 30, 1999 increased by approximately $1.4 million compared to the same period in the prior year, and increased from 2.2% to 2.8% as a percentage of sales for the same period. The increase in dollars expended is due to an increase in the weighted average debt outstanding for the quarter and six months ended September 30, 1999 as compared to the same periods in the previous year, as well as an increase in the weighted average interest rate.

         Net income for the quarter ended September 30, 1999 of $3.2 million increased 33.3% from net income for the quarter ended September 30, 1998. For the six months ended September 30, 1999 net income of $5.9 million decreased 5.8%, due to the factors discussed above.

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

                  1.) An assessment of all systems and equipment,

                  2.) Development of detailed workplans and timelines for remediation,

                  3.) Remediation/modification,

                  4.) Testing and validation,

                  5.) Acceptance and deployment,

                  6.) Independent validation and

                  7.) Contingency planning.

         All IT systems, considered to be critical, have been diagnosed, modified, tested, and deployed. Third party testing tools have been used to validate results on internally developed software where the Company believed it to be critical and cost beneficial, and contingency plans have been developed.

         2.) NON-IT SYSTEMS typically include embedded technology such as microcontrollers. The Company's non-IT systems include machinery and equipment in its buildings such as elevators, telephone equipment, HVAC, security and alarm systems, copiers, fax machines and computerized alignment equipment. All non-IT systems, considered to be critical have been tested and deemed compliant.

         3.) The Company uses a variety of third party providers and vendors in the normal course of conducting its day-to-day operations. Year 2000 problems may result in a loss of service from these providers/vendors. The Company believes that loss of electric power, phone, banking or certain outsourced processing services, as well as a vendor's inability to deliver product on a timely basis, could have an immediate and critical adverse material impact on the Company's operations. The Company has contacted each of its major third party providers and vendors to determine if the provider/vendor is Year 2000 compliant. There were no instances where a major provider/vendor represented that there would be a loss of service because of a Year 2000 problem.

         Contingency Plans

         The Company's Year 2000 plans also include the development and implementation of contingency plans in the event of Year 2000 failures, both within the Company and by third parties. These plans will identify the specific actions which will be taken if a critical system or third party service provider are not Year 2000 compliant. The Company expects to have these plans completed by December 1, 1999 for all major systems. As discussed above, the Company has contacted its major third party providers/vendors, and none indicated that there would be a loss of service because of Year 2000 problems.

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

CAPITAL RESOURCES AND LIQUIDITY

         Capital Resources

         In fiscal year 2000, the Company's primary capital requirements have been the funding of its new store expansion program and the upgrading of facilities and systems in existing stores. For the six months ended September 30, 1999, the Company spent approximately $9.8 million for equipment and new store construction. Funds were provided primarily by cash flow from operations. Management believes that the Company has sufficient resources available (including cash and equivalents, net cash flow from operations and bank financing) to expand its business as currently planned for the next several years.

         Liquidity

         Concurrent with the closing of the Speedy acquisition in September 1998, the Company obtained a new $135 million secured credit facility from a syndication of lenders led by The Chase Manhattan Bank. Approximately $55 million was borrowed under this facility to pay the all-cash purchase price, including transaction expenses of approximately $4 million. In addition, the Company refinanced approximately $35 million of indebtedness through the new credit facility, with the balance of the facility available for future working capital needs. More specifically, the new financing structure consists of a $25 million term loan (of which approximately $24 million was outstanding at September 30, 1999), a $75 million Revolving Credit facility (of which approximately $38 million was outstanding at September 30, 1999), and synthetic lease (off-balance sheet) financing for a significant portion of the Speedy real estate, totaling $35 million (of which approximately $34 million was outstanding at September 30, 1999). The loans bear interest at the prime rate or LIBOR-based rate options tied to the Company's financial performance. The Company must also pay a facility fee on the unused portion of the commitment.

         The credit facility has a five-year term. Interest only is payable monthly on the Revolving Credit and synthetic lease borrowings throughout the term. In addition to monthly interest payments, the $25 million term loan requires quarterly principal payments beginning September 30, 1999. The first principal payment of $1.3 million was paid on September 30, 1999.

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

                            MONRO MUFFLER BRAKE, INC.

                           PART II - OTHER INFORMATION

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                The 1999 Annual Meeting of Shareholders of the Company (the "1999 Meeting") was held on August 2, 1999. At the 1999 Meeting, the Company's common shareholders elected management's nominees, Charles J. August, Frederick
M. Danziger, Jack M. Gallagher, Robert G. Gross and Peter J. Solomon to Class 2 of the Board of Directors, to serve until the election and qualification of their respective successors at the 2001 Annual Meeting of Shareholders. Such nominees for director received the following votes:

                NAME                                 VOTES FOR                          VOTES WITHHELD
                ----                                 ---------                          --------------
                Charles J. August                    6,562,971                                14,065
                Frederick M. Danziger                6,563,416                                13,620
                Jack M. Gallagher                    6,563,416                                13,620
                Robert G. Gross                      6,563,416                                13,620
                Peter J. Solomon                     6,563,416                                13,620

                As required under the Company's Certificate of Incorporation, such election of directors and other matters were confirmed by the holders of all 91,727 outstanding shares of the Company's Class C Convertible Preferred Stock, par value $1.50 per share, by written consent dated as of August 2, 1999.

                In addition, Burton S. August, Robert W. August, Donald Glickman, Lionel B. Spiro and W. Gary Wood will continue as Class 1 directors until the election and qualification of their respective successors at the 2000 Annual Meeting of Shareholders.

                Also approved by the following votes were:

                (i) a proposal to ratify the adoption of the Monro Muffler Brake,Inc. 1998 Employees' Stock Option Plan (4,756,044 shares in favor, 109,125 shares against, 14,469 shares abstaining and zero broker non-votes).

                (ii) a proposal to ratify the amendment to the Monro Muffler Brake, Inc. Non-Employee Directors' Stock Option Plan to increase the number of authorized shares (4,625,958 shares in favor, 217,760 shares against, 36,420 shares abstaining).

                (iii) a proposal to ratify the re-appointment of PricewaterhouseCoopers LLP as the independent auditors of the Company for the fiscal year ending March 31, 2000 (6,556,736 shares in favor, 8,646 shares against, 11,654 shares abstaining and zero broker non-votes).

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        a.      Exhibits

                10.01 - Amendment to Credit Agreement, dated as of May 31, 1999, by and among the Company, The Chase Manhattan Bank, as agent, and certain lenders party thereto.

                11 - Statement of Computation of Per Share Earnings.

        b.      Reports on Form 8-K

                The Company was not required to file reports on Form 8-K during the quarter ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MONRO MUFFLER BRAKE, INC.

  DATE: November 15, 1999          By  /s/ Robert G. Gross
                                       -----------------------------------------
                                           Robert G. Gross
                                           President and Chief Executive Officer

  DATE: November 15, 1999          By  /s/ Catherine D'Amico
                                       -----------------------------------------
                                           Catherine D'Amico
                                           Senior Vice President-Finance,
                                           Treasurer and Chief Financial Officer

                                  EXHIBIT INDEX

         Exhibit No.                          Description
         -----------                          -----------

         10.01 Amendment to Credit Agreement, dated as of May 31, 1999, by and among the Company, The Chase Manhattan Bank, as agent, and certain lenders party thereto.

         11                         Statement of computation of per share
                                    earnings