Form 10-Q
period 1999-12-31
MONRO MUFFLER BRAKE INC
filed 2000-02-14
CIK 876427

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the quarterly period ended December 31, 1999.
                                                  -----------------


                                       OR


              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


           For the transition period from ____________ to ____________



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


As of February 1, 2000, 8,258,101 shares of the Registrant's Common Stock, par value $ .01 per share, were outstanding.

                            MONRO MUFFLER BRAKE, INC.


                                     INDEX
                                     -----

Part I.   Financial Information                                                                    Page No.
                                                                                                   --------
          Consolidated Balance Sheet at December 31, 1999 and March 31, 1999                          3

          Consolidated Statement of Income for the quarter and nine months
            ended December 31, 1999 and 1998                                                          4

          Consolidated Statement of Changes in Common Shareholders' Equity for
            the nine months ended December 31, 1999                                                   5

          Consolidated Statement of Cash Flows for the nine months ended
            December 31, 1999 and 1998                                                                6

          Notes to Consolidated Financial Statements                                                  7

          Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                                     9

Part II.  Other Information

          Item 6. Exhibits and Reports on Form 8-K                                                   13

Signatures                                                                                           14

Exhibit Index                                                                                        15

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

                                                                                              DECEMBER 31,        MARCH 31,
                                                                                                  1999              1999
                                                                                              ------------        ---------
                                                                                                  (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
    Cash and equivalents, including interest-bearing accounts of $0 at                          $      0          $  5,599
         December 31, 1999 and $5,599 at March 31, 1999
    Trade receivables                                                                              1,233             1,291
    Inventories, at LIFO cost                                                                     45,533            38,656
    Federal and state income taxes receivable                                                          0             1,090
    Deferred income tax asset                                                                      1,709             1,709
    Other current assets                                                                           5,388             5,002
                                                                                                --------          --------
                Total current assets                                                              53,863            53,347
                                                                                                --------          --------

Property, plant and equipment                                                                    202,260           194,808
  Less - Accumulated depreciation and amortization                                               (66,445)          (59,021)
                                                                                                --------          --------
                Net property, plant and equipment                                                135,815           135,787
  Other noncurrent assets                                                                         12,829            13,800
                                                                                                --------          --------
                Total assets                                                                    $202,507          $202,934
                                                                                                ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                                           $  7,790          $  8,373
    Trade payables                                                                                12,551             9,745
    Federal and state income taxes payable                                                         2,084                 0
    Accrued expenses and other current liabilities
       Accrued interest                                                                              265               268
       Accrued payroll, payroll taxes and other payroll benefits                                   4,724             5,269
       Accrued insurance                                                                           1,936             1,700
       Accrued restructing costs                                                                   1,942             1,825
       Other current liabilities                                                                   6,229             7,999
                                                                                                --------          --------
                Total current liabilities                                                         37,521            35,179

Long-term debt                                                                                    71,043            78,672
Other long-term liabilities                                                                          578               669
Accrued long-term restructuring costs                                                              3,203             5,100
Deferred income tax liability                                                                      2,363             2,363
                                                                                                --------          --------
                Total liabilities                                                                114,708           121,983
                                                                                                --------          --------

Commitments
Shareholders' equity:
    Class C Convertible Preferred Stock, $1.50 par value, $.216 conversion value; 150,000 shares authorized; 91,727 shares issued
       and outstanding                                                                               138               138
    Common Stock, $.01 par value, 15,000,000 shares authorized; 8,321,701
       shares issued                                                                                  83                83
    Treasury Stock, 38,000 shares at December 31, 1999, 0 shares at
       March 31, 1999, at cost                                                                      (285)                0
    Additional paid-in capital                                                                    35,951            35,873
    Retained earnings                                                                             51,912            44,857
                                                                                                --------          --------
                Total shareholders' equity                                                        87,799            80,951
                                                                                                --------          --------
                Total liabilities and shareholders' equity                                      $202,507          $202,934
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

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

                                                                         QUARTER ENDED                    NINE MONTHS ENDED
                                                                           DECEMBER 31,                       DECEMBER 31,
                                                                         --------------                   -----------------
                                                                      1999             1998              1999              1998
                                                                     -------          -------          --------          --------
                                                                                    (DOLLARS IN THOUSANDS, EXCEPT
                                                                                           PER SHARE DATA)

Sales                                                                $52,077          $53,672          $173,569          $144,169
Cost of sales, including distribution and
     occupancy costs (a)                                              32,145           33,844           102,892            84,933
                                                                     -------          -------          --------          --------

Gross profit                                                          19,932           19,828            70,677            59,236
Operating, selling, general and
     administrative expenses                                          15,807           19,449            52,616            46,168
                                                                     -------          -------          --------          --------

Operating income                                                       4,125              379            18,061            13,068
Interest expense, net of interest income for
     the quarter of $13 in 1999 and $20 in
     1998, and year-to-date of $39 in 1999
     and $42 in 1998 (a)                                               1,692            1,598             5,098             3,579

Other expense, net                                                       524              322             1,239               625
                                                                     -------          -------          --------          --------

Income (loss) before provision for income taxes                        1,909           (1,541)           11,724             8,864
Provision for (recovery of) income taxes                                 760             (618)            4,669             3,518
                                                                     -------          -------          --------          --------

Net income (loss)                                                    $ 1,149          $  (923)         $  7,055          $  5,346
                                                                     =======          =======          ========          ========
Basic earnings (loss) per share                                      $   .14          $  (.11)         $    .85          $    .64
                                                                     =======          =======          ========          ========
Diluted earnings (loss) per share (b)                                $   .13          $  (.11)         $    .79          $    .59
                                                                     =======          =======          ========          ========

Weighted average number of shares of
     common stock and common stock
     equivalents used in computing
     earnings per share:              Basic                            8,322            8,322             8,322             8,301
                                                                     =======          =======          ========          ========
                                      Diluted (b)                      8,973            8,322             8,975             9,002
                                                                     =======          =======          ========          ========

(a) Amounts paid under operating and capital leases with affiliated parties totaled $404 and $408 for the quarters ended December 31, 1999 and 1998, respectively, and $1,321 and $1,371 for the nine months ended
         December 31, 1999 and 1998, respectively.

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

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN COMMON SHAREHOLDERS' EQUITY
(UNAUDITED)
(AMOUNTS IN THOUSANDS)


                                                                                          LESS:
                                                                                           NOTE           NET
                                                                       ADDITIONAL       RECEIVABLE    ADDITIONAL
                                                COMMON     TREASURY      PAID-IN           FROM         PAID-IN       RETAINED
                                                STOCK       STOCK        CAPITAL        SHAREHOLDER     CAPITAL       EARNINGS
                                                ------     --------    ----------       -----------   ----------      --------
Balance at March 31, 1999                        $83                     $36,370          $ (497)       $35,873       $44,857

Net income                                                                                                              7,055

Note receivable from shareholder                                                              78             78

Purchase of treasury shares (38,000 shares)                 $(285)
                                                 ---        -----        -------           -----        -------       -------
Balance at December 31, 1999                     $83        $(285)       $36,370          $ (419)       $35,951       $51,912
                                                 ===        =====        =======           =====        =======       =======



These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K (File
No. 0-19357), filed by the Company with the Securities and Exchange Commission on June 29, 1999.


MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                                                                  NINE MONTHS ENDED
                                                                                                      DECEMBER 31,
                                                                                                      ------------
                                                                                                1999               1998
                                                                                              --------           ---------
                                                                                                 (DOLLARS IN THOUSANDS)
                                                                                               INCREASE (DECREASE) IN CASH
Cash flows from operating activities:
     Net income                                                                               $  7,055           $   5,346
                                                                                              --------           ---------
     Adjustments to reconcile net income to net cash provided
         by operating activities -
         Depreciation and amortization                                                           9,655               8,164
         (Gain) loss on disposal of property, plant and equipment                                 (111)               (101)
         Decrease (increase) in trade receivables                                                   58                (390)
         Increase in inventories                                                                (6,877)             (4,262)
         Decrease in other current assets                                                          419               1,061
         Decrease (increase) in other noncurrent assets                                            604              (1,867)
         Increase (decrease) in trade payables                                                   2,806              (2,792)
         Decrease in accrued expenses                                                           (1,965)               (921)
         Increase in federal and state income taxes payable                                      3,174                  32
         (Decrease) increase in other long-term liabilities                                     (1,898)              1,330
         Decrease in deferred tax liability                                                                           (113)
                                                                                              --------           ---------
               Total adjustments                                                                 5,865                 141
                                                                                              --------           ---------
               Net cash provided by operating activities                                        12,920               5,487
                                                                                              --------           ---------

Cash flows from investing activities:
     Capital expenditures                                                                      (11,850)            (17,575)
     Proceeds from the disposal of property, plant and equipment                                 1,718                  81
     Payment for purchase of Speedy stores                                                                         (21,488)
                                                                                              --------           ---------
               Net cash used for investing activities                                          (10,132)            (38,982)
                                                                                              --------           ---------

Cash flows from financing activities:
     Proceeds from the sale of common stock                                                                            462
     Repurchase of common stock                                                                   (285)
     Proceeds from borrowings                                                                   60,080             130,755
     Principal payments on long-term debt and capital
       lease obligations                                                                       (68,182)           (102,185)
                                                                                              --------           ---------
               Net cash (used for) provided by financing activities                             (8,387)             29,032
                                                                                              --------           ---------

(Decrease) increase in cash                                                                     (5,599)             (4,463)
Cash at beginning of year                                                                        5,599               5,315
                                                                                              --------           ---------
Cash at December 31                                                                           $      0           $     852
                                                                                              ========           =========


These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K (File No. 0-19357), filed by the Company with the Securities and Exchange Commission on June 29, 1999.

                            MONRO MUFFLER BRAKE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Stock Repurchase
-------------------------

         On November 18, 1999, the Board of Directors authorized the Company to purchase up to 300,000 shares of the outstanding common stock at market prices, subject to the consent of the Company's lenders, which was received on December 21, 1999. The timing of stock purchases are made at the discretion of management. At January 31, 2000, the Company has purchased 63,600 shares.


Note 2 - Acquisition of Speedy Stores
-------------------------------------

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

         Substantially all merchandise inventories are valued under the last-in, first-out (LIFO) method. Under the first-in, first-out (FIFO) method, these inventories would have been $195,000 and $170,000 higher at December 31, 1999 and March 31, 1999, respectively. The FIFO value of inventory approximates the current replacement cost.

Note 4 - Cash and Equivalents
-----------------------------

         The Company's policy is to invest cash in excess of operating requirements in income producing investments. Cash equivalents of $5,599,000 at March 31, 1999 include money market accounts which have maturities of three months or less. At December 31, 1999, cash was used to repay outstanding debt.

Note 5 - Supplemental Disclosure of Cash Flow Information
---------------------------------------------------------

         The following transactions represent noncash investing and financing activities during the periods indicated:

                            MONRO MUFFLER BRAKE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED DECEMBER 31, 1999:

         Capital lease obligations of $85,000 were incurred under various lease obligations.

         In connection with the termination of a capital lease, the Company reduced debt and fixed assets by $196,000.

         In connection with the sale of assets, the Company reduced fixed assets by $863,000 and increased other current assets, other non-current assets and accrued long-term restructuring cost by $802,000, $90,000 and $29,000, respectively.

NINE MONTHS ENDED DECEMBER 31, 1998:

         Capital lease obligations of $754,000 were incurred under various lease obligations.

         In connection with the declaration of a five percent stock dividend, the Company increased accrued expenses, common stock and additional paid-in capital by $1,000, $4,000, and $6,624,000, respectively, and decreased retained earnings by $6,629,000.

         In connection with the acquisition of Speedy stores (see Note 2), liabilities were assumed as follows:

           Fair value of assets acquired               $36,134,000
           Cash paid                                    21,488,000
                                                       -----------
                    Liabilities assumed                $14,646,000
                                                       ===========



CASH PAID DURING THE PERIOD:

                                                 NINE MONTHS ENDED
                                                    DECEMBER 31,
                                                    ------------
                                              1999                1998
                                              ----                ----

         Interest, net                    $5,034,000           $3,835,000
         Income taxes, net                 1,495,000            3,488,000


Note 6 - Other

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

                                                  Quarter Ended December 31,     Nine Months Ended December 31,
                                                  --------------------------     ------------------------------
                                                     1999           1998              1999          1998
                                                     -----          -----             -----         -----
Sales..............................................  100.0%         100.0%            100.0%        100.0%

Cost of sales, including distribution
   and occupancy costs.............................   61.7           63.1              59.3          58.9
                                                     -----          -----             -----         -----

Gross profit.......................................   38.3           36.9              40.7          41.1

Operating, selling, general and
   administrative expenses.........................   30.4           36.2              30.3          32.0
                                                     -----          -----             -----         -----

Operating income...................................    7.9             .7              10.4           9.1

Interest expense - net.............................    3.2            3.0               2.9           2.5

Other expenses - net...............................    1.0             .6                .7            .5
                                                     -----          -----             -----         -----

Income (loss) before provision for
   income taxes....................................    3.7           (2.9)              6.8           6.1

Provision for (recovery of) income taxes...........    1.5           (1.2)              2.7           2.4
                                                     -----          -----             -----         -----

Net income (loss)..................................    2.2%          (1.7)%             4.1%          3.7%
                                                     =====          =====             =====         =====

THIRD QUARTER AND NINE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO
THIRD QUARTER AND NINE MONTHS ENDED DECEMBER 31, 1998.

         Sales were $52.1 million for the quarter ended December 31, 1999 compared with $53.7 million for the quarter ended December 31, 1998. The sales decrease of $1.6 million, or 3.0%, was primarily due to closing of some of the acquired Speedy stores which caused a net sales decrease of $3.8 million from the 1999 third quarter. This was partially offset by a comparable store sales increase of .4% and an increase in sales of $2.1 million from stores opened since the beginning of fiscal 1999, including $1.8 million from the newly-acquired Speedy stores. Sales for the nine months ended December 31, 1999 were $173.6 million compared with $144.2 million for the same period of the prior year. The sales increase of $29.4 million, or 20.4%, was due to an increase in sales of approximately $37.1 million relating to stores opened since the beginning of fiscal 1999, including $31.1 million from the newly-acquired Speedy stores. This increase was partially offset by a decrease in comparable store sales of 2.2%. At December 31, 1999, the Company had 512 company-operated stores (including the stores acquired from Speedy) compared to 532 at December 31, 1998.

         Gross profit for the quarter ended December 31, 1999 was $19.9 million, or 38.3% of sales, compared with $19.8 million, or 36.9% of sales, for the quarter ended December 31, 1998. Gross profit for the nine months ended December 31, 1999 was $70.7 million, or 40.7% of sales, compared to $59.2 million or 41.1% of sales, for the nine months ended December 31, 1998.

         For the third quarter, the improvement in gross profit as a percentage of sales was primarily due to a reduction in material costs. Historically, Speedy's cost of goods has averaged approximately six percentage points more than the Company's, due to more expensive parts acquisition costs. This resulted from a higher percentage of outside purchases, and Speedy's distribution methods (store-door from vendors vs. Monro's central distribution facility).

         A year after the integration of the Speedy stores into the Company's centralized purchasing and distribution system, the Company is realizing the benefits of the reduced cost of materials at the Speedy stores.

         Material costs also declined, when compared to the same quarter of last year, due to the impact of price reductions negotiated with vendors, and mix changes.

         Labor costs and occupancy costs as a percentage of sales also declined slightly with the improvement in sales and better leveraging of fixed costs.

         Operating, selling, general and administrative expenses for the quarter ended December 31, 1999 decreased by $3.6 million to $15.8 million from the quarter ended December 31, 1998, and were 30.4% of sales compared to 36.2% in the same quarter of the prior year. For the nine months ended December 31, 1999, these expenses increased by $6.4 million to $52.6 million over the comparable period of the prior year and were 30.3% of sales compared to 32.0% in the comparable period of the prior year. The third quarter improvement is due to a variety of factors including the elimination of inefficient or redundant spending at the Speedy stores, improved leveraging of fixed costs with the improvement in sales, increased vendor cooperative advertising credits, and elimination of one-time, non-recurring costs associated with the Speedy acquisition and integration.

         Net interest expense for the quarter ended December 31, 1999, increased by approximately $.1 million compared to the same period in the prior year, and increased from 3.0% to 3.2% as a percentage of sales for the same periods. The dollars expended increased due to an increase in the weighted average borrowing rate, partially offset by a decrease in the weighted average debt outstanding. Net interest expense for the nine months ended December 31, 1999 increased by approximately $1.5 million compared to the comparable period in the prior year, and rose from 2.5% to 2.9% as a percentage of sales for the same periods.

         Net income for the quarter ended December 31, 1999 was approximately $1.1 million as compared to a net loss of $.9 million reported for the quarter ended December 31, 1998. For the nine months ended December 31, 1999, net income of approximately $7.1 million increased 32.0%, due to the factors discussed above.

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

         Year 2000 Computer Issue

         The Company has not experienced any significant problems related to the Year 2000-date rollover. In general, however, all problems related to the Year 2000-date rollover may not yet have become apparent. There are other critical dates, such as leap year, that could cause similar computer problems.

         While the Company believes its efforts to date have successfully addressed the problems, there can be no assurance, until the passage of time, that no further problems will occur, including with respect to its third party business partners.

         Costs

         The Company estimates that the total costs associated with the Year 2000 effort will be approximately $600,000, the majority of which was expensed in fiscal 1999. The Company's Year 2000 costs have been funded out of cash flows from operating activities.

CAPITAL RESOURCES AND LIQUIDITY

         Capital Resources

         In fiscal year 2000, the Company's primary capital requirements have been the funding of its new store expansion program and the upgrading of facilities and systems in existing stores. For the nine months ended December 31, 1999, the Company spent approximately $11.9 million for equipment and new store construction. Funds were provided primarily by cash flow from operations. Management believes that the Company has sufficient resources available (including cash and equivalents, net cash flow from operations and bank financing) to expand its business as currently planned for the next several years.

         Liquidity

         Concurrent with the closing of the Speedy acquisition in September 1998, the Company obtained a new $135 million secured credit facility from a syndication of lenders led by The Chase Manhattan Bank. Approximately $55 million was borrowed under this facility to pay the all-cash purchase price, including transaction expenses of approximately $4 million. In addition, the Company refinanced approximately $35 million of indebtedness through the new credit facility, with the balance of the facility available for future working capital needs. More specifically, the new financing structure consists of a $25 million term loan (of which approximately $22.5 million was outstanding at December 31, 1999), a $75 million Revolving Credit facility (of which approximately $41 million was outstanding at December 31, 1999), and synthetic lease (off-balance sheet) financing for a significant portion of the Speedy real estate, totaling $35 million (of which approximately $34 million was outstanding at December 31, 1999). The loans bear interest at the prime rate or LIBOR-based rate options tied to the Company's financial performance. The Company must also pay a facility fee on the unused portion of the commitment.

         The credit facility has a five-year term. Interest only is payable monthly on the Revolving Credit and synthetic lease borrowings throughout the term. In addition to monthly interest payments, the $25 million term loan requires quarterly principal payments beginning September 30, 1999. Principal payments totalling $2.5 million have been paid through December 31, 1999.

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

         The Company has financed its office/warehouse facility via a 10 year mortgage with a current balance of $2.3 million, amortizable over 20 years, and an eight year term loan with a balance of $.4 million.

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

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         a.       Exhibits

                  11 - Statement of Computation of Per Share Earnings.

         b.       Reports on Form 8-K.

                  The Company filed a report on Form 8-K on February 2, 2000, in connection with the authorization by the Board of Directors for the Company's repurchase of up to 300,000 shares of its outstanding common stock.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               MONRO MUFFLER BRAKE, INC.


DATE: February 14, 2000        By /s/ Robert G. Gross
                                 -----------------------------------------------
                                  Robert G. Gross
                                  President and Chief Executive Officer



DATE: February 14, 2000        By /s/ Catherine D'Amico
                                 -----------------------------------------------
                                  Catherine D'Amico
                                  Senior Vice President-Finance, Treasurer
                                  and Chief Financial Officer

                                  EXHIBIT INDEX



         Exhibit No.           Description
         -----------           -----------

         11                    Statement of Computation of Per Share Earnings.