Form 10-K405
period 2000-03-31
MONRO MUFFLER BRAKE INC
filed 2000-06-29
CIK 876427

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (FEE REQUIRED)


                      For Fiscal Year Ended March 31, 2000

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


       Registrant's telephone number, including area code: (716) 647-6400
           Securities registered pursuant to Section 12(b) of the Act:

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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of June 1, 2000, the aggregate market value of voting stock held by non-affiliates of the registrant was $48,219,000.

As of June 1, 2000, 8,201,801 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant's definitive proxy statement (to be filed pursuant to Regulation 14A) for the 2000 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated by reference into Part III hereof.

                                     PART I


ITEM 1. BUSINESS
----------------

GENERAL

Monro Muffler Brake, Inc. ("Monro" or the "Company") is a chain of 512 Company-operated and 19 dealer-operated stores providing automotive undercar repair services in the United States. At March 31, 2000, Monro operated Company stores in New York, Pennsylvania, Ohio, Connecticut, Massachusetts, West Virginia, Virginia, Maryland, Vermont, New Hampshire, New Jersey, North Carolina, South Carolina, Indiana, Rhode Island and Delaware under the name "Monro Muffler Brake & Service" and "Speedy Auto Service by Monro" (together, the "Company Stores"). The Company's stores typically are situated in high-visibility locations in suburban areas and small towns, as well as in major metropolitan areas. The Company Stores serviced approximately 2,100,000 vehicles in fiscal 2000. (References herein to fiscal years are to the Company's fiscal years ending or ended March 31 of each year [e.g., references to "fiscal 2000" are to the Company's fiscal year ended March 31, 2000].)

The predecessor to the Company was founded by Charles J. August in 1957 as a Midas Muffler franchise in Rochester, New York, specializing in mufflers and exhaust systems. In 1966, the Company discontinued its affiliation with Midas Muffler, and began to diversify into a full line of undercar repair services. An investor group led by Peter J. Solomon and Donald Glickman purchased a controlling interest in the Company in July 1984. At that time, Monro operated 59 stores, located primarily in upstate New York, with approximately $21 million in sales in fiscal 1984. Since 1984, Monro has continued its growth and has expanded its marketing area to include 16 additional states. Recent expansion included the September 1998 acquisition of 189 company-owned and 14 franchised Speedy stores, all located in the United States, from SMK Speedy International Inc. of Toronto Canada (the "Acquisition"). (See additional discussion under "Expansion Strategy.")

In December 1998, the Company appointed Robert G. Gross as President and Chief Executive Officer who began full-time responsibilities on January 1, 1999.

The Company was incorporated in the State of New York in 1959. The Company's principal executive offices are located at 200 Holleder Parkway, Rochester, New York 14615, and its telephone number is (716) 647-6400.

The Company provides a broad range of services on passenger cars, light trucks and vans for mufflers and exhaust systems (estimated at 27% of fiscal 2000 sales); brakes (35%); and steering, drive train, suspension and wheel alignment (17%). The Company also provides other products and services including tires, scheduled maintenance and state inspections (21%). Monro specializes in the repair and replacement of parts which must be periodically replaced as they wear out. Normal wear on these parts generally is not covered by new car warranties. The Company typically does not perform under-the-hood repair services except for oil change services, a heating and cooling system "flush and fill" service and some minor tune-up services. The Company does not sell parts or accessories to the do-it-yourself market.

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

At the same time as demand for automotive repair services has grown, the number of general repair outlets has decreased, principally because fewer gas stations now perform repairs, and because there are fewer new car dealers. Monro believes that these factors present opportunities for increased sales by the Company, even though the number of specialized repair outlets (such as those operated by the Company and its direct competitors) has increased to meet the growth in demand.

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

Through March 31, 2000, the Company had closed, sold or subleased 41 of the Acquired Speedy stores due to geographic conflicts or substandard performance. Four Monro locations were also closed due to geographic conflicts with Acquired Speedy locations during fiscal 2000, and five during fiscal 1999. Seven and four other Monro stores were closed during fiscal 2000 and fiscal 1999, respectively, primarily due to their failure to meet return-on-investment goals.

In connection with the Acquisition, the arrangement with the franchisees was renegotiated in fiscal 1999 such that they became "dealers" of the Company. No franchise fees are paid by the dealers, and no services are required to be performed by the Company. Dealers reimburse the Company for shared advertising costs and may purchase inventory from the Company.

As of March 31, 2000, Monro had 512 Company-operated stores and 19 dealer locations located in 17 states. The following table shows the growth in the number of Company-operated stores over the last five fiscal years:

STORE OPENINGS AND CLOSINGS

                                               YEAR ENDED MARCH 31,
                                               --------------------
                                         1996   1997   1998   1999    2000
                                         ----   ----   ----   ----    ----

     Stores open at beginning of year..   232    274    313    350     524

     Stores opened during year ........    43     40     39    210(a)   13

     Stores closed during year (b) ....    (1)    (1)    (2)   (36)    (25)
                                          ---    ---    ---    ---     ---

     Stores open at end of year .......   274    313    350    524     512
                                          ===    ===    ===    ===     ===

(a) Includes 189 Acquired Speedy stores.

(b) These stores were closed because they failed to achieve an acceptable level of profitability or because a new Monro store was opened in the same market at a more favorable location. Fiscal 1999 and 2000 closures primarily relate to underperforming or redundant Speedy locations.

The Company plans to open approximately five new stores in fiscal 2001.

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

In fiscal year 1998, the Company performed a comprehensive analysis of its historical and projected store opening strategy. As a result of this analysis, the Company established major market profiles, as defined by market awareness: mature, existing and new markets. Over the next several years, the Company expects to build a greater percentage of stores in mature and existing markets in order to capitalize on the Company's market presence and consumer awareness. Nine of the thirteen stores opened in fiscal 2000 were in mature or existing markets.

The Company believes that management and operating improvements implemented over the last several fiscal years will enhance its ability to sustain its growth. The Company (including the Company-operated Acquired Speedy stores) has a chain-wide computerized inventory control and electronic point-of-sale (POS) management information system, which has increased management's ability to monitor operations as the number of stores has grown. The system includes electronic mail and electronic cataloging, which allows store managers to electronically research the specific parts needed for the make and model of car being serviced. Late in fiscal 1998, the Company added software which contains data that mirrors the scheduled maintenance requirements in vehicle owner's manuals, specifically by make, model, year and mileage for every automobile. (This scheduled maintenance software will be added to the Acquired Speedy stores late in fiscal 2001.) Management believes that this software will facilitate the presentation and sale of Scheduled Maintenance services to customers. Enhancements continue to be made to the POS system annually which increase efficiency, improve the quality and timeliness of store reporting and enable the Company to better serve its customers.

The financing to open a new store location may be accomplished in one of three ways: a store lease for the land and building (in which case, land and building costs will be financed primarily by the lessor), a land lease with the building constructed by the Company (with building costs paid by the Company), or a land purchase with the building constructed by the Company. In all three cases, each new store also will require approximately $136,000 for equipment (including a point-of-sale system and a truck), and approximately $67,000 in inventory. Because Monro generally does not extend credit to its customers, stores generate almost no receivables and a new store's actual net working capital investment is nominal. Total capital required to open a new store ranges, on average (based upon the last three fiscal years' openings, excluding the Acquired Speedy locations), from $271,000 to $906,000 depending on the location and which of the three financing methods is used. In instances where Monro acquires an existing business, it may pay additional amounts for intangible assets such as customer lists, covenants not-to-compete and goodwill.

At March 31, 2000, the Company leased the land and/or the building at approximately 78% of its store locations and owned the land and building at the remaining locations. Monro's policy is to situate new stores in the best locations, without regard to the form of ownership required to develop the locations.

New stores, excluding the Acquired Speedy stores, have average sales of approximately $360,000 in their first 12 months of operation, or $60,000 per bay. The Acquired Speedy stores, which on average are five bay stores, had average, annualized sales per bay of $87,000 in their first 18 months under Monro ownership.

OPERATING STRATEGY

Monro's operating strategy is to provide its customers with dependable, high-quality automotive service at a competitive price by emphasizing the following key elements.

Products and Services

All stores provide a full range of undercar repair services for brakes, steering, mufflers and exhaust systems, drive train, suspension and wheel alignment. These services apply to all makes and models of domestic and foreign cars, light trucks and vans. In addition, both Monro stores and the Acquired Speedy stores provide many of the routine maintenance services (except engine diagnostic and major transmission repair) which automobile manufacturers suggest or require in the vehicle owners' manuals, and which fulfill manufacturers' requirements for new car warranty compliance. At the end of fiscal 1998, the Company introduced "Scheduled Maintenance" services in all of its Monro stores whereby the aforementioned services are formally packaged and offered to consumers based upon the year, make, model and mileage of each specific vehicle. ("Scheduled Maintenance" will be offered in the Acquired Speedy locations later in fiscal 2001.) Management believes that the Company is able to offer this service in a more convenient and cost competitive fashion than auto dealers can provide.

Substantially all of the stores provide oil change services as well as tire sales and installation. All stores perform a heating and cooling system "flush and fill" service, a transmission "flush and fill" service, and belt and hose installation. Additionally, all stores replace and service batteries, starters and alternators. Stores in New York, West Virginia, New Hampshire, Pennsylvania, North Carolina, Virginia and Vermont also perform annual state inspections.

Customer Satisfaction

The Company's vision of being the dominant Auto Service provider in the markets it serves is supported by a set of values displayed in each Company store emphasizing TRUST:

- Total Customer Satisfaction

- Respect, Recognize and Reward (employees who are committed to these values)

- Unparalleled Quality and Integrity

- Superior Value and

- Teamwork

Additionally, each Company-operated store displays the following set of customer satisfaction principles: free inspection of brakes, shocks, front end and exhaust systems; item-by-item review with customers of problem areas; free written estimates; written guarantees; drive-in service without an appointment; fair and reasonable prices as advertised; and repairs by professionally trained undercar specialists, many of whom are Automotive Service Excellence (ASE) certified in brakes and suspension. (See additional discussion under "Store
Operations: Quality Control and Warranties.")

Competitive Pricing, Advertising and Co-branding Initiatives

The Company seeks to set competitive prices for quality services and products. The Company supports its pricing strategy by advertising through direct mail coupon inserts and in-store promotional signage and displays. In addition, the Company advertises through radio, yellow pages, newspapers and, to a lesser extent, television to increase consumer awareness of the services offered.

The Company employs co-branding initiatives to more quickly increase consumer awareness in certain markets. The Company believes that, especially in newer markets, customers may more readily be drawn into its stores because of their familiarity with national brand names. Some of these initiatives have included cross-promotional offers with professional sports teams, national fast food chains, video rental stores and gasoline chains, as well as with regional supermarkets. Additionally, the Company introduced Bridgestone/Firestone tires into most of its stores in late fiscal 1997, where it had previously carried a private label tire. Through this initiative, the Company believes that it attracts some brand-loyal tire customers who otherwise might not have visited Monro. This gives the Company the opportunity to introduce itself to this new customer, and sell other needed services. The increased tire sales resulting from adding this branded product have exceeded the Company's expectations thus far. (However, the sales still remain less than 10% of the Company's total sales.)

Centralized Control

Unlike many of its competitors, the Company operates, rather than franchises, all of its stores (except for the 19 dealer locations). Monro believes that direct operation of stores enhances its ability to compete by providing centralized control of such areas of operations as service quality, store appearance, promotional activity and pricing. A high level of technical competence is maintained throughout the Company as Monro requires, as a condition of employment, that employees participate in comprehensive training programs to keep pace with technology changes. Additionally, purchasing, distribution, merchandising, advertising, accounting and other store support functions are centralized in the Company's corporate headquarters in Rochester, New York, and are provided through the Company's subsidiary, Monro Service Corporation. The centralization of these functions results in efficiencies and gives management the ability to closely monitor and control costs.

Comprehensive Training

The Company provides ongoing, comprehensive training to its store employees. Monro believes that such training provides a competitive advantage by enabling its technicians to provide quality service to its customers in all areas of undercar repair. (See additional discussion under "Store Operations: Store Personnel and Training.")

STORE OPERATIONS

Store Format

The typical format for a Monro repair store is a free-standing building of approximately 4,500 square feet consisting of a sales area, six fully-equipped service bays and a parts storage area, with a parking lot with space for approximately 17 cars. Acquired Speedy stores average five bays per location with approximately 4,200 square feet. Most service bays are equipped with aboveground electric vehicle lifts. The typical Company store carries approximately $62,000 of inventory and approximately 3,100 stock keeping units ("SKUs"). Generally, each store is located within 35 miles of a "key" store which carries approximately 37% more inventory than a typical store and serves as a mini-distribution point of slower moving inventory for other stores in its area.

The stores generally are situated in high-visibility locations in suburban areas, major metropolitan areas or small towns and offer easy customer access. The typical store is open from 7:30 a.m. to 7:00 p.m. on Monday through Friday and from 7:30 a.m. to 5:00 p.m. on Saturday.

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

The Company has a customer survey program to monitor customer attitudes toward service quality, friendliness, speed of service, and several other factors for each store. This program includes 12 survey mailings per store annually. (Each mailing consists of approximately 30 surveys.) Customer concerns are addressed via letter and personal follow-up by field management.

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

All headquarters management personnel participate in the Company's day-in-the-store program by working in a store under the direction of the store manager, to better understand the latest developments at the store level, and with the goal of improving support and service to the field.

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

Monro believes that the ability to recruit and retain qualified technicians is an important competitive factor in the automotive repair industry, which has historically experienced a high turnover rate. Monro makes a concerted effort to recruit individuals who will have a long-term commitment to the Company and offers an hourly rate structure and additional compensation based on productivity; a competitive benefits package including health, life and disability insurance; 401K/profit-sharing and pension plans; as well as the opportunity to advance within the Company. Most of the Company's Managers and Market Managers started with Monro or Speedy as technicians.

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

In fiscal 1997, the Company established Monro University to provide comprehensive training and development of current and prospective Store Managers. Training is accomplished through an intensive one-week instructional program at a separate facility in Rochester, New York. Topics covered include sales training, customer service, time management, human resources (counseling, recruiting, interviewing, etc.), leadership, inventory control and financial management. The courses employ a variety of instructional techniques including video taping, role playing, and testing. Several of the courses are conducted by officers of the Company, whose first priority is instilling the Company's culture, philosophies and values into the individuals who hold these important positions. The one week class follows a field training segment which ranges from two to four weeks depending upon the individual's level of experience. Monro management is closely tracking the performance of the managers who have completed the class. Indications are that the program will lead to increased store profitability as well as longer retention of the store managers.

PURCHASING AND DISTRIBUTION

The Company, through its wholly-owned subsidiary Monro Service Corporation, selects and purchases parts and supplies for all (both Monro and the Acquired Speedy) Company-operated stores on a centralized basis through an automatic replenishment system. Although purchases outside the centralized system ("outside purchases") are made when needed at the store level, these purchases are low by industry standards, and accounted for approximately 15% of all parts used in fiscal 2000. This includes the results of the Acquired Speedy stores which historically have had higher outside purchases than Monro stores. In fiscal 1998 (prior to the Speedy acquisition), Monro stores purchased approximately 12% of their parts outside their centralized distribution system.

The Company's ten largest vendors accounted for approximately 54% of its parts purchases, with the largest vendor accounting for approximately 18% of total purchases in fiscal 2000. The Company purchases parts from over 100 vendors and has no significant long-term contracts with any vendor. Management believes that the Company's relationships with vendors are excellent and that alternative sources of supply exist, at comparable cost, for substantially all parts used in the Company's business. The Company routinely obtains bids from vendors to ensure it is receiving competitive pricing and terms.

Most parts are shipped by vendors to the Company's warehouse facility in Rochester, New York, and are distributed to stores through the Company-operated tractor/trailer fleet. Most stores are replenished once every week from the warehouse, and such replenishment fills, on the average, 93% of all items ordered by the stores' automatic POS-driven replenishment system. The warehouse stocks approximately 6,700 SKUs.

In February 1999, the Company signed a purchasing agreement with the National Automotive Parts Association ("NAPA") of Atlanta, Georgia. Effective March 1, 1999, NAPA became the Company's primary outside purchases vendor for auto parts at 90% of its locations. The agreement enables the Company to reduce costs on outside purchases through uniform and competitive pricing on all purchases made at NAPA's 530 locations participating in the program. In addition, the arrangement will streamline the Company's billing process on outside purchases with electronic data interface, and provides the Company's automotive technicians with access to NAPA's extensive "in-field" training courses.

In February 2000, the Company signed a preferred supplier agreement with Honeywell Friction Materials, owner of Bendix Stoprite and Road-Tuff brake products. This is the Company's first preferred brake supplier agreement. Brake service represents the Company's largest sales category (35% of sales in fiscal
2000). This important area of the business will be enhanced by the purchase of high quality brake products at lower costs, advertising support, and increased access to employee training.

COMPETITION

The Company competes in the retail automotive service industry. This industry is generally highly competitive and fragmented, and the number, size and strength of competitors varies widely from region to region. The Company believes that competition in this industry is based on customer service and reputation, store location, name awareness and price. Monro's primary competitors include national and regional undercar specialty and general automotive service chains, both franchised and company-operated; car dealerships; and, to a lesser extent, gas stations and independent garages. Monro considers Midas, Inc. and Meineke Discount Mufflers Inc. to be direct competitors. In most of the new markets that the Company has entered, at least one competitor was already present. In identifying new markets, the Company analyzes, among other factors, the intensity of competition. (See "Expansion Strategy" and "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

EMPLOYEES

As of March 31, 2000, Monro had 2,597 employees, of whom 2,404 were employed in the field organization, 65 were employed at the warehouse and 128 were employed at the Company's corporate headquarters. Monro's employees are not members of any union. The Company believes that its relations with its employees are good.

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

In connection with the Speedy Acquisition, the Company financed most of the real estate formerly owned by SMK Speedy International Inc. via a synthetic lease (off-balance sheet) agreement. This lease was part of a new $135 million secured credit facility from a syndication of lenders. (See additional discussion under "Capital Resources and Liquidity.") Of the total number of Company-operated Acquired Speedy locations, 24 buildings on land-leased sites and 71 parcels of land and buildings on formerly owned locations are currently leased under this arrangement. (There are also eight closed Acquired Speedy stores which are financed under the synthetic lease.)

Of Monro's 512 Company-operated stores at March 31, 2000, 111 were owned, 291 were leased and for 110, the land only was leased, including stores under the synthetic lease arrangement. In general, the Company leases store sites for a ten-year period with several five-year renewal options. Giving effect to all renewal options, over 87% of the operating leases (318 stores) expire after 2008. Certain of the leases provide for contingent rental payments if a percentage of annual gross sales exceeds the base fixed rental amount. The highest contingent percentage rent of any lease is 7%, and no such lease has adversely affected profitability of the store subject thereto. Certain officers and directors of the Company or members of their families are the lessors, or have interests in entities that are the lessors, with respect to 41 of the leases. No related party leases, other than renewals or modifications of leases on existing stores, have been entered into since May 1989, and no new related party leases are contemplated.

The office and warehouse facility and 26 of the owned stores are subject to mortgages held by commercial banks or private investors. As of March 31, 2000, the outstanding amount under the mortgage on the headquarters office and warehouse facility was $2.3 million and the aggregate outstanding amount under the permanent mortgages on 26 of the owned stores was $7.0 million. There was also $.7 million outstanding under a mortgage held by the City of Rochester, New York, secured by the land on which the headquarters office and warehouse is located, and a term loan of $.3 million secured by the headquarters facility.


ITEM 3. LEGAL PROCEEDINGS
-------------------------

The Company is not a party or subject to any legal proceedings other than certain routine claims and lawsuits that arise in the normal course of its business. The Company does not believe that such routine claims or lawsuits, individually or in the aggregate, will have a material adverse effect on its financial condition or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

                                     PART II


ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

Market Information

The Common Stock is traded on the over-the-counter market and is quoted on the NASDAQ National Market System under the symbol "MNRO." The following table sets forth, for the Company's last two fiscal years, the range of high and low sales prices on the NASDAQ National Market System for the Common Stock:

                        FISCAL 2000               FISCAL 1999
                        -----------               -----------
      QUARTER ENDED    HIGH       LOW           HIGH        LOW
      -------------    ----       ---           ----        ---

      June 30         $8.63      $6.81         $16.88      $13.25
      September 30     8.31       6.69          15.75        9.50
      December 31      7.88       5.75          10.38        5.63
      March 31         9.63       7.50           9.19        6.75


Holders

At June 1, 2000, the Company's Common Stock was held by approximately 2,600 shareholders of record or through nominee or street name accounts with brokers.

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

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

The following table sets forth selected financial and operating data of the Company for each year in the five-year period ended March 31, 2000. The financial data and certain operating data have been derived from the Company's financial statements which have been examined by PricewaterhouseCoopers LLP, independent accountants. This data should be read in conjunction with the Financial Statements and related notes included under Item 8 of this report and in conjunction with other financial information included elsewhere in this Form 10-K.

                                                                             YEAR ENDED MARCH 31,
                                                       2000          1999               1998         1997          1996
                                                       ----          -----              ----         ----          ----
                                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

INCOME STATEMENT DATA:
Sales .........................................     $ 223,605      $ 193,458         $ 154,294     $ 141,169     $ 117,104
Cost of sales, including distribution
   and occupancy costs ........................       134,169        115,117            87,510        78,792        66,236
                                                    ---------      ---------         ---------     ---------     ---------
Gross profit ..................................        89,436         78,341            66,784        62,377        50,868
Operating, selling, general and
   administrative expenses ....................        66,889         64,062            46,120        41,749        35,299
                                                    ---------      ---------         ---------     ---------     ---------
Operating income ..............................        22,547         14,279            20,664        20,628        15,569
Interest expense, net .........................         6,831          5,600             3,829         3,224         2,637
Other expense, net ............................         2,091            730               331           475           330
                                                    ---------      ---------         ---------     ---------     ---------
Income before provision for income taxes ......        13,625          7,949            16,504        16,929        12,602
Provision for income taxes ....................         5,418          3,203             6,650         6,738         4,988
                                                    ---------      ---------         ---------     ---------     ---------
Net income ....................................     $   8,207      $   4,746         $   9,854     $  10,191     $   7,614
                                                    =========      =========         =========     =========     =========
Earnings per share (a) Basic ..................     $     .99      $     .57         $    1.19     $    1.24     $     .96
                                                    =========      =========         =========     =========     =========
                       Diluted ................     $     .92      $     .53         $    1.09     $    1.13     $     .85
                                                    =========      =========         =========     =========     =========
Weighted average number of Common Stock
   and equivalents (a) Basic ..................         8,305          8,317             8,256         8,187         7,949
                       Diluted ................         8,964          8,997             9,016         9,009         8,906

SELECTED OPERATING DATA (b):
Sales growth:
   Total ......................................          15.6%          25.4%              9.3%         20.5%          7.3%
   Comparable store (c) .......................          (1.6%)         (1.3%)            (0.2%)         7.9%         (3.9%)
Stores open at beginning of year ..............           524            350               313           274           232
Stores open at end of year ....................           512            524               350           313           274
Capital expenditures ..........................     $  14,265      $  23,310 (d)     $  25,391     $  27,562     $  25,581

BALANCE SHEET DATA (AT PERIOD END):
Net working capital ...........................     $  11,663      $  18,168         $  13,517      $  9,579     $   8,891
Total assets ..................................       195,513        202,934           159,088       146,267       120,055
Long-term debt ................................        63,639         78,672            54,102        54,850        45,459
Shareholders' equity ..........................        88,775         80,951            76,558        66,625        55,887


(a) Earnings per share for each fiscal year was computed by dividing net income by the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during the respective year. All share and per share information has been adjusted to give retroactive effect to the five percent stock dividends paid in June 1998, August 1997 and in August 1996.
(b) Includes Company-operated stores only - no dealer locations.
(c) Comparable store sales data is calculated based on the change in sales of only those stores open as of the beginning of the preceding fiscal year.
(d) Amount does not include the funding of the Speedy acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The following table sets forth income statement data of the Company expressed as a percentage of sales for the fiscal years indicated:

                                                                                           YEAR ENDED MARCH 31,
                                                                                           --------------------
                                                                                   2000           1999          1998
                                                                                   ----           ----          ----
Sales ........................................................................     100.0%         100.0%        100.0%
Cost of sales, including distribution and occupancy costs ....................      60.0           59.5          56.7
                                                                                   -----          -----         -----
Gross profit .................................................................      40.0           40.5          43.3
Operating, selling, general and administrative expenses ......................      29.9           33.1          29.9
                                                                                   -----          -----         -----
Operating income .............................................................      10.1            7.4          13.4
Interest expense, net ........................................................       3.1            2.9           2.5
Other expense, net ...........................................................       0.9            0.4           0.2
                                                                                   -----          -----         -----
Income before provision for income taxes .....................................       6.1            4.1          10.7
Provision for income taxes ...................................................       2.4            1.6           4.3
                                                                                   -----          -----         -----
Net income ...................................................................       3.7%           2.5%          6.4%
                                                                                   =====          =====         =====


FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K which are not historical facts, including (without limitation) in particular, statements made in this Item and in "Item 1-Business," may contain forward-looking statements that are subject to important factors that could cause actual results to differ materially from those in the forward-looking statement, including (without limitation) product demand; the effect of economic conditions; the impact of competitive services, products and pricing; product development; parts supply restraints or difficulties; industry regulation; the continued availability of capital resources and financing and other risks set forth or incorporated herein and in the Company's Securities and Exchange Commission filings. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

RECENT DEVELOPMENTS

On September 17, 1998, the Company completed the acquisition of 189 company-operated and 14 dealer-operated Speedy stores, all located in the United States. Sales for the Speedy fiscal year ended January 3, 1998 for the 189 company-operated stores, some of which were opened only part of the year, were approximately $86 million.

Although the 203 Speedy stores were in the same general markets in which the Company competed, the Monro and Speedy locations were mainly situated in non-overlapping areas. While Monro has tended to open stores in suburban and small town locations, Speedy had tended to locate in major metropolitan areas. Therefore, the combination represented an excellent geographic fit.

Prior to the acquisition, the Speedy stores were experiencing significant declining comparable store sales and EBITDA margins. The Company believes that the attention of Speedy's management was diverted to the expansion of its European operations. In addition, Speedy's management did not respond to the declining exhaust business by offering other services, as had Monro.

The result was that the acquisition had a dilutive effect on earnings in the 1999 fiscal year. The weakness in Speedy's sales from September 1998 through March 1999 represents a continuation of a decline which was most pronounced prior to the Acquisition in September 1998. The conversion of systems and inventory during the third quarter of fiscal 1999 at all Company-operated Acquired Speedy stores also impacted the performance of these locations. These conversions involved the installation of new point-of-sale systems in the Acquired Speedy stores, as well as the return of slow moving items to manufacturers and restocking with more popular parts, representing approximately half of the inventory in the Speedy stores. The new point-of-sale systems put all of the Company-operated Acquired Speedy stores on Monro's centralized distribution and automatic replenishment system, whereas, previously, each store received parts directly from the various manufacturers. Although essential to margin improvement in future periods, this conversion process was very disruptive to the operations of the Acquired Speedy stores in the third quarter of fiscal 1999. The Company did experience a substantial reduction in cost of goods in the Acquired Speedy stores between the third and fourth quarters of fiscal 1999, through reduced outside purchases and lower acquisition costs from vendors as parts were distributed through the Company's centralized distribution system.

It was management's belief that, with moderately improved sales and further cost reductions, the acquired operations would begin to contribute to earnings per share during fiscal 2000, and should be increasingly accretive in subsequent years.

This belief proved to be true, with the Speedy stores solidly accretive for the year ended March 31, 2000. The Speedy stores are considered new stores and therefore, were not included in the comparable store sales calculation for fiscal 2000. However, if one considers their sales results under Monro ownership for fiscal 2000, as compared to their sales results for the same 12 month period in the prior year (partially under Speedy ownership and partially under Monro ownership), their sales declined by approximately 5%. Management believes that this decline is due to several factors including the continued industry-wide weakness in exhaust sales (see further discussion below), combined with a greater percentage of the Speedy stores' sales attributable to exhaust service (35% as compared to 23% at March 31, 2000 for Speedy as compared to Monro, respectively). Additionally, as is common with many acquisitions, there were some cultural and performance issues with personnel that needed to be resolved subsequent to the acquisition.

Nonetheless, the Company was able to increase the profitability of the Speedy operations through significant cost reductions begun in fiscal 1999 and continuing through fiscal 2000. Additionally, the sales performance of the Speedy stores improved significantly in the second half of fiscal 2000 as compared to the first half of fiscal 2000, and management believes that this trend should continue into fiscal 2001.

FISCAL 2000 AS COMPARED TO FISCAL 1999

Sales for fiscal 2000 increased $30.1 million, or 15.6% over sales for fiscal 1999. The increase was due to an increase of approximately $38.2 million for stores opened since April 1, 1998, including $30.7 million from the newly-acquired Speedy stores, partially offset by a loss of sales from closed Monro stores and a comparable store sales decrease of 1.6%. During the year, 13 stores were opened and 25 were closed. At March 31, 2000, the Company had 512 stores in operation.

Management believes that the comparable store sales decrease resulted from manufacturers' use of non-corrosive stainless steel exhaust systems on almost all new cars which has extended the life of exhaust systems and resulted in declining exhaust sales. However, management believes that these declines were offset, in part, by positive industry factors including an increase in the average age of vehicles, a decrease in the number of service bays, an increase in the number of registered vehicles, and a shift in the consumer mentality from "do-it-yourself" to "do-it-for-me" caused by the increased complexity of cars and aging population. Additionally, management believes that its strategy of product diversification and expanded manager training assisted in minimizing the comparable store sales decline vis-a-vis its competitors.

The Company introduced "Scheduled Maintenance" services in its stores late in the fourth quarter of fiscal 1998. These services are required by vehicle manufacturers to comply with warranty schedules, and are offered by Monro in a more convenient and cost competitive fashion than auto dealers can provide. Management believes that these services, which are offered both in bundled "packages" and individually, will make a positive contribution to comparable store sales in future years, and continue to help to mitigate the aforementioned challenges to comparable store sales which negatively impacted recent fiscal years.

In addition, management believes that comparable store sales have suffered in recent years from a decline in vehicle population in the five to nine year old segment, reflecting the early 1990s recession in new car sales. This segment represents the prime repair age of vehicles and is the target market for the Company's services. As a result of increased car sales in the mid-to-late 1990s, the five to nine year old segment should begin to increase in calendar 2000.

Gross profit for fiscal 2000 was $89.4 million or 40% of sales, as compared with $78.3 million or 40.5% of sales for fiscal 1999. The reduction in gross profit as a percentage of sales is primarily attributable to an increase in occupancy costs as a percent of sales reflecting the impact of fixed costs (such as rent and depreciation) against a decline in comparable store sales and soft new store sales. Additionally, labor costs increased over the prior year. During periods of slower sales when technicians may not be fully productive, they receive a minimum base-level wage which increases labor cost as a percent of sales.

Operating, selling, general and administrative expenses for fiscal 2000 increased by $2.8 million to $66.9 million and, as a percentage of sales, decreased by 3.2% as compared to fiscal 1999. The decline as a percentage of sales is due to several factors including increased cooperative advertising credits resulting from improved purchasing agreements with the Company's major parts suppliers, further reductions in corporate overhead and field supervision begun in fiscal 1999, and non-recurring Y2K costs in fiscal 1999.

Since the Company did not attain the minimum required percentage of targeted profit performance, employee bonus payments and profit sharing contributions were significantly reduced from previous, more profitable years.

Operating income in fiscal 2000 of $22.5 million, or 10.1% of sales, increased by $8.3 million over the fiscal 1999 level of $14.3 million due to the factors discussed above.

Interest expense, net of interest income, increased as a percent of sales from 2.9% in fiscal 1999 to 3.1% in fiscal 2000. The weighted average debt outstanding for the year ended March 31, 2000 was approximately $7.9 million greater than the amount outstanding for the year ended March 31, 1999. Additionally, the weighted average interest rate increased by approximately .8%.

Other expense, net, at .9% of sales for the year ended March 31, 2000 increased from .4% of sales for the year ended March 31, 1999. This increase was primarily due to amortization of goodwill from the Speedy acquisition and expenses related to Monro store closings.

The Company's effective tax rate was 39.8% and 40.3% of pre-tax income in fiscal 2000 and fiscal 1999, respectively.

Net income for fiscal 2000 increased by $3.5 million or 72.9% as compared to fiscal 1999, due to the factors discussed above.

FISCAL 1999 AS COMPARED TO FISCAL 1998

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

In fiscal 1999, the Company began taking proactive steps to reduce corporate overhead and field supervision. Additionally, at March 31, 1999, the Company was on target, and in some cases ahead of schedule, with regard to its planned reduction in store level costs at the Acquired Speedy stores from their previous operating levels. For example, the Company eliminated coffee service; cable TV service; lawn service (supplying lawn mowers to the stores instead); and cleaning service (which is now done by store personnel). Additionally, the Company's uniform contract was renegotiated, lowering costs chain-wide; supply purchases were reduced through better controls; and waste costs were reduced through recycling.

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

Net income for fiscal 1999 decreased by $5.1 million or 51.8% as compared to fiscal 1998, due to the factors discussed above.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources

The Company's primary capital requirements for fiscal 2000 were the funding of its new store expansion program and the upgrading of facilities and systems in existing stores, totaling $14.3 million, and net principal payments on long-term debt and capital leases of $14.8 million.

In both fiscal years 2000 and 1999, these capital requirements were primarily met by cash flow from operations and through the use of a Revolving Credit facility. In fiscal year 1999, the Company also completed sale/leaseback transactions totaling $8.0 million.

In December 1999, the Company's Board of Directors authorized a share repurchase plan for up to 300,000 of the Company's common shares. During fiscal 2000, the Company purchased approximately 100,000 shares at an aggregate price of $.8 million. In May 2000, the Board of Directors approved an increase of 120,000 shares, bringing the total authorization to 420,000 shares. Purchases of the shares are expected to be made from time-to-time, depending upon market conditions.

In fiscal 2001, the Company intends to open approximately five new stores. Total capital required to open a new store ranges, on average (based upon the last three fiscal years' openings - excluding the Acquired Speedy stores), from $271,000 to $906,000 depending on whether the store is leased, owned or land leased. Management believes that the Company has sufficient resources available (including cash and equivalents, cash flow from operations and bank financing) to expand its business as currently planned for the next several years.

Liquidity

Concurrent with the closing of the Speedy acquisition in September 1998, the Company obtained a new $135 million secured credit facility from a syndication of lenders led by The Chase Manhattan Bank. Approximately $55 million was borrowed under this facility to pay the all-cash purchase price, including transaction expenses of approximately $4 million. In addition, the Company refinanced approximately $35 million of indebtedness through the new credit facility, with the balance of the facility available for future working capital needs. More specifically, the new financing structure consists of a $25 million term loan (of which approximately $21 million was outstanding at March 31, 2000), a $75 million Revolving Credit facility (of which approximately $35 million was outstanding at March 31, 2000), and synthetic lease (off-balance sheet) financing for a significant portion of the Speedy real estate, totaling $35 million (of which approximately $34 million was outstanding at March 31, 2000). The loans bear interest at the prime rate or other LIBOR-based rate options tied to the Company's financial performance. The Company must also pay a facility fee on the unused portion of the commitment.

The credit facility has a five-year term. Interest only is payable monthly on the Revolving Credit and synthetic lease borrowings throughout the term. In addition to monthly interest payments, the $25 million term loan requires quarterly principal payments which began September 30, 1999.

The term loan and Revolving Credit facility are secured by all accounts receivable, inventory and other personal property. The Company has also entered into a negative pledge agreement not to encumber any real property, with certain permissible exceptions. The synthetic lease is secured by the real property to which it relates.

Within the aforementioned $75 million Revolving Credit facility, the Company has available a subfacility of $7 million for the purpose of issuing stand-by letters of credit. The line requires fees aggregating 1.875% annually of the face amount of each stand-by-letter of credit, payable quarterly in arrears. A total of $1.7 million of letters of credit were outstanding under this line at March 31, 2000.

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

Certain of the Company's long-term debt agreements require, among other things, the maintenance of specified interest and rent coverage ratios and minimum amounts of tangible net worth. They also contain restrictions on dividend payments. The Company is in compliance with these requirements at March 31, 2000. These agreements permit mortgages and specific financing lease arrangements with other parties with certain limitations.

As of March 31, 2000, the Company had cash and equivalents of $.5 million.

YEAR 2000

The Company has not experienced any significant problems related to the Year 2000-date rollover. In general, however, all problems related to the Year 2000-date rollover may not yet have become apparent. The Company will continue to monitor all related Year 2000 issues.

Total costs associated with the Year 2000 effort were approximately $600,000, the majority of which was expensed in fiscal 1999. The Company's Year 2000 costs have been funded out of cash flows from operating activities.

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


ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

The Company is exposed to market risk from potential changes in interest rates. The Company regularly evaluates these risks and has entered into five interest rate swap agreements, expiring from 2000 to 2003, with an aggregate notional amount of $50.1 million. The agreements limit the interest rate exposure on the Company's floating rate debt via the exchange of fixed and floating rate interest payments periodically over the life of the agreement without the exchange of the underlying principal amounts. Fixed rates under these agreements range from 5.21% to 7.15%.

At March 31, 2000 and 1999, approximately 1% and 3% respectively, of the Company's long-term debt, excluding capital leases, is at fixed interest rates and therefore, the fair value is affected by changes in market interest rates. Long-term debt, including current portion, had a carrying amount of $66.9 million and a fair value of $65.3 million as of March 31, 2000, as compared to a carrying amount of $80.8 million and a fair value of $74.0 million as of March 31, 1999. The Company's cash flow exposure on floating rate debt, which is not supported by interest rate swap agreements, would have resulted in interest expense fluctuating approximately $.5 million and $.6 million as of March 31, 2000 and 1999, respectively, given a 1% change in LIBOR.

The Company believes the amount of risk and the use of derivative financial instruments described above are not material to the Company's financial condition or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------


                                                                            PAGE

Report of Independent Accountants .........................................  19

Audited Financial Statements:
        Consolidated Balance Sheet at March 31, 2000 and 1999 .............  20

        Consolidated Statement of Income for the three years
             ended March 31, 2000 .........................................  21

        Consolidated Statement of Changes in Shareholders' Equity
             for the three years ended March 31, 2000 .....................  22

        Consolidated Statement of Cash Flows for the three years
             ended March 31, 2000 .........................................  23

        Notes to Consolidated Financial Statements ........................  24

Selected Quarterly Financial Information (Unaudited) ......................  41

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Shareholders of
Monro Muffler Brake, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Monro Muffler Brake, Inc. and its subsidiaries at March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICEWATERHOUSECOOPERS LLP
Rochester, New York
May 17, 2000

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                                                 MARCH 31,
                                                                 ---------
                                                             2000        1999
                                                             ----        ----
                                                          (DOLLARS IN THOUSANDS)

ASSETS
Current assets:
  Cash and equivalents, including interest-bearing
    accounts of $507 in 2000 and $5,599 in 1999           $     507   $   5,599
  Trade receivables                                             980       1,291
  Inventories                                                39,698      38,656
  Federal and state income taxes receivable                               1,090
  Deferred income tax asset                                   1,415       1,709
  Other current assets                                        5,025       5,002
                                                          ---------   ---------
       Total current assets                                  47,625      53,347
                                                          ---------   ---------

Property, plant and equipment                               202,779     194,808
  Less - Accumulated depreciation and amortization          (68,904)    (59,021)
                                                          ---------   ---------
         Net property, plant and equipment                  133,875     135,787
Other noncurrent assets                                      14,013      13,800
                                                          ---------   ---------
       Total assets                                       $ 195,513   $ 202,934
                                                          =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                       $   8,455   $   8,373
  Trade payables                                             11,608       9,745
  Federal and state income taxes payable                        718
  Accrued interest                                              288         268
  Accrued payroll, payroll taxes and other
    payroll benefits                                          3,962       5,269
  Accrued insurance                                           1,539       1,700
  Accrued restructuring costs                                 1,210       1,882
  Other current liabilities                                   8,182       7,942
                                                          ---------   ---------
       Total current liabilities                             35,962      35,179

Long-term debt                                               63,639      78,672
Other long-term liabilities                                     845         669
Accrued long-term restructuring costs                         2,487       5,100
Deferred income tax liability                                 3,805       2,363
                                                          ---------   ---------
       Total liabilities                                    106,738     121,983
                                                          ---------   ---------

Commitments
Shareholders' equity:
  Class C Convertible Preferred Stock, $1.50 par value,
    $.216 conversion value; 150,000 shares authorized;
    91,727 shares issued and outstanding                        138         138
  Common Stock, $.01 par value, 15,000,000 shares
    authorized; 8,321,701 shares issued                          83          83
  Treasury Stock, 100,100 shares at March 31, 2000,
    at cost                                                    (803)
  Additional paid-in capital                                 35,978      35,873
  Retained earnings                                          53,379      44,857
                                                          ---------   ---------
       Total shareholders' equity                            88,775      80,951
                                                          ---------   ---------
       Total liabilities and shareholders' equity         $ 195,513   $ 202,934
                                                          =========   =========


   The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
-------------------------------------------------------------------------------

                                                                                         YEAR ENDED MARCH 31,
                                                                                         --------------------
                                                                                   2000          1999         1998
                                                                                   ----          ----         ----
                                                                                    (DOLLARS IN THOUSANDS, EXCEPT
                                                                                           PER SHARE DATA)

Sales                                                                            $223,605      $193,458     $154,294
Cost of sales, including distribution and occupancy costs (a)                     134,169       115,117       87,510
                                                                                 --------      --------     --------
Gross profit                                                                       89,436        78,341       66,784
Operating, selling, general and administrative expenses                            66,889        64,062       46,120
                                                                                 --------      --------     --------
Operating income                                                                   22,547        14,279       20,664
Interest expense, net of interest income of $56 in 2000, $32 in 1999
    and $89 in 1998 (a)                                                             6,831         5,600        3,829
Other expense, net                                                                  2,091           730          331
                                                                                 --------      --------     --------
Income before provision for income taxes                                           13,625         7,949       16,504
Provision for income taxes                                                          5,418         3,203        6,650
                                                                                 --------      --------     --------
Net income                                                                       $  8,207      $  4,746     $  9,854
                                                                                 ========      ========     ========
Earnings per share:
       Basic                                                                     $    .99      $    .57     $   1.19
                                                                                 ========      ========     ========
       Diluted                                                                   $    .92      $    .53     $   1.09
                                                                                 ========      ========     ========

Weighted average number of shares of Common Stock and Common Stock equivalents used in computing earnings per share:

       Basic                                                                        8,305         8,317        8,256
                                                                                 ========      ========     ========
       Diluted                                                                      8,964         8,997        9,016
                                                                                 ========      ========     ========


(a) Costs and expenses include charges for payments under operating and capital leases with affiliated parties totaling $1,713, $1,783 and $1,786 for the years ended March 31, 2000, 1999 and 1998, respectively.


   The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------

                                                    CLASS C
                                                  CONVERTIBLE                                  ADDITIONAL
                                                   PREFERRED      COMMON        TREASURY        PAID-IN       RETAINED
                                                     STOCK        STOCK          STOCK          CAPITAL       EARNINGS      TOTAL
                                                     -----        -----          -----          -------       --------      -----
                                                                                (DOLLARS IN THOUSANDS)

Balance at March 31, 1997                           $   138       $    75                      $ 22,190       $ 44,222     $66,625

Net income                                                                                                       9,854       9,854

Exercise of stock options                                                                            79                         79

Stock dividend                                                          4                         7,015         (7,019)
                                                    -------       -------                      --------       --------     -------
Balance at March 31, 1998                               138            79                        29,284         47,057      76,558

Net income                                                                                                       4,746       4,746

Other comprehensive income (1):
  Minimum pension liability adjustment                                                                            (317)       (317)

Exercise of stock options                                                                           462                        462

Stock dividend                                                          4                         6,624         (6,629)         (1)

Note receivable from shareholder                                                                   (497)                      (497)
                                                    -------       -------                      --------       --------     -------
Balance at March 31, 1999                               138            83                        35,873         44,857      80,951

Net income                                                                                                       8,207       8,207

Other comprehensive income (1):
  Minimum pension liability adjustment                                                                             315         315

Note receivable from shareholder                                                                    105                        105

Purchase of treasury shares                                                    $    (803)                                     (803)
                                                    -------       -------       --------       --------       --------     -------
Balance at March 31, 2000                           $   138       $    83       $   (803)      $ 35,978        $53,379     $88,775
                                                    =======       =======       ========       ========       ========     =======


(1) Components of comprehensive income are reported net of related taxes of $210.


   The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                             YEAR ENDED MARCH 31,
                                                                                             --------------------
                                                                                   2000              1999               1998
                                                                                   ----              ----               ----
                                                                                           (DOLLARS IN THOUSANDS)
                                                                                         INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
  Net income                                                                    $   8,207          $   4,746          $  9,854
                                                                                ---------          ---------          --------
  Adjustments to reconcile net income to net cash provided
    by operating activities -
    Depreciation and amortization                                                  13,058             11,751             9,259
    Net change in deferred income taxes                                             1,736                708               186
    Loss (gain) on disposal of property, plant and equipment                           59               (191)               42
    Decrease (increase) in trade receivables                                          311               (450)              287
    Increase in inventories                                                        (1,042)            (4,385)           (7,482)
    Decrease (increase) in other current assets                                        35              1,101              (217)
    Increase (decrease) in other noncurrent assets                                    104             (1,780)             (441)
    Increase (decrease) in trade payables                                           1,863             (2,892)            2,905
    (Decrease) increase in accrued expenses                                        (1,952)             1,134              (524)
    Increase (decrease) in income taxes payable                                     1,808             (1,090)              298
    (Decrease) increase in other long-term liabilities                             (1,606)                (1)               17
                                                                                ---------          ---------          --------
      Total adjustments                                                            14,374              3,905             4,330
                                                                                ---------          ---------          --------
      Net cash provided by operating activities                                    22,581              8,651            14,184
                                                                                ---------          ---------          --------

Cash flows from investing activities:
  Capital expenditures                                                            (14,265)           (23,310)          (25,391)
    Proceeds from the sale of property, plant and equipment                         2,235              8,114            10,552
    Payment for purchase of Speedy stores                                                            (20,632)
                                                                                ---------          ---------          --------
      Net cash used for investing activities                                      (12,030)           (35,828)          (14,839)
                                                                                ---------          ---------          --------

Cash flows from financing activities:
  Exercise of stock options                                                                              462                79
  Proceeds from borrowings                                                        121,067            147,155            60,099
  Principal payments on long-term debt and capital
    lease obligations                                                            (135,907)          (119,659)          (60,646)
  Purchase of common stock                                                           (803)
  Loan to shareholder                                                                                   (497)
                                                                                ---------          ---------          --------
      Net cash (used for) provided by financing activities                        (15,643)            27,461              (468)

(Decrease) increase in cash                                                        (5,092)               284            (1,123)
Cash at beginning of year                                                           5,599              5,315             6,438
                                                                                ---------          ---------          --------
Cash at end of year                                                             $     507          $   5,599          $  5,315
                                                                                =========          =========          ========


   The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

BACKGROUND

Monro Muffler Brake, Inc. and its wholly owned subsidiaries, Monro Service Corporation and Monro Leasing, LLC (the "Company"), had 512 Company-operated and 19 dealer-operated automotive repair centers located primarily in the northeast region of the United States as of March 31, 2000.

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

Substantially all merchandise inventories are valued under the last-in, first-out (LIFO) method. Under the first-in, first-out (FIFO) method, these inventories would have been $124,000, $170,000 and $426,000 higher at March 31, 2000, 1999 and 1998, respectively. The FIFO value of inventory approximates the current replacement cost.

PROPERTY, PLANT AND EQUIPMENT

All property, plant and equipment are stated at cost. Depreciation of property, plant and equipment is provided on the straight-line basis. Buildings and improvements are depreciated over lives varying from 10 to 39 years; machinery, fixtures and equipment over lives varying from 5 to 15 years; and vehicles over lives varying from 5 to 8 years.

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

Direct response advertising consists primarily of coupons for the Company's services. The capitalized costs of this advertising are amortized over the period of the coupon's validity, which ranges from six weeks to one year.

Prepaid advertising at March 31, 2000 and 1999 and advertising expense for the years ended March 31, 2000, 1999 and 1998 were not material to these financial statements.

STORE OPENING AND CLOSING COSTS

New store opening costs are charged to expense in the fiscal year when incurred. When the Company closes a store, the estimated unrecoverable costs, including the remaining lease obligation, are charged to expense.

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

EARNINGS PER SHARE

In fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. All share and per share amounts have also been restated to reflect the five percent stock dividends paid in June 1998 and August 1997 (Note 8).

TREASURY STOCK

In November 1999, the Board of Directors approved a share repurchase program initially authorizing the Company to purchase up to 300,000 shares of its common stock at market prices. In May 2000, the Board of Directors approved an increase of 120,000 shares, bringing the total authorization to 420,000 shares. The amount and timing of any purchase will depend upon a number of factors, including the price and availability of the Company's shares and general market conditions. The Company's purchases of common stock are recorded as "Treasury Stock" and result in a reduction of "Shareholders' equity".

STOCK-BASED COMPENSATION

The Company measures stock-based compensation cost as the excess of the quoted market price of the Company's common stock at the grant date over the amount the employee must pay for the stock. The Company's policy generally is to grant stock options at fair market value at the date of grant.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

Approximately $51 million was initially borrowed under a new $135 million secured credit facility to pay the all-cash purchase price, with additional amounts borrowed under the facility for the closing of underperforming or redundant Speedy stores, capital expenditures at remaining Speedy stores and transaction expenses (Note 5).

In connection with the acquisition, the Company recorded a reserve for accrued restructuring costs of approximately $7.8 million. This reserve relates to costs associated with the closing of 41 duplicative or poorly performing Speedy stores, and includes charges for rent and real estate taxes (net of anticipated sublease income), the write down of assets to their fair market value, and net losses experienced by these stores through their closure date.

The excess of the aggregate purchase price over the fair value of net assets acquired of approximately $9.4 million is being amortized on a straight-line basis over 20 years.

The following unaudited pro forma consolidated results of operations for the years ended March 31, 1999 and 1998 assume the Speedy acquisition occurred as of April 1, 1997 (in thousands, except per share data):

                                         1999            1998

           Net sales                   $228,500        $226,300
           Net earnings                $  2,100        $  2,700
           Earnings per share
             Basic                     $    .25        $    .33
             Diluted                   $    .23        $    .30


These amounts included Speedy's actual results in fiscal 1998 and for the first five and a half months in fiscal 1999 prior to the acquisition, and the actual results for the six and a half months in fiscal 1999 after the acquisition. The amounts are based upon certain assumptions and estimates, and do not reflect any benefit from economies which have been achieved from combined operations. The unaudited pro forma results do not necessarily represent results which would have occurred had the acquisition been consummated at the beginning of fiscal 1998 or 1999, nor are they indicative of the results of future combined operations under the ownership and management of the Company.

An investment banking firm associated with a principal shareholder/director of the Company served as consultant to the Company in connection with the acquisition and related financing (Note 11).

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

The major classifications of property, plant and equipment are as follows:

                                                      MARCH 31, 2000                            MARCH 31, 1999
                                                      --------------                            --------------
                                            OWNED         LEASED        TOTAL         OWNED         LEASED         TOTAL
                                            -----         ------        -----         -----         ------         -----
                                                                      (DOLLARS IN THOUSANDS)

Land                                       $ 26,268                    $ 26,268      $ 25,034                    $ 25,034
Buildings and improvements                   88,820      $  7,084        95,904        85,891      $  7,422        93,313
Equipment, signage and fixtures              67,065                      67,065        61,485            82        61,567
Vehicles                                     10,307         1,299        11,606        10,917         1,214        12,131
Construction-in-progress                      1,936                       1,936         2,763                       2,763
                                           --------      --------      --------      --------      --------      --------
                                            194,396         8,383       202,779       186,090         8,718       194,808
  Less - Accumulated depreciation
    and amortization                         63,808         5,096        68,904        54,251         4,770        59,021
                                           --------      --------      --------      --------      --------      --------
                                           $130,588      $  3,287      $133,875      $131,839      $  3,948      $135,787
                                           ========      ========      ========      ========      ========      ========


Interest costs capitalized aggregated $292,000 in 2000 and $276,000 in 1999.

Amortization expense recorded under capital leases totaled $552,000, $470,000 and $434,000 for the years ended March 31, 2000, 1999 and 1998, respectively.


NOTE 4 - OTHER NONCURRENT ASSETS

Other noncurrent assets consist of the following:

                                                          MARCH 31,
                                                          ---------
                                                      2000        1999
                                                      ----        ----
                                                   (DOLLARS IN THOUSANDS)

Deferred debt issuance costs                        $ 1,847     $ 2,279
Barter trade credits                                  1,507
Non-compete agreements                                  283         381
Investment in limited partnership                       310         323
Goodwill                                              9,724      10,477
Other                                                   342         340
                                                    -------     -------
                                                    $14,013     $13,800
                                                    =======     =======


Accumulated amortization associated with noncurrent assets at March 31, 2000 and 1999 amounted to $2,486,000 and $2,355,000, respectively. Amortization expense totaled $795,000, $510,000 and $292,000 for the years ended March 31, 2000, 1999 and 1998, respectively.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 5 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                                    MARCH 31,
                                                                                                    ---------
                                                                                              2000             1999
                                                                                              ----             ----
                                                                                             (DOLLARS IN THOUSANDS)

  Revolving Credit Facility                                                                 $35,350          $41,675
  Term loan financing, LIBOR-based,
      due in installments through fiscal year 2004 (a)                                       21,250           25,000
  10.65% Senior Notes, due in installments through fiscal year 2000                                            1,833
  Mortgage Notes Payable, LIBOR plus 1.0%, secured by store properties, due
     in installments through 2003 (a)                                                         6,740            8,457
  Mortgage Note Payable, LIBOR plus .8%, secured by warehouse and
     office building, due in installments through 2006 (a)                                    2,310            2,458
  Term loan financing, LIBOR plus .8%, secured by warehouse and
     office building, due in installments through 2004 (a)                                      332              425
  Mortgage Note Payable, non-interest bearing, secured by warehouse and office
     land, due in one installment in 2015                                                       660              660
  Other mortgages and notes, 7.75% to 8.0%, partially secured by store
     properties and equipment, due in installments through 2008                                 272              328
  Obligations under capital leases, 6.0% to 16.8%, secured by store properties and
     certain equipment, due in installments through 2014                                      5,180            6,209
                                                                                            -------          -------
                                                                                             72,094           87,045
          Less - Current portion                                                              8,455            8,373
                                                                                            -------          -------
                                                                                            $63,639          $78,672
                                                                                            =======          =======


(a) The prime rate at March 31, 2000 was 9.00%. The London Interbank Offered Rate (LIBOR) at March 31, 2000 was 6.28%.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Concurrent with the closing of the Speedy acquisition in September 1998, the Company obtained a new $135 million secured credit facility from a syndication of lenders led by The Chase Manhattan Bank. Approximately $55 million was borrowed under this facility to pay the all-cash purchase price, including transaction expenses of approximately $4 million. In addition, the Company refinanced approximately $35 million of indebtedness through the new credit facility, with the balance of the facility available for future working capital needs. More specifically, the new financing structure consists of a $25 million term loan (of which approximately $21 million was outstanding at March 31, 2000), a $75 million Revolving Credit facility (of which approximately $35 million was outstanding at March 31, 2000), and synthetic lease (off-balance sheet) financing for a significant portion of the Speedy real estate, totaling $35 million (of which approximately $34 million was outstanding at March 31, 2000). The loans bear interest at the prime rate or other LIBOR-based rate options tied to the Company's financial performance. The Company must also pay a facility fee on the unused portion of the commitment.

The credit facility has a five-year term. Interest only is payable monthly on the Revolving Credit and synthetic lease borrowings throughout the term. In addition to monthly interest payments, the $25 million term loan requires quarterly principal payments which began September 30, 1999.

The term loan and Revolving Credit facility are secured by all accounts receivable, inventory and other personal property. The Company has also entered into a negative pledge agreement not to encumber any real property, with certain permissible exceptions. The synthetic lease is secured by the real property to which it relates.

Within the aforementioned $75 million Revolving Credit facility, the Company has available a subfacility of $7 million for the purpose of issuing stand-by letters of credit. The line requires fees aggregating 1.875% annually of the face amount of each stand-by-letter of credit, payable quarterly in arrears. A total of $1.7 million of letters of credit were outstanding under this line at March 31, 2000.

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

Certain of the Company's long-term debt agreements require, among other things, the maintenance of specified interest and rent coverage ratios and amounts of tangible net worth. They also contain restrictions on dividend payments. The Company is in compliance with these requirements at March 31, 2000. These agreements permit mortgages and specific financing lease arrangements with other parties with certain limitations.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Aggregate debt maturities over the next five years and thereafter are as follows:

                                 CAPITAL LEASES
                                 --------------
                           AGGREGATE      IMPUTED      ALL OTHER
 YEAR ENDED MARCH 31,       AMOUNT        INTEREST        DEBT          TOTAL
 --------------------       ------        --------        ----          -----
                                            (DOLLARS IN THOUSANDS)

      2001                  $1,329          $(732)        $7,858       $ 8,455
      2002                   1,300           (651)         9,772        10,421
      2003                   1,044           (576)        10,361        10,829
      2004                     941           (533)        36,479        36,887
      2005                     903           (483)           164           584
      Thereafter             4,162         (1,524)         2,280         4,918
                                                                       -------
           Total                                                       $72,094
                                                                       =======


The interest amounts and balloon payment due under the synthetic lease financing are treated as operating rent commitments, and are excluded from this table of aggregate debt maturities (Note 9).


NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments consisted of the following:

                                            MARCH 31, 2000     MARCH 31, 1999
                                            --------------     --------------
                                           CARRYING  FAIR     CARRYING  FAIR
                                            AMOUNT   VALUE     AMOUNT   VALUE
                                            ------   -----     ------   -----
                                                 (DOLLARS IN THOUSANDS)

Long-term debt, including current portion  $66,914   $65,332  $80,836   $74,015


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

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 7 - INCOME TAXES

The components of the provision for income taxes are as follows:

                                                YEAR ENDED MARCH 31,
                                                --------------------
                                          2000          1999          1998
                                          ----          ----          ----
                                              (DOLLARS IN THOUSANDS)

Currently payable -
     Federal                             $2,920        $2,075        $5,435
     State                                  762           630         1,029
                                         ------        ------        ------
                                          3,682         2,705         6,464
                                         ------        ------        ------
Deferred -
     Federal                              1,392           423           154
     State                                  344            75            32
                                         ------        ------        ------
                                          1,736           498           186
                                         ------        ------        ------
          Total                          $5,418        $3,203        $6,650
                                         ======        ======        ======


Deferred tax (liabilities) assets consisted of the following:

                                                    YEAR ENDED MARCH 31,
                                                    --------------------
                                                2000       1999       1998
                                                ----       ----       ----
                                                  (DOLLARS IN THOUSANDS)

  Property and equipment basis differences    $(2,858)   $(2,591)   $(2,232)
  Prepaid expenses                               (371)      (417)      (486)
  Partnership investment                         (316)      (389)      (302)
  Goodwill                                       (793)
  Other                                          (331)      (242)      (373)
                                              -------    -------    -------
Gross deferred tax liabilities                 (4,669)    (3,639)    (3,393)
                                              -------    -------    -------
  Capital leases                                  165        548        780
  Insurance accruals                              715        748        959
  Vacation accrual                                306        330        210
  Warranty and other reserves                     795        790        864
  Goodwill                                                    42         79
  Other                                           298        527        345
                                              -------    -------    -------
Gross deferred tax assets                       2,279      2,985      3,237
                                              -------    -------    -------
Net deferred tax liability                    $(2,390)   $  (654)   $  (156)
                                              =======    =======    =======

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

A reconciliation between the U. S. Federal statutory tax rate and the effective tax rate reflected in the accompanying financial statements is as follows:

                                                                         YEAR ENDED MARCH 31,
                                                                         --------------------
                                                    2000                         1999                       1998
                                                    ----                         ----                       ----
                                           AMOUNT         PERCENT        AMOUNT        PERCENT       AMOUNT       PERCENT
                                           ------         -------        ------        -------       ------       -------
                                                                       (DOLLARS IN THOUSANDS)

Federal income tax based on
   statutory tax rate applied to
   income before taxes                     $4,669           34.3         $2,703         34.0         $5,722         34.7
State income tax, net of
   Federal income tax benefit                 671            4.9            465          5.9            693          4.2
Other                                          78             .6             35           .4            235          1.4
                                           ------           ----         ------         ----         ------         ----
                                           $5,418           39.8         $3,203         40.3         $6,650         40.3
                                           ======           ====         ======         ====         ======         ====


NOTE 8 - CONVERTIBLE PREFERRED STOCK AND COMMON STOCK

A summary of the changes in the number of shares of Class C preferred stock and common stock is as follows:

                                                   CLASS C
                                     COMMON      CONVERTIBLE
                                     STOCK        PREFERRED      TREASURY
                                     SHARES      STOCK SHARES     STOCK
                                     ISSUED         ISSUED        SHARES
                                     ------         ------        ------

Balance at March 31, 1997          7,470,326       91,727
Stock options exercised               33,151
Stock dividend                       373,424
                                   ---------       ------
Balance at March 31, 1998          7,876,901       91,727
Stock options exercised               51,030
Stock dividend                       393,770
                                   ---------       ------
Balance at March 31, 1999          8,321,701       91,727
Purchase of treasury shares                                       100,100
                                   ---------       ------         -------
Balance at March 31, 2000          8,321,701       91,727         100,100
                                   =========       ======         =======


On May 13, 1998, the Board of Directors declared a five percent stock dividend on the Company's common stock, paid June 18, 1998, to shareholders of record as of June 8, 1998. The Company also paid a five percent stock dividend on August 4, 1997, to shareholders of record as of June 20, 1997. All share and per share information included in the accompanying financial statements and notes have been adjusted to give retroactive effect to these dividends.

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

In November 1998, the Board of Directors authorized the 1998 Incentive Stock Option Plan, reserving 750,000 shares of common stock for issuance to officers and key employees. The Plan was approved by shareholders in August 1999.

Generally, options vest within the first five years of their term, and have a duration of ten years. Outstanding options are exercisable for various periods through March 2010.

A summary of changes in outstanding stock options (as retroactively adjusted for the five percent stock dividends) is as follows:

                                      WEIGHTED AVERAGE                                  AVAILABLE
                                       EXERCISE PRICE    OUTSTANDING     EXERCISABLE    FOR GRANT
                                       --------------    -----------     -----------    ---------

At March 31, 1997                         $ 11.50          540,090        192,446         42,128

Authorized                                                                               210,000
Granted                                   $ 13.50          130,384                      (130,384)
Became exercisable                                                         53,657
Exercised                                 $  2.30          (34,809)       (34,809)
Canceled                                  $ 13.56         (216,797)        (9,393)       216,797
Rounding for stock dividend                                      5
                                                          --------       --------       --------
At March 31, 1998                         $ 11.81          418,873        201,901        338,541

Authorized                                                                               750,000
Granted                                   $  9.01          547,888                      (547,888)
Became exercisable                                                         66,464
Exercised                                 $  9.06          (51,030)       (51,030)
Canceled                                  $ 12.38           (9,136)        (4,018)         9,136
Rounding for stock dividend                                    (18)            (3)
                                                          --------       --------       --------
At March 31, 1999                         $ 10.26          906,577        213,314        549,789

Granted                                   $  8.11           30,000                       (30,000)
Became exercisable                                                        161,069
Canceled                                  $ 13.79          (96,452)       (31,434)        96,452
                                                          --------       --------       --------
At March 31, 2000                         $  9.78          840,125        342,949        616,241
                                                          ========       ========       ========

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


The following table summarizes information about fixed stock options outstanding at March 31, 2000:

                                   OPTIONS OUTSTANDING                                         OPTIONS EXERCISABLE
                                   -------------------                                         -------------------

                                                   WEIGHTED      WEIGHTED                                    WEIGHTED
                                                   AVERAGE        AVERAGE                                     AVERAGE
       RANGE OF                 SHARES            REMAINING      EXERCISE                    SHARES          EXERCISE
   EXERCISE PRICES           UNDER OPTION            LIFE          PRICE                  UNDER OPTION         PRICE
   ---------------           ------------            ----          -----                  ------------         -----


   $ 1.00 - $10.00             540,477               7.98         $ 7.60                     130,504          $ 6.67
   $10.01 - $15.00             236,385               5.78         $13.10                     194,699          $11.94
   $15.01 - $19.75              63,263               6.30         $16.00                      17,746          $16.17



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

In May 1997 and May 1999, the Board of Directors authorized an additional 68,250 and 65,000 shares, respectively (as retroactively adjusted for the five percent stock dividends) for issuance under the Plan. These amounts were approved by shareholders in August 1997 and August 1999, respectively.


A summary of changes in these stock options is as follows:

                                     OPTION PRICE                                                                      AVAILABLE
                                       PER SHARE                  OUTSTANDING                  EXERCISABLE             FOR GRANT
                                       ---------                  -----------                  -----------             ---------

AT MARCH 31, 1997                    $12.74 - $17.01                    63,813                      63,813                  3,039

Authorized                                                                                                                 68,250
Granted                                       $16.08                    21,271                      21,271                (21,271)
                                                                    -----------                  ----------            ------------
AT MARCH 31, 1998                    $12.74 - $17.01                    85,084                      85,084                 50,018

Granted                                       $12.63                    21,273                      21,273                (21,273)
                                                                    -----------                  ----------            -----------
AT MARCH 31, 1999                    $12.63 - $17.01                   106,357                     106,357                 28,745

Authorized                                                                                                                 65,000
Granted                                        $7.50                    21,273                      21,273                (21,273)
                                                                    -----------                  ----------            -----------
AT MARCH 31, 2000                     $7.50 - $17.01                   127,630                     127,630                 72,472
                                                                    ===========                  ==========            ===========


As permitted under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", the Company measures stock-based compensation cost as the excess of the quoted market price of the Company's common stock at the grant date over the amount the employee must pay for the stock. However, SFAS 123 requires

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

disclosure of pro forma net income and pro forma net income per share as if the fair value-based method had been applied in measuring compensation cost for the stock-based awards granted subsequent to fiscal year 1995. Management believes that 2000, 1999 and 1998 pro forma amounts are not representative of the effects of stock-based awards on future pro forma net income and pro forma earnings per share because those pro forma amounts exclude the pro forma compensation expense related to unvested stock options granted before fiscal 1996.

Reported and pro forma net income and earnings per share amounts are set forth below:

                                             YEAR ENDED MARCH 31,
                                             --------------------
                                       2000           1999           1998
                                       ----           ----           ----
                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Net income

  As reported                          $8,207         $4,746         $9,854
  Pro forma                             7,518          3,978          9,602

Earnings per share - diluted
  As reported                           $ .92          $ .53         $ 1.09
  Pro forma                             $ .84          $ .44         $ 1.06

The weighted average fair value per option at the date of grant for options granted during fiscal 2000, 1999 and 1998 was $4.30, $4.40 and $6.70, respectively.

The fair values of the options granted were estimated on the date of their grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

                                                 YEAR ENDED MARCH 31,
                                                 --------------------

                                          2000            1999            1998
                                          ----            ----            ----

Risk free interest rate                   6.29%           4.83%           5.85%
Expected life                           9 years         9 years         9 years
Expected volatility                       30.0%           30.5%           25.0%
Expected dividend yield                      0%              0%              0%


Forfeitures are recognized as they occur.

NOTE 9 - OPERATING LEASES AND OTHER COMMITMENTS

The Company leases retail facilities and store equipment under noncancellable lease agreements which expire at various dates through fiscal year 2017. In addition to stated minimum payments, certain real estate leases have provisions for contingent rentals when retail sales exceed specified levels. Generally, the leases provide for renewal for various periods at stipulated rates. Most of the facilities' leases require payment of property taxes, insurance and maintenance costs in addition to rental payments, and several provide an option to purchase the property at the end of the lease term.

In recent years, the Company has entered into agreements for the sale/leaseback of certain stores, and into agreements for the sale/leaseback of store equipment. The Company has lease renewal options under the real estate agreements at projected future fair market values, and has both purchase and renewal options under the equipment lease agreements.

At March 31, 1999, real estate with net book values totaling $5.1 million, and equipment with net book values totaling $2.7 million, were removed from the balance sheet. Realized gains of $.3 million for the fiscal 1999 sale/leasebacks have been deferred and are being credited to income as rent expense adjustments over the lease terms.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Future minimum payments required under noncancellable leases are as follows:

                                                                              LESS
                                                                            -SUBLEASE
YEAR ENDED MARCH 31,             SYNTHETIC LEASE           OTHER              INCOME         TOTAL
--------------------             ---------------           -----              ------         -----
                                                     (DOLLARS IN THOUSANDS)

2001                                   $2,293               $14,304           $ (631)           $15,966
2002                                    2,293                13,156             (551)            14,898
2003                                    2,294                11,834             (447)            13,681
2004                                   28,440                 9,873             (371)            37,942
2005                                                          8,164             (310)             7,854
Thereafter                                                   29,985             (556)            29,429
                                    ----------          ------------       -----------       -----------
Total                                 $35,320               $87,316          $(2,866)          $119,770
                                    ==========          ============       ===========       ===========


Rent expense under operating leases, net of sublease income, totaled $16,406,000, $13,019,000 and $7,944,000 in 2000, 1999 and 1998, respectively, including contingent rentals of $428,000, $508,000 and $589,000 in each respective year. Sublease income totaled $704,000, $440,000 and $222,000, respectively, in 2000, 1999 and 1998.

Future minimum lease commitments include amounts payable under the synthetic lease agreement structured to finance most of the real estate in the Speedy acquisition (Notes 2 and 5). Should the Company or the lessor choose not to renew the lease at the end of its initial five year term, the Company may buy all of the properties (including closed stores) for their original acquisition cost of $32.9 million. Alternatively, the properties will be sold, and the Company has guaranteed a residual value of 81.5% of the acquisition cost. Of the $28.4 million commitment for fiscal year 2004, approximately $26.8 million represents the minimum principal amount (i.e. the guaranteed residual) due on September 15, 2003, should the synthetic lease not be renewed. Renewal options provide for one five year renewal term and 30 additional renewal terms of one year each.

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

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10 - EMPLOYEE  RETIREMENT AND PROFIT SHARING PLANS

The Company has a noncontributory defined benefit plan that is available to certain full-time employees who were employed with the Company prior to April 2, 1998. The Company's Board of Directors approved a plan whereby the benefits of the defined benefit plan would be frozen and the plan would be closed to new participants as of that date. Prior to this amendment, coverage under the plan began after completing one year of service and attainment of age 21. Benefits are based primarily on years of service and employees' pay near retirement. The Company's funding policy is consistent with the funding requirements of Federal law and regulations. Plan assets are invested in fixed income funds.

The funded status of the plan at March 31 is set forth below:


                                                           YEAR ENDED MARCH 31,
                                                          ---------------------
                                                            2000         1999
                                                            ----         ----
                                                          (DOLLARS IN THOUSANDS)

CHANGE IN PLAN ASSETS:

Fair value of plan assets at beginning of year            $ 4,755       $ 4,381
Actual return on plan assets                                   25           164
Employer contribution                                         785           441
Benefits paid                                                (276)         (231)
                                                          -------       -------
Fair value of plan assets at end of year                    5,289         4,755
                                                          -------       -------

CHANGE IN BENEFIT OBLIGATION:

Benefit obligation at beginning of year                     5,936         5,314
Service cost                                                  280           474
Interest cost                                                 415           379
Impact of amendments                                         (560)
Actuarial gain                                               (656)
Benefits paid                                                (276)         (231)
                                                          -------       -------
Benefit obligation at end of year                           5,139         5,936
                                                          -------       -------


Funded status of plan                                         150        (1,181)
Unrecognized net loss                                         420         1,309
Unrecognized prior service cost                                              17
Unrecognized net transition asset                             (58)          (87)
                                                          -------       -------
Pension asset at March 31                                 $   512       $    58
                                                          =======       =======

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Pension cost included the following components:

                                                         YEAR ENDED MARCH 31,
                                                         --------------------

                                                     2000       1999       1998*
                                                     ----       ----       -----
                                                        (DOLLARS IN THOUSANDS)

Service cost - benefits earned during the period     $ 280      $ 474      $ 373
Interest cost on projected benefit obligation          415        379        316
Expected return on plan assets                        (395)      (365)      (297)
Amortization of net transition asset                   (29)       (29)       (29)
Amortization of prior service cost                       3          3          3
Recognized actuarial loss                               42         72         17
Curtailment                                             16
                                                     -----      -----      -----
Net pension cost                                     $ 332      $ 534      $ 383
                                                     =====      =====      =====

* Certain amounts have been restated to reflect the final actuarial report.

The projected benefit obligation at March 31, 2000 and 1999 assumed discount rates of 8.00% and 7.25%, respectively. Increase in future compensation levels was assumed to be 4% in 2000 and 1999. The assumed long-term rate of return on plan assets at March 31, 2000 and 1999 was 8%.

The unrecognized transition asset is being amortized over 15 years beginning April 1, 1988. The unrecognized prior service cost is being amortized over 15 years beginning April 1, 1990.

The Company also has a profit sharing plan which covers full-time employees who meet the age and service requirements of the plan. The annual contribution to the plan is at the discretion of the Compensation and Benefits Committee of the Board of Directors and, before annual forfeitures which reduce the annual contribution, totaled $80,000, $100,000 and $398,000 for the years ended March 31, 2000, 1999 and 1998, respectively. During fiscal 2000, the Company amended the profit sharing plan to add a 401(k) salary deferral option. The first employee deferral occurred in March 2000. The Company makes matching contributions consistent with the provisions of the plan. The Company's matching contribution for fiscal 2000 amounted to approximately $41,000.

The Company's management bonus plan provides for the payment of annual cash bonus awards to participating employees, as selected by the Board of Directors, based primarily on the Company's attaining pre-tax income targets established by the Board of Directors. Charges to expense applicable to the management bonus plan totaled $207,000, $127,000, and $210,000 for the years ended March 31, 2000, 1999 and 1998, respectively. However, in fiscal 1998, the Company's Chief Financial Officer was awarded a $25,000 bonus in connection with her performance in the negotiation of the Speedy acquisition. In addition, in August 1998, during the search for a permanent Chief Executive Officer, the Company's Board of Directors voted to award a $100,000 retention bonus to its Executive Vice President of Store Operations. The bonus was paid in April 1999. The Company also paid a $150,000 signing bonus to its new Chief Executive Officer in January 1999 upon his joining the Company. Because the Company did not attain a minimum required percentage of targeted profit performance in fiscal 1998, 1999 and 2000, expense for those years does not include any bonus amounts related to profit performance for executive officers.

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

Certain (a) principal shareholders/directors of the Company, (b) partnerships in which such persons have interests or (c) trusts of which members of their families are beneficiaries are lessors of certain facilities to the Company. Payments under such operating and capital leases amounted to $1,713,000, $1,783,000 and $1,786,000 for the years ended March 31, 2000, 1999 and 1998, respectively. Amounts payable under these lease agreements totaled $53,000 and $62,000, respectively, at March 31, 2000 and 1999.

No related party leases, other than renewals or modifications of leases on existing stores, have been entered into since May 1989, and no new leases are contemplated.

Effective July 1991, the Company entered into a management agreement with an investment banking firm associated with a principal shareholder/director of the Company to provide financial advice. The agreement provides for an annual fee of $160,000, plus reimbursement of out-of-pocket expenses. During fiscal 2000, 1999 and 1998, the Company incurred fees of $160,000 annually under this agreement. In addition, this investment banking firm, from time to time, provides additional investment banking services to the Company for customary fees. This firm provided financial advisory services to the Company in connection with the acquisition of and financing for Speedy Muffler King Inc., for fees of approximately $1 million in fiscal 1999 (Note 2).

Approximately half of all payments made to the investment banking firm are paid to another principal shareholder/director of the Company.

NOTE 12 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following transactions represent noncash investing and financing activities during the periods indicated:

YEAR ENDED MARCH 31, 2000

Capital lease obligations of $85,000 were incurred under various lease agreements.

In connection with the termination of a capital lease, the Company reduced debt and fixed assets by $196,000.

In connection with the sale of assets, the Company reduced fixed assets by $1,382,000 and accrued long-term restructuring costs by $329,000, and increased other current assets and other non-current assets by $58,000 and $995,000, respectively.

YEAR ENDED MARCH 31, 1999

In connection with the acquisition of Speedy stores (Note 2), liabilities were assumed as follows:

                                                  (DOLLARS IN THOUSANDS)
              Fair value of assets acquired               $31,985
              Cash paid                                    20,632
                                                         --------
                       Liabilities assumed                $11,353
                                                         ========

These amounts do not include real property assets financed under the synthetic lease arrangement. These assets were purchased at their fair market value of $34.8 million in September 1998 by a third party lessor on behalf of the Company (Note 5).

Capital lease obligations of $1,179,000 were incurred under various lease agreements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

                                         YEAR ENDED MARCH 31,
                                         --------------------
                                     2000         1999         1998
                                     ----         ----         ----
                                         (DOLLARS IN THOUSANDS)

Cash paid during the year:
   Interest, net                     $6,728        $5,602      $4,247
   Income taxes, net                 $2,084        $3,589      $6,166


NOTE 13 - LITIGATION

The Company and its subsidiaries are involved in legal proceedings, claims and litigation arising in the ordinary course of business. In management's opinion, the outcome of such current legal proceedings is not expected to have a material effect on future operating results or on the Company's consolidated financial position.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
--------------------------------------------------------------------------------


The following table sets forth income statement data by quarter for the fiscal years ended March 31, 2000 and 1999.

                                                                QUARTER ENDED
                                                                -------------
                                              JUNE 30,    SEPT. 30,      DEC. 31,     MARCH 31,
                                                1999         1999          1999          2000
                                              --------     --------      --------      --------
                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Sales                                         $ 60,979     $ 60,513     $ 52,077      $ 50,036
Cost of sales                                   35,391       35,356       32,145        31,277
                                              --------     --------      --------      --------
Gross profit                                    25,588       25,157       19,932        18,759
Operating, selling, general
  and administrative expenses                   19,082       17,727       15,807        14,273
                                              --------     --------      --------      --------
Operating income                                 6,506        7,430        4,125         4,486
Interest expense, net                            1,717        1,689        1,692         1,733
Other expense, net                                 315          400          524           852
                                              --------     --------      --------      --------
Income before provision for income taxes         4,474        5,341        1,909         1,901
Provision for income taxes                       1,781        2,128          760           749
                                              --------     --------      --------      --------
Net income                                    $  2,693     $  3,213     $  1,149      $  1,152
                                              ========     ========      ========      ========

Basic earnings per share                      $    .32     $    .39      $    .14      $    .14
                                              ========     ========      ========      ========
Diluted earnings per share(a)                 $    .30     $    .36      $    .13      $    .13
                                              ========     ========      ========      ========

Weighted average number of shares of
 Common Stock and Common Stock
 equivalents used in computing earnings
 per share:             Basic                    8,322        8,322         8,322         8,255
                        Diluted                  8,977        8,975         8,973         8,930



                                                1998         1998           1998          1999
                                              --------     --------       --------      --------
Sales                                         $ 44,113     $ 46,385      $ 53,672      $ 49,288
Cost of sales                                   24,320       26,770        33,844        30,183
                                              --------     --------       --------      --------
Gross profit                                    19,793       19,615        19,828        19,105
Operating, selling, general
  and administrative expenses                   12,389       14,330        19,449        17,894
                                              --------     --------       --------      --------
Operating income                                 7,404        5,285           379         1,211
Interest expense, net                              905        1,077         1,598         2,020
Other expense, net                                 109          194           322           105
                                              --------     --------       --------      --------
Income (loss) before provision
  for income taxes                               6,390        4,014        (1,541)         (914)
Provision for (recovery of) income taxes         2,533        1,603          (618)         (315)
                                              --------     --------       --------      --------
Net income (loss)                             $  3,857     $  2,411      $   (923)     $   (599)
                                              ========     ========       ========      ========

Basic earnings (loss) per share (b)           $    .46     $    .29      $   (.11)     $   (.07)
                                              ========     ========       ========      ========
Diluted earnings (loss) per share (a) (b)     $    .43     $    .27      $   (.11)     $   (.07)
                                              ========     ========       ========      ========
Weighted average number of shares of
  Common Stock and Common Stock
  equivalents used in computing earnings
  per share (b):        Basic                    8,306        8,277         8,322         8,322
                        Diluted                  9,039        8,947         8,322         8,322

(a) Earnings per share for each period was computed by dividing net income by the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during the respective quarters.

(b) All share and per share information has been adjusted to give retroactive effect to the five percent stock dividend paid in June 1998.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------


None.
                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
--------  -----------------------------------------------

Information concerning the directors and executive officers of the Company is incorporated herein by reference to the section captioned "Election of Directors" and "Executive Officers", respectively, in the Proxy Statement.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

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

          REPORTS ON FORM 8-K
          -------------------
          No reports on Form 8-K were filed during the last quarter of fiscal 2000.

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

                                MONRO MUFFLER BRAKE, INC.
                                (Registrant)

                                By  /s/ Robert G. Gross
                                    -----------------------------------------
                                        Robert G. Gross
                                        President and Chief Executive Officer

Date: June 29, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of May 15, 2000.

Signature                         Title
---------                         -----

/s/ Catherine D'Amico             Senior Vice President-Finance, Chief
--------------------------        Financial Officer and Treasurer
    Catherine D'Amico             (Principal Financial and Accounting Officer)

Burton S. August*                 Director

Charles J. August*                Director

Robert W. August*                 Director

Frederick M. Danziger*            Director

Jack M. Gallagher*                Director

Donald Glickman*                  Director

Peter J. Solomon*                 Director

Lionel B. Spiro*                  Director

W. Gary Wood*                     Director

                                  *By   /s/ Robert G. Gross
                                      --------------------------------
                                            Robert G. Gross
                                            Chief Executive Officer,
                                            Director and as Attorney-in-Fact

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

---------------------

Exhibit No.  Page       Document
-----------  ----       --------

10.09a* Amendment to "Credit Agreement" dated as of May 31, 1999, by and among the Company, The Chase Manhattan Bank, as agent, and certain lenders party thereto. (September 1999 Form 10-Q, Exhibit No. 10.01)

10.10* Credit Agreement, dated as of September 15, 1998, executed by and among Brazos Automotive Properties, L.P., The Chase Manhattan Bank, and certain lenders party thereto. (September 1998 Form 10-Q, Exhibit No. 10.2)

10.11* Residual Guaranty, dated as of September 15, 1998, between the Company and The Chase Manhattan Bank. (September 1998 Form 10-Q, Exhibit No. 10.3)

10.12* Agreement for Facilities Lease, dated as of September 15, 1998, between Brazos Automotive Properties, L.P. and Monro Leasing LLC. (September 1998 Form 10-Q, Exhibit No. 10.4)

10.13* Facilities Lease Agreement, dated as of September 15, 1998, between Brazos Automotive Properties, L.P. and Monro Leasing LLC. (September 1998 Form 10-Q, Exhibit No. 10.5)

10.14* Agreement for Ground Lease, dated as of September 15, 1998, between Brazos Automotive Properties, L.P. and Monro Leasing LLC. (September 1998 Form 10-Q, Exhibit No. 10.6)

10.15* Ground Lease Agreement, dated as of September 15, 1998, between Brazos Automotive Properties, L.P. and Monro Leasing LLC. (September 1998 Form 10-Q, Exhibit No. 10.7)

10.16* Guaranty, dated as of September 15, 1998, between the Company and Brazos Automotive Properties, L.P. (September 1998 Form 10-Q, Exhibit No. 10.8)

10.17* Agreement of Sublease, dated as of September 15, 1998, by and among Monro Leasing LLC, the Company and Brazos Automotive Properties, L.P. (September 1998 Form 10-Q, Exhibit No. 10.9)

10.18* Modification and Extension Agreement, dated August 12, 1991, between AA & L Associates, L.P. and the Company, with respect to Store No. 1. (1992 Form 10-K, Exhibit No. 10.18)

10.19* Sublease, dated June 1, 1980, among August, August and Lane Co-venture and the Company, with Amendment of Lease, dated July 11, 1984, and assigned by August, August and Lane Co-venture to AA & L Associates, L.P., effective January 2, 1996 with respect to Store No. 3. (Form S-1, Exhibit No. 10.19)

10.19a* Assignment of Lease, effective January 2, 1996, among August, August and Lane Co-Venture and AA & L Associates, L.P. and August, August and Lane of Rochester LLC, with respect to Store Nos. 3, 12, 17, 44, 49, 51, 52, 54, 58, 31, 33 and 34. (1999 Form 10-K,
                        Exhibit No. 10.19a)

10.20* Lease, dated March 8, 1972, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, with respect to Store No. 7. (Form S-1, Exhibit No. 10.20)
--------------------

Exhibit No.  Page       Document
-----------  ----       --------

10.20a* Confirmation of Assignment of Lease, dated December 31, 1991, among Charles J. August, Burton S. August and Sheldon A. Lane and Stoneridge 7 Realty Partnership, with respect to Store No. 7. (1992 Form 10-K, Exhibit No. 10.20a)

10.21* Lease, effective December 1, 1985, among Chase Lincoln First Bank, N.A. and Burton S. August, as Trustees and the Company, with Assignment of Lease, dated June 7, 1991, among Chase Lincoln First Bank, N.A. and Burton S. August, as Trustees, and August, Eastwood & August, with respect to Store No. 8. (Form S-1, Exhibit No. 10.21)

10.22* Lease, dated February 10, 1972, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company as amended July 11, 1984 and assigned to Lane, August, August Trust on June 7, 1991, and assigned to Lane, August, August LLC effective January 2, 1996, with respect to Store No. 9. (Form S-1, Exhibit No. 10.22)

10.22a* Modification and Extension Agreement, dated November 19, 1998, between AA & L Associates, L.P., and the Company, with respect to Store No. 9. (1999 Form 10-K, Exhibit No. 10.22a)

10.23* Lease, dated May 1, 1973, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and Assignment of Lease, dated June 7, 1991, among Charles
                        J. August, Burton S. August and Sheldon A. Lane and 35 Howard Road Joint Venture, with respect to Store No. 10. (Form S-1, Exhibit No. 10.23)

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

10.26* Lease, effective April 1, 1975, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and Assignment of Lease, dated June 7, 1991, among Charles
                        J. August, Burton S. August and Sheldon A. Lane and Lane, August, August Trust and assigned by Lane, August, August Trust to Lane, August, August LLC, effective January 2, 1996, with respect to Store No. 15. (Form S-1, Exhibit No. 10.26)

10.26a* Modification and Extension Agreement, dated November 19, 1998, between AA & L Associates, L.P., and the Company, with respect to Store No. 15. (1999 Form 10-K, Exhibit No. 10.26a)

10.27*                  Lease, dated as of September 25, 1991, among Charles J.
                        August, Burton S. August and Sheldon A. Lane and the Company, with respect to Store No. 17. (1992 Form 10-K, Exhibit No. 10.27)

--------------------

Exhibit No.  Page       Document
-----------  ----       --------

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

10.33a* Modification and Extension Agreement, dated February 25, 1998, between AA & L Associates, L.P., and the Company, with respect to Store Nos. 30, 36 and 43. (1999 Form 10-K, Exhibit No. 10.33a)

10.34* Lease, effective March 1, 1997, between August, August and Lane of Rochester, LLC, and the Company, dated March 3, 1997 with respect to Store No. 31. (1999 Form 10-K, Exhibit No. 10.34)

10.35* Modification and Extension Agreement, dated August 12, 1991, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, and assigned by Mssrs. August, August and Lane to August, August and Lane of Rochester, LLC, effective January 2, 1996, with respect to Store No. 33. (1992 Form 10-K, Exhibit No. 10.35)

-------------------

Exhibit No.  Page       Document
-----------  ----       --------

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

10.42*                  Lease, effective October 1, 1985, among Charles J.
                        August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated as of July 11, 1984, and Assignment of Lease, dated June 7, 1991, among Burton S. August, as Trustee, and Lane, August, August Trust, and assigned by Lane, August, August Trust to Lane, August, August LLC, effective January 2, 1996, with respect to Store No. 48. (Form S-1, Exhibit No. 10.42)

10.43*                  Lease, dated as of January 1, 1984, among Charles J.
                        August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and assigned by Mssrs. August, August and Lane to AA & L Associates, L.P., effective January 2, 1996, with respect to Store No. 49. (Form S-1, Exhibit No. 10.43)

--------------------

Exhibit No.  Page       Document
-----------  ----       --------

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

10.47* Lease, dated July 1, 1982, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, with respect to Store No. 54. (Form S-1, Exhibit No. 10.47)

10.47a* Modification Agreement, effective January 1988, among Charles J. August, Burton S. August and Shelden A. Lane, and the Company, with respect to Store No. 54. (1999 Form 10-K, Exhibit No. 10.47a)

10.48*                  Lease, effective September 1, 1983, among Charles J.
                        August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and Assignment of Lease, dated June 7, 1991, among Charles J. August, Burton S. August and Sheldon A. Lane and AA & L Associates, L.P., with respect to Store No.
                        55. (Form S-1, Exhibit No. 10.48)

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

10.49a Modification and Extension Agreement, dated September 15, 1999, between AA & L Associates, L.P. and the Company, with respect to Store No. 57.

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

10.52a* Lease Addendum, effective February 18, 1996, between Conifer Johnstown Associates and the Company, with respect to Store No. 63. (1999 Form 10-K, Exhibit No. 10.52a)

--------------------

Exhibit No.  Page       Document
-----------  ----       --------

10.54* Lease, dated January 25, 1988, between the Company and Conifer Northeast Associates, with Letter Agreement, dated February 3, 1988, amending Lease and Amendment Agreement, dated January 6, 1989, with respect to Store No. 107. (Form S-1, Exhibit No. 10.54)

10.54a* Lease Addendum, effective February 18, 1996, between Conifer Northeast Associates and the Company, with respect to Store No. 107. (1999 Form 10-K, Exhibit No. 10.54a)

10.55* Lease, dated March 16, 1988, between the Company and Conifer Northeast Associates, with Letter Agreement, dated February 3, 1988, amending Lease and Amendment Agreement, dated January 6, 1989, with respect to Store No. 109. (Form S-1, Exhibit No. 10.55)

10.55a* Lease Addendum, effective February 18, 1996, between Conifer Northeast Associates and the Company, with respect to Store No. 109. (1999 Form 10-K, Exhibit No. 10.55a)

10.56* Lease, dated February 11, 1988, between the Company and Conifer Northeast Associates, with Letter Agreement, dated February 3, 1988, amending Lease and Amendment Agreement, dated January 6, 1989, and Non-Disturbance and Attornment Agreement, dated February 11, 1988, between the Company and Central Trust Company, with respect to Store No. 114. (Form S-1, Exhibit No. 10.56)

10.56a* Lease Addendum, effective February 18, 1996, between Conifer Northeast Associates and the Company, with respect to Store No. 114. (1999 Form 10-K, Exhibit No. 10.56a)

10.57* Purchase Agreement, dated December 1, 1987, between the Company and Conifer Northeast Associates, with Lease, dated February 25, 1988, between the Company and Conifer Northeast Associates, Letter Agreement, dated February 3, 1988, amending Lease; Amendment Agreement, dated January 6, 1989; and Non-Disturbance and Attornment Agreement, dated February 25, 1988, between the Company and Central Trust Company, with respect to Store No.
                        116. (Form S-1, Exhibit No. 10.57)

10.57a* Lease Addendum, effective February 18, 1996, between Conifer Northeast Associates and the Company, with respect to Store No. 116. (1999 Form 10-K, Exhibit No. 10.57a)

10.58* Lease, dated May 12, 1989, between the Company and Conifer Penfield Associates (as successor to Conifer Development, Inc.), with respect to Store No. 132. (Form S-1, Exhibit No. 10.58)

10.58a* Amendment Agreement, dated June 30, 1993, between Conifer Penfield Associates, L.P. and the Company, with respect to Store No. 132. (1999 Form 10-K, Exhibit No. 10.58a)

10.59* Modification and Extension Agreement, dated November 1, 1993, between AA & L Associates, L.P. and the Company, with respect to Store Nos. 1, 23, 25, 27, 28, 29, 35, 53, 57 and 60. (1994 Form 10-K, Exhibit No. 10.57)
--------------------

Exhibit No.  Page       Document
-----------  ----       --------

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

10.70 Purchase Agreement between Walker Manufacturing Company, a division of Tenneco Automotive and Monro Muffler Brake, Inc. dated as of June 29, 1999.

10.71* Asset Purchase Agreement by and among Speedy Muffler King Inc., Bloor Automotive Inc., Speedy Car-X Inc., Speedy (U.S.A.) Inc., Speedy Holding Corp. and Monro Muffler Brake, Inc., dated as of April 13, 1998. (April 1998 Form 8-K, Exhibit 10.1)

Exhibit No.  Page       Document
-----------  ----       --------

10.71a* Amendment No. 2 to the Asset Purchase Agreement by and among Speedy Muffler King Inc., Bloor Automotive Inc., Speedy Car-X Inc., Speedy (U.S.A.) Inc., Speedy Holding Corp. and Monro Muffler Brake, Inc., dated August 31, 1998. (September 1998 Form 8-K, Exhibit No. 10.1)

10.72* Form of Agreement - "Purchase Agreement and Escrow Instructions" between Realty Income Corporation - buyer and Monro Muffler Brake, Inc. - seller dated November 12, 1997. (1998 10-K, Exhibit No. 10.70)

10.73* "Purchase Agreement and Escrow Instructions" between Realty Income Corporation - buyer and Monro Muffler Brake, Inc. - seller dated March 31, 1999. (1999 Form 10-K, Exhibit No. 10.73)

10.73a* Amendment to "Purchase Agreement and Escrow Instructions" between Realty Income Corporation - buyer and Monro Muffler Brake, Inc. - seller dated May 6, 1999, with respect to Stores No. 372 and 368. (1999 Form 10-K, Exhibit No. 10.73a)

10.74 "Minimum Purchase and Preferred Supplier Agreement" between Honeywell International Inc., on behalf of it Friction Materials business and Monro Service Corporation, dated January 13, 2000.

11.01                   Computation of Per Share Earnings.

21.01                   Subsidiaries of the Company.

23.01                   Consent of PricewaterhouseCoopers LLP.

24.01                   Powers of Attorney.

** Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) hereof.

* An asterisk "*" following an exhibit number indicates that the exhibit is incorporated herein by reference to an exhibit to one of the following documents: (1) the Company's Registration Statement on Form S-1 (Registration No. 33-41290), filed with the Securities and Exchange Commission on June 19, 1991 ("Form S-1");
                        (2) Amendment No. 1 thereto, filed July 22, 1991 ("Amendment No. 1"); (3) the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992 ("1992 Form 10-K"); (4) the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on December 24, 1992 ("Form S-8");
                        (5) the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993 ("1993 Form 10-K"); (6) the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1993 ("September 1993 Form 10-Q"); (7) the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994 ("1994 Form 10-K"); (8) the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995 ("1995 Form 10-K"); (9) the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995 ("September 1995 Form 10-Q"); (10) the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 ("September 1996 Form 10-Q");
                        (11) the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1996 ("December 1996 Form 10-Q"); (12) the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997 ("1997 Form 10-K"); (13) the

                        Company's Current Report on Form 8-K filed on April 28, 1998 ("April 1998 Form 8-K"); (14) the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 ("1998 Form 10-K"); (15) the Company's Current Report on Form 8-K filed on September 23, 1998 ("September 1998 Form 8-K"); (16) the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998 ("September 1998 Form 10-Q");
                        (17) the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999 ("1999 Form 10-K"); or
                        (18) the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999 ("September 1999 Form 10-Q"). The appropriate document and exhibit number are indicated in parentheses.