Form 10-Q
period 2000-06-30
MONRO MUFFLER BRAKE INC
filed 2000-08-10
CIK 876427

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2000.


                                       OR


             [   ]  TRANSITION REPORT PURSUANT TO SECTION 13
                   OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934.


              For the transition period from__________ to_________

                           Commission File No. 0-19357
                                               -------


                            MONRO MUFFLER BRAKE, INC
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

As of July 31, 2000, 8,196,101 shares of the Registrant's Common Stock, par value $.01 per share, were outstanding.

                            MONRO MUFFLER BRAKE, INC.


                                      INDEX
                                      -----



Part I.    Financial Information                                                                  Page No.
                                                                                                  --------

          Consolidated Balance Sheet at
            June 30, 2000 and March 31, 2000                                                         3

          Consolidated Statement of Income for the quarter
            ended June 30, 2000 and 1999                                                             4

          Consolidated Statement of Changes in Common
            Shareholders' Equity for the quarter ended June 30, 2000                                 5

          Consolidated Statement of Cash Flows for the
            quarter ended June 30, 2000 and 1999                                                     6

          Notes to Consolidated Financial Statements                                                 7

          Management's Discussion and Analysis of
            Financial Condition and Results of Operations                                            9

Part II.   Other Information

          Item 6.  Exhibits and Reports on Form 8-K                                                 12

Signatures                                                                                          13

Exhibit Index                                                                                       14

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

                                                                                     JUNE 30,     MARCH 31,
                                                                                       2000         2000
                                                                                       ----         ----
                                                                                   (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
    Cash and equivalents, including interest-bearing accounts of $1,205
      at June 30, 2000 and $507 at March 31, 2000                                   $   1,205    $     507
    Trade receivables                                                                   1,176          980
    Inventories, at LIFO cost                                                          40,719       39,698
    Deferred income tax asset                                                           1,415        1,415
    Other current assets                                                                5,508        5,025
                                                                                    ---------    ---------
                Total current assets                                                   50,023       47,625
                                                                                    ---------    ---------

Property, plant and equipment                                                         204,807      202,779
     Less - Accumulated depreciation and amortization                                 (71,733)     (68,904)
                                                                                    ---------    ---------
                Net property, plant and equipment                                     133,074      133,875
Other noncurrent assets                                                                13,615       14,013
                                                                                    ---------    ---------
                Total assets                                                        $ 196,712    $ 195,513
                                                                                    =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                               $   8,455    $   8,455
    Trade payables                                                                     14,909       11,608
    Federal and state income taxes payable                                              2,858          718
    Accrued interest                                                                      253          288
    Accrued payroll, payroll taxes and other payroll benefits                           4,139        3,962
    Accrued insurance                                                                   2,254        1,539
    Accrued restructuring costs                                                           850        1,210
    Other current liabilities                                                           7,932        8,182
                                                                                    ---------    ---------
                Total current liabilities                                              41,650       35,962

Long-term debt                                                                         56,175       63,639
Other long-term liabilities                                                               799          845
Accrued long-term restructuring costs                                                   2,243        2,487
Deferred income tax liability                                                           3,805        3,805
                                                                                    ---------    ---------
                Total liabilities                                                     104,672      106,738
                                                                                    ---------    ---------

Commitments
Shareholders' equity:
    Class C Convertible Preferred Stock, $1.50 par value, $.216 conversion value;
      150,000 shares authorized; 91,727 shares issued and outstanding                     138          138
    Common Stock, $.01 par value, 15,000,000 shares authorized; 8,321,701
      shares issued                                                                        83           83
    Treasury Stock, 125,600 shares at June 30, 2000 and 100,100 shares at
      March 31, 2000, at cost                                                          (1,011)        (803)
    Additional paid-in capital                                                         36,004       35,978
    Retained earnings                                                                  56,826       53,379
                                                                                    ---------    ---------
                Total shareholders' equity                                             92,040       88,775
                                                                                    ---------    ---------
                Total liabilities and shareholders' equity                          $ 196,712    $ 195,513
                                                                                    =========    =========



These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K (File No. 0-19357), filed by Monro Muffler Brake, Inc. (the "Company") with the Securities and Exchange Commission on June 29, 2000.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

                                                                                  QUARTER ENDED JUNE 30,
                                                                                   2000        1999
                                                                                   ----        ----
                                                                                (DOLLARS IN THOUSANDS,
                                                                                 EXCEPT PER SHARE DATA)

Sales                                                                            $  60,693   $  60,979
Cost of sales, including distribution and occupancy costs (a)                       34,826      35,391
                                                                                 ---------   ---------

Gross profit                                                                        25,867      25,588
Operating, selling, general and administrative expenses                             18,437      19,082
                                                                                 ---------   ---------

Operating income                                                                     7,430       6,506
Interest expense, net of interest income for the quarter of $42
     in 2000 and $11 in 1999 (a)                                                     1,600       1,717
Other expense, net                                                                     105         315
                                                                                 ---------   ---------

Income before provision for income taxes                                             5,725       4,474
Provision for income taxes                                                           2,278       1,781
                                                                                 ---------   ---------

Net income                                                                       $   3,447   $   2,693
                                                                                 =========   =========

Earnings per share:
        Basic                                                                    $     .42   $     .32
                                                                                 =========   =========
        Diluted                                                                  $     .39   $     .30
                                                                                 =========   =========

Weighted average number of shares of Common Stock and
     Common Stock equivalents used in computing earnings per share:
        Basic                                                                        8,203       8,322
                                                                                 =========   =========
        Diluted                                                                      8,882       8,977
                                                                                 =========   =========


(a) Costs and expenses include charges for payments under operating and capital leases with affiliated parties totaling $464 and $465 for the quarters ended June 30, 2000 and 1999, respectively.







These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K (File No. 0-19357), filed by the Company with the Securities and Exchange Commission on June 29, 2000.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN COMMON SHAREHOLDERS' EQUITY
(UNAUDITED)

(DOLLARS IN THOUSANDS)


                                                                                       LESS:
                                                                                       NOTE             NET
                                                                      ADDITIONAL    RECEIVABLE      ADDITIONAL
                                             COMMON       TREASURY     PAID-IN         FROM           PAID-IN       RETAINED
                                             STOCK         STOCK       CAPITAL      SHAREHOLDER       CAPITAL       EARNINGS
                                             -----         -----       -------      -----------       -------       --------

Balance at March 31, 2000                        $83        $(803)       $36,370           $(392)       $35,978       $53,379

Net income                                                                                                              3,447

Note receivable from shareholder                                                              26             26

Purchase of treasury shares (25,500 shares)                  (208)
                                            ---------    ----------   -----------   ------------    ------------    ----------
Balance at June 30, 2000                         $83      $(1,011)       $36,370           $(366)       $36,004       $56,826
                                            =========    ==========   ===========   ============    ============    ==========


These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K (File No. 0-19357), filed by the Company with the Securities and Exchange Commission on June 29, 2000.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                                   QUARTER ENDED JUNE 30,
                                                                    2000            1999
                                                                    ----            ----
                                                                   (DOLLARS IN THOUSANDS)
                                                                INCREASE (DECREASE) IN CASH
Cash flows from operating activities:
    Net income                                                    $   3,447    $   2,693
                                                                  ---------    ---------
    Adjustments to reconcile net income to net cash provided
         by operating activities -
         Depreciation and amortization                                3,282        3,278
         Gain on disposal of property, plant and equipment              (53)         (40)
         (Increase) decrease in trade receivables                      (196)          54
         Increase in inventories                                       (978)      (1,992)
         (Increase) decrease in other current assets                   (528)       1,200
         Decrease in other noncurrent assets                            223          239
         Increase in trade payables                                   3,301        2,416
         Increase in accrued expenses                                   276          215
         Increase in federal and state income taxes payable           2,140        1,745
         Decrease in other long-term liabilities                       (704)        (207)
                                                                  ---------    ---------
               Total adjustments                                      6,763        6,908
                                                                  ---------    ---------
               Net cash provided by operating activities             10,210        9,601
                                                                  ---------    ---------

Cash flows from investing activities:
    Capital expenditures                                             (2,473)      (6,020)
    Proceeds from the disposal of property, plant and equipment         633          349
                                                                  ---------    ---------
               Net cash used for investing activities                (1,840)      (5,671)
                                                                  ---------    ---------

Cash flows from financing activities:
    Repurchase of common stock                                         (208)
    Proceeds from borrowings                                         24,000       19,800
    Principal payments on long-term debt and capital
       lease obligations                                            (31,464)     (24,548)
                                                                  ---------    ---------
               Net cash used for financing activities                (7,672)      (4,748)
                                                                  ---------    ---------

Increase (decrease) in cash                                             698         (818)
Cash at beginning of year                                               507        5,599
                                                                  ---------    ---------
Cash at June 30                                                   $   1,205    $   4,781
                                                                  =========    =========



These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K (File No. 0-19357), filed by the Company with the Securities and Exchange Commission on June 29, 2000.

                            MONRO MUFFLER BRAKE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Stock Repurchase
-------------------------

         In November 1999, the Board of Directors approved a share repurchase program initially authorizing the Company to purchase up to 300,000 shares of its common stock at market prices. In May 2000, the Board of Directors approved an increase of 120,000 shares, bringing the total authorization to 420,000 shares. The amount and timing of any purchase will depend upon a number of factors, including the price and availability of the Company's shares and general market conditions. The Company's purchases of common stock are recorded as "Treasury Stock" and result in a reduction of "Shareholders' equity". At June 30, 2000, the Company had purchased 125,600 shares.

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

         In connection with the acquisition, the Company recorded a reserve for accrued restructuring costs of approximately $7.8 million. This reserve relates to costs associated with the closing of 41 poorly performing or duplicative Speedy stores, and includes charges for rent and real estate taxes (net of anticipated sublease income), the write down of assets to their fair market value, and net losses experienced by these stores through their closure date.

Note 3 - Inventories
--------------------

         The Company's inventories consist of automotive parts and tires.

         Substantially all merchandise inventories are valued under the last-in, first-out (LIFO) method. Under the first-in, first-out (FIFO) method, these inventories would have been $162,000 and $124,000 higher at June 30, 2000 and March 31, 2000, respectively. The FIFO value of inventory approximates the current replacement cost.

Note 4 - Cash and Equivalents
-----------------------------

         The Company's policy is to invest cash in excess of operating requirements in income producing investments. Cash equivalents of $1,205,000 at June 30, 2000 and $507,000 at March 31, 2000 include money market accounts which have maturities of three months or less.

                            MONRO MUFFLER BRAKE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Supplemental Disclosure of Cash Flow Information
---------------------------------------------------------

         The following transactions represent noncash investing and financing activities during the period indicated:


QUARTER ENDED JUNE 30, 2000:

         In connection with the sale of assets, the Company reduced fixed assets by $523,000 and increased accrued long-term restructuring costs by $523,000.



CASH PAID DURING THE PERIOD:

                                               2000                   1999
                                               ----                   ----

         Interest, net                      $1,570,000            $1,446,000
         Income taxes                          138,000                35,000


Note 6 - Other
--------------

         These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K (File No. 0-19357), filed by the Company with the Securities and Exchange Commission on June 29, 2000.

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

                                                Quarter Ended June 30,
                                                ----------------------
                                                 2000           1999
                                                ------         ------

Sales ..................................         100.0%         100.0%

Cost of sales, including distribution
 and occupancy costs ...................          57.4           58.0
                                                ------         ------

Gross profit ...........................          42.6           42.0

Operating, selling, general and
 administrative expenses ...............          30.4           31.3
                                                ------         ------

Operating income .......................          12.2           10.7

Interest expense - net .................           2.6            2.9

Other expense ..........................            .2             .5
                                                ------         ------

Income before provision for income taxes           9.4            7.3

Provision for income taxes .............           3.7            2.9
                                                ------         ------

Net income .............................           5.7%           4.4%
                                                ======         ======

FIRST QUARTER ENDED JUNE 30, 2000 COMPARED TO FIRST QUARTER ENDED JUNE 30, 1999

         Sales were $60.7 million for the quarter ended June 30, 2000 compared with $61.0 million in the quarter ended June 30, 1999. The sales decrease of $.3 million, or .5%, was due to a decrease in comparable store sales of .3%, and a decrease of $1.3 million related to stores closed during fiscal 2000. These decreases were partially offset by an increase in sales of new stores of approximately $1.2 million. At June 30, 2000, the Company had 512 company-operated stores compared to 517 at June 30, 1999.

         Gross profit for the quarter ended June 30, 2000 was $25.9 million or 42.6% of sales compared with $25.6 million or 42.0% of sales for the quarter ended June 30, 1999. The increase in gross profit as a percentage of sales is primarily attributable to a decrease in technician labor due to improved productivity and control. Additionally, outside purchases declined due to better store execution involving increased transfers between stores, as well as more effective inventory management including higher stocking levels and improved mix at the stores.

         Operating, selling, general and administrative expenses for the quarter ended June 30, 2000 decreased by $.6 million to $18.4 million from the quarter ended June 30, 1999, and decreased to 30.4% of sales compared to 31.3% in the same quarter of the prior year. Benefit costs have decreased as a percent of sales due to reduced costs in the areas of health care and workers compensation against relatively flat sales. Additionally, cooperative advertising income increased as a result of improved purchasing agreements with the Company's major parts suppliers.

         Operating income for the quarter ended June 30, 2000 of approximately $7.4 million increased 14.2% over operating income for the quarter ended June 30, 1999, and increased as a percentage of sales from 10.7% to 12.2% for the same periods.

         Net interest expense for the quarter ended June 30, 2000 decreased by approximately $.1 million compared to the comparable period in the prior year, and decreased from 2.9% to 2.6% as a percentage of sales for the same periods. The weighted average interest rate for the quarter ended June 30, 2000 was approximately .6% higher than the rate for the quarter ended June 30, 1999. However, the weighted average debt outstanding decreased by approximately $10.1 million, resulting in a slight decrease in expense between the two quarters.

         Net income for the quarter ended June 30, 2000 of $3.4 million increased 28.0% over net income for the quarter ended June 30, 1999 due to the factors discussed above.

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

CAPITAL RESOURCES AND LIQUIDITY

         Capital Resources

         In fiscal year 2001, the Company's primary capital requirement has been the funding of its new store expansion program and the upgrading of facilities and systems in existing stores. For the quarter ended June 30, 2000, the Company spent $2.5 million for equipment and new store construction. Funds were provided primarily by cash flow from operations. Management believes that the Company has sufficient resources available (including cash and equivalents, net cash flow from operations and bank financing) to expand its business as currently planned for the next several years.

         Liquidity

         Concurrent with the closing of the Speedy acquisition in September 1998, the Company obtained a new $135 million secured credit facility from a syndication of lenders led by The Chase Manhattan Bank. Approximately $55 million was borrowed under this facility to pay the all-cash purchase price, including transaction expenses of approximately $4 million. In addition, the Company refinanced approximately $35 million of indebtedness through the new credit facility, with the balance of the facility available for future working capital needs. More specifically, the new financing structure consists of a $25 million term loan (of which $20 million was outstanding at June 30, 2000), a $75 million Revolving Credit facility (of which approximately $32 million was outstanding at June 30, 2000), and synthetic lease (off-balance sheet) financing for a significant portion of the Speedy real estate, totaling $35 million (of which approximately $33 million was outstanding at June 30, 2000). The loans bear interest at the prime rate or other LIBOR-based rate options tied to the Company's financial performance. The Company must also pay a facility fee on the unused portion of the commitment.

         The credit facility has a five-year term. Interest only is payable monthly on the Revolving Credit and synthetic lease borrowings throughout the term. In addition to monthly interest payments, the $25 million term loan requires quarterly principal payments. Principal payments totalling $5 million have been paid through June 30, 2000.

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

         The Company has financed its office/warehouse facility via a 10 year mortgage with a current balance of $2.3 million, amortizable over 20 years, and an eight year term loan with a balance of $.3 million.

         Certain of the Company's long-term debt agreements require, among other things, the maintenance of specified interest and rent coverage ratios and amounts of tangible net worth. They also contain restrictions on cash dividend payments.

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

                            MONRO MUFFLER BRAKE, INC.

                           PART II - OTHER INFORMATION

         Item 6.           Exhibits and Reports on Form 8-K

                  a.       Exhibits

                           11 - Statement of Computation of Per Share Earnings 27 - Financial Data Schedule

                  b.       Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     MONRO MUFFLER BRAKE, INC.


      DATE: August 10, 2000          By /s/ Robert G. Gross
                                        ----------------------------------------
                                        Robert G. Gross
                                        President and Chief Executive Officer



      DATE: August 10, 2000          By /s/ Catherine D'Amico
                                        ----------------------------------------
                                        Catherine D'Amico
                                        Senior Vice President-Finance, Treasurer
                                        and Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit No.   Description                                           Page No.
-----------   -----------                                           --------


   11         Statement of computation of per share earnings           15

   27         Financial Data Schedule                                  16