Form 10-Q
period 2000-09-30
MONRO MUFFLER BRAKE INC
filed 2000-11-14
CIK 876427

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 2000.
                                             --------------------

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the transition period from____________ to _____________




                           Commission File No. 0-19357
                                               -------

                            MONRO MUFFLER BRAKE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  New York                                 16-0838627
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S.Employer
  incorporation or organization)                        Identification #)



200 Holleder Parkway, Rochester, New York                     14615
-------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip code)



Registrant's telephone number, including area code                  716-647-6400
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

                                    Yes  [ X ]      No [  ]



As of October 31, 2000, 8,206,101 shares of the Registrant's Common Stock, par value $ .01 per share, were outstanding.

                            MONRO MUFFLER BRAKE, INC.


                                      INDEX
                                      -----

Part I.    Financial Information                                       Page No.
                                                                       --------

     Item 1.  Financial Statements

          Consolidated Balance Sheet at
            September 30, 2000 and March 31, 2000                          3

          Consolidated Statement of Income for the quarter
            and six months ended September 30, 2000 and 1999               4

          Consolidated Statement of Changes in Common
            Shareholders' Equity for the six months ended
              September 30, 2000                                           5

          Consolidated Statement of Cash Flows for the
            six months ended September 30, 2000 and 1999                   6

          Notes to Consolidated Financial Statements                       7

     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations              9

Part II.   Other Information

     Item 4.  Submission of Matters to a Vote of Security Holders         12

     Item 6.  Exhibits and Reports on Form 8-K                            13

Signatures                                                                14

Exhibit Index                                                             15

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

                                                                                       SEPTEMBER 30,        MARCH 31,
                                                                                          2000                2000
                                                                                       ---------           ---------
                                                                                       (DOLLARS IN THOUSANDS)

ASSETS
Current assets:
    Cash and equivalents, including interest-bearing accounts of $1,422
      at September 30, 2000 and $507 at March 31, 2000                                 $   1,422           $     507
    Trade receivables                                                                      1,351                 980
    Inventories, at LIFO cost                                                             40,237              39,698
    Deferred income tax asset                                                              1,415               1,415
    Other current assets                                                                   6,376               5,025
                                                                                       ---------           ---------
                Total current assets                                                      50,801              47,625
                                                                                       ---------           ---------

Property, plant and equipment                                                            206,978             202,779
    Less - Accumulated depreciation and amortization                                     (74,429)            (68,904)
                                                                                       ---------           ---------
                Net property, plant and equipment                                        132,549             133,875
Other noncurrent assets                                                                   13,225              14,013
                                                                                       ---------           ---------
                Total assets                                                           $ 196,575           $ 195,513
                                                                                       =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Current portion of long-term debt                                               $   8,455           $   8,455
       Trade payables                                                                     16,224              11,608
       Federal and state income taxes payable                                              3,146                 718
       Accrued interest                                                                      350                 288
       Accrued payroll, payroll taxes and other payroll benefits                           4,296               3,962
       Accrued insurance                                                                   2,186               1,539
       Accrued restructuring costs                                                           980               1,210
       Other current liabilities                                                           7,160               8,182
                                                                                       ---------           ---------
                Total current liabilities                                                 42,797              35,962

Long-term debt                                                                            51,659              63,639
Other long-term liabilities                                                                  763                 845
Accrued long-term restructuring costs                                                      1,963               2,487
Deferred income tax liability                                                              3,805               3,805
                                                                                       ---------           ---------
                Total liabilities                                                        100,987             106,738
                                                                                       ---------           ---------

Commitments
Shareholders' equity:
    Class C Convertible Preferred Stock, $1.50 par value, $.216 conversion value;
       150,000 shares authorized; 91,727 shares issued and outstanding                       138                 138
    Common Stock, $.01 par value, 15,000,000 shares authorized; 8,331,701 and
       8,321,701 shares issued at September 30, 2000 and March 31, 2000,
        respectively                                                                          83                  83
    Treasury Stock, 125,600 shares at September 30, 2000 and 100,100 shares at
       March 31, 2000, at cost                                                            (1,011)               (803)
    Additional paid-in capital                                                            36,080              35,978
    Retained earnings                                                                     60,298              53,379
                                                                                       ---------           ---------
                Total shareholders' equity                                                95,588              88,775
                                                                                       ---------           ---------
                Total liabilities and shareholders' equity                             $ 196,575           $ 195,513
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

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

                                                                             QUARTER ENDED                   SIX MONTHS ENDED
                                                                               SEPTEMBER 30,                     SEPTEMBER 30,
                                                                          2000             1999             2000              1999
                                                                        -------          -------          --------          --------
                                                                                    (DOLLARS IN THOUSANDS, EXCEPT
                                                                                           PER SHARE DATA)

Sales                                                                   $60,398          $60,513          $121,091          $121,492
Cost of sales, including distribution and
     occupancy costs (a)                                                 35,273           35,356            70,099            70,747
                                                                        -------          -------          --------          --------

Gross profit                                                             25,125           25,157            50,992            50,745
Operating, selling, general and
     administrative expenses                                             17,675           17,727            36,112            36,809
                                                                        -------          -------          --------          --------

Operating income                                                          7,450            7,430            14,880            13,936
Interest expense, net of interest income for
     the quarter of $10 in 2000 and $16 in
     1999, and year-to-date of $52 in 2000
     and $27 in 1999 (a)                                                  1,525            1,689             3,125             3,406

Other expense, net                                                          157              400               262               715
                                                                        -------          -------          --------          --------

Income before provision for income taxes                                  5,768            5,341            11,493             9,815
Provision for income taxes                                                2,296            2,128             4,574             3,909
                                                                        -------          -------          --------          --------

Net income                                                              $ 3,472          $ 3,213          $  6,919          $  5,906
                                                                        =======          =======          ========          ========

Earnings per share:
       Basic                                                            $   .42          $   .39          $    .84          $    .71
                                                                        =======          =======          ========          ========
       Diluted                                                          $   .39          $   .36          $    .78          $    .66
                                                                        =======          =======          ========          ========


Weighted average number of shares of
     common stock and common stock
     equivalents used in computing earnings
     per share:
        Basic                                                             8,197            8,322             8,200             8,322
                                                                        =======          =======          ========          ========
        Diluted                                                           8,930            8,975             8,906             8,976
                                                                        =======          =======          ========          ========


(a) Amounts paid under operating and capital leases with affiliated parties totaled $453 and $452 for the quarters ended September 30, 2000 and 1999, respectively, and $917 for each of the six months ended September 30, 2000 and 1999.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K (File No. 0-19357), filed by the Company with the Securities and Exchange Commission on June 29, 2000.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
(UNAUDITED)

(AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                                      LESS:
                                                                                      NOTE             NET
                                                                     ADDITIONAL    RECEIVABLE      ADDITIONAL
                                          COMMON        TREASURY      PAID-IN         FROM           PAID-IN       RETAINED
                                          STOCK           STOCK       CAPITAL      SHAREHOLDER       CAPITAL       EARNINGS
                                          -----           -----       -------      -----------       -------       --------

Balance at March 31, 2000                    $83        $(803)        $36,370         $(392)         $35,978       $53,379

Net income                                                                                                           6,919

Exercise of stock options                                                  50                             50

Note receivable from shareholder                                                         52               52

Purchase of treasury shares
   (25,500 shares)                                       (208)

                                     -----------      --------    -----------   -----------     ------------   -----------
Balance at September 30, 2000                $83      $(1,011)        $36,420         $(340)         $36,080       $60,298
                                     ===========      ========    ===========   ===========     ============   ===========



























These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K (File No. 0-19357), filed by the Company with the Securities and Exchange Commission on June 29, 2000.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                                                       SIX MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                    2000                 1999
                                                                                  --------             --------
                                                                                     (DOLLARS IN THOUSANDS)
                                                                                  INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
     Net income                                                                   $  6,919             $  5,906
                                                                                  --------             --------
     Adjustments to reconcile net income to net cash provided
         by operating activities -
         Depreciation and amortization                                               6,531                6,482
         Gain on disposal of property, plant and equipment                            (114)                 (81)
         Increase in trade receivables                                                (371)                 (49)
         Increase in inventories                                                      (496)              (3,645)
         (Increase) decrease in other current assets                                (1,396)                 934
         Decrease in other noncurrent assets                                           440                  460
         Increase in trade payables                                                  4,616                3,613
         Decrease in accrued expenses                                                 (120)              (1,404)
         Increase in federal and state income taxes payable                          2,428                3,043
         Decrease in other long-term liabilities                                      (914)              (1,386)
                                                                                  --------             --------
               Total adjustments                                                    10,604                7,967
                                                                                  --------             --------
               Net cash provided by operating activities                            17,523               13,873
                                                                                  --------             --------

Cash flows from investing activities:
     Capital expenditures                                                           (5,139)              (9,677)
     Proceeds from the disposal of property, plant and equipment                       669                1,120
                                                                                  --------             --------
               Net cash used for investing activities                               (4,470)              (8,557)
                                                                                  --------             --------

Cash flows from financing activities:
     Exercise of stock options                                                          50
     Repurchase of common stock                                                       (208)
     Proceeds from borrowings                                                       46,700               40,375
     Principal payments on long-term debt and capital
       lease obligations                                                           (58,680)             (48,222)
                                                                                  --------             --------
               Net cash used for financing activities                              (12,138)              (7,847)
                                                                                  --------             --------

Increase (decrease) in cash                                                            915               (2,531)
Cash at beginning of period                                                            507                5,599
                                                                                  --------             --------
Cash at September 30                                                              $  1,422             $  3,068
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

                            MONRO MUFFLER BRAKE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Stock Repurchase
-------------------------

         In November 1999, the Board of Directors approved a share repurchase program initially authorizing the Company to purchase up to 300,000 shares of its common stock at market prices. In May 2000, the Board of Directors approved an increase of 120,000 shares, bringing the total authorization to 420,000 shares. The amount and timing of any purchase will depend upon a number of factors, including the price and availability of the Company's shares and general market conditions. The Company's purchases of common stock are recorded as "Treasury Stock" and result in a reduction of "Shareholders' equity". At September 30, 2000, the Company had repurchased 125,600 shares under such program.

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

         Substantially all merchandise inventories are valued under the last-in, first-out (LIFO) method. Under the first-in, first-out (FIFO) method, these inventories would have been $199,000 and $124,000 higher at September 30, 2000 and March 31, 2000, respectively. The FIFO value of inventory approximates the current replacement cost.

Note 4 - Cash and Equivalents
-----------------------------

         The Company's policy is to invest cash in excess of operating requirements in income producing investments. Cash equivalents of $1,422,000 at September 30, 2000 and $507,000 at March 31, 2000 include money market accounts which have maturities of three months or less.

                            MONRO MUFFLER BRAKE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 5 - Supplemental Disclosure of Cash Flow Information
---------------------------------------------------------

         The following transactions represent noncash investing and financing activities during the periods indicated:

SIX MONTHS ENDED SEPTEMBER 30, 2000:

         In connection with the sale or disposal of assets, the Company reduced fixed assets by $129,000 and decreased other current liabilities and accrued long-term restructuring costs by $60,000 and $69,000, respectively.

SIX MONTHS ENDED SEPTEMBER 30, 1999:

         Capital lease obligations of $85,000 were incurred under various lease obligations.

         In connection with the sale of assets, the Company reduced fixed assets by $49,000 and increased other current assets, other non-current assets and accrued long-term restructuring cost by $73,000, $90,000 and $114,000, respectively.

CASH PAID DURING THE PERIOD:

                                                  SIX MONTHS ENDED
                                                    SEPTEMBER 30,

                                            2000                     1999
                                            ----                     ----

                  Interest, net          $2,930,000              $3,045,000
                  Income taxes            2,145,000                 866,000

         Debt borrowings and repayments shown in the Consolidated Statement of Cash Flows represent gross borrowings and gross repayments during the period. Under its Revolving Credit Facility, the Company either borrows or repays debt daily depending on its cash needs.

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

                                                             QUARTER ENDED SEPTEMBER 30,      SIX MONTHS ENDED SEPTEMBER 30,
                                                             ---------------------------      ------------------------------
                                                                 2000             1999             2000            1999
                                                               -------          -------          -------          -------


Sales ..............................................             100.0%           100.0%           100.0%           100.0%

Cost of sales, including distribution
 and occupancy costs ...............................              58.4             58.4             57.9             58.2
                                                               -------          -------          -------          -------

Gross profit .......................................              41.6             41.6             42.1             41.8

Operating, selling, general and
 administrative expenses ...........................              29.3             29.3             29.8             30.3
                                                               -------          -------          -------          -------

Operating income ...................................              12.3             12.3             12.3             11.5

Interest expense - net .............................               2.5              2.8              2.6              2.8

Other expenses - net ...............................                .3               .7               .2               .6
                                                               -------          -------          -------          -------
Income before provision for income taxes ...........               9.5              8.8              9.5              8.1

Provision for income taxes .........................               3.8              3.5              3.8              3.2
                                                               -------          -------          -------          -------

Net income .........................................               5.7%             5.3%             5.7%             4.9%
                                                               =======          =======          =======          =======


SECOND QUARTER AND SIX MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO SECOND QUARTER AND SIX MONTHS ENDED SEPTEMBER 30, 1999

         Sales were $60.4 million for the quarter ended September 30, 2000 compared with $60.5 million in the quarter ended September 30, 1999. The sales decrease of $.1 million, or .2%, was due to a decrease of $.9 million related to stores closed during fiscal 2000 and 2001. These decreases were partially offset by an increase in sales of new stores of $.8 million. Comparable store sales were flat for the quarter ended September 30, 2000. Sales for the six months ended September 30, 2000 were $121.1 million compared to $121.5 million for the comparable period of the prior year. The sales decrease of $.4 million, or .3%, was due to a decrease in comparable store sales of .2% and a decrease of $2.2 million related to stores closed during fiscal 2000 and 2001. These decreases were partially offset by an increase in sales from new stores of $2.0 million. At September 30, 2000, the Company had 510 company-operated stores as compared to 515 at September 30, 1999.

         Gross profit for the quarter ended September 30, 2000 was $25.1 million as compared with $25.2 million for the quarter ended September 30, 1999. As a percent of sales, gross profit was flat between the two quarters at 41.6% of sales. Gross profit for the six months ended September 30, 2000 was $51.0 million, or 42.1% of sales, compared to $50.7 million or 41.8% of sales, for the six months ended September 30, 1999. The increase in gross profit for the six months ended September 30, 2000 was primarily attributable to a decrease in technician labor costs due to improved productivity and control.

         Operating, selling, general and administrative expenses for the quarter ended September 30, 2000 were flat at $17.7 million or 29.3% of sales, as compared to the quarter ended September 30, 1999. For the six months ended September 30, 2000, these expenses decreased by $.7 million to $36.1 million from the comparable period of the prior year and were 29.8% of sales compared to 30.3% in the comparable period of the prior year.

         Operating income for the quarter ended September 30, 2000 of approximately $7.5 million increased .3% over operating income for the quarter ended September 30, 1999, and remained flat as a percentage of sales at 12.3% for the respective periods. On a year-to-date basis, operating income increased approximately $.9 million or 6.8% over the same prior year period, and increased as a percentage of sales from 11.5% to 12.3% during this same period.

         Net interest expense for the quarter ended September 30, 2000 decreased by approximately $.2 million compared to the comparable period in the prior year, and decreased from 2.8% to 2.5% as a percentage of sales for the same period. Net interest expense for the six months ended September 30, 2000 decreased by approximately $.3 million compared to the same period in the prior year, and decreased from 2.8% to 2.6% as a percentage of sales for the same period. The weighted average interest rate for the quarter ended September 30, 2000 was approximately .6% higher than the rate for the quarter ended September 30, 1999. However, the weighted average debt outstanding decreased by approximately $13.8 million, resulting in a decrease in expense between the two quarters.

         Net income for the quarter ended September 30, 2000 of $3.5 million increased 8.1% from net income for the quarter ended September 30, 1999. For the six months ended September 30, 2000 net income of $6.9 million increased 17.2%, due to the factors discussed above. Earnings per share for the quarter and six months ended September 30, 2000 increased 8.3% and 18.2%, respectively.

         Interim Period Reporting

         The data included in this report are unaudited and are subject to year-end adjustments; however, in the opinion of management, all known adjustments (which consist only of normal recurring adjustments) have been made to present fairly the Company's operating results and financial position for the unaudited periods. The results for interim periods are not necessarily indicative of results to be expected for the fiscal year.

CAPITAL RESOURCES AND LIQUIDITY

         Capital Resources

         In fiscal year 2001, the Company's primary capital requirements have been the funding of its new store expansion program and the upgrading of facilities and systems in existing stores. For the six months ended September 30, 2000, the Company spent approximately $5.1 million for equipment and new store construction. Funds were provided primarily by cash flow from operations. Management believes that the Company has sufficient resources available (including cash and equivalents, net cash flow from operations and bank financing) to expand its business as currently planned for the next several years.

         Liquidity

         Concurrent with the closing of the Speedy acquisition in September 1998, the Company obtained a new $135 million secured credit facility ("the Credit Facility" or "the Facility") from a syndication of lenders led by The Chase Manhattan Bank. Approximately $55 million was borrowed under this Facility to pay the all-cash purchase price, including transaction expenses of approximately $4 million. In addition, the Company refinanced approximately $35 million of indebtedness through the new Credit Facility, with the balance of the Facility available for future working capital needs. More specifically, the new financing structure consists of a $25 million term loan (of which approximately $20 million was outstanding at September 30, 2000), a $75 million Revolving credit facility (of which approximately $27.5 million was outstanding at September 30, 2000), and synthetic lease (off-balance sheet) financing for a significant portion of the Speedy real estate, totaling $35 million (of which approximately $32.8 million was outstanding at September 30, 2000). The loans bear interest at the prime rate or LIBOR-based rate options tied to the Company's financial performance. The Company must also pay a facility fee on the unused portion of the commitment.

         The Credit Facility has a five-year term. Interest only is payable monthly on the Revolving credit and synthetic lease borrowings throughout the term. In addition to monthly interest payments, the $25 million term loan requires quarterly principal payments. Principal payments totalling $5 million have been paid through September 30, 2000.

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

         The Company has financed its office/warehouse facility via a 10 year mortgage with a current balance of $2.2 million, amortizable over 20 years, and an eight year term loan with a balance of $.3 million.

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

                            MONRO MUFFLER BRAKE, INC.

                           PART II - OTHER INFORMATION


Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

                The 2000 Annual Meeting of Shareholders of the Company (the "2000 Meeting") was held on August 7, 2000. At the 2000 Meeting, the Company's common shareholders elected management's nominees, Burton S. August, Robert W. August, Donald Glickman, Lionel B. Spiro and W. Gary Wood to Class 1 of the Board of Directors, to serve until the election and qualification of their respective successors at the 2002 Annual Meeting of Shareholders. Such nominees for director received the following votes:

                Name                      Votes For            Votes Withheld
                ----                      ---------            --------------
                Burton S. August          7,308,444                  18,782
                Robert W. August          7,308,444                  18,782
                Donald Glickman           7,308,444                  18,782
                Lionel B. Spiro           7,308,444                  18,782
                W. Gary Wood              7,308,444                  18,782

                As required under the Company's Certificate of Incorporation, such election of directors and other matters were confirmed by the holders of all 91,727 outstanding shares of the Company's Class C Convertible Preferred Stock, par value $1.50 per share, by written consent dated as of August 7, 2000.

                In addition, Charles J. August, Frederick M. Danziger, Jack M. Gallagher, Robert G. Gross and Peter J. Solomon will continue as Class 2 directors until the election and qualification of their respective successors at the 2001 Annual Meeting of Shareholders.

                Also approved by the following votes were:

                (I) a proposal to ratify the re-appointment of PricewaterhouseCoopers LLP as the independent auditors of the Company for the fiscal year ending March 31, 2001 (7,323,703 shares in favor, 1,841 shares against, 1,682 shares abstaining and zero broker non-votes).

     Item 6.     Exhibits and Reports on Form 8-K

                  a.       Exhibits

                           11 - Statement of Computation of Per Share Earnings.

                           27 - Financial Data Schedule

                  b.       Reports on Form 8-K

                           No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MONRO MUFFLER BRAKE, INC.





 DATE: November 14, 2000         By  /s/ Robert G. Gross
                                        ----------------------------------------
                                        Robert G. Gross
                                        President and Chief Executive Officer

 DATE: November 14, 2000        By  /s/ Catherine D'Amico
                                        ----------------------------------------
                                        Catherine D'Amico
                                        Senior Vice President-Finance, Treasurer
                                          and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                        Description                        Page No.
-----------                        -----------                        --------

11                  Statement of computation of per share earnings       16

27                  Financial Data Schedule