Form 10-Q
period 2000-12-31
MONRO MUFFLER BRAKE INC
filed 2001-02-13
CIK 876427

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 2000.
                                               -----------------

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


           For the transition period from____________ to ____________


                           Commission File No. 0-19357
                                               -------


                            MONRO MUFFLER BRAKE, INC.
  ----------------------------------------------------------------------------
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

                                         Yes [X]        No [ ]

As of January 24, 2001, 8,156,878 shares of the Registrant's Common Stock, par value $ .01 per share, were outstanding.

                            MONRO MUFFLER BRAKE, INC.


                                      INDEX
                                      -----

Part I.    Financial Information                                       Page No.
                                                                       --------

          Consolidated Balance Sheet at
            December 31, 2000 and March 31, 2000                            3

          Consolidated Statement of Income for the quarter
            and nine months ended December 31, 2000 and 1999                4

          Consolidated Statement of Changes in Common Shareholders'
            Equity for the nine months ended December 31, 2000              5

          Consolidated Statement of Cash Flows for the
            nine months ended December 31, 2000 and 1999                    6

          Notes to Consolidated Financial Statements                        7

          Management's Discussion and Analysis of
            Financial Condition and Results of Operations                   9

Part II.   Other Information

          Item 6.  Exhibits and Reports on Form 8-K                        12

Signatures                                                                 13

Exhibit Index                                                              14

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

                                                                                        DECEMBER 31,       MARCH 31,
                                                                                            2000              2000
                                                                                            ----              ----
                                                                                            (DOLLARS IN THOUSANDS)

ASSETS
Current assets:
    Cash and equivalents, including interest-bearing accounts of $507 at
         December 31 and March 31, 2000                                                  $     507         $     507
    Trade receivables                                                                        1,459               980
    Inventories, at LIFO cost                                                               40,307            39,698
    Deferred income tax asset                                                                1,415             1,415
    Other current assets                                                                     5,086             5,025
                                                                                         ---------         ---------
                Total current assets                                                        48,774            47,625
                                                                                         ---------         ---------

Property, plant and equipment                                                              209,987           202,779
      Less - Accumulated depreciation and amortization                                     (77,060)          (68,904)
                                                                                         ---------         ---------
                Net property, plant and equipment                                          132,927           133,875
Other noncurrent assets                                                                     13,032            14,013
                                                                                         ---------         ---------
                Total assets                                                             $ 194,733         $ 195,513
                                                                                         =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

    Current portion of long-term debt                                                    $   8,455         $   8,455
    Trade payables                                                                          12,563            11,608
    Federal and state income taxes payable                                                   3,136               718
    Accrued interest                                                                           372               288
    Accrued payroll, payroll taxes and other payroll benefits                                3,456             3,962
    Accrued insurance                                                                        2,454             1,539
    Accrued restructuring costs                                                              1,100             1,210
    Other current liabilities                                                                7,179             8,182
                                                                                         ---------         ---------
                Total current liabilities                                                   38,715            35,962

Long-term debt                                                                              53,566            63,639
Other long-term liabilities                                                                    714               845
Accrued long-term restructuring costs                                                        1,647             2,487
Deferred income tax liability                                                                3,805             3,805
                                                                                         ---------         ---------
                Total liabilities                                                           98,447           106,738
                                                                                         ---------         ---------

Commitments
Shareholders' equity:
    Class C Convertible Preferred Stock, $1.50 par value, $.216 conversion value;
       150,000 shares authorized; 91,727 shares issued and outstanding                         138               138
    Common Stock, $.01 par value, 15,000,000 shares authorized; 8,346,701 and 8,321,701 shares issued at December 31, 2000, and March 31, 2000,
       respectively                                                                             83                83
    Treasury Stock, 211,400 shares at December 31, 2000, and 100,100
       shares at March 31, 2000, at cost                                                    (1,783)             (803)
    Additional paid-in capital                                                              36,182            35,978
    Retained earnings                                                                       61,666            53,379
                                                                                         ---------         ---------
                Total shareholders' equity                                                  96,286            88,775
                                                                                         ---------         ---------
                Total liabilities and shareholders' equity                               $ 194,733         $ 195,513
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

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

                                                                     QUARTER ENDED                    NINE MONTHS ENDED
                                                                       DECEMBER 31,                       DECEMBER 31,
                                                                       ------------                       ------------
                                                                   2000            1999             2000              1999
                                                                   ----            ----             ----              ----
                                                                                (DOLLARS IN THOUSANDS, EXCEPT
                                                                                      PER SHARE DATA)

Sales                                                            $51,792          $52,077          $172,883          $173,569
Cost of sales, including distribution and
     occupancy costs (a)                                          31,952           32,145           102,051           102,892
                                                                 -------          -------          --------          --------

Gross profit                                                      19,840           19,932            70,832            70,677
Operating, selling, general and
     administrative expenses                                      15,930           15,807            52,042            52,616
                                                                 -------          -------          --------          --------

Operating income                                                   3,910            4,125            18,790            18,061
Interest expense, net of interest income for
     the quarter of $26 in 2000 and $12 in
     1999, and year-to-date of $78 in 2000
      and $39 in 1999 (a)                                          1,399            1,692             4,524             5,098

Other expense, net                                                   239              524               501             1,239
                                                                 -------          -------          --------          --------

Income before provision for income taxes                           2,272            1,909            13,765            11,724
Provision for income taxes                                           904              760             5,478             4,669
                                                                 -------          -------          --------          --------

Net income                                                       $ 1,368          $ 1,149          $  8,287          $  7,055
                                                                 =======          =======          ========          ========

Earnings per share:
        Basic                                                    $  0.17          $  0.14          $   1.01          $   0.85
                                                                 =======          =======          ========          ========
        Diluted                                                  $  0.15          $  0.13          $   0.93          $   0.79
                                                                 =======          =======          ========          ========

Weighted average number of shares of
     common stock and common stock
     equivalents used in computing earnings
     per share:

         Basic                                                     8,177            8,322             8,192             8,322
                                                                 =======          =======          ========          ========
         Diluted                                                   8,884            8,973             8,899             8,975
                                                                 =======          =======          ========          ========


(a) Amounts paid under operating and capital leases with affiliated parties totaled $389 and $404 for the quarters ended December 31, 2000 and 1999, respectively, and $1,306 and $1,321 for the nine months ended December 31, 2000 and 1999, respectively.


These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K (File No. 0-19357), filed by the Company with the Securities and Exchange Commission on June 29, 2000.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN COMMON SHAREHOLDERS' EQUITY
(UNAUDITED)

(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                       LESS:
                                                                                       NOTE             NET
                                                                      ADDITIONAL    RECEIVABLE      ADDITIONAL
                                             COMMON       TREASURY      PAID-IN         FROM           PAID-IN      RETAINED
                                              STOCK         STOCK       CAPITAL     SHAREHOLDER       CAPITAL       EARNINGS
                                            ---------    ----------   -----------   ------------    ------------   ----------

Balance at March 31, 2000                     $83         $  (803)      $36,370        $(392)          $35,978       $53,379

Net income                                                                                                             8,287

Exercise of stock options                                                   126                            126

Note receivable from shareholder                                                          78                78

Purchase of treasury shares (111,300                         (980)
shares)

                                            ---------    ----------   -----------   ------------    ------------    ----------
Balance at December 31, 2000                  $83         $(1,783)      $36,496        $(314)          $36,182       $61,666
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

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                                                                   NINE MONTHS ENDED
                                                                                                      DECEMBER 31,
                                                                                                      ------------

                                                                                                2000               1999
                                                                                                ----               ----
                                                                                                (DOLLARS IN THOUSANDS)
                                                                                              INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
     Net income                                                                              $  8,287             $  7,055
                                                                                             --------             --------
     Adjustments to reconcile net income to net cash provided
         by operating activities -
         Depreciation and amortization                                                          9,645                9,655
         Gain on disposal of property, plant and equipment                                       (176)                (111)
         (Increase) decrease in trade receivables                                                (479)                  58
         Increase in inventories                                                                 (566)              (6,877)
         (Increase) decrease in other current assets                                             (106)                 419
         Decrease in other noncurrent assets                                                      460                  604
         Increase in trade payables                                                               955                2,806
         Decrease in accrued expenses                                                            (531)              (1,965)
         Increase in federal and state income taxes payable                                     2,418                3,174
         Decrease in other long-term liabilities                                               (1,204)              (1,898)
                                                                                             --------             --------
               Total adjustments                                                               10,416                5,865
                                                                                             --------             --------
               Net cash provided by operating activities                                       18,703               12,920
                                                                                             --------             --------

Cash flows from investing activities:
     Capital expenditures                                                                      (8,618)             (11,850)
     Proceeds from the disposal of property, plant and equipment                                  728                1,718
                                                                                             --------             --------
               Net cash used for investing activities                                          (7,890)             (10,132)
                                                                                             --------             --------

Cash flows from financing activities:
     Exercise of stock options                                                                    126
     Repurchase of common stock                                                                  (980)                (285)
     Proceeds from borrowings                                                                  77,050               60,080
     Principal payments on long-term debt and capital
       lease obligations                                                                      (87,009)             (68,182)
                                                                                             --------             --------
               Net cash used for financing activities                                         (10,813)              (8,387)
                                                                                             --------             --------

Decrease in cash                                                                                    0               (5,599)
Cash at beginning of period                                                                       507                5,599
                                                                                             --------             --------
Cash at December 31                                                                          $    507             $      0
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

                            MONRO MUFFLER BRAKE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Stock Repurchase
-------------------------

         In November 1999, the Board of Directors approved a share repurchase program initially authorizing the Company to purchase up to 300,000 shares of its common stock at market prices. In May 2000, the Board of Directors approved an increase of 120,000 shares, bringing the total authorization to 420,000 shares. The amount and timing of any purchase will depend upon a number of factors, including the price and availability of the Company's shares and general market conditions. The Company's purchases of common stock are recorded as "Treasury Stock" and result in a reduction of "Shareholders' equity". At December 31, 2000, the Company had repurchased 211,400 shares under such program.

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

         Substantially all merchandise inventories are valued under the last-in, first-out (LIFO) method. Under the first-in, first-out (FIFO) method, these inventories would have been $39,000 and $124,000 higher at December 31, 2000 and March 31, 2000, respectively. The FIFO value of inventory approximates the current replacement cost.

Note 4 - Cash and Equivalents
-----------------------------

         The Company's policy is to invest cash in excess of operating requirements in income producing investments. Cash equivalents of $507,000 at December 31 and March 31, 2000 include money market accounts which have maturities of three months or less.

                            MONRO MUFFLER BRAKE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 5 - Supplemental Disclosure of Cash Flow Information
---------------------------------------------------------

         The following transactions represent noncash investing and financing activities during the periods indicated:

NINE MONTHS ENDED DECEMBER 31, 2000:

         In connection with the termination of a capital lease, the Company reduced debt and fixed assets by $114,000 and $50,000, respectively, and recorded a gain of $64,000.

         In connection with the sale or disposal of assets, the Company reduced fixed assets by $129,000 and decreased other current liabilities and accrued long-term restructuring costs by $60,000 and $69,000, respectively.

NINE MONTHS ENDED DECEMBER 31, 1999:

         Capital lease obligations of $85,000 were incurred under various lease obligations.

         In connection with the termination of a capital lease, the Company reduced debt and fixed assets by $331,000 and $196,000, respectively, and recorded a gain of $135,000.

         In connection with the sale of assets, the Company reduced fixed assets by $863,000 and increased other current assets, other non-current assets and accrued long-term restructuring costs by $802,000, $90,000 and $29,000, respectively.

CASH PAID DURING THE PERIOD:

                                                    NINE MONTHS ENDED
                                                        DECEMBER 31,
                                                        ------------

                                                2000                      1999
                                                ----                      ----

         Interest, net                     $4,292,000               $ 5,034,000
         Income taxes                       3,060,000                 1,495,000


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

                            MONRO MUFFLER BRAKE, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         The statements contained in this Form 10-Q which are not historical facts, including (without limitation) statements made in the Management's Discussion and Analysis of Financial Condition and Results of Operations, may contain statements of future expectations and other forward-looking statements that are subject to important factors that could cause actual results to differ materially from those in the forward-looking statements, including (without limitation) product demand, the effect of economic conditions, the impact of competitive services and pricing, the ability of the Company to maximize the value of the acquired Speedy stores, parts supply restraints or difficulties, industry regulation, the continued availability of capital resources and financing and other risks set forth or incorporated elsewhere herein and in the Company's Securities and Exchange Commission filings.

RESULTS OF OPERATIONS

         The following table sets forth income statement data of Monro Muffler Brake, Inc. ("Monro" or the "Company") expressed as a percentage of sales for the fiscal periods indicated.

                                                  QUARTER ENDED DECEMBER 31,            NINE MONTHS ENDED DECEMBER 31,
                                                  --------------------------            ------------------------------
                                                   2000             1999                     2000             1999
                                                 -------          -------                  -------          -------

Sales ...........................................  100.0%           100.0%                   100.0%           100.0%

Cost of sales, including distribution
   and occupancy costs ..........................   61.7             61.7                     59.0             59.3
                                                 -------          -------                  -------          -------

Gross profit ....................................   38.3             38.3                     41.0             40.7

Operating, selling, general and
   administrative expenses ......................   30.8             30.4                     30.1             30.3
                                                 -------          -------                  -------          -------

Operating income ................................    7.5              7.9                     10.9             10.4

Interest expense - net ..........................    2.7              3.2                      2.6              2.9

Other expenses - net ............................     .5              1.0                       .3               .7
                                                 -------          -------                  -------          -------

Income before provision for
   income taxes .................................    4.3              3.7                      8.0              6.8

Provision for income taxes ......................    1.7              1.5                      3.2              2.7
                                                 -------          -------                  -------          -------

Net income ......................................    2.6%             2.2%                     4.8%             4.1%
                                                 =======          =======                  =======          =======



THIRD QUARTER AND NINE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO
THIRD QUARTER AND NINE MONTHS ENDED DECEMBER 31, 1999.

         Sales were $51.8 million for the quarter ended December 31, 2000 compared with $52.1 million for the quarter ended December 31, 1999. The sales decrease of $.3 million, or .5%, was primarily due to a comparable store sales decrease of 3.2% caused, in part, by one less sales day. Management believes that inclement weather also contributed to the decline. This decrease was partially offset by an increase in sales of $.7 million from stores opened since the beginning of fiscal 2000.

         Sales for the nine months ended December 31, 2000 were $172.9 million compared with $173.6 million for the same period of the prior year. The sales decrease of $.7 million, or .4%, was due, in part, to a decrease in comparable store sales of 1.1%, caused primarily by one less sales day. There was also a decrease of $1.5 million related to stores closed during fiscal 2000 and 2001. This decrease was partially offset by an increase in sales from new stores of $2.7 million. At December 31, 2000, the Company had 513 company-operated stores as compared to 512 at December 31, 1999.

         Gross profit for the quarter ended December 31, 2000 was $19.8 million as compared with $19.9 million for the quarter ended December 31, 1999. As a percent of sales, gross profit was flat between the two quarters at 38.3% of sales. Gross profit for the nine months ended December 31, 2000 was $70.8 million, or 41.0% of sales, compared to $70.7 million or 40.7% of sales, for the nine months ended December 31, 1999.

         While gross profit was flat as a percent of sales between the two quarters ended December 31, 2000 and 1999, there was a decrease in technician labor costs as a percent of sales due to improved productivity and control for the quarter ended December 31, 2000. However, this improvement was offset by an increase in occupancy costs as a percent of sales due to increases in rent and depreciation against negative comparable store sales.

         Operating, selling, general and administrative expenses for the quarter ended December 31, 2000 increased by $.1 million to $15.9 million from the quarter ended December 31, 1999, and were 30.8% of sales compared to 30.4% in the same quarter of the prior year. For the nine months ended December 31, 2000, these expenses decreased by $.6 million to $52.0 million from the comparable period of the prior year and were 30.1% of sales compared to 30.3% in the comparable period of the prior year. The third quarter increase as a percent of sales is primarily due to relatively flat spending against the comparable store sales decline.

         Net interest expense for the quarter ended December 31, 2000 decreased by approximately $.3 million compared to the same period in the prior year, and decreased from 3.2% to 2.7% as a percentage of sales for the same periods. Net interest expense for the nine months ended December 31, 2000 decreased by approximately $.6 million compared to the comparable period in the prior year, and decreased from 2.9% to 2.6% as a percentage of sales for the same periods. The weighted average interest rate for the quarter ended December 31, 2000 was approximately .3% higher than the rate for the quarter ended December 31, 1999. However, the weighted average debt outstanding decreased by approximately $16.0 million, resulting in a decrease in expense between the two quarters.

         Other expense, net, for the quarter ended December 31, 2000 decreased by $.3 million to $.2 million from the quarter ended December 31, 1999. For the nine months ended December 31, 2000, other expense, net, decreased by $.7 million to $.5 million from the nine months ended December 31, 1999. The primary reason for the decline in fiscal 2001 is a decrease in store closing expense related to Monro store closures.

         Net income for the quarter ended December 31, 2000 was approximately $1.4 million as compared to a net income of $1.1 million reported for the quarter ended December 31, 1999, an increase of 19.1%. For the nine months ended December 31, 2000, net income of approximately $8.3 million increased 17.5%, due to the factors discussed above. Earnings per share for the quarter and nine months ended December 31, 2000 increased 15.4% and 17.7%, respectively.

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

CAPITAL RESOURCES AND LIQUIDITY

         Capital Resources

         In fiscal year 2001, the Company's primary capital requirements have been the funding of its new store expansion program and the upgrading of facilities and systems in existing stores. For the nine months ended December 31, 2000, the Company spent approximately $8.6 million for equipment and new store construction. Funds were provided primarily by cash flow from operations. Management believes that the Company has sufficient resources available (including cash and equivalents, net cash flow from operations and bank financing) to expand its business as currently planned.

         Liquidity

         Concurrent with the closing of the Speedy acquisition in September 1998, the Company obtained a new $135 million secured credit facility ("the Credit Facility" or "the Facility") from a syndication of lenders led by The Chase Manhattan Bank. Approximately $55 million was borrowed under this Facility to pay the all-cash purchase price, including transaction expenses of approximately $4 million. In addition, the Company refinanced approximately $35 million of indebtedness through the new Credit Facility, with the balance of the Facility available for future working capital needs. More specifically, the new financing structure consists of a $25 million term loan (of which approximately $17.5 million was outstanding at December 31, 2000), a $75 million Revolving credit facility (of which approximately $32.3 million was outstanding at December 31, 2000), and synthetic lease (off-balance sheet) financing for a significant portion of the Speedy real estate, totaling $35 million (of which approximately $32.8 million was outstanding at December 31, 2000). The loans bear interest at the prime rate or LIBOR-based rate options tied to the Company's financial performance. The Company must also pay a facility fee on the unused portion of the commitment.

         The Credit Facility has a five-year term. Interest only is payable monthly on the Revolving credit and synthetic lease borrowings throughout the term. In addition to monthly interest payments, the $25 million term loan requires quarterly principal payments. Principal payments totalling $7.5 million have been paid through December 31, 2000.

         The term loan and Revolving credit facility are secured by all accounts receivable, inventory and other personal property. The Company has also entered into a negative pledge agreement whereby it is restricted from encumbering real property, with certain permissible exceptions. The synthetic lease is secured by the real property to which it relates.

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

                            MONRO MUFFLER BRAKE, INC.

                           PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

         a.       Exhibits
                  11 - Statement of Computation of Per Share Earnings.

         b.       Reports on Form 8-K.

                  No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MONRO MUFFLER BRAKE, INC.


DATE: February 14, 2001             By  /s/ Robert G. Gross
                                      -----------------------------------------
                                    Robert G. Gross
                                    President and Chief Executive Officer

DATE: February 14, 2001              By  /s/ Catherine D'Amico
                                     ------------------------------------------
                                     Catherine D'Amico
                                     Senior Vice President-Finance, Treasurer
                                      and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.          Description
-----------          -----------

   11                Statement of Computation of Per Share Earnings