Form 10-K
period 2001-03-31
MONRO MUFFLER BRAKE INC
filed 2001-06-26
CIK 876427

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)


                      For Fiscal Year Ended March 31, 2001

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of June 1, 2001, the aggregate market value of voting stock held by non-affiliates of the registrant was $79,958,000.

As of June 1, 2001, 8,158,253 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant's definitive proxy statement (to be filed pursuant to Regulation 14A) for the 2001 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated by reference into Part III hereof.

                                     PART I

ITEM 1. BUSINESS

GENERAL

Monro Muffler Brake, Inc. ("Monro" or the "Company") is a chain of 511 Company-operated and 19 dealer-operated stores providing automotive undercar repair services in the United States. At March 31, 2001, Monro operated Company stores in New York, Pennsylvania, Ohio, Connecticut, Massachusetts, West Virginia, Virginia, Maryland, Vermont, New Hampshire, New Jersey, North Carolina, South Carolina, Indiana, Rhode Island and Delaware under the name "Monro Muffler Brake & Service" and "Speedy Auto Service by Monro" (together, the "Company Stores"). The Company's stores typically are situated in high-visibility locations in suburban areas and small towns, as well as in major metropolitan areas. The Company Stores serviced approximately 2,117,000 vehicles in fiscal 2001. (References herein to fiscal years are to the Company's fiscal years ending or ended March 31 of each year [e.g., references to "fiscal 2001" are to the Company's fiscal year ended March 31, 2001].)

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

The Company provides a broad range of services on passenger cars, light trucks and vans for mufflers and exhaust systems (estimated at 26% of fiscal 2001 sales); brakes (34%); and steering, drive train, suspension and wheel alignment (16%). The Company also provides other products and services including tires, scheduled maintenance and state inspections (24%). Monro specializes in the repair and replacement of parts which must be periodically replaced as they wear out. Normal wear on these parts generally is not covered by new car warranties. The Company typically does not perform under-the-hood repair services except for oil change services, a heating and cooling system "flush and fill" service and some minor tune-up services. (See additional discussion under "Operating Strategy.") The Company does not sell parts or accessories to the do-it-yourself market.

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

EXPANSION STRATEGY

Monro has experienced significant growth in recent years due to acquisitions and, to a lesser extent, the opening of new stores. Management believes that the continued growth in sales and profits of the Company is dependent, in large part, upon its continued ability to open/acquire and operate new stores on a profitable basis. In addition, overall profitability of the Company could be reduced if new stores do not attain profitability.

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

Through March 31, 2000, the Company closed, sold or subleased 41 of the Acquired Speedy stores due to geographic conflicts or substandard performance. Four Monro locations were also closed due to geographic conflicts with Acquired Speedy locations during fiscal 2000, and five during fiscal 1999. Seven and four other Monro stores were closed during fiscal 2000 and fiscal 1999, respectively, primarily due to their failure to meet return-on-investment goals.

In connection with the Acquisition, the arrangement with the franchisees was renegotiated in fiscal 1999 such that they became "dealers" of the Company. No franchise fees are paid by the dealers, and no services are required to be performed by the Company. Dealers reimburse the Company for shared advertising costs and may purchase inventory from the Company.

As of March 31, 2001, Monro had 511 Company-operated stores and 19 dealer locations located in 17 states. The following table shows the growth in the number of Company-operated stores over the last five fiscal years:

STORE OPENINGS AND CLOSINGS

                                                  YEAR ENDED MARCH 31,
                                                  --------------------
                                        1997    1998    1999       2000    2001
                                        ----    ----    ----       ----    ----

     Stores open at beginning of year    274     313     350        524     512

     Stores opened during year ......     40      39     210(a)      13       4

     Stores closed during year (b) ..     (1)     (2)    (36)       (25)     (5)
                                        ----    ----    ----       ----    ----

     Stores open at end of year .....    313     350     524        512     511
                                        ====    ====    ====       ====    ====

(a)  Includes 189 Acquired Speedy stores.

(b) These stores were closed because they failed to achieve an acceptable level of profitability or because a new Monro store was opened in the same market at a more favorable location. Fiscal 1999 and 2000 closures primarily relate to underperforming or redundant Speedy locations.

The Company plans to open approximately five new stores in fiscal 2002, and to continue to search for appropriate acquisition candidates. In future years, should the Company find that there are not suitable acquisition candidates, it would increase its new store (green field) openings.

The Company has developed a systematic method for selecting new store locations and a targeted approach to marketing new stores. Key factors in market and site selection include population, demographic characteristics, vehicle population and the intensity of competition. These factors are evaluated through the use of a proprietary computer model developed for the Company. The characteristics of each potential site are compared by the model to the profiles of existing stores, and the model then projects sales for that site. Monro attempts to cluster stores in market areas in order to achieve economies of scale in advertising, supervision and distribution costs. All new sites presently under consideration are within Monro's established marketing areas.

In fiscal year 1998, the Company performed a comprehensive analysis of its historical and projected store opening strategy. As a result of this analysis, the Company established major market profiles, as defined by market awareness: mature, existing and new markets. Over the next several years, the Company expects to build a greater percentage of stores in mature and existing markets in order to capitalize on the Company's market presence and consumer awareness. Three of the four stores opened in fiscal 2001 were in mature or existing markets.

The Company believes that management and operating improvements implemented over the last several fiscal years will enhance its ability to sustain its growth. The Company (including the Company-operated Acquired Speedy stores) has a chain-wide computerized inventory control and electronic point-of-sale (POS) management information system, which has increased management's ability to monitor operations as the number of stores has grown. Late in fiscal 2001, the Company installed a new Windows-based, point-of-sale system in all of its stores. Being Windows-based, management believes that the system will simplify training of new employees. Additionally, the system includes electronic mail and electronic cataloging, which allows store managers to electronically research the specific parts needed for the make and model of the car being serviced. This enhanced system includes software which contains data that mirrors the scheduled maintenance requirements in vehicle owners' manuals, specifically by make, model, year and mileage for every automobile. Management believes that this software will facilitate the presentation and sale of Scheduled Maintenance services to customers. Other enhancements include the streamlining of estimating and other processes; graphic catalogs; a thermometer graphic which guides store managers on the profitability of each job; and expanded monitoring of price changes. This latter change requires more specificity on the reason for a discount, which management believes will lead to reduced discounting. Enhancements will continue to be made to the POS system annually which increase efficiency, improve the quality and timeliness of store reporting and enable the Company to better serve its customers.

The financing to open a new store location may be accomplished in one of three ways: a store lease for the land and building (in which case, land and building costs will be financed primarily by the lessor), a land lease with the building constructed by the Company (with building costs paid by the Company), or a land purchase with the building constructed by the Company. In all three cases, each new store also will require approximately $137,000 for equipment (including a point-of-sale system and a truck), and approximately $66,000 in inventory. Because Monro generally does not extend credit to its customers, stores generate almost no receivables and a new store's actual net working capital investment is nominal. Total capital required to open a new store ranges, on average (based upon the last five fiscal years' openings, excluding the Acquired Speedy locations), from $284,000 to $893,000 depending on the location and which of the three financing methods is used. In instances where Monro acquires an existing business, it may pay additional amounts for intangible assets such as customer lists, covenants not-to-compete and goodwill.

At March 31, 2001, the Company leased the land and/or the building at approximately 78% of its store locations and owned the land and building at the remaining locations. Monro's policy is to situate new stores in the best locations, without regard to the form of ownership required to develop the locations.

New stores, excluding the Acquired Speedy stores, have average sales of approximately $360,000 in their first 12 months of operation, or $60,000 per bay.

OPERATING STRATEGY

Monro's operating strategy is to provide its customers with dependable, high-quality automotive service at a competitive price by emphasizing the following key elements.

Products and Services

All stores provide a full range of undercar repair services for brakes, steering, mufflers and exhaust systems, drive train, suspension and wheel alignment. These services apply to all makes and models of domestic and foreign cars, light trucks and vans. In addition, both Monro stores and the Acquired Speedy stores provide many of the routine maintenance services (except engine diagnostic and major transmission repair) which automobile manufacturers suggest or require in the vehicle owners' manuals, and which fulfill manufacturers' requirements for new car warranty compliance. At the end of fiscal 2001, the Company introduced "Scheduled Maintenance" services in all of its stores whereby the aforementioned services are formally packaged and offered to consumers based upon the year, make, model and mileage of each specific vehicle. Management believes that the Company is able to offer this service in a more convenient and cost competitive fashion than auto dealers can provide.

Substantially all of the stores provide oil change services as well as tire sales and installation. All stores perform a heating and cooling system "flush and fill" service, a transmission "flush and fill" service, and belt and hose installation. Additionally, all stores replace and service batteries, starters and alternators. Stores in New York, West Virginia, New Hampshire, Pennsylvania, North Carolina, Virginia and Vermont also perform annual state inspections. Approximately 25% of the Company's stores also offer air conditioning services.

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

Competitive Pricing, Advertising and Co-branding Initiatives

The Company seeks to set competitive prices for quality services and products. The Company supports its pricing strategy by advertising through direct mail coupon inserts and in-store promotional signage and displays. In addition, the Company advertises through radio, yellow pages, newspapers and electronic mail to increase consumer awareness of the services offered.

The Company employs co-branding initiatives to more quickly increase consumer awareness in certain markets. The Company believes that, especially in newer markets, customers may more readily be drawn into its stores because of their familiarity with national brand names. Some of these initiatives have included cross-promotional offers with professional sports teams, national fast food chains and video rental stores, as well as with regional supermarkets. Additionally, the Company introduced Bridgestone/Firestone tires into most of its stores in the late 1990s and Goodyear tires in fiscal 2001, where it had previously carried a private label tire. Through this initiative, the Company believes that it attracts some brand-loyal tire customers who otherwise might not have visited Monro. This gives the Company the opportunity to introduce itself to this new customer, and sell other needed services.

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

STORE OPERATIONS

Store Format

The typical format for a Monro repair store is a free-standing building of approximately 4,500 square feet consisting of a sales area, six fully-equipped service bays and a parts storage area, with a parking lot with space for approximately 17 cars. Acquired Speedy stores average five bays per location with approximately 4,200 square feet. Most service bays are equipped with aboveground electric vehicle lifts. The typical Company store carries approximately $65,000 of inventory and approximately 3,100 stock keeping units ("SKUs"). Generally, each store is located within 25 miles of a "key" store which carries approximately 50% more inventory than a typical store, and serves as a mini-distribution point for slower moving inventory for other stores in its area.

The stores generally are situated in high-visibility locations in suburban areas, major metropolitan areas or small towns and offer easy customer access. The typical store is open from 7:30 a.m. to 7:00 p.m. on Monday through Friday and from 7:30 a.m. to 5:00 p.m. on Saturday.

Inventory Control and Management Information System

All Monro and Acquired Speedy stores communicate daily with the central office and warehouse by a computerized inventory control and electronic POS management information system, which enables the Company to collect sales and operational data on a daily basis, to adjust store pricing to reflect local conditions and to control inventory on a near "real-time" basis. Additionally, each store has access, through the POS system, to the inventory carried by the seven stores nearest to it. Management believes that this feature improves customer satisfaction and store productivity by reducing the time required to locate out-of-stock parts.

Quality Control and Warranties

To maintain quality control, the Company conducts audits to rate its employees' telephone sales manner and the accuracy of pricing information given.

The Company has a customer survey program to monitor customer attitudes toward service quality, friendliness, speed of service, and several other factors for each store. This program includes monthly survey mailings to customers of all stores. (Each mailing consists of approximately 30 surveys.) Customer concerns are addressed via letter and personal follow-up by field management.

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

The Company is an active member of the Motorist Assurance Program (MAP). MAP is an organization of automotive retailers, wholesalers and manufacturers which was established as part of an industry-wide effort to address the ethics and business practices of companies in the automotive repair industry. Participating companies commit to improving consumer confidence and trust in the automotive repair industry by adopting "Uniform Inspection Guidelines" and "Standards of Service" established by MAP. These "Standards of Service" are posted in Monro and Speedy stores and serve to provide consistent recommendations to customers in the diagnosis and repair of a vehicle.

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

Monro believes that the ability to recruit and retain qualified technicians is an important competitive factor in the automotive repair industry, which has historically experienced a high turnover rate. Monro makes a concerted effort to recruit individuals who will have a long-term commitment to the Company and offers an hourly rate structure and additional compensation based on productivity; a competitive benefits package including health, dental, life and disability insurance; a 401k/profit-sharing plan; as well as the opportunity to advance within the Company. Many of the Company's Managers and Market Managers started with Monro or Speedy as technicians.

Many of the Company's new technicians join the Company in their early twenties as trainees or apprentices. As they progress, they are promoted to technician and eventually master technician, the latter requiring ASE certification in both brakes and suspension. The Company offers a tool purchase program through which trainee technicians can acquire their own set of tools. The Company also will reimburse technicians for the cost of ASE certification registration fees and test fees and encourages all technicians to become certified by providing a higher hourly wage rate following their certification.

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

The Company has established Monro University to provide comprehensive training and development of current and prospective Store Managers. Training is accomplished through an intensive one-week instructional program at a separate facility in Rochester, New York. Topics covered include sales training, customer service, time management, human resources (counseling, recruiting, interviewing, etc.), leadership, inventory control and financial management. The courses employ a variety of instructional techniques including video taping, role playing, and testing. Several of the courses are conducted by officers of the Company, whose first priority is instilling the Company's culture, philosophies and values into the individuals who hold these important positions. The one week class follows a field training segment which ranges from two to four weeks depending upon the individual's level of experience. Monro management is closely tracking the performance of the managers who have completed the class. On average, the program has led to increased store profitability as well as longer retention of the Store Managers.

PURCHASING AND DISTRIBUTION

The Company, through its wholly-owned subsidiary Monro Service Corporation, selects and purchases parts and supplies for all Company-operated stores on a centralized basis through an automatic replenishment system. Although purchases outside the centralized system ("outside purchases") are made when needed at the store level, these purchases are low by industry standards, and accounted for approximately 15% of all parts used in fiscal 2001.

The Company's ten largest vendors accounted for approximately 53% of its parts purchases, with the largest vendor accounting for approximately 17% of total purchases in fiscal 2001. The Company purchases parts from over 100 vendors. Management believes that the Company's relationships with vendors are excellent and that alternative sources of supply exist, at comparable cost, for substantially all parts used in the Company's business. The Company routinely obtains bids from vendors to ensure it is receiving competitive pricing and terms.

Most parts are shipped by vendors to the Company's warehouse facility in Rochester, New York, and are distributed to stores through the Company-operated tractor/trailer fleet. Most stores are replenished once every week from the warehouse, and such replenishment fills, on the average, 94% of all items ordered by the stores' automatic POS-driven replenishment system. The warehouse stocks approximately 6,900 SKUs.

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

The Company has entered into various contracts with parts suppliers which require it to buy up to 90% of its annual purchases of specific products including brakes, exhaust, oil and ride control at market prices. The agreements expire at various dates through December 2004. The Company believes these agreements provide it with high quality, branded merchandise at preferred pricing, along with strong marketing and training support.

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

EMPLOYEES

As of March 31, 2001, Monro had 2,509 employees, of whom 2,332 were employed in the field organization, 53 were employed at the warehouse and 124 were employed at the Company's corporate headquarters. Monro's employees are not members of any union. The Company believes that its relations with its employees are good.

REGULATION

The Company stores new oil and recycled antifreeze, and generates and handles used automotive oils, antifreeze and certain solvents, which are disposed of by licensed third-party contractors. In certain states, as required, the Company also recycles oil filters. Thus, the Company is subject to a number of federal, state and local environmental laws including the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"). In addition, the United States Environmental Protection Agency (the "EPA"), under the Resource Conservation and Recovery Act ("RCRA"), and various state and local environmental protection agencies regulate the Company's handling and disposal of waste. The EPA, under the Clean Air Act, also regulates the installation of catalytic converters by the Company and all other repair stores by periodically spot checking jobs, and has the power to fine businesses that use improper procedures or materials. The EPA has the authority to impose sanctions, including civil penalties up to $25,000 per violation (or up to $25,000 per day for certain willful violations or failures to cooperate with authorities), for violations of RCRA and the Clean Air Act.

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

In connection with the Speedy Acquisition, the Company financed most of the real estate formerly owned by SMK Speedy International Inc. via a synthetic lease (off-balance sheet) agreement. This lease was part of a new $135 million secured credit facility from a syndication of lenders. (See additional discussion under "Capital Resources and Liquidity.") Of the total number of Company-operated Acquired Speedy locations, 23 buildings on land-leased sites and 71 parcels of land and buildings on formerly owned locations are currently leased under this arrangement. (There are also seven closed Acquired Speedy stores which are financed under the synthetic lease.)

Of Monro's 511 Company-operated stores at March 31, 2001, 113 were owned, 288 were leased and for 110, the land only was leased, including stores under the synthetic lease arrangement. In general, the Company leases store sites for a ten-year period with several five-year renewal options. Giving effect to all renewal options, over 84% of the operating leases (308 stores) expire after 2009. Certain of the leases provide for contingent rental payments if a percentage of annual gross sales exceeds the base fixed rental amount. The highest contingent percentage rent of any lease is 6.75%, and no such lease has adversely affected profitability of the store subject thereto. Certain officers and directors of the Company or members of their families are the lessors, or have interests in entities that are the lessors, with respect to 40 of the leases. No related party leases, other than renewals or modifications of leases on existing stores, have been entered into since May 1989, and no new related party leases are contemplated.

The office and warehouse facility and 14 of the owned stores are subject to mortgages held by commercial banks or private investors. As of March 31, 2001, the outstanding amount under the mortgage on the headquarters office and warehouse facility was $2.2 million, and the aggregate outstanding amount under the permanent mortgages on 14 of the owned stores was $4.2 million. There was also $.7 million outstanding under a mortgage held by the City of Rochester, New York, secured by the land on which the headquarters office and warehouse is located, and a term loan of $.2 million secured by the headquarters facility.

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Common Stock is traded on the over-the-counter market and is quoted on the NASDAQ National Market System under the symbol "MNRO." The following table sets forth, for the Company's last two fiscal years, the range of high and low sales prices on the NASDAQ National Market System for the Common Stock:

                          FISCAL 2001           FISCAL 2000
                          -----------           -----------

     QUARTER ENDED      HIGH        LOW        HIGH       LOW
     -------------      ----        ---        ----       ---

     June 30           $ 9.19      $ 7.75     $ 8.63     $ 6.81
     September 30       11.25        8.63       8.31       6.69
     December 31        11.06        8.94       7.88       5.75
     March 31           11.00        8.94       9.63       7.50

Holders

At May 31, 2001, the Company's Common Stock was held by approximately 1,800 shareholders of record or through nominee or street name accounts with brokers.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial and operating data of the Company for each year in the five-year period ended March 31, 2001. The financial data and certain operating data have been derived from the Company's financial statements which have been examined by PricewaterhouseCoopers LLP, independent accountants. This data should be read in conjunction with the Financial Statements and related notes included under Item 8 of this report and in conjunction with other financial information included elsewhere in this Form 10-K.

                                                                      YEAR ENDED MARCH 31,

                                                   2001          2000          1999            1998         1997
                                                ---------     ---------     ---------       ---------     --------
                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Sales .......................................   $ 222,955     $ 223,605     $ 193,458       $ 154,294     $141,169
Cost of sales, including distribution
   and occupancy costs ......................     133,196       134,169       115,117          87,510       78,792
                                                ---------     ---------     ---------       ---------     --------
Gross profit ................................      89,759        89,436        78,341          66,784       62,377
Operating, selling, general and
   administrative expenses ..................      66,988        66,889        64,062          46,120       41,749
                                                ---------     ---------     ---------       ---------     --------
Operating income ............................      22,771        22,547        14,279          20,664       20,628
Interest expense, net .......................       5,768         6,831         5,600           3,829        3,224
Other expense, net ..........................         896         2,091           730             331          475
                                                ---------     ---------     ---------       ---------     --------
Income before provision for income taxes ....      16,107        13,625         7,949          16,504       16,929
Provision for income taxes ..................       6,411         5,418         3,203           6,650        6,738
                                                ---------     ---------     ---------       ---------     --------
Net income ..................................   $   9,696     $   8,207     $   4,746       $   9,854     $ 10,191
                                                =========     =========     =========       =========     ========
Earnings per share (a) Basic ................   $    1.19     $     .99     $     .57       $    1.19     $   1.24
                                                =========     =========     =========       =========     ========
                       Diluted ..............   $    1.09     $     .92     $     .53       $    1.09     $   1.13
                                                =========     =========     =========       =========     ========

Weighted average number of Common
   Stock and equivalents (a)  Basic .........       8,182         8,305         8,317           8,256        8,187
                                                    =====         =====         =====           =====        =====
                              Diluted .......       8,891         8,964         8,997           9,016        9,009
                                                    =====         =====         =====           =====        =====

SELECTED OPERATING DATA (b):
Sales growth:
   Total ....................................        (0.3%)        15.6%         25.4%            9.3%        20.5%
   Comparable store (c) .....................        (1.4%)        (1.6%)        (1.3%)          (0.2%)        7.9%
Stores open at beginning of year ............         512           524           350             313          274
Stores open at end of year ..................         511           512           524             350          313
Capital expenditures ........................   $  11,045     $  14,265     $  23,310(d)    $  25,391     $ 27,562

BALANCE SHEET DATA (AT PERIOD END):
Net working capital .........................   $  13,198     $  11,876     $  18,168       $  13,517     $  9,579
Total assets ................................     193,839       196,025       202,934         159,088      146,267
Long-term debt ..............................      50,857        63,639        78,672          54,102       54,850
Shareholders' equity ........................      97,810        88,775        80,951          76,558       66,625

(a) Earnings per share for each fiscal year was computed by dividing net income by the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during the respective year. All share and per share information has been adjusted to give retroactive effect to the five percent stock dividends paid in June 1998 and August 1997.

(b)  Includes Company-operated stores only - no dealer locations.

(c) Comparable store sales data are calculated based on the change in sales of only those stores open as of the beginning of the preceding fiscal year.

(d)  Amount does not include the funding of the Speedy acquisition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth income statement data of the Company expressed as a percentage of sales for the fiscal years indicated:

                                                               YEAR ENDED MARCH 31,
                                                               --------------------
                                                             2001      2000      1999
                                                            ------    ------    ------

Sales ...................................................    100.0%    100.0%    100.0%
Cost of sales, including distribution and occupancy costs     59.7      60.0      59.5
                                                            ------    ------    ------
Gross profit ............................................     40.3      40.0      40.5
Operating, selling, general and administrative expenses .     30.1      29.9      33.1
                                                            ------    ------    ------
Operating income ........................................     10.2      10.1       7.4
Interest expense, net ...................................      2.6       3.1       2.9
Other expense, net ......................................      0.4       0.9       0.4
                                                            ------    ------    ------
Income before provision for income taxes ................      7.2       6.1       4.1
Provision for income taxes ..............................      2.9       2.4       1.6
                                                            ------    ------    ------
Net income ..............................................      4.3%      3.7%      2.5%
                                                            ======    ======    ======

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

SPEEDY ACQUISITION

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

The result was that the Acquisition had a dilutive effect on earnings in the 1999 fiscal year. The weakness in Speedy's sales from September 1998 through March 1999 represented a continuation of a decline which was most pronounced prior to the Acquisition in September 1998. The conversion of systems and inventory during the third quarter of fiscal 1999 at all Company-operated Acquired Speedy stores also impacted the performance of these locations. These conversions involved the installation of new point-of-sale systems in the Acquired Speedy stores, as well as the return of slow moving items to manufacturers and restocking with more popular parts, representing approximately half of the inventory in the Speedy stores. The new point-of-sale systems put all of the Company-operated Acquired Speedy stores on Monro's centralized distribution and automatic replenishment system whereas, previously, each store received parts directly from the various manufacturers. Although essential to margin improvement in future periods, this conversion process was very disruptive to the operations of the Acquired Speedy stores in the third quarter of fiscal 1999. The Company did experience a substantial reduction in cost of goods in the Acquired Speedy stores between the third and fourth quarters of fiscal 1999, through reduced outside purchases and lower acquisition costs from vendors as parts were distributed through the Company's centralized distribution system.

It was management's belief that, with moderately improved sales and further cost reductions, the acquired operations would begin to contribute to earnings per share during fiscal 2000, and should be increasingly accretive in subsequent years. This belief proved to be true, with the Speedy stores solidly accretive for the years ended March 31, 2000 and 2001.

FISCAL 2001 AS COMPARED TO FISCAL 2000

Sales for fiscal 2001 decreased $.6 million, or .3% from fiscal 2000 sales. The decrease was due to a loss of sales from closed stores of $1.1 million and a comparable store sales decrease of 1.4%. These decreases were partially offset by an increase of approximately $3.5 million from stores opened since April 1, 1999. There were 307 selling days in fiscal year 2001 and 309 days in fiscal year 2000.

During the year, four stores were opened and five were closed. At March 31, 2001, the Company had 511 stores in operation.

Management believes that the comparable store sales decrease resulted, in part, from manufacturers' use of non-corrosive stainless steel exhaust systems on almost all new cars (beginning in the mid - 1980s and completed in the mid - 1990s) which has extended the life of exhaust systems and resulted in declining exhaust sales. However, management believes that these declines were partially offset by positive industry factors including an increase in the average age of vehicles, a decrease in the number of service bays, an increase in the number of registered vehicles, and a shift in the consumer mentality from "do-it-yourself" to "do-it-for-me" caused by the increased complexity of cars and aging population. It is also management's belief that the decline in exhaust sales is beginning to level off as the vehicles manufactured with stainless steel exhaust systems continue to age, particularly in the northeast which experiences more severe winter weather conditions. Additionally, management believes that the Company's strategy of product diversification and expanded manager training assisted in minimizing the comparable store sales decline vis-a-vis its competitors.

The Company introduced "Scheduled Maintenance" services in all of its stores late in the fourth quarter of fiscal 2001. These services are required by vehicle manufacturers to comply with warranty schedules, and are offered by Monro in a more convenient and cost competitive fashion than auto dealers can provide. Management believes that these services, which are offered both in bundled "packages" and individually, will make a positive contribution to comparable store sales in future years, and continue to help to mitigate the aforementioned challenges to comparable store sales which negatively impacted recent fiscal years.

In addition, management believes that comparable store sales have suffered in recent years from a decline in vehicle population in the five-to-nine year old segment. Although the number of registered vehicles has increased steadily in recent years, the early 1990s recession in new car sales negatively impacted this particular segment of the vehicle population. This segment represents the prime repair age of vehicles and is the target market for the Company's services. However, as a result of increased car sales in the mid-to-late 1990s, the five-to-nine year old segment began to increase in calendar 2000.

Gross profit for fiscal 2001 was $89.8 million or 40.3% of sales, as compared with $89.4 million or 40% of sales for fiscal 2000. The improvement in gross profit as a percentage of sales is primarily attributable to a decrease in technician labor costs as a percent of sales due to improved productivity and control during the year ended March 31, 2001. However, this improvement was partially offset by an increase in occupancy costs as a percent of sales reflecting the impact of fixed costs (such as rent and depreciation) against a decline in comparable store sales.

Operating, selling, general and administrative expenses for fiscal 2001 increased by $.1 million to $67.0 million and, as a percentage of sales, increased by .2% as compared to fiscal 2000. Although spending was relatively flat in this line item, there was pressure on certain expense lines which were overcome through savings in others. More employees earned a bonus in fiscal 2001 than in fiscal 2000, increasing expense by $.4 million. Additionally, utilities increased by approximately $.7 million over the prior year due to colder weather and higher gas prices. Due to the hardening of the insurance market, the Company also experienced an increase in insurance costs in the form of increased deductibles - this in spite of a lower number and relatively flat dollar amount of claims as compared to fiscal 2000.

These increases were offset, however, by strong cost control in other areas such as health care costs and field operations support costs. Additionally, there was an increase in cooperative advertising credits resulting from improved purchasing agreements with the Company's major parts suppliers.

Operating income in fiscal 2001 of $22.8 million, or 10.2% of sales, increased by $.2 million over the fiscal 2000 level of $22.5 million, due to the factors discussed above.

Interest expense, net of interest income, decreased as a percent of sales from 3.1% in fiscal 2000 to 2.6% in fiscal 2001. The weighted average interest rate for the year ended March 31, 2001 was approximately .3% higher than the rate of 9.1% for the year ended March 31, 2000. However, the weighted average debt outstanding for the year ended March 31, 2001 decreased by approximately $13.5 million from fiscal 2000, resulting in a decrease in expense between the two years.

Other expense, net, at .4% of sales for the year ended March 31, 2001 decreased from .9% of sales for the year ended March 31, 2000. This decrease was primarily due to less expense related to store closings.

The Company's effective tax rate was 39.8% of pre-tax income in both fiscal 2001 and fiscal 2000.

Net income for fiscal 2001 increased by $1.5 million or 18.1% as compared to fiscal 2000, due to the factors discussed above.

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

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources

The Company's primary capital requirements for fiscal 2001 were divided among the funding of its new store expansion program and the upgrading of facilities and systems in existing stores, totaling $11.0 million, as well as net principal payments on long-term debt and capital leases of $10.5 million.

In both fiscal years 2001 and 2000, these capital requirements were primarily met by cash flow from operations and through the use of a Revolving Credit facility.

In December 1999, the Company's Board of Directors authorized a share repurchase plan for up to 300,000 of the Company's common shares. In May 2000, the Board of Directors approved an increase of 120,000 shares, bringing the total authorization to 420,000 shares. During fiscal 2001 and 2000, the Company purchased approximately 117,000 and 100,000 shares, respectively at an aggregate price of $1.0 and .8 million, respectively. Purchases of the shares are expected to be made from time-to-time, depending upon market conditions.

In fiscal 2002, the Company intends to open approximately five new stores. Total capital required to open a new store ranges, on average (based upon the last three fiscal years' openings - excluding the Acquired Speedy stores), from $284,000 to $893,000 depending on whether the store is leased, owned or land leased. Management believes that the Company has sufficient resources available (including cash and equivalents, cash flow from operations and bank financing) to expand its business as currently planned for the next several years.

Liquidity

Concurrent with the closing of the Speedy acquisition in September 1998, the Company obtained a new $135 million secured credit facility from a syndication of lenders led by The Chase Manhattan Bank. Approximately $55 million was borrowed under this facility to pay the all-cash purchase price, including transaction expenses of approximately $4 million. In addition, the Company refinanced approximately $35 million of indebtedness through the new credit facility, with the balance of the facility available for future working capital needs. More specifically, the new financing structure consists of a $25 million term loan (of which approximately $18 million was outstanding at March 31, 2001), a $75 million Revolving Credit facility (of which approximately $32 million was outstanding at March 31, 2001), and synthetic lease (off-balance sheet) financing for a significant portion of the Speedy real estate, totaling $35 million (of which approximately $32 million was outstanding at March 31, 2001). The loans bear interest at the prime rate or other LIBOR-based rate options tied to the Company's financial performance. The Company must also pay a facility fee on the unused portion of the commitment.

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

Within the aforementioned $75 million Revolving Credit facility, the Company has available a subfacility of $7 million for the purpose of issuing stand-by letters of credit. The line requires fees aggregating 1.875% annually of the face amount of each stand-by-letter of credit, payable quarterly in arrears. No letters of credit were outstanding under this line at March 31, 2001.

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

Interest is payable monthly on the Mortgage Notes Payable which have seven-year terms. Equal monthly installments of principal are required based on 20-year amortization periods.

The Company is a party to three additional interest rate swap agreements, expiring in calendar years 2002 and 2003, with an aggregate notional amount of $40.0 million. The purpose of these agreements is to limit the interest rate exposure on the Company's floating rate debt. Fixed rates under these agreements range from 5.21% to 6.25%.

Certain of the Company's long-term debt agreements require, among other things, the maintenance of specified interest and rent coverage ratios and amounts of tangible net worth. They also contain restrictions on dividend payments. The Company is in compliance with these requirements at March 31, 2001. These agreements permit mortgages and specific lease financing arrangements with other parties with certain limitations.

As of March 31, 2001, the Company had cash and equivalents of $.8 million.

INFLATION

The Company does not believe its operations have been materially affected by inflation. The Company has been successful, in many cases, in mitigating the effects of merchandise cost increases principally through the use of volume discounts and alternative vendors.

FINANCIAL ACCOUNTING STANDARDS

On June 17, 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 2000. This statement standardizes the accounting for derivatives and hedging activities and requires that all derivatives be recognized in the statement of financial position as either assets or liabilities at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are to be reported in earnings. Adoption of this standard did not have a material effect on the Company's financial position, results of operations or cash flows in the first quarter of fiscal 2002.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from potential changes in interest rates. The Company regularly evaluates these risks and has entered into four interest rate swap agreements, expiring from 2002 to 2005, with an aggregate notional amount of $42.3 million. The agreements limit the interest rate exposure on the Company's floating rate debt via the exchange of fixed and floating rate interest payments periodically over the life of the agreement without the exchange of the underlying principal amounts. Fixed rates under these agreements range from 5.21% to 7.15%.

At March 31, 2001 and 2000, approximately 2% and 1% respectively, of the Company's long-term debt, excluding capital leases, is at fixed interest rates and therefore, the fair value is affected by changes in market interest rates. Long-term debt, including current portion, had a carrying amount of $57.1 million and a fair value of $55.2 million as of March 31, 2001, as compared to a carrying amount of $66.9 million and a fair value of $65.3 million as of March 31, 2000. The Company's cash flow exposure on floating rate debt, which is not supported by interest rate swap agreements, would have resulted in interest expense fluctuating approximately $.5 million for each of the years ended March 31, 2001 and 2000, given a 1% change in LIBOR.

The Company believes the amount of risk and the use of derivative financial instruments described above are not material to the Company's financial condition or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                           PAGE

Report of Independent Accountants...........................................18

Audited Financial Statements:
         Consolidated Balance Sheet at March 31, 2001 and 2000..............19

         Consolidated Statement of Income for the three
                  years ended March 31, 2001................................20

         Consolidated Statement of Changes in Shareholders'
                  Equity for the three years ended March 31, 2001...........21

         Consolidated Statement of Cash Flows for the three
                  years ended March 31, 2001................................22

         Notes to Consolidated Financial Statements.........................23

Selected Quarterly Financial Information (Unaudited)........................38

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of
Monro Muffler Brake, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Monro Muffler Brake, Inc. and its subsidiaries at March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP
Rochester, New York
May 16, 2001

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                                                                                     MARCH 31,
                                                                                                     ---------
                                                                                               2001              2000
                                                                                               ----              ----
                                                                                                (DOLLARS IN THOUSANDS)

ASSETS
Current assets:
    Cash and equivalents, including interest-bearing accounts of $751
      in 2001 and $507 in 2000                                                                     $  751           $  507
    Trade receivables                                                                               1,161              980
    Inventories                                                                                    41,071           39,698
    Deferred income tax asset                                                                         899            1,415
    Other current assets                                                                            5,885            5,537
                                                                                          ----------------   --------------
                Total current assets                                                               49,767           48,137
                                                                                          ----------------   --------------

Property, plant and equipment                                                                     209,420          202,779
    Less - Accumulated depreciation and amortization                                              (77,934)         (68,904)
                                                                                          ----------------   --------------
                Net property, plant and equipment                                                 131,486          133,875
Other noncurrent assets                                                                            12,586           14,013
                                                                                          ----------------   --------------
                Total assets                                                                     $193,839         $196,025
                                                                                          ================   ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                                             $10,646          $ 8,455
    Trade payables                                                                                 11,148           11,608
    Federal and state income taxes payable                                                            648              718
    Accrued interest                                                                                  477              288
    Accrued payroll, payroll taxes and other payroll benefits                                       5,150            4,474
    Accrued insurance                                                                                 948            1,539
    Accrued restructuring costs                                                                       400            1,210
    Other current liabilities                                                                       7,152            7,969
                                                                                          ----------------   --------------
                Total current liabilities                                                          36,569           36,261

Long-term debt                                                                                     50,857           63,639
Other long-term liabilities                                                                           730            1,058
Accrued long-term restructuring costs                                                               1,859            2,487
Deferred income tax liability                                                                       6,014            3,805
                                                                                          ----------------   --------------
                Total liabilities                                                                  96,029          107,250
                                                                                          ----------------   --------------

Commitments
Shareholders' equity:
    Class C Convertible Preferred Stock, $1.50 par value, $.216 conversion
      value; 150,000 shares authorized; 91,727 shares issued and outstanding                          138              138
    Common Stock, $.01 par value, 15,000,000 shares authorized; 8,373,678 shares
       issued at March 31, 2001; 8,321,701 shares issued at March 31, 2000                             84               83
    Treasury Stock, 216,800 shares at March 31, 2001; 100,100 shares at
       March 31, 2000; at cost                                                                     (1,831)            (803)
    Additional paid-in capital                                                                     36,344           35,978
    Retained earnings                                                                              63,075           53,379
                                                                                          ----------------   --------------
                Total shareholders' equity                                                         97,810           88,775
                                                                                          ----------------   --------------
                Total liabilities and shareholders' equity                                       $193,839         $196,025
                                                                                          ================   ==============


   The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
--------------------------------------------------------------------------------

                                                                                                YEAR ENDED MARCH 31,
                                                                                                --------------------
                                                                                      2001              2000            1999
                                                                                      ----              ----            ----
                                                                                            (DOLLARS IN THOUSANDS, EXCEPT
                                                                                                   PER SHARE DATA)

Sales                                                                                  $222,955        $223,605        $193,458
Cost of sales, including distribution and occupancy costs                               133,196         134,169         115,117
                                                                                   -------------     -----------     -----------

Gross profit                                                                             89,759          89,436          78,341
Operating, selling, general and administrative expenses                                  66,988          66,889          64,062
                                                                                   -------------     -----------     -----------

Operating income                                                                         22,771          22,547          14,279
Interest expense, net of interest income of $95 in 2001, $56 in 2000
    and $32 in 1999                                                                       5,768           6,831           5,600
Other expense, net                                                                          896           2,091             730
                                                                                   -------------     -----------     -----------

Income before provision for income taxes                                                 16,107          13,625           7,949
Provision for income taxes                                                                6,411           5,418           3,203
                                                                                   -------------     -----------     -----------

Net income                                                                              $ 9,696         $ 8,207         $ 4,746
                                                                                   =============     ===========     ===========

Earnings per share:
       Basic                                                                             $ 1.19          $  .99          $  .57
                                                                                   =============     ===========     ===========
       Diluted                                                                           $ 1.09          $  .92          $  .53
                                                                                   =============     ===========     ===========

Weighted average number of shares of Common Stock and Common Stock equivalents used in computing earnings per share:

       Basic                                                                              8,182           8,305           8,317
                                                                                   =============     ===========     ===========
       Diluted                                                                            8,891           8,964           8,997
                                                                                   =============     ===========     ===========


   The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

--------------------------------------------------------------------------------

                                                         CLASS C
                                                       CONVERTIBLE                          ADDITIONAL
                                                        PREFERRED    COMMON   TREASURY       PAID-IN        RETAINED
                                                          STOCK      STOCK     STOCK         CAPITAL        EARNINGS        TOTAL
                                                       -----------   ------   --------       --------       --------       --------

                                                                               (DOLLARS IN THOUSANDS)


Balance at March 31, 1998                                   $138      $79                    $ 29,284       $ 47,057       $ 76,558

Net income                                                                                                     4,746          4,746

Other comprehensive income (1):
  Minimum pension liability adjustment                                                                          (317)          (317)

Exercise of stock options                                                                         462                           462

Stock dividend                                                          4                       6,624         (6,629)            (1)

Note receivable from shareholder                                                                 (497)                         (497)
                                                            ----      ---      -------       --------       --------       --------

Balance at March 31, 1999                                    138       83                      35,873         44,857         80,951

Net income                                                                                                     8,207          8,207

Other comprehensive income (1):
  Minimum pension liability adjustment                                                                           315            315

Note receivable from shareholder                                                                  105                           105

Purchase of treasury shares                                                    $  (803)                                        (803)
                                                            ----      ---      -------       --------       --------       --------

Balance at March 31, 2000                                    138       83         (803)        35,978         53,379         88,775

Net income                                                                                                     9,696          9,696

Exercise of stock options                                               1                         262                           263

Note receivable from shareholder                                                                  104                           104

Purchase of treasury shares                                                     (1,028)                                      (1,028)
                                                            ----      ---      -------       --------       --------       --------

Balance at March 31, 2001                                   $138      $84      $(1,831)      $ 36,344       $ 63,075       $ 97,810
                                                            ====      ===      =======       ========       ========       ========


(1) Components of comprehensive income are reported net of related taxes of $210.



   The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                       YEAR ENDED MARCH 31,
                                                                                       --------------------
                                                                            2001              2000              1999
                                                                            ----              ----              ----
                                                                                      (DOLLARS IN THOUSANDS)
                                                                                   INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
     Net income                                                             $9,696             $8,207           $  4,746
                                                                         -----------        -----------        ------------
     Adjustments to reconcile net income to net cash provided
         by operating activities -
         Depreciation and amortization                                      12,963             13,058             11,751
         Net change in deferred income taxes                                 2,725              1,736                708
         (Gain) loss on disposal of property, plant and equipment             (154)                59               (191)
         (Increase) decrease in trade receivables                             (181)               311               (450)
         Increase in inventories                                            (1,330)            (1,042)            (4,385)
         (Increase) decrease in other current assets                          (393)              (477)             1,101
         Decrease (increase) in other noncurrent assets                        947                104             (1,780)
         (Decrease) increase in trade payables                                (460)             1,863             (2,892)
         (Decrease) increase in accrued expenses                            (1,205)            (1,653)             1,134
         Increase (decrease) in income taxes payable                           (70)             1,808             (1,090)
         Decrease in other long-term liabilities                            (1,145)            (1,393)                (1)
                                                                         -----------        -----------        ------------
               Total adjustments                                            11,697             14,374              3,905
                                                                         -----------        -----------        ------------
               Net cash provided by operating activities                    21,393             22,581              8,651
                                                                         -----------        -----------        ------------

Cash flows from investing activities:
     Capital expenditures                                                  (11,045)           (14,265)           (23,310)
     Proceeds from the sale of property, plant and equipment                 1,113              2,235              8,114
     Payment for purchase of Speedy stores                                                                       (20,632)
                                                                         -----------        ------------       ------------
               Net cash used for investing activities                       (9,932)           (12,030)           (35,828)
                                                                         -----------        ------------       ------------

Cash flows from financing activities:
     Proceeds from borrowings                                               77,050            121,067            147,155
     Principal payments on long-term debt and capital
       lease obligations                                                   (87,502)          (135,907)          (119,659)
     Purchase of common stock                                               (1,028)              (803)
     Exercise of stock options                                                 263                                   462
     Loan to shareholder                                                                                            (497)
                                                                         -----------        -----------        ------------
               Net cash (used for) provided by financing activities        (11,217)           (15,643)            27,461

Increase (decrease) in cash                                                    244             (5,092)               284
Cash at beginning of year                                                      507              5,599              5,315
                                                                         -----------        -----------        ------------
Cash at end of year                                                      $     751          $     507          $   5,599
                                                                         ===========        ===========        ============


   The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

BACKGROUND

Monro Muffler Brake, Inc. and its wholly owned subsidiaries, Monro Service Corporation and Monro Leasing, LLC (the "Company"), had 511 Company-operated and 19 dealer-operated automotive repair centers located primarily in the northeast region of the United States as of March 31, 2001.

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

Substantially all merchandise inventories are valued under the last-in, first-out (LIFO) method. Under the first-in, first-out (FIFO) method, these inventories would have been $47,000, $124,000 and $170,000 higher at March 31, 2001, 2000 and 1999, respectively. The FIFO value of inventory approximates the current replacement cost.

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

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

In accordance with Statement of Financial Accounting Standards No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company assesses all long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

GOODWILL

Goodwill is amortized on a straight-line basis over periods ranging from 7 to 20 years. In accordance with SFAS 121, the Company evaluates goodwill for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

Prepaid advertising at March 31, 2001 and 2000 and advertising expense for the years ended March 31, 2001, 2000 and 1999 were not material to these financial statements.

STORE OPENING AND CLOSING COSTS

New store opening costs are charged to expense in the fiscal year when incurred. When the Company closes a store, the estimated unrecoverable costs, including the remaining lease obligation, are charged to expense.

INTEREST RATE HEDGE AGREEMENTS

The Company enters into interest rate hedge agreements which involve the exchange of fixed and floating rate interest payments periodically over the life of the agreements without the exchange of the underlying principal amounts. The differential to be paid or received is accrued as interest rates change and is recognized over the life of the agreements as an adjustment to interest expense. The Company does not utilize financial instruments for trading or other speculative purposes.

The Company adopted Statement of Financial Accounting Standards No. 133 effective April 1, 2001. Adoption of this standard did not have a material effect on the Company's financial position, results of operations or cash flows.

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

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

In connection with the acquisition, the Company recorded a reserve for accrued restructuring costs of approximately $7.8 million. This reserve relates to costs associated with the closing of 41 duplicative or poorly performing Speedy stores, and includes charges for rent and real estate taxes (net of anticipated sublease income), the write down of assets to their fair market value, and net losses experienced by these stores through their closure date. The remaining balance in the accrued restructuring reserve was $2.3 million at March 31, 2001.

The excess of the aggregate purchase price over the fair value of net assets acquired of approximately $9.4 million is being amortized on a straight-line basis over 20 years.

An investment banking firm associated with a principal shareholder/director of the Company served as consultant to the Company in connection with the acquisition and related financing (Note 12).

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

The major classifications of property, plant and equipment are as follows:

                                                 MARCH 31, 2001                                MARCH 31, 2000
                                                 --------------                                --------------
                                   OWNED            LEASED           TOTAL            OWNED         LEASED         TOTAL
                                   -----            ------           -----            -----         ------         -----
                                                                   (DOLLARS IN THOUSANDS)

Land                              $27,143                            $27,143          $26,267                      $26,267
Buildings and
   improvements                    90,851           $6,950            97,801           88,206        $7,084         95,290
Equipment, signage
   and fixtures                    71,573                             71,573           67,674                       67,674
Vehicles                           10,076            1,226            11,302           10,313         1,299         11,612
Construction-in-
   progress                         1,601                              1,601            1,936                        1,936
                            --------------    -------------    --------------     ------------    ----------    -----------
                                  201,244            8,176           209,420          194,396         8,383        202,779
     Less - Accumulated
       depreciation and
       amortization                72,436            5,498            77,934           63,808         5,096         68,904

                            --------------    -------------    --------------     ------------    ----------    -----------
                                 $128,808           $2,678          $131,486         $130,588        $3,287       $133,875
                            ==============    =============    ==============     ============    ==========    ===========


Interest costs capitalized aggregated $343,000 in 2001 and $292,000 in 2000.

Amortization expense recorded under capital leases totaled $534,000, $552,000 and $470,000 for the years ended March 31, 2001, 2000 and 1999, respectively.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4 - OTHER NONCURRENT ASSETS

Other noncurrent assets consist of the following:

                                                                             MARCH 31,
                                                                            ----------
                                                                          2001        2000
                                                                          ----        ----
                                                                       (DOLLARS IN THOUSANDS)

Goodwill                                                                $ 9,094      $ 9,724
Deferred debt issuance costs                                              1,265        1,847
Barter trade credits                                                      1,506        1,507
Non-compete agreements                                                      172          283
Investment in limited partnership                                           292          310
Other                                                                       257          342
                                                                        -------      -------
                                                                        $12,586      $14,013
                                                                        =======      =======

Accumulated amortization associated with noncurrent assets at March 31, 2001 and 2000 amounted to $3,542,000 and $2,486,000, respectively. Amortization expense totaled $692,000, $795,000 and $510,000 for the years ended March 31, 2001, 2000 and 1999, respectively.

NOTE 5 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                                     MARCH 31,
                                                                                                     ---------
                                                                                                2001             2000
                                                                                                ----             ----
                                                                                                (DOLLARS IN THOUSANDS)

     Revolving Credit Facility                                                                 $32,100          $35,350
     Term loan financing, LIBOR-based,
         due in installments through fiscal year 2004 (a)                                       17,500           21,250
     Mortgage Notes Payable, LIBOR plus 1.0%, secured by store properties, due
        in installments through 2003 (a)                                                         4,182            6,740
     Mortgage Note Payable, LIBOR plus .8%, secured by warehouse and
        office building, due in installments through 2006 (a)                                    2,162            2,310
     Term loan financing, LIBOR plus .8%, secured by warehouse and
        office building, due in installments through 2004 (a)                                      239              332
     Mortgage Note Payable, non-interest bearing, secured by warehouse and office
        land, due in one installment in 2015                                                       660              660
     Other notes, 7.75% to 8.0%, partially secured by store equipment, due in
        installments through 2008                                                                  212              272
     Obligations under capital leases at various interest rates, secured by store
     properties and certain equipment, due in installments through 2014                          4,448            5,180
                                                                                          -------------    -------------
                                                                                                61,503           72,094
          Less - Current portion                                                                10,646            8,455
                                                                                          -------------    -------------

                                                                                               $50,857          $63,639
                                                                                          =============    =============


(a) The prime rate at March 31, 2001 was 8.0%. The London Interbank Offered Rate (LIBOR) at March 31, 2001 was 5.08%.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Concurrent with the closing of the Speedy acquisition in September 1998, the Company obtained a new $135 million secured credit facility from a syndication of lenders led by The Chase Manhattan Bank. Approximately $55 million was borrowed under this facility to pay the all-cash purchase price, including transaction expenses of approximately $4 million. In addition, the Company refinanced approximately $35 million of indebtedness through the new credit facility, with the balance of the facility available for future working capital needs. More specifically, the new financing structure consists of a $25 million term loan (of which approximately $18 million was outstanding at March 31, 2001), a $75 million Revolving Credit facility (of which approximately $32 million was outstanding at March 31, 2001), and synthetic lease (off-balance sheet) financing for a significant portion of the Speedy real estate, totaling $35 million (of which approximately $32 million was outstanding at March 31, 2001). The loans bear interest at the prime rate or other LIBOR-based rate options tied to the Company's financial performance. The Company must also pay a facility fee on the unused portion of the commitment.

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

Within the aforementioned $75 million Revolving Credit facility, the Company has available a subfacility of $7 million for the purpose of issuing stand-by letters of credit. The line requires fees aggregating 1.875% annually of the face amount of each stand-by-letter of credit, payable quarterly in arrears. No letters of credit were outstanding under this line at March 31, 2001.

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

Interest is payable monthly on the Mortgage Notes Payable which have seven year terms. Equal monthly installments of principal are required based on 20-year amortization periods.

The Company is a party to three additional interest rate swap agreements, expiring in calendar years 2002 and 2003, with an aggregate notional amount of $40.0 million. The purpose of these agreements is to limit the interest rate exposure on the Company's floating rate debt. Fixed rates under these agreements range from 5.21% to 6.25%.

Certain of the Company's long-term debt agreements require, among other things, the maintenance of specified interest and rent coverage ratios and amounts of tangible net worth. They also contain restrictions on dividend payments. The Company is in compliance with these requirements at March 31, 2001. These agreements permit mortgages and specific lease financing arrangements with other parties with certain limitations.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Aggregate debt maturities over the next five years and thereafter are as follows:

                                                            CAPITAL LEASES
                                                            --------------
                                                       AGGREGATE         IMPUTED       ALL OTHER
                          YEAR ENDED MARCH 31,          AMOUNT          INTEREST         DEBT             TOTAL
                          --------------------          ------          --------         ----             -----
                                                                (DOLLARS IN THOUSANDS)

                                  2002                    $1,260          $(629)        $10,015          $10,646
                                  2003                     1,004           (555)         10,361           10,810
                                  2004                       914           (514)         34,235           34,635
                                  2005                       876           (466)            164              574
                                  2006                       754           (412)            164              506
                                  Thereafter               3,282         (1,067)          2,117            4,332
                                                                                                       ----------
                                           Total                                                         $61,503
                                                                                                       ==========

The interest amounts and balloon payment due under the synthetic lease financing are treated as operating rent commitments, and are excluded from this table of aggregate debt maturities (Note 10).

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments consist of the following:

                                                           MARCH 31, 2001                                MARCH 31, 2000
                                                           --------------                                --------------
                                                NOTIONAL      CARRYING        FAIR            NOTIONAL      CARRYING        FAIR
                                                 AMOUNT        AMOUNT        VALUE             AMOUNT        AMOUNT        VALUE
                                                 ------        ------        -----             ------        ------        -----
                                                                            (DOLLARS IN THOUSANDS)

LIABILITIES
Long-term debt, including current portion                      $57,055      $55,168                          $66,914       $65,332

DERIVATIVE INSTRUMENTS
Interest rate swap agreements                   $42,333                                        $50,086


The fair value of cash and cash equivalents, accounts receivable and accounts payable, approximated book value at March 31, 2001 and 2000 because their maturity is generally less than one year in duration. The fair value of long-term debt was estimated based on discounted cash flow analyses using either quoted market prices for the same or similar issues, or the current interest rates offered to the Company for debt with similar maturities.

While it is not the Company's intention to terminate its derivative financial instruments, fair values were estimated, based on market rates or quotes from brokers, which represented the amounts that the Company would receive or pay if the instruments were terminated at the balance sheet dates. These fair values indicated that the termination of interest rate swaps would have resulted in a $.6 million loss and a $2.1 million gain, as of March 31, 2001 and 2000, respectively.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7 - INCOME TAXES

The components of the provision for income taxes are as follows:


                                                               YEAR ENDED MARCH 31,
                                                               --------------------
                                                         2001          2000          1999
                                                         ----          ----          ----
                                                              (DOLLARS IN THOUSANDS)

Currently payable -
     Federal                                             $3,092        $2,920        $2,075
     State                                                  594           762           630
                                                       ---------     ---------     ---------
                                                          3,686         3,682         2,705
                                                       ---------     ---------     ---------
Deferred -
     Federal                                              2,322         1,392            423
     State                                                  403           344             75
                                                       ---------     ---------     ----------
                                                          2,725         1,736            498
                                                       ---------     ---------     ----------
               Total                                     $6,411        $5,418         $3,203
                                                       =========     =========     ==========

Deferred tax (liabilities) assets consist of the following:

                                                                                          YEAR ENDED MARCH 31,
                                                                                          --------------------
                                                                              2001                 2000                 1999
                                                                              ----                 ----                 ----
                                                                                    (DOLLARS IN THOUSANDS)

Property and equipment basis differences                                     $(4,472)             $(2,858)             $(2,591)
Prepaid expenses                                                                (360)                (371)                (417)
Partnership investment                                                          (304)                (316)                (389)
Goodwill                                                                      (1,153)                (793)
Capital leases                                                                  (362)
Pension                                                                         (507)                (192)                 (83)
Other                                                                           (134)                (139)                (159)
                                                                    ------------------    -----------------    -----------------

               Gross deferred tax liabilities                                 (7,292)              (4,669)              (3,639)
                                                                    ------------------    -----------------    -----------------

Capital leases                                                                                        165                  548
Insurance accruals                                                               505                  715                  748
Vacation accrual                                                                 307                  306                  330
Warranty and other reserves                                                      597                  649                  558
Other                                                                            768                  444                  801
                                                                    -----------------    -----------------    -----------------

               Gross deferred tax assets                                       2,177                2,279                2,985
                                                                    -----------------    -----------------    -----------------

               Net deferred tax liability                                    $(5,115)             $(2,390)              $ (654)
                                                                    =================     ================     ================


The Company has $4.3 million of net operating loss carryforwards available as of March 31, 2001. The carryforwards expire in varying amounts from 2004 through 2020.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

A reconciliation between the U. S. Federal statutory tax rate and the effective tax rate reflected in the accompanying financial statements is as follows:

                                                                         YEAR ENDED MARCH 31,
                                                                         --------------------
                                                 2001                            2000                            1999
                                                 ----                            ----                            ----
                                        AMOUNT         PERCENT          AMOUNT         PERCENT          AMOUNT         PERCENT
                                        ------         -------          ------         -------          ------         -------
                                                                        (DOLLARS IN THOUSANDS)

Federal income tax based on
   statutory tax rate applied
   to income before taxes                 $5,571          34.6          $4,669             34.3           $2,703             34.0
State income tax, net of
   Federal income tax benefit                759           4.7             671              4.9              465              5.9
Other                                         81            .5              78               .6               35               .4
                                      -----------      --------    ------------     ------------     ------------     ------------
                                          $6,411          39.8          $5,418             39.8           $3,203             40.3
                                      ===========      ========    ============     ============     ============     ============


NOTE 8 - CONVERTIBLE PREFERRED STOCK AND COMMON STOCK

A summary of the changes in the number of shares of Class C preferred stock and common stock is as follows:

                                                                                    CLASS C
                                                                  COMMON          CONVERTIBLE
                                                                   STOCK           PREFERRED          TREASURY
                                                                  SHARES          STOCK SHARES         STOCK
                                                                  ISSUED             ISSUED            SHARES
                                                                  ------             ------            ------

Balance at March 31, 1998                                         7,876,901              91,727
Stock options exercised                                              51,030
Stock dividend                                                      393,770
                                                                ------------     ---------------
Balance at March 31, 1999                                         8,321,701              91,727
Purchase of treasury shares                                                                              100,100
                                                                ------------     ---------------    -------------
Balance at March 31, 2000                                         8,321,701              91,727          100,100
Stock options exercised                                              51,977
Purchase of treasury shares                                                                              116,700
                                                                ------------     ---------------    -------------
Balance at March 31, 2001                                         8,373,678              91,727          216,800
                                                                ============     ===============    =============

On May 13, 1998, the Board of Directors declared a five percent stock dividend on the Company's common stock, paid June 18, 1998, to shareholders of record as of June 8, 1998. All share and per share information included in the accompanying financial statements and notes have been adjusted to give retroactive effect to this dividend.

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

Under the 1984 and 1987 Incentive Stock Option Plans, 727,672 shares (as retroactively adjusted for stock dividends) of the common stock were reserved for issuance to officers and key employees. The 1989 Incentive Stock Option Plan authorized an additional 173,255 shares (as retroactively adjusted for stock dividends) for issuance.

In January 1994, May 1995 and May 1997, the Board of Directors authorized an additional 257,809, 109,974 and 210,000 shares, respectively (as retroactively adjusted for stock dividends), for issuance under the 1989 Plan. These amounts were approved by shareholders in August 1994, August 1995 and August 1997, respectively.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

In November 1998, the Board of Directors authorized the 1998 Incentive Stock Option Plan, reserving 750,000 shares of common stock for issuance to officers and key employees. The Plan was approved by shareholders in August 1999.

Generally, options vest within the first five years of their term, and have a duration of ten years. Outstanding options are exercisable for various periods through March 2011.

A summary of changes in outstanding stock options (as retroactively adjusted for stock dividends) is as follows:


                                    WEIGHTED AVERAGE                                                                  AVAILABLE
                                     EXERCISE PRICE                OUTSTANDING              EXERCISABLE               FOR GRANT
                                     --------------                -----------              -----------               ---------

At March 31, 1998                        $ 11.81                     418,873                   201,901                   338,541

Authorized                                                                                                               750,000
Granted                                  $  9.01                     547,888                                            (547,888)
Became exercisable                                                                              66,464
Exercised                                $  9.06                     (51,030)                  (51,030)
Canceled                                 $ 12.38                      (9,136)                   (4,018)                    9,136
Rounding for stock dividend                                              (18)                       (3)
                                                                  -----------              ------------              ------------
At March 31, 1999                        $ 10.26                     906,577                   213,314                   549,789

Granted                                  $  8.11                      30,000                                             (30,000)
Became exercisable                                                                             161,069
Canceled                                 $ 13.79                     (96,452)                  (31,434)                   96,452
                                                                  -----------              ------------              ------------
At March 31, 2000                        $  9.78                     840,125                   342,949                   616,241

Granted                                  $  8.15                      94,250                                             (94,250)
Became exercisable                                                                             106,484
Exercised                                $  5.05                     (51,977)                  (51,977)
Canceled                                 $ 11.00                     (22,594)                  (11,096)                   22,594
                                                                  -----------              ------------              ------------
At March 31, 2001                        $ 10.03                     859,804                   386,360                   544,585
                                                                  ===========              ============              ============


The following table summarizes information about fixed stock options outstanding at March 31, 2001:


                                       OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
                                       -------------------                                   -------------------
                                                   WEIGHTED      WEIGHTED                                    WEIGHTED
                                                   AVERAGE        AVERAGE                                     AVERAGE
       RANGE OF                 SHARES            REMAINING      EXERCISE                    SHARES          EXERCISE
   EXERCISE PRICES           UNDER OPTION            LIFE          PRICE                  UNDER OPTION         PRICE
   ---------------           ------------            ----          -----                  ------------         -----

   $ 6.31 - $10.00             570,675               6.94         $ 7.91                     139,281          $ 7.82
   $10.01 - $15.00             228,229               4.00         $13.57                     214,975          $13.48
   $15.01 - $17.58              60,900               4.23         $16.63                      32,104          $16.67


In August 1994, the Board of Directors authorized a non-employee directors' stock option plan which was approved by shareholders in August 1995. The Plan initially reserved 66,852 shares of common stock (as retroactively adjusted for stock dividends), and provides for (i) the grant to each non-employee director as of August 1, 1994 of an option to purchase 3,039 shares of the Company's common stock (as retroactively adjusted for stock dividends) and (ii) the annual grant to each non-employee director of an option to purchase 3,039 shares (as retroactively adjusted for stock dividends) on the date of the annual meeting of shareholders beginning in 1995. The options expire ten years from the date of grant and have an exercise price equal to the fair market value of the Company's common stock on the date of grant. Options vest immediately upon issuance.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

In May 1997 and May 1999, the Board of Directors authorized an additional 68,250 and 65,000 shares, respectively (as retroactively adjusted for stock dividends) for issuance under the Plan. These amounts were approved by shareholders in August 1997 and August 1999, respectively.

A summary of changes in these stock options is as follows:

                             OPTION PRICE                                                                             AVAILABLE
                               PER SHARE                     OUTSTANDING                  EXERCISABLE                 FOR GRANT
                               ---------                     -----------                  -----------                 ---------

AT MARCH 31, 1998            $12.74 - $17.01                    85,084                      85,084                      50,018

Granted                               $12.63                    21,273                      21,273                     (21,273)
                                                            -----------                  ----------                  -----------
AT MARCH 31, 1999            $12.63 - $17.01                   106,357                     106,357                      28,745

Authorized                                                                                                              65,000
Granted                                $7.50                    21,273                      21,273                     (21,273)
                                                            -----------                  ----------                  -----------
AT MARCH 31, 2000             $7.50 - $17.01                   127,630                     127,630                      72,472

Granted                                $9.38                    21,273                      21,273                     (21,273)
                                                            -----------                  ----------                  ------------
AT MARCH 31, 2001             $7.50 - $17.01                   148,903                     148,903                      51,199
                                                            ===========                  ==========                  ============

As permitted under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", the Company measures stock-based compensation cost as the excess of the quoted market price of the Company's common stock at the grant date over the amount the employee must pay for the stock. However, SFAS 123 requires disclosure of pro forma net income and pro forma net income per share as if the fair value-based method had been applied in measuring compensation cost for the stock-based awards granted subsequent to fiscal year 1995. Management believes that 2000 and 1999 pro forma amounts are not representative of the effects of stock-based awards on future pro forma net income and pro forma earnings per share because those pro forma amounts exclude the pro forma compensation expense related to unvested stock options granted before fiscal 1996.

Reported and pro forma net income and earnings per share amounts are set forth below:

                                                        YEAR ENDED MARCH 31,
                                                        --------------------
                                                    2001          2000           1999
                                                    ----          ----           ----
                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Net income
  As reported                                      $9,696         $8,207         $4,746
  Pro forma                                         9,132          7,518          3,978

Earnings per share - diluted
  As reported                                       $1.09          $ .92          $ .53
  Pro forma                                         $1.01          $ .84          $ .44

The weighted average fair value per option at the date of grant for options granted during fiscal 2001, 2000 and 1999 was $4.36, $4.30 and $4.40, respectively.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The fair values of the options granted were estimated on the date of their grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

                                                  YEAR ENDED MARCH 31,
                                                  --------------------
                                         2001            2000            1999
                                         ----            ----            ----

Risk free interest rate                  6.02%           6.29%           4.83%
Expected life                          9 years         9 years         9 years
Expected volatility                      29.7%           30.0%           30.5%
Expected dividend yield                     0%              0%              0%


Forfeitures are recognized as they occur.

NOTE 9 - EARNINGS PER COMMON SHARE

The following is a reconciliation of basic and diluted earnings per common share for the respective years:

                                                                                             FISCAL YEAR
                                                                                             -----------
                                                                                2001             2000            1999
                                                                                ----             ----            ----

NUMERATOR FOR EARNINGS PER COMMON SHARE CALCULATION:
   Net income                                                                  $9,696           $8,207          $4,746
                                                                           ===========      ===========    ============

DENOMINATOR FOR EARNINGS PER COMMON SHARE CALCULATION:
   Weighted average common shares, basic                                        8,182            8,305           8,317
   Effect of dilutive securities:
      Preferred stock                                                             636              636             636
      Stock options                                                                73               23              44
                                                                           -----------      -----------    ------------
   Weighted average common shares, diluted                                      8,891            8,964           8,997
                                                                           ===========      ===========    ============

BASIC EARNINGS PER COMMON SHARE:                                               $ 1.19            $ .99           $ .57
                                                                           ===========      ===========    ============

DILUTED EARNINGS PER COMMON SHARE:                                             $ 1.09            $ .92           $ .53
                                                                           ===========      ===========    ============


NOTE 10 - OPERATING LEASES AND OTHER COMMITMENTS

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

In recent years, the Company has entered into agreements for the sale/leaseback of certain stores, and into agreements for the sale/leaseback of store equipment. The Company has lease renewal options under the real estate agreements at projected future fair market values, and has both purchase and renewal options under the equipment lease agreements. Realized gains are deferred and are credited to income as rent expense adjustments over the lease terms.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


Future minimum payments required under noncancellable leases are as follows:

                                                                              LESS-
                                                                             SUBLEASE
YEAR ENDED MARCH 31,             SYNTHETIC LEASE            OTHER             INCOME            TOTAL
--------------------             ---------------            -----             ------            -----
                                                     (DOLLARS IN THOUSANDS)

2002                                   $2,214               $14,520           $ (559)           $16,175
2003                                    2,214                13,495             (464)            15,245
2004                                   27,999                11,465             (372)            39,092
2005                                                          9,736             (310)             9,426
2006                                                          7,711             (201)             7,510
Thereafter                                                   24,759             (383)            24,376
                                    ----------          ------------       -----------       -----------

Total                                 $32,427               $81,686          $(2,289)          $111,824
                                    ==========          ============       ===========       ===========


Rent expense under operating leases, net of sublease income, totaled $16,444,000, $16,406,000 and $13,019,000 in 2001, 2000 and 1999, respectively, including contingent rentals of $347,000, $428,000 and $508,000 in each respective year. Sublease income totaled $657,000, $704,000 and $440,000, respectively, in 2001, 2000 and 1999.

Future minimum lease commitments include amounts payable under the synthetic lease agreement structured to finance most of the real estate in the Speedy acquisition (Notes 2 and 5). Should the Company or the lessor choose not to renew the lease at the end of its initial five year term, the Company may buy all of the properties (including closed stores) for their original acquisition cost of $32.4 million. Alternatively, the properties will be sold, and the Company has guaranteed a residual value of 81.5% of the acquisition cost. Of the $28.0 million commitment for fiscal year 2004, approximately $26.4 million represents the minimum principal amount (i.e. the guaranteed residual) due on September 15, 2003, should the synthetic lease not be renewed. Renewal options provide for one five year renewal term and 30 additional renewal terms of one year each.

The Company has entered into various contracts with parts suppliers which require it to buy up to 90% of its annual purchases of specific products including brakes, exhaust, oil and ride control at market prices. The agreements expire at various dates through December 2004. The Company believes these agreements provide it with high quality, branded merchandise at preferred pricing, along with strong marketing and training support.

NOTE 11 - EMPLOYEE  RETIREMENT AND PROFIT SHARING PLANS

The Company has a noncontributory defined benefit plan that is available to certain full-time employees who were employed with the Company prior to April 2, 1998. The Company's Board of Directors approved a plan whereby the benefits of the defined benefit plan would be frozen and the plan would be closed to new participants as of that date. Prior to this amendment, coverage under the plan began after completing one year of service and attainment of age 21. Benefits were based primarily on years of service and employees' pay near retirement. The Company's funding policy is consistent with the funding requirements of Federal law and regulations. Plan assets are invested in fixed income funds.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


The funded status of the plan at March 31 is set forth below:

                                                             YEAR ENDED MARCH 31,
                                                             --------------------
                                                            2001              2000
                                                            ----              ----
                                                            (DOLLARS IN THOUSANDS)


CHANGE IN PLAN ASSETS:

Fair value of plan assets at beginning of year              $5,289            $4,755
Actual return on plan assets                                   874                25
Employer contribution                                          631               785
Benefits paid                                                 (593)             (276)
                                                         ------------      -----------
Fair value of plan assets at end of year                     6,201             5,289
                                                         ------------      -----------

CHANGE IN BENEFIT OBLIGATION:

Benefit obligation at beginning of year                      5,139             5,936
Service cost                                                                     280
Interest cost                                                  417               415
Impact of amendments                                                            (560)
Actuarial loss (gain)                                        1,004              (656)
Benefits paid                                                 (593)             (276)
                                                         -----------       -----------
Benefit obligation at end of year                            5,967             5,139
                                                         ------------      -----------


Funded status of plan                                          234               150
Unrecognized net loss                                          900               420
Unrecognized net transition asset                              (29)              (58)
                                                         ------------      -----------
Pension asset at March 31                                   $1,105          $    512
                                                         ============      ===========


Pension cost included the following components:

                                                             YEAR ENDED MARCH 31,
                                                             --------------------
                                                       2001         2000           1999
                                                       ----         ----           ----
                                                            (DOLLARS IN THOUSANDS)

Interest cost on projected benefit obligation         $ 417        $ 415          $ 379
Expected return on plan assets                         (401)        (395)          (365)
Service cost - benefits earned during the period                     280            474
Amortization of net transition asset                    (29)         (29)           (29)
Amortization of prior service cost                                     3              3
Recognized actuarial loss                                50           42             72
Curtailment                                                           16
                                                     --------     ---------      ---------
Net pension cost                                     $   37         $332           $534
                                                     ========     =========      =========



The projected benefit obligation at March 31, 2001 and 2000 assumed discount rates of 7.5% and 8.0%, respectively. Increase in future compensation levels was assumed to be 4.0% in 2000. The assumed long-term rate of return on plan assets at March 31, 2001 and 2000 was 8.0%.

The unrecognized transition asset is being amortized over 15 years beginning April 1, 1988. The unrecognized prior service cost is being amortized over 15 years beginning April 1, 1990.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


The Company has a 401(k)/profit sharing plan which covers full-time employees who meet the age and service requirements of the plan. The 401(k) salary deferral option was added to the plan during fiscal 2000. The first employee deferral occurred in March 2000. The Company makes matching contributions consistent with the provisions of the plan. The Company's matching contributions for fiscal 2001 and 2000 amounted to approximately $467,000 and $41,000, respectively. The Company may also make annual profit sharing contributions to the plan at the discretion of the Compensation and Benefits Committee of the Board of Directors. For years ended March 31, 2000 and 1999, the Company contributed $80,000 and $100,000, respectively, inclusive of forfeitures.

The Company's management bonus plan provides for the payment of annual cash bonus awards to participating employees, as selected by the Board of Directors, based primarily on the Company's attaining pre-tax income targets established by the Board of Directors. Charges to expense applicable to the management bonus plan totaled $642,000, $207,000 and $127,000 for the years ended March 31, 2001, 2000 and 1999, respectively. In addition, in August 1998, during the search for a permanent Chief Executive Officer, the Company's Board of Directors voted to award a $100,000 retention bonus to its Executive Vice President of Store Operations. The bonus was paid in April 1999. The Company also paid a $150,000 signing bonus to its new Chief Executive Officer in January 1999 upon his joining the Company. Because the Company did not attain a minimum required percentage of targeted profit performance in fiscal 1999 and 2000, expense for those years does not include any bonus amounts related to profit performance for executive officers.

NOTE 12 - RELATED PARTY TRANSACTIONS

In December 1998, the Company loaned $523,000 to its newly-appointed Chief Executive Officer to purchase 75,000 shares of the Company's common stock at the then fair market value. (This loan was made subsequent to the Executive's purchase of 25,000 shares using his own funds.) The loan, which bears an interest rate of 5.5% per annum, matures on December 1, 2003, and requires five equal annual installments of principal beginning on the first anniversary of the loan. If the Executive is employed with the Company when a principal payment is due, that installment will be forgiven by the Company. All interest is due on the fifth anniversary of the loan, and shall also be forgiven if the Executive is employed with the Company at that time. The loan is secured by the common stock.

Certain (a) principal shareholders/directors of the Company, (b) partnerships in which such persons have interests or (c) trusts of which members of their families are beneficiaries are lessors of certain facilities to the Company. Payments under such operating and capital leases amounted to $1,694,000, $1,713,000 and $1,783,000 for the years ended March 31, 2001, 2000 and 1999, respectively. Amounts payable under these lease agreements totaled $39,000 and $53,000, respectively, at March 31, 2001 and 2000.

No related party leases, other than renewals or modifications of leases on existing stores, have been entered into since May 1989, and no new leases are contemplated.

The Company has a management agreement with an investment banking firm associated with a principal shareholder/director of the Company to provide financial advice. The agreement provides for an annual fee of $160,000, plus reimbursement of out-of-pocket expenses. During fiscal 2001, 2000 and 1999, the Company incurred fees of $160,000 annually under this agreement. In addition, this investment banking firm, from time to time, provides additional investment banking services to the Company for customary fees. This firm provided financial advisory services to the Company in connection with the acquisition of and financing for Speedy Muffler King Inc., for fees of approximately $1 million in fiscal 1999 (Note 2).

Approximately half of all payments made to the investment banking firm are paid to another principal shareholder/director of the Company.

NOTE 13 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following transactions represent noncash investing and financing activities during the periods indicated:

YEAR ENDED MARCH 31, 2001

In connection with the termination of capital leases, the Company reduced debt and fixed assets by $141,000 and $75,000 respectively, and recorded a gain of $67,000.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


In connection with the sale of assets, the Company reduced fixed assets, other current liabilities and accrued long-term restructuring costs by $736,000, $84,000 and $440,000, respectively, and increased other current assets by $212,000.

YEAR ENDED MARCH 31, 2000

Capital lease obligations of $85,000 were incurred under various lease agreements.

In connection with the termination of a capital lease, the Company reduced debt and fixed assets by $331,000 and $196,000, respectively, and recorded a gain of $135,000.

In connection with the sale of assets, the Company reduced fixed assets and accrued long-term restructuring costs by $1,382,000 and $329,000, respectively, and increased other current assets and other non-current assets by $58,000 and $995,000, respectively.

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

                                                YEAR ENDED MARCH 31,
                                                --------------------
                                           2001         2000         1999
                                           ----         ----         ----
                                               (DOLLARS IN THOUSANDS)

Cash paid during the year:
   Interest, net                           $5,519      $6,728       $5,602
   Income taxes, net                       $3,755      $2,084       $3,589


NOTE 14 - LITIGATION

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

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
--------------------------------------------------------------------------------


The following table sets forth income statement data by quarter for the fiscal years ended March 31, 2001 and 2000.

                                                                                               QUARTER ENDED
                                                                                               -------------
                                                                         JUNE 30,        SEPT. 30,       DEC. 31,       MARCH 31,
                                                                           2000            2000            2000            2001
                                                                         -------         -------         -------         -------
                                                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Sales                                                                    $60,693         $60,398         $51,792         $50,072
Cost of sales                                                             34,826          35,273          31,952          31,145
                                                                         -------         -------         -------         -------
Gross profit                                                              25,867          25,125          19,840          18,927
Operating, selling, general
  and administrative expenses                                             18,437          17,675          15,930          14,946
                                                                         -------         -------         -------         -------
Operating income                                                           7,430           7,450           3,910           3,981

Interest expense, net                                                      1,600           1,525           1,399           1,244
Other expense, net                                                           105             157             239             395
                                                                         -------         -------         -------         -------
Income before provision for income taxes                                   5,725           5,768           2,272           2,342
Provision for income taxes                                                 2,278           2,296             904             933
                                                                         -------         -------         -------         -------
Net income                                                               $ 3,447         $ 3,472         $ 1,368         $ 1,409
                                                                         =======         =======         =======         =======

Basic earnings per share                                                 $   .42         $   .42         $   .17         $   .17
                                                                         =======         =======         =======         =======
Diluted earnings per share (a)                                           $   .39         $   .39         $   .15         $   .16
                                                                         =======         =======         =======         =======

Weighted average number of shares of
 Common Stock and Common Stock equivalents
  used in computing earnings per share:  Basic                             8,203           8,197           8,177           8,151
                                         Diluted                           8,882           8,930           8,884           8,865


                                                                          1999             1999             1999             2000
                                                                         -------          -------          -------          -------

Sales                                                                    $60,979          $60,513          $52,077          $50,036
Cost of sales                                                             35,391           35,356           32,145           31,277
                                                                         -------          -------          -------          -------
Gross profit                                                              25,588           25,157           19,932           18,759
Operating, selling, general
  and administrative expenses                                             19,082           17,727           15,807           14,273
                                                                         -------          -------          -------          -------
Operating income                                                           6,506            7,430            4,125            4,486

Interest expense, net                                                      1,717            1,689            1,692            1,733

Other expense, net                                                           315              400              524              852
                                                                         -------          -------          -------          -------
Income before provision for income taxes                                   4,474            5,341            1,909            1,901

Provision for income taxes                                                 1,781            2,128              760              749
                                                                         -------          -------          -------          -------
Net income                                                               $ 2,693          $ 3,213          $ 1,149          $ 1,152
                                                                         =======          =======          =======          =======
Basic earnings per share                                                 $   .32          $   .39          $   .14          $   .14
                                                                         =======          =======          =======          =======
Diluted earnings per share (a)                                           $   .30          $   .36          $   .13          $   .13
                                                                         =======          =======          =======          =======

Weighted average number of shares of
  Common Stock and Common Stock equivalents
  used in computing earnings per share:  Basic                             8,322            8,322            8,322            8,255
                                         Diluted                           8,977            8,975            8,973            8,930

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

         REPORTS ON FORM 8-K

         A report on Form 8-K was filed on March 23, 2001 reporting the Board of Directors' resolution to change the Company's fiscal year end from March 31 to the last Saturday in March. The change is effective beginning with fiscal year 2002 which begins on April 1, 2001.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MONRO MUFFLER BRAKE, INC.
                              (Registrant)

                              By /s/ Robert G. Gross
                                 ------------------------------
                                 Robert G. Gross
                                 President and Chief Executive Officer


Date: June 29, 2001

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of June 22, 2001.

Signature                        Title
---------                        -----

/s/ Catherine D'Amico            Senior Vice President-Finance, Chief
---------------------            Financial Officer and Treasurer
    Catherine D'Amico            (Principal Financial and Accounting Officer)

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

10.02* Non-Employee Directors' Stock Option Plan. (March 2001 Form S-8, Exhibit No. 4.1)**

10.02a* Amendment, dated as of May 12, 1997, to the Non-Employee Directors' Stock Option Plan. (March 2001 Form S-8, Exhibit No. 4.2) **

10.02b* Amendment, dated as of May 18, 1999, to the Non-Employee Directors' Stock Option Plan. (March 2001 Form S-8, Exhibit No. 4.3) **

10.03* 1989 Employees' Incentive Stock Option Plan, as amended through December 23, 1992. (December 1992 Form S-8, Exhibit No. 4-3)**

10.03a* Amendment, dated as of January 25, 1994, to the 1989 Employees' Incentive Stock Option Plan. (1994 Form 10-K, Exhibit No. 10.03a and March 2001 Form S-8, Exhibit No. 4.2)**

10.03b* Amendment, dated as of May 17, 1995, to the 1989 Employees' Incentive Stock Option Plan (1995 Form 10-K, Exhibit No. 10.03b and March 2001 Form S-8, Exhibit No. 4.3) **

10.03c* Amendment, dated as of May 12, 1997, to the 1989 Employees' Incentive Stock Option Plan (1997 Form 10-K, Exhibit No. 10.03c and March 2001 Form S-8, Exhibit No. 4.4)**

10.03d* Amendment, dated as of January 29, 1998 to the 1989 Employees' Incentive Stock Option Plan (1998 Form 10-K, Exhibit No. 10.03d)**

10.04* Retirement Plan of the Company, as amended and restated effective as of April 1, 1989. (September 1993 Form 10-Q, Exhibit No. 10)**

10.05* Profit Sharing Plan, amended and restated as of April 1, 1993. (1995 Form 10-K, Exhibit No. 10.05)
                              **

10.05a* Amendment, dated as of ______________, to the Profit Sharing Plan. (June 2001 Form S-8, Exhibit No. 4)**

10.06* Amended and Restated Employment Agreement, dated February 16, 1999, by and between the Company and Robert G. Gross. (December 1998 Form 10-Q, Exhibit No. 10.1)**

10.07* Amended and Restated Secured Loan Agreement, dated February 16, 1999, by and between the Company and Robert G. Gross. (December 1998 Form 10-Q, Exhibit No. 10.2)**

10.08* 1998 Stock Option Plan, effective November 18, 1998. (December 1998 Form 10-Q, Exhibit No. 10.3 and March 2001 Form S-8, Exhibit No. 4)**

---------------------

Exhibit No.  Page             Document
-----------  ----             --------

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

--------------------

Exhibit No.  Page             Document
-----------  ----             --------

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


--------------------

Exhibit No.  Page             Document
-----------  ----             --------

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

10.30a        50              Lease termination, effective July 31, 2000,
                              among Charles J. August, Burton S. August, Sheldon
                              A. Lane and AA & L Associates, L.P. and the
                              Company with respect to Store No. 27.

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

--------------------

Exhibit No.  Page             Document
-----------  ----             --------

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

10.42a         51             Extension Agreement, effective October 1, 2001,
                              among the Company and Burton S. August, as Trustee, and Lane, August, August Trust, and assigned by Lane, August, August Trust to Lane,
                              August, August LLC, with respect to Store No. 48.

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

--------------------

Exhibit No.  Page             Document
-----------  ----             --------

10.48*                        Lease, effective September 1, 1983, among Charles
                              J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and Assignment of Lease, dated June 7, 1991, among Charles J. August, Burton S. August and Sheldon A. Lane and AA & L Associates, L.P., with respect to Store No. 55. (Form S-1, Exhibit No. 10.48)

10.49*                        Lease, dated as of July 1, 1984, among Charles J.
                              August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and Assignment of Lease, dated June 7, 1991, among Charles J. August, Burton S. August and Sheldon A. Lane and AA & L Associates, L.P., with respect to Store No. 57. (Form S-1, Exhibit No. 10.49)

10.49a* Modification and Extension Agreement, dated September 15, 1999, between AA & L Associates, L.P. and the Company, with respect to Store No.
                              57. (2000 Form 10-K, Exhibit No. 10.49a)

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



--------------------

Exhibit No.  Page             Document
-----------  ----             --------

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

10.67* Employment Agreement dated February 18, 1998, between the Company and Jack M. Gallagher. (1998 Form 10-K, Exhibit No. 10.65)**

10.68          53             Employment Agreement dated December 1, 2000,
                              between the Company and Catherine D'Amico. **

--------------------

Exhibit No.  Page             Document
-----------  ----             --------

10.69* Mortgage Modification Agreement, dated October 11, 1996 between the Company and The Chase Manhattan Bank, N.A., in connection with each of 14 mortgages for Store Nos. 160, 183, 190, 192, 193,
                              205, 207, 210, 213, 216, 226, 229, 230 and 236.
                              (September 1996 Form 10-Q, Exhibit No. 10)

10.70* Purchase Agreement between Walker Manufacturing Company, a division of Tenneco Automotive and Monro Muffler Brake, Inc. dated as of June 29, 1999. (2000 Form 10-K, Exhibit No. 10.70)

10.71* Asset Purchase Agreement by and among Speedy Muffler King Inc., Bloor Automotive Inc., Speedy Car-X Inc., Speedy (U.S.A.) Inc., Speedy Holding Corp. and Monro Muffler Brake, Inc., dated as of April 13, 1998. (April 1998 Form 8-K, Exhibit 10.1)

10.71a* Amendment No. 2 to the Asset Purchase Agreement by and among Speedy Muffler King Inc., Bloor Automotive Inc., Speedy Car-X Inc., Speedy (U.S.A.) Inc., Speedy Holding Corp. and Monro Muffler Brake, Inc., dated August 31, 1998. (September 1998 Form 8-K, Exhibit No. 10.1)

10.72* Form of Agreement - "Purchase Agreement and Escrow Instructions" between Realty Income Corporation - buyer and Monro Muffler Brake, Inc. - seller dated November 12, 1997. (1998 10-K, Exhibit No. 10.70)

10.73* "Purchase Agreement and Escrow Instructions" between Realty Income Corporation - buyer and Monro Muffler Brake, Inc. - seller dated March 31, 1999. (1999 Form 10-K, Exhibit No. 10.73)

10.73a* Amendment to "Purchase Agreement and Escrow Instructions" between Realty Income Corporation - buyer and Monro Muffler Brake, Inc. - seller dated May 6, 1999, with respect to Stores No. 372 and
                              368. (1999 Form 10-K, Exhibit No. 10.73a)

10.74* "Minimum Purchase and Preferred Supplier Agreement" between Honeywell International Inc., on behalf of its Friction Materials business and Monro Service Corporation, dated January 13, 2000. (2000 Form 10-K, Exhibit No. 10.74)


21.01          60             Subsidiaries of the Company.

23.01          61             Consent of PricewaterhouseCoopers LLP.

24.01          62             Powers of Attorney.

** Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) hereof.

* An asterisk "*" following an exhibit number indicates that the exhibit is incorporated herein by reference to an exhibit to one of the following documents: (1) the Company's Registration Statement on Form S-1 (Registration No. 33-41290), filed with the Securities and Exchange Commission on June 19, 1991 ("Form S-1"); (2) Amendment No. 1 thereto, filed July 22, 1991 ("Amendment No. 1");
                              (3) the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992 ("1992 Form 10-K"); (4) the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on December 24, 1992 ("December 1992 Form S-8"); (5) the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1993 ("September 1993 Form 10-Q"); (6) the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994 ("1994 Form 10-K"); (7) the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995 ("1995 Form 10-K"); (8) the
                              Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995 ("September 1995 Form 10-Q"); (9) the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 ("September 1996 Form 10-Q"); (10) the
                              Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997 ("1997 Form 10-K"); (11) the Company's Current Report on Form 8-K filed on April 28, 1998 ("April 1998 Form 8-K"); (12) the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1998 ("December 1998 Form 10-Q"); (13) the
                              Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 ("1998 Form 10-K"); (14) the Company's Current Report on Form 8-K filed on September 23, 1998 ("September 1998 Form 8-K"); (15) the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998 ("September 1998 Form 10-Q"); (16) the
                              Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999 ("1999 Form 10-K"); (17) the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999 ("September 1999 Form 10-Q"); (18) the
                              Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000 ("2000 Form 10-K"); (19) the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on April 7, 2000 ("April 2000 Form S-8"); (20) the Company's Registration Statements on Forms S-8, filed with the Securities and Exchange Commission on March 22, 2001 (each a "March 2001 Form S-8"); or (21) the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on June _____, 2001 ("June 2001 Form S-8"). The appropriate document and exhibit number are indicated in parentheses.