Form 10-K/A
period 2001-03-31
MONRO MUFFLER BRAKE INC
filed 2001-06-28
CIK 876427

ON JUNE 26, 2001, AN AGENT OF THE COMPANY INADVERTENTLY FILED A PRELIMINARY VERSION OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K. THAT FORM 10-K IS AMENDED AND RESTATED IN ITS ENTIRETY BY THIS FORM 10-K/A. OTHER THAN THE REVISION OF MINOR TYPOGRAPHICAL ERRORS AND THE UPDATING OF THE AUDITOR'S CONSENT, THE
TWO FORMS ARE IDENTICAL.

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

ON JUNE 26, 2001, AN AGENT OF THE COMPANY INADVERTENTLY FILED A PRELIMINARY VERSION OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K. THAT FORM 10-K IS AMENDED AND RESTATED IN ITS ENTIRETY BY THIS FORM 10-K/A. OTHER THAN THE REVISION OF MINOR TYPOGRAPHICAL ERRORS AND THE UPDATING OF THE AUDITOR'S CONSENT, THE
TWO FORMS ARE IDENTICAL.


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

In December 1999, the Company's Board of Directors authorized a share repurchase plan for up to 300,000 of the Company's common shares. In May 2000, the Board of Directors approved an increase of 120,000 shares, bringing the total authorization to 420,000 shares. During fiscal 2001 and 2000, the Company purchased approximately 117,000 and 100,000 shares, respectively at an aggregate price of $1.0 and $.8 million, respectively. Purchases of the shares are expected to be made from time-to-time, depending upon market conditions.

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

Within the aforementioned $75 million Revolving Credit facility, the Company has available a subfacility of $7 million for the purpose of issuing standby letters of credit. The line requires fees aggregating 1.875% annually of the face amount of each standby letter of credit, payable quarterly in arrears. No letters of credit were outstanding under this line at March 31, 2001.

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

Within the aforementioned $75 million Revolving Credit facility, the Company has available a subfacility of $7 million for the purpose of issuing standby letters of credit. The line requires fees aggregating 1.875% annually of the face amount of each standby letter of credit, payable quarterly in arrears. No letters of credit were outstanding under this line at March 31, 2001.

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

NOTE 9 - EARNINGS PER COMMON SHARE

The following is a reconciliation of basic and diluted earnings per common share for the respective years:

                                                                                         YEAR ENDED MARCH 31,
                                                                                         --------------------
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

Future minimum lease commitments include amounts payable under the synthetic lease agreement structured to finance most of the real estate in the Speedy acquisition (Notes 2 and 5). Should the Company or the lessor choose not to renew the lease at the end of its initial five year term, the Company may buy all of the properties (including closed stores) for their original acquisition cost of $32.4 million. Alternatively, the properties will be sold, and the Company has guaranteed a residual value of 81.5% of the acquisition cost. Of the $28.0 million commitment for fiscal year 2004, approximately $26.4 million represents the minimum principal amount (i.e. the guaranteed residual) due on September 15, 2003, should the synthetic lease not be renewed. Renewal options provide for one five-year renewal term and 30 additional renewal terms of one year each.

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

NOTE 13 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following transactions represent noncash investing and financing activities during the periods indicated:

YEAR ENDED MARCH 31, 2001

In connection with the termination of capital leases, the Company reduced debt and fixed assets by $141,000 and $75,000, respectively, and recorded a gain of $67,000.

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

         EXHIBITS

         Reference is made to the Index to Exhibits accompanying this Form 10-K/A as filed with the Securities and Exchange Commission. The Company will furnish to any shareholder, upon written request, any exhibit listed in such Index to Exhibits upon payment by such shareholder of the Company's reasonable expenses in furnishing any such exhibit.

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


Date: June 27, 2001

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

10.02* Non-Employee Directors' Stock Option Plan. (March 2001 Form S-8, Exhibit No. 4.1)**

10.02a* Amendment, dated as of May 12, 1997, to the Non-Employee Directors' Stock Option Plan. (March 2001 Form S-8, Exhibit No. 4.2) **

10.02b* Amendment, dated as of May 18, 1999, to the Non-Employee Directors' Stock Option Plan. (March 2001 Form S-8, Exhibit No. 4.3) **

10.03* 1989 Employees' Incentive Stock Option Plan, as amended through December 23, 1992. (December 1992 Form S-8, Exhibit No. 4.3)**

10.03a* Amendment, dated as of January 25, 1994, to the 1989 Employees' Incentive Stock Option Plan. (1994 Form 10-K, Exhibit No. 10.03a and March 2001 Form S-8, Exhibit No. 4.2)**

10.03b* Amendment, dated as of May 17, 1995, to the 1989 Employees' Incentive Stock Option Plan. (1995 Form 10-K, Exhibit No. 10.03b and March 2001 Form S-8, Exhibit No. 4.3) **

10.03c* Amendment, dated as of May 12, 1997, to the 1989 Employees' Incentive Stock Option Plan. (1997 Form 10-K, Exhibit No. 10.03c and March 2001 Form S-8, Exhibit No. 4.4)**

10.03d* Amendment, dated as of January 29, 1998, to the 1989 Employees' Incentive Stock Option Plan. (1998 Form 10-K, Exhibit No. 10.03d)**

10.04* Retirement Plan of the Company, as amended and restated effective as of April 1, 1989. (September 1993 Form 10-Q, Exhibit No. 10)**

10.05* Profit Sharing Plan, amended and restated as of April 1, 1993. (1995 Form 10-K, Exhibit No. 10.05)
                              **

10.05a* Amendment, dated as of March 1, 2000, to the Profit Sharing Plan. (June 2001 Form S-8, Exhibit No. 4)**

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

10.08* 1998 Stock Option Plan, effective November 18, 1998. (December 1998 Form 10-Q, Exhibit No. 10.3 and March 2001 Form S-8, Exhibit No. 4)**

---------------------

Exhibit No.  Page             Document
-----------  ----             --------

10.09* Credit Agreement, dated as of September 15, 1998, by and among the Company, The Chase Manhattan Bank, as agent, and certain lenders party thereto. (September 1998 Form 10-Q, Exhibit No. 10.1)

10.09a* Amendment to "Credit Agreement" dated as of May 31, 1999, by and among the Company, The Chase Manhattan Bank, as agent, and certain lenders party thereto. (September 1999 Form 10-Q, Exhibit No. 10.01)

10.10* Credit Agreement, dated as of September 15, 1998, executed by and among Brazos Automotive Properties, L.P., The Chase Manhattan Bank, and certain lenders party thereto. (September 1998 Form 10-Q, Exhibit No. 10.2)

10.11* Residual Guaranty, dated as of September 15, 1998, between the Company and The Chase Manhattan Bank. (September 1998 Form 10-Q, Exhibit No. 10.3)

10.12* Agreement for Facilities Lease, dated as of September 15, 1998, between Brazos Automotive Properties, L.P. and Monro Leasing LLC. (September 1998 Form 10-Q, Exhibit No. 10.4)

10.13* Facilities Lease Agreement, dated as of September 15, 1998, between Brazos Automotive Properties, L.P. and Monro Leasing LLC. (September 1998 Form 10-Q, Exhibit No. 10.5)

10.14* Agreement for Ground Lease, dated as of September 15, 1998, between Brazos Automotive Properties, L.P. and Monro Leasing LLC. (September 1998 Form 10-Q, Exhibit No. 10.6)

10.15* Ground Lease Agreement, dated as of September 15, 1998, between Brazos Automotive Properties, L.P. and Monro Leasing LLC. (September 1998 Form 10-Q, Exhibit No. 10.7)

10.16* Guaranty, dated as of September 15, 1998, between the Company and Brazos Automotive Properties, L.P. (September 1998 Form 10-Q, Exhibit No. 10.8)

10.17* Agreement of Sublease, dated as of September 15, 1998, by and among Monro Leasing LLC, the Company and Brazos Automotive Properties, L.P. (September 1998 Form 10-Q, Exhibit No. 10.9)

10.18* Modification and Extension Agreement, dated August 12, 1991, between AA & L Associates, L.P. and the Company, with respect to Store No. 1. (1992 Form 10-K, Exhibit No. 10.18)

10.19* Sublease, dated June 1, 1980, among August, August and Lane Co-venture and the Company, with Amendment of Lease, dated July 11, 1984, and assigned by August, August and Lane Co-venture to AA & L Associates, L.P., effective January 2, 1996, with respect to Store No. 3. (Form S-1, Exhibit No. 10.19)

10.19a* Assignment of Lease, effective January 2, 1996, among August, August and Lane Co-venture and AA & L Associates, L.P. and August, August and Lane of Rochester LLC, with respect to Store Nos. 3, 12, 17, 44, 49, 51, 52, 54, 58, 31, 33 and 34. (1999
                              Form 10-K, Exhibit No. 10.19a)

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

10.34* Lease, effective March 1, 1997, between August, August and Lane of Rochester, LLC, and the Company, dated March 3, 1997, with respect to Store No. 31. (1999 Form 10-K, Exhibit No. 10.34)

10.35* Modification and Extension Agreement, dated August 12, 1991, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, and assigned by Mssrs. August, August and Lane to August, August and Lane of Rochester, LLC, effective January 2, 1996, with respect to Store No. 33. (1992 Form 10-K, Exhibit No. 10.35)

10.36*                        Lease, effective December 1, 1981, among Charles
                              J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and assigned by Mssrs. August, August and Lane to August, August and Lane of Rochester, LLC, effective January 2, 1996, with respect to Store No. 34. (Form S-1, Exhibit No. 10.36)

10.37*                        Lease, dated April 10, 1984, among Charles J.
                              August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and Assignment of Lease, dated June 7, 1991, among Charles J. August, Burton S. August and Sheldon A. Lane and AA & L Associates, L.P., with respect to Store No. 35. (Form S-1, Exhibit No. 10.37)

10.38*                        Lease, effective October 1, 1983, among Charles J.
                              August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, with respect to Store No. 36. (Form S-1, Exhibit No. 10.38)

10.38a* Assignment of Lease, dated October 1, 1991, among Charles J. August, Burton S. August and Sheldon A. Lane and AA & L Associates, L.P., with respect to Store No. 36. (1992 Form 10-K, Exhibit No. 10.38a)

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

10.43*                        Lease, dated as of January 1, 1984, among Charles
                              J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and assigned by Mssrs. August, August and Lane to AA & L Associates, L.P., effective January 2, 1996, with respect to Store No. 49. (Form S-1, Exhibit No. 10.43)

10.44*                        Lease, dated July 1, 1982, among Charles J.
                              August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and assigned by Mssrs. August, August and Lane to AA & L Associates, L.P., effective January 2, 1996, with respect to Store No. 51. (Form S-1, Exhibit No. 10.44)

10.45*                        Lease, dated July 1, 1982, among Charles J.
                              August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, with respect to Store No. 52. (Form S-1, Exhibit No. 10.45)

10.46* Lease, dated May 1, 1979, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and Assignment of Lease, dated June 7, 1991, among Charles J. August, Burton S. August and Sheldon A. Lane and AA & L Associates, L.P., with respect to Store No. 53. (Form S-1, Exhibit No. 10.46)

10.47*                        Lease, dated July 1, 1982, among Charles J.
                              August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, with respect to Store No. 54. (Form S-1, Exhibit No. 10.47)

10.47a* Modification Agreement, effective January 1988, among Charles J. August, Burton S. August and Sheldon A. Lane, and the Company, with respect to Store No. 54. (1999 Form 10-K, Exhibit No. 10.47a)

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

10.50*                        Lease, dated July 1, 1982, among Charles J.
                              August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, with respect to Store No. 58. (Form S-1, Exhibit No. 10.50)

10.50a* Modification and Extension Agreement, dated August 12, 1991, between AA & L Associates, L.P. and the Company, with respect to Store No. 60. (1992 Form 10-K, Exhibit No. 10.51)

10.52* Lease, signed October 22, 1986, between the Company and Conifer Johnstown Associates, with respect to Store No. 63. (Form S-1, Exhibit No. 10.52)

10.52a* Lease Addendum, effective February 18, 1996, between Conifer Johnstown Associates and the Company, with respect to Store No. 63. (1999 Form 10-K, Exhibit No. 10.52a)

10.54* Lease, dated January 25, 1988, between the Company and Conifer Northeast Associates, with Letter Agreement, dated February 3, 1988, amending Lease; and Amendment Agreement, dated January 6, 1989, with respect to Store No. 107. (Form S-1, Exhibit No. 10.54)

10.54a* Lease Addendum, effective February 18, 1996, between Conifer Northeast Associates and the Company, with respect to Store No. 107. (1999 Form 10-K, Exhibit No. 10.54a)

10.55* Lease, dated March 16, 1988, between the Company and Conifer Northeast Associates, with Letter Agreement, dated February 3, 1988, amending Lease; and Amendment Agreement, dated January 6, 1989, with respect to Store No. 109. (Form S-1, Exhibit No. 10.55)

10.55a* Lease Addendum, effective February 18, 1996, between Conifer Northeast Associates and the Company, with respect to Store No. 109. (1999 Form 10-K, Exhibit No. 10.55a)

10.56* Lease, dated February 11, 1988, between the Company and Conifer Northeast Associates, with Letter Agreement, dated February 3, 1988, amending Lease; and Amendment Agreement, dated January 6, 1989, and Non-Disturbance and Attornment Agreement, dated February 11, 1988, between the Company and Central Trust Company, with respect to Store No. 114. (Form S-1, Exhibit No. 10.56)

10.56a* Lease Addendum, effective February 18, 1996, between Conifer Northeast Associates and the Company, with respect to Store No. 114. (1999 Form 10-K, Exhibit No. 10.56a)



--------------------

Exhibit No.  Page             Document
-----------  ----             --------

10.57* Purchase Agreement, dated December 1, 1987, between the Company and Conifer Northeast Associates, with Lease, dated February 25, 1988, between the Company and Conifer Northeast Associates, with Letter Agreement, dated February 3, 1988, amending Lease; and Amendment Agreement, dated January 6, 1989; and Non-Disturbance and Attornment Agreement, dated February 25, 1988, between the Company and Central Trust Company, with respect to Store No. 116. (Form S-1, Exhibit No. 10.57)

10.57a* Lease Addendum, effective February 18, 1996, between Conifer Northeast Associates and the Company, with respect to Store No. 116. (1999 Form 10-K, Exhibit No. 10.57a)

10.58* Lease, dated May 12, 1989, between the Company and Conifer Penfield Associates (as successor to Conifer Development, Inc.), with respect to Store No. 132. (Form S-1, Exhibit No. 10.58)

10.58a* Amendment Agreement, dated June 30, 1993, between Conifer Penfield Associates, L.P. and the Company, with respect to Store No. 132. (1999 Form 10-K, Exhibit No. 10.58a)

10.59* Modification and Extension Agreement, dated November 1, 1993, between AA & L Associates, L.P. and the Company, with respect to Store Nos. 1, 23, 25, 27, 28, 29, 35, 53, 57 and 60. (1994 Form
                              10-K, Exhibit No. 10.57)

10.61* Form of Mortgage and Security Agreement, between the Company and The Chase Manhattan Bank, N.A., dated 1994, with Form of Mortgage Note and Form of Conditional Assignment of Leases and Rents, in connection with each of five mortgages on Store Nos. 160, 183, 190, 192 and 193. (1994 Form 10-K,
                              Exhibit No. 10.59)

10.62* Mortgage Agreement, dated September 28, 1994, between the Company and the City of Rochester, New York. (1995 Form 10-K, Exhibit No. 10.60)

10.63* Lease Agreement, dated October 11, 1994, between the Company and the City of Rochester, New York. (1995 Form 10-K, Exhibit No. 10.61)

10.64* Mortgage Notes, Collateral Security Mortgage and Security Agreement, Indemnification Agreement and Guarantee, dated September 22, 1995, between Monro Service Corporation, County of Monroe Industrial Development Agency, the Company and The Chase Manhattan Bank, N.A. (September 1995 Form 10-Q, Exhibit No. 10.02)

10.65* Form of Mortgage and Security Agreement, between the Company and The Chase Manhattan Bank, N.A., with Form of Mortgage Note and Form of Conditional Assignment of Leases and Rents, in connection with each of nine mortgages on Store Nos. 205, 207, 210, 213, 216, 226, 229, 230 and 236 entered into
                              September 14, 1995. (September 1995 Form 10-Q, Exhibit No. 10.01)

10.66* Amendment to Lease Agreement, dated September 19, 1995, between the Company and the County of Monroe Industrial Development Agency. (September 1995 Form 10-Q, Exhibit No. 10.00)

10.67* Employment Agreement dated February 18, 1998, between the Company and Jack M. Gallagher. (1998 Form 10-K, Exhibit No. 10.65)**

10.68          52             Employment Agreement dated December 1, 2000,
                              between the Company and Catherine D'Amico. **

--------------------

Exhibit No.  Page             Document
-----------  ----             --------

10.69* Mortgage Modification Agreement, dated October 11, 1996, between the Company and The Chase Manhattan Bank, N.A., in connection with each of 14 mortgages for Store Nos. 160, 183, 190, 192, 193,
                              205, 207, 210, 213, 216, 226, 229, 230 and 236.
                              (September 1996 Form 10-Q, Exhibit No. 10)

10.70* Purchase Agreement between Walker Manufacturing Company, a division of Tenneco Automotive, and the Company, dated as of June 29, 1999. (2000 Form 10-K, Exhibit No. 10.70)

10.71* Asset Purchase Agreement by and among Speedy Muffler King Inc., Bloor Automotive Inc., Speedy Car-X Inc., Speedy (U.S.A.) Inc., Speedy Holding Corp. and the Company, dated as of April 13, 1998. (April 1998 Form 8-K, Exhibit 10.1)

10.71a* Amendment No. 2 to the Asset Purchase Agreement by and among Speedy Muffler King Inc., Bloor Automotive Inc., Speedy Car-X Inc., Speedy (U.S.A.) Inc., Speedy Holding Corp. and the Company, dated August 31, 1998. (September 1998 Form 8-K, Exhibit No. 10.1)

10.72* Form of Agreement - "Purchase Agreement and Escrow Instructions" between Realty Income Corporation - buyer and the Company - seller, dated November 12, 1997. (1998 Form 10-K, Exhibit No. 10.70)

10.73* "Purchase Agreement and Escrow Instructions" between Realty Income Corporation - buyer and the Company - seller, dated March 31,
                              1999. (1999 Form 10-K, Exhibit No. 10.73)

10.73a* Amendment to "Purchase Agreement and Escrow Instructions" between Realty Income Corporation - buyer and the Company - seller, dated May 6, 1999, with respect to Store Nos. 372 and 368. (1999 Form 10-K, Exhibit No. 10.73a)

10.74* "Minimum Purchase and Preferred Supplier Agreement" between Honeywell International Inc., on behalf of its Friction Materials business and Monro Service Corporation, dated January 13, 2000. (2000 Form 10-K, Exhibit No. 10.74)


21.01          59             Subsidiaries of the Company.

23.01          60             Consent of PricewaterhouseCoopers LLP.

24.01          61             Powers of Attorney.

** Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) hereof.

* An asterisk "*" following an exhibit number indicates that the exhibit is incorporated herein by reference to an exhibit to one of the following documents: (1) the Company's Registration Statement on Form S-1 (Registration No. 33-41290), filed with the Securities and Exchange Commission on June 19, 1991 ("Form S-1"); (2) Amendment No. 1 thereto, filed July 22, 1991 ("Amendment No. 1");
                              (3) the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992 ("1992 Form 10-K"); (4) the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on December 24, 1992 ("December 1992 Form S-8"); (5) the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1993 ("September 1993 Form 10-Q"); (6) the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1994 ("1994 Form 10-K"); (7) the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995 ("1995 Form 10-K"); (8) the
                              Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995 ("September 1995 Form 10-Q"); (9) the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 ("September 1996 Form 10-Q"); (10) the
                              Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997 ("1997 Form 10-K"); (11) the Company's Current Report on Form 8-K filed on April 28, 1998 ("April 1998 Form 8-K"); (12) the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1998 ("December 1998 Form 10-Q"); (13) the
                              Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 ("1998 Form 10-K"); (14) the Company's Current Report on Form 8-K filed on September 23, 1998 ("September 1998 Form 8-K"); (15) the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998 ("September 1998 Form 10-Q"); (16) the
                              Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999 ("1999 Form 10-K"); (17) the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999 ("September 1999 Form 10-Q"); (18) the
                              Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000 ("2000 Form 10-K"); (19) the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on April 7, 2000 ("April 2000 Form S-8"); (20) the Company's Registration Statements on Forms S-8, filed with the Securities and Exchange Commission on March 22, 2001 (each a "March 2001 Form S-8"); or (21) the Company's Registration Statement on Form S-8, filed with the Securities and Exchange Commission on June 26, 2001 ("June 2001 Form S-8"). The appropriate document and exhibit number are indicated in parentheses.