Form 10-Q
period 2001-06-30
MONRO MUFFLER BRAKE INC
filed 2001-08-14
CIK 876427

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2001
                                                 -------------

                                       OR


              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.


          For the transition period from            to
                                         ----------    ----------

                           Commission File No. 0-19357
                                               -------

                            MONRO MUFFLER BRAKE, INC
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            New York                                        16-0838627
-------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification #)


200 Holleder Parkway, Rochester, New York                     14615
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip code)


Registrant's telephone number, including area code    716-647-6400
                                                    ---------------------------


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

As of July 30, 2001, 8,208,411 shares of the Registrant's Common Stock, par value $ .01 per share, were outstanding.

                            MONRO MUFFLER BRAKE, INC.


                                      INDEX
                                      -----

Part I.   Financial Information                                                                     Page No.
                                                                                                    --------

          Consolidated Balance Sheet at
            June 30, 2001 and March 31, 2001                                                           3

          Consolidated Statement of Income for the quarter
            ended June 30, 2001 and 2000                                                               4

          Consolidated Statement of Changes in Common
            Shareholders' Equity for the quarter ended June 30, 2001                                   5

          Consolidated Statement of Cash Flows for the
            quarter ended June 30, 2001 and 2000                                                       6

          Notes to Consolidated Financial Statements                                                   7

          Management's Discussion and Analysis of
            Financial Condition and Results of Operations                                              9

Part II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K                                                   12

Signatures                                                                                            13

Exhibit Index                                                                                         14

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

                                                                                     JUNE 30,    MARCH 31,
                                                                                       2001        2001
                                                                                       ----        ----
                                                                                    (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
    Cash and equivalents, including interest-bearing accounts of $1,022
      at June 30, 2001 and $751 at March 31, 2001                                   $   1,022    $     751
    Trade receivables                                                                   1,333        1,161
    Inventories, at LIFO cost                                                          41,074       41,071
    Deferred income tax asset                                                             899          899
    Other current assets                                                                5,758        5,885
                                                                                    ---------    ---------
                Total current assets                                                   50,086       49,767
                                                                                    ---------    ---------

Property, plant and equipment                                                         211,614      209,420
     Less - Accumulated depreciation and amortization                                 (80,541)     (77,934)
                                                                                    ---------    ---------
                Net property, plant and equipment                                     131,073      131,486
Other noncurrent assets                                                                12,373       12,586
                                                                                    ---------    ---------
                Total assets                                                        $ 193,532    $ 193,839
                                                                                    =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                               $   8,190    $  10,646
    Trade payables                                                                     15,885       11,148
    Federal and state income taxes payable                                              1,459          648
    Accrued interest                                                                      228          477
    Accrued payroll, payroll taxes and other payroll benefits                           4,901        5,150
    Accrued insurance                                                                   1,438          948
    Accrued restructuring costs                                                           400          400
    Other current liabilities                                                           7,427        7,152
                                                                                    ---------    ---------
                Total current liabilities                                              39,928       36,569

Long-term debt                                                                         42,869       50,857
Other long-term liabilities                                                             1,491          730
Accrued long-term restructuring costs                                                   1,800        1,859
Deferred income tax liability                                                           5,497        6,014
                                                                                    ---------    ---------
                Total liabilities                                                      91,585       96,029
                                                                                    ---------    ---------

Commitments
Shareholders' equity:
    Class C Convertible Preferred Stock, $1.50 par value, $.216 conversion value;
      150,000 shares authorized; 91,727 shares issued and outstanding                     138          138
    Common Stock, $.01 par value, 15,000,000 shares authorized; 8,381,434
      shares issued at June 30, 2001; 8,373,678 shares issued at March 31, 2001            84           84
    Treasury Stock, 216,800 shares at June 30, 2001 and March 31, 2001, at cost        (1,831)      (1,831)
    Additional paid-in capital                                                         36,971       36,344
    Other comprehensive income                                                           (343)           -
    Retained earnings                                                                  66,928       63,075
                                                                                    ---------    ---------
                Total shareholders' equity                                            101,947       97,810
                                                                                    ---------    ---------
                Total liabilities and shareholders' equity                          $ 193,532    $ 193,839
                                                                                    =========    =========


These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K (File No. 0-19357), filed by the Company with the Securities and Exchange Commission on June 28, 2001.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

                                                                                      QUARTER ENDED JUNE 30,
                                                                                        2001          2000
                                                                                      -------        -------
                                                                                      (DOLLARS IN THOUSANDS,
                                                                                      EXCEPT PER SHARE DATA)

Sales                                                                                 $61,393        $60,693
Cost of sales, including distribution and occupancy costs                              34,238         34,826
                                                                                      -------        -------

Gross profit                                                                           27,155         25,867
Operating, selling, general and administrative expenses                                20,179         18,437
                                                                                      -------        -------

Operating income                                                                        6,976          7,430
Interest expense, net of interest income for the quarter of $8
     in 2001 and $42 in 2000                                                            1,158          1,600
Other expense, net                                                                        190            105
                                                                                      -------        -------

Income before provision for income taxes                                                5,628          5,725
Provision for income taxes                                                              1,775          2,278
                                                                                      -------        -------

Net income                                                                            $ 3,853        $ 3,447
                                                                                      =======        =======

Earnings per share:
        Basic                                                                         $   .47        $   .42
                                                                                      =======        =======
        Diluted                                                                       $   .43        $   .39
                                                                                      =======        =======

Weighted average number of shares of common Stock and Common Stock equivalents used in computing earnings per share:
        Basic                                                                           8,159          8,203
                                                                                      =======        =======
        Diluted                                                                         8,985          8,882
                                                                                      =======        =======




These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K (File No. 0-19357), filed by the Company with the Securities and Exchange Commission on June 28, 2001.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN COMMON SHAREHOLDERS' EQUITY
(UNAUDITED)

(DOLLARS IN THOUSANDS)

                                                                               LESS:
                                                                                NOTE         NET               ACCUMULATED
                                                                   ADDITIONAL RECEIVABLE  ADDITIONAL              OTHER
                                       PREFERRED COMMON   TREASURY  PAID-IN      FROM       PAID-IN  RETAINED  COMPENSATION
                                         STOCK    STOCK   STOCK     CAPITAL   SHAREHOLDER  CAPITAL   EARNINGS     INCOME       TOTAL
                                        ------    ------  --------  ---------  ---------  ---------  -------    --------    --------
Balance at March 31, 2001                 $138       $84  $(1,831)   $36,632      $(288)    $36,344  $63,075                $97,810

Other comprehensive income:
  Cumulative effect at April 1, 2001                                                                              $(352)       (352)


Net income                                                                                             3,853                  3,853
Other comprehensive income:
 SFAS No. 133 adjustment for the quarter                                                                              9           9

                                                                                                                            --------
                                                                                                                              3,862

Exercise of stock options                                                 82                     82                              82

Vesting of non-qualilfied stock                                          519                    519                             519
options

Note receivable from shareholder                                                     26          26                              26

                                        ------    ------  --------  ---------  ---------  ---------  -------    --------    --------
Balance at June 30, 2001                  $138       $84  $(1,831)   $37,233      $(262)    $36,971  $66,928      $(343)    $101,947
                                        ======    ======  ========  =========  =========  =========  =======    ========    ========























These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K (File No. 0-19357), filed by the Company with the Securities and Exchange Commission on June 28, 2001.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                                        QUARTER ENDED JUNE 30,
                                                                         2001             2000
                                                                         ----             ----
                                                                        (DOLLARS IN THOUSANDS)
                                                                     INCREASE (DECREASE) IN CASH
Cash flows from operating activities:
    Net income                                                         $  3,853         $  3,447
                                                                       --------         --------
    Adjustments to reconcile net income to net cash provided
         by operating activities -
         Depreciation and amortization                                    3,180            3,282
         Net change in deferred income taxes                               (517)               -
         Gain on disposal of property, plant and equipment                   (3)             (53)
         Increase in trade receivables                                     (172)            (196)
         Increase in inventories                                             (3)            (978)
         Decrease (increase) in other current assets                        127           (1,040)
         Decrease in other noncurrent assets                                 56              223
         Increase in trade payables                                       4,737            3,301
         Increase in accrued expenses                                       277              575
         Increase in federal and state income taxes payable                 811            2,140
         Increase (decrease) in other long-term liabilities                 767             (491)
                                                                       --------         --------
               Total adjustments                                          9,260            6,763
                                                                       --------         --------
               Net cash provided by operating activities                 13,113           10,210
                                                                       --------         --------

Cash flows from investing activities:
    Capital expenditures                                                 (2,657)          (2,473)
    Proceeds from the disposal of property, plant and equipment              26              633
                                                                       --------         --------
               Net cash used for investing activities                    (2,631)          (1,840)
                                                                       --------         --------

Cash flows from financing activities:
    Proceeds from borrowings                                             20,700           24,000
    Principal payments on long-term debt and capital
       lease obligations                                                (30,993)         (31,464)
    Repurchase of common stock                                                              (208)
    Exercise of stock options                                                82
                                                                       --------         --------
               Net cash used for financing activities                   (10,211)          (7,672)
                                                                       --------         --------

Increase in cash                                                            271              698
Cash at beginning of period                                                 751              507
                                                                       --------         --------
Cash at June 30                                                        $  1,022         $  1,205
                                                                       ========         ========



These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K (File No. 0-19357), filed by the Company with the Securities and Exchange Commission on June 28, 2001.

                            MONRO MUFFLER BRAKE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Derivative Financial Instruments
-----------------------------------------

         On June 17, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 2000. This statement standardizes the accounting for derivatives and hedging activities and requires that all derivatives be recognized in the statement of financial position as either assets or liabilities at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are to be reported in earnings. The Company adopted this standard effective April 1, 2001. The adoption of SFAS No. 133 did not materially affect the Company's results of operations or financial position.

         The notional amount of derivative financial instruments, which consisted solely of interest rate swaps used to minimize the risk and/or costs associated with changes in interest rates, was approximately $42 million at June 30, 2001. At that date, swap maturities ranged from November 2002 through October 2005. These swap contracts require the Company to pay fixed-rates of interest ranging from 5.21% to 7.15%, and receive variable-rates of interest based on the 30 day LIBOR rate (plus a spread of 80 basis points in the case of the 7.15% fixed rate contract).

         At June 30, 2001, the fair value of the contracts is recorded as other comprehensive income in the Statement of Changes in Common Shareholders' Equity.

Note 2 - Stock Repurchase
-------------------------

         In November 1999, the Board of Directors approved a share repurchase program initially authorizing the Company to purchase up to 300,000 shares of its common stock at market prices. In May 2000, the Board of Directors approved an increase of 120,000 shares, bringing the total authorization to 420,000 shares. The amount and timing of any purchase will depend upon a number of factors, including the price and availability of the Company's shares and general market conditions. The Company's purchases of common stock are recorded as "Treasury Stock" and result in a reduction of "Shareholders' equity". As of June 30, 2001, the Company had purchased 216,800 shares.

Note 3 - Inventories
--------------------

         The Company's inventories consist of automotive parts and tires.

         Substantially all merchandise inventories are valued under the last-in, first-out (LIFO) method. Under the first-in, first-out (FIFO) method, these inventories would have been $77,000 and $47,000 higher at June 30, 2001 and March 31, 2001, respectively. The FIFO value of inventory approximates the current replacement cost.

Note 4 - Cash and Equivalents
-----------------------------

         The Company's policy is to invest cash in excess of operating requirements in income producing investments. Cash equivalents of $1,022,000 at June 30, 2001 and $751,000 at March 31, 2001 include money market accounts which have maturities of three months or less.

                            MONRO MUFFLER BRAKE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Supplemental Disclosure of Cash Flow Information
---------------------------------------------------------

         The following transactions represent noncash investing and financing activities during the period indicated:


QUARTER ENDED JUNE 30, 2001:

         In connection with the sale of assets, the Company reduced fixed assets by $10,000 and decreased other current liabilities by $10,000.



QUARTER ENDED JUNE 30, 2000:

         In connection with the sale of assets, the Company reduced fixed assets by $157,000 and decreased accrued long-term restructuring costs by $157,000.



CASH PAID DURING THE PERIOD:

                                               2001                  2000
                                            ----------            ----------

         Interest, net                      $1,342,000            $1,570,000
         Income taxes                        1,255,000               138,000


Note 6 - Reclassifications
--------------------------

         Certain amounts in the Consolidated Statement of Cash Flows have been reclassified to improve reporting and maintain comparability among the periods presented.

Note 7 - Other
--------------

         These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K (File No. 0-19357), filed by the Company with the Securities and Exchange Commission on June 28, 2001.

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

                                                         Quarter Ended June 30,
                                                         ----------------------
                                                         2001             2000
                                                         -----           -----

Sales ..........................................         100.0%          100.0%

Cost of sales, including distribution
 and occupancy costs ...........................          55.8            57.4
                                                         -----           -----

Gross profit ...................................          44.2            42.6

Operating, selling, general and
 administrative expenses .......................          32.8            30.4
                                                         -----           -----

Operating income ...............................          11.4            12.2

Interest expense - net .........................           1.9             2.6

Other expense ..................................            .3              .2
                                                         -----           -----

Income before provision for income taxes .......           9.2             9.4

Provision for income taxes .....................           2.9             3.7
                                                         -----           -----

Net income .....................................           6.3%            5.7%
                                                         =====           =====

FIRST QUARTER ENDED JUNE 30, 2001 COMPARED TO FIRST QUARTER ENDED JUNE 30, 2000

         Sales were $61.4 million for the quarter ended June 30, 2001 compared with $60.7 million in the quarter ended June 30, 2000. The sales increase of $.7 million, or 1.2%, was due to an increase in comparable store sales of .6%, and an increase of $.8 million related to new stores. These increases were partially offset by a decrease in sales related to stores closed during fiscal 2001 and 2002 of approximately $.4 million. At June 30, 2001 and 2000, the Company had 512 company-operated stores. During the quarter ended June 30, 2001, the Company opened two stores and closed one store.

         Gross profit for the quarter ended June 30, 2001 was $27.2 million or 44.2% of sales compared with $25.9 million or 42.6% of sales for the quarter ended June 30, 2000. The increase in gross profit as a percentage of sales is primarily attributable to a decrease in technician labor due to improved productivity and control. Productivity, as measured by sales per man-hour, improved 6.5% over the same quarter of last year. Material costs as a percent of sales declined as a result of a shift in mix as well as selling price increases during the quarter. Additionally, there was better leveraging of fixed costs with the improvement in comparable store sales.

         Operating, selling, general and administrative expenses for the quarter ended June 30, 2001 increased by $1.7 million to $20.2 million from the quarter ended June 30, 2000, and increased to 32.8% of sales compared to 30.4% in the same quarter of the prior year. The increase in expense was primarily caused by the recognition of $.7 million of expense related to performance-based options granted to the Company's Chief Executive Officer in December 1998. This accounts for 120 basis points of the increase. The other significant item accounting for the increase in SG&A as a percent of sales was cooperative advertising credits. There were less credits recorded in the first quarter of this year as compared to the same quarter last year, accounting for 50 basis points of the increase. This is primarily a timing issue related to the signing of new agreements and the recognition of income to offset the costs of rolling out new products. Increased utilities this year over last caused 40 basis points of the increase. The balance of the increase was caused by additional store support costs in areas such as data processing (in connection with the roll out of the new POS system), equipment maintenance, insurance, etc.

         Operating income for the quarter ended June 30, 2001 of approximately $7.0 million decreased $.5 million and 6.1% from the quarter ended June 30, 2000, and decreased as a percentage of sales from 12.2% to 11.4% for the same periods. Without the special charge associated with the aforementioned performance-based options, operating income for the quarter ended June 30, 2001 would have been $7.7 million, or 3.7% above the prior year quarter.

         Net interest expense for the quarter ended June 30, 2001 decreased by approximately $.4 million compared to the comparable period in the prior year, and decreased from 2.6% to 1.9% as a percentage of sales for the same periods. The weighted average interest rate for the quarter ended June 30, 2001 was approximately .9% lower than the rate for the quarter ended June 30, 2000. In addition, the weighted average debt outstanding decreased by approximately $13.2 million, resulting in a decrease in expense between the two quarters.

         The effective tax rate for the quarter ended June 30, 2001 was 31.5% of pre-tax income as compared to 39.8% for the quarter ended June 30, 2000. The Company recorded a one-time tax benefit of $.4 million in the quarter ended June 30, 2001, which reduced the tax rate by 640 basis points from the prior year quarter, due to a reduction in the Company's effective tax. There has been a reduction in the Company's overall effective state income tax rate because of the Company's growth in lower-taxing states, especially in connection with the fiscal year 1999 Speedy acquisition. This one-time adjustment reduces the accrual for amounts provided in prior fiscal years. Additionally, the Company expects this state rate reduction to continue for the entire fiscal year 2002, and accordingly, has reduced the provision for taxes from 39.8% to 38.0% of pre-tax income for fiscal 2002.

         Net income for the quarter ended June 30, 2001 of $3.9 million increased 11.8% over net income for the quarter ended June 30, 2000, due to the factors discussed above.

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

CAPITAL RESOURCES AND LIQUIDITY

         Capital Resources

         In fiscal year 2002, the Company's primary capital requirement has been the funding of its new store expansion program and the upgrading of facilities and systems in existing stores. For the quarter ended June 30, 2001, the Company spent $2.7 million for equipment and new store construction. Funds were provided primarily by cash flow from operations. Management believes that the Company has sufficient resources available (including cash and equivalents, net cash flow from operations and bank financing) to expand its business as currently planned for the next several years.

         Liquidity

         Concurrent with the closing of the Speedy acquisition in September 1998, the Company obtained a new $135 million secured credit facility from a syndication of lenders led by The Chase Manhattan Bank. Approximately $55 million was borrowed under this facility to pay the all-cash purchase price, including transaction expenses of approximately $4 million. In addition, the Company refinanced approximately $35 million of indebtedness through the new credit facility, with the balance of the facility available for future working capital needs. More specifically, the financing structure consists of a $25 million term loan (of which $13.2 million was outstanding at June 30, 2001), a $75 million Revolving Credit facility (of which approximately $26.3 million was outstanding at June 30, 2001), and synthetic lease (off-balance sheet) financing for a significant portion of the Speedy real estate, totaling $35 million (of which approximately $32.4 million was outstanding at June 30, 2001). The loans bear interest at the prime rate or other LIBOR-based rate options tied to the Company's financial performance. The Company must also pay a facility fee on the unused portion of the commitment.

         The credit facility has a five-year term. Interest only is payable monthly on the Revolving Credit and synthetic lease borrowings throughout the term. In addition to monthly interest payments, the $25 million term loan requires quarterly principal payments. Principal payments totalling $11.8 million have been paid through June 30, 2001.

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

         The Company has financed its office/warehouse facility via a 10 year mortgage with a current balance of $2.1 million, amortizable over 20 years, and an eight year term loan with a balance of $.2 million.

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

FINANCIAL ACCOUNTING STANDARDS

         On June 29, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 and 142 ("SFAS 141 and SFAS 142"), "Business Combinations" and "Goodwill and Other Intangible Assets", respectively. SFAS 141 is effective immediately and SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company plans to adopt SFAS No. 142 effective April 1, 2002. The adoption of SFAS Nos. 141 and 142 is not expected to materially affect the Company's results of operations or financial position.

                            MONRO MUFFLER BRAKE, INC.

                           PART II - OTHER INFORMATION

         Item 6.           Exhibits and Reports on Form 8-K
                           --------------------------------

                  a.       Exhibits

                           10.04a  - Amendment to the Monro Muffler Brake, Inc.
                                     Retirement Plan

                           11      - Statement of Computation of Per Share
                                     Earnings


                  b.       Reports on Form 8-K

                           No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  MONRO MUFFLER BRAKE, INC.


    DATE: August 14, 2001         By      /s/ Robert G. Gross
                                    -------------------------------------------
                                       Robert G. Gross
                                       President and Chief Executive Officer



    DATE: August 14, 2001         By      /s/ Catherine D'Amico
                                    -------------------------------------------
                                       Catherine D'Amico
                                       Senior Vice President-Finance, Treasurer
                                         and Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit No.  Description                                               Page No.
-----------  ----------                                                --------

10.04a       Amendment to the Monro Muffler Brake, Inc. Retirement Plan   15

11           Statement of Computation of Per Share Earnings               16