Form 10-Q
period 2001-09-29
MONRO MUFFLER BRAKE INC
filed 2001-11-13
CIK 876427

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 29, 2001.
                                              ------------------

                                       OR


              [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.


         For the transition period from ______________ to ______________




                           Commission File No. 0-19357
                                               -------
                               MONRO MUFFLER BRAKE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  New York                                         16-0838627
      --------------------------------------------------------------------------
      (State or other jurisdiction of                          (I.R.S. Employer
        incorporation or organization)                         Identification #)



       200 Holleder Parkway, Rochester, New York                        14615
      --------------------------------------------------------------------------
       (Address of principal executive offices)                       (Zip code)



Registrant's telephone number, including area code                716-647-6400
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


                                    Yes      X                No
                                        -------------            ------------


As of October 26, 2001, 8,208,661 shares of the Registrant's Common Stock, par value $ .01 per share, were outstanding.

                            MONRO MUFFLER BRAKE, INC.


                                      INDEX
                                      -----




Part I.    Financial Information                                       Page No.
                                                                       --------

     Item 1.  Financial Statements

          Consolidated Balance Sheet at
            September 29, 2001 and March 31, 2001                         3

         Consolidated Statement of Income for the quarter
           and six months ended September 29, 2001 and
           September 30, 2000                                             4

          Consolidated Statement of Changes in Common
            Shareholders' Equity for the six months ended
            September 29, 2001                                            5

         Consolidated Statement of Cash Flows for the
           six months ended September 29, 2001 and
           September 30, 2000                                             6

          Notes to Consolidated Financial Statements                      7

     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations             9

Part II.   Other Information

     Item 4.  Submission of Matters to a Vote of Security Holders        13

     Item 6.  Exhibits and Reports on Form 8-K                           14

Signatures                                                               15

Exhibit Index                                                            16

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

                                                                                                September 29,      March 31,
                                                                                                    2001            2001
                                                                                                    ----            ----
                                                                                                    (Dollars in thousands)
ASSETS
Current assets:
    Cash and equivalents, including interest-bearing accounts of $1,379
      at September 29, 2001 and $751 at March 31, 2001                                          $   1,379        $     751
    Trade receivables                                                                               1,424            1,161
    Inventories, at LIFO cost                                                                      43,433           41,071
    Deferred income tax asset                                                                         899              899
    Other current assets                                                                            7,932            5,885
                                                                                                ---------        ---------
                Total current assets                                                               55,067           49,767
                                                                                                ---------        ---------

Property, plant and equipment                                                                     212,906          209,420
     Less - Accumulated depreciation and amortization                                             (82,878)         (77,934)
                                                                                                ---------        ---------
                Net property, plant and equipment                                                 130,028          131,486
Other noncurrent assets                                                                            12,020           12,586
                                                                                                ---------        ---------
                Total assets                                                                    $ 197,115        $ 193,839
                                                                                                =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Current portion of long-term debt                                                        $   8,190        $  10,646
       Trade payables                                                                              16,993           11,148
       Federal and state income taxes payable                                                       2,274              648
       Accrued interest                                                                               367              477
       Accrued payroll, payroll taxes and other payroll benefits                                    5,153            5,150
       Accrued insurance                                                                            2,834              948
       Accrued restructuring costs                                                                    400              400
       Other current liabilities                                                                    7,248            7,152
                                                                                                ---------        ---------
                Total current liabilities                                                          43,459           36,569

Long-term debt                                                                                     38,991           50,857
Other long-term liabilities                                                                         2,483              730
Accrued long-term restructuring costs                                                               1,607            1,859
Deferred income tax liability                                                                       5,041            6,014
                                                                                                ---------        ---------
                Total liabilities                                                                  91,581           96,029
                                                                                                ---------        ---------

Commitments
Shareholders' equity:
    Class C Convertible Preferred Stock, $1.50 par value, $.216 conversion value;
       150,000 shares authorized; 91,727 shares issued and outstanding                                138              138
    Common Stock, $.01 par value, 15,000,000 shares authorized; 8,425,461
       shares issued at September 29, 2001; 8,373,678 shares issued at March 31, 2001                  84               84
    Treasury Stock, 216,800 shares at September 29, 2001 and March 31, 2001, at cost               (1,831)          (1,831)
    Additional paid-in capital                                                                     37,554           36,344
    Other comprehensive income                                                                     (1,032)
    Retained earnings                                                                              70,621           63,075
                                                                                                ---------        ---------
                Total shareholders' equity                                                        105,534           97,810
                                                                                                ---------        ---------
                Total liabilities and shareholders' equity                                      $ 197,115        $ 193,839
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

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

                                                                FOR THE QUARTER ENDED            FOR THE SIX MONTHS ENDED
                                                                   FISCAL SEPTEMBER                   FISCAL SEPTEMBER
                                                                 2001            2000              2001            2000
                                                                 ----            ----              ----            ----
                                                                (13 WEEKS)        (a)            (26 WEEKS)          (a)
                                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Sales                                                          $ 60,477         $ 60,398         $121,870         $121,091
Cost of sales, including distribution and
     occupancy costs                                             34,908           35,273           69,146           70,099
                                                               --------         --------         --------         --------

Gross profit                                                     25,569           25,125           52,724           50,992
Operating, selling, general and
     administrative expenses                                     18,546           17,675           38,725           36,112
                                                               --------         --------         --------         --------

Operating income                                                  7,023            7,450           13,999           14,880
Interest expense, net of interest income for
     the quarter of $6 in 2001 and $10 in
     2000, and year-to-date of $14 in 2001
     and $52 in 2000                                                960            1,525            2,118            3,125

Other expense, net                                                  110              157              300              262
                                                               --------         --------         --------         --------

Income before provision for income taxes                          5,953            5,768           11,581           11,493
Provision for income taxes                                        2,260            2,296            4,035            4,574
                                                               --------         --------         --------         --------

Net income                                                     $  3,693         $  3,472         $  7,546         $  6,919
                                                               ========         ========         ========         ========

Earnings per share:
       Basic                                                   $    .45         $    .42         $    .92         $    .84
                                                               ========         ========         ========         ========
       Diluted                                                 $    .41         $    .39         $    .84         $    .78
                                                               ========         ========         ========         ========


Weighted average number of shares of
     common stock and common stock
     equivalents used in computing earnings
     per share:
        Basic                                                     8,196            8,197            8,177            8,200
                                                               ========         ========         ========         ========
        Diluted                                                   9,040            8,930            9,010            8,906
                                                               ========         ========         ========         ========


(a)      See Note 1 to these financial statements.



These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K (File No. 0-19357), filed by the Company with the Securities and Exchange Commission on June 28, 2001.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDERS' EQUITY
(UNAUDITED)

(DOLLARS IN THOUSANDS)



                                                                              Less:
                                                                              Note         Net                Accumulated
                                                               Additional  Receivable   Additional               Other
                                 Preferred   Common   Treasury   Paid-in      From       Paid-in    Retained  Compensation
                                   Stock      Stock    Stock     Capital   Shareholder   Capital    Earnings     Income     Total
                                   -----      -----    -----     -------   -----------   -------    --------     ------     -----



Balance at March 31, 2001           $138       $84    $(1,831)   $36,632      $(288)     $36,344     $63,075              $ 97,810


Other comprehensive income:
  Cumulative effect at April                                                                                     $(352)       (352)
  1, 2001

Net income                                                                                             7,546                 7,546
Other comprehensive income:
  SFAS No. 133 adjustment for
  the six months ended September 29,
  2001                                                                                                            (680)       (680)
                                                                                                                          --------
  Total comprehensive income                                                                                                 6,866

Exercise of stock options                                            638                     638                               638

Vesting of non-qualilfied stock                                      519                     519                               519
options

Note receivable from shareholder                                                 53           53                                53

                                 -------   -------    -------    -------   --------      -------     -------     -------  --------
Balance at September 29, 2001       $138       $84    $(1,831)   $37,789      $(235)     $37,554     $70,621     $(1,032) $105,534
                                 =======   =======    =======    =======   ========      =======     =======     =======  ========
























These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K (File No. 0-19357), filed by the Company with the Securities and Exchange Commission on June 28, 2001.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                                                                For the Six Months
                                                                                              Ended Fiscal September
                                                                                              ----------------------
                                                                                            2001                  2000
                                                                                            ----                  ----
                                                                                               (Dollars in thousands)
                                                                                            Increase (Decrease) in Cash
Cash flows from operating activities:
     Net income                                                                           $    7,546           $    6,919
                                                                                          ----------           ----------
     Adjustments to reconcile net income to net cash provided
         by operating activities -
         Depreciation and amortization                                                         6,342                6,531
         Non-qualified stock option expense                                                      727
         Net change in deferred income taxes                                                    (291)
         Gain on disposal of property, plant and equipment                                       (71)                (114)
         Increase in trade receivables                                                          (263)                (372)
         Increase in inventories                                                              (2,362)                (496)
         Increase in other current assets                                                     (2,047)              (1,908)
         Decrease in other noncurrent assets                                                     276                  441
         Increase in trade payables                                                            5,845                4,616
         Increase in accrued expenses                                                          1,917                  179
         Increase in federal and state income taxes payable                                    1,626                2,428
         Decrease in other long-term liabilities                                                (293)                (701)
                                                                                          ----------           ----------
               Total adjustments                                                              11,406               10,604
                                                                                          ----------           ----------
               Net cash provided by operating activities                                      18,952               17,523
                                                                                          ----------           ----------

Cash flows from investing activities:
     Capital expenditures                                                                     (4,709)              (5,139)
     Proceeds from the disposal of property, plant and equipment                                  69                  669
                                                                                          ----------           ----------
               Net cash used for investing activities                                         (4,640)              (4,470)
                                                                                          ----------           ----------

Cash flows from financing activities:
     Proceeds from borrowings                                                                 52,500               46,700
     Principal payments on long-term debt and capital
       lease obligations                                                                     (66,822)             (58,680)
     Exercise of stock options                                                                   638                   50
     Repurchase of common stock                                                                                      (208)
                                                                                          ----------           ----------
               Net cash used for financing activities                                        (13,684)             (12,138)
                                                                                          ----------           ----------

Increase in cash                                                                                 628                  915
Cash at beginning of period                                                                      751                  507
                                                                                          ----------           ----------
Cash at end of period                                                                     $    1,379           $    1,422
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

                            MONRO MUFFLER BRAKE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Change in Fiscal Year
------------------------------

         During the fiscal year ended March 31, 2001, the Board of Directors of the Company elected to change the Company's fiscal year end from March 31 to the last Saturday in March. This change was effective with fiscal year 2002 which began on April 1, 2001.

         The following are the dates represented by each fiscal period:

         "Quarter Ended Fiscal September 2001": July 1, 2001 - September 29, 2001 (13 weeks)
         "Quarter Ended Fiscal September 2000": July 1, 2000 - September 30,
         2000
         "Six Months Ended Fiscal September 2001": April 1, 2001 - September 29, 2001 (26 weeks)
         "Six Months Ended Fiscal September 2000": April 1, 2000 - September 30, 2000

Note 2 - Derivative Financial Instruments
-----------------------------------------

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

         The notional amount of derivative financial instruments, which consisted solely of interest rate swaps used to minimize the risk and/or costs associated with changes in interest rates, was approximately $42 million at September 29, 2001. At that date, swap maturities ranged from November 2002 through October 2005. These swap contracts require the Company to pay fixed-rates of interest ranging from 5.21% to 7.15%, and receive variable-rates of interest based on the 30 day LIBOR rate (plus a spread of 80 basis points in the case of the 7.15% fixed rate contract).

         At September 29, 2001, the fair value of the contracts, net of taxes, is recorded as a component of other comprehensive income in the Statement of Changes in Common Shareholders' Equity.


Note 3 - Stock Repurchase
-------------------------

         In November 1999, the Board of Directors approved a share repurchase program initially authorizing the Company to purchase up to 300,000 shares of its common stock at market prices. In May 2000, the Board of Directors approved an increase of 120,000 shares, bringing the total authorization to 420,000 shares. The amount and timing of any purchase will depend upon a number of factors, including the price and availability of the Company's shares and general market conditions. The Company's purchases of common stock are recorded as "Treasury Stock" and result in a reduction of "Shareholders' equity". At September 29, 2001, the Company had repurchased 216,800 shares under such program.


Note 4 - Inventories
--------------------

         The Company's inventories consist of automotive parts and tires.

         Substantially all merchandise inventories are valued under the last-in, first-out (LIFO) method. Under the first-in, first-out (FIFO) method, these inventories would have been $107,000 and $47,000 higher at September 29, 2001 and March 31, 2001, respectively. The FIFO value of inventory approximates the current replacement cost.

                            MONRO MUFFLER BRAKE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 5 - Cash and Equivalents
-----------------------------

         The Company's policy is to invest cash in excess of operating requirements in income producing investments. Cash equivalents of $1,379,000 at September 29, 2001 and $751,000 at March 31, 2001 include money market accounts which have maturities of three months or less.

Note 6 - Supplemental Disclosure of Cash Flow Information
---------------------------------------------------------

         Debt borrowings and repayments shown in the Consolidated Statement of Cash Flows represent gross borrowings and gross repayments during the period. Under its Revolving Credit Facility, the Company either borrows or repays debt daily depending on its cash needs.

         The following transactions represent noncash investing and financing activities during the periods indicated:

SIX MONTHS ENDED SEPTEMBER 29, 2001:

         In connection with the sale or disposal of assets, the Company reduced fixed assets by $6,000 and decreased other current liabilities by $6,000.

         In connection with performance-based executive compensation, the Company recognized compensation expense of $727,000, increased other long-term liabilities by $208,000 and increased additional paid-in capital by $519,000.

         In connection with recording the value of the Company's swap contracts, other comprehensive income decreased by $1,032,000, other long-term liabilities increased by $1,714,000 and the deferred income tax liability was reduced by $682,000.

SIX MONTHS ENDED SEPTEMBER 30, 2000:

         In connection with the sale or disposal of assets, the Company reduced fixed assets by $126,000 and decreased other current liabilities by $126,000.



CASH PAID DURING THE PERIOD:

                                                     2001               2000
                                                     ----               ----

                  Interest, net                  $2,096,000          $2,930,000
                  Income taxes                    2,700,000           2,145,000

Note 7 - Reclassifications
--------------------------

         Certain amounts in the Consolidated Statement of Cash Flows have been reclassified to improve reporting and maintain comparability among the periods presented.

Note 8 - Other
--------------

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

                                                 FOR THE QUARTER ENDED           FOR THE SIX MONTHS ENDED
                                                    FISCAL SEPTEMBER                  FISCAL SEPTEMBER
                                                    ----------------                  ----------------
                                                  2001            2000               2001            2000
                                                  ----            ----               ----            ----

Sales ........................................    100.0%           100.0%           100.0%           100.0%

Cost of sales, including distribution
 and occupancy costs .........................     57.8             58.4             56.7             57.9
                                                -------          -------          -------          -------

Gross profit .................................     42.2             41.6             43.3             42.1

Operating, selling, general and
 administrative expenses .....................     30.7             29.3             31.8             29.8
                                                -------          -------          -------          -------

Operating income .............................     11.6             12.3             11.5             12.3

Interest expense - net .......................      1.6              2.5              1.7              2.6

Other expenses - net .........................       .2               .3               .3               .2
                                                -------          -------          -------          -------

Income before provision for income taxes .....      9.8              9.5              9.5              9.5

Provision for income taxes ...................      3.7              3.8              3.3              3.8
                                                -------          -------          -------          -------

Net income ...................................      6.1%             5.7%             6.2%             5.7%
                                                =======          =======          =======          =======


SECOND QUARTER AND SIX MONTHS ENDED SEPTEMBER 29, 2001 COMPARED TO SECOND QUARTER AND SIX MONTHS ENDED SEPTEMBER 30, 2000

         Sales were $60.5 million for the quarter ended September 29, 2001 compared with $60.4 million in the quarter ended September 30, 2000. The sales increase of $.1 million, or .1%, was due to an increase of $.7 million related to new stores, largely offset by a decrease in comparable store sales of .7%, and a decrease in sales related to stores closed during fiscal 2001 and 2002 of approximately $.2 million. The decrease in comparable store sales was due to one less selling day during the quarter ended September 29, 2001 as compared to the same quarter of last year. Adjusting for this one less selling day, comparable store sales increased .7% over last year.

         Sales for the six months ended September 29, 2001 were $121.9 million as compared to $121.1 million for the comparable period in the prior year. The sales increase of $.8 million, or .6%, was due to an increase in sales from new stores of $1.5 million, partially offset by a decrease of $.7 million in sales from stores closed in fiscal years 2001 and 2002. Comparable store sales were flat with one less selling day. When adjusted for days, comparable store sales increased .6%.

         Gross profit for the quarter ended September 29, 2001 was $25.6 million or 42.2% as compared with $25.1 million or 41.6% of sales for the quarter ended September 30, 2000. Gross profit for the six months ended September 29, 2001 was $52.7 million, or 43.3% of sales, compared to $51.0 million or 42.1% of sales for the six months ended September 30, 2000. The increase in gross profit for the quarter ended September 29, 2001 as a percentage of sales is primarily due to a decrease in material costs as a result of a shift in mix, as well as selling price increases during the quarter. Additionally, there was a slight decrease in distribution and occupancy costs as compared to the prior year.

         Operating, selling, general and administrative ("SG&A") expenses for the quarter ended September 29, 2001 increased by $.9 million to $18.5 million from the quarter ended September 30, 2000, and were 30.7% of sales as compared to 29.3% in the prior year quarter. For the six months ended September 29, 2001, these expenses increased by $2.6 million to $38.7 million from the comparable period of the prior year, and were 31.8% of sales compared to 29.8%.

         The increase in expense for the quarter ended September 29, 2001 was primarily attributable to the timing of the recognition of insurance expense. Additionally, there were increases in depreciation expense related to the new Point of Sale system installed in fiscal 2001, as well as increases in advertising and manager payroll expense. These increases were partially offset by an increase in cooperative advertising credits as compared to the prior year, as well as a decrease in health insurance claims. Year-to-date, SG&A expenses also increased due to the recognition of $.7 million of expense related to performance-based options granted to the Company's Chief Executive Officer in December 1998.

         Operating income for the quarter ended September 29, 2001 of approximately $7.0 million decreased 5.7% as compared to operating income for the quarter ended September 30, 2000, and decreased as a percentage of sales from 12.3% to 11.6% for the same periods. On a year-to-date basis, operating income decreased approximately $.9 million or 5.9% from the same prior year period, and decreased as a percentage of sales from 12.3% to 11.5%.

         Net interest expense for the quarter ended September 29, 2001 decreased by approximately $.6 million compared to the comparable period in the prior year, and decreased from 2.5% to 1.6% as a percentage of sales for the same period. Net interest expense for the six months ended September 29, 2001 decreased by approximately $1.0 million compared to the same period in the prior year, and decreased from 2.6% to 1.7% as a percentage of sales for the same period. The weighted average interest rate for the quarter ended September 29, 2001 was approximately 170 basis points lower than the rate for the quarter ended September 30, 2000. Additionally, the weighted average debt outstanding decreased by approximately $14 million, resulting in a decrease in expense between the two quarters.

         The effective tax rate for the quarter ended September 29, 2001 was 38.0% of pre-tax income as compared to 39.8% for the quarter ended September 30, 2000. The Company recorded a one-time tax benefit of $.4 million in the quarter ended June 30, 2001, which reduced the tax rate by 640 basis points from the prior year quarter, due to a reduction in the Company's effective tax rate. There has been a reduction in the Company's overall effective state income tax rate because of the Company's growth in lower-taxing states, especially in connection with the fiscal year 1999 Speedy acquisition. This one-time adjustment reduced the accrual for amounts provided in prior fiscal years. Additionally, the Company expects this state rate reduction to continue for the entire fiscal year 2002, and accordingly, has reduced the provision for taxes from 39.8% to 38.0% of pre-tax income for fiscal 2002.

         Net income for the quarter ended September 29, 2001 of $3.7 million increased 6.4% from net income for the quarter ended September 30, 2000. For the six months ended September 29, 2001, net income of $7.5 million increased 9.1%, due to the factors discussed above. Earnings per share for the quarter and six months ended September 29, 2001 increased 5.1% and 7.7%, respectively.


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


CAPITAL RESOURCES AND LIQUIDITY

         Capital Resources

         In fiscal year 2002, the Company's primary capital requirements have been the funding of its new store expansion program and the upgrading of facilities and systems in existing stores. For the six months ended September 29, 2001, the Company spent approximately $4.7 million for equipment and new store construction. Funds were provided primarily by cash flow from operations. Management believes that the Company has sufficient resources available (including cash and equivalents, net cash flow from operations and bank financing) to expand its business as currently planned for the next several years.

         Liquidity

         Concurrent with the closing of the Speedy acquisition in September 1998, the Company obtained a new $135 million secured credit facility from a syndication of lenders led by The Chase Manhattan Bank. Approximately $55 million was borrowed under this Facility to pay the all-cash purchase price, including transaction expenses of approximately $4 million. In addition, the Company refinanced approximately $35 million of indebtedness through the new Credit Facility, with the balance of the Facility available for future working capital needs. More specifically, the new financing structure consists of a $25 million term loan (of which approximately $11.3 million was outstanding at September 29, 2001), a $75 million Revolving credit facility (of which approximately $24.6 million was outstanding at September 29, 2001), and synthetic lease (off-balance sheet) financing for a significant portion of the Speedy real estate, totaling $35 million (of which approximately $32.4 million was outstanding at September 29, 2001). The loans bear interest at the prime rate or LIBOR-based rate options tied to the Company's financial performance. The Company must also pay a facility fee on the unused portion of the commitment.

         The Credit Facility has a five-year term. Interest only is payable monthly on the Revolving credit and synthetic lease borrowings throughout the term. In addition to monthly interest payments, the $25 million term loan requires quarterly principal payments. Principal payments totalling $13.7 million have been paid through September 29, 2001.

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

                            MONRO MUFFLER BRAKE, INC.

                           PART II - OTHER INFORMATION


Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

                The 2001 Annual Meeting of Shareholders of the Company (the "2001 Meeting") was held on August 6, 2001. At the 2001 Meeting, the Company's common shareholders elected management's nominees, Charles J. August, Frederick
M. Danziger, Jack M. Gallagher, Robert G. Gross and Peter J. Solomon to Class 2 of the Board of Directors, to serve until the election and qualification of their respective successors at the 2003 Annual Meeting of Shareholders. Such nominees for director received the following votes:

                Name                                 Votes For                Votes Withheld
                ----                                 ---------                --------------
                Charles J. August                    7,396,574                     71,079
                Frederick M. Danziger                7,433,338                     34,315
                Jack M. Gallagher                    7,398,338                     69,315
                Robert G. Gross                      7,117,865                    349,788
                Peter J. Solomon                     7,240,380                    227,273

                As required under the Company's Certificate of Incorporation, such election of directors and other matters were confirmed by the holders of all 91,727 outstanding shares of the Company's Class C Convertible Preferred Stock, par value $1.50 per share, by written consent dated as of August 6, 2001.

                In addition, Burton S. August, Robert W. August, Donald Glickman, Lionel B. Spiro and W. Gary Wood will continue as Class 1 directors until the election and qualification of their respective successors at the 2002 Annual Meeting of Shareholders.

                Also approved by the following votes were:

                (I) a proposal to ratify the re-appointment of PricewaterhouseCoopers LLP as the independent auditors of the Company for the fiscal year ending March 31, 2002 (7,464,446 shares in favor, 1,333 shares against, 1,874 shares abstaining and zero broker non-votes).

Item 6.    Exhibits and Reports on Form 8-K
           ---------------------------------

                a.      Exhibits

                        11 - Statement of Computation of Per Share Earnings.


                b.      Reports on Form 8-K

                        No reports on Form 8-K were filed during the quarter ended September 29, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      MONRO MUFFLER BRAKE, INC.





  DATE: November 13, 2001             By  /s/ Robert G. Gross
                                          -----------------------------------
                                              Robert G. Gross
                                              President and Chief Executive
                                                 Officer





  DATE: November 13, 2001             By  /s/ Catherine D'Amico
                                          -----------------------------------
                                              Catherine D'Amico
                                              Senior Vice President-Finance,
                                                 Treasurer and Chief Financial
                                                 Officer

                                  EXHIBIT INDEX



 Exhibit No.                   Description                             Page No.
 -----------                   -----------                             --------

 11              Statement of computation of per share earnings           17