Form 10-Q
period 2001-12-29
MONRO MUFFLER BRAKE INC
filed 2002-02-12
CIK 876427

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 29, 2001.
                                               ------------------

                                       OR


             [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


      For the transition period from ________________ to _________________


                           Commission File No. 0-19357
                                              --------


                            MONRO MUFFLER BRAKE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            New York                                         16-0838627
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification #)


200 Holleder Parkway, Rochester, New York                            14615
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip code)


Registrant's telephone number, including area code     585-647-6400
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


                                        Yes  [ X ]            No  [   ]

As of February 11, 2002, 8,217,431 shares of the Registrant's Common Stock, par value $ .01 per share, were outstanding.

                            MONRO MUFFLER BRAKE, INC.


                                      INDEX
                                      -----



Part I.   Financial Information                                        Page No.
                                                                       --------

          Consolidated Balance Sheet at
            December 29, 2001 and March 31, 2001                           3

          Consolidated Statement of Income for the quarter
            and nine months ended December 29, 2001 and
            December 31, 2000                                              4

          Consolidated Statement of Changes in Common
            Shareholders' Equity for the nine months ended
            December 29, 2001                                              5

          Consolidated Statement of Cash Flows for the
            nine months ended December 29, 2001 and
            December 31, 2000                                              6

          Notes to Consolidated Financial Statements                       7

          Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  9

Part II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K                       13

Signatures                                                                14

Exhibit Index                                                             15

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

                                                                                           DECEMBER 29,        MARCH 31,
                                                                                               2001              2001
                                                                                               ----              ----
                                                                                               (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
    Cash and equivalents, including interest-bearing accounts of $0 at
         December 29, 2001 and $751 at March 31, 2001                                    $          0      $        751
    Trade receivables                                                                           1,396             1,161
    Inventories, at LIFO cost                                                                  44,214            41,071
    Deferred income tax asset                                                                     899               899
    Other current assets                                                                        8,739             5,885
                                                                                         ------------      ------------
                Total current assets                                                           55,248            49,767
                                                                                         ------------      ------------

Property, plant and equipment                                                                 213,619           209,420
      Less - Accumulated depreciation and amortization                                        (85,321)          (77,934)
                                                                                         ------------      ------------
                Net property, plant and equipment                                             128,298           131,486
Other noncurrent assets                                                                        11,842            12,586
                                                                                         ------------      ------------
                Total assets                                                             $    195,388      $    193,839
                                                                                         ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                                    $      8,190      $     10,646
    Trade payables                                                                             13,321            11,148
    Federal and state income taxes payable                                                      1,982               648
    Accrued interest                                                                              309               477
    Accrued payroll, payroll taxes and other payroll benefits                                   4,963             5,150
    Accrued insurance                                                                           2,948               948
    Accrued restructuring costs                                                                   400               400
    Other current liabilities                                                                   7,698             7,152
                                                                                         ------------      ------------
                Total current liabilities                                                      39,811            36,569

Long-term debt                                                                                 39,213            50,857
Other long-term liabilities                                                                     2,277               730
Accrued long-term restructuring costs                                                           1,577             1,859
Deferred income tax liability                                                                   5,085             6,014
                                                                                         ------------      ------------
                Total liabilities                                                              87,963            96,029
                                                                                         ------------      ------------

Commitments
Shareholders' equity:
    Class C Convertible Preferred Stock, $1.50 par value, $.216 conversion value;
       150,000 shares authorized; 91,727 shares issued and outstanding                            138               138
    Common Stock, $.01 par value, 15,000,000 shares authorized; 8,427,215 shares issued at December 29, 2001; 8,373,678 shares issued at
       March 31, 2001                                                                              84                84
    Treasury Stock, 216,800 shares at December 29, 2001 and
       March 31, 2001, at cost                                                                 (1,831)           (1,831)
    Additional paid-in capital                                                                 37,596            36,344
    Other comprehensive income                                                                   (964)
    Retained earnings                                                                          72,402            63,075
                                                                                         ------------      ------------
                Total shareholders' equity                                                    107,425            97,810
                                                                                         ------------      ------------
                Total liabilities and shareholders' equity                               $    195,388      $    193,839
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

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

                                                                       FOR THE QUARTER ENDED            FOR THE NINE MONTHS ENDED
                                                                          FISCAL DECEMBER                    FISCAL DECEMBER
                                                                          ---------------                    ---------------
                                                                        2001             2000            2001             2000
                                                                        ----             ----            ----             ----
                                                                     (13 WEEKS)           (a)          (39 WEEKS)          (a)
                                                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Sales                                                                $ 52,443         $ 51,792         $174,313         $172,883
Cost of sales, including distribution and
     occupancy costs                                                   32,589           31,952          101,735          102,051
                                                                     --------         --------         --------         --------

Gross profit                                                           19,854           19,840           72,578           70,832
Operating, selling, general and
     administrative expenses                                           16,068           15,930           54,793           52,042
                                                                     --------         --------         --------         --------

Operating income                                                        3,786            3,910           17,785           18,790
Interest expense, net of interest income for
     the quarter of $8 in 2001 and $26 in
     2000, and year-to-date of $22 in 2001
      and $78 in 2000                                                     835            1,399            2,953            4,524

Other expense, net                                                         78              239              378              501
                                                                     --------         --------         --------         --------

Income before provision for income taxes                                2,873            2,272           14,454           13,765
Provision for income taxes                                              1,092              904            5,127            5,478
                                                                     --------         --------         --------         --------

Net income                                                           $  1,781         $  1,368         $  9,327         $  8,287
                                                                     ========         ========         ========         ========

Earnings per share:
        Basic                                                        $   0.22         $   0.17         $   1.14         $   1.01
                                                                     ========         ========         ========         ========
        Diluted                                                      $   0.20         $   0.15         $   1.03         $   0.93
                                                                     ========         ========         ========         ========

Weighted average number of shares of
   common stock and common stock
   equivalents used in computing earnings
   per share:
         Basic                                                          8,209            8,177            8,188            8,192
                                                                     ========         ========         ========         ========
         Diluted                                                        9,043            8,884            9,020            8,899
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

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN COMMON SHAREHOLDERS' EQUITY
(UNAUDITED)

(DOLLARS IN THOUSANDS)



                                                                               LESS:
                                                                               NOTE        NET                ACCUMULATED
                                                               ADDITIONAL   RECEIVABLE  ADDITIONAL               OTHER
                                 PREFERRED   COMMON  TREASURY   PAID-IN        FROM      PAID-IN    RETAINED  COMPENSATION
                                   STOCK      STOCK    STOCK    CAPITAL    SHAREHOLDER   CAPITAL    EARNINGS     INCOME      TOTAL
                                   -----      -----    -----    -------    -----------   -------    --------     ------      -----



Balance at March 31, 2001           $138       $84    $(1,831)   $36,632      $(288)     $36,344     $63,075                $97,810

Other comprehensive income:
     Cumulative effect at
     April 1, 2001                                                                                               $(352)        (352)

Net income                                                                                             9,327                  9,327
Other comprehensive income:
  SFAS No. 133 adjustment
  for the nine months ended
  December 29, 2001                                                                                               (612)        (612)
                                                                                                                           --------
     Total comprehensive income                                                                                               8,715

Exercise of stock options                                            655                     655                                655

Vesting of non-qualified stock                                       519                     519                                519
options

Note receivable from shareholder                                                 78           78                                 78

                                --------  --------   ---------  ---------   ---------   ---------   ---------   --------   --------

Balance at December 29, 2001        $138       $84    $(1,831)   $37,806      $(210)     $37,596     $72,402     $(964)    $107,425
                                ========  ========   =========  =========   =========   =========   =========   ========   ========













These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K (File No. 0-19357), filed by the Company with the Securities and Exchange Commission on June 28, 2001.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                                                                FOR THE NINE MONTHS
                                                                                               ENDED FISCAL DECEMBER
                                                                                              2001                2000
                                                                                              ----                ----
                                                                                               (DOLLARS IN THOUSANDS)
                                                                                            INCREASE (DECREASE) IN CASH
Cash flows from operating activities:
     Net income                                                                            $      9,327      $      8,287
                                                                                           ------------      ------------
     Adjustments to reconcile net income to net cash provided
         by operating activities -
         Depreciation and amortization                                                            9,503             9,645
         Non-qualified stock option expense                                                         727
         Net change in deferred income taxes                                                       (291)
         Gain on disposal of property, plant and equipment                                          (59)             (176)
         Increase in trade receivables                                                             (235)             (479)
         Increase in inventories                                                                 (3,143)             (566)
         Increase in other current assets                                                        (2,854)             (106)
         Decrease in other noncurrent assets                                                        304               460
         Increase in trade payables                                                               2,173               955
         Increase (decrease) in accrued expenses                                                  2,396              (531)
         Increase in federal and state income taxes payable                                       1,334             2,418
         Decrease in other long-term liabilities                                                   (357)           (1,204)
                                                                                           ------------      ------------
               Total adjustments                                                                  9,498            10,416
                                                                                           ------------      ------------
               Net cash provided by operating activities                                         18,825            18,703
                                                                                           ------------      ------------

Cash flows from investing activities:
     Capital expenditures                                                                        (6,205)           (8,618)
     Proceeds from the disposal of property, plant and equipment                                     74               728
                                                                                           ------------      ------------
               Net cash used for investing activities                                            (6,131)           (7,890)
                                                                                           ------------      ------------

Cash flows from financing activities:
     Proceeds from borrowings                                                                    75,773            77,050
     Principal payments on long-term debt and capital
       lease obligations                                                                        (89,873)          (87,009)
     Exercise of stock options                                                                      655               126
     Repurchase of common stock                                                                                      (980)
                                                                                           ------------      ------------
               Net cash used for financing activities                                           (13,445)          (10,813)
                                                                                           ------------      ------------

Decrease in cash                                                                                   (751)                0
Cash at beginning of period                                                                         751               507
                                                                                           ------------      ------------
Cash at end of period                                                                      $          0      $        507
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

         The following are the dates represented by each fiscal period:


         "Quarter Ended Fiscal December 2001":       September 30, 2001 - December 29, 2001 (13 weeks)
         "Quarter Ended Fiscal December 2000":       October 1, 2000 - December 31, 2000
         "Nine Months Ended Fiscal December 2001":   April 1, 2001 - December 29, 2001 (39 weeks)
         "Nine Months Ended Fiscal December 2000":   April 1, 2000 - December 31, 2000

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

         The notional amount of derivative financial instruments, which consisted solely of interest rate swaps used to minimize the risk and/or costs associated with changes in interest rates, was approximately $42 million at December 29, 2001. At that date, swap maturities ranged from November 2002 through October 2005. These swap contracts require the Company to pay fixed rates of interest ranging from 5.21% to 7.15%, and receive variable rates of interest based on the 30 day LIBOR rate (plus a spread of 80 basis points in the case of the 7.15% fixed rate contract).

         At December 29, 2001, the fair value of the contracts, net of tax, is recorded as a component of other comprehensive income in the Statement of Changes in Common Shareholders' Equity.

Note 3 - Stock Repurchase
-------------------------

         In November 1999, the Board of Directors approved a share repurchase program initially authorizing the Company to purchase up to 300,000 shares of its common stock at market prices. In May 2000, the Board of Directors approved an increase of 120,000 shares, bringing the total authorization to 420,000 shares. The amount and timing of any purchase will depend upon a number of factors, including the price and availability of the Company's shares and general market conditions. The Company's purchases of common stock are recorded as "Treasury Stock" and result in a reduction of "Shareholders' equity". At December 29, 2001, the Company had repurchased 216,800 shares under such program.


Note 4 - Inventories
--------------------

         The Company's inventories consist of automotive parts and tires.

         Substantially all merchandise inventories are valued under the last-in, first-out (LIFO) method. Under the first-in, first-out (FIFO) method, these inventories would have been $15,000 and $47,000 higher at December 29, 2001 and March 31, 2001, respectively. The FIFO value of inventory approximates the current replacement cost.

                            MONRO MUFFLER BRAKE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Cash and Equivalents
-----------------------------

         The Company's policy is to invest cash in excess of operating requirements in income producing investments. Cash equivalents of $751,000 at March 31, 2001 include money market accounts which have maturities of three months or less.

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

         The following transactions represent noncash investing and financing activities during the periods indicated:

NINE MONTHS ENDED DECEMBER 29, 2001:

         In connection with the sale or disposal of assets, the Company reduced fixed assets and other current liabilities by $161,000.

         In connection with performance-based executive compensation, the Company recognized compensation expense of $727,000, increased other long-term liabilities by $208,000 and increased additional paid-in capital by $519,000.

         In connection with recording the value of the Company's swap contracts, other comprehensive income decreased by $964,000, other long-term liabilities increased by $1,602,000 and the deferred income tax liability was reduced by $638,000.

NINE MONTHS ENDED DECEMBER 31, 2000:

         In connection with the termination of a capital lease, the Company reduced debt and fixed assets by $114,000 and $50,000, respectively, and recorded a gain of $64,000.

         In connection with the sale or disposal of assets, the Company reduced fixed assets and other current liabilities by $126,000.

CASH PAID DURING THE PERIOD:

                                            NINE MONTHS ENDED FISCAL DECEMBER
                                            ---------------------------------

                                               2001                   2000
                                               ----                   ----

         Interest, net                    $2,915,000              $4,292,000
         Income taxes                      4,084,000               3,060,000


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

                                                     FOR THE QUARTER ENDED         FOR THE NINE MONTHS ENDED
                                                         FISCAL DECEMBER                 FISCAL DECEMBER
                                                         ---------------                 ---------------
                                                     2001             2000            2001             2000
                                                     ----             ----            ----             ----

Sales                                               100.0%           100.0%           100.0%           100.0%

Cost of sales, including distribution
   and occupancy costs                               62.1             61.7             58.4             59.0
                                                  -------          -------          -------          -------

Gross profit                                         37.9             38.3             41.6             41.0

Operating, selling, general and
   administrative expenses                           30.7             30.8             31.4             30.1
                                                  -------          -------          -------          -------

Operating income                                      7.2              7.5             10.2             10.9

Interest expense - net                                1.6              2.7              1.7              2.6

Other expenses - net                                   .1               .5               .2               .3
                                                  -------          -------          -------          -------


Income before provision for
   income taxes                                       5.5              4.3              8.3              8.0

Provision for income taxes                            2.1              1.7              2.9              3.2
                                                  -------          -------          -------          -------

Net income                                            3.4%             2.6%             5.4%             4.8%
                                                  =======          =======          =======          =======

THIRD QUARTER AND NINE MONTHS ENDED DECEMBER 29, 2001 COMPARED TO
THIRD QUARTER AND NINE MONTHS ENDED DECEMBER 31, 2000.

         Sales were $52.4 million for the quarter ended December 29, 2001 compared with $51.8 million in the quarter ended December 31, 2000. The sales increase of $.7 million, or 1.3%, was due to a comparable store sales increase of .6%, as well as an increase in sales of $.5 million from stores opened since the beginning of fiscal 2001.

         Sales for the nine months ended December 29, 2001 were $174.3 million compared with $172.9 million for the same period of the prior year. The sales increase of $1.4 million, or .8% was due, in part, to an increase in comparable store sales of .2%, as well as an increase in sales from new stores of $2.0 million. This increase was partially offset by a decrease of $.8 million in sales from stores closed in fiscal years 2001 and 2002. When adjusted for days, comparable store sales increased .6% year-to-date.

         At December 29, 2001 and December 31, 2000 the Company had 513 company-operated stores.

         Gross profit for the quarter ended December 29, 2001 was $19.9 million, or 37.9% of sales, as compared to $19.8 million, or 38.3% of sales for the quarter ended December 31, 2000. Gross profit for the nine months ended December 29, 2001 was $72.6 million, or 41.6% of sales, as compared to $70.8 million, or 41.0% of sales for the nine months ended December 31, 2000.

         The decrease in gross profit for the quarter ended December 29, 2001 as a percentage of sales is due to an increase in material costs, primarily related to an increase in oil prices, as well as an increase related to the timing of the provision of inventory shrink and LIFO reserves. Outside purchases also remain a challenge as the Company continues to expand its service offerings, and with the continuing parts proliferation. These increases were largely offset by a decrease in distribution and occupancy costs, as well as a decrease in technician labor due to improved productivity and control.

         Operating, selling, general and administrative ("OSG & A") expenses for the quarter ended December 29, 2001 increased by $.1 million to $16.1 million from the quarter ended December 31, 2000, and were 30.7% of sales compared to 30.8% in the same quarter of the prior year. For the nine months ended December 29, 2001, these expenses increased by $2.8 million to $54.8 million from the comparable period of the prior year and were 31.4% of sales compared to 30.1% in the comparable period of the prior year.

         The third quarter decrease in OSG & A expenses as a percent of sales is primarily due to relatively flat expenses against a comparable store sales increase.

         Net interest expense for the quarter ended December 29, 2001 decreased by approximately $.6 million compared to the same period in the prior year, and decreased from 2.7% to 1.6% as a percentage of sales for the same periods. Net interest expense for the nine months ended December 29, 2001 decreased by approximately $1.6 million compared to the comparable period in the prior year, and decreased from 2.6% to 1.7% as a percentage of sales for the same periods. The weighted average interest rate for the quarter ended December 29, 2001 was approximately 230 basis points lower than the rate for the quarter ended December 31, 2000. Additionally, the weighted average debt outstanding decreased by approximately $14 million, resulting in a decrease in expense between the two quarters.

         Other expense, net, for the quarter ended December 29, 2001 decreased by $.2 million to $78,000 from the quarter ended December 31, 2000. For the nine months ended December 29, 2001, other expense, net, decreased by $.1 million to $.4 million from the nine months ended December 31, 2000. The primary reason for the decline in fiscal 2002 is a decrease in store closing expense related to Monro store closures.

         The effective tax rate for the quarter ended December 29, 2001 was 38% of pre-tax income as compared to 39.8% for the quarter ended December 31, 2000. There has been a reduction in the Company's overall effective state income tax rate because of the Company's growth in lower-taxing states, especially in connection with the fiscal year 1999 Speedy acquisition. The Company recorded a one-time tax benefit of $.4 million in the quarter ended June 30, 2001, which reduced the tax rate by 640 basis points from the prior year quarter, due to a reduction in the Company's effective tax rate. This one-time adjustment reduced the accrual for amounts provided in prior fiscal years. Additionally, the Company expects this state rate reduction to continue for the entire fiscal year 2002, and accordingly, has reduced the provision for taxes from 39.8% to 38.0% of pre-tax income for fiscal 2002.

         Net income for the quarter ended December 29, 2001 was approximately $1.8 million as compared to a net income of $1.4 million reported for the quarter ended December 31, 2000, an increase of 30.2%. For the nine months ended December 29, 2001, net income of approximately $9.3 million increased 12.5%, due to the factors discussed above. Earnings per share for the quarter and nine months ended December 29, 2001 increased 33.3% and 10.8%, respectively.

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

CAPITAL RESOURCES AND LIQUIDITY

         Capital Resources

         In fiscal year 2001, the Company's primary capital requirements have been the funding of its new store expansion program and the upgrading of facilities and systems in existing stores. For the nine months ended December 29, 2001, the Company spent approximately $6.2 million for equipment and new store construction. Funds were provided primarily by cash flow from operations. Management believes that the Company has sufficient resources available (including cash and equivalents, net cash flow from operations and bank financing) to expand its business as currently planned.

         Liquidity

         Concurrent with the closing of the Speedy acquisition in September 1998, the Company obtained a new $135 million secured credit facility ("the Credit Facility" or "the Facility") from a syndicate of lenders led by The Chase Manhattan Bank. Approximately $55 million was borrowed under this Facility to pay the all-cash purchase price, including transaction expenses of approximately $4 million. In addition, the Company refinanced approximately $35 million of indebtedness through the new Credit Facility, with the balance of the Facility available for future working capital needs. More specifically, the new financing structure consists of a $25 million term loan (of which approximately $9.4 million was outstanding at December 29, 2001), a $75 million Revolving credit facility (of which approximately $26.9 million was outstanding at December 29, 2001), and synthetic lease (off-balance sheet) financing for a significant portion of the Speedy real estate, totaling $35 million (of which approximately $32.4 million was outstanding at December 29, 2001). The loans bear interest at the prime rate or LIBOR-based rate options tied to the Company's financial performance. The Company must also pay a facility fee on the unused portion of the commitment.

         The Credit Facility has a five-year term. Interest only is payable monthly on the Revolving credit and synthetic lease borrowings throughout the term. In addition to monthly interest payments, the $25 million term loan requires quarterly principal payments. Principal payments totalling $15.6 million have been paid through December 29, 2001.

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

FINANCIAL ACCOUNTING STANDARDS


         On June 29, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 and 142 ("SFAS 141 and SFAS 142"), "Business Combinations" and "Goodwill and Other Intangible Assets", respectively. SFAS 141 is effective immediately and SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company plans to adopt SFAS No. 142 effective March 31, 2002. The adoption of SFAS Nos. 141 and 142 is not expected to materially affect the Company's results of operations or financial position.

                            MONRO MUFFLER BRAKE, INC.

                           PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K
                  ---------------------------------

         a.       Exhibits
                  11 - Statement of Computation of Per Share Earnings.

         b.       Reports on Form 8-K.

                  No reports on Form 8-K were filed during the quarter ended December 29, 2001.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    MONRO MUFFLER BRAKE, INC.


DATE: February 12, 2002             By  /s/ Robert G. Gross
                                      ------------------------------------------
                                      Robert G. Gross
                                      President and Chief Executive Officer



DATE: February 12, 2002             By  /s/ Catherine D'Amico
                                      ------------------------------------------
                                      Catherine D'Amico
                                      Senior Vice President-Finance, Treasurer
                                        and Chief Financial Officer

                                  EXHIBIT INDEX



  Exhibit No.         Description                                      Page No.
  -----------         -----------                                      --------



  11                  Statement of Computation of Per Share Earnings      16