Form 10-K
period 2002-03-30
MONRO MUFFLER BRAKE INC
filed 2002-06-28
CIK 876427

                          Form 10-K

SECURITIES AND EXCHANGE COMMISSION
--------------------------------------------------------------------------------
WASHINGTON, D.C. 20549

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                                 THE

   SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                 For Fiscal Year Ended March 30, 2002

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

       Registrant's telephone number, including area code: (585) 647-6400

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

                              Yes  X      No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of June 1, 2002, the aggregate market value of voting stock held by non-affiliates of the registrant was $138,783,000.

As of June 1, 2002, 8,315,823 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant's definitive proxy statement (to be filed pursuant to Regulation 14A) for the 2002 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated by reference into Part III hereof.

                            Part I


ITEM 1.    BUSINESS
--------------------------------------------------------------------------------

-GENERAL
     Monro Muffler Brake, Inc. ("Monro" or the "Company") is a chain of 514 Company-operated and 19 dealer-operated stores providing automotive undercar repair services in the United States. At March 30, 2002, Monro operated Company stores in New York, Pennsylvania, Ohio, Connecticut, Massachusetts, West Virginia, Virginia, Maryland, Vermont, New Hampshire, New Jersey, North Carolina, South Carolina, Indiana, Rhode Island and Delaware under the name "Monro Muffler Brake & Service" and "Speedy Auto Service by Monro" (together, the "Company Stores"). The Company's stores typically are situated in high-visibility locations in suburban areas and small towns, as well as in major metropolitan areas. The Company Stores serviced approximately 2,184,000 vehicles in fiscal 2002. (References herein to fiscal years are to the Company's year ended fiscal March [e.g., references to "fiscal 2002" are to the Company's fiscal year ended March 30, 2002].)
     The predecessor to the Company was founded by Charles J. August in 1957 as a Midas Muffler franchise in Rochester, New York, specializing in mufflers and exhaust systems. In 1966, the Company discontinued its affiliation with Midas Muffler, and began to diversify into a full line of undercar repair services. An investor group led by Peter J. Solomon and Donald Glickman purchased a controlling interest in the Company in July 1984. At that time, Monro operated 59 stores, located primarily in upstate New York, with approximately $21 million in sales in fiscal 1984. Since 1984, Monro has continued its growth and has expanded its marketing area to include 16 additional states. Recent expansion included the September 1998 acquisition of 189 company-owned and 14 franchised Speedy stores, all located in the United States, from SMK Speedy International Inc. of Toronto Canada, and the April 2002 acquisition of Kimmel Automotive, Inc. (See additional discussion under "Expansion Strategy".)
     In December 1998, the Company appointed Robert G. Gross as President and Chief Executive Officer who began full-time responsibilities on January 1, 1999.
     The Company was incorporated in the State of New York in 1959. The Company's principal executive offices are located at 200 Holleder Parkway, Rochester, New York 14615, and its telephone number is (585) 647-6400.
     The Company provides a broad range of services on passenger cars, light trucks and vans for mufflers and exhaust systems (estimated at 23% of fiscal 2002 sales); brakes (33%); and steering, drive train, suspension and wheel alignment (16%). The Company also provides other products and services including tires, scheduled maintenance and state inspections (28%). Monro specializes in the repair and replacement of parts which must be periodically replaced as they wear out. Normal wear on these parts generally is not covered by new car warranties. The Company typically does not perform under-the-hood repair services except for oil change services, a heating and cooling system "flush and fill" service and some minor tune-up services. (See additional discussion under "Operating Strategy.") The Company does not sell parts or accessories to the do-it-yourself market.
     The Company has two wholly-owned subsidiaries, Monro Service Corporation and Monro Leasing, LLC, both of which are Delaware corporations qualified to do business in the State of New York.
     Monro Service Corporation holds all assets, rights, responsibilities and liabilities associated with the Company's warehousing, purchasing, advertising, accounting, office services, payroll, cash management and certain other operations which are wholly performed within New York State. The Company believes that this structure has enhanced, and will continue to enhance, operational efficiency and provide cost savings.
     Monro Leasing, LLC was established primarily to act as lessee in real estate transactions for store locations. Currently, the sole member of the entity is the Company.

-INDUSTRY OVERVIEW
     According to industry reports, demand for automotive repair services, including undercar repair services, has increased due to the general increase in the number of vehicles registered, the growth in vehicle miles driven, the increase in the average age of vehicles and the increased complexity of vehicles, which makes it more difficult for a vehicle owner to perform do-it-yourself repairs.
     At the same time as demand for automotive repair services has grown, the number of general repair outlets has decreased, principally because fewer gas stations now perform repairs, and because there are fewer new car dealers. Monro believes that these factors present opportunities for increased sales by the Company, even though the number of specialized repair outlets (such as those operated by the Company and its direct competitors) has increased to meet the growth in demand.

-EXPANSION STRATEGY
     Monro has experienced significant growth in recent years due to acquisitions and, to a lesser extent, the opening of new stores. Management believes that the continued growth in sales and profits of the Company is dependent, in large part, upon its continued ability to open/acquire and operate new stores on a profitable basis. In addition, overall profitability of the Company could be reduced if new stores do not attain profitability.
     Monro believes that there are expansion opportunities in new as well as existing market areas which will result from a combination of constructing stores on vacant land and acquiring existing store locations. The Company believes that, as the industry consolidates due to the increasingly complex nature of automotive repair and the expanded capital requirements for state-of-the art equipment, there will be more opportunities for acquisitions of existing businesses or store structures.
     In that regard, effective April 1, 2002, the Company purchased all of the outstanding common stock, as well as a


                  -------------------------------------------
                                       1
portion of the preferred stock, of Kimmel Automotive, Inc. ("Kimmel"), based in Baltimore, Maryland. Kimmel Automotive operates 34 tire and automotive repair stores in Maryland and Virginia, as well as Wholesale and Truck Tire Divisions (including two commercial stores).
     Although the 15 Kimmel Tire and Automotive Centers in Baltimore and 19 Tread Quarters stores in Virginia are in the same general markets in which Monro competes, Monro and Kimmel are mainly situated in non-overlapping areas. There are no plans to close any of the Kimmel stores, which will continue to operate under the current brand names.
     Additionally, in September 1998, the Company completed the acquisition of 189 company-operated and 14 franchised Speedy stores (the "Acquired Speedy stores"), from SMK Speedy International Inc. of Toronto Canada. The Acquired Speedy stores are located primarily in complementary areas in Monro's existing markets in the Northeast, Mid-Atlantic and Midwest regions of the United States.
     As of March 30, 2002, Monro had 514 Company-operated stores and 19 dealer locations located in 17 states. The following table shows the growth in the number of Company-operated stores over the last five fiscal years:

----------------------------------------------------------------

STORE OPENINGS AND CLOSINGS

                             YEAR ENDED FISCAL MARCH,
                       1998    1999    2000    2001    2002
-----------------------------------------------------------
Stores open at
beginning of year      313     350     524     512     511
Stores opened during
year                    39     210(a)   13       4       4
Stores closed during
year (b)                (2)    (36)    (25)     (5)     (1)
                       ---     ---     ---     ---     ---
Stores open at end of
year                   350     524     512     511     514
                       ===     ===     ===     ===     ===

(a) Includes 189 Acquired Speedy stores.

(b) These stores were closed because they failed to achieve an acceptable level of profitability or because a new Monro store was opened in the same market at a more favorable location. Fiscal 1999 and 2000 closures primarily relate to underperforming or redundant Speedy locations.

----------------------------------------------------------------

     The Company plans to open approximately five new stores in fiscal 2003, and to continue to search for appropriate acquisition candidates. In future years, should the Company find that there are not suitable acquisition candidates, it would increase its new store (green field) openings.
     The Company has developed a systematic method for selecting new store locations and a targeted approach to marketing new stores. Key factors in market and site selection include population, demographic characteristics, vehicle population and the intensity of competition. These factors are evaluated through the use of a proprietary computer model developed for the Company. The characteristics of each potential site are compared by the model to the profiles of existing stores, and the model then projects sales for that site. Monro attempts to cluster stores in market areas in order to achieve economies of scale in advertising, supervision and distribution costs. All new sites presently under consideration are within Monro's established market areas.
     As a result of extensive analysis of its historical and projected store opening strategy, the Company has established major market profiles, as defined by market awareness: mature, existing and new markets. Over the next several years, the Company expects to build a greater percentage of stores in mature and existing markets in order to capitalize on the Company's market presence and consumer awareness. All four stores opened in fiscal 2002 were in mature or existing markets.
     The Company believes that management and operating improvements implemented over the last several fiscal years will enhance its ability to sustain its growth. The Company has a chain-wide computerized inventory control and electronic point-of-sale (POS) management information system, which has increased management's ability to monitor operations as the number of stores has grown. Late in fiscal 2001, the Company installed a new Windows-based, point-of-sale system in all of its stores. Being Windows-based, the system has simplified training of new employees. Additionally, the system includes electronic mail and electronic cataloging, which allows store managers to electronically research the specific parts needed for the make and model of the car being serviced. This enhanced system includes software which contains data that mirrors the scheduled maintenance requirements in vehicle owners' manuals, specifically by make, model, year and mileage for every automobile. Management believes that this software facilitates the presentation and sale of Scheduled Maintenance services to customers. Other enhancements include the streamlining of estimating and other processes; graphic catalogs; a thermometer graphic which guides store managers on the profitability of each job; and expanded monitoring of price changes. This latter change requires more specificity on the reason for a discount, which management believes will lead to reduced discounting. Enhancements will continue to be made to the POS system annually which increase efficiency, improve the quality and timeliness of store reporting and enable the Company to better serve its customers.
     The financing to open a new store location may be accomplished in one of three ways: a store lease for the land and building (in which case, land and building costs will be financed primarily by the lessor), a land lease with the building constructed by the Company (with building costs paid by the Company), or a land purchase with the building constructed by the Company. In all three cases, each new store also will require approximately $138,000 for equipment (including a point-of-sale system and a truck), and approximately $70,000 in inventory. Because Monro generally does not extend credit to its customers, stores generate almost no receivables and a new store's actual net working capital investment is nominal. Total capital required to open a new store ranges, on average (based upon the last five fiscal years' openings, excluding the Acquired Speedy locations), from $273,000 to $920,000 depending on the location and which of the three financing methods is used. In instances where Monro acquires an existing business, it may pay additional amounts for intangible assets such as customer lists, covenants not-to-compete and goodwill.


                  -------------------------------------------

     At March 30, 2002, the Company leased the land and/or the building at approximately 78% of its store locations and owned the land and building at the remaining locations. Monro's policy is to situate new stores in the best locations, without regard to the form of ownership required to develop the locations.
     New stores, excluding acquired stores, have average sales of approximately $360,000 in their first 12 months of operation, or $60,000 per bay.

-OPERATING STRATEGY
     Monro's operating strategy is to provide its customers with dependable, high-quality automotive service at a competitive price by emphasizing the following key elements.

PRODUCTS AND SERVICES

     All stores provide a full range of undercar repair services for brakes, steering, mufflers and exhaust systems, drive train, suspension and wheel alignment. These services apply to all makes and models of domestic and foreign cars, light trucks and vans. In addition, all stores provide many of the routine maintenance services (except engine diagnostic and major transmission repair) which automobile manufacturers suggest or require in the vehicle owners' manuals, and which fulfill manufacturers' requirements for new car warranty compliance. At the end of fiscal 2001, the Company introduced "Scheduled Maintenance" services in all of its stores whereby the aforementioned services are formally packaged and offered to consumers based upon the year, make, model and mileage of each specific vehicle. Management believes that the Company is able to offer this service in a more convenient and cost competitive fashion than auto dealers can provide.
     Substantially all of the stores provide oil change services as well as tire sales and installation. All stores perform a heating and cooling system "flush and fill" service, a transmission "flush and fill" service, and belt and hose installation. Additionally, all stores replace and service batteries, starters and alternators. Stores in New York, West Virginia, New Hampshire, Pennsylvania, North Carolina, Virginia and Vermont also perform annual state inspections. Approximately 25% of the Company's stores also offer air conditioning services.

CUSTOMER SATISFACTION

     The Company's vision of being the dominant Auto Service provider in the markets it serves is supported by a set of values displayed in each Company store emphasizing TRUST:

      --  Total Customer Satisfaction

      -- Respect, Recognize and Reward (employees who are committed to these values)

      --  Unparalleled Quality and Integrity

      --  Superior Value and

      --  Teamwork

     Additionally, each Company-operated store displays and operates under the following set of customer satisfaction principles: free inspection of brakes, shocks, front end and exhaust systems; item-by-item review with customers of problem areas; free written estimates; written guarantees; drive-in service without an appointment; fair and reasonable prices as advertised; and repairs by professionally trained undercar specialists, many of whom are Automotive Service Excellence (ASE) certified in brakes and suspension. (See additional discussion under "Store Operations: Quality Control and Warranties.")

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

COMPREHENSIVE TRAINING

     The Company provides ongoing, comprehensive training to its store employees. Monro believes that such training provides a competitive advantage by enabling its technicians to provide quality service to its customers in all areas of


                  -------------------------------------------
undercar repair. (See additional discussion under "Store Operations: Store Personnel and Training.")

-STORE OPERATIONS

STORE FORMAT

     The typical format for a Monro repair store is a free-standing building of approximately 4,500 square feet consisting of a sales area, six fully-equipped service bays and a parts storage area, with a parking lot with space for approximately 17 cars. Acquired Speedy stores average five bays per location with approximately 4,200 square feet. Most service bays are equipped with aboveground electric vehicle lifts. The typical Company store carries approximately $70,000 of inventory and approximately 3,700 stock keeping units ("SKUs"). Generally, each store is located within 25 miles of a "key" store which carries approximately 60% more inventory than a typical store, and serves as a mini-distribution point for slower moving inventory for other stores in its area.
     The stores generally are situated in high-visibility locations in suburban areas, major metropolitan areas or small towns and offer easy customer access. The typical store is open from 7:30 a.m. to 7:00 p.m. on Monday through Friday and from 7:30 a.m. to 5:00 p.m. on Saturday.

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

QUALITY CONTROL AND WARRANTIES

     To maintain quality control, the Company conducts audits to rate its employees' telephone sales manner and the accuracy of pricing information given.
     The Company has a customer survey program to monitor customer attitudes toward service quality, friendliness, speed of service, and several other factors for each store. This program includes monthly survey mailings to customers of all stores. (Each mailing consists of approximately 30 surveys per store.) Customer concerns are addressed via letter and personal follow-up by field management.
     The Company uses a "Double Check for Accuracy Program" as part of its routine store procedures. This quality assurance program requires that a technician and supervisory-level employee independently inspect a customer's vehicle, diagnose and document the necessary repairs, and agree on an estimate before presenting it to a customer. This process is formally documented on the written estimate by store personnel.
     The Company is an active member of the Motorist Assurance Program ("MAP"). MAP is an organization of automotive retailers, wholesalers and manufacturers which was established as part of an industry-wide effort to address the ethics and business practices of companies in the automotive repair industry. Participating companies commit to improving consumer confidence and trust in the automotive repair industry by adopting "Uniform Inspection Guidelines" and "Standards of Service" established by MAP. These "Standards of Service" are posted in Monro and Speedy stores and serve to provide consistent recommendations to customers in the diagnosis and repair of a vehicle.
     Monro offers limited warranties on substantially all of the products and services that it provides. The Company believes that these warranties are competitive with industry practices, and serve as a marketing tool to increase repeat business at the stores.
     All headquarters management personnel participate in the Company's day-in-the-store program by working in a store under the direction of the store manager, to better understand the latest developments at the store level, and with the goal of improving support and service to the field.

STORE PERSONNEL AND TRAINING

     The Company supervises store operations primarily through its Divisional Vice Presidents who oversee Zone Managers who, in turn, oversee Market Managers. The typical store is staffed by a Store Manager and four to six technicians, one of whom serves as the Assistant Manager. All Store Managers receive a base salary, and Assistant Managers receive hourly compensation. In addition, Store Managers and Assistant Managers may receive other compensation based on their store's customer relations, gross profit, labor cost controls, safety, sales volume and other factors via a quarterly bonus based on performance in these areas.
     Monro believes that the ability to recruit and retain qualified technicians is an important competitive factor in the automotive repair industry, which has historically experienced a high turnover rate. Monro makes a concerted effort to recruit individuals who will have a long-term commitment to the Company and offers an hourly rate structure and additional compensation based on productivity; a competitive benefits package including health, dental, life and disability insurance; a 401(k)/profit-sharing plan; as well as the opportunity to advance within the Company. Many of the Company's Managers and Market Managers started with Monro or Speedy as technicians.
     Many of the Company's new technicians join the Company in their early twenties as trainees or apprentices. As they progress, they are promoted to technician and eventually master technician, the latter requiring ASE certification in both brakes and suspension. The Company offers a tool purchase program through which trainee technicians can acquire their own set of tools. The Company also will reimburse technicians for the cost of ASE certification registration fees and test fees and encourages all technicians to become certified by providing a higher hourly wage rate following their certification.
     The Company's training department conducts in-house technical clinics for store personnel and management training


         -------------------------------------------
programs for new Store Managers, and coordinates attendance at technical clinics offered by the Company's vendors. Each Monro store maintains a library of 20 to 25 instructional videos. The Company issues technical bulletins to all stores on innovative or complex repair processes, and maintains a centralized data base for technical repair problems. In addition, the Company has established a telephone technical hotline to provide assistance to store personnel in resolving problems encountered while diagnosing and repairing vehicles. The help line is available during all hours of store operation.
     The Company has established Monro University to provide comprehensive training and development of current and prospective Store Managers. Training is accomplished through an intensive one-week instructional program at a separate facility in Rochester, New York. Topics covered include sales training, customer service, time management, human resources (counseling, recruiting, interviewing, etc.), leadership, inventory control and financial management. The courses employ a variety of instructional techniques including video taping, role playing, and testing. Several of the courses are conducted by officers of the Company, whose first priority is instilling the Company's culture, philosophies and values into the individuals who hold these important positions. The one-week class follows a field training segment which ranges from two to four weeks depending upon the individual's level of experience. Monro management is closely tracking the performance of the managers who have completed the class. On average, the program has led to increased store profitability as well as longer retention of the Store Managers.

-PURCHASING AND DISTRIBUTION
     The Company, through its wholly-owned subsidiary Monro Service Corporation, selects and purchases parts and supplies for all Company-operated stores on a centralized basis through an automatic replenishment system. Although purchases outside the centralized system ("outside purchases") are made when needed at the store level, these purchases are low by industry standards, and accounted for approximately 16% of all parts used in fiscal 2002.
     The Company's ten largest vendors accounted for approximately 53% of its parts purchases, with the largest vendor accounting for approximately 16% of total purchases in fiscal 2002. The Company purchases parts from over 100 vendors. Management believes that the Company's relationships with vendors are excellent and that alternative sources of supply exist, at comparable cost, for substantially all parts used in the Company's business. The Company routinely obtains bids from vendors to ensure it is receiving competitive pricing and terms.
     Most parts are shipped by vendors to the Company's warehouse facility in Rochester, New York, and are distributed to stores through the Company-operated tractor/trailer fleet. Most stores are replenished once every week from the warehouse, and such replenishment fills, on the average, 94% of all items ordered by the stores' automatic POS-driven replenishment system. The warehouse stocks approximately 7,100 SKUs.
     The Company has entered into various contracts with parts suppliers which require it to buy up to 90% of its annual purchases of specific products including brakes, exhaust, oil and ride control at market prices. The agreements expire at various dates through February 2007. The Company believes these agreements provide it with high quality, branded merchandise at preferred pricing, along with strong marketing and training support.

-COMPETITION
     The Company competes in the retail automotive service industry. This industry is generally highly competitive and fragmented, and the number, size and strength of competitors varies widely from region to region. The Company believes that competition in this industry is based on customer service and reputation, store location, name awareness and price. Monro's primary competitors include national and regional undercar specialty and general automotive service chains, both franchised and company-operated; car dealerships; and, to a lesser extent, gas stations and independent garages. Monro considers Midas, Inc. and Meineke Discount Mufflers Inc. to be direct competitors. In most of the new markets that the Company has entered, at least one competitor was already present. In identifying new markets, the Company analyzes, among other factors, the intensity of competition. (See "Expansion Strategy" and "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

-EMPLOYEES
     As of March 30, 2002, Monro had 2,463 employees, of whom 2,288 were employed in the field organization, 51 were employed at the warehouse and 124 were employed at the Company's corporate headquarters. Monro's employees are not members of any union. The Company believes that its relations with its employees are good.

-REGULATION
     The Company stores new oil and recycled antifreeze, and generates and handles used automotive oils, antifreeze and certain solvents, which are disposed of by licensed third-party contractors. In certain states, as required, the Company also recycles oil filters. Thus, the Company is subject to a number of federal, state and local environmental laws including the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"). In addition, the United States Environmental Protection Agency (the "EPA"), under the Resource Conservation and Recovery Act ("RCRA"), and various state and local environmental protection agencies regulate the Company's handling and disposal of waste. The EPA, under the Clean Air Act, also regulates the installation of catalytic converters by the Company and all other repair stores by periodically spot checking jobs, and has the power to fine businesses that use improper procedures or materials. The EPA has the authority to impose sanctions, including civil penalties up to $25,000 per violation (or up to $25,000 per day for certain willful violations or failures to cooperate with authorities), for violations of RCRA and the Clean Air Act.

                  -------------------------------------------

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

-SEASONALITY
     Although the Company's business is not highly seasonal, customers do require more undercar service during the period of March through October than the period of November through February, when miles driven tend to be lower. As a result, sales and profitability are lower during the latter period.

ITEM 2.    PROPERTIES
--------------------------------------------------------------------------------

     The Company, through Monro Service Corporation, owns its office/warehouse facility of approximately 95,000 square feet, which is located on 12.7 acres of land in Holleder Industrial Park, in Rochester, New York.
     In connection with the Speedy Acquisition in September 1998, the Company financed most of the real estate formerly owned by SMK Speedy International Inc. via a synthetic lease (off-balance sheet) agreement. This lease was part of a $135 million secured credit facility from a syndication of lenders. (See additional discussion under "Capital Resources and Liquidity.") Of the total number of Company-operated Acquired Speedy locations, 23 buildings on land-leased sites and 71 parcels of land and buildings on formerly owned locations are currently leased under this arrangement. (There are also seven closed Acquired Speedy stores which are financed under the synthetic lease.)
     Of Monro's 514 Company-operated stores at March 30, 2002, 114 were owned, 289 were leased and for 111, the land only was leased, including stores under the synthetic lease arrangement. In general, the Company leases store sites for a ten-year period with several five-year renewal options. Giving effect to all renewal options, over 81% of the operating leases (299 stores) expire after 2010. Certain of the leases provide for contingent rental payments if a percentage of annual gross sales exceeds the base fixed rental amount. The highest contingent percentage rent of any lease is 6.75%, and no such lease has adversely affected profitability of the store subject thereto. Certain officers and directors of the Company or members of their families are the lessors, or have interests in entities that are the lessors, with respect to 40 of the leases. No related party leases, other than renewals or modifications of leases on existing stores, have been entered into since May 1989, and no new related party leases are contemplated.
     The office and warehouse facility and nine of the owned stores are subject to mortgages held by commercial banks or private investors. As of March 30, 2002, the outstanding amount under the mortgage on the headquarters office and warehouse facility was $2.0 million, and the aggregate outstanding amount under the permanent mortgages on nine of the owned stores was $2.6 million. There was also $.7 million outstanding under a mortgage held by the City of Rochester, New York, secured by the land on which the headquarters office and warehouse is located, and a term loan of $.1 million secured by the headquarters facility.

ITEM 3.    LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

     The Company is not a party or subject to any legal proceedings other than certain routine claims and lawsuits that arise in the normal course of its business. The Company does not believe that such routine claims or lawsuits, individually or in the aggregate, will have a material adverse effect on its financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002.


                  -------------------------------------------

                           Part II



ITEM 5.    MARKET FOR THE COMPANY'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

-MARKET INFORMATION
     The Common Stock is traded on the over-the-counter market and is quoted on the NASDAQ National Market System under the symbol "MNRO". The following table sets forth, for the Company's last two fiscal years, the range of high and low sales prices on the NASDAQ National Market System for the Common Stock:

----------------------------------------------------------------

                         FISCAL 2002            FISCAL 2001
QUARTER ENDED           HIGH      LOW          HIGH      LOW
-------------------------------------------------------------
June                   $15.20    $10.35       $ 9.19    $7.75
September               14.37     11.10        11.25     8.63
December                14.89     11.00        11.06     8.94
March                   17.75     13.00        11.00     8.94
-------------------------------------------------------------

-HOLDERS
     At May 29, 2002, the Company's Common Stock was held by approximately 2,000 shareholders of record or through nominee or street name accounts with brokers.

-DIVIDENDS
     While the Company has not paid any cash dividends on the Common Stock since its inception, any future determination as to the payment of dividends will be at the discretion of the Board of Directors and will depend on the Company's financial condition, results of operations, capital requirements, compliance with charter and contractual restrictions, and such other factors as the Board of Directors deems relevant.

-EQUITY COMPENSATION PLAN INFORMATION

--------------------------------------------------------------------------------

                                                                                                            NUMBER OF
                                                                                                            SECURITIES
                                                                                                            REMAINING
                                                                  NUMBER OF           WEIGHTED-           AVAILABLE FOR
                                                              SECURITIES TO BE     AVERAGE EXERCISE      FUTURE ISSUANCE
                                                                 ISSUED UPON           PRICE OF            UNDER EQUITY
                                                                 EXERCISE OF         OUTSTANDING        COMPENSATION PLANS
                                                                 OUTSTANDING           OPTIONS,             (EXCLUDING
                                                              OPTIONS, WARRANTS      WARRANTS AND      SECURITIES REFLECTED
                                                                 AND RIGHTS             RIGHTS            IN COLUMN (A))
                                                                     (A)                 (B)                   (C)
---------------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by security holders            1,043,156             $10.34                499,689
Equity compensation plans not approved by security holders                0                  0                      0
                                                                  ---------             ------               --------
Total                                                             1,043,156             $10.34                499,689
                                                                  =========             ======               ========
---------------------------------------------------------------------------------------------------------------------------


         -------------------------------------------

ITEM 6.    SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------
The following table sets forth selected financial and operating data of the Company for each year in the five-year period ended March 30, 2002. The financial data and certain operating data have been derived from the Company's financial statements which have been examined by PricewaterhouseCoopers LLP, independent accountants. This data should be read in conjunction with the Financial Statements and related notes included under Item 8 of this report and in conjunction with other financial information included elsewhere in this Form 10-K.

--------------------------------------------------------------------------------

                                                                             YEAR ENDED FISCAL MARCH,
                                                               2002        2001        2000        1999         1998
                                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
----------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA:
Sales.....................................................   $224,853    $222,955    $223,605    $ 193,458    $154,294
Cost of sales, including distribution and occupancy
  costs...................................................    133,042     133,196     134,169      115,117      87,510
                                                             --------    --------    --------    ---------    --------
Gross profit..............................................     91,811      89,759      89,436       78,341      66,784
Operating, selling, general and administrative expenses...     69,718      66,988      66,889       64,062      46,120
                                                             --------    --------    --------    ---------    --------
Operating income..........................................     22,093      22,771      22,547       14,279      20,664
Interest expense, net.....................................      3,731       5,768       6,831        5,600       3,829
Other expense, net........................................        833         896       2,091          730         331
                                                             --------    --------    --------    ---------    --------
Income before provision for income taxes..................     17,529      16,107      13,625        7,949      16,504
Provision for income taxes................................      6,295       6,411       5,418        3,203       6,650
                                                             --------    --------    --------    ---------    --------
Net income................................................   $ 11,234    $  9,696    $  8,207    $   4,746    $  9,854
                                                             ========    ========    ========    =========    ========
Earnings per share (a) Basic..............................   $   1.37    $   1.19    $    .99    $     .57    $   1.19
                                                             ========    ========    ========    =========    ========
                       Diluted............................   $   1.24    $   1.09    $    .92    $     .53    $   1.09
                                                             ========    ========    ========    =========    ========
Weighted average number of Common Stock and equivalents
   (a) Basic..............................................      8,195       8,182       8,305        8,317       8,256
                                                             ========    ========    ========    =========    ========
       Diluted............................................      9,055       8,891       8,964        8,997       9,016
                                                             ========    ========    ========    =========    ========
SELECTED OPERATING DATA (b):
Sales growth:
   Total..................................................        0.9%       (0.3%)      15.6%        25.4%        9.3%
   Comparable store (c)...................................        0.3%       (1.4%)      (1.6%)       (1.3%)      (0.2%)
Stores open at beginning of year..........................        511         512         524          350         313
Stores open at end of year................................        514         511         512          524         350
Capital expenditures......................................   $  8,615    $ 11,045    $ 14,265    $  23,310(d) $ 25,391

BALANCE SHEET DATA (AT PERIOD END):
Net working capital.......................................   $ 14,136    $ 13,198    $ 11,876    $  18,168    $ 13,517
Total assets..............................................    189,299     194,852     196,025      202,934     159,088
Long-term debt............................................     34,123      50,857      63,639       78,672      54,102
Shareholders' equity......................................    109,784      97,810      88,775       80,951      76,558

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

--------------------------------------------------------------------------------


                  -------------------------------------------

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
The following table sets forth income statement data of the Company expressed as a percentage of sales for the fiscal years indicated:

--------------------------------------------------------------------------------

                                                                 YEAR ENDED FISCAL MARCH,
                                                              2002         2001         2000
---------------------------------------------------------------------------------------------
Sales.......................................................  100.0%       100.0%       100.0%
Cost of sales, including distribution and occupancy costs...   59.2         59.7         60.0
                                                              -----        -----        -----
Gross profit................................................   40.8         40.3         40.0
Operating, selling, general and administrative expenses.....   31.0         30.1         29.9
                                                              -----        -----        -----
Operating income............................................    9.8         10.2         10.1
Interest expense, net.......................................    1.7          2.6          3.1
Other expense, net..........................................    0.3          0.4          0.9
                                                              -----        -----        -----
Income before provision for income taxes....................    7.8          7.2          6.1
Provision for income taxes..................................    2.8          2.9          2.4
                                                              -----        -----        -----
Net income..................................................    5.0%         4.3%         3.7%
                                                              =====        =====        =====
---------------------------------------------------------------------------------------------

-FORWARD-LOOKING STATEMENTS
     The statements contained in this Annual Report on Form 10-K which are not historical facts, including (without limitation) in particular, statements made in this Item and in "Item 1 -- Business," may contain forward-looking statements that are subject to important factors that could cause actual results to differ materially from those in the forward-looking statement, including (without limitation) product demand; the effect of economic conditions; the impact of competitive services, products and pricing; product development; parts supply restraints or difficulties; industry regulation; the continued availability of capital resources and financing and other risks set forth or incorporated herein and in the Company's Securities and Exchange Commission filings. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

-CRITICAL ACCOUNTING POLICIES
     Recently, the Securities and Exchange Commission (SEC) issued new advice regarding disclosure of critical accounting policies. In response to this advice, the Company has identified the accounting policies listed below that it believes are most critical to the portrayal of the Company's financial condition and results of operations, and that required management's most difficult, subjective and complex judgments in estimating the effect of inherent uncertainties. This section should be read in conjunction with Note 1 to the consolidated financial statements which includes other significant accounting policies.

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

DERIVATIVE FINANCIAL INSTRUMENTS

     Effective April 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities," as amended by Statement of Financial Accounting Standards No. 138 ("SFAS 138"),"Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS 133/138 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge


                  -------------------------------------------
transaction, and if it is, depending on the type of hedge transaction.
     The notional amount of derivative financial instruments, which consisted solely of interest rate swaps used to minimize the risk and/or costs associated with changes in interest rates, was approximately $42 million at March 30, 2002. At that date, swap maturities ranged from November 2002 through October 2005. These swap contracts require the Company to pay fixed rates of interest ranging from 5.21% to 7.15%, and receive variable rates of interest based on the 30 day LIBOR rate (plus a spread of 80 basis points in the case of the 7.15% fixed rate contract).
     At March 30, 2002, the fair value of the contracts, net of tax, is recorded as a component of other comprehensive income in the Statement of Changes in Common Shareholders' Equity.

STOCK-BASED COMPENSATION

     The Company measures stock-based compensation cost as the excess of the quoted market price of the Company's common stock at the grant date over the amount the employee must pay for the stock. The Company's policy generally is to grant stock options at fair market value at the date of grant.

-FISCAL 2002 AS COMPARED TO FISCAL 2001
     Sales for fiscal 2002 increased $1.9 million, or 0.9% from fiscal 2001 sales. The increase was due to an increase of approximately $2.2 million from stores opened since April 1, 2000, as well as a comparable store sales increase of .3%. There were 306 selling days in fiscal year 2002 and 307 days in fiscal year 2001. Adjusted for days, comparable store sales increased .6%.
     During the year, four stores were opened and one was closed. At March 30, 2002, the Company had 514 stores in operation.
     Management believes that the improvement in sales resulted from several factors aimed at driving store traffic, including an increase in the number of oil changes performed, an increase in scheduled maintenance services and an increase in commercial/fleet business. Coupled with price increases in areas such as shop supply and environmental fees, as well as in some product categories, the Company was able to offset the continuing decline in exhaust sales. The exhaust decline resulted, in part, from manufacturers' use of non-corrosive stainless steel exhaust systems on almost all new cars (beginning in the mid-1980s and completed in the mid-1990s) which has extended the life of exhaust systems and resulted in declining exhaust sales.
     The Company introduced "Scheduled Maintenance" services in all of its stores late in the fourth quarter of fiscal 2001. These services are required by vehicle manufacturers to comply with warranty schedules, and are offered by Monro in a more convenient and cost competitive fashion than auto dealers can provide. Management believes that these services, which are offered both in bundled "packages" and individually, will continue to contribute positively to comparable store sales in future years, and help mitigate the aforementioned decline in exhaust which negatively impacted recent fiscal years.
     Gross profit for fiscal 2002 was $91.8 million or 40.8% of sales, as compared with $89.8 million or 40.3% of sales for fiscal 2001. The improvement in gross profit as a percentage of sales is primarily attributable to a decline in distribution and occupancy costs which are included in cost of sales. As comparable store sales improve, the Company is able to better leverage these costs, many of which are fixed.
     In addition, the Company purposefully increased its spending in the building maintenance area in FY01 to improve its stores, both structurally and cosmetically. This expense was scaled back in FY02. In FY02, the Company also reduced its accrual for real estate taxes for prior year taxes, which it believes will never be paid, related to closed stores. Additionally, the Company realized the benefits of warehouse process improvements including more efficient distribution and increased backhauling, resulting in a reduction in this expense line. Technician labor, which is included in cost of sales, also declined slightly as compared to the prior year, due to improved productivity and control.
     These declines were partially offset by an increase in material costs, primarily in the area of parts purchased outside the Company's normal distribution system ("outside purchases"). Outside purchases increased as a percent of sales due to the Company's foray into new services where it may not always have the required parts in stock. Additionally, parts proliferation continues to present challenges.
     Material costs also increased due to a shift in mix from exhaust and brakes, which carry lower material costs, to tires and maintenance services, which carry higher material costs. In addition, the LIFO reserve increased for the first time in several years due to an increase in the government indices for auto parts and tires.
     Operating, selling, general and administrative expenses for fiscal 2002 increased by $2.7 million to $69.7 million and, as a percentage of sales, increased by 1.0% as compared to fiscal 2001. Three tenths of the increase, or $727,000, is attributable to the compensation expense associated with the vesting of performance-based stock options granted in December 1998 to the Company's Chief Executive Officer. The options vested in the first quarter of fiscal 2002 when the Company's stock traded at $13 for 20 consecutive trading days. The balance of the increase is primarily due to increased depreciation related to the new store point-of-sales systems installed in fiscal 2001, increased store manager wages to improve the quality and retention of store managers, and slightly less cooperative advertising credits earned in fiscal 2002 as compared to fiscal 2001.
     Operating income in fiscal 2002 of $22.1 million, or 9.8% of sales, decreased by $.7 million from the fiscal 2001 level of $22.8 million, due to the factors discussed above.
     Interest expense, net of interest income, decreased as a percent of sales from 2.6% in fiscal 2001 to 1.7% in fiscal 2002. The weighted average interest rate for the year ended March 30, 2002 was approximately 1.7% lower than the rate of 9.5% for the year ended March 31, 2001. Additionally, the weighted average debt outstanding for the year ended March 30, 2002 decreased by approximately $14.5 million


         -------------------------------------------
from fiscal 2001, resulting in a decrease in expense between the two years.
     The Company's effective tax rate was 35.9% of pre-tax income in fiscal 2002 and 39.8% in fiscal 2001. The Company recorded a one-time tax benefit of $.4 million in the quarter ended June 30, 2001, due to a reduction in the Company's effective tax rate. There has been a reduction in the Company's overall effective state income tax rate because of the Company's growth in lower-taxing states, especially in connection with the fiscal year 1999 Speedy acquisition. This one-time adjustment reduced the accrual for amounts provided in prior fiscal years. Additionally, this state rate reduction continued throughout fiscal year 2002, and accordingly, the Company reduced the provision for taxes from 39.8% to 38.0% of pre-tax income for fiscal 2002.
     Net income for fiscal 2002 increased by $1.5 million, or 15.9% of sales, as compared to fiscal 2001, due to the factors discussed above.

-FISCAL 2001 AS COMPARED TO FISCAL 2000
     Sales for fiscal 2001 decreased $.6 million, or .3% from fiscal 2000 sales. The decrease was due to a loss of sales from closed stores of $1.1 million and a comparable store sales decrease of 1.4%. These decreases were partially offset by an increase of approximately $3.5 million from stores opened since April 1, 1999. There were 307 selling days in fiscal year 2001 and 309 days in fiscal year 2000. Adjusted for days, comparable store sales decreased .8%.
     During the year, four stores were opened and five were closed. At March 31, 2001, the Company had 511 stores in operation.
     Management believes that the comparable store sales decrease resulted, in part, from manufacturers' use of non-corrosive stainless steel exhaust systems on almost all new cars (beginning in the mid-1980s and completed in the mid-1990s) which has extended the life of exhaust systems and resulted in declining exhaust sales. However, management believes that these declines were partially offset by positive industry factors including an increase in the average age of vehicles, a decrease in the number of service bays, an increase in the number of registered vehicles, and a shift in the consumer mentality from "do-it-yourself" to "do-it-for-me" caused by the increased complexity of cars and aging population. Additionally, management believes that the Company's strategy of product diversification and expanded manager training assisted in minimizing the comparable store sales decline vis-a-vis its competitors.
     In addition, management believes that comparable store sales have suffered in recent years from a decline in vehicle population in the five-to-nine year old segment. Although the number of registered vehicles has increased steadily in recent years, the early 1990s recession in new car sales negatively impacted this particular segment of the vehicle population. This segment represents the prime repair age of vehicles and is the target market for the Company's services. However, as a result of increased car sales in the mid-to-late 1990s, the five-to-nine year old segment began to increase in calendar 2000.
     Gross profit for fiscal 2001 was $89.8 million or 40.3% of sales, as compared with $89.4 million or 40% of sales for fiscal 2000. The improvement in gross profit as a percentage of sales is primarily attributable to a decrease in technician labor costs as a percent of sales due to improved productivity and control during the year ended March 31, 2001. However, this improvement was partially offset by an increase in occupancy costs as a percent of sales reflecting the impact of fixed costs (such as rent and depreciation) against a decline in comparable store sales.
     Operating, selling, general and administrative expenses for fiscal 2001 increased by $.1 million to $67.0 million and, as a percentage of sales, increased by .2% as compared to fiscal 2000. Although spending was relatively flat in this line item, there was pressure on certain expense lines which were overcome through savings in others. More employees earned a bonus in fiscal 2001 than in fiscal 2000, increasing expense by $.4 million. Additionally, utilities increased by approximately $.7 million over the prior year due to colder weather and higher gas prices. Due to the hardening of the insurance market, the Company also experienced an increase in insurance costs in the form of increased deductibles - this in spite of a lower number and relatively flat dollar amount of claims as compared to fiscal 2000.
     These increases were offset, however, by strong cost control in other areas such as health care costs and field operations support costs. Additionally, there was an increase in cooperative advertising credits resulting from improved purchasing agreements with the Company's major parts suppliers.
     Operating income in fiscal 2001 of $22.8 million, or 10.2% of sales, increased by $.2 million over the fiscal 2000 level of $22.5 million, due to the factors discussed above.
     Interest expense, net of interest income, decreased as a percent of sales from 3.1% in fiscal 2000 to 2.6% in fiscal 2001. The weighted average interest rate for the year ended March 31, 2001 was approximately .4% higher than the rate of 9.1% for the year ended March 31, 2000. However, the weighted average debt outstanding for the year ended March 31, 2001 decreased by approximately $13.5 million from fiscal 2000, resulting in a decrease in expense between the two years.
     Other expense, net, at .4% of sales for the year ended March 31, 2001 decreased from .9% of sales for the year ended March 31, 2000. This decrease was primarily due to less expense related to store closings.
     The Company's effective tax rate was 39.8% of pre-tax income in both fiscal 2001 and fiscal 2000.
     Net income for fiscal 2001 increased by $1.5 million, or 18.1% of sales, as compared to fiscal 2000, due to the factors discussed above.

-CAPITAL RESOURCES AND LIQUIDITY

CAPITAL RESOURCES

     The Company's primary capital requirements for fiscal 2002 were divided among the funding of its new store expansion program and the upgrading of facilities and systems in existing stores, totaling $8.6 million, as well as net

                  -------------------------------------------
principal payments on long-term debt and capital leases of $16.6 million.
     In both fiscal years 2002 and 2001, these capital requirements were primarily met by cash flow from operations and through the use of a Revolving Credit facility.
     In December 1999, the Company's Board of Directors authorized a share repurchase plan for up to 300,000 of the Company's common shares. In May 2000, the Board of Directors approved an increase of 120,000 shares, bringing the total authorization to 420,000 shares. During fiscal 2001 and 2000, the Company purchased approximately 117,000 and 100,000 shares, respectively, at an aggregate price of $1.0 and $.8 million, respectively. Purchases of the shares may be made from time-to-time, depending upon market conditions.
     In fiscal 2003, the Company intends to open approximately five new stores. Total capital required to open a new store ranges, on average (based upon the last three fiscal years' openings - excluding the Acquired Speedy stores), from $273,000 to $920,000 depending on whether the store is leased, owned or land leased. The Company also plans to continue to seek suitable acquisition candidates. It financed the April 2002 acquisition of Kimmel Automotive, Inc. primarily through borrowings under its existing bank revolving credit facility. Management believes that the Company has sufficient resources available (including cash and equivalents, cash flow from operations and bank financing) to expand its business as currently planned for the next several years.

LIQUIDITY

Payments due by period under long-term debt, other financing instruments and commitments are as follows:

--------------------------------------------------------------------------------

                                                                                    WITHIN 2      WITHIN 4
                                                                         WITHIN        TO            TO         AFTER
                                                               TOTAL     1 YEAR      3 YEARS       5 YEARS     5 YEARS
                                                                               (DOLLARS IN THOUSANDS)
----------------------------------------------------------------------------------------------------------------------
Long-term debt, net of current portion......................  $ 30,680               $28,399       $ 1,603     $   678
Capital lease commitments, net of current portion...........     3,443                   821           733       1,889
Operating lease commitments, including synthetic lease......   103,580   $16,731      50,885        15,841      20,123
                                                              --------   -------     -------       -------     -------
Total.......................................................  $137,703   $16,731     $80,105       $18,177     $22,690
                                                              ========   =======     =======       =======     =======
----------------------------------------------------------------------------------------------------------------------

     Concurrent with the closing of the acquisition of 189 company-operated Speedy stores in September 1998, the Company obtained a $135 million secured credit facility from a syndication of lenders led by The Chase Manhattan Bank. Approximately $55 million was borrowed under this facility to pay the all-cash purchase price, including transaction expenses of approximately $4 million. In addition, the Company refinanced approximately $35 million of indebtedness through the new credit facility, with the balance of the facility available for future working capital needs. More specifically, the new financing structure consists of a $25 million term loan (of which approximately $9 million was outstanding at March 30, 2002), a $75 million Revolving Credit facility (of which approximately $26 million was outstanding at March 30, 2002), and synthetic lease (off-balance sheet) financing for a significant portion of the Speedy real estate, totaling $35 million (of which approximately $32 million was outstanding at March 30, 2002). The loans bear interest at the prime rate or other LIBOR-based rate options tied to the Company's financial performance. The Company must also pay a facility fee on the unused portion of the commitment.
     The credit facility has a five-year term. Interest only is payable monthly on the Revolving Credit and synthetic lease borrowings throughout the term. In addition to monthly interest payments, the $25 million term loan requires quarterly principal payments which began September 30, 1999.
     The term loan and Revolving Credit facility are secured by all accounts receivable, inventory and other personal property. The Company has also entered into a negative pledge agreement not to encumber any real property, with certain permissible exceptions. The synthetic lease is secured by the real property to which it relates.
     Within the aforementioned $75 million Revolving Credit facility, the Company has available a subfacility of $7 million for the purpose of issuing standby letters of credit. The line requires fees aggregating 1.875% annually of the face amount of each standby letter of credit, payable quarterly in arrears. No letters of credit were outstanding under this line at March 30, 2002.
     During fiscal 1995, the Company purchased 12.7 acres of land for $.7 million from the City of Rochester, New York, on which its office/warehouse facility is located. The City has provided financing for 100 percent of the cost of the land via a 20-year non-interest bearing mortgage, all due and payable in 2015.
     To finance its office/warehouse building, the Company obtained permanent mortgage financing consisting of a 10-year mortgage for $2.9 million and an eight-year term loan in the amount of $.7 million. Both obligations require monthly interest payments, and each may be converted from a floating rate to a fixed rate loan before the last two years of their respective terms. The mortgage requires equal monthly installments of principal based on a 20-year amortization period, and the term loan requires constant monthly payments


         -------------------------------------------
of principal to fully amortize the debt over the eight-year term. The Company entered into an interest rate swap agreement with a major financial institution which effectively fixes the interest rate over the terms of the aforementioned agreements at 7.15%.
     Interest is payable monthly on the Mortgage Notes Payable which have seven-year terms. Equal monthly installments of principal are required based on 20-year amortization periods.
     The Company is a party to three additional interest rate swap agreements, expiring in calendar years 2002 and 2003, with an aggregate notional amount of $40.0 million. The purpose of these agreements is to limit the interest rate exposure on the Company's floating rate debt. Fixed rates under these agreements range from 5.21% to 6.25%.
     Certain of the Company's long-term debt agreements require, among other things, the maintenance of specified interest and rent coverage ratios and amounts of tangible net worth. They also contain restrictions on dividend payments. The Company is in compliance with these requirements at March 30, 2002. These agreements permit mortgages and specific lease financing arrangements with other parties with certain limitations.
     As of March 30, 2002, the Company had cash and equivalents of $.4 million.

-INFLATION
     The Company does not believe its operations have been materially affected by inflation. The Company has been successful, in many cases, in mitigating the effects of merchandise cost increases principally through the use of volume discounts and alternative vendors.

-FINANCIAL ACCOUNTING STANDARDS
     On June 29, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". The provisions of SFAS 141 require the use of purchase accounting for all business combinations and the separate allocation of purchase price to intangible assets if specific criteria are met. The provisions of SFAS 142 provide that goodwill and intangible assets with indefinite useful lives should not be amortized, but rather tested at least annually for impairment. Intangible assets that have finite useful lives should continue to be amortized over their estimated useful lives. SFAS 142 also provides specific guidance for testing goodwill and intangible assets for impairment. The Company does not anticipate that these standards will have a material impact on the Company's financial position or results of operations. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. The Company will adopt FAS 142 effective March 31, 2002.
     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard harmonizes the accounting for impaired assets and resolves some of the implementation issues of Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". It retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. It also retains the basic provisions for presenting discontinued operations in the income statement but broadens the scope to include a component of an entity rather than a segment of a business. The Company will adopt this standard effective March 31, 2002. The Company does not expect this pronouncement to have a material impact on the Company's financial position, results of operations or cash flows.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

     The Company is exposed to market risk from potential changes in interest rates. The Company regularly evaluates these risks and has entered into four interest rate swap agreements, expiring from 2002 to 2005, with an aggregate notional amount of $42.1 million. The agreements limit the interest rate exposure on the Company's floating rate debt via the exchange of fixed and floating rate interest payments periodically over the life of the agreement without the exchange of the underlying principal amounts. Fixed rates under these agreements range from 5.21% to 7.15%.
     At year end March 2002 and 2001, approximately 1% and 2% respectively, of the Company's long-term debt, excluding capital leases, is at fixed interest rates and therefore, the fair value is affected by changes in market interest rates. Long-term debt, including current portion, had a carrying amount of $41.0 million and a fair value of $40.1 million as of March 30, 2002, as compared to a carrying amount of $57.1 million and a fair value of $55.2 million as of March 31, 2001. The Company's cash flow exposure on floating rate debt, which is not supported by interest rate swap agreements, would have resulted in interest expense fluctuating approximately $.4 million for fiscal year ended March 30, 2002 and $.5 million for fiscal year ended March 31, 2001, given a 1% change in LIBOR.
     The Company believes the amount of risk and the use of derivative financial instruments described above are not material to the Company's financial condition or results of operations.


         -------------------------------------------

                          Financials



ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------

                                                               Page

Report of Independent Accountants...........................    15

Audited Financial Statements:

     Consolidated Balance Sheet at March 30, 2002 and March
      31, 2001..............................................    16

     Consolidated Statement of Income for the fiscal three
      years ended March 30, 2002............................    17

     Consolidated Statement of Changes in Shareholders'
      Equity for the fiscal three years ended March 30,
      2002..................................................    18

     Consolidated Statement of Cash Flows for the fiscal
      three years ended March 30, 2002......................    19

     Notes to Consolidated Financial Statements.............    20

Selected Quarterly Financial Information (Unaudited)........    32

         -------------------------------------------

                     Accountants' Report


REPORT OF INDEPENDENT ACCOUNTANTS
--------------------------------------------------------------------------------

To the Board of Directors and
Shareholders of
Monro Muffler Brake, Inc.

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Monro Muffler Brake, Inc. and its subsidiaries at March 30, 2002 and March 31, 2001, and the results of their operations and their cash flows for each of the fiscal three years in the period ended March 30, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP
Rochester, New York
May 14, 2002



                  -------------------------------------------

                        Balance Sheet


MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                                                                                             MARCH 30,    MARCH 31,
                    CONSOLIDATED                                                               2002         2001
                    BALANCE SHEET                                                            (DOLLARS IN THOUSANDS)
                    Assets
                    Current assets:
                      Cash and equivalents, including interest-bearing
                         accounts of $442 in 2002 and $751 in 2001.............              $    442     $    751
                      Trade receivables........................................                 1,226        1,161
                      Inventories..............................................                44,821       41,071
                      Deferred income tax asset................................                   664          899
                      Other current assets.....................................                 6,626        6,898
                                                                                             --------     --------
                                Total current assets...........................                53,779       50,780
                                                                                             --------     --------
                    Property, plant and equipment..............................               208,768      209,420
                         Less -- Accumulated depreciation and amortization.....               (81,557)     (77,934)
                                                                                             --------     --------
                                Net property, plant and equipment..............               127,211      131,486
                    Other noncurrent assets....................................                 8,309       12,586
                                                                                             --------     --------
                                Total assets...................................              $189,299     $194,852
                                                                                             ========     ========

                    -----------------------------------------------------------------------------------------------
                    Liabilities and
                    Shareholders' Equity

                    Current liabilities:
                      Current portion of long-term debt........................              $ 10,813     $ 10,646
                      Trade payables...........................................                12,739       11,148
                      Federal and state income taxes payable...................                   608          648
                      Accrued interest.........................................                   219          477
                      Accrued payroll, payroll taxes and other payroll
                         benefits..............................................                 5,326        5,150
                      Accrued insurance........................................                   986          948
                      Other current liabilities................................                 8,952        8,565
                                                                                             --------     --------
                                Total current liabilities......................                39,643       37,582
                    Long-term debt.............................................                34,123       50,857
                    Other long-term liabilities................................                 3,078        2,589
                    Deferred income tax liability..............................                 2,671        6,014
                                                                                             --------     --------
                                Total liabilities..............................                79,515       97,042
                                                                                             --------     --------
                    Commitments
                    Shareholders' equity:
                      Class C Convertible Preferred Stock, $1.50 par value,
                         $.216 conversion value; 150,000 shares authorized;
                         91,727 shares issued and outstanding..................                   138          138
                      Common Stock, $.01 par value, 15,000,000 shares
                         authorized; 8,435,324 shares issued at March 30, 2002;
                         8,373,678 shares issued at March 31, 2001.............                    84           84
                      Treasury Stock, 216,800 shares at March 30, 2002 and
                         March 31, 2001, at cost...............................                (1,831)      (1,831)
                      Additional paid-in capital...............................                37,750       36,344
                      Other comprehensive income...............................                  (666)
                      Retained earnings........................................                74,309       63,075
                                                                                             --------     --------
                                Total shareholders' equity.....................               109,784       97,810
                                                                                             --------     --------
                                Total liabilities and shareholders' equity.....              $189,299     $194,852
                                                                                             ========     ========

   The accompanying notes are an integral part of these financial statements.



                  -------------------------------------------

                       Income Statement



MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                    CONSOLIDATED
                    STATEMENT OF                                                     YEAR ENDED FISCAL MARCH,
                    INCOME                                                         2002        2001        2000
                                                                                  (DOLLARS IN THOUSANDS, EXCEPT
                                                                                         PER SHARE DATA)

                    Sales.....................................................   $224,853    $222,955    $223,605
                    Cost of sales, including distribution and occupancy
                      costs...................................................    133,042     133,196     134,169
                                                                                 --------    --------    --------
                    Gross profit..............................................     91,811      89,759      89,436
                    Operating, selling, general and administrative expenses...     69,718      66,988      66,889
                                                                                 --------    --------    --------
                    Operating income..........................................     22,093      22,771      22,547
                    Interest expense, net of interest income of $34 in 2002,
                      $95 in 2001 and $56 in 2000.............................      3,731       5,768       6,831
                    Other expense, net........................................        833         896       2,091
                                                                                 --------    --------    --------
                    Income before provision for income taxes..................     17,529      16,107      13,625
                    Provision for income taxes................................      6,295       6,411       5,418
                                                                                 --------    --------    --------
                    Net income................................................   $ 11,234    $  9,696    $  8,207
                                                                                 ========    ========    ========
                    Earnings per share:
                         Basic................................................   $   1.37    $   1.19    $    .99
                                                                                 ========    ========    ========
                         Diluted..............................................   $   1.24    $   1.09    $    .92
                                                                                 ========    ========    ========
                    Weighted average number of shares of Common Stock and
                      Common Stock equivalents used in computing earnings per
                      share:
                         Basic................................................      8,195       8,182       8,305
                                                                                 ========    ========    ========
                         Diluted..............................................      9,055       8,891       8,964
                                                                                 ========    ========    ========

   The accompanying notes are an integral part of these financial statements.


                  -------------------------------------------

                                   Changes in
                              Shareholders' Equity


MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED
STATEMENT OF                            CLASS C                                                  ACCUMULATED
CHANGES IN                            CONVERTIBLE                       ADDITIONAL                  OTHER
SHAREHOLDERS'                          PREFERRED    COMMON   TREASURY    PAID-IN     RETAINED   COMPREHENSIVE
EQUITY                                   STOCK      STOCK     STOCK      CAPITAL     EARNINGS      INCOME        TOTAL
                                                              (DOLLARS IN THOUSANDS)

Balance at March 31, 1999...........     $138        $83                 $35,873     $45,172        $(315)      $ 80,951
Net income..........................                                                   8,207                       8,207
Other comprehensive income(1):
 Minimum pension liability
   adjustment.......................                                                                  315            315
                                                                                                                --------
  Total comprehensive income........                                                                               8,522
Note receivable from shareholder....                                         105                                     105
Purchase of treasury shares.........                         $  (803)                                               (803)
                                         ----        ---     -------     -------     -------        -----       --------
Balance at March 31, 2000...........      138         83        (803)     35,978      53,379            0         88,775
Net income..........................                                                   9,696                       9,696
Exercise of stock options...........                   1                     262                                     263
Note receivable from shareholder....                                         104                                     104
Purchase of treasury shares.........                          (1,028)                                             (1,028)
                                         ----        ---     -------     -------     -------        -----       --------
Balance at March 31, 2001...........      138         84      (1,831)     36,344      63,075            0         97,810
Net income..........................                                                  11,234                      11,234
Other comprehensive income:
 FAS 133 adjustment(1)..............                                                                 (666)          (666)
                                                                                                                --------
  Total comprehensive income........                                                                              10,568
Exercise of stock options...........                                         782                                     782
Note receivable from shareholder....                                         105                                     105
Vesting of non-qualified stock
  options...........................                                         519                                     519
                                         ----        ---     -------     -------     -------        -----       --------
Balance at March 30, 2002...........     $138        $84     $(1,831)    $37,750     $74,309        $(666)      $109,784
                                         ====        ===     =======     =======     =======        =====       ========

(1)Components of comprehensive income are reported net of related taxes of $210 and $440 in fiscal years 2000 and 2002, respectively.

   The accompanying notes are an integral part of these financial statements.


                  -------------------------------------------

                          Cash Flows



MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                    CONSOLIDATED
                    STATEMENT                                                          YEAR ENDED FISCAL MARCH,
                    OF CASH FLOWS                                                 2002           2001          2000
                                                                                        (DOLLARS IN THOUSANDS)
                                                                                     INCREASE (DECREASE) IN CASH
                    Cash flows from operating activities:
                      Net income..............................................  $  11,234      $  9,696      $   8,207
                                                                                ---------      --------      ---------
                      Adjustments to reconcile net income to net cash
                         provided by operating activities --
                           Depreciation and amortization......................     12,834        12,963         13,058
                           Non-qualified stock option expense.................        727
                           Net change in deferred income taxes................        606         2,725          1,736
                           Loss (gain) on disposal of property, plant and
                              equipment.......................................        204          (154)            59
                           (Increase) decrease in trade receivables...........        (65)         (181)           311
                           Increase in inventories............................     (3,750)       (1,330)        (1,042)
                           Decrease (increase) in other current assets........        273        (1,406)          (477)
                           Decrease in other noncurrent assets................        273           947            104
                           Increase (decrease) in trade payables..............      1,591          (460)         1,863
                           Increase (decrease) in accrued expenses............        541          (192)        (1,653)
                           (Decrease) increase in income taxes payable........        (40)          (70)         1,808
                           Decrease in other long-term liabilities............       (415)       (1,145)        (1,393)
                                                                                ---------      --------      ---------
                                Total adjustments.............................     12,779        11,697         14,374
                                                                                ---------      --------      ---------
                                Net cash provided by operating activities.....     24,013        21,393         22,581
                                                                                ---------      --------      ---------
                    Cash flows from investing activities:
                      Capital expenditures....................................     (8,615)      (11,045)       (14,265)
                      Proceeds from the sale of property, plant and
                         equipment............................................         78         1,113          2,235
                                                                                ---------      --------      ---------
                                Net cash used for investing activities........     (8,537)       (9,932)       (12,030)
                                                                                ---------      --------      ---------
                    Cash flows from financing activities:
                      Proceeds from borrowings................................    116,374        77,050        121,067
                      Principal payments on long-term debt and capital lease
                         obligations..........................................   (132,941)      (87,502)      (135,907)
                      Purchase of common stock................................                   (1,028)          (803)
                      Exercise of stock options...............................        782           263
                                                                                ---------      --------      ---------
                                Net cash used for financing activities........    (15,785)      (11,217)       (15,643)
                                                                                ---------      --------      ---------
                    (Decrease) increase in cash...............................       (309)          244         (5,092)
                    Cash at beginning of year.................................        751           507          5,599
                                                                                ---------      --------      ---------
                    Cash at end of year.......................................  $     442      $    751      $     507
                                                                                =========      ========      =========

   The accompanying notes are an integral part of these financial statements.


         -------------------------------------------

                    Notes to Consolidated
                     Financial Statements

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

-NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES

BACKGROUND

     Monro Muffler Brake, Inc. and its wholly owned subsidiaries, Monro Service Corporation and Monro Leasing, LLC (the "Company"), had 514 Company-operated and 19 dealer-operated automotive repair centers located primarily in the northeast region of the United States as of March 30, 2002.
     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with such principles requires the use of estimates by management during the reporting period. Actual results could differ from those estimates.
     A description of the Company's major accounting policies follows.

FISCAL YEAR

     During the fiscal year ended March 31, 2001, the Board of Directors of the Company elected to change the Company's fiscal year end from March 31 to the last Saturday in March. This change was effective with fiscal year 2002 which began on April 1, 2001.
     The following are the dates represented by each fiscal period:
     "Year ended Fiscal March 2002": April 1, 2001 - March 30, 2002 (52 weeks) "Year ended Fiscal March 2001": April 1, 2000 - March 31, 2001

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

COMPREHENSIVE INCOME

     The Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", at the beginning of fiscal 2002. As it relates to the Company, comprehensive income is defined as net earnings as adjusted for minimum pension liability and SFAS 133 adjustment to equity, and is reported net of related taxes.

WARRANTY

     The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. Actual expenses have not materially differed from the accruals estimated in prior periods.

INVENTORIES

     The Company's inventories consist of automotive parts and tires. Substantially all merchandise inventories are valued under the last-in, first-out (LIFO) method. Under the first-in, first-out (FIFO) method, these inventories would have been $252,000, $47,000 and $124,000 higher at March 30, 2002, March 31, 2001 and March 31, 2000, respectively. The FIFO value of inventory approximates the current replacement cost.

PROPERTY, PLANT AND EQUIPMENT

     All property, plant and equipment are stated at cost. Depreciation of property, plant and equipment is provided on the straight-line basis. Buildings and improvements are depreciated over lives varying from 10 to 39 years; machinery, fixtures and equipment over lives varying from 5 to 15 years; and vehicles over lives varying from 5 to 8 years.
     Certain leases have been capitalized and are classified on the balance sheet as fixed assets. These assets are being amortized on a straight-line basis over their estimated lives, which coincide with the terms of the leases (Note
3).
     In accordance with Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Company assesses all long-lived assets, including property, plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard harmonizes the accounting for impaired assets and resolves some of the implementation issues of SFAS 121. It retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. It also retains the basic provisions for presenting discontinued operations in the income statement but broadens the scope to include a component of an entity rather than a segment of a business. The Company will adopt this standard effective March 31, 2002. The Company does not expect this pronouncement to have a material impact on the Company's financial position, results of operations or cash flows.

INTANGIBLE ASSETS

     For acquisitions completed on or before June 30, 2001, the excess of the cost over the fair value of net assets of purchased businesses is recorded as goodwill and is amortized on a straight-line basis over periods of 20 years or less. The cost of other acquired intangibles is amortized on a straight-line basis over their estimated useful lives. The Company continually evaluates the carrying value of goodwill and other intangible assets. Any impairments would be recognized when

                  -------------------------------------------

                             Notes to Consolidated

                             Financial Statements


MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

the expected future operating cash flows derived from such intangible assets is less than their carrying value. Amortization expense associated with goodwill totaled $529,000, $596,000 and $597,000 for the fiscal years ended March 2002, 2001 and 2000, respectively.
     The Company has adopted Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations". All business combinations consummated after July 1, 2001 will be accounted for in accordance with the new pronouncements. Goodwill relating to acquisitions completed subsequent to June 30, 2001 is not amortized and is subject to impairment testing. In addition, in accordance with Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets", effective March 31, 2002, the Company will no longer be required to amortize goodwill and certain other intangible assets relating to acquisitions completed prior to July 1, 2001. The Company does not believe that these standards will have a material impact on the Company's financial position or results of operations.

ADVERTISING

     The Company expenses the production costs of advertising the first time the advertising takes place, except for direct response advertising which is capitalized and amortized over its expected period of future benefits.
     Direct response advertising consists primarily of coupons for the Company's services. The capitalized costs of this advertising are amortized over the period of the coupon's validity, which ranges from six weeks to one year.
     Prepaid advertising at fiscal year end March 2002 and 2001, and advertising expense for the fiscal years ended March 2002, 2001 and 2000, were not material to these financial statements.

STORE OPENING AND CLOSING COSTS

     New store opening costs are charged to expense in the fiscal year when incurred. When the Company closes a store, the estimated unrecoverable costs, including the remaining lease obligation, are charged to expense.

DERIVATIVE FINANCIAL INSTRUMENTS

     Effective April 1, 2001, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement of Financial Accounting Standards No. 138 ("SFAS 138"),"Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS 133/138 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction, and if it is, depending on the type of hedge transaction.
     The notional amount of derivative financial instruments, which consisted solely of interest rate swaps used to minimize the risk and/or costs associated with changes in interest rates, was approximately $42 million at March 30, 2002. At that date, swap maturities ranged from November 2002 through October 2005. These swap contracts require the Company to pay fixed rates of interest ranging from 5.21% to 7.15%, and receive variable rates of interest based on the 30 day LIBOR rate (plus a spread of 80 basis points in the case of the 7.15% fixed rate contract).
     At March 30, 2002, the fair value of the contracts, net of tax, is recorded as a component of other comprehensive income in the Statement of Changes in Shareholders' Equity.

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

-NOTE 2 -- SUBSEQUENT EVENT: ACQUISITION OF KIMMEL AUTOMOTIVE, INC.

     Effective April 1, 2002, the Company purchased all of the outstanding common stock, as well as a portion of the preferred stock, of Kimmel Automotive, Inc. ("Kimmel"), based in Baltimore, Maryland. Kimmel Automotive operates 34 tire and automotive repair stores in Maryland and Virginia, as well as Wholesale and Truck Tire Divisions (including two commercial stores). The purchase price for the assets of the company was approximately $6 million in cash, plus the assumption of approximately $5 million of liabilities. The acquisition was financed through the Company's existing bank credit facility.



         -------------------------------------------

                             Notes to Consolidated
                              Financial Statements


MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


     The majority of Kimmel's non-voting preferred stock has been retained by its current holders.

     Although the 15 Kimmel Tire and Automotive Centers in Baltimore and 19 Tread Quarters stores in Virginia are in the same general markets in which Monro competes, Monro and Kimmel are mainly situated in non-overlapping areas. There are no plans to close any of the Kimmel stores, which will continue to operate under the current brand names.

     The Company may sell the Truck Tire division, which is profitable, if it is able to obtain an appropriate price.

-NOTE 3 -- PROPERTY, PLANT AND EQUIPMENT

The major classifications of property, plant and equipment are as follows:

--------------------------------------------------------------------------------

                                                          MARCH 30, 2002                      MARCH 31, 2001
                                                   OWNED      LEASED     TOTAL         OWNED      LEASED     TOTAL
                                                                        (DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------------------------------------------
Land............................................  $ 27,464              $ 27,464      $ 27,143              $ 27,143
Buildings and improvements......................    92,877    $5,491      98,368        90,851    $6,950      97,801
Equipment, signage and fixtures.................    71,675                71,675        71,573                71,573
Vehicles........................................     8,683     1,083       9,766        10,076     1,226      11,302
Construction-in-progress........................     1,495                 1,495         1,601                 1,601
                                                  --------    ------    --------      --------    ------    --------
                                                   202,194     6,574     208,768       201,244     8,176     209,420
  Less -- Accumulated depreciation and
    amortization................................    77,180     4,377      81,557        72,436     5,498      77,934
                                                  --------    ------    --------      --------    ------    --------
                                                  $125,014    $2,197    $127,211      $128,808    $2,678    $131,486
                                                  ========    ======    ========      ========    ======    ========
--------------------------------------------------------------------------------------------------------------------

     Interest costs capitalized aggregated $136,000 in 2002 and $343,000 in 2001.

     Amortization expense recorded under capital leases totaled $562,000, $534,000 and $552,000 for the fiscal years ended March 2002, 2001 and 2000, respectively.

--------------------------------------------------------------------------------

-NOTE 4 -- OTHER NONCURRENT ASSETS

     Other noncurrent assets consist primarily of goodwill and other intangible assets. Accumulated amortization associated with noncurrent assets at March 30, 2002 and March 31, 2001 amounted to $4,057,000 and $3,542,000, respectively. Amortization expense totaled $695,000, $692,000 and $795,000 for the fiscal years ended March 2002, 2001 and 2000, respectively.



                  -------------------------------------------

                    Notes to Consolidated
                     Financial Statements

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

-NOTE 5 -- LONG-TERM DEBT

Long-term debt consists of the following:

--------------------------------------------------------------------------------

                                                                     MARCH 30,    MARCH 31,
                                                                       2002         2001
                                                                     (DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------------------
Revolving Credit Facility...................................          $26,100      $32,100
Term loan financing, LIBOR-based, due in installments
  through fiscal year 2004 (a)..............................            9,419       17,500
Mortgage Notes Payable, LIBOR plus 1.0%, secured by store
  properties, due in installments through 2003 (a)..........            2,554        4,182
Mortgage Note Payable, LIBOR plus .8%, secured by warehouse
  and office building, due in installments through 2006
  (a).......................................................            2,014        2,162
Term loan financing, LIBOR plus .8%, secured by warehouse
  and office building, due in installments through 2004
  (a).......................................................              147          239
Mortgage Note Payable, non-interest bearing, secured by
  warehouse and office land, due in one installment in
  2015......................................................              660          660
Other notes, 7.75% to 8.0%, partially secured by store
  equipment, due in installments through 2008...............              147          212
Obligations under capital leases at various interest rates,
  secured by store properties and certain equipment, due in
  installments through 2018.................................            3,895        4,448
                                                                      -------      -------
                                                                       44,936       61,503
  Less -- Current portion...................................           10,813       10,646
                                                                      -------      -------
                                                                      $34,123      $50,857
                                                                      =======      =======

(a) The prime rate at March 30, 2002 was 4.75%. The London Interbank Offered Rate (LIBOR) at March 30, 2002 was 1.88%.
--------------------------------------------------------------------------------

     Concurrent with the closing of the acquisition of 189 company-operated Speedy stores in September 1998, the Company obtained a $135 million secured credit facility from a syndication of lenders led by The Chase Manhattan Bank. Approximately $55 million was borrowed under this facility to pay the all-cash purchase price, including transaction expenses of approximately $4 million. In addition, the Company refinanced approximately $35 million of indebtedness through the new credit facility, with the balance of the facility available for future working capital needs. More specifically, the new financing structure consists of a $25 million term loan (of which approximately $9 million was outstanding at March 30, 2002), a $75 million Revolving Credit facility (of which approximately $26 million was outstanding at March 30, 2002), and synthetic lease (off-balance sheet) financing for a significant portion of the Speedy real estate, totaling $35 million (of which approximately $32 million was outstanding at March 30, 2002). The loans bear interest at the prime rate or other LIBOR-based rate options tied to the Company's financial performance. The Company must also pay a facility fee on the unused portion of the commitment.
     The credit facility has a five-year term. Interest only is payable monthly on the Revolving Credit and synthetic lease borrowings throughout the term. In addition to monthly interest payments, the $25 million term loan requires quarterly principal payments which began September 30, 1999.
     The term loan and Revolving Credit facility are secured by all accounts receivable, inventory and other personal property. The Company has also entered into a negative pledge agreement not to encumber any real property, with certain permissible exceptions. The synthetic lease is secured by the real property to which it relates.
     Within the aforementioned $75 million Revolving Credit facility, the Company has available a subfacility of $7 million for the purpose of issuing standby letters of credit. The line requires fees aggregating 1.875% annually of the face amount of each standby letter of credit, payable quarterly in arrears. No letters of credit were outstanding under this line at March 30, 2002.
     During fiscal 1995, the Company purchased 12.7 acres of land for $.7 million from the City of Rochester, New York, on which its office/warehouse facility is located. The City has provided financing for 100 percent of the cost of the land via a 20-year non-interest bearing mortgage, all due and payable in 2015.
     To finance its office/warehouse building, the Company obtained permanent mortgage financing consisting of a 10-

                  -------------------------------------------

                            Notes to Consolidated

                             Financial Statements


MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


year mortgage for $2.9 million and an eight-year term loan in the amount of $.7 million. Both obligations require monthly interest payments, and each may be converted from a floating rate to a fixed rate loan before the last two years of their respective terms. The mortgage requires equal monthly installments of principal based on a 20-year amortization period, and the term loan requires constant monthly payments of principal to fully amortize the debt over the eight-year term. The Company entered into an interest rate swap agreement with a major financial institution which effectively fixes the interest rate over the terms of the aforementioned agreements at 7.15%.
     Interest is payable monthly on the Mortgage Notes Payable which have seven year terms. Equal monthly installments of principal are required based on 20-year amortization periods.
     The Company is a party to three additional interest rate swap agreements, expiring in calendar years 2002 and 2003, with an aggregate notional amount of $40.0 million. The purpose of these agreements is to limit the interest rate exposure on the Company's floating rate debt. Fixed rates under these agreements range from 5.21% to 6.25%.
     Certain of the Company's long-term debt agreements require, among other things, the maintenance of specified interest and rent coverage ratios and amounts of tangible net worth. They also contain restrictions on dividend payments. The Company is in compliance with these requirements at March 30, 2002. These agreements permit mortgages and specific lease financing arrangements with other parties with certain limitations.

Aggregate debt maturities over the next five years and thereafter are as follows:

--------------------------------------------------------------------------------

                                                                  CAPITAL LEASES              ALL
                                                              AGGREGATE      IMPUTED         OTHER
                                                               AMOUNT        INTEREST        DEBT          TOTAL
YEAR ENDED MARCH,                                                           (DOLLARS IN THOUSANDS)
-----------------------------------------------------------------------------------------------------------------
      2003..................................................   $1,016         $(564)        $10,361       $10,813
      2004..................................................      926          (522)         28,235        28,639
      2005..................................................      887          (470)            164           581
      2006..................................................      764          (419)          1,585         1,930
      2007..................................................      747          (359)             18           406
      Thereafter............................................    2,640          (751)            678         2,567
                                                                                                          -------
           Total                                                                                          $44,936
                                                                                                          =======
-----------------------------------------------------------------------------------------------------------------

     The interest amounts and balloon payment due under the synthetic lease financing are treated as operating rent commitments, and are excluded from this table of aggregate debt maturities (Note 10).

--------------------------------------------------------------------------------

-NOTE 6 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments consist of the following:

--------------------------------------------------------------------------------

                                                      MARCH 30, 2002                           MARCH 31, 2001
                                            NOTIONAL      CARRYING       FAIR        NOTIONAL      CARRYING       FAIR
                                             AMOUNT        AMOUNT        VALUE        AMOUNT        AMOUNT        VALUE
                                                                       (DOLLARS IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Long-term debt, including current
  portion.................................                $41,041       $40,127                    $57,055       $55,168
DERIVATIVE INSTRUMENTS
Interest rate swap agreements (a).........  $42,099                                  $42,333

(a) These agreements are intended to manage exposure to interest rate risks associated with both long-term (on-balance sheet) debt and synthetic leases (off-balance sheet).

--------------------------------------------------------------------------------

     The fair value of cash and cash equivalents, accounts receivable and accounts payable approximated book value at March 30, 2002 and March 31, 2001 because their maturity is generally less than one year in duration. The fair value of long-term debt was

         -------------------------------------------

                             Notes to Consolidated
                              Financial Statements


MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


estimated based on discounted cash flow analyses using either quoted market prices for the same or similar issues, or the current interest rates offered to the Company for debt with similar maturities.

     While it is not the Company's intention to terminate its derivative financial instruments, fair values were estimated, based on market rates or quotes from brokers, which represented the amounts that the Company would receive or pay if the instruments were terminated at the balance sheet dates. These fair values indicated that the termination of interest rate swaps would have resulted in a $1.1 million loss and a $.6 million loss as of March 30, 2002 and March 31, 2001, respectively.

--------------------------------------------------------------------------------

-NOTE 7 -- INCOME TAXES

The components of the provision for income taxes are as follows:

--------------------------------------------------------------------------------

                                                                    YEAR ENDED FISCAL MARCH,
                                                                 2002         2001        2000
                                                                     (DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------------------------
Currently payable --
  Federal...................................................    $4,891       $3,092      $2,920
  State.....................................................       798          594         762
                                                                ------       ------      ------
                                                                 5,689        3,686       3,682
                                                                ------       ------      ------

Deferred --
  Federal...................................................       746        2,322       1,392
  State.....................................................      (140)         403         344
                                                                ------       ------      ------
                                                                   606        2,725       1,736
                                                                ------       ------      ------
         Total..............................................    $6,295       $6,411      $5,418
                                                                ======       ======      ======
-------------------------------------------------------------------------------------------------

Deferred tax (liabilities) assets consist of the following:

--------------------------------------------------------------------------------

                                                              MARCH 30,    MARCH 31,    MARCH 31,
                                                                2002         2001         2000
                                                                    (DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------------------------
Property and equipment basis differences....................   $(4,981)     $(4,472)     $(2,858)
Prepaid expenses............................................      (582)        (360)        (371)
Partnership investment......................................      (280)        (304)        (316)
Goodwill....................................................                 (1,153)        (793)
Capital leases..............................................      (600)        (362)
Pension.....................................................      (716)        (507)        (192)
Other.......................................................      (133)        (134)        (139)
                                                               -------      -------      -------
         Gross deferred tax liabilities.....................    (7,292)      (7,292)      (4,669)
                                                               -------      -------      -------
Deferred compensation.......................................       276
Derivative financial instruments............................       440
Net operating losses........................................       380          240           37
Goodwill....................................................     2,079
Capital leases..............................................                                 165
Insurance accruals..........................................       502          505          715
Vacation accrual............................................       340          307          306
Warranty and other reserves.................................       673          597          649
Other.......................................................       595          528          407
                                                               -------      -------      -------
         Gross deferred tax assets..........................     5,285        2,177        2,279
                                                               -------      -------      -------
         Net deferred tax liability.........................   $(2,007)     $(5,115)     $(2,390)
                                                               =======      =======      =======
-------------------------------------------------------------------------------------------------

     The Company has $6.5 million of net operating loss carryforwards available as of March 30, 2002. The carryforwards expire in varying amounts from 2004 through 2021.




                  -------------------------------------------

                            Notes to Consolidated

                             Financial Statements


MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

A reconciliation between the U. S. Federal statutory tax rate and the effective tax rate reflected in the accompanying financial statements is as follows:

--------------------------------------------------------------------------------

                                                                          YEAR ENDED FISCAL MARCH,
                                                        2002                        2001                        2000
                                                AMOUNT        PERCENT       AMOUNT        PERCENT       AMOUNT        PERCENT
                                                                           (DOLLARS IN THOUSANDS)
-----------------------------------------------------------------------------------------------------------------------------
Federal income tax based on statutory tax rate
  applied to income before taxes..............  $6,111         34.9         $5,571         34.6         $4,669         34.3
State income tax, net of federal income tax
  benefit.....................................     428          2.4            759          4.7            671          4.9
Other.........................................    (244)        (1.4)            81           .5             78           .6
                                                ------         ----         ------         ----         ------         ----
                                                $6,295         35.9         $6,411         39.8         $5,418         39.8
                                                ======         ====         ======         ====         ======         ====
-----------------------------------------------------------------------------------------------------------------------------

-NOTE 8 -- CONVERTIBLE PREFERRED STOCK AND COMMON STOCK

A summary of the changes in the number of shares of Class C preferred stock and common stock is as follows:

--------------------------------------------------------------------------------

                                                                 COMMON               CLASS C            TREASURY
                                                              STOCK SHARES     CONVERTIBLE PREFERRED      STOCK
                                                                 ISSUED         STOCK SHARES ISSUED       SHARES
-----------------------------------------------------------------------------------------------------------------
Balance at March 31, 1999...................................   8,321,701              91,727
Purchase of treasury shares.................................                                             100,100
                                                               ---------              ------             -------
Balance at March 31, 2000...................................   8,321,701              91,727             100,100
Stock options exercised.....................................      51,977
Purchase of treasury shares.................................                                             116,700
                                                               ---------              ------             -------
Balance at March 31, 2001...................................   8,373,678              91,727             216,800
Stock options exercised.....................................      61,646
                                                               ---------              ------             -------
Balance at March 30, 2002...................................   8,435,324              91,727             216,800
                                                               =========              ======             =======
-----------------------------------------------------------------------------------------------------------------

     Holders of at least 60% of the Class C preferred stock must approve any action authorized by the holders of common stock. In addition, there are certain restrictions on the transferability of shares of Class C preferred stock. The conversion value of the Class C convertible preferred stock is $.216 per share.
     Under the 1984 and 1987 Incentive Stock Option Plans, 727,672 shares (as retroactively adjusted for stock dividends) of the common stock were reserved for issuance to officers and key employees. The 1989 Incentive Stock Option Plan authorized an additional 173,255 shares (as retroactively adjusted for stock dividends) for issuance.
     In January 1994, May 1995 and May 1997, the Board of Directors authorized an additional 257,809, 109,974 and 210,000 shares, respectively (as retroactively adjusted for stock dividends), for issuance under the 1989 Plan. These amounts were approved by shareholders in August 1994, August 1995 and August 1997, respectively.
     In November 1998, the Board of Directors authorized the 1998 Incentive Stock Option Plan, reserving 750,000 shares of common stock for issuance to officers and key employees. The Plan was approved by shareholders in August 1999.
     Generally, options vest within the first five years of their term, and have a duration of ten years. Outstanding options are exercisable for various periods through March 2012.

         -------------------------------------------

                             Notes to Consolidated
                              Financial Statements


MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


A summary of changes in outstanding stock options (as retroactively adjusted for stock dividends) is as follows:

--------------------------------------------------------------------------------

                                                                                                            AVAILABLE
                                                       WEIGHTED AVERAGE                                        FOR
                                                        EXERCISE PRICE      OUTSTANDING     EXERCISABLE       GRANT
---------------------------------------------------------------------------------------------------------------------
At March 31, 1999....................................       $10.26            906,577         213,314        549,789
Granted..............................................       $ 8.11             30,000                        (30,000)
Became exercisable...................................                                         161,069
Canceled.............................................       $13.79            (96,452)        (31,434)        96,452
                                                                              -------         -------       --------
At March 31, 2000....................................       $ 9.78            840,125         342,949        616,241
Granted..............................................       $ 8.15             94,250                        (94,250)
Became exercisable...................................                                         106,484
Exercised............................................       $ 5.05            (51,977)        (51,977)
Canceled.............................................       $11.00            (22,594)        (11,096)        22,594
                                                                              -------         -------       --------
At March 31, 2001....................................       $10.03            859,804         386,360        544,585
Granted..............................................       $11.53            114,150                       (114,150)
Became exercisable...................................                                         206,676
Exercised............................................       $11.92            (61,646)        (61,646)
Canceled.............................................       $11.28            (39,328)        (12,238)        39,328
                                                                              -------         -------       --------
At March 30, 2002....................................       $ 9.87            872,980         519,152        469,763
                                                                              =======         =======       ========
---------------------------------------------------------------------------------------------------------------------

The following table summarizes information about fixed stock options outstanding at March 30, 2002:

--------------------------------------------------------------------------------

                 OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                                 WEIGHTED    WEIGHTED                  WEIGHTED
                                  AVERAGE    AVERAGE                   AVERAGE
   RANGE OF          SHARES      REMAINING   EXERCISE      SHARES      EXERCISE
EXERCISE PRICES   UNDER OPTION     LIFE       PRICE     UNDER OPTION    PRICE
-------------------------------------------------------------------------------
 $ 6.31-$10.00      545,475        6.95       $ 7.89      313,217       $ 7.85
 $10.01-$15.00      272,956        6.54       $12.58      164,396       $13.23
 $15.01-$17.58       54,549        5.85       $16.01       41,539       $16.05
-------------------------------------------------------------------------------

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



                  -------------------------------------------

                            Notes to Consolidated

                             Financial Statements


MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

A summary of changes in these stock options is as follows:

--------------------------------------------------------------------------------

                                    OPTION PRICE                                AVAILABLE
                                      PER SHARE     OUTSTANDING   EXERCISABLE   FOR GRANT
-----------------------------------------------------------------------------------------
At March 31, 1999.................  $12.63-$17.01     106,357       106,357       28,745

Authorized........................                                                65,000
Granted...........................  $        7.50      21,273        21,273      (21,273)
                                                      -------       -------      -------
At March 31, 2000.................  $ 7.50-$17.01     127,630       127,630       72,472

Granted...........................  $        9.38      21,273        21,273      (21,273)
                                                      -------       -------      -------
At March 31, 2001.................  $ 7.50-$17.01     148,903       148,903       51,199

Granted...........................  $       12.85      21,273        21,273      (21,273)
                                                      -------       -------      -------
At March 30, 2002.................  $ 7.50-$17.01     170,176       170,176       29,926
                                                      =======       =======      =======
-----------------------------------------------------------------------------------------

     As permitted under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", the Company measures stock-based compensation cost as the excess of the quoted market price of the Company's common stock at the grant date over the amount the employee must pay for the stock. However, SFAS 123 requires disclosure of pro forma net income and pro forma net income per share as if the fair value-based method had been applied in measuring compensation cost for the stock-based awards granted subsequent to fiscal year 1995. Management believes that 2000 pro forma amounts are not representative of the effects of stock-based awards on future pro forma net income and pro forma earnings per share because those pro forma amounts exclude the pro forma compensation expense related to unvested stock options granted before fiscal 1996.
     Reported and pro forma net income and earnings per share amounts are set forth below:

----------------------------------------------------------------

                               YEAR ENDED FISCAL MARCH,
                                2002      2001     2000
                                (DOLLARS IN THOUSANDS,
                                EXCEPT PER SHARE DATA)
--------------------------------------------------------
Net income
  As reported................  $11,234   $9,696   $8,207
  Pro forma..................   10,805    9,132    7,518
Earnings per share - diluted
  As reported................  $  1.24   $ 1.09   $  .92
  Pro forma..................  $  1.15   $ 1.01   $  .84
--------------------------------------------------------

     The weighted average fair value per option at the date of grant for options granted during fiscal 2002, 2001 and 2000 was $5.87, $4.36 and $4.30, respectively.
     The fair values of the options granted were estimated on the date of their grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

----------------------------------------------------------------

                                YEAR ENDED FISCAL MARCH,
                                2002      2001      2000
----------------------------------------------------------
Risk free interest rate......    5.25%     6.02%     6.29%
Expected life................  9 years   9 years   9 years
Expected volatility..........    29.6%     29.7%     30.0%
Expected dividend yield......       0%        0%        0%
----------------------------------------------------------

     Forfeitures are recognized as they occur.

         -------------------------------------------

                             Notes to Consolidated

                             Financial Statements

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

-NOTE 9 -- EARNINGS PER COMMON SHARE

     The following is a reconciliation of basic and diluted earnings per common share for the respective years:

----------------------------------------------------------------

                           YEAR ENDED FISCAL MARCH,
                        2002          2001         2000
                         (AMOUNTS IN THOUSANDS, EXCEPT
                                PER SHARE DATA)
--------------------------------------------------------
Numerator for
  earnings per common
  share calculation:
  Net income.........  $11,234       $9,696       $8,207
                       =======       ======       ======
Denominator for
  earnings per common
  share calculation:
  Weighted average
    common shares,
    basic............    8,195        8,182        8,305
  Effect of dilutive
    securities:
    Preferred
      stock..........      636          636          636
    Stock options....      224           73           23
                       -------       ------       ------
  Weighted average
    common shares,
    diluted..........    9,055        8,891        8,964
                       =======       ======       ======
Basic earnings per
  common share:......  $  1.37       $ 1.19       $  .99
                       =======       ======       ======
Diluted earnings per
  common share:......  $  1.24       $ 1.09       $  .92
                       =======       ======       ======
--------------------------------------------------------

     The computation of diluted earnings per common share for fiscal years 2002, 2001 and 2000 excludes the effect of assumed exercise of approximately 100,000, 400,000 and 700,000 stock options, respectively, as the exercise price of these options was greater than their average market value, resulting in an anti-dilutive effect on diluted earnings per share.

-NOTE 10 -- OPERATING LEASES AND OTHER COMMITMENTS

     The Company leases retail facilities and store equipment under noncancellable lease agreements which expire at various dates through fiscal year 2017. In addition to stated minimum payments, certain real estate leases have provisions for contingent rentals when retail sales exceed specified levels. Generally, the leases provide for renewal for various periods at stipulated rates. Most of the facilities' leases require payment of property taxes, insurance and maintenance costs in addition to rental payments, and several provide an option to purchase the property at the end of the lease term.
     In recent years, the Company has entered into agreements for the sale/leaseback of certain stores, and into agreements for the sale/leaseback of store equipment. The Company has lease renewal options under the real estate agreements at projected future fair market values, and has both purchase and renewal options under the equipment lease agreements. Realized gains are deferred and are credited to income as rent expense adjustments over the lease terms.
     Future minimum payments required under noncancellable leases are as follows:

----------------------------------------------------------------

YEAR ENDED             SYNTHETIC             LESS-SUBLEASE
FISCAL                   LEASE      OTHER       INCOME        TOTAL
MARCH,                             (DOLLARS IN THOUSANDS)
---------------------------------------------------------------------
2003.................   $ 2,214    $14,517      $  (667)     $ 16,064
2004.................    27,452     12,579         (561)       39,470
2005.................               10,854         (491)       10,363
2006.................                8,841         (381)        8,460
2007.................                7,000         (150)        6,850
Thereafter...........               20,123         (367)       19,756
                        -------    -------      -------      --------
    Total............   $29,666    $73,914      $(2,617)     $100,963
                        =======    =======      =======      ========
---------------------------------------------------------------------

     Rent expense under operating leases, net of sublease income, totaled $16,465,000, $16,444,000 and $16,406,000 in 2002, 2001 and 2000, respectively, including contingent rentals of $307,000, $347,000 and $428,000 in each respective year. Sublease income totaled $603,000, $657,000 and $704,000, respectively, in 2002, 2001 and 2000.
     Future minimum lease commitments include amounts payable under the synthetic lease agreement structured to finance most of the real estate in the Speedy acquisition (Note 5). Should the Company or the lessor choose not to renew the lease at the end of its initial five year term, the Company may buy all of the properties (including closed stores) for their original acquisition cost of $32.4 million. Alternatively, the properties will be sold, and the Company has guaranteed a residual value of 81.5% of the acquisition cost. Of the $27.5 million commitment for fiscal year 2004, approximately $26.4 million represents the minimum principal amount (i.e. the guaranteed residual) due on September 15, 2003, should the synthetic lease not be renewed. Renewal options provide for one five-year renewal term and 30 additional renewal terms of one year each. Renewals, however, are dependent upon the renegotiation or renewal of the Company's secured credit facility (Note 5).
     The Company has entered into various contracts with parts suppliers which require it to buy up to 90% of its annual purchases of specific products including brakes, exhaust, oil and ride control at market prices. The agreements expire at various dates through February 2007. The Company believes these agreements provide it with high quality, branded merchandise at preferred pricing, along with strong marketing and training support.


         -------------------------------------------

                             Notes to Consolidated

                              Financial Statements


 MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

-NOTE 11 -- EMPLOYEE RETIREMENT AND PROFIT SHARING PLANS

     The Company has a noncontributory defined benefit plan that provides benefits to certain full-time employees who were employed with the Company prior to April 2, 1998. The Company's Board of Directors approved a plan whereby the benefits of the defined benefit plan would be frozen and the plan would be closed to new participants as of that date. Prior to this amendment, coverage under the plan began after completing one year of service and attainment of age
21. Benefits were based primarily on years of service and employees' pay near retirement. The Company's funding policy is consistent with the funding requirements of Federal law and regulations. Plan assets are invested in fixed income funds.

     The funded status of the plan is set forth below:

----------------------------------------------------------------

                                           YEAR ENDED
                                         FISCAL MARCH,
                                         2002      2001
                                          (DOLLARS IN
                                           THOUSANDS)
--------------------------------------------------------
Change in Plan Assets:
Fair value of plan assets at beginning
  of year.............................  $6,201    $5,289
Actual return on plan assets..........     159       874
Employer contribution.................     417       631
Benefits paid.........................    (431)     (593)
                                        ------    ------
Fair value of plan assets at end of
  year................................   6,346     6,201
                                        ------    ------

Change in Benefit Obligation:
Benefit obligation at beginning of
  year................................   5,967     5,139
Interest cost.........................     432       417
Actuarial loss........................     340     1,004
Benefits paid.........................    (431)     (593)
                                        ------    ------
Benefit obligation at end of year.....   6,308     5,967
                                        ------    ------

Funded status of plan.................      38       234
Unrecognized net loss.................   1,522       900
Unrecognized net transition asset.....               (29)
                                        ------    ------
Pension asset at year end March.......  $1,560    $1,105
                                        ======    ======
--------------------------------------------------------

     Pension cost included the following components:

--------------------------------------------------------
                                YEAR ENDED FISCAL MARCH,
                                2002      2001      2000
                                 (DOLLARS IN THOUSANDS)
--------------------------------------------------------
Interest cost on projected
  benefit obligation..........  $432      $417      $415
Expected return on plan
  assets......................  (492)     (401)     (395)
Service cost - benefits earned
  during the period...........                       280
Amortization of net transition
  asset.......................   (29)      (29)      (29)
Amortization of prior service
  cost........................                         3
Recognized actuarial loss.....    51        50        42
Curtailment...................                        16
                                ----      ----      ----
Net pension cost..............  $(38)     $ 37      $332
                                ====      ====      ====
--------------------------------------------------------

     The projected benefit obligation at March 30, 2002 and March 31, 2001 assumed discount rates of 7.25% and 7.5%, respectively. Increase in future compensation levels was assumed to be 4% in 2000. The assumed long-term rate of return on plan assets at March 30, 2002 and March 31, 2001 was 8%.
     The unrecognized transition asset is being amortized over 15 years beginning April 1, 1988.
     The Company has a 401(k)/profit sharing plan which covers full-time employees who meet the age and service requirements of the plan. The 401(k) salary deferral option was added to the plan during fiscal 2000. The first employee deferral occurred in March 2000. The Company makes matching contributions consistent with the provisions of the plan. The Company's matching contributions for fiscal 2002, 2001 and 2000 amounted to approximately $403,000, $467,000 and $41,000, respectively. The Company may also make annual profit sharing contributions to the plan at the discretion of the Compensation and Benefits Committee of the Board of Directors. For the year ended March 31, 2000, the Company contributed $80,000 inclusive of forfeitures.
     The Company's management bonus plan provides for the payment of annual cash bonus awards to participating employees, as selected by the Board of Directors, based primarily on the Company's attaining pre-tax income targets established by the Board of Directors. Charges to expense applicable to the management bonus plan totaled $797,000, $642,000 and $207,000 for the fiscal years ended March 2002, 2001 and 2000, respectively. Because the Company did not attain a minimum required percentage of targeted profit performance in fiscal 2000, expense for that year does not include any bonus amounts related to profit performance for executive officers.


         -------------------------------------------

                     Notes to Consolidated
                     Financial Statements

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

-NOTE 12 -- RELATED PARTY TRANSACTIONS

     In December 1998, the Company loaned $523,000 to its newly-appointed Chief Executive Officer to purchase 75,000 shares of the Company's common stock at the then fair market value. (This loan was made subsequent to the Executive's purchase of 25,000 shares using his own funds.) The loan, which bears an interest rate of 5.5% per annum, matures on December 1, 2003, and requires five equal annual installments of principal beginning on the first anniversary of the loan. If the Executive is employed with the Company when a principal payment is due, that installment will be forgiven by the Company. All interest is due on the fifth anniversary of the loan, and shall also be forgiven if the Executive is employed with the Company at that time. The loan is secured by the common stock.
     Certain (a) principal shareholders/directors of the Company, (b) partnerships in which such persons have interests or (c) trusts of which members of their families are beneficiaries are lessors of certain facilities to the Company. Payments under such operating and capital leases amounted to $1,643,000, $1,694,000 and $1,713,000 for the fiscal years ended March 2002,
2001 and 2000, respectively. Amounts payable under these lease agreements totaled $34,000 and $39,000, respectively, at March 30, 2002 and March 31, 2001.
     No related party leases, other than renewals or modifications of leases on existing stores, have been entered into since May 1989, and no new leases are contemplated.
     The Company has a management agreement with an investment banking firm associated with a principal shareholder/director of the Company to provide financial advice. The agreement provides for an annual fee of $160,000, plus reimbursement of out-of-pocket expenses. During fiscal 2002, 2001 and 2000, the Company incurred fees of $160,000 annually under this agreement. In addition, this investment banking firm, from time to time, provides additional investment banking services to the Company for customary fees.
     Approximately half of all payments made to the investment banking firm are paid to another principal shareholder/director of the Company.

-NOTE 13 -- SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     The following transactions represent noncash investing and financing activities during the periods indicated:

YEAR ENDED MARCH 30, 2002

     Capital lease obligations of $80,000 where incurred under various agreements.
     In connection with the sale of assets, the Company reduced fixed assets and other current liabilities by $231,000 and $158,000, respectively, and increased other current assets by $73,000.
     In connection with recording the value of the Company's swap contracts, other comprehensive income decreased by $666,000, other current liabilities increased by $152,000, other long-term liabilities increased by $954,000 and the deferred income tax liability was reduced by $440,000.

YEAR ENDED MARCH 31, 2001

     In connection with the termination of capital leases, the Company reduced debt and fixed assets by $141,000 and $75,000, respectively, and recorded a gain of $67,000.
     In connection with the sale of assets, the Company reduced fixed assets and other current liabilities costs by $645,000 and $433,000, respectively, and increased other current assets by $212,000.

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

--------------------------------------------------------
                                YEAR ENDED FISCAL MARCH,
                                 2002     2001     2000
                                 (DOLLARS IN THOUSANDS)
--------------------------------------------------------
Cash paid during the year:
    Interest, net               $3,436   $5,519   $6,728
    Income taxes, net           $5,645   $3,755   $2,084
--------------------------------------------------------

-NOTE 14 -- LITIGATION

     The Company and its subsidiaries are involved in legal proceedings, claims and litigation arising in the ordinary course of business. In management's opinion, the outcome of such current legal proceedings is not expected to have a material effect on future operating results or on the Company's consolidated financial position.

                  -------------------------------------------

                                   Quarterly

                            Financial Information


SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
--------------------------------------------------------------------------------

The following table sets forth income statement data by quarter for the fiscal years ended March 2002 and 2001.

--------------------------------------------------------------------------------------------------------------------
                                                                                FISCAL QUARTER ENDED
                                                                 JUNE           SEPT.          DEC.           MARCH
                                                                 2001           2001           2001           2002
                                                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------------------------------------------
Sales.......................................................    $61,393        $60,477        $52,443        $50,540
Cost of sales...............................................     34,238         34,908         32,589         31,307
                                                                -------        -------        -------        -------
Gross profit................................................     27,155         25,569         19,854         19,233
Operating, selling, general and administrative expenses.....     20,179         18,546         16,068         14,925
                                                                -------        -------        -------        -------
Operating income............................................      6,976          7,023          3,786          4,308
Interest expense, net.......................................      1,158            960            835            778
Other expense, net..........................................        190            110             78            455
                                                                -------        -------        -------        -------
Income before provision for income taxes....................      5,628          5,953          2,873          3,075
Provision for income taxes..................................      1,775          2,260          1,092          1,168
                                                                -------        -------        -------        -------
Net income..................................................    $ 3,853        $ 3,693        $ 1,781        $ 1,907
                                                                =======        =======        =======        =======
Basic earnings per share....................................    $   .47        $   .45        $   .22        $   .23
                                                                =======        =======        =======        =======
Diluted earnings per share (a)..............................    $   .43        $   .41        $   .20        $   .21
                                                                =======        =======        =======        =======
Weighted average number of shares of Common Stock and Common
  Stock equivalents used in computing earnings per
  share:    Basic...........................................      8,159          8,196          8,209          8,216
            Diluted.........................................      8,985          9,040          9,043          9,168

                                                                   2000           2000           2000           2001
--------------------------------------------------------------------------------------------------------------------
Sales.......................................................    $60,693        $60,398        $51,792        $50,072
Cost of sales...............................................     34,826         35,273         31,952         31,145
                                                                -------        -------        -------        -------
Gross profit................................................     25,867         25,125         19,840         18,927
Operating, selling, general and administrative expenses.....     18,437         17,675         15,930         14,946
                                                                -------        -------        -------        -------
Operating income............................................      7,430          7,450          3,910          3,981
Interest expense, net.......................................      1,600          1,525          1,399          1,244
Other expense, net..........................................        105            157            239            395
                                                                -------        -------        -------        -------
Income before provision for income taxes....................      5,725          5,768          2,272          2,342
Provision for income taxes..................................      2,278          2,296            904            933
                                                                -------        -------        -------        -------
Net income..................................................    $ 3,447        $ 3,472        $ 1,368        $ 1,409
                                                                =======        =======        =======        =======
Basic earnings per share....................................    $   .42        $   .42        $   .17        $   .17
                                                                =======        =======        =======        =======
Diluted earnings per share (a)..............................    $   .39        $   .39        $   .15        $   .16
                                                                =======        =======        =======        =======
Weighted average number of shares of Common Stock and Common
  Stock equivalents used in computing earnings per
  share:    Basic...........................................      8,203          8,197          8,177          8,151
            Diluted.........................................      8,882          8,930          8,884          8,865

(a) Earnings per share for each period was computed by dividing net income by the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during the respective quarters.

--------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

     None.


         -------------------------------------------

                           Part III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
--------------------------------------------------------------------------------
     Information concerning the directors and executive officers of the Company is incorporated herein by reference to the section captioned "Election of Directors" and "Executive Officers", respectively, in the Proxy Statement.
     Information concerning required Section 16(a) disclosure is incorporated herein by reference to the section captioned "Compliance with Section 16(a) of the Exchange Act" in the Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------
     Information concerning executive compensation is incorporated herein by reference to the section captioned "Executive Compensation" in the Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------
     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to the sections captioned "Security Ownership of Principal Shareholders, Directors and Executive Officers" and "Election of Directors" in the Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------
     Information concerning certain relationships and related transactions is incorporated herein by reference to the sections captioned "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Proxy Statement.


                  -------------------------------------------

                           Part IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

-FINANCIAL STATEMENTS
     Reference is made to Item 8 of Part II hereof.

-FINANCIAL STATEMENT SCHEDULES
     Schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the Financial Statements or the notes thereto.

-EXHIBITS
     Reference is made to the Index to Exhibits accompanying this Form 10-K as filed with the Securities and Exchange Commission. The Company will furnish to any shareholder, upon written request, any exhibit listed in such Index to Exhibits upon payment by such shareholder of the Company's reasonable expenses in furnishing any such exhibit.

-REPORTS ON FORM 8-K
     No reports on Form 8-K were filed during the last quarter of fiscal 2002.


                  -------------------------------------------

                          Signatures



--------------------------------------------------------------------------------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           MONRO MUFFLER BRAKE, INC.
                           (Registrant)

                           By /s/ Robert G. Gross
                      ----------------------------------------------------------
                              Robert G. Gross
                              President and Chief Executive Officer

Date: June 26, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of June 18, 2002.

SIGNATURE                                                TITLE

/s/ Catherine D'Amico                                    Executive Vice President-Finance, Chief
---------------------------------                        Financial Officer and Treasurer
Catherine D'Amico                                        (Principal Financial and Accounting Officer)

Burton S. August*                                        Director

Robert W. August*                                        Director

Frederick M. Danziger*                                   Director

Donald Glickman*                                         Director

Peter J. Solomon*                                        Director

Lionel B. Spiro*                                         Director

Francis R. Strawbridge*                                  Director

W. Gary Wood*                                            Director

                           *By /s/ Robert G. Gross
                     -----------------------------------------------------------
                               Robert G. Gross
                               Chief Executive Officer,
                               Director and as Attorney-in-Fact


         -------------------------------------------

                                INDEX TO EXHIBITS

The following is a list of all exhibits filed herewith or incorporated by reference herein:

Exhibit No.         Document
-----------         --------
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

3.02*               Restated By-Laws of the Company, dated July 23, 1991. (Amendment No. 1,
                    Exhibit No. 3.04)

10.02*              Non-Employee Directors' Stock Option Plan. (March 2001 Form S-8, Exhibit No.
                    4.1)**

10.02a*             Amendment, dated as of May 12, 1997, to the Non-Employee Directors' Stock Option
                    Plan. (March 2001 Form S-8, Exhibit No. 4.2)**

10.02b*             Amendment, dated as of May 18, 1999, to the Non-Employee Directors' Stock Option
                    Plan. (March 2001 Form S-8, Exhibit No. 4.3)**

10.02c              Amendment, dated as of August 2, 1999, to the Non-Employee Directors' Stock
                    Option Plan.**

10.02d              Amendment, dated as of June 12, 2002, to the Non-Employee Directors' Stock
                    Option Plan.**

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

10.03d*             Amendment, dated as of January 29, 1998, to the 1989 Employees' Incentive Stock
                    Option Plan. (1998 Form 10-K, Exhibit No. 10.03d)**

10.04*              Retirement Plan of the Company, as amended and restated effective as of
                    April 1, 1989. (September 1993 Form 10-Q, Exhibit No. 10)**

10.04a*             Amendment, dated as of August 2, 1999, to the Retirement Plan of the
                    Company, as amended and restated effective as of April 1, 1989. (June 2001
                    Form 10-Q, Exhibit No. 10.04a)**

10.05*              Profit Sharing Plan, amended and restated as of April 1, 1993. (1995 Form
                    10-K, Exhibit No. 10.05) **

Exhibit No.         Document
-----------         --------
10.05a*             Amendment, dated as of March 1, 2000, to the Profit Sharing Plan. (June 2001 Form
                    S-8, Exhibit No. 4)**

10.06*              Amended and Restated Employment Agreement, dated February 16, 1999, by and between the Company and Robert G. Gross. (December 1998 Form 10-Q, Exhibit
                    No. 10.1)**

10.06a              Amendment, dated as of June 5, 2002, to the Amended and Restated Employment
                    Agreement, dated February 16, 1999, by and between the Company and Robert G.
                    Gross.**

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



Exhibit No.        Document
-----------        --------
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



Exhibit No.       Document
-----------       --------
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

10.27*            Lease, dated as of September 25, 1991, among Charles J. August, Burton S.
                  August and Sheldon A. Lane and the Company, and assigned by August, August and Lane Co-venture to AA & L Associates, L.P., effective January  2, 1996, with respect to Store No. 17. (1992 Form 10-K, Exhibit No. 10.27)

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


Exhibit No.       Document
-----------       --------
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

Exhibit No.        Document
-----------        --------
10.42a*            Extension Agreement, effective October 1, 2001, among the Company and Burton S.
                   August, as Trustee, and Lane, August, August Trust, and assigned by Lane,
                   August, August Trust to Lane, August, August LLC, with respect to Store No.
                   48. (2001 Form 10-K, Exhibit No. 10.42a)

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

10.44a             Extension Agreement, effective December 19, 2001, between AA & L Associates,
                   L.P. and the Company, with respect to Store No. 51.

10.45*             Lease, dated July 1, 1982, among Charles J. August, Burton S. August and
                   Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11,
                   1984, and assigned by August, August and Lane Co-venture to AA & L
                   Associates, L.P., effective January 2, 1996, with respect to Store No. 52.
                   (Form S-1, Exhibit No. 10.45)

10.45a             Extension Agreement, effective December 19, 2001, between AA & L Associates,
                   L.P. and the Company, with respect to Store No. 52.

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

10.47b             Extension Agreement, effective December 19, 2001, between AA & L Associates,
                   L.P. and the Company, with respect to Store No. 54.

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

Exhibit No.        Document
-----------        --------
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

10.51              Modification and Extension Agreement, dated November 28, 2001, between AA &
                   L Associates, L.P. and the Company, with respect to Store No. 58.

10.51a             Extension Agreement, effective December 19, 2001, between AA & L Associates,
                   L.P. and the Company, with respect to Store No. 58.

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

Exhibit No.        Document
-----------        --------
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
                   September 14, 1995. (September 1995 Form 10-Q, Exhibit No. 10.01)

Exhibit No.       Document
-----------       --------
10.66*            Amendment to Lease Agreement, dated September 19, 1995, between the Company and the County of Monroe Industrial Development Agency. (September 1995 Form
                  10-Q, Exhibit No. 10.00)

10.67*            Employment Agreement dated February 18, 1998, between the Company and Jack
                  M. Gallagher. (1998 Form 10-K, Exhibit No. 10.65)**

10.68*            Employment Agreement dated December 1, 2000, between the Company and
                  Catherine D'Amico. (2001 Form 10-K, Exhibit No. 10.68)**

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

10.74a            "Agreement Extension Amendment" between Honeywell International Inc. on behalf of its Friction Materials business and Monro Service Corporation, effective July 1, 2001.

10.75             Purchase Agreement between Phillips Petroleum Company (on behalf of Kendall
                  Motor Oil) and Monro Muffler Brake, Inc., dated February 18, 2002.

Exhibit No.      Document
-----------      --------
10.75a           Amendment to Purchase Agreement between Phillips Petroleum Company (on behalf of Kendall Motor Oil) and Monro Muffler Brake, Inc., dated
                 March 15, 2002

10.76            "Tenneco Automotive Ride Control Products Supply Agreement" between Tenneco
                 Automotive Operating Company Inc. and Monro Service Corporation, effective
                 July 1, 2001.

10.77            Management Incentive Compensation Plan, effective as of June 1, 2002.**

21.01            Subsidiaries of the Company.

23.01            Consent of PricewaterhouseCoopers LLP.

24.01            Powers of Attorney.


**               Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) hereof.

*                An asterisk "*" following an exhibit number indicates that the exhibit is incorporated herein by reference to an exhibit to one of the following documents: (1) the Company's Registration Statement on Form S-1
                 (Registration No. 33-41290), filed with the Securities and Exchange
                 Commission on June 19, 1991 ("Form S-1"); (2) Amendment No. 1 thereto, filed
                 July 22, 1991 ("Amendment No. 1"); (3) the Company's Annual Report on Form
                 10-K for the fiscal year ended March 31, 1992 ("1992 Form 10-K"); (4) the
                 Company's Registration Statement on Form S-8, filed with the Securities and
                 Exchange Commission on December 24, 1992 ("December 1992 Form S-8"); (5) the
                 Company's Quarterly Report on Form 10-Q for the fiscal quarter ended
                 September 30, 1993 ("September 1993 Form 10-Q"); (6) the Company's Annual
                 Report on Form 10-K for the fiscal year ended March 31, 1994 ("1994 Form
                 10-K"); (7) the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995 ("1995 Form 10-K"); (8) the Company's Quarterly Report
                 on Form 10-Q for the fiscal quarter ended September 30, 1995 ("September
                 1995 Form 10-Q"); (9) the Company's Quarterly Report on Form 10-Q for the
                 fiscal quarter ended September 30, 1996 ("September 1996 Form 10-Q"); (10)
                 the Company's Annual Report on Form 10-K for the fiscal year ended March 31,
                 1997 ("1997 Form 10-K"); (11) the Company's Current Report on Form 8-K filed on April 28, 1998 ("April 1998 Form 8-K"); (12) the Company's Quarterly
                 Report on Form 10-Q for the fiscal quarter ended December 31, 1998
                 ("December 1998 Form 10-Q"); (13) the Company's Annual Report on Form 10-K
                 for the fiscal year ended March 31, 1998 ("1998 Form 10-K"); (14) the
                 Company's Current Report on Form 8-K filed on September 23, 1998 ("September
                 1998 Form 8-K"); (15) the Company's Quarterly Report on Form 10-Q for the
                 fiscal quarter ended September 30, 1998 ("September 1998 Form 10-Q"); (16)
                 the Company's Annual Report on Form 10-K for the fiscal year ended March 31,
                 1999 ("1999 Form 10-K"); (17) the Company's Quarterly Report on Form 10-Q
                 for the fiscal quarter ended September 30, 1999 ("September 1999 Form
                 10-Q"); (18) the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000 ("2000 Form 10-K"); (19) the Company's Registration
                 Statement on Form S-8, filed with the Securities and Exchange Commission on
                 April 7, 2000 ("April 2000 Form S-8"); (20) the Company's Registration
                 Statements on Forms S-8, filed with the Securities and Exchange Commission on March 22, 2001 (each a "March 2001 Form S-8"); (21) the Company's
                 Registration Statement on Form S-8, filed with the Securities and Exchange
                 Commission on June 26, 2001 ("June 2001 Form S-8"); or (22) the Company's
                 Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001
                 ("June 2001 Form 10-Q"). The appropriate document and exhibit number are indicated in parentheses.