Form 10-Q
period 2002-06-29
MONRO MUFFLER BRAKE INC
filed 2002-08-13
CIK 876427

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended JUNE 29, 2002.


                                       OR


             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.


        For the transition period from                to
                                         ------------     ------------

                           Commission File No. 0-19357
                                               -------


                            MONRO MUFFLER BRAKE, INC
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            New York                                           16-0838627
-------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification #)


200 Holleder Parkway, Rochester, New York                         14615
-------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip code)


Registrant's telephone number, including area code               585-647-6400
-------------------------------------------------------------------------------


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

As of July 25, 2002, 8,506,070 shares of the Registrant's Common Stock, par value $.01 per share, were outstanding.

                            MONRO MUFFLER BRAKE, INC.


                                      INDEX



Part I.    Financial Information                                                                   PAGE NO.
                                                                                                   --------

          Consolidated Balance Sheet at
           June 29, 2002 and March 30, 2002                                                            3

          Consolidated Statement of Income for the quarter
           ended June 29, 2002 and June 30, 2001                                                       4

          Consolidated Statement of Changes in
           Shareholders' Equity for the quarter ended
           June 29, 2002                                                                               5

          Consolidated Statement of Cash Flows for the
           quarter ended June 29, 2002 and June 30, 2001                                               6

          Notes to Consolidated Financial Statements                                                   7

          Management's Discussion and Analysis of
           Financial Condition and Results of Operations                                              10

Part II.   Other Information

          Item 6.  Exhibits and Reports on Form 8-K                                                   14

Signatures                                                                                            15

Exhibit Index                                                                                         16




MONRO MUFFLER BRAKE, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)


                                                                                              JUNE 29,             MARCH 30,
                                                                                               2002                2002
                                                                                               ----                ----
                                                                                                (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
    Cash and equivalents, including interest-bearing accounts of $419
      at June 29, 2002 and $442 at March 30, 2002                                                 $  419            $  442
    Trade receivables                                                                              1,630             1,226
    Inventories                                                                                   48,084            44,821
    Deferred income tax asset                                                                        664               664
    Other current assets                                                                           7,677             6,626
                                                                                          ---------------    --------------
                Total current assets                                                              58,474            53,779
                                                                                          ---------------    --------------

Property, plant and equipment                                                                    212,345           208,768
     Less - Accumulated depreciation and amortization                                            (84,343)          (81,557)
                                                                                         -----------------  ---------------
                Net property, plant and equipment                                                128,002           127,211
Other noncurrent assets                                                                           13,422             8,309
                                                                                          ---------------    --------------
                Total assets                                                                    $199,898          $189,299
                                                                                          ===============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                                            $10,813           $10,813
    Trade payables                                                                                15,924            12,739
    Federal and state income taxes payable                                                         3,567               608
    Accrued interest                                                                                 186               219
    Accrued payroll, payroll taxes and other payroll benefits                                      5,676             5,326
    Accrued insurance                                                                              1,827               986
    Other current liabilities                                                                      8,897             8,952
                                                                                          ---------------    --------------
                Total current liabilities                                                         46,890            39,643

Long-term debt                                                                                    30,225            34,123
Other long-term liabilities                                                                        4,066             3,078
Deferred income tax liability                                                                      2,080             2,671
                                                                                          ---------------    --------------
                Total liabilities                                                                 83,261            79,515
                                                                                          ---------------    --------------

Commitments
Shareholders' equity:
    Class C Convertible Preferred Stock, $1.50 par value, $.216 conversion value; 150,000 shares authorized; 65,000 shares and 91,727 shares issued
      and outstanding at June 29, 2002 and March 30, 2002, respectively                               97               138
    Common Stock, $.01 par value, 15,000,000 shares authorized; 8,721,130
      shares issued at June 29, 2002; 8,435,324 shares issued at March 30, 2002                       87                84
    Treasury Stock, 216,800 shares at June 29, 2002 and March 30, 2002, at cost                   (1,831)           (1,831)
    Additional paid-in capital                                                                    40,925            37,750
    Other comprehensive income                                                                      (861)             (666)
    Retained earnings                                                                             78,220            74,309
                                                                                          ---------------    --------------
                Total shareholders' equity                                                       116,637           109,784
                                                                                          ---------------    --------------
                Total liabilities and shareholders' equity                                      $199,898          $189,299
                                                                                          ===============    ==============



These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K (File No. 0-19357), filed by the Company with the Securities and Exchange Commission on June 28, 2002.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)


                                                                                           QUARTER ENDED FISCAL JUNE
                                                                                           2002                 2001
                                                                                           ----                 ----
                                                                                            (DOLLARS IN THOUSANDS,
                                                                                            EXCEPT PER SHARE DATA)

Sales                                                                                        $67,908             $61,393
Cost of sales, including distribution and occupancy costs                                     38,013              34,238
                                                                                       --------------       -------------

Gross profit                                                                                  29,895              27,155
Operating, selling, general and administrative expenses                                       22,972              20,179
                                                                                       --------------       -------------

Operating income                                                                               6,923               6,976
Interest expense, net of interest income for the quarter of $15
     in 2002 and $8 in 2001                                                                      766               1,158
Other (income) expense, net                                                                     (151)                190
                                                                                       --------------       -------------

Income before provision for income taxes                                                       6,308               5,628
Provision for income taxes                                                                     2,397               1,775
                                                                                       --------------       -------------

Net income                                                                                    $3,911              $3,853
                                                                                       ==============       =============

Earnings per share:
        Basic                                                                                  $ .47               $ .47
                                                                                       ==============      ==============
        Diluted                                                                                $ .42               $ .43
                                                                                       ==============      ==============

Weighted average number of shares of Common Stock and Common Stock equivalents used in computing earnings per share:
        Basic                                                                                  8,298               8,159
                                                                                       ==============      ==============
        Diluted                                                                                9,389               8,985
                                                                                       ==============      ==============












These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K (File No. 0-19357), filed by the Company with the Securities and Exchange Commission on June 28, 2002.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

(DOLLARS IN THOUSANDS)


                                                                               LESS:
                                                                               NOTE         NET                 ACCUMULATED
                                                                 ADDITIONAL  RECEIVABLE  ADDITIONAL                OTHER
                                  PREFERRED  COMMON    TREASURY   PAID-IN      FROM       PAID-IN     RETAINED  COMPREHENSIVE
                                    STOCK     STOCK     STOCK     CAPITAL   SHAREHOLDER   CAPITAL     EARNINGS     INCOME    TOTAL
                                    -----     -----     -----     -------   -----------   -------     --------     ------    -----

Balance at March 30, 2002           $ 138     $ 84     $(1,831)   $37,933     $ (183)      $37,750     $74,309             $110,450

Other comprehensive income:
  Cumulative effect at
  March 30, 2002                                                                                                   $ (666)     (666)

Net income                                                                                               3,911                3,911
Other comprehensive income:
  SFAS No. 133 adjustment
  for the quarter
  ended June 29. 2002                                                                                                (195)     (195)
                                                                                                                           --------
     Total comprehensive income                                                                                               3,716

Conversion of Class C
  convertible preferred
  stock into common stock             (41)       3                     38                       38                               --

Exercise of stock options                                           1,299                    1,299                            1,299

Vesting of non-qualified
  stock options                                                     1,811                    1,811                            1,811

Note receivable from shareholder                                                  27            27                               27
                                    -----     ----     -------    -------     ------       -------   ---------     ------  --------
Balance at June 29, 2002           $   97     $ 87     $(1,831)   $41,081     $ (156)      $40,925   $  78,220     $ (861) $116,637
                                   ======     ====     =======    =======     ======       =======   =========     ======  ========
























These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K (File No. 0-19357), filed by the Company with the Securities and Exchange Commission on June 28, 2002.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)


                                                                                              QUARTER ENDED FISCAL JUNE
                                                                                             2002                   2001
                                                                                             ----                   ----
                                                                                                (DOLLARS IN THOUSANDS)
                                                                                             INCREASE (DECREASE) IN CASH
Cash flows from operating activities:
    Net income                                                                                $  3,911              $  3,853
                                                                                       -----------------     -----------------
    Adjustments to reconcile net income to net cash provided
         by operating activities -
         Depreciation and amortization                                                           3,162                 3,180
         Non-qualified stock option expense                                                      1,603                   727
         Net change in deferred income taxes                                                      (504)                 (517)
         Gain on disposal of property, plant and equipment                                         (33)                   (3)
    Change in assets and liabilities net of effects from purchase of Kimmel
      Automotive, Inc.:
         Increase in trade receivables                                                            (108)                 (172)
         Increase in inventories                                                                (1,237)                   (3)
         Decrease in other current assets                                                           36                   127
         Decrease in other noncurrent assets                                                        54                    56
         Increase in trade payables                                                              2,151                 4,737
         (Decrease) increase in accrued expenses                                                  (276)                  277
         Increase in federal and state income taxes payable                                      2,917                   811
         (Decrease) increase in other long-term liabilities                                       (730)                   40
                                                                                       -----------------     -----------------
               Total adjustments                                                                 7,035                 9,260
                                                                                       -----------------     -----------------
               Net cash provided by operating activities                                        10,946                13,113
                                                                                       -----------------     -----------------

Cash flows from investing activities:
    Payment for purchase of Kimmel Automotive, Inc., net
       of cash acquired                                                                         (6,220)
    Capital expenditures                                                                        (2,303)               (2,657)
    Proceeds from the disposal of property, plant and equipment                                    152                    26
                                                                                       -----------------     -----------------
               Net cash used for investing activities                                           (8,371)               (2,631)
                                                                                       -----------------     -----------------

Cash flows from financing activities:
    Proceeds from borrowings                                                                    33,500                20,700
    Principal payments on long-term debt and capital
       lease obligations                                                                       (37,397)              (30,993)
    Exercise of stock options                                                                    1,299                    82
                                                                                       -----------------     -----------------
               Net cash used for financing activities                                           (2,598)              (10,211)
                                                                                       -----------------     -----------------

(Decrease) increase in cash                                                                        (23)                  271
Cash at beginning of period                                                                        442                   751
                                                                                       -----------------     -----------------
Cash at end of period                                                                         $    419              $  1,022
                                                                                       =================     =================



These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K (File No. 0-19357), filed by the Company with the Securities and Exchange Commission on June 28, 2002.

                            MONRO MUFFLER BRAKE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ACQUISITION OF KIMMEL AUTOMOTIVE, INC.

         Effective April 1, 2002, the Company purchased all of the outstanding common stock, as well as a portion of the preferred stock, of Kimmel Automotive, Inc. ("Kimmel"), based in Baltimore, Maryland. Kimmel Automotive operated 34 tire and automotive repair stores in Maryland and Virginia, as well as Wholesale and Truck Tire Divisions (including two commercial stores). The purchase price for the assets of the company was approximately $6 million in cash, plus the assumption of approximately $5 million of liabilities. The acquisition was financed through the Company's existing bank credit facility.

         Although the 15 Kimmel Tire and Automotive Centers in Baltimore and 19 Tread Quarters stores in Virginia are in the same general markets in which Monro competes, Monro and Kimmel are mainly situated in non-overlapping areas. There are no plans to close any of the Kimmel stores, which will continue to operate under the current brand names.

         In June 2002, the Company purchased the remaining non-voting preferred stock, with a face value of $1.6 million, for approximately $.7 million. Additionally, effective June 29, 2002, the Company sold Kimmel's Truck Tire division, including its retread plant and two commercial stores, for approximately $.4 million in cash and $.5 million in notes receivable. The sale of these assets effectively reduced the net purchase price of the retail store operations.

NOTE 2 - CHANGE IN FISCAL YEAR

         During the fiscal year ended March 31, 2001, the Board of Directors of the Company elected to change the Company's fiscal year end from March 31 to the last Saturday in March. This change was effective with fiscal year 2002 which began on April 1, 2001.

         The following are the dates represented by each fiscal period:

         "Quarter Ended Fiscal June 2002":           March 31, 2002 - June 29, 2002 (13 weeks)
         "Quarter Ended Fiscal June 2001":           April 1, 2001 - June 30, 2001 (13 weeks)


NOTE 3 - INTANGIBLE ASSETS

         For acquisitions completed on or before June 30, 2001, the excess of the cost over the fair value of net assets of purchased businesses is recorded as goodwill and until March 30, 2002, was amortized on a straight-line basis over periods of 20 years or less. The cost of other acquired intangibles is amortized on a straight-line basis over their estimated useful lives.

         The Company has adopted Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations". All business combinations consummated after July 1, 2001 are accounted for in accordance with the new pronouncement. Goodwill relating to acquisitions completed subsequent to June 30, 2001 is not amortized and is subject to impairment testing. In addition, in accordance with Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets", effective March 31, 2002, the Company is no longer required to amortize goodwill and certain other intangible assets relating to acquisitions completed prior to July 1, 2001.

         The Company expects to complete the transitional impairment test for goodwill by the end of the second fiscal quarter. The Company is currently assessing the financial impact of this provision of SFAS No. 142 on its financial statements. However, it does not believe that this standard will have a material impact on the Company's financial position or results of operations.

NOTE 4 - DERIVATIVE FINANCIAL INSTRUMENTS

         Effective April 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement of Financial Accounting Standards No. 138 ("SFAS 138"),"Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS 133/138 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction, and if it is, depending on the type of hedge transaction.

                            MONRO MUFFLER BRAKE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The notional amount of derivative financial instruments, which consisted solely of interest rate swaps used to minimize the risk and/or costs associated with changes in interest rates, was approximately $42 million at June 29, 2002. At that date, swap maturities ranged from November 2002 through October 2005. These swap contracts require the Company to pay fixed-rates of interest ranging from 5.21% to 7.15%, and receive variable-rates of interest based on the 30 day LIBOR rate (plus a spread of 80 basis points in the case of the 7.15% fixed rate contract).

         At June 29, 2002, the fair value of the contracts, net of tax, is recorded as a component of other comprehensive income in the Statement of Changes in Shareholders' Equity.

NOTE 5 - CASH AND EQUIVALENTS

         The Company's policy is to invest cash in excess of operating requirements in income producing investments. Cash equivalents of $419,000 at June 29, 2002 and $442,000 at March 30, 2002 include money market accounts which have maturities of three months or less.

NOTE 6 - INVENTORIES

         The Company's inventories consist of automotive parts and tires.

NOTE 7 - EARNINGS PER SHARE

         The computation of diluted earnings per common share for the fiscal quarter ended June 2002 includes the effect of assumed exercise of all outstanding options as the exercise price of these options were less than their average market value. The computation for the fiscal quarter ended June 2001 excludes the effect of assumed exercise of approximately 400,000 stock options as the exercise price of these options was greater than their average market value, resulting in an anti-dilutive effect on diluted earnings per share.

NOTE 8 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

         The following transactions represent noncash investing and financing activities during the period indicated:


QUARTER ENDED JUNE 29, 2002:

         In connection with the sale of assets, the Company reduced fixed assets by $15,000 and decreased other current liabilities by $15,000.

         In connection with recording the value of the Company's swap contracts, other comprehensive income decreased by $861,000, other current liabilities increased by $111,000, other long-term liabilities increased by $1,277,000 and the deferred income tax liability was reduced by $527,000.

         In connection with the acquisition of Kimmel Automotive, Inc. (Note 1), liabilities were assumed as follows:

         Fair value of assets acquired                 $11,000,000
         Cash paid, net of cash acquired                 6,000,000
                                                       -----------
         Liabilities assumed                           $ 5,000,000
                                                       ===========


         Cash paid has not been reduced by proceeds from the sale of Kimmel Truck Tire, as they were not received until the second quarter of fiscal 2003.

                            MONRO MUFFLER BRAKE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


QUARTER ENDED JUNE 30, 2001:

         In connection with the sale of assets, the Company reduced fixed assets by $10,000 and decreased other current liabilities by $10,000.

         In connection with recording the value of the Company's swap contracts, other comprehensive income decreased $343,000, other long-term liabilities increased by $570,000 and the deferred income tax liability was reduced by $227,000.

CASH PAID DURING THE PERIOD:

                                                 2002                  2001
                                                 ----                  ----

         Interest, net                      $ 682,000                $1,342,000
         Income taxes                       $  24,000                 1,255,000

NOTE 9 - RECLASSIFICATIONS

         Certain amounts in the Consolidated Statement of Cash Flows have been reclassified to improve reporting and maintain comparability among the periods presented.

NOTE 10 - OTHER

         These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K (File No. 0-19357), filed by the Company with the Securities and Exchange Commission on June 28, 2002.

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


                                                                   QUARTER ENDED FISCAL JUNE
                                                                   2002                  2001
                                                                   ----                  ----

Sales.....................................................         100.0%               100.0%

Cost of sales, including distribution
 and occupancy costs......................................          56.0                 55.8
                                                                   -----                 -----

Gross profit..............................................          44.0                 44.2

Operating, selling, general and
 administrative expenses..................................          33.8                 32.8
                                                                   -----                 -----

Operating income...........................................         10.2                 11.4

Interest expense - net.....................................          1.1                  1.9

Other expense..............................................          (.2)                  .3
                                                                    -----                 -----

Income before provision for income taxes...................          9.3                  9.2

Provision for income taxes.................................          3.5                  2.9
                                                                    -----                -----

Net income.................................................          5.8%                 6.3%
                                                                    =====                =====




FIRST QUARTER ENDED JUNE 29, 2002 COMPARED TO FIRST QUARTER ENDED JUNE 30, 2001

         Effective April 1, 2002, the Company purchased all of the outstanding common stock, as well as a portion of the preferred stock, of Kimmel Automotive, Inc. ("Kimmel") based in Baltimore, Maryland. Kimmel Automotive operates 34 tire and automotive repair stores in Maryland and Virginia, as well as Wholesale and Truck Tire Divisions (including two commercial stores). Effective June 29, 2002, the Company sold the Truck Tire division. The results of operations of Kimmel since its acquisition are included in the consolidated results of the Company for the quarter ended June 29, 2002. The acquired operations were accretive to earnings for the quarter ended June 29, 2002, and are expected to be accretive for the entire fiscal year 2003.

         Sales were $67.9 million for the quarter ended June 29, 2002 compared with $61.4 million in the quarter ended June 30, 2001. The sales increase of $6.5 million, or 10.6%, was due to an increase in sales from new stores of $6.7 million, including $6.3 from the acquired Kimmel stores. Comparable store sales declined .1% for the quarter. However, the Company experienced increasingly better comparable store sales as the quarter progressed, with April showing a decrease of 4.8%, May: an increase of .3%, and June: an increase of 4.1%.

         At June 29, 2002 the Company had 548 company-operated stores compared with 512 stores at June 30, 2001. During the quarter ended June 29, 2002, the Company acquired or opened 37 stores and closed or sold three stores.

         Gross profit for the quarter ended June 29, 2002 was $29.9 million or 44.0% of sales compared with $27.2 million or 44.2% of sales for the quarter ended June 30, 2001. The decrease in gross profit as a percentage of sales is due to the inclusion of Kimmel in the cost of sales numbers. Due to their mix, which is heavily weighted toward tires, their material costs, including outside purchases, are approximately 150 basis points higher than historical Monro's. Separately, Kimmel's gross profit was 34.4% for the quarter, and Monro's was 45.0% as compared to 44.2% last year.

         On a stand-alone basis, Monro's gross profit improved by 80 basis points over the prior year due to a reduction in material costs and technician labor. Material costs declined due to improved vendor pricing, selling price increases during the quarter, and a reduction in outside purchases as a result of adding some new SKUs to inventory. Productivity, as measured by sales per man-hour, improved 3.7% over the same quarter of last year. Since the Company formally began tracking this statistic over the last six years, productivity has increased every year, and since the first quarter of fiscal 1998, is up 35%.

         Operating, selling, general and administrative ("OSG&A") expenses for the quarter ended June 29, 2002 increased by $2.8 million to $23.0 million from the quarter ended June 30, 2001, and increased to 33.8% of sales compared to 32.8% in the same quarter of the prior year. The increase in expense was primarily caused by the recognition of approximately $1.6 million of expense related to performance-based options granted to the Company's Chief Executive Officer in December 1998. This non-cash charge increased OSG&A as a percent of sales by 240 basis points. A similar, but smaller charge of $.7 million occurred in the same quarter of last year. Without these charges in each year, OSG&A would have been 31.5% of sales this year as compared to 31.7% of sales in the prior year quarter.

         The Company also experienced a reduction in utility costs in the first quarter of fiscal 2003 as compared to the first quarter of fiscal 2002. Gas prices were just beginning to decrease in the spring of last year, and there were some large bills which were expensed in the April and early May time frame last year.

         The Company expects to see further declines in the OSG&A lines in future quarters as it completes the consolidation of the Kimmel accounting, human resources and other support operations into its Rochester headquarters from Baltimore. This transition should be completed by the end of the second quarter of this year, now that all of the Kimmel stores are on the Monro POS system.

         Operating income for the quarter ended June 29, 2002 of approximately $6.9 million decreased approximately $.1 million and .7% from the quarter ended June 30, 2001, and decreased as a percentage of sales from 11.4% to 10.2% for the same period. Without the special charge associated with the aforementioned performance-based options in the first quarters of this and last year, operating income for the quarter ended June 29, 2002 would have been at a record $8.5 million, or 12.6% of sales, as compared to $7.7 million or 12.5% of sales for the prior year quarter.

         Net interest expense for the quarter ended June 29, 2002 decreased by approximately $.4 million compared to the comparable period in the prior year, and decreased from 1.9% to 1.1% as a percentage of sales for the same period. The weighted average interest rate for the quarter ended June 29, 2002 was approximately 1.6% lower than the rate for the quarter ended June 30, 2001. In addition, the weighted average debt outstanding decreased by approximately $10.8 million, resulting in a decrease in expense between the two quarters.

         Due to its performance for the year ended March 2002, the Company qualified for a 25 basis point reduction in its interest rate spread over LIBOR which should remain in effect for the remainder of FY03. This equates to an annualized interest rate savings of approximately $70,000 at the Company's current debt levels.

         Other income increased by approximately $.3 million for the quarter ended June 29, 2002 as compared to the prior year. The reason for the increase is primarily due to a gain on the sale of fixed assets on Monro's books of approximately $90,000 as compared to a loss of $40,000 last year, and a net decrease in amortization expense of approximately $60,000. In addition, the Kimmel Truck Tire Division earned approximately $140,000 pre-tax in the quarter, and under the new accounting rule, Statement of Financial Accounting Standards No. 144, its results are collapsed to one line on the income statement, recorded here.

         The effective tax rate for the quarter ended June 29, 2002 was 38% of pre-tax income as compared to 31.5% for the quarter ended June 30, 2001. The Company recorded a one-time tax benefit of $.4 million in the quarter ended June 30, 2001, which reduced the tax rate by 640 basis points from the prior year quarter, due to a reduction in the Company's effective state tax rate. This reduction occurred because of the Company's growth in lower-taxing states, especially in connection with the fiscal year 1999 Speedy acquisition. This one-time adjustment reduces the accrual for amounts provided in prior fiscal years.

         Net income for the quarter ended June 29, 2002 of $3.9 million was essentially flat as compared to net income for the quarter ended June 30, 2001, due to the factors discussed above.

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

CAPITAL RESOURCES AND LIQUIDITY

         Capital Resources

         In addition to the funding of the Kimmel acquisition, the Company's primary capital requirement in fiscal 2003 has been the funding of its new store expansion program and the upgrading of facilities and systems in existing stores. For the quarter ended June 29, 2002, the Company spent $2.3 million for equipment and new store construction. Funds were provided primarily by cash flow from operations. Management believes that the Company has sufficient resources available (including cash and equivalents, net cash flow from operations and bank financing) to expand its business as currently planned for the next several years.

         Liquidity

         Concurrent with the closing of the Speedy acquisition in September 1998, the Company obtained a $135 million secured credit facility from a syndication of lenders led by The Chase Manhattan Bank. Approximately $55 million was borrowed under this facility to pay the all-cash purchase price, including transaction expenses of approximately $4 million. In addition, the Company refinanced approximately $35 million of indebtedness through the credit facility, with the balance of the facility available for future working capital needs. More specifically, the financing structure consists of a $25 million term loan (of which $5.7 million was outstanding at June 29, 2002), a $75 million Revolving Credit facility (of which approximately $26.2 million was outstanding at June 29, 2002), and synthetic lease (off-balance sheet) financing for a significant portion of the Speedy real estate, totaling $35 million (of which approximately $32.4 million was outstanding at June 29, 2002). The loans bear interest at the prime rate or other LIBOR-based rate options tied to the Company's financial performance. The Company must also pay a facility fee on the unused portion of the commitment.

         The credit facility has a five-year term. Interest only is payable monthly on the Revolving Credit and synthetic lease borrowings throughout the term. In addition to monthly interest payments, the $25 million term loan requires quarterly principal payments. Principal payments totalling $19.3 million have been paid through June 29, 2002.

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

         The Company has financed its office/warehouse facility via a 10 year mortgage with a current balance of $2.0 million, amortizable over 20 years, and an eight year term loan with a balance of $.1 million.

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

FINANCIAL ACCOUNTING STANDARDS

                In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard harmonizes the accounting for impaired assets and resolves some of the implementation issues of Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". It retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. It also retains the basic provisions for presenting discontinued operations in the income statement but broadens the scope to include a component of an entity rather than a segment of a business. The Company adopted this standard effective March 31, 2002. This pronouncement did not have a material impact on the Company's financial position, results of operations or cash flows.

         In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when it is incurred and measured initially as fair value. The new guidance will impact the timing of recognition and the initial measurement of the amount of liabilities the Company recognizes in connection with exit or disposal activities initiated after December 31, 2002, the effective date of SFAS 146.

                            MONRO MUFFLER BRAKE, INC.

                           PART II - OTHER INFORMATION

         Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

              a.       Exhibits

                       11       -  Statement of Computation of Per Share
                                   Earnings

                       99.1     -  Certification Pursuant to 18 U.S.C.
                                   Section 1350


              b.       Reports on Form 8-K

                       No reports on Form 8-K were filed during the quarter ended June 29, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       MONRO MUFFLER BRAKE, INC.


DATE: August 13, 2002           By  /s/ Robert G. Gross
                                    -------------------------------------------
                                    Robert G. Gross
                                    President and Chief Executive Officer



DATE: August 13, 2002           By  /s/ Catherine D'Amico
                                    -------------------------------------------
                                    Catherine D'Amico
                                    Executive Vice President-Finance, Treasurer
                                    and Chief Financial Officer

                                  EXHIBIT INDEX



         EXHIBIT NO.                DESCRIPTION                                                                    PAGE NO.
         -----------                -----------                                                                    --------

         11                         Statement of Computation of Per Share Earnings                                    17

         99.1                       Certification Pursuant to 18 U.S.C. Section 1350                                  18




