Form 10-Q
period 2002-09-28
MONRO MUFFLER BRAKE INC
filed 2002-11-12
CIK 876427

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 28, 2002.

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.


                   For the transition period from          to

                          Commission File No. 0-19357

                            MONRO MUFFLER BRAKE, INC.
             (Exact name of registrant as specified in its charter)


          New York                                               16-0838627
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                                Identification #)



200 Holleder Parkway, Rochester, New York                       14615
 (Address of principal executive offices)                     (Zip code)



Registrant's telephone number, including area code         585-647-6400


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

As of October 26, 2002, 8,508,821 shares of the Registrant's Common Stock, par value $ .01 per share, were outstanding.

                            MONRO MUFFLER BRAKE, INC.


                                      INDEX

Part I Financial Information                                                    Page No
                                                                                --------
     Item 1.  Financial Statements

          Consolidated Balance Sheet at
            September 28, 2002 and March 30, 2002                                 3

         Consolidated Statement of Income for the quarter
           and six months ended September 28, 2002 and
           September 29, 2001                                                     4

          Consolidated Statement of Changes in
            Shareholders' Equity for the six months ended September 28, 2002      5

         Consolidated Statement of Cash Flows for the
           six months ended September 28, 2002 and
           September 29, 2001                                                     6

          Notes to Consolidated Financial Statements                              7

     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations                    10

     Item 4.  Controls and Procedures                                            14

Part II   Other Information

     Item 4.  Submission of Matters to a Vote of Security Holders                15

     Item 6.  Exhibits and Reports on Form 8-K                                   16

Signatures                                                                       17

Section 302 Certification                                                        18

Exhibit Index                                                                    20

                                      -2-

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

                                                                                          SEPTEMBER 28,   MARCH 30,
                                                                                             2002           2002
                                                                                          ---------      ---------
                                                                                           (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
    Cash and equivalents, including interest-bearing accounts of
      $442 at March 30, 2002                                                              $       0      $     442
    Trade receivables                                                                         1,718          1,226
    Inventories                                                                              50,788         44,821
    Deferred income tax asset                                                                   664            664
    Other current assets                                                                      9,111          6,626
                                                                                          ---------      ---------
                Total current assets                                                         62,281         53,779
                                                                                          ---------      ---------
Property, plant and equipment                                                               214,821        208,768
     Less - Accumulated depreciation and amortization                                       (86,991)       (81,557)
                                                                                          ---------      ---------
                Net property, plant and equipment                                           127,830        127,211
Other noncurrent assets                                                                      12,872          8,309
                                                                                          ---------      ---------
                Total assets                                                              $ 202,983      $ 189,299
                                                                                          =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Current portion of long-term debt                                                  $   8,408      $  10,813
       Trade payables                                                                        22,009         12,739
       Federal and state income taxes payable                                                 2,767            608
       Accrued interest                                                                         147            219
       Accrued payroll, payroll taxes and other payroll benefits                              5,926          5,326
       Accrued insurance                                                                      2,212            986
       Other current liabilities                                                              9,979          8,952
                                                                                          ---------      ---------
                Total current liabilities                                                    51,448         39,643

Long-term debt                                                                               25,092         34,123
Other long-term liabilities                                                                   2,785          3,078
Deferred income tax liability                                                                 2,083          2,671
                                                                                          ---------      ---------
                Total liabilities                                                            81,408         79,515
                                                                                          ---------      ---------

Commitments
Shareholders' equity:

    Class C Convertible Preferred Stock, $1.50 par value, $.216 conversion value; 150,000 shares authorized; 65,000 shares and 91,727 shares issued
       and outstanding at September 28, 2002 and March 30, 2002, respectively                    97            138
    Common Stock, $.01 par value, 15,000,000 shares authorized; 8,725,042
       shares issued at September 28, 2002; 8,435,324 shares issued at March 30, 2002            87             84
    Treasury Stock, 216,800 shares at September 28, 2002 and March 30, 2002, at cost         (1,831)        (1,831)
    Additional paid-in capital                                                               41,123         37,933
    Note receivable from shareholder                                                           (131)          (183)
    Other comprehensive income                                                                 (855)          (666)
    Retained earnings                                                                        83,085         74,309
                                                                                          ---------      ---------
                Total shareholders' equity                                                  121,575        109,784
                                                                                          ---------      ---------
                Total liabilities and shareholders' equity                                $ 202,983      $ 189,299
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

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

                                                      QUARTER ENDED         SIX MONTHS ENDED
                                                     FISCAL SEPTEMBER       FISCAL SEPTEMBER
                                                     ----------------       ----------------
                                                   2002         2001        2002          2001
                                                  -------     -------     ---------      --------
                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Sales                                             $68,003     $60,477     $ 135,912      $121,870
Cost of sales, including distribution and
     occupancy costs                               39,392      34,908        77,406        69,146
                                                  -------     -------     ---------      --------

Gross profit                                       28,611      25,569        58,506        52,724
Operating, selling, general and
     administrative expenses                       20,090      18,546        43,061        38,725
                                                  -------     -------     ---------      --------

Operating income                                    8,521       7,023        15,445        13,999
Interest expense, net of interest income for
     the quarter of $5 in 2002 and $2 in
     2001, and year-to-date of $43 in 2002
     and $14 in 2001                                  642         960         1,409         2,118

Other expense (income), net                            32         110          (120)          300
                                                  -------     -------     ---------      --------

Income before provision for income taxes            7,847       5,953        14,156        11,581
Provision for income taxes                          2,982       2,260         5,380         4,035
                                                  -------     -------     ---------      --------

Net income                                        $ 4,865     $ 3,693     $   8,776      $  7,546
                                                  =======     =======     =========      ========

Earnings per share:
       Basic                                      $   .57     $   .45     $    1.04      $    .92
                                                  =======     =======     =========      ========
       Diluted                                    $   .52     $   .41     $     .93      $    .84
                                                  =======     =======     =========      ========

Weighted average number of shares of common
  stock and common stock equivalents
     used in computing earnings per share:

        Basic                                       8,507       8,196         8,402         8,177
                                                  =======     =======     =========      ========
        Diluted                                     9,375       9,040         9,393         9,010
                                                  =======     =======     =========      ========


These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K (File No. 0-19357), filed by the Company with the Securities and Exchange Commission on June 28, 2002.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

(DOLLARS IN THOUSANDS)

                                                                                   NOTE       ACCUMULATED
                                                                     ADDITIONAL  RECEIVABLE      OTHER
                                    PREFERRED   COMMON    TREASURY    PAID-IN       FROM     COMPREHENSIVE   RETAINED
                                      STOCK      STOCK     STOCK      CAPITAL    SHAREHOLDER     INCOME      EARNINGS       TOTAL
                                    --------   --------   --------   --------     --------      --------    ----------   ----------
Balance at March 30, 2002               $138        $84    $(1,831)   $37,933        $(183)        $(666)   $   74,309   $  109,784

Net income                                                                                                       8,776        8,776
Other comprehensive income:
  SFAS No. 133 adjustment for the six
    months ended September 28, 2002                                                                 (189)                      (189)
                                                                                                                         ----------
       Total comprehensive income                                                                                             8,587

Conversion of Class C convertible
  preferred stock into common stock      (41)         3                    38                                                   --

Exercise of stock options                                               1,341                                                 1,341

Vesting of non-qualified stock
options                                                                 1,811                                                 1,811

Note receivable from shareholder                                                        52                                       52
                                    --------   --------   --------   --------     --------      --------    ----------   ----------
Balance at September 28, 2002       $     97   $     87   $ (1,831)  $ 41,123     $   (131)     $   (855)   $   83,085     $121,575
                                    ========   ========   ========   ========     ========      ========    ==========   ==========


These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K (File No. 0-19357), filed by the Company with the Securities and Exchange Commission on June 28, 2002.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                                              SIX MONTHS
                                                                        ENDED FISCAL SEPTEMBER
                                                                     ----------------------------
                                                                         2002            2001
                                                                     -----------      -----------
                                                                         (DOLLARS IN THOUSANDS)
                                                                       INCREASE (DECREASE) IN CASH
Cash flows from operating activities:
     Net income                                                      $     8,776      $     7,546
                                                                     -----------      -----------
     Adjustments to reconcile net income to net cash provided
         by operating activities -
         Depreciation and amortization                                     6,338            6,342
         Non-qualified stock option expense                                1,603              727
         Net change in deferred income taxes                                (605)            (291)
         Gain on disposal of property, plant and equipment                  (168)             (71)
     Change in assets and liabilities net of effects from
        purchase of Kimmel Automotive, Inc. in fiscal 2003:
         Increase in trade receivables                                      (196)            (263)
         Increase in inventories                                          (3,953)          (2,362)
         Increase in other current assets                                 (1,422)          (2,047)
         (Increase) decrease in other noncurrent assets                      (80)             276
         Increase in trade payables                                        8,236            5,845
         Increase in accrued expenses                                        279            1,917
         Increase in federal and state income taxes payable                2,117            1,626
         Decrease in other long-term liabilities                            (809)            (293)
                                                                     -----------      -----------
               Total adjustments                                          11,340           11,406
                                                                     -----------      -----------
               Net cash provided by operating activities                  20,116           18,952
                                                                     -----------      -----------

Cash flows from investing activities:
    Payment for purchase of Kimmel Automotive, Inc., net
        of cash acquired                                                  (5,461)               0
     Capital expenditures                                                 (5,230)          (4,709)
     Proceeds from the disposal of property, plant and equipment             227               69
                                                                     -----------      -----------
               Net cash used for investing activities                    (10,464)          (4,640)
                                                                     -----------      -----------

Cash flows from financing activities:

     Proceeds from borrowings                                             52,200           52,500
     Principal payments on long-term debt and capital
       lease obligations                                                 (63,635)         (66,822)
     Exercise of stock options                                             1,341              638
                                                                     -----------      -----------
               Net cash used for financing activities                    (10,094)         (13,684)
                                                                     -----------      -----------

(Decrease) increase in cash                                                 (442)             628
Cash at beginning of period                                                  442              751
                                                                     -----------      -----------
Cash at end of period                                                $         0      $     1,379
                                                                     ===========      ===========

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

                            MONRO MUFFLER BRAKE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Acquisition of Kimmel Automotive, Inc.

      Effective April 1, 2002, the Company purchased all of the outstanding common stock, as well as a portion of the preferred stock, of Kimmel Automotive, Inc. ("Kimmel"), based in Baltimore, Maryland. Kimmel Automotive operated 34 tire and automotive repair stores in Maryland and Virginia, as well as Wholesale and Truck Tire Divisions (including two commercial stores). The purchase price for the assets of Kimmel was approximately $6 million in cash, plus the assumption of approximately $5 million of liabilities. The acquisition was financed through the Company's existing bank credit facility.

      Although the 15 Kimmel Tire and Automotive Centers in Baltimore and 19 Tread Quarters stores in Virginia are in the same general markets in which Monro competes, Monro and Kimmel are mainly situated in non-overlapping areas. There are no plans to close any of the Kimmel stores, which will continue to operate under the current brand names.

      In June 2002, the Company purchased the remaining preferred stock of Kimmel, with a face value of $1.6 million, for approximately $.7 million. This amount is included in the liabilities assumed in the purchase of Kimmel. Additionally, effective June 29, 2002, the Company sold Kimmel's Truck Tire division, including its retread plant and two commercial stores, for approximately $.4 million in cash and $.5 million in notes receivable. The sale of these assets effectively reduced the net purchase price of the retail store operations.

Note 2 - Change in Fiscal Year

      During the fiscal year ended March 31, 2001, the Board of Directors of the Company elected to change the Company's fiscal year end from March 31 to the last Saturday in March. This change was effective with fiscal year 2002 which began on April 1, 2001.

      The following are the dates represented by each fiscal period:

      "Quarter Ended Fiscal September 2002":            June 30, 2002 - September 28, 2002 (13 weeks)
      "Quarter Ended Fiscal September 2001":            July 1, 2001 - September 29, 2001 (13 weeks)
      "Six Months Ended Fiscal September 2002":         March 31, 2001 - September 28, 2002 (26 weeks)
      "Six Months Ended Fiscal September 2001":         April 1, 2001 - September 29, 2001 (26 weeks)

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

      The Company has adopted Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations". All business combinations consummated on or after July 1, 2001 are accounted for in accordance with the new pronouncement. In addition, in accordance with Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets", effective March 31, 2002, the Company is no longer required to amortize goodwill and certain other intangible assets.

      The Company has completed its transitional testing of goodwill, as required by SFAS No. 142, and has concluded that no adjustment to the recorded balance is necessary.

                            MONRO MUFFLER BRAKE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Derivative Financial Instruments

      Effective April 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS 133/138 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction, and if it is, depending on the type of hedge transaction.

      The notional amount of derivative financial instruments, which consisted solely of interest rate swaps used to minimize the risk and/or costs associated with changes in interest rates, was approximately $42 million at September 28, 2002. At that date, swap maturities ranged from November 2002 through October 2005. These swap contracts require the Company to pay fixed-rates of interest ranging from 5.21% to 7.15%, and receive variable-rates of interest based on the 30 day LIBOR rate (plus a spread of 80 basis points in the case of the 7.15% fixed rate contract).

      At September 28, 2002, the fair value of the contracts, net of tax, is recorded as a component of other comprehensive income in the Statement of Changes in Shareholders' Equity.

Note 5 - Cash and Equivalents

      The Company's policy is to invest cash in excess of operating requirements in income producing investments. Cash equivalents of $442,000 at March 30, 2002 include money market accounts which have maturities of three months or less.

Note 6 - Inventories

      The Company's inventories consist of automotive parts and tires.

Note 7 - Earnings Per Share

      The computation of diluted earnings per common share for the fiscal quarter ended September 2002 includes the effect of assumed exercise of all outstanding options as the exercise price of these options was less than their average market value. The computation for the fiscal quarter ended September 2001 excludes the effect of assumed exercise of approximately 400,000 stock options as the exercise price of these options was greater than their average market value, resulting in an anti-dilutive effect on diluted earnings per share.

Note 8 - Supplemental Disclosure of Cash Flow Information

      The following transactions represent noncash investing and financing activities during the periods indicated:

SIX MONTHS ENDED SEPTEMBER 28, 2002:

      In connection with the sale or disposal of assets, the Company reduced fixed assets by $15,000 and decreased other current liabilities by $15,000.

      In connection with performance-based executive compensation, the Company recognized compensation expense of $1,603,000, decreased other long term liabilities by $208,000 and increased additional paid-in-capital by $1,811,000.

                            MONRO MUFFLER BRAKE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      In connection with recording the value of the Company's swap contracts, other comprehensive income decreased by $189,000, other current liabilities increased by $1,033,000, other long-term liabilities decreased by $760,000 and the deferred income tax liability was reduced by $84,000.

      In connection with the acquisition of Kimmel Automotive, Inc. (Note 1), liabilities were assumed as follows:

         Fair value of assets acquired                  $10,500,000
         Cash paid, net of cash acquired                  5,500,000
                                                      -------------
         Liabilities assumed                           $  5,000,000
                                                       ============


      The fair value of assets acquired and cash paid has been reduced by the Kimmel Truck Tire sale proceeds of $400,000 that were received in the second quarter of fiscal 2003 and will be further reduced upon the collection of the $500,000 notes receivable related to this sale.

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

CASH PAID DURING THE PERIOD:

                                                          2002                      2001
                                                          ----                      ----
                  Interest, net                        $1,409,000                $2,096,000
                  Income taxes                          1,800,000                 2,700,000

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

                                                QUARTER ENDED           SIX MONTHS ENDED
                                               FISCAL SEPTEMBER        FISCAL SEPTEMBER
                                             ------------------      -------------------
                                              2002        2001        2002         2001
                                             ------      ------      ------       ------
Sales                                         100.0%      100.0%      100.0%       100.0%

Cost of sales, including distribution
 and occupancy costs                           57.9        57.7        56.9         56.7
                                             ------      ------      ------       ------

Gross profit                                   42.1        42.3        43.1         43.3

Operating, selling, general and
 administrative expenses                       29.6        30.7        31.7         31.8
                                             ------      ------      ------       ------

Operating income                               12.5        11.6        11.4         11.5

Interest expense - net                           .9         1.6         1.0          1.7

Other expenses - net                             --          .2         (.1)          .3
                                             ------      ------      ------       ------

Income before provision for income taxes       11.6         9.8        10.5          9.5

Provision for income taxes                      4.4         3.7         4.0          3.3
                                             ------      ------      ------       ------

Net income                                      7.2%        6.1%        6.5%         6.2%
                                             ======      ======      ======       ======


SECOND QUARTER AND SIX MONTHS ENDED SEPTEMBER 28, 2002 COMPARED TO SECOND QUARTER AND SIX MONTHS ENDED SEPTEMBER 29, 2001

      Effective April 1, 2002, the Company purchased all of the outstanding common stock, as well as a portion of the preferred stock, of Kimmel Automotive, Inc. ("Kimmel") based in Baltimore, Maryland. In June 2002, the Company purchased the remaining preferred stock. Kimmel Automotive operated 34 tire and automotive repair stores in Maryland and Virginia, as well as Wholesale and Truck Tire Divisions (including two commercial stores). Effective June 29, 2002, the Company sold the Truck Tire division. The results of operations of Kimmel since its acquisition are included in the consolidated results of the Company for the quarter and six months ended September 28, 2002. The acquired operations were accretive to earnings for the quarter and six months ended September 28, 2002, and are expected to be accretive for the entire fiscal year 2003.

      Sales were $68.0 million for the quarter ended September 28, 2002 as compared with $60.5 million in the quarter ended September 29, 2001. The sales increase of $7.5 million, or 12.4%, was due to an increase of $6.7 million related to new stores, including $6.3 million from the acquired Kimmel stores. Comparable store sales increased 1.5%.

      Sales for the six months ended September 28, 2002 were $135.9 million as compared to $121.9 million for the comparable period in the prior year. The sales increase of $14.0 million, or 11.5%, was due to an increase in sales from new stores of $13.4 million. The acquired Kimmel stores accounted for $12.7 million of the new store sales increase year-to-date, net of sales from the divested Truck Tire division. Comparable store sales increased .7%.

      At September 28, 2002 the Company had 550 company-operated stores compared with 513 stores at September 29, 2001. During the quarter ended September 28, 2002, the Company opened two stores and closed none.

      Gross profit for the quarter ended September 28, 2002 was $28.6 million or 42.1% of sales as compared with $25.6 million or 42.3% of sales for the quarter ended September 29, 2001. Gross profit for the six months ended September 28, 2002 was $58.5 million, or 43.0% of sales, compared to $52.7 million or 43.3% of sales for the six months ended September 29, 2001. The decrease in gross profit for the quarter and six months ended September 28, 2002, as a percentage of sales, is due to the inclusion of Kimmel in the cost of sales numbers. Due to Kimmel's product mix, which is heavily weighted toward tires, its material costs including outside purchases, are approximately 140 to 150 basis points higher than historical Monro's. Separately, Kimmel's gross profit was 35.1% and 34.7% of sales for the quarter and six months ended September 28, 2002, respectively. Gross profit for the Monro and Speedy stores for the quarter ended September 28, 2002 was 42.8% of sales as compared to 42.3% last year, and 43.9% of sales as compared to 43.3% for the six months ended fiscal September 2002 versus 2001.

      On a stand-alone basis, Monro's gross profit improved by 50 basis points over the prior year second quarter primarily due to a reduction in technician labor. Productivity, as measured by sales per man-hour, improved 3.8% over the same quarter of last year. Since the Company formally began tracking this statistic over the last six years, productivity has increased every year, and since the second quarter of fiscal 1998, is up 28%.

      Operating, selling, general and administrative ("SG&A") expenses for the quarter ended September 28, 2002 increased by $1.5 million to $20.1 million from the quarter ended September 29, 2001, and were 29.5% of sales as compared to 30.7% in the prior year quarter. For the six months ended September 28, 2002, these expenses increased by $4.3 million to $43.1 million from the comparable period of the prior year, and were 31.7% of sales as compared to 31.8%.

      The decrease in SG&A expense as a percentage of sales is due primarily to a decrease in insurance expense in the quarter as compared to the prior year, primarily related to a difference in the timing of the recognition of expense. Going forward, the Company will obtain some leverage in the SG&A line due to the consolidation of the Kimmel administrative functions such as accounting, human resources and other support operations into the Company's Rochester headquarters. This transition was completed by the end of the second quarter of fiscal 2003.

      Year-to-date, SG&A expenses as a percentage of sales are essentially flat, primarily due to the recognition of approximately $1.6 million of expense related to performance-based options granted to the Company's Chief Executive Officer in December 1998. This non-cash charge increased SG&A as a percentage of sales by 118 basis points for the six months ended September 28, 2002. A similar, but smaller charge of $.7 million occurred in the first six months of fiscal 2002. Without these charges each fiscal year, SG&A would have been 30.5% of sales for the first six months of this fiscal year as compared to 31.2% of sales for the first six months of the prior year.

      Operating income for the quarter ended September 28, 2002 of approximately $8.5 million increased 21.3% as compared to operating income for the quarter ended September 29, 2001, and increased as a percentage of sales from 11.6% to 12.5% for the same periods. On a year-to-date basis, operating income increased approximately $1.4 million or 10.3% from the same prior year period, but decreased as a percentage of sales from 11.5% to 11.4%.

      Net interest expense for the quarter ended September 28, 2002 decreased by approximately $.3 million compared to the comparable period in the prior year, and decreased from 1.6% to .9% as a percentage of sales for the same period. Net interest expense for the six months ended September 28, 2002 decreased by approximately $.7 million compared to the same period in the prior year, and decreased from 1.7% to 1.0% as a percentage of sales for the same period. The weighted average interest rate for the quarter ended September 28, 2002 was approximately 80 basis points lower than the rate for the quarter ended September 29, 2001. Additionally, the weighted average debt outstanding decreased by approximately $10.3 million, resulting in a decrease in expense between the two quarters.

      Due to its performance for the year ended March 2002, the Company qualified for a 25 basis point reduction in its interest rate spread over LIBOR which should remain in effect for the remainder of FY03. This equates to an annualized interest rate savings of approximately $49,000 at the Company's current debt levels.

      The effective tax rate for the quarters ended September 28, 2002 and September 29, 2001 was 38% of pre-tax income. For the six months ended fiscal September 2002 and 2001, the effective tax rates were 38% and 34.8%, respectively. The Company recorded a one-time tax benefit of $.4 million in the quarter ended June 30, 2001, due to a reduction in the Company's effective tax rate. There has been a reduction in the Company's overall effective state income tax rate because of the Company's growth in lower-taxing states, especially in connection with the fiscal year 1999 Speedy acquisition. This one-time adjustment reduced the accrual for amounts provided in prior fiscal years.

      Other income increased by approximately $.4 million for the six months ended September 28, 2002 as compared to the prior year comparable period. The reason for the increase is primarily due to a gain on the sale of fixed assets on Monro's books of approximately $.1 million as compared to a loss of $.1 million last year, and a net decrease in amortization expense of approximately $.1 million. In addition, the Kimmel Truck Tire Division earned approximately $.1 million on a pre-tax basis in the first quarter of fiscal 2003, and under Statement of Financial Accounting Standards No. 144, its results are collapsed to one line on the income statement, recorded here.

      Net income for the quarter ended September 28, 2002 of $4.9 million increased 31.7% from net income for the quarter ended September 29, 2001. For the six months ended September 28, 2002, net income of $8.8 million increased 16.3%, due to the factors discussed above. Earnings per share on a diluted basis for the quarter and six months ended September 28, 2002 increased 26.8% and 10.7%, respectively.

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

CAPITAL RESOURCES AND LIQUIDITY

      Capital Resources

      In addition to the funding of the Kimmel acquisition, the Company's primary capital requirement in fiscal 2003 has been the funding of its new store expansion program and the upgrading of facilities and systems in existing stores. For the six months ended September 28, 2002, the Company spent $5.2 million for equipment and new store construction. Funds were provided primarily by cash flow from operations. Management believes that the Company has sufficient resources available (including cash and equivalents, net cash flow from operations and bank financing) to expand its business as currently planned for the next several years.

      Liquidity

      Concurrent with the closing of the Speedy acquisition in September 1998, the Company obtained a $135 million secured credit facility from a syndication of lenders led by The Chase Manhattan Bank. Approximately $55 million was borrowed under this Facility to pay the all-cash purchase price, including transaction expenses of approximately $4 million. In addition, the Company refinanced approximately $35 million of indebtedness through the Credit Facility, with the balance of the Facility available for future working capital needs. More specifically, the financing structure consists of a $25 million term loan (of which approximately $5.7 million was outstanding at September 28, 2002), a $75 million Revolving credit facility (of which approximately $18.9 million was outstanding at September 28, 2002), and synthetic lease (off-balance sheet) financing for a significant portion of the Speedy real estate, totaling $35 million (of which approximately $32.4 million was outstanding at September 28, 2002). The loans bear interest at the prime rate or LIBOR-based rate options tied to the Company's financial performance. The Company must also pay a facility fee on the unused portion of the commitment.

      The Credit Facility has a five-year term. In September 2002, it was extended for an additional two months to November 30, 2003. The Company is currently in negotiations to renew the Credit Facility. Interest only is payable monthly on the Revolving credit and synthetic lease borrowings throughout the term. In addition to monthly interest payments, the $25 million term loan requires quarterly principal payments. Principal payments totalling $19.3 million have been paid through September 28, 2002.

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

      The Company has financed its office/warehouse facility via a 10 year mortgage with a current balance of $1.9 million, amortizable over 20 years, and an eight year term loan with a balance of $.1 million.

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

FINANCIAL ACCOUNTING STANDARDS

         In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard harmonizes the accounting for impaired assets and resolves some of the implementation issues of Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". It retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. It also retains the basic provisions for presenting discontinued operations in the income statement but broadens the scope to include a component of an entity rather than a segment of a business. The Company adopted this standard effective March 31, 2002. This pronouncement did not have a material impact on the Company's financial position, results of operations or cash flows.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)".

SFAS 146 requires that a liability for the cost associated with an exit or disposal activity be recognized when it is incurred and measured initially at its fair value. The new guidance will impact the timing of recognition and the initial measurement of the amount of liabilities the Company recognizes in connection with exit or disposal activities initiated after December 31, 2002, the effective date of SFAS 146.

Item 4.  Controls and Procedures

      Disclosure controls and procedures

      The Company has established and currently maintains controls and other procedures designed to ensure that material information required to be disclosed in its reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission.

      In conjunction with the close of each fiscal quarter, the Company conducts an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures. It is the opinion of the Company's principal executive officer and principal accounting officer, based upon an evaluation completed within 90 days prior to the filing of this report, that the Company's disclosure controls and procedures are sufficiently effective to ensure that any material information relating to the Company is recorded, processed, summarized and reported to its principal officers to allow timely decisions regarding required disclosures.

      Changes in internal controls

      There were no significant changes in the Company's internal accounting processes and control procedures during the quarter.

                            MONRO MUFFLER BRAKE, INC.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

      The 2002 Annual Meeting of Shareholders of the Company (the "2002 Meeting") was held on August 6, 2002. At the 2002 Meeting, the Company's common shareholders elected the Company's nominees Robert W. August, Donald Glickman, Lionel B. Spiro and W. Gary Wood to Class 1 of the Board of Directors, to serve until the election and qualification of their respective successors at the 2004 Annual Meeting of Shareholders. The common shareholders also elected the Company's nominee, Francis R. Strawbridge, to Class 2 of the Board of Directors, to serve until the election and qualification of his successor at the 2003 Annual Meeting of Shareholders. Such nominees for director received the following votes:


                Name                                 Votes For                          Votes Withheld
                ----                                 ---------                          --------------
                Robert W. August                     7,074,501                              631,580
                Donald Glickman                      7,079,001                              627,080
                Lionel B. Spiro                      7,147,001                              559,080
                W. Gary Wood                         7,147,001                              559,080
                Francis R. Strawbridge               7,168,388                              535,633

         In addition, Frederick M. Danziger, Robert G. Gross and Peter J. Solomon will continue as Class 2 directors until the election and qualification of their respective successors at the 2003 Annual Meeting of Shareholders.

      Also approved by the following votes were:

      (I) a proposal to ratify the amendment to the Monro Muffler Brake, Inc. Non-Employee Directors' Stock Option Plan (6,710,794 shares in favor, 975,481 shares against, 19,806 shares abstaining and zero broker non-votes).

      (II) a proposal to ratify the adoption of the Monro Muffler Brake, Inc. Management Incentive Compensation Plan (7,608,722 shares in favor, 77,306 shares against, 20,053 shares abstaining and zero broker non-votes).

      (III) a proposal to ratify the reevaluation of the selection of independent public accountants (7,551,945 shares in favor, 136,135 shares against, 18,001 shares abstaining and zero broker non-votes).

         As required under the Company's Certificate of Incorporation, such election of directors and other matters were confirmed by the holders of all 65,000 outstanding shares of the Company's Class C Convertible Preferred Stock, par value $1.50 per share, by written consent dated as of August 6, 2002.

Item 6. Exhibits and Reports on Form 8-K

            a.    Exhibits

                  10.78 - Merchandising Agreement between Monro Muffler Brake, Inc. and Morse Automotive Corporation, dated September 1, 2002
                  ***

                  11 - Statement of Computation of Per Share Earnings.

                  99.1 - Certification Pursuant to 18 U.S.C. Section 1350

            b.    Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended September 28, 2002.

*** Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                MONRO MUFFLER BRAKE, INC.

DATE: November 12, 2002       By    /s/ Robert G. Gross
                                    --------------------------------------------
                                     Robert G. Gross
                                     President and Chief Executive Officer


DATE: November 12, 2002       By    /s/ Catherine D'Amico
                                    --------------------------------------------
                                     Catherine D'Amico
                                     Executive Vice President-Finance, Treasurer
                                     and Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                 (SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002)



      I, Robert G. Gross, President and Chief Executive Officer, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Monro Muffler Brake, Inc. (the "Company");

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

      4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

      6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002



                                        /s/ Robert G. Gross
                                        ----------------------------------------
                                        Robert G. Gross
                                        President and Chief Executive Officer

                            CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350

                 (SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002)



      I, Catherine D'Amico, Executive Vice President - Finance and Chief Financial Officer, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Monro Muffler Brake, Inc. (the "Company");

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

      4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

      6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002



                                          /s/ Catherine D'Amico
                                          --------------------------------------
                                          Catherine D'Amico

                                          Executive Vice President - Finance and
                                          Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                                Description                                           Page No.
-----------                                -----------                                           --------
10.78                 Merchandising Agreement between Monro Muffler Brake,
                      Inc. and Morse Automotive Corporation, dated September
                      1, 2002 ***                                                                    21


 11                   Statement of computation of per share earnings                                 24


99.1                  Certification Pursuant to 18 U.S.C. Section 1350                               25


*** Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.