Form 10-Q
period 2002-12-28
MONRO MUFFLER BRAKE INC
filed 2003-02-11
CIK 876427

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 28, 2002.


                                       OR


              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.


              For the transition period from ________ to _________



                           Commission File No. 0-19357

                            MONRO MUFFLER BRAKE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           New York                                       16-0838627
--------------------------------------------------------------------------------
      (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                  Identification #)



  200 Holleder Parkway, Rochester, New York             14615
--------------------------------------------------------------------------------
  (Address of principal executive offices)             (Zip code)



Registrant's telephone number, including area code           585-647-6400
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


As of January 25, 2003, 8,731,432 shares of the Registrant's Common Stock, par value $ .01 per share, were outstanding.

                            MONRO MUFFLER BRAKE, INC.


                                      INDEX



Part I.    Financial Information                                                              Page No.
                                                                                              --------
     Item 1.  Financial Statements

        Consolidated Balance Sheet at
          December 28, 2002 and March 30, 2002                                                    3

        Consolidated Statement of Income for the quarter
          and nine months ended December 28, 2002 and
          December 29, 2001                                                                       4

        Consolidated Statement of Changes in Shareholders'
          Equity for the nine months ended December 28, 2002                                      5

        Consolidated Statement of Cash Flows for the
          nine months ended December 28, 2002 and
          December 29, 2001                                                                       6

        Notes to Consolidated Financial Statements                                                7

     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations                                    11

     Item 4.  Controls and Procedures                                                            15

Part II.   Other Information

     Item 6.  Exhibits and Reports on Form 8-K                                                   16

Signatures                                                                                       17

Section 302 Certification                                                                        18

Exhibit Index                                                                                    20

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

                                                                                       DECEMBER 28,      MARCH 30,
                                                                                           2002            2002
                                                                                           ----            ----
                                                                                          (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
    Cash and equivalents, including interest-bearing accounts of
      $442 at March 30, 2002                                                              $      0        $    442
    Trade receivables                                                                        1,656           1,226
    Inventories                                                                             49,735          44,821
    Deferred income tax asset                                                                  664             664
    Other current assets                                                                     7,450           6,626
                                                                                       --------------   ------------
                Total current assets                                                        59,505          53,779
                                                                                       --------------   ------------

Property, plant and equipment                                                              216,216         208,768
     Less - Accumulated depreciation and amortization                                     (89,300)        (81,557)
                                                                                       --------------  -------------
                Net property, plant and equipment                                          126,916         127,211
Other noncurrent assets                                                                     13,176           8,309
                                                                                       --------------   ------------
                Total assets                                                              $199,597        $189,299
                                                                                       ==============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Current portion of long-term debt                                                  $  4,510        $ 10,813
       Trade payables                                                                       13,079          12,739
       Federal and state income taxes payable                                                2,354             608
       Accrued interest                                                                        135             219
       Accrued payroll, payroll taxes and other payroll benefits                             6,214           5,326
       Accrued insurance                                                                     2,687             986
       Other current liabilities                                                            10,802           8,952
                                                                                       --------------   ------------
                Total current liabilities                                                   39,781          39,643

Long-term debt                                                                              30,563          34,123
Other long-term liabilities                                                                  2,834           3,078
Deferred income tax liability                                                                2,197           2,671
                                                                                       --------------   ------------
                Total liabilities                                                           75,375          79,515
                                                                                       --------------   ------------

Commitments
Shareholders' equity:
    Class C Convertible Preferred Stock, $1.50 par value, $.216 conversion value;
       150,000 shares authorized; 65,000 shares and 91,727 shares issued and
       outstanding at December 28, 2002 and March 30, 2002, respectively                        97             138
    Common Stock, $.01 par value, 15,000,000 shares authorized; 8,727,351 shares
       issued at December 28, 2002; 8,435,324 shares issued at March 30, 2002                   87              84
    Treasury Stock, 216,800 shares at December 28, 2002 and March 30, 2002, at cost         (1,831)         (1,831)
    Additional paid-in capital                                                              41,143          37,933
    Note receivable from shareholder                                                          (105)           (183)
    Other comprehensive income                                                                (667)           (666)
    Retained earnings                                                                       85,498          74,309
                                                                                       --------------   ------------
                Total shareholders' equity                                                 124,222         109,784
                                                                                       --------------   ------------
                Total liabilities and shareholders' equity                                $199,597        $189,299
                                                                                       ==============   ============


These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K (File No. 0-19357), filed by the Company with the Securities and Exchange Commission on June 28, 2002.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

                                                                QUARTER ENDED              NINE MONTHS ENDED
                                                                -------------              -----------------
                                                               FISCAL DECEMBER              FISCAL DECEMBER
                                                               ---------------              ---------------
                                                               2002         2001            2002        2001
                                                               ----         ----            ----        ----
                                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales                                                      $ 60,716         $52,443      $196,628       $174,313
Cost of sales, including distribution and
    occupancy costs                                          37,787          32,589       115,192        101,735
                                                           ----------    -----------    -----------   -----------

Gross profit                                                 22,929          19,854        81,436         72,578
Operating, selling, general and
    administrative expenses                                  18,418          16,068        61,480         54,793
                                                           ----------    -----------    -----------   -----------

Operating income                                              4,511           3,786        19,956         17,785
Interest expense, net of interest
    income for the quarter of $14 in 2002 and $8 in
    2001, and year-to-date of $37 in 2002
    and $22 in 2001                                             623             835         2,032          2,953

Other (income) expense, net                                      (2)             78          (122)           378
                                                           ----------    -----------    -----------   -----------

Income before provision for income taxes                      3,890           2,873        18,046         14,454
Provision for income taxes                                    1,477           1,092         6,857          5,127
                                                           ----------    -----------    -----------   -----------

Net income                                                 $  2,413         $ 1,781      $ 11,189       $  9,327
                                                           ==========    ===========    ===========   ===========

Earnings per share:
       Basic                                               $    .28         $   .22      $   1.33       $   1.14
                                                           ==========    ===========    ===========   ===========
       Diluted                                             $    .26         $   .20      $   1.19       $   1.03
                                                           ==========    ===========    ===========   ===========


Weighted average number of shares of
    common stock and common stock
    equivalents used in computing earnings
    per share:
        Basic                                                 8,509           8,209         8,437          8,188
                                                           ==========    ===========    ===========   ===========
        Diluted                                               9,358           9,043         9,387          9,020
                                                           ==========    ===========    ===========   ===========



These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K (File No. 0-19357), filed by the Company with the Securities and Exchange Commission on June 28, 2002.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

(DOLLARS IN THOUSANDS)

                                                                                    NOTE      ACCUMULATED
                                                                    ADDITIONAL   RECEIVABLE      OTHER
                                      PREFERRED  COMMON   TREASURY   PAID-IN        FROM     COMPREHENSIVE   RETAINED
                                        STOCK     STOCK    STOCK     CAPITAL    SHAREHOLDER      INCOME      EARNINGS     TOTAL
                                        -----     -----    -----     -------    -----------      ------      --------     -----
Balance at March 30, 2002                 $138      $84   $(1,831)     $37,933       $(183)        $(666)    $74,309    $109,784

Net income                                                                                                    11,189      11,189
Other comprehensive income:
  SFAS No. 133 adjustment for the
    nine months ended December
      28, 2002                                                                                        (1)                     (1)
                                                                                                                      ----------
       Total comprehensive income                                                                                         11,188

Conversion of Class C convertible
  preferred stock into common stock        (41)       2                     39                                                 -

Exercise of stock options                             1                  1,360                                             1,361

Vesting of non-qualified stock
  options                                                                1,811                                             1,811

Note receivable from shareholder                                                        78                                    78

                                      ---------  ------  --------   ----------  -----------  -----------   ---------  ----------
Balance at December 28, 2002             $  97      $87   $(1,831)     $41,143       $(105)        $(667)    $85,498    $124,222
                                      =========  ======  ========   ==========  ===========  ===========   =========  ==========





These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K (File No. 0-19357), filed by the Company with the Securities and Exchange Commission on June 28, 2002.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                                               NINE MONTHS
                                                                          ENDED FISCAL DECEMBER
                                                                           2002          2001
                                                                           ----          ----
                                                                         (DOLLARS IN THOUSANDS)
                                                                         INCREASE (DECREASE) IN
                                                                                  CASH
Cash flows from operating activities:
     Net income                                                        $    11,189    $     9,327
                                                                       ------------   ------------
     Adjustments to reconcile net income to net cash provided
         by operating activities -
         Depreciation and amortization                                       9,303          9,503
         Non-qualified stock option expense                                  1,603            727
         Net change in deferred income taxes                                  (606)          (291)
         Gain on disposal of property, plant and equipment                    (253)           (59)
     Change in assets and liabilities net of effects from
        purchase of Kimmel Automotive, Inc. in fiscal 2003:
         Increase in trade receivables                                        (135)          (235)
         Increase in inventories                                            (2,900)        (3,143)
         Decrease (increase) in other current assets                           239         (2,854)
         (Increase) decrease in other noncurrent assets                       (257)           304
         (Decrease) increase in trade payables                                (694)         2,173
         Increase in accrued expenses                                        2,156          2,396
         Increase in federal and state income taxes payable                  1,704          1,334
         Decrease in other long-term liabilities                              (659)          (357)
                                                                       ------------   ------------
               Total adjustments                                             9,501          9,498
                                                                       ------------   ------------
               Net cash provided by operating activities                    20,690         18,825
                                                                       ------------   ------------

Cash flows from investing activities:
    Payment for purchase of Kimmel Automotive, Inc., net
        of cash acquired                                                    (5,460)
     Capital expenditures                                                   (7,457)        (6,205)
     Proceeds from the disposal of property, plant and equipment               250             74
                                                                       ------------   ------------
               Net cash used for investing activities                      (12,667)        (6,131)
                                                                       ------------   ------------

Cash flows from financing activities:
     Proceeds from borrowings                                               76,300         75,773
     Principal payments on long-term debt and capital
       lease obligations                                                   (86,205)       (89,873)
     Exercise of stock options                                               1,440            655
                                                                       ------------   ------------
               Net cash used for financing activities                       (8,465)       (13,445)
                                                                       ------------   ------------

Decrease in cash                                                              (442)          (751)
Cash at beginning of period                                                    442            751
                                                                       ------------   ------------
Cash at end of period                                                  $         0    $         0
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

        In June 2002, the Company purchased the remaining preferred stock of Kimmel, with a face value of $1.6 million, for approximately $.7 million. The $.7 million is included in the liabilities assumed in the purchase of Kimmel. Additionally, effective June 29, 2002, the Company sold Kimmel's Truck Tire division, including its retread plant and two commercial stores, for approximately $.4 million in cash and $.5 million in notes receivable. The sale of these assets effectively reduced the net purchase price of the retail store operations.

Note 2 - Change in Fiscal Year

        During the fiscal year ended March 31, 2001, the Board of Directors of the Company elected to change the Company's fiscal year end from March 31 to the last Saturday in March. This change was effective with fiscal year 2002 which began on April 1, 2001.

        The following are the dates represented by each fiscal period:

        "Quarter Ended Fiscal December 2002":           September 29, 2002 - December 28, 2002 (13 weeks)
        "Quarter Ended Fiscal December 2001":           September 30, 2001 - December 29, 2001 (13 weeks)
        "Nine Months Ended Fiscal December 2002":       March 31, 2002 - December 28, 2002 (39 weeks)
        "Nine Months Ended Fiscal December 2001":       April 1, 2001 - December 29, 2001 (39 weeks)

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

        The Company has adopted Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations". All business combinations consummated on or after July 1, 2001 are accounted for in accordance with the new pronouncement. In addition, in accordance with Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets", effective March 31, 2002, the Company no longer amortizes goodwill. SFAS No. 142 requires a transitional goodwill impairment assessment and annual impairment tests thereafter. The Company performed the transitional impairment test as of the date of adoption of SFAS No. 142 and the first required annual impairment test of goodwill during the third quarter of fiscal 2003. No impairment loss resulted from the transitional goodwill impairment test or from the annual impairment test for fiscal 2003. Transitional disclosures regarding the effect of goodwill amortization on net income during fiscal 2002 are as follows (amounts in thousands, except for per share amounts):

                            MONRO MUFFLER BRAKE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                              QUARTER ENDED                      NINE MONTHS ENDED
                                                             FISCAL DECEMBER                      FISCAL DECEMBER
                                                          2002              2001               2002             2001
                                                    ---------------- -----------------   ---------------- ----------------
Reported net income                                     $     2,413       $     1,781        $    11,189      $     9,327
Goodwill amortization (net of tax effect)                         -                82                  -              247
                                                    ---------------- -----------------   ---------------- ----------------

     Adjusted net income                                $     2,413       $     1,863        $    11,189      $     9,574
                                                    ================ =================   ================ ================

BASIC NET INCOME PER SHARE:
Reported net income                                     $      0.28       $      0.22        $      1.33      $      1.14
Goodwill amortization (net of tax effect)                         -              0.01                  -             0.03
                                                    ---------------- -----------------   ---------------- ----------------

     Adjusted net income                                $      0.28       $      0.23        $      1.33      $      1.17
                                                    ================ =================   ================ ================

DILUTED EARNINGS PER SHARE
Reported net income                                     $      0.26       $      0.20        $      1.19      $      1.03
Goodwill amortization (net of tax effect)                         -              0.01                  -             0.03
                                                    ---------------- -----------------   ---------------- ----------------

     Adjusted net income                                $      0.26       $      0.21        $      1.19      $      1.06
                                                    ================ =================   ================ ================

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

        The notional amount of derivative financial instruments, which consisted solely of interest rate swaps used to minimize the risk and/or costs associated with changes in interest rates, was approximately $36 million at December 28, 2002. At that date, swap maturities ranged from August 2003 through October 2005. These swap contracts require the Company to pay fixed-rates of interest ranging from 5.21% to 7.15%, and receive variable-rates of interest based on the 30 day LIBOR rate (plus a spread of 80 basis points in the case of the 7.15% fixed rate contract).

        At December 28, 2002, the fair value of the contracts, net of tax, is recorded as a component of other comprehensive income in the Statement of Changes in Shareholders' Equity.


Note 5 - Cash and Equivalents

        The Company's policy is to invest cash in excess of operating requirements in income producing investments. Cash equivalents of $442,000 at March 30, 2002 include money market accounts which have maturities of three months or less.


Note 6 - Inventories

        The Company's inventories consist of automotive parts and tires.

                            MONRO MUFFLER BRAKE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Earnings Per Share

        The computation of diluted earnings per common share for the fiscal quarters ended December 2002 and 2001 excludes the effect of assumed exercise of approximately 208,000 and 400,000 stock options as the exercise price of these options was greater than their average market value, resulting in an anti-dilutive effect on diluted earnings per share.

Note 8 - Guarantees

         In November 2002, the FASB published Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year-end. The interpretation's disclosure requirements in the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.

         In that regard, the Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. Warranty expense for the quarter and nine fiscal months ended December 28, 2002 was approximately $595,000 and $695,000, respectively. Expense for the prior year comparable periods was not material. Warranty reserves are not material to the Company's financial position.

         Additionally, the Company is the lessee under a synthetic lease arrangement structured to finance most of the owned real estate in the acquisition of Speedy stores from SMK Speedy International in September 1998. Should the Company or the lessor choose not to renew the lease at the end of its initial five-year term in September 2003, the Company may buy all of the properties for their original acquisition cost of $32.4 million. Alternatively, the properties will be sold, and the Company has guaranteed a residual value of 81.5% of the acquisition cost, or $26.4 million. This represents the minimum principal amount (i.e. the guaranteed residual) due on September 15, 2003, should the synthetic lease not be renewed. There is no liability on the Company's books for this obligation.

Note 9 - Supplemental Disclosure of Cash Flow Information

        The following transactions represent noncash investing and financing activities during the periods indicated:

NINE MONTHS ENDED DECEMBER 28, 2002:

        In connection with the sale or disposal of assets, the Company reduced fixed assets by $267,000, decreased other current liabilities by $15,000 and increased other non-current assets by $252,000.

        In connection with performance-based executive compensation, the Company recognized compensation expense of $1,603,000, decreased other long term liabilities by $208,000 and increased additional paid-in-capital by $1,811,000.

        In connection with recording the value of the Company's swap contracts, other comprehensive income decreased by $1,000, other current liabilities increased by $730,000, other long-term liabilities decreased by $759,000 and the deferred income tax liability increased by $30,000.

        In connection with the acquisition of Kimmel Automotive, Inc. (Note 1), liabilities were assumed as follows:

        Fair value of assets acquired                     $10,500,000
        Cash paid, net of cash acquired                     5,500,000
                                                          -----------
        Liabilities assumed                               $ 5,000,000
                                                          ===========


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

CASH PAID DURING THE PERIOD:

                                               2002                   2001
                                               ----                   ----
               Interest, net            $   1,857,000              $2,915,000
               Income taxes                 5,757,000               4,084,000


Note 10 - Reclassifications

        Certain amounts in the Consolidated Statement of Cash Flows have been reclassified to improve reporting and maintain comparability among the periods presented.

Note 11 - Other

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

                            MONRO MUFFLER BRAKE, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

        The statements contained in this Form 10-Q that are not historical facts, including (without limitation) statements made in the Management's Discussion and Analysis of Financial Condition and Results of Operations, may contain statements of future expectations and other forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed. These factors include, but are not necessarily limited to, product demand, dependence on and competition within the primary markets in which the Company's stores are located, the need for and costs associated with store renovations and other capital expenditures, the effect of economic conditions, the impact of competitive services and pricing, product development, parts supply restraints or difficulties, industry regulation, risks relating to leverage and debt service (including sensitivity to fluctuations in interest rates), continued availability of capital resources and financing, risks relating to integration of acquired businesses and other factors set forth or incorporated elsewhere herein and in the Company's other Securities and Exchange Commission filings.

        The following table sets forth income statement data of Monro Muffler Brake, Inc. ("Monro" or the "Company") expressed as a percentage of sales for the fiscal periods indicated.

                                                   QUARTER ENDED              NINE MONTHS ENDED
                                                  FISCAL DECEMBER              FISCAL DECEMBER
                                                2002          2001           2002          2001
                                                ----          ----           ----          ----
Sales...................................        100.0%        100.0%         100.0%        100.0%

Cost of sales, including distribution
 and occupancy costs....................         62.2          62.1           58.6          58.4
                                               ------        ------         ------         -----

Gross profit............................         37.8          37.9           41.4          41.6

Operating, selling, general and
 administrative expenses................         30.4          30.7           31.3          31.4
                                               ------        ------         ------         -----

Operating income........................          7.4           7.2           10.1          10.2

Interest expense - net..................          1.0           1.6            1.0           1.7

Other expenses - net....................            -            .1            (.1)           .2
                                               ------        ------         ------        ------


Income before provision for income taxes          6.4           5.5            9.2           8.3

Provision for income taxes..............          2.4           2.1            3.5           2.9
                                               ------        ------         ------        ------

Net income..............................          4.0%          3.4%           5.7%          5.4%
                                               ======        ======         ======        ======

THIRD QUARTER AND NINE MONTHS ENDED DECEMBER 28, 2002 COMPARED TO
THIRD QUARTER AND NINE MONTHS ENDED DECEMBER 29, 2001


        Effective April 1, 2002, the Company purchased all of the outstanding common stock, as well as a portion of the preferred stock, of Kimmel Automotive, Inc. ("Kimmel") based in Baltimore, Maryland. In June 2002, the Company purchased the remaining preferred stock. Kimmel Automotive operated 34 tire and automotive repair stores in Maryland and Virginia, as well as Wholesale and Truck Tire Divisions (including two commercial stores). Effective June 29, 2002, the Company sold the Truck Tire division. The results of operations of Kimmel since its acquisition are included in the consolidated results of the Company for the quarter and nine months ended December 28, 2002. The acquired operations were accretive to earnings for the nine months ended December 28, 2002, and are expected to be accretive for the entire fiscal year 2003.

        Sales were $60.7 million for the quarter ended December 28, 2002 as compared with $52.4 million in the quarter ended December 29, 2001. The sales increase of $8.3 million, or 15.8%, was due to an increase of $6.3 million related to new stores, including $6.0 million from the acquired Kimmel stores. Comparable store sales increased 3.8%.

        Sales for the nine months ended December 28, 2002 were $196.6 million as compared to $174.3 million for the comparable period in the prior year. The sales increase of $22.3 million, or 12.8%, was due to an increase in sales from new stores of $19.7 million. The acquired Kimmel stores accounted for $18.6 million of the new store sales increase year-to-date, net of sales from the divested Truck Tire division. Comparable store sales increased 1.6%.

        At December 28, 2002 the Company had 550 company-operated stores compared with 513 stores at December 29, 2001. During the quarter ended December 28, 2002, the Company did not open or close any stores.

        Gross profit for the quarter ended December 28, 2002 was $22.9 million or 37.8% of sales as compared with $19.9 million or 37.9% of sales for the quarter ended December 29, 2001. Gross profit for the nine months ended December 28, 2002 was $81.4 million, or 41.4% of sales, compared to $72.6 million or 41.6% of sales for the nine months ended December 29, 2001. The decrease in gross profit for the quarter and nine months ended December 28, 2002, as a percentage of sales, is due to the inclusion of Kimmel in the cost of sales numbers. Due to Kimmel's product mix, which includes a greater percentage of tires, its material costs including outside purchases, are approximately 110 to 130 basis points higher than historical Monro's. Separately, Kimmel's gross profit was 31.2% and 33.6% of sales for the quarter and nine months ended December 28, 2002, respectively. Gross profit for the Monro and Speedy stores for the quarter ended December 28, 2002 was 38.5% of sales as compared to 37.9% last year, and 42.2% of sales as compared to 41.6% for the nine months ended fiscal December 2002 versus 2001.

        On a stand-alone basis, Monro's gross margin improved by 60 basis points over the prior year third quarter primarily due to a reduction in material usage and technician labor costs. The decrease in material usage as a percent of sales is primarily due to reduction in costs related to improved pricing with vendors, largely offset by a shift in mix to the scheduled maintenance and tire categories. Productivity, as measured by sales per man-hour, improved 1.3% over the same quarter of last year. Since the Company formally began tracking this statistic over the last six years, productivity has increased every year, and since the third quarter of fiscal 1998, is up 24%.

        Operating, selling, general and administrative ("SG&A") expenses for the quarter ended December 28, 2002 increased by $2.4 million to $18.4 million from the quarter ended December 29, 2001, and were 30.4% of sales as compared to 30.6% in the prior year quarter. For the nine months ended December 28, 2002, these expenses increased by $6.7 million to $61.5 million from the comparable period of the prior year, and were 31.3% of sales as compared to 31.4%.

        The decrease in SG&A expense as a percentage of sales is due primarily to a decrease in insurance expense in the quarter as compared to the prior year, primarily related to a difference in the timing of the recognition of expense. The Company is realizing also additional cooperative advertising credits in connection with new and/or renegotiated vendor agreements as a result of its increased buying power.

        Operating income for the quarter ended December 28, 2002 of approximately $4.5 million increased 19.1% as compared to operating income for the quarter ended December 29, 2001, and increased as a percentage of sales from 7.2% to 7.4% for the same periods. On a year-to-date basis, operating income increased approximately $2.2 million or 12.2% from the same prior year period, but decreased as a percentage of sales from 10.2% to 10.1%.

        Net interest expense for the quarter ended December 28, 2002 decreased by approximately $.2 million compared to the comparable period in the prior year, and decreased from 1.6% to 1.0% as a percentage of sales for the same period. Net interest expense for the nine months ended December 28, 2002 decreased by approximately $.9 million compared to the same period in the prior year, and decreased from 1.7% to 1.0% as a percentage of sales for the same period. The weighted average interest rate for the quarter ended December 28, 2002 was approximately 20 basis points lower than the rate for the quarter ended December 29, 2001. Additionally, the weighted average debt outstanding decreased by approximately $11.6 million, resulting in a decrease in expense between the two quarters.

        Due to its performance for the year ended March 2002, the Company qualified for a 25 basis point reduction in its interest rate spread over LIBOR which should remain in effect for the remainder of FY03. This equates to an annualized interest rate savings of approximately $68,000 at the Company's current debt levels.

        The effective tax rate for the quarters ended December 28, 2002 and December 29, 2001 was 38% of pre-tax income. For the nine months ended fiscal December 2002 and 2001, the effective tax rates were 38% and 35%, respectively. The Company recorded a one-time tax benefit of $.4 million in fiscal 2002, due to a reduction in the Company's effective tax rate. There has been a reduction in the Company's overall effective state income tax rate because of the Company's growth in lower-taxing states, especially in connection with the fiscal year 1999 Speedy acquisition. This one-time adjustment reduced the accrual for amounts provided in prior fiscal years.

        Other income increased by approximately $.5 million for the nine months ended December 28, 2002 as compared to the prior year comparable period. The reason for the increase is primarily due to a gain on the sale of fixed assets on Monro's books of approximately $.1 million as compared to a loss of $.1 million last year, and a net decrease in amortization expense of approximately $.2 million. In addition, the Kimmel Truck Tire Division earned approximately $.1 million on a pre-tax basis in the first quarter of fiscal 2003, and under Statement of Financial Accounting Standards No. 144, its results are reported on the other income line on the income statement.

        Net income for the quarter ended December 28, 2002 of $2.4 million increased 35.5% from net income for the quarter ended December 29, 2001. For the nine months ended December 28, 2002, net income of $11.2 million increased 20.0%, due to the factors discussed above. Earnings per share on a diluted basis for the quarter and nine months ended December 28, 2002 increased 30.0% and 15.5%, respectively.


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


CAPITAL RESOURCES AND LIQUIDITY

        Capital Resources

        In addition to the funding of the Kimmel acquisition, the Company's primary capital requirements in fiscal 2003 have been the upgrading of facilities and systems in existing stores and the funding of the new store expansion program. For the nine months ended December 28, 2002, the Company spent $7.5 million principally for equipment and also new store construction. Funds were provided primarily by cash flow from operations. Management believes that the Company has sufficient resources available (including cash and equivalents, net cash flow from operations and bank financing) to expand its business as currently planned for the next several years.


        Liquidity

        Concurrent with the closing of the Speedy acquisition in September 1998, the Company obtained a $135 million secured credit facility from a syndication of lenders led by The Chase Manhattan Bank. Approximately $55 million was borrowed under this Facility to pay the all-cash purchase price, including transaction expenses of approximately $4 million. In addition, the Company refinanced approximately $35 million of indebtedness through the Credit Facility, with the balance of the Facility available for future working capital needs. More specifically, the financing structure consists of a $25 million term loan (of which approximately $3.8 million was outstanding at December 28, 2002), a $75 million Revolving credit facility (of which approximately $25.0 million was outstanding at December 28, 2002), and synthetic lease (off-balance sheet) financing for a significant portion of the Speedy real estate, totaling $35 million (of which approximately $32.4 million was outstanding at December 28, 2002). The loans bear interest at the prime rate or LIBOR-based rate options tied to the Company's financial performance. The Company must also pay a facility fee on the unused portion of the commitment.

        The Credit Facility has a five-year term and expires in September 2003. The Company has received a commitment from its syndication of lenders to extend the Revolving credit facility through September 2006, and to renew its synthetic lease for a five-year term expiring in September 2008, for a total Credit Facility of $110,000,000. The Company expects to close on the renewal of its Credit Facility during the fourth quarter of fiscal 2003.

        Interest only is payable monthly on the Revolving credit and synthetic lease borrowings throughout the term. In addition to monthly interest payments, the $25 million term loan requires quarterly principal payments. Principal payments totaling $21.2 million have been paid from the inception of the term loan through December 28, 2002.

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

        In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF 02-16 "Accounting by a Reseller for Cash Consideration Received from a Vendor." This pronouncement addresses the accounting issues pertaining to cash consideration received by a reseller from a vendor. This consensus must be applied in financial statements for periods beginning after December 15, 2002. The Company is in the process of analyzing the impact of the adoption of this consensus on its consolidated financial statements.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123". This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The requirements of SFAS 148 are applicable to annual financial statements for periods ending after December 15, 2002 and interim disclosure requirements are applicable for periods beginning after December 15, 2002.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51. This pronouncement addresses consolidation and disclosure by business enterprises of variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is involved with a variable interest entity through its synthetic lease arrangement with Brazos Automotive Properties, L.P. ("Brazos"). The Company leases automotive repair stores valued at approximately $32 million from Brazos. The Company believes that its exposure to loss as a result of its involvement with this variable interest entity would be deminimus, if any. The Company is in the process of analyzing the impact of the adoption of this interpretation on its consolidated financial statements.

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

        In conjunction with the close of each fiscal quarter, the Company conducts an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures. It is the opinion of the Company's principal executive officer and principal financial officer, based upon an evaluation completed within 90 days prior to the filing of this report, that the Company's disclosure controls and procedures are sufficiently effective to ensure that any material information relating to the Company is recorded, processed, summarized and reported to its principal officers to allow timely decisions regarding required disclosures.

        Changes in internal controls

        There were no significant changes in the Company's internal accounting processes and control procedures during the quarter.

                           MONRO MUFFLER BRAKE, INC.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

                a.    Exhibits

                      10.06 - Second Amended and Restated Employment Agreement, dated November 14, 2002, by and between the Company and Robert G. Gross

                      10.79 - Supply Agreement between Monro Muffler Brake, Inc. and The Valvoline Company, dated September 3, 2002.  ***

                      10.80 - Automotive Filter Sales Agreement between Monro Muffler Brake, Inc. and The
                              Valvoline Company, dated October 1, 2002. ***

                      11 - Statement of Computation of Per Share Earnings.

                      99.1 - Certification Pursuant to 18 U.S.C. Section 1350

                b.    Reports on Form 8-K

                      No reports on Form 8-K were filed during the quarter ended December 28, 2002.












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




                                               MONRO MUFFLER BRAKE, INC.





        DATE: February 11, 2003                By  /s/ Robert G. Gross
                                                   -----------------------------------
                                                   Robert G. Gross
                                                   President and Chief Executive Officer





        DATE: February 11, 2003                By  /s/ Catherine D'Amico
                                                   ------------------------------------------
                                                   Catherine D'Amico
                                                   Executive Vice President-Finance, Treasurer
                                                       and Chief Financial Officer

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

        5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

        6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



        Date: February 11, 2003



                                           /s/ Robert G. Gross
                                           -------------------------------------

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

        5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

        6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



        Date: February 11, 2003



                                          /s/ Catherine D'Amico
                                          --------------------------------------

                                          Catherine D'Amico
                                          Executive Vice President - Finance and
                                          Chief Financial Officer

                                  EXHIBIT INDEX


        Exhibit No.                        Description                                    Page No.
        -----------                        -----------                                    --------
        10.06         Second Amended and Restated Employment Agreement, dated
                      November 14, 2002, by and between the Company and Robert G. Gross.     21

        10.79         Supply Agreement between Monro Muffler Brake, Inc.
                      and The Valvoline Company, dated September 3, 2002. ***                28

        10.80         Automotive Filter Sales Agreement between Monro Muffler Brake, Inc.
                      and The Valvoline Company, dated October 1, 2002.  ***                 35

        11            Statement of computation of per share earnings                         38


        99.1          Certification Pursuant to 18 U.S.C. Section 1350                       39








*** Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.