Form 10-K
period 2003-03-29
MONRO MUFFLER BRAKE INC
filed 2003-07-01
CIK 876427

Form 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For Fiscal Year Ended March 29, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

Commission File Number 0-19357

MONRO MUFFLER BRAKE, INC.
(Exact name of registrant as specified in its charter)

New York (State of incorporation)	16-0838627 (I.R.S. Employer Identification No.)

200 Holleder Parkway, Rochester, New York 14615

(Address of principal executive offices)     (Zip code)

Registrant’s telephone number, including area code: (585) 647-6400

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

Yes  X                No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes  X                No

As of June 2, 2003, the aggregate market value of voting stock held by non-affiliates of the registrant was $172,063,000.

As of June 2, 2003, 8,618,833 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement (to be filed pursuant to Regulation 14A) for the 2003 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III hereof.

Part I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Part II
Item 5. Market for the Company’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7a. Quantitative and Qualitative Disclosures about Market Risk
Financials
Item 8. Financial Statements and Supplementary Data
Report of Independent Accountants
Consolidated Balance Sheet
Consolidated Statement of Income
Consolidated Statement of Changes in Shareholders’ Equity
Consolidated Statement of Cash Flows
Notes to Consolidated Financial Statements
Selected Quarterly Financial Information (Unaudited)
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Part III
Item 10. Directors and Executive Officers of the Company
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
Item 14. Controls and Procedures
Part IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
Signatures
Certification Pursuant to President and Chief Executive Officer
Certification Pursuant to Finance and Chief Financial Officer
INDEX TO EXHIBITS
EX-10.06
EX-10.09
EX-10.09(a)
EX-10.09(b)
EX-10.09.C
EX-10.11
EX-10.12
EX-10.13
EX-10.14
EX-10.15
EX-10.16
EX-10.17
EX-10.39(a)
EX-10.40(a)
EX-10.46(a)
EX-10.48(a)
EX-10.68
EX-21.01
EX-23.01
EX-24.01
EX-99.1 CERTIFICATE 906

Part I

Item 1.    Business

-	GENERAL
      Monro Muffler Brake, Inc. (“Monro” or the “Company”) is a chain of 560 Company-operated and 19 dealer-operated stores providing automotive undercar repair services in the United States. At March 29, 2003, Monro operated Company stores in New York, Pennsylvania, Ohio, Connecticut, Massachusetts, West Virginia, Virginia, Maryland, Vermont, New Hampshire, New Jersey, North Carolina, South Carolina, Indiana, Rhode Island and Delaware under the names “Monro Muffler Brake & Service”, “Speedy Auto Service by Monro”, “Kimmel Tires-Auto Service” and “Tread Quarters Discount Tire” (together, the “Company Stores”). The Company’s Stores typically are situated in high-visibility locations in suburban areas and small towns, as well as in major metropolitan areas. The Company Stores serviced approximately 2,477,000 vehicles in fiscal 2003. (References herein to fiscal years are to the Company’s year ended fiscal March [e.g., references to “fiscal 2003” are to the Company’s fiscal year ended March 29, 2003].)
      In April 2002, the Company purchased all of the outstanding common stock, as well as a portion of the preferred stock of Kimmel Automotive, Inc., based in Baltimore, Maryland, and in June 2002 purchased the remainder of the preferred stock (“Kimmel” or “the Kimmel Acquisition”). The aforementioned number of vehicles serviced includes Kimmel data only since July/ August 2002 when the Kimmel stores began using the Company’s point-of-sale system. (See additional discussion under “Expansion Strategy”.)
      The predecessor to the Company was founded by Charles J. August in 1957 as a Midas Muffler franchise in Rochester, New York, specializing in mufflers and exhaust systems. In 1966, the Company discontinued its affiliation with Midas Muffler, and began to diversify into a full line of undercar repair services. An investor group led by Peter J. Solomon and Donald Glickman purchased a controlling interest in the Company in July 1984. At that time, Monro operated 59 stores, located primarily in upstate New York, with approximately $21 million in sales in fiscal 1984. Since 1984, Monro has continued its growth and has expanded its marketing area to include 16 additional states. In September 1998, Monro acquired 189 company-operated and 14 franchised Speedy stores, all located in the United States, from SMK Speedy International Inc. of Toronto, Canada. During fiscal 2003, the Company acquired Kimmel, which operated 34 tire and automotive repair stores in Maryland and Virginia, and separately purchased ten company-operated tire and automotive repair stores located in South Carolina from Frasier Tire Service, Inc. (See additional discussion under “Expansion Strategy”.)
      In December 1998, the Company appointed Robert G. Gross as President and Chief Executive Officer, who began full-time responsibilities on January 1, 1999.
      The Company was incorporated in the State of New York in 1959. The Company’s principal executive offices are located at 200 Holleder Parkway, Rochester, New York 14615, and its telephone number is (585) 647-6400.
      The Company provides a broad range of services on passenger cars, light trucks and vans for mufflers and exhaust systems (estimated at 18% of fiscal 2003 sales); brakes (29%); and steering, drive train, suspension and wheel alignment (16%). The Company also provides other products and services including tires (11%) and scheduled maintenance services including state inspections (26%). Monro specializes in the repair and replacement of parts which must be periodically replaced as they wear out. Normal wear on these parts generally is not covered by new car warranties. The Company typically does not perform under-the-hood repair services except for oil change services, a heating and cooling system “flush and fill” service and some minor tune-up services. (See additional discussion under “Operating Strategy”.) The Company does not sell parts or accessories to the do-it-yourself market.
      The Company has two wholly-owned subsidiaries, Monro Service Corporation and Monro Leasing, LLC, both of which are Delaware companies qualified to do business in the State of New York. Kimmel Automotive, Inc. operated as a wholly-owned subsidiary of Monro from April 1, 2002, the date of the Company’s acquisition of Kimmel, to March 29, 2003, at which time it was merged with Monro and dissolved.
      Monro Service Corporation holds all assets, rights, responsibilities and liabilities associated with the Company’s warehousing, purchasing, advertising, accounting, office services, payroll, cash management and certain other operations which are wholly performed within New York State. The Company believes that this structure has enhanced, and will continue to enhance, operational efficiency and provide cost savings.
      Monro Leasing, LLC was established primarily to act as lessee in real estate transactions for store locations. Currently, the sole member of the entity is the Company.

-	INDUSTRY OVERVIEW
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

-	EXPANSION STRATEGY
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
      Monro believes that there are significant expansion opportunities in new as well as existing market areas which will result from a combination of constructing stores on vacant land and acquiring existing store locations. The Company believes that, as the industry consolidates due to the increasingly complex nature of automotive repair-and the expanded capital requirements for state-of-the-art equipment, there will be increasing opportunities for acquisitions of existing businesses or store structures.
      In that regard, effective April 1, 2002, the Company completed the Kimmel Acquisition. Kimmel operated 34 tire and automotive repair stores in Maryland and Virginia, as well as Wholesale and Truck Tire Divisions (including two commercial stores). In June 2002, Monro disposed of Kimmel’s Truck Tire division, including its retread plant and two commercial stores.
      Although the 15 Kimmel Tire and Automotive Centers in Baltimore and 19 Tread Quarters stores in Virginia are in the same general geographic markets in which Monro competes, Monro and Kimmel are mainly situated in non-overlapping areas. There are no plans to close any of the Kimmel stores, which continue to operate under the current brand names.
      In February 2003, the Company acquired ten company-operated tire and automotive repair store locations in the Charleston and Columbia, South Carolina markets from Frasier Tire Service, Inc. (“the Frasier Acquisition”). There are no plans to close any of the Frasier stores, which are operating under the Tread Quarters name.
      Additionally, in September 1998, the Company completed the acquisition of 189 Company-operated and 14 franchised Speedy stores (the “Acquired Speedy stores”), from SMK Speedy International Inc. of Toronto, Canada. The Acquired Speedy stores are located primarily in complementary areas in Monro’s existing markets in the Northeast, Mid-Atlantic and Midwest regions of the United States.
      As of March 29, 2003, Monro had 560 Company-operated stores and 19 dealer locations located in 17 states. The following table shows the growth in the number of Company-operated stores over the last five fiscal years:

STORE OPENINGS AND CLOSINGS

	Year ended fiscal March,
	2003		2002	2001	2000	1999

Stores open at beginning of year	514		511	512	524	350
Stores added during year	50	(c)	4	4	13	210	(a)
Stores closed during year (b)	(4)		(1)	(5)	(25)	(36)

Stores open at end of year	560		514	511	512	524

(a)	Includes 189 Acquired Speedy stores.

(b)	Generally, stores were closed because they failed to achieve an acceptable level of profitability or because a new Monro store was opened in the same market at a more favorable location. Store closures in fiscal 2003 include the sale of two commercial tire stores and a retread plant that were acquired in the purchase of Kimmel in the first quarter of fiscal 2003. Fiscal 1999 and 2000 closures primarily relate to underperforming or redundant Speedy locations.

(c)	Includes 37 stores acquired in the Kimmel acquisition and ten stores acquired in the Frasier acquisition.

      The Company plans to open approximately five new stores in fiscal 2004, and to continue to search for appropriate acquisition candidates. In future years, should the Company find that there are not suitable acquisition candidates, it might increase its new store (green field) openings.

      The Company has developed a systematic method for selecting new store locations and a targeted approach to marketing new stores. Key factors in market and site selection include population, demographic characteristics, vehicle population and the intensity of competition. These factors are evaluated through the use of a proprietary computer model developed for the Company. The characteristics of each potential site are compared by the model to the profiles of existing stores, and the model then projects sales for that site. Monro attempts to cluster stores in market areas in order to achieve economies of scale in advertising, supervision and distribution costs. All new sites presently under consideration are within Monro’s established market areas.
      As a result of extensive analysis of its historical and projected store opening strategy, the Company has established major market profiles, as defined by market awareness: mature, existing and new markets. Over the next several years, the Company expects to build a greater percentage of stores in mature and existing markets in order to capitalize on the Company’s market presence and consumer awareness. All 50 stores opened or acquired in fiscal 2003 were in mature or existing markets.
      The Company believes that management and operating improvements implemented over the last several fiscal years will enhance its ability to sustain its growth. The Company has a chain-wide computerized inventory control and electronic point-of-sale (“POS”) management information system, which has increased management’s ability to monitor operations as the number of stores has grown. Late in fiscal 2001, the Company installed a new Windows-based, POS system in all of its stores. Being Windows-based, the system has simplified training of new employees. Additionally, the system includes electronic mail and electronic cataloging, which allows store managers to electronically research the specific parts needed for the make and model of the car being serviced. This enhanced system includes software which contains data that mirrors the scheduled maintenance requirements in vehicle owners’ manuals, specifically by make, model, year and mileage for every automobile. Management believes that this software facilitates the presentation and sale of scheduled maintenance services to customers. Other enhancements include the streamlining of estimating and other processes; graphic catalogs; direct mail support; appointment scheduling; customer service history; a thermometer graphic which guides store managers on the profitability of each job; and expanded monitoring of price changes. This latter change requires more specificity on the reason for a discount, which management believes will lead to reduced discounting. Enhancements will continue to be made to the POS system annually in an effort to increase efficiency, improve the quality and timeliness of store reporting and enable the Company to better serve its customers.
      The financing to open a new store location may be accomplished in one of three ways: a store lease for the land and building (in which case, land and building costs will be financed primarily by the lessor), a land lease with the building constructed by the Company (with building costs paid by the Company), or a land purchase with the building constructed by the Company. In all three cases, each new store also will require approximately $136,000 for equipment (including a POS system and a truck) and approximately $70,000 in inventory. Because Monro generally does not extend credit to its customers, stores generate almost no receivables and a new store’s actual net working capital investment is nominal. Total capital required to open a new store ranges, on average (based upon the last five fiscal years’ openings, excluding the acquired Speedy, Kimmel and Frasier locations), from $300,000 to $900,000 depending on the location and which of the three financing methods is used. In instances where Monro acquires an existing business, it may pay additional amounts for intangible assets such as customer lists, covenants not-to-compete, trade names and goodwill.
      At March 29, 2003, the Company leased the land and/or the building at approximately 78% of its store locations and owned the land and building at the remaining locations. Monro’s policy is to situate new stores in the best locations, without regard to the form of ownership required to develop the locations.
      New stores, excluding acquired stores, have average sales of approximately $360,000 in their first 12 months of operation, or $60,000 per bay. The acquired Kimmel stores, which on average are six bay stores, had average annualized sales-per-bay of $123,000 in their first 12 months under Monro ownership.

-	OPERATING STRATEGY
      Monro’s operating strategy is to provide its customers with dependable, high-quality automotive service at a competitive price by emphasizing the following key elements.

Products and Services

      All stores provide a full range of undercar repair services for brakes, steering, mufflers and exhaust systems, drive train, suspension and wheel alignment. These services apply to all makes and models of domestic and foreign cars, light trucks and vans. In addition, all stores provide many of the routine maintenance services (except engine diagnostic and major transmission repair) which automobile manufacturers suggest or require in the vehicle owners’ manuals, and which fulfill manufacturers’ requirements for new car warranty compliance. At the end of fiscal 2001, the Company introduced “Scheduled Maintenance” services in all of its stores whereby the aforementioned services are formally packaged and offered to consumers based upon the year, make, model and mileage of each specific vehicle. Management believes that the Company is able to offer this service in a more convenient and cost competitive fashion than auto dealers can provide.

      Substantially all of the stores provide oil change services as well as tire sales and installation. All stores perform a heating and cooling system “flush and fill” service, and belt installation, and most perform a transmission “flush and fill” service. Additionally, all stores replace and service batteries, starters and alternators. Stores in New York, West Virginia, New Hampshire, Pennsylvania, North Carolina, Virginia and Vermont also perform annual state inspections. Approximately 25% of the Company’s stores also offer air conditioning services.

Customer Satisfaction

      The Company’s vision of being the dominant Auto Service provider in the markets it serves is supported by a set of values displayed in each Company store emphasizing TRUST:

•	Total Customer Satisfaction

•	Respect, Recognize and Reward (employees who are committed to these values)

•	Unparalleled Quality and Integrity

•	Superior Value and

•	Teamwork

      Additionally, each Company-operated store displays and operates under the following set of customer satisfaction principles: free inspection of brakes, shocks, front end and exhaust systems; item-by-item review with customers of problem areas; free written estimates; written guarantees; drive-in service without an appointment; fair and reasonable prices as advertised; and repairs by professionally trained undercar specialists, many of whom are Automotive Service Excellence (“ASE”) certified in brakes and suspension. (See additional discussion under “Store Operations: Quality Control and Warranties”.)

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

      The Company employs co-branding initiatives to more quickly increase consumer awareness in certain markets. The Company believes that, especially in newer markets, customers may more readily be drawn into its stores because of their familiarity with national brand names. Some of these initiatives have included cross-promotional offers with professional sports teams, national fast food chains and video rental stores, as well as with regional supermarkets. Additionally, the Company introduced Bridgestone/ Firestone tires into most of

4

its stores in the late 1990s and Goodyear tires in fiscal 2001, where it had previously carried a private label tire. Through these initiatives, the Company believes that it attracts some brand-loyal tire customers who otherwise might not have visited Monro. This gives the Company the opportunity to introduce itself to this new customer and sell other needed services.

Centralized Control

      Unlike many of its competitors, the Company operates, rather than franchises, all of its stores (except for the 19 dealer locations). Monro believes that direct operation of stores enhances its ability to compete by providing centralized control of such areas of operations as service quality, store appearance, promotional activity and pricing. A high level of technical competence is maintained throughout the Company, as Monro requires, as a condition of employment, that employees participate in comprehensive training programs to keep pace with technology changes. Additionally, purchasing, distribution, merchandising, advertising, accounting and other store support functions are centralized in the Company’s corporate headquarters in Rochester, New York, and are provided through the Company’s subsidiary, Monro Service Corporation. The centralization of these functions results in efficiencies and gives management the ability to closely monitor and control costs.

Comprehensive Training

      The Company provides ongoing, comprehensive training to its store employees. Monro believes that such training provides a competitive advantage by enabling its technicians to provide quality service to its customers in all areas of undercar repair. (See additional discussion under “Store Operations: Store Personnel and Training”.)

-	STORE OPERATIONS

Store Format

      The typical format for a Monro repair store is a free-standing building of approximately 4,500 square feet consisting of a sales area, six fully-equipped service bays and a parts storage area, with a parking lot with space for approximately 17 cars. Acquired Speedy stores average five bays per location with approximately 4,200 square feet. The stores acquired from Kimmel and Frasier average six bays per location with approximately 4,600 square feet. Most service bays are equipped with aboveground electric vehicle lifts. The typical Company store carries approximately $74,000 of inventory and approximately 3,900 stock keeping units (“SKUs”). Tire stores typically carry approximately $55,000 of inventory and approximately 1,200 SKUs. Generally, each store is located within 25 miles of a “key” store which carries approximately 60% more inventory than a typical store and serves as a mini-distribution point for slower moving inventory for other stores in its area.

      The stores generally are situated in high-visibility locations in suburban areas, major metropolitan areas or small towns and offer easy customer access. The typical store is open from 7:30 a.m. to 7:00 p.m. on Monday through Friday and from 7:30 a.m. to 5:00 p.m. on Saturday.

Inventory Control and Management
Information System

      All of the Company’s stores communicate daily with the central office and warehouse by a computerized inventory control and electronic POS management information system, which enables the Company to collect sales and operational data on a daily basis, to adjust store pricing to reflect local conditions and to control inventory on a near “real-time” basis. Additionally, each store has access, through the POS system, to the inventory carried by the seven stores nearest to it. Management believes that this feature improves customer satisfaction and store productivity by reducing the time required to locate out-of-stock parts.

Quality Control and Warranties

      To maintain quality control, the Company conducts audits to rate its employees’ telephone sales manner and the accuracy of pricing information given.

      The Company has a customer survey program to monitor customer attitudes toward service quality, friendliness, speed of service, and several other factors for each store. This program includes a monthly survey contacting customers of all stores. (Each mailing consists of approximately 30 surveys per store.) Customer concerns are addressed via letter and personal follow-up by field management.
      The Company uses a “Double Check for Accuracy Program” as part of its routine store procedures. This quality assurance program requires that a technician and supervisory-level employee independently inspect a customer’s vehicle, diagnose and document the necessary repairs, and agree on an estimate before presenting it to a customer. This process is formally documented on the written estimate by store personnel.
      The Company is an active member of the Motorist Assurance Program (“MAP”). MAP is an organization of automotive retailers, wholesalers and manufacturers which was established as part of an industry-wide effort to address the ethics and business practices of companies in the automotive repair industry. Participating companies commit to improving consumer confidence and trust in the automotive repair industry by adopting “Uniform Inspection Guidelines” and “Standards of Service” established by MAP. These “Standards of Service” are posted in the Company’s stores and serve to provide consistent recommendations to customers in the diagnosis and repair of a vehicle.
      Monro offers limited warranties on substantially all of the products and services that it provides. The Company believes that these warranties are competitive with industry practices and serve as a marketing tool to increase repeat business at the stores.
      All headquarters management personnel participate in the Company’s day-in-the-store program by working in a store, under the direction of the store manager, to better understand the latest developments at the store level, with the goal of improving support and service to the field.

Store Personnel and Training

      The Company supervises store operations primarily through its Divisional Vice Presidents who oversee Zone Managers who, in turn, oversee Market Managers. The typical store is staffed by a Store Manager and four to six technicians, one of whom serves as the Assistant Manager. All Store Managers receive a base salary, and Assistant Managers receive hourly compensation. In addition, Store Managers and Assistant Managers may receive other compensation based on their store’s customer relations, gross profit, labor cost controls, safety, sales volume and other factors via a quarterly bonus based on performance in these areas.

      Monro believes that the ability to recruit and retain qualified technicians is an important competitive factor in the automotive repair industry, which has historically experienced a high turnover rate. Monro makes a concerted effort to recruit individuals who will have a long-term commitment to the Company and offers an hourly rate structure and additional compensation based on productivity; a competitive benefits package including health, dental, life and disability insurance; a 401(k)/profit-sharing plan; as well as the opportunity to advance within the Company. Many of the Company’s Managers and Market Managers started with the Company as technicians.
      Many of the Company’s new technicians join the Company in their early twenties as trainees or apprentices. As they progress, they are promoted to technician and eventually master technician, the latter requiring ASE certification in both brakes and suspension. The Company offers a tool purchase program through which trainee technicians can acquire their own set of tools. The Company also will reimburse technicians for the cost of ASE certification registration fees and test fees and encourages all technicians to become certified by providing a higher hourly wage rate following their certification.
      The Company’s training department conducts in-house technical clinics for store personnel and management training programs for new Store Managers, and coordinates attendance at technical clinics offered by the Company’s vendors. Each Monro store maintains a library of 20 to 25 instructional videos. The Company issues technical bulletins to all stores on innovative or complex repair processes, and maintains a centralized data base for technical repair problems. In addition, the Company has established a telephone technical hotline to provide assistance to store personnel in resolving problems encountered while diagnosing and repairing vehicles. The help line is available during all hours of store operation.
      The Company has established Monro University to provide comprehensive training and development of current and prospective Store Managers. Training is accomplished through an intensive one-week instructional program at a separate facility in Rochester, New York. Topics covered include sales training, customer service, time management, human resources (counseling, recruiting, interviewing, etc.), leadership, inventory control and financial management. The courses employ a variety of instructional techniques including video taping, role playing and testing. Several of the courses are conducted by officers of the Company, whose first priority is instilling the Company’s culture, philosophies and values into the individuals who hold these important positions. The one-week class follows a field training segment which ranges from two to four weeks depending upon the individual’s level of experience. Monro management is closely tracking the performance of the managers who have completed the class. On average, the program has led to increased store profitability as well as longer retention of the Store Managers.

-	PURCHASING AND DISTRIBUTION
      The Company, through its wholly-owned subsidiary Monro Service Corporation, selects and purchases parts and supplies for all Company-operated stores on a centralized basis through an automatic replenishment system. Although purchases outside the centralized system (“outside purchases”) are made when needed at the store level, these purchases are low by industry standards, and accounted for approximately 16% of all parts used in fiscal 2003.
      The Company’s ten largest vendors accounted for approximately 48% of its parts purchases, with the largest vendor accounting for approximately 12% of total purchases in fiscal 2003. The Company purchases parts from over 100 vendors. Management believes that the Company’s relationships with vendors are excellent and that alternative sources of supply exist, at comparable cost, for substantially all parts used in the Company’s business. The Company routinely obtains bids from vendors to ensure it is receiving competitive pricing and terms.
      Most parts are shipped by vendors to the Company’s primary warehouse facility in Rochester, New York, and are distributed to stores through the Company-operated tractor/trailer fleet. Most stores are replenished once every week from this warehouse, and such replenishment fills, on the average, 94% of all items ordered by the stores’ automatic POS-driven replenishment system. The warehouse stocks approximately 7,100 SKUs. The Kimmel warehouses, located in Maryland and Virginia, carry, on average, approximately 600 SKUs consisting primarily of tires.
      The Company has entered into various contracts with parts suppliers which require it to buy up to 90% of its annual purchases of specific products including brakes, exhaust, oil and ride control at market prices. The agreements expire at various dates through November 2007. The Company believes these agreements provide it with high quality, branded merchandise at preferred pricing, along with strong marketing and training support.

-	COMPETITION
      The Company competes in the retail automotive service industry. This industry is generally highly competitive and fragmented, and the number, size and strength of competitors varies widely from region to region. The Company believes that competition in this industry is based on customer service and reputation, store location, name awareness and price. Monro’s primary competitors include national and regional undercar specialty and general automotive service chains, both franchised and company-operated; car dealerships; and, to a lesser extent, gas stations and independent garages. Monro considers Midas, Inc. and Meineke Discount Mufflers Inc. to be direct competitors. In most of the new markets that the Company has entered, at least one competitor was already present. In identifying new markets, the Company analyzes, among other factors, the intensity of competition. (See “Expansion Strategy” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.)

-	EMPLOYEES
      As of March 29, 2003, Monro had 2,829 employees, of whom 2,636 were employed in the field organization, 62 were employed at the warehouses and 131 were employed at the Company’s corporate headquarters. Monro’s employees are not members of any union. The Company believes that its relations with its employees are good.

-	REGULATION
      The Company stores new oil and recycled antifreeze and generates and handles used automotive oils, antifreeze and certain solvents, which are disposed of by licensed third-party contractors. In certain states, as required, the Company also recycles oil filters. Thus, the Company is subject to a number of federal, state and local environmental laws including the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”). In addition, the United States Environmental Protection Agency (the “EPA”), under the Resource Conservation and Recovery Act (“RCRA”), and various state and local environmental protection agencies regulate the Company’s handling and disposal of waste. The EPA, under the Clean Air Act, also regulates the installation of catalytic converters by the Company and all other repair stores by periodically spot checking jobs, and has the power to fine businesses that use improper procedures or materials. The EPA has the authority to impose sanctions, including civil penalties up to $25,000 per violation (or up to $25,000 per day for certain willful violations or failures to cooperate with authorities), for violations of RCRA and the Clean Air Act.
      The Company is subject to various laws and regulations concerning workplace safety, zoning and other matters relating to its business. The Company believes that it is in substantial compliance with all applicable environmental and other laws and regulations and that the cost of such compliance is not material to the Company.
      The Company is environmentally conscious, and takes advantage of recycling opportunities both at its headquarters and at its stores. Cardboard, plastic shrink wrap and parts’ cores are returned to the warehouse by the stores on the weekly stock truck. There, they are accumulated for sale to recycling companies or returned to parts manufacturers for credit.

-	SEASONALITY
      Although the Company’s business is not highly seasonal, customers do require more undercar service during the period of March through October than the period of November through February, when miles driven tend to be lower. As a result, sales and profitability are lower during the latter period.

-	COMPANY INFORMATION AND SEC FILINGS
      The Company maintains a website at www.monro.com and makes its annual, quarterly and periodic SEC filings available through the Investor Information section of that website. The Company’s SEC filings are available through this website free of charge, via a direct link to the SEC website at www.sec.gov. The Company’s filings with the SEC are also available to the public at the SEC Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330.

Item 2.    Properties

      The Company, through Monro Service Corporation, owns its office/warehouse facility of approximately 95,000 square feet, which is located on 12.7 acres of land in Holleder Industrial Park, in Rochester, New York.

      In connection with the Speedy Acquisition in September 1998, the Company financed most of the real estate formerly owned by SMK Speedy International Inc. via a synthetic lease (off-balance sheet) agreement. (See additional discussion under “Capital Resources and Liquidity”). Of the total number of Company-operated Acquired Speedy locations, 18 buildings on land-leased sites and 68 parcels of land and buildings on formerly owned locations are currently leased under this arrangement.
      Of Monro’s 560 Company-operated stores at March 29, 2003, 121 were owned, 301 were leased and for 138, the land only was leased, including stores under the synthetic lease arrangement. In general, the Company leases store sites for a ten-year period with several five-year renewal options. Giving effect to all renewal options, approximately 72% of the operating leases (247 stores) expire after 2010. Certain of the leases provide for contingent rental payments if a percentage of annual gross sales exceeds the base fixed rental amount. The highest contingent percentage rent of any lease is 6.75%, and no such lease has adversely affected profitability of the store subject thereto. Certain officers and directors of the Company or members of their families are the lessors, or have interests in entities that are the lessors, with respect to 40 of the leases. No related party leases, other than renewals or modifications of leases on existing stores, have been entered into since May 1989, and no new related party leases are contemplated.
      The office and warehouse facility are subject to mortgages held by commercial banks or private investors. As of March 29, 2003, the outstanding amount under the mortgage on the headquarters office and warehouse facility was $1.9 million. There was also $.7 million outstanding under a mortgage held by the City of Rochester, New York, secured by the land on which the headquarters office and warehouse is located.

Item 3.    Legal Proceedings

      The Company is not a party or subject to any legal proceedings other than certain routine claims and lawsuits that arise in the normal course of its business. The Company does not believe that such routine claims or lawsuits, individually or in the aggregate, will have a material adverse effect on its financial condition or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003.

Part II

Item 5.	Market for the Company’s Common Equity and Related Stockholder Matters

-	MARKET INFORMATION
      The Common Stock is traded on the over-the-counter market and is quoted on the NASDAQ National Market System under the symbol “MNRO”. The following table sets forth, for the Company’s last two fiscal years, the range of high and low sales prices on the NASDAQ National Market System for the Common Stock:

	Fiscal 2003		Fiscal 2002
Quarter Ended	High	Low	High	Low

June	$23.30	$17.01	$15.20	$10.35
September	21.77	15.43	14.37	11.10
December	18.99	15.75	14.89	11.00
March	21.80	16.03	17.75	13.00

-	HOLDERS
      At June 16, 2003, the Company’s Common Stock was held by approximately 1,900 shareholders of record or through nominee or street name accounts with brokers.

-	DIVIDENDS
      While the Company has not paid any cash dividends on the Common Stock since its inception, any future determination as to the payment of dividends will be at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, capital requirements, compliance with charter and contractual restrictions, and such other factors as the Board of Directors deems relevant.

-	EQUITY COMPENSATION PLAN INFORMATION

Number of
securities
	Number of	Weighted-	remaining available
	securities to be	average	for future issuance
	issued upon	exercise price of	under equity
	exercise of	outstanding	compensation
	outstanding	options,	plans (excluding
	options, warrants	warrants and	securities reflected
	and rights	rights	in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,065,674	$11.64	183,051
Equity compensation plans not approved by security holders	0	0	0

Total	1,065,674	$11.64	183,051

Item 6.    Selected Financial Data

         The following table sets forth selected financial and operating data of the Company for each year in the five-year period ended March 29, 2003. The financial data and certain operating data have been derived from the Company’s audited financial statements. This data should be read in conjunction with the Financial Statements and related notes included under Item 8 of this report and in conjunction with other financial information included elsewhere in this Form 10-K.

	Year ended fiscal March,
		2002	2001		2000	1999
	2003
	(e)	Restated*			Restated*	Restated*

	(Dollars in thousands, except per share data)

Income Statement Data:
Sales	$258,026	$224,853	$222,955		$224,928	$196,954
Cost of sales, including distribution and occupancy costs	152,432	133,042	133,196		135,719	117,834

Gross profit	105,594	91,811	89,759		89,209	79,120
Operating, selling, general and administrative expenses	81,040	69,604	66,988		67,593	68,286

Operating income	24,554	22,207	22,771		21,616	10,834
Interest expense, net	2,601	3,731	5,768		6,831	5,600
Other (income) expense, net	(189)	833	896		2,015	676

Income before provision for income taxes	22,142	17,643	16,107		12,770	4,558
Provision for income taxes	8,414	6,336	6,411		5,076	1,846

Net income	$13,728	$11,307	$9,696		$7,694	$2,712

Earnings per share Basic	$1.62	$1.38	$1.19		$.93	$.33

Diluted (a)	$1.46	$1.25	$1.09		$.86	$.30

Weighted average number of Common Stock and equivalents Basic	8,466	8,195	8,182		8,305	8,317

Diluted (a)	9,403	9,055	8,891		8,964	8,997

Selected Operating Data (b):
Sales growth:
Total	14.8%	0.9%	(0.9%)		14.2%	27.6%
Comparable store (c)	2.9%	0.3%	(1.4%)		(1.6%)	(1.3%)
Stores open at beginning of year	514	511	512		524	350
Stores open at end of year	560	514	511		512	524
Capital expenditures	$14,822 (d)	$8,615	$11,045		$14,265	$23,310 (d)

Balance Sheet Data (at period end):
Net working capital	$21,880	$12,423	$11,823	*	$10,207	$18,117
Total assets	207,200	185,796	190,494	*	192,603	200,347
Long-term debt	36,183	34,123	50,857		63,639	78,672
Shareholders’ equity	124,392	106,544	94,497	*	85,462	78,151

(a)	Earnings per share for each fiscal year was computed by dividing net income by the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during the respective year.

(b)	Includes Company-operated stores only – no dealer locations.

(c)	Comparable store sales data is calculated based on the change in sales of only those stores open as of the beginning of the preceding fiscal year.

(d)	Amount does not include the funding of the Speedy Acquisition in fiscal year 1999 or the Kimmel or Frasier Acquisitions in fiscal year 2003.

(e)	The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” effective March 31, 2002, and therefore, the Company no longer amortizes goodwill beginning in fiscal 2003. See Note 5 to the financial statements.

*	Restated as described in Note 2 to the Company’s consolidated financial statements, included in Item 8 of this Annual Report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

         The following table sets forth income statement data of the Company expressed as a percentage of sales for the fiscal years indicated:

	Year ended fiscal March,
	2003	2002	2001

	Restated

Sales	100.0%	100.0%	100.0%
Cost of sales, including distribution and occupancy costs	59.1	59.2	59.7

Gross profit	40.9	40.8	40.3
Operating, selling, general and administrative expenses	31.4	30.9	30.1

Operating income	9.5	9.9	10.2
Interest expense, net	1.0	1.7	2.6
Other (income) expense, net	(0.1)	0.4	0.4

Income before provision for income taxes	8.6	7.8	7.2
Provision for income taxes	3.3	2.8	2.9

Net income	5.3%	5.0%	4.3%

-	FORWARD-LOOKING STATEMENTS
      The statements contained in this Annual Report on Form 10-K that are not historical facts, including (without limitation) statements made in this Item and in “Item 1 – Business”, may contain statements of future expectations and other forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed. These factors include, but are not necessarily limited to, product demand, dependence on and competition within the primary markets in which the Company’s stores are located, the need for and costs associated with store renovations and other capital expenditures, the effect of economic conditions, the impact of competitive services and pricing, product development, parts supply restraints or difficulties, industry regulation, risks relating to leverage and debt service (including sensitivity to fluctuations in interest rates), continued availability of capital resources and financing, risks relating to integration of acquired businesses and other factors set forth or incorporated elsewhere herein and in the Company’s other Securities and Exchange Commission filings. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

-	RECENT DEVELOPMENTS
      During fiscal years 1999 to 2001, the Company sublet or sold a total of 14 closed store properties to Icon International, a barter company. In connection with the preparation of the Company’s consolidated financial statements for fiscal 2003, the Company revised the original accounting for these barter transactions and the resulting barter credits. Accordingly, the Company’s audited financial statements reflect a cumulative $2.5 million reduction to retained earnings at April 1, 2000, after related income taxes of $1.7 million, to record the impairment charge related to the store closures in fiscal 1998 through 2000. Further, operating, selling, general and administrative expenses for fiscal 2002 were reduced by $114,000, resulting in an increase in net income of $73,000 from that previously reported, related to the recognition of barter credits utilized by the Company during that year. There was no change to the fiscal 2001 income statement.
      In addition, the Company revised its original accounting for the restructuring reserve that was established in connection with its acquisition of 189 company-operated and 14 franchised Speedy stores in fiscal 1999. The revision reflects the operating results of 41 stores it closed in fiscal 1999 and 2000 in connection with that acquisition, and certain other costs, in its fiscal 1999 and 2000 income statements instead of providing for these costs in the restructuring reserve as originally recorded. Accordingly, the Company’s audited financial statements reflect a cumulative $.8 million reduction of retained earnings at April 1, 2000, after related income taxes of $.5 million. The Company’s reported net income was reduced by $.3 million and $.5 million in fiscal 1999 and 2000, respectively, related to this revision. However, there was no change to the Company’s income statements for fiscal 2003, 2002 or 2001 as the impact was not material.
      See Note 2 to the financial statements for further discussion of these accounting revisions.

-	CRITICAL ACCOUNTING POLICIES
      The Company believes that the accounting policies listed below are those that are most critical to the portrayal of the Company’s financial condition and results of operations, and that required management’s most difficult, subjective and complex judgments in estimating the effect of inherent uncertainties. This section should be read in conjunction with Note 1 to the consolidated financial statements which includes other significant accounting policies.

Carrying Values of Goodwill and Long-Lived Assets

      Goodwill represents the amount paid in consideration for an acquisition in excess of the net tangible assets acquired. In accordance with Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, the Company does not amortize goodwill for new acquisitions made after June 30, 2001. For acquisitions prior to that date, the Company continued to amortize goodwill only through the end of fiscal 2002. The Company conducts tests for impairment of goodwill annually or more frequently if circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that an asset’s carrying amount exceeds its fair value.

      The Company evaluates the carrying values of its long-lived assets to be held and used in the business by reviewing undiscounted cash flows by operating unit. Such evaluations are performed whenever events and circumstances indicate that the carrying amount of an asset may not be recoverable. In such instances, the carrying values are adjusted for the differences between the fair values and the carrying values. Additionally, in the case of fixed assets related to locations that will be closed or sold, the Company writes fixed assets down to their estimated recovery value.

Self-Insurance Reserves

      The Company is largely self-insured with respect to workers compensation, general liability and employee medical claims. In order to reduce its risk and better manage its overall loss exposure, the Company purchases stop-loss insurance that covers individual claims in excess of the deductible amounts. The Company maintains an accrual for the estimated cost to settle open claims as well as an estimate of the cost of claims that have been incurred but not reported. These estimates take into consideration the historical average claim volume, the average cost for settled claims, current trends in claim costs, changes in the Company’s business and workforce, and general economic factors. These accruals are reviewed on a quarterly basis, or more frequently if factors dictate a more frequent review.

Warranty

      The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales, except for tire road hazard warranties which are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin 90-1. Revenue from the sale of these agreements are recognized on a straight-line basis over the contract period. The warranty reserve and warranty expense related to all product warranties at and for the fiscal years ended March 2003 and 2002 were not material to the Company’s financial position or results of operations.

Derivative Financial Instruments

      In accordance with Statement of Financial Accounting Standards No. 133, (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities”, as amended by Statement of Financial Accounting Standards No. 138 (“SFAS 138”), “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, the Company records all derivative instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction, and if it is, depending on the type of hedge transaction.

      The notional amount of derivative financial instruments, which consisted solely of interest rate swaps used to minimize the risk and/or costs associated with changes in interest rates, was approximately $36 million at March 29, 2003. At that date, swap maturities ranged from August 2003 through October 2005. These swap contracts require the Company to pay fixed rates of interest ranging from 5.21% to 7.15%, and receive variable rates of interest based on the 30 day LIBOR rate (plus a spread of 80 basis points in the case of the 7.15% fixed rate contract).
      At March 29, 2003, the fair value of the contracts, net of tax, is recorded as a component of other comprehensive income in the Statement of Changes in Common Shareholders’ Equity.

Stock-Based Compensation

      The Company measures stock-based compensation cost as the excess of the quoted market price of the Company’s common stock at the grant date over the amount the employee must pay for the stock. The Company’s policy generally is to grant stock options at fair market value at the date of grant.

Barter credits received for property sold or sublet

      The Company accounts for the receipt of barter credits in accordance with EITF No. 93-11. Barter credits are recorded in the appropriate period when used depending upon the nature of the related expenditure.

-	FISCAL 2003 AS COMPARED TO FISCAL 2002
      Effective April 1, 2002, the Company purchased all of the outstanding common stock, as well as a portion of the preferred stock, of Kimmel Automotive, Inc. based in Baltimore, Maryland. In June 2002, the Company purchased the remaining preferred stock. Kimmel Automotive operated 34 tire and automotive repair stores in Maryland and Virginia, as well as Wholesale and Truck Tire Divisions (including two commercial stores). Effective June 29, 2002, the Company sold the Truck Tire division. The results of operations of Kimmel since its acquisition are included in the consolidated results of the Company for the twelve months ended March 29, 2003. The acquired operations were accretive to earnings for the twelve months ended March 29, 2003.
      Sales for fiscal 2003 increased $33.1 million, or 14.8% to $258.0 million as compared to $224.9 million in fiscal 2002. The increase was due to an increase of approximately

$29.5 million from stores added since April 1, 2001, of which the acquired Kimmel stores accounted for $24.8 million. Comparable store sales increased 2.9%. There were 306 selling days in fiscal years 2003 and 2002.
      During the year, 50 stores were added and four were closed. At March 29, 2003, the Company had 560 stores in operation.
      Management believes that the improvement in sales resulted from several factors aimed at driving store traffic, including an increase in the number of oil changes performed, an increase in scheduled maintenance services and an increase in commercial/fleet business. Coupled with price increases in areas such as shop supply and environmental fees, as well as in some product categories, the Company was able to offset the continuing decline in exhaust sales. The exhaust decline resulted, in part, from manufacturers’ use (beginning in the mid-1980s and completed in the mid-1990s) of non-corrosive stainless steel exhaust systems on almost all new cars which has extended the life of exhaust systems and resulted in declining exhaust sales.
      The Company introduced “Scheduled Maintenance” services in all of its stores late in the fourth quarter of fiscal 2001. These services are required by vehicle manufacturers to comply with warranty schedules, and are offered by Monro in a more convenient and cost competitive fashion than auto dealers can provide. Management believes that these services, which are offered both in bundled “packages” and individually, will continue to contribute positively to comparable store sales in future years, and help mitigate the aforementioned decline in exhaust which negatively impacted recent fiscal years.
      Additionally, the Company continued to reward store employees with pay programs focused on high customer service scores. Management believes that, in spite of the current tough economic environment, it is continuing to build the trust of its customers, through quality, integrity and fair pricing, and is gaining an advantage over some of its competitors.
      Gross profit for fiscal 2003 was $105.6 million or 40.9% of sales, as compared with $91.8 million or 40.8% of sales for fiscal 2002. The improvement in gross profit as a percentage of sales is primarily attributable to a decline in technician labor costs as well as distribution and occupancy costs which are included in cost of sales. As comparable store sales improve, the Company is able to better leverage the latter costs, many of which are fixed. Technician labor costs improved due to better operational control and improved productivity, as measured by sales per man hour. Since the Company began formally tracking this statistic over the last six years, productivity has increased every year, and since fiscal 1998, is up 29%.
      These decreases were partially offset by an increase in material usage primarily related to a shift in mix, which includes a greater percentage of higher-cost tire sales, since the acquisition of Kimmel.
      Operating, selling, general and administrative expenses for fiscal 2003 increased by $11.4 million to $81.0 million and, as a percentage of sales, increased by ..5% as compared to fiscal 2002. The increase is primarily due to increased store manager wages to improve the quality and retention of this highly important position for the Company, increased health insurance costs, and increased performance-based bonuses related to improved Company results. In addition, the Company recorded a compensation charge in both fiscal years 2003 and 2002 associated with the vesting of performance-based stock options granted in December 1998 to the Company’s Chief Executive Officer. The charge in fiscal year 2003 was approximately $1.6 million as compared to $.7 million in fiscal 2002. These increases were partially offset by a decrease in depreciation on computer systems and vehicles.
      Operating income in fiscal 2003 of $24.6 million, or 9.5% of sales, increased by $2.3 million from the fiscal 2002 level of $22.2 million, due to the factors discussed above.
      Interest expense, net of interest income, decreased as a percent of sales from 1.7% in fiscal 2002 to 1.0% in fiscal 2003. The weighted average interest rate for the year ended March 29, 2003 was approximately 1.0% lower than the rate of 7.8% for the year ended March 30, 2002. Additionally, the weighted average debt outstanding for the year ended March 29, 2003 decreased by approximately $11.5 million from fiscal 2002, resulting in a decrease in expense between the two years.
      As noted above, the Company discontinued amortization of goodwill in fiscal 2003 in accordance with SFAS 142. This change, along with net gains on disposals of fixed assets led to $.2 million of other income in fiscal 2003 as compared with other expense of $.8 million in fiscal 2002.
      The Company’s effective tax rate was 38% of pre-tax income in fiscal 2003 and 35.9% in fiscal 2002.
      Net income for fiscal 2003 increased by $2.4 million, or 21.4%, to $13.7 million as compared to $11.3 million in fiscal 2002, due to the factors discussed.

-	FISCAL 2002 AS COMPARED TO FISCAL 2001
      Sales for fiscal 2002 increased by $1.9 million, or .9% to $224.9 million as compared to $223.0 million in fiscal 2001. The increase was due to an increase of approximately $2.2 million from stores opened since April 1, 2000, as well as a comparable store sales increase of .3%. There were 306 selling days in fiscal 2002 and 307 days in fiscal 2001. Adjusted for days, comparable store sales increased .6%.
      During the year, four stores were added and one was closed. At March 30, 2002, the Company had 514 stores in operation.
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
      In addition, the Company purposefully increased its spending in the building maintenance area in fiscal 2001 to improve its stores, both structurally and cosmetically. This expense was scaled back in fiscal 2002. In fiscal 2002, the Company also reduced its accrual for real estate taxes for prior year taxes, which it believes will never be paid, related to closed stores. Additionally, the Company realized the benefits of warehouse process improvements including more efficient distribution and increased backhauling, resulting in a reduction in this expense line. Technician labor, which is included in cost of sales, also declined slightly as compared to the prior year, due to improved productivity and control.
      These declines were partially offset by an increase in material costs, primarily in the area of parts purchased outside the Company’s normal distribution system (“outside purchases”). Outside purchases increased as a percent of sales due to the Company’s foray into new services where it may not always have the required parts in stock. Additionally, parts proliferation continues to present challenges.
      Material costs also increased due to a shift in mix from exhaust and brakes, which carry lower material costs, to tires and maintenance services, which carry higher material costs. In addition, the LIFO reserve increased for the first time in several years due to an increase in the government indices for auto parts and tires.
      Operating, selling, general and administrative expenses for fiscal 2002 increased by $2.6 million to $69.6 million and, as a percentage of sales, increased by ..8% as compared to fiscal 2001. Three tenths of the increase, or $.7 million, is attributable to the compensation expense associated with the vesting of performance-based stock options granted in December 1998 to the Company’s Chief Executive Officer. The options vested in the first quarter of fiscal 2002 when the Company’s stock traded at $13 for 20 consecutive trading days. The balance of the increase is primarily due to increased depreciation related to the new store POS systems installed in fiscal 2001, increased store manager wages to improve the quality and retention of store managers, and slightly less cooperative advertising credits earned in fiscal 2002 as compared to fiscal 2001.
      Operating income in fiscal 2002 of $22.2 million, or 9.9% of sales, decreased by $.6 million from the fiscal 2001 level of $22.8 million, due to the factors discussed above.
      Interest expense, net of interest income, decreased as a percent of sales from 2.6% in fiscal 2001 to 1.7% in fiscal 2002. The weighted average interest rate for the year ended March 30, 2002 was approximately 1.7% lower than the rate of 9.5% for the year ended March 31, 2001. Additionally, the weighted average debt outstanding for the year ended March 30, 2002 decreased by approximately $14.5 million from fiscal 2001, resulting in a decrease in expense between the two years.
      The Company’s effective tax rate was 35.9% of pre-tax income in fiscal 2002 and 39.8% in fiscal 2001. The Company recorded a one-time tax benefit of $.4 million in the quarter ended June 30, 2001, due to a reduction in the Company’s effective tax rate. There has been a reduction in the Company’s overall effective state income tax rate because of the Company’s growth in lower-taxing states, especially in connection with the fiscal year 1999 Speedy acquisition. This one-time adjustment reduced the accrual for amounts provided in prior fiscal years. Additionally, this state rate reduction continued throughout fiscal year 2002, and accordingly, the Company reduced the provision for taxes from 39.8% to 38% of pre-tax income for fiscal 2002.
      Net income for fiscal 2002 increased by $1.6 million, or 16.6%, to $11.3 million as compared to $9.7 million in fiscal 2001, due to the factors discussed above.

-	CAPITAL RESOURCES AND LIQUIDITY

Capital Resources

      The Company’s primary capital requirements for fiscal 2003 were divided among the funding of its store expansion program and the upgrading of facilities and systems in existing stores, totaling $14.8 million, as well as net principal payments on long-term debt and capital leases of $8.2 million.

      In both fiscal years 2003 and 2002, these capital requirements were primarily met by cash flow from operations and through the use of the Company’s Revolving Credit facility.
      In December 1999, the Company’s Board of Directors authorized a share repurchase plan for up to 300,000 of the Company’s common shares. In May 2000, the Board of Directors approved an increase of 120,000 shares, bringing the total authorization to 420,000 shares. During fiscal 2001 and 2000, the Company purchased approximately 117,000 and 100,000 shares, respectively, at an aggregate price of $1.0 and $.8 million, respectively. Purchases of the shares may be made from time-to-time, depending upon market conditions.
      In fiscal 2004, the Company intends to open approximately five new stores. Total capital required to open a new store ranges, on average (based upon the last three fiscal years’ openings – excluding the Acquired Speedy stores), from $300,000 to $900,000 depending on whether the store is leased, owned or land leased. The Company also plans to continue to seek suitable acquisition candidates. The Company financed the fiscal 2003 acquisitions of Kimmel and Frasier primarily through borrowings under its existing bank Revolving Credit facility. Management believes that the Company has sufficient resources available (including cash flow from operations and bank financing) to expand its business as currently planned for the next several years.

Liquidity

      Payments due by period under long-term debt, other financing instruments and commitments are as follows:

			Within 2	Within 4
		Within	to	to	After
	Total	1 year	3 years	5 years	5 years

	(Dollars in Thousands)

Long-term debt, net of current portion	$33,146		$1,750	$30,736	$660
Capital lease commitments, net of current portion	3,037		761	832	1,444
Operating lease commitments, including synthetic lease	98,868	$15,820	24,129	43,241	15,678

Total	$135,051	$15,820	$26,640	$74,809	$17,782

      Concurrent with the closing of the acquisition of 189 company-operated Speedy stores in September 1998, the Company obtained a secured credit facility from a syndication of lenders led by The Chase Manhattan Bank. The financing structure consisted of a $25 million term loan and a $75 million Revolving Credit facility. Additionally, there was synthetic lease (off-balance sheet) financing for a significant portion of the Speedy real estate, totaling $35 million.

      In March 2003, the Company repaid the outstanding balance under its then existing term loan ($1.9 million) and renewed its credit facility agreement. The amended financing arrangement consists of an $83.5 million Revolving Credit facility (of which approximately $31 million was outstanding at March 29, 2003), and synthetic lease financing totaling $27.4 million (all of which was outstanding at March 29, 2003).
      The loans bear interest at the prime rate or other LIBOR-based rate options tied to the Company’s financial performance. Interest only is payable monthly on the Revolving Credit and synthetic lease borrowings throughout the term. The Company must also pay a facility fee on the unused portion of the commitment.
      The Revolving Credit portion of the facility has a three-year term expiring in September 2006. In connection with the Company’s evaluation of Financial Interpretation No. 46 (“FIN 46”) on the future accounting for its synthetic lease arrangement (Notes 1 and 11), the Company negotiated a provision in the credit agreement that provides it with two alternatives as to the ultimate structure and term of the financing related to the Speedy real estate. Specifically, the Company may either renew the synthetic lease for an additional five years through September 2008 or convert the financing to a three year, non-amortizing revolving credit loan.
      The Revolving Credit facility is secured by all accounts receivable, inventory and other personal property. The Company has also entered into a negative pledge agreement not to encumber any real property or equipment, with certain permissible exceptions. The synthetic lease is secured by the real property to which it relates.
      Within the aforementioned $83.5 million Revolving Credit facility, the Company has available a subfacility of $10 million for the purpose of issuing standby letters of credit. The line requires fees aggregating 1.625% annually of the face amount of each standby letter of credit, payable quarterly in arrears. There were $4.1 million in outstanding letters of credit under this line at March 29, 2003.
      During fiscal 1995, the Company purchased 12.7 acres of land for $.7 million from the City of Rochester, New York, on which its office/warehouse facility is located. The City has provided financing for 100% of the cost of the land via a 20-year non-interest bearing mortgage, all due and payable in 2015.
      To finance its office/warehouse building, the Company obtained permanent mortgage financing in fiscal 1996 consisting of a 10-year mortgage for $2.9 million and an eight-year term loan in the amount of $.7 million. Both obligations require monthly interest payments, and each may be converted from a floating rate to a fixed rate loan before the last two years of their respective terms. The mortgage requires equal monthly installments of principal based on a 20-year amortization period, and the term loan requires constant monthly payments of principal to fully amortize the debt over the eight-year term. The Company entered into an interest rate swap agreement with a major financial institution which effectively fixes the interest rate over the terms of the aforementioned agreements at 7.15%.
      The Company’s Store Mortgage Notes Payable (Note 6), which had seven year terms, were paid in full in fiscal 2003.
      The Company is a party to two additional interest rate swap agreements, expiring in calendar year 2003, with an aggregate notional amount of $34 million. The purpose of these agreements is to limit the interest rate exposure on the Company’s floating rate debt. Fixed rates under these agreements range from 5.21% to 5.23%.
      Certain of the Company’s long-term debt agreements require, among other things, the maintenance of specified interest and rent coverage ratios and amounts of tangible net worth. They also contain restrictions on dividend payments. The Company is in compliance with these requirements at March 29, 2003. These agreements permit mortgages and specific lease financing arrangements with other parties with certain limitations.

-	INFLATION
      The Company does not believe its operations have been materially affected by inflation. The Company has been successful, in many cases, in mitigating the effects of merchandise cost increases principally through the use of volume discounts and alternative vendors.

-	FINANCIAL ACCOUNTING STANDARDS
      On June 29, 2001, the FASB issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations”, and SFAS 142. The provisions of SFAS 141 require the use of purchase accounting for all business combinations and the separate allocation of purchase price to intangible assets if specific criteria are met. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001. The provisions of SFAS 142 provide that goodwill and intangible assets with indefinite useful lives should not be amortized, but rather tested at least annually for impairment. Intangible assets that have finite useful lives should continue to be amortized over their estimated useful lives. SFAS 142 also provides specific guidance for testing goodwill and intangible assets for impairment. The Company adopted SFAS 142 effective March 31, 2002. There was no impairment charge required upon adoption of SFAS 142. The adoption of SFAS 141 did not have a material impact on the Company’s financial position or results of operations.
      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard harmonizes the accounting for impaired assets and resolves some of the implementation issues of Statement of Financial Accounting Standards No. 121 (“SFAS 121”), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. SFAS 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. It also retains the basic provisions for presenting discontinued operations in the income statement but broadens the scope to include a component of an entity rather than a segment of a business. The Company adopted this standard in fiscal 2003 with no material effect on its financial position, results of operations or cash flows.
      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 requires that a liability for the cost associated with an exit or disposal activity be recognized when it is incurred and measured initially at its fair value. The new guidance will impact the timing of recognition and the initial measurement of the amount of liabilities recognized in connection with exit or disposal activities initiated after December 31, 2002, the effective date of SFAS 146. The Company adopted this standard in the fourth quarter of fiscal 2003, with no material effect on its consolidated financial statements.
      In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor”. This pronouncement addresses the accounting issues pertaining to cash consideration received by a reseller from a vendor. This consensus must be applied in financial statements for periods beginning after December 15, 2002. The Company adopted the provisions of this consensus in the fourth quarter of fiscal 2003, with no material effect on its consolidated financial statements. However, in the future, the consensus may impact the timing of the recognition of the aforementioned cash consideration as income.
      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”), “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123”. This Statement amends SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The requirements of SFAS 148 are applicable to annual financial statements for periods ending after December 15, 2002 and interim disclosure requirements are applicable for periods beginning after December 15, 2002. The Company adopted the provisions of SFAS No. 148 with respect to the disclosure requirements in the fourth quarter of fiscal 2003.
      In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51. This pronouncement addresses consolidation and disclosure by business enterprises of variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is involved with a variable interest entity through its synthetic lease arrangement with Brazos Automotive Properties, L.P. (“Brazos”), consummated in September 1998. The Company leases automotive repair stores valued at approximately $27.4 million from Brazos.
      FIN 46’s consolidation criteria are based on an analysis of risks and rewards, not control, and represent a significant and complex modification of previous accounting principles. In connection with the amendment of its credit facility in March 2003, the Company’s existing lenders agreed to provide two alternatives within the agreement as to the ultimate structure of the financing related to these properties since the Company had not yet determined the impact of the adoption of this interpretation on its consolidated financial statements. Specifically, the agreement allowed the Company to either renew the synthetic lease for an additional five years through September 2008, if it were able to meet the criteria of FIN 46, or convert the financing to a three-year revolving, non-amortizing credit loan which would require recording the related assets and liabilities on the books of the Company. As of June 2003, the Company has decided to consolidate the partnership holding the assets and debt. This will result in additional depreciation expense of approximately $.5 million annually.
      In November 2002, the FASB published Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end. The Company believes this statement will have an inconsequential effect on its financial position and future results of operations.

Item 7a.	Quantitative and Qualitative Disclosures about Market Risk

      The Company is exposed to market risk from potential changes in interest rates. The Company regularly evaluates these risks and has entered into three interest rate swap agreements, expiring from 2003 to 2005, with an aggregate notional amount of $36 million. The agreements limit the interest rate exposure on the Company’s floating rate debt via the exchange of fixed and floating rate interest payments periodically over the life of the agreement without the exchange of the underlying principal amounts. Fixed rates under these agreements range from 5.21% to 7.15%.

      At year end March 2003 and 2002, approximately 1% of the Company’s long-term debt, excluding capital leases, was at fixed interest rates and therefore, the fair value is affected by changes in market interest rates. Long-term debt, including current portion, had a carrying amount of $33.4 million and a fair value of $32.7 million as of March 29, 2003, as compared to a carrying amount of $41.0 million and a fair value of $40.1 million as of March 30, 2002. The Company’s cash flow exposure on floating rate debt, which is not supported by interest rate swap agreements, would have resulted in interest expense fluctuating approximately $.2 million for fiscal year ended March 29, 2003 and $.4 million for fiscal year ended March 30, 2002, given a 1% change in LIBOR.
      The Company believes the amount of risk and the use of derivative financial instruments described above are not material to the Company’s financial condition or results of operations.

Financials

Item 8.    Financial Statements and Supplementary Data

Accountants’ Report

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and

Shareholders of
Monro Muffler Brake, Inc.

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Monro Muffler Brake, Inc. and its subsidiaries at March 29, 2003 and March 30, 2002, and the results of their operations and their cash flows for each of the three years in the period ended March 29, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in note 2, the Company restated its consolidated financial statements for each of the two years in the period ended March 30, 2002.

PRICEWATERHOUSECOOPERS LLP
Rochester, New York
June 30, 2003

Balance Sheet

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

Consolidated	March 29,	March 30,
Balance Sheet	2003	2002
		Restated

	(Dollars in thousands)
Assets
Current assets:
Cash and equivalents, including interest-bearing accounts of $69 in 2003 and $442 in 2002	$69	$442
Trade receivables	1,902	1,226
Inventories	51,256	44,821
Deferred income tax asset	1,661	664
Other current assets	8,989	6,083

Total current assets	63,877	53,236

Property, plant and equipment	222,278	207,833
Less — Accumulated depreciation and amortization	(90,130)	(81,049)

Net property, plant and equipment	132,148	126,784

Intangible assets and other noncurrent assets	11,175	5,776

Total assets	$207,200	$185,796

Liabilities and Shareholders’ Equity

Current liabilities:
Current portion of long-term debt	$625	$10,813
Trade payables	16,955	12,739
Federal and state income taxes payable	1,593	608
Accrued interest	44	219
Accrued payroll, payroll taxes and other payroll benefits	7,968	5,326
Accrued insurance	1,857	986
Other current liabilities	12,955	10,122

Total current liabilities	41,997	40,813
Long-term debt	36,183	34,123
Other long-term liabilities	3,500	3,813
Deferred income tax liability	1,128	503

Total liabilities	82,808	79,252

Commitments
Shareholders’ equity:
Class C Convertible Preferred Stock, $1.50 par value, $.216 conversion value; 150,000 shares authorized; 65,000 and 91,727 shares issued and outstanding at March 29, 2003 and March 30, 2002, respectively	97	138
Common Stock, $.01 par value, 15,000,000 shares authorized; 8,785,860 and 8,435,324 shares issued and outstanding at March 29, 2003 and March 30, 2002, respectively	88	84
Treasury Stock, 216,800 shares at March 29, 2003 and March 30, 2002, at cost	(1,831)	(1,831)
Additional paid-in capital	42,178	37,933
Note receivable from shareholder	(78)	(183)
Accumulated other comprehensive income	(859)	(666)
Retained earnings	84,797	71,069

Total shareholders’ equity	124,392	106,544

Total liabilities and shareholders’ equity	$207,200	$185,796

The accompanying notes are an integral part of these financial statements.

Income Statement

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

Consolidated
Statement of	Year ended fiscal March,
Income	2003	2002	2001

	Restated

	(Dollars in thousands, except
	per share data)
Sales	$258,026	$224,853	$222,955
Cost of sales, including distribution and occupancy costs	152,432	133,042	133,196

Gross profit	105,594	91,811	89,759
Operating, selling, general and administrative expenses	81,040	69,604	66,988

Operating income	24,554	22,207	22,771
Interest expense, net of interest income of $57 in 2003, $34 in 2002 and $95 in 2001	2,601	3,731	5,768
Other (income) expense, net	(189)	833	896

Income before provision for income taxes	22,142	17,643	16,107
Provision for income taxes	8,414	6,336	6,411

Net income	$13,728	$11,307	$9,696

Earnings per share:
Basic	$1.62	$1.38	$1.19

Diluted	$1.46	$1.25	$1.09

Weighted average number of shares of Common Stock and Common Stock equivalents used in computing earnings per share:
Basic	8,466	8,195	8,182

Diluted	9,403	9,055	8,891

The accompanying notes are an integral part of these financial statements.

Changes in
Shareholders’ Equity

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

Consolidated
Statement of	Class C				Note			Accumulated
Changes in	Convertible			Additional	Receivable			Other
Shareholders’	Preferred	Common	Treasury	Paid-in	From	Retained		Comprehensive
Equity	Stock	Stock	Stock	Capital	Shareholder	Earnings		Income	Total

	(Dollars in thousands)

Balance at March 31, 2000	$138	$83	$(803)	$36,370	$(392)	$50,066	*	$0	$85,462	*
Net income						9,696			9,696
Exercise of stock options		1		262					263
Note receivable from shareholder					104				104
Purchase of treasury shares			(1,028)						(1,028)

Balance at March 31, 2001	138	84	(1,831)	36,632	(288)	59,762	*	0	94,497	*
Net income						11,307	*		11,307	*
Other comprehensive income:
FAS 133 adjustment (1)								(666)	(666)

Total comprehensive income									10,641	*
Exercise of stock options				782					782
Note receivable from shareholder					105				105
Vesting of non-qualified stock Options				519					519

Balance at March 30, 2002	138	84	(1,831)	37,933	(183)	71,069	*	(666)	106,544	*
Net income						13,728			13,728
Other comprehensive income:
FAS 133 adjustment (1)								194	194
Minimum pension liability adjustment (1)								(387)	(387)

Total comprehensive income									13,535
Conversion of Class C convertible preferred stock into common stock	(41)	2		39					0
Tax benefit from employer stock plans				351					351
Exercise of stock options		2		2,044					2,046
Note receivable from shareholder					105				105
Vesting of non- qualified stock options				1,811					1,811

Balance at March 29, 2003	$97	$88	$(1,831)	$42,178	$(78)	$84,797		$(859)	$124,392

(1)	Components of comprehensive income are reported net of related taxes of $86 and $440 in fiscal years 2003 and 2002, respectively.

*	As restated: Retained earnings for March 31, 2000 as initially presented was $53,379. See Note 2 to these financial statements for other years.

The accompanying notes are an integral part of these financial statements.

Cash Flows

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

Consolidated
Statement	Year ended fiscal March,
of Cash Flows	2003	2002	2001
		Restated	Restated

	(Dollars in thousands)
	Increase (Decrease) in Cash
Cash flows from operating activities:
Net income	$13,728	$11,307	$9,696

Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	12,338	12,834	12,963
Non-qualified stock option expense	1,603	727
Net change in deferred income taxes	84	647	2,725
(Gain) loss on disposal of property, plant and equipment	(48)	204	(154)
Increase in trade receivables	(287)	(65)	(181)
Increase in inventories	(4,247)	(3,750)	(1,330)
(Increase) decrease in other current assets	(2,764)	488	(1,362)
(Increase) decrease in other noncurrent assets	(99)	333	1,623
Increase (decrease) in trade payables	3,192	1,591	(460)
Increase (decrease) in accrued expenses	3,566	663	(317)
Increase (decrease) in income taxes payable	945	(40)	(70)
Decrease in other long-term liabilities	(622)	(926)	(1,740)

Total adjustments	13,661	12,706	11,697

Net cash provided by operating activities	27,389	24,013	21,393

Cash flows from investing activities:
Capital expenditures	(14,822)	(8,615)	(11,045)
Acquisitions, net of cash acquired	(7,228)
Proceeds from the sale of property, plant and equipment	422	78	1,113

Net cash used for investing activities	(21,628)	(8,537)	(9,932)

Cash flows from financing activities:
Proceeds from borrowings	115,060	116,374	77,050
Principal payments on long-term debt and capital lease obligations	(123,239)	(132,941)	(87,502)
Purchase of common stock			(1,028)
Exercise of stock options	2,045	782	263

Net cash used for financing activities	(6,134)	(15,785)	(11,217)

(Decrease) increase in cash	(373)	(309)	244
Cash at beginning of year	442	751	507

Cash at end of year	$69	$442	$751

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated
Financial Statements

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

-	NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES

Background

      Monro Muffler Brake, Inc. and its wholly owned subsidiaries, Monro Service Corporation and Monro Leasing, LLC (the “Company”), had 560 Company-operated and 19 dealer-operated automotive repair centers located primarily in the northeast region of the United States as of March 29, 2003.

      The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with such principles requires the use of estimates by management during the reporting period. Actual results could differ from those estimates.
      A description of the Company’s major accounting policies follows.

Fiscal year

      During the fiscal year ended March 31, 2001, the Board of Directors of the Company elected to change the Company’s fiscal year end from March 31 to the last Saturday in March. This change was effective with fiscal year 2002 which began on April 1, 2001.

      The following are the dates represented by each fiscal period:
      “Year ended Fiscal March 2003”: March 31, 2002 – March 29, 2003 (52 weeks)
      “Year ended Fiscal March 2002”: April 1, 2001 – March 30, 2002 (52 weeks)

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

Comprehensive income

      The Company adopted Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities”, at the beginning of fiscal 2002. As it relates to the Company, comprehensive income is defined as net earnings as adjusted for minimum pension liability and SFAS 133 adjustment to equity, and is reported net of related taxes.

Warranty

      The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales, except for tire road hazard warranties which are accounted for in accordance with FASB Technical Bulletin 90-1. Revenue from the sale of these agreements are recognized on a straight-line basis over the contract period. The warranty reserve and warranty expense related to all product warranties at and for the fiscal years ended March 2003 and 2002 were not material to the Company’s financial position or results of operations.

Inventories

      The Company’s inventories consist of automotive parts and tires.

      Substantially all merchandise inventories are valued under the first-in, first-out (FIFO) method. In fiscal 2003, the Company changed its method of inventory valuation from the last-in, first-out (LIFO) method to FIFO. The effect of this change on the Company’s consolidated financial statements for the years presented was not material. Under the FIFO method, these inventories would have been $252,000 and $47,000 higher at March 30, 2002 and March 31, 2001, respectively.

Property, plant and equipment

      Property, plant and equipment are stated at cost. Depreciation of property, plant and equipment is provided on the straight-line basis. Buildings and improvements are depreciated over lives varying from 10 to 39 years; machinery, fixtures and equipment over lives varying from 5 to 15 years; and vehicles over lives varying from 4 to 8 years. Computer software is depreciated over 5 years. When property is sold or retired, the cost and accumulated depreciation are eliminated from the accounts and a gain or loss is recorded in the Statement of Income. Expenditures for maintenance and repairs are expensed as incurred.

      Certain leases have been capitalized and are classified on the balance sheet as fixed assets. These assets are being amortized on a straight-line basis over their estimated lives, which coincide with the terms of the leases (Note 4).
      The Company accounts for impaired long-lived assets in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”. This standard prescribes the method for asset impairment evaluation for long-lived assets and certain identifiable intangibles that are either held and used or to be disposed of. The Company evaluates the ability to recover long-lived assets whenever events or circumstances indicate that the carrying value of the asset may not be recoverable. In the event assets are impaired, losses are recognized to the extent the carrying value exceeds the fair value. In addition, the Company reports assets to be disposed of at the lower of the carrying amount or the fair market value less selling costs.

Goodwill and intangible assets

      For acquisitions completed on or before June 30, 2001, the excess of the cost over the fair value of net assets of purchased businesses is recorded as goodwill and until March 30, 2002, was amortized on a straight-line basis over

Notes to Consolidated
Financial Statements

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

of at the lower of the carrying amount or the fair market value less selling costs.

Goodwill and intangible assets

      For acquisitions completed on or before June 30, 2001, the excess of the cost over the fair value of net assets of purchased businesses is recorded as goodwill and until March 30, 2002, was amortized on a straight-line basis over periods of 20 years or less. The cost of other acquired intangibles is amortized on a straight-line basis over their estimated useful lives.

      The Company has adopted Statement of Financial Accounting Standards No. 141 (“SFAS 141”), “Business Combinations”. All business combinations consummated on or after July 1, 2001 are accounted for in accordance with that pronouncement. In addition, in accordance with Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, effective March 31, 2002, the Company no longer amortizes goodwill. The Company tests its recorded goodwill balance for impairment at least annually.

Barter credits received for properties sold/sublet

      The Company accounts for the receipt of barter credits in accordance with EITF No. 93-11. Barter credits are recorded in the appropriate period when used depending upon the nature of the related expenditure.

Advertising

      The Company expenses the production costs of advertising the first time the advertising takes place, except for direct response advertising which is capitalized and amortized over its expected period of future benefits.

      Direct response advertising consists primarily of coupons for the Company’s services. The capitalized costs of this advertising are amortized over the period of the coupon’s validity, which ranges from six weeks to one year.
      Prepaid advertising at fiscal year end March 2003 and 2002, and advertising expense for the fiscal years ended March 2003, 2002 and 2001, were not material to these financial statements.

Store opening and closing costs

      New store opening costs are charged to expense in the fiscal year when incurred. When the Company closes a store, the estimated unrecoverable costs, including the remaining lease obligation, are charged to expense.

Derivative financial instruments

      Effective April 1, 2001, the Company adopted SFAS 133, as amended by Statement of Financial Accounting Standards No. 138 (“SFAS 138”), “Accounting for Certain Derivative Instruments and Certain Hedging Activities”. SFAS 133/138 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction, and if it is, depending on the type of hedge transaction.

      The notional amount of derivative financial instruments, which consisted solely of interest rate swaps used to minimize the risk and/or costs associated with changes in interest rates, was approximately $36 million at March 29, 2003. At that date, swap maturities ranged from August 2003 through October 2005. These swap contracts require the Company to pay fixed rates of interest ranging from 5.21% to 7.15% and receive variable rates of interest based on the 30 day LIBOR rate (plus a spread of 80 basis points in the case of the 7.15% fixed rate contract).
      At March 29, 2003, the fair value of the contracts, net of tax, is recorded as a component of other comprehensive income in the Statement of Changes in Shareholders’ Equity.

Treasury Stock

      In November 1999, the Board of Directors approved a share repurchase program initially authorizing the Company to purchase up to 300,000 shares of its common stock at market prices. In May 2000, the Board of Directors approved an increase of 120,000 shares, bringing the total authorization to 420,000 shares. The amount and timing of any purchase will depend upon a number of factors, including the price and availability of the Company’s shares and general market conditions. The Company’s purchases of common stock are recorded as “Treasury Stock” and result in a reduction of “Shareholders’ Equity”.

Stock-based compensation

      The Company measures stock-based compensation cost as the excess of the quoted market price of the Company’s common stock at the grant date over the amount the employee must pay for the stock. The Company’s policy generally is to grant stock options at fair market value at the date of grant.

      As permitted under Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”, the Company measures stock-based compensation cost as the excess of the quoted market price of the Company’s common stock at the grant date over the amount the employee must pay for the stock. However, SFAS 123 requires disclosure of pro forma net income and pro forma net income per share as if the fair value-based method had been applied in measuring compensation cost for the stock-based awards granted subsequent to fiscal year 1995.

Notes to Consolidated
Financial Statements

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

Notes to Consolidated
Financial Statements

     Reported and pro forma net income and earnings per share amounts are set forth below:

	Year ended fiscal March,
	2003	2002	2001

	Restated

	(Dollars in thousands, except
	per share data)

Net income, as reported	$13,728	$11,307	$9,696
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(959)	(429)	(514)

Pro forma net income	$12,769	$10,878	$9,182

Earnings per share:
Basic-as reported	$1.62	$1.38	$1.19

Basic-pro forma	$1.51	$1.33	$1.12

Diluted-as reported	$1.46	$1.25	$1.09

Diluted-pro forma	$1.37	$1.20	$1.03

      The weighted average fair value per option at the date of grant for options granted during fiscal 2003, 2002 and 2001 was $8.97, $5.87 and $4.36, respectively. Pro forma compensation expense computed under SFAS 123 for fiscal 2003 includes approximately $400,000 related to 80,000 stock options granted to the Company’s Chief Executive Officer in fiscal 2003. These stock options were immediately vested.

      The fair values of the options granted were estimated on the date of their grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Year ended fiscal March,
	2003	2002	2001

Risk free interest rate	4.46%	5.25%	6.02%
Expected life	9 years	9 years	9 years
Expected volatility	29.6%	29.6%	29.7%
Expected dividend yield	0%	0%	0%

      Forfeitures are recognized as they occur.

Statement of Cash Flows

      For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

Reclassifications

      Certain amounts in these financial statements have been reclassified to improve reporting and maintain comparability among the periods presented.

Recent accounting pronouncements

      On June 29, 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 141 and SFAS 142. The provisions of SFAS 141 require the use of purchase accounting for all business combinations and the separate allocation of purchase price to intangible assets if specific criteria are met. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001. The provisions of SFAS 142 provide that goodwill and intangible assets with indefinite useful lives should not be amortized, but rather tested at least annually for impairment. Intangible assets that have finite useful lives should continue to be amortized over their estimated useful lives. SFAS 142 also provides specific guidance for testing goodwill and intangible assets for impairment. The Company adopted SFAS 142 effective March 31, 2002. There was no impairment charge required upon adoption of SFAS 142. The adoption of SFAS 141 did not have a material impact on the Company’s financial position or results of operations.

      In October 2001, the FASB issued SFAS 144, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard harmonizes the accounting for impaired assets and resolves some of the implementation issues of Statement of Financial Accounting Standards No. 121 (“SFAS 121”), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. It retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. It also retains the basic provisions for presenting discontinued operations in the income statement but broadens the scope to include a component of an entity rather than a segment of a business. The Company adopted this standard in fiscal 2003 with no material effect on its financial position or results of operations.
      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, (“SFAS 146”) “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. SFAS 146 requires that a liability for the cost associated with an exit or disposal activity be recognized when it is incurred and measured initially at its fair value. The new guidance will impact the timing of recognition and the initial measurement of the amount of liabilities recognized in connection with exit or disposal activities initiated after December 31, 2002, the effective date of SFAS 146. The Company adopted this standard in the fourth quarter of fiscal 2003, with no material effect on its consolidated financial statements.
      In November 2002, the EITF reached a consensus on EITF No. 02-16 “Accounting by a Reseller for Cash Consideration Received from a Vendor”. This pronouncement

Notes to Consolidated
Financial Statements

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

Notes to Consolidated
Financial Statements

addresses the accounting issues pertaining to cash consideration received by a reseller from a vendor. This consensus must be applied in financial statements for periods beginning after December 15, 2002. The Company adopted the provisions of this consensus in the fourth quarter of fiscal 2003, with no material effect on its consolidated financial statements. However, in the future, the consensus may impact the timing of the recognition of the aforementioned cash consideration as income.

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123”. This Statement amends SFAS 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The requirements of SFAS 148 are applicable to annual financial statements for periods ending after December 15, 2002 and interim disclosure requirements are applicable for periods beginning after December 15, 2002. The Company adopted the provisions of SFAS 148 with respect to the disclosure requirements in the fourth quarter of fiscal 2003.
      In January 2003, the FASB issued Interpretation No. 46, (“FIN 46”), “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51. This pronouncement addresses consolidation and disclosure by business enterprises of variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is involved with a variable interest entity through its synthetic lease arrangement with Brazos Automotive Properties, L.P. (“Brazos”), consummated in September 1998. The Company leases automotive repair stores valued at approximately $27.4 million from Brazos.
      FIN 46’s consolidation criteria are based on an analysis of risks and rewards, not control, and represent a significant and complex modification of previous accounting principles. The Company is in the process of analyzing the impact of the adoption of this interpretation on its consolidated financial statements, which it will adopt on June 29, 2003, as well as its alternatives as to the structure of the financing arrangement. In that regard, in connection with the amendment of its credit facility in March 2003, the Company’s existing lenders agreed to provide two alternatives within the agreement as to the ultimate structure of the financing related to these properties. Specifically, the Company may either renew the synthetic lease for an additional five years through September 2008, if it is able to meet the criteria of FIN 46, or convert the financing to a three-year revolving, non-amortizing credit loan which would require recording the related assets and liabilities on the books of the Company. The latter would also result in additional depreciation expense of approximately $.5 million annually, and possibly a cumulative charge to equity for depreciation of these assets since September 1998 of approximately $2.5 million.
      In November 2002, the FASB published Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor’s fiscal year-end. The Company believes this statement will have an inconsequential effect on its financial position and future results of operations.

-	NOTE 2 — RESTATEMENT OF FINANCIAL STATEMENTS

      During fiscal years 1999 to 2001, the Company sublet or sold a total of 14 closed store properties to Icon International, a barter company. In connection with the preparation of the Company’s consolidated financial statements for fiscal 2003, the Company revised the original accounting for these barter transactions and the resulting barter credits. Accordingly, the Company’s audited financial statements reflect a cumulative $2.5 million reduction to retained earnings at April 1, 2000, after related income taxes of $1.7 million, to record the impairment charge related to the store closures in fiscal 1998 through 2000. Further, operating, selling, general and administrative expenses for fiscal 2002 were reduced by $114,000, resulting in an increase in net income of $73,000 ($.01 per share) from that previously reported to $11,307,000 or $1.25 per diluted share, related to the recognition of barter credits utilized by the Company during that year. There was no change to the fiscal 2001 income statement.

      In addition, the Company revised its original accounting for the restructuring reserve that was established in connection with its acquisition of 189 company-operated and 14 franchised Speedy stores in fiscal 1999. The revision reflects the operating results of 41 stores it closed in fiscal 1999 and 2000 in connection with that acquisition, and certain other costs, in its fiscal 1999 and 2000 income statements instead of providing for these costs in the restructuring reserve as originally recorded. Accordingly, the Company’s audited financial statements reflect a cumulative $.8 million reduction

Notes to Consolidated
Financial Statements

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

Notes to Consolidated
Financial Statements

of retained earnings at April 1, 2000, after related income taxes of $.5 million. The Company’s reported net income was reduced by $.3 million and $.5 million in fiscal 1999 and 2000, respectively, related to this revision. However, there was no change to the Company’s income statements for fiscal 2003, 2002 or 2001 as the impact was not material.

      The Company’s financial statements reflect adjustments to the following items in connection with the accounting revisions discussed above.

	Year ended fiscal March,
	2002	2002	2001	2001
	As	As	As	As
	Previously	Restated	Previously	Restated
Financial statement caption	Reported		Reported

	(Dollars in thousands, except for share amounts)

CONSOLIDATED STATEMENT OF INCOME
Operating, selling, general and administrative expenses	$69,718	$69,604
Operating income	22,093	22,207
Income before provision for income taxes	17,529	17,643
Provision for income taxes	6,295	6,336
Net income	11,234	11,307
Earnings per share — basic	$1.37	$1.38
Earnings per share — diluted	$1.24	$1.25

CONSOLIDATED BALANCE SHEET
Other current assets	$6,626	$6,083	$6,898	$5,558
Total current assets	53,779	53,236	50,780	49,440
Property, plant and equipment	208,768	207,833	209,420	208,321
Accumulated depreciation and amortization	(81,557)	(81,049)	(77,934)	(77,379)
Net property, plant and equipment	127,211	126,784	131,486	130,942
Intangible assets and other non current assets	8,309	5,776	12,586	10,113
Total assets	189,299	185,796	194,852	190,494
Other current liabilities	8,952	10,122	8,565	8,200
Total current liabilities	39,643	40,813	37,582	37,617
Other long-term liabilities	3,078	3,813	3,078	3,717
Deferred income tax liability	2,671	503	6,014	3,805
Total liabilities	79,515	79,252	97,042	95,997
Retained earnings	74,309	71,069	63,075	59,762
Total shareholders’ equity	109,784	106,544	97,810	94,497
Total liabilities and shareholders’ equity	189,299	185,796	194,852	190,494

CONSOLIDATED STATEMENT OF CASH FLOWS
Net change in deferred income taxes	$606	$647	$—	$—
(Increase) decrease in other current assets	273	488	(1,406)	(1,362)
(Increase) decrease in other noncurrent assets	273	333	947	1,623
Increase (decrease) in accrued expenses	541	663	(192)	(317)
Decrease in other long-term liabilities	(415)	(926)	(1,145)	(1,740)
Total adjustments	12,779	12,706	—	—

Notes to Consolidated
Financial Statements

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

-	NOTE 3 — ACQUISITIONS

Kimmel Automotive, Inc.

      Effective April 1, 2002, the Company purchased all of the outstanding common stock, as well as a portion of the preferred stock, of Kimmel Automotive, Inc. (“Kimmel”), based in Baltimore, Maryland. Kimmel Automotive operated 34 tire and automotive repair stores in Maryland and Virginia, as well as Wholesale and Truck Tire Divisions (including two commercial stores). The purchase price for Kimmel was approximately $6 million in cash, plus the assumption of approximately $4 million of liabilities. The acquisition was financed through the Company’s existing bank credit facility.

      Although the 15 Kimmel Tire and Automotive Centers in Baltimore and 19 Tread Quarters stores in Virginia are in the same general markets in which Monro competes, Monro and Kimmel are mainly situated in non-overlapping areas. There are no plans to close any of the Kimmel stores, which will continue to operate under the current brand names.
      In June 2002, the Company purchased the remaining preferred stock of Kimmel, with a face value of $1.6 million, for approximately $.7 million. The $.7 million is included in the liabilities assumed in the purchase of Kimmel. Additionally, effective June 29, 2002, the Company sold Kimmel’s Truck Tire division, including its retread plant and two commercial stores, for approximately $.4 million in cash and $.5 million in notes receivable. The sale of these assets effectively reduced the net purchase price of the retail store operations.
      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the Kimmel Acquisition.

At April 1, 2002
(Dollars in thousands)

Current assets	$2,400
Property, plant and equipment	2,250
Intangible assets and other noncurrent assets	5,550

Total assets acquired	10,200
Current liabilities	2,900
Other long-term liabilities	1,200
Deferred income tax liability	200

Total liabilities assumed	4,300

Net assets acquired	$5,900

      See Note 5 for goodwill and intangible asset disclosures related to the Kimmel Acquisition.
      The results of operations of Kimmel are included in the Company’s results from April 1, 2002.
      Unaudited pro forma results of operations for the fiscal year ended March 30, 2002, as if the Kimmel Acquisition had occurred at the beginning of that fiscal year, follow. The pro forma results include estimates and assumptions which management believe are reasonable, including adjustments to reflect amortization of acquired intangible assets, depreciation based on the adjustment to the fair market value of property acquired, interest on acquisition debt, elimination of the results of Kimmel Truck Tire, which was disposed of in June 2002, and related income tax effects. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results which would have occurred if the Kimmel Acquisition had been in effect on the dates indicated, or which may result in the future.

Year ended fiscal
March, 2002
(Dollars in thousands,
except for per share amounts)

Sales	$248,566
Net income	11,219
Earnings per share:
Basic	$1.37

Diluted	$1.24

Frasier Tire Service, Inc.

      On February 10, 2003, the Company acquired certain assets of Frasier Tire Service, Inc. (“Frasier”), representing ten company-operated Frasier Tire Service store locations in the Charleston and Columbia, South Carolina markets. The purchased assets consist primarily of inventory and equipment. The purchase price of the assets was approximately $1 million in cash. The acquisition was financed through the Company’s existing bank facility. The results of operations of the acquired Frasier stores are included in the Company’s results from February 10, 2003.

Notes to Consolidated
Financial Statements

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

-	NOTE 4 — PROPERTY, PLANT AND EQUIPMENT

      The major classifications of property, plant and equipment are as follows:

	March 29, 2003			March 30, 2002*
	Owned	Leased	Total	Owned	Leased	Total

	(Dollars in thousands)

Land	$30,319		$30,319	$27,464		$27,464
Buildings and improvements	98,653	$4,332	102,985	92,198	$5,491	97,689
Equipment, signage and fixtures	77,647		77,647	71,419		71,419
Vehicles	9,416	921	10,337	8,683	1,083	9,766
Construction-in-progress	990		990	1,495		1,495

	217,025	5,253	222,278	201,259	6,574	207,833
Less — Accumulated depreciation and amortization	86,728	3,402	90,130	76,672	4,377	81,049

	$130,297	$1,851	$132,148	$124,587	$2,197	$126,784

* As restated.

      Interest costs capitalized aggregated $31,000 in 2003 and $136,000 in 2002.
      Amortization expense recorded under capital leases totaled $406,000, $562,000 and $534,000 for the fiscal years ended March 2003, 2002 and 2001, respectively.

-	NOTE 5 — INTANGIBLE ASSETS AND OTHER NONCURRENT ASSETS

Goodwill

      The Company performed the required transitional impairment test as of March 31, 2002, the date of its adoption of SFAS 142, and the first required annual impairment test of goodwill during the third quarter of fiscal 2003. No impairment loss resulted from the transitional goodwill impairment test or from the annual impairment test for fiscal 2003.

      The changes in goodwill during fiscal 2002 and 2003 were as follows:

(Dollars in thousands)

Balance at March 31, 2001, as restated	$4,835
Amortization of goodwill	(529)

Balance at March 30, 2002, as restated	4,306
Goodwill related to acquisitions (Note 3) amort of goodwill	3,844

Balance at March 29, 2003	$8,150

      Goodwill acquired in fiscal 2003 relates to the purchase of Kimmel for $3,397,000 and Frasier for $447,000. The goodwill recorded for the Frasier acquisition is amortizable for tax purposes while the Kimmel goodwill is not.

Notes to Consolidated
Financial Statements

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

Notes to Consolidated
Financial Statements

31

      Transitional disclosures regarding the effect of goodwill amortization on net income during fiscal years 2003, 2002 and 2001 are as follows:

	Year ended fiscal March,
	2003	2002	2001

	Restated
	(Dollars in thousands, except
	per share data)

Reported net income	$13,728	$11,307	$9,696
Goodwill amortization (net of tax effect)	—	328	370

Adjusted net income	$13,728	$11,635	$10,066

Basic net income per share:
Reported net income	$1.62	$1.38	$1.19
Goodwill amortization (net of tax effect)	—	0.04	0.04

Adjusted net income	$1.62	$1.42	$1.23

Diluted earnings per share:
Reported net income	$1.46	$1.25	$1.09
Goodwill amortization (net of tax effect)	—	0.04	0.04

Adjusted net income	$1.46	$1.29	$1.13

      Amortization expense associated with goodwill totaled $529,000 and $596,000 in the fiscal years ended March 2002 and 2001, respectively.

Intangible assets and other noncurrent assets

      Intangible and other noncurrent assets subject to amortization consist of the following at March 29, 2003 and 2002:

	March 29, 2003		March 30, 2002*

		(Dollars in thousands)
	Gross		Gross
	carrying	Accumulated	carrying	Accumulated
	amount	amortization	amount	amortization

Trade name	$1,000	$200
Non-compete agreements	420	84	$100	$23
Financing fees	3,214	2,429	2,668	1,928
Other	—	—	91	73

Total	$4,634	$2,713	$2,859	$2,024

* As restated.

      The increase in trade name and non-compete agreements relate to the Company’s acquisition of Kimmel, while the increase in financing fees relates to the renewal of the Company’s credit facility in fiscal 2003. The trade name is being amortized over its estimated useful life of five years and the non-compete agreements and financing fees are being amortized over the life of the related agreements.

      Amortization of intangible assets during fiscal 2003 totaled $787,000, of which $286,000 was recorded as amortization expense, $399,000 related to the revolving credit facility fees was recorded as interest expense and $102,000 related to the synthetic lease facility fees was reported as rent and classified in cost of sales.
      Amortization expense, which relates primarily to trade name and non-compete agreements in fiscal 2003 and to goodwill and non-compete agreements in fiscal 2002 and 2001, totaled $286,000, $695,000 and $692,000, respectively, in the fiscal years ended March 2003, 2002 and 2001.

Notes to Consolidated
Financial Statements

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

      Estimated future amortization of intangible and other noncurrent assets is as follows:

Year ending March,	(Dollars in thousands)

2004	$635
2005	397
2006	397
2007	346
2008	96
Thereafter	50

-	NOTE 6 — LONG-TERM DEBT

      Long-term debt consists of the following:

	March 29,	March 30,
	2003	2002

	(Dollars in thousands)

Revolving Credit Facility, LIBOR-based	$30,700	$26,100
Mortgage Note Payable, LIBOR plus .8%, secured by warehouse and office building, due in installments through 2006 (a)	1,865	2,014
Term loan financing, LIBOR plus .8%, secured by warehouse and office building, due in installments through 2004 (a)	54	147
Mortgage Note Payable, non-interest bearing, secured by warehouse and office land, due in one installment in 2015	660	660
Obligations under capital leases at various interest rates, secured by store properties and certain equipment, due in installments through 2018	3,443	3,895
Other notes, 7.75% to 8.0%, partially secured by store equipment, due in installments through 2008	86	147
Term loan financing, LIBOR-based, due in installments through fiscal year 2004 (a)	0	9,419
Store Mortgage Notes Payable, LIBOR plus 1.0%, secured by store properties, due in installments through 2003 (a)	0	2,554

	36,808	44,936
Less — Current portion	625	10,813

	$36,183	$34,123

(a) The prime rate at March 29, 2003 was 4.25%. The London Interbank Offered Rate (LIBOR) at March 29, 2003 was 1.31%.

      Concurrent with the closing of the acquisition of 189 company-operated Speedy stores in September 1998, the Company obtained a secured credit facility from a syndication of lenders led by The Chase Manhattan Bank. The financing structure consisted of a $25 million term loan and a $75 million Revolving Credit facility. Additionally, there was synthetic lease (off-balance sheet) financing for a significant portion of the Speedy real estate, totaling $35 million.

      In March 2003, the Company repaid the outstanding balance under its then existing term loan ($1.9 million) and renewed its credit facility agreement. The amended financing arrangement consists of an $83.5 million Revolving Credit facility (of which approximately $31 million was outstanding at March 29, 2003), and synthetic lease financing totaling $27.4 million (all of which was outstanding at March 29, 2003).
      The loans bear interest at the prime rate or other LIBOR-based rate options tied to the Company’s financial performance. Interest only is payable monthly on the Revolving Credit and synthetic lease borrowings throughout the term. The Company must also pay a facility fee on the unused portion of the commitment.
      The Revolving Credit portion of the facility has a three-year term expiring in September 2006. In connection with the Company’s evaluation of FIN 46 on the future accounting for its synthetic lease arrangement (Notes 1 and 11), the Company negotiated a provision in the credit agreement that

Notes to Consolidated
Financial Statements

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

Notes to Consolidated
Financial Statements

provides it with two alternatives as to the ultimate structure and term of the financing related to the Speedy real estate. Specifically, the Company may either renew the synthetic lease for an additional five years through September 2008 or convert the financing to a three-year, non-amortizing revolving credit loan.

      The Revolving Credit facility is secured by all accounts receivable, inventory and other personal property. The Company has also entered into a negative pledge agreement not to encumber any real property or equipment, with certain permissible exceptions. The synthetic lease is secured by the real property to which it relates.
      Within the aforementioned $83.5 million Revolving Credit facility, the Company has available a subfacility of $10 million for the purpose of issuing standby letters of credit. The line requires fees aggregating 1.625% annually of the face amount of each standby letter of credit, payable quarterly in arrears. There were $4.1 million in outstanding letters of credit under this line at March 29, 2003.
      During fiscal 1995, the Company purchased 12.7 acres of land for $.7 million from the City of Rochester, New York, on which its office/warehouse facility is located. The City has provided financing for 100% of the cost of the land via a 20-year non-interest bearing mortgage, all due and payable in 2015.
      To finance its office/warehouse building, the Company obtained permanent mortgage financing in fiscal 1996 consisting of a 10-year mortgage for $2.9 million and an eight-year term loan in the amount of $.7 million. Both obligations require monthly interest payments, and each may be converted from a floating rate to a fixed rate loan before the last two years of their respective terms. The mortgage requires equal monthly installments of principal based on a 20-year amortization period, and the term loan requires constant monthly payments of principal to fully amortize the debt over the eight-year term. The Company entered into an interest rate swap agreement with a major financial institution which effectively fixes the interest rate over the terms of the aforementioned agreements at 7.15%.
      The Store Mortgage Notes Payable, which had seven-year terms, were paid in full in fiscal 2003.
      The Company is a party to two additional interest rate swap agreements, expiring in calendar year 2003, with an aggregate notional amount of $34 million. The purpose of these agreements is to limit the interest rate exposure on the Company’s floating rate debt. Fixed rates under these agreements range from 5.21% to 5.23%.
      Certain of the Company’s long-term debt agreements require, among other things, the maintenance of specified interest and rent coverage ratios and amounts of tangible net worth. They also contain restrictions on dividend payments. The Company is in compliance with these requirements at March 29, 2003. These agreements permit mortgages and specific lease financing arrangements with other parties with certain limitations.

      Aggregate debt maturities over the next five years and thereafter are as follows:

	Capital Leases		All
	Aggregate	Imputed	Other
Year Ended Fiscal March,	Amount	Interest	Debt	Total

	(Dollars in thousands)

2004	$926	$(522)	$221	$625
2005	888	(474)	164	578
2006	766	(419)	1,586	1,933
2007	749	(359)	30,718	31,108
2008	729	(287)	18	460
Thereafter	1,910	(466)	660	2,104

Total				$36,808

      The interest amounts and balloon payment due under the synthetic lease financing are treated as operating rent commitments, and are excluded from this table of aggregate debt maturities (Note 11).

Notes to Consolidated
Financial Statements

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

Notes to Consolidated
Financial Statements

-	NOTE 7 — FAIR VALUE OF FINANCIAL INSTRUMENTS

      Financial instruments consist of the following:

	March 29, 2003			March 30, 2002
	Notional	Carrying	Fair	Notional	Carrying	Fair
	Amount	Amount	Value	Amount	Amount	Value

	(Dollars in thousands)

Liabilities
Long-term debt, including current portion		$33,366	$32,695		$41,041	$40,127
Derivative Instruments
Interest rate swap agreements (a)	$35,865			$42,099

(a)	These agreements are intended to manage exposure to interest rate risks associated with both long-term (on-balance sheet) debt and synthetic leases (off-balance sheet).

     The fair value of cash and cash equivalents, accounts receivable and accounts payable approximated book value at March 29, 2003 and March 30, 2002 because their maturity is generally less than one year in duration. The fair value of long-term debt was estimated based on discounted cash flow analyses using either quoted market prices for the same or similar issues, or the current interest rates offered to the Company for debt with similar maturities.

      While it is not the Company’s intention to terminate its derivative financial instruments, fair values were estimated, based on market rates or quotes from brokers, which represented the amounts that the Company would receive or pay if the instruments were terminated at the respective balance sheet dates. These fair values indicated that the termination of interest rate swaps would have resulted in a $.8 million loss and a $1.1 million loss as of March 29, 2003 and March 30, 2002, respectively.

-	NOTE 8 — INCOME TAXES

      The components of the provision for income taxes are as follows:

	Year ended fiscal March,
	2003	2002	2001

	Restated

	(Dollars in thousands)

Currently payable —
Federal	$7,934	$4,891	$3,092
State	882	798	594

	8,816	5,689	3,686

Deferred —
Federal	(423)	784	2,322
State	21	(137)	403

	(402)	647	2,725

Total	$8,414	$6,336	$6,411

Notes to Consolidated
Financial Statements

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

Notes to Consolidated
Financial Statements

35

     Deferred tax (liabilities) assets consist of the following:

	March 29,	March 30,	March 31,
	2003	2002	2001
		Restated

	(Dollars in thousands)

Property and equipment basis differences	$(5,464)	$(4,981)	$(4,472)
Prepaid expenses	(805)	(582)	(360)
Goodwill			(1,153)
Pension	(468)	(716)	(507)
Other	(1,206)	(1,013)	(800)

Gross deferred tax liabilities	(7,943)	(7,292)	(7,292)

Goodwill	1,655	2,079
Stock Options	1,012	291
Insurance accruals	796	502	505
Warranty and other reserves	2,175	1,789	1,754
Other	1,786	1,740	1,075

Gross deferred tax assets	7,424	6,401	3,334

Net deferred tax liability	$(519)	$(891)	$(3,958)

      The Company has $7.1 million of state net operating loss carryforwards available as of March 29, 2003. The carryforwards expire in varying amounts from 2004 through 2022.

      A reconciliation between the U. S. Federal statutory tax rate and the effective tax rate reflected in the accompanying financial statements is as follows:

	Year ended fiscal March,

			Restated		Restated

	2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)

Federal income tax based on statutory tax rate applied to income before taxes	$7,750	35.0	$6,157	34.9	$5,571	34.6
State income tax, net of federal income tax benefit	589	2.7	423	2.4	759	4.7
Other	75	.3	(244)	(1.4)	81	.5

	$8,414	38.0	$6,336	35.9	$6,411	39.8

*	As restated.

Notes to Consolidated
Financial Statements

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

-	NOTE 9 — CONVERTIBLE PREFERRED STOCK AND COMMON STOCK

      A summary of the changes in the number of shares of Class C preferred stock and common stock is as follows:

	Common	Class C	Treasury
	Stock Shares	Convertible Preferred	Stock
	Issued	Stock Shares Issued	Shares

Balance at March 31, 2000	8,321,701	91,727	100,100
Stock options exercised	51,977
Purchase of treasury shares			116,700

Balance at March 31, 2001	8,373,678	91,727	216,800
Stock options exercised	61,646

Balance at March 30, 2002	8,435,324	91,727	216,800
Conversion of Class C Convertible preferred stock into common stock	185,218	(26,727)
Stock options exercised	165,318

Balance at March 29, 2003	8,785,860	65,000	216,800

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
      In May 2003, the Board of Directors authorized an additional 200,000 shares for issuance under the 1998 Plan, subject to approval by shareholders in August 2003.
      Generally, options vest within the first five years of their term, and have a duration of ten years. Outstanding options are exercisable for various periods through March 2013.

Notes to Consolidated
Financial Statements

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

      A summary of changes in outstanding stock options (as retroactively adjusted for stock dividends) is as follows:

	Weighted Average			Available
	Exercise Price	Outstanding	Exercisable	for Grant

At March 31, 2000	$9.78	840,125	342,949	520,500
Granted	$8.15	94,250		(94,250)
Became exercisable			106,484
Exercised	$5.05	(51,977)	(51,977)
Canceled	$11.00	(22,594)	(11,096)	7,575

At March 31, 2001	$10.03	859,804	386,360	433,825
Granted	$11.53	114,150		(114,150)
Became exercisable			206,676
Exercised	$11.92	(61,646)	(61,646)
Canceled	$11.28	(39,328)	(12,238)	22,200

At March 30, 2002	$9.87	872,980	519,152	341,875
Granted	$19.01	193,725		(193,725)
Became exercisable			313,611
Exercised	$12.33	(141,006)	(141,006)
Canceled	$13.54	(21,084)	(5,270)	20,170

At March 29, 2003	$11.32	904,615	686,487	168,320

      Stock options which vested in fiscal years 2002 and 2003 include 100,000 performance-based options in each year, earned by the Company’s CEO in accordance with the terms of his employment contract. The Company recorded compensation expense of $727,000 and $1,600,000 in fiscal 2002 and 2003, respectively, related to the vesting of these stock options.

      The following table summarizes information about fixed stock options outstanding at March 29, 2003:

Options Outstanding				Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Shares	Remaining	Exercise	Shares	Exercise
Exercise Prices	Under Option	Life	Price	Under Option	Price

$6.31-$10.00	515,488	5.87	$7.91	476,000	$7.89
$10.01-$15.00	153,146	6.05	$12.17	81,405	$12.72
$15.01-$20.88	235,981	8.47	$18.24	129,082	$17.21

      In August 1994, the Board of Directors authorized a non-employee directors’ stock option plan which was approved by shareholders in August 1995. The Plan initially reserved 66,852 shares of common stock (as retroactively adjusted for stock dividends), and provides for (i) the grant to each non-employee director as of August 1, 1994 of an option to purchase 3,039 shares of the Company’s common stock (as retroactively adjusted for stock dividends) and (ii) the annual grant to each non-employee director of an option to purchase 3,039 shares (as retroactively adjusted for stock dividends) on the date of the annual meeting of shareholders beginning in 1995. The options expire ten years from the date of grant and have an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Options vest immediately upon issuance.

      In May 1997 and May 1999, the Board of Directors authorized an additional 68,250 and 65,000 shares, respectively (as retroactively adjusted for stock dividends) for issuance under the Plan. These amounts were approved by shareholders in August 1997 and August 1999, respectively.
      In May 2003, the Board of Directors authorized the 2003 Non-Employee Directors’ Stock Option Plan reserving 60,000 shares of Common Stock for issuance to outside directors, subject to approval by shareholders in August 2003.

Notes to Consolidated
Financial Statements

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

Notes to Consolidated
Financial Statements

      A summary of changes in these stock options is as follows:

	Option Price			Available
	per Share	Outstanding	Exercisable	for Grant

At March 31, 2000	$7.50-$17.01	127,630	127,630	72,472
Granted	$9.38	21,273	21,273	(21,273)

At March 31, 2001	$7.50-$17.01	148,903	148,903	51,199
Granted	$12.85	21,273	21,273	(21,273)

At March 30, 2002	$7.50-$17.01	170,176	170,176	29,926
Exercised	$12.79	(24,312)	(24,312)
Granted	$19.23	18,234	18,234	(18,234)
Canceled	$19.23	(3,039)	(3,039)	3,039

At March 29, 2003	$7.50-$19.23	161,059	161,059	14,731

-	NOTE 10 — EARNINGS PER COMMON SHARE

      The following is a reconciliation of basic and diluted earnings per common share for the respective years:

	Year ended fiscal March,
	2003	2002	2001

	Restated

	(Dollars in thousands,
	except per share data)

Numerator for earnings per common share calculation:
Net Income	$13,728	$11,307	$9,696

Denominator for earnings per common share calculation:
Weighted average common shares, basic	8,466	8,195	8,182
Effect of dilutive securities:
Preferred stock	488	636	636
Stock options	449	224	73

Weighted average common shares, diluted	9,403	9,055	8,891

Basic earnings per common share:	$1.62	$1.38	$1.19

Diluted earnings per common share:	$1.46	$1.25	$1.09

      The computation of diluted earnings per common share for fiscal years 2003, 2002 and 2001 excludes the effect of assumed exercise of approximately 99,000, 100,000 and 400,000 stock options, respectively, as the exercise price of these options was greater than their average market value, resulting in an anti-dilutive effect on diluted earnings per share.

-	NOTE 11 — OPERATING LEASES AND OTHER COMMITMENTS

      The Company leases retail facilities and store equipment under noncancellable lease agreements which expire at various dates through fiscal year 2017. In addition to stated minimum payments, certain real estate leases have provisions for contingent rentals when retail sales exceed specified levels. Generally, the leases provide for renewal for various periods at stipulated rates. Most of the facilities’ leases require payment of property taxes, insurance and maintenance costs in addition to rental payments, and several provide an option to purchase the property at the end of the lease term.

      In recent years, the Company has entered into agreements for the sale/leaseback of certain stores and into agreements for the sale/leaseback of store equipment. The Company has lease renewal options under the real estate agreements at projected future fair market values and has both purchase and renewal options under the equipment lease agreements. Realized gains are deferred and are credited to income as rent expense adjustments over the lease terms.

Notes to Consolidated
Financial Statements

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

      Future minimum payments required under noncancellable leases are as follows:

	Synthetic		Less-Sublease
Year ended fiscal March,	Lease	Other	Income	Total

	(Dollars in thousands)

2004	$760	$15,953	$(388)	$16,325
2005		13,976	(320)	13,656
2006		11,498	(277)	11,221
2007	27,437	9,504	(200)	36,741
2008		7,311	(153)	7,158
Thereafter		16,082	(488)	15,594

Total	$28,197	$74,324	$(1,826)	$100,695

      Rent expense under operating leases, net of sublease income, totaled $18,213,000, $16,465,000 and $16,800,000 in fiscal 2003, 2002 and 2001, respectively, including contingent rentals of $283,000, $307,000 and $347,000 in each respective fiscal year. Sublease income totaled $313,000, $293,000 and $301,000, respectively, in fiscal 2003, 2002 and 2001.

      Future minimum lease commitments include amounts payable under the five-year synthetic lease agreement structured in September 1998 to finance most of the real estate in the Speedy acquisition (Note 6). Should the Company or the lessor choose not to renew the lease at the end of its initial five-year term in September 2003, the Company may buy all of the properties for their original acquisition cost of $27.4 million. Alternatively, the properties will be sold, and the Company has guaranteed a residual value of 81.5% of the acquisition cost.
      In March 2003, the Company renewed the credit agreement which encompasses the synthetic lease. The agreement provides the Company with two alternatives as it evaluates the new accounting rules for variable interest entities as outlined in FIN 46 (Note 1). It may either exercise the first five-year renewal option provided in the original lease agreement through September 2008, or it may convert the financing to a three-year, non-amortizing, revolving credit loan, all due in September 2006. In June 2003, the Company decided to consolidate the partnership holding the assets and debt. Accordingly, the Company has recorded the shorter-term balloon payment of $27.4 million in the table above, which assumes the synthetic lease is not renewed.
      The Company has entered into various contracts with parts suppliers which require it to buy up to 90% of its annual purchases of specific products including brakes, exhaust, oil and ride control at market prices. The agreements expire at various dates through November 2007. The Company believes these agreements provide it with high quality, branded merchandise at preferred pricing, along with strong marketing and training support.
      The Company amended its employment agreement (the “CEO Agreement”) in November 2002 with Robert G. Gross, its President and Chief Executive Officer. The CEO Agreement, which provides for a base salary plus a bonus, subject to the discretion of the Company’s Compensation Committee, has a 48-month term ending December 31, 2006. The CEO Agreement also provides for a special retention bonus of $250,000 payable annually on each January 1 beginning in 2003 and ending in 2006. The CEO Agreement includes a covenant against competition with the Company for two years after termination. The CEO Agreement provides the executive with a minimum of one year’s salary and certain additional rights in the event of a termination without cause (as defined therein), or a termination in the event of change in control (as defined therein).
      The Company renewed its employment agreement in May 2003 with Catherine D’Amico, its Executive Vice President and Chief Financial Officer (the “CFO Agreement”). The CFO Agreement provides a base salary, to be reviewed annually, plus a bonus, subject to the discretion of the Company’s Compensation Committee. The CFO Agreement has a 41-month term ending September 30, 2006, and includes a covenant against competition with the Company for two years after termination. The CFO Agreement provides Ms. D’Amico with a minimum of one year’s salary and certain additional rights in the event of a termination without cause (as defined therein), or a termination in the event of a change in control (as defined therein).

Notes to Consolidated
Financial Statements

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

Notes to Consolidated
Financial Statements

-	NOTE 12 — EMPLOYEE RETIREMENT AND PROFIT SHARING PLANS

      Both the Company and Kimmel sponsor noncontributory defined benefit pension plans that provide benefits to certain full-time employees who were employed with the Company and with Kimmel prior to April 2, 1998 and May 15, 2001, respectively. Each company’s Board of Directors approved plan amendments whereby the benefits of each of the defined benefit plans would be frozen and the plans would be closed to new participants as of those dates. Prior to these amendments, coverage under the plans began after employees completed one year of service and attainment of age 21. Benefits under both plans were based primarily on years of service and employees’ pay near retirement. The funding policy for both plans is consistent with the funding requirements of Federal law and regulations. Plan assets are invested in cash, fixed income and equity funds.

      The funded status of each plan is set forth below:

	Monro		Kimmel
	Year ended		Year ended
	fiscal March,		fiscal March,
	2003	2002	2003

	(Dollars in thousands)

Change in Plan Assets:
Fair value of plan assets at beginning of year	$6,346	$6,201	$2,179
Actual return on plan assets	814	159	(174)
Employer contribution	571	417
Actuarial loss	(133)
Benefits paid	(395)	(431)	(165)

Fair value of plan assets at end of year	7,203	6,346	1,840

Change in Benefit Obligation:
Benefit obligation at beginning of year	6,308	5,967	2,361
Interest cost	427	432	165
Actuarial loss	774	340	282
Benefits paid	(395)	(431)	(165)

Benefit obligation at end of year	7,114	6,308	2,643

Funded status of plan	89	38	(803)
Unrecognized net loss	2,043	1,522	624
Additional minimum liability			(624)

Pension asset (liability) at year end March	$2,132	$1,560	$(803)

      Pension cost included the following components:

	Year ended fiscal March,
	Monro			Kimmel
	2003	2002	2001	2003

	(Dollars in thousands)

Interest cost on projected benefit obligation	$427	$432	$417	$165
Expected return on plan assets	(514)	(492)	(401)	(168)
Amortization of net transition asset		(29)	(29)
Amortization of unrecognized actuarial loss	86	51	50

Net pension (income) cost	$(1)	$(38)	$37	$(3)

      The projected benefit obligation at March 29, 2003 for Monro and Kimmel and March 30, 2002 for Monro assumed discount rates of 6.25% and 7.25%, respectively. The assumed long-term rate of return on plan assets at March 29, 2003 for Monro and Kimmel and March 30, 2002 for Monro was 8%.

      The unrecognized transition asset is being amortized over 15 years beginning April 1, 1988.
      The Company has a 401(k)/profit sharing plan that covers full-time employees who meet the age and service requirements of the plan. The 401(k) salary deferral option was added to the plan during fiscal 2000. The first employee deferral occurred in March 2000. The Company makes matching contributions consistent with the provisions of the plan. The Company’s matching contributions for fiscal 2003, 2002 and 2001 amounted to approximately $475,000, $403,000 and $467,000, respectively. The Company may also make annual profit sharing contributions to the plan at the discretion of the Compensation and Benefits Committee of the Board of Directors.
      The Company’s management bonus plan provides for the payment of annual cash bonus awards to participating employees, as selected by the Board of Directors, based primarily on the Company’s attaining pre-tax income targets established by the Board of Directors. Charges to expense applicable to the management bonus plan totaled $1,225,000, $797,000 and $642,000 for the fiscal years ended March 2003, 2002 and 2001, respectively.

-	NOTE 13 — RELATED PARTY TRANSACTIONS

      In December 1998, the Company loaned $523,000 to its newly-appointed Chief Executive Officer to purchase 75,000 shares of the Company’s common stock at the then fair market value. (This loan was made subsequent to the Executive’s purchase of 25,000 shares using his own funds.) The loan, which bears an interest rate of 5.5% per annum,

Notes to Consolidated
Financial Statements

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

Notes to Consolidated
Financial Statements

matures on December 1, 2003, and requires five equal annual installments of principal beginning on the first anniversary of the loan. If the Executive is employed with the Company when a principal payment is due, that installment will be forgiven by the Company. The Company reports amounts forgiven on this loan as compensation expense. All interest is due on the fifth anniversary of the loan, and shall also be forgiven if the Executive is employed with the Company at that time. The loan is secured by the common stock.

      Certain (a) principal shareholders/directors of the Company, (b) partnerships in which such persons have interests or (c) trusts of which members of their families are beneficiaries are lessors of certain facilities to the Company. Payments under such operating and capital leases amounted to $1,631,000, $1,643,000 and $1,694,000 for the fiscal years ended March 2003, 2002 and 2001, respectively. Amounts payable under these lease agreements totaled $37,000 and $34,000, respectively, at March 29, 2003 and March 30, 2002.
      No related party leases, other than renewals or modifications of leases on existing stores, have been entered into since May 1989, and no new leases are contemplated.
      The Company has a management agreement with an investment banking firm associated with a principal shareholder/director of the Company to provide financial advice. The agreement provides for an annual fee of $160,000, plus reimbursement of out-of-pocket expenses. During fiscal 2003, 2002 and 2001, the Company incurred fees of $160,000 annually under this agreement. In addition, this investment banking firm, from time to time, provides additional investment banking services to the Company for customary fees.
      In May 2003, the annual fee was increased to $300,000 with approval from the independent compensation committee of the Company’s Board of Directors.
      Approximately half of all payments made to the investment banking firm are paid to another principal shareholder/director of the Company.

-	NOTE 14 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

      The following transactions represent noncash investing and financing activities during the periods indicated:

Year ended March 29, 2003

      In connection with the sale of stores, the Company reduced both fixed assets and other long-term liabilities by $15,000.

      In connection with recording the value of the Company’s interest rate swap contracts, other comprehensive income increased by $194,000, other current liabilities increased by $423,000, other long-term liabilities decreased by $768,000 and the deferred income tax liability was reduced by $151,000.
      In fiscal 2003, the Company recorded a minimum liability related to its defined benefit pension plan that increased current liabilities and deferred tax assets by $624,000 and $237,000, respectively, and decreased other comprehensive income by $387,000.
      In connection with performance-based executive compensation, the Company recognized compensation expense of $1,603,000, decreased other long-term liabilities by $208,000 and increased additional paid-in capital by $1,811,000.
      In connection with the exercise of stock options, the Company increased deferred tax assets by $80,000, decreased current liabilities by $271,000 and increased additional paid-in capital by $351,000.
      In connection with the forgiveness of a loan to the Company’s Chief Executive Officer, the Company recognized $105,000 of compensation expense and decreased note receivable from shareholder for the same amount.
      In June 2002, holders of the Class C preferred stock converted 26,727 shares into 185,218 shares of common stock. As a result, preferred stock decreased by $41,000 and common stock and additional paid-in capital increased by $2,000 and $39,000, respectively.

      In connection with the acquisition of Kimmel and certain assets of Frasier (Note 3), liabilities were assumed as follows:

Fair value of assets acquired	$11,600,000
Cash paid, net of cash acquired	7,200,000

Liabilities assumed	$4,400,000

      The fair value of Kimmel assets acquired and cash paid has been reduced by the Kimmel Truck Tire sale proceeds of $400,000 that were received in the second quarter of fiscal 2003 and will be further reduced upon the collection of the $500,000 notes receivable related to this sale.

Year ended March 30, 2002

      Capital lease obligations of $80,000 were incurred under various agreements.

      In connection with the sale of assets, the Company reduced fixed assets and other current liabilities by $160,000 and $158,000, respectively, and increased other current assets by $2,000.
      In connection with performance-based executive compensation, the Company recognized compensation expense of $727,000, increased other long-term liabilities by $208,000 and increased additional paid-in capital by $519,000.
      In connection with the forgiveness of a loan to the Company’s Chief Executive Officer, the Company recognized $105,000 of compensation expense and decreased note receivable from shareholder for the same amount.
      In connection with recording the value of the Company’s interest rate swap contracts, other comprehensive income decreased by $666,000, other current liabilities increased by $152,000, other long-term liabilities increased by $954,000 and the deferred income tax liability was reduced by $440,000.

Notes to Consolidated
Financial Statements

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

Year ended March 31, 2001

      In connection with the termination of capital leases, the Company reduced debt and fixed assets by $141,000 and $75,000, respectively, and recorded a gain of $67,000.

      In connection with the forgiveness of a loan to the Company’s Chief Executive Officer, the Company recognized $104,000 of compensation expense and decreased note receivable from shareholder for the same amount.
      In connection with the sale of assets, the Company reduced both fixed assets and other current liabilities by $433,000, respectively, and increased other current assets by $212,000.

	Year ended fiscal March,
	2003	2002	2001

	(Dollars in thousands)

Cash paid during the year:
Interest, net	$2,407	$3,436	$5,519
Income taxes, net	$7,567	$5,645	$3,755

-	NOTE 15 — LITIGATION

      The Company and its subsidiaries are involved in legal proceedings, claims and litigation arising in the ordinary course of business. In management’s opinion, the outcome of such current legal proceedings is not expected to have a material effect on future operating results or on the Company’s consolidated financial position.

Quarterly
Financial Information

Selected Quarterly Financial Information (Unaudited)

         The following table sets forth income statement data by quarter for the fiscal years ended March 2003 and 2002.

	Fiscal quarter ended
	June	Sept.	Dec.	March
	2002	2002	2002	2003
	Restated	Restated

	(Dollars in thousands, except per share data)

Sales	$67,908	$68,003	$60,716	$61,399
Cost of sales	38,013	39,392	37,787	37,240

Gross profit	29,895	28,611	22,929	24,159
Operating, selling, general and administrative expenses	22,900	20,026	18,418	19,696

Operating income	6,995	8,585	4,511	4,463
Interest expense, net	766	642	623	570
Other (income) expense, net	(151)	32	(2)	(68)

Income before provision for income taxes	6,380	7,911	3,890	3,961
Provision for income taxes	2,424	3,006	1,477	1,507

Net income	$3,956	$4,905	$2,413	$2,454

Basic earnings per share	$.48	$.58	$.28	$.29

Diluted earnings per share (a)	$.42	$.52	$.26	$.26

Weighted average number of shares of Common Stock and Common Stock equivalents used in computing earnings per share:
Basic	8,298	8,507	8,509	8,552
Diluted	9,389	9,375	9,358	9,437

	2001	2001	2001	2002
				Restated

Sales	$61,393	$60,477	$52,443	$50,540
Cost of sales	34,238	34,908	32,589	31,307

Gross profit	27,155	25,569	19,854	19,233
Operating, selling, general and administrative expenses	20,179	18,546	16,068	14,811

Operating income	6,976	7,023	3,786	4,422
Interest expense, net	1,158	960	835	778
Other expense, net	190	110	78	455

Income before provision for income taxes	5,628	5,953	2,873	3,189
Provision for income taxes	1,775	2,260	1,092	1,209

Net income	$3,853	$3,693	$1,781	$1,980

Basic earnings per share	$.47	$.45	$.22	$.24

Diluted earnings per share (a)	$.43	$.41	$.20	$.22

Weighted average number of shares of Common Stock and Common Stock equivalents used in computing earnings per share:
Basic	8,159	8,196	8,209	8,216
Diluted	8,985	9,040	9,043	9,168

      Income statement data by quarter, as previously reported, for quarters during fiscal years 2002 and 2003 for which the Income Statement was impacted by the revision of accounting barter credits discussed in Note 2:

	Fiscal quarter ended
	March	June	Sept.
	2002	2002	2002

	(Dollars in thousands,
	except per share data)

Sales	$50,540	$67,908	$68,003
Cost of sales	31,307	38,013	39,392

Gross profit	19,233	29,895	28,611
Operating, selling, general and administrative expenses	14,925	22,972	20,090

Operating income	4,308	6,923	8,521
Interest expense, net	778	766	642
Other expense (income), net	455	(151)	32

Income before provision for income taxes	3,075	6,308	7,847
Provision for income taxes	1,168	2,397	2,982

Net income	$1,907	$3,911	$4,865

Basic earnings per share	$.23	$.47	$.57

Diluted earnings per share (a)	$.21	$.42	$.52

(a)	Earnings per share for each period was computed by dividing net income by the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during the respective quarters.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Part III

Item 10.    Directors and Executive Officers of the Company

         Information concerning the directors and executive officers of the Company is incorporated herein by reference to the section captioned “Election of Directors” and “Executive Officers”, respectively, in the Proxy Statement.

      Information concerning required Section 16(a) disclosure is incorporated herein by reference to the section captioned “Compliance with Section 16(a) of the Exchange Act” in the Proxy Statement.

Item 11.    Executive Compensation

         Information concerning executive compensation is incorporated herein by reference to the section captioned “Executive Compensation” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference to the sections captioned “Security Ownership of Principal Shareholders, Directors and Executive Officers” and “Election of Directors” in the Proxy Statement.

Item 13.    Certain Relationships and Related Transactions

         Information concerning certain relationships and related transactions is incorporated herein by reference to the sections captioned “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” in the Proxy Statement.

Item 14.    Controls and Procedures

Disclosure controls and procedures

      The Company has established and currently maintains controls and other procedures designed to ensure that material information required to be disclosed in its reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission.

      In conjunction with the close of each fiscal quarter, the Company conducts an update and a review and evaluation of the effectiveness of the Company’s disclosure controls and procedures. It is the opinion of the Company’s principal executive officer and principal financial officer, based upon an evaluation completed within 90 days prior to the filing of this report, that the Company’s disclosure controls and procedures are sufficiently effective to ensure that any material information relating to the Company is recorded, processed, summarized and reported to its principal officers to allow timely decisions regarding required disclosures.

Changes in internal controls

      There were no significant changes in the Company’s internal accounting processes and control procedures during the quarter ended March 29, 2003.

Part IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

-	FINANCIAL STATEMENTS
      Reference is made to Item 8 of Part II hereof.

-	FINANCIAL STATEMENT SCHEDULES
      Schedules have been omitted because they are inapplicable, not required, the information is included elsewhere in the Financial Statements or the notes thereto or is immaterial. Specific to warranty reserves and related activity, as stated in the Financial Statements, these amounts are immaterial.

-	EXHIBITS
      Reference is made to the Index to Exhibits accompanying this Form 10-K as filed with the Securities and Exchange Commission. The Company will furnish to any shareholder, upon written request, any exhibit listed in such Index to Exhibits upon payment by such shareholder of the Company’s reasonable expenses in furnishing any such exhibit.

-	REPORTS ON FORM 8-K
      No reports on Form 8-K were filed during the last quarter of fiscal 2003.

Signatures

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONRO MUFFLER BRAKE, INC.
(Registrant)

By	/s/ Robert G. Gross

Robert G. Gross
President and Chief Executive Officer

Date: June 30, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of June 30, 2003.

Signature	Title
/s/ Catherine D’Amico Catherine D’Amico	Executive Vice President-Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Robert W. August*	Director

Richard A. Berenson*	Director

Frederick M. Danziger*	Director

Donald Glickman*	Director

Robert E. Mellor*	Director

Peter J. Solomon*	Director

Lionel B. Spiro*	Director

Francis R. Strawbridge*	Director

*By	/s/ Robert G. Gross

Robert G. Gross
Chief Executive Officer,
Director and as Attorney-in-Fact

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350
(SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002)

I, Robert G. Gross, President and Chief Executive Officer, certify that:

      1. I have reviewed this annual report on Form 10-K of Monro Muffler Brake, Inc. (the “Company”);

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

      4. The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

      6. The Company’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 30, 2003

/s/ Robert G. Gross

Robert G. Gross
President and Chief Executive Officer

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350
(SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002)

I, Catherine D’Amico, Executive Vice President – Finance and Chief Financial Officer, certify that:

      1. I have reviewed this annual report on Form 10-K of Monro Muffler Brake, Inc. (the “Company”);

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

      4. The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

      6. The Company’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 30, 2003

/s/ Catherine D’Amico

Catherine D’Amico
Executive Vice President — Finance and
Chief Financial Officer

INDEX TO EXHIBITS

     The following is a list of all exhibits filed herewith or incorporated by reference herein:

Exhibit No.	Document

3.01*	Restated Certificate of Incorporation of the Company, dated July 23, 1991, with Certificate of Amendment, dated November 1, 1991. (1992 Form 10-K, Exhibit No. 3.01)
3.02*	Restated By-Laws of the Company, dated July 23, 1991. (Amendment No. 1, Exhibit No. 3.04)
10.02*	Non-Employee Directors’ Stock Option Plan. (March 2001 Form S-8, Exhibit No. 4.1)**
10.02a*	Amendment, dated as of May 12, 1997, to the Non-Employee Directors’ Stock Option Plan. (March 2001 Form S-8, Exhibit No. 4.2) **
10.02b*	Amendment, dated as of May 18, 1999, to the Non-Employee Directors’ Stock Option Plan. (March 2001 Form S-8, Exhibit No. 4.3) **
10.02c*	Amendment, dated as of August 2, 1999, to the Non-Employee Directors’ Stock Option Plan.**
10.02d*	Amendment, dated as of June 12, 2002, to the Non-Employee Directors’ Stock Option Plan. **
10.03*	1989 Employees’ Incentive Stock Option Plan, as amended through December 23, 1992. (December 1992 Form S-8, Exhibit No. 4.3)**
10.03a*	Amendment, dated as of January 25, 1994, to the 1989 Employees’ Incentive Stock Option Plan. (1994 Form 10-K, Exhibit No. 10.03a and March 2001 Form S-8, Exhibit No. 4.2)**
10.03b*	Amendment, dated as of May 17, 1995, to the 1989 Employees’ Incentive Stock Option Plan. (1995 Form 10-K, Exhibit No. 10.03b and March 2001 Form S-8, Exhibit No. 4.3) **
10.03c*	Amendment, dated as of May 12, 1997, to the 1989 Employees’ Incentive Stock Option Plan. (1997 Form 10-K, Exhibit No. 10.03c and March 2001 Form S-8, Exhibit No. 4.4)**
10.03d*	Amendment, dated as of January 29, 1998, to the 1989 Employees’ Incentive Stock Option Plan. (1998 Form 10-K, Exhibit No. 10.03d)**
10.04*	Retirement Plan of the Company, as amended and restated effective as of April 1, 1989. (September 1993 Form 10-Q, Exhibit No. 10)**
10.04a*	Amendment, dated as of August 2, 1999, to the Retirement Plan of the Company, as amended and restated effective as of April 1, 1989. (June 2001 Form 10-Q, Exhibit No. 10.04a)**
10.05*	Profit Sharing Plan, amended and restated as of April 1, 1993. (1995 Form 10-K, Exhibit No. 10.05) **
10.05a*	Amendment, dated as of March 1, 2000, to the Profit Sharing Plan. (June 2001 Form S-8, Exhibit No. 4)**

Exhibit No.	Document

10.06	Second Amended and Restated Employment Agreement, dated November 14, 2002, by and between the Company and Robert G. Gross. **
10.07*	Amended and Restated Secured Loan Agreement, dated February 16, 1999, by and between the Company and Robert G. Gross. (December 1998 Form 10-Q, Exhibit No. 10.2)**
10.08*	1998 Stock Option Plan, effective November 18, 1998. (December 1998 Form 10-Q, Exhibit No. 10.3 and March 2001 Form S-8, Exhibit No. 4)**
10.09	Kimmel Automotive, Inc. Pension Plan, as amended and restated effective January 1, 1989, adopted December 29, 1994.**
10.09a	First amendment, dated January 1, 1989, to the Kimmel Automotive, Inc. Pension Plan.**
10.09b	Second amendment, dated January 1, 1989, to the Kimmel Automotive, Inc. Pension Plan.**
10.09c	Third amendment, dated May 2001, to the Kimmel Automotive, Inc. Pension Plan.**
10.11	Amended and Restated Credit Agreement, dated as of March 19, 2003, by and among the Company, JPMorgan Chase Bank, as agent, and certain lenders party thereto.
10.12	Amended and Restated Credit Agreement, dated as of March 19, 2003, executed by and among Brazos Automotive Properties, L.P., JPMorgan Chase Bank, and certain lenders party thereto.
10.13	Amended and Restated Residual Guaranty, dated as of March 19, 2003, between the Company and JPMorgan Chase Bank.
10.14	First Amendment to the Facilities Lease Agreement, dated as of March 19, 2003, between Brazos Automotive Properties, L.P. and Monro Leasing LLC.
10.15	First Amendment to the Ground Lease Agreement, dated as of March 19, 2003, between Brazos Automotive Properties, L.P. and Monro Leasing LLC.
10.16	Amended and Restated Guaranty, dated as of March 19, 2003, between the Company and Brazos Automotive Properties, L.P.
10.17	First Amendment to the Agreement of Sublease, dated as of March 19, 2003, by and among Monro Leasing LLC, the Company and Brazos Automotive Properties, L.P.
10.18*	Modification and Extension Agreement, dated August 12, 1991, between AA & L Associates, L.P. and the Company, with respect to Store No. 1. (1992 Form 10-K, Exhibit No. 10.18)
10.19*	Sublease, dated June 1, 1980, among August, August and Lane Co-venture and the Company, with Amendment of Lease, dated July 11, 1984, and assigned by August, August and Lane Co-venture to AA & L Associates, L.P., effective January 2, 1996, with respect to Store No. 3. (Form S-1, Exhibit No. 10.19)
10.19a*	Assignment of Lease, effective January 2, 1996, among August, August and Lane Co-venture and AA & L Associates, L.P. and August, August and Lane of Rochester LLC, with respect to Store Nos. 3, 12, 17, 44, 49, 51, 52, 54, 58, 31, 33 and 34. (1999 Form 10-K, Exhibit No. 10.19a)

Exhibit	No. Document

10.20*	Lease, dated March 8, 1972, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, with respect to Store No. 7. (Form S-1, Exhibit No. 10.20)
10.20a*	Confirmation of Assignment of Lease, dated December 31, 1991, among Charles J. August, Burton S. August and Sheldon A. Lane and Stoneridge 7 Realty Partnership, with respect to Store No. 7. (1992 Form 10-K, Exhibit No. 10.20a)
10.21*	Lease, effective December 1, 1985, among Chase Lincoln First Bank, N.A. and Burton S. August, as Trustees and the Company, with Assignment of Lease, dated June 7, 1991, among Chase Lincoln First Bank, N.A. and Burton S. August, as Trustees, and August, Eastwood & August, with respect to Store No. 8. (Form S-1, Exhibit No. 10.21)
10.22*	Lease, dated February 10, 1972, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company as amended July 11, 1984 and assigned to Lane, August, August Trust on June 7, 1991, and assigned to Lane, August, August LLC effective January 2, 1996, with respect to Store No. 9. (Form S-1, Exhibit No. 10.22)
10.22a*	Modification and Extension Agreement, dated November 19, 1998, between AA & L Associates, L.P., and the Company, with respect to Store No. 9. (1999 Form 10-K, Exhibit No. 10.22a)
10.23*	Lease, dated May 1, 1973, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and Assignment of Lease, dated June 7, 1991, among Charles J. August, Burton S. August and Sheldon A. Lane and 35 Howard Road Joint Venture, with respect to Store No. 10. (Form S-1, Exhibit No. 10.23)
10.24*	Lease, dated May 7, 1973, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and assigned by Messrs. August, August and Lane to AA & L Associates, L.P., effective January 2, 1996, with respect to Store No. 12. (Form S-1, Exhibit No. 10.24)
10.25*	Lease, dated July 25, 1974, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and Assignment of Lease, dated June 7, 1991, among Charles J. August, Burton S. August and Sheldon A. Lane and AA & L Associates, L.P., with respect to Store No. 14. (Form S-1, Exhibit No. 10.25)
10.26*	Lease, effective April 1, 1975, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and Assignment of Lease, dated June 7, 1991, among Charles J. August, Burton S. August and Sheldon A. Lane and Lane, August, August Trust and assigned by Lane, August, August Trust to Lane, August, August LLC, effective January 2, 1996, with respect to Store No. 15. (Form S-1, Exhibit No. 10.26)
10.26a*	Modification and Extension Agreement, dated November 19, 1998, between AA & L Associates, L.P., and the Company, with respect to Store No. 15. (1999 Form 10-K, Exhibit No. 10.26a)
10.27*	Lease, dated as of September 25, 1991, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, and assigned by August, August and Lane Co-venture to AA & L Associates, L.P., effective January 2, 1996, with respect to Store No. 17. (1992 Form 10-K, Exhibit No. 10.27)

Exhibit No.	Document

10.28*	Lease, effective May 1, 1979, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and Assignment of Lease, dated June 7, 1991, among Charles J. August, Burton S. August and Sheldon A. Lane and AA & L Associates, L.P., with respect to Store No. 23. (Form S-1, Exhibit No. 10.28)
10.29*	Lease, effective May 1, 1980, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and Assignment of Lease, dated June 7, 1991, among Charles J. August, Burton S. August and Sheldon A. Lane and AA & L Associates, L.P., with respect to Store No. 25. (Form S-1, Exhibit No. 10.29)
10.31*	Lease, effective July 1, 1980, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and Assignment of Lease, dated June 7, 1991, among Charles J. August, Burton S. August and Sheldon A. Lane and AA & L Associates, L.P., with respect to Store No. 28. (Form S-1, Exhibit No. 10.31)
10.32*	Lease, effective November 1, 1980, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and Assignment of Lease, dated June 7, 1991, among Charles J. August, Burton S. August and Sheldon A. Lane and AA & L Associates, L.P., with respect to Store No. 29. (Form S-1, Exhibit No. 10.32)
10.33*	Lease, effective August 1, 1983, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and Assignment of Lease, dated June 7, 1991, among Charles J. August, Burton S. August and Sheldon A. Lane and AA & L Associates, L.P., with respect to Store No. 30. (Form S-1, Exhibit No. 10.33)
10.33a*	Modification and Extension Agreement, dated February 25, 1998, between AA & L Associates, L.P., and the Company, with respect to Store Nos. 30, 36 and 43. (1999 Form 10-K, Exhibit No. 10.33a)
10.34*	Lease, effective March 1, 1997, between August, August and Lane of Rochester, LLC, and the Company, dated March 3, 1997, with respect to Store No. 31. (1999 Form 10-K, Exhibit No. 10.34)
10.35*	Modification and Extension Agreement, dated August 12, 1991, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, and assigned by Messrs. August, August and Lane to August, August and Lane of Rochester, LLC, effective January 2, 1996, with respect to Store No. 33. (1992 Form 10-K, Exhibit No. 10.35)
10.36*	Lease, effective December 1, 1981, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and assigned by Messrs. August, August and Lane to August, August and Lane of Rochester, LLC, effective January 2, 1996, with respect to Store No. 34. (Form S-1, Exhibit No. 10.36)
10.37*	Lease, dated April 10, 1984, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and Assignment of Lease, dated June 7, 1991, among Charles J. August, Burton S. August and Sheldon A. Lane and AA & L Associates, L.P., with respect to Store No. 35. (Form S-1, Exhibit No. 10.37)

Exhibit No.	Document

10.38*	Lease, effective October 1, 1983, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, with respect to Store No. 36. (Form S-1, Exhibit No. 10.38)
10.38a*	Assignment of Lease, dated October 1, 1991, among Charles J. August, Burton S. August and Sheldon A. Lane and AA & L Associates, L.P., with respect to Store No. 36. (1992 Form 10-K, Exhibit No. 10.38a)
10.39*	Lease, effective July 1, 1983, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and Assignment of Lease, dated June 7, 1991, among Charles J. August, Burton S. August and Sheldon A. Lane and AA & L Associates, L.P., with respect to Store No. 43. (Form S-1, Exhibit No. 10.39)
10.39a	Extension Agreement, dated February 18, 2003, among AA & L Associates, L.P., and the Company, with respect to Store Nos. 30, 36 and 43.
10.40*	Lease, dated as of February 1, 1983, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and assigned by Messrs. August, August and Lane to AA & L Associates, L.P., effective January 2, 1996, with respect to Store No. 44. (Form S-1, Exhibit No. 10.40)
10.40a	Extension Agreement, dated February 19, 2003, among AA & L Associates, L.P., and the Company, with respect to Store Nos. 3, 7, 10, 12, 14 and 44.
10.41*	Sublease, dated as of May 1, 1979, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and Assignment of Lease, dated June 7, 1991, among Charles J. August, Burton S. August and Sheldon A. Lane and AA & L Associates, L.P., with respect to Store No. 45. (Form S-1, Exhibit No. 10.41)
10.42*	Lease, effective October 1, 1985, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated as of July 11, 1984, and Assignment of Lease, dated June 7, 1991, among Burton S. August, as Trustee, and Lane, August, August Trust, and assigned by Lane, August, August Trust to Lane, August, August LLC, effective January 2, 1996, with respect to Store No. 48. (Form S-1, Exhibit No. 10.42)
10.42a*	Extension Agreement, effective October 1, 2001, among the Company and Burton S. August, as Trustee, and Lane, August, August Trust, and assigned by Lane, August, August Trust to Lane, August, August LLC, with respect to Store No. 48. (2001 Form 10-K, Exhibit No. 10.42a)
10.43*	Lease, dated as of January 1, 1984, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and assigned by Messrs. August, August and Lane to AA & L Associates, L.P., effective January 2, 1996, with respect to Store No. 49. (Form S-1, Exhibit No. 10.43)
10.44*	Lease, dated July 1, 1982, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and assigned by Messrs. August, August and Lane to AA & L Associates, L.P., effective January 2, 1996, with respect to Store No. 51. (Form S-1, Exhibit No. 10.44)

Exhibit No.	Document

10.44a*	Extension Agreement, effective December 19, 2001, between AA & L Associates, L.P. and the Company, with respect to Store No. 51. (2002 Form 10-K, Exhibit No. 10.44a)
10.45*	Lease, dated July 1, 1982, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and assigned by August, August and Lane Co-venture to AA & L Associates, L.P., effective January 2, 1996, with respect to Store No. 52. (Form S-1, Exhibit No. 10.45)
10.45a*	Extension Agreement, effective December 19, 2001, between AA & L Associates, L.P. and the Company, with respect to Store No. 52. (2002 Form 10-K, Exhibit No. 10.45a)
10.46*	Lease, dated May 1, 1979, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and Assignment of Lease, dated June 7, 1991, among Charles J. August, Burton S. August and Sheldon A. Lane and AA & L Associates, L.P., with respect to Store No. 53. (Form S-1, Exhibit No. 10.46)
10.46a	Extension Agreement, dated October 17, 2002, among AA & L Associates, L.P., and the Company, with respect to Store No. 53.
10.47*	Lease, dated July 1, 1982, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and assigned by August, August and Lane Co-venture to AA & L Associates, L.P., effective January 2, 1996, with respect to Store No. 54. (Form S-1, Exhibit No. 10.47)
10.47a*	Modification Agreement, effective January 1988, among Charles J. August, Burton S. August and Sheldon A. Lane, and the Company, with respect to Store No. 54. (1999 Form 10-K, Exhibit No. 10.47a)
10.47b*	Extension Agreement, effective December 19, 2001, between AA & L Associates, L.P. and the Company, with respect to Store No. 54. (2002 Form 10-K, Exhibit No. 10.47b)
10.48*	Lease, effective September 1, 1983, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and Assignment of Lease, dated June 7, 1991, among Charles J. August, Burton S. August and Sheldon A. Lane and AA & L Associates, L.P., with respect to Store No. 55. (Form S-1, Exhibit No. 10.48)
10.48a	Extension Agreement, dated September 23, 2002, among AA & L Associates, L.P., and the Company, with respect to Store No. 55.
10.49*	Lease, dated as of July 1, 1984, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and Assignment of Lease, dated June 7, 1991, among Charles J. August, Burton S. August and Sheldon A. Lane and AA & L Associates, L.P., with respect to Store No. 57. (Form S-1, Exhibit No. 10.49)
10.49a*	Modification and Extension Agreement, dated September 15, 1999, between AA & L Associates, L.P. and the Company, with respect to Store No. 57. (2000 Form 10-K, Exhibit No. 10.49a)

Exhibit No.	Document

10.50*	Lease, dated July 1, 1982, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and assigned by August, August and Lane Co-venture to AA & L Associates, L.P., effective January 2, 1996, with respect to Store No. 58. (Form S-1, Exhibit No. 10.50)
10.50a*	Modification and Extension Agreement, dated August 12, 1991, between AA & L Associates, L.P. and the Company, with respect to Store No. 60. (1992 Form 10-K, Exhibit No. 10.51)
10.51*	Modification and Extension Agreement, dated November 28, 2001, between AA & L Associates, L.P. and the Company, with respect to Store No. 58. (2002 Form 10-K, Exhibit No. 10.51)
10.51a*	Extension Agreement, effective December 19, 2001, between AA & L Associates, L.P. and the Company, with respect to Store No. 58. (2002 Form 10-K, Exhibit No. 10.51a)
10.52*	Lease, signed October 22, 1986, between the Company and Conifer Johnstown Associates, with respect to Store No. 63. (Form S-1, Exhibit No. 10.52)
10.52a*	Lease Addendum, effective February 18, 1996, between Conifer Johnstown Associates and the Company, with respect to Store No. 63. (1999 Form 10-K, Exhibit No. 10.52a)
10.54*	Lease, dated January 25, 1988, between the Company and Conifer Northeast Associates, with Letter Agreement, dated February 3, 1988, amending Lease; and Amendment Agreement, dated January 6, 1989, with respect to Store No. 107. (Form S-1, Exhibit No. 10.54)
10.54a*	Lease Addendum, effective February 18, 1996, between Conifer Northeast Associates and the Company, with respect to Store No. 107. (1999 Form 10-K, Exhibit No. 10.54a)
10.55*	Lease, dated March 16, 1988, between the Company and Conifer Northeast Associates, with Letter Agreement, dated February 3, 1988, amending Lease; and Amendment Agreement, dated January 6, 1989, with respect to Store No. 109. (Form S-1, Exhibit No. 10.55)
10.55a*	Lease Addendum, effective February 18, 1996, between Conifer Northeast Associates and the Company, with respect to Store No. 109. (1999 Form 10-K, Exhibit No. 10.55a)
10.56*	Lease, dated February 11, 1988, between the Company and Conifer Northeast Associates, with Letter Agreement, dated February 3, 1988, amending Lease; and Amendment Agreement, dated January 6, 1989, and Non-Disturbance and Attornment Agreement, dated February 11, 1988, between the Company and Central Trust Company, with respect to Store No. 114. (Form S-1, Exhibit No. 10.56)
10.56a*	Lease Addendum, effective February 18, 1996, between Conifer Northeast Associates and the Company, with respect to Store No. 114. (1999 Form 10-K, Exhibit No. 10.56a)
10.57*	Purchase Agreement, dated December 1, 1987, between the Company and Conifer Northeast Associates, with Lease, dated February 25, 1988, between the Company and Conifer Northeast Associates, with Letter Agreement, dated February 3, 1988, amending Lease; and Amendment Agreement, dated January 6, 1989; and Non-Disturbance and Attornment Agreement, dated February 25, 1988, between the Company and Central Trust Company, with respect to Store No. 116. (Form S-1, Exhibit No. 10.57)

Exhibit No.	Document

10.57a*	Lease Addendum, effective February 18, 1996, between Conifer Northeast Associates and the Company, with respect to Store No. 116. (1999 Form 10-K, Exhibit No. 10.57a)
10.58*	Lease, dated May 12, 1989, between the Company and Conifer Penfield Associates (as successor to Conifer Development, Inc.), with respect to Store No. 132. (Form S-1, Exhibit No. 10.58)
10.58a*	Amendment Agreement, dated June 30, 1993, between Conifer Penfield Associates, L.P. and the Company, with respect to Store No. 132. (1999 Form 10-K, Exhibit No. 10.58a)
10.59*	Modification and Extension Agreement, dated November 1, 1993, between AA & L Associates, L.P. and the Company, with respect to Store Nos. 1, 23, 25, 27, 28, 29, 35, 53, 57 and 60. (1994 Form 10-K, Exhibit No. 10.57)
10.62*	Mortgage Agreement, dated September 28, 1994, between the Company and the City of Rochester, New York. (1995 Form 10-K, Exhibit No. 10.60)
10.63*	Lease Agreement, dated October 11, 1994, between the Company and the City of Rochester, New York. (1995 Form 10-K, Exhibit No. 10.61)
10.64*	Mortgage Notes, Collateral Security Mortgage and Security Agreement, Indemnification Agreement and Guarantee, dated September 22, 1995, between Monro Service Corporation, County of Monroe Industrial Development Agency, the Company and The Chase Manhattan Bank, N.A. (September 1995 Form 10-Q, Exhibit No. 10.02)
10.66*	Amendment to Lease Agreement, dated September 19, 1995, between the Company and the County of Monroe Industrial Development Agency. (September 1995 Form 10-Q, Exhibit No. 10.00)
10.68	Amended and Restated Employment Agreement dated May 15, 2003, between the Company and Catherine D’Amico. **
10.70*	Purchase agreement between Walker Manufacturing Company, a division of Tenneco Automotive, and the Company, dated as of June 29, 1999. (2000 Form 10-K, Exhibit No. 10.70)
10.71*	Asset Purchase Agreement by and among Speedy Muffler King Inc., Bloor Automotive Inc., Speedy Car-X Inc., Speedy (U.S.A.) Inc., Speedy Holding Corp. and the Company, dated as of April 13, 1998. (April 1998 Form 8-K, Exhibit 10.1)
10.71a*	Amendment No. 2 to the Asset Purchase Agreement by and among Speedy Muffler King Inc., Bloor Automotive Inc., Speedy Car-X Inc., Speedy (U.S.A.) Inc., Speedy Holding Corp. and the Company, dated August 31, 1998. (September 1998 Form 8-K, Exhibit No. 10.1)
10.72*	Form of Agreement — “Purchase Agreement and Escrow Instructions” between Realty Income Corporation — buyer and the Company — seller, dated November 12, 1997. (1998 Form 10-K, Exhibit No. 10.70)
10.73*	“Purchase Agreement and Escrow Instructions” between Realty Income Corporation — buyer and the Company — seller, dated March 31, 1999. (1999 Form 10-K, Exhibit No. 10.73)

Exhibit No.	Document

10.73a*	Amendment to “Purchase Agreement and Escrow Instructions” between Realty Income Corporation — buyer and the Company — seller, dated May 6, 1999, with respect to Store Nos. 372 and 368. (1999 Form 10-K, Exhibit No. 10.73a)
10.74*	“Minimum Purchase and Preferred Supplier Agreement” between Honeywell International Inc., on behalf of its Friction Materials business and Monro Service Corporation, dated January 13, 2000. (2000 Form 10-K, Exhibit No. 10.74)
10.74a*	“Agreement Extension Amendment” between Honeywell International Inc. on behalf of its Friction Materials business and Monro Service Corporation, effective July 1, 2001. (2002 Form 10-K, Exhibit No. 10.74a)
10.75*	Supply Agreement between Monro Muffler Brake, Inc. and The Valvoline Company, a division of Ashland Inc., effective November 1, 2002. (December 2002 Form 10-Q, Exhibit No. 10.79)
10.75a*	Automotive Filter Sales Agreement between Monro Muffler Brake, Inc. and The Valvoline Company, a division of Ashland Inc., dated November 1, 2002. (December 2002 Form 10-Q, Exhibit No. 10.80)
10.76*	“Tenneco Automotive Ride Control Products Supply Agreement” between Tenneco Automotive Operating Company Inc. and Monro Service Corporation, effective July 1, 2001. (2002 Form 10-K, Exhibit No. 10.76)
10.77*	Management Incentive Compensation Plan, effective as of June 1, 2002. (2002 Form 10-K, Exhibit No. 10.77)**
10.78*	Merchandising Agreement between Monro Muffler Brake, Inc. and Morse Automotive Corporation, dated September 1, 2002. (September 2002 Form 10-Q, Exhibit No. 10.78)
21.01	Subsidiaries of the Company.
23.01	Consent of PricewaterhouseCoopers LLP.
24.01	Powers of Attorney.
99.1	Certification pursuant to 18 U.S.C. Section 1350.
**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) hereof.
*	An asterisk “*” following an exhibit number indicates that the exhibit is incorporated herein by reference to an exhibit to one of the following documents: (1) the Company’s Registration Statement on Form S-1 (Registration No. 33-41290), filed with the Securities and Exchange Commission on June 19, 1991 (“Form S-1”); (2) Amendment No. 1 thereto, filed July 22, 1991 (“Amendment No. 1”); (3) the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1992 (“1992 Form 10-K”); (4) the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on December 24, 1992 (“December 1992 Form S-8”); (5) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1993 (“September 1993 Form 10-Q”); (6) the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994 (“1994 Form 10-K”); (7) the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995 (“1995 Form 10-K”); (8) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995 (“September 1995 Form 10-Q”); (9) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 (“September 1996 Form 10-Q”); (10) the Company’s Annual

Report on Form 10-K for the fiscal year ended March 31, 1997 (“1997 Form 10-K”); (11) the Company’s Current Report on Form 8-K filed on April 28, 1998 (“April 1998 Form 8-K”); (12) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1998 (“December 1998 Form 10-Q”); (13) the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (“1998 Form 10-K”); (14) the Company’s Current Report on Form 8-K filed on September 23, 1998 (“September 1998 Form 8-K”); (15) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998 (“September 1998 Form 10-Q”); (16) the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999 (“1999 Form 10-K”); (17) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999 (“September 1999 Form 10-Q”); (18) the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000 (“2000 Form 10-K”); (19) the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on April 7, 2000 (“April 2000 Form S-8”); (20) the Company’s Registration Statements on Forms S-8, filed with the Securities and Exchange Commission on March 22, 2001 (each a “March 2001 Form S-8”); (21) the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on June 26, 2001 (“June 2001 Form S-8”); (22) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001 (“June 2001 Form 10-Q”), (23) ) the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2002 (“2002 Form 10-K”), (24) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2003 (“September 2002 Form 10-Q”) or (25) The Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2002 (“December 2002 Form 10-Q”). The appropriate document and exhibit number are indicated in parentheses

