Form 10-Q
period 2003-06-28
MONRO MUFFLER BRAKE INC
filed 2003-08-12
CIK 876427

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 28, 2003.

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.


                    For the transition period from         to
                                                   --------    ----------

                           Commission File No. 0-19357

                            MONRO MUFFLER BRAKE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           New York                                       16-0838627
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification #)


200 Holleder Parkway, Rochester, New  York                   14615
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip code)


Registrant's telephone number, including area code       585-647-6400
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes    X              No
                                  ---------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                              Yes    X              No
                                  ---------

As of July 26, 2003, 8,641,186 shares of the Registrant's Common Stock, par value $ .01 per share, were outstanding.

                            MONRO MUFFLER BRAKE, INC.


                                      INDEX

Part I.    Financial Information                                                                          Page No.
                                                                                                          --------

     Item 1.  Financial Statements

          Consolidated Balance Sheet at
            June 28, 2003 and March 29, 2003                                                                  3

         Consolidated Statement of Income for the quarters
           ended June 28, 2003  and June 29, 2002                                                             4

          Consolidated Statement of Changes in Shareholders'
            Equity for the quarter ended June 28, 2003                                                        5

         Consolidated Statement of Cash Flows for the
           quarters ended June 28, 2003 and June 29, 2002                                                     6

          Notes to Consolidated Financial Statements                                                          7

     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations                                                12

     Item 4.  Controls and Procedures                                                                        15

Part II.   Other Information

     Item 6.  Exhibits and Reports on Form 8-K                                                               16

Signatures                                                                                                   17

Exhibit Index                                                                                                18



MONRO MUFFLER BRAKE, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

                                                                                                        JUNE 28,     MARCH 29,
                                                                                                          2003         2003
                                                                                                        ---------    ---------
                                                                                                        (DOLLARS IN THOUSANDS)
ASSETS
Current assets:
    Cash and equivalents, including interest-bearing accounts of
      $322 at June 28, 2003                                                                             $     391    $      69
    Trade receivables                                                                                       2,220        1,902
    Inventories                                                                                            53,061       51,256
    Deferred income tax asset                                                                               1,661        1,661
    Other current assets                                                                                    9,243        8,989
                                                                                                        ---------    ---------
                Total current assets                                                                       66,576       63,877
                                                                                                        ---------    ---------
Property, plant and equipment                                                                             251,931      222,278
     Less - Accumulated depreciation and amortization                                                     (92,535)     (90,130)
                                                                                                        ---------    ---------
                Net property, plant and equipment                                                         159,396      132,148
Intangible assets and other noncurrent assets                                                              11,000       11,175
                                                                                                        ---------    ---------
                Total assets                                                                            $ 236,972    $ 207,200
                                                                                                        =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Current portion of long-term debt                                                                $     625    $     625
       Trade payables                                                                                      19,402       16,955
       Federal and state income taxes payable                                                               4,633        1,593
       Accrued interest                                                                                       119           44
       Accrued payroll, payroll taxes and other payroll benefits                                            7,011        7,968
       Accrued insurance                                                                                    2,397        1,857
       Other current liabilities                                                                           11,242       12,955
                                                                                                        ---------    ---------
                Total current liabilities                                                                  45,429       41,997
Long-term debt                                                                                             54,663       36,183
Other long-term liabilities                                                                                 4,155        3,500
Deferred income tax liability                                                                               1,258        1,128
                                                                                                        ---------    ---------
                Total liabilities                                                                         105,505       82,808
                                                                                                        ---------    ---------
Commitments
Shareholders' equity:
    Class C Convertible Preferred Stock, $1.50 par value, $.216 conversion value;
       150,000 shares authorized; 65,000 shares issued and outstanding                                         97           97
    Common Stock, $.01 par value, 15,000,000 shares authorized; 8,853,914
       shares issued at June 28, 2003; 8,785,860 shares issued at March 29, 2003                               89           88
    Treasury Stock, 216,800 shares at June 28, 2003 and March 29, 2003, at cost                            (1,831)      (1,831)
    Additional paid-in capital                                                                             43,097       42,178
    Note receivable from shareholder                                                                          (52)         (78)
    Accumulated other comprehensive income                                                                   (649)        (859)
    Retained earnings                                                                                      90,716       84,797
                                                                                                        ---------    ---------
                Total shareholders' equity                                                                131,467      124,392
                                                                                                        ---------    ---------
                Total liabilities and shareholders' equity                                              $ 236,972    $ 207,200
                                                                                                        =========    =========


These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K (File No. 0-19357), filed by the Company with the Securities and Exchange Commission on July 1, 2003.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

                                                               QUARTER ENDED FISCAL JUNE
                                                                    2003       2002
                                                                  --------   --------
                                                                             RESTATED
                                                                 (DOLLARS IN THOUSANDS,
                                                                 EXCEPT PER SHARE DATA)
Sales                                                             $ 73,643   $ 67,908
Cost of sales, including distribution and occupancy costs           41,408     38,013
                                                                  --------   --------
Gross profit                                                        32,235     29,895
Operating, selling, general and administrative expenses             22,051     22,900
                                                                  --------   --------
Operating income                                                    10,184      6,995
Interest expense, net of interest income for the quarter of $13
     in 2003 and $15 in 2002                                           593        766
Other expense (income), net                                             44       (151)
                                                                  --------   --------
Income before provision for income taxes                             9,547      6,380
Provision for income taxes                                           3,628      2,424
                                                                  --------   --------
Net income                                                        $  5,919   $  3,956
                                                                  ========   ========
Earnings per share:
        Basic                                                     $    .69   $    .48
                                                                  ========   ========
        Diluted                                                   $    .62   $    .42
                                                                  ========   ========
Weighted average number of common shares outstanding
     used in computing earnings per share
        Basic                                                        8,593      8,298
                                                                  ========   ========
        Diluted                                                      9,587      9,389
                                                                  ========   ========




These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K (File No. 0-19357), filed by the Company with the Securities and Exchange Commission on July 1, 2003.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                                                     NOTE      ACCUMULATED
                                                                    ADDITIONAL     RECEIVABLE     OTHER
                                      PREFERRED COMMON    TREASURY    PAID-IN        FROM      COMPREHENSIVE  RETAINED
                                        STOCK   STOCK      STOCK      CAPITAL     SHAREHOLDER     INCOME      EARNINGS     TOTAL
                                        -----   -----      -----      -------     -----------     ------      --------     -----
Balance at March 29, 2003                  $97    $88   $(1,831)      $42,178         $(78)         $(859)    $84,797    $124,392

Net income                                                                                                      5,919       5,919
Other comprehensive income:
  SFAS No. 133 adjustment for the three
    months ended June 28, 2003                                                                        210                     210
                                                                                                                        ---------
       Total comprehensive income                                                                                           6,129

Exercise of stock options                           1                     919                                                 920

Note receivable from shareholder                                                        26                                     26
                                     ---------- -----  --------   -----------  ------------  ------------   ---------   ---------
Balance at June 28, 2003                   $97    $89   $(1,831)      $43,097         $(52)         $(649)    $90,716    $131,467
                                     ========== =====  ========   ===========  ============  ============   =========   =========









These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K (File No. 0-19357), filed by the Company with the Securities and Exchange Commission on July 1, 2003.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                                         QUARTER ENDED FISCAL JUNE
                                                                           2003             2002
                                                                         --------         --------
                                                                                          RESTATED
                                                                           (DOLLARS IN THOUSANDS)
                                                                         INCREASE (DECREASE) IN CASH
Cash flows from operating activities:
     Net income                                                          $  5,919         $  3,956
                                                                         --------         --------
     Adjustments to reconcile net income to net cash provided
         by operating activities -
         Depreciation and amortization                                      3,109            3,162
         Non-qualified stock option expense                                                  1,603
         Net change in deferred income taxes                                    1             (477)
         Loss (gain) on disposal of property, plant and equipment              22              (33)
     Change in assets and liabilities, net of effects from acquisitions:
         Increase in trade receivables                                       (318)            (108)
         Increase in inventories                                           (1,805)          (1,237)
         Increase in other current assets                                    (254)             (42)
         Decrease in intangible assets and other noncurrent assets            114              160
         Increase in trade payables                                         2,447            2,151
         Decrease in accrued expenses                                      (1,722)            (276)
         Increase in federal and state income taxes payable                 3,040            2,917
         Increase (decrease) in other long-term liabilities                   706             (830)
                                                                         --------         --------
               Total adjustments                                            5,340            6,990
                                                                         --------         --------
               Net cash provided by operating activities                   11,259           10,946
                                                                         --------         --------
Cash flows from investing activities:
    Payment for purchase of Kimmel Automotive, Inc., net
        of cash acquired                                                                    (6,220)
     Capital expenditures                                                  (2,987)          (2,303)
     Payment for purchase of Brazos Automotive Properties, L.P.              (935)
     Proceeds from the disposal of property, plant and equipment              144              152
                                                                         --------         --------
               Net cash used for investing activities                      (3,778)          (8,371)
                                                                         --------         --------
Cash flows from financing activities:
     Proceeds from borrowings                                              32,100           33,500
     Principal payments on long-term debt and capital
       lease obligations                                                  (40,179)         (37,397)
     Exercise of stock options                                                920            1,299
                                                                         --------         --------
               Net cash used for financing activities                      (7,159)          (2,598)
                                                                         --------         --------
Increase (decrease) in cash                                                   322              (23)
Cash at beginning of period                                                    69              442
                                                                         --------         --------
Cash at end of period                                                    $    391         $    419
                                                                         ========         ========




These financial statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K (File No. 0-19357), filed by the Company with the Securities and Exchange Commission on July 1, 2003.

                            MONRO MUFFLER BRAKE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Condensed Consolidated Financial Statements
----------------------------------------------------

         The consolidated balance sheet as of June 28, 2003, the consolidated statements of income for the thirteen week periods ended June 28, 2003 and June 29, 2002 and the consolidated statements of cash flows for the thirteen week periods ended June 28, 2003 and June 29, 2002 include Monro Muffler Brake, Inc. and its wholly owned subsidiaries (the "Company"). These financial statements have been prepared by the Company and are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of and for the quarter ended June 28, 2003, and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 2003. The results of operations for the thirteen week period ended June 28, 2003 are not necessarily indicative of the operating results for the full year.

         The Company reports its results on a 52/53 week fiscal year with the fiscal year ending on the last Saturday in March of each year. The following are the dates represented by each fiscal period reported in these condensed financial statements:

         "Quarter Ended Fiscal June 2003":      March 29, 2003 - June 28, 2003 (13 weeks)
         "Quarter Ended Fiscal June 2002":      March 31, 2002 - June 29, 2002 (13 weeks)

         Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the current year's presentation.

RESTATEMENT

         During fiscal years 1999 to 2001, the Company sublet or sold a total of 14 closed store properties to Icon International, a barter company. In connection with the preparation of the Company's consolidated financial statements for fiscal 2003, the Company revised the original accounting for these barter transactions and the resulting barter credits. Accordingly, the Company's financial statements as of June 2002 reflect a cumulative $2.4 million reduction to retained earnings, after related income taxes of $1.6 million, to record the impairment charge related to the store closures in fiscal 1998 through 2000. Further, operating, selling, general and administrative expenses for the fiscal quarter ended June 2002 were reduced by $72,000, resulting in an increase in net income of $45,000 (no change to diluted earnings per share for the quarter) from that previously reported to $3,956,000 or $.42 per diluted share, related to the recognition of barter credits utilized by the Company during that quarter.

         In addition, in the fourth quarter of fiscal 2003 the Company revised its original accounting for the restructuring reserve that was established in connection with its acquisition of 189 company-operated and 14 franchised Speedy stores in fiscal 1999. The revision recorded the operating results of 41 stores it closed in fiscal 1999 and 2000 in connection with that acquisition, and certain other costs, in its fiscal 1999 and 2000 income statements instead of providing for these costs in the restructuring reserve as originally recorded. Accordingly, the Company's financial statements reflect a cumulative $.8 million reduction of retained earnings at June 2002, after related income taxes of $.5 million. There was no impact on the Company's reported net income for the quarter ended June 2002 from this revision.

                            MONRO MUFFLER BRAKE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company's financial statements as of and for the quarter ended June 2002 reflect adjustments to the following items in connection with the accounting revisions discussed above.

                                                                       QUARTER ENDED FISCAL JUNE,
                                                                       --------------------------
                                                                           2002          2002
                                                                         --------       --------
                                                                            AS
                                                                        PREVIOUSLY        AS
FINANCIAL STATEMENT CAPTION                                              REPORTED       RESTATED
                                                                         --------       --------
                                                                          (Dollars in thousands,
                                                                      except for per share amounts)
CONSOLIDATED STATEMENT OF INCOME

Operating, selling, general and
     administrative expenses                                             $ 22,972       $ 22,900
Operating income                                                            6,923          6,995
Income before provision for income taxes                                    6,308          6,380
Provision for income taxes                                                  2,397          2,424
Net income                                                                  3,911          3,956

Earnings per share - basic                                               $   0.47       $   0.48
Earnings per share - diluted                                             $   0.42       $   0.42

CONSOLIDATED BALANCE SHEET

Other current assets                                                     $  7,677       $  7,212
Total current assets                                                       58,474         58,070
Property, plant and equipment                                             212,345        211,410
Accumulated depreciation and amortization                                 (84,343)       (83,835)
Net property, plant and equipment                                         128,002        127,575
Intangible assets and other non-current assets                             13,422         10,783
Total assets                                                              199,898        196,428
Other current liabilities                                                   8,897         10,067
Total current liabilities                                                  46,890         48,059
Other long-term liabilities                                                 4,066          4,701
Deferred income tax liability                                               2,080
Total liabilities                                                          83,261         82,986
Retained earnings                                                          78,220         75,025
Total shareholders' equity                                                116,637        113,442
Total liabilities and shareholders' equity                                199,898        196,428

CONSOLIDATED STATEMENT OF CASH FLOWS

Net change in deferred income taxes                                      $   (504)      $   (477)
Increase (decrease) in other current assets                                    36            (42)
Decrease in other noncurrent assets                                            54            160
Decrease in accrued expenses                                                 (276)          (276)
Decrease in other long-term liabilities                                      (730)          (830)
Total adjustments                                                           7,035          6,990

Note 2 - Buyout of Synthetic Lease Properties
---------------------------------------------

         On June 27, 2003, the Company purchased the land and buildings under its existing synthetic lease facility through the acquisition of the general and limited partnership interests in Brazos Automotive Properties, L.P. ("BAP"), for approximately $935,000 in cash (the "Lease Buyout"). The Lease Buyout was financed through the Company's existing credit facility. BAP holds the title

                            MONRO MUFFLER BRAKE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

related to 86 properties leased, under an operating lease, to a subsidiary of the Company and used in the conduct of the Company's auto service business. BAP is also the debtor on a $26.6 million loan related to these properties. BAP, which became a wholly owned subsidiary of the Company as a result of the Lease Buyout, was established in 1998 for the purpose of acquiring certain properties and leasing them to the Company.

         As a wholly owned subsidiary of the Company, BAP has been consolidated into the Company's balance sheet at June 28, 2003. Accordingly, land and buildings at fair value of approximately $27.5 million have been reflected on the Company's balance sheet. Additionally, long-term debt of $26.6 million has also been reflected. The debt is non-amortizing and is due in September 2006.

         The Company estimates that annual depreciation expense related to the assets acquired in the Lease Buyout will be approximately $500,000. These depreciation charges will commence in the Company's second quarter of its fiscal year 2004.

         The purchase of the general partnership interest was completed through the purchase of 100% of the outstanding common stock of Brazos Automotive Properties Management, Inc., the general partner of BAP, from Brazos River Leasing, L. P. The limited partnership interest was acquired from Heller Financial, Inc., a subsidiary of G.E. Capital, the holder of that interest.

Note 3 - Derivative Financial Instruments
-----------------------------------------

         Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", as amended by Statement of Financial Accounting Standards No. 138 ("SFAS 138"),"Accounting for Certain Derivative Instruments and Certain Hedging Activities" requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction, and if it is, depending on the type of hedge transaction.

         The notional amount of derivative financial instruments, which consisted solely of interest rate swaps used to minimize the risk and/or costs associated with changes in interest rates, was approximately $36 million at June 28, 2003. At that date, swap maturities ranged from August 2003 through October 2005. These swap contracts require the Company to pay fixed-rates of interest ranging from 5.21% to 7.15%, and receive variable-rates of interest based on the 30 day LIBOR rate (plus a spread of 80 basis points in the case of the 7.15% fixed rate contract).

         At June 29, 2003, the fair value of the contracts, net of tax, is recorded as a component of accumulated other comprehensive income in the Statement of Changes in Shareholders' Equity.

Note 4 - Cash and Equivalents
-----------------------------

         The Company's policy is to invest cash in excess of operating requirements in income producing investments. Cash equivalents at June 28, 2003 include money market accounts of $322,000 which have maturities of three months or less.

Note 5 - Inventories
--------------------

         The Company's inventories consist of automotive parts and tires, which are valued using the first-in, first-out method.

Note 6 - Earnings Per Share
---------------------------

         The computations of diluted earnings per share for the quarters ended fiscal June 2003 and 2002 include the effect of assumed exercise of all outstanding stock options as the exercise prices of these options were less than the average market price of the Company's common stock for those periods.

Note 7 - Stock-based compensation
---------------------------------

         As permitted under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", the Company measures stock-based compensation cost for stock options as the excess of the quoted market price of the Company's common stock at the grant date over the amount the employee must pay for the stock. The Company's policy generally is to grant stock options at fair market value at the date of grant.

                            MONRO MUFFLER BRAKE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         SFAS 123, as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123", requires disclosure of pro forma net income and pro forma net income per share as if the fair value-based method had been applied in measuring compensation cost for the stock-based awards granted subsequent to fiscal year 1995.

         Reported and pro forma net income and earnings per share amounts are set forth below:

                                                                               QUARTER ENDED FISCAL JUNE
                                                                               2003               2002
                                                                               ----               ----
                                                                                                RESTATED
                                                                                (DOLLARS IN THOUSANDS,
                                                                                EXCEPT PER SHARE DATA)
         Net income, as reported                                                 $5,919           $3,956
         Deduct: Total stock-based employee compensation expense
           determined under fair value-based method for all awards, net of
           related tax effects                                                     (150)            (115)
                                                                         -----------------    --------------
         Pro forma net income                                                    $5,769           $3,841
                                                                         =================    ==============
         Earnings per share:           Basic-as reported                         $  .69           $   .48
                                                                         =================    ==============
           Basic-pro forma                                                       $  .67           $   .46
                                                                         =================    ==============
           Diluted-as reported                                                   $  .62           $   .42
                                                                         =================    ==============
           Diluted-pro forma                                                     $  .61           $   .41
                                                                         =================    ==============

         The fair values of the options granted were estimated on the date of their grant using the Black-Scholes option-pricing model based on the following weighted average assumptions:

                                                   QUARTER ENDED FISCAL JUNE
                                                       2003         2002
                                                       ----         ----
         Risk free interest rate                        3.74%        5.14%
         Expected life                                9 years      9 years
         Expected volatility                            29.7%        29.6%
         Expected dividend yield                           0%           0%

         Forfeitures are recognized as they occur.

         Stock options which vested in the first quarter of fiscal 2003 include 100,000 performance-based options, earned by the Company's CEO, in accordance with the terms of his employment contract. The Company recorded compensation expense of $1.6 million in its first quarter of fiscal 2003 related to the vesting of these stock options.

Note 8 - Guarantees
-------------------

         In November 2002, the Financial Accounting Standards Board ("FASB") published Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements.

         In that regard, the Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. Warranty expense for the quarter ended June 28, 2003 and for the prior year comparable period was not material. Also, warranty reserves are not material to the Company's financial position.

                            MONRO MUFFLER BRAKE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Acquisition of Kimmel Automotive, Inc.
-----------------------------------------------

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

Note 10 - Supplemental Disclosure of Cash Flow Information
----------------------------------------------------------

         The following transactions represent noncash investing and financing activities during the periods indicated:

QUARTER ENDED JUNE 28, 2003:

         In connection with recording the value of the Company's swap contracts, other comprehensive income increased by $210,000, other current liabilities decreased by $334,000, other long-term liabilities decreased by $5,000 and the deferred income tax liability was increased by $129,000.

         In connection with the purchase of Brazos Automotive Properties, L.P. in June 2003 (see Note 2), the Company paid $935,000 as follows:

         Fair value of assets purchased            $  27,494,000
         Long-term debt assumed                       26,559,000
                                                   -------------
         Cash paid, net of expenses                $     935,000
                                                   =============

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

         In connection with the acquisition of Kimmel Automotive, Inc., liabilities were assumed as follows (see Note 9):

         Fair value of assets acquired              $ 10,200,000
         Cash paid, net of cash acquired               5,900,000
                                                    ------------
         Liabilities assumed                        $  4,300,000
                                                    ============

         Cash paid has not been reduced by proceeds from the sale of Kimmel Truck Tire, as they were not received until the second quarter of fiscal 2003.

CASH PAID DURING THE PERIOD:

                                                        2003                         2002
                                                        ----                         ----
                  Interest, net                        $374,000                    $682,000
                  Income taxes                          589,000                      24,000

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

         The effect of the revisions of the accounting for barter credits and restructuring reserve on the quarter ended June 2002 was to decrease operating, selling, general and administrative expenses by $72,000 and increase the previously reported net income by $45,000 (no impact on diluted earnings per share). See footnote 1 to the condensed consolidated financial statements in
Item 1 of this filing for further description of the accounting revisions and the financial statement lines that were restated for the quarter ended June 2002.

         The following table sets forth income statement data of Monro Muffler Brake, Inc. ("Monro" or the "Company") expressed as a percentage of sales for the fiscal periods indicated.

                                              QUARTER ENDED FISCAL JUNE
                                              -------------------------
                                                 2003          2002
                                                -----         -----
                                                             RESTATED
Sales ..................................        100.0%        100.0%

Cost of sales, including distribution
 and occupancy costs ...................         56.2          56.0
                                                -----         -----
Gross profit ...........................         43.8          44.0

Operating, selling, general and
 administrative expenses ...............         29.9          33.7
                                                -----         -----
Operating income .......................         13.9          10.3

Interest expense - net .................           .8           1.1

Other expense ..........................           .1           (.2)
                                                -----         -----
Income before provision for income taxes         13.0           9.4

Provision for income taxes .............          4.9           3.6
                                                -----         -----
Net income .............................          8.1%          5.8%
                                                =====         =====

FIRST QUARTER ENDED JUNE 28, 2003 COMPARED TO FIRST QUARTER ENDED JUNE 29, 2002

         Sales were $73.6 million for the quarter ended June 28, 2003 as compared with $67.9 million in the quarter ended June 29, 2002. The sales increase of $5.7 million, or 8.4%, was due to an increase of $1.9 million related to new stores and a comparable store sales increase of 5.9%. Kimmel stores are included in the comparable store sales numbers because they have been open one full fiscal year.

         At June 28, 2003 the Company had 561 company-operated stores compared with 548 stores at June 29, 2002. During the quarter ended June 28, 2003, the Company opened two stores and closed one.

         Gross profit for the quarter ended June 28, 2003 was $32.2 million or 43.8% of sales as compared with $29.9 million or 44.0% of sales for the quarter ended June 29, 2002. The decrease in gross profit for the quarter ended June 28, 2003, as a percentage of sales, is due to an increase in total material costs caused by a shift in mix to the scheduled maintenance and tire categories which have higher material costs than brakes and exhaust. Technician labor, as a percent of sales, was relatively consistent between the two quarters. However, productivity, as measured by sales per man-hour, improved 2.4% over the same quarter of last year. Since the Company formally began tracking this statistic over the last seven years, productivity has increased every year, and since the first quarter of fiscal 1998, is up 38%.

         Occupancy costs are also included in the Company's cost of sales line, and as a percent of sales, they declined as compared to the same quarter of last year. With strong positive comparable store sales, the Company was able to leverage those costs.

         Operating, selling, general and administrative ("SG&A") expenses for the quarter ended June 28, 2003 decreased by $.8 million to $22.1 million from the quarter ended June 29, 2002, and were 29.9% of sales as compared to 33.7% in the prior year quarter.

         The decrease in SG&A expense as a percentage of sales is due primarily to the fact that the Company recognized approximately $1.6 million of expense in the prior year quarter related to the vesting of performance-based stock options awarded to the Company's Chief Executive Officer when he joined the Company in January 1999, increasing SG&A by 240 basis points. This expense did not recur in the quarter ended June 28, 2003. Insurance expense declined in the current year quarter as compared to the prior year, primarily related to a difference in the timing of the recognition of expense. Additionally, there was a decrease in advertising expense due to reduced expenditures, as well as an increase in cooperative advertising credits from vendors. These larger decreases were partially offset by increases in benefits expense, as well as increased manager pay due to raises and higher commissions and bonuses on improved store performance.

         Operating income for the quarter ended June 28, 2003 of approximately $10.2 million increased 45.6% as compared to operating income for the quarter ended June 29, 2002, and increased as a percentage of sales from 10.3% to 13.9% for the same periods.

         Net interest expense for the quarter ended June 28, 2003 decreased by approximately $.2 million as compared to the same period in the prior year, and decreased from 1.1% to .8% as a percentage of sales for the same periods. The weighted average debt outstanding for the quarter ended June 28, 2003 decreased by approximately $13.0 million, resulting in a decrease in expense between the two quarters. This decrease was slightly offset by an increase in the weighted average interest rate for the current year quarter of approximately 50 basis points as compared to the prior year. This situation occurred due to the Company's continuing paydown of lower rate revolver debt, while higher rate capitalized leases remain because they are amortized over a longer term.

         Other expense increased by approximately $.2 million for the three months ended June 28, 2003 versus the prior year comparable period. The reason for the increase is primarily due to the fact that the Kimmel Truck Tire Division earned approximately $140,000 on a pre-tax basis in the first quarter of fiscal 2003, and under Statement of Financial Accounting Standards No. 144, its results are reported on the other income line on the income statement. The Kimmel Truck Tire Division was sold effective June 29, 2002.

         The effective tax rate for the quarters ended June 28, 2003 and June 29, 2002 was 38% of pre-tax income.

         Net income for the quarter ended June 28, 2003 of $5.9 million increased 49.6% from net income for the quarter ended June 29, 2002. Earnings per share on a diluted basis for the quarter ended June 28, 2003 increased 47.6%.

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

CAPITAL RESOURCES AND LIQUIDITY

         Capital Resources

         The Company's primary capital requirements in fiscal 2004 are the upgrading of facilities and systems in existing stores and the funding of its store expansion program, including potential acquisitions of existing store chains. For the three months ended June 28, 2003, the Company spent $3.0 million principally for equipment, as well as $.9 million for the acquisition of Brazos Automotive Properties, L.P. (see Note 2). Funds were provided primarily by cash flow from operations. Management believes that the Company has sufficient resources available (including cash and equivalents, net cash flow from operations and bank financing) to expand its business as currently planned for the next several years.

         Liquidity

         In March 2003, the Company renewed its credit facility agreement. The amended financing arrangement consists of an $83.5 million Revolving Credit facility (of which approximately $22.8 million was outstanding at June 28, 2003), and synthetic lease financing totaling $26.5 million (all of which was outstanding at June 28, 2003).

         The loans bear interest at the prime rate or other LIBOR-based rate options tied to the Company's financial performance. Interest only is payable monthly on the Revolving Credit and synthetic lease borrowings throughout the term. The Company must also pay a facility fee on the unused portion of the commitment.

         The Revolving Credit portion of the facility has a three-year term expiring in September 2006. On June 27, 2003, the Company purchased the entity holding title to the properties and debt under the synthetic lease and, accordingly, consolidated both the assets and debt related to such lease on its balance sheet at June 28, 2003. In accordance with the Company's credit facility agreement, the synthetic lease was converted to a three year, non-amortizing revolving credit loan, also expiring in September 2006. The loan bears interest at the same rate as the Company's Revolving Credit facility.

         The credit facility is secured by most of the Company's assets, with certain permissible exceptions.

         The Company has financed its office/warehouse facility via a 10 year mortgage with a current balance of $1.8 million, amortizable over 20 years, and a mortgage note payable of $.7 million due in a balloon payment in 2015. In addition, the Company has financed certain store properties and equipment with capital leases, which amount to $3.3 million and are due in installments through 2018.

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

FINANCIAL ACCOUNTING STANDARDS

         In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments as liabilities because they embody obligations of the issuer. Provisions of this standard are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements," while other provisions revise that definition to include certain obligations that a reporting entity can or must settle through issuance of its own equity shares. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of this statement to have a significant impact on its consolidated financial statements.

         In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments and hedging activities, resulting primarily from decisions made by the FASB's Derivatives Implementation Group following the issuance of SFAS 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and is effective for hedging relationships designated after June 30, 2003. The Company is in the process of analyzing the impact of the adoption of this statement on its consolidated financial statements.

Item 4.  Controls and Procedures
         -----------------------

         Disclosure controls and procedures

         The Company has established and currently maintains controls and other procedures designed to ensure that material information required to be disclosed in its reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission.

         In conjunction with the close of each fiscal quarter, the Company conducts an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures. It is the opinion of the Company's principal executive officer and principal financial officer, based upon an evaluation completed as of the end of the fiscal quarter that the Company's disclosure controls and procedures are sufficiently effective to ensure that any material information relating to the Company is recorded, processed, summarized and reported to its principal officers to allow timely decisions regarding required disclosures.

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

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a.       Exhibits

                  11 -   Statement of Computation of Per Share Earnings.

                  31.1 - Certification of Robert G. Gross pursuant to Section
                         302 of the Sarbanes - Oxley Act of 2002

                  31.2 - Certification of Catherine D'Amico pursuant to Section
                         302 of the Sarbanes - Oxley Act of 2002

                  32.1 - Certification Pursuant to 18 U.S.C. Section 1350, as
                         adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         b.       Reports on Form 8-K

                  The Company filed a Form 8-K on April 3, 2003 to furnish its press release announcing selected operating results estimates for fiscal year ended March 29, 2003. An exhibit containing the Company's press release was attached.

                  The Company filed a Form 8-K on May 29, 2003 to furnish its press release announcing the Company's unaudited operating results for fiscal year ended March 29, 2003. An exhibit containing the Company's press release was attached.

                  The Company filed a Form 8-K on June 6, 2003 to furnish its press release announcing the Company's audited operating results for fiscal year ended March 29, 2003. An exhibit containing the Company's press release was attached.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             MONRO MUFFLER BRAKE, INC.





   DATE: August 12, 2003     By  /s/ Robert G. Gross
                                 ---------------------------------------------
                                  Robert G. Gross
                                  President and Chief Executive Officer

   DATE: August 12, 2003     By  /s/ Catherine D'Amico
                                 ---------------------------------------------
                                  Catherine D'Amico
                                  Executive Vice President-Finance, Treasurer
                                      and Chief Financial Officer

                                  EXHIBIT INDEX

     Exhibit No.                           Description                                          Page No.
     -----------                           -----------                                          --------
         11            Statement of computation of per share earnings                              19

         31.1          Certification of Robert G. Gross pursuant to Section
                       302 of the Sarbanes-Oxley Act of 2002                                       20

         31.2          Certification of Catherine D'Amico pursuant to Section
                       302 of the Sarbanes-Oxley Act of 2002                                       21

         32.1          Certification Pursuant to 18 U.S.C. Section 1350, as
                       adopted pursuant to Section 906 of the Sarbanes-Oxley
                       Act of 2002                                                                 22
