Form 10-Q
period 2003-09-27
MONRO MUFFLER BRAKE INC
filed 2003-10-30
CIK 876427

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 27, 2003.

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.


            For the transition period from ___________ to ___________



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

                                 Yes    X         No
                                      -----

As of October 21, 2003, 8,649,647 shares of the Registrant's Common Stock, par value $ .01 per share, were outstanding.

                            MONRO MUFFLER BRAKE, INC.

                                      INDEX



Part I.    Financial Information                                              Page No.
                                                                              --------

     Item 1.  Financial Statements

          Consolidated Balance Sheet at
            September 27, 2003 and March 29, 2003                                 3

         Consolidated Statement of Income for the three and six months
           ended September 27, 2003  and September 28, 2002                       4

          Consolidated Statement of Changes in Shareholders'
            Equity for the six months ended September 27, 2003                    5

         Consolidated Statement of Cash Flows for the
           six months ended September 27, 2003 and September 28, 2002             6

          Notes to Consolidated Financial Statements                              7

     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations                    13

     Item 4.  Controls and Procedures                                            16

Part II.   Other Information

     Item 4.  Submission of Matters to a Vote of Security Holders                17

     Item 6.  Exhibits and Reports on Form 8-K                                   18

Signatures                                                                       19

Exhibit Index                                                                    20


MONRO MUFFLER BRAKE, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)

                                                                             SEPTEMBER 27,        MARCH 29,
                                                                                 2003               2003
                                                                                 ----               ----
                                                                                 (DOLLARS IN THOUSANDS)

ASSETS
Current assets:
    Cash and equivalents, including interest-bearing accounts of
      $819 at September 27, 2003                                                $    888            $     69
    Trade receivables                                                              2,193               1,902
    Inventories                                                                   52,195              51,256
    Deferred income tax asset                                                      1,661               1,661
    Other current assets                                                           9,835               8,989
                                                                           -----------------    --------------
                Total current assets                                              66,772              63,877
                                                                           -----------------    --------------

Property, plant and equipment                                                    255,004             222,278
     Less - Accumulated depreciation and amortization                            (95,070)            (90,130)
                                                                          ------------------   ----------------
                Net property, plant and equipment                                159,934             132,148
Intangible assets and other noncurrent assets                                     10,728              11,175
                                                                           -----------------    --------------
                Total assets                                                    $237,434            $207,200
                                                                           =================    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Current portion of long-term debt                                        $    621            $    625
       Trade payables                                                             18,548              16,955
       Federal and state income taxes payable                                      4,094               1,593
       Accrued payroll, payroll taxes and other payroll benefits                   7,079               7,968
       Accrued insurance                                                           2,608               1,857
       Other current liabilities                                                  10,413              12,999
                                                                           -----------------    --------------
                Total current liabilities                                         43,363              41,997

Long-term debt                                                                    51,198              36,183
Other long-term liabilities                                                        3,802               3,500
Deferred income tax liability                                                      1,359               1,128
                                                                           -----------------    --------------
                Total liabilities                                                 99,722              82,808
                                                                           -----------------    --------------

Commitments
Shareholders' equity:
    Class C Convertible Preferred Stock, $1.50 par value, $.216 conversion value; 150,000 shares authorized; 65,000 shares
       issued and outstanding                                                         97                  97
    Common Stock, $.01 par value, 15,000,000 shares authorized;
       8,865,696 shares issued at September 27, 2003; 8,785,860
       shares issued at March 29, 2003                                                89                  88
    Treasury Stock, 216,800 shares at September 27, 2003 and
       March 29, 2003, at cost                                                    (1,831)             (1,831)
    Additional paid-in capital                                                    43,255              42,178
    Note receivable from shareholder                                                 (26)                (78)
    Accumulated other comprehensive income                                          (484)               (859)
    Retained earnings                                                             96,612              84,797
                                                                           -----------------    --------------
                Total shareholders' equity                                       137,712             124,392
                                                                           -----------------    --------------
                Total liabilities and shareholders' equity                      $237,434            $207,200
                                                                           =================    ==============



   The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

                                                                         QUARTER ENDED                      SIX MONTHS ENDED
                                                                       FISCAL SEPTEMBER                     FISCAL SEPTEMBER
                                                                     2003              2002               2003            2002
                                                                     ----              ----               ----            ----
                                                                                     RESTATED                           RESTATED
                                                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Sales                                                               $74,107          $68,003         $147,750         $135,912
Cost of sales, including distribution and
     occupancy costs                                                 42,653           39,392           84,061           77,406
                                                               -------------    -------------     -------------    -------------

Gross profit                                                         31,454           28,611           63,689           58,506
Operating, selling, general and
     administrative expenses                                         21,095           20,026           43,146           42,925
                                                               -------------    -------------     -------------    -------------

Operating income                                                     10,359            8,585           20,543           15,581
Interest expense, net of interest income for
     the quarter of $17 in 2003 and $28 in
     2002, and year-to-date of $31 in 2003
     and $43 in 2002                                                    889              642            1,482            1,409
Other (income) expense, net                                             (44)              31                              (120)
                                                               -------------    -------------     -------------    -------------

Income before provision for income taxes                              9,514            7,912           19,061           14,292
Provision for income taxes                                            3,618            3,007            7,246            5,431
                                                               -------------    -------------     -------------    -------------

Net income                                                           $5,896           $4,905          $11,815        $   8,861
                                                               =============    =============     =============    =============

Earnings per share:
       Basic                                                         $  .68            $ .58           $ 1.37           $ 1.05
                                                               =============    =============     =============    =============
       Diluted                                                       $  .61            $ .52           $ 1.22           $  .94
                                                               =============    =============     =============    =============


Weighted average number of common shares
     outstanding used in computing earnings per share
        Basic                                                         8,644            8,507            8,618            8,402
                                                               =============    =============     =============    =============
        Diluted                                                       9,721            9,375            9,661            9,393
                                                               =============    =============     =============    =============




   The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)

(DOLLARS IN THOUSANDS)


                                                                                       NOTE       ACCUMULATED
                                                                     ADDITIONAL    RECEIVABLE       OTHER
                                      PREFERRED  COMMON   TREASURY     PAID-IN        FROM      COMPREHENSIVE   RETAINED
                                        STOCK    STOCK      STOCK      CAPITAL    SHAREHOLDER       INCOME      EARNINGS    TOTAL
                                        -----    -----      -----      -------    -----------       ------      --------    -----

Balance at March 29, 2003                   $97     $88     $(1,831)      $42,178        $(78)        $(859)   $84,797    $124,392

Net income                                                                                                      11,815      11,815
Other comprehensive income:
  SFAS No. 133 adjustment for the
    six months ended September 27,
      2003                                                                                              375                    375
                                                                                                                        ----------
       Total comprehensive income                                                                                           12,190

Exercise of stock options                             1                     1,077                                            1,078

Note receivable from shareholder                                                           52                                   52

                                      --------- -------  ----------  ------------ ------------ ------------  ---------  ----------
Balance at September 27, 2003               $97     $89     $(1,831)      $43,255        $(26)        $(484)   $96,612    $137,712
                                      ========= =======  ==========  ============ ============ ============  =========  ==========









   The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                                                       SIX MONTHS ENDED
                                                                                       FISCAL SEPTEMBER
                                                                                    2003               2002
                                                                                    ----               ----
                                                                                                    RESTATED
                                                                                     (DOLLARS IN THOUSANDS)
                                                                                   INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
     Net income                                                                    $  11,815          $   8,861
                                                                               ---------------    --------------
     Adjustments to reconcile net income to net cash provided
          by operating activities -
         Depreciation and amortization                                                 6,543              6,338
         Non-qualified stock option expense                                                               1,603
         Net change in deferred income taxes                                                               (554)
         Loss (gain) on disposal of property, plant and equipment                        360               (168)
     Change in assets and liabilities, net of effects from acquisitions:
         Increase in trade receivables                                                  (291)              (196)
         Increase in inventories                                                        (939)            (3,953)
         Increase in other current assets                                               (846)            (1,436)
         Decrease (increase) in intangible assets and other noncurrent assets            315                (11)
         Increase in trade payables                                                    1,593              8,236
         (Decrease) increase in accrued expenses                                      (2,149)               279
         Increase in federal and state income taxes payable                            2,501              2,117
         Increase (decrease) in other long-term liabilities                              407             (1,000)
                                                                               ---------------    --------------
               Total adjustments                                                       7,494             11,255
                                                                               ---------------    --------------
               Net cash provided by operating activities                              19,309             20,116
                                                                               ---------------    --------------

Cash flows from investing activities:
    Payment for purchase of Kimmel Automotive, Inc., net
        of cash acquired                                                                                 (5,461)
     Payment for purchase of Brazos Automotive Properties, L.P.                         (935)
     Capital expenditures                                                             (7,456)            (5,230)
     Proceeds from the disposal of property, plant and equipment                         371                227
                                                                               ---------------    --------------
               Net cash used for investing activities                                 (8,020)           (10,464)
                                                                               ---------------    --------------

Cash flows from financing activities:
     Proceeds from borrowings                                                         73,000             52,200
     Principal payments on long-term debt and capital
       lease obligations                                                             (84,548)           (63,635)
     Exercise of stock options                                                         1,078              1,341
                                                                               ---------------    --------------
               Net cash used for financing activities                                (10,470)           (10,094)
                                                                               ---------------    --------------

Increase (decrease) in cash                                                              819               (442)
Cash and equivalents at beginning of period                                               69                442
                                                                               ---------------    --------------
Cash and equivalents at end of period                                              $     888          $       0
                                                                               ===============    ==============




   The accompanying notes are an integral part of these financial statements.

                            MONRO MUFFLER BRAKE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

          The consolidated balance sheet as of September 27, 2003, the consolidated statements of income for the thirteen and twenty-six week periods ended September 27, 2003 and September 28, 2002 and the consolidated statements of cash flows for the twenty-six week periods ended September 27, 2003 and September 28, 2002 and the consolidated statement of changes in shareholders' equity for the twenty-six week period ended September 27, 2003 include Monro Muffler Brake, Inc. and its wholly owned subsidiaries (the "Company"). These financial statements have been prepared by the Company and are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of and for the quarter ended September 27, 2003, and for all periods presented have been made.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 2003. The results of operations for the thirteen and twenty-six week periods ended September 27, 2003 are not necessarily indicative of the operating results for the full year.

          The Company reports its results on a 52/53 week fiscal year with the fiscal year ending on the last Saturday in March of each year. The following are the dates represented by each fiscal period reported in these condensed financial statements:


          "Quarter Ended Fiscal September 2003":          June 29, 2003 - September 27, 2003 (13 weeks)
          "Quarter Ended Fiscal September 2002":          June 30, 2002 - September 28, 2002 (13 weeks)
          "Six Months Ended Fiscal September 2003":       March 30, 2003 - September 27, 2003 (26 weeks)
          "Six Months Ended Fiscal September 2002":       March 31, 2002 - September 28, 2002 (26 weeks)


          Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the current year's presentation.

RESTATEMENT

          During fiscal years 1999 to 2001, the Company sublet or sold a total of 14 closed store properties to Icon International, a barter company. In connection with the preparation of the Company's consolidated financial statements for fiscal 2003, the Company revised the original accounting for these barter transactions and the resulting barter credits. Accordingly, the Company's financial statements as of September 2002 reflect a cumulative $2.4 million reduction to retained earnings, after related income taxes of $1.6 million, to record the impairment charge related to the store closures in fiscal 1998 through 2000. Further, operating, selling, general and administrative expenses for the fiscal quarter ended September 2002 were reduced by $64,000, resulting in an increase in net income of $40,000 (no change to diluted earnings per share for the quarter) from that previously reported to $4,905,000 or $.52 per diluted share, related to the recognition of barter credits utilized by the Company during that quarter. For the six month period last year, operating, selling, general and administrative expenses were reduced by $136,000, resulting in an increase in net income of $85,000 related to the barter accounting.

          In addition, in the fourth quarter of fiscal 2003, the Company revised its original accounting for the restructuring reserve that was established in connection with its acquisition of 189 company-operated and 14 franchised Speedy stores in fiscal 1999. The revision recorded the operating results of 41 stores it closed in fiscal 1999 and 2000 in connection with that acquisition, and certain other costs, in its fiscal 1999 and 2000 income statements instead of providing for these costs in the restructuring reserve as originally recorded. Accordingly, the Company's financial statements reflect a cumulative $.8 million reduction of retained earnings at September 2002, after related income taxes of $.5 million. There was no impact on the Company's reported net income for the three and six month periods ended September 2002 from this revision.

                            MONRO MUFFLER BRAKE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The Company's financial statements as of and for the quarter ended September 2002 reflect adjustments to the following items in connection with the accounting revisions discussed above.


                                                             QUARTER ENDED FISCAL SEPTEMBER       SIX MONTHS ENDED FISCAL SEPTEMBER
                                                            --------------------------------     -----------------------------------
                                                               2002               2002                   2002             2002
                                                               ----               ----                   ----             ----
                                                                AS                                         AS
                                                            PREVIOUSLY             AS                  PREVIOUSLY          AS
Financial statement caption                                  REPORTED           RESTATED                REPORTED        RESTATED
                                                             --------           --------                --------        --------
                                                                                     (DOLLARS IN THOUSANDS,
                                                                                 EXCEPT FOR PER SHARE AMOUNTS)

CONSOLIDATED STATEMENT OF INCOME

Operating, selling, general and administrative expenses      $  20,090          $  20,026              $ 43,061          $42,925
Operating income                                                 8,521              8,585                15,445           15,581
Income before provision for income taxes                         7,847              7,912                14,156           14,292
Provision for income taxes                                       2,982              3,007                 5,830            5,431
Net income                                                       4,865              4,905                 8,776            8,861

Earnings per share - basic                                   $     .57          $     .58              $   1.04          $  1.05
Earnings per share - diluted                                 $     .52          $     .52              $    .93          $   .94

CONSOLIDATED BALANCE SHEET

Other current assets                                                                                   $  9,111          $   8,582
Total current assets                                                                                     62,281             61,786
Property, plant and equipment                                                                           214,821            213,885
Accumulated depreciation and amortization                                                               (86,991)           (86,483)
Net property, plant and equipment                                                                       127,830            127,402
Intangible assets and other non-current assets                                                           12,872             10,270
Total assets                                                                                            202,983            199,458
Other current liabilities                                                                                 9,979             11,149
Total current liabilities                                                                                51,448             52,618
Other long-term liabilities                                                                               2,785              3,328
Deferred income tax liability                                                                             2,083
Total liabilities                                                                                        81,408             81,038
Retained earnings                                                                                        83,085             79,930
Total shareholders' equity                                                                              121,575            118,420
Total liabilities and shareholders' equity                                                              202,983            199,458

CONSOLIDATED STATEMENT OF CASH FLOWS

Net change in deferred income taxes                                                                    $   (605)         $    (554)
Increase in other current assets                                                                         (1,422)            (1,436)
Increase in other noncurrent assets                                                                         (80)               (11)
Decrease in other long-term liabilities                                                                    (809)            (1,001)
Total adjustments                                                                                        11,340             11,254



NOTE 2 - BUYOUT OF SYNTHETIC LEASE PROPERTIES

          On June 27, 2003, the Company purchased the land and buildings under its existing synthetic lease facility through the acquistion of the general and limited partnership interests in Brazos Automotive Properties, L.P. ("BAP"), for approximately $935,000 in cash (the "Lease Buyout"). The Lease Buyout was financed through the Company's existing credit facility. BAP holds the title

                            MONRO MUFFLER BRAKE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

related to 86 properties leased, under an operating lease, to a subsidiary of the Company and used in the conduct of the Company's auto service business. BAP is also the debtor on a $26.6 million loan related to these properties. BAP, which became a wholly owned subsidiary of the Company as a result of the Lease Buyout, was established in 1998 for the purpose of acquiring certain properties and leasing them to the Company.

          As a wholly owned subsidiary of the Company, BAP has been consolidated into the Company's balance sheet since the date of its acquisition. Accordingly, land and buildings at fair value of approximately $27.5 million have been reflected on the Company's balance sheet. Additionally, long-term debt of $26.6 million has also been reflected. The debt is non-amortizing and is due in September 2006.

          The Company estimates that annual depreciation expense related to the assets acquired in the Lease Buyout will be approximately $500,000. These depreciation charges commenced in the Company's second quarter of its fiscal year 2004.

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

          The notional amount of derivative financial instruments, which consisted solely of an interest rate swap used to minimize the risk and/or costs associated with changes in interest rates, was approximately $1.8 million at September 27, 2003. This swap matures in October 2005. This swap contract requires the Company to pay a fixed-rate of interest of 7.15% plus a spread of 80 basis points, and receive variable-rates of interest based on the 30 day LIBOR rate.

          At September 27, 2003, the fair value of this contract, net of tax, is recorded as a component of accumulated other comprehensive income in the Statement of Changes in Shareholders' Equity.

NOTE 4 - CASH AND EQUIVALENTS

          The Company's policy is to invest cash in excess of operating requirements in income producing investments. Cash equivalents at September 27, 2003 include interest bearing accounts of $819,000 which have maturities of three months or less.

NOTE 5 - INVENTORIES

          The Company's inventories consist of automotive parts and tires, which are valued using the first-in, first-out method.

NOTE 6 - EARNINGS PER SHARE

          The computation of diluted earnings per share for the three and six months ended fiscal September 2003 excludes the effect of assumed exercise of 21,000 and 25,000 outstanding stock options, respectively, as the exercise prices of these options exceeded the average market price of the Company's common stock for those periods. The stock options outstanding excluded from the computation of diluted earnings per share for the three and six months ended fiscal September 2002 amounted to 105,000 and 84,000, respectively.

NOTE 7 - STOCK-BASED COMPENSATION

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

          Reported and pro forma net income and earnings per share amounts are set forth below:

                                                                                                               SIX MONTHS ENDED
                                                                      QUARTER ENDED FISCAL SEPTEMBER           FISCAL SEPTEMBER
                                                                         2003               2002              2003          2002
                                                                         ----               ----              ----          ----
                                                                                          RESTATED                        RESTATED
                                                                                             (DOLLARS IN THOUSANDS,
                                                                                             EXCEPT PER SHARE DATA)
        Net income, as reported                                            $5,896           $4,905          $11,815          $8,861
        Deduct: Total stock-based employee compensation
          expense determined under fair value-based method
          for all awards, net of related tax effects                        (176)            (108)             (326)           (223)
                                                                           -----            -----           -------          ------
        Pro forma net income                                               $5,720           $4,797          $11,489          $8,638
                                                                           ======           ======          =======          ======

        Earnings per share:
          Basic-as reported                                                $ .68            $  .58          $  1.37          $ 1.05
                                                                           ======           ======          =======          ======
          Basic-pro forma                                                  $ .66            $  .56          $  1.33          $ 1.03
                                                                           ======           ======          =======          ======

          Diluted-as reported                                              $ .61            $  .52          $  1.22          $  .94
                                                                           ======           ======          =======          ======
          Diluted-pro forma                                                $ .60            $  .52          $  1.21          $  .93
                                                                           ======           ======          =======          ======


          The fair values of the options granted were estimated on the date of their grant using the Black-Scholes option-pricing model.

          Stock options which vested in the first six months of fiscal 2003 include 100,000 performance-based options, earned by the Company's CEO, in accordance with the terms of his employment contract. The Company recorded compensation expense of $1.6 million in its first quarter of fiscal 2003 related to the vesting of these stock options.

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

          In that regard, the Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. Warranty expense for the three and six months ended September 27, 2003 and for the prior year comparable periods was not material. Also, warranty reserves are not material to the Company's financial position.

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

NOTE 10 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

          The following transactions represent noncash investing and financing activities during the periods indicated:

SIX MONTHS ENDED SEPTEMBER 27, 2003:

          In connection with the sale or disposal of assets, the Company reduced fixed assets by $421,000 and decreased other current liabilities by $421,000.

          In connection with recording the value of the Company's swap contracts, other comprehensive income increased by $375,000, other current liabilities decreased by $575,000, other long-term liabilities decreased by $30,000 and the deferred income tax liability was increased by $230,000.

          In connection with the acquisition of Brazos Automotive Properties, L.P., the Company paid $935,000 (Note 2), as follows:

          Fair value of assets acquired                         $  27,494,000
          Cash paid, net of cash acquired                             935,000
                                                                -------------
          Liabilities assumed                                   $  26,559,000
                                                                =============

SIX MONTHS ENDED SEPTEMBER 28, 2002:

          In connection with the sale or disposal of assets, the Company reduced fixed assets by $15,000 and decreased other current liabilities by $15,000.

          In connection with recording performance-based executive compensation, the Company recognized compensation expense of $1,603,000, decreased other long term liabilities by $208,000 and increased additional paid-in-capital by $1,811,000.

          In connection with recording the value of the Company's swap contracts, other comprehensive income decreased by $189,000, other current liabilities increased by $1,033,000, other long-term liabilities decreased by $760,000 and the deferred income tax liability was reduced by $84,000.

          In connection with the acquisition of Kimmel Automotive, Inc. (Note
9), liabilities were assumed as follows:

          Fair value of assets acquired                         $ 10,500,000
          Cash paid, net of cash acquired                          5,500,000
                                                                -------------
          Liabilities assumed                                   $  5,000,000
                                                                ============

                            MONRO MUFFLER BRAKE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The fair value of assets acquired and cash paid has been reduced by the Kimmel Truck Tire sale proceeds of $400,000 that were received in the second quarter of fiscal 2003 and will be further reduced upon the collection of the $500,000 notes receivable related to this sale.

CASH PAID DURING THE PERIOD:

                                                      2003             2002
                                                      ----             ----

               Interest, net                        $1,063           $1,409
               Income taxes                          4,741            3,868

Note 11 - Stock Split (Unaudited)

          On September 16, 2003, the Company's Board of Directors declared a three-for-two stock split to be effected in the form of a 50% stock dividend. The stock split will be paid on or about October 31, 2003 to shareholders of record as of October 21, 2003. Pro-forma earnings per share information for the periods presented in these financial statements, as adjusted for the stock split, is as follows:



                                                        QUARTER ENDED                      SIX MONTHS ENDED
                                                      FISCAL SEPTEMBER                     FISCAL SEPTEMBER
                                                    2003              2002               2003            2002
                                                    ----              ----               ----            ----
                                                                    RESTATED                           RESTATED
                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Net income                                          $5,896           $4,905          $11,815           $8,861
                                                    ======           ======          =======           ======

Pro-forma earnings per share
     Basic                                          $  .46           $  .38          $   .91           $  .70
                                                    ======           ======          =======           ======
     Diluted                                        $  .40           $  .35          $   .82           $  .63
                                                    ======           ======          =======           ======

Pro-forma weighted average number of common
  shares used in computing earnings per share
     Basic                                          12,966           12,760           12,928           12,604
                                                    ======           ======          =======           ======
     Diluted                                        14,581           14,063           14,491           14,089
                                                    ======           ======          =======           ======


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

          The effect of the revisions of the accounting for barter credits and restructuring reserve on the quarter and six months ended September 2002 was to decrease operating, selling, general and administrative expenses by $64,000 and $136,000 and increase the previously reported net income by $40,000 and $85,000, respectively, (no impact on diluted earnings per share). See footnote 1 to the condensed consolidated financial statements in Item 1 of this filing for futher description of the accounting revisions and the financial statement lines that were restated for the quarter and six months ended fiscal September 2002.

          The following table sets forth income statement data of Monro Muffler Brake, Inc. ("Monro" or the "Company") expressed as a percentage of sales for the fiscal periods indicated.


                                                QUARTER ENDED                SIX MONTHS ENDED
                                              FISCAL SEPTEMBER               FISCAL SEPTEMBER
                                              ----------------               ----------------
                                            2003           2002            2003            2002
                                            ----           ----            ----            ----
                                                         RESTATED                        RESTATED
Sales....................................   100.0%         100.0%          100.0%          100.0%

Cost of sales, including distribution
 and occupancy costs.....................    57.6           57.9            56.9            57.0
                                            -----          -----           -----           -----

Gross profit.............................    42.4           42.1            43.1            43.0

Operating, selling, general and
 administrative expenses.................    28.4           29.5            29.2            31.5
                                            -----          -----           -----           -----

Operating income.........................    14.0           12.6            13.9            11.5

Interest expense - net...................     1.2             .9             1.0             1.1

Other (income) expense - net.............     (.1)             -               -             (.1)
                                            -----          -----           -----           -----

Income before provision for income taxes     12.9           11.7            12.9            10.5

Provision for income taxes...............     4.9            4.5             4.9             4.0
                                            -----          -----           -----           -----

Net income................................    8.0%           7.2%            8.0%            6.5%
                                            =====          =====           =====           =====


SECOND QUARTER ENDED SEPTEMBER 27, 2003 COMPARED TO SECOND QUARTER ENDED SEPTEMBER 28, 2002

          Sales were $74.1 million for the quarter ended September 27, 2003 as compared with $68.0 million in the quarter ended September 28, 2002. The sales increase of $6.1 million, or 9.0%, was due to an increase of $2.0 million related to new stores and a comparable store sales increase of 6.6%. Kimmel stores are included in the comparable store sales numbers because they have been open one full fiscal year.

          Sales for the six months ended September 27, 2003 were $147.7 million as compared to $135.9 million for the comparable period in the prior year. The sales increase of $11.8 million is due to a comparable store sales increase of 6.3%, as well as an increase of $3.8 million from new stores.

          At September 27, 2003 the Company had 562 company-operated stores compared with 550 stores at September 28, 2002. During the quarter ended September 28, 2003, the Company opened three stores and closed two.

          Gross profit for the quarter ended September 27, 2003 was $31.4 million or 42.4% of sales as compared with $28.6 million or 42.1% of sales for the quarter ended September 28, 2002. The increase in gross profit for the quarter ended September 27, 2003, as a percentage of sales, is due primarily to the buyout of the synthetic lease properties which occurred on June 27, 2003 (See Note 2). As a result of this transaction, approximately $.4 million of expense, which formerly was recorded as rent expense and included in cost of sales, was recorded as interest expense in the quarter ended September 27, 2003. This reduction was partially offset by approximately $.1 million of additional depreciation recognized in the quarter ended September 2003, now that the related properties are recorded on the Company's balance sheet.

          Partially offsetting this increase in gross profit was an increase in total material costs caused by vendor price increases as well as an increase in outside purchases. Technician labor, as a percent of sales, was relatively consistent between the two quarters. However, productivity, as measured by sales per man-hour, improved 3.6% over the same quarter of last year. Since the Company formally began tracking this statistic over the last seven years, productivity has increased every year, and since the first quarter of fiscal 1998, is up 35%.

          Gross profit for the six months ended September 27, 2003 was $63.7 million, or 43.1% of sales, as compared to $58.5 million or 43.0% of sales.

          Operating, selling, general and administrative ("SG&A") expenses for the quarter ended September 27, 2003 increased by $1.1 million to $21.1 million from the quarter ended September 28, 2002, and were 28.4% of sales as compared to 29.5% in the prior year quarter. The decrease in SG&A expense as a percentage of sales is due primarily to a decrease in advertising expense due to reduced expenditures, as well as a decrease in field expense related primarily to restructuring of the Kimmel field organization.

          For the six months ended September 27, 2003, these expenses increased by $.2 million to $43.1 million from the comparable period of the prior year, and were 29.2% of sales as compared to 31.5%. Year-to-date, SG&A expenses declined primarily due to decreased store advertising and decreased field support expense. Additionally, in fiscal 2003, the Company recorded a $1.6 million charge to recognize the vesting of the Chief Executive Officer's performance-based stock options. This charge did not recur in fiscal 2004.

          Operating income for the quarter ended September 27, 2003 of approximately $10.4 million increased 20.7% as compared to operating income for the quarter ended September 28, 2002, and increased as a percentage of sales from 12.6% to 14.0% for the same periods.

          Net interest expense for the quarter ended September 27, 2003 increased by approximately $.2 million as compared to the same period in the prior year, and increased from .9% to 1.2% as a percentage of sales for the same periods. Net interest expense for the six months ended September 27, 2003 increased by $.1 million to $1.5 million and decreased with the prior year as a percentage of sales by .1%. The weighted average debt outstanding for the quarter ended September 27, 2003 increased by approximately $14.7 million due to the buyout of the synthetic lease, partially offset by a reduction in revolver debt. (See Note 2). Additionally, there was a decrease in the weighted average interest rate for the current year quarter of approximately 40 basis points as compared to the prior year.

          Due to its performance for the 12 months ended June 2003, the Company qualified for a 25 basis point reduction in its interest rate spread over LIBOR which should remain in effect for the remainder of fiscal 2004. This equates to an annualized interest rate savings of approximately $115,000.

          The effective tax rate for the quarters ended September 27, 2003 and September 28, 2002 was 38% of pre-tax income.

          Net income for the quarter ended September 27, 2003 of $5.9 million increased 20.2% from net income for the quarter ended September 28, 2002. Earnings per share on a diluted basis for the quarter ended September 27, 2003 increased 17.3%.

          For the six months ended September 27, 2003, net income of $11.8 million increased 33.3% and diluted earnings per share increased 29.8%.

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

CAPITAL RESOURCES AND LIQUIDITY

          Capital Resources

          The Company's primary capital requirements in fiscal 2004 are the upgrading of facilities and systems in existing stores and the funding of its store expansion program, including potential acquistions of existing store chains. For the six months ended September 27, 2003, the Company spent $7.4 million principally for equipment, as well as $.9 million for the acquisition of Brazos Automotive Properties, L.P. (See Note 2). Funds were provided primarily by cash flow from operations. Management believes that the Company has sufficient resources available (including cash and equivalents, net cash flow from operations and bank financing) to expand its business as currently planned for the next several years.

          Liquidity

          In March 2003, the Company renewed its credit facility agreement. The amended financing arrangement consists of an $83.5 million Revolving Credit facility (of which approximately $19.5 million was outstanding at September 27, 2003), and a non-amortizing credit loan (formerly synthetic lease financing) totaling $26.5 million (all of which was outstanding at September 27, 2003).

          The loans bear interest at the prime rate or other LIBOR-based rate options tied to the Company's financial performance. Interest only is payable monthly on the Revolving Credit facility and credit loan throughout the term. The Company must also pay a facility fee on the unused portion of the commitment.

          The Revolving Credit portion of the facility has a three-year term expiring in September 2006. On June 27, 2003, the Company purchased the entity holding title to the properties and debt under the synthetic lease and, accordingly, consolidated both the assets and debt related to such lease on its balance sheet at September 27, 2003. In accordance with the Company's credit facility agreement, the synthetic lease was converted to a three-year, non-amortizing revolving credit loan, also expiring in September 2006. The credit loan bears interest at the same rate as the Company's Revolving Credit facility.

          The credit facility is secured by most of the Company's assets, with certain permissible exceptions.

          The Company has financed its office/warehouse facility via a 10 year mortgage with a current balance of $1.8 million, amortizable over 20 years, and maturing in fiscal 2006, as well as a mortgage note payable of $.7 million due in a balloon payment in 2015. In addition, the Company has financed certain store properties and equipment with capital leases, which amount to $3.2 million and are due in installments through 2018.

          Certain of the Company's long-term debt agreements require, among other things, the maintenance of specified interest and rent coverage ratios and amounts of tangible net worth. They also contain restrictions on cash dividend payments. At September 27, 2003, the Company is in compliance with the applicable debt covenants.


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

FINANCIAL ACCOUNTING STANDARDS

          In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments and hedging activities, resulting primarily from decisions made by the FASB's Derivatives Implementation Group following the issuance of SFAS 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and is effective for hedging relationships designated after June 30, 2003. The Company has not entered into any new hedging relationships since June 30, 2003.

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

                            MONRO MUFFLER BRAKE, INC.

                           PART II - OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The 2003 Annual Meeting of Shareholders of the Company (the "2003 Meeting") was held on August 19, 2003. At the 2003 Meeting, the Company's common shareholders elected the Company's nominees Frederick M. Danziger, Robert G. Gross, Peter J. Solomon and Francis R. Strawbridge to Class 2 of the Board of Directors, to serve until the election and qualification of their respective successors at the 2005 Annual Meeting of Shareholders. The common shareholders also elected the Company's nominees, Richard A. Berenson and Robert E. Mellor, to Class 1 of the Board of Directors, to serve until the election and qualification of their respective successors at the 2004 Annual Meeting of Shareholders. Such nominees for director received the following votes:

                NAME                           VOTES FOR        VOTES WITHHELD
                ----                           ---------        --------------
                Frederick M. Danziger          7,206,225            919,239
                Robert G. Gross                7,069,813          1,055,651
                Peter J. Solomon               7,094,813          1,030,651
                Francis R. Strawbridge         7,674,116            451,348
                Richard A. Berenson            7,094,813          1,030,651
                Robert E. Mellor               7,785,528            339,936

          In addition, Robert W. August, Donald Glickman and Lionel B. Spiro will continue as Class 1 directors until the election and qualification of their respective successors at the 2004 Annual Meeting of Shareholders.

          Also approved by the following votes were:

               (I) a proposal to ratify the adoption of the Monro Muffler Brake, Inc. 2003 Non-Employee Directors' Stock Option Plan (5,363,591 shares in favor, 978,954 shares against, 49,778 shares abstaining and zero broker non-votes).

               (II) a proposal to ratify the amendment to the Monro Muffler
                    Brake, Inc. 1998 Employee Stock Option Plan (4,874,697 shares in favor, 1,467,909 shares against, 49,717 shares abstaining and zero broker non-votes).

               (III) a proposal to ratify the reevaluation of the selection of independent public accountants (6,831,769 shares in favor, 1,292,346 shares against, 1,349 shares abstaining and zero broker non-votes).

          As required under the Company's Certificate of Incorporation, such election of directors and other matters were confirmed by the holders of all 65,000 outstanding shares of the Company's Class C Convertible Preferred Stock, par value $1.50 per share, by written consent dated as of August 19, 2003.

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

          a.   Exhibits

               11 - Statement of Computation of Per Share Earnings.

               31.1 - Certification of Robert G. Gross pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

               31.2 - Certification of Catherine D'Amico pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

               32.1 - Certification Pursuant to 18 U.S.C. Section 1350, as
                      adopted pursuant to Section 906 of the Sarbanes -Oxley Act of 2002.

          b.   Reports on Form 8-K

               The Company filed a Form 8-K on July 14, 2003 to disclose its purchase, on June 27, 2003, of the general and limited partnership interests in Brazos Automotive Properties, L.P. ("BAP") for approximately $950,000 in cash and $26,600,000 in assumed liabilities.

               The Company filed a Form 8-K on July 25, 2003 to furnish its press release announcing the Company's unaudited operating results for the quarter ended June 28, 2003. An exhibit containing the Company's press release was attached.

               On August 12, 2003, the Company filed an amendment on Form 8-K/A to its previously filed Form 8-K, filed July 14, 2003, to provide additional information about its purchase of the general and limited partnership interests in Brazos Automotive Properties, L.P. and to furnish the related purchase agreements.

               The Company filed a Form 8-K on September 19, 2003 to furnish its press release announcing that the Company's Board of Directors declared a three-for-two stock split of its common stock in the form of a 50% stock dividend. An exhibit containing the Company's press release was attached.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                       MONRO MUFFLER BRAKE, INC.





          DATE: October 30, 2003       By /s/ Robert G. Gross
                                          --------------------------------------
                                              Robert G. Gross
                                              President and Chief Executive
                                              Officer




          DATE: October 30, 2003       By  /s/ Catherine D'Amico
                                          --------------------------------------
                                               Catherine D'Amico
                                               Executive Vice President-Finance,
                                               Treasurer and Chief Financial
                                               Officer

                                  EXHIBIT INDEX





         EXHIBIT NO.                   DESCRIPTION                                    PAGE NO.
         -----------                   -----------                                    --------

         11                Statement of computation of per share earnings               21

         31.1              Certification of Robert G. Gross pursuant to Section
                           302 of the Sarbanes-Oxley Act of 2002                        22

         31.2              Certification of Catherine D'Amico pursuant to Section
                           302 of the Sarbanes-Oxley Act of 2002                        23

         32.1              Certification Pursuant to 18 U.S.C. Section 1350,
                           as adopted pursuant to Section 906 of the Sarbanes-Oxley
                           Act of 2002                                                  24
