Form 10-Q
period 2003-12-27
MONRO MUFFLER BRAKE INC
filed 2004-02-09
CIK 876427

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 27, 2003.

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

                           Yes   X     No
                               -----

As of January 24, 2004, 13,309,292 shares of the Registrant's Common Stock, par value $ .01 per share, were outstanding.

                            MONRO MUFFLER BRAKE, INC.

                                      INDEX


Part I.    Financial Information                                                  Page No.
                                                                                  --------

     Item 1.  Financial Statements

          Consolidated Balance Sheet at
            December 27, 2003 and March 29, 2003                                      3

          Consolidated Statement of Income for the quarter and nine months
            ended December 27, 2003 and December 28, 2002                             4

          Consolidated Statement of Changes in Shareholders'
            Equity for the nine months ended December 27, 2003                        5

          Consolidated Statement of Cash Flows for the
            nine months ended December 27, 2003 and December 28, 2002                 6

          Notes to Consolidated Financial Statements                                  7

     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations                        13

     Item 4.  Controls and Procedures                                                16

Part II.   Other Information

     Item 4.  Submission of Matters to a Vote of Security Holders                    17

     Item 6.  Exhibits and Reports on Form 8-K                                       18

Signatures                                                                           19

Exhibit Index                                                                        20


MONRO MUFFLER BRAKE, INC.
CONSOLIDATED BALANCE SHEET
(UNAUDITED)


                                                                                     DECEMBER 27,         MARCH 29,
                                                                                         2003               2003
                                                                                         ----               ----
                                                                                         (DOLLARS IN THOUSANDS)

ASSETS
Current assets:
    Cash and equivalents                                                            $         73         $        69
    Trade receivables                                                                      2,165               1,902
    Inventories                                                                           52,247              51,256
    Deferred income tax asset                                                              1,727               1,661
    Other current assets                                                                   9,451               8,989
                                                                                   -----------------    --------------
                Total current assets                                                      65,663              63,877
                                                                                   -----------------    --------------

Property, plant and equipment                                                            258,103             222,278
     Less - Accumulated depreciation and amortization                                    (97,515)            (90,130)
                                                                                   -----------------   ----------------
                Net property, plant and equipment                                        160,588             132,148
Intangible assets and other non-current assets                                            10,864              11,175
                                                                                   -----------------    --------------
                Total assets                                                        $    237,115         $   207,200
                                                                                   =================    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Current portion of long-term debt                                            $        621         $       625
       Trade payables                                                                     21,351              16,955
       Federal and state income taxes payable                                              2,261               1,593
       Accrued payroll, payroll taxes and other payroll benefits                           6,928               7,968
       Accrued insurance                                                                   2,289               1,857
       Other current liabilities                                                          10,361              12,999
                                                                                   -----------------    --------------
                Total current liabilities                                                 43,811              41,997

Long-term debt                                                                            45,135              36,183
Other long-term liabilities                                                                3,977               3,500
Deferred income tax liability                                                              3,090               1,128
                                                                                   -----------------    --------------
                Total liabilities                                                         96,013              82,808
                                                                                   -----------------    --------------

Commitments
Shareholders' equity:
    Class C Convertible Preferred Stock, $1.50 par value, $.144 and $.216 conversion value at December 27, 2003 and March 29, 2003, respectively;
       150,000 shares authorized; 65,000 shares
       issued and outstanding                                                                 97                  97
    Common Stock, $.01 par value, 20,000,000 shares authorized; 13,304,173 shares issued at December 27, 2003; 8,785,860 shares issued at
       March 29, 2003                                                                        133                  88
    Treasury Stock, 325,200 shares at December 27, 2003 and 216,800 shares at
      March 29, 2003, at cost                                                             (1,831)             (1,831)
    Additional paid-in capital                                                            43,574              42,178
    Note receivable from shareholder                                                                             (78)
    Accumulated other comprehensive income                                                  (468)               (859)
    Retained earnings                                                                     99,597              84,797
                                                                                   -----------------    --------------
                Total shareholders' equity                                               141,102             124,392
                                                                                   -----------------    --------------
                Total liabilities and shareholders' equity                          $    237,115         $   207,200
                                                                                   =================    ==============


   The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)


                                                                         QUARTER ENDED                     NINE MONTHS ENDED
                                                                        FISCAL DECEMBER                     FISCAL DECEMBER
                                                                     2003              2002               2003            2002
                                                                     ----              ----               ----            ----
                                                                                                                        RESTATED

                                                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Sales                                                               $64,549         $60,716          $212,298         $196,628
Cost of sales, including distribution and
     occupancy costs                                                 39,291          37,787           123,351          115,192
                                                               -------------    -------------     -------------    -------------

Gross profit                                                         25,258          22,929            88,947           81,436
Operating, selling, general and
     administrative expenses                                         19,981          18,418            63,127           61,345
                                                               -------------    -------------     -------------    -------------

Operating income                                                      5,277           4,511            25,820           20,091
Interest expense, net of interest income for
     the quarter of $14 in 2003 and 2002, and
     year-to-date of $44 in 2003 and $37 in 2002                        515             623             1,997            2,032
Other income, net                                                      (123)             (2)             (123)            (122)
                                                               -------------    -------------     -------------    -------------

Income before provision for income taxes                              4,885           3,890            23,946           18,181
Provision for income taxes                                            1,854           1,477             9,099            6,907
                                                               -------------    -------------     -------------    -------------

Net income                                                          $ 3,031         $ 2,413          $ 14,847         $ 11,274
                                                               =============    =============     =============    =============

Earnings per share:
       Basic                                                        $  0.23         $  0.19          $   1.15         $   0.89
                                                               =============    =============     =============    =============
       Diluted                                                      $  0.21         $  0.17          $   1.02         $   0.80
                                                               =============    =============     =============    =============

Weighted average number of common shares
     outstanding used in computing earnings per share
        Basic                                                        12,976           12,764           12,944           12,656
                                                               =============    =============     =============    =============
        Diluted                                                      14,612           14,037           14,537           14,081
                                                               =============    =============     =============    =============








   The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(UNAUDITED)
(DOLLARS IN THOUSANDS)


                                                                                      NOTE     ACCUMULATED
                                                                     ADDITIONAL    RECEIVABLE    OTHER
                                       PREFERRED   COMMON  TREASURY     PAID-IN       FROM    COMPREHENSIVE RETAINED
                                         STOCK     STOCK     STOCK      CAPITAL   SHAREHOLDER    INCOME     EARNINGS   TOTAL
                                      ----------  -------  --------  ----------   -----------  ----------  ---------  ------
Balance at March 29, 2003                  $97       $ 88   $(1,831)     $42,178      $(78)      $(859)   $84,797    $124,392

Net income                                                                                                 14,847      14,847
Other comprehensive income:
  SFAS No. 133 adjustment for the
nine months ended December 27, 2003                                                                391                    391
                                                                                                                   ----------
       Total comprehensive income                                                                                      15,238

Tax benefit from exercise of stock                                           269                                          269
options

Shares issued in connection with
   three-for-two stock split (see                      44                                                     (47)         (3)
Note 10)

Exercise of stock options                               1                  1,127                                        1,128

Note receivable from shareholder                                                        78                                 78

                                     ---------- ---------  --------   ---------- ----------  ---------  ---------  ----------
Balance at December 27, 2003               $97       $133   $(1,831)     $43,574      $  0       $(468)   $99,597    $141,102
                                     ========== =========  ========   ========== ==========  =========  =========  ==========




















   The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)


                                                                                                NINE MONTHS ENDED
                                                                                                 FISCAL DECEMBER
                                                                                           2003               2002
                                                                                           ----               ----
                                                                                                           RESTATED

                                                                                             (DOLLARS IN THOUSANDS)
                                                                                          INCREASE (DECREASE) IN CASH

Cash flows from operating activities:
     Net income                                                                            $ 14,847           $ 11,274
                                                                                      ---------------    --------------
     Adjustments to reconcile net income to net cash provided
          by operating activities -
         Depreciation and amortization                                                        9,787              9,303
         Non-qualified stock option expense                                                                      1,603
         Net change in deferred income taxes                                                  1,842               (554)
         Loss (gain) on disposal of property, plant and equipment                               326               (253)
     Change in assets and liabilities, net of effects from
       acquisitions:
         Increase in trade receivables                                                         (263)              (135)
         Increase in inventories                                                               (991)            (2,900)
         (Increase) decrease in other current assets                                           (448)               225
         Decrease in intangible assets and other
           noncurrent assets                                                                    240                188
         Increase (decrease) in trade payables                                                4,396               (694)
         (Decrease) increase in accrued expenses                                             (2,701)             2,156
         Increase in federal and state income taxes payable                                     748              1,704
         Increase (decrease) in other long-term liabilities                                     657             (1,227)
                                                                                      ---------------    --------------
               Total adjustments                                                             13,593              9,416
                                                                                      ---------------    --------------
               Net cash provided by operating activities                                     28,440             20,690
                                                                                      ---------------    --------------

Cash flows from investing activities:
     Payment for purchase of Kimmel Automotive, Inc., net
        of cash acquired                                                                                        (5,460)
     Payment for purchase of Brazos Automotive Properties, L.P.                                (935)
     Capital expenditures                                                                   (11,467)            (7,457)
     Proceeds from the disposal of property, plant and equipment                                452                250
                                                                                      ---------------    --------------
               Net cash used for investing activities                                       (11,950)           (12,667)
                                                                                      ---------------    --------------

Cash flows from financing activities:
     Proceeds from borrowings                                                               108,596             76,300
     Principal payments on long-term debt and capital
       lease obligations                                                                   (126,207)           (86,205)
     Exercise of stock options                                                                1,128              1,440
     Payment of fractional shares related to stock split (see Note 10)                           (3)
                                                                                      ---------------    --------------
               Net cash used for financing activities                                       (16,486)            (8,465)
                                                                                      ---------------    --------------

Increase (decrease) in cash                                                                       4               (442)
Cash and equivalents at beginning of period                                                      69                442
                                                                                      ---------------    --------------
Cash and equivalents at end of period                                                      $     73           $      0
                                                                                      ===============    ==============




   The accompanying notes are an integral part of these financial statements.

                            MONRO MUFFLER BRAKE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Condensed Consolidated Financial Statements

The consolidated balance sheet as of December 27, 2003, the consolidated statements of income for the three and nine month periods ended December 27, 2003 and December 28, 2002, the consolidated statements of cash flows for the nine month periods ended December 27, 2003 and December 28, 2002 and the consolidated statement of changes in shareholders' equity for the nine months ended December 27, 2003, include Monro Muffler Brake, Inc. and its wholly owned subsidiaries (the "Company"). These unaudited condensed consolidated financial statements have been prepared by the Company and are subject to year-end adjustments. In the opinion of management, all known adjustments have been made to present fairly the financial position, results of operations and cash flows for the unaudited periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 29, 2003. The results of operations for the three and nine month periods ended December 27, 2003 are not necessarily indicative of the operating results for the full year.

     The Company reports its results on a 52/53 week fiscal year with the fiscal year ending on the last Saturday in March of each year. The following are the dates represented by each fiscal period reported in these condensed financial statements:


         "Quarter Ended Fiscal December 2003":            September 28, 2003 - December 27, 2003 (13 weeks)
         "Quarter Ended Fiscal December 2002":            September 29, 2002 - December 28, 2002 (13 weeks)
         "Nine Months Ended Fiscal December 2003":        March 30, 2003 - December 27, 2003 (39 weeks)
         "Nine Months Ended Fiscal December 2002":        March 31, 2002 - December 28, 2002 (39 weeks)


     Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the current year's presentation.

RESTATEMENT

     During fiscal years 1999 to 2001, the Company sublet or sold a total of 14 closed store properties to Icon International, a barter company. In connection with the preparation of the Company's consolidated financial statements for fiscal 2003, the Company revised the original accounting for these barter transactions and the resulting barter credits. Accordingly, the Company's consolidated financial statements as of December 2002 reflect a cumulative $2.4 million reduction to retained earnings, after related income taxes of $1.6 million, to record the impairment charge related to the store closures in fiscal 1998 through 2000. Further, operating, selling, general and administrative expenses for the nine months ended December 2002 were reduced by $135,000, resulting in an increase in net income of $85,000 from that previously reported to $11,274,000 or $.80 per diluted share, related to the recognition of barter credits utilized by the Company during that period. There was no impact on the Company's reported net income for the quarter ended December 2002 from this revision.

     In addition, in the fourth quarter of fiscal 2003, the Company revised its original accounting for the restructuring reserve that was established in connection with its acquisition of 189 company-operated and 14 franchised Speedy stores in fiscal 1999. The revision recorded the operating results of 41 stores it closed in fiscal 1999 and 2000 in connection with that acquisition, and certain other costs, in its fiscal 1999 and 2000 consolidated income statements instead of providing for these costs in the restructuring reserve as originally recorded. Accordingly, the Company's consolidated financial statements reflect a cumulative $.8 million reduction of retained earnings at December 2002, after related income taxes of $.5 million. There was no impact on the Company's reported net income for the quarter and nine month periods ended December 2002 from this revision.

                            MONRO MUFFLER BRAKE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company's consolidated financial statements as of and for the nine months ended December 2002 reflect adjustments to the following items in connection with the accounting revisions discussed above.


                                                                NINE MONTHS ENDED
                                                                 FISCAL DECEMBER
                                                            ---------------------------
                                                                 2002         2002
                                                                  AS
                                                              PREVIOUSLY       AS
Financial statement caption                                    REPORTED     RESTATED
                                                               --------     --------
                                                               (DOLLARS IN THOUSANDS,
                                                            EXCEPT FOR PER SHARE DATA)
CONSOLIDATED STATEMENT OF INCOME

Operating, selling, general and administrative expenses           $ 61,480    $ 61,345
Operating income                                                    19,956      20,091
Income before provision for income taxes                            18,046      18,181
Provision for income taxes                                           6,857       6,907
Net income                                                          11,189      11,274

Earnings per share - basic                                        $   0.88    $   0.89
Earnings per share - diluted                                      $   0.79    $   0.80

CONSOLIDATED BALANCE SHEET

Other current assets                                              $  7,450    $  6,921
Total current assets                                                59,505      58,977
Property, plant and equipment                                      216,216     215,279
Accumulated depreciation and amortization                          (89,300)    (88,792)
Net property, plant and equipment                                  126,916     126,487
Intangible assets and other non-current assets                      13,176      10,198
Total assets                                                       199,597     195,662
Other current liabilities                                           10,802      11,972
Total current liabilities                                           39,781      40,951
Other long-term liabilities                                          2,834       3,000
Deferred income tax liability                                        2,197          81
Total liabilities                                                   75,375      74,595
Retained earnings                                                   85,498      82,343
Total shareholders' equity                                         124,222     121,067
Total liabilities and shareholders' equity                         199,597     195,662

CONSOLIDATED STATEMENT OF CASH FLOWS                                INCREASE (DECREASE)
                                                                         IN CASH

Net change in deferred income taxes                               $   (606)   $   (554)
Decrease in other current assets                                       239         225
(Increase) decrease in other noncurrent assets                        (257)        188
Decrease in other long-term liabilities                               (659)     (1,227)
Total adjustments                                                    9,501       9,416



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

     As a result of this transaction, payments on the lease, which were reported as rent prior to the buyout, are now reported as interest expense. Rent expense related to the synthetic lease recorded in the quarter ended December 2002 was $0.5 million. Interest expense related to the synthetic lease properties for the quarter ended December 2003 was $0.2 million. The reduced expense resulted primarily from the expiration in August 2003 of an interest rate swap arrangement that fixed the interest rate on the debt related to these properties, as well as a reduction of $5.0 million in the principal amount financed under the synthetic lease. Also, the Company estimates that annual depreciation expense related to the assets acquired in the Lease Buyout will be approximately $0.5 million. These depreciation charges commenced in the Company's second quarter of its fiscal year 2004.

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

     The notional amount of derivative financial instruments, which consisted solely of an interest rate swap used to minimize the risk and/or costs associated with changes in interest rates, was approximately $1.7 million at December 27, 2003. This swap matures in October 2005. This swap contract requires the Company to pay a fixed-rate of interest of 7.15% plus a spread of 80 basis points, and receive variable rates of interest based on the 30-day LIBOR rate.

     At December 27, 2003, the fair value of this contract, net of tax, is recorded as a component of accumulated other comprehensive income in the consolidated Statement of Changes in Shareholders' Equity.

Note 4 - Vendor Rebates and Cooperative Advertising Credits

     In accordance with EITF 02-16, for vendor agreements entered into or modified after December 31, 2002, the Company accounts for vendor rebates and cooperative advertising credits as a reduction of the cost of products purchased, except where the rebate or credit is a reimbursement of costs incurred to sell the vendor's product, in which case it is offset against the costs incurred. Vendor rebates and credits associated with vendor agreements entered into prior to December 31, 2002 are recognized as cooperative advertising income as earned and are classified as a reduction of selling, general and administrative expenses.

                            MONRO MUFFLER BRAKE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Earnings Per Share

     The computation of diluted earnings per share for the nine months ended fiscal December 2003 excludes the effect of assumed exercise of 41,000 outstanding stock options as the exercise prices of these options exceeded the average market price of the Company's common stock for that period. The stock options outstanding excluded from the computation of diluted earnings per share for the quarter and nine months ended fiscal December 2002 amounted to 311,000 and 154,000, respectively.

Note 6 - Stock-based Compensation

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

     Reported and pro forma net income and earnings per share amounts are set forth below:


                                                                   QUARTER ENDED                 NINE MONTHS ENDED
                                                                  FISCAL DECEMBER                 FISCAL DECEMBER
                                                                  ---------------                 ---------------
                                                               2003              2002           2003           2002
                                                               ----              ----           ----           ----
                                                                                                             RESTATED
                                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income, as reported                                        $3,031          $2,413         $14,847       $11,274
Add: Total stock-based employee compensation
   expense recorded in accordance with APB 25, net of
   tax effect                                                                                                   994
Deduct: Total stock-based employee compensation
  expense determined under fair value-based method for
  all awards, net of tax effect                                  (110)           (148)           (312)       (1,280)
                                                           -------------    ------------    ----------    -----------
Pro forma net income                                           $2,921          $2,265         $14,535       $10,988
                                                           =============    ============    ==========    ===========

Earnings per share:
  Basic-as reported                                            $ 0.23          $ 0.19         $  1.15       $  0.89
                                                           =============    ============    ==========    ===========
  Basic-pro forma                                              $ 0.23          $ 0.18         $  1.12       $  0.87
                                                           =============    ============    ==========    ===========
  Diluted-as reported                                          $ 0.21          $ 0.17         $  1.02       $  0.80
                                                           =============    ============    ==========    ===========
  Diluted-pro forma                                            $ 0.20          $ 0.16         $  1.01       $  0.78
                                                           =============    ============    ==========    ===========


     The fair values of the options granted were estimated on the date of their grant using the Black-Scholes option-pricing model.

     Stock options which vested in the first nine months of fiscal 2003 include 100,000 performance-based options, earned by the Company's CEO, in accordance with the terms of his employment contract. The Company recorded compensation expense of $1.6 million in its first quarter of fiscal 2003 related to the vesting of these stock options.

Note 7 - Guarantees

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

                            MONRO MUFFLER BRAKE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In that regard, the Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. Warranty expense for the quarter and nine months ended December 27, 2003 and for the prior year comparable periods was not material. Also, warranty reserves are not material to the Company's financial position.

Note 8 - Acquisition of Kimmel Automotive, Inc.

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

Note 9 - Supplemental Disclosure of Cash Flow Information

     The following transactions represent noncash investing and financing activities during the periods indicated:

NINE MONTHS ENDED DECEMBER 27, 2003:

     In connection with the sale or disposal of assets, the Company reduced fixed assets by $426,000 and decreased other current liabilities by $426,000.

     In connection with recording the value of the Company's swap contracts, other comprehensive income increased by $391,000, other current liabilities decreased by $575,000, other long-term liabilities decreased by $54,000 and the deferred income tax liability was increased by $238,000.

     In connection with the sale of fixed assets, the Company received a note which increased other current assets by $14,000 and other long-term assets by $99,000.

     In connection with the exercise of stock options, the Company decreased deferred tax assets by $80,000, decreased current liabilities by $349,000 and increased paid-in-capital by $269,000.

     In connection with the three-for-two stock split that was effective on October 31, 2003, the Company increased Common Stock by $44,000 to reflect the par value of the additional shares issued, and reduced Retained Earnings by the same amount.

     In connection with the acquisition of Brazos Automotive Properties, L.P., the Company paid $935,000 (Note 2), as follows:

         Fair value of assets acquired                      $27,494,000
         Cash paid, net of cash acquired                        935,000
                                                            -----------
         Liabilities assumed                                $26,559,000
                                                            ===========

NINE MONTHS ENDED DECEMBER 28, 2002:

     In connection with performance-based executive compensation, the Company recognized compensation expense of $1,603,000, decreased other long-term liabilities by $208,000 and increased additional paid-in-capital by $1,811,000.

     In connection with recording the value of the Company's swap contracts, other comprehensive income decreased by $1,000, other current liabilities increased by $730,000, other long-term liabilities decreased by $759,000 and deferred income tax liabilities increased by $30,000.

                            MONRO MUFFLER BRAKE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In connection with the acquisition of Kimmel Automotive, Inc. (Note 8), liabilities were assumed as follows:

         Fair value of assets acquired                       $10,000,000
         Cash paid, net of cash acquired                       5,500,000
                                                            ------------
         Liabilities assumed                                 $ 4,500,000
                                                            ============

     The fair value of assets acquired and cash paid has been reduced by the Kimmel Truck Tire sale proceeds of $400,000 that were received in the second quarter of fiscal 2003.

CASH PAID DURING THE PERIOD:

                                                 2003            2002
                                                 ----            ----

               Interest, net                  $1,537,000      $1,857,000
               Income taxes                    6,512,000       5,757,000

Note 10 - Stock Split

     On September 16, 2003, the Company's Board of Directors declared a three-for-two stock split to be effected in the form of a 50% stock dividend. The stock split was distributed on October 31, 2003 to shareholders of record as of October 21, 2003. All basic and diluted earnings per share, average shares outstanding information and all applicable footnotes have been adjusted to reflect the aforementioned stock split.

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

     See Note 1 to the condensed consolidated financial statements in Item 1 of this filing for a description of accounting revisions and the related financial statement lines that were restated for the nine months ended fiscal December 2002. The effect of the revisions of the accounting for barter credits and restructuring reserve on operating results for the nine months ended December 2002 was to decrease operating, selling, general and administrative expenses by $135,000 and increase the previously reported net income by $85,000 and to increase diluted earnings per share to $0.80 per share. There was no impact on net income for the quarter ended December 2002 from these accounting revisions.

     The following table sets forth income statement data of Monro Muffler Brake, Inc. ("Monro" or the "Company") expressed as a percentage of sales for the fiscal periods indicated.


                                                         QUARTER ENDED                NINE MONTHS ENDED
                                                        FISCAL DECEMBER                FISCAL DECEMBER
                                                      2003           2002            2003           2002
                                                      ----           ----            ----           ----
                                                                                                  RESTATED
Sales..........................................      100.0%         100.0%          100.0%         100.0%

Cost of sales, including distribution
 and occupancy costs...........................       60.9           62.2            58.1           58.6
                                                     -----          -----           -----          -----

Gross profit...................................       39.1           37.8            41.9           41.4

Operating, selling, general and
 administrative expenses.......................       30.9           30.4            29.7           31.2
                                                     -----          -----           -----          -----

Operating income...............................        8.2            7.4            12.2           10.2

Interest expense - net.........................         .8            1.0              .9            1.0

Other income - net.............................      (  .2)             -               -              -
                                                     -----          -----           -----          -----

Income before provision for income taxes               7.6            6.4            11.3            9.2

Provision for income taxes.....................        2.9            2.4             4.3            3.5
                                                     -----          -----           -----          -----

Net income.....................................        4.7%           4.0%            7.0%           5.7%
                                                     =====          =====           =====          =====


THIRD QUARTER ENDED DECEMBER 27, 2003 COMPARED TO THIRD QUARTER ENDED DECEMBER 28, 2002

     Sales were $64.5 million for the quarter ended December 27, 2003 as compared with $60.7 million in the quarter ended December 28, 2002. The sales increase of $3.8 million, or 6.3%, was due to an increase of $1.5 million related to new stores and a comparable store sales increase of 4.0%. Kimmel stores are included in the comparable store sales numbers because they have been open one full fiscal year.

     Sales for the nine months ended December 27, 2003 were $212.3 million as compared to $196.6 million for the comparable period in the prior year. The sales increase of $15.7 million is due to a comparable store sales increase of 5.6%, as well as an increase of $4.8 million from new stores.

     At December 27, 2003 the Company had 565 company-operated stores compared with 550 stores at December 28, 2002. During the quarter ended December 27, 2003, the Company opened five stores and closed two.

     Gross profit for the quarter ended December 27, 2003 was $25.3 million or 39.1% of sales as compared with $22.9 million or 37.8% of sales for the quarter ended December 28, 2002. The increase in gross profit for the quarter ended December 27, 2003, as a percentage of sales, is due primarily to the buyout of the synthetic lease properties which occurred on June 27, 2003 (See Note 2). As a result of this transaction, approximately $.5 million of expense, which formerly was recorded as rent expense and included in cost of sales, was recorded as interest expense in the quarter ended December 27, 2003. This reduction was partially offset by approximately $.1 million of additional depreciation recognized in the quarter ended December 2003, now that the related properties are recorded on the Company's balance sheet. Additionally, with strong comparable store sales, the Company was able to obtain some leverage in occupancy costs which are largely fixed expenses.

     Gross profit also increased due to a reduction in material costs related primarily to the recognition of barter income in the third quarter of fiscal 2004, as well as vendor rebates in accordance with EITF 02-16. In the prior year, these rebates were recorded as cooperative advertising income in selling and administrative costs.

     Technician labor, as a percent of sales, was relatively consistent between the two quarters. However, productivity, as measured by sales per man-hour, improved 5.2% over the same quarter of last year. Since the Company formally began tracking this statistic over the last seven years, productivity has increased every year, and since the third quarter of fiscal 1998, is up 30.6%.

     Gross profit for the nine months ended December 27, 2003 was $88.9 million, or 41.9% of sales, as compared to $81.4 million or 41.4% of sales.

     Operating, selling, general and administrative ("SG&A") expenses for the quarter ended December 27, 2003 increased by $1.6 million to $20.0 million from the quarter ended December 28, 2002, and were 30.9% of sales as compared to 30.4% in the prior year quarter. The increase in SG&A expense as a percentage of sales is due primarily to a reduction in cooperative advertising credits recorded in the quarter ended December 2003, in part due to timing as well as the Company's implimentation of EITF 02-16. This pronouncement requires the Company to record cooperative advertising credits and other vendor rebates primarily in accordance with inventory turns.

     For the nine months ended December 27, 2003, these expenses increased by $1.8 million to $63.1 million from the comparable period of the prior year, and were 29.7% of sales as compared to 31.2%. Year-to-date, SG&A expenses declined as a percentage of sales primarily due to decreased store advertising and decreased field support expense, partially offset by decreased cooperative advertising income. Additionally, in fiscal 2003, the Company recorded a $1.6 million charge to recognize the vesting of the Chief Executive Officer's performance-based stock options. This charge did not recur in fiscal 2004.

     Operating income for the quarter ended December 27, 2003 of approximately $5.3 million increased 17.0% as compared to operating income for the quarter ended December 28, 2002, and increased as a percentage of sales from 7.4% to 8.2% for the same periods.

     Net interest expense for the quarter ended December 27, 2003 decreased by approximately $.1 million as compared to the same period in the prior year, and decreased from 1.0% to .8% as a percentage of sales for the same periods. Net interest expense for the nine months ended December 27, 2003 was flat with the prior year at $2.0 million and decreased from the prior year as a percentage of sales by .1%. The weighted average debt outstanding for the quarter ended December 27, 2003 increased by approximately $14.0 million due to the buyout of the synthetic lease, partially offset by a reduction in revolver debt (See Note
2). Additionally, there was a decrease in the weighted average interest rate for the current year quarter of approximately 300 basis points as compared to the prior year.

     Due to its performance for the 12 months ended June 2003, the Company qualified for a 25 basis point reduction in its interest rate spread over LIBOR which should remain in effect for the remainder of fiscal 2004. This equates to an annualized interest rate savings of approximately $100,000.

     The effective tax rate for the quarters ended December 27, 2003 and December 28, 2002 was 38% of pre-tax income.

     Net income for the quarter ended December 27, 2003 of $3.0 million increased 25.6% from net income for the quarter ended December 28, 2002. Earnings per share on a diluted basis for the quarter ended December 27, 2003 increased 23.5%.

     For the nine months ended December 27, 2003, net income of $14.8 million increased 31.7% as compared to the prior year period and diluted earnings per share increased 27.5%.

CAPITAL RESOURCES AND LIQUIDITY

     Capital Resources

     The Company's primary capital requirements in fiscal 2004 are the upgrading of facilities and systems in existing stores and the funding of its store expansion program, including potential acquistions of existing store chains. For the nine months ended December 27, 2003, the Company spent $11.5 million principally for equipment, as well as $.9 million for the acquisition of Brazos Automotive Properties, L.P. (See Note 2). Funds were provided primarily by cash flow from operations. Management believes that the Company has sufficient resources available (including cash and equivalents, net cash flow from operations and bank financing) to expand its business as currently planned for the next several years.

     Liquidity

     In March 2003, the Company renewed its credit facility agreement. The amended financing arrangement consists of an $83.5 million Revolving Credit facility (of which approximately $19.5 million was outstanding at December 27, 2003), and a non-amortizing credit loan (formerly synthetic lease financing) totaling $26.5 million (all of which was outstanding at December 27, 2003).

     The loans bear interest at the prime rate or other LIBOR-based rate options tied to the Company's financial performance. Interest only is payable monthly on the Revolving Credit facility and credit loan throughout the term. The Company must also pay a facility fee on the unused portion of the commitment.

     The Revolving Credit portion of the facility has a three-year term expiring in September 2006. On June 27, 2003, the Company purchased the entity holding title to the properties and debt under the synthetic lease and, accordingly, consolidated both the assets and debt related to such lease on its balance sheet at December 27, 2003. In accordance with the Company's credit facility agreement, the synthetic lease was converted to a three-year, non-amortizing revolving credit loan, also expiring in September 2006. The credit loan bears interest at the same rate as the Company's Revolving Credit facility.

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

     Certain of the Company's long-term debt agreements require, among other things, the maintenance of specified interest and rent coverage ratios and amounts of tangible net worth. They also contain restrictions on cash dividend payments. At December 27, 2003, the Company is in compliance with the applicable debt covenants.

     The Company enters into interest rate hedge agreements which involve the exchange of fixed and floating rate interest payments periodically over the life of the agreement without the exchange of the underlying principal amounts. The differential to be paid or received is accrued as interest rates change and is recognized over the life of the agreements as an adjustment to interest expense.

FINANCIAL ACCOUNTING STANDARDS

     In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits--an amendment of FASB Statements No. 87, 88, and 106 (Issued December 2003)". This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB SFAS 87, "Employers' Accounting for Pensions", SFAS 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". This Statement retains the disclosure requirements contained in FASB Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"), which it replaces. It requires additional disclosures to those in the original SFAS 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The disclosure requirements in this statement are effective for interim periods starting after December 15, 2003. The Company will implement these changes in its Form 10-K for fiscal 2004.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51", which requires all variable interest entities to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the variable interest entity. In addition, the Interpretation expands disclosure requirements for both variable interest entities that are consolidated as well as variable interest entities from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. The disclosure requirements of this Interpretation were effective for all financial statements issued after January 31, 2003. The consolidation requirements of this Interpretation are effective for the first reporting period ending after December 15, 2003. At this time, the Company does not believe the Interpretation will have any significant impact on the Company's future reported results of operations and financial position apart from that described in Note 2 regarding the Company's buyout of the properties under its synthetic lease arrangement.

Item 4. Controls and Procedures

     Disclosure controls and procedures

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     In conjunction with the close of each fiscal quarter, the Company conducts an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures. It is the conclusion of the Company's Chief Executive Officer and Chief Financial Officer, based upon an evaluation completed as of the end of the most recent fiscal quarter reported on herein, that the Company's disclosure controls and procedures are sufficiently effective to ensure that any material information relating to the Company is recorded, processed, summarized and reported to its principal officers to allow timely decisions regarding required disclosures.

     Changes in internal controls

     There were no significant changes in the Company's internal accounting processes and control procedures or other factors subsequent to the date of the evaluation referred to above that could significantly affect the Company's disclosure controls.

                            MONRO MUFFLER BRAKE, INC.

                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     A Special Meeting of Shareholders of the Company (the "Special Meeting") was held on December 2, 2003. At the Special Meeting, the Company's common shareholders approved the following:

          (I) a proposal to amend the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 15,000,000 to 20,000,000 (8,445,757 shares in favor, 221,480 shares against, 2,000 shares abstaining and zero broker non-votes).

     As required under the Company's Certificate of Incorporation, the approval of this proposal was confirmed by the holders of all 65,000 outstanding shares of the Company's Class C Convertible Preferred Stock, par value $1.50 per share, by written consent dated as of December 2, 2003.

                            MONRO MUFFLER BRAKE, INC.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

          a.   Exhibits

               11 - Statement of Computation of Per Share Earnings.

               31.1 - Certification of Robert G. Gross pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

               31.2 - Certification of Catherine D'Amico pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

               32.1 - Certification Pursuant to 18 U.S.C. Section 1350, as
                      adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

          b.   Reports on Form 8-K

               Form 8-K dated October 16, 2003 to furnish the Company's press release announcing its unaudited operating results for the quarter ended September 27, 2003. An exhibit containing the Company's press release was attached.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         MONRO MUFFLER BRAKE, INC.





     DATE: February 9, 2004              By  /s/ Robert G. Gross
                                             ----------------------------------
                                             Robert G. Gross
                                             President and Chief Executive
                                             Officer




     DATE: February 9, 2004              By  /s/ Catherine D'Amico
                                             ----------------------------------
                                             Catherine D'Amico
                                             Executive Vice President-Finance,
                                             Treasurer and Chief Financial
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