Form 10-K
period 2004-03-27
MONRO MUFFLER BRAKE INC
filed 2004-06-10
CIK 876427

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For Fiscal Year Ended March 27, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

Commission File Number 0-19357

Monro Muffler Brake, Inc.

(Exact name of registrant as specified in its charter)

New York	16-0838627
(State of incorporation)	(I.R.S. Employer Identification No.)

200 Holleder Parkway
Rochester, New York	14615
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:

(585) 647-6400

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share
(Title of Class)

      Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☑  No  ☐

      As of May 28, 2004, the aggregate market value of voting stock held by non-affiliates of the registrant was $265,871,000.

      As of May 29, 2004, 13,337,921 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

      Portions of the registrant’s definitive proxy statement (to be filed pursuant to Regulation 14A) for the 2004 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III hereof.

PART I

Item 1.	Business

General

      Monro Muffler Brake, Inc. (“Monro” or the “Company”) is a chain of 595 Company-operated stores, 10 kiosk locations and 18 dealer-operated stores providing automotive undercar repair and tire services in the United States. At March 27, 2004, Monro operated Company stores in New York, Pennsylvania, Ohio, Connecticut, Massachusetts, West Virginia, Virginia, Maryland, Vermont, New Hampshire, New Jersey, North Carolina, South Carolina, Indiana, Rhode Island, Delaware and Maine under the names “Monro Muffler Brake & Service”, “Speedy Auto Service by Monro”, “Kimmel Tires-Auto Service”, “Tread Quarters Discount Tire” and “Mr. Tire” (together, the “Company Stores”). The Company’s stores typically are situated in high-visibility locations in suburban areas and small towns, as well as in major metropolitan areas. The Company Stores serviced approximately 2,664,000 vehicles in fiscal 2004. (References herein to fiscal years are to the Company’s year ended fiscal March [e.g., references to “fiscal 2004” are to the Company’s fiscal year ended March 27, 2004].)

      The Company considers “Monro” and “Speedy” branded stores to compose the Service Division of the Company, and the “Kimmel”, “Tread Quarters” and “Mr. Tire” branded stores to compose the Tire Division of the Company.

      The predecessor to the Company was founded by Charles J. August in 1957 as a Midas Muffler franchise in Rochester, New York, specializing in mufflers and exhaust systems. In 1966, the Company discontinued its affiliation with Midas Muffler, and began to diversify into a full line of undercar repair services. An investor group led by Peter J. Solomon and Donald Glickman purchased a controlling interest in the Company in July 1984. At that time, Monro operated 59 stores, located primarily in upstate New York, with approximately $21 million in sales in fiscal 1984. Since 1984, Monro has continued its growth and has expanded its marketing area to include 17 additional states. In September 1998, Monro acquired 189 company-operated and 14 franchised Speedy stores, all located in the United States, from SMK Speedy International Inc. of Toronto, Canada. During fiscal 2003, the Company acquired 34 company-operated tire and automotive repair stores in Maryland and Virginia through its acquisition of Kimmel Automotive, Inc. (“Kimmel” or the “Kimmel Acquisition”), and separately purchased ten company-operated tire and automotive repair stores in South Carolina from Frasier Tire Service, Inc. (the “Frasier Acquisition”). Effective March 1, 2004 the Company acquired 26 retail stores and 10 kiosks providing tire and automotive repair services in Baltimore, Maryland and Arlington, Virginia from Mr. Tire, Inc. and its sole shareholder, Atlantic Automotive Corp. (the “Mr. Tire Acquisition”). (See additional discussion under “Expansion Strategy”.)

      In December 1998, the Company appointed Robert G. Gross as President and Chief Executive Officer, who began full-time responsibilities on January 1, 1999.

      The Company was incorporated in the State of New York in 1959. The Company’s principal executive offices are located at 200 Holleder Parkway, Rochester, New York 14615, and its telephone number is (585) 647-6400.

      The Company provides a broad range of services on passenger cars, light trucks and vans for brakes (estimated at 29% of fiscal 2004 sales); mufflers and exhaust systems (17%); and steering, drive train, suspension and wheel alignment (15%). The Company also provides other products and services including tires (13%) and routine maintenance services including state inspections (26%). Monro specializes in the repair and replacement of parts which must be periodically replaced as they wear out. Normal wear on these parts generally is not covered by new car warranties. The Company typically does not perform under-the-hood repair services except for oil change services, various “flush and fill” services and some minor tune-up services. (See additional discussion under “Operating Strategy”.) The Company does not sell parts or accessories to the do-it-yourself market.

      The Company has three wholly-owned subsidiaries, Monro Service Corporation, Monro Leasing, LLC and Brazos Automotive Properties Management, Inc. (“BAPM”), all of which are Delaware companies qualified to do business in the State of New York.

      Monro Service Corporation holds all assets, rights, responsibilities and liabilities associated with the Company’s warehousing, purchasing, advertising, accounting, office services, payroll, cash management and certain other operations that are performed in New York State and Maryland. The Company believes that this structure has enhanced, and will continue to enhance, operational efficiency and provide cost savings.

      Monro Leasing, LLC was established primarily to act as lessee in real estate transactions for store locations. Currently, the sole member of the entity is the Company.

      The Company acquired all of the outstanding stock of BAPM in June 2003 to effect the purchase of 86 properties financed under its former synthetic lease facility. This company was dissolved in June 2004.

      Kimmel Automotive, Inc. operated as a wholly-owned subsidiary of Monro from April 1, 2002, the date of the Company’s acquisition of Kimmel, to March 29, 2003, at which time it was merged with Monro and dissolved.

Industry Overview

      According to industry reports, demand for automotive repair services, including undercar repair and tire services, has increased due to the general increase in the number of vehicles registered, the growth in vehicle miles driven, the increase in the average age of vehicles and the increased complexity of vehicles, which makes it more difficult for a vehicle owner to perform do-it-yourself repairs.

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

      Monro believes that there are significant expansion opportunities in new as well as existing market areas which will result from a combination of constructing stores on vacant land, opening full service Monro stores within host retailers’ service center locations (e.g. BJ’s Wholesale Clubs) and acquiring existing store locations. The Company believes that, as the industry consolidates due to the increasingly complex nature of automotive repair and the expanded capital requirements for state-of-the-art equipment, there will be increasing opportunities for acquisitions of existing businesses or store structures, and to open stores in host retailers’ locations.

      In that regard, effective April 1, 2002, the Company completed the Kimmel Acquisition. Kimmel operated 34 tire and automotive repair stores in Maryland and Virginia, as well as Wholesale and Truck Tire Divisions (including two commercial stores). In June 2002, Monro disposed of Kimmel’s Truck Tire Division, including its retread plant and two commercial stores.

      In February 2003, as a result of the Frasier Acquisition, Monro acquired ten company-operated tire and automotive repair store locations in the Charleston and Columbia, South Carolina markets. These stores operate under the Tread Quarters brand name.

      Effective March 1, 2004, the Company completed the Mr. Tire Acquisition, which added 26 retail tire and automotive repair stores and 10 kiosk locations in Maryland and Virginia, as well as a wholesale operation based in Baltimore, Maryland.

      Considering the Mr. Tire Acquisition, the Company now has 60 locations in Baltimore, Maryland. To further solidify the Company’s leading position in this large metro area, in the first quarter of fiscal 2005, the existing Speedy locations were converted to Monro branded stores and the Kimmel stores were converted to Monro and Mr. Tire branded stores. The Company believes that this initiative will increase brand awareness and raise visibility of its two dominant brands in the market. In connection with this re-branding effort, the Company closed one existing Kimmel store in fiscal 2005.

      The Mr. Tire kiosk locations operate in dealerships owned by Atlantic Automotive Corp., providing their service customers with tire inspections and supplying these dealerships with tires.

      During fiscal 2004, the Company opened 12 full-service, Monro branded stores within BJ’s Wholesale Clubs in New York (4), North Carolina (3), New Hampshire (2), Massachusetts (1), Rhode Island (1) and Maine (1), bringing the total number of stores that the Company operates in BJ’s Wholesale Clubs to 14 at March 27, 2004.

      Additionally, in September 1998, the Company completed the acquisition of 189 Company-operated and 14 franchised Speedy stores (the “Acquired Speedy stores”), from SMK Speedy International Inc. of Toronto, Canada. The Acquired Speedy stores are located primarily in complementary areas in Monro’s existing markets in the Northeast, Mid-Atlantic and Midwest regions of the United States.

      As of March 27, 2004, Monro had 595 Company-operated stores, 10 kiosk locations and 18 dealer locations located in 18 states. The following table shows the growth in the number of Company-operated stores over the last five fiscal years:

Store Additions and Closings

	Year ended fiscal March,

	2004		2003		2002	2001	2000

Stores open at beginning of year	560		514		511	512	524
Stores added during year	40	(c)	50	(b)	4	4	13
Stores closed during year(a)	(5)		(4)		(1)	(5)	(25)

Stores open at end of year	595		560		514	511	512

(a)	Generally, stores were closed because they failed to achieve an acceptable level of profitability or because a new Monro store was opened in the same market at a more favorable location. Store closures in fiscal 2003 include the sale of two commercial tire stores and a retread plant that were acquired in the purchase of Kimmel in the first quarter of fiscal 2003. Fiscal 2000 closures primarily relate to underperforming or redundant Speedy locations.

(b)	Includes 37 stores acquired in the Kimmel Acquisition and 10 stores acquired in the Frasier Acquisition.

(c)	Includes 26 stores acquired in the Mr. Tire Acquisition and 12 stores opened in BJ’s Wholesale Club locations.

      The Company plans to open approximately 25 new stores in fiscal 2005, including 20 in BJ’s Wholesale Clubs, and to continue to search for appropriate acquisition candidates or opportunities to operate stores within host retailers’ locations. In future years, should the Company find that there are not suitable acquisition or retail partnership candidates, it might increase its new store (greenfield) openings.

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

      As a result of extensive analysis of its historical and projected store opening strategy, the Company has established major market profiles, as defined by market awareness: mature, existing and new markets. Over the next several years, the Company expects to build a greater percentage of stores in mature and existing markets in order to capitalize on the Company’s market presence and consumer awareness. All 40 stores opened or acquired in fiscal 2004 were in mature or existing markets.

      The Company believes that management and operating improvements implemented over the last several fiscal years will enhance its ability to sustain its growth. The Company has a chain-wide computerized inventory control and electronic point-of-sale (“POS”) management information system, which has increased management’s ability to monitor operations as the number of stores has grown. (Mr. Tire stores are on a separate POS system but will be converted to the Monro POS system during fiscal 2005.) Being Windows-based, the system has simplified training of new employees. Additionally, the system includes electronic mail and electronic cataloging, which allows store managers to electronically research the specific parts needed for the make and model of the car being serviced. This enhanced system includes software which contains data that mirrors the scheduled maintenance requirements in vehicle owners’ manuals, specifically by make, model, year and mileage for every automobile. Management believes that this software facilitates the presentation and sale of scheduled maintenance services to customers. Other enhancements include the streamlining of estimating and other processes; graphic catalogs; direct mail support; appointment scheduling; customer service history; a thermometer graphic which guides store managers on the profitability of each job; and expanded monitoring of price changes. This latter change requires more specificity on the reason for a discount, which management believes will lead to reduced discounting. Enhancements will continue to be made to the POS system annually in an effort to increase efficiency, improve the quality and timeliness of store reporting and enable the Company to better serve its customers.

      The financing to open a new store location may be accomplished in one of three ways: a store lease for the land and building (in which case, land and building costs will be financed primarily by the lessor), a land lease with the building constructed by the Company (with building costs paid by the Company), or a land purchase with the building constructed by the Company. In all three cases, each new store also will require approximately $140,000 for equipment (including a POS system and a truck) and approximately $70,000 in inventory. Because Monro generally does not extend credit to its customers, stores generate almost no receivables and a new store’s actual net working capital investment is nominal. Total capital required to open a new store ranges, on average (based upon the last five fiscal years’ openings, excluding the BJ’s locations, and the acquired Speedy, Kimmel, Frasier and Mr. Tire stores), from $300,000 to $1,000,000 depending on the location and which of the three financing methods is used. In instances where Monro acquires an existing business, it may pay additional amounts for intangible assets such as customer lists, covenants not-to-compete, trade names and goodwill.

      Total capital required to open a store within a BJ’s Wholesale Club is substantially less than opening a greenfield store.

      At March 27, 2004, the Company leased the land and/or the building at approximately 68% of its store locations and owned the land and building at the remaining locations. Monro’s policy is to situate new stores in the best locations, without regard to the form of ownership required to develop the locations.

      New stores, excluding acquired stores and BJ’s locations, have average sales of approximately $360,000 in their first 12 months of operation, or $60,000 per bay.

Operating Strategy

      Monro’s operating strategy is to provide its customers with dependable, high-quality automotive service at a competitive price by emphasizing the following key elements.

Products and Services

      All stores provide a full range of undercar repair services for brakes, steering, mufflers and exhaust systems, drive train, suspension and wheel alignment. These services apply to all makes and models of domestic and foreign cars, light trucks and vans. In addition, all stores provide many of the routine maintenance services

(except engine diagnostic), which automobile manufacturers suggest or require in the vehicle owners’ manuals, and which fulfill manufacturers’ requirements for new car warranty compliance. At the end of fiscal 2001, the Company introduced “Scheduled Maintenance” services in all of its stores whereby the aforementioned services are packaged and offered to consumers based upon the year, make, model and mileage of each specific vehicle. Management believes that the Company is able to offer this service in a more convenient and cost competitive fashion than auto dealers can provide.

      Substantially all of the stores provide oil change services as well as tire sales and installation. All stores perform a heating and cooling system “flush and fill” service and belt installation, and most perform a transmission “flush and fill” service. Additionally, all stores replace and service batteries, starters and alternators. Stores in New York, West Virginia, New Hampshire, Maryland, Rhode Island, New Jersey, Pennsylvania, North Carolina, Virginia and Vermont also perform annual state inspections. Approximately 23% of the Company’s stores also offer air conditioning services.

Customer Satisfaction

      The Company’s vision of being the dominant Auto Service provider in the markets it serves has been supported, since fiscal 2000, by a set of values displayed in each Company store emphasizing TRUST:

•	Total Customer Satisfaction

•	Respect, Recognize and Reward (employees who are committed to these values)

•	Unparalleled Quality and Integrity

•	Superior Value and

•	Teamwork

      Additionally, each Company-operated store displays and operates under the following set of customer satisfaction principles: free inspection of brakes, shocks, front end and exhaust systems; item-by-item review with customers of problem areas; free written estimates; written guarantees; drive-in service without an appointment; fair and reasonable prices as advertised; and repairs by professionally trained undercar specialists. (See additional discussion under “Store Operations: Quality Control and Warranties”.)

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

      The Company employs co-branding initiatives to more quickly increase consumer awareness in certain markets. The Company believes that, especially in newer markets, customers may more readily be drawn into its stores because of their familiarity with national brand names. Some of these initiatives have included cross-promotional offers with professional sports teams, national fast food chains and video rental stores, as well as with regional supermarkets. As part of its BJ’s Wholesale Club program, the Company has implemented a series of co-branded initiatives to market the Company’s services to the large number of BJ’s Wholesale Club members where a new Monro store has opened within the BJ’s Wholesale Club service center.

Centralized Control

      Unlike many of its competitors, the Company operates, rather than franchises, all of its stores (except for the 18 dealer locations). Monro believes that direct operation of stores enhances its ability to compete by providing centralized control of such areas of operations as service quality, store appearance, promotional activity and pricing. A high level of technical competence is maintained throughout the Company, as Monro requires, as a condition of employment, that employees participate in comprehensive training programs to keep pace with technology changes. Additionally, purchasing, distribution, merchandising, advertising, accounting and other store support functions are centralized primarily in the Company’s corporate headquarters in Rochester, New York, and are provided through the Company’s subsidiary, Monro Service Corporation. The centralization of these functions results in efficiencies and gives management the ability to closely monitor and control costs.

Comprehensive Training

      The Company provides ongoing, comprehensive training to its store employees. Monro believes that such training provides a competitive advantage by enabling its technicians to provide quality service to its customers in all areas of undercar repair. (See additional discussion under “Store Operations: Store Personnel and Training”.)

Store Operations

Store Format

      The typical format for a Monro repair store is a free-standing building of approximately 4,500 square feet consisting of a sales area, six fully-equipped service bays and a parts storage area, with a parking lot with space for approximately 17 cars. Acquired Speedy stores average five bays per location with approximately 4,200 square feet. The stores acquired from Kimmel and Frasier average six bays per location with approximately 4,600 square feet and the acquired Mr. Tire stores average seven bays and 5,900 square feet. The stores opened in BJ’s locations average five bays and 2,700 square feet. In BJ’s locations, the Company and BJ’s both operate counters in the sales area, while the Company operates the service bay area. Most service bays are equipped with above-ground electric vehicle lifts. The typical Service Division store carries approximately $71,000 of inventory and approximately 3,300 stock keeping units (“SKUs”). The Kimmel and Tread Quarters tire stores typically carry approximately $60,000 of inventory and approximately 1,100 SKUs, while Mr. Tire stores carry approximately $108,000 of inventory and approximately 1,100 SKUs to support their higher sales volume. Generally, each store is located within 25 miles of a “key” store which carries approximately 70% more inventory than a typical store and serves as a mini-distribution point for slower moving inventory for other stores in its area.

      The stores generally are situated in high-visibility locations in suburban areas, major metropolitan areas or small towns and offer easy customer access. The typical store is open from 7:30 a.m. to 7:00 p.m. on Monday through Friday and from 7:30 a.m. to 5:00 p.m. on Saturday. The Company’s Mr. Tire locations are also open Sundays from 9:00 a.m. to 5:00 p.m.

Inventory Control and Management Information System

      All Company stores (except Mr. Tire) communicate daily with the central office and warehouse by computerized inventory control and electronic POS management information systems, which enable the Company to collect sales and operational data on a daily basis, to adjust store pricing to reflect local conditions and to control inventory on a near “real-time” basis. Additionally, each store has access, through the POS system, to the inventory carried by the seven stores nearest to it. Management believes that this feature improves customer satisfaction and store productivity by reducing the time required to locate out-of-stock parts. (Mr. Tire will be integrated into Monro’s POS and inventory control systems during fiscal 2005.)

Quality Control and Warranties

      To maintain quality control, the Company conducts audits to rate its employees’ telephone sales manner and the accuracy of pricing information given.

      The Company has a customer survey program to monitor customer attitudes toward service quality, friendliness, speed of service, and several other factors for each store. This program includes a monthly telephone survey contacting customers of all stores. (Twenty customers are contacted for each store during each fiscal quarter.) Customer concerns are addressed via letter and personal follow-up by customer service and field management personnel.

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

      On a rotating basis, headquarters management personnel participate in the Company’s day-in-the-store program by working in a store, under the direction of the store manager, to better understand the latest developments at the store level, with the goal of improving support and service to the field.

Store Personnel and Training

      The Company supervises store operations primarily through its Divisional Vice Presidents who oversee Zone Managers who, in turn, oversee Market Managers. The typical Service Division store is staffed by a Store Manager and four to six technicians, one of whom serves as the Assistant Manager. The typical Kimmel and Tread Quarters store is staffed by a Store Manager, an Assistant Manager and four to seven technicians. The typical Mr. Tire store is staffed by a Store Manager, an Assistant Manager and/or Service Manager, one or two sales people and five to eight technicians. The higher staffing level at Mr. Tire stores is necessary to support the higher sales volume at those stores. All Store Managers receive a base salary, and Assistant Managers receive hourly compensation. In addition, Store Managers and Assistant Managers may receive other compensation based on their store’s customer relations, gross profit, labor cost controls, safety, sales volume and other factors via a monthly or quarterly bonus based on performance in these areas.

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

      The Company’s training department conducts in-house technical clinics for store personnel and management training programs for new Store Managers, and coordinates attendance at sales and technical clinics offered by the Company’s vendors. Each Monro store maintains a library of 20 to 25 instructional videos. The Company issues technical bulletins to all stores on innovative or complex repair processes, and maintains a centralized data base for technical repair problems. In addition, the Company has established a telephone technical hotline to provide assistance to store personnel in resolving problems encountered while diagnosing and repairing vehicles. The help line is available during all hours of store operation.

      The Company has established Monro University to provide comprehensive training and development of current and prospective Store Managers. Training is accomplished through an intensive one-week instructional program at a separate facility in Rochester, New York. Topics covered include sales training, customer service, time management, human resources (counseling, recruiting, interviewing, etc.), leadership, inventory control and financial management. The courses employ a variety of instructional techniques including video taping, role playing and testing. Several of the courses are conducted by officers of the Company, whose first priority is instilling the Company’s culture, philosophies and values into the individuals who hold these important positions. The one-week class follows a field training segment for new managers which ranges from two to four weeks depending upon the individual’s level of experience. Monro management is closely tracking the performance of the managers who have completed the class. On average, the program has led to increased store profitability as well as longer retention of the Store Managers.

Purchasing and Distribution

      The Company, through its wholly-owned subsidiary Monro Service Corporation, selects and purchases parts and supplies for all Company-operated stores on a centralized basis through an automatic replenishment system. Although purchases outside the centralized system (“outside purchases”) are made when needed at the store level, these purchases are low by industry standards, and accounted for approximately 17% of all parts used in fiscal 2004.

      The Company’s ten largest vendors accounted for approximately 54% of its parts purchases, with the largest vendor accounting for approximately 15% of total purchases in fiscal 2004. The Company purchases parts from over 100 vendors. Management believes that the Company’s relationships with vendors are excellent and that alternative sources of supply exist, at comparable cost, for substantially all parts used in the Company’s business. The Company routinely obtains bids from vendors to ensure it is receiving competitive pricing and terms.

      Most parts are shipped by vendors to the Company’s primary warehouse facility in Rochester, New York, and are distributed to stores through the Company-operated tractor/trailer fleet. Most stores are replenished once every week from this warehouse, and such replenishment fills, on the average, 96% of all items ordered by the stores’ automatic POS-driven replenishment system. The warehouse stocks approximately 8,400 SKUs. The Kimmel warehouses, located in Maryland and Virginia, carry, on average, approximately 1,000 SKUs consisting primarily of tires and the Mr. Tire warehouse in Baltimore carries, on average, 2,400 SKUs. During fiscal 2005, the Company plans to consolidate its two Baltimore warehouses into a single location upon the expiration of the Kimmel warehouse lease.

      The Company has entered into various contracts with parts suppliers which require it to buy up to 90% of its annual purchases of specific products including brakes, exhaust, oil and ride control at market prices. These agreements expire at various dates through November 2007. The Company believes these agreements provide it with high quality, branded merchandise at preferred pricing, along with strong marketing and training support.

Competition

      The Company competes in the retail automotive service industry. This industry is generally highly competitive and fragmented, and the number, size and strength of competitors varies widely from region to region. The Company believes that competition in this industry is based on customer service and reputation, store location, name awareness and price. Monro’s primary competitors include national and regional undercar, tire specialty and general automotive service chains, both franchised and company-operated; car dealerships; and, to a lesser extent, gas stations and independent garages. Monro considers Midas, Inc. and Meineke Discount Mufflers Inc. to be direct competitors. In most of the new markets that the Company has entered, at least one competitor was already present. In identifying new markets, the Company analyzes, among other factors, the intensity of competition. (See “Expansion Strategy” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.)

Employees

      As of March 27, 2004, Monro had 3,210 employees, of whom 2,993 were employed in the field organization, 57 were employed at the warehouses and 160 were employed at the Company’s corporate headquarters. Monro’s employees are not members of any union. The Company believes that its relations with its employees are good.

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

Seasonality

      Although the Company’s business is not highly seasonal, customers do purchase more undercar service during the period of March through October than the period of November through February, when miles driven tend to be lower. As a result, sales and profitability are typically lower during the latter period. In the Tire Division, the better sales months are typically May through August, and October through December. The slowest months are typically January through April and September.

Company Information and SEC Filings

      The Company maintains a website at www.monro.com and makes its annual, quarterly and periodic Securities and Exchange Commission (“SEC”) filings available through the Investor Information section of that website. The Company’s SEC filings are available through this website free of charge, via a direct link to the SEC website at www.sec.gov. The Company’s filings with the SEC are also available to the public at the SEC Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330.

Item 2.	Properties

      The Company, through Monro Service Corporation, owns its office/warehouse facility of approximately 95,000 square feet, which is located on 12.7 acres of land in Holleder Technology Park, in Rochester, New York.

      In connection with the Speedy Acquisition in September 1998, the Company financed most of the real estate formerly owned by SMK Speedy International Inc. via a synthetic lease (off-balance sheet) agreement. (See additional discussion under “Capital Resources and Liquidity”). Of the total number of Company-operated Acquired Speedy locations, 18 buildings on land-leased sites and 68 parcels of land and buildings on formerly owned locations were leased under this arrangement. In June 2003, the Company purchased the general and limited partnership interests in Brazos Automotive Properties, L.P. (“BAP”), the entity holding title to these properties, and, accordingly, has consolidated the related assets and debt in its financial statements at March 27, 2004. (See also Note 2 to the financial statements.)

      Of Monro’s 595 Company-operated stores at March 27, 2004, 192 were owned, 268 were leased and for 135, the land only was leased. In general, the Company leases store sites for a ten-year period with several five-year renewal options. Giving effect to all renewal options, approximately 51% of the operating leases (195 stores) expire after 2015. Certain of the leases provide for contingent rental payments if a percentage of annual gross sales exceeds the base fixed rental amount. The highest contingent percentage rent of any lease is 6.75%, and no such lease has adversely affected profitability of the store subject thereto. Certain officers and directors of the Company or members of their families are the lessors, or have interests in entities that are the lessors, with respect to 46 of the leases. No related party leases, other than renewals or modifications of leases on existing stores and the six assumed as part of the Mr. Tire acquisition, have been entered into since May 1989, and no new related party leases are contemplated.

      The Rochester, New York office and warehouse facility are subject to mortgages held by commercial banks or private investors. As of March 27, 2004, the outstanding amount under the mortgage on the headquarters office and warehouse facility was $1.7 million. There was also $0.7 million outstanding under a mortgage held by the City of Rochester, New York, secured by the land on which the headquarters office and warehouse is located.

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

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2004.

PART II

Item 5.	Market for the Company’s Common Equity and Related Stockholder Matters

Market Information

      The Common Stock is traded on the over-the-counter market and is quoted on the NASDAQ National Market System under the symbol “MNRO”. The following table sets forth, for the Company’s last two fiscal years, the range of high and low sales prices on the NASDAQ National Market System for the Common Stock adjusted, as appropriate, for the Company’s October 2003 three-for-two stock split:

	Fiscal 2004		Fiscal 2003

Quarter Ended	High	Low	High	Low

June	$19.66	$13.76	$15.53	$11.34
September	21.32	18.33	14.52	10.28
December	23.72	18.16	12.66	10.50
March	25.59	19.15	14.53	10.69

Holders

      At June 4, 2004, the Company’s Common Stock was held by approximately 2,500 shareholders of record or through nominee or street name accounts with brokers.

Dividends

      On September 16, 2003, the Company’s Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend payable to shareholders of record on October 21, 2003. Information regarding the number of shares of Common Stock outstanding and market prices of the Common Stock, as set forth in this Form 10-K, reflect the impact of this stock split.

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

      The following table sets forth selected financial and operating data of the Company for each year in the five-year period ended March 27, 2004. The financial data and certain operating data have been derived from the Company’s audited financial statements. This data should be read in conjunction with the financial statements and related notes included under Item 8 of this report and in conjunction with other financial information included elsewhere in this Form 10-K.

	Year ended fiscal March,

	2004	2003	2002	2001	2000

	(Dollars in thousands, except per share data)
Income Statement Data:
Sales	$279,457	$258,026	$224,853	$222,955	$224,928
Cost of sales, including distribution and occupancy costs	164,650	152,432	133,042	133,196	135,719

Gross profit	114,807	105,594	91,811	89,759	89,209
Operating, selling, general and administrative expenses	84,708	81,040	69,604	66,988	67,593

Operating income	30,099	24,554	22,207	22,771	21,616
Interest expense, net	2,613	2,601	3,731	5,768	6,831
Other expense (income), net	59	(189)	833	896	2,015

Income before provision for income taxes	27,427	22,142	17,643	16,107	12,770
Provision for income taxes	10,422	8,414	6,336	6,411	5,076

Net income	$17,005	$13,728	$11,307	$9,696	$7,694

Earnings per share Basic(a)	$1.31	$1.08	$.92	$.79	$.62

Diluted(a)	$1.18	$.97	$.83	$.73	$.57

Weighted average number of Common Stock and equivalents Basic(b)	12,954	12,699	12,293	12,273	12,458

Diluted(b)	14,400	14,105	13,583	13,336	13,446

Selected Operating Data(c):
Sales growth:
Total	8.3%	14.8%	0.9%	(0.9%)	14.2%
Comparable store(d)	4.7%	2.9%	0.3%	(1.4%)	(1.6%)
Stores open at beginning of year	560	514	511	512	524
Stores open at end of year	595	560	514	511	512
Capital expenditures(e)	$14,327	$14,822	$8,615	$11,045	$14,265
Balance Sheet Data (at period end):
Net working capital	$28,164	$21,880	$12,423	$11,823	$10,207
Total assets	262,790	207,200	185,796	190,494	192,603
Long-term debt	68,763	36,183	34,123	50,857	63,639
Shareholders’ equity	143,799	124,392	106,544	94,497	85,462

(a)	Earnings per share for each fiscal year was computed by dividing net income by the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during the respective year.

(b)	Adjusted in fiscal years 2000-2003 for the effect of the Company’s October 2003 three-for-two stock split. See Note 1 to the financial statements.

(c)	Includes Company-operated stores only — no dealer locations.

(d)	Comparable store sales data is calculated based on the change in sales of only those stores open as of the beginning of the preceding fiscal year.

(e)	Amount does not include the funding of the Kimmel or Frasier Acquisitions in fiscal year 2003 or the Mr. Tire Acquisition in fiscal 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following table sets forth income statement data of the Company expressed as a percentage of sales for the fiscal years indicated:

	Year ended fiscal March,

	2004	2003	2002

Sales	100.0%	100.0%	100.0%
Cost of sales, including distribution and occupancy costs	58.9	59.1	59.2

Gross profit	41.1	40.9	40.8
Operating, selling, general and administrative expenses	30.3	31.4	30.9

Operating income	10.8	9.5	9.9
Interest expense, net	.9	1.0	1.7
Other expense (income), net	.1	(0.1)	0.4

Income before provision for income taxes	9.8	8.6	7.8
Provision for income taxes	3.7	3.3	2.8

Net income	6.1%	5.3%	5.0%

Forward-Looking Statements

      The statements contained in this Annual Report on Form 10-K that are not historical facts, including (without limitation) statements made in this Item and in “Item 1 — Business”, may contain statements of future expectations and other forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed. These factors include, but are not necessarily limited to, product demand, dependence on and competition within the primary markets in which the Company’s stores are located, the need for and costs associated with store renovations and other capital expenditures, the effect of economic conditions, the impact of competitive services and pricing, product development, parts supply restraints or difficulties, industry regulation, risks relating to leverage and debt service (including sensitivity to fluctuations in interest rates), continued availability of capital resources and financing, risks relating to integration of acquired businesses and other factors set forth or incorporated elsewhere herein and in the Company’s other SEC filings. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

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

Inventory

      The Company evaluates whether inventory is stated at the lower of cost or market based on historical experience with the carrying value and life of inventory. The assumptions used in this evaluation are based on current market conditions and the Company believes inventory is stated at the lower of cost or market in the consolidated financial statements. In addition, historically the Company has been able to return excess items to vendors for credit. Future changes by vendors in their policies or willingness to accept returns of excess inventory could require a revision in the estimates.

Carrying Values of Goodwill and Long-Lived Assets

      Goodwill represents the amount paid in consideration for an acquisition in excess of the net assets acquired. In accordance with Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, the Company does not amortize goodwill for new acquisitions made after June 30, 2001. For acquisitions prior to that date, the Company continued to amortize goodwill only through the end of fiscal 2002. The Company conducts tests for impairment of goodwill annually or more frequently if circumstances indicate that the asset might be impaired. These impairment tests include management estimates of future cash flows that are dependent upon subjective assumptions regarding future operating results including growth rates, discount rates, capital requirements and other factors that impact the estimated fair value. An impairment loss is recognized to the extent that an asset’s carrying amount exceeds its fair value.

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

Self-Insurance Reserves

      The Company is largely self-insured with respect to workers compensation, general liability and employee medical claims. In order to reduce its risk and better manage its overall loss exposure, the Company purchases stop-loss insurance that covers individual claims in excess of the deductible amounts. The Company maintains an accrual for the estimated cost to settle open claims as well as an estimate of the cost of claims that have been incurred but not reported. These estimates take into consideration the historical average claim volume, the average cost for settled claims, current trends in claim costs, changes in the Company’s business and workforce, and general economic factors. These accruals are reviewed on a quarterly basis, or more frequently if factors dictate a more frequent review is warranted.

Warranty

      The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales, except for tire road hazard warranties which are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin 90-1. The warranty reserve and warranty expense related to all product warranties at and for the fiscal years ended March 2004 and 2003 were not material to the Company’s financial position or results of operations.

Fiscal 2004 as Compared to Fiscal 2003

      Sales for fiscal 2004 increased $21.4 million, or 8.3% to $279.5 million as compared to $258.0 million in fiscal 2003. The increase was due to an increase of approximately $10.9 million from stores added since March 31, 2002, of which the acquired Mr. Tire stores accounted for $3.5 million. Comparable store sales increased 4.7%. There were 306 selling days in fiscal years 2004 and 2003.

      During the year, 40 stores were added and five were closed. At March 27, 2004, the Company had 595 stores and 10 kiosk locations in operation.

      Management believes that the improvement in sales resulted from several factors aimed at driving store traffic, including an increase in the number of oil changes performed, an increase in scheduled maintenance services and an increase in commercial/fleet business. Price increases in areas such as shop supply and environmental fees, as well as in several product categories, also contributed to the sales improvement. Additionally, after six fiscal years of declines in comparable store exhaust sales, exhaust sales leveled off in fiscal 2004. The exhaust decline had resulted primarily from manufacturers’ use (beginning in the mid-1980s and completed in the mid-1990s) of non-corrosive stainless steel exhaust systems on almost all new cars, which has extended the life of exhaust systems and resulted in declining exhaust sales.

      The Company introduced “Scheduled Maintenance” services in all of its stores late in fiscal 2001. These services are required by vehicle manufacturers to comply with warranty schedules, and are offered by Monro in a more convenient and cost competitive fashion than auto dealers can provide. Management believes that these services, which are offered both in bundled “packages” and individually, will continue to contribute positively to comparable store sales in future years, and have helped to mitigate the aforementioned decline in exhaust which negatively impacted recent fiscal years.

      Additionally, the Company continued to reward store employees with pay programs focused on high customer service scores. Management believes that, in spite of the sluggish economic environment, it is continuing to build the trust of its customers, through quality, integrity and fair pricing, and is gaining an advantage over some of its competitors.

      Gross profit for fiscal 2004 was $114.8 million or 41.1% of sales, as compared with $105.6 million or 40.9% of sales for fiscal 2003. The improvement in gross profit as a percentage of sales is primarily attributable to a decline in technician labor costs as well as distribution and occupancy costs which are included in cost of sales. Technician labor costs decreased due to better operational control and improved productivity, as measured by sales per man hour. Since the Company began formally tracking this statistic over the last seven years, productivity has increased every year, and since fiscal 1998, is up 32%.

      The decrease in distribution and occupancy costs as a percentage of sales is largely due to the buyout of the synthetic lease properties which occurred on June 27, 2003. As a result of this transaction, approximately $.8 million of expense, which formerly was recorded as rent expense and included in cost of sales, was recorded as interest expense during the year. There was also an additional $1.0 million of expense recorded as rent in the prior year which did not recur in FY04 due to: a) the buyout of several synthetic lease properties in March 2003 and b) a reduction in interest rates in FY04. The interest rate reduction occurred with the expiration of swap agreements mid-year. Additionally, there was a reduction in the spread over LIBOR which the Company pays, resulting from the Company’s improved financial performance, as well as the elimination of the synthetic lease lessor. This reduction was partially offset by approximately $.4 million of additional depreciation recognized during the year, now that the related properties are recorded on the Company’s balance sheet. Additionally, with strong comparable store sales, the Company was able to obtain some leverage in occupancy costs which are largely fixed expenses.

      These decreases were partially offset by an increase in material usage partially related to a shift in mix, which includes a greater percentage of higher-cost tire sales, an increase in oil costs and an increase in parts purchased outside of the Company’s normal distribution system (“outside purchases”). These parts carry much higher costs than parts which the Company purchases directly from manufacturers and distributes through its central distribution system. Due to parts proliferation and the Company’s expansion into more services, having the correct mix of inventory in the stores is a challenge that the Company works very hard to master in order to control its cost of sales. While the Company, which purchases approximately 17% of parts outside its normal distribution system, has performed better than many of its competitors, which experience upwards of 50% outside purchases, it is not satisfied with these results and remains focused on reducing outside purchases from current levels.

      Operating, selling, general and administrative expenses for fiscal 2004 increased by $3.7 million to $84.7 million and, as a percentage of sales, decreased by 1.1% as compared to fiscal 2003. The increase in expenditures is primarily due to increased store manager wages to improve the quality and retention of this highly important position for the Company, increased workers compensation costs, increased expense to comply with Sarbanes-Oxley requirements and increased utility costs. These increases were partially offset by a planned reduction in advertising expense as the Company shifted dollars from more expensive radio, newspaper and electronic advertising to the more efficient and cost-effective direct mail marketing. Additionally, there was a $1.6 million charge in FY03 for the vesting of performance-based options for the Company’s Chief Executive Officer which did not recur in FY04. There was also a reduction in fiscal 2004 expense for field management.

      Operating income in fiscal 2004 of $30.1 million, or 10.8% of sales, increased by $5.5 million from the fiscal 2003 level of $24.6 million, due to the factors discussed above.

      Interest expense, net of interest income, decreased as a percent of sales from 1.0% in fiscal 2003 to .9% in fiscal 2004. The weighted average debt outstanding for the year ended March 27, 2004 increased by approximately $9.2 million from fiscal 2003. Largely offsetting this increase was a decrease in the weighted average interest rate for the year ended March 27, 2004 of approximately 1.3% from the rate of 6.8% for the year ended March 29, 2003, resulting in a slight increase in expense between the two years.

      Other expense, net, for fiscal 2004 was $0.1 million, consisting of $0.3 million in amortization expense partially offset by $0.2 million of gains on sale of fixed assets and miscellaneous income. In fiscal 2003 the Company reported other income, net, of $0.2 million, consisting of amortization expense of $0.3 million offset by gains on sale of fixed assets and miscellaneous income of $0.5 million.

      The Company’s effective tax rate was 38% of pre-tax income in fiscal 2004 and 2003.

      Net income for fiscal 2004 increased by $3.3 million, or 23.9%, to $17.0 million as compared to $13.7 million in fiscal 2003, due to the factors discussed.

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

      As noted above, the Company discontinued amortization of goodwill in fiscal 2003 in accordance with SFAS 142. This change, along with net gains on disposals of fixed assets, led to $.2 million of other income in fiscal 2003 as compared with other expense of $.8 million in fiscal 2002.

      The Company’s effective tax rate was 38% of pre-tax income in fiscal 2003 and 35.9% in fiscal 2002.

      Net income for fiscal 2003 increased by $2.4 million, or 21.4%, to $13.7 million as compared to $11.3 million in fiscal 2002, due to the factors discussed.

Capital Resources and Liquidity

Capital Resources

      The Company’s primary capital requirements for fiscal 2004 were divided among the funding of the Mr. Tire Acquisition for $25.5 million, the Company’s store expansion program and the upgrading of facilities and systems in existing stores, totaling $14.3 million.

      In both fiscal years 2004 and 2003, these capital requirements were primarily met by cash flow from operations and, additionally, in fiscal 2004, through the use of the Company’s Revolving Credit facility.

      In fiscal 2005, the Company intends to open approximately 25 new stores, of which 20 are expected to be stores located within BJ’s Wholesale Clubs. Total capital required to open a new store ranges, on average (based upon the last five fiscal years’ openings — excluding the acquired Speedy, Kimmel, Frasier, Mr. Tire stores and BJ’s locations), from $300,000 to $1,000,000 depending on whether the store is leased, owned or land leased. Total capital required to open a store within a BJ’s Wholesale Club is substantially less than for a greenfield store.

      The Company also plans to continue to seek suitable acquisition candidates. Management believes that the Company has sufficient resources available (including cash flow from operations and bank financing) to expand its business as currently planned for the next several years.

Contractual Obligations

      Payments due by period under long-term debt, other financing instruments and commitments are as follows:

		Within	Within 2 to	Within 4 to	After 5
	Total	1 year	3 years	5 years	years

	(Dollars in Thousands)
Long-term debt	$66,303	$164	$65,461	$18	$660
Capital lease commitments	3,038	414	737	887	1,000
Operating lease commitments	78,202	17,663	27,969	17,109	15,461

Total	$147,543	$18,241	$94,167	$18,014	$17,121

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

      In March 2003, the Company repaid the outstanding balance under its then existing term loan ($1.9 million) and renewed its credit facility agreement. The amended financing arrangement consists of an $83.4 million Revolving Credit facility (of which approximately $37.3 million was outstanding at March 27, 2004), and a non-amortizing credit loan (formerly synthetic lease financing) totaling $26.6 million (all of which was outstanding at March 27, 2004).

      The Revolving Credit portion of the facility has a three-year term expiring in September 2006. On June 27, 2003, the Company purchased the entity holding title to the properties and debt under the synthetic lease and, accordingly, consolidated both the assets and debt related to such lease on its balance sheet at March 27, 2004. In accordance with the Company’s credit facility agreement, the synthetic lease was converted to a three-year, non-amortizing revolving credit loan, also expiring in September 2006.

      The loans bear interest at the prime rate or other LIBOR-based rate options tied to the Company’s financial performance. Interest only is payable monthly on the Revolving Credit facility and credit loan throughout the term. The Company must also pay a facility fee on the unused portion of the commitment.

      The Revolving Credit facility is secured by all accounts receivable, inventory and other personal property. The Company has also entered into a negative pledge agreement not to encumber any real property or equipment, with certain permissible exceptions. The non-amortizing credit loan is secured by the real property to which it relates.

      Within the aforementioned $83.4 million Revolving Credit facility, the Company has available a sub-facility of $10 million for the purpose of issuing standby letters of credit. The line requires fees aggregating 1.375% annually of the face amount of each standby letter of credit, payable quarterly in arrears. There were $6.4 million in outstanding letters of credit under this line at March 27, 2004.

      During fiscal 1995, the Company purchased 12.7 acres of land for $.7 million from the City of Rochester, New York, on which its office/warehouse facility is located. The City has provided financing for 100% of the cost of the land via a 20-year non-interest bearing mortgage, all due and payable in 2015.

      To finance its office/warehouse building, the Company obtained permanent mortgage financing in fiscal 1996 consisting of a 10-year mortgage for $2.9 million and an eight-year term loan in the amount of $.7 million. The mortgage requires monthly interest payments, and equal monthly installments of principal based on a 20-year amortization period. The Company entered into an interest rate swap agreement with a major financial institution which effectively fixed the interest rate over the terms of the aforementioned agreements at 7.15%. The term loan was repaid in full in fiscal 2004.

      In addition, the Company has financed certain store properties and equipment with capital leases, which amount to $3.0 million at March 27, 2004 and are due in installments through 2018.

      Certain of the Company’s long-term debt agreements require, among other things, the maintenance of specified interest and rent coverage ratios and amounts of tangible net worth. They also contain restrictions on dividend payments. The Company is in compliance with these requirements at March 27, 2004. These agreements permit mortgages and specific lease financing arrangements with other parties with certain limitations.

Inflation

      The Company does not believe its operations have been materially affected by inflation. The Company has been successful, in many cases, in mitigating the effects of merchandise cost increases principally through the use of volume discounts and alternative vendors.

Financial Accounting Standards

      See “Recent Accounting Pronouncements” in Note 1 to the financial statements for a discussion of the impact of recently issued accounting standards on the Company’s financial statements as of March 27, 2004, for the year then ended, as well as the expected impact on the Company’s financial statements for future periods.

Item 7a.	Quantitative and Qualitative Disclosures about Market Risk

      The Company is exposed to market risk from potential changes in interest rates. The Company regularly evaluates these risks and has entered into an interest rate swap agreement, expiring in 2005, with a notional amount of $1.8 million. The agreement limits the interest rate exposure on the Company’s floating rate debt, related specifically to the mortgage on its office and warehouse facility in Rochester, New York, via the exchange of fixed and floating rate interest payments periodically over the life of the agreement without the exchange of the underlying principal amount. The fixed rate paid by the Company under this agreement is 7.15%.

      At year end March 2004 and 2003, approximately 1% of the Company’s long-term debt, excluding capital leases, was at fixed interest rates and therefore, the fair value is affected by changes in market interest rates. Long-term debt, including current portion, had a carrying amount of $66.3 million and a fair value of $66.0 million as of March 27, 2004, as compared to a carrying amount of $33.4 million and a fair value of $32.7 million as of March 29, 2003. The Company’s cash flow exposure on floating rate debt, which is not supported by interest rate swap agreements, would result in interest expense fluctuating approximately $.6 million based upon the Company’s debt position at fiscal year ended March 27, 2004 and $.2 million for fiscal year ended March 29, 2003, given a 1% change in LIBOR.

      The Company believes the amount of risk and the use of derivative financial instruments described above are not material to the Company’s financial condition or results of operations.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Monro Muffler Brake, Inc.:

      In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, cash flow and changes in shareholders’ equity present fairly, in all material respects, the financial position of Monro Muffler Brake, Inc. and its subsidiaries at March 27, 2004 and March 29, 2003, and the results of their operations and their cash flows for each of the three years in the period ended March 27, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, on March 31, 2002.

PricewaterhouseCoopers LLP

Rochester, New York

May 20, 2004

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	March 27,	March 29,
	2004	2003

	(Dollars in thousands)
ASSETS
Current assets:
Cash and equivalents	$1,533	$69
Trade receivables	1,975	1,902
Inventories	54,050	51,256
Deferred income tax asset	2,811	1,661
Other current assets	10,373	8,989

Total current assets	70,742	63,877

Property, plant and equipment	259,641	222,278
Less — Accumulated depreciation and amortization	(99,925)	(90,130)

Net property, plant and equipment	159,716	132,148
Goodwill	26,240	8,150
Intangible assets and other noncurrent assets	6,092	3,025

Total assets	$262,790	$207,200

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$578	$625
Trade payables	16,704	16,955
Federal and state income taxes payable	1,045	1,593
Accrued payroll, payroll taxes and other payroll benefits	8,963	7,968
Accrued insurance	3,072	1,857
Other current liabilities	12,216	12,999

Total current liabilities	42,578	41,997
Long-term debt	68,763	36,183
Other long-term liabilities	3,791	3,500
Deferred income tax liability	3,859	1,128

Total liabilities	118,991	82,808

Commitments
Shareholders’ equity:
Class C Convertible Preferred Stock, $1.50 par value, $.144 and $.216 conversion value at March 27, 2004 and March 29, 2003, respectively; 150,000 shares authorized; 65,000 shares issued and outstanding	97	97
Common Stock, $.01 par value, 20,000,000 and 15,000,000 shares authorized and 13,315,253 and 8,785,860 shares issued and outstanding at March 27, 2004 and March 29, 2003, respectively	133	88
Treasury Stock, 325,200 shares at March 27, 2004 and 216,800 shares at March 29, 2003, at cost	(1,831)	(1,831)
Additional paid-in capital	44,057	42,178
Note receivable from shareholder	0	(78)
Accumulated other comprehensive income	(413)	(859)
Retained earnings	101,756	84,797

Total shareholders’ equity	143,799	124,392

Total liabilities and shareholders’ equity	$262,790	$207,200

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

	Year ended fiscal March,

	2004	2003	2002

	(Dollars in thousands, except
	per share data)
Sales	$279,457	$258,026	$224,853
Cost of sales, including distribution and occupancy costs	164,650	152,432	133,042

Gross profit	114,807	105,594	91,811
Operating, selling, general and administrative expenses	84,708	81,040	69,604

Operating income	30,099	24,554	22,207
Interest expense, net of interest income of $52 in 2004, $57 in 2003 and $34 in 2002	2,613	2,601	3,731
Other expense (income), net	59	(189)	833

Income before provision for income taxes	27,427	22,142	17,643
Provision for income taxes	10,422	8,414	6,336

Net income	$17,005	$13,728	$11,307

Earnings per share:
Basic	$1.31	$1.08	$.92

Diluted	$1.18	$.97	$.83

Weighted average number of common shares outstanding used in computing earnings per share:
Basic	12,954	12,699	12,293

Diluted	14,400	14,105	13,583

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Class C				Note		Accumulated
	Convertible			Additional	Receivable		Other
	Preferred	Common	Treasury	Paid-in	From	Retained	Comprehensive
	Stock	Stock	Stock	Capital	Shareholder	Earnings	Income	Total

	(Dollars in Thousands)
Balance at March 31, 2001	$138	$84	$(1,831)	$36,632	$(288)	$59,762		$94,497
Net income						11,307		11,307
Other comprehensive income:
FAS 133 adjustment(1)							$(666)	(666)

Total comprehensive income								10,641
Exercise of stock options				782				782
Note receivable from shareholder					105			105
Vesting of non-qualified stock options				519				519

Balance at March 30, 2002	138	84	(1,831)	37,933	(183)	71,069	(666)	106,544
Net income						13,728		13,728
Other comprehensive income:
FAS 133 adjustment(1)							194	194
Minimum pension liability adjustment(1)							(387)	(387)

Total comprehensive income								13,535
Conversion of Class C convertible preferred stock into common stock	(41)	2		39
Tax benefit from exercise of stock options				351				351
Exercise of stock options		2		2,044				2,046
Note receivable from shareholder					105			105
Vesting of non-qualified stock options				1,811				1,811

Balance at March 29, 2003	97	88	(1,831)	42,178	(78)	84,797	(859)	124,392
Net income						17,005		17,005
Other comprehensive income:
FAS 133 adjustment(1)							397	397
Minimum pension liability adjustment(1)							49	49

Total comprehensive income								17,451
Tax benefit from exercise of stock options				279				279
Exercise of stock options		1		1,210				1,211
Shares issued in connection with three-for-two stock split		44				(46)		(2)
Note receivable from shareholder					78			78
Issuance of warrants in connection with the acquisition of Mr. Tire				390				390

Balance at March 27, 2004	$97	$133	$(1,831)	$44,057	$0	$101,756	$(413)	$143,799

(1)	Components of comprehensive income are reported net of related taxes of $273, $86 and $440 in fiscal years 2004, 2003, and 2002, respectively.

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year ended fiscal March,

	2004	2003	2002

	(Dollars in thousands)
	Increase (Decrease) in Cash
Cash flows from operating activities:
Net income	$17,005	$13,728	$11,307

Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	13,204	12,338	12,834
Non-qualified stock option expense		1,603	727
Net change in deferred income taxes	2,243	84	647
(Gain) loss on disposal of property, plant and equipment	(37)	(48)	204
Increase in trade receivables	(73)	(287)	(65)
Decrease (increase) in inventories	840	(4,247)	(3,750)
(Increase) decrease in other current assets	(1,299)	(2,764)	488
Decrease (increase) in other noncurrent assets	791	(99)	333
(Decrease) increase in trade payables	(251)	3,192	1,591
(Decrease) increase in accrued expenses	(322)	3,566	663
(Decrease) increase in income taxes payable	(189)	945	(40)
Increase (decrease) in other long-term liabilities	937	(622)	(926)

Total adjustments	15,844	13,661	12,706

Net cash provided by operating activities	32,849	27,389	24,013

Cash flows from investing activities:
Capital expenditures	(14,327)	(14,822)	(8,615)
Payment for purchase of Brazos Automotive Properties, L.P.	(947)
Acquisitions, net of cash acquired	(25,506)	(7,228)
Proceeds from the sale of property, plant and equipment	2,212	421	78

Net cash used for investing activities	(38,568)	(21,629)	(8,537)

Cash flows from financing activities:
Proceeds from borrowings	174,495	115,060	116,374
Principal payments on long-term debt and capital lease obligations	(168,521)	(123,239)	(132,941)
Payment of fractional shares related to stock split	(2)
Exercise of stock options	1,211	2,046	782

Net cash used for financing activities	7,183	(6,133)	(15,785)

Increase (decrease) in cash	1,464	(373)	(309)
Cash at beginning of year	69	442	751

Cash at end of year	$1,533	$69	$442

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Significant Accounting Policies

Background

      Monro Muffler Brake, Inc. and its wholly owned subsidiaries, Monro Service Corporation, Monro Leasing, LLC and Brazos Automotive Properties Management, Inc. (“BAPM”) (the “Company”), is engaged principally in providing automotive undercar repair services in the United States. The Company had 595 Company-operated stores, 10 kiosk locations and 18 dealer-operated automotive repair centers located primarily in the northeast region of the United States as of March 27, 2004. The Company’s operations are organized and managed in one operating segment.

Accounting estimates

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

      The following are the dates represented by each fiscal period:

      “Year ended Fiscal March 2004”: March 30, 2003 — March 27, 2004 (52 weeks)

      “Year ended Fiscal March 2003”: March 31, 2002 — March 29, 2003 (52 weeks)

      “Year ended Fiscal March 2002”: April 1, 2001 — March 30, 2002 (52 weeks)

Consolidation

      The consolidated financial statements include the Company and its wholly owned subsidiaries, Monro Service Corporation, Monro Leasing, LLC and BAPM, after the elimination of intercompany transactions and balances.

Revenue recognition

      Sales are recorded upon completion of automotive undercar repair and tire services provided to customers. Sales of tire road hazard warranties are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin 90-1. Revenue from the sale of these agreements is recognized on a straight-line basis over the contract period.

Cash equivalents

      The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

Inventories

      The Company’s inventories consist of automotive parts and tires. Substantially all merchandise inventories are valued under the first-in, first-out (FIFO) method.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Barter credits received for properties sold/sublet

      The Company accounts for the receipt of barter credits in accordance with EITF No. 93-11, “Accounting for Barter Transactions”. Barter credits are recorded in the appropriate period when used depending upon the nature of the related expenditure.

Property, plant and equipment

      Property, plant and equipment are stated at cost. Depreciation of property, plant and equipment is provided on the straight-line basis. Buildings and improvements are depreciated over lives varying from 10 to 39 years; machinery, fixtures and equipment over lives varying from 5 to 15 years; and vehicles over lives varying from 4 to 8 years. Computer software is depreciated over lives varying from 3 to 7 years. When property is sold or retired, the cost and accumulated depreciation are eliminated from the accounts and a gain or loss is recorded in the Statement of Income. Expenditures for maintenance and repairs are expensed as incurred.

      Certain leases have been capitalized and are classified on the balance sheet as fixed assets. These assets are being amortized on a straight-line basis over their estimated lives, which coincide with the terms of the leases (See Note 3).

Long-lived assets

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

Store opening and closing costs

      New store opening costs are charged to expense in the fiscal year when incurred. When the Company closes a store, the estimated unrecoverable costs, including the remaining lease obligation net of sublease income, if any, are charged to expense.

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

Warranty

      The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. The warranty reserve and warranty expense related to all product warranties at and for

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the fiscal years ended March 2004, 2003 and 2002 were not material to the Company’s financial position or results of operations.

Derivative financial instruments

      The Company reports derivatives and hedging activities in accordance with Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities”, as amended. This statement requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction, and if it is, depending on the type of hedge transaction.

Comprehensive income

      Comprehensive income is reported in accordance with Statement of Financial Accounting Standards No. 130 (“SFAS 130”), “Reporting Comprehensive Income”. As it relates to the Company, comprehensive income is defined as net earnings as adjusted for minimum pension liability and SFAS 133 adjustment to equity, and is reported net of related taxes.

Treasury Stock

      The Company’s purchases of common stock are recorded as “Treasury Stock” and result in a reduction of “Shareholders’ Equity”.

Stock-based compensation

      The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25”, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Company’s policy generally is to grant stock options at fair market value at the date of grant.

      Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”) established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS 123. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	Year Ended Fiscal March,

	2004	2003	2002

	(Dollars in thousands,
	except per share data)
Net income, as reported	$17,005	$13,728	$11,307
Add: Total stock-based employee compensation expense recorded in accordance with APB 25, net of tax effect		994	451
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax effect	(420)	(1,953)	(880)

Pro forma net income	$16,585	$12,769	$10,878

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended Fiscal March,

	2004	2003	2002

	(Dollars in thousands,
	except per share data)
Earnings per share:
Basic — as reported	$1.31	$1.08	$.92

Basic — pro forma	$1.28	$1.01	$.89

Diluted — as reported	$1.18	$.97	$.83

Diluted — pro forma	$1.15	$.91	$.80

      Pro forma compensation expense computed under SFAS 123 for fiscal 2003 includes approximately $400,000 related to 120,000 stock options granted to the Company’s Chief Executive Officer in that year. These stock options were immediately vested. In addition, stock option expense as recorded under APB 25 in fiscal 2003 and 2002 relates to the vesting of performance-based stock options totalling 150,000 in each year for the Company’s Chief Executive Officer.

      The weighted average fair value of options granted during fiscal 2004, 2003 and 2002 was $10.91, $8.97 and $5.87, respectively. The fair values of the options granted were estimated on the date of their grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended Fiscal March,

	2004	2003	2002

Risk free interest rate	3.86%	4.46%	5.25%
Expected life	9 years	9 years	9 years
Expected volatility	29.2%	29.6%	29.6%
Expected dividend yield	0%	0%	0%

      Forfeitures are recognized as they occur.

Stock split effected in the form of stock dividend

      On September 16, 2003, the Company’s Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend payable to shareholders of record on October 21, 2003. Basic and diluted earnings per share, weighted average shares outstanding and associated data in all applicable footnotes have been adjusted to reflect the aforementioned stock split.

Earnings per share

      Earnings per share for all periods have been calculated in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”. Basic earnings per share have been calculated by dividing net income by the weighted average number of shares of Common Stock outstanding during the year. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of Common Stock and equivalents outstanding during the year. Common Stock equivalents represent shares issuable upon assumed exercise of stock options and stock purchase warrants. (See Note 10.)

Advertising

      The Company expenses the production costs of advertising the first time the advertising takes place, except for direct response advertising which is capitalized and amortized over its expected period of future benefits.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Direct response advertising consists primarily of coupons for the Company’s services. The capitalized costs of this advertising are amortized over the period of the coupon’s validity, which ranges from six weeks to one year.

      Prepaid advertising at fiscal year end March 2004 and 2003, and advertising expense for the fiscal years ended March 2004, 2003 and 2002, were not material to these financial statements.

Vendor Rebates and Cooperative Advertising Credits

      In accordance with EITF 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”, for vendor agreements entered into or modified after December 31, 2002, the Company accounts for vendor rebates and cooperative advertising credits as a reduction of the cost of products purchased, except where the rebate or credit is a reimbursement of costs incurred to sell the vendor’s product, in which case it is offset against the costs incurred. Vendor rebates and credits associated with vendor agreements entered into prior to December 31, 2002 are recognized as cooperative advertising income as earned and are classified as a reduction of selling, general and administrative expenses.

Pension Expense

      The Company reports all information on its pension plan benefits in accordance with Statement of Financial Accounting Standards (SFAS) No. 132, “Employers’ Disclosure about Pensions and Other Postretirement Benefits (revised 2003)”.

Guarantees

      In accordance with FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, at the time the Company issues a guarantee, it recognizes an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee.

Reclassifications

      Certain amounts in these financial statements have been reclassified to improve reporting and maintain comparability among the periods presented.

Recent accounting pronouncements

      In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits — an amendment of FASB Statements No. 87, 88, and 106 (Issued December 2003)”. This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB SFAS 87, “Employers’ Accounting for Pensions”, SFAS 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. This Statement retains the disclosure requirements contained in FASB Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS 132”), which it replaces. It requires additional disclosures to those in the original SFAS 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The disclosure requirements in this statement are effective for interim periods starting after December 15, 2003. The Company adopted these changes in its Form 10-K for fiscal 2004.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51”, which requires all variable interest entities (VIEs) to be consolidated by the

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the variable interest entity. In addition, the Interpretation expands disclosure requirements for both VIEs that are consolidated as well as VIEs from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. See Note 2 regarding the Company’s fiscal 2004 buyout of the properties under its synthetic lease arrangement.

      In June 2001, SFAS 143 was issued, effective for financial statements for fiscal years beginning after June 15, 2002. SFAS 143 requires entities to establish liabilities for legal obligations associated with the retirement of tangible long-lived assets. The Company adopted this statement effective April 1, 2003 as required, and such adoption had no material impact on the Company’s financial statements.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). SFAS 150 requires that certain financial instruments, which under previous guidance were recorded as equity, be recorded as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets, and certain obligations that can be settled with shares of stock. The adoption of SFAS 150 did not have any effect on the Company’s financial statements.

Note 2 — Acquisitions

Fiscal 2004

Mr. Tire

      Effective March 1, 2004 the Company acquired 36 tire and automotive repair locations in the Baltimore, Maryland and Arlington, Virginia areas from Mr. Tire, Inc. (the “Seller”) and its sole shareholder, Atlantic Automotive Corp. (“Atlantic”) (the “Mr. Tire Acquisition”). The acquired locations include 26 leased retail stores and 10 kiosks which operate in Atlantic automotive dealerships. The Company intends to continue to utilize the acquired assets to operate the Mr. Tire locations.

      Although the 36 Mr. Tire locations are in the same general markets in which Monro competes, existing Company stores are mainly situated in non-overlapping areas. Plans are to close only one existing store in the Baltimore area.

      Pursuant to the terms of an Asset Purchase Agreement, dated as of February 9, 2004, by and among the Company, the Seller and Atlantic (the “Purchase Agreement”), the Company purchased certain of Seller’s assets, including inventory, fixed assets and intellectual property and assumed certain of Seller’s liabilities, including Seller’s obligations pursuant to the real property leases for each of the 26 retail store locations, certain warranty obligations outstanding to customers and certain other liabilities. The purchase price amounted to approximately $25.5 million in cash, including transaction costs, $3 million in assumed liabilities and $.4 million in warrants to purchase the Company’s common stock (as described below) (the “Purchase Price”). The Purchase Price will be adjusted post-closing to reflect, among other things, final counts of inventory and fixed assets. At the Closing, the Company issued a two-year warrant agreement (the “Warrant”) to Atlantic, pursuant to which Atlantic may purchase 100,000 shares (the “Shares”) of the Company’s $.01 par value Common Stock at $22.33 per share, the closing price of the Company’s common stock on February 6, 2004. Atlantic may not exercise the Warrant for a period of six months after the Closing or until September 1, 2004 and the Company has agreed to use its best efforts to submit all required information and filings with the SEC in order to register the Shares. The value of the Shares was estimated by the Company using the Black-Scholes option-pricing model using a two-year term, a risk-free interest rate of 1.8% and expected volatility of 28.6%. The Company financed the cash portion of the Purchase Price with bank debt under the Company’s existing Revolving Credit facility.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of the Mr. Tire acquisition:

At March 1, 2004

(Dollars in millions)
Current assets (primarily inventory)	$3.9
Property, plant and equipment	1.9
Intangible assets and other non-current assets	22.7

Total assets acquired	28.5
Current liabilities	1.8
Long-term liabilities	.8

Total liabilities assumed	2.6

Net assets acquired	$25.9

      The estimated fair value of purchased assets and liabilities assumed is subject to modification based upon the resolution of the purchase price adjustments described above, valuations of tangible and intangible assets and the completion of the Company’s purchase accounting procedures. The Company expects to complete the purchase price allocation in the first half of fiscal 2005.

      See Notes 4 and 5 for goodwill and intangible asset disclosures related to the Mr. Tire Acquisition. The operating results of the acquired Mr. Tire locations are included in the Company’s financial statements from March 1, 2004.

      Unaudited pro forma results of operations for the fiscal years ended March 27, 2004 and March 29, 2003, as if the Mr. Tire Acquisition had occurred at the beginning of the Company’s fiscal year ended March 2003, are presented below. The pro forma results include estimates and assumptions which management believes are reasonable, including adjustments to reflect amortization of acquired intangible assets, depreciation based on the adjustment to the fair market value of property acquired, interest on acquisition debt, and related income tax effects. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results which would have occurred if the Mr. Tire acquisition had been in effect on the dates indicated, or which may result in the future.

	Year Ended Fiscal March

	2004	2003

	(Dollars in thousands,
	except for per share amounts)
Sales	$325,000	$302,000
Net income	$17,513	$14,035
Earnings per share:
Basic	$1.35	$1.11

Diluted	$1.22	$1.00

      The strike price of the Warrant shares exceeded the Company’s average stock price in fiscal 2003 and 2004. Accordingly, the shares were excluded from weighted average shares used to compute pro forma earnings per share.

Buyout of synthetic lease properties

      On June 27, 2003, the Company purchased the land and buildings under its existing synthetic lease facility through the acquisition of the general and limited partnership interests in Brazos Automotive Properties, L.P.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(“BAP”), for approximately $935,000 in cash (the “Lease Buyout”). The Lease Buyout was financed through the Company’s existing credit facility. BAP held the title related to 86 properties leased, under an operating lease, to a subsidiary of the Company and used in the conduct of the Company’s auto service business. BAP was also the debtor on a $26.6 million loan related to these properties. BAP, which became a wholly owned subsidiary of the Company as a result of the Lease Buyout, was established in 1998 for the purpose of acquiring certain properties and leasing them to the Company.

      The purchase of the general partnership interest was completed through the purchase of 100% of the outstanding common stock of Brazos Automotive Properties Management, Inc., the general partner of BAP, from Brazos River Leasing, L. P. The limited partnership interest was acquired from Heller Financial, Inc., a subsidiary of G.E. Capital, the holder of that interest. In March 2004, the Company dissolved BAP, thereby eliminating it as a subsidiary.

      As a result of this Lease Buyout, land and buildings, at their fair value of approximately $27.5 million including acquisition costs, have been reflected on the Company’s balance sheet. Additionally, long-term debt of $26.6 million has also been reflected. The debt is non-amortizing and is due in September 2006 (See Note 6).

      Subsequent to this transaction, payments on the lease, which were reported as rent prior to the Lease Buyout, are reported as interest expense. Rent expense related to the synthetic lease recorded in fiscal 2003 was $2.2 million. Rent expense related to the synthetic lease properties in fiscal 2004 (through June 2003) was $.4 million and interest expense in fiscal 2004 was $.8 million. The reduced expense in fiscal 2004 resulted primarily from the expiration in August 2003 of an interest rate swap arrangement that fixed the interest rate on the debt related to these properties, as well as a reduction in March 2003 of $5 million in the principal amount financed under the synthetic lease. Also, in fiscal 2004, the Company recorded depreciation expense related to the assets acquired in the Lease Buyout of approximately $.4 million. These depreciation charges commenced in the Company’s second quarter of its fiscal year 2004 after the Lease Buyout.

Fiscal 2003

Kimmel Automotive, Inc.

      Effective April 1, 2002, the Company purchased all of the outstanding common stock, as well as a portion of the preferred stock, of Kimmel Automotive, Inc. (“Kimmel”), based in Baltimore, Maryland (the “Kimmel Acquisition”). Kimmel operated 34 tire and automotive repair stores in Maryland and Virginia, as well as Wholesale and Truck Tire Divisions (including two commercial stores). The purchase price for Kimmel was approximately $6 million in cash, plus the assumption of approximately $4 million of liabilities. The acquisition was financed through the Company’s existing bank credit facility.

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

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the Kimmel Acquisition.

At April 1, 2002

(Dollars in millions)
Current assets	$2.2
Property, plant and equipment	2.3
Intangible assets and other noncurrent assets	5.7

Total assets acquired	10.2
Current liabilities	2.9
Other long-term liabilties	1.2
Deferred income tax liability	.2

Total liabilities assumed	4.3

Net assets acquired	$5.9

      See Notes 4 and 5 for goodwill and intangible asset disclosures related to the Kimmel Acquisition. The results of operations of Kimmel are included in the Company’s results from April 1, 2002.

Frasier Tire Service, Inc.

      On February 10, 2003, the Company acquired certain assets of Frasier Tire Service, Inc. (“Frasier”), representing ten company-operated Frasier Tire Service store locations in the Charleston and Columbia, South Carolina markets. The purchased assets consist primarily of inventory and equipment. The purchase price of the assets was approximately $1 million in cash. The acquisition was financed through the Company’s Revolving Credit facility. The results of operations of the acquired Frasier stores are included in the Company’s results from February 10, 2003.

Note 3 — Property, Plant and Equipment

      The major classifications of property, plant and equipment are as follows:

	March 27, 2004			March 29, 2003

	Owned	Leased	Total	Owned	Leased	Total

	(Dollars in thousands)
Land	$41,157		$41,157	$30,319		$30,319
Buildings and improvements	116,449	$4,332	120,781	98,653	$4,332	102,985
Equipment, signage and fixtures	85,322		85,322	77,647		77,647
Vehicles	9,601	759	10,360	9,416	921	10,337
Construction-in-progress	2,021		2,021	990		990

	254,550	5,091	259,641	217,025	5,253	222,278
Less — Accumulated depreciation and amortization	96,320	3,605	99,925	86,728	3,402	90,130

	$158,230	$1,486	$159,716	$130,297	$1,851	$132,148

      Capitalized interest costs aggregated $30,000 in fiscal 2004 and $31,000 in fiscal 2003.

      Amortization expense recorded under capital leases totaled $365,000, $406,000 and $562,000 for the fiscal years ended March 2004, 2003 and 2002, respectively.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Goodwill

      The changes in goodwill during fiscal 2003 and 2004 were as follows:

(Dollars in thousands)

Balance at March 30, 2002	$4,306
Goodwill related to Kimmel and Frasier acquisitions (Note 2)	3,844

Balance at March 29, 2003	8,150
Goodwill related to Mr. Tire acquisition (Note 2)	17,973
Other	117

Balance at March 27, 2004	$26,240

      The amount of goodwill recorded for the Mr. Tire Acquisition is subject to change for the impact of purchase price adjustments provided for in the related Purchase Agreement, the finalization of valuations of tangible and intangible assets acquired and completion of purchase accounting procedures. Goodwill acquired in fiscal 2003 relating to the purchase of Kimmel was $3.4 million and of Frasier, was $.4 million. The goodwill recorded for the Mr. Tire and Frasier acquisitions is amortizable for tax purposes while the Kimmel goodwill is not.

      The Company performed its required annual impairment test of goodwill during the third quarter of fiscal 2004. No impairment loss resulted from that annual impairment test.

      Transitional disclosures regarding the effect of goodwill amortization on net income during fiscal years 2004, 2003 and 2002 are as follows:

	Year Ended Fiscal March,

	2004	2003	2002

	(Dollars in thousands,
	except per share data)
Reported net income	$17,005	$13,728	$11,307
Goodwill amortization (net of tax effect)			328

Adjusted net income	$17,005	$13,728	$11,635

Basic Earnings Per Share:
Reported net income	$1.31	$1.08	$0.92
Goodwill amortization (net of tax effect)			0.03

Adjusted net income	$1.31	$1.08	$0.95

Diluted Earnings Per Share:
Reported net income	$1.18	$0.97	$0.83
Goodwill amortization (net of tax effect)			0.03

Adjusted net income	$1.18	$0.97	$0.86

      Amortization expense associated with goodwill totaled $529,000 in the fiscal year ended March 2002.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Intangible Assets and Other Noncurrent Assets

      Intangible and other noncurrent assets consist of the following at March 2004 and 2003:

	March 27, 2004		March 29, 2003

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

	(Dollars in thousands)
Customer list	$2,290	$13
Trade name	2,000	428	$1,000	$200
Non-compete agreements	420	144	420	84
Financing fees	726	251	3,214	2,429
Other intangible assets	400	8
Other non-current assets	1,100		1,104

Total	$6,936	$844	$5,738	$2,713

      The increases in customer list, trade name and other intangible assets in fiscal 2004 relate to the purchase of Mr. Tire, which occurred in March 2004. The customer list value of $2,290,000 is being amortized over its estimated useful life of 15 years, while the value assigned to the Mr. Tire trade name, $1,000,000, is being amortized over its estimated useful life of three years. The other intangible asset of $400,000 relates to the value of the Company’s agreement with Atlantic Automotive to operate Mr. Tire kiosks in Atlantic dealerships. This amount is being amortized over its estimated useful life of four years. The remaining trade name value of $1,000,000 relates to the Tread Quarters trade name, acquired in fiscal 2003. The Tread Quarters name is being amortized over its estimated useful life of five years.

      Financing fees and related accumulated amortization were each reduced by $2,669,000 during fiscal 2004 as the costs related to the Company’s 1998 Revolving Credit and synthetic lease facilities and its headquarters term loan, became fully amortized. The credit facility was renewed in March 2003 and the related costs are being amortized over the term of the new agreement, which ends in September 2006.

      Amortization of intangible assets during fiscal 2004 totaled $795,000. Of this amount, $303,000 was recorded as amortization expense, $431,000 related to the revolving credit facility fees was recorded as interest expense and $61,000 related to the synthetic lease facility fees was reported as rent and classified in cost of sales.

      Amortization of intangible assets during fiscal 2003 totaled $787,000. Of this amount, $286,000 was recorded as amortization expense, $399,000 related to the revolving credit facility fees was recorded as interest expense and $102,000 related to the synthetic lease facility fees was reported as rent and classified in cost of sales.

      Amortization expense on intangible assets (other than goodwill), which relates primarily to trade names and non-compete agreements in fiscal years 2004 and 2003 and to non-compete agreements in fiscal 2002, totaled $303,000, $286,000 and $166,000, respectively, in the fiscal years ended March 2004, 2003 and 2002.

      Substantially all intangible assets are tax deductible, except for the amortization of the Tread Quarters trade name.

      Other non-current assets of $1.1 million primarily consist of the long-term portion of various receivables and security deposits.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Estimated future amortization of intangible assets is as follows:

Year Ending Fiscal March,	(Dollars in thousands)

2005	$1,054
2006	1,054
2007	878
2008	305
2009	156
Thereafter	1,545

Note 6 — Long-Term Debt

      Long-term debt consists of the following:

	March 27,	March 29,
	2004	2003

	(Dollars in thousands)
Revolving Credit Facility, LIBOR-based (a)	$37,300	$30,700
Revolving Credit Loan, LIBOR-based (a)	26,558
Mortgage Note Payable, LIBOR plus .8%, secured by warehouse and office building, due in installments through 2006 (a)	1,718	1,865
Term loan financing, LIBOR plus .8%, secured by warehouse and office building, due in installments through 2004 (a)		54
Mortgage Note Payable, non-interest bearing, secured by warehouse and office land, due in one installment in 2015	660	660
Obligations under capital leases at various interest rates, secured by store properties and certain equipment, due in installments through 2018	3,038	3,443
Other notes, 7.75% to 8.0%, partially secured by store equipment, due in installments through 2008	67	86

	69,341	36,808
Less — Current portion	578	625

	$68,763	$36,183

(a)	The prime rate at March 27, 2004 was 4.00%. The London Interbank Offered Rate (LIBOR) at March 27, 2004 was 1.09%.

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

      In March 2003, the Company repaid the outstanding balance under its then existing term loan ($1.9 million) and renewed its credit facility agreement. The amended financing arrangement consists of an $83.4 million Revolving Credit facility (of which approximately $37.3 million was outstanding at March 27, 2004), and a non-amortizing credit loan (formerly synthetic lease financing) totaling $26.6 million (all of which was outstanding at March 27, 2004).

      The Revolving Credit portion of the facility has a three-year term expiring in September 2006. On June 27, 2003, the Company purchased the entity holding title to the properties and debt under the synthetic lease and,

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accordingly, consolidated both the assets and debt related to such lease on its balance sheet at March 27, 2004. In accordance with the Company’s credit facility agreement, the synthetic lease was converted to a three-year, non-amortizing revolving credit loan, also expiring in September 2006.

      The loans bear interest at the prime rate or other LIBOR-based rate options tied to the Company’s financial performance. Interest only is payable monthly on the Revolving Credit facility and credit loan throughout the term. The Company must also pay a facility fee on the unused portion of the commitment.

      The Revolving Credit facility is secured by all accounts receivable, inventory and other personal property. The Company has also entered into a negative pledge agreement not to encumber any real property or equipment, with certain permissible exceptions. The non-amortizing credit loan is secured by the real property to which it relates.

      Within the aforementioned $83.4 million Revolving Credit facility, the Company has available a sub-facility of $10 million for the purpose of issuing standby letters of credit. The line requires fees aggregating 1.375% annually of the face amount of each standby letter of credit, payable quarterly in arrears. There were $6.4 million in outstanding letters of credit under this line at March 27, 2004.

      During fiscal 1995, the Company purchased 12.7 acres of land for $.7 million from the City of Rochester, New York, on which its office/warehouse facility is located. The City has provided financing for 100% of the cost of the land via a 20-year non-interest bearing mortgage, all due and payable in 2015.

      To finance its office/warehouse building, the Company obtained permanent mortgage financing in fiscal 1996 consisting of a 10-year mortgage for $2.9 million and an eight-year term loan in the amount of $.7 million. The mortgage requires monthly interest payments, and equal monthly installments of principal based on a 20-year amortization period. The Company entered into an interest rate swap agreement with a major financial institution which effectively fixed the interest rate over the terms of the aforementioned agreements at 7.15%. The term loan was repaid in full in fiscal 2004.

      In addition, the Company has financed certain store properties and equipment with capital leases, which amount to $3.0 million at March 27, 2004 and are due in installments through 2018.

      The Company was a party to two additional interest rate swap agreement that expired in August 2003, with an aggregate notional amount of $34 million. The purpose of these agreements was to limit the interest rate exposure on the Company’s floating rate debt. Fixed rates under these agreements ranged from 5.21% to 5.23%.

      Certain of the Company’s long-term debt agreements require, among other things, the maintenance of specified interest and rent coverage ratios and amounts of tangible net worth. They also contain restrictions on dividend payments. The Company is in compliance with these requirements at March 27, 2004. These agreements permit mortgages and specific lease financing arrangements with other parties with certain limitations.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Aggregate debt maturities over the next five years and thereafter are as follows:

	Capital Leases

	Aggregate	Imputed	All Other
Year Ending Fiscal March,	Amount	Interest	Debt	Total

	(Dollars in thousands)
2005	$888	$(474)	$164	$578
2006	766	(419)	1,586	1,933
2007	749	(359)	63,875	64,265
2008	729	(287)	18	460
2009	651	(206)	0	445
Thereafter	1,259	(259)	660	1,660

Total				$69,341

Note 7 — Fair Value of Financial Instruments

      Financial instruments consist of the following:

	March 27, 2004			March 29, 2003

	Notional	Carrying	Fair	Notional	Carrying	Fair
	Amount	Amount	Value	Amount	Amount	Value

	(Dollars in thousands)
Liabilities
Long-term debt, including current portion		$66,303	$65,962		$33,365	$32,695
Derivative Instruments
Interest rate swap agreements (a)	$1,768	$(120)	$(120)	$35,865	$(761)	$(761)

(a)	These agreements are intended to manage exposure to interest rate risks associated with both long-term (on-balance sheet) debt and synthetic leases (off-balance sheet at March 2003).

      The fair value of cash and cash equivalents, accounts receivable and accounts payable approximated book value at March 27, 2004 and March 29, 2003 because their maturity is generally less than one year in duration. The fair value of long-term debt was estimated based on discounted cash flow analyses using either quoted market prices for the same or similar issues, or the current interest rates offered to the Company for debt with similar maturities.

      While it is not the Company’s intention to terminate its derivative financial instruments, fair values were estimated, based on market rates or quotes from brokers, which represented the amounts that the Company would receive or pay if the instruments were terminated at the respective balance sheet dates. These fair values indicated that the termination of interest rate swaps would have resulted in a $.1 million loss and a $.8 million loss as of March 27, 2004 and March 29, 2003, respectively.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — Income Taxes

      The components of the provision for income taxes are as follows:

	Year Ended Fiscal March,

	2004	2003	2002

	(Dollars in thousands)
Currently payable —
Federal	$7,180	$7,934	$4,891
State	644	882	798

	7,824	8,816	5,689

Deferred —
Federal	2,086	(423)	784
State	512	21	(137)

	2,598	(402)	647

Total	$10,422	$8,414	$6,336

      Deferred tax (liabilities) assets consist of the following:

	March 27,	March 29,	March 30,
	2004	2003	2002

	(Dollars in thousands)
Property and equipment	$(7,763)	$(5,410)	$(4,810)
Prepaid expenses	(711)	(805)	(582)
Pension	(634)	(468)	(716)
Other	(397)	(1,206)	(1,013)

Gross deferred tax liabilities	(9,505)	(7,889)	(7,121)

Goodwill	1,073	1,655	2,079
Stock options	923	1,012	291
Insurance reserves	1,150	796	502
Warranty and other reserves	3,426	3,173	2,670
Other	1,885	1,786	1,740

Gross deferred tax assets	8,457	8,422	7,282

Net deferred tax (liability) asset	$(1,048)	$533	$161

      The Company has $5.5 million of state net operating loss carryforwards available as of March 27, 2004. The carryforwards expire in varying amounts from 2004 through 2022.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation between the U. S. Federal statutory tax rate and the effective tax rate reflected in the accompanying financial statements is as follows:

	Year Ended Fiscal March,

	2004		2003		2002

	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Federal income tax based on statutory tax rate applied to income before taxes	$9,599	35.0	$7,750	35.0	$6,157	34.9
State income tax, net of federal income tax benefit	728	2.7	589	2.7	423	2.4
Other	95	.3	75	.3	(244)	(1.4)

	$10,422	38.0	$8,414	38.0	$6,336	35.9

Note 9 — Convertible Preferred Stock and Common Stock

      A summary of the changes in the number of shares of Class C preferred stock and common stock is as follows:

		Class C
	Common	Convertible
	Stock	Preferred	Treasury
	Shares	Stock Shares	Stock
	Issued	Issued	Shares

Balance at March 31, 2001	8,373,678	91,727	216,800
Stock options exercised	61,646

Balance at March 30, 2002	8,435,324	91,727	216,800
Conversion of Class C Convertible preferred stock into common stock	185,218	(26,727)
Stock options exercised	165,318

Balance at March 29, 2003	8,785,860	65,000	216,800
Shares issued in connection with three-for-two stock split	4,433,151		108,400
Stock options exercised	96,242

Balance at March 27, 2004	13,315,253	65,000	325,200

      In September 2003, the Board of Directors authorized an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 15,000,000 to 20,000,000. This amendment was approved by the Company’s shareholders in December 2003. Additionally, the Board authorized a three-for-two stock split that was paid in October 2003 to shareholders of record as of October 21, 2003. All share amounts herein have been adjusted for this stock split.

      Holders of at least 60% of the Class C preferred stock must approve any action authorized by the holders of common stock. In addition, there are certain restrictions on the transferability of shares of Class C preferred stock. In the event of a liquidation, dissolution or winding-up of the Company, the holders of the Class C preferred stock would be entitled to receive $1.50 per share out of the assets of the Company before any amount would be paid to holders of common stock. The conversion value of the Class C convertible preferred stock is $.144 per share at March 27, 2004.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Under the 1984 and 1987 Incentive Stock Option Plans, 1,091,508 shares (as retroactively adjusted for stock dividends and the stock split) of common stock were reserved for issuance to officers and key employees. The 1989 Incentive Stock Option Plan authorized an additional 259,883 shares (as retroactively adjusted for stock dividends and the stock split) for issuance.

      In January 1994, May 1995 and May 1997, the Board of Directors authorized an additional 386,714, 164,961 and 315,000 shares, respectively (all amounts retroactively adjusted for stock dividends and the stock split), for issuance under the 1989 Plan. These amounts were approved by shareholders in August 1994, August 1995 and August 1997, respectively.

      In November 1998, the Board of Directors authorized the 1998 Incentive Stock Option Plan, reserving 1,125,000 shares (as retroactively adjusted for the stock split) of common stock for issuance to officers and key employees. The Plan was approved by shareholders in August 1999.

      In May 2003, the Board of Directors authorized an additional 300,000 shares (as retroactively adjusted for the stock split) for issuance under the 1998 Plan, which was approved by shareholders in August 2003.

      Generally, options vest within the first five years of their term, and have a duration of ten years. Outstanding options are exercisable for various periods through March 2014.

      A summary of changes in outstanding stock options (as retroactively adjusted for stock dividends and the stock split) is as follows:

	Weighted Average			Available
	Exercise Price	Outstanding	Exercisable	For Grant

At March 31, 2001	$6.69	1,289,706	579,540	650,738

Granted	$7.69	171,225		(171,225)
Became exercisable			310,014
Exercised	$7.95	(92,469)	(92,469)
Canceled	$7.52	(58,992)	(18,357)	33,300

At March 30, 2002	$6.58	1,309,470	778,728	512,813

Granted	$12.67	290,588		(290,588)
Became exercisable			470,417
Exercised	$8.22	(211,509)	(211,509)
Canceled	$9.03	(31,626)	(7,905)	30,255

At March 29, 2003	$7.55	1,356,923	1,029,731	252,480

Authorized				300,000
Granted	$15.64	173,363		(173,363)
Became exercisable			107,759
Exercised	$8.84	(122,800)	(122,800)
Canceled	$12.38	(35,128)	(2,711)	35,128

At March 27, 2004		1,372,358	1,011,979	414,204

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about fixed stock options outstanding at March 27, 2004:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Shares	Remaining	Exercise	Shares	Exercise
Exercise Prices	Under Option	Life	Price	Under Option	Price

$4.75 - $ 7.00	750,109	4.84	$5.26	727,031	$5.25
$7.01 - $13.00	354,773	6.80	$9.97	260,688	$10.37
$13.01 - $24.36	267,476	8.74	$14.72	24,260	$13.31

      In August 1994, the Board of Directors authorized a non-employee directors’ stock option plan which was approved by shareholders in August 1995. The Plan initially reserved 100,278 shares of common stock (as retroactively adjusted for stock dividends and the stock split), and provides for (i) the grant to each non-employee director as of August 1, 1994 of an option to purchase 4,559 shares of the Company’s common stock (as retroactively adjusted for stock dividends and the stock split) and (ii) the annual grant to each non-employee director of an option to purchase 4,559 shares (as retroactively adjusted for stock dividends and the stock split) on the date of the annual meeting of shareholders beginning in 1995. The options expire ten years from the date of grant and have an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Options vest immediately upon issuance.

      In May 1997 and May 1999, the Board of Directors authorized an additional 102,375 and 97,500 shares, respectively (both amounts as retroactively adjusted for stock dividends and the stock split) for issuance under the Plan. These amounts were approved by shareholders in August 1997 and August 1999, respectively.

      In May 2003, the Board of Directors authorized the 2003 Non-Employee Directors’ Stock Option Plan, reserving 90,000 shares (as retroactively adjusted for the stock split) of common stock for issuance to outside directors, which was approved by shareholders in August 2003. The provisions of the Plan are similar to the 1994 Non-Employee Directors’ Stock Option Plan, except that options expire five years from the date of grant.

      A summary of changes in these stock options is as follows:

				Available
	Option Price			for
	Per Share	Outstanding	Exercisable	Grant

At March 31, 2001	$5.00 - $11.34	223,355	223,355	76,798

Granted	$ 8.57	31,909	31,909	(31,909)

At March 30, 2002	$5.00 - $11.34	255,264	255,264	44,889

Exercised	$ 8.53	(36,468)	(36,468)
Granted	$12.82	27,351	27,351	(27,351)
Canceled	$12.82	(4,558)	(4,558)	4,558

At March 29, 2003	$5.00 - $12.82	241,589	241,589	22,096

Authorized				90,000
Exercised	$ 9.75	(13,676)	(13,676)
Granted	$20.19	31,910	31,910	(31,910)

At March 27, 2004		259,823	259,823	80,186

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 — Earnings Per Common Share

      The following is a reconciliation of basic and diluted earnings per common share for the respective years:

	Year Ended Fiscal March,

	2004	2003	2002

	(Dollars in thousands,
	except per share data)
Numerator for earnings per common share calculation:
Net Income	$17,005	$13,728	$11,307

Denominator for earnings per common share calculation:
Weighted average common shares, basic	12,954	12,699	12,293
Effect of dilutive securities:
Preferred stock	676	732	954
Stock options and warrants	770	674	336

Weighted average common shares, diluted	14,400	14,105	13,583

Basic earnings per common share:	$1.31	$1.08	$.92

Diluted earnings per common share:	$1.18	$.97	$.83

      The computation of diluted earnings per common share for fiscal years 2004, 2003 and 2002 excludes the effect of assumed exercise of approximately 108,000, 99,000 and 100,000 stock options and warrants, respectively, as the exercise price of these options and warrants was greater than their average market value, resulting in an anti-dilutive effect on diluted earnings per share.

Note 11 — Operating Leases and Other Commitments

      The Company leases retail facilities and store equipment under noncancellable lease agreements which expire at various dates through fiscal year 2019. In addition to stated minimum payments, certain real estate leases have provisions for contingent rentals when retail sales exceed specified levels. Generally, the leases provide for renewal for various periods at stipulated rates. Most of the facilities’ leases require payment of property taxes, insurance and maintenance costs in addition to rental payments, and several provide an option to purchase the property at the end of the lease term.

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

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Future minimum payments required under noncancellable leases are as follows:

		Less –
		Sublease
Year Ending Fiscal March,	Leases	Income	Net

	(Dollars in thousands)
2005	$17,663	$(553)	$17,110
2006	15,142	(516)	14,626
2007	12,827	(439)	12,388
2008	10,008	(408)	9,600
2009	7,101	(335)	6,766
Thereafter	15,461	(851)	14,610

Total	$78,202	$(3,102)	$75,100

      Rent expense under operating leases, net of sublease income, totaled $16,905,000, $18,213,000 and $16,465,000 in fiscal 2004, 2003 and 2002, respectively, including contingent rentals of $277,000, $283,000 and $307,000 in each respective fiscal year. Sublease income totaled $339,000, $313,000 and $293,000, respectively, in fiscal 2004, 2003 and 2002. As described in Note 2, rent expense is lower in fiscal 2004 primarily due to the June 2003 buyout of properties under the Company’s former synthetic lease agreement.

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

Note 12 — Employee Retirement and Profit Sharing Plans

      The Company sponsors separate noncontributory defined benefit pension plans for Monro employees and the former Kimmel Automotive, Inc. employees that provide benefits to certain full-time employees who were employed with the Company and with Kimmel prior to April 2, 1998 and May 15, 2001, respectively. Each company’s Board of Directors approved plan amendments whereby the benefits of each of the defined benefit plans would be frozen and the plans would be closed to new participants as of those dates. Prior to these amendments, coverage under the plans began after employees completed one year of service and attainment of age 21. Benefits under both plans were based primarily on years of service and employees’ pay near retirement.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The funding policy for both plans is consistent with the funding requirements of Federal law and regulations. The measurement date used to determine the pension plan measurements disclosed herein is March 31.

      The funded status of each plan is set forth below:

	Monro		Kimmel

	Year Ended Fiscal March,

	2004	2003	2004	2003

	(Dollars in thousands)
Change in Plan Assets:
Fair value of plan assets at beginning of year	$7,203	$6,346	$1,840	$2,179
Actual return on plan assets	579	814	383	(174)
Employer contribution	82	571	184
Actuarial gain (loss)	655	(133)
Benefits paid	(418)	(395)	(166)	(165)

Fair value of plan assets at end of year	8,101	7,203	2,241	1,840

Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	7,114	6,308	2,643	2,361
Interest cost	439	427	160	165
Actuarial loss	672	774	192	282
Benefits paid	(418)	(395)	(166)	(165)

Benefit obligation at end of year	7,807	7,114	2,829	2,643

Funded status of plan	294	89	(588)	(803)
Unrecognized net loss	2,029	2,043	545	624
Additional minimum liability			(545)	(624)

Pension asset (liability) at year end March	$2,323	$2,132	$(588)	$(803)

      The projected and accumulated benefit obligations were equivalent for both plans at March 31, 2004 and March 31, 2003.

      Pension cost included the following components:

	Monro			Kimmel

	Year Ended Fiscal March,

	2004	2003	2002	2004	2003

	(Dollars in thousands)
Interest cost on projected benefit obligation	$439	$427	$432	$160	$165
Expected return on plan assets	(623)	(514)	(492)	(149)	(168)
Amortization of net transition asset			(29)
Amortization of unrecognized actuarial loss	75	86	51	37

Net pension (income) cost	$(109)	$(1)	$(38)	$48	$(3)

      The unrecognized transition asset for the Monro plan was amortized over 15 years beginning April 1, 1988 and became fully amortized in fiscal 2002.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The increase (decrease) in the additional minimum liability, before income tax effect, included in accumulated other comprehensive income is as follows:

	Monro		Kimmel

	Year Ended Fiscal March,

	2004	2003	2004	2003

	(Dollars in thousands)
Increase (decrease) in the minimum liability included in accumulated other comprehensive income	$—	$—	$(79)	$624

      The weighted-average assumptions used to determine benefit obligations are as follows:

	Monro		Kimmel

	Year Ended Fiscal March,

	2004	2003	2004	2003

Discount rate	5.75%	6.25%	5.75%	6.25%
Expected long-term return on assets	8.00%	8.00%	8.00%	8.00%

      The weighted-average assumptions used to determine net periodic pension costs are as follows:

	Monro		Kimmel

	Year Ended Fiscal March,

	2004	2003	2004	2003

Discount rate	6.25%	7.25%	6.25%	7.25%
Expected long-term return on assets	8.00%	8.00%	8.00%	8.00%

      The expected long-term rate of return on plan assets assumption is established based upon the plan’s asset allocations using assumptions related to historical returns, correlations and volatilities of those asset classes.

      The investment strategy of these plans is to conservatively manage the assets of each plan to meet the plan’s long-term liabilities while maintaining sufficient liquidity to pay current benefits. This is achieved by holding equity investments while investing a portion of assets in long duration bonds in order to match the long-term nature of the liabilities.

      The Company’s weighted average asset allocations, by asset category, are as follows:

	Monro		Kimmel

	Year Ended Fiscal March,

	2004	2003	2004	2003

Cash and cash equivalents	3.3%	1.2%	5.1%	50.8%
Debt securities	86.0%	90.5%	42.7%	18.1%
Equity securities	10.7%	8.3%	52.2%	31.1%

Total	100.0%	100.0%	100.0%	100.0%

      The Company expects to contribute approximately $308,000 in required contributions in fiscal 2005 to the Kimmel plan.

      The Company has a 401(k)/profit sharing plan that covers full-time employees who meet the age and service requirements of the plan. The 401(k) salary deferral option was added to the plan during fiscal 2000. The first employee deferral occurred in March 2000. The Company makes matching contributions consistent with the provisions of the plan. The Company’s matching contributions for fiscal 2004, 2003 and 2002 amounted to approximately $480,000, $475,000 and $403,000, respectively. The Company may also make annual profit sharing contributions to the plan at the discretion of the Compensation and Benefits Committee of the Board of Directors.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has a deferred compensation plan (the “Deferred Compensation Plan”) to provide an opportunity for additional tax-deferred savings to a select group of management or highly compensated employees. The Deferred Compensation Plan permits participants to defer all or any portion of the compensation that would otherwise be payable to them for the calendar year. In addition, the Company will credit to the participants’ accounts such amounts as would have been contributed to the Company’s 401(k)/ Profit Sharing Plan but for the limitations that are imposed under the Internal Revenue Code based upon the participants’ status as highly compensated employees. The Company may also make such additional discretionary allocations as are determined by the Compensation Committee of the Board of Directors. No amounts credited under the Deferred Compensation Plan are funded and the Company maintains accounts to reflect the amounts owed to each participant. At least annually, the accounts are credited with earnings or losses calculated on the basis of an interest rate or other formula as determined by the Compensation Committee. The total liability recorded in the Company’s financial statements at March 27, 2004 related to the Deferred Compensation Plan was $111,000.

      The Company’s management bonus plan provides for the payment of annual cash bonus awards to participating employees, as selected by the Board of Directors, based primarily on the Company’s attaining pre-tax income targets established by the Board of Directors. Charges to expense applicable to the management bonus plan totaled $1,246,000, $1,280,000 and $797,000 for the fiscal years ended March 2004, 2003 and 2002, respectively.

Note 13 — Related Party Transactions

      In December 1998, the Company loaned $523,000 to its newly-appointed Chief Executive Officer to purchase 75,000 shares of the Company’s common stock at the then fair market value. (This loan was made subsequent to the Executive’s purchase of 25,000 shares using his own funds.) The loan matured on December 1, 2003 in accordance with the provisions of the CEO Agreement. At March 27, 2004, no balance was outstanding on this loan. All principal and interest due under the loan were forgiven in accordance with the CEO Agreement, based upon the CEO’s continued employment with the Company. The Company reported amounts forgiven on this loan as compensation expense.

      Certain (a) officers and directors of the Company, (b) partnerships in which such persons have interests or (c) trusts of which members of their families are beneficiaries are lessors of certain facilities to the Company. Payments under such operating and capital leases amounted to $1,694,000, $1,631,000 and $1,643,000 for the fiscal years ended March 2004, 2003 and 2002, respectively. Amounts payable under these lease agreements totaled $35,000 and $37,000, respectively, at March 27, 2004 and March 29, 2003. No related party leases, other than renewals or modifications of leases on existing stores and the six assumed as part of the Mr. Tire Acquisition in March 2003, have been entered into since May 1989, and no new leases are contemplated.

      The Company has a management agreement with an investment banking firm associated with a principal shareholder/director of the Company to provide financial advice. The agreement provides for an annual fee of $300,000 (the fee was increased effective July 2003, such increase having been approved by the Company’s Compensation Committee), plus reimbursement of out-of-pocket expenses. During fiscal 2004, 2003 and 2002, the Company incurred fees of $265,000, $160,000 and $160,000 annually under this agreement, respectively. In addition, this investment banking firm, from time to time, provides additional investment banking services to the Company for customary fees. Approximately half of all payments made to the investment banking firm are paid to another principal shareholder/director of the Company.

      Additionally, during fiscal 2004, the Company paid legal fees on behalf of these principal shareholder/directors in connection with Company stock transactions, totalling $67,000 and $10,000, respectively.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 — Supplemental Disclosure of Cash Flow Information

      The following transactions represent noncash investing and financing activities during the periods indicated:

Year ended March 27, 2004

      In connection with the sale of stores, the Company reduced both fixed assets and other long-term liabilities by $831,000.

      In connection with recording the value of the Company’s interest rate swap contracts, other comprehensive income increased by $397,000, other current liabilities decreased by $575,000, other long-term liabilities decreased by $65,000 and the deferred income tax liability was increased by $243,000.

      In fiscal 2004, the Company recorded a minimum liability related to its defined benefit pension plan that decreased current liabilities and deferred tax assets by $79,000 and $30,000, respectively, and increased other comprehensive income by $49,000.

      In connection with the exercise of stock options, the Company decreased deferred tax assets by $80,000, decreased current liabilities by $359,000 and increased additional paid-in capital by $279,000.

      In connection with the forgiveness of a loan to the Company’s Chief Executive Officer, the Company recognized $78,000 of compensation expense and decreased the note receivable from shareholder for the same amount.

      In connection with the acquisition of Brazos Automotive Properties, L.P., the Company paid $935,000 (Note 2), as follows:

Fair value of assets acquired	$27,494,000
Cash paid, net of cash acquired	(935,000)

Liabilities assumed	$26,559,000

      In connection with the acquisition of Mr. Tire (Note 2), liabilities were assumed as follows:

Fair value of assets acquired	$28,527,000
Cash paid, net of cash acquired	(25,506,000)
Value of stock purchase warrants issued	(390,000)

Liabilities assumed	$2,631,000

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

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In connection with the exercise of stock options, the Company increased deferred tax assets by $80,000, decreased current liabilities by $271,000 and increased additional paid-in capital by $351,000.

      In connection with the forgiveness of a loan to the Company’s Chief Executive Officer, the Company recognized $105,000 of compensation expense and decreased the note receivable from shareholder for the same amount.

      In June 2002, holders of the Class C preferred stock converted 26,727 shares into 185,218 shares of common stock. As a result, preferred stock decreased by $41,000 and common stock and additional paid-in capital increased by $2,000 and $39,000, respectively.

      In connection with the acquisition of Kimmel and certain assets of Frasier (Note 2), liabilities were assumed as follows:

Fair value of assets acquired	$11,600,000
Cash paid, net of cash acquired	(7,200,000)

Liabilities assumed	$4,400,000

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

      In connection with the forgiveness of a loan to the Company’s Chief Executive Officer, the Company recognized $105,000 of compensation expense and decreased the note receivable from shareholder for the same amount.

      In connection with recording the value of the Company’s interest rate swap contracts, other comprehensive income decreased by $666,000, other current liabilities increased by $152,000, other long-term liabilities increased by $954,000 and the deferred income tax liability was reduced by $440,000.

Interest and income taxes paid

	Year Ended Fiscal March,

	2004	2003	2002

	(Dollars in thousands)
Cash paid during the year:
Interest, net	$1,974	$2,407	$3,436
Income taxes, net	$8,369	$7,567	$5,645

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

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

      The following table sets forth income statement data by quarter for the fiscal years ended March 2004 and 2003. Earnings per share and weighted average share information has been adjusted for the Company’s October 2003 three-for-two stock split.

	Fiscal Quarter Ended

	June	Sept.	Dec.	March
	2003	2003	2003	2004

	(Dollars in thousands, except per share data)
Sales	$73,643	$74,107	$64,549	$67,159
Cost of sales	41,408	42,653	39,291	41,299

Gross profit	32,235	31,454	25,258	25,860
Operating, selling, general and administrative expenses	22,051	21,095	19,981	21,581

Operating income	10,184	10,359	5,277	4,279
Interest expense, net	593	889	515	616
Other expense (income), net	44	(44)	(123)	182

Income before provision for income taxes	9,547	9,514	4,885	3,481
Provision for income taxes	3,628	3,618	1,854	1,323

Net income	$5,919	$5,896	$3,031	$2,158

Basic earnings per share	$.46	$.46	$.23	$.17

Diluted earnings per share	$.41	$.40	$.21	$.15

Weighted average number of common shares used in computing earnings per share:
Basic	12,890	12,966	12,976	12,985
Diluted	14,381	14,582	14,612	14,486

	2002	2002	2002	2003

Sales	$67,908	$68,003	$60,716	$61,399
Cost of sales	38,013	39,392	37,787	37,240

Gross profit	29,895	28,611	22,929	24,159
Operating, selling, general and administrative expenses	22,900	20,026	18,418	19,696

Operating income	6,995	8,585	4,511	4,463
Interest expense, net	766	642	623	570
Other (income) expense, net	(151)	32	(2)	(68)

Income before provision for income taxes	6,380	7,911	3,890	3,961
Provision for income taxes	2,424	3,006	1,477	1,507

Net income	$3,956	$4,905	$2,413	$2,454

Basic earnings per share	$.32	$.38	$.19	$.19

Diluted earnings per share	$.28	$.35	$.17	$.17

Weighted average number of common shares used in computing earnings per share:
Basic	12,447	12,761	12,764	12,828
Diluted	14,084	14,063	14,037	14,156

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

Disclosure controls and procedures

      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      In conjunction with the close of each fiscal quarter, the Company conducts an update, a review and an evaluation of the effectiveness of the Company’s disclosure controls and procedures. It is the conclusion of the Company’s Chief Executive Officer and Chief Financial Officer, based upon an evaluation completed as of the end of the most recent fiscal quarter reported on herein, that the Company’s disclosure controls and procedures are sufficiently effective to ensure that any material information relating to the Company is recorded, processed, summarized and reported to its principal officers to allow timely decisions regarding required disclosures.

Changes in internal controls

      There were no changes in the Company’s internal accounting processes and control procedures or other factors subsequent to the date of the evaluation referred to above that could significantly affect the Company’s disclosure controls.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Information concerning the Company’s shares authorized for issuance under its equity compensation plans at March 27, 2004 and security ownership of certain beneficial owners and management is incorporated herein by reference to the sections captioned “Security Ownership of Principal Shareholders, Directors and Executive Officers” and “Equity Compensation Plan Information” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

      Information concerning certain relationships and related transactions is incorporated herein by reference to the sections captioned “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” in the Proxy Statement.

Item 14.	Principal Accounting Fees and Services

      Information concerning the Company’s principal accounting fees and services is incorporated herein by reference to the section captioned “Approval of Independent Accountants” in the Proxy Statement.

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

  Reports on Form 8-K

      The following reports on Form 8-K were filed during the last quarter of fiscal 2004:

      A Form 8-K, dated March 12, 2004, was furnished to report the closing of the Company’s acquisition of 36 Mr. Tire locations from Mr. Tire, Inc. and its sole shareholder, Atlantic Automotive Corp. under Item 2. The Company also furnished the related press release, dated March 1, 2004 in an exhibit.

      A Form 8-K, dated February 17, 2004, was furnished to report the signing of a definitive agreement to acquire 36 Mr. Tire locations from Mr. Tire, Inc. and its sole shareholder, Atlantic Automotive Corp. under Item 5. The Company also furnished the related press release, dated February 10, 2004, in an exhibit.

      A Form 8-K, dated January 22, 2004 furnished the Company’s press release announcing its unaudited operating results for the quarter ended December 27, 2003. An exhibit containing the Company’s press release was attached.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONRO MUFFLER BRAKE, INC.
(REGISTRANT)

By /s/ ROBERT G. GROSS

Robert G. Gross
President and Chief Executive Officer

Date: June 10, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of June 10, 2004.

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

Robert G. Gross
Chief Executive Officer, Director and as Attorney-in-Fact

INDEX TO EXHIBITS
Exhibit 2.05 Asset Purchase Agrmt Amended
Exhibit 3.01A Certificate of Incorporation--Amd
Exhibit 10.08A 1998 Stock Option Plan
Exhibit 10.10 2003 Non-Employee Directors' Stk Opt
Exhibit 10.37A AA&L and Monro Agreement
Exhibit 10.39A Lease Renewals
Exhibit 10.49B AA&L Associates and Monro Agreement
Exhibit 10.79 F&J Properties and Mr. Tire Agrmt
Exhibit 10.79A Assignment and Assumption of Lease
Exhibit 10.79B Landlords Consent and Estoppel
Exhibit 10.80 Three Marquees and Mr. Tire
Exhibit 10.80A Assignment and Assumption of Lease
Exhibit 10.80B Landlord's Consent of Estoppel Cert
Exhibit 10.81 L.L.C. and Mr. Tire Agreement
Exhibit 10.81A Assignment and Assumption of Lease
Exhibit 10.81B Landlord's Consent and Estoppel Cer
Exhibit 10.82 Agreement
Exhibit 10.82A Assignment and Assumption of Lease
Exhibit 10.82B Landlord's Consent and Estoppel Cer
Exhibit 10.83 Agreement
Exhibit 10.83A Assignment and Assumption of Lease
Exhibit 10.83B Landlord's Consent and Estoppel Cer
Exhibit 10.84 Agreement
Exhibit 10.84A Assignment and Assumption of Lease
Exhibit 10.84B Landlord's Consent and Estoppel Cer
Exhibit 10.85 Warrant to Purchase Common Stock
Exhibit 21.01 Subsidiaries of The Company
Exhibit 23.01 Consent of Independent Accountants
Exhibit 24.01 Power of Attorney
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification

INDEX TO EXHIBITS

The following is a list of all exhibits filed herewith or incorporated by reference herein:

Exhibit No.	Document
2.01*	Stock Purchase Agreement, dated June 27, 2003, between the Company and Brazos River Leasing, L.P. (August 2003 Form 8-K/A, Exhibit 2.1)

2.02*	Agreement to Purchase Limited Partnership Interest, dated June 27, 2003, between the Company and Heller Financial, Inc. (August 2003 Form 8-K/A, Exhibit 2.2)

2.03*	Asset Purchase Agreement, dated as of February 9, 2004, among the Company, Mr. Tire, Inc. and Atlantic Automotive Corp. (March 2004 Form 8-K, Exhibit 10.1)

2.04*	First Amendment to Asset Purchase Agreement, dated as of March 1, 2004, among the Company, Mr. Tire, Inc. and Atlantic Automotive Corp. (March 2004 Form 8-K, Exhibit 10.02)

2.05	Second Amendment to Asset Purchase Agreement, dated as of April 13, 2004, among the Company, Mr. Tire, Inc. and Atlantic Automotive Corp.

3.01*	Restated Certificate of Incorporation of the Company, dated July 23, 1991, with Certificate of Amendment, dated November 1, 1991 (1992 Form 10-K, Exhibit No. 3.01)

3.01a	Certificate of Amendment to Restated Certificate of Incorporation, dated April 15, 2004.

3.02*	Restated By-Laws of the Company, dated July 23, 1991. (Amendment No. 1, Exhibit No. 3.04)

10.02*	1994 Non-Employee Directors’ Stock Option Plan. (March 2001 Form S-8, Exhibit No. 4.1)**

10.02a*	Amendment, dated as of May 12, 1997, to the 1994 Non-Employee Directors’ Stock Option Plan. (March 2001 Form S-8, Exhibit No. 4.2)**

10.02b*	Amendment, dated as of May 18, 1999, to the 1994 Non-Employee Directors’ Stock Option Plan. (March 2001 Form S-8, Exhibit No. 4.3)**

10.02c*	Amendment, dated as of August 2, 1999, to the 1994 Non-Employee Directors’ Stock Option Plan. (2002 Form 10-K, Exhibit No. 10.02c)**

10.02d*	Amendment, dated as of June 12, 2002, to the 1994 Non-Employee Directors’ Stock Option Plan. (2002 Form 10-K, Exhibit No. 10.02d)**

10.03*	1989 Employees’ Incentive Stock Option Plan, as amended through December 23, 1992. (December 1992 Form S-8, Exhibit No. 4.3)**

10.03a*	Amendment, dated as of January 25, 1994, to the 1989 Employees’ Incentive Stock Option Plan. (1994 Form 10-K, Exhibit No. 10.03a and March 2001 Form S-8, Exhibit No. 4.2)**

10.03b*	Amendment, dated as of May 17, 1995, to the 1989 Employees’ Incentive Stock Option Plan. (1995 Form 10-K, Exhibit No. 10.03b and March 2001 Form S-8, Exhibit No. 4.3) **

Exhibit No.	Document
10.03c*	Amendment, dated as of May 12, 1997, to the 1989 Employees’ Incentive Stock Option Plan. (1997 Form 10-K, Exhibit No. 10.03c and March 2001 Form S-8, Exhibit No. 4.4)**

10.03d*	Amendment, dated as of January 29, 1998, to the 1989 Employees’ Incentive Stock Option Plan. (1998 Form 10-K, Exhibit No. 10.03d)**

10.04*	Retirement Plan of the Company, as amended and restated effective as of April 1, 1989. (September 1993 Form 10-Q, Exhibit No. 10)**

10.04a*	Amendment, dated as of August 2, 1999, to the Retirement Plan of the Company, as amended and restated effective as of April 1, 1989. (June 2001 Form 10-Q, Exhibit No. 10.04a)**

10.05*	Profit Sharing Plan, amended and restated as of April 1, 1993. (1995 Form 10-K, Exhibit No. 10.05) **

10.05a*	Amendment, dated as of March 1, 2000, to the Profit Sharing Plan. (June 2001 Form S-8, Exhibit No. 4)**

10.06*	Second Amended and Restated Employment Agreement, dated November 14, 2002, by and between the Company and Robert G. Gross. (2003 Form 10-K, Exhibit No. 10.06)**

10.07*	Amended and Restated Secured Loan Agreement, dated February 16, 1999, by and between the Company and Robert G. Gross. (December 1998 Form 10-Q, Exhibit No. 10.2)**

10.08*	1998 Employee Stock Option Plan, effective November 18, 1998. (December 1998 Form 10-Q, Exhibit No. 10.3 and March 2001 Form S-8, Exhibit No. 4)**

10.08a	Amendment, dated as of May 20, 2003, to the 1998 Employee Stock Option Plan.

10.09*	Kimmel Automotive, Inc. Pension Plan, as amended and restated effective January 1, 1989, adopted December 29, 1994. (2003 Form 10-K, Exhibit No. 10.09)**

10.09a*	First amendment, dated January 1, 1989, to the Kimmel Automotive, Inc. Pension Plan. (2003 Form 10-K, Exhibit No. 10.09a)**

10.09b*	Second amendment, dated January 1, 1989, to the Kimmel Automotive Pension Plan. (2003 Form 10-K, Exhibit No. 10.09b)**

10.09c*	Third amendment, dated May 2001, to the Kimmel Automotive, Inc. Pension Plan. (2003 Form 10-K, Exhibit No. 10.09c)**

10.10	2003 Non-Employee Directors’ Stock Option Plan, effective August 5, 2003.

10.11*	Amended and Restated Credit Agreement, dated as of March 19, 2003, by and among the Company, JPMorgan Chase Bank, as agent, and certain lenders party thereto. (2003 Form 10-K, Exhibit No. 10.11)

10.12*	Amended and Restated Credit Agreement, dated as of March 19, 2003, executed by and among Brazos Automotive Properties, L.P., JPMorgan Chase Bank, and certain lenders party thereto. (2003 Form 10-K, Exhibit No. 10.12)

Exhibit No.	Document
10.13*	Amended and Restated Residual Guaranty, dated as of March 19, 2003, between the Company and JPMorgan Chase Bank. (2003 Form 10-K, Exhibit No. 10.13)

10.14*	First Amendment to the Facilities Lease Agreement, dated as of March 19, 2003, between Brazos Automotive Properties, L.P. and Monro Leasing LLC. (2003 Form 10-K, Exhibit No. 10.14)

10.15*	First Amendment to the Ground Lease Agreement, dated as of March 19, 2003, between Brazos Automotive Properties, L.P. and Monro Leasing LLC. (2003 Form 10-K, Exhibit No. 10.15)

10.16*	Amended and Restated Guaranty, dated as of March 19, 2003, between the Company and Brazos Automotive Properties, L.P. (2003 Form 10-K, Exhibit No. 10.16)

10.17*	First Amendment to the Agreement of Sublease, dated as of March 19, 2003, by and among Monro Leasing LLC, the Company and Brazos Automotive Properties, L.P. (2003 Form 10-K, Exhibit No. 10.17)

10.19*	Sublease, dated June 1, 1980, among August, August and Lane Co-venture and the Company, with Amendment of Lease, dated July 11, 1984, and assigned by August, August and Lane Co-venture to AA & L Associates, L.P., effective January 2, 1996, with respect to Store No. 3. (Form S-1, Exhibit No. 10.19)

10.19a*	Assignment of Lease, effective January 2, 1996, among August, August and Lane Co-venture and AA & L Associates, L.P. and August, August and Lane of Rochester LLC, with respect to Store Nos. 3, 12, 17, 44, 49, 51, 52, 54, 58, 31, 33 and 34. (1999 Form 10-K, Exhibit No. 10.19a)

10.20*	Lease, dated March 8, 1972, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, with respect to Store No. 7. (Form S-1, Exhibit No. 10.20)

10.20a*	Confirmation of Assignment of Lease, dated December 31, 1991, assigning Lease from Charles J. August, Burton S. August and Sheldon A. Lane to Stoneridge 7 Realty Partnership, with respect to Store No. 7. (1992 Form 10-K, Exhibit No. 10.20a)

10.21*	Lease, effective December 1, 1985, among Chase Lincoln First Bank, N.A. and Burton S. August, as Trustees and the Company, with Assignment of Lease, dated June 7, 1991, among Chase Lincoln First Bank, N.A. and Burton S. August, as Trustees, and August, Eastwood & August, with respect to Store No. 8. (Form S-1, Exhibit No. 10.21)

10.22*	Lease, dated February 10, 1972, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company as amended July 11, 1984 and assigned to Lane, August, August Trust on June 7, 1991, and assigned to Lane, August, August LLC effective January 2, 1996, with respect to Store No. 9. (Form S-1, Exhibit No. 10.22)

10.22a*	Modification and Extension Agreement, dated November 19, 1998, between Lane, August & August, LLC, and the Company, with respect to Store No. 9. (1999 Form 10-K, Exhibit No. 10.22a)

Exhibit No.	Document
10.23*	Lease, dated May 1, 1973, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and Assignment of Lease, dated June 7, 1991, assigning Lease from Charles J. August, Burton S. August and Sheldon A. Lane to 35 Howard Road Joint Venture, with respect to Store No. 10. (Form S-1, Exhibit No. 10.23)

10.24*	Lease, dated May 7, 1973, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and assigned by Mssrs. August, August and Lane to AA & L Associates, L.P., effective January 2, 1996, with respect to Store No. 12. (Form S-1, Exhibit No. 10.24)

10.25*	Lease, dated July 25, 1974, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and Assignment of Lease, dated June 7, 1991, assigning Lease from Charles J. August, Burton S. August and Sheldon A. Lane to AA & L Associates, L.P., with respect to Store No. 14. (Form S-1, Exhibit No. 10.25)

10.26*	Lease, effective April 1, 1975, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and Assignment of Lease, dated June 7, 1991, assigning Lease from Charles J. August, Burton S. August and Sheldon A. Lane to Lane, August, August Trust and further assigned by Lane, August, August Trust to Lane, August, August LLC, effective January 2, 1996, with respect to Store No. 15. (Form S-1, Exhibit No. 10.26)

10.26a*	Modification and Extension Agreement, dated November 19, 1998, between Lane, August & August, LLC, and the Company, with respect to Store No. 15. (1999 Form 10-K, Exhibit No. 10.26a)

10.27*	Lease, dated as of September 25, 1991, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, and assigned by August, August and Lane Co-venture to AA & L Associates, L.P., effective January 2, 1996, with respect to Store No. 17. (1992 Form 10-K, Exhibit No. 10.27)

10.28*	Lease, effective May 1, 1979, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and Assignment of Lease, dated June 7, 1991, assigning Lease from Charles J. August, Burton S. August and Sheldon A. Lane to AA & L Associates, L.P., with respect to Store No. 23. (Form S-1, Exhibit No. 10.28)

10.29*	Lease, effective May 1, 1980, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and Assignment of Lease, dated June 7, 1991, assigning Lease from Charles J. August, Burton S. August and Sheldon A. Lane to AA & L Associates, L.P., with respect to Store No. 25. (Form S-1, Exhibit No. 10.29)

10.31*	Lease, effective July 1, 1980, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and Assignment of Lease, dated June 7, 1991, assigning Lease from Charles J. August, Burton S. August and Sheldon A. Lane to AA & L Associates, L.P., with respect to Store No. 28. (Form S-1, Exhibit No. 10.31)

Exhibit No.	Document
10.32*	Lease, effective November 1, 1980, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and Assignment of Lease, dated June 7, 1991, assigning Lease from Charles J. August, Burton S. August and Sheldon A. Lane to AA & L Associates, L.P., with respect to Store No. 29. (Form S-1, Exhibit No. 10.32)

10.33*	Lease, effective August 1, 1983, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and Assignment of Lease, dated June 7, 1991, assigning Lease from Charles J. August, Burton S. August and Sheldon A. Lane to AA & L Associates, L.P., with respect to Store No. 30. (Form S-1, Exhibit No. 10.33)

10.33a*	Modification and Extension Agreement, dated February 25, 1998, between AA & L Associates, L.P., and the Company, with respect to Store Nos. 30, 36 and 43. (1999 Form 10-K, Exhibit No. 10.33a)

10.34*	Lease, effective March 1, 1997, between August, August and Lane of Rochester, LLC, and the Company, dated March 3, 1997, with respect to Store No. 31. (1999 Form 10-K, Exhibit No. 10.34)

10.35*	Modification and Extension Agreement, dated August 12, 1991, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, and assigned by Mssrs. August, August and Lane to August, August and Lane of Rochester, LLC, effective January 2, 1996, with respect to Store No. 33. (1992 Form 10-K, Exhibit No. 10.35)

10.36*	Lease, effective December 1, 1981, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and assigned by Mssrs. August, August and Lane to August, August and Lane of Rochester, LLC, effective January 2, 1996, with respect to Store No. 34. (Form S-1, Exhibit No. 10.36)

10.37*	Lease, dated April 10, 1984, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and Assignment of Lease, dated June 7, 1991, assigning Lease from Charles J. August, Burton S. August and Sheldon A. Lane to AA & L Associates, L.P., with respect to Store No. 35. (Form S-1, Exhibit No. 10.37)

10.37a	Extension Agreement, dated September 18, 2003, between AA & L Associates, L.P. and the Company, with respect to Store No. 35.

10.38*	Lease, effective October 1, 1983, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, with respect to Store No. 36. (Form S-1, Exhibit No. 10.38)

10.38a*	Assignment of Lease, dated October 1, 1991, assigning Lease from Charles J. August, Burton S. August and Sheldon A. Lane to AA & L Associates, L.P., with respect to Store No. 36. (1992 Form 10-K, Exhibit No. 10.38a)

10.39*	Lease, effective July 1, 1983, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and Assignment of Lease, dated June 7, 1991, assigning Lease from Charles J. August, Burton S. August and Sheldon A. Lane to AA & L Associates, L.P., with respect to Store No. 43. (Form S-1, Exhibit No. 10.39)

Exhibit No.	Document
10.39a	Extension Agreement, dated February 18, 2003, among AA & L Associates, L.P., and the Company, with respect to Store Nos. 30, 36 and 43.

10.40*	Lease, dated as of February 1, 1983, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and assigned by Mssrs. August, August and Lane to AA & L Associates, L.P., effective January 2, 1996, with respect to Store No. 44. (Form S-1, Exhibit No. 10.40)

10.40a*	Extension Agreement, dated February 19, 2003, among AA & L Associates, L.P., and the Company, with respect to Store Nos. 3, 7, 10, 12, 14 and 44. (2003 Form 10-K, Exhibit No. 10.40a)

10.41*	Sublease, dated as of May 1, 1979, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and Assignment of Lease, dated June 7, 1991, assigning Lease from Charles J. August, Burton S. August and Sheldon A. Lane to AA & L Associates, L.P., with respect to Store No. 45. (Form S-1, Exhibit No. 10.41)

10.42*	Lease, effective October 1, 1985, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated as of July 11, 1984, and Assignment of Lease, dated June 7, 1991, among Burton S. August, as Trustee, and Lane, August, August Trust, and assigned by Lane, August, August Trust to Lane, August, August LLC, effective January 2, 1996, with respect to Store No. 48. (Form S-1, Exhibit No. 10.42)

10.42a*	Extension Agreement, effective June 26, 2000, among the Company and Burton S. August, as Trustee, and Lane, August, August Trust, and assigned by Lane, August, August Trust to Lane, August & August LLC, with respect to Store No. 48. (2001 Form 10-K, Exhibit No. 10.42a)

10.43*	Lease, dated as of January 1, 1984, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and assigned by Mssrs. August, August and Lane to AA & L Associates, L.P., effective January 2, 1996, with respect to Store No. 49. (Form S-1, Exhibit No. 10.43)

10.44*	Lease, dated July 1, 1982, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and assigned by Mssrs. August, August and Lane to AA & L Associates, L.P., effective January 2, 1996, with respect to Store No. 51. (Form S-1, Exhibit No. 10.44)

10.44a*	Extension Agreement, effective December 19, 2001, between AA & L Associates, L.P. and the Company, with respect to Store No. 51. (2002 Form 10-K, Exhibit No. 10.44a)

10.45*	Lease, dated July 1, 1982, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and assigned by August, August and Lane Co-venture to AA & L Associates, L.P., effective January 2, 1996, with respect to Store No. 52. (Form S-1, Exhibit No. 10.45)

10.45a*	Extension Agreement, effective December 19, 2001, between AA & L Associates, L.P. and the Company, with respect to Store No. 52. (2002 Form 10-K, Exhibit No. 10.45a)

Exhibit No.	Document
10.46*	Lease, dated May 1, 1979, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and Assignment of Lease, dated June 7, 1991, assigning Lease from Charles J. August, Burton S. August and Sheldon A. Lane to AA & L Associates, L.P., with respect to Store No. 53. (Form S-1, Exhibit No. 10.46)

10.46a*	Extension Agreement, dated October 14, 2002, among AA & L Associates, L.P., and the Company, with respect to Store No. 53. (2003 Form 10-K, Exhibit No. 10.46a)

10.47*	Lease, dated July 1, 1982, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and assigned by August, August and Lane Co-venture to AA & L Associates, L.P., effective January 2, 1996, with respect to Store No. 54. (Form S-1, Exhibit No. 10.47)

10.47a*	Modification Agreement, effective January 1988, among Charles J. August, Burton S. August and Sheldon A. Lane, and the Company, with respect to Store No. 54. (1999 Form 10-K, Exhibit No. 10.47a)

10.47b*	Extension Agreement, effective December 19, 2001, between AA & L Associates, L.P. and the Company, with respect to Store No. 54. (2002 Form 10-K, Exhibit No. 10.47b)

10.48*	Lease, effective September 1, 1983, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and Assignment of Lease, dated June 7, 1991, assigning Lease from Charles J. August, Burton S. August and Sheldon A. Lane to AA & L Associates, L.P., with respect to Store No. 55. (Form S-1, Exhibit No. 10.48)

10.48a*	Extension Agreement, dated September 23, 2002, among AA & L Associates, L.P., and the Company, with respect to Store No. 55. (2003 Form 10-K, Exhibit 10.48a)

10.49*	Lease, dated as of July 1, 1984, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and Assignment of Lease, dated June 7, 1991, assigning Lease from Charles J. August, Burton S. August and Sheldon A. Lane to AA & L Associates, L.P., with respect to Store No. 57. (Form S-1, Exhibit No. 10.49)

10.49a*	Modification and Extension Agreement, dated September 15, 1999, between AA & L Associates, L.P. and the Company, with respect to Store No. 57. (2000 Form 10-K, Exhibit No. 10.49a)

10.49b	Extension Agreement, dated December 15, 2003, between AA & L Associates, L.P. and the Company, with respect to Store No. 57.

10.50*	Lease, dated July 1, 1982, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and assigned by August, August and Lane Co-venture to AA & L Associates, L.P., effective January 2, 1996, with respect to Store No. 58. (Form S-1, Exhibit No. 10.50)

10.50a*	Modification and Extension Agreement, dated August 12, 1991, between AA & L Associates, L.P. and the Company, with respect to Store No. 60. (1992 Form 10-K, Exhibit No. 10.51)

Exhibit No.	Document
10.51*	Modification and Extension Agreement, dated November 28, 2001, between AA & L Associates, L.P. and the Company, with respect to Store No. 58. (2002 Form 10-K, Exhibit No. 10.51)

10.51a*	Extension Agreement, effective December 19, 2001, between AA & L Associates, L.P. and the Company, with respect to Store No. 58. (2002 Form 10-K, Exhibit No. 10.51a)

10.52*	Lease, signed October 22, 1986, between the Company and Conifer Johnstown Associates, with respect to Store No. 63. (Form S-1, Exhibit No. 10.52)

10.52a*	Lease Addendum, effective February 18, 1996, between Conifer Johnstown Associates and the Company, with respect to Store No. 63. (1999 Form 10-K, Exhibit No. 10.52a)

10.54*	Lease, dated January 25, 1988, between the Company and Conifer Northeast Associates, with Letter Agreement, dated February 3, 1988, amending Lease; and Amendment Agreement, dated January 6, 1989, with respect to Store No. 107. (Form S-1, Exhibit No. 10.54)

10.54a*	Lease Addendum, effective February 18, 1996, between Conifer Northeast Associates and the Company, with respect to Store No. 107. (1999 Form 10-K, Exhibit No. 10.54a)

10.55*	Lease, dated March 16, 1988, between the Company and Conifer Northeast Associates, with Letter Agreement, dated February 3, 1988, amending Lease; and Amendment Agreement, dated January 6, 1989, with respect to Store No. 109. (Form S-1, Exhibit No. 10.55)

10.55a*	Lease Addendum, effective February 18, 1996, between Conifer Northeast Associates and the Company, with respect to Store No. 109. (1999 Form 10-K, Exhibit No. 10.55a)

10.56*	Lease, dated February 11, 1988, between the Company and Conifer Northeast Associates, with Letter Agreement, dated February 3, 1988, amending Lease; and Amendment Agreement, dated January 6, 1989, and Non-Disturbance and Attornment Agreement, dated February 11, 1988, between the Company and Central Trust Company, with respect to Store No. 114. (Form S-1, Exhibit No. 10.56)

10.56a*	Lease Addendum, effective February 18, 1996, between Conifer Northeast Associates and the Company, with respect to Store No. 114. (1999 Form 10-K, Exhibit No. 10.56a)

10.57*	Purchase Agreement, dated December 1, 1987, between the Company and Conifer Northeast Associates, with Lease, dated February 25, 1988, between the Company and Conifer Northeast Associates, with Letter Agreement, dated February 3, 1988, amending Lease; and Amendment Agreement, dated January 6, 1989; and Non-Disturbance and Attornment Agreement, dated February 25, 1988, between the Company and Central Trust Company, with respect to Store No. 116. (Form S-1, Exhibit No. 10.57)

10.57a*	Lease Addendum, effective February 18, 1996, between Conifer Northeast Associates and the Company, with respect to Store No. 116. (1999 Form 10-K, Exhibit No. 10.57a)

10.58*	Lease, dated May 12, 1989, between the Company and Conifer Penfield Associates (as successor to Conifer Development, Inc.), with respect to Store No. 132. (Form S-1, Exhibit No. 10.58)

10.58a*	Amendment Agreement, dated June 30, 1993, between Conifer Penfield Associates, L.P. and the Company, with respect to Store No. 132. (1999 Form 10-K, Exhibit No. 10.58a)

Exhibit No.	Document
10.59*	Modification and Extension Agreement, dated November 1, 1993, between AA & L Associates, L.P. and the Company, with respect to Store Nos. 1, 23, 25, 27, 28, 29, 35, 53, 57 and 60. (1994 Form 10-K, Exhibit No. 10.57)

10.62*	Mortgage Agreement, dated September 28, 1994, between the Company and the City of Rochester, New York. (1995 Form 10-K, Exhibit No. 10.60)

10.63*	Lease Agreement, dated October 11, 1994, between the Company and the City of Rochester, New York. (1995 Form 10-K, Exhibit No. 10.61)

10.64*	Mortgage Notes, Collateral Security Mortgage and Security Agreement, Indemnification Agreement and Guarantee, dated September 22, 1995, between Monro Service Corporation, County of Monroe Industrial Development Agency, the Company and The Chase Manhattan Bank, N.A. (September 1995 Form 10-Q, Exhibit No. 10.02)

10.66*	Amendment to Lease Agreement, dated September 19, 1995, between the Company and the County of Monroe Industrial Development Agency. (September 1995 Form 10-Q, Exhibit No. 10.00)

10.68*	Amended and Restated Employement Agreement dated May 15, 2003, between the Company and Catherine D’Amico. (2003 Form 10-K, Exhibit No. 10.68)**

10.70*	Purchase Agreement between Walker Manufacturing Company, a division of Tenneco Automotive, and the Company, dated as of June 29, 1999. (2000 Form 10-K, Exhibit No. 10.70)

10.71*	Asset Purchase Agreement by and among Speedy Muffler King Inc., Bloor Automotive Inc., Speedy Car-X Inc., Speedy (U.S.A.) Inc., Speedy Holding Corp. and the Company, dated as of April 13, 1998. (April 1998 Form 8-K, Exhibit No. 10.1)

10.71a*	Amendment No. 2 to the Asset Purchase Agreement by and among Speedy Muffler King Inc., Bloor Automotive Inc., Speedy Car-X Inc., Speedy (U.S.A.) Inc., Speedy Holding Corp. and the Company, dated August 31, 1998. (September 1998 Form 8-K, Exhibit No. 10.1)

10.72*	Form of Agreement – “Purchase Agreement and Escrow Instructions” between Realty Income Corporation – buyer and the Company – seller, dated November 12, 1997. (1998 Form 10-K, Exhibit No. 10.70)

10.73*	“Purchase Agreement and Escrow Instructions” between Realty Income Corporation – buyer and the Company – seller, dated March 31, 1999. (1999 Form 10-K, Exhibit No. 10.73)

10.73a*	Amendment to “Purchase Agreement and Escrow Instructions” between Realty Income Corporation – buyer and the Company – seller, dated May 6, 1999, with respect to Store Nos. 372 and 368. (1999 Form 10-K, Exhibit No. 10.73a)

10.74*	“Minimum Purchase and Preferred Supplier Agreement” between Honeywell International Inc., on behalf of its Friction Materials business and Monro Service Corporation, dated January 13, 2000. (2000 Form 10-K, Exhibit No. 10.74)

Exhibit No.	Document
10.74a*	“Agreement Extension Amendment” between Honeywell International Inc. on behalf of its Friction Materials business and Monro Service Corporation, effective July 1, 2001. (2002 Form 10-K, Exhibit No. 10.74a)

10.75*	Supply Agreement between Monro Muffler Brake, Inc. and The Valvoline Company, a division of Ashland Inc., effective November 1, 2002. (December 2002 Form 10-Q, Exhibit No. 10.79)

10.75a*	Automotive Filter Sales Agreement between Monro Muffler Brake, Inc. and The Valovine Company, a division of Ashland Inc., dated November 1, 2002. (December 2002 Form 10-Q, Exhibit No. 10.80)

10.76*	“Tenneco Automotive Ride Control Products Supply Agreement” between Tenneco Automotive Operating Company Inc. and Monro Service Corporation, effective July 1, 2001. (2002 Form 10-K, Exhibit No. 10.76)

10.77*	Management Incentive Compensation Plan, effective as of June 1, 2002. (2002 Form 10-K, Exhibit No. 10.77)**

10.78*	Merchandising Agreement between Monro Muffler Brake, Inc. and Morse Automotive Corporation, dated September 1, 2002. (September 2002 Form 10-Q, Exhibit No. 10.78)

10.79	Agreement, dated January 1, 1998, between F&J Properties, Inc. and Mr. Tire, Inc., effective January 1, 1998, with respect to Store No. 750.

10.79a	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 750.

10.79b	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by F&J Properties, Inc., with respect to Store No. 750.

10.80	Agreement, dated January 1, 1997, between The Three Marquees and Mr. Tire, Inc., with respect to Store No. 753.

10.80a	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 753.

10.80b	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by The Three Marquees, with respect to Store No. 753.

10.81	Agreement, dated April 1, 1998, between 425 Manchester Road, LLC and Mr. Tire, Inc., with respect to Store No. 754.

10.81a	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 754.

10.81b	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by 425 Manchester Road, LLC, with respect to Store No. 754.

10.82	Agreement, dated January 1, 1997, between The Three Marquees and Mr. Tire, Inc., with respect to Store No. 756.

10.82a	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 756.

Exhibit No.	Document
10.82b	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by The Three Marquees, with respect to Store No. 756.

10.83	Agreement, dated January 1, 1997, between The Three Marquees and Mr. Tire, Inc., with respect to Store No. 758.

10.83a	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 758.

10.83b	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by The Three Marquees, with respect to Store No. 758.

10.84	Agreement, dated September 2, 1999, between LPR Associates and Mr. Tire, Inc., with respect to Store No. 765.

10.84a	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 765.

10.84b	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by LPR Associates, with respect to Store No. 765.

10.85	Monro Muffler Brake, Inc. Warrant to Purchase Common Stock, dated March 1, 2004, between the Company and Atlantic Automotive Corp.

21.01	Subsidiaries of the Company.

23.01	Consent of PricewaterhouseCoopers LLP.

24.01	Powers of Attorney.

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) hereof.

*	An asterisk “*” following an exhibit number indicates that the exhibit is incorporated herein by reference to an exhibit to one of the following documents: (1) the Company’s Registration Statement on Form S-1 (Registration No. 33-41290), filed with the Securities and Exchange Commission on June 19, 1991 (“Form S-1”); (2) Amendment No. 1 thereto, filed July 22, 1991 (“Amendment No. 1”); (3) the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1992 (“1992 Form 10-K”); (4) the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on December 24, 1992 (“December 1992 Form S-8”); (5) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1993 (“September 1993 Form 10-Q”); (6) the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994 (“1994 Form 10-K”); (7) the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995 (“1995 Form 10-K”); (8) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995 (“September 1995 Form 10-Q”); (9) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 (“September 1996 Form 10-Q”); (10) the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997 (“1997 Form 10-K”); (11) the Company’s Current Report on Form 8-K filed on April 28, 1998 (“April 1998 Form 8-K”); (12) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1998 (“December 1998 Form 10-Q”); (13) the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (“1998 Form 10-K”); (14) the Company’s Current Report on Form 8-K filed on September 23, 1998 (“September 1998

Form 8-K”); (15) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998 (“September 1998 Form 10-Q”); (16) the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999 (“1999 Form 10-K”); (17) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999 (“September 1999 Form 10-Q”); (18) the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000 (“2000 Form 10-K”); (19) the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on April 7, 2000 (“April 2000 Form S-8”); (20) the Company’s Registration Statements on Forms S-8, filed with the Securities and Exchange Commission on March 22, 2001 (each a “March 2001 Form S-8”); (21) the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on June 26, 2001 (“June 2001 Form S-8”); (22) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001 (“June 2001 Form 10-Q”); (23) the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2002 (“2002 Form 10-K”), (24) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2002 (“September 2002 Form 10-Q”); (25) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2002 (“December 2002 Form 10-Q”); (26) the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2003 (“2003 Form 10-K”); (27) the Company’s Current Report on Form 8-K/A, filed on August 12, 2003 to amend and restate the Current Report on Form 8-K, filed July 14, 2003 (“August 2003 Form 8-K/A”) or (28) the Company’s Current Report on Form 8-K filed on March 12, 2004 (“March 2004 Form 8-K”). The appropriate document and exhibit number are indicated in parentheses.

