Form 10-Q
period 2004-06-26
MONRO MUFFLER BRAKE INC
filed 2004-08-05
CIK 876427

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 26, 2004.

OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                                        to

Commission File No. 0-19357

MONRO MUFFLER BRAKE, INC.

(Exact name of registrant as specified in its charter)

New York	16-0838627

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification #)

200 Holleder Parkway, Rochester, New York	14615

(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code	585-647-6400

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

Yes            [X]          No         [   ]

As of July 24, 2004, 13,422,994 shares of the Registrant’s Common Stock, par value $ .01 per share, were outstanding.

MONRO MUFFLER BRAKE, INC.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 26,	March 27,
	2004	2004
	(Dollars in thousands)
Assets
Current assets:
Cash and equivalents	$2,953	$1,533
Trade receivables	2,466	1,975
Inventories	55,479	54,050
Deferred income tax asset	1,952	2,811
Other current assets	9,471	10,373

Total current assets	72,321	70,742

Property, plant and equipment	263,479	259,641
Less – Accumulated depreciation and amortization	(103,016)	(99,925)

Net property, plant and equipment	160,463	159,716
Goodwill	26,997	26,240
Intangible assets and other noncurrent assets	5,841	6,092

Total assets	$265,622	$262,790

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$578	$578
Trade payables	21,582	16,704
Federal and state income taxes payable	4,391	1,045
Accrued payroll, payroll taxes and other payroll benefits	8,030	8,963
Accrued insurance	3,538	3,072
Other current liabilities	12,115	12,216

Total current liabilities	50,234	42,578
Long-term debt	55,407	68,763
Other long-term liabilities	3,984	3,791
Deferred income tax liability	4,507	3,859

Total liabilities	114,132	118,991

Commitments
Shareholders’ equity:
Class C Convertible Preferred Stock, $1.50 par value, $.144 conversion value, 150,000 shares authorized; 65,000 shares issued and outstanding	97	97
Common Stock, $.01 par value, 20,000,000 shares authorized; 13,388,465 and 13,315,253 shares issued and outstanding at June 26, 2004 and March 27, 2004, respectively	134	133
Treasury Stock, 325,200 shares at June 26, 2004 and March 27, 2004, at cost	(1,831)	(1,831)
Additional paid-in capital	44,748	44,057
Accumulated other comprehensive income	(388)	(413)
Retained earnings	108,730	101,756

Total shareholders’ equity	151,490	143,799

Total liabilities and shareholders’ equity	$265,622	$262,790

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Quarter Ended Fiscal June
	2004	2003
	(Dollars in thousands,
	except per share data)
Sales	$87,347	$73,643
Cost of sales, including distribution and occupancy costs	50,083	41,408

Gross profit	37,264	32,235
Operating, selling, general and administrative expenses	25,283	22,051

Operating income	11,981	10,184
Interest expense, net of interest income for the quarter of $11 in 2004 and $13 in 2003	585	593
Other expense, net	147	44

Income before provision for income taxes	11,249	9,547
Provision for income taxes	4,275	3,628

Net income	$6,974	$5,919

Earnings per share:
Basic	$.54	$.46

Diluted	$.48	$.41

Weighted average number of common shares outstanding used in computing earnings per share
Basic	13,007	12,890

Diluted	14,520	14,381

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

(Dollars in Thousands)

					Accumulated
				Additional	Other
	Preferred	Common	Treasury	Paid-in	Comprehensive	Retained
	Stock	Stock	Stock	Capital	Income	Earnings	Total
Balance at March 27, 2004	$97	$133	$(1,831)	$44,057	$(413)	$101,756	$143,799
Net income						6,974	6,974
Other comprehensive income:
SFAS No. 133 adjustment for the three months ended June 26, 2004					25		25

Total comprehensive income							6,999
Exercise of stock options		1		691			692

Balance at June 26, 2004	$97	$134	$(1,831)	$44,748	$(388)	$108,730	$151,490

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Quarter Ended Fiscal June
	2004	2003
	(Dollars in thousands)
	Increase (Decrease) in Cash
Cash flows from operating activities:
Net income	$6,974	$5,919

Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	3,745	3,109
Net change in deferred income taxes	1,492	1
(Gain) loss on disposal of property, plant and equipment	(26)	22
Change in assets and liabilities, net of effects from acquisitions:
Increase in trade receivables	(491)	(318)
Increase in inventories	(1,274)	(1,805)
Decrease (increase) in other current assets	949	(254)
(Increase) decrease in intangible assets and other noncurrent assets	(1,034)	114
Increase in trade payables	4,878	2,447
Decrease in accrued expenses	(571)	(1,722)
Increase in federal and state income taxes payable	3,346	3,040
Increase in other long-term liabilities	374	706

Total adjustments	11,388	5,340

Net cash provided by operating activities	18,362	11,259

Cash flows from investing activities:
Capital expenditures	(4,391)	(2,987)
Payment for purchase of Brazos Automotive Properties, L.P.		(935)
Proceeds from the disposal of property, plant and equipment	113	144

Net cash used for investing activities	(4,278)	(3,778)

Cash flows from financing activities:
Proceeds from borrowings	33,100	32,100
Principal payments on long-term debt and capital lease obligations	(46,456)	(40,179)
Exercise of stock options	692	920

Net cash used for financing activities	(12,664)	(7,159)

Increase in cash	1,420	322
Cash at beginning of period	1,533	69

Cash at end of period	$2,953	$391

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Condensed Consolidated Financial Statements

     The consolidated balance sheet as of June 26, 2004, the consolidated statements of income for the quarters ended June 26, 2004 and June 28, 2003, the consolidated statements of cash flows for the quarters ended June 26, 2004 and June 28, 2003 and the consolidated statement of changes in shareholders’ equity for the interim period ended June 26, 2004, include Monro Muffler Brake, Inc. and its wholly owned subsidiaries (the “Company”). These unaudited condensed consolidated financial statements have been prepared by the Company and are subject to year-end adjustments. In the opinion of management, all known adjustments (consisting of normal recurring accruals or adjustments) have been made to present fairly the financial position, results of operations and cash flows for the unaudited periods presented.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 27, 2004. The results of operations for the interim periods being reported on herein are not necessarily indicative of the operating results for the full year.

     The Company reports its results on a 52/53 week fiscal year with the fiscal year ending on the last Saturday in March of each year. The following are the dates represented by each fiscal period reported in these condensed financial statements:

“Quarter Ended Fiscal June 2004”:	March 28, 2004 – June 26, 2004 (13 weeks)

“Quarter Ended Fiscal June 2003”:	March 30, 2003 – June 28, 2003 (13 weeks)

     Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current year’s presentation.

Note 2 – Acquisition of Mr. Tire

     Effective March 1, 2004, the Company acquired 36 tire and automotive repair locations in the Baltimore, Maryland and Arlington, Virginia areas from Mr. Tire, Inc. (the “Seller”) and its sole shareholder, Atlantic Automotive Corp. (the “Mr. Tire Acquisition”). The acquired locations include 26 leased retail stores and 10 kiosks which operate in Atlantic automotive dealerships. The Company purchased certain of Seller’s assets, including inventory, fixed assets and intellectual property and assumed certain of Seller’s liabilities, including Seller’s obligations pursuant to the real property leases for each of the 26 retail store locations, certain warranty obligations outstanding to customers and certain other liabilities. The purchase price amounted to approximately $29 million and will be adjusted post-closing to reflect final counts of inventory and fixed assets and the completion of the Company’s purchase accounting procedures.

Note 3 – Buyout of Synthetic Lease Properties

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

     In the quarter ended June 26, 2004, payments on the debt are reported as interest expense. In the quarter ended June 28, 2003, prior to the Lease Buyout, these payments were reported as rent expense. Rent expense recorded in the quarter ended June 28, 2003 related to the synthetic lease debt was $.6 million. In the quarter ended June 26, 2004 interest expense related to the Lease Buyout properties was $.2 million and depreciation expense was approximately $.1 million.

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Derivative Financial Instruments

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

     The notional amount of derivative financial instruments, which consisted solely of an interest rate swap used to minimize the risk and/or costs associated with changes in interest rates, was approximately $1.6 million at June 26, 2004. This swap matures in October 2005. This swap contract requires the Company to pay a fixed-rate of interest of 7.15% plus a spread of 80 basis points, and receive variable rates of interest based on the 30-day LIBOR rate.

     At June 26, 2004, the fair value of this contract, net of tax, is recorded as a component of accumulated other comprehensive income in the consolidated Statement of Changes in Shareholders’ Equity.

Note 5 – Vendor Rebates and Cooperative Advertising Credits

     In accordance with Emerging Issues Task Force (EITF) 02-16 of the Financial Accounting Standards Board, for vendor agreements entered into or modified after December 31, 2002, the Company accounts for vendor rebates and cooperative advertising credits as a reduction of the cost of products purchased, except where the rebate or credit is a reimbursement of costs incurred to sell the vendor’s product, in which case it is offset against the costs incurred. Vendor rebates and credits associated with vendor agreements entered into prior to December 31, 2002 are recognized as cooperative advertising income as earned and are classified as a reduction of selling, general and administrative expenses.

Note 6 – Earnings Per Share

     The computation of diluted earnings per share for the three months ended fiscal June 2004 excludes the effect of assumed exercise of 9,000 outstanding stock options as the exercise prices of these options exceeded the average market price of the Company’s common stock for that period. No stock options outstanding were excluded from the computation of diluted earnings per share for the quarter ended fiscal June 2003.

Note 7 – Stock-based Compensation

     The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25”, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Company’s policy generally is to grant stock options at fair market value at the date of grant.

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

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quarter Ended Fiscal June
	2004	2003
	(Dollars in thousands,
	except per share data)
Net income, as reported	$6,974	$5,919
Add: Total stock-based employee compensation Expense recorded in accordance with APB 25, Net of tax effect	—	—
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(134)	(150)

Pro forma net income	$6,840	$5,769

Earnings per share:
Basic-as reported	$.54	$.46

Basic-pro forma	$.53	$.45

Diluted-as reported	$.48	$.41

Diluted-pro forma	$.47	$.41

     The fair values of the options granted were estimated on the date of their grant using the Black-Scholes option-pricing model.

Note 8 – Supplemental Disclosure of Cash Flow Information

     The following transactions represent noncash investing and financing activities during the periods indicated:

QUARTER ENDED JUNE 26, 2004:

     In connection with the sale or disposal of assets, the Company reduced fixed assets by $181,000 and decreased other current liabilities by $181,000.

     In connection with recording the value of the Company’s swap contracts, other comprehensive income increased by $25,000, other long-term liabilities decreased by $40,000 and the deferred income tax liability was increased by $15,000.

QUARTER ENDED JUNE 28, 2003:

     In connection with recording the value of the Company’s swap contracts, other comprehensive income increased by $210,000, other current liabilities decreased by $334,000, other long-term liabilities decreased by $5,000 and the deferred income tax liability was increased by $129,000.

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In connection with the purchase of Brazos Automotive Properties, L.P. in June 2003 (see Note 3), the Company paid $935,000 as follows:

Fair value of assets purchased	$27,494,000
Long-term debt assumed	26,559,000

Cash paid, net of expenses	$935,000

CASH PAID DURING THE PERIOD:

	Quarter Ended Fiscal June
	2004	2003
Interest, net	$600,000	$374,000
Income taxes	298,000	589,000

Note 9 – Stock Split

     On September 16, 2003, the Company’s Board of Directors declared a three-for-two stock split to be effected in the form of a 50% stock dividend. The stock split was distributed on October 31, 2003 to shareholders of record as of October 21, 2003. All basic and diluted earnings per share, average shares outstanding information and all applicable footnotes have been adjusted to reflect the aforementioned stock split.

MONRO MUFFLER BRAKE, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The statements contained in this Form 10-Q that are not historical facts, including (without limitation) statements made in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain statements of future expectations and other forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed. These factors include, but are not necessarily limited to, product demand, dependence on and competition within the primary markets in which the Company’s stores are located, the need for and costs associated with store renovations and other capital expenditures, the effect of economic conditions, the impact of competitive services and pricing, product development, parts supply restraints or difficulties, industry regulation, risks relating to leverage and debt service (including sensitivity to fluctuations in interest rates), continued availability of capital resources and financing, risks relating to integration of acquired businesses and other factors set forth or incorporated elsewhere herein and in the Company’s other Securities and Exchange Commission filings. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

     The following table sets forth income statement data of Monro Muffler Brake, Inc. (“Monro” or the “Company”) expressed as a percentage of sales for the fiscal periods indicated.

	Quarter Ended Fiscal June
	2004	2003
Sales	100.0%	100.0%
Cost of sales, including distribution and occupancy costs	57.3	56.2

Gross profit	42.7	43.8
Operating, selling, general and administrative expenses	28.9	29.9

Operating income	13.8	13.9
Interest expense - net	.7	.8
Other expense	.2	.1

Income before provision for income taxes	12.9	13.0
Provision for income taxes	4.9	4.9

Net income	8.0%	8.1%

First Quarter Ended June 26, 2004 Compared To First Quarter Ended June 28, 2003

     Sales were $87.3 million for the quarter ended June 26, 2004 as compared with $73.6 million in the quarter ended June 28, 2003. The sales increase of $13.7 million, or 18.6%, was due to an increase of $13.6 million related to new stores, of which the Mr. Tire stores accounted for $12.3 million. Comparable store sales increased .9%.

     At June 26, 2004 the Company had 597 company-operated stores and 10 kiosk locations compared with 561 stores at June 28, 2003. During the quarter ended June 26, 2004, the Company opened three stores and closed one.

     Gross profit for the quarter ended June 26, 2004 was $37.3 million or 42.7% of sales as compared with $32.2 million or 43.8% of sales for the quarter ended June 28, 2003. The decrease in gross profit for the quarter ended June 26, 2004, as a percentage of sales, is due to an increase in total material costs caused by a shift in mix to the maintenance and tire categories which have higher material costs than brakes and exhaust. Specifically, within the maintenance service category, increases in oil costs caused some deterioration in margin. Technician labor, as a percent of sales, decreased as a percentage of sales between the two quarters, also due to the increase in tire sales as a percent of total sales.

     Occupancy costs are also included in the Company’s cost of sales line, and as a percent of sales, they decreased as compared to the same quarter of last year. With positive comparable store sales, the Company was able to leverage those costs. Additionally, the first quarter of last year, fiscal 2004, represented the final quarter where the Company recorded rent for stores under the synthetic lease, amounting to approximately $.6 million of expense. As discussed in Note 3, as a result of the synthetic Lease Buyout, the Company reflected the related assets and debt on its balance sheet at the end of June 2003. Therefore, rent is no longer recorded, and instead, the Company records interest and depreciation on the properties. The occupancy expense associated with these stores in the first quarter of fiscal 2005 amounted to approximately $.1 million of depreciation, recorded in occupancy costs as part of cost of sales, and $.2 million of interest recorded as interest expense.

     Operating, selling, general and administrative (“SG&A”) expenses for the quarter ended June 26, 2004 increased by $3.2 million to $25.3 million from the quarter ended June 28, 2003, and were 28.9% of sales as compared to 29.9% in the prior year quarter.

     The decrease in SG&A expense as a percentage of sales is due, in part, to a planned reduction in advertising expense as the Company shifted dollars from more expensive radio, newspaper and electronic advertising to the more efficient and cost-effective direct mail marketing. The Company also obtained leverage in field support and corporate overhead expenses with the increase in comparable store sales, and elimination of redundant positions in the Mr. Tire organization.

     Operating income for the quarter ended June 26, 2004 of approximately $12.0 million increased 17.7% as compared to operating income for the quarter ended June 28, 2003, and decreased as a percentage of sales from 13.9% to 13.8% for the same periods.

     Net interest expense for the quarter ended June 26, 2004 was flat as compared to the same period in the prior year, and decreased from .8% to .7% as a percentage of sales for the same periods. The weighted average debt outstanding for the quarter ended June 26, 2004 increased by approximately $27.1 million, due primarily to the additional debt incurred in the Mr. Tire Acquisition. This increase was offset by a decrease in the weighted average interest rate for the current year quarter of approximately 300 basis points as compared to the prior year.

     The effective tax rate for the quarters ended June 26, 2004 and June 28, 2003 was 38% of pre-tax income.

     Net income for the quarter ended June 26, 2004 of $7.0 million increased 17.8% from net income for the quarter ended June 28, 2003. Earnings per share on a diluted basis for the quarter ended June 26, 2004 increased 17.1%.

     Interim Period Reporting

     The data included in this report are unaudited and are subject to year-end adjustments; however, in the opinion of management, all known adjustments (which consist only of normal recurring adjustments) have been made to present fairly the Company’s operating results and financial position for the unaudited periods. The results for interim periods are not necessarily indicative of results to be expected for the fiscal year.

Capital Resources and Liquidity

     Capital Resources

     The Company’s primary capital requirements in fiscal 2005 are the upgrading of facilities and systems in existing stores and the funding of its store expansion program, including potential acquisitions of existing store chains. For the three months ended June 26, 2004, the Company spent $4.4 million principally for equipment. Funds were provided primarily by cash flow from operations. Management believes that the Company has sufficient resources available (including cash and equivalents, net cash flow from operations and bank financing) to expand its business as currently planned for the next several years.

     Liquidity

     In March 2003, the Company renewed its credit facility agreement. The amended financing arrangement consists of an $83.4 million Revolving Credit facility (of which approximately $24.1 million was outstanding at June 26, 2004), and synthetic lease financing totaling $26.6 million (all of which was outstanding at June 26, 2004).

     The Revolving Credit portion of the facility has a three-year term expiring in September 2006. On June 27, 2003, the Company purchased the entity holding title to the properties and debt under the synthetic lease and, accordingly, consolidated both the assets and debt related to such lease on its balance sheet at that date. In accordance with the Company’s credit facility agreement, the synthetic lease was converted to a three year, non-amortizing revolving credit loan, also expiring in September 2006.

     The loans bear interest at the prime rate or other LIBOR-based rate options tied to the Company’s financial performance. Interest only is payable monthly on the Revolving Credit and credit loan throughout the term. The Company must also pay a facility fee on the unused portion of the commitment.

     The credit facility is secured by most of the Company’s assets, with certain permissible exceptions.

     The Company has financed its office/warehouse facility via a 10 year mortgage with a current balance of $1.6 million, amortizable over 20 years, and a mortgage note payable of $.7 million due in a balloon payment in 2015. In addition, the Company has financed certain store properties and equipment with capital leases, which amount to $2.9 million and are due in installments through 2018.

     Certain of the Company’s long-term debt agreements require, among other things, the maintenance of specified interest and rent coverage ratios and amounts of tangible net worth. They also contain restrictions on cash dividend payments. At June 26, 2004, the Company is in compliance with the applicable debt covenants.

     The Company enters into interest rate hedge agreements which involve the exchange of fixed and floating rate interest payments periodically over the life of the agreement without the exchange of the underlying principal amounts. The differential to be paid or received is accrued as interest rates change and is recognized over the life of the agreements as an adjustment to interest expense.

Recent accounting pronouncements

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51”, which requires all variable interest entities (VIEs) to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the variable interest entity. In addition, the Interpretation expands disclosure requirements for both VIEs that are consolidated as well as VIEs from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. See Note 3 regarding the Company’s fiscal 2004 buyout of the properties under its synthetic lease arrangement.

     In March 2004, the FASB issued a proposed SFAS - “Share-based Payment: an Amendment of FASB Statements No. 123 and 95.” The proposed standard would require companies to expense share-based payments to employees, including stock options, based on the fair value of the award at the grant date. The proposed statement would eliminate the intrinsic value method of accounting for stock options permitted by APB No. 25, “Accounting for Stock Issued to Employees,” which we currently follow. We will and assess the impact, if any, on our consolidated financial statements of any final standard.

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

11 - Statement of Computation of Per Share Earnings.

31.1 - Certification of Robert G. Gross pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 - Certification of Catherine D’Amico pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 - Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K

Form 8-K dated April 20, 2004 to furnish the Company’s press release announcing its business update for fiscal 2004 and its financial outlook for fiscal 2005. An exhibit containing the Company’s press release was attached.

Form 8-K dated May 21, 2004 to furnish the Company’s press release announcing its unaudited operating results for the fourth quarter and year ended March 27, 2004 . An exhibit containing the Company’s press release was attached.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONRO MUFFLER BRAKE, INC.
DATE: August 5, 2004	By	/s/ Robert G. Gross
Robert G. Gross
President and Chief Executive Officer

DATE: August 5, 2004	By	/s/ Catherine D’Amico
Catherine D’Amico
Executive Vice President-Finance, Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Page No.
11	Statement of computation of per share earnings	18

31.1	Certification of Robert G. Gross pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	19

31.2	Certification of Catherine D’Amico pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	20

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	21