Form 10-Q
period 2004-09-25
MONRO MUFFLER BRAKE INC
filed 2004-11-04
CIK 876427

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2004.

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

Yes [ X ]                      No [    ]

As of October 22, 2004, 13,442,863 shares of the Registrant’s Common Stock, par value $ .01 per share, were outstanding.

MONRO MUFFLER BRAKE, INC.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	September 25,	March 27,
	2004	2004
	(Dollars in thousands)
Assets
Current assets:
Cash and equivalents	$2,986	$1,533
Trade receivables	2,307	1,975
Inventories	56,790	54,050
Deferred income tax asset	2,213	2,811
Other current assets	12,142	10,373

Total current assets	76,438	70,742

Property, plant and equipment	266,486	259,641
Less – Accumulated depreciation and amortization	(105,203)	(99,925)

Net property, plant and equipment	161,283	159,716
Goodwill	27,357	26,240
Intangible assets and other noncurrent assets	5,582	6,092

Total assets	$270,660	$262,790

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$578	$578
Trade payables	21,610	16,704
Federal and state income taxes payable	3,076	1,045
Accrued payroll, payroll taxes and other payroll benefits	8,418	8,963
Accrued insurance	3,337	3,072
Other current liabilities	12,298	12,216

Total current liabilities	49,317	42,578
Long-term debt	53,100	68,763
Other long-term liabilities	3,970	3,791
Deferred income tax liability	5,671	3,859

Total liabilities	112,058	118,991

Commitments
Shareholders’ equity:
Class C Convertible Preferred Stock, $1.50 par value, $.144 conversion value, 150,000 shares authorized; 65,000 shares issued and outstanding	97	97
Common Stock, $.01 par value, 20,000,000 shares authorized; 13,439,913 and 13,315,253 shares issued and outstanding at September 25, 2004 and March 27, 2004, respectively	134	133
Treasury Stock, 325,200 shares at September 25, 2004 and March 27, 2004, at cost	(1,831)	(1,831)
Additional paid-in capital	45,198	44,057
Accumulated other comprehensive income	(398)	(413)
Retained earnings	115,402	101,756

Total shareholders’ equity	158,602	143,799

Total liabilities and shareholders’ equity	$270,660	$262,790

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Quarter Ended		Six Months Ended
	Fiscal September		Fiscal September
	2004	2003	2004	2003
	(Dollars in thousands, except per share data)
Sales	$88,421	$74,107	$175,768	$147,750
Cost of sales, including distribution and occupancy costs	51,307	42,653	101,390	84,061

Gross profit	37,114	31,454	74,378	63,689
Operating, selling, general and administrative expenses	25,571	21,095	50,854	43,146

Operating income	11,543	10,359	23,524	20,543
Interest expense, net of interest income for the quarter of $11 in 2004 and $17 in 2003, and year-to-date of $22 in 2004 and $31 in 2003	588	889	1,174	1,482
Other expense (income), net	195	(44)	340

Income before provision for income taxes	10,760	9,514	22,010	19,061
Provision for income taxes	4,089	3,618	8,364	7,246

Net income	$6,671	$5,896	$13,646	$11,815

Earnings per share:
Basic	$.51	$.45	$1.05	$.91

Diluted	$.46	$.40	$.94	$.82

Weighted average number of common shares
Outstanding used in computing earnings per share
Basic	13,103	12,966	13,055	12,928

Diluted	14,515	14,582	14,518	14,492

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

(Dollars in thousands)

					Accumulated
				Additional	Other
	Preferred	Common	Treasury	Paid-in	Comprehensive	Retained
	Stock	Stock	Stock	Capital	Income	Earnings	Total
Balance at March 27, 2004	$97	$133	$(1,831)	$44,057	$(413)	$101,756	$143,799
Net income						13,646	13,646
Other comprehensive income:
SFAS No. 133 adjustment for the six months ended September 25, 2004					15		15

Total comprehensive income							13,661
Exercise of stock options		1		1,141			1,142

Balance at September 25, 2004	$97	$134	$(1,831)	$45,198	$(398)	$115,402	$158,602

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended Fiscal September
	2004	2003
	(Dollars in thousands)
	Increase (Decrease) in Cash
Cash flows from operating activities:
Net income	$13,646	$11,815

Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	7,273	6,543
Net change in deferred income taxes	1,748	131
Loss on disposal of property, plant and equipment	288	360
Change in assets and liabilities, net of effects from acquisitions:
Increase in trade receivables	(332)	(291)
Increase in inventories	(2,585)	(939)
Increase in other current assets	(1,678)	(846)
(Increase) decrease in intangible assets and other noncurrent assets	(699)	315
Increase in trade payables	4,906	1,593
Decrease in accrued expenses	(467)	(2,149)
Increase in federal and state income taxes payable	2,031	2,501
Increase in other long-term liabilities	367	276

Total adjustments	10,852	7,494

Net cash provided by operating activities	24,498	19,309

Cash flows from investing activities:
Capital expenditures	(8,944)	(7,456)
Payment for purchase of Brazos Automotive Properties, L.P.		(935)
Proceeds from the disposal of property, plant and equipment	770	371

Net cash used for investing activities	(8,174)	(8,020)

Cash flows from financing activities:
Proceeds from borrowings	70,800	73,000
Principal payments on long-term debt and capital lease obligations	(86,813)	(84,548)
Exercise of stock options	1,142	1,078

Net cash used for financing activities	(14,871)	(10,470)

Increase in cash	1,453	819
Cash at beginning of period	1,533	69

Cash at end of period	$2,986	$888

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Condensed Consolidated Financial Statements

     The consolidated balance sheet as of September 25, 2004, the consolidated statements of income for the quarters and six months ended September 25, 2004 and September 27, 2003, the consolidated statements of cash flows for the six months ended September 25, 2004 and September 27, 2003 and the consolidated statement of changes in shareholders’ equity for the six months ended September 25, 2004, include Monro Muffler Brake, Inc. and its wholly owned subsidiaries (the “Company”). These unaudited condensed consolidated financial statements have been prepared by the Company and are subject to year-end adjustments. In the opinion of management, all known adjustments (consisting of normal recurring accruals or adjustments) have been made to present fairly the financial position, results of operations and cash flows for the unaudited periods presented.

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

     The Company reports its results on a 52/53 week fiscal year with the fiscal year ending on the last Saturday in March of each year. The following are the dates represented by each fiscal period reported in these condensed financial statements:

“Quarter Ended Fiscal September 2004”:	June 27, 2004 – September 25, 2004 (13 weeks)
“Quarter Ended Fiscal September 2003”:	June 29, 2003 – September 27, 2003 (13 weeks)
“Six Months Ended Fiscal September 2004”:	March 28, 2004 – September 25, 2004 (26 weeks)
“Six Months Ended Fiscal September 2003”:	March 30, 2003 – September 27, 2003 (26 weeks)

     Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current year’s presentation.

Note 2 – Acquisition of Mr. Tire

     Effective March 1, 2004, the Company acquired 36 tire and automotive repair locations in the Baltimore, Maryland and Arlington, Virginia areas from Mr. Tire, Inc. (the “Seller”) and its sole shareholder, Atlantic Automotive Corp. (the “Mr. Tire Acquisition”). The acquired locations include 26 leased retail stores and 10 kiosks which operate in Atlantic automotive dealerships. (Three kiosks have since been closed.) The Company purchased certain of Seller’s assets, including inventory, fixed assets and intellectual property and assumed certain of Seller’s liabilities, including Seller’s obligations pursuant to the real property leases for each of the 26 retail store locations, certain warranty obligations outstanding to customers and certain other liabilities. The purchase price amounted to approximately $29 million and has been adjusted post-closing to reflect final purchase accounting procedures as well as settlement of substantially all purchase price adjustments provided for in the related acquisition agreement.

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

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In fiscal 2005, payments on the debt are reported as interest expense. Depreciation expense is also recorded on these properties. Prior to the Lease Buyout in June 2003, these payments on the debt were reported as rent expense, and no depreciation was recorded.

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

     The notional amount of derivative financial instruments, which consisted solely of an interest rate swap used to minimize the risk and/or costs associated with changes in interest rates, was approximately $1.6 million at September 25, 2004. This swap matures in October 2005. This swap contract requires the Company to pay a fixed-rate of interest of 7.15% plus a spread of 80 basis points, and receive variable rates of interest based on the 30-day LIBOR rate.

     At September 25, 2004, the fair value of this contract, net of tax, is recorded as a component of accumulated other comprehensive income in the consolidated Statement of Changes in Shareholders’ Equity.

Note 5 - Vendor Rebates and Cooperative Advertising Credits

     In accordance with Emerging Issues Task Force (“EITF”) 02-16 of the Financial Accounting Standards Board (“FASB”), for vendor agreements entered into or modified after December 31, 2002, the Company accounts for vendor rebates and cooperative advertising credits as a reduction of the cost of products purchased, except where the rebate or credit is a reimbursement of costs incurred to sell the vendor’s product, in which case it is offset against the costs incurred. Vendor rebates and credits associated with vendor agreements entered into prior to December 31, 2002 are recognized as cooperative advertising income as earned and are classified as a reduction of selling, general and administrative expenses.

Note 6 - Earnings Per Share

     The following is a reconciliation of basic and diluted earnings per common share for the respective quarters:

	Quarter Ended		Six Months Ended
	Fiscal September		Fiscal September
	2004	2003	2004	2003
	(Dollars in thousands, except per share data)
Numerator for earnings per common share calculation:
Net Income	$6,671	$5,896	$13,646	$11,815

Denominator for earnings per common share calculation:
Weighted average common shares, basic	13,103	12,966	13,055	12,928
Effect of dilutive securities:
Preferred Stock	675	675	675	675
Stock options and warrants	737	941	788	889

Weighted average number of common shares, diluted	14,515	14,582	14,518	14,492

Basic Earnings per common share:	$.51	$.45	$1.05	$.91

Diluted Earnings per common share:	$.46	$.40	$.94	$.82

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The computation of diluted earnings per share for the three and six months ended fiscal September 2004 includes all outstanding stock options and warrants to purchase shares of the Company’s common stock and excludes the effect of the assumed exercise of 139,000 and 60,000 outstanding stock options, respectively, and 100,000 warrants for the six months ended September 2004, as the exercise prices of these options and warrants exceeded the average market price of the Company’s common stock for those periods. Outstanding stock options excluded from the computation of diluted earnings per share for the three and six months ended fiscal September 2003 were 31,500 and 37,500, respectively.

Note 7 – Stock-Based Compensation

     The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25”, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Company’s policy generally is to grant stock options at fair market value at the date of grant.

     Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”) established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS 123. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	Quarter Ended		Six Months Ended
	Fiscal September		Fiscal September
	2004	2003	2004	2003
	(Dollars in thousands, except per share data)
Net income, as reported	$6,671	$5,896	$13,646	$11,815
Add: Total stock-based employee compensation expense recorded in accordance with APB 25, net of related tax effect	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(259)	(198)	(393)	(290)

Pro forma net income	$6,412	$5,698	$13,253	$11,525

Earnings per share:
Basic-as reported	$.51	$.45	$1.05	$.91

Basic-pro forma	$.49	$.44	$1.02	$.89

Diluted-as reported	$.46	$.40	$.94	$.82

Diluted-pro forma	$.44	$.40	$.91	$.81

     The fair values of the options granted were estimated on the date of their grant using the Black-Scholes option-pricing model.

Note 8 – Supplemental Disclosure of Cash Flow Information

     The following transactions represent noncash investing and financing activities during the periods indicated:

SIX MONTHS ENDED SEPTEMBER 25, 2004:

     In connection with the sale or disposal of assets, the Company reduced fixed assets by $164,000 and decreased other current liabilities by $164,000.

     In connection with the recording of capital leases, the Company increased fixed assets by $350,000 and increased long-term debt by $350,000.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In connection with recording the value of the Company’s swap contracts, other comprehensive income increased by $15,000, other long-term liabilities decreased by $24,000 and the deferred income tax liability was increased by $9,000.

     During the six months ended September 2004, the Company recorded purchase accounting adjustments for the Mr. Tire acquisition that increased goodwill by $435,000, comprised primarily of adjustments to deferred income tax assets, inventory, property, plant and equipment and other current liabilities.

SIX MONTHS ENDED SEPTEMBER 27, 2003:

     In connection with the sale or disposal of assets, the Company reduced fixed assets by $421,000 and decreased other current liabilities by $421,000.

     In connection with recording the value of the Company’s swap contracts, other comprehensive income increased by $375,000, other current liabilities decreased by $575,000, other long-term liabilities decreased by $30,000 and the deferred income tax liability was increased by $230,000.

     In connection with the purchase of Brazos Automotive Properties, L.P. in June 2003 (see Note 3), the Company paid $935,000 as follows:

Fair value of assets purchased	$27,494,000
Long-term debt assumed	26,559,000

Cash paid, net of expenses	$935,000

CASH PAID DURING THE PERIOD:

	Six Months Ended Fiscal September
	2004	2003
Interest, net	$1,049,000	$1,063,000
Income taxes	5,446,000	4,741,000

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

Note 10 – Subsequent Event

     On October 17, 2004, the Company completed its purchase of five retail tire stores from Donald B. Rice Tire Co., Inc. These stores are located in the Baltimore market and have annualized sales of $6.5 million. The Company purchased all of the operating assets of the five retail stores, including fixed assets and certain inventory, and assumed certain liabilities, including obligations pursuant to the real property leases for each of the retail store locations. The purchase price was approximately $3.6 million.

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

	Quarter Ended		Six Months Ended
	Fiscal September		Fiscal September
	2004	2003	2004	2003
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including distribution and occupancy costs	58.0	57.6	57.7	56.9

Gross profit	42.0	42.4	42.3	43.1
Operating, selling, general and administrative expenses	28.9	28.4	28.9	29.2

Operating income	13.1	14.0	13.4	13.9
Interest expense - net	.7	1.2	.7	1.0
Other expense (income) - net	.2	(.1)	.2	—

Income before provision for income taxes	12.2	12.9	12.5	12.9
Provision for income taxes	4.7	4.9	4.7	4.9

Net income	7.5%	8.0%	7.8%	8.0%

Second Quarter Ended September 25, 2004 Compared To Second Quarter Ended September 27, 2003

     Sales were $88.4 million for the quarter ended September 25, 2004 as compared with $74.1 million in the quarter ended September 27, 2003. The sales increase of $14.3 million, or 19.3%, was due to an increase of $14.2 million related to new stores and a comparable store sales increase of .6%. The acquired Mr. Tire stores contributed $13.0 million. There were 77 selling days in the quarter ended September 25, 2004 as compared to 76 selling days in the quarter ended September 27, 2003.

     Sales for the six months ended September 25, 2004 were $175.8 million as compared to $147.7 million for the comparable period in the prior year. The sales increase of $28.0 million is due to a comparable store sales increase of ..8%, as well as an increase of $27.6 million from new stores, including the acquired Mr. Tire stores which added $25.4 million.

     At September 25, 2004 the Company had 599 company-operated stores and 7 kiosk locations compared with 562 stores at September 27, 2003. During the quarter ended September 25, 2004, the Company opened three stores and closed one store and three kiosks.

     Gross profit for the quarter ended September 25, 2004 was $37.1 million or 42.0% of sales as compared with $31.5 million or 42.4% of sales for the quarter ended September 27, 2003. The decrease in gross profit for the quarter ended September 25, 2004, as a percentage of sales, is due to an increase in total material costs caused by a shift in sales mix to the maintenance and tire categories which have higher material costs than brakes and exhaust. Without Mr. Tire, gross profit for the quarter increased from 42.4% last year to 42.9% this year, partially due to a reduction in material costs as well as through increased leveraging of distribution and occupancy costs which are included in cost of sales.

     The improvement in material costs apart from the Mr. Tire stores was due in large part to a reduction in outside purchases. The Company has added approximately $3.0 million of inventory in fiscal 2005 in a concerted effort to reduce outbuys. This was partially offset by the fact that included in the maintenance category are oil changes which increased approximately 15% on a comparable store basis over the prior year quarter. The Company promoted oil changes to drive traffic during the quarter by slightly lowering the selling price, while experiencing an increase in the cost of oil for the quarter. This had the effect of lowering margin in the maintenance category as compared to the prior year quarter.

     The shift in mix to increased tire sales also reduced margin to some extent. However, price increases in the quarter as well as the recognition of vendor rebates against cost of goods in concert with inventory turns, in accordance with the new accounting rules, more than offset the aforementioned margin pressures and helped to improve margin in the non Mr. Tire stores.

     Technician labor, as a percent of sales, decreased between the two quarters, also due to the increase in tire sales as a percent of total sales.

     Gross profit for the six months ended September 25, 2004 was $74.4 million, or 42.3% of sales, as compared to $63.7 million or 43.1% of sales. Without Mr. Tire, gross profit for the six months increased from 43.1% last year to 43.5% this year, primarily due to improved leveraging of distribution and occupancy costs.

     On a consolidated basis, the shift in sales mix to tires and maintenance services drove up material costs as previously discussed for the quarter.

     Operating, selling, general and administrative (“SG&A”) expenses for the quarter ended September 25, 2004 increased by $4.5 million to $25.6 million from the quarter ended September 27, 2003, and were 28.9% of sales as compared to 28.4% in the prior year quarter. The increase in SG&A expense as a percentage of sales is due primarily to an increase in benefits expense, Sarbanes Oxley costs, Mr. Tire integration costs and lower cooperative advertising credits. Within benefit expense, health insurance costs increased as a percent of sales as compared to the prior year quarter. With regard to cooperative advertising credits, there was a slight decrease in the amount recorded against SG&A cost. In accordance with EITF 02-16, a portion of these credits is now recorded as a reduction of cost of sales.

     Regarding Mr. Tire, the Company successfully installed its point of sale system in the Mr. Tire retail stores, and its merchandising system in Mr. Tire’s warehouse and wholesale center during the quarter ended September 2004. Some of the costs associated with both the system and other integration related activities are not capitalizable, thereby increasing SG&A costs as percent of sales.

     For the six months ended September 25, 2004, SG&A expenses increased by $7.7 million to $50.9 million from the comparable period of the prior year, and were 28.9% of sales as compared to 29.2%. This was primarily due to a planned reduction in advertising expense as the Company shifted dollars from more expensive radio, newspaper and electronic advertising to more efficient and cost-effective direct mail marketing.

     Operating income for the quarter ended September 25, 2004 of approximately $11.5 million increased 11.4% as compared to operating income for the quarter ended September 27, 2003, and decreased as a percentage of sales from 14.0% to 13.1% for the same periods.

     Net interest expense for the quarter ended September 25, 2004 decreased by approximately $.3 million as compared to the same period in the prior year, and decreased from 1.2% to .7% as a percentage of sales for the same periods. The weighted average debt outstanding for the quarter ended September 25, 2004 increased by approximately $1.6 million. Offsetting this, however, was a decrease in the weighted average interest rate for the current year quarter of approximately 250 basis points as compared to the prior year. Net interest expense for the six months ended September 25, 2004 decreased by $.3 million to $1.2 million and decreased with the prior year as a percentage of sales by .3%.

     The effective tax rate for the quarters and six months ended September 25, 2004 and September 27, 2003 was 38.0% of pre-tax income.

     Net income for the quarter ended September 25, 2004 of $6.7 million increased 13.1% from net income for the quarter ended September 27, 2003. Earnings per share on a diluted basis for the quarter ended September 25, 2004 increased 15.0%.

     For the six months ended September 25, 2004, net income of $13.6 million increased 15.5% and diluted earnings per share increased 14.6%.

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

Capital Resources and Liquidity

     Capital Resources

     The Company’s primary capital requirements in fiscal 2005 are the upgrading of facilities and systems in existing stores and the funding of its store expansion program, including potential acquistions of existing store chains. For the six months ended September 25, 2004, the Company spent $9.3 million principally for equipment. Funds were provided primarily by cash flow from operations. Management believes that the Company has sufficient resources available (including cash and equivalents, net cash flow from operations and bank financing) to expand its business as currently planned for the next several years.

     Liquidity

     In March 2003, the Company renewed its credit facility agreement. The amended financing arrangement consists of an $83.4 million Revolving Credit facility (of which approximately $21.6 million was outstanding at September 25, 2004), and a non-amortizing credit loan (formerly synthetic lease financing) totaling $26.6 million (all of which was outstanding at September 25, 2004).

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

     The Company has financed its office/warehouse facility via a 10-year mortgage with a current balance of $1.6 million, amortizable over 20 years, and a mortgage note payable of $.7 million due in a balloon payment in 2015. In addition, the Company has financed certain store properties and equipment with capital leases, which amount to $3.2 million and are due in installments through 2018.

     Certain of the Company’s long-term debt agreements require, among other things, the maintenance of specified interest and rent coverage ratios and amounts of tangible net worth. They also contain restrictions on cash dividend payments. At September 25, 2004, the Company is in compliance with the applicable debt covenants.

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

     In March 2004, the FASB issued a proposed SFAS - “Share-based Payment: an Amendment of FASB Statements No. 123 and 95.” The proposed standard would require companies to expense share-based payments to employees, including stock options, based on the fair value of the award at the grant date. The proposed statement would eliminate the intrinsic value method of accounting for stock options permitted by APB No. 25, “Accounting for Stock Issued to Employees,” which we currently follow. The Company will assess the impact, if any, on our consolidated financial statements of any final standard.

Item 4. Controls and Procedures

     Disclosure controls and procedures

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

MONRO MUFFLER BRAKE, INC.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     The 2004 Annual Meeting of Shareholders of the Company (the “2004 Meeting”) was held on August 10, 2004. At the 2004 Meeting, the Company’s common shareholders elected the Company’s nominees Richard A. Berenson, Donald Glickman, Robert E. Mellor and Lionel B. Spiro to Class 1 of the Board of Directors, to serve until the election and qualification of their respective successors at the 2006 Annual Meeting of Shareholders. Such nominees for director received the following votes:

Name	Votes For	Votes Withheld
Richard A. Berenson	11,851,912	606,097
Donald Glickman	11,670,095	787,914
Robert E. Mellor	11,914,160	543,849
Lionel B. Spiro	11,716,510	741,499

     In addition, Frederick M. Danziger, Robert G. Gross, Peter J. Solomon and Francis R. Strawbridge will continue as Class 2 directors until the election and qualification of their respective successors at the 2005 Annual Meeting of Shareholders.

     Also approved by the following votes were:

(I)	a proposal to ratify the appointment of PricewaterhouseCoopers as the independent public accountants of the Company for the fiscal year ending March 26, 2005 (12,108,838 shares in favor, 304,431 shares against, 44,740 shares abstaining and zero broker non-votes).

     As required under the Company’s Certificate of Incorporation, such election of directors and other matters were confirmed by the holders of all 65,000 outstanding shares of the Company’s Class C Convertible Preferred Stock, par value $1.50 per share, by written consent dated as of August 6, 2004.

MONRO MUFFLER BRAKE, INC.

PART II - OTHER INFORMATION

Item 6. Exhibits

31.1 – Certification of Robert G. Gross pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2 - Certification of Catherine D’Amico pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1 – Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONRO MUFFLER BRAKE, INC.

DATE: November 4, 2004	By	/s/ Robert G. Gross

Robert G. Gross
President and Chief Executive Officer

DATE: November 4, 2004	By	/s/ Catherine D’Amico

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