Form 10-Q
period 2004-12-25
MONRO MUFFLER BRAKE INC
filed 2005-02-03
CIK 876427

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 25, 2004.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                    to

Commission File No. 0-19357

MONRO MUFFLER BRAKE, INC.

(Exact name of registrant as specified in its charter)

New York	16-0838627

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification #)

200 Holleder Parkway, Rochester, New York	14615

(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code	585-647-6400

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

Yes ☑                      No

As of January 22, 2005, 13,449,392 shares of the Registrant’s Common Stock, par value $ .01 per share, were outstanding.

MONRO MUFFLER BRAKE, INC.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	December 25,	March 27,
	2004	2004
	(Dollars in thousands)
Assets
Current assets:
Cash and equivalents	$879	$1,533
Trade receivables	2,176	1,975
Inventories	60,233	54,050
Deferred income tax asset	2,533	2,811
Other current assets	10,213	10,373

Total current assets	76,034	70,742

Property, plant and equipment	270,131	259,641
Less – Accumulated depreciation and amortization	(107,732)	(99,925)

Net property, plant and equipment	162,399	159,716
Goodwill	30,574	26,240
Intangible assets and other noncurrent assets	5,051	6,092

Total assets	$274,058	$262,790

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$578	$578
Trade payables	22,630	16,704
Federal and state income taxes payable	2,869	1,045
Accrued payroll, payroll taxes and other payroll benefits	8,193	8,963
Accrued insurance	3,492	3,072
Other current liabilities	12,471	12,216

Total current liabilities	50,233	42,578

Long-term debt	51,844	68,763
Other long-term liabilities	3,787	3,791
Deferred income tax liability	5,236	3,859

Total liabilities	111,100	118,991

Commitments
Shareholders’ equity:
Class C Convertible Preferred Stock, $1.50 par value, $.144 conversion value, 150,000 shares authorized; 65,000 shares issued and outstanding	97	97
Common Stock, $.01 par value, 20,000,000 shares authorized; 13,447,472 and 13,315,253 shares issued and outstanding at December 25, 2004 and March 27, 2004, respectively	134	133
Treasury Stock, 325,200 shares at December 25, 2004 and March 27, 2004, at cost	(1,831)	(1,831)
Additional paid-in capital	45,870	44,057
Accumulated other comprehensive income	(366)	(413)
Retained earnings	119,054	101,756

Total shareholders’ equity	162,958	143,799

Total liabilities and shareholders’ equity	$274,058	$262,790

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Quarter Ended		Nine Months Ended
	Fiscal December		Fiscal December
	2004	2003	2004	2003
	(Amounts in thousands, except per share data)
Sales	$80,522	$64,549	$256,290	$212,298
Cost of sales, including distribution and occupancy costs	48,659	39,291	150,048	123,351

Gross profit	31,863	25,258	106,242	88,947
Operating, selling, general and administrative expenses	25,371	19,981	76,226	63,127

Operating income	6,492	5,277	30,016	25,820
Interest expense, net of interest income for the quarter of $16 in 2004 and $14 in 2003, and year-to-date of $38 in 2004 and $44 in 2003	638	515	1,812	1,997
Other (income) expense, net	(37)	(123)	303	(123)

Income before provision for income taxes	5,891	4,885	27,901	23,946
Provision for income taxes	2,239	1,854	10,603	9,099

Net income	$3,652	$3,031	$17,298	$14,847

Earnings per share:
Basic	$.28	$.23	$1.32	$1.15

Diluted	$.25	$.21	$1.19	$1.02

Weighted average number of common shares outstanding used in computing earnings per share
Basic	13,120	12,976	13,077	12,944

Diluted	14,554	14,612	14,530	14,537

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)

(Dollars in thousands)

					Accumulated
				Additional	Other
	Preferred	Common	Treasury	Paid-in	Comprehensive	Retained
	Stock	Stock	Stock	Capital	Income	Earnings	Total
Balance at March 27, 2004	$97	$133	$(1,831)	$44,057	$(413)	$101,756	$143,799

Net income						17,298	17,298
Other comprehensive income:
SFAS No. 133 adjustment for the nine months ended December 25, 2004					47		47

Total comprehensive income							17,345

Tax benefit from employer stock plans				600			600

Exercise of stock options		1		1,213			1,214

Balance at December 25, 2004	$97	$134	$(1,831)	$45,870	$(366)	$119,054	$162,958

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended Fiscal December
	2004	2003
	(Dollars in thousands)
	Increase (Decrease) in Cash
Cash flows from operating activities:
Net income	$17,298	$14,847

Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	11,096	9,787
Net change in deferred income taxes	974	1,842
Loss on disposal of property, plant and equipment	153	326
Change in assets and liabilities, net of effects from acquisitions:
Increase in trade receivables	(325)	(263)
Increase in inventories	(5,919)	(991)
Decrease (increase) in other current assets	289	(448)
(Increase) decrease in intangible assets and other noncurrent assets	(365)	240
Increase in trade payables	5,926	4,396
Decrease in accrued expenses	(641)	(2,701)
Increase in federal and state income taxes payable	2,424	748
Increase in other long-term liabilities	222	657

Total adjustments	13,834	13,593

Net cash provided by operating activities	31,132	28,440

Cash flows from investing activities:
Capital expenditures	(14,044)	(11,467)
Payment for purchase of Brazos Automotive Properties, L.P.	—	(935)
Acquisitions, net of cash acquired	(3,658)	—
Proceeds from the disposal of property, plant and equipment	1,971	452

Net cash used for investing activities	(15,731)	(11,950)

Cash flows from financing activities:
Proceeds from borrowings	95,400	108,596
Principal payments on long-term debt and capital lease obligations	(112,669)	(126,207)
Exercise of stock options	1,214	1,128
Payment of fractional shares related to stock split (see Note 9)	—	(3)

Net cash used for financing activities	(16,055)	(16,486)

(Decrease) increase in cash	(654)	4
Cash at beginning of period	1,533	69

Cash at end of period	$879	$73

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Condensed Consolidated Financial Statements

     The consolidated balance sheet as of December 25, 2004, the consolidated statements of income for the quarters and nine months ended December 25, 2004 and December 27, 2003, the consolidated statements of cash flows for the nine months ended December 25, 2004 and December 27, 2003 and the consolidated statement of changes in shareholders’ equity for the nine months ended December 25, 2004, include Monro Muffler Brake, Inc. and its wholly owned subsidiaries (the “Company”). These unaudited condensed consolidated financial statements have been prepared by the Company and are subject to year-end adjustments. In the opinion of management, all known adjustments (consisting of normal recurring accruals or adjustments) have been made to present fairly the financial position, results of operations and cash flows for the unaudited periods presented.

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

     The Company reports its results on a 52/53 week fiscal year with the fiscal year ending on the last Saturday in March of each year. The following are the dates represented by each fiscal period reported in these condensed financial statements:

“Quarter Ended Fiscal December 2004”:	September 26, 2004 – December 25, 2004 (13 weeks)
“Quarter Ended Fiscal December 2003”:	September 28, 2003 – December 27, 2003 (13 weeks)
“Nine Months Ended Fiscal December 2004”:	March 28, 2004 – December 25, 2004 (39 weeks)
“Nine Months Ended Fiscal December 2003”:	March 30, 2003 – December 27, 2003 (39 weeks)

     Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current year’s presentation.

Note 2 – Acquisitions

     Effective March 1, 2004, the Company acquired 36 tire and automotive repair locations in the Baltimore, Maryland and Arlington, Virginia areas from Mr. Tire, Inc. (the “Seller”) and its sole shareholder, Atlantic Automotive Corp. (the “Mr. Tire Acquisition”). The acquired locations include 26 leased retail stores and 10 kiosks which operate in Atlantic automotive dealerships. (All kiosks have since been closed.) The Company purchased certain of Seller’s assets, including inventory, fixed assets and intellectual property and assumed certain of Seller’s liabilities, including Seller’s obligations pursuant to the real property leases for each of the 26 retail store locations, certain warranty obligations outstanding to customers and certain other liabilities. The purchase price amounted to approximately $29 million and has been adjusted post-closing to reflect substantially all purchase accounting procedures as well as settlement of substantially all purchase price adjustments provided for in the related acquisition agreement.

     Effective October 17, 2004, the Company acquired five retail tire stores located in Baltimore, Maryland from Donald B. Rice Tire Co., Inc. (the “Rice Tire Acquisition”). The Company purchased all of the operating assets of the five retail stores, including fixed assets and certain inventory, and assumed certain liabilities, including obligations pursuant to the real property leases for each of the retail store locations. The purchase price was approximately $3.8 million and will be adjusted post-closing to reflect final counts of inventory and fixed assets and the completion of the Company’s purchase accounting procedures.

     The increase in goodwill is mainly due to the Rice Tire Acquisition as well as purchase accounting adjustments related to the Mr. Tire Acquisition.

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

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 4 — Derivative Financial Instruments

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

     The notional amount of derivative financial instruments, which consisted solely of an interest rate swap used to minimize the risk and/or costs associated with changes in interest rates, was approximately $1.6 million at December 25, 2004. This swap matures in October 2005. This swap contract requires the Company to pay a fixed-rate of interest of 7.15% plus a spread of 80 basis points, and receive variable rates of interest based on the 30-day LIBOR rate.

     At December 25, 2004, the fair value of this contract, net of tax, is recorded as a component of accumulated other comprehensive income in the consolidated Statement of Changes in Shareholders’ Equity.

Note 5 — Vendor Rebates and Cooperative Advertising Credits

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

Note 6 — Earnings Per Share

     The following is a reconciliation of basic and diluted earnings per common share for the respective quarters:

	Quarter Ended		Nine Months Ended
	Fiscal December		Fiscal December
	2004	2003	2004	2003
	(Amounts in thousands, except per share data)
Numerator for earnings per common share calculation:
Net Income	$3,652	$3,031	$17,298	$14,847

Denominator for earnings per common share calculation:
Weighted average common shares, basic	13,120	12,976	13,077	12,944

Effect of dilutive securities:
Preferred Stock	675	675	675	675
Stock options and warrants	759	961	778	918

Weighted average number of common shares, diluted	14,554	14,612	14,530	14,537

Basic Earnings per common share:	$0.28	$0.23	$1.32	$1.15

Diluted Earnings per common share:	$0.25	$0.21	$1.19	$1.02

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The computation of diluted earnings per share for the three and nine months ended fiscal December 2004 includes all outstanding stock options and warrants to purchase shares of the Company’s common stock and excludes the effect of the assumed exercise of 56,400 outstanding stock options, as the exercise prices of these options exceeded the average market price of the Company’s common stock for those periods. Outstanding stock options excluded from the computation of diluted earnings per share for the three and nine months ended fiscal December 2003 were zero and 41,000, respectively.

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

     Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”) established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS 123. The following table illustrates the effect on net income if the fair value-based method had been applied to all outstanding and unvested awards in each period.

	Quarter Ended		Nine Months Ended
	Fiscal December		Fiscal December
	2004	2003	2004	2003
	(Dollars in thousands, except per share data)
Net income, as reported	$3,652	$3,031	$17,298	$14,847
Add: Total stock-based employee compensation expense recorded in accordance with APB 25, net of related tax effect	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(130)	(68)	(524)	(359)

Pro forma net income	$3,522	$2,963	$16,774	$14,488

Earnings per share:
Basic-as reported	$.28	$.23	$1.32	$1.15

Basic-pro forma	$.27	$.23	$1.28	$1.12

Diluted-as reported	$.25	$.21	$1.19	$1.02

Diluted-pro forma	$.24	$.20	$1.15	$1.00

     The fair values of the options granted were estimated on the date of their grant using the Black-Scholes option-pricing model.

Note 8 – Supplemental Disclosure of Cash Flow Information

     The following transactions represent noncash investing and financing activities during the periods indicated:

NINE MONTHS ENDED DECEMBER 25, 2004:

     In connection with the sale or disposal of assets, the Company decreased fixed assets by $151,000 and decreased other current liabilities by $151,000.

     In connection with the recording of capital leases, the Company increased fixed assets by $350,000 and increased long-term debt by $350,000.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In connection with recording the value of the Company’s swap contracts, other comprehensive income increased by $47,000, other long-term liabilities decreased by $75,000 and the deferred income tax liability was increased by $28,000.

     In connection with the accounting for income tax benefits related to the exercise of stock options, the Company decreased current liabilities by $600,000 and increased paid-in-capital by $600,000.

     During the nine months ended December 2004, the Company recorded purchase accounting adjustments for the Mr. Tire acquisition that increased goodwill by $630,000, comprised primarily of adjustments to deferred income tax assets, inventory, property, plant and equipment, intangible assets and other current liabilities.

     In connection with the acquisition of Rice Tire, liabilities were assumed as follows:

Fair value of assets acquired	$3,800,000
Cash paid, net of cash acquired	(3,660,000)

Liabilities assumed	$140,000

NINE MONTHS ENDED DECEMBER 27, 2003:

     In connection with the sale or disposal of assets, the Company reduced fixed assets by $426,000 and decreased other current liabilities by $426,000.

     In connection with recording the value of the Company’s swap contracts, other comprehensive income increased by $391,000, other current liabilities decreased by $575,000, other long-term liabilities decreased by $54,000 and the deferred income tax liability was increased by $238,000.

     In connection with the sale of fixed assets, the Company received a note which increased other current assets by $14,000 and other long-term assets by $99,000.

     In connection with the accounting for income tax benefits related to the exercise of stock options, the Company decreased deferred tax assets by $80,000, decreased current liabilities by $349,000 and increased paid-in-capital by $269,000.

     In connection with the three-for-two stock split that was effective on October 31, 2003, the Company increased Common Stock by $44,000 to reflect the par value of the additional shares issued, and reduced Retained Earnings by the same amount.

     In connection with the acquisition of Brazos Automotive Properties, L.P., the Company paid $935,000 (Note 3), as follows:

Fair value of assets acquired	$27,494,000
Cash paid, net of cash acquired	(935,000)

Liabilities assumed	$26,559,000

CASH PAID DURING THE PERIOD:

	Nine Months Ended Fiscal December
	2004	2003
Interest, net	$1,606,000	$1,537,000
Income taxes	8,068,000	6,512,000

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

	Quarter Ended		Nine Months Ended
	Fiscal December		Fiscal December
	2004	2003	2004	2003
Sales	100.0%	100.0%	100.0%	100.0%

Cost of sales, including distribution and occupancy costs	60.4	60.9	58.5	58.1

Gross profit	39.6	39.1	41.5	41.9

Operating, selling, general and administrative expenses	31.5	30.9	29.8	29.7

Operating income	8.1	8.2	11.7	12.2

Interest expense - net	.8	.8	.7	.9

Other (income) expense - net	—	(.2)	.1	—

Income before provision for income taxes	7.3	7.6	10.9	11.3

Provision for income taxes	2.8	2.9	4.2	4.3

Net income	4.5%	4.7%	6.7%	7.0%

Third Quarter Ended December 25, 2004 Compared To Third Quarter Ended December 27, 2003

     Sales were $80.5 million for the quarter ended December 25, 2004 as compared with $64.5 million in the quarter ended December 27, 2003. The sales increase of $16.0 million, or 24.7%, was due to an increase of $14.8 million related to new stores and a comparable store sales increase of 2.4%. The acquired Mr. Tire stores contributed $12.3 million. There were 76 selling days in the quarter ended December 25, 2004 and the quarter ended December 27, 2003.

     Sales for the nine months ended December 25, 2004 were $256.3 million as compared to $212.3 million for the comparable period in the prior year. The sales increase of $44.0 million, or 20.7%, is due to a comparable store sales increase of 1.2%, as well as an increase of $42.4 million from new stores, including the Mr. Tire stores which added $37.7 million.

     At December 25, 2004 the Company had 611 company-operated stores compared with 565 stores at December 27, 2003. During the quarter ended December 25, 2004, the Company added 14 stores and closed two and the remaining seven kiosks acquired from Mr. Tire.

     Gross profit for the quarter ended December 25, 2004 was $31.9 million or 39.6% of sales as compared with $25.3 million or 39.1% of sales for the quarter ended December 27, 2003. The increase in gross profit for the quarter ended December 25, 2004, as a percentage of sales, is due primarily to the leveraging of occupancy costs which are largely fixed expenses and are included in cost of sales. Total material costs increased due to a shift in mix to the lower margin categories of tires and maintenance services. Included in the maintenance category are sales of oil changes, which increased approximately 15% on a comparable store basis over the prior year quarter. The Company promoted oil changes to drive traffic during the quarter by slightly lowering the selling price, while experiencing an increase in the cost of oil for the quarter. This had the effect of lowering margin in the maintenance category as compared to the prior year quarter. However, price increases in the quarter, as well as the recognition of vendor rebates against cost of goods in concert with inventory turns in accordance with EITF 02-16, helped to partially offset the aforementioned margin pressures.

     Technician labor, as a percent of sales, decreased between the two quarters, also due to the increase in tire sales as a percent of total sales.

     Without Mr. Tire’s results, gross profit for the quarter increased from 39.1% last year to 39.9% this year, partially due to a reduction in total material costs as well as through increased leveraging of distribution and occupancy costs.

     The improvement in material costs apart from the Mr. Tire stores was due primarily to a reduction in outside purchases. The Company has added approximately $5.8 million of inventory in fiscal 2005 in a concerted effort to reduce outbuys.

     Gross profit for the nine months ended December 25, 2004 was $106.2 million, or 41.5% of sales, as compared to $88.9 million or 41.9% of sales. Without Mr. Tire’s results, gross profit for the nine months increased from 41.9% last year to 42.4% this year, due to improved leveraging of distribution and occupancy costs.

     Operating, selling, general and administrative (“SG&A”) expenses for the quarter ended December 25, 2004 increased by $5.4 million to $25.4 million from the quarter ended December 27, 2003, and were 31.5% of sales as compared to 30.9% in the prior year quarter. The increase in SG&A expense as a percentage of sales is due primarily to an increase in benefits expense, Sarbanes-Oxley costs, and Mr. Tire integration costs. Within benefits expense, health insurance costs increased as a percent of sales as compared to the prior year quarter. Sarbanes-Oxley costs, excluding internal labor, amounted to .5% of sales in the third quarter of fiscal 2005.

     Regarding Mr. Tire, the Company successfully installed its point-of-sale system in the Mr. Tire retail stores, and its merchandising system in Mr. Tire’s warehouse and wholesale center during the quarter ended September 2004. Some of the costs associated with both the system and other integration related activities, which continued into the third quarter of fiscal 2005, are not capitalizable, thereby increasing SG&A costs as percent of sales.

     For the nine months ended December 25, 2004, SG&A expenses increased by $13.1 million to $76.2 million from the comparable period of the prior year, and were 29.8% of sales as compared to 29.7% of sales in the prior period.

     Operating income for the quarter ended December 25, 2004 of approximately $6.5 million increased 23.0% as compared to operating income for the quarter ended December 27, 2003, and decreased as a percentage of sales from 8.2% to 8.1% for the same periods.

     Net interest expense for the quarter ended December 25, 2004 increased by approximately $.1 million as compared to the same period in the prior year, and remained flat as a percentage of sales for the same periods. The weighted average debt outstanding for the quarter ended December 25, 2004 increased by approximately $2.5 million. Additionally, there was an increase in the weighted average interest rate for the current year quarter of approximately 70 basis points as compared to the prior year.

     Net interest expense for the nine months ended December 25, 2004 decreased by approximately $.2 million as compared to the same period in the prior year and decreased from the prior year as a percentage of sales by .2% to .7%.

     The effective tax rate for the quarters and nine months ended December 25, 2004 and December 27, 2003 was 38% of pre-tax income.

     Net income for the quarter ended December 25, 2004 of $3.7 million increased 20.5% from net income for the quarter ended December 27, 2003. Earnings per share on a diluted basis for the quarter ended December 25, 2004 increased 19.0%.

     For the nine months ended December 25, 2004, net income of $17.3 million increased 16.5% as compared to the prior year period and diluted earnings per share increased 16.7%.

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

Capital Resources and Liquidity

     Capital Resources

     The Company’s primary capital requirements in fiscal 2005 are the upgrading of facilities and systems in existing stores and the funding of its store expansion program, including potential acquisitions of existing store chains. For the nine months ended December 25, 2004, the Company spent $14.4 million principally for equipment, as well as $3.7 million for the acquisition of the assets of Donald B. Rice Tire Co., Inc. Funds were provided primarily by cash flow from operations. Management believes that the Company has sufficient resources available (including cash and equivalents, net cash flow from operations and bank financing) to expand its business as currently planned for the next several years.

     Liquidity

     In March 2003, the Company renewed its credit facility agreement. The amended financing arrangement consists of an $83.4 million Revolving Credit facility (of which approximately $20.5 million was outstanding at December 25, 2004), and a non-amortizing credit loan (formerly synthetic lease financing) totaling $26.6 million (all of which was outstanding at December 25, 2004).

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

     The Company has financed its office/warehouse facility via a 10 year mortgage with a current balance of $1.6 million, amortizable over 20 years, and a mortgage note payable of $.7 million due in a balloon payment in 2015. In addition, the Company has financed certain store properties and equipment with capital leases, which amount to $3.0 million and are due in installments through 2018.

     Certain of the Company’s long-term debt agreements require, among other things, the maintenance of specified interest and rent coverage ratios and amounts of tangible net worth. They also contain restrictions on cash dividend payments. At December 25, 2004, the Company is in compliance with the applicable debt covenants.

     The Company enters into interest rate hedge agreements which involve the exchange of fixed and floating rate interest payments periodically over the life of the agreement without the exchange of the underlying principal amounts. The differential to be paid or received is accrued as interest rates change and is recognized over the life of the agreements as an adjustment to interest expense. At December 2004, the Company was party to an interest rate swap agreement with a notional value of $1.6 million, which expires in October 2005.

Recent Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, which requires all variable interest entities (VIEs) to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the variable interest entity. In addition, the Interpretation expands disclosure requirements for both VIEs that are consolidated as well as VIEs from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. See Note 3 regarding the Company’s fiscal 2004 buyout of the properties under its synthetic lease arrangement.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements over the related term of employee service. In addition, the adoption of SFAS 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS 123(R) is effective as of the first interim or annual reporting period beginning after June 15, 2005. The Company is assessing the impact of SFAS 123(R) on its consolidated financial statements.

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

MONRO MUFFLER BRAKE, INC.

PART II — OTHER INFORMATION

Item 6. Exhibits

     a. Exhibits

10.86 -	Supply Agreement between Monro Muffler Brake, Inc. and Wagner Brake, a division of Federal-Mogul Corporation, dated November 2, 2004

31.1 -	Certification of Robert G. Gross pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 -	Certification of Catherine D’Amico pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 -	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONRO MUFFLER BRAKE, INC.

DATE: February 3, 2005	By	/s/ Robert G. Gross

Robert G. Gross
President and Chief Executive Officer

DATE: February 3, 2005	By	/s/ Catherine D’Amico

Catherine D’Amico
Executive Vice President-Finance, Treasurer
and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Page No.
10.86	Supply Agreement between Monro Muffler Brake, Inc. and Wagner Brake, a division of Federal-Mogul Corporation, dated November 2, 2004 ***	18

31.1	Certification of Robert G. Gross pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	27

31.2	Certification of Catherine D’Amico pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	28

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	29

     *** Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.