Form 10-K
period 2005-03-26
MONRO MUFFLER BRAKE INC
filed 2005-06-09
CIK 876427

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For Fiscal Year Ended March 26, 2005

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

      As of May 27, 2005, the aggregate market value of voting stock held by non-affiliates of the registrant was $315,970,000.

      As of May 27, 2005, 13,412,720 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

      Portions of the registrant’s definitive proxy statement (to be filed pursuant to Regulation 14A) for the 2005 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III hereof.

PART I

Item 1.	Business

General

      Monro Muffler Brake, Inc. (“Monro” or the “Company”) is a chain of 626 Company-operated stores and 16 dealer-operated stores providing automotive undercar repair and tire services in the United States. At March 26, 2005, Monro operated Company stores in New York, Pennsylvania, Ohio, Connecticut, Massachusetts, West Virginia, Virginia, Maryland, Vermont, New Hampshire, New Jersey, North Carolina, South Carolina, Indiana, Rhode Island, Delaware and Maine under the names “Monro Muffler Brake & Service”, “Speedy Auto Service by Monro”, “Tread Quarters Discount Tire” and “Mr. Tire” (together, the “Company Stores”). The Company’s Stores typically are situated in high-visibility locations in suburban areas and small towns, as well as in major metropolitan areas. The Company Stores serviced approximately 3,095,000 vehicles in fiscal 2005. (References herein to fiscal years are to the Company’s year ended fiscal March [e.g., references to “fiscal 2005” are to the Company’s fiscal year ended March 26, 2005].)

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

      The Company provides a broad range of services on passenger cars, light trucks and vans for brakes (estimated at 26% of fiscal 2005 sales); mufflers and exhaust systems (13%); and steering, drive train, suspension and wheel alignment (15%). The Company also provides other products and services including tires (20%) and routine maintenance services including state inspections (26%). Monro specializes in the repair and replacement of parts which must be periodically replaced as they wear out. Normal wear on these parts generally is not covered by new car warranties. The Company typically does not perform under-the-hood repair services except for oil change services, various “flush and fill” services and some minor tune-up services. All of the Company’s stores provide the services described above. However, a growing number of the Company’s stores are more specialized in tire replacement and service and, accordingly, have a higher mix of sales in the tire category. These stores are described below as tire stores, whereas the majority of the Company’s stores are described as service stores. (See additional discussion under “Operating Strategy”.) The Company does not sell parts or accessories to the do-it-yourself market. The Company’s sales mix for fiscal 2005 and 2004 is as follows:

	Service Stores		Tire Stores		Total Company

	FY05	FY04	FY05	FY04	FY05	FY04

Brakes	30%	31%	11%	13%	26%	29%
Exhaust	17	19	1	1	13	17
Steering	15	15	15	17	15	15
Tires	8	8	58	48	20	13
Maintenance	30	27	15	21	26	26

Total	100%	100%	100%	100%	100%	100%

      The Company has two active wholly-owned subsidiaries, Monro Service Corporation and Monro Leasing, LLC, both of which are Delaware companies qualified to do business in the State of New York.

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

      In that regard, the Company has completed several acquisitions in recent years, as follows:

      In September 1998, the Company completed the acquisition of 189 Company-operated and 14 franchised Speedy stores (the “Acquired Speedy stores”), from SMK Speedy International Inc. of Toronto, Canada. The Acquired Speedy stores are located primarily in complementary areas in Monro’s existing markets in the Northeast, Mid-Atlantic and Midwest regions of the United States.

      Effective April 1, 2002, the Company completed the acquisition of Kimmel Automotive, Inc. (the “Kimmel Acquisition”). Kimmel operated 34 tire and automotive repair stores in Maryland and Virginia, as well as Wholesale and Truck Tire Divisions (including two commercial stores). In June 2002, Monro disposed of Kimmel’s Truck Tire Division, including its retread plant and two commercial stores. The Maryland stores now operate primarily under the Mr. Tire brand name while the Virginia stores continue to operate under the Tread Quarters brand name.

      In February 2003, Monro acquired ten company-operated tire and automotive repair store locations in the Charleston and Columbia, South Carolina markets from Frasier Tire Service, Inc. (the “Frasier Acquisition”). These stores now operate under the Tread Quarters brand name.

      Effective March 1, 2004, the Company completed the acquisition of Mr. Tire stores (the “Mr. Tire Acquisition”) from Atlantic Automotive Corp., which added 26 retail tire and automotive repair stores in Maryland and Virginia, as well as a wholesale operation based in Baltimore, Maryland.

      With the Mr. Tire Acquisition, the Company has 51 stores in the Baltimore, Maryland area. To further solidify the Company’s leading position in this large metropolitan area, in the first quarter of fiscal 2005, the Company’s existing Speedy locations were converted to Monro branded stores and the Kimmel stores were converted to Monro and Mr. Tire branded stores. The Company believes that this initiative will increase brand awareness and raise visibility of its two dominant brands in the market. In connection with this re-branding effort, the Company closed one existing Kimmel store in fiscal 2005.

      In fiscal 2005, the Company further expanded its presence in Maryland through the acquisition of certain assets of Donald B. Rice Tire Co., Inc. (the “Rice Acquisition”) and Henderson Holdings, Inc. (the “Henderson Acquisition”), which added five and ten retail tire and automotive repair stores in the Frederick and southern Maryland markets, respectively. Fourteen of these stores operate under the Mr. Tire brand name and one under the Tread Quarters brand name.

      During fiscal 2005, the Company opened 16 full-service, Monro branded stores within BJ’s Wholesale Clubs in New York (4), North Carolina (2), Pennsylvania (3), Massachusetts (3), New Jersey (1) and Maryland (3), bringing the total number of stores that the Company operates in BJ’s Wholesale Clubs to 30 at March 26, 2005.

      As of March 26, 2005, Monro had 626 Company-operated stores and 16 dealer locations located in 18 states. The following table shows the growth in the number of Company-operated stores over the last five fiscal years:

Store Additions and Closings

	Year Ended Fiscal March

	2005		2004		2003		2002	2001

Stores open at beginning of year	595		560		514		511	512
Stores added during year	35	(d)	40	(c)	50	(b)	4	4
Stores closed during year(a)	(4)		(5)		(4)		(1)	(5)

Stores open at end of year	626		595		560		514	511

Tire stores	80		70		44		0	0

Service (including BJ’s) stores	546		525		516		514	511

(a)	Generally, stores were closed because they failed to achieve an acceptable level of profitability or because a new Monro store was opened in the same market at a more favorable location. Store closures in fiscal 2003 include the sale of two commercial tire stores and a retread plant that were acquired in the purchase of Kimmel in the first quarter of fiscal 2003.

(b)	Includes 37 stores acquired in the Kimmel Acquisition and 10 stores acquired in the Frasier Acquisition.

(c)	Includes 26 stores acquired in the Mr. Tire Acquisition and 12 stores opened in BJ’s Wholesale Club locations.

(d)	Includes 15 stores acquired in the Henderson and Rice Acquisitions and 16 stores opened in BJ’s Wholesale Club locations.

      The Company plans to open approximately 16 new stores in fiscal 2006, including 10 in BJ’s Wholesale Clubs, and to continue to search for appropriate acquisition candidates or opportunities to operate stores within host retailers’ locations. In future years, should the Company find that there are no suitable acquisition or retail partnership candidates, it might increase its new store (greenfield) openings.

      The Company has developed a systematic method for selecting new store locations and a targeted approach to marketing new stores. Key factors in market and site selection include population, demographic characteristics, vehicle population and the intensity of competition. The characteristics of each potential site are compared to the profiles of existing stores in projecting sales for that site. Monro attempts to cluster stores in market areas in order to achieve economies of scale in advertising, supervision and distribution costs. All new sites presently under consideration are within Monro’s established market areas.

      As a result of extensive analysis of its historical and projected store opening strategy, the Company has established major market profiles, as defined by market awareness: mature, existing and new markets. Over the next several years, the Company expects to build a greater percentage of stores in mature and existing markets in order to capitalize on the Company’s market presence and consumer awareness. All 35 stores opened or acquired in fiscal 2005 were in mature or existing markets.

      The Company believes that management and operating improvements implemented over the last several fiscal years will enhance its ability to sustain its growth. The Company has a chain-wide computerized inventory control and electronic point-of-sale (“POS”) management information system, which has increased management’s ability to monitor operations as the number of stores has grown. The Company has customized the POS system to specific service and tire store requirements and deploys the appropriate version in each type of store. Being Windows-based, the system has simplified training of new employees. Additionally, the system includes electronic mail and electronic cataloging, which allows store managers to electronically research the specific parts needed for the make and model of the car being serviced. This enhanced system includes software which contains data that mirrors the scheduled maintenance requirements in vehicle owners’ manuals, specifically by make, model, year and mileage for every automobile. Management believes that this software facilitates the presentation and sale of scheduled maintenance services to customers. Other enhancements include the streamlining of estimating and other processes; graphic catalogs; a feature which facilitates tire searches by size; direct mail support; appointment scheduling; customer service history; a thermometer graphic which guides store managers on the profitability of each job; and expanded monitoring of price changes. This latter change requires more specificity on the reason for a discount, which management believes will lead to reduced discounting. Enhancements will continue to be made to the POS system annually in an effort to increase efficiency, improve the quality and timeliness of store reporting and enable the Company to better serve its customers.

      The financing to open a new store location may be accomplished in one of three ways: a store lease for the land and building (in which case, land and building costs will be financed primarily by the lessor), a land lease with the building constructed by the Company (with building costs paid by the Company), or a land purchase with the building constructed by the Company. In all three cases, each new store also will require approximately $135,000 for equipment (including a POS system and a truck) and approximately $60,000 in inventory. Because Monro generally does not extend credit to its customers, stores generate almost no receivables and a new store’s actual net working capital investment is nominal. Total capital required to open a new store ranges, on average (based upon the last five fiscal years’ openings, excluding the BJ’s locations and the acquired stores), from $300,000 to $1,000,000 depending on the location and which of the three financing methods is used. In general, tire stores are larger and have more service bays than Monro’s traditional service stores and, as a result, construction costs are at the high end of the range of new store construction costs. In instances where Monro acquires an existing business, it may pay additional amounts for intangible assets such as customer lists, covenants not-to-compete, trade names and goodwill.

      Total capital required to open a store within a BJ’s Wholesale Club is substantially less than opening a greenfield store.

      At March 26, 2005, the Company leased the land and/or the building at approximately 69% of its store locations and owned the land and building at the remaining locations. Monro’s policy is to situate new stores in the best locations, without regard to the form of ownership required to develop the locations.

      New stores, excluding acquired stores and BJ’s locations, have average sales of approximately $360,000 in their first 12 months of operation, or $60,000 per bay.

Operating Strategy

      Monro’s operating strategy is to provide its customers with dependable, high-quality automotive service at a competitive price by emphasizing the following key elements.

Products and Services

      All stores provide a full range of undercar repair services for brakes, steering, mufflers and exhaust systems, drive train, suspension and wheel alignment, as well as tire replacement and service. These services apply to all makes and models of domestic and foreign cars, light trucks and vans. The service stores provide significantly more exhaust service than tire stores, and tire stores provide substantially more tire services than service stores.

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

      Included in maintenance services are oil change services, heating and cooling system “flush and fill” service, belt installation, and a transmission “flush and fill” service. Additionally, all stores replace and service batteries, starters and alternators. Stores in New York, West Virginia, New Hampshire, Maryland, Rhode Island, New Jersey, Pennsylvania, North Carolina, Virginia and Vermont also perform annual state inspections. Approximately 34% of the Company’s stores also offer air conditioning services.

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

Centralized Control

      Unlike many of its competitors, the Company operates, rather than franchises, all of its stores (except for the 16 dealer locations). Monro believes that direct operation of stores enhances its ability to compete by providing centralized control of such areas of operations as service quality, store appearance, promotional activity and pricing. A high level of technical competence is maintained throughout the Company, as Monro requires, as a condition of employment, that employees participate in comprehensive training programs to keep pace with technology changes. Additionally, purchasing, distribution, merchandising, advertising, accounting and other store support functions are centralized primarily in the Company’s corporate headquarters in Rochester, New York, and are provided through the Company’s subsidiary, Monro Service Corporation. The centralization of these functions results in efficiencies and gives management the ability to closely monitor and control costs.

Comprehensive Training

      The Company provides ongoing, comprehensive training to its store employees. Monro believes that such training provides a competitive advantage by enabling its technicians to provide quality service to its customers in all areas of undercar repair and tire service. (See additional discussion under “Store Operations: Store Personnel and Training”.)

Store Operations

Store Format

      The typical format for a Monro repair store is a free-standing building consisting of a sales area, fully-equipped service bays and a parts storage area. In BJ’s locations, the Company and BJ’s both operate counters in the sales area, while the Company operates the service bay area. Most service bays are equipped with above-ground electric vehicle lifts. Generally, each store is located within 25 miles of a “key” store which carries approximately 75% more inventory than a typical store and serves as a mini-distribution point for slower moving inventory for other stores in its area. Individual store sizes, number of bays and stocking levels vary greatly, even within the service and tire stores, and are dependent primarily on the availability of suitable store locations, population, demographics and intensity of competition among other factors (See additional discussion under “Store Additions and Closings”). A summary of average store data for service and tire stores is presented below:

				Average
				Number
	Average	Average		of Stock
	Number	Square	Average	Keeping
	of Bays	Feet	Inventory	Units (SKUs)

Service stores (excluding BJ’s)	6	4,400	$84,000	3,400
Tire stores	7	5,800	$90,000	1,300

      The stores generally are situated in high-visibility locations in suburban areas, major metropolitan areas or small towns and offer easy customer access. The typical store is open from 7:30 a.m. to 7:00 p.m. on Monday through Friday and from 7:30 a.m. to 5:00 p.m. on Saturday. The majority of the Company’s Mr. Tire locations are also open Sundays from 9:00 a.m. to 5:00 p.m.

Inventory Control and Management Information System

      All Company stores communicate daily with the central office and warehouse by computerized inventory control and electronic POS management information systems, which enable the Company to collect sales and operational data on a daily basis, to adjust store pricing to reflect local conditions and to control inventory on a near “real-time” basis. Additionally, each store has access, through the POS system, to the inventory carried by the seven stores nearest to it. Management believes that this feature improves customer satisfaction and store productivity by reducing the time required to locate out-of-stock parts.

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

      The Company uses a “Double Check for Accuracy Program” as part of its routine store procedures. This quality assurance program requires that a technician and supervisory-level employee (or in certain cases, another technician in tire stores) independently inspect a customer’s vehicle, diagnose and document the necessary repairs, and agree on an estimate before presenting it to a customer. This process is formally documented on the written estimate by store personnel.

      The Company is an active member of the Motorist Assurance Program (“MAP”). MAP is an organization of automotive retailers, wholesalers and manufacturers which was established as part of an industry-wide effort to address the ethics and business practices of companies in the automotive repair industry. Participating companies commit to improving consumer confidence and trust in the automotive repair industry by adopting “Uniform Inspection Communication Standards” established by MAP. These “UICS” are available in the Company’s stores and serve to provide consistent recommendations to customers in the diagnosis and repair of a vehicle.

      Monro offers limited warranties on substantially all of the products and services that it provides. The Company believes that these warranties are competitive with industry practices and serve as a marketing tool to increase repeat business at the stores.

Store Personnel and Training

      The Company supervises store operations primarily through its Divisional Vice Presidents who oversee Zone Managers who, in turn, oversee Market Managers. The typical service store is staffed by a Store Manager and four to six technicians, one of whom serves as the Assistant Manager. The typical tire store is staffed by a Store Manager, an Assistant Manager and/or Service Manager, and four to eight technicians. Larger volume tire stores may also have one or two sales people. The higher staffing level at many tire stores is necessary to support their higher sales volume. All Store Managers receive a base salary, and Assistant Managers receive hourly compensation. In addition, Store Managers and Assistant Managers may receive other compensation based on their store’s customer relations, gross profit, labor cost controls, safety, sales volume and other factors via a monthly or quarterly bonus based on performance in these areas.

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

      The Company’s training department conducts in-house technical clinics for store personnel and management training programs for new Store Managers, and coordinates attendance at sales and technical clinics offered by the Company’s vendors. Each service store maintains a library of 20 to 25 instructional videos. The Company issues technical bulletins to all stores on innovative or complex repair processes, and maintains a centralized data base for technical repair problems. In addition, the Company has established a telephone technical hotline to provide assistance to store personnel in resolving problems encountered while diagnosing and repairing vehicles. The help line is available during all hours of store operation.

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

Purchasing and Distribution

      The Company, through its wholly-owned subsidiary Monro Service Corporation, selects and purchases parts and supplies for all Company-operated stores on a centralized basis through an automatic replenishment system. Although purchases outside the centralized system (“outside purchases”) are made when needed at the store level, these purchases are low by industry standards, and accounted for approximately 16% of all parts used in fiscal 2005.

      The Company’s ten largest vendors accounted for approximately 57% of its parts and tire purchases, with the largest vendor accounting for approximately 16% of total purchases in fiscal 2005. The Company purchases parts and tires from over 100 vendors. Management believes that the Company’s relationships with vendors are excellent and that alternative sources of supply exist, at comparable cost, for substantially all parts used in the Company’s business. The Company routinely obtains bids from vendors to ensure it is receiving competitive pricing and terms.

      Most parts are shipped by vendors to the Company’s primary warehouse facility in Rochester, New York, and are distributed to stores through the Company-operated tractor/trailer fleet. Stores are replenished either on a weekly or bi-weekly basis from this warehouse, and such replenishment fills, on the average, 96% of all items ordered by the stores’ automatic POS-driven replenishment system. The Rochester warehouse stocks approximately 6,800 SKUs. As planned, during fiscal 2005, the Company consolidated its Baltimore, Maryland warehouse operations into a location that services the 54 tire stores in Maryland. The Company also operates a warehouse in Virginia that services the tire stores in that market. These warehouses carry, on average, 3,400 and 1,600 SKUs, respectively.

      The Company has entered into various contracts with parts and tire suppliers, certain of which require the Company to buy up to 100% of its annual purchases of specific products including brakes, exhaust, oil and ride control at market prices. These agreements expire at various dates through March 2010. The Company believes these agreements provide it with high quality, branded merchandise at preferred pricing, along with strong marketing and training support.

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

Employees

      As of March 26, 2005, Monro had 3,634 employees, of whom 3,398 were employed in the field organization, 75 were employed at the warehouses, 142 were employed at the Company’s corporate headquarters and 19 were employed in its Baltimore office. Monro’s employees are not members of any union. The Company believes that its relations with its employees are good.

Regulation

      The Company stores new oil and recycled antifreeze and generates and/or handles used tires and automotive oils, antifreeze and certain solvents, which are disposed of by licensed third-party contractors. In certain states, as required, the Company also recycles oil filters. Thus, the Company is subject to a number of federal, state and local environmental laws including the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”). In addition, the United States Environmental Protection Agency (the “EPA”), under the Resource Conservation and Recovery Act (“RCRA”), and various state and local environmental protection agencies regulate the Company’s handling and disposal of waste. The EPA, under the Clean Air Act, also regulates the installation of catalytic converters by the Company and all other repair stores by periodically spot checking jobs, and has the power to fine businesses that use improper procedures or materials. The EPA has the authority to impose sanctions, including civil penalties up to $25,000 per violation (or up to $25,000 per day for certain willful violations or failures to cooperate with authorities), for violations of RCRA and the Clean Air Act.

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

Seasonality

      Although the Company’s business is not highly seasonal, customers do purchase more undercar service during the period of March through October than the period of November through February, when miles driven tend to be lower. As a result, sales and profitability are typically lower during the latter period. In the tire stores, the better sales months are typically May through August, and October through December. The slowest months are typically January through April and September.

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

      In connection with the Speedy Acquisition in September 1998, the Company financed most of the real estate formerly owned by SMK Speedy International Inc. via a synthetic lease (off-balance sheet) agreement, which was subsequently refinanced as a revolving credit loan. (See additional discussion under “Capital Resources and Liquidity”). Of the total number of Company-operated Acquired Speedy locations, 18 buildings on land-leased sites and 68 parcels of land and buildings on formerly owned locations were leased under this arrangement. In

June 2003, the Company purchased the general and limited partnership interests in Brazos Automotive Properties, L.P. (“BAP”), the entity holding title to these properties, and, accordingly, has consolidated the related assets and debt in its financial statements from June 2004. (See also Note 3 to the financial statements.)

      Of Monro’s 626 Company-operated stores at March 26, 2005, 191 were owned, 300 were leased and for 135, the land only was leased. In general, the Company leases store sites for a ten-year period with several five-year renewal options. Giving effect to all renewal options, approximately 53% of the operating leases (215 stores) expire after 2015. Certain of the leases provide for contingent rental payments if a percentage of annual gross sales exceeds the base fixed rental amount. The highest contingent percentage rent of any lease is 6.75%, and no such lease has adversely affected profitability of the store subject thereto. Certain officers and directors of the Company or members of their families are the lessors, or have interests in entities that are the lessors, with respect to 46 of the leases. No related party leases, other than renewals or modifications of leases on existing stores and the six assumed as part of the Mr. Tire acquisition, have been entered into since May 1989, and no new related party leases are contemplated.

      The Rochester, New York office and warehouse facility are subject to mortgages held by a commercial bank and private investors. As of March 26, 2005, the outstanding amount under the mortgage on the headquarters office and warehouse facility was $1.6 million. There was also $.7 million outstanding under a mortgage held by the City of Rochester, New York, secured by the land on which the headquarters office and warehouse is located.

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

      No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2005.

PART II

Item 5.	Market for the Company’s Common Equity and Related Stockholder Matters

Market Information

      The Common Stock is traded on the over-the-counter market and is quoted on the NASDAQ National Market System under the symbol “MNRO”. The following table sets forth, for the Company’s last two fiscal years, the range of high and low sales prices on the NASDAQ National Market System for the Common Stock adjusted, as appropriate, for the Company’s October 2003 three-for-two stock split:

	Fiscal 2005		Fiscal 2004

Quarter Ended	High	Low	High	Low

June	$26.45	$22.62	$19.66	$13.76
September	25.00	18.78	21.32	18.33
December	27.00	20.53	23.72	18.16
March	29.64	23.25	25.59	19.15

Holders

      At June 3, 2005, the Company’s Common Stock was held by approximately 2,500 shareholders of record or through nominee or street name accounts with brokers.

Dividends

      On September 16, 2003, the Company’s Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend payable to shareholders of record on October 21, 2003. Information regarding the number of shares of Common Stock outstanding and market prices of the Common Stock, as set forth in this Form 10-K, reflect the impact of this stock split.

      While the Company has not paid any cash dividends on the Common Stock since its inception, in May 2005 the Company’s Board of Directors declared a regular quarterly cash dividend of $0.05 per share to be paid beginning with the first quarter of fiscal 2006. However, the declaration of and any determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, capital requirements, compliance with charter and contractual restrictions, and such other factors as the Board of Directors deems relevant. The Company has received a waiver of applicable loan covenants with regard to the payment of cash dividends during fiscal 2006. Beyond fiscal 2006, the Company would require further waiver of these covenants to pay cash dividends.

Item 6.	Selected Financial Data

      The following table sets forth selected financial and operating data of the Company for each year in the five-year period ended March 26, 2005. The financial data and certain operating data have been derived from the Company’s audited financial statements. This data should be read in conjunction with the financial statements and related notes included under Item 8 of this report and in conjunction with other financial information included elsewhere in this Form 10-K.

	Year Ended Fiscal March

	2005	2004	2003	2002	2001

		Restated*	Restated*	Restated*	Restated*

	(Amounts in thousands, except per share data)
Income Statement Data:
Sales	$337,409	$279,457	$258,026	$224,853	$222,955
Cost of sales, including distribution and occupancy costs	200,616	165,412	153,073	133,685	133,898

Gross profit	136,793	114,045	104,953	91,168	89,057
Operating, selling, general and administrative expenses	102,379	84,708	81,040	69,604	66,988

Operating income	34,414	29,337	23,913	21,564	22,069
Interest expense, net	2,549	2,613	2,601	3,731	5,768
Other expense (income), net	463	48	(211)	804	948

Income before provision for income taxes	31,402	26,676	21,523	17,029	15,353
Provision for income taxes	11,733	10,136	8,179	6,090	6,110

Net income	$19,669	$16,540	$13,344	$10,939	$9,243

Earnings per share Basic(a)	$1.50	$1.28	$1.05	$.89	$.75

Diluted(a)	$1.35	$1.15	$.95	$.81	$.69

Weighted average number of Common Stock and equivalents Basic(b)	13,102	12,954	12,699	12,293	12,273

Diluted(b)	14,562	14,400	14,105	13,583	13,336

Selected Operating Data(c):
Sales growth:
Total	20.7%	8.3%	14.8%	0.9%	(0.9%)
Comparable store(d)	2.0%	4.7%	2.9%	0.3%	(1.4%)
Stores open at beginning of year	595	560	514	511	512
Stores open at end of year	626	595	560	514	511
Capital expenditures(e)	$18,586	$14,327	$14,822	$8,615	$11,045
Balance Sheet Data (at period end):
Net working capital	$27,158	$29,611	$22,630	$13,185	$12,508
Total assets	284,985	259,343	206,984	186,334	187,956
Long-term debt	55,438	68,763	36,183	34,123	50,857
Shareholders’ equity	167,489	138,993	120,051	102,587	90,908

(a)	Earnings per share for each fiscal year was computed by dividing net income by the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during the respective year.

(b)	Adjusted in fiscal years 2000-2003 for the effect of the Company’s October 2003 three-for-two stock split. See Note 1 to the financial statements.

(c)	Includes Company-operated stores only — no dealer locations.

(d)	Comparable store sales data is calculated based on the change in sales of only those stores open as of the beginning of the preceding fiscal year.

(e)	Amount does not include the funding of the purchase price related to the Kimmel or Frasier Acquisitions in fiscal year 2003, the Mr. Tire Acquisition in fiscal 2004 or the Rice and Henderson Acquisitions in fiscal 2005.

*	Fiscal years 2004 and prior have been restated to correct the Company’s accounting for leases and depreciation, as described in Note 2 to the Company’s consolidated financial statements, included in Item 8 of this Annual Report. The previously reported net income, diluted earnings per share and shareholders’ equity for fiscal years 2002 and 2001 are $11,307, $.83 and $106,544, respectively, for 2002 and $9,696, $.73 and $94,497, respectively, for 2001. In addition, the previously reported shareholders’ equity for fiscal 2003 was $124,392 (not included in Note 2).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following table sets forth income statement data of the Company expressed as a percentage of sales for the fiscal years indicated:

	Year Ended Fiscal March

	2005	2004	2003

		Restated	Restated
Sales	100.0%	100.0%	100.0%
Cost of sales, including distribution and occupancy costs	59.5	59.2	59.3

Gross profit	40.5	40.8	40.7
Operating, selling, general and administrative expenses	30.3	30.3	31.4

Operating income	10.2	10.5	9.3
Interest expense, net	.8	.9	1.0
Other expense (income), net	.1	.1	(.1)

Income before provision for income taxes	9.3	9.5	8.4
Provision for income taxes	3.5	3.6	3.2

Net income	5.8%	5.9%	5.2%

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

Recent Developments

      During the fourth quarter of fiscal 2005, the Company conducted a review of its lease accounting practices. As a result of the review, the Company revised its lease accounting policies to comply with generally accepted accounting principles.

      Historically, the Company followed a practice in which it computed straight-line rent expense for the current term of the lease only, while depreciating buildings and leasehold improvements over longer periods. The Company has revised its lease accounting policies to recognize rent expense, including rent escalations, on a straight-line basis over the reasonably assured lease term, as defined in Statement of Financial Accounting Standards No. 98, “Accounting for Leases.” Additionally, the Company modified its accounting to depreciate buildings and leasehold improvements over the shorter of their estimated useful life or the reasonably assured lease term.

      As a result of this accounting revision, the Company restated its financial statements for prior periods. The impact of the restatement on periods prior to 2003 has been reflected as a reduction of retained earnings of $4.0 million as of March 30, 2002. The effect of the restatement on fiscal years 2003 and 2004 was to increase rent and depreciation expense reported in cost of sales by $0.6 million and $0.8 million, respectively and to reduce net income by $0.4 million in fiscal 2003 and $0.5 million in fiscal 2004 from the amounts previously reported. See Note 2 to the consolidated financial statements for further discussion of this accounting revision.

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

Carrying Values of Goodwill and Long-Lived Assets

      Goodwill represents the amount paid in consideration for an acquisition in excess of the net assets acquired. In accordance with Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, the Company does not amortize goodwill for acquisitions made after June 30, 2001. For acquisitions prior to that date, the Company continued to amortize goodwill only through the end of fiscal 2002. The Company conducts tests for impairment of goodwill annually or more frequently if circumstances indicate that the asset might be impaired. These impairment tests include management estimates of future cash flows that are dependent upon subjective assumptions regarding future operating results including growth rates, discount rates, capital requirements and other factors that impact the estimated fair value. An impairment loss is recognized to the extent that an asset’s carrying amount exceeds its fair value.

      The Company evaluates the carrying values of its long-lived assets to be held and used in the business by reviewing undiscounted cash flows by operating unit. Such evaluations are performed whenever events and circumstances indicate that the carrying amount of an asset may not be recoverable. In such instances, the carrying values are adjusted for the differences between the fair values and the carrying values. Additionally, in the case of fixed assets related to locations that will be closed or sold, the Company shortens the depreciable life of the related assets to coincide with the planned sale or closing date.

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

Warranty

      The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales, except for tire road hazard warranties which are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin 90-1. The warranty reserve and warranty expense related to all product warranties at and for the fiscal years ended March 2005 and 2004 were not material to the Company’s financial position or results of operations.

Fiscal 2005 as Compared to Fiscal 2004

      Sales for fiscal 2005 increased $58.0 million, or 20.7% to $337.4 million as compared to $279.5 million in fiscal 2004. The increase was due to an increase of approximately $54.0 million from stores added since March 29, 2003, of which the acquired Mr. Tire stores accounted for $45.7 million. Comparable store sales increased 2.0%. There were 307 selling days in fiscal year 2005 compared to 306 selling days in fiscal year 2004.

      During the year, 35 stores were added and four were closed. At March 26, 2005, the Company had 626 stores in operation.

      Management believes that the improvement in sales resulted from several factors aimed at driving store traffic, including an increase in the number of oil changes performed and an increase in scheduled maintenance services. Price increases in several product categories also contributed to the sales improvement.

      The Company introduced “Scheduled Maintenance” services in all of its stores late in fiscal 2001. These services are required by vehicle manufacturers to comply with warranty schedules, and are offered by Monro in a more convenient and cost competitive fashion than auto dealers can provide. Management believes that these services, which are offered both in bundled “packages” and individually, will continue to contribute positively to comparable store sales in future years, and have helped to mitigate the decline in exhaust which negatively impacted recent fiscal years. The exhaust decline resulted primarily from manufacturers’ use of non-corrosive stainless steel exhaust systems on most new cars beginning in the mid-1980s and completed in the mid-1990s.

      Additionally, the Company continued to reward store employees with pay programs focused on high customer service scores. Management believes that, in spite of the sluggish economic environment, it is continuing to build the trust of its customers, through quality, integrity and fair pricing, and is gaining an advantage over some of its competitors.

      Gross profit for fiscal 2005 was $136.8 million or 40.5% of sales, as compared with $114.0 million or 40.8% of sales for fiscal 2004. The decrease in gross profit as a percentage of sales is primarily attributable to an increase in material costs due to a shift in mix to the lower margin categories of tires and maintenance services. Included in the maintenance categories are oil changes which increased approximately 12% on a comparable store basis over the prior year. The Company promoted oil changes to drive traffic during the year, by slightly lowering the selling price in the second half of fiscal 2005, while experiencing an increase in the cost of oil. This had the effect of lowering margin in the maintenance category as compared to the prior year. Additionally, transmission and coolant flushes increased in fiscal 2005 over 2004 on a comparable store basis, partially due to increased emphasis by management and increased selling prices.

      However, price increases, as well as the recognition of vendor rebates against cost of goods in concert with inventory turns in accordance with EITF 02-16, helped to partially offset the aforementioned margin pressures.

      Partially offsetting these increases were decreases in technician labor and occupancy costs, which are included in cost of sales. Technician labor costs decreased due to better operational control and improved productivity. Additionally, the increase in tire sales, which carry lower labor costs as compared to other service categories, helped to decrease labor costs as a percent of sales in fiscal 2005 as compared to fiscal 2004.

      Distribution and occupancy costs as a percentage of sales in fiscal 2005 also decreased as compared to fiscal 2004, as the Company, with improved sales, was able to leverage these largely fixed costs.

      Without Mr. Tire’s results, gross profit increased from 40.9% last year to 41.3% this year, partially due to a reduction in total material costs, as well as through increased leveraging of distribution and occupancy costs.

      The improvement in material costs apart from the acquired Mr. Tire stores, was due primarily to a reduction in outside purchases. The Company has continued to add inventory to its stores and warehouses in fiscal 2005 in a concerted effort to reduce outbuys.

      Operating, selling, general and administrative expenses for fiscal 2005 increased by $17.7 million to $102.4 million and, as a percentage of sales, remained flat as compared to fiscal 2004. The increase in expenditures is primarily due to the store direct costs associated with 35 new stores, as well as increased store manager wages to improve the quality and retention of this highly important position for the Company, increased insurance costs, increased expense to comply with Sarbanes-Oxley requirements and increased utility costs.

      Operating income in fiscal 2005 of $34.4 million, or 10.2% of sales, increased by $5.1 million from the fiscal 2004 level of $29.3 million, due to the factors discussed above.

      Interest expense, net of interest income, decreased as a percent of sales from .9% in fiscal 2004 to .8% in fiscal 2005. The weighted average debt outstanding for the year ended March 26, 2005 increased by approximately $7.4 million from fiscal 2004. Largely offsetting this increase was a decrease in the weighted average interest rate for the year ended March 26, 2005 of approximately .9% from the rate of 5.5% for the year ended March 27, 2004, resulting in a slight decrease in expense between the two years.

      Other expense, net, for fiscal 2005 was $.5 million, consisting of $.8 million in amortization expense partially offset by $.3 million of gains on sale of fixed assets and miscellaneous income. In fiscal 2004, the Company reported other expense, net, of $.1 million, consisting of amortization expense of $.3 million offset by gains on sale of fixed assets and miscellaneous income of $.2 million.

      The Company’s effective tax rate was 37.4% and 38% of pre-tax income in fiscal 2005 and 2004, respectively.

      Net income for fiscal 2005 increased by $3.1 million, or 18.9%, to $19.7 million as compared to $16.5 million in fiscal 2004, due to the factors discussed.

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

      Gross profit for fiscal 2004 was $114.0 million or 40.8% of sales, as compared with $105.0 million or 40.7% of sales for fiscal 2003. The improvement in gross profit as a percentage of sales is primarily attributable to a decline in technician labor costs as well as distribution and occupancy costs which are included in cost of sales. Technician labor costs decreased due to better operational control and improved productivity, as measured by sales per man hour. Since the Company began formally tracking this statistic over the last seven years, productivity has increased every year, and since fiscal 1998, is up 32%.

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

      Operating income in fiscal 2004 of $29.3 million, or 10.5% of sales, increased by $5.4 million from the fiscal 2003 level of $23.9 million, due to the factors discussed above.

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

      Other expense, net, for fiscal 2004 was $.1 million, consisting of $.3 million in amortization expense partially offset by $.2 million of gains on sale of fixed assets and miscellaneous income. In fiscal 2003 the Company reported other income, net, of $.2 million, consisting of amortization expense of $.3 million offset by gains on sale of fixed assets and miscellaneous income of $.5 million.

      The Company’s effective tax rate was 38% of pre-tax income in fiscal 2004 and 2003.

      Net income for fiscal 2004 increased by $3.2 million, or 23.9%, to $16.5 million as compared to $13.3 million in fiscal 2003, due to the factors discussed.

Capital Resources and Liquidity

Capital Resources

      The Company’s primary capital requirements for fiscal 2005 were divided among the funding of the Henderson and Rice Acquisitions for $4.5 million, the Company’s store expansion program and the upgrading of facilities and systems in existing stores, totaling $18.6 million. In fiscal 2004, the Company’s primary capital requirements were divided among the Mr. Tire Acquisition in March 2004 for $25.5 million, and the Company’s store expansion program and the upgrading of facilities and systems in existing stores totaling $14.3 million.

      In both fiscal years 2005 and 2004, these capital requirements were primarily met by cash flow from operations and, additionally, in fiscal 2004, through the use of the Company’s Revolving Credit facility.

      In fiscal 2006, the Company intends to open approximately 16 new stores, of which 10 are expected to be stores located within BJ’s Wholesale Clubs. Total capital required to open a new store ranges, on average (based upon the last five fiscal years’ openings — excluding the acquired stores and BJ’s locations), from $300,000 to $1,000,000 depending on whether the store is leased, owned or land leased. Total capital required to open a store within a BJ’s Wholesale Club is substantially less than for a greenfield store.

      The Company also plans to continue to seek suitable acquisition candidates. Management believes that the Company has sufficient resources available (including cash flow from operations and bank financing) to expand its business as currently planned for the next several years.

Contractual Obligations

      Payments due by period under long-term debt, other financing instruments and commitments are as follows:

		Within	Within 2 to	Within 4 to	After
	Total	1 Year	3 Years	5 Years	5 Years

	(Dollars in thousands)
Long-term debt	$48,213	$1,585	$45,968	$0	$660
Capital lease commitments	9,153	343	903	1,081	6,826
Operating lease commitments	82,378	18,771	31,370	18,912	13,325

Total	$139,744	$20,699	$78,241	$19,993	$20,811

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

      In March 2003, the Company repaid the outstanding balance under its then existing term loan ($1.9 million) and renewed its credit facility agreement. The amended financing arrangement consists of an $83.4 million Revolving Credit facility (of which approximately $19.4 million was outstanding at March 26, 2005), and a non-amortizing credit loan (formerly synthetic lease financing) totaling $26.6 million (all of which was outstanding at March 26, 2005).

      The Revolving Credit portion of the facility has a three-year term expiring in September 2006. On June 27, 2003, the Company purchased the entity holding title to the properties and debt under the synthetic lease (see Note 3) and, accordingly, consolidated both the assets and debt related to such lease on its balance sheet from that date. In accordance with the Company’s credit facility agreement, the synthetic lease was converted to a three-year, non-amortizing revolving credit loan, also expiring in September 2006.

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

      Within the aforementioned $83.4 million Revolving Credit facility, the Company has available a sub-facility of $10 million for the purpose of issuing standby letters of credit. The line requires fees aggregating 1.375% annually of the face amount of each standby letter of credit, payable quarterly in arrears. There were $9.3 million in outstanding letters of credit under this line at March 26, 2005.

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

      In addition, the Company has financed certain store properties and equipment with capital leases, which amount to $9.2 million at March 26, 2005 and are due in installments through 2023.

      Certain of the Company’s long-term debt agreements require, among other things, the maintenance of specified interest and rent coverage ratios and amounts of tangible net worth. They also contain restrictions on dividend payments. The Company is in compliance with these requirements at March 26, 2005. These agreements permit mortgages and specific lease financing arrangements with other parties with certain limitations. In addition, the Company has received a waiver of applicable loan covenants allowing it to pay cash dividends during fiscal 2006.

Inflation

      The Company does not believe its operations have been materially affected by inflation. The Company has been successful, in many cases, in mitigating the effects of merchandise cost increases principally through the use of volume discounts and alternative vendors.

Financial Accounting Standards

      See “Recent Accounting Pronouncements” in Note 1 to the consolidated financial statements for a discussion of the impact of recently issued accounting standards on the Company’s consolidated financial statements as of March 26, 2005, for the year then ended, as well as the expected impact on the Company’s consolidated financial statements for future periods.

Item 7a.	Quantitative and Qualitative Disclosures about Market Risk

      The Company is exposed to market risk from potential changes in interest rates. At year end March 2005 and 2004, approximately 2% of the Company’s long-term debt, excluding capital leases, was at fixed interest rates and therefore, the fair value is affected by changes in market interest rates. The Company’s cash flow exposure on floating rate debt, which is not supported by interest rate swap agreements, would result in interest expense fluctuating approximately $.5 million based upon the Company’s debt position at fiscal year ended March 26, 2005 and $.6 million for fiscal year ended March 27, 2004, given a 1% change in LIBOR.

      The Company regularly evaluates these risks and has entered into an interest rate swap agreement, expiring in 2005, with a notional amount of $1.5 million. The agreement limits the interest rate exposure on the Company’s floating rate debt, related specifically to the mortgage on its office and warehouse facility in Rochester, New York, via the exchange of fixed and floating rate interest payments periodically over the life of the agreement without the exchange of the underlying principal amount. The fixed rate paid by the Company under this agreement is 7.15%. The Company believes the amount of risk and the use of derivative financial instruments described above are not material to the Company’s financial condition or results of operations.

      Long-term debt, including current portion, had a carrying amount of $48.2 million and a fair value of $47.9 million as of March 26, 2005, as compared to a carrying amount of $66.3 million and a fair value of $66.0 million as of March 27, 2004.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Monro Muffler Brake, Inc.:

      We have completed an integrated audit of Monro Muffler Brake, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of March 26, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated Financial Statements and Financial Statement Schedule

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Monro Muffler Brake, Inc. and its subsidiaries at March 26, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended March 26, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 2, the Company’s consolidated financial statements for the years ended March 27, 2004 and March 29, 2003 have been restated.

Internal Control over Financial Reporting

      Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of March 26, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 26, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Rochester, New York

June 9, 2005

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	March 26,	March 27,
	2005	2004

		Restated

	(Dollars in thousands)
ASSETS
Current assets:
Cash and equivalents	$888	$1,533
Trade receivables	2,162	1,975
Inventories	59,753	54,050
Deferred income tax asset	798	1,805
Other current assets	13,918	10,373

Total current assets	77,519	69,736

Property, plant and equipment	279,561	259,641
Less — Accumulated depreciation and amortization	(115,252)	(104,840)

Net property, plant and equipment	164,309	154,801
Deferred income tax asset		1,267
Goodwill	37,218	27,447
Intangible assets and other non-current assets	5,939	6,092

Total assets	$284,985	$259,343

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,928	$578
Trade payables	23,791	16,704
Federal and state income taxes payable	682	1,045
Accrued payroll, payroll taxes and other payroll benefits	8,736	8,963
Accrued insurance	4,622	3,072
Other current liabilities	10,602	9,763

Total current liabilities	50,361	40,125
Long-term debt	55,438	68,763
Accrued rent expense	7,829	7,671
Other long-term liabilities	3,332	3,791
Deferred income tax liability	536

Total liabilities	117,496	120,350

Commitments
Shareholders’ equity:
Class C Convertible Preferred Stock, $1.50 par value, $.144 conversion value at March 26, 2005 and March 27, 2004, 150,000 shares authorized; 65,000 shares issued and outstanding	97	97
Common Stock, $.01 par value, 20,000,000 shares authorized and 13,702,455 and 13,315,253 shares issued and outstanding at March 26, 2005 and March 27, 2004, respectively	137	133
Treasury Stock, 325,200 shares at March 26, 2005 and March 27, 2004, at cost	(1,831)	(1,831)
Additional paid-in capital	52,484	44,057
Accumulated other comprehensive income	(17)	(413)
Retained earnings	116,619	96,950

Total shareholders’ equity	167,489	138,993

Total liabilities and shareholders’ equity	$284,985	$259,343

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

	Year Ended Fiscal March

	2005	2004	2003

		Restated	Restated

	(Amounts in thousands,
	except per share data)
Sales	$337,409	$279,457	$258,026
Cost of sales, including distribution and occupancy costs	200,616	165,412	153,073

Gross profit	136,793	114,045	104,953
Operating, selling, general and administrative expenses	102,379	84,708	81,040

Operating income	34,414	29,337	23,913
Interest expense, net of interest income of $50 in 2005, $52 in 2004 and $57 in 2003	2,549	2,613	2,601
Other expense (income), net	463	48	(211)

Income before provision for income taxes	31,402	26,676	21,523
Provision for income taxes	11,733	10,136	8,179

Net income	$19,669	$16,540	$13,344

Earnings per share:
Basic	$1.50	$1.28	$1.05

Diluted	$1.35	$1.15	$.95

Weighted average number of common shares outstanding used in computing earnings per share:
Basic	13,102	12,954	12,699

Diluted	14,562	14,400	14,105

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Class C				Note			Accumulated
	Convertible			Additional	Receivable			Other
	Preferred	Common	Treasury	Paid-In	From	Retained		Comprehensive
	Stock	Stock	Stock	Capital	Shareholder	Earnings		Income	Total

	(Dollars in thousands)
Balance at March 30, 2002	$138	$84	$(1,831)	$37,933	$(183)	$67,112	*	$(666)	$102,587	*
Net income						13,344	*		13,344	*
Other comprehensive income:
FAS 133 adjustment(1)								194	194
Minimum pension liability adjustment(1)								(387)	(387)

Total comprehensive income									13,151	*
Conversion of Class C convertible preferred stock into common stock	(41)	2		39
Tax benefit from exercise of stock options				351					351
Exercise of stock options		2		2,044					2,046
Note receivable from shareholder					105				105
Vesting of non-qualified stock options				1,811					1,811

Balance at March 29, 2003	97	88	(1,831)	42,178	(78)	80,456	*	(859)	120,051	*
Net income						16,540	*		16,540	*
Other comprehensive income:
FAS 133 adjustment(1)								397	397
Minimum pension liability adjustment(1)								49	49

Total comprehensive income									16,986	*
Tax benefit from exercise of stock options				279					279
Exercise of stock options		1		1,210					1,211
Shares issued in connection with three-for-two stock split		44				(46)			(2)
Note receivable from shareholder					78				78
Issuance of warrants in connection with the acquisition of Mr. Tire				390					390

Balance at March 27, 2004	97	133	(1,831)	44,057	0	96,950	*	(413)	138,993	*
Net income						19,669			19,669
Other comprehensive income:
FAS 133 adjustment(1)								58	58
Minimum pension liability adjustment(1)								338	338

Total comprehensive income									20,065
Tax benefit from exercise of stock options				644					644
Issuance of stock: payment for acquisition		2		6,430					6,432
Exercise of stock options		2		1,353					1,355

Balance at March 26, 2005	$97	$137	$(1,831)	$52,484	$0	$116,619		$(17)	$167,489

(1)	Components of comprehensive income are reported net of related taxes of $242, $273 and $86 in fiscal years 2005, 2004 and 2003, respectively.

*	As restated: Retained earnings for March 30, 2002 as initially reported was $71,069. See Note 2 to these financial statements for other years.

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended Fiscal March

	2005	2004	2003

		Restated	Restated

	(Dollars in thousands)
	Increase (Decrease) in Cash
Cash flows from operating activities:
Net income	$19,669	$16,540	$13,344

Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	15,724	14,001	12,850
Non-qualified stock option expense			1,603
Net change in deferred income taxes	1,939	1,957	(199)
Loss (gain) on disposal of property, plant and equipment	197	(48)	(70)
Increase in trade receivables	(187)	(73)	(287)
(Increase) decrease in inventories	(4,870)	840	(4,247)
Increase in other current assets	(3,368)	(1,299)	(2,764)
(Increase) decrease in other noncurrent assets	(531)	791	(177)
Increase (decrease) in trade payables	7,087	(251)	3,192
Increase (decrease) in accrued expenses	2,178	(804)	3,514
Increase (decrease) in income taxes payable	281	(189)	945
(Decrease) increase in other long-term liabilities	(478)	1,384	(315)

Total adjustments	17,972	16,309	14,045

Net cash provided by operating activities	37,641	32,849	27,389

Cash flows from investing activities:
Capital expenditures	(18,586)	(14,327)	(14,822)
Payment for purchase of Brazos Automotive Properties, L.P.		(947)
Acquisitions, net of cash acquired	(4,539)	(25,506)	(7,228)
Proceeds from the sale of property, plant and equipment	1,986	2,212	421

Net cash used for investing activities	(21,139)	(38,568)	(21,629)

Cash flows from financing activities:
Proceeds from borrowings	121,674	174,495	115,060
Principal payments on long-term debt and capital lease obligations	(140,176)	(168,521)	(123,239)
Payment of fractional shares related to stock split		(2)
Exercise of stock options	1,355	1,211	2,046

Net cash (used for) provided for financing activities	(17,147)	7,183	(6,133)

(Decrease) increase in cash	(645)	1,464	(373)
Cash at beginning of year	1,533	69	442

Cash at end of year	$888	$1,533	$69

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Significant Accounting Policies

Background

      Monro Muffler Brake, Inc. and its wholly owned subsidiaries, Monro Service Corporation and Monro Leasing, LLC (the “Company”), is engaged principally in providing automotive undercar repair services in the United States. The Company had 626 Company-operated stores and 16 dealer-operated automotive repair centers located primarily in the northeast region of the United States as of March 26, 2005. The Company’s operations are organized and managed in one operating segment.

Accounting estimates

      The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with such principles requires the use of estimates by management during the reporting period. Actual results could differ from those estimates.

Fiscal year

      The Company reports its results on a 52/53 week fiscal year ending on the last Saturday of March of each year. The following are the dates represented by each fiscal period:

      “Year ended Fiscal March 2005”: March 28, 2004 — March 26, 2005 (52 weeks)

      “Year ended Fiscal March 2004”: March 30, 2003 — March 27, 2004 (52 weeks)

      “Year ended Fiscal March 2003”: March 31, 2002 — March 29, 2003 (52 weeks)

Consolidation

      The consolidated financial statements include the Company and its wholly owned subsidiaries, Monro Service Corporation and Monro Leasing, LLC, after the elimination of intercompany transactions and balances.

Revenue recognition

      Sales are recorded upon completion of automotive undercar repair and tire services provided to customers. Sales of tire road hazard warranties are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin 90-1. Revenue from the sale of these agreements is recognized on a straight-line basis over the contract period or other method where costs are not incurred ratably.

Cash equivalents

      The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

Inventories

      The Company’s inventories consist of automotive parts and tires. Inventories are valued at the lower of cost or market value using the first-in, first-out (FIFO) method.

Barter credits received for properties sold/sublet

      The Company accounts for the receipt of barter credits in accordance with Emerging Issues Task Force (“EITF”) Issue No. 93-11, “Accounting for Barter Transactions”. Barter credits are recorded in the appropriate period when used depending upon the nature of the related expenditure.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, plant and equipment

      Property, plant and equipment are stated at cost. Depreciation of property, plant and equipment is provided on the straight-line basis. Buildings and improvements related to owned locations are depreciated over lives varying from 10 to 39 years; machinery, fixtures and equipment over lives varying from 5 to 15 years; and vehicles over lives varying from 3 to 8 years. Computer software is depreciated over lives varying from 3 to 7 years. Buildings and improvements related to leased locations are depreciated over the shorter of the asset’s useful life or the reasonably assured lease term, as defined in Statement of Financial Accounting Standards No. 98 (“SFAS 98”), “Accounting for Leases”. When property is sold or retired, the cost and accumulated depreciation are eliminated from the accounts and a gain or loss is recorded in the Statement of Income. Expenditures for maintenance and repairs are expensed as incurred.

      Certain leases have been capitalized and are classified on the balance sheet as fixed assets. These assets are being amortized on a straight-line basis over their estimated lives, which coincide with the terms of the leases (See Note 5).

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

Leases

      The Company recognizes rent expense, including rent escalations, on a straight-line basis over the reasonably assured lease term, as defined in SFAS 98. Generally, the lease term is the base lease term plus certain renewal option periods for which renewal is reasonably assured.

Goodwill and intangible assets

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

Warranty

      The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. The warranty reserve and warranty expense related to all product warranties at and for the fiscal years ended March 2005, 2004 and 2003 were not material to the Company’s financial position or results of operations.

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

Comprehensive income

      Comprehensive income is reported in accordance with Statement of Financial Accounting Standards No. 130 (“SFAS 130”), “Reporting Comprehensive Income.” As it relates to the Company, comprehensive income is defined as net earnings as adjusted for minimum pension liability and SFAS 133 adjustment to equity, and is reported net of related taxes in the Statement of Changes in Shareholders’ Equity.

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

	Year Ended Fiscal March

	2005	2004	2003

		Restated	Restated

	(Dollars in thousands,
	except per share data)
Net income, as reported	$19,669	$16,540	$13,344
Add: Total stock-based employee compensation expense recorded in accordance with APB 25, net of tax effect			994
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax effect	(1,059)	(794)	(1,953)

Pro forma net income	$18,610	$15,746	$12,385

Earnings per share:
Basic — as reported	$1.50	$1.28	$1.05

Basic — pro forma	$1.42	$1.22	$.98

Diluted — as reported	$1.35	$1.15	$.95

Diluted — pro forma	$1.28	$1.09	$.89

      Pro forma compensation expense computed under SFAS 123 for fiscal 2003 includes approximately $400,000 related to 120,000 stock options granted to the Company’s Chief Executive Officer in that year. These stock options were immediately vested. In addition, stock option expense as recorded under APB 25 in fiscal 2003 related to the vesting of 150,000 performance-based stock options for the Company’s Chief Executive Officer.

      The weighted average fair value of options granted during fiscal 2005, 2004 and 2003 was $11.06, $10.91 and $8.97, respectively. The fair values of the options granted were estimated on the date of their grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended Fiscal March

	2005	2004	2003

Risk free interest rate	4.53%	3.86%	4.46%
Expected life	9 years	9 years	9 years
Expected volatility	28.7%	29.2%	29.6%
Expected dividend yield	0%	0%	0%

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

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings per share

      Earnings per share for all periods have been calculated in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”. Basic earnings per share is calculated by dividing net income by the weighted average number of shares of Common Stock outstanding during the year. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of Common Stock and equivalents outstanding during the year. Common Stock equivalents represent shares issuable upon assumed exercise of stock options and stock purchase warrants. (See Note 11.)

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

      Prepaid advertising at fiscal year end March 2005 and 2004, and advertising expense for the fiscal years ended March 2005, 2004 and 2003, were not material to these financial statements.

Vendor Rebates and Cooperative Advertising Credits

      In accordance with EITF 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor”, for vendor agreements entered into or modified after December 31, 2002, the Company accounts for vendor rebates and cooperative advertising credits as a reduction of the cost of products purchased, except where the rebate or credit is a reimbursement of costs incurred to sell the vendor’s product, in which case it is offset against the costs incurred. Vendor rebates and credits associated with vendor agreements entered into prior to December 31, 2002 are recognized as cooperative advertising income as earned and are classified as a reduction of selling, general and administrative expenses.

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

Reclassifications

      Certain amounts in these financial statements have been reclassified to maintain comparability among the periods presented.

Recent accounting pronouncements

      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

awards on the grant date (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period (usually the vesting period). SFAS 123R is effective for public entities as of the beginning of the first annual reporting period that begins after June 15, 2005 (the Company’s fiscal year 2007). The Company discloses the pro forma impact of expensing stock options in accordance with SFAS 123, as originally issued, in Note 1 to the consolidated financial statements and is still assessing the impact that SFAS 123R will have on its financial statements.

      In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs”, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) by requiring these items to be recognized as current-period charges. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted. The Company does not believe the adoption of SFAS 151 will have a material impact on its financial statements.

      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets”, an amendment of APB Opinion No. 29. This Statement addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of SFAS 153 will have a material impact on its financial statements.

Note 2 — Restatement of Financial Statements

      During the fourth quarter of fiscal 2005, the Company conducted a review of its lease accounting practices. As a result of the review, the Company revised its lease accounting policies to comply with generally accepted accounting principles.

      Historically, the Company followed a practice in which it computed straight-line rent expense for the current term of the lease only, while depreciating buildings and leasehold improvements over longer periods. The Company has revised its lease accounting policies to recognize rent expense including rent escalations, on a straight-line basis over the reasonably assured lease term, as defined in SFAS 98, “Accounting for Leases”. Additionally, the Company modified its accounting to depreciate buildings and leasehold improvements over the shorter of their estimated useful lives or the reasonably assured lease term.

      As a result of this accounting revision, the Company restated its financial statements for prior periods, including the quarterly financial information for fiscal 2004 and the first three quarters of fiscal 2005 (see Selected Quarterly Financial Information attached to these Notes to Consolidated Financial Statements). The impact of the restatement on periods prior to 2003 has been reflected as a reduction of retained earnings of $4.0 million as of March 30, 2002 in the accompanying Consolidated Statement of Stockholders’ Equity.

      The effects of the restatement on previously reported Consolidated Financial Statements as of March 27, 2004 and for the years ended March 27, 2004 and March 29, 2003 are summarized below.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial statement caption

	Year Ended Fiscal March

	2004		2003
	As Previously	2004	As Previously	2003
	Reported	As Restated	Reported	As Restated

	(Dollars in thousands, except for per share amounts)
Consolidated Statement of Income
Cost of sales, including distribution and occupancy costs	$164,650	$165,412	$152,432	$153,073
Gross profit	114,807	114,045	105,594	104,953
Operating income	30,099	29,337	24,554	23,913
Other expense (income), net	59	48	(189)	(211)
Income before provision for income taxes	27,427	26,676	22,142	21,523
Provision for income taxes	10,422	10,136	8,414	8,179
Net income	17,005	16,540	13,728	13,344
Earnings per share — basic	$1.31	$1.28	$1.08	$1.05
Earnings per share — diluted	$1.18	$1.15	$0.97	$0.95
Consolidated Balance Sheet
Deferred income tax asset	2,811	1,805
Total current assets	70,742	69,736
Accumulated depreciation and amortization	(99,925)	(104,840)
Net property, plant and equipment	159,716	154,801
Non-current deferred income tax asset		1,267
Goodwill	26,240	27,447
Total assets	262,790	259,343
Other current liabilities	12,216	9,763
Total current liabilities	42,578	40,125
Accrued rent expense		7,671
Deferred income tax liability	3,859
Total liabilities	118,991	120,350
Retained earnings	101,756	96,950
Total shareholders’ equity	143,799	138,993
Total liabilities and shareholders’ equity	262,790	259,343
Consolidated Statement of Cash Flows
Depreciation and amortization	13,204	14,001	12,338	12,850
Net change in deferred income taxes	2,243	1,957	84	(199)
Gain on disposal of property, plant and equipment	(37)	(48)	(48)	(70)
Increase in noncurrent assets			(99)	(177)
Increase (decrease) in accrued expenses	328	(804)	3,566	3,514
Increase (decrease) in other long-term liabilities	287	1,384	(622)	(315)
Total adjustments	15,844	16,309	13,661	14,045

      The restatement resulted in an increase to goodwill of approximately $1 million as of March 2005 due to corrections of the opening balance sheet accrual for straight-line rent expense for certain leases assumed in the acquisitions of stores from SMK Speedy International Inc. and Kimmel Automotive, Inc. In addition, Other expense (income), net, changed as a result of changes in the gain or loss on disposal of assets for which depreciation expense was restated.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 —	Acquisitions

Fiscal 2005

Rice Tire and Henderson Holdings

      Effective October 17, 2004, the Company acquired five retail tire and automotive repair stores located in and around Frederick, Maryland from Donald B. Rice Tire Co., Inc. (the “Rice Tire Acquisition”) and on March 6, 2005, the Company acquired 10 retail tire and automotive repair stores located in southern Maryland from Henderson Holdings, Inc. (the “Henderson Acquisition”). These stores produce approximately $19 million in sales annually. The Company operates 14 of these retail locations under the Mr. Tire brand name and one under the Tread Quarters brand name. The Company purchased all of the operating assets of these stores, including fixed assets and certain inventory, and assumed certain liabilities, including obligations pursuant to the real property leases for certain of the retail store locations. The total purchase price of these stores was approximately $11.6 million which was funded through $5.1 million in cash and the assumption of liabilities and the issuance of 240,206 shares of the Company’s common stock, which was valued at $6.5 million. In addition, the Company recorded buildings and capital lease obligations in the amount of approximately $6 million in connection with new leases with the seller of Henderson Holdings for nine of the properties acquired. The purchase price and the related accounting for these acquisitions is subject to adjustments to reflect final counts of inventory and fixed assets and the completion of the Company’s purchase accounting procedures, including finalizing the valuation of certain tangible and intangible assets. The results of operation of these stores is included in the Company’s income statement from their respective dates of acquisition.

Fiscal 2004

Mr. Tire

      Effective March 1, 2004 the Company acquired 36 tire and automotive repair locations in the Baltimore, Maryland and Arlington, Virginia areas from Mr. Tire, Inc. (the “Seller”) and its sole shareholder, Atlantic Automotive Corp. (“Atlantic”) (the “Mr. Tire Acquisition”). The acquired locations included 26 leased retail stores and 10 kiosks which operated in Atlantic automotive dealerships. The kiosks have since been closed. The Company operates the stores under the Mr. Tire brand name.

      The purchase price amounted to approximately $29 million and was paid in $25.5 million of cash, including transaction costs, $3 million in assumed liabilities and $.4 million in warrants to purchase 100,000 shares of the Company’s common stock. The operating results of the acquired Mr. Tire locations are included in the Company’s financial statements from March 1, 2004.

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

	Year Ended Fiscal March

	2004	2003

	(Dollars in thousands,
	except for per share amounts)
Sales	$325,000	$302,000
Net income (as restated, see Note 2)	$17,048	$13,651
Earnings per share (as restated, see Note 2):
Basic	$1.32	$1.07

Diluted	$1.18	$.97

      The strike price of the warrant shares of $22.33 per share exceeded the Company’s average stock price in fiscal 2003 and 2004. Accordingly, the related shares were excluded from weighted average shares used to compute pro forma earnings per share. The warrants expire on March 1, 2006.

Buyout of synthetic lease properties

      On June 27, 2003, the Company purchased the land and buildings under its existing synthetic lease facility through the acquisition of the general and limited partnership interests in Brazos Automotive Properties, L.P. (“BAP”), for approximately $.9 million in cash (the “Lease Buyout”). The Lease Buyout was financed through the Company’s existing credit facility. BAP held the title related to 86 properties leased, under an operating lease, to a subsidiary of the Company and used in the conduct of the Company’s auto service business. BAP was also the debtor on a $26.6 million loan related to these properties. BAP, which became a wholly owned subsidiary of the Company as a result of the Lease Buyout, was established in 1998 for the purpose of acquiring certain properties and leasing them to the Company.

      As a result of this Lease Buyout, land and buildings, at their fair value of approximately $27.5 million, including acquisition costs, have been reflected on the Company’s balance sheet. Additionally, long-term debt of $26.6 million has also been reflected. The debt is non-amortizing and is due in September 2006 (See Note 7).

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

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 —	Other Current Assets

      The composition of other current assets is as follows:

	Year Ended Fiscal
	March

	2005	2004

	(Dollars in thousands)
Prepaid pension asset	$4,880	$2,323
Other receivables	4,665	3,934
Other	4,373	4,116

	$13,918	$10,373

Note 5 — Property, Plant and Equipment

      The major classifications of property, plant and equipment are as follows:

	March 26, 2005			March 27, 2004 — Restated

		Assets			Assets
		Under			Under
	Assets	Capital		Assets	Capital
	Owned	Lease	Total	Owned	Lease	Total

	(Dollars in thousands)
Land	$40,900		$40,900	$41,157		$41,157
Buildings and improvements	120,060	$10,682	130,742	116,449	$4,332	120,781
Equipment, signage and fixtures	95,744		95,744	85,322		85,322
Vehicles	11,085	165	11,250	9,601	759	10,360
Construction-in-progress	925		925	2,021		2,021

	268,714	10,847	279,561	254,550	5,091	259,641
Less — Accumulated depreciation and amortization	112,110	3,142	115,252	101,235	3,605	104,840

	$156,604	$7,705	$164,309	$153,315	$1,486	$154,801

      Capitalized interest costs aggregated $13,000 in fiscal 2005 and $30,000 in fiscal 2004.

      Amortization expense recorded under capital leases totaled $332,000, $365,000 and $406,000 for the fiscal years ended March 2005, 2004 and 2003, respectively.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Goodwill and Intangible Assets

      The changes in goodwill during fiscal 2004 and 2005 were as follows:

(Dollars in thousands)

Balance at March 29, 2003 (Restated)	$9,357
Acquisition	17,973
Other adjustments	117

Balance at March 27, 2004 (Restated)	27,447
Acquisitions	7,961
Other adjustments	1,810

Balance at March 26, 2005	$37,218

      The goodwill acquired in fiscal 2004 relates to the Mr. Tire Acquisition. In fiscal 2005, approximately $7.8 million of the goodwill acquired relates to the Rice and Henderson Acquisitions (see Note 3) and the remainder to purchases of a store unrelated to these acquisitions. The goodwill from the acquisitions completed in fiscal 2004 and 2005 is deductible for income tax purposes. The amount of goodwill recorded for the fiscal 2005 acquisitions is subject to change for the impact of the purchase price adjustments provided for in the related purchase agreements, the finalization of valuation of tangible and intangible assets acquired and completion of purchase accounting procedures.

      The other goodwill adjustments recorded in fiscal 2005 relate to the adjustment of deferred tax and other accounts for acquisitions completed prior to fiscal 2005 and the elimination of the $400,000 intangible asset related to the Mr. Tire kiosk agreement recorded in fiscal 2004 in connection with the Mr. Tire Acquisition. These kiosk locations were closed in fiscal 2005.

      The Company performed its required annual impairment test of goodwill during the third quarter of fiscal 2005. No impairment loss resulted from that annual impairment test.

      Other intangible assets consist of the following at March 2005 and 2004:

	March 26, 2005		March 27, 2004

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

	(Dollars in thousands)
Customer list	$3,611	$183	$2,290	$13
Trade name	2,260	966	2,000	428
Other intangible assets	420	205	820	152

Total intangible assets	6,291	1,354	5,110	593
Other non-current assets	1,002		1,575

	$7,293	$1,354	$6,685	$593

      The Company’s intangible assets are being amortized over their estimated useful lives. The weighted average useful lives of the Company’s intangible assets are 15 years for customer list, four years for trade names and eight years for other intangible assets.

      Amortization of intangible assets during fiscal 2005 and 2004 totaled $761,000 and $303,000, respectively.

      Substantially all intangible assets are tax deductible, except for the amortization of the Tread Quarters trade name ($1 million assigned value).

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Estimated future amortization of intangible assets is as follows:

Year Ending Fiscal March	(Dollars in thousands)

2006	$922
2007	894
2008	383
2009	243
2010	243
Thereafter	2,252

$4,937

Note 7 — Long-term Debt

      Long-term debt consists of the following:

	March 26,	March 27,
	2005	2004

	(Dollars in thousands)
Revolving Credit Facility, LIBOR-based (a)	$19,374	$37,300
Revolving Credit Loan, LIBOR-based (a)	26,558	26,558
Mortgage Note Payable, LIBOR plus .8%, secured by warehouse and office building, due in installments through 2006 (a)	1,569	1,718
Mortgage Note Payable, non-interest bearing, secured by warehouse and office land, due in one installment in 2015	660	660
Obligations under capital leases at various interest rates, secured by store properties and certain equipment, due in installments through 2023	9,153	3,038
Note payable, 7.75%, partially secured by store equipment, due in installments through 2008	52	67

	57,366	69,341
Less — Current portion	1,928	578

	$55,438	$68,763

(a)	The prime rate at March 26, 2005 was 5.75%. The London Interbank Offered Rate (LIBOR) at March 26, 2005 was 2.85%.

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

      In March 2003, the Company repaid the outstanding balance under its then existing term loan ($1.9 million) and renewed its credit facility agreement. The amended financing arrangement consists of an $83.4 million Revolving Credit facility (of which approximately $19.4 million was outstanding at March 26, 2005), and a non-amortizing credit loan (formerly synthetic lease financing) totaling $26.6 million (all of which was outstanding at March 26, 2005).

      The Revolving Credit portion of the facility has a three-year term expiring in September 2006. On June 27, 2003, the Company purchased the entity holding title to the properties and debt under the synthetic lease (see

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3) and, accordingly, consolidated both the assets and debt related to such lease on its balance sheet from that date. In accordance with the Company’s credit facility agreement, the synthetic lease was converted to a three-year, non-amortizing revolving credit loan, also expiring in September 2006.

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

      Within the aforementioned $83.4 million Revolving Credit facility, the Company has available a sub-facility of $10 million for the purpose of issuing standby letters of credit. The line requires fees aggregating 1.375% annually of the face amount of each standby letter of credit, payable quarterly in arrears. There were $9.3 million in outstanding letters of credit under this line at March 26, 2005.

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

      In addition, the Company has financed certain store properties and equipment with capital leases which amount to $9.2 million at March 26, 2005 and are due in installments through 2023.

      The Company was a party to two additional interest rate swap agreements that expired in August 2003, with an aggregate notional amount of $34 million. The purpose of these agreements was to limit the interest rate exposure on the Company’s floating rate debt. Fixed rates under these agreements ranged from 5.21% to 5.23%.

      Certain of the Company’s long-term debt agreements require, among other things, the maintenance of specified interest and rent coverage ratios and amounts of tangible net worth. They also contain restrictions on dividend payments. The Company is in compliance with these requirements at March 26, 2005. These agreements permit mortgages and specific lease financing arrangements with other parties with certain limitations. In addition, the Company has received a waiver of applicable loan covenants allowing it to pay cash dividends during fiscal 2006.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Aggregate debt maturities over the next five years and thereafter are as follows:

	Capital Leases

	Aggregate	Imputed	All Other
Year Ending Fiscal March	Amount	Interest	Debt	Total

	(Dollars in thousands)
2006	$1,482	$(1,139)	$1,585	$1,928
2007	1,504	(1,103)	45,950	46,351
2008	1,530	(1,028)	18	520
2009	1,471	(942)		529
2010	1,405	(853)		552
Thereafter	13,186	(6,360)	660	7,486

Total				$57,366

Note 8 — Fair Value of Financial Instruments

      Financial instruments consist of the following:

	March 26, 2005			March 27, 2004

	Notional	Carrying	Fair	Notional	Carrying	Fair
	Amount	Amount	Value	Amount	Amount	Value

	(Dollars in thousands)
Liabilities
Long-term debt, including current portion and excluding capital leases		$48,213	$47,932		$66,303	$65,962
Derivative Instruments
Interest rate swap agreement (a)	$1,524	$(28)	$(28)	$1,668	$(120)	$(120)

(a)	This agreement is intended to manage exposure to interest rate risks associated with long-term debt.

      The fair value of cash and cash equivalents, accounts receivable and accounts payable approximated book value at March 26, 2005 and March 27, 2004 because their maturity is generally less than one year in duration. The fair value of long-term debt was estimated based on discounted cash flow analyses using either quoted market prices for the same or similar issues, or the current interest rates offered to the Company for debt with similar maturities.

      While it is not the Company’s intention to terminate its derivative financial instruments, fair values were estimated, based on market rates or quotes from brokers, which represented the amounts that the Company would receive or pay if the instruments were terminated at the respective balance sheet dates. These fair values indicated that the termination of interest rate swaps would have resulted in a $28,000 loss and a $120,000 loss as of March 26, 2005 and March 27, 2004, respectively.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 — Income Taxes

      The components of the provision for income taxes are as follows:

	Year Ended Fiscal March

	2005	2004	2003

		Restated	Restated

	(Dollars in thousands)
Currently payable —
Federal	$9,076	$7,180	$7,934
State	937	644	882

	10,013	7,824	8,816

Deferred —
Federal	1,414	1,830	(633)
State	306	482	(4)

	1,720	2,312	(637)

Total	$11,733	$10,136	$8,179

      Deferred tax (liabilities) assets consist of the following:

	March 26,	March 27,	March 29,
	2005	2004	2003

		Restated	Restated

	(Dollars in thousands)
Property and equipment	$(5,835)	$(5,822)	$(3,768)
Pension	(1,969)	(634)	(468)
Prepaid expenses	(684)	(711)	(805)
Goodwill	(251)
Other	(362)	(397)	(1,206)

Gross deferred tax liabilities	(9,101)	(7,564)	(6,247)

Warranty and other reserves	2,253	3,426	3,173
Insurance reserves	1,576	1,150	796
Deferred rent	3,122	2,648	2,224
Stock options	932	923	1,012
Goodwill		1,169	1,751
Other	1,480	1,320	1,658

Gross deferred tax assets	9,363	10,636	10,614

Net deferred tax asset	$262	$3,072	$4,367

      The Company has $1.8 million of state net operating loss carryforwards available as of March 26, 2005. The carryforwards expire in varying amounts from 2006 through 2022.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation between the U.S. Federal statutory tax rate and the effective tax rate reflected in the accompanying financial statements is as follows:

	Year Ended Fiscal March

			2004		2003
	2005		Restated		Restated

	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Federal income tax based on statutory tax rate applied to income before taxes	$10,991	35.0	$9,336	35.0	$7,533	35.0
State income tax, net of federal income tax benefit	804	2.6	705	2.6	571	2.7
Other	(62)	(.2)	95	.4	75	.3

	$11,733	37.4	$10,136	38.0	$8,179	38.0

Note 10 — Convertible Preferred Stock and Common Stock

      A summary of the changes in the number of shares of Class C preferred stock and common stock is as follows:

		Class C
		Convertible
	Common	Preferred	Treasury
	Stock Shares	Stock Shares	Stock
	Issued	Issued	Shares

Balance at March 30, 2002	8,435,324	91,727	216,800
Conversion of Class C Convertible preferred stock into common stock	185,218	(26,727)
Stock options exercised	165,318

Balance at March 29, 2003	8,785,860	65,000	216,800
Shares issued in connection with three-for-two stock split	4,433,151		108,400
Stock options exercised	96,242

Balance at March 27, 2004	13,315,253	65,000	325,200
Shares issued in connection with Henderson Acquisition	240,206
Stock options exercised	146,996

Balance at March 26, 2005	13,702,455	65,000	325,200

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

      In connection with the March 2005 Henderson Acquisition, the Company issued 240,206 shares of common stock to the seller. (See Note 3). The Company has committed to submit all required information to register the resale of these shares.

      Holders of at least 60% of the Class C preferred stock must approve any action authorized by the holders of common stock. In addition, there are certain restrictions on the transferability of shares of Class C preferred stock. In the event of a liquidation, dissolution or winding-up of the Company, the holders of the Class C

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

preferred stock would be entitled to receive $1.50 per share out of the assets of the Company before any amount would be paid to holders of common stock. The conversion value of the Class C convertible preferred stock is $.144 per share at March 26, 2005.

      Under the 1984 and 1987 Incentive Stock Option Plans, 1,091,508 shares (as retroactively adjusted for stock dividends and the stock split) of common stock were reserved for issuance to officers and key employees. The 1989 Incentive Stock Option Plan authorized an additional 1,126,558 shares (as retroactively adjusted for stock dividends and the stock split) for issuance.

      In November 1998, the Board of Directors authorized the 1998 Incentive Stock Option Plan, reserving 1,125,000 shares (as retroactively adjusted for the stock split) of common stock for issuance to officers and key employees. The Plan was approved by shareholders in August 1999.

      In May 2003, the Board of Directors authorized an additional 300,000 shares (as retroactively adjusted for the stock split) for issuance under the 1998 Plan, which was approved by shareholders in August 2003. In June 2005, the Compensation Committee of the Board of Directors (the “Compensation Committee”) authorized an additional 360,000 shares, subject to the approval of shareholders in August 2005.

      Generally, options vest within the first five years of their term, and have a duration of ten years. Outstanding options are exercisable for various periods through November 2014.

      A summary of changes in outstanding stock options (as retroactively adjusted for stock dividends and the stock split) is as follows:

	Weighted Average			Available
	Exercise Price	Outstanding	Exercisable	For Grant

At March 30, 2002	$6.58	1,309,470	778,728	512,813
Granted	$12.67	290,588		(290,588)
Became exercisable			470,417
Exercised	$8.22	(211,509)	(211,509)
Canceled	$9.03	(31,626)	(7,905)	30,255

At March 29, 2003	$7.55	1,356,923	1,029,731	252,480
Authorized				300,000
Granted	$15.64	173,363		(173,363)
Became exercisable			107,759
Exercised	$8.84	(122,800)	(122,800)
Canceled	$12.38	(35,128)	(2,711)	35,087

At March 27, 2004	$8.32	1,372,358	1,011,979	414,204
Granted	$23.67	108,213		(108,213)
Became exercisable			133,421
Exercised	$9.43	(92,288)	(92,288)
Canceled	$15.42	(38,863)	(4,889)	38,758

At March 26, 2005	$9.26	1,349,420	1,048,223	344,749

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about fixed stock options outstanding at March 26, 2005:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Shares	Remaining	Exercise	Shares	Exercise
Exercise Prices	Under Option	Life	Price	Under Option	Price

$4.75 - $ 7.00	722,572	3.81	$5.25	722,572	$5.25
$7.01 - $13.00	310,865	6.00	$10.16	264,031	$10.33
$13.01 - $25.07	315,983	8.20	$17.55	61,620	$14.41

      In August 1994, the Board of Directors authorized a non-employee directors’ stock option plan which was approved by shareholders in August 1995. The Plan initially reserved 100,278 shares of common stock (as retroactively adjusted for stock dividends and the stock split), and provides for (i) the grant to each non-employee director as of August 1, 1994 of an option to purchase 4,559 shares of the Company’s common stock (as retroactively adjusted for stock dividends and the stock split) and (ii) the annual grant to each non-employee director of an option to purchase 4,559 shares (as retroactively adjusted for stock dividends and the stock split) on the date of the annual meeting of shareholders beginning in 1995. The options expire ten years from the date of grant and an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Options issued to directors generally vest immediately upon issuance.

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

      In June 2005, subject to the approval of shareholders in August 2005, the Compensation Committee authorized an additional 50,000 shares.

      A summary of changes in these stock options is as follows:

				Available
	Option Price			for
	Per Share	Outstanding	Exercisable	Grant

At March 30, 2002	$8.53	255,264	255,264	44,889
Exercised	$ 8.53	(36,468)	(36,468)
Granted	$12.82	27,351	27,351	(27,351)
Canceled	$12.82	(4,558)	(4,558)	4,558

At March 29, 2003	$8.93	241,589	241,589	22,096
Authorized				90,000
Exercised	$ 9.75	(13,676)	(13,676)
Granted	$20.19	31,910	31,910	(31,910)

At March 27, 2004	$10.27	259,823	259,823	80,186
Authorized
Exercised	$8.83	(54,700)	(54,700)
Granted	$22.86	31,913	31,913	(31,913)

At March 26, 2005	$12.30	237,036	237,036	48,273

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Note 11 — Earnings Per Common Share

      The following is a reconciliation of basic and diluted earnings per common share for the respective years:

	Year Ended Fiscal March

	2005	2004	2003

		Restated	Restated

	(Amounts in thousands,
	except per share data)
Numerator for earnings per common share calculation:
Net Income	$19,669	$16,540	$13,344

Denominator for earnings per common share calculation:
Weighted average common shares, basic	13,102	12,954	12,699
Effect of dilutive securities:
Preferred stock	676	676	732
Stock options and warrants	784	770	674

Weighted average common shares, diluted	14,562	14,400	14,105

Basic earnings per common share:	$1.50	$1.28	$1.05

Diluted earnings per common share:	$1.35	$1.15	$.95

      The computation of diluted earnings per common share for fiscal years 2005, 2004 and 2003 excludes the effect of assumed exercise of approximately 56,000, 108,000 and 99,000, respectively, of stock options and warrants, as the exercise price of these options and warrants was greater than the average market value of the Company’s Common Stock for those periods, resulting in an anti-dilutive effect on diluted earnings per share.

Note 12 — Operating Leases and Other Commitments

      The Company leases retail facilities under noncancellable lease agreements which expire at various dates through fiscal year 2026. In addition to stated minimum payments, certain real estate leases have provisions for contingent rentals when retail sales exceed specified levels. Generally, the leases provide for renewal for various periods at stipulated rates. Most of the facilities’ leases require payment of property taxes, insurance and maintenance costs in addition to rental payments, and several provide an option to purchase the property at the end of the lease term.

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

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Future minimum payments required under noncancellable leases are as follows:

		Less –
		Sublease
Year Ending Fiscal March	Leases	Income	Net

	(Dollars in thousands)
2006	18,771	(516)	18,255
2007	17,206	(461)	16,745
2008	14,164	(409)	13,755
2009	10,919	(315)	10,604
2010	7,993	(241)	7,752
Thereafter	13,325	(483)	12,842

Total	$82,378	$(2,425)	$79,953

      Rent expense under operating leases, net of sublease income, totaled $18,514,000, $16,870,000 and $18,342,000 in fiscal 2005, 2004 and 2003, respectively, including contingent rentals of $316,000, $277,000 and $283,000 in each respective fiscal year. Sublease income totaled $311,000, $339,000 and $313,000, respectively, in fiscal 2005, 2004 and 2003. As described in Note 3, rent expense is lower in fiscal 2004 primarily due to the June 2003 buyout of properties under the Company’s former synthetic lease agreement. In fiscal 2005, the addition of the recently acquired Mr. Tire, Rice and Henderson stores contributed to the increased rent expense.

      The Company has entered into various contracts with parts and tire suppliers, certain of which require the Company to buy up to 100% of its annual purchases of specific products including brakes, exhaust, oil and ride control at market prices. The agreements expire at various dates through March 2010. The Company believes these agreements provide it with high quality, branded merchandise at preferred pricing, along with strong marketing and training support.

      The Company amended its employment agreement (the “CEO Agreement”) in May 2005 with Robert G. Gross, its President and Chief Executive Officer. The CEO Agreement, which provides for a base salary plus a bonus, subject to the discretion of the Compensation Committee, has a term ending December 31, 2007. The CEO Agreement also provides for a special retention bonus of $250,000 payable annually on each January 1 beginning in 2003 and ending in 2006. The CEO Agreement includes a covenant against competition with the Company for two years after termination. The CEO Agreement provides the executive with a minimum of one year’s salary and certain additional rights in the event of a termination without cause (as defined therein), or a termination in the event of change in control (as defined therein).

      The Company renewed its employment agreement in May 2003 with Catherine D’Amico, its Executive Vice President, Treasurer and Chief Financial Officer (the “CFO Agreement”). The CFO Agreement provides a base salary, to be reviewed annually, plus a bonus, subject to the discretion of the Compensation Committee. The CFO Agreement has a 41-month term ending September 30, 2006, and includes a covenant against competition with the Company for two years after termination. The CFO Agreement provides Ms. D’Amico with a minimum of one year’s salary and certain additional rights in the event of a termination without cause (as defined therein), or a termination in the event of a change in control (as defined therein).

Note 13 — Employee Retirement and Profit Sharing Plans

      The Company sponsors a noncontributory defined benefit pension plan for Monro employees and the former Kimmel Automotive, Inc. employees. In fiscal 2005, the previously separate Monro and Kimmel pension plans were merged and, accordingly, are presented as the “Monro” plan for fiscal 2005 disclosures. This plan provides benefits to certain full-time employees who were employed with the Company and with Kimmel prior to April 2, 1998 and May 15, 2001, respectively. Effective as of those dates, each company’s Board of Directors approved

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

plan amendments whereby the benefits of each of the defined benefit plans would be frozen and the plans would be closed to new participants. Prior to these amendments, coverage under the plans began after employees completed one year of service and attainment of age 21. Benefits under both plans, and now the merged plans, are based primarily on years of service and employees’ pay near retirement. The funding policy for the Company’s merged plan is consistent with the funding requirements of Federal law and regulations. The measurement date used to determine the pension plan measurements disclosed herein is March 31 for both 2005 and 2004.

      The funded status of each plan is set forth below:

	Monro		Kimmel

	Year Ended Fiscal March

	2005	2004	2004

	(Dollars in thousands)
Change in Plan Assets:
Fair value of plan assets at beginning of year	$10,342	$7,203	$1,840
Actual return on plan assets	490	579	383
Employer contribution	2,650	82	184
Actuarial (loss) gain	(105)	655
Benefits paid	(553)	(418)	(166)

Fair value of plan assets at end of year	12,824	8,101	2,241

Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	10,636	7,114	2,643
Interest cost	630	439	160
Actuarial loss	1,708	672	192
Benefits paid	(553)	(418)	(166)

Benefit obligation at end of year	12,421	7,807	2,829

Funded status of plan	403	294	(588)
Unrecognized net loss	4,477	2,029	545
Additional minimum liability			(545)

Pension asset (liability) at year end March	$4,880	$2,323	$(588)

      The projected and accumulated benefit obligations were equivalent at March 31, 2005 and March 31, 2004.

      Pension cost included the following components:

	Monro		Kimmel

	Year Ended Fiscal March

	2005	2004	2004

	(Dollars in thousands)
Interest cost on projected benefit obligation	$630	$439	$160
Expected return on plan assets	(814)	(623)	(149)
Amortization of unrecognized actuarial loss	233	75	37

Net pension cost (income)	$49	$(109)	$48

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The decrease in the additional minimum liability, before income tax effect, included in accumulated other comprehensive income is as follows:

	Monro		Kimmel

	Year Ended Fiscal
	March

	2005	2004	2004

	(Dollars in thousands)
Decrease in the minimum liability included in accumulated other comprehensive income	$(545)	$0	$(79)

      The weighted-average assumptions used to determine benefit obligations are as follows:

	Monro		Kimmel

	Year Ended Fiscal March

	2005	2004	2004

Discount rate	5.75%	5.75%	5.75%
Expected long-term return on assets	8.00%	8.00%	8.00%

      The weighted-average assumptions used to determine net periodic pension costs are as follows:

	Monro		Kimmel

	Year Ended Fiscal March

	2005	2004	2004

Discount rate	5.75%	6.25%	6.25%
Expected long-term return on assets	8.00%	8.00%	8.00%

      The expected long-term rate of return on plan assets is established based upon assumptions related to historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.

      The investment strategy of the plan is to conservatively manage the assets in order to meet the plan’s long-term obligations while maintaining sufficient liquidity to pay current benefits. This is achieved by holding equity investments while investing a portion of assets in long duration bonds to match the long-term nature of the liabilities. Going forward, the Company’s general target allocation for the plan is 50% fixed income and 50% equity securities.

      The Company’s weighted average asset allocations, by asset category, are as follows:

	Monro		Kimmel

	Year Ended Fiscal March

	2005	2004	2004

Cash and cash equivalents	3.9%	3.3%	5.1%
Fixed income	72.1%	86.0%	42.7%
Equity securities	24.0%	10.7%	52.2%

Total	100.0%	100.0%	100.0%

      The Company expects to make approximately $97,000 in required contributions in fiscal 2006 to the plan.

      The Company expects to pay benefits in the amount of approximately $500,000 for each of the next five fiscal years, and approximately $2,800,000 in aggregate for the five fiscal years thereafter.

      The Company has a 401(k)/profit sharing plan that covers full-time employees who meet the age and service requirements of the plan. The 401(k) salary deferral option was added to the plan during fiscal 2000. The first employee deferral occurred in March 2000. The Company makes matching contributions consistent with the

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provisions of the plan. The Company’s matching contributions for fiscal 2005, 2004 and 2003 amounted to approximately $551,000, $480,000 and $475,000, respectively. The Company may also make annual profit sharing contributions to the plan at the discretion of the Compensation Committee.

      The Company has a deferred compensation plan (the “Deferred Compensation Plan”) to provide an opportunity for additional tax-deferred savings to a select group of management or highly compensated employees. The Deferred Compensation Plan permits participants to defer all or any portion of the compensation that would otherwise be payable to them for the calendar year. In addition, the Company will credit to the participants’ accounts such amounts as would have been contributed to the Company’s 401(k)/ Profit Sharing Plan but for the limitations that are imposed under the Internal Revenue Code based upon the participants’ status as highly compensated employees. The Company may also make such additional discretionary allocations as are determined by the Compensation Committee. No amounts credited under the Deferred Compensation Plan are funded and the Company maintains accounts to reflect the amounts owed to each participant. At least annually, the accounts are credited with earnings or losses calculated on the basis of an interest rate or other formula as determined by the Compensation Committee. The total liability recorded in the Company’s financial statements at March 26, 2005 related to the Deferred Compensation Plan was $114,000.

      The Company’s management bonus plan provides for the payment of annual cash bonus awards to participating employees, as selected by the Board of Directors, based primarily on the Company’s attaining pre-tax income targets established by the Board of Directors. Charges to expense applicable to the management bonus plan totaled $352,000, $1,246,000 and $1,280,000 for the fiscal years ended March 2005, 2004 and 2003, respectively.

Note 14 — Related Party Transactions

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

      The Company is party to leases for certain facilities where the lessor is (a) an officer of the Company, (b) a former officer and director of the Company that retired during fiscal 2005, (c) partnerships in which such persons have interests or (d) trusts of which members of their families are beneficiaries. Payments under such operating and capital leases amounted to $2,190,000, $1,694,000 and $1,631,000 for the fiscal years ended March 2005, 2004 and 2003, respectively. Amounts payable under these lease agreements totaled $40,000 and $35,000, respectively, at March 26, 2005 and March 27, 2004. No related party leases, other than renewals or modifications of leases on existing stores and the six assumed as part of the Mr. Tire Acquisition in March 2004, have been entered into since May 1989, and no new leases are contemplated. The increase in payments under related party leases in fiscal 2005 is related to the six new leases assumed in March 2004 in connection with the Mr. Tire Acquisition.

      The Company has a management agreement with an investment banking firm associated with a principal shareholder/director of the Company to provide financial advice. The agreement provides for an annual fee of $300,000 (the fee was increased effective July 2003, such increase having been approved by the Compensation Committee), plus reimbursement of out-of-pocket expenses. During fiscal 2005, 2004 and 2003, the Company incurred fees of $300,000, $265,000 and $160,000, respectively, under this agreement. In addition, this investment banking firm, from time to time, provides additional investment banking services to the Company for customary fees. Approximately half of all payments made to the investment banking firm under the management agreement are paid to another principal shareholder/director of the Company.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Additionally, during fiscal 2004, the Company paid legal fees on behalf of these principal shareholder/directors in connection with Company stock transactions, totalling $67,000 and $10,000, respectively. During fiscal 2005, the fees paid were $13,000 and $4,000, respectively.

Note 15 — Supplemental Disclosure of Cash Flow Information

      The following transactions represent non-cash investing and financing activities during the periods indicated:

Year ended March 26, 2005

      In connection with the disposal of assets, the Company reduced both fixed assets and other current liabilities by $266,000.

      In connection with the recording of capital leases, the Company increased both fixed assets and long-term debt by $350,000.

      In connection with recording the value of the Company’s interest rate swap contracts, other comprehensive income increased by $58,000, other long-term liabilities decreased by $92,000 and the deferred income tax liability was increased by $34,000.

      In fiscal 2005, the Company eliminated its minimum liability related to its defined benefit pension plan, which decreased current liabilities and deferred tax assets by $545,000 and $207,000, respectively, and increased other comprehensive income by $338,000.

      In connection with the accounting for income tax benefits related to the exercise of stock options, the Company decreased current liabilities by $644,000 and increased additional paid-in capital by $644,000.

      During the twelve months ended March 2005, the Company recorded purchase accounting adjustments for the Mr. Tire acquisition that increased goodwill by $836,000 and reduced deferred income tax assets and other acquired intangible assets by the same amount.

      In connection with the acquisition of Rice and Henderson Acquisitions (Note 3), liabilities were assumed as follows:

Fair value of assets acquired	$11,635,000
Common stock issued	(6,500,000)
Cash paid, net of cash acquired	(4,539,000)

Liabilities assumed	$596,000

      In addition, the Company recorded buildings and capital lease obligations of approximately $6 million for nine new capital leases entered into in connection with the fiscal 2005 acquisitions.

Year ended March 27, 2004

      In connection with the disposal of assets, the Company reduced both fixed assets and other long-term liabilities by $831,000.

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

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In connection with the accounting for the income tax benefits related to the exercise of stock options, the Company decreased deferred tax assets by $80,000, decreased current liabilities by $359,000 and increased additional paid-in capital by $279,000.

      In connection with the forgiveness of a loan to the Company’s Chief Executive Officer, the Company recognized $78,000 of compensation expense and decreased the note receivable from shareholder for the same amount.

      In connection with the acquisition of Brazos Automotive Properties, L.P., the Company paid $947,000 (Note 3), as follows:

Fair value of assets acquired	$27,506,000
Cash paid, net of cash acquired	(947,000)

Liabilities assumed	$26,559,000

      In connection with the acquisition of Mr. Tire (Note 3), liabilities were assumed as follows:

Fair value of assets acquired	$28,527,000
Cash paid, net of cash acquired	(25,506,000)
Value of stock purchase warrants issued	(390,000)

Liabilities assumed	$2,631,000

Year ended March 29, 2003

      In connection with the disposal of assets, the Company reduced both fixed assets and other long-term liabilities by $15,000.

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

      In connection with the accounting for the income tax benefits related to the exercise of stock options, the Company increased deferred tax assets by $80,000, decreased current liabilities by $271,000 and increased additional paid-in capital by $351,000.

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

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In connection with the acquisition of Kimmel and certain assets of Frasier in fiscal 2003 (Note 3), liabilities were assumed as follows:

Fair value of assets acquired	$11,700,000
Cash paid, net of cash acquired	(7,200,000)

Liabilities assumed	$4,500,000

      The fair value of Kimmel assets acquired and cash paid has been reduced by the Kimmel Truck Tire sale proceeds of $400,000 that were received in the second quarter of fiscal 2003.

Interest and income taxes paid

	Year Ended Fiscal March

	2005	2004	2003

	(Dollars in thousands)
Cash paid during the year:
Interest, net	$2,265	$1,974	$2,407
Income taxes, net	$10,375	$8,369	$7,567

Note 16 — Litigation

      The Company and its subsidiaries are involved in legal proceedings, claims and litigation arising in the ordinary course of business. In management’s opinion, the outcome of such current legal proceedings is not expected to have a material effect on future operating results or on the Company’s consolidated financial position.

Note 17 — Subsequent Event

      In May 2005, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.05 per share to be paid beginning with the first quarter of fiscal 2006. However, the declaration of and any determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, capital requirements, compliance with charter and contractual restrictions, and such other factors as the Board of Directors deems relevant. The Company has received a waiver of applicable loan covenants with regard to the payment of cash dividends during fiscal 2006. Beyond fiscal 2006, the Company would require further waiver of these covenants to pay cash dividends.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

      The following table sets forth consolidated statement of income data by quarter for the fiscal years ended March 2005 and 2004. Earnings per share and weighted average share information has been adjusted for the Company’s October 2003 three-for-two stock split. Individual line items summed by quarters may not agree to the annual amounts reported due to rounding.

	Fiscal Quarter Ended

	June	Sept.	Dec.
	2004	2004	2004	March
	Restated	Restated	Restated	2005

	(Amounts in thousands, except per share data)
Sales	$87,347	$88,421	$80,522	$81,119
Cost of sales	50,322	51,545	48,898	49,852

Gross profit	37,025	36,876	31,624	31,267
Operating, selling, general and administrative expenses	25,283	25,571	25,371	26,153

Operating income	11,742	11,305	6,253	5,114
Interest expense, net	585	588	638	738
Other expense (income), net	121	171	(61)	232

Income before provision for income taxes	11,036	10,546	5,676	4,144
Provision for income taxes	4,194	4,008	2,157	1,374

Net income	$6,842	$6,538	$3,519	$2,770

Basic earnings per share	$.53	$.50	$.27	$.21

Diluted earnings per share (a)	$.47	$.45	$.24	$.19

Weighted average number of common shares used in computing earnings per share:
Basic	13,007	13,103	13,120	13,181
Diluted	14,520	14,515	14,554	14,663

	2003	2003	2003	2004
	Restated	Restated	Restated	Restated

Sales	$73,643	$74,107	$64,549	$67,158
Cost of sales	41,599	42,843	39,481	41,489

Gross profit	32,044	31,264	25,068	25,669
Operating, selling, general and administrative expenses	22,051	21,095	19,981	21,581

Operating income	9,993	10,169	5,087	4,088
Interest expense, net	593	889	515	616
Other expense (income), net	41	(46)	(125)	179

Income before provision for income taxes	9,359	9,326	4,697	3,293
Provision for income taxes	3,556	3,546	1,782	1,251

Net income	$5,803	$5,780	$2,915	$2,042

Basic earnings per share	$.45	$.45	$.22	$.16

Diluted earnings per share (a)	$.40	$.40	$.20	$.14

Weighted average number of common shares used in computing earnings per share:
Basic	12,890	12,966	12,976	12,985
Diluted	14,381	14,582	14,612	14,486

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

      Statement of income data by quarter, as previously reported, for quarters during fiscal years 2004 and 2005 for which the consolidated statement of income was impacted by the revision of lease accounting discussed in Note 2:

	Fiscal Quarter Ended

	June	Sept.	Dec.
	2004	2004	2004

	(Amounts in thousands,
	except per share data)
Sales	$87,347	$88,421	$80,522
Cost of sales	50,083	51,307	48,659

Gross profit	37,264	37,114	31,863
Operating, selling, general and administrative expenses	25,283	25,571	25,371

Operating income	11,981	11,543	6,492
Interest expense, net	585	588	638
Other expense (income), net	147	195	(37)

Income before provision for income taxes	11,249	10,760	5,891
Provision for income taxes	4,275	4,089	2,239

Net income	$6,974	$6,671	$3,652

Basic earnings per share	$.54	$.51	$.28

Diluted earnings per share (a)	$.48	$.46	$.25

				March
	2003	2003	2003	2004

Sales	$73,643	$74,107	$64,549	$67,158
Cost of sales	41,408	42,653	39,291	41,298

Gross profit	32,235	31,454	25,258	25,860
Operating, selling, general and administrative expenses	22,051	21,095	19,981	21,581

Operating income	10,184	10,359	5,277	4,279
Interest expense, net	593	889	515	616
Other expense (income), net	44	(44)	(123)	182

Income before provision for income taxes	9,547	9,514	4,885	3,481
Provision for income taxes	3,628	3,618	1,854	1,322

Net income	$5,919	$5,896	$3,031	$2,159

Basic earnings per share	$.46	$.45	$.23	$.17

Diluted earnings per share (a)	$.41	$.40	$.21	$.15

(a)	Earnings per share for each period was computed by dividing net income by the weighted average number of shares of Common Stock and Common Stock Equivalents outstanding during the respective quarters.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.     Controls and Procedures

Evaluation of disclosure controls and procedures

      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that the Company files or submits pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s (SEC) rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

      In conjunction with the close of each fiscal quarter and under the supervision of the Chief Executive Officer and Chief Financial Officer, the Company conducts an evaluation of the effectiveness of the Company’s disclosure controls and procedures. It is the conclusion of the Company’s Chief Executive Officer and Chief Financial Officer, based upon an evaluation completed as of the end of the most recent fiscal quarter reported on herein, that the Company’s disclosure controls and procedures were effective in ensuring that any material information relating to the Company was recorded, processed, summarized and reported to its principal officers to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

      Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

      The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of March 26, 2005. Management has reviewed the results of its assessment with the Audit Committee of the Board of Directors. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 26, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Management’s Consideration of the Restatement

      In coming to the conclusion that the Company’s internal control over financial reporting was effective as of March 26, 2005, the Company’s management considered, among other things, the control deficiency related to the determination of lease terms, which was remediated in fiscal 2005 and resulted in the need to restate the Company’s previously issued financial statements, as disclosed in Note 2 of Notes to Consolidated Financial Statements included in this Form 10-K. After reviewing and analyzing the SEC’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” paragraph 29 and SAB Topic 5-F, “Accounting Changes Not Retroactively Applied Due to Immateriality,” and taking into consideration (i) that the restatement adjustments did not have a material impact on the financial statements of prior interim or annual periods taken as a whole; (ii) that the cumulative impact of the restatement adjustments on stockholders’ equity was not material to the financial statements of prior interim or annual periods; and (iii) that the Company decided to restate its previously issued financial statements solely because the cumulative impact of the error, if recorded in the current period, would have been material to the current year’s reported net income, management concluded that the control deficiency that resulted in the restatement of the prior period financial statements was not in itself a material weakness. Furthermore, management concluded that the control deficiency that resulted in the restatement, when aggregated with other deficiencies, did not constitute a material weakness.

Inherent Limitations on Effectiveness of Controls

      The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures or its internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Controls over Financial Reporting

      There were no changes in the Company’s internal control over financial reporting during the quarter ended March 26, 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

      None.

PART III

Item 10.	Directors and Executive Officers of the Company

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

      The Company’s directors and executive officers are subject to the provisions of the Company’s Code of Ethics for Management Employees, Officers and Directors (the “Code”), which is available in the Investor Information section of the Company’s web site, www.monro.com. Changes to the Code and any waivers are also posted on the Company’s web site in the Investor Information section.

Item 11.	Executive Compensation

      Information concerning executive compensation is incorporated herein by reference to the section captioned “Executive Compensation” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Information concerning the Company’s shares authorized for issuance under its equity compensation plans at March 26, 2005 and security ownership of certain beneficial owners and management is incorporated herein by reference to the sections captioned “Security Ownership of Principal Shareholders, Directors and Executive Officers” and “Equity Compensation Plan Information” in the Proxy Statement.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

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

MONRO MUFFLER BRAKE, INC.
(REGISTRANT)

By /s/ ROBERT G. GROSS

Robert G. Gross
President and Chief Executive Officer

Date: June 9, 2005

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of June 9, 2005.

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

Robert G. Gross
Chief Executive Officer, Director and as Attorney-in-Fact

INDEX TO EXHIBITS

      The following is a list of all exhibits filed herewith or incorporated by reference herein:

Exhibit No.	Document

2.01*	Stock Purchase Agreement, dated June 27, 2003, between the Company and Brazos River Leasing, L.P. (August 2003 Form 8-K/A, Exhibit 2.1)
2.02*	Agreement to Purchase Limited Partnership Interest, dated June 27, 2003, between the Company and Heller Financial, Inc. (August 2003 Form 8-K/A, Exhibit 2.2)
2.03*	Asset Purchase Agreement, dated as of February 9, 2004, among the Company, Mr. Tire, Inc. and Atlantic Automotive Corp. (March 2004 Form 8-K, Exhibit 10.1)
2.04*	First Amendment to Asset Purchase Agreement, dated as of March 1, 2004, among the Company, Mr. Tire, Inc. and Atlantic Automotive Corp. (March 2004 Form 8-K, Exhibit 10.02)
2.05*	Second Amendment to Asset Purchase Agreement, dated as of April 13, 2004, among the Company, Mr. Tire, Inc. and Atlantic Automotive Corp. (2004 Form 10-K, Exhibit No. 2.05)
3.01*	Restated Certificate of Incorporation of the Company, dated July 23, 1991, with Certificate of Amendment, dated November 1, 1991 (1992 Form 10-K, Exhibit No. 3.01)
3.01a*	Certificate of Change of the Certificate of Incorporation of the Company, dated January 26, 1996. (August 2004 Form S-3, Exhibit 4.1(b))
3.01b*	Certificate of Amendment to Restated Certificate of Incorporation, dated April 15, 2004. (August 2004 Form S-3, Exhibit No. 4.1(c))
3.02*	Restated By-Laws of the Company, dated July 23, 1991. (Amendment No. 1, Exhibit No. 3.04)
10.02*	1994 Non-Employee Directors’ Stock Option Plan. (March 2001 Form S-8, Exhibit No. 4.1)**
10.02a*	Amendment, dated as of May 12, 1997, to the 1994 Non-Employee Directors’ Stock Option Plan. (March 2001 Form S-8, Exhibit No. 4.2)**
10.02b*	Amendment, dated as of May 18, 1999, to the 1994 Non-Employee Directors’ Stock Option Plan. (March 2001 Form S-8, Exhibit No. 4.3)**
10.02c*	Amendment, dated as of August 2, 1999, to the 1994 Non-Employee Directors’ Stock Option Plan. (2002 Form 10-K, Exhibit No. 10.02c)**
10.02d*	Amendment, dated as of June 12, 2002, to the 1994 Non-Employee Directors’ Stock Option Plan. (2002 Form 10-K, Exhibit No. 10.02d)**
10.03*	1989 Employees’ Incentive Stock Option Plan, as amended through December 23, 1992. (December 1992 Form S-8, Exhibit No. 4.3)**
10.03a*	Amendment, dated as of January 25, 1994, to the 1989 Employees’ Incentive Stock Option Plan. (1994 Form 10-K, Exhibit No. 10.03a and March 2001 Form S-8, Exhibit No. 4.2)**
10.03b*	Amendment, dated as of May 17, 1995, to the 1989 Employees’ Incentive Stock Option Plan. (1995 Form 10-K, Exhibit No. 10.03b and March 2001 Form S-8, Exhibit No. 4.3) **
10.03c*	Amendment, dated as of May 12, 1997, to the 1989 Employees’ Incentive Stock Option Plan. (1997 Form 10-K, Exhibit No. 10.03c and March 2001 Form S-8, Exhibit No. 4.4)**
10.03d*	Amendment, dated as of January 29, 1998, to the 1989 Employees’ Incentive Stock Option Plan. (1998 Form 10-K, Exhibit No. 10.03d)**
10.04*	Retirement Plan of the Company, as amended and restated effective as of April 1, 1989. (September 1993 Form 10-Q, Exhibit No. 10)**
10.04a*	Amendment, dated as of August 2, 1999, to the Retirement Plan of the Company, as amended and restated effective as of April 1, 1989. (June 2001 Form 10-Q, Exhibit No. 10.04a)**
10.05*	Profit Sharing Plan, amended and restated as of April 1, 1993. (1995 Form 10-K, Exhibit No. 10.05)**
10.05a*	Amendment, dated as of March 1, 2000, to the Profit Sharing Plan. (June 2001 Form S-8, Exhibit No. 4)**
10.06*	Second Amended and Restated Employment Agreement, dated November 14, 2002, by and between the Company and Robert G. Gross. (2003 Form 10-K, Exhibit No. 10.06)**

Exhibit No.	Document

10.06a*	Amendment to Second Amended and Restated Employment Agreement, dated June 8, 2005. (June 2005 8-K, Exhibit 10.1)**
10.07*	Amended and Restated Secured Loan Agreement, dated February 16, 1999, by and between the Company and Robert G. Gross. (December 1998 Form 10-Q, Exhibit No. 10.2)**
10.08*	1998 Employee Stock Option Plan, effective November 18, 1998. (December 1998 Form 10-Q, Exhibit No. 10.3 and March 2001 Form S-8, Exhibit No. 4)**
10.08a*	Amendment, dated as of May 20, 2003, to the 1998 Employee Stock Option Plan. (2004 Form 10-K, Exhibit No. 10.08a)
10.09*	Kimmel Automotive, Inc. Pension Plan, as amended and restated effective January 1, 1989, adopted December 29, 1994. (2003 Form 10-K, Exhibit No. 10.09)**
10.09a*	First amendment, dated January 1, 1989, to the Kimmel Automotive, Inc. Pension Plan. (2003 Form 10-K, Exhibit No. 10.09a)**
10.09b*	Second amendment, dated January 1, 1989, to the Kimmel Automotive Pension Plan. (2003 Form 10-K, Exhibit No. 10.09b)**
10.09c*	Third amendment, dated May 2001, to the Kimmel Automotive, Inc. Pension Plan. (2003 Form 10-K, Exhibit No. 10.09c)**
10.10*	2003 Non-Employee Directors’ Stock Option Plan, effective August 5, 2003. (2004 Form 10-K, Exhibit No. 10.10)
10.11*	Amended and Restated Credit Agreement, dated as of March 19, 2003, by and among the Company, JPMorgan Chase Bank, as agent, and certain lenders party thereto. (2003 Form 10-K, Exhibit No. 10.11)
10.12*	Credit Agreement, dated as of September 15, 1998, executed by and among Brazos Automotive Properties, L.P., JPMorgan Chase Bank, and certain lenders party thereto. (September 1998 Form 10-Q, Exhibit 10.2)
10.12a*	First Amendment to Credit Agreement, dated as of March 19, 2003. (2003 Form 10-K, Exhibit No. 10.12)
10.13*	Amended and Restated Residual Guaranty, dated as of March 19, 2003, between the Company and JPMorgan Chase Bank. (2003 Form 10-K, Exhibit No. 10.13)
10.14*	First Amendment to the Facilities Lease Agreement, dated as of March 19, 2003, between Brazos Automotive Properties, L.P. and Monro Leasing LLC. (2003 Form 10-K, Exhibit No. 10.14)
10.15*	First Amendment to the Ground Lease Agreement, dated as of March 19, 2003, between Brazos Automotive Properties, L.P. and Monro Leasing LLC. (2003 Form 10-K, Exhibit No. 10.15)
10.16*	Amended and Restated Guaranty, dated as of March 19, 2003, between the Company and Brazos Automotive Properties, L.P. (2003 Form 10-K, Exhibit No. 10.16)
10.17*	First Amendment to the Agreement of Sublease, dated as of March 19, 2003, by and among Monro Leasing LLC, the Company and Brazos Automotive Properties, L.P. (2003 Form 10-K, Exhibit No. 10.17)
10.19*	Sublease, dated June 1, 1980, among August, August and Lane Co-venture and the Company, with Amendment of Lease, dated July 11, 1984, and assigned by August, August and Lane Co-venture to AA & L Associates, L.P., effective January 2, 1996, with respect to Store No. 3. (Form S-1, Exhibit No. 10.19)
10.19a*	Assignment of Lease, effective January 2, 1996, among August, August and Lane Co-venture and AA & L Associates, L.P. and August, August and Lane of Rochester LLC, with respect to Store Nos. 3, 12, 17, 44, 49, 51, 52, 54, 58, 31, 33 and 34. (1999 Form 10-K, Exhibit No. 10.19a)
10.20*	Lease, dated March 8, 1972, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, with respect to Store No. 7. (Form S-1, Exhibit No. 10.20)
10.20a*	Confirmation of Assignment of Lease, dated December 31, 1991, assigning Lease from Charles J. August, Burton S. August and Sheldon A. Lane to Stoneridge 7 Realty Partnership, with respect to Store No. 7. (1992 Form 10-K, Exhibit No. 10.20a)

Exhibit No.	Document

10.21*	Lease, effective December 1, 1985, among Chase Lincoln First Bank, N.A. and Burton S. August, as Trustees and the Company, with Assignment of Lease, dated June 7, 1991, among Chase Lincoln First Bank, N.A. and Burton S. August, as Trustees, and August, Eastwood & August, with respect to Store No. 8. (Form S-1, Exhibit No. 10.21)
10.21a	Extension Agreement, dated April 28, 2005, between August, Eastwood & August and the Company, with respect to Store No. 8.
10.22*	Lease, dated February 10, 1972, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company as amended July 11, 1984 and assigned to Lane, August, August Trust on June 7, 1991, and assigned to Lane, August, August LLC effective January 2, 1996, with respect to Store No. 9. (Form S-1, Exhibit No. 10.22)
10.22a*	Modification and Extension Agreement, dated November 19, 1998, between Lane, August & August, LLC, and the Company, with respect to Store No. 9. (1999 Form 10-K, Exhibit No. 10.22a)
10.23*	Lease, dated May 1, 1973, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and Assignment of Lease, dated June 7, 1991, assigning Lease from Charles J. August, Burton S. August and Sheldon A. Lane to 35 Howard Road Joint Venture, with respect to Store No. 10. (Form S-1, Exhibit No. 10.23)
10.24*	Lease, dated May 7, 1973, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and assigned by Messrs. August, August and Lane to AA & L Associates, L.P., effective January 2, 1996, with respect to Store No. 12. (Form S-1, Exhibit No. 10.24)
10.25*	Lease, dated July 25, 1974, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and Assignment of Lease, dated June 7, 1991, assigning Lease from Charles J. August, Burton S. August and Sheldon A. Lane to AA & L Associates, L.P., with respect to Store No. 14. (Form S-1, Exhibit No. 10.25)
10.26*	Lease, effective April 1, 1975, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and Assignment of Lease, dated June 7, 1991, assigning Lease from Charles J. August, Burton S. August and Sheldon A. Lane to Lane, August, August Trust and further assigned by Lane, August, August Trust to Lane, August, August LLC, effective January 2, 1996, with respect to Store No. 15. (Form S-1, Exhibit No. 10.26)
10.26a*	Modification and Extension Agreement, dated November 19, 1998, between Lane, August & August, LLC, and the Company, with respect to Store No. 15. (1999 Form 10-K, Exhibit No. 10.26a)
10.27*	Lease, dated as of September 25, 1991, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, and assigned by August, August and Lane Co-venture to AA & L Associates, L.P., effective January 2, 1996, with respect to Store No. 17. (1992 Form 10-K, Exhibit No. 10.27)
10.28*	Lease, effective May 1, 1979, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and Assignment of Lease, dated June 7, 1991, assigning Lease from Charles J. August, Burton S. August and Sheldon A. Lane to AA & L Associates, L.P., with respect to Store No. 23. (Form S-1, Exhibit No. 10.28)
10.29*	Lease, effective May 1, 1980, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and Assignment of Lease, dated June 7, 1991, assigning Lease from Charles J. August, Burton S. August and Sheldon A. Lane to AA & L Associates, L.P., with respect to Store No. 25. (Form S-1, Exhibit No. 10.29)
10.29a	Lease Extension, dated October 27, 2004, between AA&L Associates, L.P., and the Company, with respect to Store No. 25.
10.31*	Lease, effective July 1, 1980, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and Assignment of Lease, dated June 7, 1991, assigning Lease from Charles J. August, Burton S. August and Sheldon A. Lane to AA & L Associates, L.P., with respect to Store No. 28. (Form S-1, Exhibit No. 10.31)

Exhibit No.	Document

10.32*	Lease, effective November 1, 1980, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and Assignment of Lease, dated June 7, 1991, assigning Lease from Charles J. August, Burton S. August and Sheldon A. Lane to AA & L Associates, L.P., with respect to Store No. 29. (Form S-1, Exhibit No. 10.32)
10.32a	Lease Extension, dated April 28, 2005, between AA&L Associates, L.P. and the Company, with respect to Store No. 29.
10.33*	Lease, effective August 1, 1983, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and Assignment of Lease, dated June 7, 1991, assigning Lease from Charles J. August, Burton S. August and Sheldon A. Lane to AA & L Associates, L.P., with respect to Store No. 30. (Form S-1, Exhibit No. 10.33)
10.33a*	Modification and Extension Agreement, dated February 25, 1998, between AA & L Associates, L.P., and the Company, with respect to Store Nos. 30, 36 and 43. (1999 Form 10-K, Exhibit No. 10.33a)
10.34*	Lease, effective March 1, 1997, between August, August and Lane of Rochester, LLC, and the Company, dated March 3, 1997, with respect to Store No. 31. (1999 Form 10-K, Exhibit No. 10.34)
10.35*	Modification and Extension Agreement, dated August 12, 1991, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, and assigned by Messrs. August, August and Lane to August, August and Lane of Rochester, LLC, effective January 2, 1996, with respect to Store No. 33. (1992 Form 10-K, Exhibit No. 10.35)
10.36*	Lease, effective December 1, 1981, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and assigned by Messrs. August, August and Lane to August, August and Lane of Rochester, LLC, effective January 2, 1996, with respect to Store No. 34. (Form S-1, Exhibit No. 10.36)
10.37*	Lease, dated April 10, 1984, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and Assignment of Lease, dated June 7, 1991, assigning Lease from Charles J. August, Burton S. August and Sheldon A. Lane to AA & L Associates, L.P., with respect to Store No. 35. (Form S-1, Exhibit No. 10.37)
10.37a*	Extension Agreement, dated September 18, 2003, between AA & L Associates, L.P. and the Company, with respect to Store No. 35. (2004 Form 10-K, Exhibit No. 10.37a)
10.38*	Lease, effective October 1, 1983, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, with respect to Store No. 36. (Form S-1, Exhibit No. 10.38)
10.38a*	Assignment of Lease, dated October 1, 1991, assigning Lease from Charles J. August, Burton S. August and Sheldon A. Lane to AA & L Associates, L.P., with respect to Store No. 36. (1992 Form 10-K, Exhibit No. 10.38a)
10.39*	Lease, effective July 1, 1983, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and Assignment of Lease, dated June 7, 1991, assigning Lease from Charles J. August, Burton S. August and Sheldon A. Lane to AA & L Associates, L.P., with respect to Store No. 43. (Form S-1, Exhibit No. 10.39)
10.39a*	Extension Agreement, dated February 18, 2003, among AA & L Associates, L.P., and the Company, with respect to Store Nos. 30, 36 and 43. (2004 Form 10-K, Exhibit No. 10.39a)
10.40*	Lease, dated as of February 1, 1983, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and assigned by Messrs. August, August and Lane to AA & L Associates, L.P., effective January 2, 1996, with respect to Store No. 44. (Form S-1, Exhibit No. 10.40)
10.40a*	Extension Agreement, dated February 19, 2003, among AA & L Associates, L.P., and the Company, with respect to Store Nos. 3, 7, 10, 12, 14 and 44. (2003 Form 10-K, Exhibit No. 10.40a)
10.41*	Sublease, dated as of May 1, 1979, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and Assignment of Lease, dated June 7, 1991, assigning Lease from Charles J. August, Burton S. August and Sheldon A. Lane to AA & L Associates, L.P., with respect to Store No. 45. (Form S-1, Exhibit No. 10.41)

Exhibit No.	Document

10.42*	Lease, effective October 1, 1985, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated as of July 11, 1984, and Assignment of Lease, dated June 7, 1991, among Burton S. August, as Trustee, and Lane, August, August Trust, and assigned by Lane, August, August Trust to Lane, August, August LLC, effective January 2, 1996, with respect to Store No. 48. (Form S-1, Exhibit No. 10.42)
10.42a*	Extension Agreement, effective June 26, 2000, among the Company and Burton S. August, as Trustee, and Lane, August, August Trust, and assigned by Lane, August, August Trust to Lane, August & August LLC, with respect to Store No. 48. (2001 Form 10-K, Exhibit No. 10.42a)
10.43*	Lease, dated as of January 1, 1984, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and assigned by Messrs. August, August and Lane to AA & L Associates, L.P., effective January 2, 1996, with respect to Store No. 49. (Form S-1, Exhibit No. 10.43)
10.43a	Extension Agreement, dated April 21, 2004, by and between AA&L Associates, L.P., and the Company, with respect to Store No. 49.
10.44*	Lease, dated July 1, 1982, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and assigned by Messrs. August, August and Lane to AA & L Associates, L.P., effective January 2, 1996, with respect to Store No. 51. (Form S-1, Exhibit No. 10.44)
10.44a*	Extension Agreement, effective December 19, 2001, between AA & L Associates, L.P. and the Company, with respect to Store No. 51. (2002 Form 10-K, Exhibit No. 10.44a)
10.45*	Lease, dated July 1, 1982, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and assigned by August, August and Lane Co-venture to AA & L Associates, L.P., effective January 2, 1996, with respect to Store No. 52. (Form S-1, Exhibit No. 10.45)
10.45a*	Extension Agreement, effective December 19, 2001, between AA & L Associates, L.P. and the Company, with respect to Store No. 52. (2002 Form 10-K, Exhibit No. 10.45a)
10.46*	Lease, dated May 1, 1979, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and Assignment of Lease, dated June 7, 1991, assigning Lease from Charles J. August, Burton S. August and Sheldon A. Lane to AA & L Associates, L.P., with respect to Store No. 53. (Form S-1, Exhibit No. 10.46)
10.46a*	Extension Agreement, dated October 14, 2002, among AA & L Associates, L.P., and the Company, with respect to Store No. 53. (2003 Form 10-K, Exhibit No. 10.46a)
10.47*	Lease, dated July 1, 1982, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and assigned by August, August and Lane Co-venture to AA & L Associates, L.P., effective January 2, 1996, with respect to Store No. 54. (Form S-1, Exhibit No. 10.47)
10.47a*	Modification Agreement, effective January 1988, among Charles J. August, Burton S. August and Sheldon A. Lane, and the Company, with respect to Store No. 54. (1999 Form 10-K, Exhibit No. 10.47a)
10.47b*	Extension Agreement, effective December 19, 2001, between AA & L Associates, L.P. and the Company, with respect to Store No. 54. (2002 Form 10-K, Exhibit No. 10.47b)
10.48*	Lease, effective September 1, 1983, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and Assignment of Lease, dated June 7, 1991, assigning Lease from Charles J. August, Burton S. August and Sheldon A. Lane to AA & L Associates, L.P., with respect to Store No. 55. (Form S-1, Exhibit No. 10.48)
10.48a*	Extension Agreement, dated September 23, 2002, among AA & L Associates, L.P., and the Company, with respect to Store No. 55. (2003 Form 10-K, Exhibit 10.48a)
10.49*	Lease, dated as of July 1, 1984, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and Assignment of Lease, dated June 7, 1991, assigning Lease from Charles J. August, Burton S. August and Sheldon A. Lane to AA & L Associates, L.P., with respect to Store No. 57. (Form S-1, Exhibit No. 10.49)

Exhibit No.	Document

10.49a*	Modification and Extension Agreement, dated September 15, 1999, between AA & L Associates, L.P. and the Company, with respect to Store No. 57. (2000 Form 10-K, Exhibit No. 10.49a)
10.49b*	Extension Agreement, dated December 15, 2003, between AA & L Associates, L.P. and the Company, with respect to Store No. 57. (2004 Form 10-K, Exhibit No. 10.49b)
10.50*	Lease, dated July 1, 1982, among Charles J. August, Burton S. August and Sheldon A. Lane and the Company, with Amendment of Lease, dated July 11, 1984, and assigned by August, August and Lane Co-venture to AA & L Associates, L.P., effective January 2, 1996, with respect to Store No. 58. (Form S-1, Exhibit No. 10.50)
10.50a*	Modification and Extension Agreement, dated August 12, 1991, between AA & L Associates, L.P. and the Company, with respect to Store No. 60. (1992 Form 10-K, Exhibit No. 10.51)
10.51*	Modification and Extension Agreement, dated November 28, 2001, between AA & L Associates, L.P. and the Company, with respect to Store No. 58. (2002 Form 10-K, Exhibit No. 10.51)
10.51a*	Extension Agreement, effective December 19, 2001, between AA & L Associates, L.P. and the Company, with respect to Store No. 58. (2002 Form 10-K, Exhibit No. 10.51a)
10.52*	Lease, signed October 22, 1986, between the Company and Conifer Johnstown Associates, with respect to Store No. 63. (Form S-1, Exhibit No. 10.52)
10.52a*	Lease Addendum, effective February 18, 1996, between Conifer Johnstown Associates and the Company, with respect to Store No. 63. (1999 Form 10-K, Exhibit No. 10.52a)
10.54*	Lease, dated January 25, 1988, between the Company and Conifer Northeast Associates, with Letter Agreement, dated February 3, 1988, amending Lease; and Amendment Agreement, dated January 6, 1989, with respect to Store No. 107. (Form S-1, Exhibit No. 10.54)
10.54a*	Lease Addendum, effective February 18, 1996, between Conifer Northeast Associates and the Company, with respect to Store No. 107. (1999 Form 10-K, Exhibit No. 10.54a)
10.55*	Lease, dated March 16, 1988, between the Company and Conifer Northeast Associates, with Letter Agreement, dated February 3, 1988, amending Lease; and Amendment Agreement, dated January 6, 1989, with respect to Store No. 109. (Form S-1, Exhibit No. 10.55)
10.55a*	Lease Addendum, effective February 18, 1996, between Conifer Northeast Associates and the Company, with respect to Store No. 109. (1999 Form 10-K, Exhibit No. 10.55a)
10.56*	Lease, dated February 11, 1988, between the Company and Conifer Northeast Associates, with Letter Agreement, dated February 3, 1988, amending Lease; and Amendment Agreement, dated January 6, 1989, and Non-Disturbance and Attornment Agreement, dated February 11, 1988, between the Company and Central Trust Company, with respect to Store No. 114. (Form S-1, Exhibit No. 10.56)
10.56a*	Lease Addendum, effective February 18, 1996, between Conifer Northeast Associates and the Company, with respect to Store No. 114. (1999 Form 10-K, Exhibit No. 10.56a)
10.57*	Purchase Agreement, dated December 1, 1987, between the Company and Conifer Northeast Associates, with Lease, dated February 25, 1988, between the Company and Conifer Northeast Associates, with Letter Agreement, dated February 3, 1988, amending Lease; and Amendment Agreement, dated January 6, 1989; and Non-Disturbance and Attornment Agreement, dated February 25, 1988, between the Company and Central Trust Company, with respect to Store No. 116. (Form S-1, Exhibit No. 10.57)
10.57a*	Lease Addendum, effective February 18, 1996, between Conifer Northeast Associates and the Company, with respect to Store No. 116. (1999 Form 10-K, Exhibit No. 10.57a)
10.58*	Lease, dated May 12, 1989, between the Company and Conifer Penfield Associates (as successor to Conifer Development, Inc.), with respect to Store No. 132. (Form S-1, Exhibit No. 10.58)
10.58a*	Amendment Agreement, dated June 30, 1993, between Conifer Penfield Associates, L.P. and the Company, with respect to Store No. 132. (1999 Form 10-K, Exhibit No. 10.58a)
10.59*	Modification and Extension Agreement, dated November 1, 1993, between AA & L Associates, L.P. and the Company, with respect to Store Nos. 1, 23, 25, 27, 28, 29, 35, 53, 57 and 60. (1994 Form 10-K, Exhibit No. 10.57)

Exhibit No.	Document

10.62*	Mortgage Agreement, dated September 28, 1994, between the Company and the City of Rochester, New York. (1995 Form 10-K, Exhibit No. 10.60)
10.63*	Lease Agreement, dated October 11, 1994, between the Company and the City of Rochester, New York. (1995 Form 10-K, Exhibit No. 10.61)
10.64*	Mortgage Notes, Collateral Security Mortgage and Security Agreement, Indemnification Agreement and Guarantee, dated September 22, 1995, between Monro Service Corporation, County of Monroe Industrial Development Agency, the Company and The Chase Manhattan Bank, N.A. (September 1995 Form 10-Q, Exhibit No. 10.02)
10.66*	Amendment to Lease Agreement, dated September 19, 1995, between the Company and the County of Monroe Industrial Development Agency. (September 1995 Form 10-Q, Exhibit No. 10.00)
10.68*	Amended and Restated Employment Agreement dated May 15, 2003, between the Company and Catherine D’Amico. (2003 Form 10-K, Exhibit No. 10.68)**
10.70*	Purchase Agreement between Walker Manufacturing Company, a division of Tenneco Automotive, and the Company, dated as of June 29, 1999. (2000 Form 10-K, Exhibit No. 10.70)
10.71*	Asset Purchase Agreement by and among Speedy Muffler King Inc., Bloor Automotive Inc., Speedy Car-X Inc., Speedy (U.S.A.) Inc., Speedy Holding Corp. and the Company, dated as of April 13, 1998. (April 1998 Form 8-K, Exhibit No. 10.1)
10.71a*	Amendment No. 2 to the Asset Purchase Agreement by and among Speedy Muffler King Inc., Bloor Automotive Inc., Speedy Car-X Inc., Speedy (U.S.A.) Inc., Speedy Holding Corp. and the Company, dated August 31, 1998. (September 1998 Form 8-K, Exhibit No. 10.1)
10.72*	Form of Agreement — “Purchase Agreement and Escrow Instructions” between Realty Income Corporation — buyer and the Company — seller, dated November 12, 1997. (1998 Form 10-K, Exhibit No. 10.70)
10.73*	“Purchase Agreement and Escrow Instructions” between Realty Income Corporation — buyer and the Company — seller, dated March 31, 1999. (1999 Form 10-K, Exhibit No. 10.73)
10.73a*	Amendment to “Purchase Agreement and Escrow Instructions” between Realty Income Corporation — buyer and the Company — seller, dated May 6, 1999, with respect to Store Nos. 372 and 368. (1999 Form 10-K, Exhibit No. 10.73a)
10.75*	Supply Agreement between Monro Muffler Brake, Inc. and The Valvoline Company, a division of Ashland Inc., effective November 1, 2002. (December 2002 Form 10-Q, Exhibit No. 10.79)
10.75a*	Automotive Filter Sales Agreement between Monro Muffler Brake, Inc. and The Valvoline Company, a division of Ashland Inc., dated November 1, 2002. (December 2002 Form 10-Q, Exhibit No. 10.80)
10.76*	“Tenneco Automotive Ride Control Products Supply Agreement” between Tenneco Automotive Operating Company Inc. and Monro Service Corporation, effective July 1, 2001. (2002 Form 10-K, Exhibit No. 10.76)
10.77*	Management Incentive Compensation Plan, effective as of June 1, 2002. (2002 Form 10-K, Exhibit No. 10.77)**
10.78*	Merchandising Agreement between Monro Muffler Brake, Inc. and Morse Automotive Corporation, dated September 1, 2002. (September 2002 Form 10-Q, Exhibit No. 10.78)
10.79*	Agreement, dated January 1, 1998, between F&J Properties, Inc. and Mr. Tire, Inc., effective January 1, 1998, with respect to Store No. 750. (2004 Form 10-K, Exhibit No. 10.79)
10.79a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 750. (2004 Form 10-K, Exhibit No. 10.79a)
10.79b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by F&J Properties, Inc., with respect to Store No. 750. (2004 Form 10-K, Exhibit No. 10.79b)
10.80*	Agreement, dated January 1, 1997, between The Three Marquees and Mr. Tire, Inc., with respect to Store No. 753. (2004 Form 10-K, Exhibit No. 10.80)
10.80a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 753. (2004 Form 10-K, Exhibit No. 10.80a)

Exhibit No.	Document

10.80b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by The Three Marquees, with respect to Store No. 753. (2004 Form 10-K, Exhibit No. 10.80b)
10.81*	Agreement, dated April 1, 1998, between 425 Manchester Road, LLC and Mr. Tire, Inc., with respect to Store No. 754. (2004 Form 10-K, Exhibit No. 10.81)
10.81a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 754. (2004 Form 10-K, Exhibit No. 10.81a)
10.81b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by 425 Manchester Road, LLC, with respect to Store No. 754. (2004 Form 10-K, Exhibit No. 10.81b)
10.82*	Agreement, dated January 1, 1997, between The Three Marquees and Mr. Tire, Inc., with respect to Store No. 756. (2004 Form 10-K, Exhibit No. 10.82)
10.82a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 756. (2004 Form 10-K, Exhibit No. 10.82a)
10.82b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by The Three Marquees, with respect to Store No. 756. (2004 Form 10-K, Exhibit No. 10.82b)
10.83*	Agreement, dated January 1, 1997, between The Three Marquees and Mr. Tire, Inc., with respect to Store No. 758. (2004 Form 10-K, Exhibit No. 10.83)
10.83a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 758. (2004 Form 10-K, Exhibit No. 10.83a)
10.83b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by The Three Marquees, with respect to Store No. 758. (2004 Form 10-K, Exhibit No. 10.83b)
10.84*	Agreement, dated September 2, 1999, between LPR Associates and Mr. Tire, Inc., with respect to Store No. 765. (2004 Form 10-K, Exhibit No. 10.84)
10.84a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 765. (2004 Form 10-K, Exhibit No. 10.84a)
10.84b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by LPR Associates, with respect to Store No. 765. (2004 Form 10-K, Exhibit No. 10.84b)
10.85*	Monro Muffler Brake, Inc. Warrant to Purchase Common Stock, dated March 1, 2004, between the Company and Atlantic Automotive Corp. (2004 Form 10-K, Exhibit No. 10.85)
10.86*	“Supply Agreement” between the Company and Wagner Brake, a division of Federal-Mogul Corporation, dated as of November 2, 2004 and effective as of February 1, 2005. (December 2004 Form 10-Q, Exhibit No. 10.86)
21.01	Subsidiaries of the Company.
23.01	Consent of PricewaterhouseCoopers LLP.
24.01	Powers of Attorney.

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) hereof.

*	An asterisk “*” following an exhibit number indicates that the exhibit is incorporated herein by reference to an exhibit to one of the following documents: (1) the Company’s Registration Statement on Form S-1 (Registration No. 33-41290), filed with the Securities and Exchange Commission on June 19, 1991 (“Form S-1”); (2) Amendment No. 1 thereto, filed July 22, 1991 (“Amendment No. 1”); (3) the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1992 (“1992 Form 10-K”); (4) the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on December 24, 1992 (“December 1992 Form S-8”); (5) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1993 (“September 1993 Form 10-Q”); (6) the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994 (“1994 Form 10-K”); (7) the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995 (“1995 Form 10-K”); (8) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995 (“September 1995 Form 10-Q”); (9) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 (“September 1996 Form 10-Q”); (10) the Company’s Annual Report on Form 10-K for

the fiscal year ended March 31, 1997 (“1997 Form 10-K”); (11) the Company’s Current Report on Form 8-K filed on April 28, 1998 (“April 1998 Form 8-K”); (12) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1998 (“December 1998 Form 10-Q”); (13) the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (“1998 Form 10-K”); (14) the Company’s Current Report on Form 8-K filed on September 23, 1998 (“September 1998 Form 8-K”); (15) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998 (“September 1998 Form 10-Q”); (16) the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999 (“1999 Form 10-K”); (17) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999 (“September 1999 Form 10-Q”); (18) the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000 (“2000 Form 10-K”); (19) the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on April 7, 2000 (“April 2000 Form S-8”); (20) the Company’s Registration Statements on Forms S-8, filed with the Securities and Exchange Commission on March 22, 2001 (each a “March 2001 Form S-8”); (21) the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on June 26, 2001 (“June 2001 Form S-8”); (22) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001 (“June 2001 Form 10-Q”); (23) the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2002 (“2002 Form 10-K”); (24) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2002 (“September 2002 Form 10-Q”); (25) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2002 (“December 2002 Form 10-Q”); (26) the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2003 (“2003 Form 10-K”); (27) the Company’s Current Report on Form 8-K/ A, filed on August 12, 2003 to amend and restate the Current Report on Form 8-K, filed July 14, 2003 (“August 2003 Form 8-K/ A”); (28) the Company’s Current Report on Form 8-K filed on March 12, 2004 (“March 2004 Form 8-K”); (29) the Company’s Registration Statement on form S-3 (Registration No. 333-118176), filed with the Securities and Exchange Commission on August 12, 2004 (“August 2004 Form S-3”); (30) the Company’s Quarterly Report on form 10-Q for the fiscal quarter ended December 25, 2004 (“December 2004 Form 10-Q”); (31) the Company’s Annual Report on Form 10-K for the fiscal year ended March 27, 2004 (“2004 Form 10-K”); or (32) the Company’s Current Report on Form 8-K, filed June 8, 2005 (“June 2005 Form 8-K”). The appropriate document and exhibit number are indicated in parentheses.