Form 10-Q
period 2005-06-25
MONRO MUFFLER BRAKE INC
filed 2005-08-04
CIK 876427

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2005.
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
Yes ☑           No ☐
As of July 23, 2005, 13,842,064 shares of the Registrant’s Common Stock, par value $ .01 per share, were outstanding.

MONRO MUFFLER BRAKE, INC.
INDEX

Page No.
Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheet at June 25, 2005 and March 26, 2005	3

Consolidated Statement of Income for the quarters ended June 25, 2005 and June 26, 2004	4

Consolidated Statement of Changes in Shareholders’ Equity for the quarter ended June 25, 2005	5

Consolidated Statement of Cash Flows for the quarters ended June 25, 2005 and June 26, 2004	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 4. Controls and Procedures	15

Part II. Other Information

Item 6. Exhibits	16

Signatures	17

Exhibit Index	18
EX-10.1 Credit Agreement Among Monro Muffler Brake, Inc.
EX-10.2 Security Agreement Among Monor Muffler Brake, Inc.
EX-10.3 Guaranty Among Monro Service Corporation
EX-10.4 Credit Agreement Among Monro Leasing, LLC
EX-10.5 Negative Pdedge Agreement Among Monro Muffler
EX-31.1 Section 302 Certification of Robert G. Gross
EX-31.2 Sect. 302 Certification of Catherine D'Amico
EX-32.1 Certification Pursuant to 18 USC Sect. 1350

Item 1. Financial Statements
MONRO MUFFLER BRAKE, INC.
CONSOLIDATED BALANCE SHEET

	(Unaudited)
	June 25,	March 26,
	2005	2005
	(Dollars in thousands)
Assets
Current assets:
Cash and equivalents	$3,557	$888
Trade receivables	2,502	2,162
Inventories	62,285	59,753
Deferred income tax asset	787	798
Other current assets	13,559	13,918

Total current assets	82,690	77,519

Property, plant and equipment	283,230	279,561
Less — Accumulated depreciation and amortization	(118,781)	(115,252)

Net property, plant and equipment	164,449	164,309
Goodwill	37,218	37,218
Intangible assets and other noncurrent assets	5,784	5,939

Total assets	$290,141	$284,985

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$1,928	$1,928
Trade payables	24,799	23,791
Federal and state income taxes payable	5,417	682
Accrued payroll, payroll taxes and other payroll benefits	8,480	8,736
Accrued insurance	4,238	4,622
Other current liabilities	10,832	10,602

Total current liabilities	55,694	50,361

Long-term debt	47,321	55,438
Accrued rent expense	7,829	7,829
Other long-term liabilities	3,165	3,332
Deferred income tax liability	374	536

Total liabilities	114,383	117,496

Commitments
Shareholders’ equity:
Class C Convertible Preferred Stock, $1.50 par value, $.144 conversion value, 150,000 shares authorized; 65,000 shares issued and outstanding	97	97
Common Stock, $.01 par value, 20,000,000 shares authorized; 13,750,930 and 13,702,455 shares issued and outstanding at June 25, 2005 and March 26, 2005, respectively	137	137
Treasury Stock, 325,200 shares, at cost	(1,831)	(1,831)
Additional paid-in capital	52,998	52,484
Accumulated other comprehensive income	(9)	(17)
Retained earnings	124,366	116,619

Total shareholders’ equity	175,758	167,489

Total liabilities and shareholders’ equity	$290,141	$284,985

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Quarter Ended Fiscal June
	2005	2004
		Restated
	(Dollars in thousands,
	except per share data)
Sales	$94,625	$87,347
Cost of sales, including distribution and occupancy costs	53,922	50,322

Gross profit	40,703	37,025
Operating, selling, general and administrative expenses	26,901	25,283

Operating income	13,802	11,742
Interest expense, net of interest income for the quarter of $7 in 2005 and $11 in 2004	882	585
Other expense, net	425	121

Income before provision for income taxes	12,495	11,036
Provision for income taxes	4,748	4,194

Net income	$7,747	$6,842

Earnings per share:
Basic	$.58	$.53

Diluted	$.52	$.47

Weighted average number of common shares outstanding used in computing earnings per share
Basic	13,395	13,007

Diluted	14,866	14,520

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
(Dollars in thousands)

					Accumulated
				Additional	Other
	Preferred	Common	Treasury	Paid-in	Comprehensive	Retained
	Stock	Stock	Stock	Capital	Income	Earnings	Total
Balance at March 26, 2005	$97	$137	$(1,831)	$52,484	$(17)	$116,619	$167,489

Net income						7,747	7,747
Other comprehensive income:
SFAS No. 133 adjustment for the three months ended June 25, 2005					8		8

Total comprehensive income							7,755

Exercise of stock options				514			514

Balance at June 25, 2005	$97	$137	$(1,831)	$52,998	$(9)	$124,366	$175,758

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Quarter Ended Fiscal June
	2005	2004
		Restated
	(Dollars in thousands)
	Increase (Decrease) in Cash
Cash flows from operating activities:
Net income	$7,747	$6,842

Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	4,353	3,953
Net change in deferred income taxes	(156)	1,411
Loss (gain) on disposal of property, plant and equipment	237	(52)
Increase in trade receivables	(340)	(491)
Increase in inventories	(2,532)	(1,274)
Decrease in other current assets	407	949
Increase in intangible assets and other noncurrent assets	(45)	(1,034)
Increase in trade payables	1,008	4,878
Decrease in accrued expenses	(447)	(540)
Increase in federal and state income taxes payable	4,735	3,346
(Decrease) increase in other long-term liabilities	(150)	374

Total adjustments	7,070	11,520

Net cash provided by operating activities	14,817	18,362

Cash flows from investing activities:
Capital expenditures	(3,561)	(4,391)
Proceeds from the disposal of property, plant and equipment	77	113

Net cash used for investing activities	(3,484)	(4,278)

Cash flows from financing activities:
Proceeds from borrowings	31,600	33,100
Principal payments on long-term debt and capital lease obligations	(40,778)	(46,456)
Exercise of stock options	514	692

Net cash used for financing activities	(8,664)	(12,664)

Increase in cash	2,669	1,420
Cash at beginning of period	888	1,533

Cash at end of period	$3,557	$2,953

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Condensed Consolidated Financial Statements
     The consolidated balance sheet as of June 25, 2005, the consolidated statements of income and cash flows for the thirteen week periods ended June 25, 2005 and June 26, 2004 and the consolidated statement of changes in shareholders’ equity for the thirteen week period ended June 25, 2005, include Monro Muffler Brake, Inc. and its wholly owned subsidiaries (the “Company”). These unaudited condensed consolidated financial statements have been prepared by the Company and are subject to year-end adjustments. In the opinion of management, all known adjustments (consisting of normal recurring accruals or adjustments) have been made to present fairly the financial position, results of operations and cash flows for the unaudited periods presented.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 26, 2005. The results of operations for the interim periods being reported on herein are not necessarily indicative of the operating results for the full year.
     The Company reports its results on a 52/53 week fiscal year with the fiscal year ending on the last Saturday in March of each year. The following are the dates represented by each fiscal period reported in these condensed financial statements:
     “Quarter Ended Fiscal June 2005”:           March 27, 2005 – June 25, 2005 (13 weeks)
     “Quarter Ended Fiscal June 2004”:           March 28, 2004 – June 26, 2004 (13 weeks)
RESTATEMENT
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
     The effects of the restatement on previously reported Consolidated Financial Statements as of June 26, 2004 are summarized below.

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	(Unaudited)
	As Previously	As
Financial statement caption	Reported	Restated
	(Dollars in thousands, except
	for per share amounts)
CONSOLIDATED STATEMENT OF INCOME

Cost of sales, including distribution and occupancy costs	$50,083	$50,322
Gross profit	37,264	37,025
Operating income	11,981	11,742
Other expense	147	121
Income before provision for income taxes	11,249	11,036
Provision for income taxes	4,275	4,194
Net income	6,974	6,842

Earnings per share — basic	$.54	$.53
Earnings per share — diluted	$.48	$.47

CONSOLIDATED STATEMENT OF CASH FLOWS

Net Income	6,974	6,842
Depreciation and amortization	3,745	3,953
Net change in deferred income taxes	1,492	1,411
Gain on disposal of property, plant and equipment	(26)	(52)
Decrease in accrued expenses	(571)	(540)
     The restatement resulted in a decrease to other expense as a result of changes in the gain or loss on disposal of assets for which depreciation expense was restated.
Note 2 — Acquisitions
     Effective October 17, 2004, the Company acquired five retail tire and automotive repair stores located in and around Frederick, Maryland from Donald B. Rice Tire Co., Inc. (the “Rice Tire Acquisition”). On March 6, 2005, the Company acquired 10 retail tire and automotive repair stores located in southern Maryland from Henderson Holdings, Inc. (the “Henderson Acquisition”). This group of 15 stores produce approximately $19 million in sales annually. The Company operates 14 of these retail locations under the Mr. Tire brand name and one under the Tread Quarters brand name. The Company purchased all of the operating assets of these stores, including fixed assets and certain inventory, and assumed certain liabilities, including obligations pursuant to the real property leases for certain of the retail store locations. The total purchase price of these stores was approximately $11.6 million, which was funded through $5.1 million in cash, the assumption of liabilities and the issuance of 240,206 shares of the Company’s common stock, which was valued at $6.5 million. In addition, the Company recorded buildings and capital lease obligations in the amount of approximately $7 million in connection with new leases with the seller of Henderson Holdings for nine of the properties acquired. The purchase price and the related accounting for these acquisitions is subject to adjustments to reflect final counts of inventory and fixed assets and the completion of the Company’s purchase accounting procedures, including finalizing the valuation of certain tangible and intangible assets by the fourth quarter of fiscal 2006. The results of operations of these stores is included in the Company’s income statement from their respective dates of acquisition .

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3 — Derivative Financial Instruments
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
     The notional amount of derivative financial instruments, which consisted solely of an interest rate swap used to minimize the risk and/or costs associated with changes in interest rates, was approximately $1.5 million at June 25, 2005. This swap matures in October 2005. This swap contract requires the Company to pay a fixed-rate of interest of 7.15% and receive variable rates of interest based on the 30-day LIBOR rate.
     At June 25, 2005, the fair value of this contract, net of tax, is recorded as a component of accumulated other comprehensive income in the consolidated Statement of Changes in Shareholders’ Equity.
Note 4 — Earnings Per Share
     The following is a reconciliation of basic and diluted earnings per common share for the respective quarters:

	Quarter Ended
	Fiscal June
	2005	2004
		Restated
Numerator for earnings per common share calculation:
Net Income	$7,747	$6,842

Denominator for earnings per common share calculation:
Weighted average common shares, basic	13,395	13,007

Effect of dilutive securities:
Preferred Stock	675	675
Stock options and warrants	796	838

Weighted average number of common shares, diluted	14,866	14,520

Basic Earnings per common share:	$.58	$.53

Diluted Earnings per common share:	$.52	$.47

     The computation of diluted earnings per common share for the thirteen week periods ended fiscal June 2005 and 2004 excludes the effect of the assumed exercise of approximately 1,000 and 9,000 stock options, respectively, as the exercise prices of these options were greater than the average market value of the Company’s common stock for those periods, resulting in an anti-dilutive effect on diluted earnings per common share.
Note 5 — Stock-Based Compensation
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

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

	Quarter Ended Fiscal June
	2005	2004
		Restated
	(Dollars in thousands,
	except per share data)
Net income, as reported	$7,747	$6,842
Add: Total stock-based employee compensation expense recorded in accordance with APB 25, net of tax effect	—	—
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(940)	(215)

Pro forma net income	$6,807	$6,627

Earnings per share:
Basic-as reported	$.58	$.53

Basic-pro forma	$.51	$.51

Diluted-as reported	$.52	$.47

Diluted-pro forma	$.46	$.46

     The weighted average fair value of options granted during the thirteen week periods ended fiscal June 2005 and 2004 was $9.47 and $11.22, respectively. The fair values of the options granted were estimated on the date of their grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Quarter Ended Fiscal June
	2005	2004
Risk free interest rate	4.11%	4.60%
Expected life	6 years	9 years
Expected volatility	28.4%	28.9%
Expected dividend yield	0%	0%
Forfeitures are recognized as they occur.
Note 6 – Supplemental Disclosure of Cash Flow Information
     The following transactions represent non-cash investing and financing activities during the periods indicated:
THREE MONTHS ENDED JUNE 25, 2005:
     In connection with the disposal of assets, the Company reduced both fixed assets and long-term liabilities by $4,000.

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     In connection with the recording of capital leases, the Company increased both fixed assets and long-term debt by $1,061,000.
     In connection with recording the value of the Company’s swap contracts, other comprehensive income increased by $8,000, other long-term liabilities decreased by $13,000 and the deferred income tax liability was increased by $5,000.
THREE MONTHS ENDED JUNE 26, 2004:
     In connection with the disposal of assets, the Company reduced both fixed assets and long-term liabilities by $181,000.
     In connection with recording the value of the Company’s swap contracts, other comprehensive income increased by $25,000, other long-term liabilities decreased by $40,000 and the deferred income tax liability was increased by $15,000.
CASH PAID DURING THE PERIOD:

	Quarter Ended Fiscal June
	2005	2004
Interest, net	$736,000	$600,000
Income taxes, net	$170,000	$298,000
Note 7 – Cash Dividend
     In May 2005, the Company’s Board of Directors declared a regular quarterly cash dividend of $.05 per share to be paid beginning with the first quarter of fiscal 2006. However, the declaration of and any determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, capital requirements, compliance with charter and contractual restrictions, and such other factors as the Board of Directors deems relevant.
Note 8 – Subsequent Events — Credit Facility Agreement
     In July 2005, the Company entered into a new five-year, $125 million Revolving Credit Facility agreement (the “Credit Facility”) with five banks in the lending syndicate that provided the Company’s prior financing arrangement. Interest only is payable monthly throughout the Credit Facility’s term. The Credit Facility increases the Company’s current borrowing capacity by $15 million and includes a provision allowing the Company to expand the amount of the overall facility to $160 million, subject to existing or new lender(s) commitments at that time. The terms of the Credit Facility immediately reduce the spread the Company pays on LIBOR-based borrowings by 50 basis points and permit the payment of cash dividends not to exceed 25% of the preceding year’s net income. Additionally, the new Credit Facility is not secured by the Company’s real property, although the Company has entered into an agreement not to encumber its real property, with certain permissible exceptions. Other terms of the Credit Facility are generally consistent with the Company’s prior financing agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
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
     The following table sets forth income statement data of Monro Muffler Brake, Inc. (“Monro” or the “Company”) expressed as a percentage of sales for the fiscal periods indicated:

	Quarter Ended Fiscal June
	2005	2004
		Restated
Sales	100.0%	100.0%

Cost of sales, including distribution and occupancy costs	57.0	57.6

Gross profit	43.0	42.4
Operating, selling, general and administrative expenses	28.4	29.0

Operating income	14.6	13.4

Interest expense — net	.9	.7

Other expense	.5	.1

Income before provision for income taxes	13.2	12.6

Provision for income taxes	5.0	4.8

Net income	8.2%	7.8%

First Quarter Ended June 25, 2005 Compared To First Quarter Ended June 26, 2004
     Sales were $94.6 million for the quarter ended June 25, 2005 as compared with $87.3 million in the quarter ended June 26, 2004. The sales increase of $7.3 million, or 8.3%, was due to an increase of $7.0 million related to new stores and a comparable store sales increase of 1.7%. There were 77 selling days in the quarter ended June 25, 2005 and in the quarter ended June 26, 2004.
     At June 25, 2005, the Company had 625 company-operated stores compared with 597 stores at June 26, 2004. During the quarter ended June 25, 2005, the Company added two stores and closed three.
     Gross profit for the quarter ended June 25, 2005 was $40.7 million or 43.0% of sales as compared with $37.0 million or 42.4% of sales for the quarter ended June 26, 2004. The increase in gross profit for the quarter ended June 25, 2005, as a percentage of sales, is primarily due to a reduction in material costs. A combination of selling price increases, which were implemented in March 2005, some lower product costs as a result of new vendor agreements and the recognition of vendor rebates against cost of goods in concert with inventory turns, all helped to lower material costs.
     Operating, selling, general and administrative (“SG&A”) expenses for the quarter ended June 25, 2005 increased by $1.6 million to $26.9 million from the quarter ended June 26, 2004, and were 28.4% of sales as compared to 29.0% in the prior year quarter. The decrease in SG&A expense as a percentage of sales is partially due to a reduction in advertising costs, through better leveraging, with more tire stores clustered in the Baltimore market. Additionally, management bonus costs and corporate insurance and depreciation costs decreased as a percent of sales as compared to the prior year.
     Operating income for the quarter ended June 25, 2005 of approximately $13.8 million increased 17.5% as compared to operating income for the quarter ended June 26, 2004, and increased as a percentage of sales from 13.4% to 14.6% for the same periods.
     Net interest expense for the quarter ended June 25, 2005 increased by approximately $.3 million as compared to the same period in the prior year, and increased from .7% to .9% as a percentage of sales for the same periods. There was an increase in the weighted average interest rate for the current year quarter of approximately 270 basis points as compared to the prior year due to increases in prime and LIBOR interest rates, as well as some new capital leases that carry higher rates than the Company’s bank facility. Partially offsetting this was a decrease in the weighted average debt outstanding for the quarter ended June 25, 2005 of approximately $7.1 million.
     The effective tax rate for the quarters ended June 25, 2005 and June 26, 2004 was 38% of pre-tax income.
     Net income for the quarter ended June 25, 2005 of $7.7 million increased 13.2% from net income for the quarter ended June 26, 2004. Earnings per share on a diluted basis for the quarter ended June 25, 2005 increased 10.6%.
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
Capital Resources and Liquidity
     Capital Resources
     The Company’s primary capital requirements in fiscal 2006 are the upgrading of facilities and systems in existing stores and the funding of its store expansion program, including potential acquistions of existing store chains. For the three months ended June 25, 2005, the Company spent $3.6 million principally for equipment. Funds were provided primarily by cash flow from operations. Management believes that the Company has sufficient resources available (including cash and equivalents, net cash flow from operations and bank financing) to expand its business as currently planned for the next several years.
     Liquidity
     In March 2003, the Company renewed its credit facility agreement. The amended financing arrangement consisted of an $83.4 million Revolving Credit facility (of which approximately $10.4 million was outstanding at June 25, 2005), and a non-

amortizing credit loan (formerly synthetic lease financing) totaling $26.6 million (all of which was outstanding at June 25, 2005).
     The Revolving Credit portion of the prior facility had a three-year term expiring in September 2006. On June 27, 2003, the Company purchased the entity holding title to the properties and debt under the synthetic lease and, accordingly, consolidated both the assets and debt related to such lease on its balance sheet at that date. In accordance with the Company’s prior credit facility agreement, the synthetic lease was converted to a three-year, non-amortizing revolving credit loan, also expiring in September 2006.
     The loans bore interest at the prime rate or other LIBOR-based rate options tied to the Company’s financial performance. Interest only was payable monthly on the Revolving Credit facility and credit loan throughout the term. The Company also paid a facility fee on the unused portion of the commitment.
     The prior credit facility was secured by most of the Company’s assets, with certain permissible exceptions.
     In July 2005, the Company entered into a new five-year, $125 million Revolving Credit Facility agreement (the “Credit Facility”) with five banks in the lending syndicate that provided the Company’s prior financing arrangement. Interest only is payable monthly throughout the Credit Facility’s term. The Credit Facility increases the Company’s current borrowing capacity by $15 million to $125 million and includes a provision allowing the Company to expand the amount of the overall facility to $160 million, subject to existing or new lender(s) commitments at that time. The terms of the Credit Facility immediately reduce the spread the Company pays on LIBOR-based borrowings by 50 basis points and permit the payment of cash dividends not to exceed 25% of the preceding year’s net income. Additionally, the new Credit Facility is not secured by the Company’s real property, although the Company has entered into an agreement not to encumber its real property, with certain permissible exceptions. Other terms of the Credit Facility are generally consistent with the Company’s prior financing agreement.
     The Company has financed its office/warehouse facility via a 10 year mortgage with a current balance of $1.5 million, amortizable over 20 years, and a mortgage note payable of $.7 million due in a balloon payment in 2015. In addition, the Company has financed certain store properties and equipment with capital leases, which amount to $10.1 million and are due in installments through 2023.
     Certain of the Company’s long-term debt agreements require, among other things, the maintenance of specified interest and rent coverage ratios and amounts of tangible net worth. They also contain restrictions on cash dividend payments. At June 25, 2005, the Company is in compliance with the applicable debt covenants.
     The Company enters into interest rate hedge agreements, which involve the exchange of fixed and floating rate interest payments periodically over the life of the agreement without the exchange of the underlying principal amounts. The differential to be paid or received is accrued as interest rates change and is recognized over the life of the agreements as an offsetting adjustment to interest expense. At June 2005, the Company was party to an interest rate swap agreement with a notional value of $1.5 million, which expires in October 2005.
Recent Accounting Pronouncements
     In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 requires retrospective application to prior period financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS 154 further requires a change in depreciation, amortization or depletion method for long-lived, non-financial assets to be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for fiscal years beginning after December 15, 2005. The Company does not believe the adoption of SFAS 154 will have a material impact on its financial statements.
     In June 2005, the FASB ratified Emerging Issues Task Force (EITF) consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-6”). EITF 05-6 provides guidance regarding the amortization period for leasehold improvements acquired in a business combination and the amortization period of leasehold improvements that are placed in service significantly after and not contemplated at the beginning of the lease term. EITF 05-6 will be effective beginning with the Company’s second quarter of fiscal 2006. The Company does not believe the adoption of EITF 05-6 will have a material impact on its financial statements.

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards on the grant date (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period (usually the vesting period). SFAS 123R is effective for public entities as of the beginning of the first annual reporting period that begins after June 15, 2005 (the Company’s fiscal year 2007). The Company discloses the pro forma impact of expensing stock options in accordance with SFAS 123, as originally issued, in Note 5 to the consolidated financial statements and is still assessing the impact that SFAS 123R will have on its financial statements.
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
     In conjunction with the close of each fiscal quarter and under the supervision of the Chief Executive Officer and Chief Financial Officer, the Company conducts an update, a review and an evaluation of the effectiveness of the Company’s disclosure controls and procedures. It is the conclusion of the Company’s Chief Executive Officer and Chief Financial Officer, based upon an evaluation completed as of the end of the most recent fiscal quarter reported on herein, that the Company’s disclosure controls and procedures were effective in ensuring that any material information relating to the Company is recorded, processed, summarized and reported to its principal officers to allow timely decisions regarding required disclosures.
     Changes in internal controls
     There were no changes in the Company’s internal control over financial reporting during the quarter ended June 25, 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MONRO MUFFLER BRAKE, INC.
PART II — OTHER INFORMATION
Item 6. Exhibits
     a. Exhibits

10.1 –	Credit Agreement among Monro Muffler Brake, Inc., Charter One Bank, N.A., JPMorgan Chase Bank, N.A., Bank of America, N.A. and the Lenders Named therein

10.2 –	Security Agreement among Monro Muffler Brake, Inc., Charter One Bank, N.A., JPMorgan Chase Bank, N.A., Bank of America, N.A. and the Lenders Named therein

10.3 –	Guaranty among Monro Service Corporation, Charter One Bank, N.A., JPMorgan Chase Bank, N.A., Bank of America, N.A. and the Lenders Named therein

10.4 –	Credit Agreement among Monro Leasing, LLC, Charter One Bank, N.A., JPMorgan Chase Bank, N.A., Bank of America, N.A. and the Lenders Named therein

10.5 –	Negative Pledge Agreement among Monro Muffler Brake, Inc., Charter One Bank, N.A., JPMorgan Chase Bank, N.A., Bank of America, N.A. and the Lenders Named therein

31.1 –	Certification of Robert G. Gross pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2 –	Certification of Catherine D’Amico pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1 –	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONRO MUFFLER BRAKE, INC.

DATE: August 4, 2005	By	/s/ Robert G. Gross

Robert G. Gross President and Chief Executive Officer

DATE: August 4, 2005	By	/s/ Catherine D’Amico

Catherine D’Amico
Executive Vice President-Finance, Treasurer
and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Page No.
10.1	Credit Agreement among Monro Muffler Brake, Inc., Charter One Bank, N.A., JPMorgan Chase Bank, N.A., Bank of America, N.A. and the Lenders Named therein	19

10.2	Security Agreement among Monro Muffler Brake, Inc., Charter One Bank, N.A., JPMorgan Chase Bank, N.A., Bank of America, N.A. and the Lenders Named therein	80

10.3	Guaranty among Monro Service Corporation, Charter One Bank, N.A., JPMorgan Chase Bank, N.A., Bank of America, N.A. and the Lenders Named therein	93

10.4	Credit Agreement among Monro Leasing, LLC, Charter One Bank, N.A., JPMorgan Chase Bank, N.A., Bank of America, N.A. and the Lenders Named therein	105

10.5	Negative Pledge Agreement among Monro Muffler Brake, Inc., Charter One Bank, N.A., JPMorgan Chase Bank, N.A., Bank of America, N.A. and the Lenders Named therein	118

31.1	Certification of Robert G. Gross pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	124

31.2	Certification of Catherine D’Amico pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	125

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	126