Form 10-Q
period 2005-09-24
MONRO MUFFLER BRAKE INC
filed 2005-11-03
CIK 876427

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2005.
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
Yes ☑                      No ☐
Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                      No ☑
As of October 21, 2005, 13,886,301 shares of the Registrant’s Common Stock, par value $.01 per share, were outstanding.

MONRO MUFFLER BRAKE, INC.

Item 1. Financial Statements
MONRO MUFFLER BRAKE, INC.
CONSOLIDATED BALANCE SHEET

	(Unaudited)
	September 24,	March 26,
	2005	2005
	(Dollars in thousands)
Assets
Current assets:
Cash and equivalents	$3,765	$888
Trade receivables	2,425	2,162
Inventories	62,420	59,753
Deferred income tax asset	1,028	798
Other current assets	14,741	13,918

Total current assets	84,379	77,519

Property, plant and equipment	285,000	279,561
Less — Accumulated depreciation and amortization	(121,655)	(115,252)

Net property, plant and equipment	163,345	164,309
Goodwill	37,781	37,218
Intangible assets and other noncurrent assets	5,786	5,939

Total assets	$291,291	$284,985

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$1,927	$1,928
Trade payables	23,372	23,791
Federal and state income taxes payable	3,334	682
Accrued payroll, payroll taxes and other payroll benefits	8,510	8,736
Accrued insurance	4,468	4,622
Other current liabilities	10,681	10,602

Total current liabilities	52,292	50,361

Long-term debt	43,490	55,438
Accrued rent expense	7,546	7,829
Other long-term liabilities	2,948	3,332
Deferred income tax liability	305	536

Total liabilities	106,581	117,496

Commitments
Shareholders’ equity:
Class C Convertible Preferred Stock, $1.50 par value, $.144 conversion value, 150,000 shares authorized; 65,000 shares issued and outstanding	97	97
Common Stock, $.01 par value, 20,000,000 shares authorized; 13,885,282 and 13,702,455 shares issued and outstanding at September 24, 2005 and March 26, 2005, respectively	139	137
Treasury Stock, 325,200 shares, at cost	(1,831)	(1,831)
Additional paid-in capital	55,055	52,484
Accumulated other comprehensive income	(2)	(17)
Retained earnings	131,252	116,619

Total shareholders’ equity	184,710	167,489

Total liabilities and shareholders’ equity	$291,291	$284,985

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Quarter Ended		Six Months Ended
	Fiscal September		Fiscal September
	2005	2004	2005	2004
		Restated		Restated
	(Dollars in thousands, except per share data)

Sales	$95,641	$88,421	$190,266	$175,768
Cost of sales, including distribution and occupancy costs	55,897	51,545	109,819	101,867

Gross profit	39,744	36,876	80,447	73,901
Operating, selling, general and administrative expenses	26,777	25,571	53,678	50,854

Operating income	12,967	11,305	26,769	23,047
Interest expense, net of interest income for the quarter of $8 in 2005 and $11 in 2004, and year-to-date of $16 in 2005 and $22 in 2004	810	588	1,692	1,174
Other (income) expense, net	(122)	171	303	291

Income before provision for income taxes	12,279	10,546	24,774	21,582
Provision for income taxes	4,666	4,008	9,414	8,202

Net income	$7,613	$6,538	$15,360	$13,380

Earnings per share:
Basic	$.56	$.50	$1.14	$1.02

Diluted	$.51	$.45	$1.03	$.92

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
(Dollars in thousands)

					Accumulated
				Additional	Other
	Preferred	Common	Treasury	Paid-in	Comprehensive	Retained
	Stock	Stock	Stock	Capital	Income	Earnings	Total

Balance at March 26, 2005	$97	$137	$(1,831)	$52,484	$(17)	$116,619	$167,489

Net income						15,360	15,360
Other comprehensive income:
SFAS No. 133 adjustment for the six months ended September 24, 2005					15		15

Total comprehensive income							15,375

Cash dividends:	Preferred at $.05 per share					(34)	(34)
	Common at $.05 per share					(693)	(693)

Exercise of stock options		1		1,232			1,233

Exercise of warrants		1		1,339			1,340

Balance at September 24, 2005	$97	$139	$(1,831)	$55,055	$(2)	$131,252	$184,710

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Quarter Ended Fiscal
	September
	2005	2004
		Restated
	(Dollars in thousands)
	Increase (Decrease) in Cash
Cash flows from operating activities:
Net income	$15,360	$13,380

Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	8,809	7,689
Net change in deferred income taxes	(470)	1,586
(Gain) loss on disposal of property, plant and equipment	(71)	238
Increase in trade receivables	(263)	(332)
Increase in inventories	(2,733)	(2,585)
Increase in other current assets	(678)	(1,678)
Increase in intangible assets and other noncurrent assets	(237)	(699)
(Decrease) increase in trade payables	(419)	4,906
Decrease in accrued expenses	(343)	(405)
Increase in federal and state income taxes payable	2,652	2,031
(Decrease) increase in other long-term liabilities	(561)	367

Total adjustments	5,686	11,118

Net cash provided by operating activities	21,046	24,498

Cash flows from investing activities:
Capital expenditures	(8,087)	(8,944)
Proceeds from the disposal of property, plant and equipment	1,267	770

Net cash used for investing activities	(6,820)	(8,174)

Cash flows from financing activities:
Proceeds from borrowings	105,392	71,033
Principal payments on long-term debt and capital lease obligations	(118,587)	(87,046)
Exercise of stock options	1,233	1,142
Exercise of warrants	1,340
Dividends to shareholders	(727)

Net cash used for financing activities	(11,349)	(14,871)

Increase in cash	2,877	1,453
Cash at beginning of period	888	1,533

Cash at end of period	$3,765	$2,986

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Condensed Consolidated Financial Statements
     The consolidated balance sheet as of September 24, 2005, the consolidated statements of income for the quarters and six months ended September 24, 2005 and September 25, 2004, the consolidated statements of cash flows for the six months ended September 24, 2005 and September 25, 2004 and the consolidated statement of changes in shareholders’ equity for the six months ended September 24, 2005, include Monro Muffler Brake, Inc. and its wholly owned subsidiaries (the “Company”). These unaudited condensed consolidated financial statements have been prepared by the Company and are subject to year-end adjustments. In the opinion of management, all known adjustments (consisting of normal recurring accruals or adjustments) have been made to state fairly the financial position, results of operations and cash flows for the unaudited periods presented.
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
     The Company reports its results on a 52/53 week fiscal year with the fiscal year ending on the last Saturday in March of each year. The following are the dates represented by each fiscal period reported in these condensed financial statements:

“Quarter Ended Fiscal September 2005”:	June 26, 2005 — September 24, 2005 (13 weeks)
“Quarter Ended Fiscal September 2004”:	June 27, 2004 — September 25, 2004 (13 weeks)
“Six Months Ended Fiscal September 2005”:	March 27, 2005 — September 24, 2005 (26 weeks)
“Six Months Ended Fiscal September 2004”:	March 28, 2004 — September 25, 2004 (26 weeks)
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
     The effects of the restatement on previously reported Consolidated Financial Statements as of September 25, 2004 are summarized below.

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quarter Ended		Six Months Ended
	Fiscal September 2004		Fiscal September 2004
	(Unaudited)		(Unaudited)
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
	(Dollars in thousands, except
	per share amounts)
Financial statement caption
CONSOLIDATED STATEMENT OF INCOME

Cost of sales, including distribution and occupancy costs	$51,307	$51,545	$101,390	$101,867
Gross profit	37,114	36,876	74,378	73,901
Operating income	11,543	11,305	23,524	23,047
Other expense	195	171	340	291
Income before provision for income taxes	10,760	10,546	22,010	21,582
Provision for income taxes	4,089	4,008	8,364	8,202
Net income	6,671	6,538	13,646	13,380

Earnings per share — basic	$.51	$.50	$1.05	$1.02
Earnings per share — diluted	$.46	$.45	$.94	$.92

CONSOLIDATED STATEMENT OF CASH FLOWS

Net income			13,646	13,380
Depreciation and amortization			7,273	7,689
Net change in deferred income taxes			1,748	1,586
Loss on disposal of property, plant and equipment			288	238
Decrease in accrued expenses			(467)	(405)
Total adjustments			10,852	11,118
     The restatement resulted in a decrease to other expense as a result of changes in the gain or loss on disposal of assets for which depreciation expense was restated.
Note 2 — Acquisitions
     Effective October 17, 2004, the Company acquired five retail tire and automotive repair stores located in and around Frederick, Maryland from Donald B. Rice Tire Co., Inc. (the “Rice Tire Acquisition”). On March 6, 2005, the Company acquired 10 retail tire and automotive repair stores located in southern Maryland from Henderson Holdings, Inc. (the “Henderson Acquisition”). This group of 15 stores produces approximately $19 million in sales annually. The Company operates 14 of these retail locations under the Mr. Tire brand name and one under the Tread Quarters brand name. The Company purchased all of the operating assets of these stores, including fixed assets and certain inventory, and assumed certain liabilities, including obligations pursuant to the real property leases for certain of the retail store locations. The total purchase price of these stores was approximately $11.6 million, which was funded through $5.1 million in cash, the assumption of liabilities and the issuance of 240,206 shares of the Company’s common stock, which was valued at $6.5 million. In addition, the Company recorded buildings and capital lease obligations in the amount of approximately $7 million in connection with new leases with the seller of Henderson Holdings for eight of the properties acquired and one of the properties acquired in the Rice Acquisition. The purchase price and the related accounting for these acquisitions is subject to adjustments to reflect final counts of inventory and fixed assets and the completion of the Company’s purchase accounting procedures, including finalizing the valuation of certain tangible and intangible assets. The Company expects to complete this for the Henderson Acquisition by the fourth quarter of fiscal 2006. The result of operations of these stores is included in the Company’s income statement from their respective dates of acquisition.

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
     The notional amount of derivative financial instruments, which consisted solely of an interest rate swap used to minimize the risk and/or costs associated with changes in interest rates, was approximately $1.5 million at September 24, 2005. This swap matures in October 2005. This swap contract requires the Company to pay a fixed-rate of interest of 7.15% and receive variable rates of interest based on the 30-day LIBOR rate.
     At September 24, 2005, the fair value of this contract, net of tax, is recorded as a component of accumulated other comprehensive income in the consolidated Statement of Changes in Shareholders’ Equity.
Note 4 — Earnings Per Share
     Basic earnings per common share (EPS) amounts are computed by dividing earnings after the deduction of preferred stock dividends by the average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalents outstanding.
     The following is a reconciliation of basic and diluted EPS for the respective periods:

	Quarter Ended		Six Months Ended
	Fiscal September		Fiscal September
	2005	2004	2005	2004
		Restated		Restated
	(Dollars in thousands, except per share data)
Numerator for earnings per common share calculation:

Net Income	$7,613	$6,538	$15,360	$13,380
Less: Preferred stock dividends	(34)	—	(34)	—

Income available to common stockholders	$7,579	$6,538	$15,326	$13,380

Denominator for earnings per common share calculation:

Weighted average common shares, basic	13,523	13,103	13,459	13,055

Effect of dilutive securities:
Preferred Stock	675	675	675	675
Stock options and warrants	788	737	792	788

Weighted average number of common shares, diluted	14,986	14,515	14,926	14,518

Basic Earnings per common share:	$.56	$.50	$1.14	$1.02

Diluted Earnings per common share:	$.51	$.45	$1.03	$.92

     The computation of diluted EPS excludes the effect of the assumed exercise of approximately 300 and 36,000 stock options, respectively, for the three and six months ended fiscal September 2005 and 139,000 and 60,000, respectively, for the three and six months ended fiscal September 2004. In addition, 100,000 warrants were excluded for the six months ended fiscal September 2004. Such amounts were excluded as the exercise prices of these options and warrants were greater than the average market value of the Company’s common stock for those periods, resulting in an anti-dilutive effect on diluted EPS.

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”) established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS 123, as amended by SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure an Amendment of FASB Statement No. 123.” The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	Quarter Ended		Six Months Ended
	Fiscal September		Fiscal September
	2005	2004	2005	2004
		Restated		Restated
	(Dollars in thousands, except per share data)

Net income, as reported	$7,613	$6,538	$15,360	$13,380
Add: Total stock-based employee compensation expense recorded in accordance with APB 25, net of related tax effect	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effect	(41)	(418)	(981)	(633)

Pro forma net income	$7,572	$6,120	$14,379	$12,747

Earnings per share:
Basic — as reported	$.56	$.50	$1.14	$1.02

Basic — pro forma	$.56	$.47	$1.07	$.98

Diluted — as reported	$.51	$.45	$1.03	$.92

Diluted — pro forma	$.51	$.42	$.96	$.88

     The weighted average fair value of options granted was $6.06 and $5.15, respectively, for the three and six months ended fiscal September 2005, and $10.61 and $11.07, respectively, for the three and six months ended fiscal September 2004. The fair values of the options granted were estimated on the date of their grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quarter Ended		Six Months Ended
	Fiscal September		Fiscal September
	2005	2004	2005	2004

Risk free interest rate	4.39%	4.32%	4.14%	4.53%
Expected life	5 years	9 years	6 years	9 years
Expected volatility	28.3%	28.8%	28.4%	28.9%
Expected dividend yield	3.64%	0%	4.51%	0%
Forfeitures are recognized as they occur.
Note 6 — Supplemental Disclosure of Cash Flow Information
     The following transactions represent non-cash investing and financing activities during the periods indicated:
SIX MONTHS ENDED SEPTEMBER 24, 2005:
     In connection with the disposal of assets, the Company reduced both fixed assets and long-term liabilities by $67,000.
     In connection with the recording of capital leases, the Company increased fixed assets by $763,000, goodwill by $525,000 and long-term debt by $1,288,000.
     In connection with recording the value of the Company’s interest rate swap contracts, other comprehensive income increased by $15,000, other long-term liabilities decreased by $24,000 and the deferred income tax liability was increased by $9,000.
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
CASH PAID DURING THE PERIOD:

	Six Months Ended Fiscal September
	2005	2004
Interest, net	$1,677,000	$1,049,000
Income taxes, net	$7,233,000	$5,446,000
Note 7 — Cash Dividend
     In October 2005, the Company’s Board of Directors declared a regular quarterly cash dividend of $.05 per share to be paid to shareholders of record on October 21, 2005. The dividend will be paid on October 31, 2005. However, the declaration of and any

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, capital requirements, compliance with charter and contractual restrictions, and such other factors as the Board of Directors deems relevant.
Note 8 — Credit Facility Agreement
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
Note 9 — Subsequent Events
     On November 1, 2005, the Company acquired a 13 percent stake in R&S Parts and Service, Inc., a privately owned automotive aftermarket parts and service chain, for $2,000,000, from GDJ Retail LLC. As part of the transaction, the Company also lent R&S $5,000,000 under a secured debt agreement that has a five-year term and an 8 percent interest rate. Additionally, the Company will receive $60,000 per month in consulting fees.
     The Company also has the option to purchase an additional 20 percent stake in R&S on or before March 31, 2006 for $3,000,000. If the Company decides to make this investment, it will have the opportunity to buy the remaining 67 percent of R&S for $9,000,000 cash and $1,000,000 of Monro stock anytime prior to April 1, 2007.

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
     The following table sets forth income statement data of Monro Muffler Brake, Inc. (“Monro” or the “Company”) expressed as a percentage of sales for the fiscal periods indicated:

	Quarter Ended		Six Months Ended
	Fiscal September		Fiscal September
	2005	2004	2005	2004
		Restated		Restated
Sales	100.0%	100.0%	100.0%	100.0%

Cost of sales, including distribution and occupancy costs	58.4	58.3	57.7	58.0

Gross profit	41.6	41.7	42.3	42.0

Operating, selling, general and administrative expenses	28.0	28.9	28.2	28.9

Operating income	13.6	12.8	14.1	13.1

Interest expense — net	.8	.7	.9	.7

Other (income) expense — net	(.1)	.2	.2	.1

Income before provision for income taxes	12.9	11.9	13.0	12.3

Provision for income taxes	4.9	4.5	4.9	4.7

Net income	8.0%	7.4%	8.1%	7.6%

Second Quarter and Six Months Ended September 24, 2005 Compared To Second Quarter and Six Months Ended September 25, 2004
     Sales were $95.6 million for the quarter ended September 24, 2005 as compared with $88.4 million in the quarter ended September 25, 2004. The increase of $7.2 million, or 8.2% in sales was due to an increase of $7.9 million related to new stores and a comparable store sales increase of .9%. Partially offsetting this was a decrease in sales related to closed stores amounting to $1.4 million.
     At September 24, 2005, the Company had 625 company-operated stores compared with 599 stores at September 25, 2004. During the quarter ended September 24, 2005, the Company added three stores and closed three.
     There were 76 selling days in the quarter ended September 24, 2005 as compared to 77 selling days in the quarter ended September 25, 2004.
     Sales for the six months ended September 24, 2005 were $190.3 million compared with $175.8 million for the comparable period in the prior year. The sales increase of $14.5 million is due to an increase of $14.8 million related to new stores and a comparable store sales increase of 1.3%. Partially offsetting this was a decrease in sales related to closed stores amounting to $2.7 million.
     Gross profit for the quarter ended September 24, 2005 was $39.7 million or 41.6% of sales as compared with $36.9 million or 41.7% of sales for the quarter ended September 25, 2004. Gross profit was relatively flat for the quarter in spite of increases in the cost of tires and oil, and a shift in mix to the lower margin service categories of maintenance and tires. A combination of selling price increases, some lower product costs as a result of new vendor agreements and the recognition of vendor rebates against cost of goods in concert with inventory turns, all helped to substantially offset the aforementioned pressures on margin.
     Gross profit for the six months ended September 24, 2005 was $80.4 million, or 42.3% of sales, compared with $73.9 million or 42.0% of sales for the six months ended September 25, 2004.
     Operating, selling, general and administrative (“SG&A”) expenses for the quarter ended September 24, 2005 increased by $1.2 million to $26.8 million from the quarter ended September 25, 2004, and were 28.0% of sales as compared to 28.9% in the prior year quarter. The decrease in SG&A expense as a percentage of sales is partially due to fixed cost leverage, as well as a decrease in Sarbanes-Oxley compliance costs, health insurance expense (largely due to increased employee contributions), and management bonus costs.
     For the six months ended September 24, 2005, SG&A expenses increased by $2.8 million to $53.7 million from the comparable period of the prior year and were 28.2% of sales compared to 28.9%.
     Operating income for the quarter ended September 24, 2005 of approximately $13.0 million increased 14.7% as compared to operating income for the quarter ended September 25, 2004, and increased as a percentage of sales from 12.8% to 13.6% for the same periods.
     Net interest expense for the quarter ended September 24, 2005 increased by approximately $.2 million as compared to the same period in the prior year, and increased from .7% to .8% as a percentage of sales for the same periods. There was an increase in the weighted average interest rate for the current year quarter of approximately 260 basis points as compared to the prior year, due to increases in prime and LIBOR interest rates, as well as some new capital leases that carry higher rates than the Company’s bank facility. Partially offsetting this was a decrease in the weighted average debt outstanding for the quarter ended September 24, 2005 of approximately $7.8 million. Net interest expense for the six months ended September 24, 2005 increased by $.5 million to $1.7 million and increased from the prior year as a percentage of sales by .2%.
     The effective tax rate for the quarters and six months ended September 24, 2005 and September 25, 2004 was 38% of pre-tax income.
     Net income for the quarter ended September 24, 2005 of $7.6 million increased 16.4% from net income for the quarter ended September 25, 2004. Earnings per share on a diluted basis for the quarter ended September 24, 2005 increased 13.3%.
     For the six months ended September 24, 2005, net income of $15.4 million increased 14.8% and diluted earnings per share increased 12.0%.

     Interim Period Reporting
     The data included in this report are unaudited and are subject to year-end adjustments; however, in the opinion of management, all known adjustments (which consist only of normal recurring adjustments) have been made to state fairly the Company’s operating results and financial position for the unaudited periods. The results for interim periods are not necessarily indicative of results to be expected for the fiscal year.
Capital Resources and Liquidity
     Capital Resources
     The Company’s primary capital requirements in fiscal 2006 are the upgrading of facilities and systems in existing stores and the funding of its store expansion program, including potential acquisitions of existing store chains. For the six months ended September 24, 2005, the Company spent $8.1 million principally for equipment and leasehold improvements. Funds were provided primarily by cash flow from operations. Management believes that the Company has sufficient resources available (including cash and equivalents, net cash flow from operations and bank financing) to expand its business as currently planned for the next several years.
     Liquidity
     In March 2003, the Company renewed its credit facility agreement. The amended financing arrangement consisted of an $83.4 million Revolving Credit facility and a non-amortizing credit loan totaling $26.6 million.
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
     In July 2005, the Company amended its existing credit facility terms by entering into a five-year, $125 million Revolving Credit Facility agreement (the “Credit Facility”) (of which approximately $33.1 million was outstanding at September 24, 2005) with five banks in the lending syndicate that provided the Company’s prior financing arrangement. Interest only is payable monthly throughout the Credit Facility’s term. The Credit Facility increases the Company’s current borrowing capacity by $15 million to $125 million and includes a provision allowing the Company to expand the amount of the overall facility to $160 million, subject to existing or new lender(s) commitments at that time. The terms of the Credit Facility immediately reduce the spread the Company pays on LIBOR-based borrowings by 50 basis points and permit the payment of cash dividends not to exceed 25% of the preceding year’s net income. Additionally, the amended Credit Facility is not secured by the Company’s real property, although the Company has entered into an agreement not to encumber its real property, with certain permissible exceptions. Other terms of the Credit Facility are generally consistent with the Company’s prior financing agreement.
     The Company has financed its office/warehouse facility via a 10 year mortgage with a current balance of $1.5 million, amortizable over 20 years, and a mortgage note payable of $.7 million due in a balloon payment in 2015. The mortgage was repaid in full in October 2005. In addition, the Company has financed certain store properties and equipment with capital leases, which amount to $10.1 million and are due in installments through 2023.
     Certain of the Company’s long-term debt agreements require, among other things, the maintenance of specified interest and rent coverage ratios and amounts of net worth. They also contain restrictions on cash dividend payments as described above. At September 24, 2005, the Company is in compliance with the applicable debt covenants.
     The Company enters into interest rate hedge agreements, which involve the exchange of fixed and floating rate interest payments periodically over the life of the agreement without the exchange of the underlying principal amounts. The differential to be paid or received is accrued as interest rates change and is recognized over the life of the agreements as an offsetting adjustment to interest expense. At September 2005, the Company was party to an interest rate swap agreement with a notional value of $1.5 million, which expires in October 2005.

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
     In June 2005, the FASB ratified Emerging Issues Task Force (EITF) consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” (“EITF 05-6”). EITF 05-6 provides guidance regarding the amortization period for leasehold improvements acquired in a business combination and the amortization period of leasehold improvements that are placed in service significantly after and not contemplated at the beginning of the lease term. EITF 05-6 became effective during the Company’s second quarter of fiscal 2006. The adoption of EITF 05-6 did not have a material impact on the Company’s financial statements.
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
     In conjunction with the close of each fiscal quarter and under the supervision of the Chief Executive Officer and Chief Financial Officer, the Company conducts an update, a review and an evaluation of the effectiveness of the Company’s disclosure controls and procedures. It is the conclusion of the Company’s Chief Executive Officer and Chief Financial Officer, based upon an evaluation completed as of the end of the most recent fiscal quarter reported on herein, that the Company’s disclosure controls and procedures were effective.
     Changes in internal controls
     There were no changes in the Company’s internal control over financial reporting during the quarter ended September 24, 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MONRO MUFFLER BRAKE, INC.
PART II — OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
     The 2005 Annual Meeting of Shareholders of the Company (the “2005 Meeting”) was held on August 9, 2005. At the 2005 Meeting, the Company’s common shareholders elected the Company’s nominees Frederick M. Danziger, Robert G. Gross, Peter J. Solomon and Francis R. Strawbridge to Class 2 of the Board of Directors, to serve until the election and qualification of their respective successors at the 2007 Annual Meeting of Shareholders. Such nominees for director received the following votes:

Name	Votes For	Votes Withheld
Frederick M. Danziger	10,914,552	911,643
Robert G. Gross	9,680,603	2,145,592
Peter J. Solomon	8,518,907	3,307,288
Francis R. Strawbridge	11,017,132	809,063
     In addition, Richard A. Berenson, Donald Glickman, Robert E. Mellor and Lionel B. Spiro will continue as Class 1 directors until the election and qualification of their respective successors at the 2006 Annual Meeting of Shareholders.
     Also approved by the following votes were:
(I.)	a proposal to ratify the amendment to the 1998 Employee Stock Option Plan (7,509,709 shares in favor, 2,649,757 shares against and 4,026 shares abstaining).

(II.)	a proposal to ratify the amendment to the 2003 Non-Employee Directors’ Stock Option Plan (8,930,688 shares in favor, 1,229,228 shares against and 3,576 shares abstaining).

(III.)	a proposal to ratify the reevaluation of the selection of independent public accountants (11,688,878 share in favor, 135,010 shares against and 2,307 shares abstaining).

MONRO MUFFLER BRAKE, INC.
PART II — OTHER INFORMATION
Item 6. Exhibits
a. Exhibits

10.1	—	Amendment dated as of August 9, 2005, to the 1998 Employee Stock Option Plan

10.2	—	Amendment dated as of August 9, 2005, to the 2003 Non-Employee Directors’ Stock Option Plan

31.1	—	Certification of Robert G. Gross pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of Catherine D’Amico pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONRO MUFFLER BRAKE, INC.
DATE: November 3, 2005	By:	/s/ Robert G. Gross
Robert G. Gross
President and Chief Executive Officer

DATE: November 3, 2005	By:	/s/ Catherine D’Amico
Catherine D’Amico
Executive Vice President—Finance, Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Page No.

10.1	Amendment dated as of August 9, 2005, to the 1998 Employee Stock Option Plan	22

10.2	Amendment dated as of August 9, 2005 to the 2003 Non-Employee Directors’ Stock Option Plan	23

31.1	Certification of Robert G. Gross pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	24

31.2	Certification of Catherine D’Amico pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	25

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	26