Form 10-Q
period 2005-12-24
MONRO MUFFLER BRAKE INC
filed 2006-02-02
CIK 876427

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 24, 2005.
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
585-647-6400

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            ☑ Yes            ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of January 20, 2006, 13,933,108 shares of the Registrant’s Common Stock, par value $ .01 per share, were outstanding.

MONRO MUFFLER BRAKE, INC.

Item 1. Financial Statements
MONRO MUFFLER BRAKE, INC.
CONSOLIDATED BALANCE SHEET

	(Unaudited)
	December 24,	March 26,
	2005	2005
	(Dollars in thousands)
Assets
Current assets:
Cash and equivalents	$—	$888
Trade receivables	1,964	2,162
Inventories	63,438	59,753
Deferred income tax asset	978	798
Other current assets	13,883	13,918

Total current assets	80,263	77,519

Property, plant and equipment	288,189	279,561
Less – Accumulated depreciation and amortization	(125,057)	(115,252)

Net property, plant and equipment	163,132	164,309
Goodwill	37,790	37,218
Intangible assets and other noncurrent assets	13,614	5,939
Deferred income tax asset	46	—

Total assets	$294,845	$284,985

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$342	$1,928
Trade payables	20,980	23,791
Federal and state income taxes payable	2,810	682
Accrued payroll, payroll taxes and other payroll benefits	8,888	8,736
Accrued insurance	4,395	4,622
Other current liabilities	10,083	10,602

Total current liabilities	47,498	50,361

Long-term debt	47,178	55,438
Accrued rent expense	7,465	7,829
Other long-term liabilities	3,175	3,332
Deferred income tax liability	—	536

Total liabilities	105,316	117,496

Commitments
Shareholders’ equity:
Class C Convertible Preferred Stock, $1.50 par value, $.144 conversion value, 150,000 shares authorized; 65,000 shares issued and outstanding	97	97
Common Stock, $.01 par value, 20,000,000 shares authorized; 13,926,033 and 13,702,455 issued and outstanding at December 24, 2005 and March 26, 2005, respectively	139	137
Treasury Stock, 325,200 shares, at cost	(1,831)	(1,831)
Additional paid-in capital	56,507	52,484
Accumulated other comprehensive income	—	(17)
Retained earnings	134,617	116,619

Total shareholders’ equity	189,529	167,489

Total liabilities and shareholders’ equity	$294,845	$284,985

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Quarter Ended		Nine Months Ended
	Fiscal December		Fiscal December
	2005	2004	2005	2004
		Restated		Restated
	(Dollars in thousands, except per share data)
Sales	$90,188	$80,522	$280,454	$256,290
Cost of sales, including distribution and occupancy costs	55,300	48,898	165,119	150,765

Gross profit	34,888	31,624	115,335	105,525
Operating, selling, general and administrative expenses	27,463	25,371	81,142	76,225

Operating income	7,425	6,253	34,193	29,300
Interest expense, net of interest income for the quarter of $6 in 2005 and $16 in 2004, and year-to-date of $22 in 2005 and $38 in 2004	845	638	2,537	1,811
Other expense (income), net	30	(61)	333	231

Income before provision for income taxes	6,550	5,676	31,323	27,258
Provision for income taxes	2,489	2,157	11,903	10,359

Net income	$4,061	$3,519	$19,420	$16,899

Earnings per share:
Basic	$.30	$.27	$1.43	$1.29

Diluted	$.27	$.24	$1.30	$1.16

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
(Dollars in thousands)

					Accumulated
				Additional	Other
	Preferred	Common	Treasury	Paid-in	Comprehensive	Retained
	Stock	Stock	Stock	Capital	Income	Earnings	Total
Balance at March 26, 2005	$97	$137	$(1,831)	$52,484	$(17)	$116,619	$167,489

Net income						19,420	19,420
Other comprehensive income:
SFAS No. 133 adjustment for the nine months ended December 24, 2005					17		17

Total comprehensive income							19,437

Cash dividends: Preferred						(68)	(68)
Common						(1,354)	(1,354)

Tax benefit from employer stock plans				647			647

Exercise of stock options		1		1,367			1,368

Exercise of warrants		1		2,009			2,010

Balance at December 24, 2005	$97	$139	$(1,831)	$56,507	$—	$134,617	$189,529

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended Fiscal December
	2005	2004
		Restated
	(Dollars in thousands)
	Increase (Decrease) in Cash
Cash flows from operating activities:
Net income	$19,420	$16,899

Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	13,249	11,719
Net change in deferred income taxes	(773)	730
(Gain) loss on disposal of property, plant and equipment	(111)	79
Change in assets and liabilities, net of effects from acquisitions:
Decrease (increase) in trade receivables	198	(325)
Increase in inventories	(3,767)	(5,919)
Decrease in other current assets	200	289
Increase in intangible assets and other noncurrent assets	(1,250)	(365)
(Decrease) increase in trade payables	(2,876)	5,926
Decrease in accrued expenses	(639)	(547)
Increase in federal and state income taxes payable	2,776	2,424
(Decrease) increase in other long-term liabilities	(379)	222

Total adjustments	6,628	14,233

Net cash provided by operating activities	26,048	31,132

Cash flows from investing activities:
Capital expenditures	(12,354)	(14,044)
Acquisitions, net of cash acquired	—	(3,658)
Proceeds from the disposal of property, plant and equipment	1,855	1,971
Investment in R & S Parts and Service, Inc.	(2,000)	—
Loan to R & S Parts and Service, Inc.	(5,000)	—

Net cash used for investing activities	(17,499)	(15,731)

Cash flows from financing activities:
Proceeds from borrowings	166,142	95,759
Principal payments on long-term debt and capital lease obligations	(177,535)	(113,028)
Exercise of stock options	1,368	1,214
Exercise of warrants	2,010	—
Dividends to shareholders	(1,422)	—

Net cash used for financing activities	(9,437)	(16,055)

Decrease in cash	(888)	(654)
Cash at beginning of period	888	1,533

Cash at end of period	$—	$879

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Condensed Consolidated Financial Statements
     The consolidated balance sheet as of December 24, 2005, the consolidated statements of income for the quarters and nine months ended December 24, 2005 and December 25, 2004, the consolidated statements of cash flows for the nine months ended December 24, 2005 and December 25, 2004 and the consolidated statement of changes in shareholders’ equity for the nine months ended December 24, 2005, include Monro Muffler Brake, Inc. and its wholly owned subsidiaries (the “Company”). These unaudited condensed consolidated financial statements have been prepared by the Company and are subject to year-end adjustments. In the opinion of management, all known adjustments (consisting of normal recurring accruals or adjustments) have been made to state fairly the financial position, results of operations and cash flows for the unaudited periods presented.
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
     The Company reports its results on a 52/53 week fiscal year with the fiscal year ending on the last Saturday in March of each year. The following are the dates represented by each fiscal period reported in these condensed financial statements:

“Quarter Ended Fiscal December 2005”:	September 25, 2005 – December 24, 2005 (13 weeks)
“Quarter Ended Fiscal December 2004”:	September 26, 2004 – December 25, 2004 (13 weeks)
“Nine Months Ended Fiscal December 2005”:	March 27, 2005 – December 24, 2005 (39 weeks)
“Nine Months Ended Fiscal December 2004”:	March 28, 2004 – December 25, 2004 (39 weeks)
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
     The effects of the restatement on previously reported Consolidated Financial Statements as of December 25, 2004 are summarized below.

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quarter Ended		Nine Months Ended
	Fiscal December 2004		Fiscal December 2004
	(Unaudited)		(Unaudited)
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
		(Dollars in thousands, except
Financial statement caption		per share amounts)
CONSOLIDATED STATEMENT OF INCOME

Cost of sales, including distribution and occupancy costs	$48,659	$48,898	$150,048	$150,765
Gross profit	31,863	31,624	106,242	105,525
Operating income	6,492	6,253	30,016	29,300
Other (income) expense, net	(37)	(61)	303	231
Income before provision for income taxes	5,891	5,676	27,901	27,258
Provision for income taxes	2,239	2,157	10,603	10,359
Net income	3,652	3,519	17,298	16,899

Earnings per share — basic	$.28	$.27	$1.32	$1.29
Earnings per share — diluted	$.25	$.24	$1.19	$1.16

CONSOLIDATED STATEMENT OF CASH FLOWS

Net income			$17,298	$16,899
Depreciation and amortization			11,096	11,719
Net change in deferred income taxes			974	730
Loss on disposal of property, plant and equipment			153	79
Decrease in accrued expenses			(641)	(547)
Total adjustments			13,834	14,233
     The restatement resulted in a decrease to other expense as a result of changes in the gain or loss on disposal of assets for which depreciation expense was restated.
Note 2 – Acquisitions
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

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     On November 1, 2005, the Company acquired a 13 percent stake in R&S Parts and Service, Inc. (“R & S”), a privately owned automotive aftermarket parts and service chain, for $2,000,000, from GDJ Retail LLC. As part of the transaction, the Company also lent R&S $5,000,000 under a secured debt agreement that has a five-year term and an 8 percent interest rate. Additionally, the Company will receive $60,000 per month in consulting fees. The Company has elected to apply the equity method of accounting for this investment and has chosen to report R&S financial results on a three month lag. Therefore, at December 24, 2005, the Company’s investment is recorded within Other non-current assets on the Balance Sheet and nothing is recorded in the Income Statement due to the three month reporting lag.
     R&S operates 101 retail stores under the name of Strauss Discount Auto (“Strauss”) that provide automotive parts and accessories, 71 of which also have service bays that offer a full range of aftermarket services. The stores generate approximately $170 million in annual sales and are located throughout New York, New Jersey and Philadelphia.
     The Company also has the option to purchase an additional 20 percent stake in Strauss on or before March 31, 2006 for $3,000,000. If the Company decides to make this investment, it will have the opportunity to buy the remaining 67 percent of R&S for $9,000,000 cash and $1,000,000 of the Company’s stock any time prior to April 1, 2007.
Note 3 – Derivative Financial Instruments
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
     Currently the Company has no hedge agreements. The most recent hedge agreement expired in October 2005.
Note 4 – Earnings Per Share
     Basic earnings per common share (EPS) amounts are computed by dividing earnings after the deduction of preferred stock dividends by the average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalents outstanding.

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following is a reconciliation of basic and diluted EPS for the respective periods:

	Quarter Ended		Nine Months Ended
	Fiscal December		Fiscal December
	2005	2004	2005	2004
		Restated		Restated
	(Dollars in thousands, except per share data)
Numerator for earnings per common share calculation:

Net Income	$4,061	$3,519	$19,420	$16,899
Less: Preferred stock dividends	(34)	—	(68)	—

Income available to common stockholders	$4,027	$3,519	$19,352	$16,899

Denominator for earnings per common share calculation:

Weighted average common shares, basic	13,583	13,120	13,500	13,077

Effect of dilutive securities:
Preferred Stock	675	675	675	675
Stock options and warrants	780	759	795	778

Weighted average number of common shares, diluted	15,038	14,554	14,970	14,530

Basic Earnings per common share:	$.30	$.27	$1.43	$1.29

Diluted Earnings per common share:	$.27	$.24	$1.30	$1.16

     The computation of diluted EPS excludes the effect of the assumed exercise of approximately 300 and 2,300 stock options, respectively, for the three and nine months ended fiscal December 2005 and 56,400 for the three and nine months ended fiscal December 2004.
     Such amounts were excluded as the exercise prices of these options were greater than the average market value of the Company’s common stock for those periods, resulting in an anti-dilutive effect on diluted EPS.
Note 5 – Stock-Based Compensation
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

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quarter Ended		Nine Months Ended
	Fiscal December		Fiscal December
	2005	2004	2005	2004
		Restated		Restated
	(Dollars in thousands, except per share data)
Net income, as reported	$4,061	$3,519	$19,420	$16,899
Add: Total stock-based employee compensation expense recorded in accordance with APB 25, net of related tax effect	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(250)	(210)	(1,231)	(843)
Pro forma net income	$3,811	$3,309	$18,189	$16,056

Earnings per share:
Basic—as reported	$.30	$.27	$1.43	$1.29

Basic—pro forma	$.28	$.25	$1.34	$1.23

Diluted—as reported	$.27	$.24	$1.30	$1.16

Diluted—pro forma	$.25	$.23	$1.21	$1.10

     The weighted average fair value of options granted was $5.15 for the nine months ended fiscal December 2005, and $10.30 and $11.06, respectively for the three and nine months ended fiscal December 2004. The fair values of the options granted were estimated on the date of their grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Quarter Ended			Nine Months Ended
	Fiscal December			Fiscal December
	2005	2004		2005		2004
Risk free interest rate	N/A	4.12%		4.14%		4.53%
Expected life	N/A	9	years	6	years	9	years
Expected volatility	N/A	28.7%		28.4%		28.9%
Expected dividend yield	N/A	0%		4.51%		0%
N/A – Not applicable. No options were granted in the quarter ended December 24, 2005.
Forfeitures are recognized as they occur.
Note 6 – Supplemental Disclosure of Cash Flow Information
     The following transactions represent non-cash investing and financing activities during the periods indicated:
NINE MONTHS ENDED DECEMBER 24, 2005:
     In connection with the disposal of assets, the Company reduced both fixed assets and long-term liabilities by $94,000.
     In connection with the recording of capital leases, the Company increased fixed assets by $1,086,000, goodwill by $502,000 and long-term debt by $1,588,000.
     In connection with recording the value of the Company’s interest rate swap contracts, other comprehensive income increased by $17,000, other long-term liabilities decreased by $28,000 and the deferred income tax liability was increased by $11,000.

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     In connection with the accounting for income tax benefits related to the exercise of stock options, the Company reduced current liabilities and increased paid-in-capital by $647,000.
NINE MONTHS ENDED DECEMBER 25, 2004:
     In connection with the sale or disposal of assets, the Company reduced both fixed assets and other current liabilities by $151,000.
     In connection with the recording of capital leases, the Company increased both fixed assets and long-term debt by $350,000 .
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
     In connection with the acquisition of Rice Tire, liabilities were assumed as follows:

Fair value of assets acquired	$3,800,000
Cash paid, net of cash acquired	(3,660,000)

Liabilities assumed	$140,000

CASH PAID DURING THE PERIOD:

	Nine Months Ended Fiscal December
	2005	2004
Interest, net	$2,456,000	$1,606,000
Income taxes, net	$9,899,000	$8,068,000
Note 7 – Cash Dividend
     In May 2005, the Company’s Board of Directors declared a regular quarterly cash dividend of $.05 per common share or common share equivalent to be paid to shareholders of record on July 19, 2005. The dividend was paid on July 29, 2005 and amounted to $34,000 for preferred shareholders and $693,000 for common shareholders.
     In October 2005, the Company’s Board of Directors declared a regular quarterly cash dividend of $.05 per common share or common share equivalent to be paid to shareholders of record on October 21, 2005. The dividend was paid on October 31, 2005 and amounted to $34,000 for preferred shareholders and $661,000 for common shareholders.
     In January 2006, the Company’s Board of Directors declared a regular quarterly cash dividend of $.05 per common share or common share equivalent to be paid to shareholders of record on January 20, 2006. The dividend will be paid on January 30, 2006. However, the declaration of and any determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, capital requirements, compliance with charter and contractual restrictions, and such other factors as the Board of Directors deems relevant.

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8 – Credit Facility Agreement
     In July 2005, the Company entered into a new five-year, $125 million Revolving Credit Facility agreement (the “Credit Facility”) with five banks in the lending syndicate that provided the Company’s prior financing arrangement. Interest only is payable monthly throughout the Credit Facility’s term. The Credit Facility increased the Company’s current borrowing capacity by $15 million and includes a provision allowing the Company to expand the amount of the overall facility to $160 million, subject to existing or new lender(s) commitments at that time. The terms of the Credit Facility immediately reduced the spread the Company pays on LIBOR-based borrowings by 50 basis points and permit the payment of cash dividends not to exceed 25% of the preceding year’s net income. Additionally, the new Credit Facility is not secured by the Company’s real property, although the Company has entered into an agreement not to encumber its real property, with certain permissible exceptions. Other terms of the Credit Facility are generally consistent with the Company’s prior financing agreement.

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
     Historically, the Company followed a practice in which it computed straight-line rent expense for the current term of the lease only, while depreciating buildings and leasehold improvements over longer periods. The Company has revised its lease accounting policies to recognize rent expense including rent escalations, on a straight-line basis over the reasonably assured lease term, as defined in Statement of Financial Accounting Standards No. 98 (“SFAS 98”), “Accounting for Leases”. Additionally, the Company modified its accounting to depreciate buildings and leasehold improvements over the shorter of their estimated useful lives or the reasonably assured lease term. See Note 1 for additional information regarding the restatement.
     The following table sets forth income statement data of Monro Muffler Brake, Inc. (“Monro” or the “Company”) expressed as a percentage of sales for the fiscal periods indicated:

	Quarter Ended		Nine Months Ended
	Fiscal December		Fiscal December
	2005	2004	2005	2004
		Restated		Restated
Sales	100.0%	100.0%	100.0%	100.0%

Cost of sales, including distribution and occupancy costs	61.3	60.7	58.9	58.8

Gross profit	38.7	39.3	41.1	41.2

Operating, selling, general and administrative expenses	30.5	31.5	28.9	29.8

Operating income	8.2	7.8	12.2	11.4

Interest expense — net	.9	.8	.9	.7

Other expense — net	—	—	.1	.1

Income before provision for income taxes	7.3	7.0	11.2	10.6

Provision for income taxes	2.8	2.6	4.3	4.0

Net income	4.5%	4.4%	6.9%	6.6%

Third Quarter and Nine Months Ended December 24, 2005 Compared To Third Quarter and Nine Months Ended December 25, 2004
     Sales were $90.2 million for the quarter ended December 24, 2005 as compared with $80.5 million in the quarter ended December 25, 2004. The increase of $9.7 million, or 12.0% in sales was due to an increase of $6.7 million related to new stores and a comparable store sales increase of 4.7%. The Company also sold some slower moving inventory for approximately $.6 million to ICON International, a barter company. Partially offsetting this was a decrease in sales related to closed stores amounting to $1.2 million.
     At December 24, 2005, the Company had 625 company-operated stores compared with 611 stores at December 25, 2004. During the quarter ended December 24, 2005, the Company added three stores and closed three.
     There were 77 selling days in the quarter ended December 24, 2005 as compared to 76 selling days in the quarter ended December 25, 2004. Adjusting for days, comparable store sales increased 3.3%.
     Sales for the nine months ended December 24, 2005 were $280.5 million compared with $256.3 million for the comparable period in the prior year. The sales increase of $24.2 million is due to an increase of $21.6 million related to new stores and a comparable store sales increase of 2.3%. Partially offsetting this was a decrease in sales related to closed stores amounting to $3.9 million.
     Gross profit for the quarter ended December 24, 2005 was $34.9 million or 38.7% of sales as compared with $31.6 million or 39.3% of sales for the quarter ended December 25, 2004. Gross profit as a percentage of sales declined for the quarter primarily due to increases in the cost of oil, and a shift in mix to the lower margin service categories of maintenance and tires. A combination of selling price increases, some lower product costs as a result of new vendor agreements and the recognition of vendor rebates against cost of goods in concert with inventory turns, all helped to partially offset the aforementioned pressures on margin.
     Additionally, labor and occupancy costs, both components of cost of sales, declined as a percent of sales as compared to the prior year. Labor declined in part due to the shift in mix, but largely due to better labor control and increased productivity as compared to the prior year. Occupancy costs decreased slightly as a percent of sales due to the leveraging of fixed costs against increased sales. The aforementioned sale of inventory to ICON International had no impact on gross margin as a percentage of sales for the quarter.
     Gross profit for the nine months ended December 24, 2005 was $115.3 million, or 41.1% of sales, compared with $105.5 million or 41.2% of sales for the nine months ended December 25, 2004.
     Operating, selling, general and administrative (“SG&A”) expenses for the quarter ended December 24, 2005 increased by $2.1 million to $27.5 million from the quarter ended December 25, 2004, and were 30.5% of sales as compared to 31.5% in the prior year quarter. The decrease in SG&A expense as a percentage of sales is partially due to fixed cost leverage, as well as a decrease in Sarbanes-Oxley compliance costs and health insurance expense (largely due to plan and contribution changes).
     These decreases were partially offset by an increase in utility costs, management bonus costs (none were paid in the prior year), and a decrease in cooperative advertising credits, primarily related to the recording of those credits against cost of sales in accordance with EITF 02-16.
     For the nine months ended December 24, 2005, SG&A expenses increased by $4.9 million to $81.1 million from the comparable period of the prior year and were 28.9% of sales compared to 29.8%.
     Operating income for the quarter ended December 24, 2005 of approximately $7.4 million increased 18.7% as compared to operating income for the quarter ended December 25, 2004, and increased as a percentage of sales from 7.8% to 8.2% for the same periods.
     Net interest expense for the quarter ended December 24, 2005 increased by approximately $.2 million as compared to the same period in the prior year, and increased from .8% to .9% as a percentage of sales for the same periods. There was an increase in the weighted average interest rate for the current year quarter of approximately 250 basis points as compared to the prior year, due to increases in prime and LIBOR interest rates, as well as some new capital leases that carry higher rates than the Company’s bank facility. Partially offsetting this was a decrease in the weighted average debt outstanding for the quarter ended December 24, 2005 of approximately $5.8 million. Net interest expense for the nine months ended December 24, 2005 increased by $.7 million to $2.5 million and increased from the prior year as a percentage of sales by .2%.

     The effective tax rate for the quarters and nine months ended December 24, 2005 and December 25, 2004 was 38% of pre-tax income.
     Net income for the quarter ended December 24, 2005 of $4.1 million increased 15.4% from net income for the quarter ended December 25, 2004. Earnings per share on a diluted basis for the quarter ended December 24, 2005 increased 12.5%.
     For the nine months ended December 24, 2005, net income of $19.4 million increased 14.9% and diluted earnings per share increased 12.1%.
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
Capital Resources and Liquidity
     Capital Resources
     The Company’s primary capital requirements in fiscal 2006 are the upgrading of facilities and systems in existing stores and the funding of its store expansion program, including potential acquisitions of existing store chains. For the nine months ended December 24, 2005, the Company spent $12.4 million principally for equipment and leasehold improvements. It also spent $2.0 million and $5.0 million, respectively, for the investment in and loan to R & S Parts and Service, Inc. Funds were provided primarily by cash flow from operations. Management believes that the Company has sufficient resources available (including cash and equivalents, net cash flow from operations and bank financing) to expand its business as currently planned for the next several years.
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
     In July 2005, the Company amended its existing credit facility terms by entering into a five-year, $125 million Revolving Credit Facility agreement (the “Credit Facility”) (of which approximately $36.5 million was outstanding at December 24, 2005) with five banks in the lending syndicate that provided the Company’s prior financing arrangement. Interest only is payable monthly throughout the Credit Facility’s term. The Credit Facility increases the Company’s current borrowing capacity by $15 million to $125 million and includes a provision allowing the Company to expand the amount of the overall facility to $160 million, subject to existing or new lender(s) commitments at that time. The terms of the Credit Facility immediately reduce the spread the Company pays on LIBOR-based borrowings by 50 basis points and permit the payment of cash dividends not to exceed 25% of the preceding year’s net income. Additionally, the amended Credit Facility is not secured by the Company’s real property, although the Company has entered into an agreement not to encumber its real property, with certain permissible exceptions. Other terms of the Credit Facility are generally consistent with the Company’s prior financing agreement.
     The Company financed the land for its office/warehouse facility via a mortgage note payable of $.7 million due in a balloon payment in 2015. In addition, the Company has financed certain store properties and equipment with capital leases, which amount to $10.3 million and are due in installments through 2023.

     Certain of the Company’s long-term debt agreements require, among other things, the maintenance of specified interest and rent coverage ratios and amounts of net worth. They also contain restrictions on cash dividend payments as described above. At December 24, 2005, the Company is in compliance with the applicable debt covenants.
     The Company enters into interest rate hedge agreements, which involve the exchange of fixed and floating rate interest payments periodically over the life of the agreement without the exchange of the underlying principal amounts. The differential to be paid or received is accrued as interest rates change and is recognized over the life of the agreements as an offsetting adjustment to interest expense. Currently the Company has no hedge agreements. The most recent hedge agreement expired in October 2005.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     For a description of the Company’s market risks see “Item 7a – Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 26, 2005. The Company’s exposure to market risks has not changed materially from the description in the Annual Report on Form 10-K.
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
     Changes in internal controls
     There were no changes in the Company’s internal control over financial reporting during the quarter ended December 24, 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MONRO MUFFLER BRAKE, INC.
PART II — OTHER INFORMATION
Item 1A. Risk Factors
     We operate on a 52-53 week fiscal year ending on the last Saturday in March of each year and fiscal quarters ending on the last Saturday of June, September and December. As a result, our past practice has been to file our Annual Report on Form 10-K in June and our Quarterly Reports on Form 10-Q in August, November and February, respectively. Consistent with our past practice, therefore, we are filing this Form 10-Q after December 1. Although this Item 1A requires us to disclose material changes from risk factors previously disclosed in our Form 10-K, we are unable to do so because we have not previously included risk factors in our Form 10-K. We will include risk factors in our Form 10-K for fiscal 2006 (which we anticipate will be filed in June 2006), and in all Forms 10-Q filed thereafter we will include, in accordance with this item, all material changes from risk factors previously disclosed in our Form10-K.
Item 6. Exhibits
          a. Exhibits
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

MONRO MUFFLER BRAKE, INC.

DATE: February 2, 2006	By	/s/ Robert G. Gross

Robert G. Gross President and Chief Executive Officer

DATE: February 2, 2006	By	/s/ Catherine D’Amico

Catherine D’Amico Executive Vice President-Finance, Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Page No.
31.1	Certification of Robert G. Gross pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	21

31.2	Certification of Catherine D’Amico pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	22

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	23