Form 10-K
period 2006-03-25
MONRO MUFFLER BRAKE INC
filed 2006-06-08
CIK 876427

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For Fiscal Year Ended March 25, 2006
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
Common Stock, par value $.01 per share
(Title of Class)

Indicate by check mark if the registrant is not required to fill reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer  ☐     Accelerated Filer  ☑     Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of May 26, 2006, the aggregate market value of voting stock held by non-affiliates of the registrant was $457,096,000.

As of May 26, 2006, 14,036,799 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement (to be filed pursuant to Regulation 14A) for the 2006 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III hereof.

PART I

Item 1.	Business

GENERAL

Monro Muffler Brake, Inc. (“Monro” or the “Company”) is a chain of 700 Company-operated stores (as of May 1, 2006) and 16 dealer-operated stores providing automotive undercar repair and tire services in the United States. At March 25, 2006, Monro operated Company stores in New York, Pennsylvania, Ohio, Connecticut, Massachusetts, West Virginia, Virginia, Maryland, Vermont, New Hampshire, New Jersey, North Carolina, South Carolina, Indiana, Rhode Island, Delaware and Maine under the names “Monro Muffler Brake & Service”, “Tread Quarters Discount Tire” and “Mr. Tire” (together, the “Company Stores”). The Company’s Stores typically are situated in high-visibility locations in suburban areas and small towns, as well as in major metropolitan areas. The Company Stores serviced approximately 3,180,000 vehicles in fiscal 2006. (References herein to fiscal years are to the Company’s year ended fiscal March [e.g., references to “fiscal 2006” are to the Company’s fiscal year ended March 25, 2006].)

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

The Company provides a broad range of services on passenger cars, light trucks and vans for brakes (estimated at 24% of fiscal 2006 sales); mufflers and exhaust systems (11%); and steering, drive train, suspension and wheel alignment (14%). The Company also provides other products and services including tires (23%) and routine maintenance services including state inspections (28%). Monro specializes in the repair and replacement of parts which must be periodically replaced as they wear out. Normal wear on these parts generally is not covered by new car warranties. The Company typically does not perform under-the-hood repair services except for oil change services, various “flush and fill” services and some minor tune-up services. The Company does not sell parts or accessories to the do-it-yourself market.

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

The Company’s sales mix for fiscal 2006 and 2005 is as follows:

	Service Stores		Tire Stores		Total Company
	FY06	FY05	FY06	FY05	FY06	FY05

Brakes	30%	30%	11%	11%	24%	26%
Exhaust	15	17	1	1	11	13
Steering	15	15	11	13	14	14
Tires	8	8	57	57	23	20
Maintenance	32	30	20	18	28	27

Total	100%	100%	100%	100%	100%	100%

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

In that regard, the Company has completed several acquisitions in recent years, as follows:

In September 1998, the Company completed the acquisition of 189 Company-operated and 14 franchised Speedy stores (the “Acquired Speedy stores”), from SMK Speedy International Inc. of Toronto, Canada. The Acquired Speedy stores are located primarily in complementary areas in Monro’s existing markets in the Northeast, Mid-Atlantic and Midwest regions of the United States. These stores now operate under the Monro brand name.

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

In fiscal 2005, the Company further expanded its presence in Maryland through the acquisition of certain assets of Rice Tire, Inc. (the “Rice Acquisition”) and Henderson Holdings, Inc. (the “Henderson Acquisition”), which added five and ten retail tire and automotive repair stores in the Frederick and southern Maryland markets, respectively. Fourteen of these stores operate under the Mr. Tire brand name and one under the Tread Quarters brand name.

On November 1, 2005, the Company acquired a 13 percent stake in R&S Parts and Service, Inc. (“R&S”), a privately owned automotive aftermarket parts and service chain, for $2.0 million from GDJ Retail LLC. As part of the transaction, the Company also funded R&S $5.0 million under a secured subordinated debt agreement that has a five-year term and carries an 8 percent interest rate. The Company is accounting for this investment on the cost method. At March 25, 2006, the Company’s investment is recorded within Other non-current assets on the Balance Sheet.

R&S operates 100 retail stores under the name of Strauss Discount Auto (“Strauss”) that provide automotive parts and accessories, 69 of which also have service bays that offer a full range of aftermarket services. The stores generated approximately $170 million in annual sales in their fiscal year ended December 2005, and are located throughout New York, New Jersey and Philadelphia. The Company also has the option to purchase the remaining 87 percent stake in Strauss on or before September 30, 2006, for an additional $12.0 million in cash and $1.0 million of Monro stock.

On April 29, 2006, the Company acquired substantially all of the assets of ProCare Automotive Service Solutions LLC (“ProCare”) for $14.7 million in cash. The Company acquired 75 ProCare locations that offer automotive maintenance and repair services. The stores are located in eight metropolitan areas throughout Ohio and Pennsylvania. The Company will convert 31 of the acquired ProCare stores to tire stores which will operate under the Mr. Tire brand. The remaining stores will operate as service stores under the Monro brand.

During fiscal 2006, the Company opened four full-service, Monro branded stores within BJ’s Wholesale Clubs in New York (1), North Carolina (1), Pennsylvania (1), and Massachusetts (1), bringing the total number of stores that the Company operates in BJ’s Wholesale Clubs to 34 at March 25, 2006.

As of March 25, 2006, Monro had 625 Company-operated stores and 16 dealer locations located in 18 states. The following table shows the growth in the number of Company-operated stores over the last five fiscal years:

Store Additions and Closings

	Year Ended Fiscal March
	2006	2005		2004		2003		2002

Stores open at beginning of year	626	595		560		514		511
Stores added during year	10	35	(d)	40	(c)	50	(b)	4
Stores closed during year(a)	(11)	(4)		(5)		(4)		(1)

Stores open at end of year	625	626		595		560		514

Tire stores	81	80		70		44		0

Service (including BJ’s) stores	544	546		525		516		514

(a)	Generally, stores were closed because they failed to achieve or maintain an acceptable level of profitability or because a new Monro store was opened in the same market at a more favorable location. Store closures in fiscal 2003 include the sale of two commercial tire stores and a retread plant that were acquired in the purchase of Kimmel in the first quarter of fiscal 2003.

(b)	Includes 37 stores acquired in the Kimmel Acquisition and 10 stores acquired in the Frasier Acquisition.

(c)	Includes 26 stores acquired in the Mr. Tire Acquisition and 12 stores opened in BJ’s Wholesale Club locations.

(d)	Includes 15 stores acquired in the Henderson and Rice Acquisitions and 16 stores opened in BJ’s Wholesale Club locations.

Excluding the completed ProCare and the potential Strauss acquisition, the Company plans to open approximately 15 new stores in fiscal 2007, including eight in BJ’s Wholesale Clubs, and to continue to search for appropriate acquisition candidates or opportunities to operate stores within host retailers’ locations. In future years, should the Company find that there are no suitable acquisition or retail partnership candidates, it might increase its new store (greenfield) openings.

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

As a result of extensive analysis of its historical and projected store opening strategy, the Company has established major market profiles, as defined by market awareness: mature, existing and new markets. Over the next several years, the Company expects to build a greater percentage of stores in mature and existing markets in order to capitalize on the Company’s market presence and consumer awareness. All 10 stores opened in fiscal 2006 were in mature or existing markets.

The Company believes that management and operating improvements implemented over the last several fiscal years will enhance its ability to sustain its growth. The Company has a chain-wide computerized inventory control and electronic point-of-sale (“POS”) management information system, which has increased management’s ability to monitor operations as the number of stores has grown. The Company has customized the POS system to specific service and tire store requirements and deploys the appropriate version in each type of store. Being Windows-based, the system has simplified training of new employees. Additionally, the system includes electronic mail and electronic cataloging, which allows store managers to electronically research the specific parts needed for the make and model of the car being serviced. This enhanced system includes software which contains data that mirrors the scheduled maintenance requirements in vehicle owners’ manuals, specifically by make, model, year and mileage for every automobile. Management believes that this software facilitates the presentation and sale of scheduled maintenance services to customers. Other enhancements include the streamlining of estimating and other processes; graphic catalogs; a feature which facilitates tire searches by size; direct mail support; appointment scheduling; customer service history; a thermometer graphic which guides store managers on the profitability of each job; and expanded monitoring of price changes. This latter change requires more specificity on the reason for a discount, which management believes has helped to control discounting. Enhancements will continue to be made to the POS system annually in an effort to increase efficiency, improve the quality and timeliness of store reporting and enable the Company to better serve its customers.

The financing to open a new greenfield service store location may be accomplished in one of three ways: a store lease for the land and building (in which case, land and building costs will be financed primarily by the lessor), a land lease with the building constructed by the Company (with building costs paid by the Company), or a land purchase with the building constructed by the Company. In all three cases, each new store also will require approximately $125,000 for equipment (including a POS system and a truck) and approximately $60,000 in inventory. Because Monro generally does not extend credit to its customers, stores generate almost no receivables and a new store’s actual net working capital investment is nominal. Total capital required to open a new greenfield service store ranges, on average (based upon the last five fiscal years’ openings, excluding the BJ’s locations and the acquired stores), from $300,000 to $1,000,000 depending on the location and which of the three financing methods is used. In general, tire stores are larger and have more service bays than Monro’s traditional service stores and, as a result, construction costs are at the high end of the range of new store construction costs. In instances where Monro acquires an existing business, it may pay additional amounts for intangible assets such as customer lists, covenants not-to-compete, trade names and goodwill.

Total capital required to open a store within a BJ’s Wholesale Club is substantially less than opening a greenfield store.

At March 25, 2006, the Company leased the land and/or the building at approximately 70% of its store locations and owned the land and building at the remaining locations. Monro’s policy is to situate new stores in the best locations, without regard to the form of ownership required to develop the locations.

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

All stores provide many of the routine maintenance services (except engine diagnostic), which automobile manufacturers suggest or require in the vehicle owners’ manuals, and which fulfill manufacturers’ requirements for new car warranty compliance. The Company offers “Scheduled Maintenance” services in all of its stores whereby the aforementioned services are packaged and offered to consumers based upon the year, make, model and mileage of each specific vehicle. Management believes that the Company is able to offer this service in a more convenient and cost competitive fashion than auto dealers can provide.

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

Additionally, each Company-operated store displays and operates under the following set of customer satisfaction principles: free inspection of brakes, shocks, front end and exhaust systems; item-by-item review with customers of problem areas; free written estimates; written guarantees; drive-in service without an appointment; fair and reasonable prices; a 30-day best price guarantee; and repairs by professionally trained undercar specialists. (See additional discussion under “Store Operations: Quality Control and Warranties”.)

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

Centralized Control

Unlike many of its competitors, the Company operates, rather than franchises, all of its stores (except for the 16 dealer locations). Monro believes that direct operation of stores enhances its ability to compete by providing centralized control of such areas of operations as service quality, store appearance, promotional activity and pricing. A high level of technical competence is maintained throughout the Company, as Monro requires, as a condition of employment, that employees participate in comprehensive training programs to keep pace with changes in technology. Additionally, purchasing, distribution, merchandising, advertising, accounting and other store support functions are centralized primarily in the Company’s corporate headquarters in Rochester, New York, and are provided through the Company’s subsidiary, Monro Service Corporation. The centralization of these functions results in efficiencies and gives management the ability to closely monitor and control costs.

Comprehensive Training

The Company provides ongoing, comprehensive training to its store employees. Monro believes that such training provides a competitive advantage by enabling its technicians to provide quality service to its customers in all areas of undercar repair and tire service. (See additional discussion under “Store Operations: Store Personnel and Training”.)

STORE OPERATIONS

Store Format

The typical format for a Monro repair store is a free-standing building consisting of a sales area, fully-equipped service bays and a parts/tires storage area. In BJ’s locations, the Company and BJ’s both operate counters in the sales area, while the Company operates the service bay area. Most service bays are equipped with above-ground electric vehicle lifts. Generally, each store is located within 25 miles of a “key” store which carries approximately 91% more inventory than a typical store and serves as a mini-distribution point for slower moving inventory for other stores in its area. Individual store sizes, number of bays and stocking levels vary greatly, even within the service and tire store groups, and are dependent primarily on the availability of suitable store locations, population, demographics and intensity of competition among other factors (See additional discussion under “Store Additions and Closings”). A summary of average store data for service and tire stores is presented below:

				Average
				Number
	Average	Average		of Stock
	Number	Square	Average	Keeping
	of Bays	Feet	Inventory	Units (SKUs)

Service stores (excluding BJ’s)	6	4,300	$83,000	3,500
Tire stores	7	6,000	$122,000	2,200

The stores generally are situated in high-visibility locations in suburban areas, major metropolitan areas or small towns and offer easy customer access. The typical store is open from 7:30 a.m. to 7:00 p.m. on Monday through Friday and from 7:30 a.m. to 5:00 p.m. on Saturday. Selected tire locations are also open Sundays from 9:00 a.m. to 5:00 p.m.

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

PURCHASING AND DISTRIBUTION

The Company, through its wholly-owned subsidiary Monro Service Corporation, selects and purchases parts and supplies for all Company-operated stores on a centralized basis through an automatic replenishment system. Although purchases outside the centralized system (“outside purchases”) are made when needed at the store level, these purchases are low by industry standards, and accounted for approximately 14% of all parts used in fiscal 2006.

The Company’s ten largest vendors accounted for approximately 69% of its parts and tire purchases, with the largest vendor accounting for approximately 17% of total purchases in fiscal 2006. The Company purchases parts and tires from over 100 vendors. Management believes that the Company’s relationships with vendors are excellent and that alternative sources of supply exist, at comparable cost, for substantially all parts used in the Company’s business. The Company routinely obtains bids from vendors to ensure it is receiving competitive pricing and terms.

Most parts are shipped by vendors to the Company’s primary warehouse facility in Rochester, New York, and are distributed to stores through the Company-operated tractor/trailer fleet. Stores are replenished either on a weekly or bi-weekly basis from this warehouse, and such replenishment fills, on the average, 96% of all items ordered by the stores’ automatic POS-driven replenishment system. The Rochester warehouse stocks approximately 7,000 SKUs. The Company also operates warehouses in Baltimore and Virginia that service the tire stores in those markets. These warehouses carry, on average 4,800 and 2,100 SKUs, respectively.

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

COMPETITION

The Company competes in the retail automotive service industry. This industry is generally highly competitive and fragmented, and the number, size and strength of competitors vary widely from region to region. The Company believes that competition in this industry is based on customer service and reputation, store location, name awareness and price. Monro’s primary competitors include national and regional undercar, tire specialty and general automotive service chains, both franchised and company-operated; car dealerships, mass merchandisers operating service centers; and, to a lesser extent, gas stations and independent garages. Monro considers Midas, Inc. and Meineke Discount Mufflers Inc. to be direct competitors. In most of the new markets that the Company has entered, at least one competitor was already present. In identifying new markets, the Company analyzes, among other factors, the intensity of competition. (See “Expansion Strategy” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.)

EMPLOYEES

As of March 25, 2006, Monro had 3,561 employees, of whom 3,322 were employed in the field organization, 76 were employed at the warehouses, 141 were employed at the Company’s corporate headquarters and 22 were employed in its Baltimore office. Monro’s employees are not members of any union. The Company believes that its relations with its employees are good.

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

The Company is subject to various laws and regulations concerning workplace safety, zoning and other matters relating to its business. The Company maintains programs to facilitate compliance with these laws and regulations.

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

Item 1A —	Risk Factors

RISKS RELATED TO OUR BUSINESS

In addition to the risk factors discussed elsewhere in this annual report, the following are some of the important factors that could cause the Company’s actual results to differ materially from those projected in any forward looking statements:

We operate in the highly competitive automotive repair industry.

The automotive repair industry in which we operate is generally highly competitive and fragmented, and the number, size and strength of our competitors varies widely from region to region. We believe that competition in the industry is based primarily on customer service, reputation, store location, name awareness and price. Our primary competitors include national and regional undercar, tire specialty and general automotive service chains, both franchised and company-operated, car dealerships, mass merchandisers operating service centers and, to a lesser extent, gas stations and independent garages. Some of our competitors have more financial resources, are more geographically diverse and have better name recognition than we do, which might place us at a competitive disadvantage to those competitors. Because we seek to offer competitive prices, if our competitors reduce prices, we may be forced to reduce our prices, which could have a material adverse effect on our business, financial condition and results of operations. We cannot assure that we or any of our stores will be able to compete effectively. If we are unable to compete successfully in new and existing markets, we may not achieve our projected revenue and profitability targets.

We are subject to seasonality and cycles in the general economy that impact demand for our products and services.

Although our business is not highly seasonal, our customers typically purchase more undercar service during the period of March through October than the period of November through February, when miles driven tend to be lower. As a result, our sales and profitability tend to be lower during the latter period. In our tire stores, the slowest months are typically January through April and September. Further, customers may defer or forego vehicle maintenance at any time during periods of inclement weather.

The automotive repair industry is subject to fluctuations in the general economy. During a downturn in the economy, customers may defer or forego vehicle maintenance or repair. During periods of good economic conditions, consumers may decide to purchase new vehicles rather than having their older vehicles serviced. While the number of automobiles registered in the United States has steadily increased, this trend may not continue. In any event, should a reduction in the number of miles driven by automobile owners occur, it would likely have an adverse effect on the demand for our products and services. For example, when the retail cost of gasoline increases, the number of miles driven by automobile owners may decrease, which would result in less frequent service intervals and fewer repairs.

We depend on our relationships with our vendors.

We depend on close relationships with our vendors for parts and supplies and for our ability to purchase products at competitive prices and terms. Our ability to purchase at competitive prices and terms results from the volume of our purchases from these vendors. We have entered into various contracts with parts suppliers that require us to buy from them (at market prices) up to 100% of our annual purchases of specific products including brakes, exhaust, oil and ride control products. These agreements expire at various dates through March 2010.

We believe that alternative sources exist for most of the products we sell or use at our stores, and we would not expect the loss of any one supplier to have a material adverse effect on our business, financial condition or results of operations. Our dependence on a small number of suppliers, however, subjects us to the risks of shortages and interruptions. If any of our suppliers do not perform adequately or otherwise fail to distribute parts or other supplies to our stores, our inability to replace the suppliers in a timely manner and on acceptable terms could increase our costs and could cause shortages or interruptions that could have a material adverse effect on our business, financial condition and results of operations.

Our industry is subject to environmental, consumer protection and other regulation.

We are subject to various federal, state and local environmental laws and other governmental regulations regarding the operation of our business. For example, we are subject to rules governing the handling, storage and disposal of hazardous substances contained in some of the products such as motor oil that we sell and use at our stores, the recycling of batteries, tires and used lubricants, and the ownership and operation of real property. These laws and regulations can impose fines and criminal sanctions for violations and require the installation of pollution control equipment or operational changes to decrease the likelihood of accidental hazardous substance releases. Accordingly, we could become subject to material liabilities relating to the investigation and cleanup of contaminated properties, and to claims alleging personal injury or property damage as a result of exposure to, or release of, hazardous substances. In addition, stricter interpretation of existing laws and regulations, new laws and regulations, the discovery of previously unknown contamination or the imposition of new or increased requirements could require us to incur costs or become the basis of new or increased liabilities that could have a material adverse effect on our business, financial condition and results of operations.

National automotive repair chains have also been the subject of investigations and reports by consumer protection agencies and the Attorneys General of various states. Publicity in connection with these investigations could have an adverse effect on our sales and, consequently, our business, financial condition and results of operations. State and local governments have also enacted numerous consumer protection laws that we must comply with.

The costs of operating our stores may increase if there are changes in laws governing minimum hourly wages, working conditions, overtime, workers’ compensation insurance rates, unemployment tax rates or other laws and regulations. A material increase in these costs that we were unable to offset by increasing our prices or by other means could have a material adverse effect on our business, financial condition and results of operations.

Our business is affected by advances in automotive technology.

The demand for our products and services could be adversely affected by continuing developments in automotive technology. Automotive manufacturers are producing cars that last longer and require service and maintenance at less frequent intervals in certain cases. Quality improvement of manufacturers’ original equipment parts has in the past reduced, and may in the future reduce, demand for our products and services, adversely affecting our sales. For example, manufacturers’ use of stainless steel exhaust components has significantly increased the life of those parts, thereby decreasing the demand for exhaust repairs and replacements. Longer and more comprehensive warranty or service programs offered by automobile manufacturers and other third parties also could adversely affect the demand for our products and services. We believe that a majority of new automobile owners have their cars serviced by a dealer during the period that the car is under warranty. In addition, advances in automotive technology continue to require us to incur additional costs to update our diagnostic capabilities and technical training programs.

We may not be successful in integrating new and acquired stores.

Management believes that our continued growth in sales and profit is dependent, in large part, upon our continuing ability to open/acquire and operate new stores on a profitable basis. In order to do so, we must find reasonably priced new store locations and acquisition candidates that meet our criteria and we must integrate any new stores (opened or acquired) into our system. Our growth and profitability could be adversely affected if we are unable to open or acquire new stores or if new or existing stores do not operate at a sufficient level of profitability. In addition, we generally fund our acquisitions through our existing bank credit facility. If new stores do not achieve expected levels of profitability, this may adversely impact our ability to remain in compliance with our debt covenants or to make required payments under our credit facility.

Store closings result in costs.

From time to time, in the ordinary course of our business, we close certain stores, generally based on considerations of store profitability, competition, strategic factors and other considerations. Closing a store could subject us to costs including the write-down of leasehold improvements, equipment, furniture and fixtures. In addition, we could remain liable for future lease obligations.

We rely on an adequate supply of skilled field personnel.

In order to continue to provide high quality services, we require an adequate supply of skilled field managers and technicians. Trained and experienced automotive field personnel are in high demand, and may be in short supply in some areas. We cannot assure that we will be able to attract, motivate and maintain an adequate skilled workforce necessary to operate our existing and future stores efficiently, or that labor expenses will not increase as a result of a shortage in the supply of skilled field personnel, thereby adversely impacting our financial performance. While the automotive repair industry generally operates with high field employee turnover, any material increases in employee turnover rates in our stores or any widespread employee dissatisfaction could also have a material adverse effect on our business, financial condition and results of operations.

If we are unable to generate sufficient cash flows from our operations, our liquidity will suffer and we may be unable to satisfy our obligations.

We currently rely on cash flow from operations and our revolving credit facility to fund our business. Amounts outstanding on the revolving credit facility are reported as debt on our balance sheet. While we believe that we have the ability to sufficiently fund our planned operations and capital expenditures for the foreseeable future, the risks to our business could result in circumstances that would materially affect our liquidity. For example, cash flows from our operations could be affected by changes in consumer spending habits, the failure to maintain favorable vendor payment terms or our inability to successfully implement sales growth initiatives, among other factors. We may be unsuccessful in securing alternative financing when needed on terms that we consider acceptable.

In addition, a significant increase in our leverage could have important consequences to an investment in our common stock, including the following risks:

•	our ability to obtain additional financing for working capital, capital expenditures, store renovations, acquisitions or general corporate purposes may be impaired in the future;

•	our failure to comply with the financial and other restrictive covenants governing our debt, which, among other things, require us to maintain a minimum net worth, comply with certain financial ratios and limit our ability to incur additional debt and sell assets, could result in an event of default that, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations; and

•	our exposure to certain financial market risks, including fluctuations in interest rates associated with bank borrowings could become more significant.

If we do not perform in accordance with our debt covenants, the institutions providing the funds have the option to withdraw their funding support. We cannot assure that we will remain in compliance with our debt covenants in the future. In addition, our current financing agreement expires in July 2010, and we cannot assure that we will be able to refinance our existing credit facility when it expires.

We depend on the services of key executives.

Our senior executives are important to our success because they have been instrumental in setting our strategic direction, operating our business, identifying, recruiting and training key personnel, identifying expansion opportunities and arranging necessary financing. Losing the services of any of these individuals could adversely affect our business until a suitable replacement could be found. It may be difficult to replace them quickly with executives of equal experience and capabilities. Although we have employment agreements with selected executives, we could not prevent them from terminating their employment with us. Other executives are not bound by employment agreements with us.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company, through Monro Service Corporation, owns its office/warehouse facility of approximately 95,000 square feet, which is located on 12.7 acres of land in Holleder Technology Park, in Rochester, New York.

In connection with the Speedy Acquisition in September 1998, the Company financed most of the real estate formerly owned by SMK Speedy International Inc. via a synthetic lease (off-balance sheet) agreement, which was subsequently refinanced as a revolving credit loan. (See additional discussion under “Capital Resources and Liquidity”). Of the total number of Company-operated Acquired Speedy locations, 18 buildings on land-leased sites and 68 parcels of land and buildings on formerly owned locations were leased under this arrangement. In June 2003, the Company purchased the general and limited partnership interests in Brazos Automotive Properties, L.P. (“BAP”), the entity holding title to these properties, and, accordingly, has consolidated the related assets and debt in its financial statements from June 2004. (See also Note 2 to the financial statements.)

Of Monro’s 625 Company-operated stores at March 25, 2006, 190 were owned, 301 were leased and for 134, the land only was leased. In general, the Company leases store sites for a ten-year period with several five-year renewal options. Giving effect to all renewal options, approximately 52% of the operating leases (226 stores) expire after 2016. Certain of the leases provide for contingent rental payments if a percentage of annual gross sales exceeds the base fixed rental amount. The highest contingent percentage rent of any lease is 6.75%, and no such lease has adversely affected profitability of the store subject thereto. An officer of the Company or members of his family are the lessors, or have interests in entities that are the lessors, with respect to six of the leases. No related party leases, other than the six assumed as part of the Mr. Tire acquisition in March 2004, have been entered into, and no new related party leases are contemplated.

As of March 25, 2006, there was $.7 million outstanding under a mortgage held by the City of Rochester, New York, secured by the land on which the headquarters office and warehouse is located.

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2006.

PART II

Item 5.	Market for the Company’s Common Equity and Related Stockholder Matters

MARKET INFORMATION

The Common Stock is traded on the over-the-counter market and is quoted on the NASDAQ National Market System under the symbol “MNRO”. The following table sets forth, for the Company’s last two fiscal years, the range of high and low sales prices on the NASDAQ National Market System for the Common Stock:

	Fiscal 2006		Fiscal 2005
Quarter Ended	High	Low	High	Low

June	$29.79	$24.52	$26.45	$22.62
September	31.77	25.47	25.00	18.78
December	32.63	25.94	27.00	20.53
March	40.58	29.47	29.64	23.25

HOLDERS

At May 23, 2006, the Company’s Common Stock was held by approximately 3,200 shareholders of record or through nominee or street name accounts with brokers.

DIVIDENDS

On September 16, 2003, the Company’s Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend payable to shareholders of record on October 21, 2003. Information regarding the number of shares of Common Stock outstanding and market prices of the Common Stock, as set forth in this Form 10-K, reflect the impact of this stock split.

In May 2005, the Company’s Board of Directors declared its intention to pay a regular quarterly cash dividend during fiscal 2006 of $.05 per share to be paid beginning with the first quarter of fiscal 2006. In May 2006, the Company’s Board of Directors declared its intention to pay a regular quarterly cash dividend during fiscal 2007 of $.07 per share to be paid beginning with the first quarter of 2007. However, the declaration of and any determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, capital requirements, compliance with charter and contractual restrictions, and such other factors as the Board of Directors deems relevant. The terms of the Company’s Credit Facility permit the payment of cash dividends not to exceed 25% of the preceding year’s net income. See additional dividend disclosure in Note 16 to the consolidated financial statements.

Item 6.	Selected Financial Data

The following table sets forth selected financial and operating data of the Company for each year in the five-year period ended March 25, 2006. The financial data and certain operating data have been derived from the Company’s audited financial statements. This data should be read in conjunction with the financial statements and related notes included under Item 8 of this report and in conjunction with other financial information included elsewhere in this Form 10-K.

	Year Ended Fiscal March
	2006	2005	2004	2003	2002
	(Amounts in thousands, except per share data)

Income Statement Data:
Sales	$368,727	$337,409	$279,457	$258,026	$224,853
Cost of sales, including distribution and occupancy costs	220,915	200,616	165,412	153,073	133,685

Gross profit	147,812	136,793	114,045	104,953	91,168
Operating, selling, general and administrative expenses	108,030	102,379	84,708	81,040	69,604

Operating income	39,782	34,414	29,337	23,913	21,564
Interest expense, net	3,478	2,549	2,613	2,601	3,731
Other (income) expense, net	(502)	463	48	(211)	804

Income before provision for income taxes	36,806	31,402	26,676	21,523	17,029
Provision for income taxes	14,140	11,733	10,136	8,179	6,090

Net income	$22,666	$19,669	$16,540	$13,344	$10,939

Earnings per share Basic(a)	$1.67	$1.50	$1.28	$1.05	$.89

Diluted(a)	$1.51	$1.35	$1.15	$.95	$.81

Weighted average number of Common Stock and equivalents Basic(b)	13,531	13,102	12,954	12,699	12,293

Diluted(b)	15,022	14,562	14,400	14,105	13,583

Cash dividends per common share or common share equivalent	$.15
Selected Operating Data(c):
Sales growth:
Total	9.3%	20.7%	8.3%	14.8%	0.9%
Comparable store(d)	1.7%	2.0%	4.7%	2.9%	0.3%
Stores open at beginning of year	626	595	560	514	511
Stores open at end of year	625	626	595	560	514
Capital expenditures(e)	$16,005	$18,586	$14,327	$14,822	$8,615
Balance Sheet Data (at period end):
Net working capital	$30,737	$27,158	$29,611	$22,630	$13,185
Total assets	300,860	284,985	259,343	206,984	186,334
Long-term debt	46,327	55,438	68,763	36,183	34,123
Shareholders’ equity	192,990	167,489	138,993	120,051	102,587

(a)	See Note 10 for calculation of basic and diluted earnings per share.

(b)	Adjusted in fiscal years 2002-2003 for the effect of the Company’s October 2003 three-for-two stock split. See Note 1 to the financial statements.

(c)	Includes Company-operated stores only — no dealer locations.

(d)	Comparable store sales data is calculated based on the change in sales of only those stores open as of the beginning of the preceding fiscal year.

(e)	Amount does not include the funding of the purchase price related to the Kimmel or Frasier Acquisitions in fiscal year 2003, the Mr. Tire Acquisition in fiscal 2004 or the Rice and Henderson Acquisitions in fiscal 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth income statement data of the Company expressed as a percentage of sales for the fiscal years indicated:

	Year Ended Fiscal March
	2006	2005	2004

Sales	100.0%	100.0%	100.0%
Cost of sales, including distribution and occupancy costs	59.9	59.5	59.2

Gross profit	40.1	40.5	40.8
Operating, selling, general and administrative expenses	29.3	30.3	30.3

Operating income	10.8	10.2	10.5
Interest expense, net	.9	.8	.9
Other (income) expense, net	(.1)	.1	.1

Income before provision for income taxes	10.0	9.3	9.5
Provision for income taxes	3.8	3.5	3.6

Net income	6.2%	5.8%	5.9%

FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not historical facts, including (without limitation) statements made in this Item and in “Item 1 — Business”, may contain statements of future expectations and other forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed. These factors include, but are not necessarily limited to, product demand, dependence on and competition within the primary markets in which the Company’s stores are located, the need for and costs associated with store renovations and other capital expenditures, the effect of economic conditions, the impact of competitive services and pricing, product development, parts supply restraints or difficulties, industry regulation, risks relating to leverage and debt service (including sensitivity to fluctuations in interest rates), continued availability of capital resources and financing, risks relating to integration of acquired businesses, the risks set forth in “Item 1A — Risk Factors” and other factors set forth or incorporated elsewhere herein and in the Company’s other SEC filings. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

RECENT DEVELOPMENTS

Effective March 24, 2006, the Compensation Committee of the Board of Directors approved the accelerated vesting of all 220,000 stock options held by the Company’s employees.

The Company’s executive officers and certain senior level managers have agreed that they will hold the shares related to the accelerated vesting at least through the original vesting date of the corresponding options, other than with respect to sales of such shares necessary to pay withholding taxes incurred as a result of the exercise of such options. Except for the accelerated vesting, all other material terms and conditions of the previously granted awards remain unchanged.

The decision to accelerate the vesting of these stock options was made to reduce non-cash compensation expense that would otherwise have been recorded in future periods following the Company’s adoption of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payment,” which became effective for the Company on March 26, 2006. The accelerated vesting resulted in a one-time non-cash stock-based compensation charge of approximately $272,000, or $.02 per diluted share, in the fourth quarter of fiscal 2006. As a result of the vesting acceleration, the Company expects it will eliminate the recognition of approximately $900,000 to $1,000,000 of non-cash expense over the next four years, beginning March 26, 2006, with more than half of the expense reduction attributable to fiscal 2007.

On April 29, 2006, the Company acquired substantially all of the assets of ProCare for $14.7 million in cash. The Company acquired 75 ProCare locations that offer automotive maintenance and repair services. The stores are located in eight metropolitan areas throughout Ohio and Pennsylvania. The Company will convert 31 of the acquired ProCare stores to tire stores which will operate under the Mr. Tire brand. The remaining stores will operate as service stores under the Monro brand.

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

Inventory

The Company evaluates whether inventory is stated at the lower of cost or market based on historical experience with the carrying value and life of inventory. The assumptions used in this evaluation are based on current market conditions and the Company believes inventory is stated at the lower of cost or market in the consolidated financial statements. In addition, historically the Company has been able to return excess items to vendors for credit or sell such inventory to wholesalers. Future changes by vendors in their policies or willingness to accept returns of excess inventory could require a revision in the estimates.

Carrying Values of Goodwill and Long-Lived Assets

Goodwill represents the amount paid in consideration for an acquisition in excess of the net assets acquired. In accordance with Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, the Company does not amortize goodwill for acquisitions made after June 30, 2001. The Company conducts tests for impairment of goodwill annually, typically during the third quarter of the fiscal year, or more frequently if circumstances indicate that the asset might be impaired. These impairment tests include management estimates of future cash flows that are dependent upon subjective assumptions regarding future operating results including growth rates, discount rates, capital requirements and other factors that impact the estimated fair value. An impairment loss is recognized to the extent that an asset’s carrying amount exceeds its fair value.

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

Warranty

The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales, except for tire road hazard warranties which are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin 90-1. The warranty reserve and warranty expense related to all product warranties at and for the fiscal years ended March 2006, 2005 and 2004 were not material to the Company’s financial position or results of operations.

RESULTS OF OPERATIONS

Fiscal 2006 as Compared to Fiscal 2005

Sales for fiscal 2006 increased $31.3 million, or 9.3% to $368.7 million as compared to $337.4 million in fiscal 2005. The increase was due to an increase of approximately $26.6 million from stores added since March 27, 2004, and a comparable store sales increase of 1.7%. The Company also sold some slower moving inventory for approximately $4.1 million to ICON International, a barter company. There were 308 selling days in fiscal year 2006 compared to 307 selling days in fiscal year 2005. Adjusting for days, comparable store sales increased 1.4%.

The bulk sale of inventory to ICON was an important transaction for the Company. The sale will help to improve inventory turns, which becomes a higher priority as interest rates continue to rise, and in light of the accounting rules of Emerging Issues Task Force Issue No. 02-16 (“EITF 02-16”), “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor,” which require that vendor rebates be recognized as inventory turns. As new vendor agreements fall under these rules, inventory turns have a more direct impact on cost of goods sold and gross profit than in the past.

During the year, 10 stores were added and 11 were closed. At March 25, 2006, the Company had 625 stores in operation.

Management believes that the improvement in sales resulted from several factors, including an increase in tire sales and scheduled maintenance services. Price increases in several product categories also contributed to the sales improvement. While comparable store traffic declined slightly, average ticket increased. Management believes that soft economic conditions resulted in consumers deferring repairs to their vehicles. However, most repairs can only be deferred for a period of time. When customers did come in to have their vehicles repaired, they spent more on average, most likely because the problem with their vehicle had worsened due to additional wear.

The Company introduced “Scheduled Maintenance” services in all of its stores late in fiscal 2001. These services are required by vehicle manufacturers to comply with warranty schedules, and are offered by Monro in a more convenient and cost competitive fashion than auto dealers typically provide. Management believes that these services, which are offered both in bundled “packages” and individually, will continue to contribute positively to comparable store sales in future years, and have helped to mitigate the decline in exhaust which negatively impacted recent fiscal years. The exhaust decline resulted primarily from manufacturers’ use of non-corrosive stainless steel exhaust systems on most new cars beginning in the mid-1980s and completed in the mid-1990s.

Additionally, the Company continued to reward store employees with pay programs focused on high customer service scores. Management believes that, in spite of the sluggish economic environment, it is continuing to build the trust of its customers, through quality, integrity and fair pricing, and is gaining an advantage over some of its competitors.

Gross profit for fiscal 2006 was $147.8 million or 40.1% of sales, as compared with $136.8 million or 40.5% of sales for fiscal 2005. The decrease in gross profit as a percentage of sales is primarily attributable to an increase in material costs due to a shift in mix to the lower margin categories of tires and maintenance services. On a consolidated basis, tires represented 22.5% of sales in fiscal 2006 as compared to 20.2% of sales in fiscal 2005. Maintenance services increased from 26.8% of sales to 28.4% of sales, while the core services of brakes, exhaust and steering all decreased as a percent of sales from the prior year.

The Company also experienced cost increases in oil and tires. Additionally, the bulk sale of inventory to ICON was at a lower margin than Monro’s typical sales, although there were no labor costs, and accounted for a slight decrease in gross margin.

However, price increases, as well as the recognition of vendor rebates against cost of goods in concert with inventory turns in accordance with EITF 02-16, helped to partially offset the aforementioned margin pressures.

Partially offsetting these increases were decreases in technician labor and occupancy costs, which are included in cost of sales. Technician labor costs decreased due to better operational control and improved productivity. Additionally, the increase in tire sales, which carry lower labor costs as compared to other service categories, helped to decrease labor costs as a percent of sales in fiscal 2006 as compared to fiscal 2005.

Distribution and occupancy costs as a percentage of sales in fiscal 2006 also decreased as compared to fiscal 2005, as the Company, with improved sales, was able to leverage these largely fixed costs.

Operating, selling, general and administrative expenses for fiscal 2006 increased by $5.7 million to $108.0 million, but decreased as a percentage of sales to 29.3% compared to 30.3% in 2005. The decrease is partially due to the leveraging of fixed costs against sales, including the bulk inventory sale. Additionally, the Company experienced lower costs in health and other insurance as a percent of sales. It also reduced advertising expense as a percent of sales from fiscal 2005.

Operating income in fiscal 2006 of $39.8 million, or 10.8% of sales, increased by $5.4 million from the fiscal 2005 level of $34.4 million, due to the factors discussed above.

Interest expense, net of interest income, increased as a percent of sales from .8% in fiscal 2005 to .9% in fiscal 2006. The weighted average debt outstanding for the year ended March 25, 2006 decreased by approximately $6.4 million from fiscal 2005. However, offsetting this decrease was an increase in the weighted average interest rate for the year ended March 25, 2006 of 260 basis points from the year ended March 26, 2005, resulting in an increase in expense between the two years.

Other income, net, for fiscal 2006 was $.5 million, consisting of $1.4 million in gains on sale of fixed assets and miscellaneous income, partially offset by $.9 million of amortization expense. In fiscal 2005, the Company reported other expense, net, of $.5 million, consisting of amortization expense of $.8 million offset by gains on sale of fixed assets and miscellaneous income of $.3 million.

The Company’s effective tax rate was 38.4% and 37.4% of pre-tax income in fiscal 2006 and 2005, respectively.

Net income for fiscal 2006 increased by $3.0 million, or 15.2%, to $22.7 million as compared to $19.7 million in fiscal 2005, due to the factors discussed.

Fiscal 2005 as Compared to Fiscal 2004

Sales for fiscal 2005 increased $58.0 million, or 20.7% to $337.4 million as compared to $279.5 million in fiscal 2004. The increase was due to an increase of approximately $54.0 million from stores added since March 29, 2003, of which the acquired Mr. Tire stores accounted for $45.7 million. Comparable store sales increased 2.0%. There were 307 selling days in fiscal year 2005 compared to 306 selling days in fiscal year 2004. Adjusting for days, comparable store sales increased 1.7%.

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

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources

The Company’s primary capital requirements for fiscal 2006 were the upgrading of facilities and systems and the funding of its store expansion program. The Company spent $16.0 million, principally for equipment and leasehold improvements. It also spent $2.0 million and $5.0 million, respectively, for the investments in and loan to R&S Parts and Service, Inc. In fiscal 2005, the Company’s primary capital requirements were divided among the funding of the Henderson and Rice Acquisitions for $4.5 million, the Company’s store expansion program and the upgrading of facilities and systems in existing stores, totaling $18.6 million.

In both fiscal years 2006 and 2005, these capital requirements were primarily met by cash flow from operations.

In fiscal 2007, the Company intends to open approximately 15 new stores, of which eight are expected to be stores located within BJ’s Wholesale Clubs. Total capital required to open a new store ranges, on average (based upon the last five fiscal years’ openings — excluding the acquired stores and BJ’s locations), from $300,000 to $1,000,000 depending on whether the store is leased, owned or land leased. Total capital required to open a store within a BJ’s Wholesale Club is substantially less than for a greenfield store.

The Company also plans to continue to seek suitable acquisition candidates. Management believes that the Company has sufficient resources available (including cash flow from operations and bank financing) to expand its business as currently planned for the next several years.

Contractual Obligations

Payments due by period under long-term debt, other financing instruments and commitments are as follows:

		Within	Within 2 to	Within 4 to	After
	Total	1 Year	3 Years	5 Years	5 Years
	(Dollars in thousands)

Long-term debt	35,196	18	18	34,500	660
Capital lease commitments	11,656	507	1,356	1,517	8,276
Operating lease commitments	81,456	19,124	31,320	17,440	13,572

Total	128,308	19,649	32,694	53,457	22,508

In March 2003, the Company renewed its existing credit facility agreement. The amended financing arrangement consisted of an $83.4 million Revolving Credit facility and a non-amortizing credit loan (formerly synthetic lease financing) totaling $26.6 million.

In July 2005, the Company amended its existing credit terms by entering into a five-year, $125 million Revolving Credit Facility agreement (the “Credit Facility”) with five banks in the lending syndicate that provided the Company’s prior financing arrangement. Interest only is payable monthly throughout the Credit Facility’s term. The Credit Facility increases the Company’s current borrowing capacity by $15 million to $125 million and includes a provision allowing the Company to expand the amount of the overall facility to $160 million, subject to existing or new lender(s) commitments at that time. The terms of the Credit Facility immediately reduced the spread the Company pays on LIBOR-based borrowings by 50 basis points and permit the payment of cash dividends not to exceed 25% of the preceding year’s net income. Additionally, the amended Credit Facility is not secured by the Company’s real property, although the Company has entered into an agreement not to encumber its real property, with certain permissible exceptions. Other terms of the Credit Facility are generally consistent with the Company’s prior financing agreement.

Within the aforementioned $125 million Revolving Credit facility, the Company has available a sub-facility of $20 million for the purpose of issuing standby letters of credit. The line requires fees aggregating .63% annually of the face amount of each standby letter of credit, payable quarterly in arrears. There were $11 million in outstanding letters of credit under this line at March 25, 2006.

In addition, the Company has financed certain store properties and vehicles with capital leases, which amount to $11.7 million and are due in installments through 2023.

During fiscal 1995, the Company purchased 12.7 acres of land for $.7 million from the City of Rochester, New York, on which its office/warehouse facility is located. The City has provided financing for 100% of the cost of the land via a 20-year non-interest bearing mortgage, all due and payable in 2015.

To finance its office/warehouse building, the Company obtained permanent mortgage financing in fiscal 1996 consisting of a 10-year mortgage for $2.9 million and an eight-year term loan in the amount of $.7 million. In October 2005, the Company paid the remaining $1.5 million outstanding on the mortgage for the headquarters office/warehouse building.

Certain of the Company’s long-term debt agreements require, among other things, the maintenance of specified interest and rent coverage ratios and amounts of net worth. They also contain restrictions on dividend payments. The Company is in compliance with these requirements at March 25, 2006. These agreements permit mortgages and specific lease financing arrangements with other parties with certain limitations.

From time to time, the Company enters into interest rate hedge agreements, which involve the exchange of fixed and floating rate interest payments periodically over the life of the agreement without the exchange of the underlying principal amounts. The differential to be paid or received is accrued as interest rates change and is recognized over the life of the agreements as an offsetting adjustment to interest expense. Currently the Company has no hedge agreements. The most recent hedge agreement expired in October 2005.

INFLATION

The Company does not believe its operations have been materially affected by inflation. The Company has been successful, in many cases, in mitigating the effects of merchandise cost increases principally through the use of volume discounts and alternative vendors.

FINANCIAL ACCOUNTING STANDARDS

See “Recent Accounting Pronouncements” in Note 1 to the consolidated financial statements for a discussion of the impact of recently issued accounting standards on the Company’s consolidated financial statements as of March 25, 2006, for the year then ended, as well as the expected impact on the Company’s consolidated financial statements for future periods.

Item 7a.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from potential changes in interest rates. At year end March 2006 and 2005, approximately 2% of the Company’s long-term debt, excluding capital leases, was at fixed interest rates and therefore, the fair value is affected by changes in market interest rates. The Company’s cash flow exposure on floating rate debt, which is not supported by interest rate swap agreements, would result in interest expense fluctuating approximately $.3 million based upon the Company’s debt position at fiscal year ended March 25, 2006 and $.5 million for fiscal year ended March 26, 2005, given a 1% change in LIBOR.

The Company regularly evaluates these risks and has in the past entered and may in the future enter into interest rate swap agreements, all of which prior agreements had expired before March 2006. The Company believes the amount of risk and the use of derivative financial instruments described above are not material to the Company’s financial condition or results of operations.

Long-term debt, including current portion, had a carrying amount of $35.2 million and a fair value of $34.9 million as of March 25, 2006, as compared to a carrying amount of $48.2 million and a fair value of $47.9 million as of March 26, 2005.

Item 8.   Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Monro Muffler Brake, Inc.:

We have completed an integrated audit of Monro Muffler Brake, Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of March 25, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated Financial Statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Monro Muffler Brake, Inc. and its subsidiaries at March 25, 2006 and March 26, 2005, and the results of their operations and their cash flows for each of the three years in the period ended March 25, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal Control over Financial Reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of March 25, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 25, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Rochester, New York
June 8, 2006

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	March 25,	March 26,
	2006	2005
	(Dollars in thousands)

ASSETS
Current assets:
Cash and equivalents	$3,780	$888
Trade receivables	1,726	2,162
Inventories	61,427	59,753
Deferred income tax asset	1,133	798
Other current assets	13,507	13,918

Total current assets	81,573	77,519

Property, plant and equipment	291,789	279,561
Less — Accumulated depreciation and amortization	(128,164)	(115,252)

Net property, plant and equipment	163,625	164,309
Goodwill	37,766	37,218
Intangible assets and other non-current assets	17,896	5,939

Total assets	$300,860	$284,985

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$525	$1,928
Trade payables	23,755	23,791
Federal and state income taxes payable	1,937	682
Accrued payroll, payroll taxes and other payroll benefits	10,255	8,736
Accrued insurance	3,999	4,622
Other current liabilities	10,365	10,602

Total current liabilities	50,836	50,361
Long-term debt	46,327	55,438
Accrued rent expense	7,362	7,829
Other long-term liabilities	3,269	3,332
Deferred income tax liability	76	536

Total liabilities	107,870	117,496

Commitments
Shareholders’ equity:
Class C Convertible Preferred Stock, $1.50 par value, $.144 conversion value at March 25, 2006 and March 26, 2005, 150,000 shares authorized; 65,000 shares issued and outstanding	97	97
Common Stock, $.01 par value, 20,000,000 shares authorized; 13,976,630 and 13,702,455 shares issued at March 25, 2006 and March 26, 2005, respectively	140	137
Treasury Stock, 331,628 and 325,200 shares at March 25, 2006 and March 26, 2005, respectively, at cost	(2,056)	(1,831)
Additional paid-in capital	57,661	52,484
Accumulated other comprehensive income	—	(17)
Retained earnings	137,148	116,619

Total shareholders’ equity	192,990	167,489

Total liabilities and shareholders’ equity	$300,860	$284,985

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

	Year Ended Fiscal March,
	2006	2005	2004
	(Amounts in thousands,
	except per share data)

Sales	$368,727	$337,409	$279,457
Cost of sales, including distribution and occupancy costs	220,915	200,616	165,412

Gross profit	147,812	136,793	114,045
Operating, selling, general and administrative expenses	108,030	102,379	84,708

Operating income	39,782	34,414	29,337
Interest expense, net of interest income of $65 in 2006, $50 in 2005 and $52 in 2004	3,478	2,549	2,613
Other (income) expense, net	(502)	463	48

Income before provision for income taxes	36,806	31,402	26,676
Provision for income taxes	14,140	11,733	10,136

Net income	$22,666	$19,669	$16,540

Earnings per share:
Basic	$1.67	$1.50	$1.28

Diluted	$1.51	$1.35	$1.15

Weighted average number of common shares outstanding used in computing earnings per share:
Basic	13,531	13,102	12,954

Diluted	15,022	14,562	14,400

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Class C				Note		Accumulated
	Convertible			Additional	Receivable		Other
	Preferred	Common	Treasury	Paid-In	From	Retained	Comprehensive
	Stock	Stock	Stock	Capital	Shareholder	Earnings	Income	Total
	(Dollars in thousands)

Balance at March 29, 2003	$97	$88	$(1,831)	$42,178	$(78)	$80,456	$(859)	$120,051
Net income						16,540		16,540
Other comprehensive income:
FAS 133 adjustment(1)							397	397
Minimum pension liability adjustment(1)							49	49

Total comprehensive income								16,986
Tax benefit from exercise of stock options				279				279
Exercise of stock options		1		1,210				1,211
Shares issued in connection with three-for-two stock split		44				(46)		(2)
Note receivable from shareholder					78			78
Issuance of warrants in connection with the acquisition of Mr. Tire				390				390

Balance at March 27, 2004	97	133	(1,831)	44,057	0	96,950	(413)	138,993
Net income						19,669		19,669
Other comprehensive income:
FAS 133 adjustment(1)							58	58
Minimum pension liability adjustment(1)							338	338

Total comprehensive income								20,065
Tax benefit from exercise of stock options				644				644
Issuance of stock: payment for acquisition		2		6,430				6,432
Exercise of stock options		2		1,353				1,355

Balance at March 26, 2005	97	137	(1,831)	52,484	0	116,619	(17)	167,489
Net income						22,666		22,666
Other comprehensive income:
FAS 133 adjustment(1)							17	17

Total comprehensive income								22,683
Cash Dividends: Preferred						(102)		(102)
Common						(2,035)		(2,035)
Tax benefit from exercise of stock options				711				711
Exercise of warrants		1		2,232				2,233
Exercise of stock options		2		1,917				1,919
Stock issuance costs				20				20
Stock option compensation				297				297
Purchase of treasury shares			(225)					(225)

Balance at March 25, 2006	$97	$140	$(2,056)	$57,661	$0	$137,148	$0	$192,990

(1)	Components of comprehensive income are reported net of related taxes of $11, $242 and $273 in fiscal years 2006, 2005 and 2004, respectively.

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended Fiscal March
	2006	2005	2004
	(Dollars in thousands)
	Increase (Decrease) in Cash

Cash flows from operating activities:
Net income	$22,666	$19,669	$16,540

Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	17,776	15,724	14,001
Stock-based compensation expense	297
Net change in deferred income taxes	(806)	1,939	1,957
(Gain) loss on disposal of property, plant and equipment	(959)	197	(48)
Decrease (increase) in trade receivables	436	(187)	(73)
(Increase) decrease in inventories	(4,592)	(4,870)	840
Decrease (increase) in other current assets	1,660	(3,368)	(1,299)
(Increase) decrease in other noncurrent assets	(2,377)	(531)	791
(Decrease) increase in trade payables	(141)	7,087	(251)
Increase (decrease) in accrued expenses	641	2,178	(804)
Increase (decrease) in income taxes payable	1,966	281	(189)
(Decrease) increase in other long-term liabilities	(335)	(478)	1,384

Total adjustments	13,566	17,972	16,309

Net cash provided by operating activities	36,232	37,641	32,849

Cash flows from investing activities:
Capital expenditures	(16,005)	(18,586)	(14,327)
Payment for purchase of Brazos Automotive Properties, L.P.			(947)
Acquisitions, net of cash acquired		(4,539)	(25,506)
Proceeds from the disposal of property, plant and equipment	3,015	1,986	2,212
Debtor-in-possession financing to ProCare	(900)
Deposit on acquisition of ProCare	(700)
Loan to R&S Parts and Services, Inc.	(5,000)
Investment in R&S Parts and Services, Inc.	(2,000)

Net cash used for investing activities	(21,590)	(21,139)	(38,568)

Cash flows from financing activities:
Proceeds from borrowings	205,305	122,514	175,280
Principal payments on long-term debt and capital lease obligations	(218,845)	(141,016)	(169,306)
Payment of fractional shares related to stock split			(2)
Purchase of common stock	(225)
Exercise of stock options	1,919	1,355	1,211
Exercise of warrants	2,233
Dividends paid	(2,137)

Net cash (used for) provided for financing activities	(11,750)	(17,147)	7,183

Increase (decrease) in cash	2,892	(645)	1,464
Cash at beginning of year	888	1,533	69

Cash at end of year	$3,780	$888	$1,533

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES

Background

Monro Muffler Brake, Inc. and its wholly owned subsidiaries, Monro Service Corporation and Monro Leasing, LLC (the “Company”), is engaged principally in providing automotive undercar repair services in the United States. The Company had 625 Company-operated stores and 16 dealer-operated automotive repair centers located primarily in the northeast region of the United States as of March 25, 2006. The Company’s operations are organized and managed in one operating segment.

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

“Year ended Fiscal March 2006”: March 27, 2005 — March 25, 2006 (52 weeks)

“Year ended Fiscal March 2005”: March 28, 2004 — March 26, 2005 (52 weeks)

“Year ended Fiscal March 2004”: March 30, 2003 — March 27, 2004 (52 weeks)

Consolidation

The consolidated financial statements include the Company and its wholly owned subsidiaries, Monro Service Corporation and Monro Leasing, LLC, after the elimination of intercompany transactions and balances.

Revenue recognition

Sales are recorded upon completion of automotive undercar repair and tire services provided to customers. The following was the Company’s sales mix for fiscal 2006 and 2005:

	Year Ended Fiscal March
	2006	2005

Brakes	24%	26%
Exhaust	11	13
Steering	14	14
Tires	23	20
Maintenance	28	27

Total	100%	100%

Sales of tire road hazard warranties are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.” Revenue from the sale of these agreements is recognized on a straight-line basis over the contract period or other method where costs are not incurred ratably.

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

Certain leases have been capitalized and are classified on the balance sheet as fixed assets. These assets are being amortized on a straight-line basis over their estimated lives, which coincide with the terms of the leases (See Note 4).

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

The value of intangibles, such as customer lists and trade names, is determined during the initial purchase accounting for acquisitions via the use of experts, or by the Company applying similar methodologies on smaller acquisitions. The Company analyzes goodwill and other intangible assets for impairment on an annual basis as well as when events and circumstances indicate that an impairment may have occurred. Certain factors that may occur and indicate that an impairment exists include, but are not limited to, operating results that are lower than expected and adverse industry or market economic trends. The impairment testing requires management to estimate the fair value of the assets or reporting unit and record an impairment loss for the excess of the carrying value over the fair value. The estimate of fair value of intangible assets is generally determined on the basis of discounted future cash flows supplemented by the market approach. In estimating the fair value, management must make assumptions and projections regarding such items as future cash flows, future revenues, future earnings and other factors. The assumptions used in the estimates of fair value are generally consistent with past performance and are also consistent with the projections and assumptions that are used in current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. If these estimates or their related assumptions change in the future, the Company may be required to record an impairment loss for these assets.

Warranty

The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. The warranty reserve and warranty expense related to all product warranties at and for the fiscal years ended March 2006, 2005 and 2004 were not material to the Company’s financial position or results of operations.

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

Income taxes

The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109. The liability method provides that deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax rates based on currently enacted rules and legislation and anticipated rates that will be in effect when the differences are expected to reverse.

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

Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS 123.

Effective March 24, 2006, the Board of Directors approved the accelerated vesting of all 220,000 stock options held by the Company’s employees. Except for the accelerated vesting, all other material terms and conditions of the previously granted awards remain unchanged.

The decision to accelerate the vesting of these stock options was made to reduce non-cash compensation expense that would otherwise have been recorded in future periods following the Company’s adoption of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payment,” which became effective for the Company on March 26, 2006. The accelerated vesting resulted in a one-time non-cash stock-based compensation charge of approximately $272,000, or $.02 per diluted share, in the fourth quarter of fiscal 2006. As a result of the vesting acceleration, the Company expects it will eliminate the recognition of approximately $900,000 to $1,000,000 of non-cash expense over the next four years, beginning March 26, 2006, with more than half of the expense reduction attributable to fiscal 2007.

Option awards granted subsequent to the Board’s action are not included in the acceleration and will vest equally over the service period established in the award, typically four years.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	Year Ended Fiscal March
	2006	2005	2004
	(Dollars in thousands,
	except per share data)

Net income, as reported	$22,666	$19,669	$16,540
Add: Total stock-based employee compensation expense recorded in accordance with APB 25, net of tax effect	272
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax effect	(1,489)	(1,059)	(794)

Pro forma net income	$21,449	$18,610	$15,746

Earnings per share:
Basic — as reported	$1.67	$1.50	$1.28

Basic — pro forma	$1.58	$1.42	$1.22

Diluted — as reported	$1.51	$1.35	$1.15

Diluted — pro forma	$1.42	$1.28	$1.09

The weighted average fair value of options granted during fiscal 2006, 2005 and 2004 was $5.15, $11.06 and $10.91, respectively. The fair values of the options granted were estimated on the date of their grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended Fiscal March
	2006	2005	2004

Risk free interest rate	4.14%	4.53%	3.86%
Expected life	6 years	9 years	9 years
Expected volatility	28.4%	28.7%	29.2%
Expected dividend yield	4.51%	0%	0%

Forfeitures are recognized as they occur.

Stock split effected in the form of stock dividend

On September 16, 2003, the Company’s Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend payable to shareholders of record on October 21, 2003.

Earnings per share

Earnings per share for all periods have been calculated in accordance with Statement of Financial Accounting Standards No. 128 (“SFAS 128”), “Earnings Per Share”. Basic earnings per share is calculated by dividing net income less preferred stock dividends by the weighted average number of shares of Common Stock outstanding during the year. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of Common Stock and equivalents outstanding during the year. Common Stock equivalents represent shares issuable upon assumed exercise of stock options and stock purchase warrants. (See Note 10.)

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

Prepaid advertising at fiscal year end March 2006 and 2005, and advertising expense for the fiscal years ended March 2006, 2005 and 2004, were not material to these financial statements.

Vendor Rebates and Cooperative Advertising Credits

In accordance with Emerging Issues Task Force Issue No. 02-16 (“EITF 02-16”), “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor”, for vendor agreements entered into or modified after December 31, 2002, the Company accounts for vendor rebates and cooperative advertising credits as a reduction of the cost of products purchased, except where the rebate or credit is a reimbursement of costs incurred to sell the vendor’s product, in which case it is offset against the costs incurred. Vendor rebates and credits associated with vendor agreements entered into prior to December 31, 2002 are recognized as cooperative advertising income as earned and are classified as a reduction of selling, general and administrative expenses.

Pension Expense

The Company reports all information on its pension plan benefits in accordance with Statement of Financial Accounting Standards No. 132 (“SFAS 132”), “Employers’ Disclosure about Pensions and Other Postretirement Benefits (revised 2003)”.

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

Recent accounting pronouncements

In December 2004, the FASB issued SFAS 123R, which requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards on the grant date (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period (usually the vesting period). SFAS 123R is effective for public entities as of the beginning of the first annual reporting period that begins after June 15, 2005 (the Company’s fiscal year 2007). The Company discloses the pro forma impact of expensing stock options in accordance with SFAS 123, as originally issued, in Note 1 to the consolidated financial statements.

The Company intends to adopt SFAS 123R beginning with the first quarter of fiscal 2007 using the “modified prospective” method under which compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. In

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the fourth quarter of fiscal 2006, the Board of Directors approved the accelerated vesting of all unvested stock options previously awarded to employees. As a result, the pro forma impact to net income and net income per share under SFAS 123’s fair value method of accounting as reflected in Note 1 to the consolidated financial statements is not indicative of future annual expense to be recognized under SFAS 123R. To the extent that the Company grants stock options in the future, the associated expense for these awards under the provisions of SFAS 123R may have a material impact on the Company’s consolidated financial statements. Based upon anticipated levels of share-based awards, the Company estimates this impact to be approximately $.3 million or $.02 per diluted share for fiscal 2007. See Notes 1 and 9 to the consolidated financial statements for further information on the Company’s stock-based compensation plans.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS 151”), “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) by requiring these items to be recognized as current-period charges. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted. The Company does not believe the adoption of SFAS 151 will have a material impact on its financial statements. In March 2005, the FASB issued FASB Interpretation No. 47, (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations”. FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. In addition, FIN 47 clarifies when a company would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.

The Company adopted FIN 47 during the fourth quarter of fiscal 2006. FIN 47 requires that conditional asset retirement obligations, legal obligations to perform an asset retirement activity in which the timing and/ (or) method of settlement are conditional on a future event, be reported, along with associated capitalized asset retirement costs, at their fair values. Upon initial application, FIN 47 requires recognition of (1) a liability, adjusted for cumulative accretion from the date the obligation was incurred until the date of adoption of FIN 47, for existing asset retirement obligations; (2) an asset retirement cost capitalized as an increase to the carrying amount of the associated long-lived asset; and (3) accumulated depreciation on the capitalized asset retirement cost. The adoption of FIN 47 was not material to the Company’s financial statements.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments” (an amendment of FASB Statements No. 133 and 140). This Statement permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006 (fiscal year 2008 for the Company). Additionally, the fair value may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under previous accounting guidance prior to the adoption of this Statement. The Company does not believe the adoption of SFAS 155 will have a material impact on the financial statements.

NOTE 2 — ACQUISITIONS

Subsequent Event

On April 29, 2006, the Company acquired substantially all of the assets of ProCare Automotive Service Solutions LLC (“ProCare”) for $14.7 million in cash. The Company acquired 75 ProCare locations that offer automotive maintenance and repair services. The stores are located in eight metropolitan areas throughout Ohio and Pennsylvania. The Company will convert 31 of the acquired ProCare stores to tire stores which will operate under the Mr. Tire brand. The remaining stores will operate as service stores under the Monro brand.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal 2006

On November 1, 2005, the Company acquired a 13 percent stake in R&S Parts and Service, Inc. (“R&S”), a privately owned automotive aftermarket parts and service chain, for $2.0 million from GDJ Retail LLC. As part of the transaction, the Company also funded R&S $5.0 million under a secured subordinated debt agreement that has a five-year term and carries an 8 percent interest rate. The Company is accounting for this investment on the cost method. At March 25, 2006, the Company’s investment is recorded within Other non-current assets on the Balance Sheet.

R&S operates 100 retail stores under the name of Strauss Discount Auto (“Strauss”) that provide automotive parts and accessories, 69 of which also have service bays that offer a full range of aftermarket services. The stores generated approximately $170 million in annual sales in their fiscal year ended December 2005, and are located throughout New York, New Jersey and Philadelphia. The Company also has the option to purchase the remaining 87 percent stake in Strauss on or before September 30, 2006, for an additional $12.0 million in cash and $1.0 million of Monro stock.

Fiscal 2005

Rice Tire and Henderson Holdings

Effective October 17, 2004, the Company acquired five retail tire and automotive repair stores located in and around Frederick, Maryland from Donald B. Rice Tire Co., Inc. (the “Rice Tire Acquisition”) and on March 6, 2005, the Company acquired 10 retail tire and automotive repair stores located in southern Maryland from Henderson Holdings, Inc. (the “Henderson Acquisition”). These stores produce approximately $19 million in sales annually. The Company operates 14 of these retail locations under the Mr. Tire brand name and one under the Tread Quarters brand name. The Company purchased all of the operating assets of these stores, including fixed assets and certain inventory, and assumed certain liabilities, including obligations pursuant to the real property leases for certain of the retail store locations. The total purchase price of these stores was approximately $11.6 million which was funded through $5.1 million in cash and the assumption of liabilities and the issuance of 240,206 shares of the Company’s common stock, which was valued at $6.5 million. In addition, the Company recorded buildings and capital lease obligations in the amount of approximately $6.2 million in connection with new leases with the seller of Henderson Holdings for nine of the properties acquired, and $.9 million in connection with a Rice Tire lease. The results of operation of these stores are included in the Company’s income statement from their respective dates of acquisition.

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

	Year Ended Fiscal
	March
	2004	2003
	(Dollars in thousands,
	except for per share amounts)

Sales	$325,000	$302,000
Net income	$7,048	$13,651
Earnings per share
Basic	$1.32	$1.07
Diluted	$1.18	$.97

The strike price of the warrant shares of $22.33 per share exceeded the Company’s average stock price in fiscal 2003 and 2004. Accordingly, the related shares were excluded from weighted average shares used to compute pro forma earnings per share. The warrants were exercised prior to their expiration on March 1, 2006.

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

As a result of this Lease Buyout, land and buildings, at their fair value of approximately $27.5 million, including acquisition costs, were reflected on the Company’s balance sheet. Additionally, long-term debt of $26.6 million was also reflected.

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

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 — OTHER CURRENT ASSETS

The composition of other current assets is as follows:

	Year Ended Fiscal March
	2006	2005

Prepaid pension asset	$4,885	$4,880
Other receivables	971	435
Vendor rebates receivables	2,771	4,230
Prepaid real estate taxes	1,452	1,393
Prepaid rent	71	926
Debtor-in-possession financing due from ProCare	905	—
Other	2,452	2,054

	$13,507	$13,918

NOTE 4 — PROPERTY, PLANT AND EQUIPMENT

The major classifications of property, plant and equipment are as follows:

	March 25, 2006			March 26, 2005
		Assets			Assets
		Under			Under
	Assets	Capital		Assets	Capital
	Owned	Lease	Total	Owned	Lease	Total
	(Dollars in thousands)

Land	$40,542		$40,542	$40,900		$40,900
Buildings and improvements	122,541	$13,450	135,991	120,060	$10,682	130,742
Equipment, signage and fixtures	102,252		102,252	95,744		95,744
Vehicles	11,181	80	11,261	11,085	165	11,250
Construction-in-progress	1,743		1,743	925		925

	278,259	13,530	291,789	268,714	10,847	279,561
Less — Accumulated depreciation and amortization	124,583	3,581	128,164	112,110	3,142	115,252

	$153,676	$9,949	$163,625	$156,604	$7,705	$164,309

Capitalized interest costs aggregated $36,000 in fiscal 2006 and $13,000 in fiscal 2005.

Amortization expense recorded under capital leases totaled $868,000, $332,000, and $365,000 for the fiscal years ended March 2006, 2005 and 2004, respectively.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill during fiscal 2005 and 2006 were as follows:

(Dollars in thousands)

Balance at March 27, 2004	$27,447
Acquisition	7,961
Other adjustments	1,810

Balance at March 26, 2005	37,218
Other adjustments	548

Balance at March 25, 2006	$37,766

In fiscal 2005, approximately $7.8 million of the goodwill acquired relates to the Rice and Henderson Acquisitions (see Note 2) and the remainder to the purchase of a store unrelated to these acquisitions. The goodwill from the acquisitions completed in fiscal 2005 is deductible for income tax purposes.

The other goodwill adjustments recorded in fiscal 2006 resulted from the finalization of the valuation of tangible and intangible assets acquired, the impact of purchase price adjustments provided for in the related purchase agreements, and completion of purchase accounting procedures, related to the Henderson and Rice acquisitions.

The other goodwill adjustments recorded in fiscal 2005 relate to the adjustment of deferred tax and other accounts for acquisitions completed prior to fiscal 2005 and the elimination of the $400,000 intangible asset related to the Mr. Tire kiosk agreement recorded in fiscal 2004 in connection with the Mr. Tire Acquisition. These kiosk locations were closed in fiscal 2005.

The Company performed its required annual impairment test of goodwill during the third quarter of fiscal 2006. No impairment loss resulted from that annual impairment test.

Other intangible assets and other non-current assets consist of the following at March 2006 and 2005:

	March 25, 2006		March 26, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(Dollars in thousands)

Customer list	$3,611	$424	$3,611	$183
Trade name	2,260	1,586	2,260	966
Other intangible assets	436	273	420	205

Total intangible assets	6,307	2,283	6,291	1,354

Barter Receivable	4,550
Note Receivable from R&S	5,000
Investment in R&S	2,000
Other non-current assets	2,322		1,002

Total non-current assets	13,872		1,002

Total other intangible assets and non-current assets	$20,179	$2,283	$7,293	$1,354

The Company’s intangible assets are being amortized over their estimated useful lives. The weighted average useful lives of the Company’s intangible assets are 15 years for customer list, four years for trade names and eight years for other intangible assets.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization of intangible assets during fiscal 2006 and 2005 totaled $925,000 and $761,000, respectively.

Substantially all intangible assets are tax deductible, except for the amortization of the Tread Quarters trade name ($1 million assigned value).

Estimated future amortization of intangible assets is as follows:

Year Ending Fiscal March,	(Dollars in thousands)

2007	$897
2008	386
2009	246
2010	243
2011	243
Thereafter	2,009

$4,024

NOTE 6 — LONG-TERM DEBT

Long-term debt consists of the following:

	March 25,	March 26,
	2006	2005
	(Dollars in thousands)

Revolving Credit Facility, LIBOR-based(a)	$34,500	$19,374
Revolving Credit Loan, LIBOR-based(a)	—	26,558
Mortgage Note Payable, LIBOR plus .8%, secured by warehouse and office building, due in installments through 2006(a)	—	1,569
Mortgage Note Payable, non-interest bearing, secured by warehouse and office land, due in one installment in 2015	660	660
Obligations under capital leases at various interest rates, secured by store properties and certain equipment, due in installments through 2023	11,656	9,153
Note payable, 7.75%, partially secured by store equipment, due in installments through 2008	36	52

	46,852	57,366
Less — Current portion	525	1,928

	$46,327	$55,438

(a)	The prime rate at March 25, 2006 was 7.5%. The London Interbank Offered Rate (LIBOR) at March 25, 2006 was 4.82%.

In March 2003, the Company renewed its existing credit facility agreement. The amended financing arrangement consisted of an $83.4 million Revolving Credit facility and a non-amortizing credit loan (formerly synthetic lease financing) totaling $26.6 million.

In July 2005, the Company amended its existing credit terms by entering into a five-year, $125 million Revolving Credit Facility agreement (the “Credit Facility”) with five banks in the lending syndicate that provided the Company’s prior financing arrangement. Interest only is payable monthly throughout the Credit Facility’s term. The Credit Facility increases the Company’s current borrowing capacity by $15 million to $125 million and includes a provision allowing the Company to expand the amount of the overall facility to $160 million, subject to existing or new lender(s) commitments at that time. The terms of the Credit Facility immediately reduced the spread

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company pays on LIBOR-based borrowings by 50 basis points and permit the payment of cash dividends not to exceed 25% of the preceding year’s net income. Additionally, the amended Credit Facility is not secured by the Company’s real property, although the Company has entered into an agreement not to encumber its real property, with certain permissible exceptions. Other terms of the Credit Facility are generally consistent with the Company’s prior financing agreement.

Within the aforementioned $125 million Revolving Credit facility, the Company has available a sub-facility of $20 million for the purpose of issuing standby letters of credit. The line requires fees aggregating .63% annually of the face amount of each standby letter of credit, payable quarterly in arrears. There were $11 million in outstanding letters of credit under this line at March 25, 2006.

In addition, the Company has financed certain store properties and vehicles with capital leases, which amount to $11.7 million and are due in installments through 2023.

During fiscal 1995, the Company purchased 12.7 acres of land for $.7 million from the City of Rochester, New York, on which its office/warehouse facility is located. The City has provided financing for 100% of the cost of the land via a 20-year non-interest bearing mortgage, all due and payable in 2015.

To finance its office/warehouse building, the Company obtained permanent mortgage financing in fiscal 1996 consisting of a 10-year mortgage for $2.9 million and an eight-year term loan in the amount of $.7 million. In October 2005, the Company paid the remaining $1.5 million outstanding on the mortgage for the headquarters office/warehouse building.

Certain of the Company’s long-term debt agreements require, among other things, the maintenance of specified interest and rent coverage ratios and amounts of net worth. They also contain restrictions on dividend payments. The Company is in compliance with these requirements at March 25, 2006. These agreements permit mortgages and specific lease financing arrangements with other parties with certain limitations.

From time to time, the Company enters into interest rate hedge agreements, which involve the exchange of fixed and floating rate interest payments periodically over the life of the agreement without the exchange of the underlying principal amounts. The differential to be paid or received is accrued as interest rates change and is recognized over the life of the agreements as an offsetting adjustment to interest expense. Currently the Company has no hedge agreements. The most recent hedge agreement expired in October 2005.

Aggregate debt maturities over the next five years and thereafter are as follows:

	Capital Leases
	Aggregate	Imputed	All Other
Year Ending Fiscal March	Amount	Interest	Debt	Total
	(Dollars in thousands)

2007	$2,175	$(1,668)	$18	$525
2008	2,213	(1,577)	18	654
2009	2,183	(1,463)		720
2010	2,138	(1,324)		814
2011	1,872	(1,169)	34,500	35,203
Thereafter	15,501	(7,225)	660	8,936

Total				$46,852

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 — FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments consist of the following:

	March 25, 2006			March 26, 2005
	Notional	Carrying	Fair	Notional	Carrying	Fair
	Amount	Amount	Value	Amount	Amount	Value
	(Dollars in thousands)

Liabilities
Long-term debt, including current portion and excluding capital leases		$35,196	$34,921		$48,213	$47,932
Derivative Instruments
Interest rate swap agreement(a)				$1,524	$(28)	$(28)

(a)	This agreement is intended to manage exposure to interest rate risks associated with long-term debt.

The fair value of cash and cash equivalents, accounts receivable and accounts payable approximated book value at March 25, 2006 and March 26, 2005 because their maturity is generally less than one year in duration. The fair value of long-term debt was estimated based on discounted cash flow analyses using either quoted market prices for the same or similar issues, or the current interest rates offered to the Company for debt with similar maturities.

Fair values for derivative financial instruments were estimated in 2005, based on market rates or quotes from brokers, which represented the amounts that the Company would receive or pay if the instruments were terminated at March 26, 2005. These fair values indicated that the termination of interest rate swaps would have resulted in a $28,000 loss as of March 26, 2005.

NOTE 8 — INCOME TAXES

The components of the provision for income taxes are as follows:

	Year Ended Fiscal March
	2006	2005	2004
	(Dollars in thousands)

Currently payable —
Federal	$13,754	$9,076	$7,180
State	1,192	937	644

	14,946	10,013	7,824

Deferred —
Federal	(695)	1,414	1,830
State	(111)	306	482

	(806)	1,720	2,312

Total	$14,140	$11,733	$10,136

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax (liabilities) assets consist of the following:

	March 25,	March 26,	March 27,
	2006	2005	2004
	(Dollars in thousands)

Property and equipment	$(4,183)	$(5,835)	$(5,822)
Pension	(1,924)	(1,969)	(634)
Goodwill	(1,036)	(251)
Prepaid expenses	(731)	(684)	(711)
Other	(104)	(362)	(397)

Gross deferred tax liabilities	(7,978)	(9,101)	(7,564)

Deferred rent	2,961	3,122	2,648
Warranty and other reserves	1,560	2,253	3,426
Insurance reserves	1,480	1,576	1,150
Stock options	932	932	923
Goodwill			1,169
Other	2,102	1,480	1,320

Gross deferred tax assets	9,035	9,363	10,636

Net deferred tax asset	$1,057	$262	$3,072

The Company has $.7 million of state net operating loss carryforwards available as of March 25, 2006. The carryforwards expire in varying amounts from 2007 through 2022.

The Company believes it is more likely than not that future tax benefits will be realized as a result of current and future income. Accordingly, it has not provided a valuation allowance against its deferred tax assets.

A reconciliation between the U.S. Federal statutory tax rate and the effective tax rate reflected in the accompanying financial statements is as follows:

	Year Ended Fiscal March
	2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Federal income tax based on statutory tax rate applied to income before taxes	$12,882	35.0	$10,991	35.0	$9,336	35.0
State income tax, net of federal income tax benefit	703	1.9	804	2.6	705	2.6
Other	555	1.5	(62)	(.2)	95	.4

	$14,140	38.4	$11,733	37.4	$10,136	38.0

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 — CONVERTIBLE PREFERRED STOCK AND COMMON STOCK

A summary of the changes in the number of shares of Class C preferred stock and common stock is as follows:

		Class C
		Convertible
	Common	Preferred	Treasury
	Stock Shares	Stock Shares	Stock
	Issued	Issued	Shares

Balance at March 29, 2003	8,785,860	65,000	216,800
Shares issued in connection with three-for-two stock split	4,433,151		108,400
Stock options exercised	96,242

Balance at March 27, 2004	13,315,253	65,000	325,200
Shares issued in connection with Henderson Acquisition	240,206
Stock options exercised	146,996

Balance at March 26, 2005	13,702,455	65,000	325,200
Shares issued in connection with warrants exercised	100,000
Stock options exercised	174,175
Purchase of treasury shares			6,428

Balance at March 25, 2006	13,976,630	65,000	331,628

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

In connection with the March 2005 Henderson Acquisition, the Company issued 240,206 shares of Common Stock to the seller. (See Note 2).

Holders of at least 60% of the Class C preferred stock must approve any action authorized by the holders of common stock. In addition, there are certain restrictions on the transferability of shares of Class C preferred stock. In the event of a liquidation, dissolution or winding-up of the Company, the holders of the Class C preferred stock would be entitled to receive $1.50 per share out of the assets of the Company before any amount would be paid to holders of common stock. The conversion value of the Class C convertible preferred stock is $.144 per share at March 25, 2006.

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

In May 2003, the Board of Directors authorized an additional 300,000 shares (as retroactively adjusted for the stock split) for issuance under the 1998 Plan, which was approved by shareholders in August 2003. In June 2005, the Compensation Committee of the Board of Directors (the “Compensation Committee”) authorized an additional 360,000 shares, which were approved by shareholders in August 2005.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Generally, options vest within the first five years of their term, and have duration of ten years. See Note 1 for a discussion of the fiscal 2006 acceleration of vesting of all unvested stock options. Outstanding options are exercisable for various periods through January 2016.

A summary of changes in outstanding stock options (as retroactively adjusted for stock dividends and the stock split) is as follows:

	Weighted Average			Available
	Exercise Price	Outstanding	Exercisable	For Grant

At March 29, 2003	$7.55	1,356,923	1,029,731	252,480
Authorized				300,000
Granted	$15.64	173,363		(173,363)
Became exercisable			107,759
Exercised	$8.84	(122,800)	(122,800)
Canceled	$12.38	(35,128)	(2,711)	35,087

At March 27, 2004	$8.32	1,372,358	1,011,979	414,204
Granted	$23.67	108,213		(108,213)
Became exercisable			133,421
Exercised	$9.43	(92,288)	(92,288)
Canceled	$15.42	(38,863)	(4,889)	38,758

At March 26, 2005	$9.26	1,349,420	1,048,223	344,749
Authorized				360,000
Granted	$26.09	305,400		(305,400)
Became exercisable			576,133
Exercised	$10.67	(135,762)	(135,762)
Canceled	$18.25	(39,983)	(9,519)	39,913

At March 25, 2006	$12.37	1,479,075	1,479,075	439,262

The following table summarizes information about fixed stock options outstanding at March 25, 2006:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Shares	Remaining	Exercise	Shares	Exercise
Exercise Prices	Under Option	Life	Price	Under Option	Price

$ 5.21 - $ 7.00	700,175	2.78	5.25	700,175	5.25
$ 7.01 - $15.00	383,960	6.00	11.95	383,960	11.95
$15.01 - $25.00	98,146	8.07	23.35	98,146	23.35
$25.01 - $33.93	296,794	9.15	26.08	296,794	26.08

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

In June 2005, the Compensation Committee authorized an additional 50,000 shares, which were approved by shareholders in August 2005.

A summary of changes in these stock options is as follows:

				Available
	Option Price			for
	Per Share	Outstanding	Exercisable	Grant

At March 29, 2003	$8.93	241,589	241,589	22,096
Authorized				90,000
Exercised	$9.75	(13,676)	(13,676)
Granted	$20.19	31,910	31,910	(31,910)

At March 27, 2004	$10.27	259,823	259,823	80,186
Authorized
Exercised	$8.83	(54,700)	(54,700)
Granted	$22.86	31,913	31,913	(31,913)

At March 26, 2005	$12.30	237,036	237,036	48,273
Authorized				50,000
Exercised	$12.27	(35,178)	(35,178)
Granted	$28.14	31,913	31,913	(31,913)

At March 25, 2006	$14.47	233,771	233,771	66,360

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 — EARNINGS PER COMMON SHARE

The following is a reconciliation of basic and diluted earnings per common share for the respective years:

	Year Ended Fiscal March
	2006	2005	2004
	(Amounts in thousands,
	except per share data)

Numerator for earnings per common share calculation:
Net Income	$22,666	$19,669	$16,540
Less: Preferred stock dividends	(102)	—	—

Income available to common stockholders	$22,564	$19,669	$16,540

Denominator for earnings per common share calculation:
Weighted average common shares, basic	13,531	13,102	12,954
Effect of dilutive securities:
Preferred stock	676	676	676
Stock options and warrants	815	784	770

Weighted average common shares, diluted	15,022	14,562	14,400

Basic earnings per common share:	$1.67	$1.50	$1.28

Diluted earnings per common share:	$1.51	$1.35	$1.15

The computation of diluted earnings per common share for fiscal years 2006, 2005 and 2004 excludes the effect of assumed exercise of approximately 2,000, 56,000, and 108,000, respectively, of stock options and warrants, as the exercise price of these options and warrants was greater than the average market value of the Company’s Common Stock for those periods, resulting in an anti-dilutive effect on diluted earnings per share.

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

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum payments required under noncancellable leases are as follows:

		Less –
		Sublease
Year Ending Fiscal March	Leases	Income	Net
	(Dollars in thousands)

2007	$19,124	$(722)	$18,402
2008	17,244	(622)	16,622
2009	14,076	(488)	13,588
2010	10,879	(288)	10,591
2011	6,561	(138)	6,423
Thereafter	13,572	(463)	13,109

Total	$81,456	$(2,721)	$78,735

Rent expense under operating leases, net of sublease income, totaled $18,505,000, $18,514,000, and $16,905,000 in fiscal 2006, 2005 and 2004, respectively, including contingent rentals of $323,000, $316,000, and $277,000 in each respective fiscal year. Sublease income totaled $367,000, $311,000, and $339,000, respectively, in fiscal 2006, 2005 and 2004. As described in Note 2, rent expense is lower in fiscal 2004 primarily due to the June 2003 buyout of properties under the Company’s former synthetic lease agreement. In fiscal 2005, the addition of the recently acquired Mr. Tire, Rice and Henderson stores contributed to the increased rent expense.

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

The Company amended its employment agreement (the “CEO Agreement”) in May 2005 with Robert G. Gross, its President and Chief Executive Officer. The CEO Agreement, which provides for a base salary plus a bonus, subject to the discretion of the Compensation Committee, has a term ending December 31, 2007. The CEO Agreement also provided for a special retention bonus of $250,000 payable annually which began on January 1, 2003 and ended in 2006. The CEO Agreement includes a covenant against competition with the Company for two years after termination. The CEO Agreement provides the executive with a minimum of one year’s salary and certain additional rights in the event of a termination without cause (as defined therein), or a termination in the event of change in control (as defined therein).

The Company amended its employment agreement effective May 19, 2005, with Catherine D’Amico, its Executive Vice President and Chief Financial Officer, and, in July 2005, entered into an employment agreement with Joseph Tomarchio Jr., its President of the Tire Group, effective May 19, 2005. The agreements each provide a base salary to be reviewed annually, plus a bonus, based upon the Company’s achievement of performance targets set by the Compensation Committee. Ms. D’Amico’s and Mr. Tomarchio’s agreements both expire on June 30, 2008. The agreements include a covenant against competition with the Company for up to two years after termination. The agreements provide Ms. D’Amico and Mr. Tomarchio with a minimum of one year’s salary and certain additional rights in the event of a termination without cause (as defined therein), or a termination in the event of a change in control (as defined therein).

NOTE 12 — EMPLOYEE RETIREMENT AND PROFIT SHARING PLANS

The Company sponsors a noncontributory defined benefit pension plan for Monro employees and the former Kimmel Automotive, Inc. employees. In fiscal 2005, the previously separate Monro and Kimmel pension plans were merged. The plan provides benefits to certain full-time employees who were employed with Monro and with Kimmel prior to April 2, 1998 and May 15, 2001, respectively. Effective as of those dates, each company’s Board of

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Directors approved plan amendments whereby the benefits of each of the defined benefit plans would be frozen and the plans would be closed to new participants. Prior to these amendments, coverage under the plans began after employees completed one year of service and attainment of age 21. Benefits under both plans, and now the merged plans, are based primarily on years of service and employees’ pay near retirement. The funding policy for the Company’s merged plan is consistent with the funding requirements of Federal law and regulations. The measurement date used to determine the pension plan measurements disclosed herein is March 31 for both 2006 and 2005.

The funded status of each plan is set forth below:

	Year Ended
	Fiscal March
	2006	2005

Change in Plan Assets:
Fair value of plan assets at beginning of year	$12,824	$10,342
Actual return on plan assets	1,403	490
Employer contribution	97	2,650
Actuarial loss		(105)
Benefits paid	(641)	(553)

Fair value of plan assets at end of year	13,683	12,824

Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	12,421	10,636
Interest cost	702	630
Actuarial loss	217	1,708
Benefits paid	(641)	(553)

Benefit obligation at end of year	12,699	12,421

Funded status of plan	984	403
Unrecognized net loss	3,901	4,477

Pension asset at year end	$4,885	$4,880

The projected and accumulated benefit obligations were equivalent at March 31, 2006 and March 31, 2005.

Pension cost included the following components:

	Year Ended
	Fiscal March
	2006	2005

Interest cost on projected benefit obligation	$702	$630
Expected return on plan assets	(994)	(814)
Amortization of unrecognized actuarial loss	383	233

Net pension cost	$91	$49

The decrease in the additional minimum liability, before income tax effect, included in accumulated other comprehensive income is $545 for fiscal 2005.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average assumptions used to determine benefit obligations are as follows:

	Year Ended
	Fiscal March
	2006	2005

Discount rate	5.75%	5.75%
Expected long-term return on assets	8.00%	8.00%

The weighted-average assumptions used to determine net periodic pension costs are as follows:

	Year Ended
	Fiscal March
	2006	2005

Discount rate	5.75%	5.75%
Expected long-term return on assets	8.00%	8.00%

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

The Company’s weighted average asset allocations, by asset category, are as follows:

	Year Ended
	Fiscal March
	2006	2005

Cash and cash equivalents	5.4%	3.9%
Fixed income	47.4%	72.1%
Equity securities	47.2%	24.0%

Total	100.0%	100.0%

There are no required contributions in fiscal 2007 to the plan.

The Company expects the plans will pay benefits in the amount of approximately $500,000 for each of the next five fiscal years, and approximately $2,900,000 in aggregate for the five fiscal years thereafter.

The Company has a 401(K)/Profit Sharing Plan that covers full-time employees who meet the age and service requirements of the plan. The 401(K) salary deferral option was added to the plan during fiscal 2000. The first employee deferral occurred in March 2000. The Company makes matching contributions consistent with the provisions of the plan. The Company’s matching contributions for fiscal 2006, 2005, and 2004 amounted to approximately $592,000, $551,000, and $480,000, respectively. The Company may also make annual profit sharing contributions to the plan at the discretion of the Compensation Committee.

The Company has a deferred compensation plan (the “Deferred Compensation Plan”) to provide an opportunity for additional tax-deferred savings to a select group of management or highly compensated employees. The Deferred Compensation Plan permits participants to defer all or any portion of the compensation that would otherwise be payable to them for the calendar year. In addition, the Company will credit to the participants’ accounts such amounts as would have been contributed to the Company’s 401(K)/Profit Sharing Plan but for the limitations that are imposed under the Internal Revenue Code based upon the participants’ status as highly

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensated employees. The Company may also make such additional discretionary allocations as are determined by the Compensation Committee. No amounts credited under the Deferred Compensation Plan are funded and the Company maintains accounts to reflect the amounts owed to each participant. At least annually, the accounts are credited with earnings or losses calculated on the basis of an interest rate or other formula as determined by the Compensation Committee. The total liability recorded in the Company’s financial statements at March 25, 2006 related to the Deferred Compensation Plan was $318,000.

The Company’s management bonus plan provides for the payment of annual cash bonus awards to participating employees, as selected by the Board of Directors, based primarily on the Company’s attaining pre-tax income targets established by the Board of Directors. Charges to expense applicable to the management bonus plan totaled $1,167,000, $352,000, and $1,246,000 for the fiscal years ended March 2006, 2005, and 2004, respectively.

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

The Company is currently a party to leases for certain facilities where the lessor is an officer of the Company, and in previous years, from (a) officers and directors of the Company, (b) partnerships in which such persons had interests or (c) trusts of which members of their families were beneficiaries. Payments under such operating and capital leases amounted to $573,000, $2,190,000 and $1,694,000 for the fiscal years ended March 2006, 2005 and 2004, respectively. The increase in payments under related party leases in fiscal 2005 was related to the six new leases assumed in March 2004 in connection with the Mr. Tire Acquisition. Amounts payable under these lease agreements totaled $40,000 at March 26, 2005. No amounts were payable at March 25, 2006. No related party leases, other than the six assumed as part of the Mr. Tire Acquisition in March 2004, have been entered into, and no new leases are contemplated.

The Company has a management agreement with an investment banking firm associated with a principal shareholder/director of the Company to provide financial advice. The agreement provides for an annual fee of $300,000 (the fee was increased effective July 2003, such increase having been approved by the Compensation Committee), plus reimbursement of out-of-pocket expenses. During fiscal 2006, 2005 and 2004, the Company incurred fees of $300,000, $300,000, and $265,000, respectively, under this agreement. In addition, this investment banking firm, from time to time, provides additional investment banking services to the Company for customary fees. Approximately half of all payments made to the investment banking firm under the management agreement are paid to another principal shareholder/director of the Company.

NOTE 14 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following transactions represent non-cash investing and financing activities during the periods indicated:

Year ended March 25, 2006

In connection with the disposal of assets, the Company reduced both fixed assets and other long-term liabilities by $147,000.

In connection with the recording of capital leases, the Company increased fixed assets by $3,068,000 and increased long-term debt by $3,068,000.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the twelve months ended March 25, 2006 the Company recorded purchase accounting adjustments for the Rice Tire acquisition that increased goodwill by $506,000 and reduced fixed assets by $506,000.

In connection with recording the value of the Company’s interest rate swap contracts, other comprehensive income increased by $17,000, other long-term liabilities decreased by $28,000 and the deferred income tax liability was increased by $11,000.

In connection with the accounting for income tax benefits related to the exercise of stock options, the Company reduced current liabilities and increased paid-in capital by $711,000.

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

In connection with the accounting for income tax benefits related to the exercise of stock options, the Company decreased current liabilities and increased additional paid-in capital by $644,000.

During the twelve months ended March 2005, the Company recorded purchase accounting adjustments for the Mr. Tire acquisition that increased goodwill by $836,000 and reduced deferred income tax assets and other acquired intangible assets by the same amount.

In connection with the Rice and Henderson Acquisitions (Note 2), liabilities were assumed as follows:

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

In connection with the forgiveness of a loan to the Company’s Chief Executive Officer, the Company recognized $78,000 of compensation expense and decreased the note receivable from shareholder by the same amount.

In connection with the acquisition of Brazos Automotive Properties, L.P., the Company paid $947,000 (Note 2), as follows:

Fair value of assets acquired	$27,506,000
Cash paid, net of cash acquired	(947,000)

Liabilities assumed	$26,559,000

In connection with the acquisition of Mr. Tire (Note 2), liabilities were assumed as follows:

Fair value of assets acquired	$28,527,000
Cash paid, net of cash acquired	(25,506,000)
Value of stock purchase warrants issued	(390,000)

Liabilities assumed	$2,631,000

Interest and Income Taxes paid

	Year Ended Fiscal March
	2006	2005	2004
	(Dollars in thousands)

Cash paid during the year:
Interest, net	$3,373	$2,265	$1,974
Income taxes	$12,977	$10,375	$8,369

NOTE 15 — LITIGATION

The Company and its subsidiaries are involved in legal proceedings, claims and litigation arising in the ordinary course of business. In management’s opinion, the outcome of such current legal proceedings is not expected to have a material effect on future operating results or on the Company’s consolidated financial position.

NOTE 16 — CASH DIVIDEND

In May 2005, October 2005 and January 2006, the Company’s Board of Directors declared a regular quarterly cash dividend of $.05 per common share or common share equivalent to be paid to shareholders. The dividend amounted to $102,000 for preferred shareholders and $2,035,000 for common shareholders. The declaration of and any determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, capital requirements, compliance with charter and contractual restrictions, and such other factors as the Board of Directors deems relevant.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17 — SUBSEQUENT EVENTS

In May 2006, the Company’s Board of Directors declared a regular quarterly cash dividend of $.07 per common share or common share equivalent to be paid to shareholders of record on July 18, 2006. The dividend will be paid on July 28, 2006.

See Note 2 for a discussion of the ProCare acquisition which closed on April 29, 2006.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth consolidated statement of income data by quarter for the fiscal years ended March 2006 and 2005. Individual line items summed by quarters may not agree to the annual amounts reported due to rounding.(b)

	Fiscal Quarter Ended
	June	Sept.	Dec.	March
	2005	2005	2005	2006
	(Amounts in thousands, except per share data)

Sales	$94,625	$95,641	$90,188	$88,273
Cost of sales	53,922	55,897	55,300	55,796

Gross profit	40,703	39,744	34,888	32,477
Operating, selling, general and administrative expenses	26,901	26,777	27,463	26,888

Operating income	13,802	12,967	7,425	5,589
Interest expense, net	882	810	845	941
Other expense (income), net	425	(122)	30	(834)

Income before provision for income taxes	12,495	12,279	6,550	5,482
Provision for income taxes	4,748	4,666	2,489	2,237

Net income	$7,747	$7,613	$4,061	$3,245

Basic earnings per share	$.58	$.56	$.30	$.24

Diluted earnings per share(a)	$.52	$.51	$.27	$.21

Weighted average number of common shares used in computing earnings per share:
Basic	13,395	13,523	13,583	13,626
Diluted	14,866	14,986	15,038	15,135

	June	Sept.	Dec.	March
	2004	2004	2004	2005
	(Amounts in thousands, except per share data)

Sales	$87,347	$88,421	$80,522	$81,119
Cost of sales	50,322	51,545	48,898	49,852

Gross profit	37,025	36,876	31,624	31,267
Operating, selling, general and administrative expenses	25,283	25,571	25,371	26,153

Operating income	11,742	11,305	6,253	5,114
Interest expense, net	585	588	638	738
Other expense (income), net	121	171	(61)	232

Income before provision for income taxes	11,036	10,546	5,676	4,144
Provision for income taxes	4,194	4,008	2,157	1,374

Net income	$6,842	$6,538	$3,519	$2,770

Basic earnings per share	$.53	$.50	$.27	$.21

Diluted earnings per share(a)	$.47	$.45	$.24	$.19

Weighted average number of common shares used in computing earnings per share:
Basic	13,007	13,103	13,120	13,181
Diluted	14,520	14,515	14,554	14,663

(a)	Earnings per share for each period was computed by dividing net income by the weighted average number of shares of Common Stock and Common Stock Equivalents outstanding during the respective quarters.

(b)	There were no material, extraordinary, unusual or infrequently occurring items recognized in any quarter shown.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

In conjunction with the close of each fiscal quarter and under the supervision of the Chief Executive Officer and Chief Financial Officer, the Company conducts an evaluation of the effectiveness of the Company’s disclosure controls and procedures. It is the conclusion of the Company’s Chief Executive Officer and Chief Financial Officer, based upon an evaluation completed as of the end of the most recent fiscal quarter reported on herein, and subject to the limitations discussed below, that the Company’s disclosure controls and procedures were sufficiently effective in ensuring that any material information relating to the Company was recorded, processed, summarized and reported to its principal officers to allow timely decisions regarding required disclosures.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of March 25, 2006, the end of our fiscal year. Management has reviewed the results of its assessment with the Audit Committee of the Board of Directors. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 25, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 25, 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Information concerning the Company’s shares authorized for issuance under its equity compensation plans at March 25, 2006 and security ownership of certain beneficial owners and management is incorporated herein by reference to the sections captioned “Security Ownership of Principal Shareholders, Directors and Executive Officers” and “Equity Compensation Plan Information” in the Proxy Statement.

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
Robert G. Gross
President and Chief Executive Officer

Date: June 8, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of June 8, 2006.

Signature	Title

/s/ Catherine D’Amico Catherine D’Amico	Executive Vice President-Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ Richard A. Berenson* Richard A. Berenson	Director

/s/ Frederick M. Danziger* Frederick M. Danziger	Director

/s/ Donald Glickman* Donald Glickman	Director

/s/ Robert E. Mellor* Robert E. Mellor	Director

/s/ Peter J. Solomon* Peter J. Solomon	Director

/s/ Lionel B. Spiro* Lionel B. Spiro	Director

/s/ Francis R. Strawbridge* Francis R. Strawbridge	Director

*By	/s/ Robert G. Gross
Robert G. Gross
Chief Executive Officer,
Director and as Attorney-in-Fact

INDEX TO EXHIBITS

The following is a list of all exhibits filed herewith or incorporated by reference herein:

Exhibit No.		Document

2	.01*	Stock Purchase Agreement, dated June 27, 2003, between the Company and Brazos River Leasing, L.P. (August 2003 Form 8-K/A, Exhibit 2.1)

2	.02*	Agreement to Purchase Limited Partnership Interest, dated June 27, 2003, between the Company and Heller Financial, Inc. (August 2003 Form 8-K/A, Exhibit 2.2)

2	.03*	Asset Purchase Agreement, dated as of February 9, 2004, among the Company, Mr. Tire, Inc. and Atlantic Automotive Corp. (March 2004 Form 8-K, Exhibit 10.1)

2	.04*	First Amendment to Asset Purchase Agreement, dated as of March 1, 2004, among the Company, Mr. Tire, Inc. and Atlantic Automotive Corp. (March 2004 Form 8-K, Exhibit 10.02)

2	.05*	Second Amendment to Asset Purchase Agreement, dated as of April 13, 2004, among the Company, Mr. Tire, Inc. and Atlantic Automotive Corp. (2004 Form 10-K, Exhibit No. 2.05)

3	.01*	Restated Certificate of Incorporation of the Company, dated July 23, 1991, with Certificate of Amendment, dated November 1, 1991. (1992 Form 10-K, Exhibit No. 3.01)

3	.01a*	Certificate of Change of the Certificate of Incorporation of the Company, dated January 26, 1996. (August 2004 Form S-3, Exhibit 4.1(b))

3	.01b*	Certificate of Amendment to Restated Certificate of Incorporation, dated April 15, 2004. (August 2004 Form S-3, Exhibit No. 4.1(c))

3	.02*	Restated By-Laws of the Company, dated July 23, 1991. (Amendment No. 1, Exhibit No. 3.04)

10	.02*	1994 Non-Employee Directors’ Stock Option Plan. (March 2001 Form S-8, Exhibit No. 4.1)**

10	.02a*	Amendment, dated as of May 12, 1997, to the 1994 Non-Employee Directors’ Stock Option Plan. (March 2001 Form S-8, Exhibit No. 4.2)**

10	.02b*	Amendment, dated as of May 18, 1999, to the 1994 Non-Employee Directors’ Stock Option Plan. (March 2001 Form S-8, Exhibit No. 4.3)**

10	.02c*	Amendment, dated as of August 2, 1999, to the 1994 Non-Employee Directors’ Stock Option Plan. (2002 Form 10-K, Exhibit No. 10.02c)**

10	.02d*	Amendment, dated as of June 12, 2002, to the 1994 Non-Employee Directors’ Stock Option Plan. (2002 Form 10-K, Exhibit No. 10.02d)**

10	.03*	1989 Employees’ Incentive Stock Option Plan, as amended through December 23, 1992. (December 1992 Form S-8, Exhibit No. 4.3)**

10	.03a*	Amendment, dated as of January 25, 1994, to the 1989 Employees’ Incentive Stock Option Plan. (1994 Form 10-K, Exhibit No. 10.03a and March 2001 Form S-8, Exhibit No. 4.2)**

10	.03b*	Amendment, dated as of May 17, 1995, to the 1989 Employees’ Incentive Stock Option Plan. (1995 Form 10-K, Exhibit No. 10.03b and March 2001 Form S-8, Exhibit No. 4.3) **

10	.03c*	Amendment, dated as of May 12, 1997, to the 1989 Employees’ Incentive Stock Option Plan. (1997 Form 10-K, Exhibit No. 10.03c and March 2001 Form S-8, Exhibit No. 4.4)**

10	.03d*	Amendment, dated as of January 29, 1998, to the 1989 Employees’ Incentive Stock Option Plan. (1998 Form 10-K, Exhibit No. 10.03d)**

10	.04*	Retirement Plan of the Company, as amended and restated effective as of April 1, 1989. (September 1993 Form 10-Q, Exhibit No. 10)**

10	.04a*	Amendment, dated as of August 2, 1999, to the Retirement Plan of the Company, as amended and restated effective as of April 1, 1989. (June 2001 Form 10-Q, Exhibit No. 10.04a)**

10	.05*	Profit Sharing Plan, amended and restated as of April 1, 1993. (1995 Form 10-K, Exhibit No. 10.05) **

10	.05a*	Amendment, dated as of March 1, 2000, to the Profit Sharing Plan. (June 2001 Form S-8, Exhibit No. 4)**

10	.06*	Second Amended and Restated Employment Agreement, dated November 14, 2002, by and between the Company and Robert G. Gross. (2003 Form 10-K, Exhibit No. 10.06)**

10	.06a *	Amendment to Second Amended and Restated Employment Agreement, dated June 8, 2005. (June 2005 8-K, Exhibit No. 10.1)**

10	.07*	Employment Agreement, dated July 13, 2005 and effective May 19, 2005, by and between the Company and Joseph Tomarchio, Jr. (July 2005 Form 8-K, Exhibit No. 10.1)**

Exhibit No.		Document

10	.08*	1998 Employee Stock Option Plan, effective November 18, 1998. (December 1998 Form 10-Q, Exhibit No. 10.3 and March 2001 Form S-8, Exhibit No. 4)**

10	.08a*	Amendment, dated May 20, 2003, to the 1998 Employee Stock Option Plan. (2004 Form 10-K, Exhibit No. 10.08a)**

10	.08b*	Amendment, dated June 8, 2005, to the 1998 Employee Stock Option Plan. (April 2006 Form S-8 for the 1998 Plan, Exhibit No. 4.2)**

10	.09*	Kimmel Automotive, Inc. Pension Plan, as amended and restated effective January 1, 1989, adopted December 29, 1994. (2003 Form 10-K, Exhibit No. 10.09)**

10	.09a*	First amendment, dated January 1, 1989, to the Kimmel Automotive, Inc. Pension Plan. (2003 Form 10-K, Exhibit No. 10.09a)**

10	.09b*	Second amendment, dated January 1, 1989, to the Kimmel Automotive Pension Plan. (2003 Form 10-K, Exhibit No. 10.09b)**

10	.09c*	Third amendment, dated May 2001, to the Kimmel Automotive, Inc. Pension Plan. (2003 Form 10-K, Exhibit No. 10.09c)**

10	.10*	2003 Non-Employee Directors’ Stock Option Plan, effective August 5, 2003. (2004 Form 10-K, Exhibit No. 10.10)**

10	.10a*	Amendment, dated June 8, 2005, to the 2003 Non-Employee Directors’ Stock Option Plan. (April 2006 Form S-8 for the 2003 Plan, Exhibit No. 4.1)**

10	.11*	Credit Agreement, dated as of July 13, 2005, by and among the Company, Charter One Bank, N.A., as Administrative Agent, and certain lenders party thereto. (June 2005 Form 10-Q, Exhibit No. 10.1)

10	.12*	Security Agreement, dated as of July 13, 2005, by and among the Company, Monro Service Corporation, Monro Leasing, LLC and Charter One Bank, N.A., as Administrative Agent for the lenders party to the Credit Agreement. (June 2005 Form 10-Q, Exhibit No. 10.2)

10	.13*	Guaranty, dated as of July 13, 2005, of Monro Service Corporation. (June 2005 Form 10-Q, Exhibit No. 10.3)

10	.14*	Guaranty, dated as of July 13, 2005, of Monro Leasing, LLC. (June 2005 Form 10-Q, Exhibit 10.4)

10	.15*	Negative Pledge Agreement, dated as of July 13, 2005, by and among the Company, Monro Service Corporation, Monro Leasing, LLC and Charter One Bank, N.A., as Administrative Agent for the lenders party to the Credit Agreement. (June 2005 Form 10-Q, Exhibit No. 10.5)

10	.18*	Resale Restriction Agreement by and between the Company and each of its executive officers and certain senior-level managers, effective as of March 24, 2006. (March 2006 Form 8-K/A, Exhibit No. 10.1)

10	.62*	Mortgage Agreement, dated September 28, 1994, between the Company and the City of Rochester, New York. (1995 Form 10-K, Exhibit No. 10.60)

10	.63*	Lease Agreement, dated October 11, 1994, between the Company and the City of Rochester, New York. (1995 Form 10-K, Exhibit No. 10.61)

10	.66*	Amendment to Lease Agreement, dated September 19, 1995, between the Company and the County of Monroe Industrial Development Agency. (September 1995 Form 10-Q, Exhibit No. 10.00)

10	.68*	Amended and Restated Employment Agreement, dated February 6, 2006 and effective as of May 19, 2005, between the Company and Catherine D’Amico. (February 2006 Form 8-K, Exhibit No. 10.1)**

10	.70*	Purchase Agreement between Walker Manufacturing Company, a division of Tenneco Automotive, and the Company, dated as of June 29, 1999. (2000 Form 10-K, Exhibit No. 10.70)

10	.71*	Asset Purchase Agreement by and among Speedy Muffler King Inc., Bloor Automotive Inc., Speedy Car-X Inc., Speedy (U.S.A.) Inc., Speedy Holding Corp. and the Company, dated as of April 13, 1998. (April 1998 Form 8-K, Exhibit No. 10.1)

10	.71a*	Amendment No. 2 to the Asset Purchase Agreement by and among Speedy Muffler King Inc., Bloor Automotive Inc., Speedy Car-X Inc., Speedy (U.S.A.) Inc., Speedy Holding Corp. and the Company, dated August 31, 1998. (September 1998 Form 8-K, Exhibit No. 10.1)

10	.72*	Form of Agreement — “Purchase Agreement and Escrow Instructions” between Realty Income Corporation — buyer and the Company — seller, dated November 12, 1997. (1998 Form 10-K, Exhibit No. 10.70)

Exhibit No.		Document

10	.73*	“Purchase Agreement and Escrow Instructions” between Realty Income Corporation — buyer and the Company — seller, dated March 31, 1999. (1999 Form 10-K, Exhibit No. 10.73)

10	.73a*	Amendment to “Purchase Agreement and Escrow Instructions” between Realty Income Corporation — buyer and the Company — seller, dated May 6, 1999, with respect to Store Nos. 372 and 368. (1999 Form 10-K, Exhibit No. 10.73a)

10	.75*	Supply Agreement between the Company and The Valvoline Company, a division of Ashland Inc., effective November 1, 2002. (December 2002 Form 10-Q, Exhibit No. 10.79)

10	.75a*	Automotive Filter Sales Agreement between the Company and The Valvoline Company, a division of Ashland Inc., dated November 1, 2002. (December 2002 Form 10-Q, Exhibit No. 10.80)

10	.76*	Tenneco Automotive Ride Control Products Supply Agreement between Tenneco Automotive Operating Company Inc. and Monro Service Corporation, effective July 1, 2001. (2002 Form 10-K, Exhibit No. 10.76)

10	.77*	Management Incentive Compensation Plan, effective as of June 1, 2002. (2002 Form 10-K, Exhibit No. 10.77)**

10	.78*	Merchandising Agreement between the Company and Morse Automotive Corporation, dated September 1, 2002. (September 2002 Form 10-Q, Exhibit No. 10.78)

10	.79*	Agreement, dated January 1, 1998, between F&J Properties, Inc. and Mr. Tire, Inc., as predecessor-in-interest to the Company, effective January 1, 1998, with respect to Store No. 750. (2004 Form 10-K, Exhibit No. 10.79)

10	.79a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 750. (2004 Form 10-K, Exhibit No. 10.79a)

10	.79b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by F&J Properties, Inc., with respect to Store No. 750. (2004 Form 10-K, Exhibit No. 10.79b)

10	.80*	Agreement, dated January 1, 1997, between The Three Marquees and Mr. Tire, Inc., as predecessor-in-interest to the Company,with respect to Store No. 753. (2004 Form 10-K, Exhibit No. 10.80)

10	.80a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 753. (2004 Form 10-K, Exhibit No. 10.80a)

10	.80b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by The Three Marquees, with respect to Store No. 753. (2004 Form 10-K, Exhibit No. 10.80b)

10	.80c	Renewal Letter, dated March 6, 2006, from the Company to The Three Marquees, with respect to Store No. 753

10	.81*	Agreement, dated April 1, 1998, between 425 Manchester Road, LLC and Mr. Tire, Inc., as predecessor-in-interest to the Company, with respect to Store No. 754. (2004 Form 10-K, Exhibit No. 10.81)

10	.81a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 754. (2004 Form 10-K, Exhibit No. 10.81a)

10	.81b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by 425 Manchester Road, LLC, with respect to Store No. 754. (2004 Form 10-K, Exhibit No. 10.81b)

10	.82*	Agreement, dated January 1, 1997, between The Three Marquees and Mr. Tire, Inc. as predecessor-in-interest to the Company, with respect to Store No. 756. (2004 Form 10-K, Exhibit No. 10.82)

10	.82a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 756. (2004 Form 10-K, Exhibit No. 10.82a)

10	.82b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by The Three Marquees, with respect to Store No. 756. (2004 Form 10-K, Exhibit No. 10.82b)

10	.82c	Renewal Letter, dated March 6, 2006, from the Company to The Three Marquees, with respect to Store 756.

10	.83*	Agreement, dated January 1, 1997, between The Three Marquees and Mr. Tire, Inc., as predecessor-in-interest to the Company, with respect to Store No. 758. (2004 Form 10-K, Exhibit No. 10.83)

Exhibit No.		Document

10	.83a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 758. (2004 Form 10-K, Exhibit No. 10.83a)

10	.83b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by The Three Marquees, with respect to Store No. 758. (2004 Form 10-K, Exhibit No. 10.83b)

10	.83c	Renewal Letter, dated March 6, 2006, from the Company to The Three Marquees, with respect to Store No. 758.

10	.84*	Agreement, dated September 2, 1999, between LPR Associates and Mr. Tire, Inc., as predecessor-in-interest to the Company, with respect to Store No. 765. (2004 Form 10-K, Exhibit No. 10.84)

10	.84a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 765. (2004 Form 10-K, Exhibit No. 10.84a)

10	.84b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by LPR Associates, with respect to Store No. 765. (2004 Form 10-K, Exhibit No. 10.84b)

10	.85*	Monro Muffler Brake, Inc. Warrant to Purchase Common Stock, dated March 1, 2004, between the Company and Atlantic Automotive Corp. (2004 Form 10-K, Exhibit No. 10.85)

10	.86*	Supply Agreement by and between the Company and Wagner Brake, a division of Federal-Mogul Corporation, dated as of November 2, 2004 and effective as of February 1, 2005. (December 2004 Form 10-Q, Exhibit No. 10.86)

21.01		Subsidiaries of the Company.

23.01		Consent of PricewaterhouseCoopers LLP.

24.01		Powers of Attorney.

31.1		Certification of Robert G. Gross, President and Chief Executive Officer.

31.2		Certification of Catherine D’Amico, Vice President — Finance and Chief Financial Officer.

32.1		Certification Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes Oxley Act of 2002).

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) hereof.

*	An asterisk “*” following an exhibit number indicates that the exhibit is incorporated herein by reference to an exhibit to one of the following documents: (1) the Company’s Registration Statement on Form S-1 (Registration No. 33-41290), filed with the Securities and Exchange Commission on June 19, 1991 (“Form S-1”); (2) Amendment No. 1 thereto, filed July 22, 1991 (“Amendment No. 1”); (3) the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1992 (“1992 Form 10-K”); (4) the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on December 24, 1992 (“December 1992 Form S-8”); (5) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1993 (“September 1993 Form 10-Q”); (6) the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994 (“1994 Form 10-K”); (7) the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995 (“1995 Form 10-K”); (8) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995 (“September 1995 Form 10-Q”); (9) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 (“September 1996 Form 10-Q”); (10) the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997 (“1997 Form 10-K”); (11) the Company’s Current Report on Form 8-K filed on April 28, 1998 (“April 1998 Form 8-K”); (12) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1998 (“December 1998 Form 10-Q”); (13) the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (“1998 Form 10-K”); (14) the Company’s Current Report on Form 8-K filed on September 23, 1998 (“September 1998 Form 8-K”); (15) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1998 (“September 1998 Form 10-Q”); (16) the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999 (“1999 Form 10-K”); (17) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999 (“September 1999 Form 10-Q”); (18) the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000 (“2000 Form 10-K”); (19) the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on April 7, 2000 (“April 2000 Form S-8”); (20) the Company’s Registration Statements on Forms S-8, filed with the Securities and Exchange Commission on March 22, 2001 (each a “March 2001 Form S-8”); (21) the Company’s Registration Statement on Form S-8,

filed with the Securities and Exchange Commission on June 26, 2001 (“June 2001 Form S-8”); (22) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001 (“June 2001 Form 10-Q”); (23) the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2002 (“2002 Form 10-K”); (24) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2002 (“September 2002 Form 10-Q”); (25) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2002 (“December 2002 Form 10-Q”); (26) the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2003 (“2003 Form 10-K”); (27) the Company’s Current Report on Form 8-K/A, filed on August 12, 2003 to amend and restate the Current Report on Form 8-K, filed July 14, 2003 (“August 2003 Form 8-K/A”); (28) the Company’s Current Report on Form 8-K filed on March 12, 2004 (“March 2004 Form 8-K”); (29) the Company’s Registration Statement on Form S-3 (Registration No. 333-118176), filed with the Securities and Exchange Commission on August 12, 2004 (“August 2004 Form S-3”); (30) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 25, 2004 (“December 2004 Form 10-Q”); (31) the Company’s Annual Report on Form 10-K for the fiscal year ended March 27, 2004 (“2004 Form 10-K”); (32) the Company’s Current Report on Form 8-K, filed June 8, 2005 (“June 2005 Form 8-K”); (33) the Company’s Current Report on Form 8-K, filed July 14, 2005 (“July 2005 Form 8-K”); (34) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2005 (“June 2005 Form 10-Q”); (35) the Company’s Current Report on Form 8-K, filed February 7, 2006 (“February 2006 Form 8-K”); (36) the Company’s Current Report on Form 8-K, filed March 31, 2006 (“March 2006 Form 8-K/A”); (37) the Company’s Registration Statement on Form S-8 (Registration No. 333-133044) filed with the Securities and Exchange Commission on April 6, 2006 (“April 2006 Form S-8 for 2003 Plan”); (38) the Company’s Registration Statement on Form S-8 (Registration No. 333-133045) filed with the Securities and Exchange Commission on April 6, 2006 (“April 2006 Form S-8 for 1998 Plan”). The appropriate document and exhibit number are indicated in parentheses.