Form 10-Q
period 2006-06-24
MONRO MUFFLER BRAKE INC
filed 2006-07-31
CIK 876427

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 24, 2006.
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
Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☑ No
As of July 22, 2006, 14,174,443 shares of the Registrant’s Common Stock, par value $ .01 per share, were outstanding.

MONRO MUFFLER BRAKE, INC.

MONRO MUFFLER BRAKE, INC.
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MONRO MUFFLER BRAKE, INC.
CONSOLIDATED BALANCE SHEET

	(Unaudited)
	June 24,	March 25,
	2006	2006
	(Dollars in thousands)
Assets
Current assets:
Cash and equivalents	$2,504	$3,780
Trade receivables	2,289	1,726
Inventories	61,095	60,378
Deferred income tax asset	1,188	1,133
Other current assets	15,642	16,788

Total current assets	82,718	83,805

Property, plant and equipment	298,480	291,789
Less — Accumulated depreciation and amortization	(132,083)	(128,164)

Net property, plant and equipment	166,397	163,625
Deferred income tax asset	263
Goodwill	47,306	37,766
Intangible assets and other noncurrent assets	19,117	17,896

Total assets	$315,801	$303,092

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$525	$525
Trade payables	24,173	25,499
Federal and state income taxes payable	4,663	1,937
Accrued payroll, payroll taxes and other payroll benefits	9,360	10,255
Accrued insurance	5,290	5,536
Other current liabilities	11,184	9,661

Total current liabilities	55,195	53,413

Long-term debt	47,645	46,327
Accrued rent expense	7,439	7,362
Other long-term liabilities	2,813	2,924
Deferred income tax liability		76

Total liabilities	113,092	110,102

Commitments
Shareholders’ equity:
Class C Convertible Preferred Stock, $1.50 par value, $.144 conversion value, 150,000 shares authorized; 65,000 shares issued and outstanding	97	97
Common Stock, $.01 par value, 20,000,000 shares authorized; 14,168,485 and 13,976,630 issued and outstanding at June 24, 2006 and March 25, 2006, respectively	142	140
Treasury Stock, 331,628 shares, at cost	(2,056)	(2,056)
Additional paid-in capital	60,533	57,661
Accumulated other comprehensive income
Retained earnings	143,993	137,148

Total shareholders’ equity	202,709	192,990

Total liabilities and shareholders’ equity	$315,801	$303,092

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Quarter Ended Fiscal June
	2006	2005
	(Dollars in thousands,
	except per share data)
Sales	$98,445	$94,625
Cost of sales, including distribution and occupancy costs	57,409	53,922

Gross profit	41,036	40,703
Operating, selling, general and administrative expenses	29,612	26,901

Operating income	11,424	13,802
Interest expense, net of interest income for the quarter of $247 in 2006 and $7 in 2005	636	882
Other (income) expense, net	(627)	425

Income before provision for income taxes	11,415	12,495
Provision for income taxes	3,853	4,748

Net income	$7,562	$7,747

Earnings per share:
Basic	$.55	$.58

Diluted	$.50	$.52

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
(Dollars in thousands)

					Accumulated
				Additional	Other
	Preferred	Common	Treasury	Paid-in	Comprehensive	Retained
	Stock	Stock	Stock	Capital	Income	Earnings	Total
Balance at March 25, 2006	$97	$140	$(2,056)	$57,661	$0	$137,148	$192,990

Net income						7,562	7,562

Cash dividends: Preferred						(34)	(34)
Common						(683)	(683)

Tax benefit from exercise of stock options				849			849

Exercise of stock options		2		2,004			2,006

Stock option compensation				19			19

Balance at June 24, 2006	$97	$142	$(2,056)	$60,533	$0	$143,993	$202,709

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Quarter Ended Fiscal June
	2006	2005
	(Dollars in thousands)
	Increase (Decrease) in Cash
Cash flows from operating activities:
Net income	$7,562	$7,747
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	4,570	4,353
Stock-based compensation expense	19
Excess tax benefits from share-based payment arrangements	(309)
Net change in deferred income taxes	(394)	(156)
(Gain) loss on disposal of property, plant and equipment	(873)	237
Increase in trade receivables	(563)	(340)
Decrease (increase) in inventories	236	(2,850)
Decrease in other current assets	605	319
Increase in intangible assets and other noncurrent assets	(687)	(45)
(Decrease) increase in trade payables	(1,372)	1,008
Increase in accrued expenses	354	53
Increase in federal and state income taxes payable	3,575	4,735
Increase (decrease) in other long-term liabilities	537	(244)

Total adjustments	5,698	7,070

Net cash provided by operating activities	13,260	14,817

Cash flows from investing activities:
Capital expenditures	(4,613)	(3,561)
Acquisition of ProCare, net of cash acquired	(12,874)
Proceeds from the disposal of property, plant and equipment	35	77

Net cash used for investing activities	(17,452)	(3,484)

Cash flows from financing activities:
Proceeds from borrowings	28,637	31,600
Principal payments on long-term debt and capital lease obligations	(27,319)	(40,778)
Exercise of stock options	2,006	514
Excess tax benefits from share-based payment arrangements	309
Dividends to shareholders	(717)

Net cash provided by (used for) financing activities	2,916	(8,664)

(Decrease) increase in cash	(1,276)	2,669
Cash at beginning of period	3,780	888

Cash at end of period	$2,504	$3,557

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Condensed Consolidated Financial Statements
          The consolidated balance sheet as of June 24, 2006, the consolidated statements of income and cash flows for the thirteen week periods ended June 24, 2006, and June 25, 2005, and the consolidated statement of changes in shareholders’ equity for the thirteen week period ended June 24, 2006, include Monro Muffler Brake, Inc. and its wholly owned subsidiaries (the “Company”). These unaudited condensed consolidated financial statements have been prepared by the Company and are subject to year-end adjustments. In the opinion of management, all known adjustments (consisting of normal recurring accruals or adjustments) have been made to present fairly the financial position, results of operations and cash flows for the unaudited periods presented.
          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 25, 2006. The results of operations for the interim periods being reported on herein are not necessarily indicative of the operating results for the full year.
          The Company reports its results on a 52/53 week fiscal year with the fiscal year ending on the last Saturday in March of each year. The following are the dates represented by each fiscal period reported in these condensed financial statements:

“Quarter Ended Fiscal June 2006”:	March 26, 2006 – June 24, 2006 (13 weeks)
“Quarter Ended Fiscal June 2005”:	March 27, 2005 – June 25, 2005 (13 weeks)
Note 2 – Acquisitions
          Effective April 29, 2006, the Company acquired 75 automotive maintenance and repair service stores located in eight metropolitan areas throughout Ohio and Pennsylvania from ProCare Automotive Service Solutions LLC (“ProCare”). The Company acquired substantially all of the operating assets of these stores, which consist primarily of inventory and equipment, and assumed certain liabilities. The purchase price was $14.7 million in cash which was financed through the Company’s existing bank facility. The Company converted 30 of the acquired ProCare stores to tire stores which will operate under the Mr. Tire brand name. The remaining stores will operate as service stores under the Monro brand name. The results of operations of the acquired ProCare stores are included in the Company’s results from April 29, 2006.
          On November 1, 2005, the Company acquired a 13 percent interest in R&S Parts and Service, Inc. (“R&S”), a privately owned automotive aftermarket parts and service chain, for $2.0 million from GDJ Retail LLC. As part of the transaction, the Company also loaned R&S $5.0 million under a secured subordinated debt agreement that has a five-year term and carries an 8 percent interest rate. The Company is accounting for this investment on the cost method. At June 24, 2006, the Company’s investment is recorded within Intangible assets and other noncurrent assets on the Balance Sheet.
          R&S operates 100 retail stores under the name of Strauss Discount Auto (“Strauss”) that provide automotive parts and accessories, 69 of which also have service bays that offer a full range of aftermarket services. The stores generated approximately $170 million in annual sales in their fiscal year ended December 2005, and are located throughout New York, New Jersey and Philadelphia. The Company also has the option to purchase the remaining 87 percent interest in Strauss on or before September 30, 2006, for an additional $12.0 million in cash and $1.0 million of Monro stock.
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

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The total purchase price of these stores was approximately $11.6 million, which was funded through $5.1 million in cash, the assumption of liabilities and the issuance of 240,206 shares of the Company’s common stock, which was valued at $6.5 million. In addition, the Company recorded buildings and capital lease obligations in the amount of approximately $6.2 million in connection with new leases with the seller of Henderson Holdings for nine of the properties acquired and $.9 million in connection with a Rice Tire lease. The results of operations of these stores are included in the Company’s income statement from their respective dates of acquisition.
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
          The following is a reconciliation of basic and diluted EPS for the respective periods:

	Quarter Ended
	Fiscal June
	2006	2005
	(Dollars in thousands,
	except per share data)
Numerator for earnings per common share calculation:

Net Income	$7,562	$7,747
Less: Preferred stock dividends	34	—

Income available to common stockholders	$7,528	$7,747

Denominator for earnings per common share calculation:

Weighted average common shares, basic	13,705	13,395

Effect of dilutive securities:
Preferred Stock	675	675
Stock options and warrants	835	796

Weighted average number of common shares, diluted	15,215	14,866

Basic Earnings per common share:	$.55	$.58

Diluted Earnings per common share:	$.50	$.52

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          The computation of diluted EPS excludes the effect of the assumed exercise of approximately 94,000 and 1,000 stock options, respectively, for the three months ended fiscal June 2006 and June 2005. Such amounts were excluded as the exercise prices of these options were greater than the average market value of the Company’s common stock for those periods, resulting in an anti-dilutive effect on diluted EPS.
Note 5 – Stock-Based Compensation
          The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payments,” (“SFAS 123R”), which replaced SFAS No. 123 “Accounting for Stock-Based Compensation,” (“SFAS 123”) and superseded Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”). SFAS 123R requires entities to measure compensation cost arising from the grant of share-based payments to employees at fair value and to recognize such cost in income over the period during which the employee is required to provide service in exchange for the award, usually the vesting period. The Company adopted SFAS 123R effective March 26, 2006 under the modified prospective transition method. In accordance with the modified-prospective transition method of SFAS 123R, the Company has not restated prior periods. Accordingly, the Company will recognize compensation expense for all awards granted or modified by us after March 25, 2006. Outstanding awards at the date of adoption were fully vested and therefore there was no related expense recorded in the quarter ended June 24, 2006 for these awards. SFAS 123R requires forfeitures to be estimated on the grant date and revised in subsequent periods if actual forfeitures differ from those estimates. Prior to the adoption of SFAS 123R, the Company accounted for forfeitures as they occurred. For pro forma disclosure purposes in accordance with SFAS 123, the Company estimated forfeitures.
          Prior to the adoption of SFAS 123R, the Company used the intrinsic value method prescribed in APB 25 and also followed the disclosure requirements of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” (“SFAS 148”); which required certain disclosures on a pro forma basis as if the fair value method had been followed for accounting for such compensation. The following table presents the pro forma effect on net income as if the Company had applied the fair value method to measure compensation cost prior to our adoption of SFAS 123R:

Quarter Ended
Fiscal June 2005
(Dollars in thousands,
except per share data)
Net income, as reported	$7,747
Add: Stock-based employee compensation expense recorded in accordance with APB 25, net of tax effect	—
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(583)

Pro forma net income	$7,164

Earnings per share:
Basic — as reported	$.58

Basic — pro forma	$.53

Diluted — as reported	$.52

Diluted — pro forma	$.48

          Upon adoption of SFAS 123R, the Company elected to recognize compensation expense using the straight-line approach. The Company estimates fair value using the Black-Scholes valuation model. Assumptions used to estimate the compensation expense are determined as follows:
•	Expected term of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees;

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
•	Expected volatility is measured using historical changes in the market price of the Company’s common stock over the expected term of the awards;

•	Risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards;

•	Forfeitures are based substantially on the history of cancellations of similar awards granted by the Company in prior years; and,

•	Dividend yield is based on historical experience and expected future changes.
          The weighted average fair value of options granted during the thirteen week periods ended fiscal June 2006 and 2005 was $8.24 and $9.47, respectively. The fair values of the options granted were estimated on the date of their grant using the following weighted-average assumptions:

	Quarter Ended Fiscal June
	2006	2005
Risk free interest rate	5.08%	4.11%
Expected life	6 years	6 years
Expected volatility	30.6%	28.4%
Expected dividend yield	4.58%	0%
          Total stock-based compensation expense included in selling, general and administrative expenses in the Company’s statement of operations for the fiscal quarter ended June 24, 2006 was $19,000. The related income tax benefit was $8,000. The Company did not have any stock-based compensation expense under APB 25 for the fiscal quarter ended June 25, 2005.
          As a result of adopting SFAS 123R on March 26, 2006, the Company’s income before provision for income taxes and net income for the fiscal quarter ended June 24, 2006, were $19,000 and $11,000 lower, respectively, than if the Company had continued to account for stock-based compensation under APB 25. The related impact to basic and diluted earnings per share for the fiscal quarter ended June 24, 2006 was not material.
          Prior to the adoption of SFAS 123R, the Company reported all income tax benefits resulting from the exercise of stock options as operating cash inflows in its consolidated statements of cash flow. In accordance with SFAS 123R, the Company revised its statement of cash flows presentation to include the excess tax benefits from the exercise of stock options as financing cash inflows. Accordingly, for the fiscal quarter ended June 24, 2006, the Company reported $309,000 of excess tax benefits as a financing cash inflow.
          Under the 1984 and 1987 Incentive Stock Option Plans, 1,091,508 shares (as retroactively adjusted for stock dividends and the September 16, 2003 three-for-two stock split) of common stock were reserved for issuance to officers and key employees. The 1989 Incentive Stock Option Plan authorized an additional 1,126,558 shares (as retroactively adjusted for stock dividends and the stock split) for issuance.
          In November 1998, the Board of Directors authorized the 1998 Incentive Stock Option Plan (the “1998 Plan”), reserving 1,125,000 shares (as retroactively adjusted for the stock split) of common stock for issuance to officers and key employees. The 1998 Plan was approved by shareholders in August 1999.
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
          Generally, options vest within the first five years of their term, and have a duration of ten years. Outstanding options are exercisable for various periods through May 2016.

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          A summary of changes in outstanding stock options is as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of Options	Price	Life	Intrinsic Value
		(in dollars)	(in years)	(in millions)
Options outstanding at March 25, 2006	1,479,075	$12.37
Options granted	93,650	$36.66
Options exercised	(187,372)	$10.44
Options canceled	(3,271)	$23.72

Options outstanding at June 24, 2006	1,382,082	$14.29	5.4	$26.8

Exercisable at June 24, 2006	1,288,432	$12.66	5.1	$26.8

          In August 1994, the Board of Directors authorized a non-employee directors’ stock option plan which was approved by shareholders in August 1995 (the “1994 Plan”). The 1994 Plan initially reserved 100,278 shares of common stock (as retroactively adjusted for stock dividends and the stock split), and provides for (i) the grant to each non-employee director as of August 1, 1994 of an option to purchase 4,559 shares of the Company’s common stock (as retroactively adjusted for stock dividends and the stock split) and (ii) the annual grant to each non-employee director of an option to purchase 4,559 shares (as retroactively adjusted for stock dividends and the stock split) on the date of the annual meeting of shareholders beginning in 1995. The options expire ten years from the date of grant and have an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Options issued to directors generally vest immediately upon issuance.
          In May 1997 and May 1999, the Board of Directors authorized an additional 102,375 and 97,500 shares, respectively (both amounts as retroactively adjusted for stock dividends and the stock split) for issuance under the 1994 Plan. These amounts were approved by shareholders in August 1997 and August 1999, respectively.
          In May 2003, the Board of Directors authorized the 2003 Non-Employee Directors’ Stock Option Plan (the “2003 Plan”), reserving 90,000 shares (as retroactively adjusted for the stock split) of common stock for issuance to outside directors, which was approved by shareholders in August 2003. The provisions of the 2003 Plan are similar to the 1994 Plan, except that options in the 2003 Plan expire five years from the date of grant.
          In June 2005, the Compensation Committee authorized an additional 50,000 shares, which were approved by shareholders in August 2005.

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          A summary of changes in outstanding stock options is as follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Intrinsic Value
	of Options	Price	Life	Aggregate
		(in dollars)	(in years)	(in millions)
Options outstanding at March 25, 2006	233,771	$14.47
Options granted	—
Options exercised	(4,558)	$11.34
Options canceled	—

Options outstanding at June 24, 2006	229,213	$14.50	5.2	$4.5

Exercisable at June 24, 2006	229,913	$14.50	5.2	$4.5

          The aggregate intrinsic value in the preceding tables is based on the Company’s closing stock price of $33.94 as of the last trading day of the period ended June 24, 2006. The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the fiscal quarter ended June 24, 2006 was $4.6 million. As of June 24, 2006, there was $358,000 of unrecognized compensation expense related to non-vested fixed stock options that is expected to be recognized over a weighted average period of 3.9 years.
          There were no shares vested during the quarter ended June 24, 2006.
          Cash received from option exercise under all stock option plans was $2.0 million and $.5 million for the three months ended June 2006 and June 2005, respectively.
          The Company issues new shares of common stock upon exercise of stock options.
Note 6 – Supplemental Disclosure of Cash Flow Information
          The following transactions represent non-cash investing and financing activities during the periods indicated:
THREE MONTHS ENDED JUNE 24, 2006:
          In connection with the ProCare Acquisition (Note 2), liabilities were assumed as follows:

Fair value of assets acquired	$4,937,000
Goodwill recorded	9,540,000
Cash paid in FY06	(1,600,000)
Cash paid in FY07, net of cash acquired	(12,874,000)

Liabilities assumed	$3,000

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

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
other long-term liabilities decreased by $13,000 and the deferred income tax liability was increased by $5,000.
Note 7 – Cash Dividend
     In April 2006, the Company’s Board of Directors declared a regular quarterly cash dividend of $.05 per common share or common share equivalent to be paid to shareholders of record on April 24, 2006. The dividend was paid on May 5, 2006 and amounted to $34,000 for preferred shareholders and $683,000 for common shareholders.
     In May 2006, the Company’s Board of Directors declared a regular quarterly cash dividend of $.07 per common share or common share equivalent to be paid to shareholders of record on July 18, 2006. The dividend was paid on July 28, 2006 and amounted to $48,000 for preferred shareholders and $969,000 for common shareholders.
     However, the declaration of and any determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, capital requirements, compliance with charter and contractual restrictions, and such other factors as the Board of Directors deems relevant.
Note 8 – Reclassifications
     Certain amounts in these financial statements have been reclassified to maintain comparability among the periods presented.
Note 9 – Income Taxes
     In the fiscal quarter ended June 24, 2006, the Company recognized a $.4 million income tax benefit primarily related to the favorable resolution of state income tax issues.

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
     The following table sets forth income statement data of Monro Muffler Brake, Inc. (“Monro” or the “Company”) expressed as a percentage of sales for the fiscal periods indicated:

	Quarter Ended Fiscal June
	2006	2005
Sales	100.0%	100.0%

Cost of sales, including distribution and occupancy costs	58.3	57.0

Gross profit	41.7	43.0
Operating, selling, general and administrative expenses	30.1	28.4

Operating income	11.6	14.6

Interest expense — net	.6	.9

Other (income) expense	(.6)	.5

Income before provision for income taxes	11.6	13.2

Provision for income taxes	3.9	5.0

Net income	7.7%	8.2%

First Quarter Ended June 24, 2006 Compared To First Quarter Ended June 25, 2005
     Sales were $98.4 million for the quarter ended June 24, 2006 as compared with $94.6 million in the quarter ended June 25, 2005. The sales increase of $3.8 million, or 4.0%, was due to an increase of $7.4 million related to new stores (including $5.5 million from the Acquired ProCare stores), offset by a comparable store sales decrease of 2.9%. There were 77 selling days in the quarter ended June 24, 2006 and in the quarter ended June 25, 2005.
     At June 24, 2006, the Company had 701 company-operated stores compared with 625 stores at June 25, 2005. During the quarter ended June 24, 2006, the Company added 75 ProCare and three other stores, and closed two.
     The new ProCare stores acquired on April 29, 2006 were purchased out of bankruptcy. These stores suffered significant declines in recent years and are not yet performing at a level where they are profitable. The ProCare stores lost approximately $.01 per share in the first quarter of fiscal 2007, and their performance negatively impacted gross margin by .7% and store direct costs (included in operating, selling, general and administrative (“SG&A”) expenses) by .4% in the current quarter.
     Gross profit for the quarter ended June 24, 2006 was $41.0 million or 41.7% of sales as compared with $40.7 million or

43.0% of sales for the quarter ended June 25, 2005. In addition to the decline attributable to the ProCare stores, the decrease in gross profit for the quarter ended June 24, 2006, as a percentage of sales, is primarily due to a shift in mix to the lower margin tire and maintenance service categories, as well as the impact of fixed occupancy costs against decreased comparable store sales. Partially offsetting these factors was a decrease in cost of goods as a percent of sales due to the recognition of increased barter credits as compared to the prior year quarter. In the quarter ended June 24, 2006, the Company used the remaining barter credits it received in prior years related to some real estate transactions and, therefore, was able to recognize them as income. This decreased cost of sales by approximately .7%. Additionally, an increase in vendor rebates recorded as a reduction of cost of sales, as compared to the prior year quarter, also helped to partially offset the aforementioned margin declines.
     SG&A expenses for the quarter ended June 24, 2006 increased by $2.7 million to $29.6 million from the quarter ended June 25, 2005, and were 30.1% of sales as compared to 28.4% in the prior year quarter. In addition to the decline attributable to the ProCare stores, the increase in SG&A expense as a percentage of sales is due primarily to the impact of fixed costs, such as manager pay and store support costs, against decreased comparable store sales. Additionally, advertising costs as a percentage of sales increased as compared to the prior year quarter.
     Operating income for the quarter ended June 24, 2006 of approximately $11.4 million decreased 17.2% as compared to operating income for the quarter ended June 25, 2005, and decreased as a percentage of sales from 14.6% to 11.6% for the same periods.
     Net interest expense for the quarter ended June 24, 2006 decreased by approximately $.2 million as compared to the same period in the prior year, and decreased from .9% to .6% as a percentage of sales for the same periods. There was an increase in the weighted average interest rate for the current year quarter of approximately 170 basis points as compared to the prior year, due to increases in prime and LIBOR interest rates, as well as some new capital leases that carry higher rates than the Company’s bank facility. Partially offsetting this was a decrease in the weighted average debt outstanding for the quarter ended June 24, 2006 of approximately $6.2 million, and an increase in interest income of $.2 million.
     Other income increased $1.1 million as compared to the prior year, primarily related to the relocation of a Mr. Tire store. The owners of the property paid the Company $.9 million to relinquish the lease. The Company vacated the property prior to the end of the quarter and was able to relocate the store a short distance away in a good location at comparable rents.
     The effective tax rate for the quarter ended June 24, 2006 and June 25, 2005 was 33.8% and 38%, respectively, of pre-tax income. Offsetting the current quarter tax provision of 37.5% of pre-tax income was the recognition of a $.4 million income tax benefit primarily related to the favorable resolution of state income tax issues.
     Net income for the quarter ended June 24, 2006 of $7.6 million decreased 2.4% from net income for the quarter ended June 25, 2005. Earnings per share on a diluted basis for the quarter ended June 24, 2006 decreased 3.8%.
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
Capital Resources and Liquidity
     Capital Resources
     The Company’s primary capital requirements in fiscal 2007 are the upgrading of facilities and systems in existing stores and the funding of its store expansion program, including potential acquisitions of existing store chains. For the three months ended June 24, 2006, the Company spent $4.6 million principally for equipment. Funds were provided primarily by cash flow from operations. Management believes that the Company has sufficient resources available (including cash and equivalents, net cash flow from operations and bank financing) to expand its business as currently planned for the next several years.
     Liquidity
     In March 2003, the Company renewed its credit facility agreement. The amended financing arrangement consisted of an $83.4 million Revolving Credit facility, and a non-amortizing credit loan totaling $26.6 million.

     In July 2005, the Company amended its existing credit facility terms by entering into a five-year, $125 million Revolving Credit Facility agreement (the “Credit Facility”) (of which approximately $36.1 million was outstanding at June 24, 2006) with five banks in the lending syndicate that provided the Company’s prior financing arrangement. Interest only is payable monthly throughout the Credit Facility’s term. The Credit Facility increases the Company’s current borrowing capacity by $15 million to $125 million and includes a provision allowing the Company to expand the amount of the overall facility to $160 million, subject to existing or new lender(s) commitments at that time. The terms of the Credit Facility immediately reduced the spread the Company pays on LIBOR-based borrowings by 50 basis points and permit the payment of cash dividends not to exceed 25% of the preceding year’s net income. Additionally, the amended Credit Facility is not secured by the Company’s real property, although the Company has entered into an agreement not to encumber its real property, with certain permissible exceptions. Other terms of the Credit Facility are generally consistent with the Company’s prior financing agreement.
     The Company has financed the land associated with its office/warehouse facility via a mortgage note payable of $.7 million due in a balloon payment in 2015. In addition, the Company has financed certain store properties and equipment with capital leases, which amount to $11.4 million and are due in installments through 2023.
     Certain of the Company’s long-term debt agreements require, among other things, the maintenance of specified interest and rent coverage ratios and amounts of net worth. They also contain restrictions on cash dividend payments. At June 24, 2006, the Company is in compliance with the applicable debt covenants. These agreements permit mortgages and specific lease financing arrangements with other parties with certain limitations.
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
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning April 1, 2007. The Company is in the process of determining the effect, if any, the adoption of FIN 48 will have on its financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     For a description of the Company’s market risks see “Item 7a – Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 25, 2006. The Company’s exposure to market risks has not changed materially from the description in the Annual Report on Form 10-K.
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
Changes in internal controls
     There were no changes in the Company’s internal control over financial reporting during the quarter ended June 24, 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MONRO MUFFLER BRAKE, INC.
PART II — OTHER INFORMATION
  Item 1A. Risk Factors
     There have been no changes to the risk factors described in the Company’s previously filed Annual Report on Form 10-K for the fiscal year ended March 25, 2006, except for the following:
     If we do not ultimately exercise our option to purchase the remaining 87 percent interest in R&S, our existing investment may be at risk.
     As described in Note 2, in November 2005, the Company acquired a 13 percent interest in R&S Parts & Service Inc. for $2.0 million, and loaned R&S $5.0 million. R&S has experienced financial difficulties. While our current intention is to go forward with the acquisition of the remaining 87 percent investment, if we should choose not to do so for any reason, there is risk that our $2.0 million investment in R&S could be impaired in the future should their financial difficulties continue.
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

MONRO MUFFLER BRAKE, INC.

DATE: July 31, 2006	By	/s/ Robert G. Gross

Robert G. Gross
President and Chief Executive Officer

DATE: July 31, 2006	By	/s/ Catherine D’Amico

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