Form 10-Q
period 2006-09-23
MONRO MUFFLER BRAKE INC
filed 2006-11-02
CIK 876427

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 23, 2006.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to                     .
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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of October 21, 2006, 14,297,132 shares of the Registrant’s Common Stock, par value $ .01 per share, were outstanding.

MONRO MUFFLER BRAKE, INC.

MONRO MUFFLER BRAKE, INC.
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MONRO MUFFLER BRAKE, INC.
CONSOLIDATED BALANCE SHEET

	(Unaudited)
	September 23,	March 25,
	2006	2006
	(Dollars in thousands)
Assets
Current assets:
Cash and equivalents	$1,001	$3,780
Trade receivables	2,645	1,726
Inventories	62,567	60,378
Deferred income tax asset	1,400	1,133
Other current assets	17,873	18,091

Total current assets	85,486	85,108

Property, plant and equipment	305,147	291,789
Less – Accumulated depreciation and amortization	(135,748)	(128,164)

Net property, plant and equipment	169,399	163,625
Deferred income tax asset	1,321
Goodwill	48,830	37,766
Intangible assets and other noncurrent assets	10,345	16,896

Total assets	$315,381	$303,395

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$525	$525
Trade payables	25,226	25,802
Federal and state income taxes payable	2,149	1,937
Accrued payroll, payroll taxes and other payroll benefits	10,080	10,255
Accrued insurance	5,301	5,536
Other current liabilities	11,571	9,661

Total current liabilities	54,852	53,716

Long-term debt	42,289	46,327
Accrued rent expense	7,217	7,362
Other long-term liabilities	3,019	2,924
Deferred income tax liability		76

Total liabilities	107,377	110,405

Commitments
Shareholders’ equity:
Class C Convertible Preferred Stock, $1.50 par value, $.144 conversion value, 150,000 shares authorized; 65,000 shares issued and outstanding	97	97
Common Stock, $.01 par value, 20,000,000 shares authorized; 14,191,205 and 13,976,630 shares issued at September 23, 2006 and March 25, 2006, respectively	142	140
Treasury Stock, 331,628 shares, at cost	(2,056)	(2,056)
Additional paid-in capital	61,249	57,661
Retained earnings	148,572	137,148

Total shareholders’ equity	208,004	192,990

Total liabilities and shareholders’ equity	$315,381	$303,395

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Quarter Ended		Six Months Ended
	Fiscal September		Fiscal September
	2006	2005	2006	2005
	(Dollars in thousands, except per share data)
Sales	$107,285	$95,641	$205,730	$190,266
Cost of sales, including distribution and occupancy costs	63,181	55,897	120,590	109,819

Gross profit	44,104	39,744	85,140	80,447
Operating, selling, general and administrative expenses	32,108	26,777	61,720	53,678

Operating income	11,996	12,967	23,420	26,769
Interest expense, net of interest income for the quarter of $119 in 2006 and $8 in 2005, and year-to-date of $366 in 2006 and $16 in 2005	895	810	1,530	1,692
Other expense (income), net	2,148	(122)	1,522	303

Income before provision for income taxes	8,953	12,279	20,368	24,774
Provision for income taxes	3,357	4,666	7,210	9,414

Net income	$5,596	$7,613	$13,158	$15,360

Earnings per share:
Basic	$.40	$.56	$.95	$1.14

Diluted	$.37	$.51	$.87	$1.03

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
(Dollars in thousands)

				Additional
	Preferred	Common	Treasury	Paid-in	Retained
	Stock	Stock	Stock	Capital	Earnings	Total
Balance at March 25, 2006	$97	$140	$(2,056)	$57,661	$137,148	$192,990

Net income					13,158	13,158

Cash dividends: Preferred					(81)	(81)
Common					(1,653)	(1,653)

Tax benefit from exercise of stock options				1,005		1,005

Exercise of stock options		2		2,329		2,331

Stock option compensation				254		254

Balance at September 23, 2006	$97	$142	$(2,056)	$61,249	$148,572	$208,004

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended Fiscal
	September
	2006	2005
	(Dollars in thousands)
	Increase (Decrease) in Cash
Cash flows from operating activities:
Net income	$13,158	$15,360

Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	9,252	8,809
Loss on investment in R&S Parts and Services, Inc.	2,677
Stock-based compensation expense	254
Excess tax benefits from share-based payment arrangements	(391)
Net change in deferred income taxes	(1,664)	(470)
Gain from relocation of tire store	(900)
Gain on disposal of property, plant and equipment	(751)	(71)
Increase in trade receivables	(919)	(263)
Increase in inventories	(1,236)	(2,903)
Increase in other current assets	(231)	(881)
Increase in intangible assets and other noncurrent assets	(756)	(237)
Decrease in trade payables	(666)	(419)
Increase in accrued expenses	738	210
Increase in federal and state income taxes payable	1,217	2,652
Decrease in other long-term liabilities	(638)	(741)

Total adjustments	5,986	5,686

Net cash provided by operating activities	19,144	21,046

Cash flows from investing activities:
Capital expenditures	(12,613)	(8,087)
Acquisition of ProCare, net of cash acquired	(12,874)
Proceeds from the disposal of property, plant and equipment	1,164	1,267
Proceeds from relocation of tire store	450
Repayment of loan receivable from R&S Parts and Services, Inc.	5,000

Net cash used for investing activities	(18,873)	(6,820)

Cash flows from financing activities:
Proceeds from borrowings	70,307	105,392
Principal payments on long-term debt and capital lease obligations	(74,345)	(118,587)
Exercise of stock options	2,331	1,233
Exercise of warrants		1,340
Excess tax benefits from share-based payment arrangements	391
Dividends to shareholders	(1,734)	(727)

Net cash used for financing activities	(3,050)	(11,349)

(Decrease) increase in cash	(2,779)	2,877
Cash at beginning of period	3,780	888

Cash at end of period	$1,001	$3,765

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Condensed Consolidated Financial Statements
     The consolidated balance sheet as of September 23, 2006, the consolidated statements of income for the quarters and six months ended September 23, 2006 and September 24, 2005, the consolidated statements of cash flows for the six months ended September 23, 2006 and September 24, 2005 and the consolidated statement of changes in shareholders’ equity for the six months ended September 23, 2006, include Monro Muffler Brake, Inc. and its wholly owned subsidiaries (the “Company”). These unaudited condensed consolidated financial statements have been prepared by the Company and are subject to year-end adjustments. In the opinion of management, all known adjustments (consisting of normal recurring accruals or adjustments) have been made to state fairly the financial position, results of operations and cash flows for the unaudited periods presented.
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
     The Company reports its results on a 52/53 week fiscal year with the fiscal year ending on the last Saturday in March of each year. The following are the dates represented by each fiscal period reported in these condensed financial statements:

“Quarter Ended Fiscal September 2006”:	June 25, 2006 – September 23, 2006 (13 weeks)
“Quarter Ended Fiscal September 2005”:	June 26, 2005 – September 24, 2005 (13 weeks)
“Six Months Ended Fiscal September 2006”:	March 26, 2006 – September 23, 2006 (26 weeks)
“Six Months Ended Fiscal September 2005”:	March 27, 2005 – September 24, 2005 (26 weeks)
     Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current year’s presentation.
Note 2 – Acquisitions
     Effective April 29, 2006, the Company acquired 75 automotive maintenance and repair service stores located in eight metropolitan areas throughout Ohio and Pennsylvania from ProCare Automotive Service Solutions LLC (“ProCare”). The Company acquired the business and substantially all of the operating assets of these stores, which consist primarily of inventory and equipment, and assumed certain liabilities. The purchase price was $14.5 million in cash which was financed through the Company’s existing bank facility. The excess of the purchase price over the fair values of assets acquired and liabilities assumed was allocated to goodwill. Preliminary goodwill of approximately $11.0 million was recorded on the acquisition. The Company converted 31 of the acquired ProCare stores to tire stores which will operate under the Mr. Tire brand name. The remaining stores will operate as service stores under the Monro brand name. The results of operations of the acquired ProCare stores are included in the Company’s results from April 29, 2006.
     On November 1, 2005, the Company acquired a 13 percent interest in R&S Parts and Service, Inc. (“R&S”), a privately owned automotive aftermarket parts and service chain, for $2.0 million from GDJ Retail LLC. As part of the transaction, the Company also loaned R&S $5.0 million under a secured subordinated debt agreement that had a five-year term and carried an 8 percent interest rate. The loan was repaid in full in September 2006.
     R&S operates approximately 95 retail stores under the name of Strauss Discount Auto (“Strauss”) that provide automotive parts and accessories, 69 of which also have service bays that offer a full range of aftermarket services. The stores generated approximately $170 million in annual sales in their fiscal year ended December 2005, and are located throughout New York, New Jersey and Philadelphia. The Company also had the option to purchase the remaining 87 percent interest in Strauss on or before September 30, 2006, for an additional $12.0 million in cash and $1.0 million of Monro stock.
     On August 11, 2006, the Company announced that it would not exercise its option to purchase the remaining 87% of Strauss. In addition, the Company recorded an after-tax impairment charge of $1.7 million with respect to the original 13% equity investment as well as due diligence costs related to Strauss. Management reached this conclusion after learning that Strauss had filed petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. The impairment charge has been reflected within “Other Expenses” on the Consolidated Statement of Income for the quarter and six months ended September 23, 2006.

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     Currently the Company has no derivative instrument agreements. The most recent derivative instrument agreement expired in October 2005.
Note 4 — Earnings Per Share
     Basic earnings per common share (EPS) amounts are computed by dividing earnings after the deduction of preferred stock dividends by the average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalents outstanding.

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following is a reconciliation of basic and diluted EPS for the respective periods:

	Quarter Ended		Six Months Ended
	Fiscal September		Fiscal September
	2006	2005	2006	2005
	(Dollars in thousands, except per share data)
Numerator for earnings per common share calculation:

Net Income	$5,596	$7,613	$13,158	$15,360
Less: Preferred stock dividends	(47)	(34)	(81)	(34)

Income available to common stockholders	$5,549	$7,579	$13,077	$15,326

Denominator for earnings per common share calculation:

Weighted average common shares, basic	13,848	13,523	13,777	13,459

Effect of dilutive securities:
Preferred Stock	675	675	675	675
Stock options and warrants	679	788	757	792

Weighted average number of common shares, diluted	15,202	14,986	15,209	14,926

Basic Earnings per common share:	$.40	$.56	$.95	$1.14

Diluted Earnings per common share:	$.37	$.51	$.87	$1.03

     The computation of diluted EPS excludes the effect of the assumed exercise of approximately 94,000 stock options for the three and six months ended fiscal September 2006, and 300 and 36,000, respectively, for the three and six months ended fiscal September 2005. Such amounts were excluded as the exercise prices of these options were greater than the average market value of the Company’s common stock for those periods, resulting in an anti-dilutive effect on diluted EPS.
Note 5 – Stock-Based Compensation
     The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payments,” (“SFAS 123R”), which replaced SFAS No. 123 “Accounting for Stock-Based Compensation,” (“SFAS 123”) and superseded Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”). SFAS 123R requires entities to measure compensation cost arising from the grant of share-based payments to employees at fair value and to recognize such cost in income over the period during which the employee is required to provide service in exchange for the award, usually the vesting period. The Company adopted SFAS 123R effective March 26, 2006 under the modified prospective transition method. In accordance with the modified-prospective transition method of SFAS 123R, the Company has not restated prior periods. Accordingly, the Company will recognize compensation expense for all awards granted or modified after March 25, 2006. Outstanding awards at the date of adoption were fully vested and therefore there is no related expense going forward associated with these awards. SFAS 123R requires forfeitures to be estimated on the grant date and revised in subsequent periods if actual forfeitures differ from those estimates. Prior to the adoption of SFAS 123R, the Company accounted for forfeitures as they occurred. For pro forma disclosure purposes in accordance with SFAS 123, the Company estimated forfeitures.

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Prior to the adoption of SFAS 123R, the Company used the intrinsic value method prescribed in APB 25 and also followed the disclosure requirements of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” (“SFAS 148”); which required certain disclosures on a pro forma basis as if the fair value method had been followed for accounting for such compensation. The following table presents the pro forma effect on net income as if the Company had applied the fair value method to measure compensation cost prior to the Company’s adoption of SFAS 123R:

	Quarter Ended	Six Months Ended
	Fiscal September	Fiscal September
	2005	2005
	(Dollars in thousands,
	Except per share data)
Net income, as reported	$7,613	$15,360
Add: Stock-based employee compensation expense recorded in accordance with APB25, net of tax effect	—	—
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(41)	(981)

Pro forma net income	$7,572	$14,379

Earnings per share:
Basic – as reported	$.56	$1.14

Basic – pro forma	$.56	$1.07

Diluted – as reported	$.51	$1.03

Diluted – pro forma	$.51	$.96

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
     The weighted average fair value of options granted during the thirteen week periods ended fiscal September 2006 and 2005 was $6.16 and $6.06, respectively, and for the twenty-six week periods ended fiscal September 2006 and 2005 was $7.71 and $5.15, respectively. The fair values of the options granted were estimated on the date of their grant using the following weighted average assumptions:

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quarter Ended		Six Months Ended
	Fiscal September		Fiscal September
	2006	2005	2006	2005
Risk free interest rate	4.9%	4.4%	5.0%	4.1%
Expected life	6 years	5 years	6 years	6 years
Expected volatility	30.8%	28.3%	30.7%	28.4%
Expected dividend yield	5.4%	3.6%	4.8%	4.5%
     Total stock-based compensation expense included in selling, general and administrative and distribution expenses in the Company’s statement of operations for the fiscal quarter ended September 23, 2006 was $235,000. The related income tax benefit was $94,000. The Company did not have any stock-based compensation expense under APB 25 for the fiscal quarter ended September 24, 2005.
     Total stock-based compensation expense included in selling, general and administrative and distribution expenses in the Company’s statement of operations for the six months ended September 23, 2006 was $254,000. The related tax benefit was $102,000. The Company did not have any stock-based compensation expense under APB25 for the six months ended September 24, 2005.
     As a result of adopting SFAS 123R on March 26, 2006, the Company’s income before provision for income taxes and net income for the fiscal quarter ended September 23, 2006, were $235,000 and $141,000 lower, respectively, than if the Company had continued to account for stock-based compensation under APB 25. The related impact to basic and diluted earnings per share for the fiscal quarter ended September 23, 2006 was $.01 per share.
     The Company’s income before provision for income taxes and net income for the six months ended September 23, 2006, were $254,000 and $152,000 lower, respectively, than if the Company had continued to account for stock-based compensation under APB25. The related impact to basic and diluted earnings per share for the six months ended September 23, 2006 was $.01 per share.
     Prior to the adoption of SFAS 123R, the Company reported all income tax benefits resulting from the exercise of stock options as operating cash inflows in its consolidated statements of cash flow. In accordance with SFAS 123R, the Company revised its statement of cash flows presentation to include the excess tax benefits from the exercise of stock options as financing cash inflows. Accordingly, for the fiscal quarter ended September 23, 2006, the Company reported $391,000 of excess tax benefits as a financing cash inflow.
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

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     In November 1998, the Board of Directors authorized the 1998 Incentive Stock Option Plan (the “1998 Plan”), reserving 1,125,000 shares (as retroactively adjusted for the stock split) of common stock for issuance to officers and key employees. The 1998 Plan was approved by shareholders in August 1999.
     In May 2003, the Board of Directors authorized an additional 300,000 shares (as retroactively adjusted for the stock split) for issuance under the 1998 Plan, which were approved by shareholders in August 2003. In June 2005, the Compensation Committee of the Board of Directors (the “Compensation Committee”) authorized an additional 360,000 shares, which were approved by shareholders in August 2005.
     Generally, options vest within the first five years of their term, and have a duration of ten years. Outstanding options are exercisable for various periods through August 2016.
     A summary of changes in outstanding stock options is as follows:

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining	Aggregate
	of Options	Price	Life	Intrinsic Value
		(in dollars)	(in years)	(in millions)
Options outstanding at March 25, 2006	1,479,075	$12.37
Options granted	96,750	$36.65
Options exercised	(200,976)	$10.84
Options canceled	(5,046)	$26.54

Options outstanding at September 23, 2006	1,369,803	$14.24	5.2	$25.3

Exercisable at September 23, 2006	1,275,984	$12.59	4.8	$25.3

     A summary of the status of and changes in nonvested stock options granted as of and during the six months ended September 23, 2006 is presented below:

		Weighted Average
		Grant-Date Fair Value
	Shares	(per Share)
Nonvested at March 26, 2006	—
Granted	96,750	$8.24
Vested	—
Canceled	(950)	$8.25

Nonvested at September 23, 2006	95,800	$8.24

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

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     In June 2005, the Compensation Committee authorized an additional 50,000 shares, which were approved by shareholders in August 2005.
     A summary of changes in outstanding stock options is as follows:

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining	Aggregate
	of Options	Price	Life	Intrinsic Value
		(in dollars)	(in years)	(in millions)
Options outstanding at March 25, 2006	233,771	$14.47
Options granted	31,913	$30.93
Options exercised	(13,674)	$11.34
Options canceled	—

Options outstanding at September 23, 2006	252,010	$16.70	5.7	$4.0

Exercisable at September 23, 2006	252,010	$16.70	5.7	$4.0

     A summary of the status of and changes in nonvested stock options granted as of and during the six months ended September 23, 2006 is presented below:

		Weighted Average
		Grant-Date Fair Value
	Shares	(per Share)
Nonvested at March 26, 2006	—
Granted	31,913	$6.15
Vested	(31,913)	$6.15

Nonvested at September 23, 2006	—

     During the three months ended September 23, 2006, the fair value of awards vested under our stock plans was $.2 million. During the six months ended September 23, 2006, the fair value of awards vested under our stock plans was $.2 million.
     The aggregate intrinsic value in the preceding tables is based on the Company’s closing stock price of $32.44 as of the last trading day of the period ended September 23, 2006. The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the fiscal quarter ended September 23, 2006 was $.6 million. As of September 23, 2006, there was $340,000 of unrecognized compensation expense related to non-vested fixed stock options that is expected to be recognized over a weighted average period of 3.7 years.
     Cash received from option exercise under all stock option plans was $2.3 million and $1.2 million for the six months ended

September 2006 and September 2005, respectively.
     The Company issues new shares of common stock upon exercise of stock options.
Note 6 – Supplemental Disclosure of Cash Flow Information
     The following transactions represent non-cash investing and financing activities during the periods indicated:
SIX MONTHS ENDED SEPTEMBER 23, 2006:
     In connection with the ProCare Acquisition (Note 2), liabilities were assumed as follows:

Fair value of assets acquired	$5,434,500
Goodwill recorded	10,977,000
Cash paid in FY06	(1,600,000)
Cash paid in FY07, net of cash acquired	(12,874,000)

Liabilities assumed	$1,937,500

     In connection with the recording of capital leases, the Company increased fixed assets and long-term debt by $487,000.
     In connection with the accounting for income tax benefits related to the exercise of stock options, the Company reduced current liabilities and increased paid-in capital by $1,005,000.
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
Note 7 – Cash Dividends
     In April 2006, the Company’s Board of Directors declared a regular quarterly cash dividend of $.05 per common share or common share equivalent to be paid to shareholders of record on April 24, 2006. The dividend was paid on May 5, 2006 and amounted to $34,000 for preferred shareholders and $684,000 for common shareholders.
     In May 2006, the Company’s Board of Directors declared a regular quarterly cash dividend of $.07 per common share or common share equivalent to be paid to shareholders of record on July 18, 2006. The dividend was paid on July 28, 2006 and amounted to $47,000 for preferred shareholders and $969,000 for common shareholders.
     In October 2006, the Company’s Board of Directors declared a regular quarterly cash dividend of $.07 per share to be paid on October 30, 2006 to shareholders of record as of October 20, 2006. The dividend was paid on October 30, 2006 and amounted to $47,000 for preferred shareholders and $978,000 for common shareholders.
     The declaration of and any determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, capital requirements, compliance with charter and contractual restrictions, and such other factors as the Board of Directors deems relevant.
Note 8 – Income Taxes
     For the six months ended September 23, 2006, the Company recognized a $.4 million income tax benefit primarily related to the favorable resolution of state income tax issues.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     The statements contained in this Form 10-Q that are not historical facts, including (without limitation) statements made in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain statements of future expectations and other forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed. These factors include, but are not necessarily limited to, product demand, dependence on and competition within the primary markets in which the Company’s stores are located, the need for and costs associated with store renovations and other capital expenditures, the effect of economic conditions, the impact of competitive services and pricing, product development, parts supply restraints or difficulties, industry regulation, risks relating to leverage and debt service (including sensitivity to fluctuations in interest rates), continued availability of capital resources and financing, risks relating to integration of acquired businesses, the availability of vendor rebates and other factors set forth or incorporated elsewhere herein and in the Company’s other Securities and Exchange Commission filings including the report on Form 10-K for the fiscal year ended March 25, 2006 and subsequent periodic filings. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.
     The following table sets forth income statement data of Monro Muffler Brake, Inc. (“Monro” or the “Company”) expressed as a percentage of sales for the fiscal periods indicated:

	Quarter Ended		Six Months Ended
	Fiscal September		Fiscal September
	2006	2005	2006	2005
Sales	100.0%	100.0%	100.0%	100.0%

Cost of sales, including distribution and occupancy costs	58.9	58.4	58.6	57.7

Gross profit	41.1	41.6	41.4	42.3

Operating, selling, general and administrative expenses	29.9	28.0	30.0	28.2

Operating income	11.2	13.6	11.4	14.1

Interest expense — net	.8	.8	.7	.9

Other expense (income) — net	2.1	(.1)	.8	.2

Income before provision for income taxes	8.3	12.9	9.9	13.0

Provision for income taxes	3.1	4.9	3.5	4.9

Net income	5.2%	8.0%	6.4%	8.1%

Second Quarter and Six Months Ended September 23, 2006 Compared To Second Quarter and Six Months Ended September 24, 2005
     Sales were $107.3 million for the quarter ended September 23, 2006 as compared with $95.6 million in the quarter ended September 24, 2005. The sales increase of $11.7 million, or 12.2%, was due to an increase of $12.2 million related to new stores (including $9.9 million from the Acquired ProCare stores), and a comparable store sales increase of 1.1%. Partially offsetting this was a decrease in sales related to closed stores amounting to $1.6 million. There were 76 selling days in the quarter ended September 23, 2006 and in the quarter ended September 24, 2005.
     At September 23, 2006, the Company had 701 company-operated stores compared with 625 stores at September 24, 2005. During the quarter ended September 23, 2006, the Company opened two stores, and closed two.
     The new ProCare stores acquired on April 29, 2006 were purchased out of bankruptcy. These stores suffered significant declines in recent years and are not yet performing at a level where they are profitable. The ProCare stores lost approximately $.02 per share in the second quarter of fiscal 2007, and their performance negatively impacted gross margin by 1.1% and store direct costs (included in operating, selling, general and administrative (“SG&A”) expenses) by .6% in the current quarter. The ProCare stores loss for the six months ended September 23, 2006 is approximately $.04 per share. Their performance negatively impacted gross margin by .9% and store direct costs by .4% for the six months ended September 23, 2006.
     Sales for the six months ended September 23, 2006 were $205.7 million compared with $190.3 million for the comparable period in the prior year. The sales increase of $15.4 million is due to an increase of $19.5 million related to new stores (including $15.4 million from the acquired ProCare stores), offset by a comparable store sales decrease of .9% and a decrease in sales related to closed stores amounting to $3.0 million.
     Gross profit for the quarter ended September 23, 2006 was $44.1 million or 41.1% of sales as compared with $39.7 million or 41.6% of sales for the quarter ended September 24, 2005. As previously stated, the ProCare stores increased consolidated cost of sales and reduced gross profit by 1.1% as a percentage of sales during the quarter ended September 23, 2006. This occurred primarily in the areas of labor and occupancy costs. Due to negative comparable store sales at these locations, fixed occupancy costs created pressure on gross margin. Additionally, even in times of declining sales, technicians receive a minimum base wage when they are not fully productive. This subsidization of wages raised labor costs as a percentage of consolidated sales.
     Without ProCare, gross profit was 42.2% of sales as compared to 41.6% in the prior year. There was a shift in mix during the quarter ended September 23, 2006 to the lower margin maintenance and tire categories, as well as tire and oil cost increases. However, this negative pressure on gross profit was offset by an increase in vendor rebates recorded as a reduction of cost of sales, as compared to the prior year quarter.
     Excluding ProCare, labor and occupancy costs declined as a percent of sales during the quarter ended September 23, 2006 as compared to the prior year. Positive comparable store sales improved labor efficiency and created leverage against fixed occupancy costs.
     Gross profit for the six months ended September 23, 2006 was $85.1 million, or 41.4% of sales, compared with $80.4 million or 42.3% of sales for the six months ended September 24, 2005.
     SG&A expenses for the quarter ended September 23, 2006 increased by $5.3 million to $32.1 million from the quarter ended September 24, 2005, and were 29.9% of sales as compared to 28.0% in the prior year quarter. In addition to the percentage increase attributable to the ProCare stores, approximately one percentage point of the increase in SG&A expense as a percentage of sales is due primarily to a shift in cooperative advertising credits from SG&A to cost of sales in connection with the accounting for new vendor agreements under EITF 02-16. Additionally, advertising costs as a percentage of sales increased as compared to the prior year quarter.
     For the six months ended September 23, 2006, SG&A expenses increased by $8.0 million to $61.7 million from the comparable period of the prior year and were 30.0% of sales compared to 28.2%.
     Operating income for the quarter ended September 23, 2006 of approximately $12.0 million decreased 7.5% compared to operating income for the quarter ended September 24, 2005, and decreased as a percentage of sales from 13.6% to 11.2% for the same periods.
     Net interest expense for the quarter ended September 23, 2006 increased by approximately $.1 million as compared to the same period in the prior year, and remained flat as a percentage of sales for the same periods. There was an increase in the weighted average interest rate for the current year quarter of approximately 115 basis points as compared to the prior year, due to increases in prime and LIBOR interest rates, as well as some new capital leases that carry higher rates than the Company’s bank facility. Partially offsetting this was a decrease in the weighted average debt outstanding for the quarter ended September 23, 2006 of approximately $2.3 million, and an increase in interest income of $.1 million.
     Other expense increased $2.3 million as compared to the prior year, primarily related to the write-off of the Company’s investment in Strauss of $2.7 million, partially offset by a reduction in the closed store reserves of $.4 million.
     The effective tax rate for the quarter ended September 23, 2006 and September 24, 2005 was 37.5% and 38.0%, respectively, of pre-tax income. For the six months ended September 23, 2006 and September 24, 2005, the effective tax rates were 35.4% and 38.0%, respectively, of pre-tax income. Offsetting the current six months’ tax provision of 37.5% was the recognition of a $.4 million income tax benefit primarily related to the favorable resolution of state income tax issues.
     Net income for the quarter ended September 23, 2006 of $5.6 million decreased 26.5% from net income for the quarter ended September 24, 2005. Earnings per share on a diluted basis for the quarter ended September 23, 2006 decreased 27.5%.
     For the six months ended September 23, 2006, net income of $13.2 million decreased 14.3% and diluted earnings per share decreased 15.5%.
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
Capital Resources and Liquidity
     Capital Resources
     The Company’s primary capital requirements in fiscal 2007 are the upgrading of facilities and systems in existing stores and the funding of its store expansion program, including potential acquisitions of existing store chains. For the six months ended September 23, 2006, the Company spent $12.6 million principally for equipment and $14.5 million for the acquisition of ProCare stores. Funds were provided primarily by cash flow from operations. Management believes that the Company has sufficient resources available (including cash and equivalents, net cash flow from operations and bank financing) to expand its business as currently planned for the next several years.
     Liquidity
     In March 2003, the Company renewed its credit facility agreement. The amended financing arrangement consisted of an $83.4 million Revolving Credit facility, and a non-amortizing credit loan totaling $26.6 million.
     In July 2005, the Company amended its existing credit facility terms by entering into a five-year, $125 million Revolving Credit Facility agreement (the “Credit Facility”) (of which approximately $30.3 million was outstanding at September 23, 2006) with five banks in the lending syndicate that provided the Company’s prior financing arrangement. Interest only is payable monthly throughout the Credit Facility’s term. The Credit Facility increases the Company’s current borrowing capacity by $15 million to $125 million and includes a provision allowing the Company to expand the amount of the overall facility to $160 million, subject to existing or new lender(s) commitments at that time. The terms of the Credit Facility immediately reduced the spread the Company pays on LIBOR-based borrowings by 50 basis points and permit the payment of cash dividends not to exceed 25% of the preceding year’s net income. Additionally, the amended Credit Facility is not secured by the Company’s real property, although the Company has entered into an agreement not to encumber its real property, with certain permissible exceptions. Other terms of the Credit Facility are generally consistent with the Company’s prior financing agreement.
     The Company has financed the land associated with its office/warehouse facility via a mortgage note payable of $.7 million due in a balloon payment in 2015. In addition, the Company has financed certain store properties and equipment with capital leases, which amount to $11.8 million and are due in installments through 2023.
     Certain of the Company’s long-term debt agreements require, among other things, the maintenance of specified interest and rent coverage ratios and amounts of net worth. They also contain restrictions on cash dividend payments. At September 23, 2006, the Company is in compliance with the applicable debt covenants. These agreements permit mortgages and specific lease financing arrangements with other parties with certain limitations.
     From time to time, the Company enters into interest rate swap agreements, which involve the exchange of fixed and floating rate interest payments periodically over the life of the agreement without the exchange of the underlying principal amounts. The differential to be paid or received is accrued as interest rates change and is recognized over the life of the agreements as an offsetting adjustment to interest expense. Currently, the Company has no hedge agreements. The most recent swap agreement expired in October 2005.
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
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 to have a material impact on the financial results or existing covenants of the Company.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106 and 132 (R).” This standard requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur as a component of comprehensive income. The standard also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The requirement to recognize the funded status of a defined benefit postretirement plan is effective as of the end of the fiscal year ending after December 15, 2006. The provisions of SFAS No. 158 are being evaluated, with expected adoption of SFAS No. 158 on March 31, 2007. It is anticipated that the impact of the adoption will be a decrease of approximately $2.0 million in shareholders’ equity.
     In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 eliminates the diversity of practice surrounding how public companies quantify financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. SAB 108 must be applied to annual financial statements for their first fiscal year ending after November 15, 2006. The Company does not expect SAB 108 to have a material impact on its financial condition or results of operations.

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
Changes in internal controls
     There were no changes in the Company’s internal control over financial reporting during the quarter ended September 23, 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MONRO MUFFLER BRAKE, INC.
PART II — OTHER INFORMATION
Item 1A. Risk Factors
     There have been no changes to the risk factors described in the Company’s previously filed Annual Report on Form 10-K for the fiscal year ended March 25, 2006.
Item 4. Submission of Matters to a Vote of Security Holders
     The 2006 Annual Meeting of Shareholders of the Company (the “2006 Meeting”) was held on August 8, 2006. At the 2006 Meeting, the Company’s common shareholders elected the Company’s nominees Richard A. Berenson, Donald Glickman, Robert E. Mellor and Lionel B. Spiro to Class 1 of the Board of Directors, to serve until the election and qualification of their respective successors at the 2008 Annual Meeting of Shareholders. Such nominees for director received the following votes:

Name	Votes For	Votes Withheld
Richard A. Berenson	12,236,550	688,982
Donald Glickman	12,021,274	906,508
Robert E. Mellor	12,202,928	724,854
Lionel B. Spiro	12,210,052	717,730
     In addition, Frederick M. Danziger, Robert G. Gross, Peter J. Solomon and Francis R. Strawbridge will continue as Class 2 directors until the election and qualification of their respective successors at the 2007 Annual Meeting of Shareholders.
     Also approved was a proposal to evaluate the selection of independent public accountants (12,821,289 shares in favor, 105,407 shares against and 1,082 shares abstaining).
Item 6. Exhibits
     a. Exhibits
10.1	- Supply Agreement between the Company and The Valvoline Company dated April 1, 2006*

31.1	– Certification of Robert G. Gross pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	– Certification of Catherine D’Amico pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	– Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the

Sarbanes – Oxley Act of 2002

*Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONRO MUFFLER BRAKE, INC.
DATE: November 2, 2006	By /s/ Robert G. Gross
Robert G. Gross
President and Chief Executive Officer

DATE: November 2, 2006	By /s/ Catherine D’Amico
Catherine D’Amico
Executive Vice President-Finance, Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Page No.
10.1	Supply Agreement between the Company and The Valvoline Company dated April 1, 2006*	23

31.1	Certification of Robert G. Gross pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	30

31.2	Certification of Catherine D’Amico pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	31

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32

*	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.