Form 10-Q
period 2006-12-23
MONRO MUFFLER BRAKE INC
filed 2007-02-01
CIK 876427

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 23, 2006.
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
Large accelerated filer ☐       Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of January 20, 2007, 14,327,352 shares of the Registrant’s Common Stock, par value $ .01 per share, were outstanding.

MONRO MUFFLER BRAKE, INC.

MONRO MUFFLER BRAKE, INC.
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MONRO MUFFLER BRAKE, INC.
CONSOLIDATED BALANCE SHEET

	(Unaudited)
	December 23,	March 25,
	2006	2006
	(Dollars in thousands)
Assets
Current assets:
Cash and equivalents	$685	$3,780
Trade receivables	2,878	1,726
Inventories	63,373	60,378
Deferred income tax asset	1,465	1,133
Other current assets	17,541	18,091

Total current assets	85,942	85,108

Property, plant and equipment	321,852	291,789
Less – Accumulated depreciation and amortization	(139,888)	(128,164)

Net property, plant and equipment	181,964	163,625
Goodwill	56,521	37,766
Intangible assets and other noncurrent assets	11,246	16,896

Total assets	$335,673	$303,395

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$1,225	$525
Trade payables	26,633	25,802
Federal and state income taxes payable	26	1,937
Accrued payroll, payroll taxes and other payroll benefits	9,100	10,255
Accrued insurance	5,328	5,536
Other current liabilities	11,310	9,661

Total current liabilities	53,622	53,716

Long-term debt	56,558	46,327
Accrued rent expense	7,217	7,362
Other long-term liabilities	3,056	2,924
Deferred income tax liability	1,146	76

Total liabilities	121,599	110,405

Commitments
Shareholders’ equity:
Class C Convertible Preferred Stock, $1.50 par value, $.144 conversion value, 150,000 shares authorized; 65,000 shares issued and outstanding	97	97
Common Stock, $.01 par value, 20,000,000 shares authorized; 14,324,382 and 13,976,630 shares issued at December 23, 2006 and March 25, 2006, respectively	143	140
Treasury Stock, 331,628 shares, at cost	(2,056)	(2,056)
Additional paid-in capital	63,477	57,661
Retained earnings	152,413	137,148

Total shareholders’ equity	214,074	192,990

Total liabilities and shareholders’ equity	$335,673	$303,395

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Quarter Ended		Nine Months Ended
	Fiscal December		Fiscal December
	2006	2005	2006	2005
		(Dollars in thousands, except per share data)
Sales	$103,787	$90,188	$309,518	$280,454
Cost of sales, including distribution and occupancy costs	63,436	55,300	184,027	165,119

Gross profit	40,351	34,888	125,491	115,335
Operating, selling, general and administrative expenses	30,282	27,463	92,002	81,142

Operating income	10,069	7,425	33,489	34,193
Interest expense, net of interest income for the quarter of $3 in 2006 and $5 in 2005, and year-to-date of $369 in 2006 and $22 in 2005	1,833	845	3,364	2,537
Other expense, net	451	30	1,972	333

Income before provision for income taxes	7,785	6,550	28,153	31,323
Provision for income taxes	2,919	2,489	10,129	11,903

Net income	$4,866	$4,061	$18,024	$19,420

Earnings per share:
Basic	$.35	$.30	$1.29	$1.43

Diluted	$.32	$.27	$1.18	$1.30

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
(Dollars in thousands)

				Additional
	Preferred	Common	Treasury	Paid-in	Retained
	Stock	Stock	Stock	Capital	Earnings	Total
Balance at March 25, 2006	$97	$140	$(2,056)	$57,661	$137,148	$192,990

Net income					18,024	18,024

Cash dividends: Preferred					(128)	(128)
Common					(2,631)	(2,631)

Tax benefit from exercise of stock options				2,198		2,198

Exercise of stock options		3		3,314		3,317

Stock option compensation				304		304

Balance at December 23, 2006	$97	$143	$(2,056)	$63,477	$152,413	$214,074

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended Fiscal December
	2006	2005
	(Dollars in thousands)
	Increase (Decrease) in Cash
Cash flows from operating activities:
Net income	$18,024	$19,420

Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	14,907	13,249
Loss on investment in R&S Parts and Services, Inc.	2,754
Stock-based compensation expense	304
Excess tax benefits from share-based payment arrangements	(1,388)
Net change in deferred income taxes	738	(773)
Gain on disposal of property, plant and equipment	(724)	(111)
Gain from relocation of tire store	(900)
(Increase) Decrease in trade receivables	(1,152)	198
Increase in inventories	(2,042)	(2,856)
Decrease (Increase) in other current assets	139	(1,337)
Increase in other noncurrent assets	(2,192)	(1,250)
Increase (Decrease) in trade payables	705	(2,876)
(Decrease) Increase in accrued expenses	(200)	276
Increase in income taxes payable	287	2,776
Decrease in other long-term liabilities	(260)	(668)

Total adjustments	10,976	6,628

Net cash provided by operating activities	29,000	26,048

Cash flows from investing activities:
Capital expenditures	(17,017)	(12,354)
Acquisition of ProCare, net of cash acquired	(12,874)
Proceeds from the disposal of property, plant and equipment	1,467	1,855
Proceeds from relocation of tire store	450
Repayment of loan receivable from (loan to) R&S Parts and Services, Inc.	5,000	(5,000)
Investment in R&S Parts and Services, Inc.		(2,000)

Net cash used for investing activities	(22,974)	(17,499)

Cash flows from financing activities:
Proceeds from borrowings	95,187	166,142
Principal payments on long-term debt and capital lease obligations	(106,254)	(177,535)
Exercise of stock options	3,317	1,368
Exercise of warrants		2,010
Excess tax benefits from share-based payment arrangements	1,388
Dividends to shareholders	(2,759)	(1,422)

Net cash used for financing activities	(9,121)	(9,437)

Decrease in cash	(3,095)	(888)
Cash at beginning of period	3,780	888

Cash at end of period	$685	$—

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Condensed Consolidated Financial Statements
     The consolidated balance sheet as of December 23, 2006, the consolidated statements of income for the quarters and nine months ended December 23, 2006 and December 24, 2005, the consolidated statements of cash flows for the nine months ended December 23, 2006 and December 24, 2005 and the consolidated statement of changes in shareholders’ equity for the nine months ended December 23, 2006, include Monro Muffler Brake, Inc. and its wholly owned subsidiaries (the “Company”). These unaudited condensed consolidated financial statements have been prepared by the Company and are subject to year-end adjustments. In the opinion of management, all known adjustments (consisting of normal recurring accruals or adjustments) have been made to state fairly the financial position, results of operations and cash flows for the unaudited periods presented.
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
     The Company reports its results on a 52/53 week fiscal year with the fiscal year ending on the last Saturday in March of each year. The following are the dates represented by each fiscal period reported in these condensed financial statements:

“Quarter Ended Fiscal December 2006”:	September 24, 2006 – December 23, 2006 (13 weeks)
“Quarter Ended Fiscal December 2005”:	September 25, 2005 – December 24, 2005 (13 weeks)
“Nine months Ended Fiscal December 2006”:	March 26, 2006 – December 23, 2006 (39 weeks)
“Nine months Ended Fiscal December 2005”:	March 27, 2005 – December 24, 2005 (39 weeks)
     Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current year’s presentation.
Note 2 – Acquisitions
     Effective April 29, 2006, the Company acquired 75 automotive maintenance and repair service stores located in eight metropolitan areas throughout Ohio and Pennsylvania from ProCare Automotive Service Solutions LLC (“ProCare”). The Company acquired the business and substantially all of the operating assets of these stores, which consist primarily of inventory and equipment, and assumed certain liabilities. The purchase price was $14.5 million in cash which was financed through the Company’s existing bank facility. The excess of the purchase price over the fair values of assets acquired and liabilities assumed was allocated to goodwill. Preliminary goodwill of approximately $11.0 million was recorded on the acquisition and increased by $8.0 million during the third quarter to a total of $19.0 million as a result of on-going purchase accounting adjustments. The Company converted 31 of the acquired ProCare stores to tire stores which are operating under the Mr. Tire brand name. The purchase price will be adjusted post-closing to reflect final counts of inventory and fixed assets and the completion of the Company’s purchase accounting procedures by the first quarter of fiscal 2008. The remaining stores are operating as service stores under the Monro brand name. The results of operations of the acquired ProCare stores are included in the Company’s results from April 29, 2006.
     On November 1, 2005, the Company acquired a 13 percent interest in R&S Parts and Service, Inc. (“R&S”), a privately owned automotive aftermarket parts and service chain, for $2.0 million from GDJ Retail LLC. As part of the transaction, the Company also loaned R&S $5.0 million under a secured subordinated debt agreement that had a five-year term and carried an 8 percent interest rate. The loan was repaid in full in December 2006.
     On August 11, 2006, the Company announced that it would not exercise its option to purchase the remaining 87% of R&S, originally negotiated for an additional $12.0 million in cash and $1.0 million of Monro stock . In addition, the Company recorded an after-tax impairment charge of $1.7 million with respect to the original 13% equity investment as well as due diligence costs related to R&S. Management reached this conclusion after learning that R&S had filed petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. The impairment charge has been reflected within “Other Expenses” on the Consolidated Statement of Income for the nine months ended December 23, 2006.

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Under the terms of the R&S debtor-in-possession financing, the Bankruptcy Court ordered the repayment to Monro of the $5 million secured loan, plus a portion of legal and other fees incurred by Monro in connection with the issuance and repayment of the loan. Following the payment to Monro, the Creditors’ Committee appointed in R & S’s bankruptcy, began investigating the repayment to determine whether the Creditors’ Committee should commence proceedings seeking to repayment with respect to all or a portion of the $5 million. Should the Creditors’ Committee choose to file suit against Monro in an effort to force Monro to disgorge all or some portion of the $5 million, the Company plans to vigorously defend its position, and believes that it is unlikely that the Company will sustain any loss as a result of such claim.
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

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following is a reconciliation of basic and diluted EPS for the respective periods:

	Quarter Ended		Nine Months Ended
	Fiscal December		Fiscal December
	2006	2005	2006	2005
	(Dollars in thousands, except per share data)
Numerator for earnings per common share calculation:

Net Income	$4,866	$4,061	$18,024	$19,420
Less: Preferred stock dividends	(47)	(34)	(128)	(68)

Income available to common stockholders	$4,819	$4,027	$17,896	$19,352

Denominator for earnings per common share calculation:

Weighted average common shares, basic	13,951	13,583	13,835	13,500

Effect of dilutive securities:
Preferred Stock	675	675	675	675
Stock options and warrants	656	780	726	795

Weighted average number of common shares, diluted	15,282	15,038	15,236	14,970

Basic Earnings per common share:	$.35	$.30	$1.29	$1.43

Diluted Earnings per common share:	$.32	$.27	$1.18	$1.30

     The computation of diluted EPS excludes the effect of the assumed exercise of approximately 97,600 stock options for the three and nine months ended fiscal December 2006, and 300 and 2,300 respectively, for the three and nine months ended fiscal December 2005. Such amounts were excluded as the exercise prices of these options were greater than the average market value of the Company’s common stock for those periods, resulting in an anti-dilutive effect on diluted EPS.
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

	Quarter Ended	Nine Months Ended
	Fiscal December 2005	Fiscal December 2005
	(dollars in thousands,
	except per share data)
Net income, as reported	$4,061	$19,420
Add: Stock-based employee compensation expense recorded in accordance with APB 25, net of tax effect	—	—
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects	(250)	(1,231)

Pro forma net income	$3,811	$18,189

Earnings per share:
Basic – as reported	$.30	$1.43

Basic – pro forma	$.28	$1.34

Diluted – as reported	$.27	$1.30

Diluted – pro forma	$.25	$1.21

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
     The weighted average fair value of options granted during the thirteen week period ended fiscal December 2006 was $7.39, and for the twenty-six week period ended fiscal December 2006 and 2005 was $7.66 and $5.15, respectively. There were no options granted during the thirteen-week period ended fiscal December 2005. The fair values of the options granted were estimated on the date of their grant using the following weighted average assumptions:

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quarter Ended		Nine Months Ended
	Fiscal December		Fiscal December
	2006	2005	2006	2005
Risk free interest rate	4.7%	N/A	5.0%	4.1%
Expected life	6 years	N/A	6 years	6 years
Expected volatility	30.4%	N/A	30.6%	28.4%
Expected dividend yield	4.8%	N/A	4.8%	4.5%
     Total stock-based compensation expense included in selling, general and administrative and distribution expenses in the Company’s statement of operations for the fiscal quarter ended December 23, 2006 was $50,000. The related income tax benefit was $20,000. The Company did not have any stock-based compensation expense under APB 25 for the fiscal quarter ended December 24, 2005.
     Total stock-based compensation expense included in selling, general and administrative and distribution expenses in the Company’s statement of operations for the nine months ended December 23, 2006 was $305,000. The related tax benefit was $122,000. The Company did not have any stock-based compensation expense under APB 25 for the nine months ended December 24, 2005.
     As a result of adopting SFAS 123R on March 26, 2006, the Company’s income before provision for income taxes and net income for the fiscal quarter ended December 23, 2006, were $50,000 and $30,000 lower, respectively, than if the Company had continued to account for stock-based compensation under APB 25. The related impact to basic and diluted earnings per share for the fiscal quarter ended December 23, 2006 was not material.
     The Company’s income before provision for income taxes and net income for the nine months ended December 23, 2006, were $305,000 and $183,000 lower, respectively, than if the Company had continued to account for stock-based compensation under APB 25. The related impact to basic and diluted earnings per share for the nine months ended December 23, 2006 was $.01 per share.
     Prior to the adoption of SFAS 123R, the Company reported all income tax benefits resulting from the exercise of stock options as operating cash inflows in its consolidated statements of cash flow. In accordance with SFAS 123R, the Company revised its statement of cash flows presentation to include the excess tax benefits from the exercise of stock options as financing cash inflows. Accordingly, for the fiscal quarter ended December 23, 2006, the Company reported $1,388,000 of excess tax benefits as a financing cash inflow.
     Under the 1984 and 1987 Incentive Stock Option Plans, 1,091,508 shares (as retroactively adjusted for stock dividends and the December 16, 2003 three-for-two stock split) of common stock were reserved for issuance to officers and key employees. The 1989 Incentive Stock Option Plan authorized an additional 1,126,558 shares (as retroactively adjusted for stock dividends and the stock split) for issuance.

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
     Generally, options vest within the first five years of their term, and have a duration of ten years. Outstanding options are exercisable for various periods through December 2016.
     A summary of changes in outstanding stock options is as follows:

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining	Aggregate
	of Options	Price	Life	Intrinsic Value
			(in years)	(in millions)
Options outstanding at March 25, 2006	1,479,075	$12.37
Options granted	125,050	$36.28
Options exercised	(334,172)	$9.47
Options canceled	(11,269)	$28.00

Options outstanding at December 23, 2006	1,258,684	$15.36	5.2	$23.8

Exercisable at December 23, 2006	1,141,109	$13.20	4.8	$23.8

     A summary of the status of and changes in nonvested stock options granted as of and during the nine months ended December 23, 2006 is presented below:

		Weighted Average
		Grant-Date Fair Value
	Shares	(per Share)
Nonvested at March 26, 2006	—
Granted	125,050	$8.05
Vested	—
Canceled	(4,975)	$8.20

Nonvested at December 23, 2006	120,075	$8.04

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
     In June 2005, the Compensation Committee authorized an additional 50,000 shares, which were approved by shareholders in August 2005.
     A summary of changes in outstanding stock options is as follows:

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining	Aggregate
	of Options	Price	Life	Intrinsic Value
			(in years)	(in millions)
Options outstanding at March 25, 2006	233,771	$14.47
Options granted	31,913	$30.93
Options exercised	(13,674)	$11.34
Options canceled	—

Options outstanding at December 23, 2006	252,010	$16.70	3.1	$4.4

Exercisable at December 23, 2006	252,010	$16.70	3.1	$4.4

     A summary of the status of and changes in nonvested stock options granted as of and during the nine months ended December 23, 2006 is presented below:

		Weighted Average
		Grant-Date Fair Value
	Shares	(per Share)
Nonvested at March 26, 2006	—
Granted	31,913	$6.15
Vested	(31,913)	$6.15

Nonvested at December 23, 2006	—

     During the nine months ended December 23, 2006, the fair value of awards vested under the Company’s stock plans was $.2 million.
     The aggregate intrinsic value in the preceding tables is based on the Company’s closing stock price of $34.03 as of the last trading day of the period ended December 23, 2006. The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the nine months ended December 23, 2006 was $9.0 million. As of December 23, 2006, there was $422,000 of unrecognized compensation expense related to non-vested fixed stock options that is expected to be recognized over a weighted average period of 3.5 years.

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Cash received from option exercise under all stock option plans was $3.3 million and $1.4 million for the nine months ended December 2006 and December 2005, respectively.
     The Company issues new shares of common stock upon exercise of stock options.
Note 6 – Supplemental Disclosure of Cash Flow Information
     The following transactions represent non-cash investing and financing activities during the periods indicated:
NINE MONTHS ENDED DECEMBER 23, 2006:
     In connection with the ProCare Acquisition (Note 2), liabilities were assumed as follows:

Fair value of assets acquired	$18,767,000
Goodwill recorded	18,926,000
Cash paid in FY06	(1,600,000)
Cash paid in FY07, net of cash acquired	(12,874,000)

Liabilities assumed	$23,219,000

     In connection with the recording of capital leases, the Company increased fixed assets and long-term debt by $698,000.
     In connection with the accounting for income tax benefits related to the exercise of stock options, the Company reduced current liabilities and increased paid-in capital by $2,198,000.
NINE MONTHS ENDED DECEMBER 24, 2005:
     In connection with the disposal of assets, the Company reduced both fixed assets and long-term liabilities by $94,000.
     In connection with the recording of capital leases, the Company increased fixed assets by $1,086,000, goodwill by $502,000 and long-term debt by $1,588,000.
     In connection with recording the value of the Company’s swap contracts, other comprehensive income increased by $17,000, other long-term liabilities decreased by $28,000 and the deferred income tax liability was increased by $11,000.
     In connection with the accounting for income tax benefits related to the exercise of stock options, the Company reduced current liabilities and increased paid-in capital by $647,000.
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
     In October 2006, the Company’s Board of Directors declared a regular quarterly cash dividend of $.07 per share to be paid to shareholders of record as of October 20, 2006. The dividend was paid on October 30, 2006 and amounted to $47,000 for preferred shareholders and $978,000 for common shareholders.

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     In January 2007, the Company’s Board of Directors declared a regular quarterly cash dividend of $.07 per share to be paid to shareholders of record as of January 19, 2007. The dividend was paid on January 29, 2007 and amounted to $47,000 for preferred shareholders and $980,000 for common shareholders.
     The declaration of and any determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, capital requirements, compliance with charter and contractual restrictions, and such other factors as the Board of Directors deems relevant.
Note 8 – Income Taxes
     For the nine months ended December 23, 2006, the Company recognized a $.4 million income tax benefit primarily related to the favorable resolution of state income tax issues.
Note 9 – Subsequent Events
     In January 2007, the Company’s Board of Directors approved a share repurchase program authorizing the Company to purchase up to $30 million of its common stock. The purchases may be made from time to time in the open market or through privately negotiated transactions at management’s discretion, depending on market conditions and other factors, in accordance with Securities and Exchange Commission requirements. The share repurchase program has a term of 12 months.
     Additionally, the Company extended its existing credit facility for 18 months, from July 2010 to January 2012, and increased the accordion feature by $40 million to a total debt facility of $200 million. All other terms of the agreement are essentially the same.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
     The statements contained in this Form 10-Q that are not historical facts, including (without limitation) statements made in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain statements of future expectations and other forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed. These factors include, but are not necessarily limited to, product demand, dependence on and competition within the primary markets in which the Company’s stores are located, the need for and costs associated with store renovations and other capital expenditures, the effect of economic conditions, the impact of competitive services and pricing, product development, parts supply restraints or difficulties, industry regulation, risks relating to leverage and debt service (including sensitivity to fluctuations in interest rates), continued availability of capital resources and financing, risks relating to integration of acquired businesses, the availability of vendor rebates and other factors set forth or incorporated elsewhere herein and in the Company’s other Securities and Exchange Commission filings, including the report on Form 10-K for the fiscal year ended March 25, 2006 and subsequent periodic filings. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.
     The following table sets forth income statement data of Monro Muffler Brake, Inc. (“Monro” or the “Company”) expressed as a percentage of sales for the fiscal periods indicated:

	Quarter Ended		Nine Months Ended
	Fiscal December		Fiscal December
	2006	2005	2006	2005
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including distribution and occupancy costs	61.1	61.3	59.5	58.9

Gross profit	38.9	38.7	40.5	41.1
Operating, selling, general and administrative expenses	29.2	30.5	29.7	28.9

Operating income	9.7	8.2	10.8	12.2
Interest expense — net	1.8	.9	1.1	.9
Other expense — net	.4	—	.6	.1

Income before provision for income taxes	7.5	7.3	9.1	11.2
Provision for income taxes	2.8	2.8	3.3	4.3

Net income	4.7%	4.5%	5.8%	6.9%

Third Quarter and Nine Months Ended December 23, 2006 Compared To Third Quarter and Nine Months Ended December 24, 2005
     Sales were $103.8 million for the quarter ended December 23, 2006 as compared with $90.2 million in the quarter ended December 24, 2005. The sales increase of $13.6 million, or 15.1%, was due to an increase of $11.9 million related to new stores (including $9.9 million from the Acquired ProCare stores), and a comparable store sales increase of 2.9%. Partially offsetting this was a decrease in sales related to closed stores amounting to $1.5 million. There were 77 selling days in the quarter ended December 23, 2006 and in the quarter ended December 24, 2005.
     At December 23, 2006, the Company had 699 company-operated stores compared with 625 stores at December 24, 2005. During the quarter ended December 23, 2006, the Company opened one store, and closed three.
     The new ProCare stores acquired on April 29, 2006 were purchased out of bankruptcy. These stores suffered significant declines in recent years and are not yet performing at a level where they are profitable. The ProCare stores lost approximately $.02 per share in the third quarter of fiscal 2007, and their performance negatively impacted gross margin by .4% and store direct costs (included in operating, selling, general and administrative (“SG&A”) expenses) by .5% in the current quarter. The ProCare stores loss for the nine months ended December 23, 2006 is approximately $.05 per share. Their performance negatively impacted gross margin by .8% and store direct costs by .4% for the nine months ended December 23, 2006.
     Sales for the nine months ended December 23, 2006 were $309.5 million compared with $280.5 million for the comparable period in the prior year. The sales increase of $29.0 million is due to an increase of $31.4 million related to new stores (including $25.4 million from the acquired ProCare stores), and a comparable store sales increase of .3%. Partially offsetting this was a decrease in sales related to closed stores amounting to $4.5 million.
     Gross profit for the quarter ended December 23, 2006 was $40.4 million or 38.9% of sales as compared with $34.9 million or 38.7% of sales for the quarter ended December 24, 2005. As previously stated, the ProCare stores increased consolidated cost of sales and reduced gross profit by .4% as a percentage of sales during the quarter ended December 23, 2006. This occurred in the areas of material, labor and occupancy costs. Even in times of declining sales, technicians receive a minimum base wage when they are not fully productive. This subsidization of wages raised labor costs as a percentage of consolidated sales. Additionally, due to negative comparable store sales at these locations, fixed occupancy costs created pressure on gross margin. However, partially offsetting the pressure on occupancy costs as a percentage of sales was a reduction of occupancy costs related to the recording of 44 capital leases in connection with the true-up of the acquisition accounting for the ProCare stores. This reduced rent expense by approximately $1.2 million, and increased depreciation by approximately $.4 million.
     Without ProCare, gross profit was 39.3% of sales as compared to 38.7% in the prior year. There was a shift in mix during the quarter ended December 23, 2006 to the lower margin maintenance and tire categories, as well as tire and oil cost increases. However, this negative pressure on gross profit was offset by an increase in vendor rebates recorded as a reduction of cost of sales, as compared to the prior year quarter.
     Excluding ProCare, labor and occupancy costs declined as a percent of sales during the quarter ended December 23, 2006 as compared to the prior year. Positive comparable store sales improved labor efficiency and created leverage against fixed occupancy costs.
     Gross profit for the nine months ended December 23, 2006 was $125.5 million, or 40.5% of sales, compared with $115.3 million or 41.1% of sales for the nine months ended December 24, 2005.
     SG&A expenses for the quarter ended December 23, 2006 increased by $2.8 million to $30.3 million from the quarter ended December 24, 2005, and were 29.2% of sales as compared to 30.5% in the prior year quarter. In addition to the percentage increase attributable to the ProCare stores, a shift in cooperative advertising credits from SG&A to cost of sales in connection with the accounting for new vendor agreements under EITF 02-16 caused SG&A expenses to increase approximately one percentage point as compared to the prior year quarter. Offsetting these increases, however, was a decrease in: 1) benefits costs as a percentage of sales, primarily related to favorable claims experience; 2) management bonus expense due to the Company not attaining minimum profit goals; and 3) advertising costs as the Company trimmed spending in reaction to consumer cautiousness about the economy and rising gas prices.
     For the nine months ended December 23, 2006, SG&A expenses increased by $10.9 million to $92.0 million from the comparable period of the prior year and were 29.7% of sales compared to 28.9%.
     Operating income for the quarter ended December 23, 2006 of approximately $10.1 million increased 35.6% compared to operating income for the quarter ended December 24, 2005, and increased as a percentage of sales from 8.2% to 9.7% for the same periods.

     Net interest expense for the quarter ended December 23, 2006 increased by approximately $1.0 million as compared to the same period in the prior year, and increased from .9% to 1.8% as a percentage of sales for the same periods. There was an increase in the weighted average debt outstanding of approximately $13.3 million quarter over quarter, primarily related to the aforementioned capital lease entry for the ProCare stores. There was an increase in the weighted average interest rate for the current year quarter of approximately 500 basis points as compared to the prior year. Without the one-time ProCare adjustment, the weighted average interest rate increased by approximately 150 basis points, due to increases in prime and LIBOR interest rates, as well as the ProCare and other new capital leases that carry higher rates than the Company’s bank facility. The ProCare acquisition accounting entry increased interest expense by approximately $.8 million in the third quarter of fiscal 2007.
     Other expense for the quarter increased $.4 million as compared to the same period in the prior year, primarily consisting of increased amortization expense of $.1 million, some additional write-offs related to R&S of approximately $.1 million, and increased loss on sale of assets of approximately $.1 million.
     The effective tax rate for the quarter ended December 23, 2006 and December 24, 2005 was 37.5% and 38.0%, respectively, of pre-tax income. For the nine months ended December 23, 2006 and December 24, 2005, the effective tax rates were 36.0% and 38.0%, respectively, of pre-tax income. Offsetting the current nine months’ tax provision of 37.5% was the recognition of a $.4 million income tax benefit primarily related to the favorable resolution of state income tax issues.
     Net income for the quarter ended December 23, 2006 of $4.9 million increased 19.8% from net income for the quarter ended December 24, 2005. Earnings per share on a diluted basis for the quarter ended December 23, 2006 increased 18.5%.
     For the nine months ended December 23, 2006, net income of $18.0 million decreased 7.2% and diluted earnings per share decreased 9.2%.
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
Capital Resources and Liquidity
     Capital Resources
     The Company’s primary capital requirements in fiscal 2007 are the upgrading of facilities and systems in existing stores and the funding of its store expansion program, including potential acquisitions of existing store chains. For the nine months ended December 23, 2006, the Company spent $17.0 million principally for equipment and $12.9 million for the acquisition of ProCare stores. Funds were provided primarily by cash flow from operations. Management believes that the Company has sufficient resources available (including cash and equivalents, net cash flow from operations and bank financing) to expand its business as currently planned for the next several years.
     Liquidity
     In March 2003, the Company renewed its credit facility agreement. The amended financing arrangement consisted of an $83.4 million Revolving Credit facility, and a non-amortizing credit loan totaling $26.6 million.
     In July 2005, the Company amended its existing credit facility terms by entering into a five-year, $125 million Revolving Credit Facility agreement (the “Credit Facility”) (of which approximately $24.5 million was outstanding at December 23, 2006) with five banks in the lending syndicate that provided the Company’s prior financing arrangement. Interest only is payable monthly throughout the Credit Facility’s term. The Credit Facility increases the Company’s current borrowing capacity by $15 million to $125 million and includes a provision allowing the Company to expand the amount of the overall facility to $160 million, subject to existing or new lender(s) commitments at that time. The terms of the Credit Facility immediately reduced the spread the Company pays on LIBOR-based borrowings by 50 basis points and permit the payment of cash dividends not to exceed 25% of the preceding year’s net income. Additionally, the amended Credit Facility is not secured by the Company’s real property, although the Company has entered into an agreement not to encumber its real property, with certain permissible exceptions. Other terms of the Credit Facility are generally consistent with the Company’s prior financing agreement.
     In January 2007, the Company amended the Credit Facility to: 1) allow stock buybacks subject to the Company being able to meet its existing financial covenants; 2) extend the termination date by 18 months to January 2012; and 3) increase the accordion feature by $40 million, which allows the Company to expand the amount of the overall facility to $200 million.

     The Company has financed the land associated with its office/warehouse facility via a mortgage note payable of $.7 million due in a balloon payment in 2015. In addition, the Company has financed certain store properties and equipment with capital leases, which amount to $32.6 million and are due in installments through 2024.
     Certain of the Company’s long-term debt agreements require, among other things, the maintenance of specified interest and rent coverage ratios and amounts of net worth. They also contain restrictions on cash dividend payments. At December 23, 2006, the Company is in compliance with the applicable debt covenants. These agreements permit mortgages and specific lease financing arrangements with other parties with certain limitations.
     From time to time, the Company enters into interest rate swap agreements, which involve the exchange of fixed and floating rate interest payments periodically over the life of the agreement without the exchange of the underlying principal amounts. The differential to be paid or received is accrued as interest rates change and is recognized over the life of the agreements as an offsetting adjustment to interest expense. Currently, the Company has no swap agreements. The most recent hedge agreement expired in October 2005.
Recent Accounting Pronouncements
     In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments” (an amendment of FASB Statements No. 133 and 140). This Statement permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after December 15, 2006 (fiscal year 2008 for the Company). Additionally, the fair value may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under previous accounting guidance prior to the adoption of this Statement. The Company does not believe the adoption of SFAS 155 will have a material impact on the financial statements.
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
     Changes in internal controls
     There were no changes in the Company’s internal control over financial reporting during the quarter ended December 23, 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MONRO MUFFLER BRAKE, INC.
PART II — OTHER INFORMATION
Item 1A. Risk Factors
     There have been no changes to the risk factors described in the Company’s previously filed Annual Report on Form 10-K for the fiscal year ended March 25, 2006.
Item 6. Exhibits
     a. Exhibits

10.04e	–	Amendment No. 5 to GUST Restatement, dated December 21, 2006, to Retirement Plan of the Company

10.11a	–	Amendment No. 1 to Credit Agreement, dated January 12, 2007, by and among the Company, Charter One Bank, N.A., as Administrative Agent, and certain lenders party thereto

31.1	–	Certification of Robert G. Gross pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2	–	Certification of Catherine D’Amico pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1	–	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONRO MUFFLER BRAKE, INC.
DATE: February 1, 2007	By	/s/ Robert G. Gross
Robert G. Gross
President and Chief Executive Officer

DATE: February 1, 2007	By	/s/ Catherine D’Amico
Catherine D’Amico
Executive Vice President-Finance, Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Page No.

10.04e	Amendment No. 5 to GUST Restatement, dated December 21, 2006, to Retirement Plan of the Company	24

10.11a	Amendment No. 1 to Credit Agreement, dated January 12, 2007, by and among the Company, Charter One Bank, N.A., as Administrative Agent, and certain lenders party thereto.	25

31.1	Certification of Robert G. Gross pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	37

31.2	Certification of Catherine D’Amico pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	38

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	39