Form 10-K
period 2007-03-31
MONRO MUFFLER BRAKE INC
filed 2007-06-14
CIK 876427

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(MARK ONE)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For Fiscal Year Ended March 31, 2007
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
Common Stock, par value $.01 per share

Securities registered pursuant to Section 12(g) of the Act:
NONE
(Title of Class)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

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

As of June 1, 2007, the aggregate market value of voting stock held by non-affiliates of the registrant was $492,480,000.

As of June 1, 2007, 14,378,133 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement (to be filed pursuant to Regulation 14A) for the 2007 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III hereof.

PART I

Item 1.  Business

GENERAL

Monro Muffler Brake, Inc. (“Monro” or the “Company”) is a chain of 698 Company-operated stores (as of March 31, 2007) and 14 dealer-operated stores providing automotive undercar repair and tire services in the United States. At March 31, 2007, Monro operated Company stores in New York, Pennsylvania, Ohio, Connecticut, Massachusetts, West Virginia, Virginia, Maryland, Vermont, New Hampshire, New Jersey, North Carolina, South Carolina, Indiana, Rhode Island, Delaware and Maine under the names “Monro Muffler Brake & Service”, “Tread Quarters Discount Tire” and “Mr. Tire” (together, the “Company Stores”). The Company’s Stores typically are situated in high-visibility locations in suburban areas and small towns, as well as in major metropolitan areas. The Company Stores serviced approximately 3,528,000 vehicles in fiscal 2007. (References herein to fiscal years are to the Company’s year ended fiscal March [e.g., references to “fiscal 2007” are to the Company’s fiscal year ended March 31, 2007].)

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

The Company provides a broad range of services on passenger cars, light trucks and vans for brakes (estimated at 23% of fiscal 2007 sales); mufflers and exhaust systems (8%); and steering, drive train, suspension and wheel alignment (14%). The Company also provides other products and services including tires (24%) and routine maintenance services including state inspections (31%). Monro specializes in the repair and replacement of parts which must be periodically replaced as they wear out. Normal wear on these parts generally is not covered by new car warranties. The Company typically does not perform under-the-hood repair services except for oil change services, various “flush and fill” services and some minor tune-up services. The Company does not sell parts or accessories to the do-it-yourself market.

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

The Company’s sales mix for fiscal 2007 and 2006 is as follows:

	Service Stores		Tire Stores		Total Company
	FY07	FY06	FY07	FY06	FY07	FY06

Brakes	28%	30%	11%	11%	23%	24%
Exhaust	12	15	1	1	8	11
Steering	15	15	11	11	14	14
Tires	10	8	54	57	24	23
Maintenance	35	32	23	20	31	28

Total	100%	100%	100%	100%	100%	100%

The Company has one wholly-owned subsidiary, Monro Service Corporation, which is a Delaware corporation qualified to do business in the State of New York.

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

Effective April 1, 2002, the Company completed the acquisition of Kimmel Automotive, Inc. (the “Kimmel Acquisition”). Kimmel operated 34 tire and automotive repair stores in Maryland and Virginia, as well as Wholesale and Truck Tire Divisions (including two commercial stores). In June 2002, Monro disposed of Kimmel’s Truck Tire Division. The Maryland stores now operate primarily under the Mr. Tire brand name while the Virginia stores continue to operate under the Tread Quarters brand name.

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

With the Mr. Tire Acquisition, the Company has 51 stores in the Baltimore, Maryland area. To further solidify the Company’s leading position in this large metropolitan area, in the first quarter of fiscal 2005, the Company’s existing Speedy locations were converted to Monro branded stores and the Kimmel stores were converted to Monro and Mr. Tire branded stores. The Company believes that this initiative has increased brand awareness and raised visibility of its two dominant brands in the market. In connection with this re-branding effort, the Company closed one existing Kimmel store in fiscal 2005.

In fiscal 2005, the Company further expanded its presence in Maryland through the acquisition of certain assets of Rice Tire, Inc. (the “Rice Acquisition”) and Henderson Holdings, Inc. (the “Henderson Acquisition”), which added five and ten retail tire and automotive repair stores in the Frederick and southern Maryland markets, respectively. Thirteen of these stores operate under the Mr. Tire brand name and one under the Tread Quarters brand name. (One store has been closed.)

On November 1, 2005, the Company acquired a 13% interest in R&S Parts and Service, Inc. (“R&S”), a privately owned automotive aftermarket parts and service chain, for $2.0 million from GDJ Retail LLC. As part of the transaction, the Company also loaned R&S $5.0 million under a secured subordinated debt agreement that had a five-year term and carried an 8% interest rate. The loan was repaid in full in December 2006.

On August 11, 2006, the Company announced that it would not exercise its option to purchase the remaining 87% of R&S, originally negotiated for an additional $12.0 million in cash and $1.0 million of Monro stock. In addition, the Company recorded an after-tax impairment charge of $1.7 million with respect to the original 13% equity investment, as well as due diligence costs related to R&S. Management reached this conclusion after learning that R&S had filed petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. The impairment charge has been reflected within “Other Expenses” on the Consolidated Statement of Income for the year ended March 31, 2007.

Under the terms of the R&S debtor-in-possession financing, the Bankruptcy Court ordered the repayment to Monro of the $5 million secured loan, plus a portion of legal and other fees incurred by Monro in connection with the issuance and repayment of the loan. In February 2007, the Creditors’ Committee appointed in R&S’s bankruptcy commenced an action seeking repayment of the $5 million. In response, the Company filed a complaint against GDJ Retail, LLC and its principal, Glen Langberg, for breach of contract, contractual indemnification and negligent misrepresentation arising from the Company’s purchase of a 13% interest in R&S in November 2005.

In May 2007, the Bankruptcy Court approved a global settlement of both actions. As a result of the settlement, the Company received $325,000 from R&S. All claims against the Company, GDJ Retail, LLC, Glen Langberg and R&S have been dismissed.

On April 29, 2006, the Company acquired substantially all of the assets of ProCare Automotive Service Solutions LLC (the “ProCare Acquisition”) for $14.7 million in cash. The Company acquired 75 ProCare locations that offer automotive maintenance and repair services. The stores are located in eight metropolitan areas throughout Ohio and Pennsylvania. The Company converted 31 of the acquired ProCare stores to tire stores which operate under the Mr. Tire brand. The remaining stores operate as service stores under the Monro brand. In April 2007, the Company closed three of the acquired locations in accordance with its plan for this acquisition, leaving it with 43 service stores and 29 tire stores.

During fiscal 2007, the Company opened three full-service, Monro branded stores within BJ’s Wholesale Clubs in Pennsylvania (2), and Massachusetts (1), bringing the total number of stores that the Company operates in BJ’s Wholesale Clubs to 37 at March 31, 2007.

As of March 31, 2007, Monro had 698 Company-operated stores and 14 dealer locations located in 18 states. The following table shows the growth in the number of Company-operated stores over the last five fiscal years:

Store Additions and Closings

	Year Ended Fiscal March
	2007		2006		2005		2004		2003

Stores open at beginning of year	625		626		595		560		514
Stores added during year	84	(f)	10	(e)	35	(d)	40	(c)	50	(b)
Stores closed during year(a)	(11)		(11)		(4)		(5)		(4)

Stores open at end of year	698		625		626		595		560

Service (including BJ’s) stores	584		544		546		525		516

Tire stores	114		81		80		70		44

(a)	Generally, stores were closed because they failed to achieve or maintain an acceptable level of profitability or because a new Monro store was opened in the same market at a more favorable location. Store closures in fiscal 2003 include the sale of two commercial tire stores and a retread plant that were acquired in the purchase of Kimmel in the first quarter of fiscal 2003.

(b)	Includes 37 stores acquired in the Kimmel Acquisition and 10 stores acquired in the Frasier Acquisition.

(c)	Includes 26 stores acquired in the Mr. Tire Acquisition and 12 stores opened in BJ’s Wholesale Club locations.

(d)	Includes 15 stores acquired in the Henderson and Rice Acquisitions and 16 stores opened in BJ’s Wholesale Club locations.

(e)	Includes four stores opened in BJ’s Wholesale Club locations.

(f)	Includes 75 stores acquired in the ProCare Acquisition and three stores opened in BJ’s Wholesale Club locations.

The Company plans to add approximately 16 new stores in fiscal 2008, including 10 in BJ’s Wholesale Clubs, and to continue to search for appropriate acquisition candidates or opportunities to operate stores within host retailers’ locations. In future years, should the Company find that there are no suitable acquisition or retail partnership candidates, it might increase its new store (greenfield) openings.

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

As a result of extensive analysis of its historical and projected store opening strategy, the Company has established major market profiles, as defined by market awareness: mature, existing and new markets. Over the next several years, the Company expects to build a greater percentage of stores in mature and existing markets in order to capitalize on the Company’s market presence and consumer awareness. During fiscal 2007, 61 of the 84 stores added were in existing markets with the balance in new, but contiguous markets.

The Company believes that management and operating improvements implemented over the last several fiscal years has enhanced its ability to sustain its growth. The Company has a chain-wide computerized inventory control and electronic point-of-sale (“POS”) management information system, which has increased management’s ability to monitor operations as the number of stores has grown. The Company has customized the POS system to specific service and tire store requirements and deploys the appropriate version in each type of store. Being Windows-based, the system has simplified training of new employees. Additionally, the system includes electronic mail and electronic cataloging, which allows store managers to electronically research the specific parts needed for the make and model of the car being serviced. This enhanced system includes software which contains data that mirrors the scheduled maintenance requirements in vehicle owners’ manuals, specifically by make, model, year and mileage for every automobile. Management believes that this software facilitates the presentation and sale of scheduled maintenance services to customers. Other enhancements include the streamlining of estimating and other processes; graphic catalogs; a feature which facilitates tire searches by size; direct mail support; appointment scheduling; customer service history; a thermometer graphic which guides store managers on the profitability of each job; and expanded monitoring of price changes. This latter change requires more specificity on the reason for a discount, which management believes has helped to control discounting. Enhancements will continue to be made to the POS system annually in an effort to increase efficiency, improve the quality and timeliness of store reporting and enable the Company to better serve its customers.

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

At March 31, 2007, the Company leased the land and/or the building at approximately 73% of its store locations and owned the land and building at the remaining locations. Monro’s policy is to situate new stores in the best locations, without regard to the form of ownership required to develop the locations.

New service stores, excluding acquired stores and BJ’s locations, have average sales of approximately $360,000 in their first 12 months of operation, or $60,000 per bay.

OPERATING STRATEGY

Monro’s operating strategy is to provide its customers with dependable, high-quality automotive service at a competitive price by emphasizing the following key elements.

Products and Services

All stores provide a full range of undercar repair services for brakes, steering, mufflers and exhaust systems, drive train, suspension and wheel alignment, as well as tire replacement and service. These services apply to all makes and models of domestic and foreign cars, light trucks and vans. The service stores provide significantly more exhaust service than tire stores, and tire stores provide substantially more tire replacement and related services than service stores.

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

Included in maintenance services are oil change services, heating and cooling system “flush and fill” service, belt installation, and a transmission “flush and fill” service. Additionally, all stores replace and service batteries, starters and alternators. Stores in New York, West Virginia, New Hampshire, Maryland, Rhode Island, New Jersey,

Pennsylvania, North Carolina, Virginia and Vermont also perform annual state inspections. Approximately 40% of the Company’s stores also offer air conditioning services.

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

Competitive Pricing, Advertising and Co-branding Initiatives

The Company seeks to set competitive prices for quality services and products. The Company supports its pricing strategy by advertising through direct mail coupon inserts and in-store promotional signage and displays. In addition, the Company advertises through radio, yellow pages, newspapers, service reminders and electronic mail to increase consumer awareness of the services offered. The Company also maintains websites for the Monro and Mr. Tire/Treadquarters brands which allow customers to search for a location, print coupons, make service appointments, search tires for their vehicle and access information and tips on vehicle services offered at the Company’s stores.

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

STORE OPERATIONS

Store Format

The typical format for a Monro repair store is a free-standing building consisting of a sales area, fully-equipped service bays and a parts/tires storage area. In BJ’s locations, the Company and BJ’s both operate counters in the sales area, while the Company operates the service bay area. Most service bays are equipped with above-ground electric vehicle lifts. Generally, each store is located within 25 miles of a “key” store which carries approximately double the inventory of a typical store and serves as a mini-distribution point for slower moving inventory for other stores in its area. Individual store sizes, number of bays and stocking levels vary greatly, even within the service and tire store groups, and are dependent primarily on the availability of suitable store locations, population, demographics and intensity of competition among other factors (See additional discussion under “Store Additions and Closings”). A summary of average store data for service and tire stores is presented below:

				Average
				Number
	Average	Average		of Stock
	Number	Square	Average	Keeping
	of Bays	Feet	Inventory	Units (SKUs)

Service stores (excluding BJ’s and ProCare)	6	4,400	$86,000	3,200
Tire stores	7	5,600	$125,000	1,700

(Data for the acquired ProCare service stores has been excluded because the stores’ stock rooms are smaller than those in typical service stores and therefore, they generally carry less than half the amount of inventory of a typical service store.)

The stores generally are situated in high-visibility locations in suburban areas, major metropolitan areas or small towns and offer easy customer access. The typical store is open from 7:30 a.m. to 7:00 p.m. on Monday through Friday and from 7:30 a.m. to 5:00 p.m. on Saturday. Selected locations, primarily tire stores, are also open Sundays from 9:00 a.m. to 5:00 p.m.

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

The Company has a customer survey program to monitor customer attitudes toward service quality, friendliness, speed of service, and several other factors for each store. This program includes a monthly telephone survey contacting customers of all stores. (Fifteen customers are contacted for each store during each fiscal quarter.) Customer concerns are addressed via letter and personal follow-up by customer service and field management personnel.

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

The Company’s training program provides multiple training sessions to both store managers and technicians in each store, each year.

Management training courses are developed and delivered by the Company’s dedicated training department and Operations management, and are supplemented with live and online vendor training courses. Management training covers customer service, sales, human resources (counseling, recruiting, interviewing, etc.), leadership, scheduling, financial and operational areas, and is delivered on a quarterly basis. During the second half of fiscal 2007, this program replaced the Company’s Monro University training program, which was a week long course delivered in Rochester, New York by the training department and other headquarters staff to only a portion of the Company’s store managers annually. The Company believes that involving Operations management in the development and delivery of these sessions results in more relevant and actionable training for store managers and that more frequent training covering all managers each year will improve overall performance and staff retention.

The Company’s training department develops and delivers technical training courses on critical areas of automotive repair to technicians in every store, every year (e.g. ABS brake repair, drivability, TPMS, etc.) and also conducts required technical training to maintain compliance with inspection licenses, where applicable, and MAP accreditation. Additionally, the Company’s training department holds in-house technical clinics for store personnel and coordinates technician attendance at technical clinics offered by the Company’s vendors. Each service store maintains a library of 20 to 25 instructional videos. The Company issues technical bulletins to all stores on innovative or complex repair processes, and maintains a centralized data base for technical repair problems. In addition, the Company has established a telephone technical hotline to provide assistance to store personnel in resolving problems encountered while diagnosing and repairing vehicles. The help line is available during all hours of store operation.

PURCHASING AND DISTRIBUTION

The Company, through its wholly-owned subsidiary Monro Service Corporation, selects and purchases parts and supplies for all Company-operated stores on a centralized basis through an automatic replenishment system. Although purchases outside the centralized system (“outside purchases”) are made when needed at the store level, these purchases are low by industry standards, and accounted for approximately 13% of all parts used in fiscal 2007.

The Company’s ten largest vendors accounted for approximately 76% of its parts and tire purchases, with the largest vendor accounting for approximately 19% of total purchases in fiscal 2007. The Company purchases parts and tires from over 100 vendors. Management believes that the Company’s relationships with vendors are excellent and that alternative sources of supply exist, at comparable cost, for substantially all parts used in the Company’s business. The Company routinely obtains bids from vendors to ensure it is receiving competitive pricing and terms.

Most parts are shipped by vendors to the Company’s primary warehouse facility in Rochester, New York, and are distributed to stores through the Company-operated tractor/trailer fleet. Stores are replenished either on a weekly or bi-weekly basis from this warehouse, and such replenishment fills, on the average, 96% of all items ordered by the stores’ automatic POS-driven replenishment system. The Rochester warehouse stocks approximately 7,700 SKUs. The Company also operates warehouses in Baltimore and Virginia that service the tire and service stores in those markets. These warehouses carry, on average, 4,900 and 2,100 SKUs, respectively.

The Company has entered into various contracts with parts and tire suppliers, certain of which require the Company to buy up to 100% of its annual purchases of specific products including brakes, exhaust, oil and ride control at market prices. These agreements expire at various dates through January 2012. The Company believes these agreements provide it with high quality, branded merchandise at preferred pricing, along with strong marketing and training support.

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

EMPLOYEES

As of March 31, 2007, Monro had 3,885 employees, of whom 3,641 were employed in the field organization, 76 were employed at the warehouses, 145 were employed at the Company’s corporate headquarters and 23 were employed in its Baltimore office and warehouse. Monro’s employees are not members of any union. The Company believes that its relations with its employees are good.

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

Item 1A.	Risk Factors

RISKS RELATED TO OUR BUSINESS

In addition to the risk factors discussed elsewhere in this annual report, the following are some of the important factors that could cause the Company’s actual results to differ materially from those projected in any forward looking statements:

We operate in the highly competitive automotive repair industry.

The automotive repair industry in which we operate is generally highly competitive and fragmented, and the number, size and strength of our competitors varies widely from region to region. We believe that competition in the industry is based primarily on customer service, reputation, store location, name awareness and price. Our primary competitors include national and regional undercar, tire specialty and general automotive service chains, both franchised and company-operated, car dealerships, mass merchandisers operating service centers and, to a lesser extent, gas stations and independent garages. Some of our competitors have greater financial resources, are more geographically diverse and have better name recognition than we do, which might place us at a competitive disadvantage to those competitors. Because we seek to offer competitive prices, if our competitors reduce prices, we may be forced to reduce our prices, which could have a material adverse effect on our business, financial condition and results of operations. We cannot assure that we or any of our stores will be able to compete effectively. If we are unable to compete successfully in new and existing markets, we may not achieve our projected revenue and profitability targets.

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

We depend on close relationships with our vendors for parts and supplies and for our ability to purchase products at competitive prices and terms. Our ability to purchase at competitive prices and terms results from the volume of our purchases from these vendors. We have entered into various contracts with parts suppliers that require us to buy from them (at market prices) up to 100% of our annual purchases of specific products including brakes, exhaust, oil and ride control products. These agreements expire at various dates through January 2012. If we fail to purchase sufficient volumes from our vendors, we may obtain parts and supplies on less competitive terms.

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

Management believes that our continued growth in sales and profit is dependent, in large part, upon our ability to open/acquire and operate new stores on a profitable basis. In order to do so, we must find reasonably priced new store locations and acquisition candidates that meet our criteria and we must integrate any new stores (opened or acquired) into our system. Our growth and profitability could be adversely affected if we are unable to open or acquire new stores or if new or existing stores do not operate at a sufficient level of profitability. In addition, we generally fund our acquisitions through our existing bank credit facility. If new stores do not achieve expected levels of profitability, this may adversely impact our ability to remain in compliance with our debt covenants or to make required payments under our credit facility.

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

If we do not perform in accordance with our debt covenants, the institutions providing the funds have the option to withdraw their funding support. We cannot assure that we will remain in compliance with our debt covenants in the future. In addition, our current financing agreement expires in January 2012, and we cannot assure that we will be able to refinance our existing credit facility when it expires.

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

Of Monro’s 698 Company-operated stores at March 31, 2007, 191 were owned, 377 were leased and for 130, the land only was leased. In general, the Company leases store sites for a ten-year period with several five-year renewal options. Giving effect to all renewal options, approximately 57% of the operating leases (281 stores) expire after 2017. Certain of the leases provide for contingent rental payments if a percentage of annual gross sales exceeds the base fixed rental amount. The highest contingent percentage rent of any lease is 6.75%, and no such lease has adversely affected profitability of the store subject thereto. An officer of the Company or members of his family are the lessors, or have interests in entities that are the lessors, with respect to six of the leases. No related party leases, other than the six assumed as part of the Mr. Tire Acquisition in March 2004, have been entered into, and no new related party leases are contemplated.

As of March 31, 2007, there was $.7 million outstanding under a mortgage held by the City of Rochester, New York, secured by the land on which the headquarters office and warehouse is located.

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2007.

PART II

Item 5.	Market for the Company’s Common Equity and Related Stockholder Matters

MARKET INFORMATION

The Common Stock is traded on the over-the-counter market and is quoted on the NASDAQ National Market System under the symbol “MNRO”. The following table sets forth, for the Company’s last two fiscal years, the range of high and low sales prices on the NASDAQ National Market System for the Common Stock:

	Fiscal 2007		Fiscal 2006
Quarter Ended	High	Low	High	Low

June	$39.60	$32.03	$29.79	$24.52
September	$34.74	$29.58	$31.77	$25.47
December	$38.31	$32.16	$32.63	$25.94
March	$38.26	$33.00	$40.58	$29.47

HOLDERS

At June 1, 2007, the Company’s Common Stock was held by approximately 4,200 shareholders of record or through nominee or street name accounts with brokers.

TREASURY STOCK

In January 2007, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to $30 million of its common stock at market prices. The share repurchase program has a term of 12 months. The amount and timing of any purchase will depend upon a number of factors, including the price and availability of the Company’s shares and general market conditions. The Company’s purchases of common stock are recorded as “Treasury Stock” and result in a reduction of “Shareholders’ Equity”. Through the end of fiscal 2007, the Company repurchased 2,500 shares through this program for approximately $86,000, or an average price of $34.53 per share. All repurchases were made in the fourth quarter of fiscal 2007.

DIVIDENDS

On September 16, 2003, the Company’s Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend payable to shareholders of record on October 21, 2003. Information regarding the number of shares of Common Stock outstanding, as set forth in this Form 10-K, reflect the impact of this stock split.

In May 2005, 2006 and 2007, respectively, the Company’s Board of Directors declared its intention to pay a regular quarterly cash dividend beginning with the first quarter of fiscal 2006, 2007 and 2008 of $.05, $.07 and $.09, respectively. However, the declaration of and any determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, capital requirements, compliance with charter and contractual restrictions, and such other factors as the Board of Directors deems relevant. The terms of the Company’s Credit Facility permit the payment of cash dividends not to exceed 25% of the preceding year’s net income. See additional dividend disclosure in Note 16 to the consolidated financial statements.

Item 6.	Selected Financial Data

The following table sets forth selected financial and operating data of the Company for each year in the five-year period ended March 31, 2007. The financial data and certain operating data have been derived from the Company’s audited financial statements. This data should be read in conjunction with the financial statements and related notes included under Item 8 of this report and in conjunction with other financial information included elsewhere in this Form 10-K.

	Year Ended Fiscal March
	2007	2006	2005	2004	2003
	(Amounts in thousands, except per share data)

Income Statement Data:
Sales	$417,226	$368,727	$337,409	$279,457	$258,026
Cost of sales, including distribution and occupancy costs	250,804	220,915	200,616	165,412	153,073

Gross profit	166,422	147,812	136,793	114,045	104,953
Operating, selling, general and administrative expenses	126,439	108,030	102,379	84,708	81,040

Operating income	39,983	39,782	34,414	29,337	23,913
Interest expense, net	4,564	3,478	2,549	2,613	2,601
Other expense (income), net	734	(502)	463	48	(211)

Income before provision for income taxes	34,685	36,806	31,402	26,676	21,523
Provision for income taxes	12,414	14,140	11,733	10,136	8,179

Net income	$22,271	$22,666	$19,669	$16,540	$13,344

Earnings per share Basic(a)	$1.59	$1.67	$1.50	$1.28	$1.05

Diluted(a)	$1.46	$1.51	$1.35	$1.15	$.95

Weighted average number of Common Stock and equivalents Basic(b)	13,878	13,531	13,102	12,954	12,699

Diluted(b)	15,252	15,022	14,562	14,400	14,105

Cash dividends per common share or common share equivalent	$.26	$.15
Selected Operating Data(c):
Sales growth:
Total	13.2%	9.3%	20.7%	8.3%	14.8%
Comparable store(d)	3.2%	1.7%	2.0%	4.7%	2.9%
Stores open at beginning of year	625	626	595	560	514
Stores open at end of year	698	625	626	595	560
Capital expenditures(e)	$22,319	$16,005	$18,586	$14,327	$14,822
Balance Sheet Data (at period end):
Net working capital	$28,328	$31,392	$27,158	$29,611	$22,630
Total assets	340,023	303,395	284,985	259,343	206,984
Long-term debt	52,525	46,327	55,438	68,763	36,183
Shareholders’ equity	215,119	192,990	167,489	138,993	120,051

(a)	See Note 10 for calculation of basic and diluted earnings per share.

(b)	Adjusted in fiscal year 2003 for the effect of the Company’s October 2003 three-for-two stock split.

(c)	Includes Company-operated stores only — no dealer locations.

(d)	Comparable store sales data is calculated based on the change in sales of only those stores open as of the beginning of the preceding fiscal year.

(e)	Amount does not include the funding of the purchase price related to the Kimmel or Frasier Acquisitions in fiscal year 2003, the Mr. Tire Acquisition in fiscal 2004, the Rice and Henderson Acquisitions in fiscal 2005, or the ProCare Acquisition in fiscal 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth income statement data of the Company expressed as a percentage of sales for the fiscal years indicated:

	Year Ended Fiscal March
	2007	2006	2005

Sales	100.0%	100.0%	100.0%
Cost of sales, including distribution and occupancy costs	60.1	59.9	59.5

Gross profit	39.9	40.1	40.5
Operating, selling, general and administrative expenses	30.3	29.3	30.3

Operating income	9.6	10.8	10.2
Interest expense, net	1.1	.9	.8
Other expense (income), net	.2	(.1)	.1

Income before provision for income taxes	8.3	10.0	9.3
Provision for income taxes	3.0	3.8	3.5

Net income	5.3%	6.2%	5.8%

FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not historical facts, including (without limitation) statements made in this Item and in “Item 1 – Business”, may contain statements of future expectations and other forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed. These factors include, but are not necessarily limited to, product demand, dependence on and competition within the primary markets in which the Company’s stores are located, the need for and costs associated with store renovations and other capital expenditures, the effect of economic conditions, the impact of competitive services and pricing, product development, parts supply restraints or difficulties, industry regulation, risks relating to leverage and debt service (including sensitivity to fluctuations in interest rates), continued availability of capital resources and financing, risks relating to integration of acquired businesses, the risks set forth in “Item 1A. Risk Factors” and other factors set forth or incorporated elsewhere herein and in the Company’s other SEC filings. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

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

Warranty

The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales, except for tire road hazard warranties which are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin 90-1 “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts”. The warranty reserve and warranty expense related to all product warranties at and for the fiscal years ended March 2007, 2006 and 2005 were not material to the Company’s financial position or results of operations.

Stock-Based Compensation

The Company accounts for its stock options in accordance with Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payment”, as interpreted by FASB Staff Positions No. 123R-1, 123R-2, 123R-3, 123R-4, 123R-5, and 123R-6, using the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, effective March 26, 2006.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the following assumptions. Expected volatilities are based on historical changes in the market price of the Company’s common stock. The expected term of options granted is derived from the vesting period of the award, as well as historical exercise behavior, and represents the period of time that options granted are expected to be outstanding. The risk-free rate is calculated using the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards. The Company uses historical data to estimate forfeitures. The dividend yield is based on historical experience and expected future changes.

RESULTS OF OPERATIONS

FISCAL 2007 AS COMPARED TO FISCAL 2006

Sales for fiscal 2007 increased $48.5 million, or 13.2% to $417.2 million as compared to $368.7 million in fiscal 2006. The increase was due to an increase of approximately $43.1 million from new stores (which are defined as stores added since March 26, 2005), including $35.3 million from the Acquired ProCare stores, as well as a comparable store sales increase of 3.2%. Fiscal 2007 was a 53-week year, and, therefore, there were 312 selling days in fiscal year 2007 as compared to 308 selling days in fiscal year 2006. Adjusting for days, comparable store sales increased 1.9%.

During the year, 84 stores were added and 11 were closed. At March 31, 2007, the Company had 698 stores in operation.

As occurred in fiscal 2006, the Company completed the bulk sale of approximately $3.9 million of slower moving inventory to Icon International, a barter company. The bulk sales of inventory to Icon are important transactions for the Company. The sales help to improve inventory turns, which becomes a higher priority as interest rates continue to rise, and in light of the accounting rules of Emerging Issues Task Force Issue No. 02-16 (“EITF 02-16”), “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor,” which require that vendor rebates be recognized as inventory turns. As new vendor agreements fall under these rules, inventory turns have a more direct impact on cost of goods sold and gross profit than in the past.

Management believes that the improvement in sales resulted from several factors, including an increase in tire sales, scheduled maintenance services and alignments. Price increases in several product categories also contributed to the sales improvement. Comparable store traffic improved as did average ticket. Management believes that soft economic conditions resulted in consumers deferring repairs to their vehicles, especially in the first half of the Company’s fiscal year, which typically accounts for slightly more than 50% of its sales and 65 – 75% of its earnings. In the first half of fiscal 2007, the Company’s comparable store sales declined .9%. However, most repairs can only be deferred for a period of time. When customers did come in to have their vehicles repaired, it is management’s belief that they spent more on average because the problem with their vehicle had worsened due to additional wear.

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

The new ProCare stores acquired on April 29, 2006 were purchased out of bankruptcy. These stores suffered significant sales declines in recent years and did not perform at a profitable level in fiscal 2007. The ProCare stores lost approximately $.09 in diluted earnings per share in fiscal 2007. However, sales improved over the course of fiscal 2007, efforts were made to reduce costs and improve margins, and management believes these stores will be solidly profitable in fiscal 2008.

Gross profit for fiscal 2007 was $166.4 million or 39.9% of sales, as compared with $147.8 million or 40.1% of sales for fiscal 2006. The ProCare stores increased consolidated cost of sales and reduced gross profit by .7% as a percentage of sales during fiscal 2007. The decrease in consolidated gross profit occurred primarily in the areas of labor and material costs. Even in times of declining sales, technicians receive a minimum base wage when they are not fully productive. This subsidization of wages in the ProCare stores raised labor costs as a percentage of consolidated sales. Higher than normal outside purchases of parts by the ProCare stores increased total material costs. However, the Company saw declines in outside purchases over the course of the year as it added to, and rebalanced, the inventory at these locations. The Company expects to see more improvement in this expense line as it continues to refine the types and level of inventory which is carried at these stores, and as these stores continue to improve their level of transfers of product from neighboring stores. Additionally, due to negative comparable store sales at these locations, fixed occupancy costs created pressure on gross margin.

Without the ProCare stores, gross profit was 40.6% of sales for fiscal 2007, as compared to 40.1% in the prior year. The improvement in gross profit as a percentage of sales is due to a couple of factors. One reason is the shift of vendor rebates or cooperative advertising credits from Operating, Selling, General and Administrative Expenses (“SG&A”) to cost of sales. Additionally, the Company earned more vendor rebates in fiscal 2007 than it did in fiscal 2006. These rebates offset the negative impact of the shift in mix to the lower margin tire and maintenance services categories. Decreases in technician labor and occupancy costs also contributed to the improvement in gross margin as compared to the prior year. Technician labor costs decreased due to better operational control and improved productivity. Additionally, the increase in tire sales, which carry lower labor costs as compared to other service categories, helped to decrease labor costs as a percent of sales in fiscal 2007 as compared to fiscal 2006.

Distribution and occupancy costs as a percentage of sales in fiscal 2007 also decreased as compared to fiscal 2006, as the Company, with improved sales, was able to better leverage these largely fixed costs. Additionally, expenditures for building maintenance in fiscal 2007 were slightly less than the prior year.

Operating, selling, general and administrative expenses for fiscal 2007 increased by $18.4 million to $126.4 million, and increased as a percentage of sales to 30.3% compared to 29.3% in 2006. The ProCare stores accounted for a .5% increase in store direct cost (included in SG&A) as compared to the prior year. Manager pay and benefits are included in store direct costs, and being largely fixed, put adverse pressure on margins against negative comparable store sales in these locations. In addition to the percentage increase attributable to the ProCare stores, a shift in cooperative advertising credits from SG&A to cost of sales in connection with the accounting for new vendor agreements under EITF 02-16 caused SG&A expenses to increase approximately one percentage point as compared to the prior year. Partially offsetting these increases, however, was a decrease in management bonus expense due to the Company not attaining minimum profit goals.

The Company experienced an unplanned charge of $1.3 million in workers compensation and garage liability insurance expense in the fourth quarter of fiscal 2007, and these expenses also increased $1.9 million over the same quarter of last year. However, benefits expense in total, which includes workers compensation expense, was flat for the year as a percent of sales when compared to the prior year because of an offsetting decline in health insurance expense which had occurred over the course of fiscal 2007. General insurance expense for the full year, which includes garage liability insurance, increased only slightly over the prior year.

The Company adopted SFAS 123R in fiscal 2007 and recognized approximately $.5 million of expense related to stock options issued in fiscal 2007. In the fourth quarter of fiscal 2006, the Company accelerated the vesting of all outstanding stock options and recognized a charge of approximately $.3 million just prior to adoption. (See additional discussion under the section “Fiscal 2006 as Compared to Fiscal 2005.”) Most of this expense is included in SG&A in both years.

Operating income in fiscal 2007 of $40.0 million, or 9.6% of sales, increased by $.2 million from the fiscal 2006 level of $39.8 million, due to the factors discussed above.

Interest expense, net of interest income, increased as a percent of sales from .9% in fiscal 2006 to 1.1% in fiscal 2007. The weighted average debt outstanding for the year ended March 31, 2007 increased by approximately $11.0 million from fiscal 2006, primarily related to $20.2 million of capital leases assumed in connection with the ProCare acquisition, involving 45 locations, partially offset by net payments on the Company’s revolving credit facility. Additionally, there was an increase in the weighted average interest rate for the year ended March 31, 2007 of approximately 60 basis points from the year ended March 25, 2006, resulting in an increase in expense between the two years. The increase was also largely due to the interest rates associated with the capital leases which are generally much higher than the Company’s incremental borrowing rate under its revolving credit facility.

Other expense, net, for fiscal 2007 was $.7 million, consisting of $2.8 million related to the loss on investment in R&S Parts and Service, Inc. and $1.0 million of amortization expense. Partially offsetting these expenses was

$2.8 million in gains on the sale of fixed assets and $.3 million of miscellaneous income. As discussed elsewhere in this Form 10-K, during fiscal 2007, the Company recorded an impairment charge with respect to its original 13% equity investment as well as due diligence costs related to R&S, upon learning that R&S had filed petitions for relief under Chapter 11 of the U.S. Bankruptcy Code, and deciding that it would not exercise its option to purchase the remaining 87% of R&S.

In fiscal 2006, the Company reported other income, net, of $.5 million, consisting of gains on sale of fixed assets of $1.0 million, consulting fees from Strauss of $.3 million and miscellaneous income of $.1 million, partially offset by $.9 million of amortization expense.

The Company’s effective tax rate was 35.8% and 38.4% of pre-tax income in fiscal 2007 and 2006, respectively. During the first quarter of fiscal 2007, the Company recognized $.4 million of income tax benefit primarily related to the favorable resolution of state income tax issues. Additionally, in the fourth quarter of fiscal 2007, in connection with finalization of its full year tax provision, the Company reduced income tax reserves by $.2 million.

Net income for fiscal 2007 decreased by $.4 million, or 1.7%, from $22.7 million in fiscal 2006, to $22.3 million in fiscal 2007, and earnings per diluted share decreased by 3.3% from $1.51 to $1.46 due to the factors discussed.

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

Operating, selling, general and administrative (“OSG&A”) expenses for fiscal 2006 increased by $5.7 million to $108.0 million, but decreased as a percentage of sales to 29.3% compared to 30.3% in 2005. The decrease is partially due to the leveraging of fixed costs against sales, including the bulk inventory sale. Additionally, the Company experienced lower costs in health and other insurance as a percent of sales. It also reduced advertising expense as a percent of sales from fiscal 2005.

Effective March 24, 2006, the Compensation Committee of the Board of Directors approved the accelerated vesting of all 220,000 stock options held by the Company’s employees. The Company’s executive officers and certain senior level managers agreed that they would hold the shares related to the accelerated vesting at least through the original vesting date of the corresponding options, other than with respect to sales of such shares necessary to pay withholding taxes incurred as a result of the exercise of such options. Except for the accelerated vesting, all other material terms and conditions of the previously granted awards remain unchanged.

The decision to accelerate the vesting of these stock options was made to reduce non-cash compensation expense that otherwise would have been recorded in future periods following the Company’s adoption of SFAS 123R, which became effective for the Company on March 26, 2006. The accelerated vesting resulted in a one-time non-cash stock based compensation charge of approximately $.3 million, or $.02 per share, in the fourth quarter of fiscal 2006. As a result of the vesting acceleration, the Company estimates it eliminated the recognition of approximately $900,000 to $1,000,000 of non-cash expense over the four fiscal years 2007 through 2010, with more than half of the expense reduction attributable to fiscal 2007. Most of the $.3 million is included in OSG&A expense.

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

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources

The Company’s primary capital requirements for fiscal 2007 were divided among the funding of the acquisitions for $13.1 million, the upgrading of facilities and systems and the funding of its store expansion program totaling $22.3 million. In fiscal 2006, the Company’s primary capital requirements were the upgrading of facilities and systems and the funding of its store expansion program. The Company spent $16.0 million, principally for equipment and leasehold improvements. It also spent $2.0 million and $5.0 million, respectively, for the investments in and loan to R&S Parts and Service, Inc.

In both fiscal years 2007 and 2006, these capital requirements were primarily met by cash flow from operations.

In fiscal 2008, the Company intends to open approximately 16 new stores, of which 10 are expected to be stores located within BJ’s Wholesale Clubs. Total capital required to open a new service store ranges, on average (based upon the last five fiscal years’ openings – excluding the acquired stores and BJ’s locations), from $300,000 to

$1,000,000 depending on whether the store is leased, owned or land leased. Total capital required to open a store within a BJ’s Wholesale Club is substantially less than for a greenfield store.

The Company also plans to continue to seek suitable acquisition candidates. Management believes that the Company has sufficient resources available (including cash flow from operations and bank financing) to expand its business as currently planned for the next several years.

Contractual Obligations

Payments due by period under long-term debt, other financing instruments and commitments are as follows:

		Within	Within 2 to	Within 4 to	After
	Total	1 Year	3 Years	5 Years	5 Years
	(Dollars in thousands)

Long-term debt	$21,178	$18		$20,500	$660
Capital lease commitments	32,715	1,350	$3,002	3,050	25,313
Operating lease commitments	100,414	21,542	34,413	18,268	26,191
Purchase obligations	144,677	37,419	76,339	30,919

Total	$298,984	$60,329	$113,754	$72,737	$52,164

In March 2003, the Company renewed its existing credit facility agreement. The amended financing arrangement consisted of an $83.4 million Revolving Credit facility and a non-amortizing credit loan (formerly synthetic lease financing) totaling $26.6 million.

In July 2005, the Company amended its existing credit terms by entering into a five-year, $125 million Revolving Credit Facility agreement (the “Credit Facility”) with five banks in the lending syndicate that provided the Company’s prior financing arrangement. Interest only is payable monthly throughout the Credit Facility’s term. The Credit Facility increased the Company’s borrowing capacity by $15 million to $125 million and included a provision allowing the Company to expand the amount of the overall facility to $160 million, subject to existing or new lender(s) commitments at that time. The terms of the Credit Facility immediately reduced the spread the Company pays on LIBOR-based borrowings by 50 basis points and permit the payment of cash dividends not to exceed 25% of the preceding year’s net income. Additionally, the amended Credit Facility is not secured by the Company’s real property, although the Company has entered into an agreement not to encumber its real property, with certain permissible exceptions. Other terms of the Credit Facility are generally consistent with the Company’s prior financing agreement.

In January 2007, the Company amended the Credit Facility to: 1) allow stock buybacks subject to the Company being able to meet its existing financial covenants; 2) extend the termination date by 18 months to January 2012; and 3) increase the accordion feature by $40 million, which allows the Company to expand the amount of the overall facility to $200 million.

Within the aforementioned $125 million Revolving Credit facility, the Company has available a sub-facility of $20 million for the purpose of issuing standby letters of credit. The line requires fees aggregating .88% annually of the face amount of each standby letter of credit, payable quarterly in arrears. There were $11.6 million in outstanding letters of credit under this line at March 31, 2007.

In addition, the Company has financed certain store properties and vehicles with capital leases, which amount to $32.7 million and are due in installments through 2026.

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

Certain of the Company’s long-term debt agreements require, among other things, the maintenance of specified interest and rent coverage ratios and amounts of net worth. They also contain restrictions on dividend payments. The Company is in compliance with these requirements at March 31, 2007. These agreements permit mortgages and specific lease financing arrangements with other parties with certain limitations.

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

FINANCIAL ACCOUNTING STANDARDS

See “Recent Accounting Pronouncements” in Note 1 to the consolidated financial statements for a discussion of the impact of recently issued accounting standards on the Company’s consolidated financial statements as of March 31, 2007 and for the year then ended, as well as the expected impact on the Company’s consolidated financial statements for future periods.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from potential changes in interest rates. At year end March 2007 and 2006, approximately 3% of the Company’s long-term debt, excluding capital leases, was at fixed interest rates and therefore, the fair value is affected by changes in market interest rates. The Company’s cash flow exposure on floating rate debt, which is not supported by interest rate swap agreements, would result in interest expense fluctuating approximately $.2 million based upon the Company’s debt position at fiscal year ended March 31, 2007 and $.3 million for fiscal year ended March 25, 2006, given a 1% change in LIBOR.

The Company regularly evaluates these risks and has in the past entered and may in the future enter into interest rate swap agreements, all of which prior agreements had expired by October 2005. The Company believes the amount of risk and the use of derivative financial instruments described above are not material to the Company’s financial condition or results of operations.

Long-term debt, including current portion, had a carrying amount of $21.2 million and a fair value of $20.9 million as of March 31, 2007, as compared to a carrying amount of $35.2 million and a fair value of $34.9 million as of March 25, 2006.

Item 8.	Financial Statements and Supplementary Data

Page

Report of Independent Registered Public Accounting Firm	25
Audited Financial Statements:
Consolidated Balance Sheet at March 31, 2007 and March 25, 2006	27
Consolidated Statement of Income for the fiscal three years ended March 31, 2007	28
Consolidated Statement of Changes in Shareholders’ Equity for the fiscal three years ended March 31, 2007	29
Consolidated Statement of Cash Flows for the fiscal three years ended March 31, 2007	30
Notes to Consolidated Financial Statements	31
Selected Quarterly Financial Information (Unaudited)	58
EX-10.04
EX-10.04A
EX-10.04B
EX-10.04C
EX-10.04D
EX-10.71
EX-10.79C
EX-21.01
EX-23.01
EX-24.01
EX-31.1
EX-31.2
EX-32.1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Monro Muffler Brake, Inc.:

We have completed integrated audits of Monro Muffler Brake, Inc.’s consolidated financial statements and of its internal control over financial reporting as of March 31, 2007, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated Financial Statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Monro Muffler Brake, Inc. and its subsidiaries at March 31, 2007 and March 25, 2006, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 – Significant Accounting Policies and Note 9 – Employee Stock Plans to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation effective March 26, 2006.

As discussed in Note 1 – Significant Accounting Policies and Note 12 – Employee Retirement and Profit Sharing Plans to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans effective March 31, 2007.

Internal Control over Financial Reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of March 31, 2007 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Rochester, New York
June 14, 2007

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	March 31,	March 25,
	2007	2006
	(Dollars in thousands)

ASSETS
Current assets:
Cash and equivalents	$965	$3,780
Trade receivables	2,225	1,726
Inventories	62,398	60,378
Deferred income tax asset	4,378	1,133
Other current assets	18,870	18,091

Total current assets	88,836	85,108

Property, plant and equipment	327,303	291,789
Less – Accumulated depreciation and amortization	(143,054)	(128,164)

Net property, plant and equipment	184,249	163,625
Goodwill	52,897	37,766
Intangible assets and other non-current assets	14,041	16,896

Total assets	$340,023	$303,395

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,368	$525
Trade payables	27,211	25,802
Federal and state income taxes payable	1,580	1,937
Accrued payroll, payroll taxes and other payroll benefits	10,697	10,255
Accrued insurance	7,387	5,536
Other current liabilities	12,265	9,661

Total current liabilities	60,508	53,716
Long-term debt	52,525	46,327
Accrued rent expense	6,937	7,362
Other long-term liabilities	4,514	2,924
Deferred income tax liability	420	76

Total liabilities	124,904	110,405

Commitments Shareholders’ equity:
Class C Convertible Preferred Stock, $1.50 par value, $.144 conversion value at March 31, 2007 and March 25, 2006, 150,000 shares authorized; 65,000 shares issued and outstanding	97	97
Common Stock, $.01 par value, 20,000,000 shares authorized; 14,342,051 and 13,976,630 shares issued at March 31, 2007 and March 25, 2006, respectively	143	140
Treasury Stock, 334,128 and 331,628 shares at March 31, 2007 and March 25, 2006, respectively, at cost	(2,143)	(2,056)
Additional paid-in capital	62,866	57,661
Accumulated other comprehensive income	(1,478)
Retained earnings	155,634	137,148

Total shareholders’ equity	215,119	192,990

Total liabilities and shareholders’ equity	$340,023	$303,395

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

	Year Ended Fiscal March
	2007	2006	2005
	(Amounts in thousands,
	except per share data)

Sales	$417,226	$368,727	$337,409
Cost of sales, including distribution and occupancy costs	250,804	220,915	200,616

Gross profit	166,422	147,812	136,793
Operating, selling, general and administrative expenses	126,439	108,030	102,379

Operating income	39,983	39,782	34,414
Interest expense, net of interest income of $387 in 2007, $65 in 2006, and $50 in 2005	4,564	3,478	2,549
Other expense (income), net	734	(502)	463

Income before provision for income taxes	34,685	36,806	31,402
Provision for income taxes	12,414	14,140	11,733

Net income	$22,271	$22,666	$19,669

Earnings per share:
Basic	$1.59	$1.67	$1.50

Diluted	$1.46	$1.51	$1.35

Weighted average number of common shares outstanding used in computing earnings per share:
Basic	13,878	13,531	13,102

Diluted	15,252	15,022	14,562

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Class C					Accumulated
	Convertible			Additional		Other
	Preferred	Common	Treasury	Paid-In	Retained	Comprehensive
	Stock	Stock	Stock	Capital	Earnings	Income	Total
	(Dollars in thousands)

Balance at March 27, 2004	$97	$133	$(1,831)	$44,057	$96,950	$(413)	$138,993
Net income					19,669		19,669
Other comprehensive income:
SFAS 133 adjustment(1)						58	58
Minimum pension liability adjustment(1)						338	338

Total comprehensive income							20,065
Tax benefit from exercise of stock options				644			644
Issuance of stock: payment for acquisition		2		6,430			6,432
Exercise of stock options		2		1,353			1,355

Balance at March 26, 2005	97	137	(1,831)	52,484	116,619	(17)	167,489
Net income					22,666		22,666
Other comprehensive income:
SFAS 133 adjustment(1)						17	17

Total comprehensive income							22,683
Cash dividends: Preferred					(102)		(102)
Common					(2,035)		(2,035)
Tax benefit from exercise of stock options				711			711
Exercise of warrants		1		2,232			2,233
Exercise of stock options		2		1,917			1,919
Stock issuance costs				20			20
Stock option compensation				297			297
Purchase of treasury shares			(225)				(225)

Balance at March 25, 2006	97	140	(2,056)	57,661	137,148	0	192,990
Net income					22,271		22,271
Other comprehensive income:
Adjustment to initially apply SFAS 158 for pension benefits(1)						(1,478)	(1,478)

Total comprehensive income							20,793
Cash dividends: Preferred					(175)		(175)
Common					(3,610)		(3,610)
Tax benefit from exercise of stock options				1,076			1,076
Exercise of stock options		3		3,606			3,609
Stock option compensation				523			523
Purchase of treasury shares			(87)				(87)

Balance at March 31, 2007	$97	$143	$(2,143)	$62,866	$155,634	$(1,478)	$215,119

(1)	Components of comprehensive income are reported net of related taxes of $985, $11 and $242 in fiscal years 2007, 2006 and 2005, respectively.

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended Fiscal March
	2007	2006	2005
	(Dollars in thousands)
	Increase (Decrease) in Cash

Cash flows from operating activities:
Net income	$22,271	$22,666	$19,669

Adjustments to reconcile net income to net cash provided by operating activities — Depreciation and amortization	20,322	17,776	15,724
Loss on investment in R&S Parts and Services, Inc.	2,796
Stock-based compensation expense	523	297
Excess tax benefits from share-based payment arrangements	(511)
Net change in deferred income taxes	816	(806)	1,939
(Gain) loss on disposal of property, plant and equipment	(1,916)	(959)	197
Gain from relocation of tire store	(900)
(Increase) decrease in trade receivables	(499)	436	(187)
Increase in inventories	(974)	(3,543)	(4,870)
Increase in other current assets	(1,581)	(2,924)	(3,368)
Increase in other noncurrent assets	(7,935)	(1,377)	(531)
Increase in trade payables	1,250	1,906	7,087
Increase in accrued expenses	4,108	1,024	2,178
Increase in income taxes payable	719	1,966	281
Decrease in other long-term liabilities	(152)	(680)	(478)

Total adjustments	16,066	13,116	17,972

Net cash provided by operating activities	38,337	35,782	37,641

Cash flows from investing activities:
Capital expenditures	(22,319)	(16,005)	(18,586)
Acquisitions, net of cash acquired	(13,109)		(4,539)
Proceeds from the disposal of property, plant and equipment	3,999	3,015	1,986
Proceeds from relocation of tire store	450	450
Debtor in-possession financing to ProCare		(900)
Deposit on acquisition of ProCare		(700)
Repayment of loan receivable from (loan to) R&S Parts and Services, Inc.	5,000	(5,000)
Investment in R&S Parts and Services, Inc.		(2,000)

Net cash used for investing activities	(25,979)	(21,140)	(21,139)

Cash flows from financing activities:
Proceeds from borrowings	127,338	206,450	122,514
Principal payments on long-term debt and capital lease obligations	(142,759)	(219,990)	(141,016)
Purchase of common stock	(87)	(225)
Exercise of stock options	3,609	1,919	1,355
Exercise of warrants		2,233
Excess tax benefits from share-based payment arrangements	511
Dividends paid	(3,785)	(2,137)

Net cash used for financing activities	(15,173)	(11,750)	(17,147)

(Decrease) increase in cash	(2,815)	2,892	(645)
Cash at beginning of year	3,780	888	1,533

Cash at end of year	$965	$3,780	$888

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 —	SIGNIFICANT ACCOUNTING POLICIES

Background

Monro Muffler Brake, Inc. and its wholly owned subsidiary, Monro Service Corporation (the “Company”), is engaged principally in providing automotive undercar repair services in the United States. The Company had 698 Company-operated stores and 14 dealer-operated automotive repair centers located primarily in the northeast region of the United States as of March 31, 2007. The Company’s operations are organized and managed in one operating segment.

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

Fiscal year

The Company reports its results on a 52/53 week fiscal year ending on the last Saturday of March of each year. The following are the dates represented by each fiscal period:

“Year ended Fiscal March 2007”: March 26, 2006 – March 31, 2007 (53 weeks)

“Year ended Fiscal March 2006”: March 27, 2005 – March 25, 2006 (52 weeks)

“Year ended Fiscal March 2005”: March 28, 2004 – March 26, 2005 (52 weeks)

Consolidation

The consolidated financial statements include the Company and its wholly owned subsidiary, Monro Service Corporation for fiscal year 2007 and its wholly owned subsidiaries, Monro Service Corporation and Monro Leasing, LLC for fiscal years 2006 and 2005, after the elimination of intercompany transactions and balances.

Revenue recognition

Sales are recorded upon completion of automotive undercar repair and tire services provided to customers. The following was the Company’s sales mix for fiscal 2007, 2006 and 2005:

	Year Ended
	Fiscal March
	2007	2006	2005

Brakes	23%	24%	26%
Exhaust	8	11	13
Steering	14	14	14
Tires	24	23	20
Maintenance	31	28	27

Total	100%	100%	100%

Sales of tire road hazard warranties are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts”. Revenue from the sale of these agreements is recognized on a straight-line basis over the contract period or other method where costs are not incurred ratably.

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

Certain leases have been capitalized and are classified on the balance sheet as fixed assets. These assets are being amortized on a straight-line basis over their estimated lives, which coincide with the terms of the leases. (See Note 4.)

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

Warranty

The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. The warranty reserve and warranty expense related to all product warranties at and for the fiscal years ended March 2007, 2006 and 2005 were not material to the Company’s financial position or results of operations.

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

Comprehensive income

Comprehensive income is reported in accordance with Statement of Financial Accounting Standards No. 130 (“SFAS 130”), “Reporting Comprehensive Income”. As it relates to the Company, comprehensive income is defined as net earnings as adjusted for minimum pension liability, unrealized gains on financial instruments qualifying for cash flow hedge accounting and the adjustment to initially apply SFAS 158 for pension benefits, and is reported net of related taxes in the Consolidated Statement of Changes in Shareholders’ Equity.

Income taxes

The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes”. The liability method provides that deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of assets and liabilities and are measured using tax rates based on currently enacted rules and legislation and anticipated rates that will be in effect when the differences are expected to reverse.

Treasury stock

In January 2007, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to $30 million of its common stock at market prices. The share repurchase program has a term of 12 months. The amount and timing of any purchase will depend upon a number of factors, including the price and availability of the Company’s shares and general market conditions. The Company’s purchases of common stock are recorded as “Treasury Stock” and result in a reduction of “Shareholders’ Equity”.

Stock-based compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payments”, (“SFAS 123R”), which replaced SFAS No. 123 “Accounting for Stock-Based Compensation”, (“SFAS 123”) and superseded Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB 25”). SFAS 123R requires companies to measure compensation cost arising from the grant of share-based payments to employees at fair value and to recognize such cost in income over the period during which the employee is required to provide service in exchange for the award, usually the vesting period. The Company adopted SFAS 123R effective March 26, 2006 under the modified prospective transition method. In accordance with the modified-prospective transition method of SFAS 123R, the Company has not restated prior periods. Accordingly, the Company has recognized compensation expense for all awards granted or modified after March 25, 2006.

Outstanding awards at the date of adoption were fully vested and, therefore, there was no future expense associated with these awards. SFAS 123R requires forfeitures to be estimated on the grant date and revised in subsequent periods if actual forfeitures differ from those estimates. Prior to the adoption of SFAS 123R, the Company accounted for forfeitures as they occurred. Upon adoption of SFAS 123R, the Company elected to calculate its historical pool of windfall tax benefits using the “long-form method” described in FASB Staff Position No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards”.

Prior to the adoption of SFAS 123R, the Company used the intrinsic value method prescribed in APB 25 and also followed the disclosure requirements of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, which required certain disclosures on a pro forma basis as if the fair value method had been followed for accounting for such compensation.

Effective March 24, 2006, the Board of Directors approved the accelerated vesting of all 220,000 stock options held by the Company’s employees. Except for the accelerated vesting, all other material terms and conditions of the previously granted awards remain unchanged.

The decision to accelerate the vesting of these stock options was made to reduce non-cash compensation expense that would otherwise have been recorded in future periods following the Company’s adoption of SFAS 123R, which became effective for the Company on March 26, 2006. The accelerated vesting resulted in a one-time non-cash stock-based compensation charge of approximately $272,000 after tax, or $.02 per diluted share, in the fourth quarter of fiscal 2006. As a result of the vesting acceleration, the Company estimates it eliminated the recognition of approximately $900,000 to $1,000,000 of non-cash expense from fiscal 2007 through fiscal 2011, beginning March 26, 2006, with more than half of the expense reduction attributable to fiscal 2007.

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

	Year Ended
	Fiscal March
	2006	2005
	(Dollars in thousands, except per share data)

Net income, as reported	$22,666	$19,669
Add: Total stock-based employee compensation expense recorded in accordance with APB 25, net of tax effect	272
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects expense determined under fair value-based method for all awards, net of tax effect	(1,740)	(1,059)

Pro forma net income	$21,198	$18,610

Earnings per share:
Basic – as reported	$1.67	$1.50

Basic – pro forma	$1.57	$1.42

Diluted – as reported	$1.51	$1.35

Diluted – pro forma	$1.41	$1.28

Upon adoption of SFAS 123R, the Company elected to recognize compensation expense using the straight-line approach. The Company estimates fair value using the Black-Scholes valuation model. Assumptions used to estimate the compensation expense are determined as follows:

•	Expected term of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees;

•	Expected volatility is measured using historical changes in the market price of the Company’s common stock;

•	Risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards;

•	Forfeitures are based substantially on the history of cancellations of similar awards granted by the Company in prior years; and,

•	Dividend yield is based on historical experience and expected future changes.

The weighted average fair value of options granted during fiscal 2007, 2006 and 2005 was $11.26, $7.81 and $11.06, respectively. The fair values of the options granted were estimated on the date of their grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended Fiscal March
	2007	2006	2005

Risk-free interest rate	4.98%	4.14%	4.53%
Expected life	6 years	6 years	9 years
Expected volatility	28.6%	28.4%	28.7%
Expected dividend yield	1.37%	1.53%	0%

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total stock-based compensation expense included in selling, general and administrative and distribution expenses in the Company’s statement of operations for the year ended March 31, 2007 was $523,000. The related income tax benefit was $210,000. The Company had stock-based compensation expense under APB 25 of $272,000 for the year ended March 25, 2006, and none for the year ended March 26, 2005.

As a result of adopting SFAS 123R on March 26, 2006, the Company’s income before provision for income taxes and net income for the year ended March 31, 2007, were $523,000 and $313,000 lower, respectively, than if the Company had continued to account for stock-based compensation under APB 25. The related impact to basic and diluted earnings per share for the year ended March 31, 2007 was $.02 per share.

Prior to the adoption of SFAS 123R, the Company reported all income tax benefits resulting from the exercise of stock options as operating cash inflows in its consolidated statements of cash flow. In accordance with SFAS 123R, the Company revised its statement of cash flows presentation to include the excess tax benefits from the exercise of stock options as financing cash inflows. Accordingly, for the year ended March 31, 2007, the Company reported $511,000 of excess tax benefits as a financing cash inflow.

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

Prepaid advertising at fiscal year end March 2007 and 2006, and advertising expense for the fiscal years ended March 2007, 2006 and 2005, were not material to these financial statements.

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

Pension Expense

The Company reports all information on its pension plan benefits in accordance with Statement of Financial Accounting Standards No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106 and 132(R))”.

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

Recent accounting pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments” (an amendment of FASB Statements No. 133 and 140). This Statement permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after December 15, 2006 (fiscal year 2008 for the Company). Additionally, the fair value may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under previous accounting guidance prior to the adoption of this Statement. The adoption of SFAS 155 will have no effect on the financial statements.

In June 2006, the FASB ratified the consensus reached on EITF Issue No. 06-03, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross Versus Net Presentation)” (“EITF 06-03”). The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF 06-03 is effective for the Company’s fiscal year beginning April 1, 2007. Sales tax amounts collected from customers have been recorded on a net basis. The adoption of EITF 06-03 will have no effect on the Company’s financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The accounting provisions of FIN 48 will be effective for the Company beginning April 1, 2007. The Company is in the process of determining the effect, if any, the adoption of FIN 48 will have on its financial statements. The Company believes the adoption will not have a material impact on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS 157 to have a material impact on the financial results or existing debt covenants of the Company.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106 and 132(R)”. This standard requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur as a component of comprehensive income. SFAS 158 does not change the amount of actuarially determined expense that is recorded in the Consolidated Statement of Income. The standard also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, which is consistent with the Company’s present measurement date. SFAS 158 was effective as of the fiscal year ended March 31, 2007. The impact of adopting the provisions of SFAS 158 is shown in the table below:

	Before Adoption of	SFAS 158 Adoption	After Adoption of
	SFAS 158	Adjustments	SFAS 158
	(Dollars in Thousands)

Deferred income tax asset	$3,393	$985	$4,378
Total current assets	87,851	985	88,836
Intangible Assets and other non-current assets	16,504	(2,463)	14,041
Total assets	341,501	(1,478)	340,023
Accumulated other comprehensive income	0	1,478	1,478
Total shareholders’ equity	216,597	1,478	215,119
Total liabilities and shareholder’s equity	341,501	1,478	340,023

The adoption of SFAS 158 had no impact on financial covenant compliance included in the Company’s debt agreements. See additional discussion in Note 12.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 eliminates the diversity of practice surrounding how public companies quantify financial statement misstatements. It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. SAB 108 must be applied to annual financial statements for their first fiscal year ending after November 15, 2006. The adoption of this bulletin had no material impact on the Company’s financial condition or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The provisions of this statement are required to be applied prospectively. The Company does not expect SFAS 159 to have a material impact on its financial condition or results of operations.

NOTE 2 —	ACQUISITIONS

Fiscal 2007

On April 29, 2006, the Company acquired 75 automotive maintenance and repair service stores located in eight metropolitan areas throughout Ohio and Pennsylvania from ProCare Automotive Service Solutions LLC (“ProCare”). The Company acquired the business and substantially all of the operating assets of these stores, which consist primarily of inventory and equipment, and assumed certain liabilities. The purchase price was $14.7 million

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in cash which was financed through the Company’s existing bank facility. The excess of the purchase price over the fair values of assets acquired and liabilities assumed was allocated to goodwill. The Company converted 31 of the acquired ProCare stores to tire stores which are operating under the Mr. Tire brand name. The remaining stores are operating as service stores under the Monro brand name. The purchase price will be adjusted post-closing to reflect the completion of the Company’s purchase accounting procedures by the first quarter of fiscal 2008. The results of operations of the acquired ProCare stores are included in the Company’s results from April 29, 2006. In connection with the acquisition, the Company recorded a reserve for accrued restructuring costs of approximately $1.6 million. This reserve relates to costs associated with the closing of three duplicative or poorly performing ProCare stores, and includes charges for rent and real estate taxes (net of anticipated sublease income) since the April 2007 closure date, as well as the write down of assets to their fair market value. The closures brought the number of ProCare service stores down to 43 and the ProCare tire stores down to 29 stores.

Fiscal 2006

On November 1, 2005, the Company acquired a 13% interest in R&S Parts and Service, Inc. (“R&S”), a privately owned automotive aftermarket parts and service chain, for $2.0 million from GDJ Retail LLC. As part of the transaction, the Company also loaned R&S $5.0 million under a secured subordinated debt agreement that had a five-year term and carried an 8% interest rate. The loan was repaid in full in December 2006.

On August 11, 2006, the Company announced that it would not exercise its option to purchase the remaining 87% of R&S, originally negotiated for an additional $12.0 million in cash and $1.0 million of Monro stock . In addition, the Company recorded an after-tax impairment charge of $1.7 million with respect to the original 13% equity investment, as well as due diligence costs related to R&S. Management reached this conclusion after learning that R&S had filed petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. The impairment charge has been reflected within “Other Expenses” on the Consolidated Statement of Income for the year ended March 31, 2007.

Under the terms of the R&S debtor-in-possession financing, the Bankruptcy Court ordered the repayment to Monro of the $5 million secured loan, plus a portion of legal and other fees incurred by Monro in connection with the issuance and repayment of the loan. In February 2007, the Creditors’ Committee appointed in R&S’s bankruptcy commenced an action seeking repayment of the $5 million. In response, the Company filed a complaint against GDJ Retail, LLC and its principal, Glen Langberg, for breach of contract, contractual indemnification and negligent misrepresentation arising from the Company’s purchase of a 13% interest in R&S in November 2005.

In May 2007, the Bankruptcy Court approved a global settlement of both actions. As a result of the settlement, the Company received $325,000 from R&S. All claims against the Company, GDJ Retail, LLC, Glen Langberg and R&S have been dismissed.

Fiscal 2005

Rice Tire and Henderson Holdings

Effective October 17, 2004, the Company acquired five retail tire and automotive repair stores located in and around Frederick, Maryland from Donald B. Rice Tire Co., Inc. (the “Rice Tire Acquisition”) and on March 6, 2005, the Company acquired 10 retail tire and automotive repair stores located in southern Maryland from Henderson Holdings, Inc. (the “Henderson Acquisition”). These stores produce approximately $19 million in sales annually. The Company operates 14 of these retail locations under the Mr. Tire brand name and one under the Tread Quarters brand name. The Company purchased all of the operating assets of these stores, including fixed assets and certain inventory, and assumed certain liabilities, including obligations pursuant to the real property leases for certain of the retail store locations. The total purchase price of these stores was approximately $11.4 million which was funded through $5.1 million in cash and the assumption of liabilities and the issuance of 240,206 shares of the Company’s common stock, which was valued at $6.5 million. In addition, the Company recorded buildings and capital lease

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligations in the amount of approximately $6.1 million in connection with new leases with the seller of Henderson Holdings for nine of the properties acquired, and $.9 million in connection with a Rice Tire lease. The results of operation of these stores are included in the Company’s income statement from their respective dates of acquisition.

NOTE 3 —	OTHER CURRENT ASSETS

The composition of other current assets is as follows:

	Year Ended Fiscal March
	2007	2006
	(Dollars in thousands)

Prepaid pension asset		$4,885
Other receivables	$1,125	971
Vendor rebates receivable	6,374	2,771
Prepaid real estate taxes	1,601	1,452
Prepaid insurance	2,071	1,642
Prepaid rent	2,283	71
Debtor-in-possession financing due from ProCare		905
Barter credit receivable	1,850	1,108
Prepaid advertising	1,484	897
Vendor debit balances	1,275	2,047
Other	807	1,342

	$18,870	$18,091

NOTE 4 —	PROPERTY, PLANT AND EQUIPMENT

The major classifications of property, plant and equipment are as follows:

	March 31, 2007			March 25, 2006
		Assets			Assets
		Under			Under
	Assets	Capital		Assets	Capital
	Owned	Lease	Total	Owned	Lease	Total
	(Dollars in thousands)

Land	$40,261		$40,261	$40,542		$40,542
Buildings and improvements	128,154	$31,252	159,406	122,541	$13,450	135,991
Equipment, signage and fixtures	113,790		113,790	102,252		102,252
Vehicles	12,460	80	12,540	11,181	80	11,261
Construction-in-progress	1,306		1,306	1,743		1,743

	295,971	31,332	327,303	278,259	13,530	291,789
Less – Accumulated depreciation and amortization	137,592	5,462	143,054	124,583	3,581	128,164

	$158,379	$25,870	$184,249	$153,676	$9,949	$163,625

Capitalized interest costs aggregated $24,000 in fiscal 2007 and $36,000 in fiscal 2006.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense recorded under capital leases totaled $1,881,000, $868,000, and $332,000 for the fiscal years ended March 2007, 2006 and 2005, respectively.

NOTE 5 —	GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill during fiscal 2006 and 2007 were as follows:

(Dollars in thousands)

Balance at March 26, 2005	$37,218
Other adjustments	548

Balance at March 25, 2006	37,766
Acquisitions	15,131

Balance at March 31, 2007	$52,897

In fiscal 2007, approximately $15.2 million of the goodwill acquired relates to the ProCare Acquisition. (See Note 2.) The goodwill from the acquisitions completed in fiscal 2007 is deductible for tax purposes.

The other goodwill adjustments recorded in fiscal 2006 resulted from the finalization of the valuation of tangible and intangible assets acquired, the impact of purchase price adjustments provided for in the related purchase agreements, and completion of purchase accounting procedures, related to the Henderson and Rice acquisitions.

The Company performed its required annual impairment test of goodwill during the third quarter of fiscal 2007. No impairment loss resulted from that annual impairment test.

The composition of other intangible assets and other non-current assets is as follows:

	Year Ended Fiscal March
	2007		2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer list	$4,111	$756	$3,611	$424
Trade name	2,322	2,240	2,260	1,586
Other intangible assets	436	337	436	273

Total intangible assets	6,869	3,333	6,307	2,283

Barter receivable	6,872		3,550
Prepaid pension asset	2,493
Note receivable from R&S			5,000
Investment in R&S			2,000
Other non-current assets	1,140		2,322

Total non-current assets	10,505		12,872

Total other intangible assets and non-current assets	$17,374	$3,333	$19,179	$2,283

The Company’s intangible assets are being amortized over their estimated useful lives. The weighted average useful lives of the Company’s intangible assets are 15 years for customer lists, four years for trade names and eight years for other intangible assets.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization of intangible assets during fiscal 2007, 2006 and 2005 totaled $1,050,000, $925,000 and $761,000, respectively.

Substantially all intangible assets are tax deductible, except for the amortization of the Tread Quarters trade name ($1 million assigned value).

Estimated future amortization of intangible assets is as follows:

Year Ending Fiscal March	(Dollars in thousands)

2008	$486
2009	347
2010	343
2011	343
2012	252
Thereafter	1,765

$3,536

NOTE 6 —	LONG-TERM DEBT

Long-term debt consists of the following:

	March 31,	March 25,
	2007	2006
	(Dollars in thousands)

Revolving Credit Facility, LIBOR-based(a)	$20,500	$34,500
Mortgage Note Payable, non-interest bearing, secured by warehouse and office land, due in one installment in 2015	660	660
Obligations under capital leases at various interest rates, secured by store properties and certain equipment, due in installments through 2026	32,715	11,656
Note payable, 7.75%, partially secured by store equipment, due in installments through 2008	18	36

	53,893	46,852
Less – Current portion	1,368	525

	$52,525	$46,327

(a)	The London Interbank Offered Rate (LIBOR) at March 31, 2007 was 5.32%.

In March 2003, the Company renewed its existing credit facility agreement. The amended financing arrangement consisted of an $83.4 million Revolving Credit facility and a non-amortizing credit loan (formerly synthetic lease financing) totaling $26.6 million.

In July 2005, the Company entered into a five-year, $125 million Revolving Credit Facility agreement (the “Credit Facility”) with five banks in the lending syndicate that provided the Company’s prior financing arrangement. Interest only is payable monthly throughout the Credit Facility’s term. The Credit Facility increased the Company’s borrowing capacity by $15 million to $125 million and included a provision allowing the Company to expand the amount of the overall facility to $160 million, subject to existing or new lender(s) commitments at that time. The terms of the Credit Facility immediately reduced the spread the Company pays on LIBOR-based borrowings by 50 basis points and permit the payment of cash dividends not to exceed 25% of the preceding year’s net income. Additionally, the Credit Facility is not secured by the Company’s real property, although the Company

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

has entered into an agreement not to encumber its real property, with certain permissible exceptions. Other terms of the Credit Facility are generally consistent with the Company’s prior financing agreement.

In January 2007, the Company amended the Credit Facility to: 1) allow stock buybacks subject to the Company being able to meet its existing financial covenants; 2) extend the termination date by 18 months to January 2012; and 3) increase the accordion feature by $40 million, which allows the Company to expand the amount of the overall facility to $200 million.

Within the aforementioned $125 million Revolving Credit facility, the Company has available a sub-facility of $20 million for the purpose of issuing standby letters of credit. The line requires fees aggregating .88% annually of the face amount of each standby letter of credit, payable quarterly in arrears. There were $11.6 million in outstanding letters of credit under this line at March 31, 2007.

In addition, the Company has financed certain store properties and vehicles with capital leases, which amount to $32.7 million and are due in installments through 2026.

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

Certain of the Company’s long-term debt agreements require, among other things, the maintenance of specified interest and rent coverage ratios and amounts of net worth. They also contain restrictions on dividend payments. The Company is in compliance with these requirements at March 31, 2007. These agreements permit mortgages and specific lease financing arrangements with other parties with certain limitations.

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

Aggregate debt maturities over the next five years and thereafter are as follows:

	Capital Leases
	Aggregate	Imputed	All Other
Year Ending Fiscal March	Amount	Interest	Debt	Total
	(Dollars in thousands)

2008	$4,547	$(3,197)	$18	$1,368
2009	4,483	(3,035)		1,448
2010	4,409	(2,855)		1,554
2011	4,229	(2,653)		1,576
2012	3,980	(2,506)	20,500	21,974
Thereafter	41,242	(15,929)	660	25,973

Total				$53,893

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 —	FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments consist of the following:

	March 31, 2007			March 25, 2006
	Notional	Carrying	Fair	Notional	Carrying	Fair
	Amount	Amount	Value	Amount	Amount	Value
(Dollars in thousands)

Liabilities
Long-term debt, including current portion and excluding capital leases		$21,178	$20,941		$35,196	$34,921

The fair value of cash and cash equivalents, accounts receivable and accounts payable approximated book value at March 31, 2007 and March 25, 2006 because their maturity is generally less than one year in duration. The fair value of long-term debt was estimated based on discounted cash flow analyses using either quoted market prices for the same or similar issues, or the current interest rates offered to the Company for debt with similar maturities.

NOTE 8 —	INCOME TAXES

The components of the provision for income taxes are as follows:

	Year Ended Fiscal March
	2007	2006	2005
	(Dollars in thousands)

Currently payable –
Federal	$10,541	$13,754	$9,076
State	1,056	1,192	937

	11,597	14,946	10,013

Deferred –
Federal	914	(695)	1,414
State	(97)	(111)	306

	817	(806)	1,720

Total	$12,414	$14,140	$11,733

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax (liabilities) assets consist of the following:

	March 31,	March 25,	March 26,
	2007	2006	2005
	(Dollars in thousands)

Property and equipment	$(2,830)	$(4,183)	$(5,835)
Pension	(1,982)	(1,924)	(1,969)
Goodwill	(1,377)	(1,036)	(251)
Prepaid expenses	(624)	(731)	(684)
Other	(124)	(104)	(362)

Total deferred tax liabilities	(6,937)	(7,978)	(9,101)

Deferred rent	2,593	2,961	3,122
Warranty and other reserves	1,679	1,560	2,253
Insurance reserves	1,949	1,480	1,576
Stock options	1,157	932	932
Other	3,595	2,102	1,480

Subtotal deferred tax assets	10,973	9,035	9,363
Valuation allowance	(78)

Total deferred tax assets	10,895	9,035	9,363

Net deferred tax assets	$3,958	$1,057	$262

The Company has $.5 million of state net operating loss carryforwards available as of March 31, 2007. The carryforwards expire in varying amounts through 2027.

The Company believes it is more likely than not that future tax benefits will be realized as a result of current and future income, other than the State of Ohio.

In 2007, the Company recorded a valuation allowance of $.1 million due primarily to the assessment of the realizability of the deferred tax asset related to the Company’s state net operating loss carryforwards, specifically its Ohio net operating loss carryforward. Due to changes to its tax law by the State of Ohio, a Commercial Activities Tax measured by gross receipts has been enacted. As a result, the Company believes that the Ohio net operating losses will not be realized before the date of full transition to the Commercial Activity Tax. There was no valuation allowance required for the fiscal years ended March 25, 2006 and March 26, 2005.

A reconciliation between the U.S. Federal statutory tax rate and the effective tax rate reflected in the accompanying financial statements is as follows:

	Year Ended Fiscal March
	2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Federal income tax based on statutory tax rate applied to income before taxes	$12,140	35.0	$12,882	35.0	$10,991	35.0
State income tax, net of federal income tax benefit	623	1.8	703	1.9	804	2.6
Other	(349)	(1.0)	555	1.5	(62)	(.2)

	$12,414	35.8	$14,140	38.4	$11,733	37.4

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 —	CONVERTIBLE PREFERRED STOCK AND COMMON STOCK

A summary of the changes in the number of shares of common stock, Class C preferred stock and treasury stock is as follows:

		Class C
	Common	Convertible
	Stock	Preferred	Treasury
	Shares	Stock Shares	Stock
	Issued	Issued	Shares

Balance at March 27, 2004	13,315,253	65,000	325,200
Shares issued in connection with Henderson Acquisition	240,206
Stock options exercised	146,996

Balance at March 26, 2005	13,702,455	65,000	325,200
Shares issued in connection with warrants exercised	100,000
Stock options exercised	174,175
Purchase of treasury shares			6,428

Balance at March 25, 2006	13,976,630	65,000	331,628
Stock options exercised	365,421
Purchase of treasury shares			2,500

Balance at March 31, 2007	14,342,051	65,000	334,128

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

In connection with the March 2005 Henderson Acquisition, the Company issued 240,206 shares of Common Stock to the seller. (See Note 2.)

Holders of at least 60% of the Class C preferred stock must approve any action authorized by the holders of common stock. In addition, there are certain restrictions on the transferability of shares of Class C preferred stock. In the event of a liquidation, dissolution or winding-up of the Company, the holders of the Class C preferred stock would be entitled to receive $1.50 per share out of the assets of the Company before any amount would be paid to holders of common stock. The conversion value of the Class C convertible preferred stock is $.144 per share at March 31, 2007.

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

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Generally, options vest within the first five years of their term, and have a duration of ten years. See Note 1 for a discussion of the fiscal 2006 acceleration of vesting of all unvested stock options. Outstanding options are exercisable for various periods through January 2017.

A summary of changes in outstanding stock options is as follows:

	Weighted Average			Available
	Exercise Price	Outstanding	Exercisable	For Grant

At March 27, 2004	$8.32	1,372,358	1,011,979	414,204
Granted	$23.67	108,213		(108,213)
Became exercisable			133,421
Exercised	$9.43	(92,288)	(92,288)
Canceled	$15.42	(38,863)	(4,889)	38,758

At March 26, 2005	$9.26	1,349,420	1,048,223	344,749
Authorized				360,000
Granted	$26.09	305,400		(305,400)
Became exercisable			576,133
Exercised	$10.67	(138,997)	(138,997)
Canceled	$18.25	(36,748)	(6,284)	39,913

At March 25, 2006	$12.37	1,479,075	1,479,075	439,262
Granted	$36.11	126,050		(126,050)
Became exercisable	$29.53		3,000
Exercised	$9.82	(351,747)	(351,747)
Canceled	$29.64	(14,544)	(6,694)	14,364

At March 31, 2007	$15.31	1,238,834	1,123,634	327,576

The weighted-average remaining contractual term and aggregate intrinsic value of all options outstanding at March 31, 2007 was 5.0 years and $24.7 million, respectively. The weighted-average remaining contractual term and aggregate intrinsic value of all options exercisable at March 31, 2007 was 4.5 years and $24.7 million, respectively.

A summary of the status of and changes in nonvested stock options granted as of and during fiscal year 2007 is presented below:

		Weighted Average
		Grant-Date Fair Value
	Shares	(per Share)

Nonvested at March 26, 2006	0
Granted	126,050	$11.74
Vested	(3,000)	$9.10
Canceled	(7,850)	$11.98

Nonvested at March 31, 2007	115,200	$11.80

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about fixed stock options outstanding at March 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Shares	Remaining	Exercise	Shares	Exercise
Exercise Prices	Under Option	Life	Price	Under Option	Price

$ 5.21 - $ 7.00	477,112	1.77	5.24	477,112	5.24
$ 7.01 - $15.00	308,612	5.15	11.91	308,612	11.91
$15.01 - $27.00	332,591	7.89	25.41	332,591	25.41
$27.01 - $37.88	120,519	9.20	36.00	5,319	30.66

In August 1994, the Board of Directors authorized a non-employee directors’ stock option plan which was approved by shareholders in August 1995. The Plan initially reserved 100,278 shares of common stock (as retroactively adjusted for stock dividends and the stock split), and provides for (i) the grant to each non-employee director as of August 1, 1994 of an option to purchase 4,559 shares of the Company’s common stock (as retroactively adjusted for stock dividends and the stock split) and (ii) the annual grant to each non-employee director of an option to purchase 4,559 shares (as retroactively adjusted for stock dividends and the stock split) on the date of the annual meeting of shareholders beginning in 1995. The options expire ten years from the date of grant at an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Options issued to directors generally vest immediately upon issuance.

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

In June 2005, the Compensation Committee authorized an additional 50,000 shares, which were approved by shareholders in August 2005.

A summary of changes in these stock options is as follows:

	Option Price			Available
	Per Share	Outstanding	Exercisable	for Grant

At March 27, 2004	$10.27	259,823	259,823	80,186
Exercised	$8.83	(54,700)	(54,700)
Granted	$22.86	31,913	31,913	(31,913)

At March 26, 2005	$12.30	237,036	237,036	48,273
Authorized				50,000
Exercised	$12.27	(35,178)	(35,178)
Granted	$28.14	31,913	31,913	(31,913)

At March 25, 2006	$14.47	233,771	233,771	66,360
Exercised	$11.34	(13,674)	(13,674)
Granted	$30.93	31,913	31,913	(31,913)

At March 31, 2007	$16.72	252,010	252,010	34,447

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average remaining contractual term and aggregate intrinsic value of all options outstanding at March 31, 2007 was 2.8 years and $4.6 million, respectively. The weighted-average remaining contractual term and aggregate intrinsic value of all options exercisable at March 31, 2007 was 2.8 years and $4.6 million, respectively.

A summary of the status of and changes in nonvested stock options granted as of and during fiscal year 2007 is presented below:

		Weighted Average
		Grant-Date Fair Value
	Shares	(per Share)

Nonvested at March 26, 2006	0
Granted	31,913	$9.12
Vested	(31,913)	$9.12

Nonvested at March 31, 2007	0

The following table summarizes information about fixed stock options outstanding at March 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Shares	Remaining	Exercise	Shares	Exercise
Exercise Prices	Under Option	Life	Price	Under Option	Price

$5.00 – $8.50	68,385	2.34	6.56	68,385	6.56
$8.51 – $14.00	63,821	3.21	10.55	63,821	10.55
$14.01 – $25.00	55,997	1.88	21.56	55,997	21.56
$25.01 – $30.93	63,807	3.86	29.54	63,807	29.54

During the fiscal year ended March 31, 2007, the fair value of awards vested under the Company’s stock plans was $.3 million.

The aggregate intrinsic value in the preceding tables is based on the Company’s closing stock price of $35.10 as of the last trading day of the period ended March 31, 2007. The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the fiscal year ended March 31, 2007 was $9.3 million. As of March 31, 2007, there was $581,000 of unrecognized compensation expense related to non-vested fixed stock options that is expected to be recognized over a weighted average period of 3.2 years.

Cash received from option exercise under all stock option plans was $3.6 million and $1.9 million for the fiscal year ended March 31, 2007 and March 25, 2006, respectively.

The Company issues new shares of common stock upon exercise of stock options.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 —	EARNINGS PER COMMON SHARE

The following is a reconciliation of basic and diluted earnings per common share for the respective years:

	Year Ended Fiscal March
	2007	2006	2005
	(Amounts in thousands, except per share data)

Numerator for earnings per common share calculation:
Net Income	$22,271	$22,666	$19,669
Less: Preferred stock dividends	(175)	(102)

Income available to common stockholders	$22,096	$22,564	$19,669

Denominator for earnings per common share calculation:
Weighted average common shares, basic	13,878	13,531	13,102
Effect of dilutive securities:
Preferred stock	676	676	676
Stock options and warrants	698	815	784

Weighted average common shares, diluted	15,252	15,022	14,562

Basic earnings per common share:	$1.59	$1.67	$1.50

Diluted earnings per common share:	$1.46	$1.51	$1.35

The computation of diluted earnings per common share for fiscal years 2007, 2006 and 2005 excludes the effect of assumed exercise of approximately 116,000, 2,000 and 56,000, respectively, of stock options and warrants, as the exercise price of these options and warrants was greater than the average market value of the Company’s Common Stock for those periods, resulting in an anti-dilutive effect on diluted earnings per share.

NOTE 11 —	OPERATING LEASES AND OTHER COMMITMENTS

The Company leases retail facilities under noncancellable lease agreements which expire at various dates through fiscal year 2027. In addition to stated minimum payments, certain real estate leases have provisions for contingent rentals when retail sales exceed specified levels. Generally, the leases provide for renewal for various periods at stipulated rates. Most of the facilities’ leases require payment of property taxes, insurance and maintenance costs in addition to rental payments, and several provide an option to purchase the property at the end of the lease term.

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

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum payments required under noncancellable leases (including closed stores) are as follows:

		Less –
		Sublease
Year Ending Fiscal March	Leases	Income	Net
	(Dollars in thousands)

2008	$21,542	$(734)	$20,808
2009	18,892	(599)	18,293
2010	15,521	(364)	15,157
2011	10,599	(155)	10,444
2012	7,669	(107)	7,562
Thereafter	26,191	(359)	25,832

Total	$100,414	$(2,318)	$98,096

Rent expense under operating leases, net of sublease income, totaled $20,684,000, $18,505,000 and $18,514,000 in fiscal 2007, 2006 and 2005, respectively, including contingent rentals of $347,000, $323,000 and $316,000 in each respective fiscal year. Sublease income totaled $440,000, $367,000 and $311,000, respectively, in fiscal 2007, 2006 and 2005.

The Company has entered into various contracts with parts and tire suppliers, certain of which require the Company to buy up to 100% of its annual purchases of specific products including brakes, exhaust, oil and ride control at market prices. The agreements expire at various dates through January 2012. The Company believes these agreements provide it with high quality, branded merchandise at preferred pricing, along with strong marketing and training support.

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

The Company amended its employment agreement effective May 19, 2005, with Catherine D’Amico, its Executive Vice President and Chief Financial Officer, and, in July 2005, entered into an employment agreement with Joseph Tomarchio Jr., its Executive Vice President of Store Operations, effective May 19, 2005. The agreements each provide a base salary to be reviewed annually, plus a bonus, based upon the Company’s achievement of performance targets set by the Compensation Committee. Ms. D’Amico’s and Mr. Tomarchio’s agreements both expire on June 30, 2008. The agreements include a covenant against competition with the Company for up to two years after termination. The agreements provide Ms. D’Amico and Mr. Tomarchio with a minimum of one year’s salary and certain additional rights in the event of a termination without cause (as defined therein), or a termination in the event of a change in control (as defined therein).

NOTE 12 —	EMPLOYEE RETIREMENT AND PROFIT SHARING PLANS

The Company sponsors a noncontributory defined benefit pension plan for Monro employees and the former Kimmel Automotive, Inc. employees. In fiscal 2005, the previously separate Monro and Kimmel pension plans were merged. The plan provides benefits to certain full-time employees who were employed with Monro and with Kimmel prior to April 2, 1998 and May 15, 2001, respectively. Effective as of those dates, each company’s Board of Directors approved plan amendments whereby the benefits of each of the defined benefit plans would be frozen and the plans would be closed to new participants. Prior to these amendments, coverage under the plans began after

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employees completed one year of service and attainment of age 21. Benefits under both plans, and now the merged plans, are based primarily on years of service and employees’ pay near retirement. The funding policy for the Company’s merged plan is consistent with the funding requirements of Federal law and regulations. The measurement date used to determine the pension plan measurements disclosed herein is March 31 for both 2007 and 2006.

See Note 1, “Significant Accounting Policies” for information regarding the Company’s adoption of SFAS 158 as of March 31, 2007. SFAS 158 requires recognition of the overfunded or underfunded status of defined benefit plans as an asset or liability. Accordingly, the overfunded status of the Company’s defined benefit plan is recognized as an asset in the Consolidated Statement of Financial Position as of March 31, 2007.

The funded status of each plan is set forth below:

	Year Ended
	Fiscal March
	2007	2006

Change in Plan Assets:
Fair value of plan assets at beginning of year	$13,683	$12,824
Actual return on plan assets	1,870	1,403
Employer contribution		97
Benefits paid	(567)	(641)

Fair value of plan assets at end of year	14,986	13,683

Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	12,699	12,421
Interest cost	718	702
Actuarial (gain) loss	(357)	217
Benefits paid	(567)	(641)

Benefit obligation at end of year	12,493	12,699

Funded status of plan	$2,493	984

Unrecognized net loss		3,901

Net amount recognized		$4,885

The projected and accumulated benefit obligations were equivalent at March 31, 2007 and March 31, 2006.

Amounts recognized in accumulated other comprehensive loss, as a result of the adoption of SFAS 158 consist of:

Year Ended
Fiscal March
2007
(Dollars in thousands)

Net transition obligation	$0
Prior service cost	0
Net actuarial loss	2,463

Total	$2,463

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pension (income) cost included the following components:

	Year Ended Fiscal March
	2007	2006	2005

Interest cost on projected benefit obligation	$718	$702	$630
Expected return on plan assets	(1,075)	(994)	(814)
Amortization of unrecognized actuarial loss	286	383	233

Net pension (income) cost	$(71)	$91	$49

The weighted-average assumptions used to determine benefit obligations are as follows:

	Year Ended
	Fiscal March
	2007	2006

Discount rate	6.00%	5.75%

The weighted-average assumptions used to determine net periodic pension costs are as follows:

	Year Ended Fiscal March
	2007	2006	2005

Discount rate	5.75%	5.75%	5.75%
Expected long-term return on assets	8.00%	8.00%	8.00%

The expected long-term rate of return on plan assets is established based upon assumptions related to historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.

The investment strategy of the plan is to conservatively manage the assets in order to meet the plan’s long-term obligations while maintaining sufficient liquidity to pay current benefits. This is achieved by holding equity investments while investing a portion of assets in long duration bonds to match the long-term nature of the liabilities. Going forward, the Company’s general target allocation for the plan is 40% fixed income and 60% equity securities.

The Company’s weighted average asset allocations, by asset category, are as follows:

	Year Ended
	Fiscal March
	2007	2006

Cash and cash equivalents	1.8%	5.4%
Fixed income	38.2%	47.4%
Equity securities	60.0%	47.2%

Total	100.0%	100.0%

There are no required or expected contributions in fiscal 2008 to the plan.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following pension benefit payments are expected to be paid:

Year Ended
Fiscal March
(Dollars in thousands)

2008	$504
2009	532
2010	516
2011	507
2012	541
2013-2017	3,136

Total	$5,736

The Company has a 401(K)/Profit Sharing Plan that covers full-time employees who meet the age and service requirements of the plan. The 401(K) salary deferral option was added to the plan during fiscal 2000. The first employee deferral occurred in March 2000. The Company makes matching contributions consistent with the provisions of the plan. The Company’s matching contributions for fiscal 2007, 2006 and 2005 amounted to approximately $634,000, $592,000 and $551,000, respectively. The Company may also make annual profit sharing contributions to the plan at the discretion of the Compensation Committee.

The Company has a deferred compensation plan (the “Deferred Compensation Plan”) to provide an opportunity for additional tax-deferred savings to a select group of management or highly compensated employees. The Deferred Compensation Plan permits participants to defer all or any portion of the compensation that would otherwise be payable to them for the calendar year. In addition, the Company will credit to the participants’ accounts such amounts as would have been contributed to the Company’s 401(K)/Profit Sharing Plan but for the limitations that are imposed under the Internal Revenue Code based upon the participants’ status as highly compensated employees. The Company may also make such additional discretionary allocations as are determined by the Compensation Committee. No amounts credited under the Deferred Compensation Plan are funded and the Company maintains accounts to reflect the amounts owed to each participant. At least annually, the accounts are credited with earnings or losses calculated on the basis of an interest rate or other formula as determined by the Compensation Committee. The total liability recorded in the Company’s financial statements at March 31, 2007 related to the Deferred Compensation Plan was $470,000.

The Company’s management bonus plan provides for the payment of annual cash bonus awards to participating employees, as selected by the Board of Directors, based primarily on the Company’s attaining pre-tax income targets established by the Board of Directors. Charges to expense applicable to the management bonus plan totaled $96,000, $1,053,000 and $69,000 for the fiscal years ended March 2007, 2006 and 2005, respectively.

NOTE 13 —	RELATED PARTY TRANSACTIONS

The Company is currently a party to leases for certain facilities where the lessor is an officer of the Company, and in previous years, from (a) officers and directors of the Company, (b) partnerships in which such persons had interests or (c) trusts of which members of their families were beneficiaries. Payments under such operating and capital leases amounted to $588,000, $573,000 and $2,190,000 for the fiscal years ended March 2007, 2006 and 2005, respectively. Six new leases were assumed in March 2004 in connection with the Mr. Tire Acquisition. Amounts payable under these lease agreements totaled $40,000 at March 26, 2005. No amounts were payable at March 31, 2007 or March 25, 2006. No related party leases, other than the six assumed as part of the Mr. Tire Acquisition in March 2004, have been entered into, and no new leases are contemplated.

The Company has a management agreement with an investment banking firm associated with a principal shareholder/director of the Company to provide financial advice. The agreement provides for an annual fee of

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$300,000, plus reimbursement of out-of-pocket expenses. During each of the fiscal years 2007, 2006 and 2005, the Company incurred fees of $300,000, under this agreement. In addition, this investment banking firm, from time to time, provides additional investment banking services to the Company for customary fees. Approximately half of all payments made to the investment banking firm under the management agreement are paid to another principal shareholder/director of the Company.

NOTE 14 —	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following transactions represent non-cash investing and financing activities during the periods indicated:

Year ended March 31, 2007

In connection with the ProCare Acquisition (See Note 2), liabilities were assumed as follows:

Fair value of assets acquired	$23,135,000
Goodwill recorded	15,152,000
Cash paid in FY06	(1,600,000)
Cash paid in FY07, net of cash acquired	(13,109,000)

Liabilities assumed	$23,578,000

In connection with the recording of capital leases, the Company increased both fixed assets and long-term debt by $2,217,000.

In connection with the implementation of SFAS 158, other comprehensive income increased by $1,478,000, other non-current assets decreased by $2,463,000 and the deferred income tax liability was increased by $985,000.

In connection with the accounting for income tax benefits related to the exercise of stock options, the Company reduced current liabilities and increased paid-in capital by $1,076,000.

Year ended March 25, 2006

In connection with the disposal of assets, the Company reduced both fixed assets and other long-term liabilities by $147,000.

In connection with the recording of capital leases, the Company increased both fixed assets and long-term debt by $3,068,000.

During the twelve months ended March 25, 2006, the Company recorded purchase accounting adjustments for the Rice Tire Acquisition that increased goodwill by $506,000 and reduced fixed assets by $506,000.

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

Interest and Income Taxes Paid

	Year Ended Fiscal March
	2007	2006	2005
	(Dollars in thousands)

Cash paid during the year:
Interest, net	$4,471	$3,373	$2,265
Income taxes	$10,510	$12,977	$10,375

NOTE 15 —	LITIGATION

The Company and its subsidiaries are involved in legal proceedings, claims and litigation arising in the ordinary course of business. In management’s opinion, the outcome of such current legal proceedings is not expected to have a material effect on future operating results or on the Company’s consolidated financial position.

NOTE 16 —	CASH DIVIDEND

In May 2005, the Company’s Board of Directors declared its intention to pay a regular quarterly cash dividend during fiscal 2006 of $.05 per common share or common share equivalent to be paid to shareholders beginning with the first quarter of fiscal 2006. In May 2006, the Company’s Board of Directors declared its intention to pay a regular quarterly cash dividend during fiscal 2007 of $.07 per share to be paid beginning with the first quarter of 2007. The dividend amounted to $175,000 and $102,000, respectively for preferred shareholders and $3,610,000 and $2,035,000, respectively for common shareholders in 2007 and 2006. The declaration of, and any determination as to the payment of, future dividends will be at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, capital requirements, compliance with charter and contractual restrictions, and such other factors as the Board of Directors deems relevant.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17 —	SUBSEQUENT EVENTS

In May 2007, the Company’s Board of Directors declared a regular quarterly cash dividend of $.09 per common share or common share equivalent to be paid to shareholders of record as of July 17, 2007. The dividend will be paid on July 27, 2007.

In May 2007, the Company received a $325,000 settlement from R&S and, as a result, all claims against the Company, GDJ Retail, LLC, Glen Langberg and R&S have been dismissed (See Note 2.)

In May 2007, the Company announced its intention to declare a three-for-two stock split of the Company’s common stock to be effected in the form of a 50% stock dividend. The stock split is subject to shareholder approval of an increase in the number of authorized common shares from 20,000,000 to 45,000,000. The shareholders vote to increase the number of shares of authorized common stock will take place on August 7, 2007 at Monro’s regularly scheduled Annual Shareholder’s meeting.

In January 2007, the Company’s Board of Directors approved a share repurchase program authorizing the company to purchase up to $30 million of its common stock. In conjunction with this program the Company purchased 115,900 shares at an average price per share of $34.79 during the months of April and May 2007.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth consolidated statement of income data by quarter for the fiscal years ended March 2007 and 2006. Individual line items summed by quarters may not agree to the annual amounts reported due to rounding.(b)

	Fiscal Quarter Ended
	June	Sept.	Dec.	March
	2006	2006	2006	2007
	(Amounts in thousands, except per share data)

Sales	$98,445	$107,285	$103,787	$107,708
Cost of sales	57,409	63,181	63,436	66,777

Gross profit	41,036	44,104	40,351	40,931
Operating, selling, general and administrative expensed	29,612	32,108	30,282	34,437

Operating income	11,424	11,996	10,069	6,494
Interest expense, net	636	895	1,833	1,200
Other (income) expense, net	(627)	2,148	451	(1,238)

Income before provision for income taxes	11,415	8,953	7,785	6,532
Provision for income taxes	3,853	3,357	2,919	2,285

Net income	$7,562	$5,596	$4,866	$4,247

Basic earnings per share	$.55	$.40	$.35	$.30

Diluted earnings per share(a)	$.50	$.37	$.32	$.28

Weighted average number of common shares used in computing earnings per share
Basic	13,705	13,848	13,951	14,001
Diluted	15,215	15,202	15,282	15,328

	June	Sept.	Dec.	March
	2005	2005	2005	2006
	(Amounts in thousands, except per share data)

Sales	$94,625	$95,641	$90,188	$88,273
Cost of sales	53,922	55,897	55,300	55,796

Gross profit	40,703	39,744	34,888	32,477
Operating, selling, general and administrative expensed	26,901	26,777	27,463	26,888

Operating income	13,802	12,967	7,425	5,589
Interest expense, net	882	810	845	941
Other expense (income), net	425	(122)	30	(834)

Income before provision for income taxes	12,495	12,279	6,550	5,482
Provision for income taxes	4,748	4,666	2,489	2,237

Net income	$7,747	$7,613	$4,061	$3,245

Basic earnings per share	$.58	$.56	$.30	$.24

Diluted earnings per share(a)	$.52	$.51	$.27	$.21

Weighted average number of common shares used in computing earnings per share
Basic	31,395	13,523	13,583	13,626
Diluted	14,866	14,986	15,038	15,135

(a)	Earnings per share for each period was computed by dividing net income by the weighted average number of shares of Common Stock and Common Stock Equivalents outstanding during the respective quarters.

(b)	There were no material, extraordinary, unusual or infrequently occurring items recognized in either of the fourth quarters shown. Fiscal 2007 was a 53 week year.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2007, the end of our fiscal year. Management has reviewed the results of its assessment with the Audit Committee of the Board of Directors. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Inherent Limitations on Effectiveness of Controls

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures or its internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Information concerning the Company’s shares authorized for issuance under its equity compensation plans at March 31, 2007 and security ownership of certain beneficial owners and management is incorporated herein by reference to the sections captioned “Security Ownership of Principal Shareholders, Directors and Executive Officers” and “Equity Compensation Plan Information” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence

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
Robert G. Gross
President and Chief Executive Officer

Date: June 14, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of June 14, 2007.

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
Robert G. Gross
Chief Executive Officer,
Director and as Attorney-in-Fact

INDEX TO EXHIBITS

The following is a list of all exhibits filed herewith or incorporated by reference herein:

Exhibit No.		Document

3	.01*	Restated Certificate of Incorporation of the Company, dated July 23, 1991, with Certificate of Amendment, dated November 1, 1991. (1992 Form 10-K, Exhibit No. 3.01)
3	.01a*	Certificate of Change of the Certificate of Incorporation of the Company, dated January 26, 1996. (August 2004 Form S-3, Exhibit 4.1(b))
3	.01b*	Certificate of Amendment to Restated Certificate of Incorporation, dated April 15, 2004. (August 2004 Form S-3, Exhibit No. 4.1(c))
3	.02*	Restated By-Laws of the Company, dated July 23, 1991. (Amendment No. 1, Exhibit No. 3.04)
10	.02*	1994 Non-Employee Directors’ Stock Option Plan. (March 2001 Form S-8, Exhibit No. 4.1)**
10	.02a*	Amendment, dated as of May 12, 1997, to the 1994 Non-Employee Directors’ Stock Option Plan. (March 2001 Form S-8, Exhibit No. 4.2)**
10	.02b*	Amendment, dated as of May 18, 1999, to the 1994 Non-Employee Directors’ Stock Option Plan. (March 2001 Form S-8, Exhibit No. 4.3)**
10	.02c*	Amendment, dated as of August 2, 1999, to the 1994 Non-Employee Directors’ Stock Option Plan. (2002 Form 10-K, Exhibit No. 10.02c)**
10	.02d*	Amendment, dated as of June 12, 2002, to the 1994 Non-Employee Directors’ Stock Option Plan. (2002 Form 10-K, Exhibit No. 10.02d)**
10	.03*	1989 Employees’ Incentive Stock Option Plan, as amended through December 23, 1992. (December 1992 Form S-8, Exhibit No. 4.3)**
10	.03a*	Amendment, dated as of January 25, 1994, to the 1989 Employees’ Incentive Stock Option Plan. (1994 Form 10-K, Exhibit No. 10.03a and March 2001 Form S-8, Exhibit No. 4.2)**
10	.03b*	Amendment, dated as of May 17, 1995, to the 1989 Employees’ Incentive Stock Option Plan. (1995 Form 10-K, Exhibit No. 10.03b and March 2001 Form S-8, Exhibit No. 4.3)**
10	.03c*	Amendment, dated as of May 12, 1997, to the 1989 Employees’ Incentive Stock Option Plan. (1997 Form 10-K, Exhibit No. 10.03c and March 2001 Form S-8, Exhibit No. 4.4)**
10	.03d*	Amendment, dated as of January 29, 1998, to the 1989 Employees’ Incentive Stock Option Plan. (1998 Form 10-K, Exhibit No. 10.03d)**
10.04		GUST Amendment and Restatement of the Monro Muffler Brake, Inc. Retirement Plan, dated April 1, 2002.**
10	.04a	Amendment No. 1 to GUST Restatement, dated as of July 31, 2002.**
10	.04b	Amendment No. 2 to GUST Restatement, dated July 31, 2002.**
10	.04c	Amendment No. 3 to GUST Restatement, dated March 29, 2005.**
10	.04d	Amendment No. 4 to GUST Restatement, dated December 21, 2006.**
10	.05*	Profit Sharing Plan, amended and restated as of April 1, 1993. (1995 Form 10-K, Exhibit No. 10.05)**
10	.05a*	Amendment, dated as of March 1, 2000, to the Profit Sharing Plan. (June 2001 Form S-8, Exhibit No. 4)**
10	.06*	Second Amended and Restated Employment Agreement, dated November 14, 2002, by and between the Company and Robert G. Gross. (2003 Form 10-K, Exhibit No. 10.06)**
10	.06a*	Amendment to Second Amended and Restated Employment Agreement, dated June 8, 2005. (June 2005 Form 8-K, Exhibit No. 10.1)**
10	.07*	Employment Agreement, dated July 13, 2005 and effective May 19, 2005, by and between the Company and Joseph Tomarchio, Jr. (July 2005 Form 8-K, Exhibit No. 10.1)**
10	.08*	1998 Employee Stock Option Plan, effective November 18, 1998. (December 1998 Form 10-Q, Exhibit No. 10.3 and March 2001 Form S-8, Exhibit No. 4)**
10	.08a*	Amendment, dated May 20, 2003, to the 1998 Employee Stock Option Plan. (2004 Form 10-K, Exhibit No. 10.08a)**

Exhibit No.		Document

10	.08b*	Amendment, dated June 8, 2005, to the 1998 Employee Stock Option Plan. (April 2006 Form S-8 for the 1998 Plan, Exhibit No. 4.2)**
10	.09*	Kimmel Automotive, Inc. Pension Plan, as amended and restated effective January 1, 1989, adopted December 29, 1994. (2003 Form 10-K, Exhibit No. 10.09)**
10	.09a*	First amendment, dated January 1, 1989, to the Kimmel Automotive, Inc. Pension Plan. (2003 Form 10-K, Exhibit No. 10.09a)**
10	.09b*	Second amendment, dated January 1, 1989, to the Kimmel Automotive, Inc. Pension Plan. (2003 Form 10-K, Exhibit No. 10.09b)**
10	.09c*	Third amendment, dated May 2001, to the Kimmel Automotive, Inc. Pension Plan. (2003 Form 10-K, Exhibit No. 10.09c)**
10	.10*	2003 Non-Employee Directors’ Stock Option Plan, effective August 5, 2003. (2004 Form 10-K, Exhibit No. 10.10)**
10	.10a*	Amendment, dated June 8, 2005, to the 2003 Non-Employee Directors’ Stock Option Plan. (April 2006 Form S-8 for the 2003 Plan, Exhibit No. 4.1)**
10	.11*	Credit Agreement, dated as of July 13, 2005, by and among the Company, Charter One Bank, N.A., as Administrative Agent, and certain lenders party thereto. (June 2005 Form 10-Q, Exhibit No. 10.1)
10	.11a*	Amendment No. 1 to Credit Agreement, dated January 12, 2007, by and among the Company, Charter One Bank, N.A., as Administrative Agent, and certain lenders party thereto. (December 2006 Form 10-Q, Exhibit No. 10.11a)
10	.12*	Security Agreement, dated as of July 13, 2005, by and among the Company, Monro Service Corporation, Monro Leasing, LLC and Charter One Bank, N.A., as Administrative Agent for the lenders party to the Credit Agreement. (June 2005 Form 10-Q, Exhibit No. 10.2)
10	.13*	Guaranty, dated as of July 13, 2005, of Monro Service Corporation. (June 2005 Form 10-Q, Exhibit No. 10.3)
10	.15*	Negative Pledge Agreement, dated as of July 13, 2005, by and among the Company, Monro Service Corporation, Monro Leasing, LLC and Charter One Bank, N.A., as Administrative Agent for the lenders party to the Credit Agreement. (June 2005 Form 10-Q, Exhibit No. 10.5)
10	.18*	Resale Restriction Agreement by and between the Company and each of its executive officers and certain senior-level managers, effective as of March 24, 2006. (March 2006 Form 8-K/A, Exhibit No. 10.1)
10	.62*	Mortgage Agreement, dated September 28, 1994, between the Company and the City of Rochester, New York. (1995 Form 10-K, Exhibit No. 10.60)
10	.63*	Lease Agreement, dated October 11, 1994, between the Company and the City of Rochester, New York. (1995 Form 10-K, Exhibit No. 10.61)
10	.66*	Amendment to Lease Agreement, dated September 19, 1995, between the Company and the County of Monroe Industrial Development Agency. (September 1995 Form 10-Q, Exhibit No. 10.00)
10	.68*	Amended and Restated Employment Agreement, dated February 6, 2006 and effective as of May 19, 2005, between the Company and Catherine D’Amico. (February 2006 Form 8-K, Exhibit No. 10.1)**
10	.69*	Supply Agreement, by and between the Company and The Valvoline Company, dated July 10, 2006 and effective as of April 1, 2006. (September 2006 Form 10-Q, Exhibit 10.1)
10	.70*	Purchase Agreement between Walker Manufacturing Company, a division of Tenneco Automotive, and the Company, dated as of June 29, 1999. (2000 Form 10-K, Exhibit No. 10.70)
10.71		Supply Agreement, dated as of April 11, 2007, by and between the Company, Monro Service Corporation and AP Exhaust Products, Inc.
10	.75*	Supply Agreement between the Company and The Valvoline Company, a division of Ashland Inc., effective November 1, 2002. (December 2002 Form 10-Q, Exhibit No. 10.79)
10	.75a*	Automotive Filter Sales Agreement between the Company and The Valvoline Company, a division of Ashland Inc., dated November 1, 2002. (December 2002 Form 10-Q, Exhibit No. 10.80)

Exhibit No.		Document

10	.76*	Tenneco Automotive Ride Control Products Supply Agreement between Tenneco Automotive Operating Company Inc. and Monro Service Corporation, effective July 1, 2001. (2002 Form 10-K, Exhibit No. 10.76)
10	.77*	Management Incentive Compensation Plan, effective as of June 1, 2002. (2002
Form 10-K, Exhibit No. 10.77)**
10	.78*	Merchandising Agreement between the Company and Morse Automotive Corporation, dated September 1, 2002. (September 2002 Form 10-Q, Exhibit No. 10.78)
10	.79*	Agreement, dated January 1, 1998, between F&J Properties, Inc. and Mr. Tire, Inc., as predecessor-in-interest to the Company, effective January 1, 1998, with respect to Store No. 750. (2004 Form 10-K, Exhibit No. 10.79)
10	.79a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 750. (2004 Form 10-K, Exhibit No. 10.79a)
10	.79b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by F&J Properties, Inc., with respect to Store No. 750. (2004 Form 10-K, Exhibit No. 10.79b)
10	.79c	Renewal Letter, dated April 16, 2007, from the Company to F&J Properties, Inc. with respect to Store No. 750
10	.80*	Agreement, dated January 1, 1997, between The Three Marquees and Mr. Tire, Inc., as predecessor-in-interest to the Company, with respect to Store No. 753. (2004 Form 10-K, Exhibit No. 10.80)
10	.80a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 753. (2004 Form 10-K, Exhibit No. 10.80a)
10	.80b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by The Three Marquees, with respect to Store No. 753. (2004 Form 10-K, Exhibit No. 10.80b)
10	.80c*	Renewal Letter, dated March 6, 2006, from the Company to The Three Marquees, with respect to Store No. 753. (2006 Form 10-K, Exhibit No. 10.80c)
10	.81*	Agreement, dated April 1, 1998, between 425 Manchester Road, LLC and Mr. Tire, Inc., as predecessor-in-interest to the Company, with respect to Store No. 754. (2004 Form 10-K, Exhibit No. 10.81)
10	.81a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 754. (2004 Form 10-K, Exhibit No. 10.81a)
10	.81b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by 425 Manchester Road, LLC, with respect to Store No. 754. (2004 Form 10-K, Exhibit No. 10.81b)
10	.82*	Agreement, dated January 1, 1997, between The Three Marquees and Mr. Tire, Inc., as predecessor-in-interest to the Company, with respect to Store No. 756. (2004 Form 10-K, Exhibit No. 10.82)
10	.82a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 756. (2004 Form 10-K, Exhibit No. 10.82a)
10	.82b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by The Three Marquees, with respect to Store No. 756. (2004 Form 10-K, Exhibit No. 10.82b)
10	.82c*	Renewal Letter, dated March 6, 2006, from the Company to The Three Marquees with respect to Store No. 756. (2006 Form 10-K, Exhibit No. 10.82c)
10	.83*	Agreement, dated January 1, 1997, between The Three Marquees and Mr. Tire, Inc., as predecessor-in-interest to the Company, with respect to Store No. 758. (2004 Form 10-K, Exhibit No. 10.83)
10	.83a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 758. (2004 Form 10-K, Exhibit No. 10.83a)
10	.83b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by The Three Marquees, with respect to Store No. 758. (2004 Form 10-K, Exhibit No. 10.83b)
10	.83c*	Renewal Letter, dated March 6, 2006, from the Company to The Three Marquees, with respect to Store No. 758. (2006 Form 10-K, Exhibit No. 10.83c)

Exhibit No.		Document

10	.84*	Agreement, dated September 2, 1999, between LPR Associates and Mr. Tire, Inc., as predecessor-in-interest to the Company, with respect to Store No. 765. (2004 Form 10-K, Exhibit No. 10.84)
10	.84a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 765. (2004 Form 10-K, Exhibit No. 10.84a)
10	.84b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by LPR Associates, with respect to Store No. 765. (2004 Form 10-K, Exhibit No. 10.84b)
10	.85*	Monro Muffler Brake, Inc. Warrant to Purchase Common Stock, dated March 1, 2004, between the Company and Atlantic Automotive Corp. (2004 Form 10-K, Exhibit No. 10.85)
10	.86*	Supply Agreement by and between the Company and Wagner Brake, a division of Federal-Mogul Corporation, dated as of November 2, 2004 and effective as of February 1, 2005. (December 2004 Form 10-Q, Exhibit No. 10.86)
21.01		Subsidiaries of the Company.
23.01		Consent of PricewaterhouseCoopers LLP.
24.01		Powers of Attorney.
31.1		Certification of Robert G. Gross, President and Chief Executive Officer.
31.2		Certification of Catherine D’Amico, Executive Vice President — Finance and Chief Financial Officer.
32.1		Certification Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) hereof.

*	An asterisk “*” following an exhibit number indicates that the exhibit is incorporated herein by reference to an exhibit to one of the following documents: (1) the Company’s Registration Statement on Form S-1 (Registration No. 33-41290), filed with the Securities and Exchange Commission on June 19, 1991 (“Form S-1”); (2) Amendment No. 1 thereto, filed July 22, 1991 (“Amendment No. 1”); (3) the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1992 (“1992 Form 10-K”); (4) the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on December 24, 1992 (“December 1992 Form S-8”); (5) the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994 (“1994 Form 10-K”); (6) the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995 (“1995 Form 10-K”); (7) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995 (“September 1995 Form 10-Q”); (8) the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997 (“1997 Form 10-K”); (9) the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (“1998 Form 10-K”); (10) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1998 (“December 1998 Form 10-Q”); (11) the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000 (“2000 Form 10-K”); (12) the Company’s Registration Statements on Forms S-8, filed with the Securities and Exchange Commission on March 22, 2001 (each a “March 2001 Form S-8”); (13) the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on June 26, 2001 (“June 2001 Form S-8”); (14) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001 (“June 2001 Form 10-Q”); (15) the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2002 (“2002 Form 10-K”); (16) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2002 (“September 2002 Form 10-Q”); (17) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2002 (“December 2002 Form 10-Q”); (18) the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2003 (“2003 Form 10-K”); (19) the Company’s Registration Statement on Form S-3 (Registration No. 333-118176), filed with the Securities and Exchange Commission on August 12, 2004 (“August 2004 Form S-3”); (20) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 25, 2004 (“December 2004 Form 10-Q”); (21) the Company’s Annual Report on Form 10-K for the fiscal year ended March 27, 2004 (“2004 Form 10-K”); (22) the Company’s Current Report on Form 8-K, filed June 8, 2005 (“June 2005 Form 8-K”); (23) the Company’s Current Report on Form 8-K, filed July 14, 2005 (“July 2005 Form 8-K”); (24) the Company’s Quarterly Report

on Form 10-Q for the fiscal quarter ended June 25, 2005 (“June 2005 Form 10-Q”); (25) the Company’s Current Report on Form 8-K, filed February 7, 2006 (“February 2006 Form 8-K”); (26) the Company’s Current Report on Form 8-K/A, filed March 31, 2006 (“March 2006 Form 8-K/A”); (27) the Company’s Registration Statement on Form S-8 (Registration No. 333-133044) filed with the Securities and Exchange Commission on April 6, 2006 (“April 2006 Form S-8 for 2003 Plan”); (28) the Company’s Registration Statement on Form S-8 (Registration No. 333-133045) filed with the Securities and Exchange Commission on April 6, 2006 (“April 2006 Form S-8 for 1998 Plan”); (29) the Company’s Annual Report on Form 10-K for the fiscal year ended March 25, 2006 (“2006 Form 10-K”); (30) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 23, 2006 (“September 2006 Form 10-Q”); and (31) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 23, 2006 (“December 2006 Form 10-Q”). The appropriate document and exhibit number are indicated in parentheses.