Form 10-Q
period 2007-06-30
MONRO MUFFLER BRAKE INC
filed 2007-07-31
CIK 876427

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007.
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of July 20, 2007, 14,389,958 shares of the Registrant’s Common Stock, par value $ .01 per share, were outstanding.

MONRO MUFFLER BRAKE, INC.

MONRO MUFFLER BRAKE, INC.
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MONRO MUFFLER BRAKE, INC.
CONSOLIDATED BALANCE SHEET

	(Unaudited) June 30,	March 31,
	2007	2007
	(Dollars in thousands)
Assets
Current assets:
Cash and equivalents	$974	$965
Trade receivables	2,507	2,225
Inventories	63,801	62,398
Deferred income tax asset	4,506	4,378
Other current assets	14,673	18,870

Total current assets	86,461	88,836

Property, plant and equipment	328,883	327,303
Less – Accumulated depreciation and amortization	(147,558)	(143,054)

Net property, plant and equipment	181,325	184,249
Goodwill	54,039	52,897
Intangible assets and other noncurrent assets	13,246	14,041

Total assets	$335,071	$340,023

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$1,378	$1,368
Trade payables	22,791	27,211
Federal and state income taxes payable	5,318	1,580
Accrued payroll, payroll taxes and other payroll benefits	11,122	10,697
Accrued insurance	5,974	7,387
Other current liabilities	12,197	12,265

Total current liabilities	58,780	60,508

Long-term debt	45,812	52,525
Accrued rent expense	6,845	6,937
Other long-term liabilities	3,697	4,514
Income tax liabilities	2,410
Deferred income tax liability	138	420

Total liabilities	117,682	124,904

Commitments
Shareholders’ equity:
Class C Convertible Preferred Stock, $1.50 par value, $.144 conversion value, 150,000 shares authorized; 65,000 shares issued and outstanding	97	97
Common Stock, $.01 par value, 20,000,000 shares authorized; 14,384,075 and 14,342,051 issued and outstanding at June 30, 2007 and March 31, 2007, respectively	144	143
Treasury Stock, 450,028 and 334,128 shares at June 30, 2007 and March 31, 2007, respectively, at cost	(6,178)	(2,143)
Additional paid-in capital	63,579	62,866
Accumulated other comprehensive income	(1,478)	(1,478)
Retained earnings	161,225	155,634

Total shareholders’ equity	217,389	215,119

Total liabilities and shareholders’ equity	$335,071	$340,023

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Quarter Ended Fiscal June
	2007	2006
	(Dollars in thousands,
	except per share data)
Sales	$107,622	$98,445
Cost of sales, including distribution and occupancy costs	60,945	57,409

Gross profit	46,677	41,036
Operating, selling, general and administrative expenses	32,636	29,612

Operating income	14,041	11,424
Interest expense, net of interest income for the quarter of $9 in 2007 and $247 in 2006	1,189	636
Other income, net	(239)	(627)

Income before provision for income taxes	13,091	11,415
Provision for income taxes	4,909	3,853

Net income	$8,182	$7,562

Earnings per share:
Basic	$.58	$.55

Diluted	$.54	$.50

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
(Dollars in thousands)

					Accumulated
				Additional	Other
	Preferred	Common	Treasury	Paid-in	Comprehensive	Retained
	Stock	Stock	Stock	Capital	Income	Earnings	Total
Balance at March 31, 2007	$97	$143	$(2,143)	$62,866	$(1,478)	$155,634	$215,119

Net income						8,182	8,182

Cash dividends: Preferred						(47)	(47)
Common						(981)	(981)

Tax benefit from exercise of stock options				177			177

Exercise of stock options		1		437			438

Stock option compensation				99			99

Purchase of treasury shares			(4,035)				(4,035)

Adoption of FIN 48						(1,563)	(1,563)

Balance at June 30, 2007	$97	$144	$(6,178)	$63,579	$(1,478)	$161,225	$217,389

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Quarter Ended Fiscal June
	2007	2006
	(Dollars in thousands)
	Increase (Decrease) in Cash
Cash flows from operating activities:
Net income	$8,182	$7,562
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	4,799	4,570
Loss (gain) on disposal of property, plant and equipment	34	(873)
Stock-based compensation expense	99	19
Excess tax benefits from share-based payment arrangements	(104)	(309)
Net change in deferred income taxes	(98)	(394)
Increase in trade receivables	(282)	(563)
(Increase) decrease in inventories	(1,403)	236
Decrease in other current assets	4,232	605
Decrease (increase) in intangible assets and other noncurrent assets	693	(687)
Decrease in trade payables	(4,464)	(1,372)
(Decrease) increase in accrued expenses	(1,166)	354
Increase in federal and state income taxes payable	4,450	3,575
(Decrease) increase in other long-term liabilities	(128)	537

Total adjustments	6,662	5,698

Net cash provided by operating activities	14,844	13,260

Cash flows from investing activities:
Capital expenditures	(3,485)	(4,613)
Acquisition of ProCare, net of cash acquired	(42)	(12,874)
Proceeds from the disposal of property, plant and equipment	44	35

Net cash used for investing activities	(3,483)	(17,452)

Cash flows from financing activities:
Proceeds from borrowings	23,870	28,637
Principal payments on long-term debt and capital lease obligations	(30,701)	(27,319)
Purchase of common stock	(4,035)
Exercise of stock options	438	2,006
Excess tax benefits from share-based payment arrangements	104	309
Dividends to shareholders	(1,028)	(717)

Net cash (used for) provided by financing activities	(11,352)	2,916

Increase (decrease) in cash	9	(1,276)
Cash at beginning of period	965	3,780

Cash at end of period	$974	$2,504

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Condensed Consolidated Financial Statements
     The consolidated balance sheet as of June 30, 2007, the consolidated statements of income and cash flows for the thirteen week periods ended June 30, 2007 and June 24, 2006, and the consolidated statement of changes in shareholders’ equity for the thirteen week period ended June 30, 2007, include Monro Muffler Brake, Inc. and its wholly owned subsidiary (the “Company”). These unaudited condensed consolidated financial statements have been prepared by the Company and are subject to year-end adjustments. In the opinion of management, all known adjustments (consisting of normal recurring accruals or adjustments) have been made to present fairly the financial position, results of operations and cash flows for the unaudited periods presented.
     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007. The results of operations for the interim periods being reported on herein are not necessarily indicative of the operating results for the full year.
     The Company reports its results on a 52/53 week fiscal year with the fiscal year ending on the last Saturday in March of each year. The following are the dates represented by each fiscal period reported in these condensed financial statements:

“Quarter Ended Fiscal June 2007”:	April 1, 2007 – June 30, 2007 (13 weeks)
“Quarter Ended Fiscal June 2006”:	March 26, 2006 – June 24, 2006 (13 weeks)
Note 2 – Acquisitions
     On April 29, 2006, the Company acquired 75 automotive maintenance and repair service stores located in eight metropolitan areas throughout Ohio and Pennsylvania from ProCare Automotive Service Solutions LLC (“ProCare”). The Company acquired the business and substantially all of the operating assets of these stores, which consist primarily of inventory and equipment, and assumed certain liabilities. The purchase price was $14.7 million in cash which was financed through the Company’s existing bank facility. The excess of the purchase price over the fair values of assets acquired and liabilities assumed was allocated to goodwill. The Company converted 31 of the acquired ProCare stores to tire stores which are operating under the Mr. Tire brand name. The remaining stores are operating as service stores under the Monro brand name. The results of operations of the acquired ProCare stores are included in the Company’s results from April 29, 2006. In connection with the acquisition, the Company recorded a reserve for accrued restructuring costs of approximately $.9 million. This reserve relates to costs associated with the closing of three duplicative or poorly performing ProCare stores, and includes charges for rent and real estate taxes (net of anticipated sublease income) since the April 2007 closure date, as well as the write down of assets to their fair market value. The closures brought the number of ProCare service stores down to 43 and the ProCare tire stores down to 29 stores.
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
     On August 11, 2006, the Company announced that it would not exercise its option to purchase the remaining 87% of R&S, originally negotiated for an additional $12.0 million in cash and $1.0 million of Monro stock. In addition, the Company recorded an after-tax impairment charge of $1.7 million with respect to the original 13% equity investment, as well as due diligence costs related to R&S. Management reached this conclusion after learning that R&S had filed petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. The impairment charge was reflected within “Other Expenses” on the Consolidated Statement of Income for the year ended March 31, 2007.
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

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     In May 2007, the Bankruptcy Court approved a global settlement of both actions. As a result of the settlement, the Company received $325,000 from R&S. The settlement has been reflected within “Other Income” on the Consolidated Statement of Income for the period ended June 30, 2007. All claims against the Company, GDJ Retail, LLC, Glen Langberg and R&S have been dismissed.
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
     The following is a reconciliation of basic and diluted EPS for the respective periods:

	Quarter Ended
	Fiscal June
	2007	2006
	(Dollars in thousands,
	except per share data)
Numerator for earnings per common share calculation:

Net Income	$8,182	$7,562
Less: Preferred stock dividends	47	34

Income available to common stockholders	$8,135	$7,528

Denominator for earnings per common share calculation:

Weighted average common shares, basic	13,968	13,705

Effect of dilutive securities:
Preferred Stock	675	675
Stock options	630	835

Weighted average number of common shares, diluted	15,273	15,215

Basic Earnings per common share:	$.58	$.55

Diluted Earnings per common share:	$.54	$.50

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The computation of diluted EPS excludes the effect of the assumed exercise of approximately 153,000 and 94,000 stock options, respectively, for the three months ended fiscal June 2007 and June 2006. Such amounts were excluded as the exercise prices of these options were greater than the average market value of the Company’s common stock for those periods, resulting in an anti-dilutive effect on diluted EPS.
Note 5 – Income Taxes
     The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”) on April 1, 2007. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The cumulative effect of adopting FIN 48 of $1.6 million was recorded as a reduction to retained earnings. The total amount of unrecognized tax benefits as of the date of adoption was $2.7 million, the majority of which, if recognized, would affect the effective tax rate. The Company historically classified unrecognized tax benefits in current taxes payable. As a result of adoption of FIN 48, unrecognized tax benefits were reclassified to long-term income taxes payable.
     The Company’s policy to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated condensed statement of income did not change as a result of implementing the provisions of FIN 48. As of the date of adoption of FIN 48, the Company had accrued $.3 million for the payment of interest and penalties relating to unrecognized tax benefits.
     The Company is currently under audit by certain state tax jurisdictions for the fiscal 2001 to 2003 tax years. It is reasonably possible that the examination phase of the audit for these years may conclude in the next 12 months, and that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns may change from those recorded as liabilities for uncertain tax positions in the Company’s financial statements as of April 1, 2007. However, based on the status of the examination, it is not possible to estimate the effect of any amount of such change to previously recorded uncertain tax positions.
     The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions. The Company’s fiscal 2004 through fiscal 2006 U.S. federal tax years and various state tax years remain subject to income tax examinations by tax authorities.
Note 6 – Supplemental Disclosure of Cash Flow Information
     The following transactions represent non-cash investing and financing activities during the periods indicated:
THREE MONTHS ENDED JUNE 30, 2007:
     During the quarter ended June 30, 2007, the Company recorded purchase accounting adjustments for the ProCare Acquisition that increased goodwill by $1,142,000, reduced fixed assets by $1,585,000, increased debt by $128,000, reduced current liabilities by $31,000 and reduced long-term liabilities by $540,000.
     In connection with the accounting for income tax benefits related to the exercise of stock options, the Company reduced current liabilities and increased paid-in capital by $177,000.
THREE MONTHS ENDED JUNE 24, 2006:
     In connection with the ProCare Acquisition (Note 2), liabilities were assumed as follows:

Fair value of assets acquired	$4,937,000
Goodwill recorded	9,540,000
Cash paid in FY06	(1,600,000)
Cash paid in FY07, net of cash acquired	(12,874,000)

Liabilities assumed	$3,000

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     In connection with the accounting for income tax benefits related to the exercise of stock options, the Company reduced current liabilities and increased paid-in capital by $849,000.
Note 7 – Cash Dividends
     In May 2006, the Company’s Board of Directors declared its intention to pay a regular quarterly cash dividend during fiscal 2007 of $.07 per common share or common share equivalent to be paid to shareholders beginning with the first quarter of fiscal 2007. In May 2007, the Company’s Board of Directors declared its intention to pay a regular quarterly cash dividend during fiscal 2008 of $.09 per common share or common share equivalent to be paid beginning with the first quarter of 2008. The dividend amounted to $47,000 and $34,000, respectively for preferred shareholders and $981,000 and $683,000, respectively for common shareholders for the quarters ended June 30, 2007 and June 24, 2006, respectively.
     The declaration of, and any determination as to the payment of, future dividends will be at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, capital requirements, compliance with charter and contractual restrictions, and such other factors as the Board of Directors deems relevant.
Note 8 – Stock Split
     In May 2007, the Company announced its intention to declare a three-for-two stock split of the Company’s common stock to be effected in the form of a 50% stock dividend. The stock split is subject to shareholder approval of an increase in the number of authorized common shares from 20,000,000 to 45,000,000. The shareholders vote to increase the number of shares of authorized common stock will take place on August 21, 2007 at Monro’s regularly scheduled Annual Shareholder’s meeting.
Note 9 – Subsequent Events
     In July 2007, the Company acquired the assets of Valley Forge Tire & Auto Centers and signed a definitive asset purchase agreement with Craven Tire & Auto. The combined purchase price of the two chains is approximately $16.7 million which will be funded primarily through the Company’s existing line of credit. The acquisition of the two chains will add a total of 19 stores to the Monro chain, all of which management intends to operate under the Mr. Tire brand name.
     In July 2007, the Company signed a five-year strategic partnership with Auction Direct USA, which currently operates used vehicle superstores in Rochester, NY and Morrow, GA. Under the terms of the agreement, Monro will provide consulting services to Auction Direct as it expands operations and opens additional locations and equipment to those stores. Monro expects to receive $250,000 annually in consulting revenue and the agreement is expected to generate approximately $1 million in revenue for the Rochester service center work each year. Further, Auction Direct has issued warrants to Monro for the purchase of 2.5 percent of its existing equity. Additionally, Robert G. Gross, President and Chief Executive Officer of Monro, has also been named to Auction Direct’s Board of Directors.

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
     The following table sets forth income statement data of Monro Muffler Brake, Inc. (“Monro” or the “Company”) expressed as a percentage of sales for the fiscal periods indicated:

	Quarter Ended Fiscal June
	2007	2006
Sales	100.0%	100.0%

Cost of sales, including distribution and occupancy costs	56.6	58.3

Gross profit	43.4	41.7
Operating, selling, general and administrative expenses	30.3	30.1

Operating income	13.0	11.6

Interest expense — net	1.1	.6

Other income	(.3)	(.6)

Income before provision for income taxes	12.2	11.6

Provision for income taxes	4.6	3.9

Net income	7.6%	7.7%

First Quarter Ended June 30, 2007 Compared To First Quarter Ended June 24, 2006
     Sales were $107.6 million for the quarter ended June 30, 2007 as compared with $98.4 million in the quarter ended June 24, 2006. The sales increase of $9.2 million, or 9.3%, was due to an increase of $5.4 million related to new stores (including $4.2 million from the Acquired ProCare stores), and a comparable store sales increase of 6.2%. There were 77 selling days in the quarter ended June 30, 2007 and in the quarter ended June 24, 2006.
     At June 30, 2007, the Company had 696 company-operated stores compared with 701 stores at June 24, 2006. During the quarter ended June 30, 2007, the Company opened one tire store and closed three underperforming or redundant ProCare stores.
     The new ProCare stores acquired on April 29, 2006 were purchased out of bankruptcy. These stores suffered significant declines in recent years and did not perform at a profitable level in FY07. The ProCare stores lost approximately $.09 per share in fiscal 2007. However, sales have improved and continue to improve since the acquisition and efforts continue which focus on reducing costs and improving margins. As a result, these stores broke even in the first quarter of fiscal 2008, with an apporximate 10% comparable store sales increase. In spite of these improvements, however, the ProCare stores negatively impacted gross margin by .6%

and store direct costs (included in operating, selling, general and administrative (“SG&A”) expenses) by .5% in the current quarter.
     Gross profit for the quarter ended June 30, 2007 was $46.7 million or 43.4% of sales as compared with $41.0 million or 41.7% of sales for the quarter ended June 24, 2006. The increase in gross profit for the quarter ended June 30, 2007, as a percentage of sales, is due to several factors. First, there were more vendor rebates received, as well as a shift in vendor rebates (in accordance with EITF 02-16) from SG&A to cost of sales in the current year quarter as compared to the prior year. Additionally, due to the recording of certain ProCare leases as capital leases (which occurred in the third quarter of fiscal 2007), there was a shift in expense from rent to interest expense. Further, distribution and occupancy costs decreased as a percent of sales in the first quarter of fiscal 2008 as compared to the prior year, as the Company, with improved sales, was able to better leverage these largely fixed costs.
     SG&A expenses for the quarter ended June 30, 2007 increased by $3.0 million to $32.6 million from the quarter ended June 24, 2006, and were 30.3% of sales as compared to 30.1% in the prior year quarter. The increase in SG&A expense as a percentage of sales is due primarily to the aforementioned shift in vendor rebates from SG&A to cost of sales, partially offset by decreases in various store direct and store support costs.
     Operating income for the quarter ended June 30, 2007 of approximately $14.0 million increased 22.9% as compared to operating income for the quarter ended June 24, 2006, and increased as a percentage of sales from 11.6% to 13.0% for the same periods.
     Net interest expense for the quarter ended June 30, 2007 increased by approximately $.6 million as compared to the same period in the prior year, and increased from .6% to 1.1% as a percentage of sales for the same periods. The weighted average debt outstanding for the quarter ended June 30, 2007 increased by approximately $10.1 million from the quarter ended June 24, 2006, primarily related to $20.4 million of capital leases assumed in connection with the ProCare acquisition, involving 45 locations, partially offset by net payments on the Company’s revolving credit facility. Additionally, there was an increase in the weighted average interest rate on the Company’s credit facility for the quarter ended June 30, 2007 of approximately 110 basis points from the quarter ended June 24, 2006, resulting in an increase in expense between the two periods. The increase was also largely due to the interest rates associated with the capital leases which are generally much higher than the Company’s incremental borrowing rate under its revolving credit facility, which is currently at Libor plus 75 basis points. There was also a decrease in interest income of $.2 million.
     Other income decreased $.4 million as compared to the prior year, primarily related to the relocation of a Mr. Tire store in the quarter ended June 24, 2006. The owners of the property paid the Company $.9 million to relinquish the lease. The Company did not have a similar transaction in the current year quarter. However, the Company recorded $325,000 of income in the current year quarter in connection with the Company’s settlement of all outstanding legal claims with Strauss. Additionally, amortization expense was $.1 million in the current quarter as compared to $.3 million in the prior year quarter.
     The effective tax rate for the quarter ended June 30, 2007 and June 24, 2006 was 37.5% and 33.8%, respectively, of pre-tax income. In the quarter ended June 24, 2006, the tax provision of 37.5% of pre-tax income was offset by the recognition of a $.4 million income tax benefit primarily related to the favorable resolution of state income tax issues.
     Net income for the quarter ended June 30, 2007 of $8.2 million increased 8.2% from net income for the quarter ended June 24, 2006. Earnings per share on a diluted basis for the quarter ended June 30, 2007 increased 8.0%.
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
Capital Resources and Liquidity
     Capital Resources
     The Company’s primary capital requirements in fiscal 2008 are the upgrading of facilities and systems in existing stores and the funding of its store expansion program, including potential acquisitions of existing store chains. For the three months ended June 30, 2007, the Company spent $3.5 million principally for equipment and leasehold improvements. Funds were provided primarily by cash flow from operations. Management believes that the Company has sufficient resources available (including cash and equivalents, net cash flow from operations and bank financing) to expand its business as currently planned for the next several years.

     Liquidity
     In March 2003, the Company renewed its credit facility agreement. The amended financing arrangement consisted of an $83.4 million Revolving Credit facility, and a non-amortizing credit loan totaling $26.6 million.
     In July 2005, the Company amended its existing credit facility terms by entering into a five-year, $125 million Revolving Credit Facility agreement (the “Credit Facility”) (of which approximately $14.0 million was outstanding at June 30, 2007) with five banks in the lending syndicate that provided the Company’s prior financing arrangement. Interest only is payable monthly throughout the Credit Facility’s term. The Credit Facility increases the Company’s current borrowing capacity by $15 million to $125 million and includes a provision allowing the Company to expand the amount of the overall facility to $160 million, subject to existing or new lender(s) commitments at that time. The terms of the Credit Facility immediately reduced the spread the Company pays on LIBOR-based borrowings by 50 basis points and permit the payment of cash dividends not to exceed 25% of the preceding year’s net income. Additionally, the amended Credit Facility is not secured by the Company’s real property, although the Company has entered into an agreement not to encumber its real property, with certain permissible exceptions. Other terms of the Credit Facility are generally consistent with the Company’s prior financing agreement.
     In January 2007, the Company amended the Credit Facility to: 1) allow stock buybacks subject to the Company being able to meet its existing financial covenants; 2) extend the termination date by 18 months to January 2012; and 3) increase the accordion feature by $40 million, which allows the Company to expand the amount of the overall facility to $200 million.
     The Company has financed the land associated with its office/warehouse facility via a mortgage note payable of $.7 million due in a balloon payment in 2015. In addition, the Company has financed certain store properties and equipment with capital leases, which amount to $32.5 million and are due in installments through 2026.
     Certain of the Company’s long-term debt agreements require, among other things, the maintenance of specified interest and rent coverage ratios and amounts of net worth. They also contain restrictions on cash dividend payments. At June 30, 2007, the Company is in compliance with the applicable debt covenants. These agreements permit mortgages and specific lease financing arrangements with other parties with certain limitations.
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
Recent Accounting Pronouncements
     In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments” (an amendment of FASB Statements No. 133 and 140). This Statement permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. The fair value may also be applied for hybrid financial instruments that had been bifurcated under previous accounting guidance prior to the adoption of this Statement. The adoption of this pronouncement in the first quarter of 2008 had no impact on the Company’s Consolidated Financial Statements.
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. FIN 48 was adopted in the first quarter of fiscal 2008. Further information regarding the adoption of FIN 48 is disclosed in Note 5, “Income Taxes”.
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
     In February 2007, the FASB issued Statement of Financial Accounting Standards 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. FAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The Company does not expect the adoption of SFAS 159 to have a material impact on the financial results or existing debt covenants of the Company.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     For a description of the Company’s market risks see “Item 7A – Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007. The Company’s exposure to market risks has not changed materially from the description in the Annual Report on Form 10-K.
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
Changes in internal controls
     There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MONRO MUFFLER BRAKE, INC.
PART II — OTHER INFORMATION
Item 1A. Risk Factors
     There have been no changes to the risk factors described in the Company’s previously filed Annual Report on Form 10-K for the fiscal year ended March 31, 2007.
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

MONRO MUFFLER BRAKE, INC.
DATE: July 30, 2007	By	/s/ Robert G. Gross
Robert G. Gross
President and Chief Executive Officer

DATE: July 30, 2007	By	/s/ Catherine D’Amico
Catherine D’Amico
Executive Vice President-Finance, Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Page No.

31.1	Certification of Robert G. Gross pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	18

31.2	Certification of Catherine D’Amico pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	19

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	20