Form 10-Q
period 2007-09-29
MONRO MUFFLER BRAKE INC
filed 2007-11-08
CIK 876427

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2007.
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
Large accelerated filer ☐      Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☑ No
As of October 27, 2007, 20,120,592 shares of the Registrant’s Common Stock, par value $ .01 per share, were outstanding.

MONRO MUFFLER BRAKE, INC.

MONRO MUFFLER BRAKE, INC.
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MONRO MUFFLER BRAKE, INC.
CONSOLIDATED BALANCE SHEET

	(Unaudited)
	September 29,	March 31,
	2007	2007
	(Dollars in thousands)
Assets
Current assets:
Cash and equivalents	$1,095	$965
Trade receivables	2,696	2,225
Inventories	66,568	62,398
Deferred income tax asset	4,643	4,378
Other current assets	17,527	18,870

Total current assets	92,529	88,836

Property, plant and equipment	331,878	327,303
Less – Accumulated depreciation and amortization	(151,141)	(143,054)

Net property, plant and equipment	180,737	184,249
Goodwill	67,817	52,897
Intangible assets and other noncurrent assets	14,792	14,041
Long term deferred tax asset	263

Total assets	$356,138	$340,023

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$1,373	$1,368
Trade payables	31,161	27,211
Federal and state income taxes payable	994	1,580
Accrued payroll, payroll taxes and other payroll benefits	9,856	10,697
Accrued insurance	7,062	7,387
Other current liabilities	14,870	12,265

Total current liabilities	65,316	60,508

Long-term debt	60,124	52,525
Accrued rent expense	6,785	6,937
Other long-term liabilities	3,715	4,514
Deferred income tax liability		420
Long-term income taxes payable	2,493

Total liabilities	138,433	124,904

Commitments
Shareholders’ equity:
Class C Convertible Preferred Stock, $1.50 par value, $.096 and $.144 conversion value at September 29, 2007 and March 31, 2007, respectively, 150,000 shares authorized; 65,000 shares issued and outstanding	97	97
Common Stock, $.01 par value, 45,000,000 shares authorized; 21,658,864 and 14,342,051 issued at September 29, 2007 and March 31, 2007, respectively	217	143
Treasury Stock, 961,455 and 334,128 shares at September 29, 2007 and March 31, 2007, respectively, at cost	(12,768)	(2,143)
Additional paid-in capital	65,300	62,866
Accumulated other comprehensive income	(1,478)	(1,478)
Retained earnings	166,337	155,634

Total shareholders’ equity	217,705	215,119

Total liabilities and shareholders’ equity	$356,138	$340,023

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Quarter Ended		Six Months Ended
	Fiscal September		Fiscal September
	2007	2006	2007	2006
	(Dollars in thousands, except per share data)
Sales	$112,043	$107,285	$219,664	$205,730
Cost of sales, including distribution and occupancy costs	66,505	63,181	127,449	120,590

Gross profit	45,538	44,104	92,215	85,140
Operating, selling, general and administrative expenses	33,757	32,108	66,392	61,720

Operating income	11,781	11,996	25,823	23,420
Interest expense, net of interest income for the quarter of $7 in 2007 and $119 in 2006, and year-to-date of $16 in 2007 and $366 in 2006	1,255	895	2,444	1,530
Other expense (income), net	86	2,148	(153)	1,522

Income before provision for income taxes	10,440	8,953	23,532	20,368
Provision for income taxes	3,939	3,357	8,848	7,210

Net income	$6,501	$5,596	$14,684	$13,158

Earnings per share:
Basic	$.31	$.27	$.70	$.63

Diluted	$.29	$.25	$.64	$.58

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
(Dollars in thousands)

					Accumulated
				Additional	Other
	Preferred	Common	Treasury	Paid-in	Comprehensive	Retained
	Stock	Stock	Stock	Capital	Income	Earnings	Total
Balance at March 31, 2007	$97	$143	$(2,143)	$62,866	$(1,478)	$155,634	$215,119

Net income						14,684	14,684

Cash dividends: Preferred						(108)	(108)
Common						(2,238)	(2,238)

Tax benefit from exercise of stock options				486			486

Exercise of stock options		2		1,355			1,357

Stock option compensation				593			593

Shares issued in connection with three-for-two stock split (see Note 8)		72				(72)

Purchase of treasury shares			(10,625)				(10,625)

Adoption of FIN 48						(1,563)	(1,563)

Balance at September 29, 2007	$97	$217	$(12,768)	$65,300	$(1,478)	$166,337	$217,705

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended Fiscal
	September
	2007	2006
	(Dollars in thousands)
	Increase (Decrease) in Cash
Cash flows from operating activities:
Net income	$14,684	$13,158

Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	9,785	9,252
Loss on investment in R&S Parts and Services, Inc.		2,677
Stock-based compensation expense	593	254
Excess tax benefits from share-based payment arrangements	(117)	(391)
Net change in deferred income taxes	(171)	(1,664)
Gain from relocation of tire store		(900)
Loss (gain) on disposal of property, plant and equipment	123	(751)
Increase in trade receivables	(471)	(919)
Increase in inventories	(3,172)	(1,236)
Decrease (increase) in other current assets	1,458	(231)
Decrease (increase) in intangible assets and other noncurrent assets	630	(756)
Increase (decrease) in trade payables	3,892	(666)
Increase in accrued expenses	1,245	738
Increase in federal and state income taxes payable	518	1,217
Decrease in other long-term liabilities	(465)	(638)

Total adjustments	13,848	5,986

Net cash provided by operating activities	28,532	19,144

Cash flows from investing activities:
Capital expenditures	(7,562)	(12,613)
Acquisition of ProCare, net of cash acquired	(41)	(12,874)
Acquisition of Craven, net of cash acquired	(12,363)
Acquisition of Valley Forge, net of cash acquired	(4,470)
Proceeds from the disposal of property, plant and equipment	70	1,164
Proceeds from relocation of tire store		450
Repayment of loan receivable from R&S Parts and Services, Inc.		5,000

Net cash used for investing activities	(24,366)	(18,873)

Cash flows from financing activities:
Proceeds from borrowings	77,202	70,307
Principal payments on long-term debt and capital lease obligations	(69,741)	(74,345)
Purchase of common stock	(10,625)
Exercise of stock options	1,357	2,331
Excess tax benefits from share-based payment arrangements	117	391
Dividends to shareholders	(2,346)	(1,734)

Net cash used for financing activities	(4,036)	(3,050)

Increase (decrease) in cash	130	(2,779)
Cash at beginning of period	965	3,780

Cash at end of period	$1,095	$1,001

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Condensed Consolidated Financial Statements
     The consolidated balance sheet as of September 29, 2007 and March 31, 2007, the consolidated statements of income for the quarters and six months ended September 29, 2007 and September 23, 2006, the consolidated statements of cash flows for the six months ended September 29, 2007 and September 23, 2006, and the consolidated statement of changes in shareholders’ equity for the six months ended September 29, 2007, include Monro Muffler Brake, Inc. and its wholly owned subsidiary (the “Company”). These unaudited condensed consolidated financial statements have been prepared by the Company and are subject to year-end adjustments. In the opinion of management, all known adjustments (consisting of normal recurring accruals or adjustments) have been made to present fairly the financial position, results of operations and cash flows for the unaudited periods presented.
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
     The Company reports its results on a 52/53 week fiscal year with the fiscal year ending on the last Saturday in March of each year. The following are the dates represented by each fiscal period reported in these condensed financial statements:

“Quarter Ended Fiscal September 2007”:	July 1, 2007 – September 29, 2007 (13 weeks)
“Quarter Ended Fiscal September 2006”:	June 25, 2006 – September 23, 2006 (13 weeks)
“Six Months Ended Fiscal September 2007”:	April 1, 2007 – September 29, 2007 (26 weeks)
“Six Months Ended Fiscal September 2006”:	March 26, 2006 – September 23, 2006 (26 weeks)
     Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current year’s presentation.
Note 2 – Acquisitions
     Effective July 21, 2007, the Company acquired 11 retail tire and automotive repair stores located primarily in the Philadelphia, PA market from Valley Forge Tire & Auto Centers (“Valley Forge”), and on July 28, 2007, the Company acquired eight retail tire and automotive repair stores located in the northern Virginia market from Craven Tire & Auto (“Craven”). These stores produce approximately $22 million in sales annually. The Company purchased the business and substantially all of the operating assets of these stores, which consist mainly of inventory and equipment, and assumed certain liabilities. The total purchase price of these stores was approximately $16.8 million in cash which was financed through the Company’s existing bank facility. The purchase price and the related accounting for these acquisitions is subject to adjustments to reflect final counts of inventory and fixed assets and the completion of the Company’s purchase accounting procedures, including finalizing the valuation of certain tangible and intangible assets. The results of operation of these stores are included in the Company’s income statement from their respective dates of acquisition. These stores all operate under the Mr. Tire brand name.
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
     In May 2007, the Bankruptcy Court approved a global settlement of both actions. As a result of the settlement, the Company received $325,000 from R&S. The settlement has been reflected within “Other Income” on the Consolidated Statement of Income for the quarter and six months ended September 29, 2007. All claims against the Company, GDJ Retail, LLC, Glen Langberg and R&S have been dismissed.
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

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a reconciliation of basic and diluted EPS for the respective periods:

	Quarter Ended		Six Months Ended
	Fiscal September		Fiscal September
	2007	2006	2007	2006
		(Dollars in thousands, except per share data)
Numerator for earnings per common share calculation:
Net Income	$6,501	$5,596	$14,684	$13,158
Less: Preferred stock dividends	(61)	(47)	(108)	(81)

Income available to common stockholders	$6,440	$5,549	$14,576	$13,077

Denominator for earnings per common share calculation:

Weighted average common shares, basic	20,866	20,772	20,905	20,665
Effect of dilutive securities:
Preferred Stock	1,014	1,014	1,014	1,014
Stock options	911	1,018	935	1,134

Weighted average number of common shares, diluted	22,791	22,804	22,854	22,813

Basic Earnings per common share:	$.31	$.27	$.70	$.63

Diluted Earnings per common share:	$.29	$.25	$.64	$.58

     The computation of diluted EPS excludes the effect of the assumed exercise of approximately 277,000 and 279,000 stock options, respectively, for the three and six months ended fiscal September 2007 and 141,000 stock options for the three and six months ended fiscal September 2006. Such amounts were excluded as the exercise prices of these options were greater than the average market value of the Company’s common stock for those periods, resulting in an anti-dilutive effect on diluted EPS.
Note 5 – Income Taxes
     The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”) on April 1, 2007. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The cumulative effect of adopting FIN 48 of $1.6 million was recorded as a reduction to retained earnings. The total amount of unrecognized tax benefits as of April 1, 2007 and September 29, 2007 were $2.7 million, the majority of which, if recognized, would affect the effective tax rate. The Company historically classified unrecognized tax benefits in current taxes payable. As a result of adoption of FIN 48, unrecognized tax benefits were reclassified to long-term income taxes payable.
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
     The Company is currently under audit by certain state tax jurisdictions for the fiscal 2001 to 2006 tax years. It is reasonably possible that the examination phase of the audit for these years may conclude in the next 12 months, and that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns may change from those recorded as liabilities for uncertain tax positions in the Company’s financial statements as of April 1, 2007. However, based on the status of the examination, it is not possible to estimate the effect of any amount of such change to previously recorded uncertain tax positions.

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions. The Company’s fiscal 2004 through fiscal 2006 U.S. federal tax years and various state tax years remain subject to income tax examinations by tax authorities.
Note 6 – Supplemental Disclosure of Cash Flow Information
     The following transactions represent non-cash investing and financing activities during the periods indicated:
SIX MONTHS ENDED SEPTEMBER 29, 2007:
     In connection with the Craven and Valley Forge acquisitions (Note 2), liabilities were assumed as follows:

Fair value of assets acquired	$2,987,000
Goodwill recorded	14,222,000
Cash paid in FY08, net of cash acquired	(16,833,000)

Liabilities assumed	$376,000

     During the six months ended September 29, 2007, the Company recorded purchase accounting adjustments for the ProCare Acquisition that increased goodwill by $698,000, reduced fixed assets by $1,592,000, increased debt by $142,000, reduced current liabilities by $31,000, reduced long-term liabilities by $540,000 and increased long-term deferred taxes by $465,000.
     In connection with the accounting for income tax benefits related to the exercise of stock options, the Company reduced current liabilities and increased paid-in capital by $486,000.
     In connection with the three-for-two stock split that was effective on October 1, 2007, the Company increased common stock and reduced retained earnings by $72,000 to reflect the par value of the additional shares issued.
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
Note 7 – Cash Dividends
     In May 2006, the Company’s Board of Directors declared its intention to pay a regular quarterly cash dividend during fiscal 2007 of $.05 per common share or common share equivalent, retroactively restated for the stock split declared in August 2007, to be paid to shareholders beginning with the first quarter of fiscal 2007. In May 2007, the Company’s Board of Directors declared its intention to pay a regular quarterly cash dividend during fiscal 2008 of $.06 per common share or common share equivalent, retroactively restated for the stock split declared in August 2007, to be paid beginning with the first quarter of 2008. The dividend amounted to $61,000 and $47,000, respectively for preferred shareholders, and $1,257,000 and $969,000, respectively for common shareholders for the quarters ended September 29, 2007 and September 23, 2006. The dividend amounted to $108,000 and $81,000, respectively for preferred shareholders, and $2,238,000 and $1,653,000, respectively for common shareholders, for the six months ended September 29, 2007 and September 23, 2006.

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The declaration of, and any determination as to the payment of, future dividends will be at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, capital requirements, compliance with charter and contractual restrictions, and such other factors as the Board of Directors deems relevant.
Note 8 – Stock Split
     On August 22, 2007, the Company’s Board of Directors declared a three-for-two stock split to be effected in the form of a 50% stock dividend. The stock split was distributed on October 1, 2007 to shareholders of record as of September 21, 2007. The stock split was subject to shareholder approval of an increase in the number of authorized common shares from 20,000,000 to 45,000,000. Shareholders voted in favor of this increase at the Company’s regularly scheduled Annual Shareholders’ Meeting on August 21, 2007. All basic and diluted earnings per share, average shares outstanding information and all applicable footnotes have been adjusted to reflect the aforementioned stock split.
Note 9 – Other Items
     In July 2007, the Company signed a five-year strategic partnership with Auction Direct USA, which currently operates used vehicle superstores in Rochester, NY and Morrow, GA. Under the terms of the agreement, Monro will provide consulting services to Auction Direct as it expands operations and opens additional locations and service centers, as well as, supplying parts and equipment to those stores. Monro expects to receive $250,000 annually in consulting revenue and the agreement is expected to generate approximately $1.0 million in revenue for the Rochester service center work each year. Further, Auction Direct has issued warrants to Monro for the purchase of 2.5 percent of its existing equity. The warrants are reflected at zero value in the Company’s consolidated financial statements as of September 29, 2007. Additionally, Robert G. Gross, President and Chief Executive Officer of Monro, has also been named to Auction Direct’s Board of Directors.
Note 10 – Subsequent Events
     On October 1, 2007, the Company entered into an Employment Agreement with its President, Robert G. Gross. The Agreement became effective on October 1, 2007 and has a five year term.
     Under the Agreement, Mr. Gross (i) will be paid a base salary of $840,000; (ii) will be eligible to earn a target annual bonus, pursuant to the terms of the Company’s Management Incentive Compensation Plan, equal to up to 150% of his base salary upon the achievement of certain predetermined corporate objectives and (iii) will participate in the Company’s other incentive and welfare and benefit plans made available to executives.  Mr. Gross will also receive a special bonus of $750,000, payable in five annual installments of $150,000, which began on October 1, 2007 (the “Special Bonus”). If the Agreement terminates before October 1, 2012 either for Cause (as defined therein) or as the result of Mr. Gross’s resignation without Good Reason (as defined therein), then Mr. Gross will be required to repay a portion of the last-received annual installment of the Special Bonus, pro-rata to the date of termination. In consideration for Mr. Gross’s covenant not-to-compete with the Company or to solicit its employees, the Company will pay him an additional $750,000, payable in five equal installments of $150,000, beginning on October 1, 2012 or the earlier termination of the Agreement (the “Non-Compete Payment”). Finally, Mr. Gross is entitled to certain payments upon death, disability, a termination without Cause (as defined therein), a resignation by Mr. Gross for Good Reason (as defined therein) or a termination in the event of a Change in Control of the Company (as defined therein), all as set forth in detail in the Agreement.
     On October 2, 2007 and in consideration for Mr. Gross’s execution of the Agreement, the Company’s Compensation Committee awarded to Mr. Gross an option to purchase 375,000 shares of Common Stock (calculated following the Company’s recent three-for-two stock split) at an exercise price of $22.80 per share (the closing price of the Company’s stock on the date of the award), pursuant to the Company’s 2007 Stock Incentive Plan.

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
     The following table sets forth income statement data of Monro Muffler Brake, Inc. (“Monro” or the “Company”) expressed as a percentage of sales for the fiscal periods indicated:

	Quarter Ended		Six Months Ended
	Fiscal September		Fiscal September
	2007	2006	2007	2006
Sales	100.0%	100.0%	100.0%	100.0%

Cost of sales, including distribution and occupancy costs	59.4	58.9	58.0	58.6

Gross profit	40.6	41.1	42.0	41.4

Operating, selling, general and administrative expenses	30.1	29.9	30.2	30.0

Operating income	10.5	11.2	11.8	11.4

Interest expense - net	1.1	.8	1.1	.7

Other expense - net	.1	2.1		.8

Income before provision for income taxes	9.3	8.3	10.7	9.9

Provision for income taxes	3.5	3.1	4.0	3.5

Net income	5.8%	5.2%	6.7%	6.4%

Second Quarter and Six Months Ended September 29, 2007 Compared To Second Quarter and Six Months Ended September 23, 2006
     Sales were $112.0 million for the quarter ended September 29, 2007 as compared with $107.3 million in the quarter ended September 23, 2006. The sales increase of $4.7 million or 4.4%, was due to an increase of $4.1 million related to new stores, of which $3.5 million came from the former Craven and Valley Forge stores acquired in July 2007, and a comparable store sales increase of 2.0%. Partially offsetting this was a decrease in sales from closed stores amounting to $1.4 million. There were 76 selling days in the quarter ended September 29, 2007 and in the quarter ended September 23, 2006.
     At September 29, 2007, the Company had 714 company-operated stores compared with 701 stores at September 23, 2006. During the quarter ended September 29, 2007, the Company added eight stores from the Craven Acquisition, ten stores from the Valley Forge Acquisition, opened two stores, and closed two stores.
     Sales for the six months ended September 29, 2007 were $219.7 million compared with $205.7 million for the comparable period in the prior year. The sales increase of $14.0 million is due to an increase of $9.5 million related to new stores (including

$4.1 million from the Acquired ProCare stores) and a comparable store sales increase of 4.1%. Partially offsetting this was a decrease in sales related to closed stores amounting to $2.7 million.
     The new ProCare stores acquired on April 29, 2006 were purchased out of bankruptcy. These stores suffered significant declines in recent years and did not perform at a profitable level in FY07. The ProCare stores lost approximately $.06 per share in fiscal 2007. However, sales have improved and continue to improve since the acquisition and efforts continue which focus on reducing costs and improving margins. As a result, these stores broke even in the first six months of fiscal 2008, with an approximate 5% comparable store sales increase.
     Gross profit for the quarter ended September 29, 2007 was $45.5 million or 40.6% of sales as compared with $44.1 million or 41.1% of sales for the quarter ended September 23, 2006. The decrease in gross profit for the quarter ended September 29, 2007, as a percentage of sales, is due to several factors. The Valley Forge and Craven stores acquired in July 2007 increased consolidated cost of sales and decreased gross profit by .2% of sales. In addition, there was a shift in mix to the lower margin tire and maintenance service categories away from higher margin categories, as well as increases in oil costs.
     Gross profit for the six months ended September 29, 2007 was $92.2 million, or 42.0% of sales, compared with $85.1 million or 41.4% of sales for the six months ended September 23, 2006. The increase in gross profit for the six months ended September 29, 2007, as a percentage of sales, is due to several factors. First, there were more vendor rebates received as a percentage of sales, lowering material costs. In addition, distribution and occupancy costs decreased as a percentage of sales in the six months ended September 29, 2007 as compared to the prior year, as the Company, with improved sales, was able to better leverage these largely fixed costs. Additionally, as the Company has increased sales in the former ProCare stores and continues to “right size” the staff, there has been a decrease in labor costs as a percentage of sales as compared to the prior year.
     SG&A expenses for the quarter ended September 29, 2007 increased by $1.6 million to $33.8 million from the quarter ended September 23, 2006, and were 30.1% of sales as compared to 29.9% in the prior year quarter. The increase in SG&A expense as a percentage of sales is due primarily to decreased operating leverage. More specifically, there was an increase in stock option compensation expense as a percentage of sales related to the adoption of SFAS123R, as well as an increase in health insurance expense as compared to the prior year. These increases were partially offset by decreases in advertising expense where the Company made a conscious decision during the quarter to reduce spending in light of soft sales and consumer belt tightening, and shift the dollars to November 2007 which is typically a strong sales month, especially for tires.
     For the six months ended September 29, 2007, SG&A expenses increased by $4.7 million to $66.4 million from the comparable period of the prior year and were 30.2% of sales compared to 30.0%.
     Operating income for the quarter ended September 29, 2007 of approximately $11.8 million decreased 1.8% as compared to operating income for the quarter ended September 23, 2006, and decreased as a percentage of sales from 11.2% to 10.5% for the same periods.
     Operating income for the six months ended September 29, 2007 of approximately $25.8 million increased 10.3% compared to operating income for the six months ended September 23, 2006, and increased as a percentage of sales from 11.4% to 11.8% for the same periods.
     Net interest expense for the quarter ended September 29, 2007 increased by approximately $.4 million as compared to the same period in the prior year, and increased from .8% to 1.1% as a percentage of sales for the same periods. The weighted average debt outstanding for the quarter ended September 29, 2007 increased by approximately $13.5 million from the quarter ended September 23, 2006, primarily related to capital leases assumed in connection with the ProCare acquisition, involving 45 locations, partially offset by net payments on the Company’s revolving credit facility. The leases were recorded in the third quarter of last year in connection with the Company’s true-up of the purchase accounting for the ProCare acquisition. There was also a decrease in interest income of $.1 million from the prior year. Ignoring this item, the weighted average interest rate decreased by approximately .2% from the prior year. While interest rates associated with the capital leases are generally much higher than the Company’s incremental borrowing rate under its revolving credit facility, LIBOR rates also decreased as compared to the prior year, as did the spread over LIBOR that the Company pays under its credit facility.
     Other expense for the quarter ended September 29, 2007 decreased $2.1 million as compared to the same period in the prior year, primarily related to the write-off of the Company’s investment in Strauss of $2.7 million, partially offset by a reduction in the closed store reserves of $.4 million.
     Other expense for the six months ended September 29, 2007 decreased $1.7 million as compared to the same period in the prior year, primarily related to the write-off of the Company’s investment in Strauss of $2.7 million, partially offset by a reduction in the closed store reserves of $.4 million and the payment for the relocation of a Mr. Tire store of $.9 million in the six months ended September 23, 2006. Also contributing to the decrease was the Company’s recognition of $325,000 of income in the current year in connection with the Company’s settlement of all outstanding legal claims with Strauss.
     The effective tax rate for the quarter ended September 29, 2007 and September 23, 2006 was 37.7% and 37.5%, respectively, of pre-tax income. For the six months ended September 29, 2007 and September 23, 2006, the effective tax rates were 37.6% and

35.4%, respectively, of pre-tax income. Offsetting the prior year’s six months’ tax provision of 37.5% was the recognition of a $.4 million income tax benefit primarily related to the favorable resolution of state income tax issues.
     Net income for the quarter ended September 29, 2007 of $6.5 million increased 16.2% from net income for the quarter ended September 23, 2006. Earnings per share on a diluted basis for the quarter ended September 29, 2007 increased 16.0%.
     For the six months ended September 29, 2007, net income of $14.7 million increased 11.6% and diluted earnings per share increased 10.3%.
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
Capital Resources and Liquidity
     Capital Resources
     The Company’s primary capital requirements in fiscal 2008 are the upgrading of facilities and systems in existing stores and the funding of its store expansion program, including potential acquisitions of existing store chains. For the six months ended September 29, 2007, the Company spent $7.6 million principally for equipment and leasehold improvements. Funds were provided primarily by cash flow from operations. Management believes that the Company has sufficient resources available (including cash and equivalents, net cash flow from operations and bank financing) to expand its business as currently planned for the next several years.
     Liquidity
     In July 2005, the Company amended its existing credit facility terms by entering into a five-year, $125 million Revolving Credit Facility agreement (the “Credit Facility”) (of which approximately $28.6 million was outstanding at September 29, 2007) with five banks in the lending syndicate that provided the Company’s prior financing arrangement. Interest only is payable monthly throughout the Credit Facility’s term. The Credit Facility increases the Company’s current borrowing capacity by $15 million to $125 million and includes a provision allowing the Company to expand the amount of the overall facility to $160 million, subject to existing or new lender(s) commitments at that time. The terms of the Credit Facility immediately reduced the spread the Company pays on LIBOR-based borrowings by 50 basis points and permit the payment of cash dividends not to exceed 25% of the preceding year’s net income. Additionally, the amended Credit Facility is not secured by the Company’s real property, although the Company has entered into an agreement not to encumber its real property, with certain permissible exceptions. Other terms of the Credit Facility are generally consistent with the Company’s prior financing agreement.
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
     Certain of the Company’s long-term debt agreements require, among other things, the maintenance of specified interest and rent coverage ratios and amounts of net worth. They also contain restrictions on cash dividend payments. At September 29, 2007, the Company is in compliance with the applicable debt covenants. These agreements permit mortgages and specific lease financing arrangements with other parties with certain limitations.
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
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS 157 to have a material impact on the financial results or existing debt covenants of the Company.
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
Changes in internal controls
     There were no changes in the Company’s internal control over financial reporting during the quarter ended September 29, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MONRO MUFFLER BRAKE, INC.
PART II — OTHER INFORMATION
Item 1A. Risk Factors
     There have been no changes to the risk factors described in the Company’s previously filed Annual Report on Form 10-K for the fiscal year ended March 31, 2007.
Item 4. Submission of Matters to a Vote of Security Holders
     The 2007 Annual Meeting of Shareholders of the Company (the “2007 Meeting”) was held on August 21, 2007. At the 2007 Meeting, the Company’s common shareholders elected the Company’s nominees Frederick M. Danziger, Robert G. Gross, Peter J. Solomon and Francis R. Strawbridge to Class 2 of the Board of Directors, to serve until the election and qualification of their respective successors at the 2009 Annual Meeting of Shareholders. Such nominees for director received the following votes:

Name	Votes For	Votes Withheld
Frederick M. Danziger	12,936,751	232,432
Robert G. Gross	12,058,728	1,110,455
Peter J. Solomon	11,915,073	1,254,110
Francis R. Strawbridge	12,942,292	226,891
     In addition, Richard A. Berenson, Donald Glickman and Lionel Spiro will continue as Class 1 directors until the election and qualification of their respective successors at the 2008 Annual Meeting of Shareholders.
     Also approved was a proposal to approve an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 20,000,000 to 45,000,000 (12,731,783 shares in favor, 411,132 shares against and 26,266 shares abstaining).
     Additionally, the shareholders approved a proposal to ratify the adoption of the Monro Muffler Brake, Inc. 2007 Stock Incentive Plan (10,826,859 shares in favor, 1,584,381 shares against and 757,944 shares abstaining).
     Also approved was a proposal to evaluate the selection of independent public accountants (13,099,169 shares in favor, 65,593 shares against and 4,419 shares abstaining).
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

MONRO MUFFLER BRAKE, INC.

DATE: November 8, 2007	By	/s/ Robert G. Gross
Robert G. Gross
President and Chief Executive Officer

DATE: November 8, 2007	By	/s/ Catherine D’Amico
Catherine D’Amico
Executive Vice President-Finance, Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Page No.

31.1	Certification of Robert G. Gross pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	18

31.2	Certification of Catherine D’Amico pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	19

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	20