Form 10-Q
period 2007-12-29
MONRO MUFFLER BRAKE INC
filed 2008-02-05
CIK 876427

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2007.
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
Large accelerated filer   ☐          Accelerated filer   ☑          Non-accelerated filer   ☐
Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes          ☑ No
As of January 26, 2008 18,460,001 shares of the Registrant’s Common Stock, par value $.01 per share, were outstanding.

MONRO MUFFLER BRAKE, INC.

MONRO MUFFLER BRAKE, INC.
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MONRO MUFFLER BRAKE, INC.
CONSOLIDATED BALANCE SHEET

	(Unaudited)
	December 29,	March 31,
	2007	2007
	(Dollars in thousands)

Assets
Current assets:
Cash and equivalents	$1,031	$965
Trade receivables	2,691	2,225
Inventories	67,195	62,398
Deferred income tax asset	4,631	4,378
Other current assets	16,634	18,870

Total current assets	92,182	88,836

Property, plant and equipment	334,886	327,303
Less — Accumulated depreciation and amortization	(154,653)	(143,054)

Net property, plant and equipment	180,233	184,249
Goodwill	68,412	52,897
Intangible assets and other noncurrent assets	17,087	14,041
Long term deferred tax asset	337

Total assets	$358,251	$340,023

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$1,368	$1,368
Trade payables	29,222	27,211
Federal and state income taxes payable	1,832	1,580
Accrued payroll, payroll taxes and other payroll benefits	11,162	10,697
Accrued insurance	7,066	7,387
Other current liabilities	14,685	12,265

Total current liabilities	65,335	60,508

Long-term debt	98,122	52,525
Accrued rent expense	6,764	6,937
Other long-term liabilities	4,013	4,514
Deferred income tax liability		420
Long-term income taxes payable	2,207

Total liabilities	176,441	124,904

Commitments
Shareholders’ equity:
Class C Convertible Preferred Stock, $1.50 par value, $.096 and $.144 conversion value at December 29, 2007 and March 31, 2007, respectively, 150,000 shares authorized; 65,000 shares issued and outstanding	97	97
Common Stock, $.01 par value, 45,000,000 shares authorized; 21,677,055 and 14,342,051 shares issued at December 29, 2007 and March 31, 2007, respectively	217	143
Treasury Stock, 2,850,749 shares at December 29, 2007 and 334,128 shares at March 31, 2007, at cost	(53,690)	(2,143)
Additional paid-in capital	66,330	62,866
Accumulated other comprehensive income	(1,478)	(1,478)
Retained earnings	170,334	155,634

Total shareholders’ equity	181,810	215,119

Total liabilities and shareholders’ equity	$358,251	$340,023

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Quarter Ended		Nine Months Ended
	Fiscal December		Fiscal December
	2007	2006	2007	2006
	(Dollars in thousands, except per share data)
Sales	$112,514	$103,787	$332,178	$309,518
Cost of sales, including distribution and occupancy costs	70,065	63,436	197,514	184,027

Gross profit	42,449	40,351	134,664	125,491

Operating, selling, general and administrative expenses	34,328	30,282	100,720	92,002
Intangible amortization	149	325	413	943
(Gain) loss on disposal of assets	(1,006)	85	(851)	(1,596)

Total operating expenses	33,471	30,692	100,282	91,349

Operating income	8,978	9,659	34,382	34,142
Interest expense, net of interest income for the quarter of $6 in 2007 and $10 in 2006, and year-to-date of $22 in 2007 and $376 in 2006	1,508	1,833	3,952	3,364
Other (income) expense, net	(114)	41	(685)	2,625

Income before provision for income taxes	7,584	7,785	31,115	28,153
Provision for income taxes	2,282	2,919	11,130	10,129

Net income	$5,302	$4,866	$19,985	$18,024

Earnings per share:
Basic	$.27	$.23	$.97	$.87

Diluted	$.25	$.21	$.89	$.79

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
(Dollars in thousands)

					Accumulated
				Additional	Other
	Preferred	Common	Treasury	Paid-in	Comprehensive	Retained
	Stock	Stock	Stock	Capital	Income	Earnings	Total

Balance at March 31, 2007	$97	$143	$(2,143)	$62,866	$(1,478)	$155,634	$215,119
Net income						19,985	19,985
Cash dividends: Preferred						(169)	(169)
Common						(3,481)	(3,481)
Tax benefit from exercise of stock options				523			523
Exercise of stock options		2		1,496			1,498
Stock option compensation				1,445			1,445
Shares issued in connection with three-for- two stock split (see Note 7)		72				(72)
Purchase of treasury shares			(51,547)				(51,547)
Adoption of FIN 48						(1,563)	(1,563)

Balance at December 29, 2007	$97	$217	$(53,690)	$66,330	$(1,478)	$170,334	$181,810

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	Fiscal December
	2007	2006
	(Dollars in thousands)
	Increase (Decrease) in Cash
Cash flows from operating activities:
Net income	$19,985	$18,024

Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	14,903	14,907
Loss on investment in R&S Parts and Services, Inc.		2,754
Stock-based compensation expense	1,445	304
Excess tax benefits from share-based payment arrangements	(138)	(1,388)
Net change in deferred income taxes	(149)	738
Gain from relocation of tire store		(900)
Gain on disposal of property, plant and equipment	(851)	(1,596)
Increase in trade receivables	(466)	(1,152)
Increase in inventories	(3,799)	(2,042)
Decrease in other current assets	3,434	589
Increase in intangible assets and other noncurrent assets	(1,873)	(2,275)
Increase in trade payables	1,933	705
Increase (decrease) in accrued expenses	2,028	(303)
Increase in federal and state income taxes payable	1,442	287
(Decrease) increase in other long-term liabilities	(534)	348
Decrease in long-term income taxes payable	(335)

Total adjustments	17,040	10,976

Net cash provided by operating activities	37,025	29,000

Cash flows from investing activities:
Capital expenditures	(12,939)	(17,017)
Acquisition of ProCare, net of cash acquired		(12,874)
Acquisition of Craven and Valley Forge Tire, net of cash acquired	(16,841)
Proceeds from the disposal of property, plant and equipment	927	1,467
Proceeds from relocation of tire store		450
Repayment of loan receivable from R&S Parts and Services, Inc.		5,000

Net cash used for investing activities	(28,853)	(22,974)

Cash flows from financing activities:
Proceeds from borrowings	144,259	95,187
Principal payments on long-term debt and capital lease obligations	(98,804)	(106,254)
Purchase of common stock	(51,547)
Exercise of stock options	1,498	3,317
Excess tax benefits from share-based payment arrangements	138	1,388
Dividends to shareholders	(3,650)	(2,759)

Net cash used for financing activities	(8,106)	(9,121)

Increase (decrease) in cash	66	(3,095)
Cash at beginning of period	965	3,780

Cash at end of period	$1,031	$685

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Condensed Consolidated Financial Statements
     The consolidated balance sheet as of December 29, 2007 and March 31, 2007, the consolidated statements of income for the quarters and nine months ended December 29, 2007 and December 23, 2006, the consolidated statements of cash flows for the nine months ended December 29, 2007 and December 23, 2006, and the consolidated statement of changes in shareholders’ equity for the nine months ended December 29, 2007, include Monro Muffler Brake, Inc. and its wholly owned subsidiary (the “Company”). These unaudited condensed consolidated financial statements have been prepared by the Company. In the opinion of management, all known adjustments (consisting of normal recurring accruals or adjustments) have been made to present fairly the financial position, results of operations and cash flows for the unaudited periods presented.
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
     The Company reports its results on a 52/53 week fiscal year with the fiscal year ending on the last Saturday in March of each year. The following are the dates represented by each fiscal period reported in these condensed financial statements:

“Quarter Ended Fiscal December 2007”:	September 30, 2007 — December 29, 2007 (13 weeks)
“Quarter Ended Fiscal December 2006”:	September 24, 2006 — December 23, 2006 (13 weeks)
“Nine Months Ended Fiscal December 2007”:	April 1, 2007 — December 29, 2007 (39 weeks)
“Nine Months Ended Fiscal December 2006”:	March 26, 2006 — December 23, 2006 (39 weeks)
     Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current year’s presentation.
Note 2 — Acquisitions
     The Company’s acquisitions are strategic moves in its plan to fill in and expand its presence in its existing markets, and leverage fixed operating costs such as distribution and advertising.
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
     On April 29, 2006, the Company acquired 75 automotive maintenance and repair service stores located in eight metropolitan areas throughout Ohio and Pennsylvania from ProCare Automotive Service Solutions LLC (“ProCare”). The Company acquired the business and substantially all of the operating assets of these stores, which consist primarily of inventory and equipment, and assumed certain liabilities. The purchase price was $14.7 million in cash which was financed through the Company’s existing bank facility. The excess of the purchase price over the fair values of assets acquired and liabilities assumed was allocated to goodwill. The Company converted 31 of the acquired ProCare stores to tire stores which are operating under the Mr. Tire brand name. The remaining stores are operating as service stores under the Monro brand name. The results of operations of the acquired ProCare stores are included in the Company’s results from April 29, 2006. In connection with the acquisition, the Company recorded a reserve for accrued restructuring costs of approximately $1.1 million. This reserve relates to costs associated with the closing of three duplicative or poorly performing ProCare stores, and includes charges for rent and real estate taxes (net of anticipated sublease income) since the April 2007 closure date, as well as the write down of assets to their fair market value. The closures brought the number of ProCare service stores down to 43 and the ProCare tire stores down to 29 stores.

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
     Under the terms of the R&S debtor-in-possession financing, the Bankruptcy Court ordered the payment to Monro of the $5 million secured loan, plus a portion of legal and other fees incurred by Monro in connection with the issuance and repayment of the loan. In February 2007, the Creditors’ Committee appointed in R&S’s bankruptcy commenced an action seeking repayment of the $5 million. In response, the Company filed a complaint against GDJ Retail, LLC and its principal, Glen Langberg, for breach of contract, contractual indemnification and negligent misrepresentation arising from the Company’s purchase of a 13% interest in R&S in November 2005.
     In May 2007, the Bankruptcy Court approved a global settlement of both actions. As a result of the settlement, the Company received $325,000 from R&S. The settlement has been reflected within “Other Income” on the Consolidated Statement of Income for the nine months ended December 29, 2007. All claims against the Company, GDJ Retail, LLC, Glen Langberg and R&S have been dismissed.
Note 3 — Earnings Per Share
     Basic earnings per common share (EPS) amounts are computed by dividing earnings after the deduction of preferred stock dividends by the average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalents outstanding.
     The following is a reconciliation of basic and diluted EPS for the respective periods:

	Quarter Ended		Nine Months Ended
	Fiscal December		Fiscal December
	2007	2006	2007	2006
	(Dollars in thousands, except per share data)
Numerator for earnings per common share calculation:
Net Income	$5,302	$4,866	$19,985	$18,024
Less: Preferred stock dividends	(61)	(47)	(169)	(128)

Income available to common stockholders	$5,241	$4,819	$19,816	$17,896

Denominator for earnings per common share calculation:
Weighted average common shares, basic	19,718	20,927	20,509	20,752
Effect of dilutive securities:
Preferred Stock	1,014	1,014	1,014	1,014
Stock options	821	983	894	1,088

Weighted average number of common shares, diluted	21,553	22,924	22,417	22,854

Basic Earnings per common share:	$.27	$.23	$.97	$.87

Diluted Earnings per common share:	$.25	$.21	$.89	$.79

     The computation of diluted EPS excludes the effect of the assumed exercise of approximately 730,000 stock options for the three and nine months ended fiscal December 2007 and 146,400 stock options for the three and nine months ended fiscal December

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2006. Such amounts were excluded as the exercise prices of these options were greater than the average market value of the Company’s common stock for those periods, resulting in an anti-dilutive effect on diluted EPS.
Note 4 — Income Taxes
     The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”) on April 1, 2007. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The cumulative effect of adopting FIN 48 of $1.6 million was recorded as a reduction to retained earnings.
     The total amount of unrecognized tax benefits were $2.7 million and $2.4 million, respectively at April 1, 2007 and December 29, 2007, the majority of which, if recognized, would affect the effective tax rate. The Company historically had classified unrecognized tax benefits in current taxes payable. As a result of adoption of FIN 48, unrecognized tax benefits were primarily reclassified to long-term income taxes payable.
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
     In the normal course of business, the Company provides for uncertain tax positions and the related interest, and adjusts its unrecognized tax benefits and accrued interest accordingly. During the third quarter of fiscal 2008, unrecognized tax benefits related to continuing operations decreased by $.4 million and accrued interest increased by $.1 million.
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
     The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions. The Company’s fiscal 2005 through fiscal 2007 U.S. federal tax years and various state tax years remain subject to income tax examinations by tax authorities.
Note 5 — Supplemental Disclosure of Cash Flow Information
     The following transactions represent non-cash investing and financing activities during the periods indicated:
NINE MONTHS ENDED DECEMBER 29, 2007:
     In connection with the Craven and Valley Forge acquisitions (Note 2), liabilities were assumed as follows:

Fair value of assets acquired	$2,995,000
Goodwill recorded	14,692,000
Cash paid in FY08, net of cash acquired	(16,841,000)

Liabilities assumed	$846,000

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     During the nine months ended December 29, 2007, the Company recorded purchase accounting adjustments for the ProCare Acquisition that increased goodwill by $823,000, reduced fixed assets by $1,592,000, increased debt by $142,000, reduced current liabilities by $31,000, reduced long-term liabilities by $331,000 and increased long-term deferred taxes by $549,000. (All material adjustments occurred in the first quarter of fiscal 2008, including the finalization of fixed asset appraisals, and within one year of the acquisition.)
     In connection with the accounting for income tax benefits related to the exercise of stock options, the Company reduced current liabilities and increased paid-in capital by $523,000.
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
Note 6 — Cash Dividends
     In May 2006, the Company’s Board of Directors declared its intention to pay a regular quarterly cash dividend during fiscal 2007 of $.05 per common share or common share equivalent, retroactively restated for the stock split declared in August 2007, to be paid to shareholders beginning with the first quarter of fiscal 2007. In May 2007, the Company’s Board of Directors declared its intention to pay a regular quarterly cash dividend during fiscal 2008 of $.06 per common share or common share equivalent, retroactively restated for the stock split declared in August 2007, to be paid beginning with the first quarter of fiscal 2008. The dividend amounted to $61,000 and $47,000, respectively for preferred shareholders, and $1,243,000 and $978,000, respectively for common shareholders for the quarters ended December 29, 2007 and December 23, 2006. The dividend amounted to $169,000 and $128,000, respectively for preferred shareholders, and $3,481,000 and $2,631,000, respectively for common shareholders, for the nine months ended December 29, 2007 and December 23, 2006.
     The declaration of, and any determination as to the payment of, future dividends will be at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, capital requirements, compliance with charter and contractual restrictions, and such other factors as the Board of Directors deems relevant.
Note 7 — Stock Split
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

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8 — Treasury Stock
     In November 2007, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to an additional $30 million of its common stock at market prices. The share repurchase program has a term of 12 months and is in addition to the $30 million program authorized by the Board in January 2007, bringing the total authorized share repurchases to $60 million. The purchases may be made from time to time on the open market or through privately negotiated transactions at management’s discretion, in accordance with Securities and Exchange Commission requirements. The amount and timing of any purchase will depend upon a number of factors, including the price and availability of the Company’s shares and general market conditions.
     Treasury stock is accounted for using the par value method. During the nine months ended December 29, 2007, the Company repurchased 2.3 million shares of its outstanding common stock for $51.5 million. The Company’s purchases of common stock are recorded as “Treasury Stock” and result in a reduction of “Shareholders’ Equity”.
Note 9 — Barter Credits
     The Company accounts for the receipt of barter credits in accordance with Emerging Issues Task Force (“EITF”) Issue No. 93-11, “Accounting for Barter Transactions”. In accordance with EITF 93-11, the Company values these credits at the fair market value of the inventory exchanged, as determined by reference to price lists for buying groups and jobber pricing. The Company uses these credits primarily to pay vendors for purchases (mainly inventory vendors for the purchase of parts and tires) or to purchase other goods or services from the barter company such as advertising and travel.
Note 10 — Other Items
     In June 2007, the Board of Directors authorized the 2007 Incentive Stock Option Plan, reserving 582,000 shares (as retroactively adjusted for the stock split) of common stock for issuance to eligible employees and all non-employee directors. This 2007 Plan replaced the Company’s 1998 Employee Stock Option Plan (the “1998 Plan”) and 2003 Non-Employee Directors’ Stock Option Plans (the “2003 Plan”). Immediately upon the shareholders’ approval of the 2007 Plan, all shares of Common Stock available for award under either the 1998 or 2003 Plans (the “Remaining Shares”) were transferred to, and made available for award under the 2007 Plan. Stock options currently outstanding under the 1998 and 2003 Plans will remain outstanding in accordance with the terms of those plans and the stock option agreements entered into under those plans. The Plan was approved by shareholders in August 2007.
     In July 2007, the Company signed a five-year strategic partnership with Auction Direct USA, which currently operates used vehicle superstores in Rochester, NY, Morrow, GA, Jacksonville, FL and Raleigh, NC. Under the terms of the agreement, Monro will provide consulting services to Auction Direct as it expands operations and opens additional locations and service centers, as well as, supplying parts and equipment to those stores. Monro expects to receive $250,000 annually in consulting revenue and the agreement is expected to generate approximately $1.0 million in revenue for the Rochester service center work each year. Further, Auction Direct has issued warrants to Monro for the purchase of 2.5 percent of its existing equity. In accordance with EITF 00-8, “Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods or Services,” the warrants are de minimis and the Company has not recorded any value in the consolidated financial statements as of December 29, 2007 based on the specific facts and circumstances including its brief history of operating as a small private company, the inability of a 2.5% share of the company to control or significantly influence the operations, the lack of public marketability of the warrants and the four-year vesting period of the rights to exercise these warrants. Additionally, Robert G. Gross, President and Chief Executive Officer of Monro, has also been named to Auction Direct’s Board of Directors.
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

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Note 11— Subsequent Events
     On January 10, 2008, the Company entered into Employment Agreements with its Executive Vice President and Chief Administrative Officer, John W. Van Heel and its Executive Vice President-Store Operations, Joseph Tomarchio Jr. On January 11, 2008, the Company entered into an Employment Agreement with Executive Vice President and Chief Financial Officer, Catherine D’Amico. All three Agreements became effective on January 1, 2008 and have a three-year term.
     Under the Agreements, Messrs. Van Heel and Tomarchio and Ms. D’Amico (i) will be paid a base salary of $250,000, $360,000 and $218,000, respectively; (ii) will be eligible to earn a target bonus, pursuant to the terms of the Company’s bonus plan, equal to up to 87.5% of the executive’s base salary upon the achievement of certain predetermined corporate objectives and (iii) will participate in the Company’s other incentive and welfare and benefit plans made available to executives. Also, under the Agreements, as of April 1, 2008, the annual base salary for Messrs. Van Heel and Tomarchio and Ms. D’Amico will increase to $280,000, $380,000 and $230,000, respectively.
     Finally, each executive is entitled to certain payments upon death, disability, a termination without Cause (as defined therein), a resignation by the executive for Good Reason (as defined therein) or a termination in the event of a Change in Control of the Company (as defined therein), all as set forth in detail in the Agreement.
     Also, on January 10, 2008 and in consideration of the executives’ execution of the Agreements, the Company’s Compensation Committee awarded to Messrs. Van Heel and Tomarchio an option to purchase 75,000 and 40,000 shares of Common Stock, respectively, at an exercise price of $18.17 per share (the closing price of the Company’s stock on the date of the award), pursuant to the Company’s 2007 Stock Incentive Plan. On January 11, 2008 and in consideration of Ms. D’Amico’s execution of the Agreement, the Company’s Compensation Committee awarded to her an option to purchase 30,000 shares of Common Stock at an exercise price of $17.53 per share (the closing price of the Company’s stock on the date of the award), pursuant to the Company’s 2007 Stock Incentive Plan.
     In January 2008, the Company signed a definitive asset purchase agreement with Broad-Elm Group of Buffalo, NY. The purchase price is approximately $3.2 million which will be funded primarily through the Company’s existing line of credit. The acquisition will add a total of seven additional stores to the Monro chain, all of which management intends to operate under the Mr. Tire brand name.
     The Company is a defendant in a purported class action lawsuit filed on December 19, 2007, in the Supreme Court of the State of New York, alleging that the Company violated federal and state wage and hour laws relating to the calculation and payment of overtime applicable to certain information technology and other headquarters employees. The Company considers these employees exempt from such laws. The plaintiffs are seeking unspecified monetary damages, injunctive relief or both. The Company denies these claims and is defending the plaintiffs’ allegations. Any estimated liability relating to this lawsuit is not determinable at this time.

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
     The following table sets forth income statement data of Monro Muffler Brake, Inc. (“Monro” or the “Company”) expressed as a percentage of sales for the fiscal periods indicated:

	Quarter Ended		Nine Months Ended
	Fiscal December		Fiscal December
	2007	2006	2007	2006

Sales	100.0%	100.0%	100.0%	100.0%

Cost of sales, including distribution and occupancy costs	62.3	61.1	59.5	59.5

Gross profit	37.7	38.9	40.5	40.5

Operating, selling, general and administrative expenses	30.5	29.2	30.3	29.7

Intangible amortization	.1	.3	.1	.3

(Gain) loss on disposal of assets	(.9)	.1	(.3)	(.5)

Total operating expenses	29.7	29.6	30.1	29.5

Operating income	8.0	9.3	10.4	11.0

Interest expense — net	1.3	1.8	1.2	1.1

Other (income) expense — net	—	—	(.2)	.8

Income before provision for income taxes	6.7	7.5	9.4	9.1

Provision for income taxes	2.0	2.8	3.4	3.3

Net income	4.7%	4.7%	6.0%	5.8%

Third Quarter and Nine Months Ended December 29, 2007 Compared To Third Quarter and Nine Months Ended December 23, 2006
     Sales were $112.5 million for the quarter ended December 29, 2007 as compared with $103.8 million in the quarter ended December 23, 2006. The sales increase of $8.7 million or 8.4%, was due to an increase of $6.6 million related to new stores, of which $5.0 million came from the former Craven and Valley Forge stores acquired in July 2007, and a comparable store sales increase of

1.9%. Partially offsetting this was a decrease in sales from closed stores amounting to $.8 million. There were 76 selling days in the quarter ended December 29, 2007 and 77 selling days in the quarter ended December 23, 2006. Adjusting for days, comparable store sales increased 3.2%.
     At December 29, 2007, the Company had 713 company-operated stores compared with 699 stores at December 23, 2006. During the quarter ended December 29, 2007, the Company opened one store, and closed two stores.
     As occurred in fiscal 2006 and 2007, the Company completed the bulk sale of approximately $2.5 million of slower moving inventory to Icon International, a barter company, in exchange for barter credits in the quarter ended December 29, 2007.
     The margin recognized in these transactions is typically less than the Company’s normal profit margin. The barter transaction that occurred in the third quarter of fiscal 2008 decreased gross profit by .4% of sales and .2% of sales for the quarter and nine months ended December 29, 2007, respectively. The barter transaction of $1.3 million that occurred in the third quarter of fiscal 2007 had no impact on gross profit as a percent of sales.
     The bulk sales of inventory to Icon are important transactions for the Company. The sales help to improve inventory turns, which becomes a higher priority when interest rates are high. As new vendor agreements fall under these rules, inventory turns have a more direct impact on cost of goods sold and gross profit than in the past.
     The Company has demonstrated its ability to consistently use the credits. Since it began doing barter transactions in the late 1990’s , the Company has used over $6,000,000 of credits with vendors and the barter company. Management is confident barter credits are recorded at their net realizable value.
     Sales for the nine months ended December 29, 2007 were $332.2 million compared with $309.5 million for the comparable period in the prior year. The sales increase of $22.7 million is due to an increase of $16.0 million related to new stores (of which $8.2 million came from the former Craven and Valley Forge stores acquired in July 2007), and a comparable store sales increase of 3.4%. Partially offsetting this was a decrease in sales related to closed stores amounting to $3.3 million.
     The new ProCare stores acquired on April 29, 2006 were purchased out of bankruptcy. These stores suffered significant declines in recent years and did not perform at a profitable level in fiscal 2007. The ProCare stores lost approximately $.05 per share in fiscal 2007. However, sales have improved and continue to improve since the acquisition and efforts continue which focus on reducing costs and improving margins. As a result, these stores lost approximately $.02 per share in the first nine months of fiscal 2008, as compared to $.04 per share in the first nine months of fiscal 2007. Comparable store sales for the ProCare stores for the quarter ended December 29, 2007 increased 4.9%, or 6.3% adjusted for days. For the first nine months of fiscal 2008, comparable store sales increased 4.7%, or 5.1% adjusted for days.
     Gross profit for the quarter ended December 29, 2007 was $42.4 million or 37.7% of sales as compared with $40.4 million or 38.9% of sales for the quarter ended December 23, 2006. The decrease in gross profit for the quarter ended December 29, 2007, as a percentage of sales, is due to several factors. The Valley Forge and Craven stores acquired in July 2007 increased consolidated cost of sales and decreased gross profit by .2% of sales. The acquired ProCare stores lowered gross profit by .6 as a percentage of sales in the current year quarter, and by .4 in the prior year quarter. This occurred primarily due to promotions, especially in tires, intended to drive sales and regain consumer confidence in those stores. In addition, chainwide, there was a shift in mix to the lower margin tire and maintenance service categories away from higher margin categories. There were cost increases, as well, in oil and tires. For tires, the Company was able to effectively offset these increases with increases in selling prices, thereby preserving margins.
     Additionally, occupancy costs increased as a percentage of sales as compared to the prior year. In the prior year third quarter, the Company recorded a cumulative entry to true up the accounting for the ProCare stores with regard to 45 capital leases. This had the effect of artificially lowering occupancy costs, a component of cost of sales in the Consolidated Statement of Income, by .4 as a percent of sales. On an apples to apples basis, occupancy costs decreased slightly as the Company gained leverage with positive comparable store sales.
     Partially offsetting these increases was a decrease in labor costs as a percent of sales, primarily due to the significant improvement in productivity of the technicians at the ProCare stores, achieved through improved sales and right-sizing of crews.
     Gross profit for the nine months ended December 29, 2007 was $134.7 million, or 40.5% of sales, compared with $125.5 million or 40.5% of sales for the nine months ended December 23, 2006.

     SG&A expenses for the quarter ended December 29, 2007 increased by $4.0 million to $34.3 million from the quarter ended December 23, 2006, and were 30.5% of sales as compared to 29.2% in the prior year quarter. The largest drivers of the dollar increases this quarter were as follows: a $.9 million pretax charge related to the award of vested options to the Company’s Chief Executive Officer in connection with the renewal of his contract, an increase in benefits expense of $1.2 million primarily related to increased health insurance expense and FICA, and a planned increase in advertising expense of $.5 million to help drive sales, especially in the ProCare stores. Management believes the increase in health insurance is somewhat of an aberration, due to an unusually low expense in the prior year quarter, combined with a handful of very large claims in the current year. With regard to the increase in SG&A expense as a percentage of sales as compared to the prior year, .8 of a percent relates to the stock option expense, and .8 relates to the increase in benefits expense.
     For the nine months ended December 29, 2007, SG&A expenses increased by $8.7 million to $100.7 million from the comparable period of the prior year and were 30.3% of sales compared to 29.7%.
     Intangible amortization for the quarter ended December 29, 2007 decreased $.2 million to $.1 million from the quarter ended December 23, 2006, and was .1% of sales as compared to .3% of sales in the prior year quarter.
     Intangible amortization for the nine months ended December 29, 2007 decreased $.5 million to $.4 million from the nine months ended December 23, 2006, and was .1% of sales as compared to .3% of sales in the prior year.
     Gain on disposal of assets for the quarter ended December 29, 2007 increased $1.1 million to $1.0 million from the quarter ended December 23, 2006, and was a gain of .9% of sales as compared to a loss of .1% of sales in the prior year quarter. This increase was due to the sale of certain properties in the current quarter that had larger gains than the property sold in the prior year quarter.
     Gain on disposal of assets for the nine months ended December 29, 2007 decreased $.7 million to $.9 million from the nine months ended December 23, 2006, and was .3% of sales as compared to .5% of sales in the prior year. This decrease was due to the relocation of a Mr. Tire store in the prior year. The owners of the property paid the Company $.9 million to relinquish the lease. The Company did not have a similar transaction in the current year. In addition, in the prior year there was a reduction in the closed store reserves, resulting in income of $.4 million. This was offset by the sale of certain properties in the current year that had larger gains than the properties sold in the prior year. Effectively, the Company sells one or more properties annually, but there will be differences in the timing from one year to the next.
     Operating income for the quarter ended December 29, 2007 of approximately $9.0 million decreased 7.1% as compared to operating income for the quarter ended December 23, 2006, and decreased as a percentage of sales from 9.3% to 8.0% for the same periods.
     Operating income for the nine months ended December 29, 2007 of approximately $34.4 million increased .7% compared to operating income for the nine months ended December 23, 2006, and decreased as a percentage of sales from 11.0% to 10.4% for the same periods.
     Net interest expense for the quarter ended December 29, 2007 decreased by approximately $.3 million as compared to the same period in the prior year, and decreased from 1.8% to 1.3% as a percentage of sales for the same periods. The weighted average debt outstanding for the quarter ended December 29, 2007 increased by approximately $22.0 million from the quarter ended December 23, 2006, primarily related to the funding of the Valley Forge and Craven acquisitions and the funding of the stock repurchase program. Additionally, capital leases assumed in the ProCare acquisition, involving 45 locations, were recorded in the third quarter of last year in connection with the Company’s true-up of the purchase accounting for the ProCare acquisition. This resulted in an increase to the weighted average interest rate in the third quarter of last year, and artificially increased interest expense by $.5 million related to previous quarters. Ignoring this item, interest expense is flat as a percentage of sales between the current and prior year third quarters. Additionally, ignoring this item, the weighted average interest rate decreased by approximately 130 basis points from the prior year. This decrease is due to a shift in a larger percentage of debt (revolver vs. capital leases) outstanding at a lower rate.
     Net interest expense for the nine months ended December 29, 2007 increased by approximately $.6 million as compared to the same period in the prior year, and increased from 1.1% to 1.2% as a percentage of sales for the same periods.
     Other income for the quarter ended December 29, 2007 increased $.2 million as compared to the same period in the prior year.

     Other income for the nine months ended December 29, 2007 increased $3.3 million as compared to the same period in the prior year, primarily related to the write-off of the Company’s investment in Strauss of $2.8 million, in the nine months ended December 23, 2006. Also contributing to the increase was the Company’s recognition of $.3 million of income in the current year in connection with the Company’s settlement of all outstanding legal claims with Strauss.
     The effective tax rate for the quarter ended December 29, 2007 and December 23, 2006 was 30.1% and 37.5%, respectively, of pre-tax income. For the nine months ended December 29, 2007 and December 23, 2006, the effective tax rates were 35.8% and 36.0%, respectively, of pre-tax income. In the quarter ended December 29, 2007, income tax expense was reduced by $.3 million related to the resolution of state tax accounting matters including state apportionment factors and $.2 million related to various state uncertain tax positions, in accordance with FIN 48. Offsetting the prior year’s nine months’ tax provision of 36.0% was the recognition of a $.4 million income tax benefit primarily related to the favorable resolution of state income tax issues.
     Net income for the quarter ended December 29, 2007 of $5.3 million increased 9.0% from net income for the quarter ended December 23, 2006. Earnings per share on a diluted basis for the quarter ended December 29, 2007 increased 19.0%.
     For the nine months ended December 29, 2007, net income of $20.0 million increased 10.9% and diluted earnings per share increased 12.7%.
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
Capital Resources and Liquidity
      Capital Resources
     The Company’s primary capital requirements in fiscal 2008 are the stock repurchase program, as well as upgrading of facilities and systems in existing stores and the funding of its store expansion program, including potential acquisitions of existing store chains. For the nine months ended December 29, 2007, the Company spent $12.9 million principally for equipment and leasehold improvements. The Company also spent $16.8 million on acquisitions and $51.5 million on the stock repurchase program. Funds were provided primarily by cash flow from operations and bank financing. Management believes that the Company has sufficient resources available (including cash and equivalents, net cash flow from operations and bank financing) to expand its business as currently planned for the next several years.
      Liquidity
     In July 2005, the Company entered into a five-year, $125 million Revolving Credit Facility agreement with five banks. Interest only is payable monthly throughout the Credit Facility’s term. The facility included a provision allowing the Company to expand the amount of the overall facility to $160 million, subject to existing or new lender(s) commitments at that time. The terms of the Credit Facility permit the payment of cash dividends not to exceed 25% of the preceding year’s net income. Additionally, the Credit Facility is not secured by the Company’s real property, although the Company has agreed not to encumber its real property, with certain permissible exceptions.
     In January 2007, the Company amended its existing Credit Facility to: 1) allow stock buybacks subject to the Company being able to meet its existing financial covenants; 2) extend the termination date by 18 months to January 2012; and 3) increase the accordion feature by $40 million, which allows the Company to expand the amount of the overall facility to $200 million. Approximately $67.0 million was outstanding at December 29, 2007.
     The Company has financed the land associated with its office/warehouse facility via a mortgage note payable of $.7 million due in a balloon payment in 2015. In addition, the Company has financed certain store properties and equipment with capital leases, which amount to $31.8 million and are due in installments through 2026.
     Certain of the Company’s long-term debt agreements require, among other things, the maintenance of specified interest and rent coverage ratios and amounts of net worth. They also contain restrictions on cash dividend payments. At December 29, 2007, the Company is in compliance with the applicable debt covenants. These agreements permit mortgages and specific lease financing arrangements with other parties with certain limitations.
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
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. FIN 48 was adopted in the first quarter of fiscal 2008. Further information regarding the adoption of FIN 48 is disclosed in Note 4, “Income Taxes”.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On November 14, 2007, the FASB authorized its staff to draft a proposed FASB Staff Position that would partially defer the effective date of SFAS 157 for one year for certain nonfinancial assets and liabilities that are disclosed at fair value. Recognition and disclosure requirements would not be deferred for annually remeasured nonfinancial assets and liabilities or for financial assets and liabilities. The Company does not expect the adoption of SFAS 157 to have a material impact on the financial results or existing debt covenants of the Company.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The Company does not expect the adoption of SFAS 159 to have a material impact on the financial results or existing debt covenants of the Company.
     In December 2007, the FASB issued the following statements of financial accounting standards applicable to business combinations:
•	Statement of Financial Accounting Standards No. 141 (revised 2007) (“SFAS 141(R)”), “Business Combinations;” and

•	Statement of Financial Accounting Standards No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.”
SFAS No. 141(R) provides guidance on how an entity will recognize and measure the identifiable assets acquired (including goodwill), liabilities assumed, and noncontrolling interests, if any, acquired in a business combination. SFAS 160 will change the accounting and reporting for minority interests, which will be treated as noncontrolling interests and classified as a component of equity. Both standards are effective for fiscal years beginning after December 15, 2008, and are applicable to the Company for fiscal 2010. Early adoption is prohibited. The Company is currently evaluating both standards. However, the standards will result in an increase in expense during times when the Company is acquisitive.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     For a description of the Company’s market risks see “Item 7A — Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007. The Company’s exposure to market risks has not changed materially from the description in the Annual Report on Form 10-K.

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
     Changes in internal controls
     There were no changes in the Company’s internal control over financial reporting during the quarter ended December 29, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MONRO MUFFLER BRAKE, INC.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     The Company is a defendant in a purported class action lawsuit filed on December 19, 2007, in the Supreme Court of the State of New York, alleging that the Company violated federal and state wage and hour laws relating to the calculation and payment of overtime applicable to certain information technology and other headquarters employees. The Company considers these employees exempt from such laws. The plaintiffs are seeking unspecified monetary damages, injunctive relief or both. The Company denies these claims and is defending the plaintiffs’ allegations. Any estimated liability relating to this lawsuit is not determinable at this time.
Item 1A. Risk Factors
     There have been no changes to the risk factors described in the Company’s previously filed Annual Report on Form 10-K for the fiscal year ended March 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
a.	Not Applicable

b.	Not Applicable

c.

				Approximate Dollar
			Total Number of	Value of
			Shares Purchased	Shares that May Yet
	Total Number	Average	As Part of Publicly	be Purchased Under
	of Shares Purchased	Price Paid	Announced Program	the Program
Period	[1]	Per Share	[2,3]	[2,3]

September 30, 2007 — October 27, 2007	581,650	$22.66	581,650	$36,142,000
October 28, 2007 — November 24, 2007	749,400	$22.05	749,400	$19,594,000
November 25, 2007 — December 29, 2007	558,244	$19.99	558,244	$8,415,000

Total	1,889,294	$21.63	1,889,294	$8,415,000

1.	Shares purchased during the quarter include purchases pursuant to a publicly announced repurchase programs (see footnotes 2 and 3 below).

2.	In January 2007, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to $30 million of its common stock at market prices. The share repurchase program has a term of 12 months.

3.	In November 2007, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to an additional $30 million of its common stock at market prices. The share repurchase program has a term of 12 months.
Item 6. Exhibits
     a. Exhibits
31.1	— Certification of Robert G. Gross pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

31.2	— Certification of Catherine D’Amico pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

32.1	— Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONRO MUFFLER BRAKE, INC.
DATE: February 5, 2008	By	/s/ Robert G. Gross
Robert G. Gross
President and Chief Executive Officer

DATE: February 5, 2008	By	/s/ Catherine D’Amico
Catherine D’Amico
Executive Vice President-Finance, Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Page No.

31.1	Certification of Robert G. Gross pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	18

31.2	Certification of Catherine D’Amico pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	19

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	20