Form 10-K
period 2008-03-29
MONRO MUFFLER BRAKE INC
filed 2008-06-12
CIK 876427

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(MARK ONE)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year Ended March 29, 2008
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
Common Stock, par value $.01 per share

Name of each exchange on which registered: the NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
NONE
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of May 30, 2008, the aggregate market value of voting stock held by non-affiliates of the registrant was $377,600,000.

As of May 30, 2008, 21,720,151 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement (to be filed pursuant to Regulation 14A) for the 2008 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III hereof.

PART I

Item 1.	Business

GENERAL

Monro Muffler Brake, Inc. (“Monro” or the “Company”) is a chain of 720 Company-operated stores (as of March 29, 2008) and 14 dealer-operated stores providing automotive undercar repair and tire services in the United States. At March 29, 2008, Monro operated Company stores in New York, Pennsylvania, Ohio, Connecticut, Massachusetts, West Virginia, Virginia, Maryland, Vermont, New Hampshire, New Jersey, North Carolina, South Carolina, Indiana, Rhode Island, Delaware and Maine under the names “Monro Muffler Brake & Service”, “Tread Quarters Discount Tire” and “Mr. Tire” (together, the “Company Stores”). The Company’s Stores typically are situated in high-visibility locations in suburban areas and small towns, as well as in major metropolitan areas. The Company Stores serviced approximately 3.4 million vehicles in fiscal 2008. (References herein to fiscal years are to the Company’s year ended fiscal March [e.g., references to “fiscal 2008” are to the Company’s fiscal year ended March 29, 2008].)

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

The Company provides a broad range of services on passenger cars, light trucks and vans for brakes (estimated at 22% of fiscal 2008 sales); mufflers and exhaust systems (7%); and steering, drive train, suspension and wheel alignment (14%). The Company also provides other products and services including tires (26%) and routine maintenance services including state inspections (31%). Monro specializes in the repair and replacement of parts which must be periodically replaced as they wear out. Normal wear on these parts generally is not covered by new car warranties. The Company typically does not perform under-the-hood repair services except for oil change services, various “flush and fill” services and some minor tune-up services. The Company does not sell parts or accessories to the do-it-yourself market.

All of the Company’s stores provide the services described above. However, a growing number of the Company’s stores are more specialized in tire replacement and service and, accordingly, have a higher mix of sales in the tire category. These stores are described below as tire stores, whereas the majority of the Company’s stores are described as service stores. (See additional discussion under “Operating Strategy”.) At March 29, 2008, there were 579 stores designated as service stores and 141 as tire stores.

The Company’s sales mix for fiscal 2008 and 2007 is as follows:

	Service Stores		Tire Stores		Total Company
	FY08	FY07	FY08	FY07	FY08	FY07

Brakes	28%	28%	12%	11%	22%	23%
Exhaust	11	12	1	1	7	8
Steering	15	15	12	11	14	14
Tires	11	10	53	54	26	24
Maintenance	35	35	22	23	31	31

Total	100%	100%	100%	100%	100%	100%

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

INDUSTRY OVERVIEW

According to industry reports, demand for automotive repair services, including undercar repair and tire services, has increased due to the general increase in the number of vehicles registered, the increase in the average age of vehicles and the increased complexity of vehicles, which makes it more difficult for a vehicle owner to perform do-it-yourself repairs.

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

In that regard, the Company has completed several acquisitions in recent years, as follows:

In September 1998, the Company completed the acquisition of 189 company-operated and 14 franchised Speedy stores (the “Acquired Speedy stores”), from SMK Speedy International Inc. of Toronto, Canada. The Acquired Speedy stores are located primarily in complementary areas in Monro’s existing markets in the Northeast, Mid-Atlantic and Midwest regions of the United States. The majority of these stores operate under the Monro brand name.

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

In fiscal 2005, the Company further expanded its presence in Maryland through the acquisition of certain assets of Rice Tire, Inc. (the “Rice Acquisition”) and Henderson Holdings, Inc. (the “Henderson Acquisition”), which added five and ten retail tire and automotive repair stores in the Frederick and southern Maryland markets, respectively. Thirteen of these stores operate under the Mr. Tire brand name and one under the Tread Quarters brand name. The Company closed one Rice store in fiscal 2007.

On April 29, 2006, the Company acquired substantially all of the assets of ProCare Automotive Service Solutions LLC (the “ProCare Acquisition”). The Company acquired 75 ProCare locations that offer automotive maintenance and repair services. The stores are located in eight metropolitan areas throughout Ohio and Pennsylvania. The Company converted 31 of the acquired ProCare stores to tire stores which operate under the Mr. Tire brand. The remaining stores operate as service stores under the Monro brand. In April 2007, the Company closed three of the acquired locations in accordance with its plan for this acquisition, leaving it with 43 service stores and 29 tire stores.

On July 21, 2007, the Company acquired 11 retail tire and automotive repair stores located primarily in the Philadelphia, PA market from Valley Forge Tire & Auto Centers (“Valley Forge”), on July 28, 2007, the Company acquired eight retail tire and automotive repair stores located in the northern Virginia market from Craven Tire & Auto (“Craven”) and on January 26, 2008, the Company acquired seven retail tire and automotive repair stores located in Buffalo, NY from the Broad Elm Group (“Broad Elm”). The Company purchased the business and substantially all of the operating assets of these stores, which consist mainly of inventory and equipment, and assumed certain liabilities. These stores all operate under the Mr. Tire brand name.

The total number of stores that the Company operates in BJ’s Wholesale Clubs is 37 at March 29, 2008.

As of March 29, 2008, Monro had 720 Company-operated stores and 14 dealer locations located in 18 states. The following table shows the growth in the number of Company-operated stores over the last five fiscal years:

Store Additions and Closings

	Year Ended Fiscal March
	2008		2007		2006		2005		2004

Stores open at beginning of year	698		625		626		595		560
Stores added during year	31	(f)	84	(e)	10	(d)	35	(c)	40	(b)
Stores closed during year(a)	(9)		(11)		(11)		(4)		(5)

Stores open at end of year	720		698		625		626		595

Service (including BJ’s) stores	579		584		544		546		525

Tire stores	141		114		81		80		70

(a)	Generally, stores were closed because they failed to achieve or maintain an acceptable level of profitability or because a new Company store was opened in the same market at a more favorable location.

(b)	Includes 26 stores acquired in the Mr. Tire Acquisition and 12 stores opened in BJ’s Wholesale Club locations.

(c)	Includes 15 stores acquired in the Henderson and Rice Acquisitions and 16 stores opened in BJ’s Wholesale Club locations.

(d)	Includes four stores opened in BJ’s Wholesale Club locations.

(e)	Includes 75 stores acquired in the ProCare Acquisition and three stores opened in BJ’s Wholesale Club locations.

(f)	Includes 11 stores acquired in the Valley Forge Acquisition, eight stores acquired in the Craven Acquisition and seven stores acquired in the Broad Elm Acquisition.

The Company plans to add approximately nine new stores in fiscal 2009, and to continue to pursue appropriate acquisition candidates or opportunities to operate stores within host retailers’ locations. In future years, should the

Company find that there are no suitable acquisition or retail partnership candidates, it might increase its new store (greenfield) openings.

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

As a result of extensive analysis of its historical and projected store opening strategy, the Company has established major market profiles, as defined by market awareness: mature, existing and new markets. Over the next several years, the Company expects to build a greater percentage of stores in mature and existing markets in order to capitalize on the Company’s market presence and consumer awareness. During fiscal 2008, all of the 31 stores added were in existing or mature markets.

The Company believes that management and operating improvements implemented over the last several fiscal years has enhanced its ability to sustain its growth. The Company has a chain-wide computerized inventory control and electronic point-of-sale (“POS”) management information system, which has increased management’s ability to monitor operations as the number of stores has grown. The Company has customized the POS system to specific service and tire store requirements and deploys the appropriate version in each type of store. Being Windows-based, the system has simplified training of new employees. Additionally, the system includes electronic mail and electronic cataloging, which allows store managers to electronically research the specific parts needed for the make and model of the car being serviced. This enhanced system includes software which contains data that mirrors the scheduled maintenance requirements in vehicle owners’ manuals, specifically by make, model, year and mileage for every automobile. Management believes that this software facilitates the presentation and sale of scheduled maintenance services to customers. Other enhancements include the streamlining of estimating and other processes; graphic catalogs; a feature which facilitates tire searches by size; direct mail support; appointment scheduling; customer service history; a thermometer graphic which guides store managers on the profitability of each job; the ability to view inventory of the closest 14 stores or warehouse; and expanded monitoring of price changes. This latter change requires more specificity on the reason for a discount, which management believes has helped to control discounting. Enhancements will continue to be made to the POS system annually in an effort to increase efficiency, improve the quality and timeliness of store reporting and enable the Company to better serve its customers.

The financing to open a new greenfield store location may be accomplished in one of three ways: a store lease for the land and building (in which case, land and building costs will be financed primarily by the lessor), a land lease with the building constructed by the Company (with building costs paid by the Company), or a land purchase with the building constructed by the Company. In all three cases, for service stores, each new store also will require approximately $120,000 for equipment (including a POS system and a truck) and approximately $55,000 in inventory. Because Monro generally does not extend credit to its customers, stores generate almost no receivables and a new store’s actual net working capital investment is nominal. Total capital required to open a new greenfield service store ranges, on average (based upon the last five fiscal years’ openings, excluding the BJ’s locations and the acquired stores), from $300,000 to $900,000 depending on the location and which of the three financing methods is used. In general, tire stores are larger and have more service bays than Monro’s traditional service stores and, as a result, construction costs are at the high end of the range of new store construction costs. In instances where Monro acquires an existing business, it may pay additional amounts for intangible assets such as customer lists, covenants not-to-compete, trade names and goodwill, but generally will pay less per bay for equipment and real property. Total capital required to open a store within a BJ’s Wholesale Club is substantially less than opening a greenfield store.

At March 29, 2008, the Company leased the land and/or the building at approximately 73% of its store locations and owned the land and building at the remaining locations. Monro’s policy is to situate new stores in the best locations, without regard to the form of ownership required to develop the locations.

New service stores, excluding acquired stores and BJ’s locations, have average sales of approximately $384,000 in their first 12 months of operation, or $64,000 per bay.

OPERATING STRATEGY

Monro’s operating strategy is to provide its customers with a wide range of dependable, high-quality automotive service at a competitive price by emphasizing the following key elements.

Products and Services

All stores provide a full range of undercar repair services for brakes, steering, mufflers and exhaust systems, drive train, suspension and wheel alignment, as well as tire replacement and service. These services apply to all makes and models of domestic and foreign cars, light trucks and vans. The service stores provide significantly more brakes and exhaust service than tire stores, and tire stores provide substantially more tire replacement and related services than service stores.

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

Included in maintenance services are oil change services, heating and cooling system “flush and fill” service, belt installation, fuel system service and a transmission “flush and fill” service. Additionally, all stores replace and service batteries, starters and alternators. Stores in New York, West Virginia, New Hampshire, Maryland, Rhode Island, New Jersey, Pennsylvania, North Carolina, Virginia and Vermont also perform annual state inspections. Approximately 46% of the Company’s stores also offer air conditioning services.

The Company began a program in the third quarter of fiscal year 2007 to increase tire and tire related sales, such as alignments, in its service stores. The goal is to increase overall sales of these stores by capturing tire and related sales from existing store traffic and eventually drive additional traffic and sales. The program involves increasing the specific sales training of store managers, expanding the tire merchandise selection in these stores, and raising the focus of store advertising in this category. This initiative, which is called “Black Gold”, has now been rolled out to 145 of the Company’s service stores.

Customer Satisfaction

The Company’s vision of being the dominant Auto Service provider in the markets it serves is supported by a set of values displayed in each Company store emphasizing TRUST:

•	Total Customer Satisfaction

•	Respect, Recognize and Reward (employees who are committed to these values)

•	Unparalleled Quality and Integrity

•	Superior Value and

•	Teamwork

Additionally, each Company-operated store displays and operates under the following set of customer satisfaction principles: free inspection of brakes, tires, shocks, front end and exhaust systems; item-by-item review with customers of problem areas; free written estimates; written guarantees; drive-in service without an appointment; fair and reasonable prices; a 30-day best price guarantee; and repairs by professionally trained undercar and tire specialists. (See additional discussion under “Store Operations: Quality Control and Warranties”.)

Competitive Pricing, Advertising and Co-branding Initiatives

The Company seeks to set competitive prices for quality services and products. The Company supports its pricing strategy by advertising through direct mail coupon inserts and in-store promotional signage and displays. In addition, the Company advertises through radio, yellow pages, newspapers, service reminders and electronic mail to increase consumer awareness of the services offered. The Company also maintains websites for the Monro and Mr. Tire/Tread Quarters brands which allow customers to search for a location, print coupons, make service appointments, search tires for their vehicle and access information and tips on vehicle services offered at the Company’s stores.

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

				Average
				Number
	Average	Average		of Stock
	Number	Square	Average	Keeping
	of Bays	Feet	Inventory	Units (SKUs)

Service stores (excluding BJ’s and ProCare)	6	4,400	$89,000	2,800
Tire stores	7	5,800	$128,000	1,600

(Data for the acquired ProCare service stores has been excluded because the stores’ stock rooms are smaller than those in typical service stores and therefore, they generally carry less than half the amount of inventory of a typical service store.)

The stores generally are situated in high-visibility locations in suburban areas, major metropolitan areas or small towns and offer easy customer access. The typical store is open from 7:30 a.m. to 7:00 p.m. on Monday through Friday and from 7:30 a.m. to 5:00 p.m. on Saturday. Selected locations are also open Sundays from 9:00 a.m. to 5:00 p.m.

Inventory Control and Management Information System

All Company stores communicate daily with the central office and warehouse by computerized inventory control and electronic POS management information systems, which enable the Company to collect sales and operational data on a daily basis, to adjust store pricing to reflect local conditions and to control inventory on a near “real-time” basis. Additionally, each store has access, through the POS system, to the inventory carried by the 14 stores nearest to it. Management believes that this feature improves customer satisfaction and store productivity by reducing the time required to locate out-of-stock parts. It also improves profitability because it reduces the amount of parts which must be purchased outside the Company from local vendors.

Quality Control and Warranties

To maintain quality control, the Company conducts audits to rate its employees’ telephone sales manner and the accuracy of pricing information given.

The Company has a customer survey program to monitor customer attitudes toward service quality, friendliness, speed of service, and several other factors for each store. In fiscal 2008, this program included a monthly telephone survey contacting customers of all stores. (Fifteen customers were contacted for each store during each fiscal quarter.) Customer concerns are addressed via letter and personal follow-up by customer service and field management personnel.

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

The Company is an active member of the Motorist Assurance Program (“MAP”). MAP is an organization of automotive retailers, wholesalers and manufacturers which was established as part of an industry-wide effort to address the ethics and business practices of companies in the automotive repair industry. Participating companies commit to improving consumer confidence and trust in the automotive repair industry by adopting “Uniform Inspection Communication Standards” (“UICS”) established by MAP. These “UICS” are available in the Company’s stores and serve to provide consistent recommendations to customers in the diagnosis and repair of a vehicle.

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

Management training courses are developed and delivered by the Company’s dedicated training department and Operations management, and are supplemented with live and online vendor training courses. Management training covers customer service, sales, human resources (counseling, recruiting, interviewing, etc.), leadership, scheduling, financial and operational areas, and is delivered on a quarterly basis. The Company believes that involving Operations management in the development and delivery of these sessions results in more relevant and actionable training for store managers, and that more frequent training covering all managers each year will improve overall performance and staff retention.

The Company’s training department develops and coordinates technical training courses on critical areas of automotive repair to Company technicians (e.g. ABS brake repair, drivability, TPMS, etc.) and also conducts required technical training to maintain compliance with inspection licenses, where applicable, and MAP accreditation. Additionally, the Company’s training department holds in-house technical clinics for store personnel and coordinates technician attendance at technical clinics offered by the Company’s vendors. The Company issues technical bulletins to all stores on innovative or complex repair processes, and maintains a centralized database for technical repair problems. In addition, the Company has established a telephone technical hotline to provide assistance to store personnel in resolving problems encountered while diagnosing and repairing vehicles. The help line is available during all hours of store operation.

PURCHASING AND DISTRIBUTION

The Company, through its wholly-owned subsidiary Monro Service Corporation, selects and purchases tires, parts and supplies for all Company-operated stores on a centralized basis through an automatic replenishment system. Although purchases outside the centralized system (“outside purchases”) are made when needed at the store level, these purchases are low by industry standards, and accounted for approximately 13% of all parts used in fiscal 2008.

The Company’s ten largest vendors accounted for approximately 76% of its parts and tire purchases, with the largest vendor accounting for approximately 18% of total stocking purchases in fiscal 2008. The Company purchases parts and tires from approximately 100 vendors. Management believes that the Company’s relationships with vendors are excellent and that alternative sources of supply exist, at comparable cost, for substantially all parts used in the Company’s business. The Company routinely obtains bids from vendors to ensure it is receiving competitive pricing and terms.

Most parts are shipped by vendors to the Company’s primary warehouse facility in Rochester, New York, and are distributed to stores through the Company-operated tractor/trailer fleet. Stores are replenished either on a weekly or bi-weekly basis from this warehouse, and such replenishment fills, on the average, 97% of all items ordered by the stores’ automatic POS-driven replenishment system. The Rochester warehouse stocks approximately 6,600 SKUs. The Company also operates warehouses in Baltimore and Virginia that service the tire and service stores in those markets. These warehouses carry, on average, 4,800 and 1,800 SKUs, respectively.

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

EMPLOYEES

As of March 29, 2008, Monro had 4,066 employees, of whom 3,812 were employed in the field organization, 72 were employed at the warehouses, 159 were employed at the Company’s corporate headquarters and 23 were employed in its Baltimore office and warehouse. Monro’s employees are not members of any union. The Company believes that its relations with its employees are good.

REGULATION

The Company stores new oil and recycled antifreeze and generates and/or handles used tires and automotive oils, antifreeze and certain solvents, which are disposed of by licensed third-party contractors. In certain states, as required, the Company also recycles oil filters. Thus, the Company is subject to a number of federal, state and local environmental laws including the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”). In addition, the United States Environmental Protection Agency (the “EPA”), under the Resource Conservation and Recovery Act (“RCRA”), and various state and local environmental protection agencies regulate the Company’s handling and disposal of waste. The EPA, under the Clean Air Act, also regulates the installation of catalytic converters by the Company and all other repair stores by periodically spot checking repair jobs, and has the power to fine businesses that use improper procedures or materials. The EPA has the authority to impose sanctions, including civil penalties up to $25,000 per violation (or up to $25,000 per day for certain willful violations or failures to cooperate with authorities), for violations of RCRA and the Clean Air Act.

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

COMPANY INFORMATION AND SEC FILINGS

The Company maintains a website at www.monro.com and makes its annual, quarterly and periodic Securities and Exchange Commission (“SEC”) filings available through the Investor Information section of that website. The Company’s SEC filings are available through this website free of charge, via a direct link to the SEC website at www.sec.gov. The Company’s filings with the SEC are also available to the public at the SEC Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330.

Item 1A.	Risk Factors

RISKS RELATED TO OUR BUSINESS

In addition to the risk factors discussed elsewhere in this annual report, the following are some of the important factors that could cause the Company’s actual results to differ materially from those projected in any forward looking statements:

We operate in the highly competitive automotive repair industry.

The automotive repair industry in which we operate is generally highly competitive and fragmented, and the number, size and strength of our competitors varies widely from region to region. We believe that competition in the industry is based primarily on customer service, reputation, store location, name awareness and price. Our primary competitors include national and regional undercar, tire specialty and general automotive service chains, both franchised and company-operated, car dealerships, mass merchandisers operating service centers and, to a lesser extent, gas stations and independent garages. Some of our competitors have greater financial resources, are more geographically diverse and have better name recognition than we do, which might place us at a competitive disadvantage to those competitors. Because we seek to offer competitive prices, if our competitors reduce prices, we may be forced to reduce our prices, which could have a material adverse effect on our business, financial condition and results of operations. Further, our success within this industry also depends upon our ability to respond in a timely manner to changes in customer demands for both products and services. We cannot assure that we or any of our stores will be able to compete effectively. If we are unable to compete successfully in new and existing markets, we may not achieve our projected revenue and profitability targets.

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

The automotive repair industry is subject to fluctuations in the general economy. During a downturn in the economy, customers may defer or forego vehicle maintenance or repair. During periods of good economic conditions, consumers may decide to purchase new vehicles rather than having their older vehicles serviced. While the number of automobiles registered in the United States has steadily increased, this trend may not continue. In any event, should a significant reduction in the number of miles driven by automobile owners occur, it would likely have an adverse effect on the demand for our products and services. For example, when the retail cost of gasoline increases, the number of miles driven by automobile owners may decrease, which could result in less frequent service intervals and fewer repairs.

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

National automotive repair chains have also been the subject of investigations and reports by consumer protection agencies and the Attorneys General of various states. Publicity in connection with these investigations could have an adverse effect on our sales and, consequently, our business, financial condition and results of operations. State and local governments have also enacted numerous consumer protection laws with which we must comply.

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

We currently rely on cash flow from operations and our revolving credit facility to fund our business. Amounts outstanding on the revolving credit facility are reported as debt on our balance sheet. While we believe that we have the ability to sufficiently fund our planned operations and capital expenditures for the foreseeable future, various risks to our business could result in circumstances that would materially affect our liquidity. For example, cash flows from our operations could be affected by changes in consumer spending habits, the failure to maintain favorable vendor payment terms or our inability to successfully implement sales growth initiatives, among other factors. We may be unsuccessful in securing alternative financing when needed on terms that we consider acceptable.

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

Of Monro’s 720 Company-operated stores at March 29, 2008, 195 were owned, 396 were leased and for 129, the land only was leased. In general, the Company leases store sites for a ten-year period with several five-year renewal options. Giving effect to all renewal options, approximately 54% of the operating leases (226 stores) expire after 2018. Certain of the leases provide for contingent rental payments if a percentage of annual gross sales exceeds the base fixed rental amount. The highest contingent percentage rent of any lease is 6.75%, and no such lease has adversely affected profitability of the store subject thereto. An officer of the Company or members of his family are the lessors, or have interests in entities that are the lessors, with respect to six of the leases. No related party leases, other than the six assumed as part of the Mr. Tire Acquisition in March 2004, have been entered into, and no new related party leases are contemplated.

As of March 29, 2008, there was $.7 million outstanding under a mortgage held by the City of Rochester, New York, secured by the land on which the headquarters office and warehouse is located.

Item 3.	Legal Proceedings

The Company is the defendant in a lawsuit filed in December 2007, in the Supreme Court of the State of New York, claiming that the Company violated federal and state laws relating to the calculation and payment of overtime to certain headquarters employees. In May 2008, subject to Court approval, the Company and the plaintiffs agreed upon the financial terms of a settlement of all claims in the lawsuit (the “Settlement”). In doing so, the Company has not admitted any wrongdoing with respect to the matters involved in the lawsuit. The Company anticipates obtaining final court approval of the Settlement in August 2008. The Company has recorded a reserve for the Settlement, including an estimate of all costs to bring the matter to a close, in the amount of $.9 million in fiscal year 2008.

The Company is not a party or subject to any other legal proceedings other than certain routine claims and lawsuits that arise in the normal course of its business. The Company does not believe that such routine claims or lawsuits, individually or in the aggregate, will have a material adverse effect on its financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2008.

PART II

Item 5.	Market for the Company’s Common Equity and Related Stockholder Matters

MARKET INFORMATION

The Common Stock is traded on the NASDAQ Stock Market LLC under the symbol “MNRO”. The following table sets forth, for the Company’s last two fiscal years, the range of high and low sales prices on the NASDAQ Stock Market LLC for the Common Stock:

	Fiscal 2008		Fiscal 2007
Quarter Ended	High	Low	High	Low

June	$26.00	$22.79	$26.40	$21.35
September	$26.14	$21.83	$23.16	$19.72
December	$23.54	$18.94	$25.54	$21.44
March	$19.88	$14.70	$25.51	$22.00

HOLDERS

At May 30, 2008, the Company’s Common Stock was held by approximately 3,500 shareholders of record or through nominee or street name accounts with brokers.

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

In May 2006 and 2007, the Company’s Board of Directors declared its intention to pay a regular quarterly cash dividend beginning with the first quarter of fiscal 2007 and 2008 of $.05 and $.06, respectively. However, the declaration of and any determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, capital requirements, compliance with charter and contractual restrictions, and such other factors as the Board of Directors deems relevant. The terms of the Company’s Credit Facility permit the payment of cash dividends not to exceed 25% of the preceding year’s net income.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about the Company purchases of the Company’s common stock during the fiscal fourth quarter of 2008:

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
	Total Number	Average	as Part of Publicly	Shares that May Yet
	of Shares	Price Paid	Announced	be Purchased Under
Period	Purchased(1)	per Share	Program(3)	the Program(3)

December 30, 2007 – January 26, 2008	369,143	$17.97	369,143	$1,798,000
January 27, 2008 – March 1, 2008	102,500	$17.77	102,500	—
March 2, 2008 – March 29, 2008	—	—	—	—

Total	471,643	$17.93	471,643	—

(1)	Shares purchased during the quarter include purchases pursuant to a publicly announced repurchase program (see footnotes 2 and 3 below).

(2)	In January 2007, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to $30 million of its common stock at market prices. The share repurchase program had a term of 12 months.

(3)	In November 2007, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to an additional $30 million of its common stock at market prices. The share repurchase program has a term of 12 months.

Treasury stock is accounted for using the par value method. During the years ended March 29, 2008 and March 31, 2007, the Company repurchased 2.8 million shares and 3,750 shares, respectively of its common stock for $60.0 million and $.1 million including commissions, respectively at an average price of $21.27 and $23.02, respectively. The Company’s purchases of common stock are recorded as “Treasury Stock” and result in a reduction of “Shareholders’ Equity”.

PERFORMANCE GRAPH

Set forth below is a line-graph presentation comparing the cumulative shareholder return on the Company’s Common Stock, on an indexed basis, against the cumulative total returns of the S & P Industrials and the S & P Retail Stores-Specialty Index for the sixty month period from March 29, 2003 to March 29, 2008 (March 29, 2003 = 100):

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG MONRO MUFFLER BRAKE, INC., THE S&P INDUSTRIALS INDEX
AND THE S&P SPECIALTY STORES INDEX

*	$100 invested on 3/31/03 in stock or index-including reinvestment of dividends. Fiscal year ending March 31.

Copyright © 2008, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

	3/03	3/04	3/05	3/06	3/07	3/08
Monro Muffler Brake, Inc.	100.00	178.50	184.36	266.63	253.88	185.30
S & P Industrials	100.00	137.77	161.65	179.91	192.50	204.92
S & P Specialty Stores	100.00	138.29	150.07	197.38	211.98	145.39

Item 6.	Selected Financial Data

The following table sets forth selected financial and operating data of the Company for each year in the five-year period ended March 29, 2008. The financial data and certain operating data have been derived from the Company’s audited financial statements. This data should be read in conjunction with the financial statements and related notes included under Item 8 of this report and in conjunction with other financial information included elsewhere in this Form 10-K.

	Year Ended Fiscal March
	2008	2007	2006	2005	2004
	(Amounts in thousands, except per share data)

Income Statement Data:
Sales	$439,389	$417,226	$368,727	$337,409	$279,457
Cost of sales, including distribution and occupancy costs	264,783	250,804	220,915	200,616	165,412

Gross profit	174,606	166,422	147,812	136,793	114,045
Operating, selling, general and administrative expenses	137,145	126,439	108,030	102,379	84,708
Intangible amortization	563	1,051	925	765	304
(Gain) loss on disposal of assets	(1,670)	(2,846)	(973)	221	39

Total operating expenses	136,038	124,644	107,982	103,365	85,051

Operating income	38,568	41,778	39,830	33,428	28,994
Interest expense, net	5,753	4,564	3,478	2,549	2,613
Other (income) expense, net	(798)	2,529	(454)	(523)	(295)

Income before provision for income taxes	33,613	34,685	36,806	31,402	26,676
Provision for income taxes	11,692	12,414	14,140	11,733	10,136

Net income	$21,921	$22,271	$22,666	$19,669	$16,540

Earnings per share Basic(a)	$1.08	$1.07	$1.12	$1.00	$.85

Diluted(a)	$1.00	$.97	$1.01	$.90	$.77

Weighted average number of Common Stock and equivalents Basic(b)	20,024	20,818	20,296	19,654	19,431

Diluted(b)	21,871	22,878	22,533	21,843	21,599

Cash dividends per common share or common share equivalent	$.23	$.17	$.10
Selected Operating Data(c):
Sales growth:
Total	5.3%	13.2%	9.3%	20.7%	8.3%
Comparable store(d)	1.2%	3.2%	1.7%	2.0%	4.7%
Stores open at beginning of year	698	625	626	595	560
Stores open at end of year	720	698	625	626	595
Capital expenditures(e)	$20,574	$22,319	$16,005	$18,586	$14,327
Balance Sheet Data (at period end):
Net working capital	$34,562	$29,338	$31,949	$27,719	$30,144
Total assets	370,469	339,758	303,395	284,985	259,343
Long-term obligations	122,585	52,525	46,327	55,438	68,763
Shareholders’ equity	174,848	215,119	192,990	167,489	138,993

(a)	See Note 10 for calculation of basic and diluted earnings per share.

(b)	Adjusted in fiscal year 2004 – 2007 for the effect of the Company’s October 2007 three-for-two stock split.

(c)	Includes Company-operated stores only — no dealer locations.

(d)	Comparable store sales data is calculated based on the change in sales of only those stores open as of the beginning of the preceding fiscal year.

(e)	Amount does not include the funding of the purchase price related to the Mr. Tire Acquisition in fiscal 2004, the Rice and Henderson Acquisitions in fiscal 2005, the ProCare Acquisition in fiscal 2007 or the Valley Forge, Craven or Broad Elm Acquisitions in fiscal 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth income statement data of the Company expressed as a percentage of sales for the fiscal years indicated:

	Year Ended Fiscal March
	2008	2007	2006

Sales	100.0%	100.0%	100.0%
Cost of sales, including distribution and occupancy costs	60.3	60.1	59.9

Gross profit	39.7	39.9	40.1
Operating, selling, general and administrative expenses	31.2	30.3	29.3
Intangible amortization	.1	.3	.3
Gain on disposal of assets	(.4)	(.7)	(.3)

Operating income	8.8	10.0	10.8
Interest expense, net	1.3	1.1	.9
Other (income) expense, net	(.2)	.6	(.1)

Income before provision for income taxes	7.7	8.3	10.0
Provision for income taxes	2.7	3.0	3.8

Net income	5.0%	5.3%	6.2%

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

OTHER MATTERS

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

Self-Insurance Reserves

The Company is largely self-insured with respect to workers’ compensation, general liability and employee medical claims. In order to reduce its risk and better manage its overall loss exposure, the Company purchases stop-loss insurance that covers individual claims in excess of the deductible amounts. The Company maintains an accrual for the estimated cost to settle open claims as well as an estimate of the cost of claims that have been incurred but not reported. These estimates take into consideration the historical average claim volume, the average cost for settled claims, current trends in claim costs, changes in the Company’s business and workforce, and general economic factors. These accruals are reviewed on a quarterly basis, or more frequently if factors dictate a more frequent review is warranted.

Warranty

The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales, except for tire road hazard warranties which are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin 90-1 “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts”. Warranty expense related to all product warranties at and for the fiscal years ended March 2008, 2007 and 2006 was not material to the Company’s financial position or results of operations.

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

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). The Company’s provision for income taxes and effective tax rates are calculated by legal entity and jurisdiction and are based on a number of factors, including the Company’s income, tax planning strategies, differences between tax laws and accounting rules, statutory tax rates and credits, uncertain tax positions, and valuation allowances. The Company uses significant judgment and estimates in evaluating its tax positions.

Tax law and accounting rules often differ as to the timing and treatment of certain items of income and expense. As a result, the tax rate reflected in the Company’s tax return (the current or cash tax rate) is different from the tax rate reflected in the Company’s Consolidated Financial Statements. Some of the differences are permanent, while other differences are temporary as they reverse over time. The Company records deferred tax assets and liabilities for any temporary differences between the tax reflected in the Company Consolidated Financial Statements and tax bases. The Company establishes valuation allowances when it believes it is more-likely-than-not that its deferred tax assets will not be realized.

At any one time, the Company’s tax returns for several tax years are subject to examination by U.S. Federal and state taxing jurisdictions. The Company establishes tax liabilities in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attributes of income tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized in the financial statements unless it is more-likely-than-not to be sustained. The Company adjusts these tax liabilities, as well as the related interest and penalties, based on the latest facts and circumstances, including recently published rulings, court cases, and outcomes of tax audits. To the extent the Company’s actual tax liability differs from its established tax liabilities for unrecognized tax benefits, the Company’s effective tax rate may be materially impacted. While it is often difficult to predict the final outcome of, the timing of, or the tax treatment of any particular tax position or deduction, the Company believes that its tax balances reflect the more-likely-than-not outcome of known tax contingencies.

RESULTS OF OPERATIONS

FISCAL 2008 AS COMPARED TO FISCAL 2007

Sales for fiscal 2008 increased $22.2 million, or 5.3% to $439.4 million as compared to $417.2 million in fiscal 2007. The increase was due to an increase of approximately $21.2 million from new stores (which are defined as stores added since March 25, 2006), including $3.5 million from the acquired ProCare stores and $14.5 million from the former Craven, Valley Forge and Broad Elm stores acquired in fiscal 2008. Comparable store sales increased 1.2%. Adjusting for days, comparable store sales increased 3.1%. Partially offsetting this was a decrease in sales from closed stores amounting to $4.1 million. Fiscal 2008 was a 52-week year, and therefore, there were 306 selling days as compared to 312 selling days in fiscal year 2007.

During the year, 31 stores were added and nine were closed. At March 29, 2008, the Company had 720 stores in operation.

Management believes that the improvement in comparable store sales resulted from several factors, including an increase in brake sales, tire sales, maintenance services and alignments. Price increases in several product categories also contributed to the sales improvement. Comparable store traffic declined but average ticket increased. Management believes that soft economic conditions resulted in consumers deferring repairs to their vehicles. However, most repairs can only be deferred for a period of time. When customers did come in to have their vehicles repaired, it is management’s belief that they spent more on average because the problem with their vehicle had worsened due to additional wear.

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

As occurred in fiscal 2006 and 2007, the Company completed the bulk sale of approximately $4.6 million of slower moving inventory to Icon International, a barter company, in exchange for barter credits. The margin recognized in these transactions is typically less than the Company’s normal profit margin. The barter transactions that occurred in fiscal 2008 decreased gross profit by .3% of sales as compared to fiscal 2007. The bulk sales of inventory to Icon are important transactions for the Company. The sales help to improve inventory turns. As more vendor agreements fall under the newer vendor rebate rules, which require that vendor rebates be recognized in concert with the related inventory turns, inventory turns have a more direct impact on cost of goods sold and gross profit than in the past.

The Company has demonstrated its ability to consistently use the credits. Since it began doing barter transactions in the late 1990’s, the Company has used over $6.9 million of credits with vendors and the barter company. Barter credits are recorded at their net realizable value.

Additionally, the Company continued to reward store employees with pay programs focused on high customer service scores. Management believes that, in spite of the sluggish economic environment, it is continuing to build the trust of its customers, through quality, integrity and fair pricing, and is gaining an advantage over some of its competitors.

The new ProCare stores acquired on April 29, 2006 were purchased out of bankruptcy. These stores suffered significant declines in recent years and did not perform at a profitable level in fiscal 2008 or 2007. As a result, these stores lost approximately $.04 per share in fiscal 2008, as compared to $.05 per share in fiscal 2007. However, sales have improved and continue to improve since the acquisition, and efforts continue which focus on increasing sales volumes, reducing costs and improving margins. Comparable store sales for the ProCare stores in fiscal 2008 increased 1.8%, or 3.8% adjusted for selling days. Gross profit improved by 110 basis points, operating income improved by $.9 million to $1.4 million and the pretax loss declined by $.6 million to $1.2 million from $1.8 million in the prior fiscal year.

For the Company, gross profit for fiscal 2008 was $174.6 million or 39.7% of sales as compared with $166.4 million or 39.9% of sales for fiscal 2007. The decrease in gross profit for the year ended March 29, 2008, as a percentage of sales, is due to several factors. A primary reason for the decrease was decreased leverage in distribution and occupancy costs related to the loss of six selling days between the two fiscal years. Without the extra selling week, gross profit for fiscal 2007 would have been 39.7% or flat with fiscal 2008. Barter sales transactions also decreased gross profit by .3 of a percent of sales for the full fiscal year 2008 as compared to .1 for fiscal 2007. Additionally, the Valley Forge, Craven and Broad Elm stores acquired in fiscal 2008 increased consolidated cost of sales and decreased gross profit by .2% of sales. In addition, chainwide, there was a slight shift in mix to the lower margin tire category away from higher margin categories. There were cost increases, as well, in oil and tires. For tires, the Company was able to effectively offset these increases with increases in selling prices, thereby preserving margins.

Partially offsetting these increases was a decrease in labor costs as a percent of sales, primarily due to the significant improvement in productivity of the technicians at the ProCare stores, achieved through improved sales and right-sizing of crews. Additionally, selling price increases for product categories other than oil and tires helped partially offset the aforementioned items which increased material costs.

Selling, general and administrative (“SG&A”) expenses for fiscal 2008 increased by $10.7 million to $137.1 million from fiscal 2007, and were 31.2% of sales as compared to 30.3% in the prior year. The increase in SG&A consisted of several items. First, there was decreased leverage in SG&A due to one less selling week in fiscal 2008 as compared to fiscal 2007. Additionally, the expense related to stock options increased by $1.2 million in fiscal 2008 over fiscal 2007. Of this increase, $.9 million, or .2 of a percent, related to the award of vested options to the Company’s Chief Executive Officer in connection with the renewal of his employment contract. The Company recorded a $.9 million charge related to the settlement of a wage and labor class action lawsuit involving headquarters employees filed against the Company in fiscal year 2008. There was also a shift in cooperative advertising credits from SG&A to cost of sales in connection with the accounting for new vendor agreements under EITF 02-16 which caused SG&A expenses to increase approximately .3 of a percentage point as compared to the prior year. In addition, the Company experienced increases in health and workers compensation insurance expense as compared to the prior year, accounting for .6 of the increase as a percent of sales.

The largest drivers of the dollar increases in SG&A expenses in fiscal 2008 were as follows: direct store expenses such as manager pay, advertising, supplies, etc. increased $4.6 million over the prior year related to the Broad Elm, Valley Forge, Craven and a full year of the ProCare stores included in fiscal 2008 as compared to fiscal 2007. Cooperative advertising credits decreased (a shift to gross profit) by $1.3 million, stock option expense increased $1.2 million, benefits expense increased $2.7 million and the lawsuit settlement added $.9 million, as previously discussed above.

Intangible amortization for fiscal 2008 decreased $.5 million to $.6 million from fiscal 2007, and was .1% of sales as compared to .3% of sales in the prior year.

Gain on disposal of assets for fiscal 2008 decreased $1.2 million to $1.7 million from fiscal 2007, and was .4 as a percent of sales as compared to a .7 as a percent of sales in the prior year. This decrease is strictly a function of lower gains on property disposals in fiscal 2008 as compared to fiscal 2007. Effectively, the Company sells one or more properties annually, but there will be differences in the timing from one year to the next.

Operating income in fiscal 2008 of $38.6 million decreased 7.7% compared to operating income in fiscal 2007, and decreased as a percentage of sales from 10.0% to 8.8%.

Net interest expense for fiscal 2008 increased by approximately $1.2 million as compared to the same period in the prior year, and increased from 1.1% to 1.3% as a percentage of sales. The weighted average debt outstanding for the year ended March 29, 2008 increased by approximately $18 million from fiscal 2007, primarily related to the funding of the Valley Forge, Craven and Broad Elm acquisitions and the funding of the Company’s stock repurchase program. The weighted average interest rate was essentially flat between the two years.

Other income, net for fiscal 2008 increased $3.3 million as compared to fiscal 2007, primarily related to the write-off of the Company’s investment in Strauss of $2.8 million in fiscal 2007. Also contributing to the increase was the Company’s recognition of $.3 million of income in the current year in connection with the Company’s settlement of all outstanding legal claims with Strauss and $.3 million of income from Auction Direct under the Company’s consulting agreement.

The Company’s effective tax rate was 34.8% and 35.8%, respectively, of pre-tax income in fiscal 2008 and 2007. In fiscal 2008, income tax expense was reduced by $.9 million related to the resolution of federal and state tax accounting matters. Offsetting this, was a $.2 million charge resulting from a reduction in the Company’s state income tax rate used to calculate deferred taxes. The Company’s previously recorded deferred tax assets were reduced, with a corresponding increase in income tax expense. In fiscal 2007, the Company’s tax rate was impacted by the recognition of a $.4 million income tax benefit primarily related to the favorable resolution of state income tax issues and a reduction in income tax reserves in connection with the finalization of the full year tax provision of $.2 million. These items had the effect of lowering the Company’s tax rate by 1.9% and 1.7% for fiscal 2008 and 2007, respectively.

Net income for fiscal 2008 decreased by $.4 million, or 1.6%, from $22.3 million in fiscal 2007, to $21.9 million in fiscal 2008, and earnings per diluted share increased by 3.1% from $.97 to $1.00 post stock split due to the factors discussed.

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

As occurred in fiscal 2006, the Company completed the bulk sale of approximately $3.9 million of slower moving inventory to Icon International, a barter company. The bulk sales of inventory to Icon are important transactions for the Company. The sales help to improve inventory turns, which becomes a higher priority as interest rates continue to rise, and in light of the accounting rules of Emerging Issues Task Force Issue No. 02-16 (“EITF 02-16”), “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor”, which require that vendor rebates be recognized as inventory turns. As new vendor agreements fall under these rules, inventory turns have a more direct impact on cost of goods sold and gross profit than in the past.

The Company has demonstrated its ability to consistently use the credits. Since it began doing barter transactions in the late 1990’s, the Company has used over $6.9 million of credits with vendors and the barter company. Barter credits are recorded at their net realizable value.

Management believes that the improvement in sales resulted from several factors, including an increase in tire sales, scheduled maintenance services and alignments. Price increases in several product categories also contributed to the sales improvement. Comparable store traffic improved as did average ticket. Management believes that soft economic conditions resulted in consumers deferring repairs to their vehicles, especially in the first half of the Company’s fiscal year, which typically accounts for slightly more than 50% of its sales and 65 — 75% of its earnings. In the first half of fiscal 2007, the Company’s comparable store sales declined .9%. However, most repairs can only be deferred for a period of time. When customers did come in to have their vehicles repaired, it is management’s belief that they spent more on average because the problem with their vehicle had worsened due to additional wear.

The new ProCare stores acquired on April 29, 2006 were purchased out of bankruptcy. These stores suffered significant sales declines in recent years and did not perform at a profitable level in fiscal 2007. The ProCare stores lost approximately $.05 in diluted earnings per share in fiscal 2007. However, sales improved over the course of fiscal 2007 and efforts were made to reduce costs and improve margins.

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

Without the ProCare stores, gross profit was 40.6% of sales for fiscal 2007, as compared to 40.1% in the prior year. The improvement in gross profit as a percentage of sales is due to a couple of factors. One reason is the shift of vendor rebates or cooperative advertising credits from Selling, General and Administrative Expenses (“SG&A”) to cost of sales. Additionally, the Company earned more vendor rebates in fiscal 2007 than it did in fiscal 2006. These rebates offset the negative impact of the shift in mix to the lower margin tire and maintenance services categories. Decreases in technician labor and occupancy costs also contributed to the improvement in gross margin as compared to the prior year. Technician labor costs decreased due to better operational control and improved productivity. Additionally, the increase in tire sales, which carry lower labor costs as compared to other service categories, helped to decrease labor costs as a percent of sales in fiscal 2007 as compared to fiscal 2006.

Distribution and occupancy costs as a percentage of sales in fiscal 2007 also decreased as compared to fiscal 2006, as the Company, with improved sales, was able to better leverage these largely fixed costs. Additionally, expenditures for building maintenance in fiscal 2007 were slightly less than the prior year.

SG&A for fiscal 2007 increased by $18.4 million to $126.4 million, and increased as a percentage of sales to 30.3% compared to 29.3% in 2006. The ProCare stores accounted for a .5% increase in store direct cost (included in SG&A) as compared to the prior year. Manager pay and benefits are included in store direct costs, and being largely fixed, put adverse pressure on margins against negative comparable store sales in these locations. In addition to the percentage increase attributable to the ProCare stores, a shift in cooperative advertising credits from SG&A to cost of sales in connection with the accounting for new vendor agreements under EITF 02-16 caused SG&A to increase approximately one percentage point as compared to the prior year. Partially offsetting these increases, however, was a decrease in management bonus expense due to the Company not attaining minimum profit goals.

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

The Company adopted SFAS 123R in fiscal 2007 and recognized approximately $.5 million of expense related to stock options issued in fiscal 2007. In the fourth quarter of fiscal 2006, the Company accelerated the vesting of all outstanding stock options and recognized a charge of approximately $.3 million just prior to adoption. Most of this expense is included in SG&A in both years.

Intangible amortization for fiscal 2007 increased $.1 million to $1.1 million from fiscal 2006, and was .3% of sales for both years.

Gain on disposal of assets for fiscal 2007 increased $1.9 million to $2.8 million from fiscal 2006, and was .7% of sales as compared to a .3% of sales in the prior year. This increase was due to the relocation of a Mr. Tire store in the current year. The owners of the property paid the Company $.9 million to relinquish the lease. The Company did not have a similar transaction in the prior year. In addition, in the current year there was a reduction in the closed store reserves, resulting in income of $.4 million. The remainder of the increase was due to the sale of certain properties in the current fiscal year that had larger gains than the property sold in the prior year.

Operating income in fiscal 2007 of $41.8 million, or 10.0% of sales, increased by $1.9 million from the fiscal 2006 level of $39.8 million, due to the factors discussed above.

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

Other expense, net, for fiscal 2007 increased $3.0 million as compared to fiscal 2006. This increase was mainly due to the loss on investment in R&S Parts and Service, Inc. of $2.8 million. As discussed elsewhere in this Form 10-K, during fiscal 2007, the Company recorded an impairment charge with respect to its original 13% equity investment as well as due diligence costs related to R&S, upon learning that R&S had filed petitions for relief under Chapter 11 of the U.S. Bankruptcy Code, and deciding that it would not exercise its option to purchase the remaining 87% of R&S.

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

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources

The Company’s primary capital requirements for fiscal 2008 were divided among the funding of the acquisitions for $20.2 million, as well as the upgrading of facilities and systems and the funding of its store expansion program totaling $20.6 million. In fiscal 2007, the Company’s primary capital requirements were divided among the funding of acquisitions for $13.1 million, as well as the upgrading of facilities and systems and the funding of its store expansion program totaling $22.3 million. In both fiscal years 2008 and 2007, these capital requirements were primarily met by cash flow from operations.

In fiscal 2009, the Company intends to open approximately nine new stores. Total capital required to open a new service store ranges, on average (based upon the last five fiscal years’ openings – excluding the acquired stores and BJ’s locations), from $300,000 to $900,000 depending on whether the store is leased, owned or land leased. Total capital required to open a store within a BJ’s Wholesale Club is substantially less than for a greenfield store.

The Company also plans to continue to seek suitable acquisition candidates. Management believes that the Company has sufficient resources available (including cash flow from operations and bank financing) to expand its business as currently planned for the next several years.

Contractual Obligations

Payments due by period under long-term debt, other financing instruments and commitments are as follows:

		Within	Within 2 to	Within 4 to	After
	Total	1 Year	3 Years	5 Years	5 Years
	(Dollars in thousands)

Long-term debt	$89,733	$0	$0	$89,073	$660
Capital lease commitments	34,455	1,603	3,501	3,445	25,906
Operating lease commitments	104,348	23,440	35,255	21,220	24,433
Purchase obligations	124,563	44,740	79,823	0	0

Total(1)	$353,099	$69,783	$118,579	$113,738	$50,999

(1)	The total amount of unrecognized tax benefits were $3.9 million at March 29, 2008.

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

In January 2007, the Company amended its existing Credit Facility to: 1) allow stock buybacks subject to the Company being able to meet its existing financial covenants; 2) extend the termination date by 18 months to January 2012; and 3) increase the accordion feature by $40 million, which allows the Company to expand the amount of the overall facility to $200 million. Approximately $89.1 million was outstanding at March 29, 2008.

In June 2008, the Credit Facility was amended again to increase the committed sum by $38.3 million to $163.3 million, thereby reducing the accordion to $36.7 million from $75 million. Additionally, a sixth bank agreed to be added as a lender to the Credit Agreement.

Within the aforementioned $163.3 million Revolving Credit facility, the Company has available a sub-facility of $20 million for the purpose of issuing standby letters of credit. The line requires fees aggregating .88% annually of the face amount of each standby letter of credit, payable quarterly in arrears. There were $11.7 million in outstanding letters of credit under this line at March 29, 2008.

In addition, the Company has financed certain store properties and vehicles with capital leases, which amount to $34.5 million and are due in installments through 2026.

During fiscal 1995, the Company purchased 12.7 acres of land for $.7 million from the City of Rochester, New York, on which its office/warehouse facility is located. The City has provided financing for 100% of the cost of the land via a 20-year non-interest bearing mortgage, all due and payable in 2015.

Certain of the Company’s long-term debt agreements require, among other things, the maintenance of specified interest and rent coverage ratios and amounts of net worth. They also contain restrictions on dividend payments. The Company is in compliance with these requirements at March 29, 2008. These agreements permit mortgages and specific lease financing arrangements with other parties with certain limitations.

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

INFLATION

The Company does not believe its operations have been materially affected by inflation. The Company has been successful, in many cases, in mitigating the effects of merchandise cost increases principally through the use of volume discounts and alternative vendors, as well as selling price increases. See additional discussion under Risk Factors.

FINANCIAL ACCOUNTING STANDARDS

See “Recent Accounting Pronouncements” in Note 1 to the consolidated financial statements for a discussion of the impact of recently issued accounting standards on the Company’s consolidated financial statements as of March 29, 2008 and for the year then ended, as well as the expected impact on the Company’s consolidated financial statements for future periods.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from potential changes in interest rates. At year end March 2008 and 2007, approximately 1% and 3%, respectively, of the Company’s long-term debt, excluding capital leases, was at fixed interest rates and therefore, the fair value is affected by changes in market interest rates. The Company’s cash flow exposure on floating rate debt, which is not supported by interest rate swap agreements, would result in interest expense fluctuating approximately $.9 million based upon the Company’s debt position at fiscal year ended March 29, 2008 and $.2 million for fiscal year ended March 31, 2007, given a 1% change in LIBOR.

The Company regularly evaluates these risks and has in the past entered and may in the future enter into interest rate swap agreements. All prior agreements had expired by October 2005. The Company believes the amount of risk and the use of derivative financial instruments described above are not material to the Company’s financial condition or results of operations.

Long-term debt, including current portion, had a carrying amount of $89.7 million and a fair value of $89.5 million as of March 29, 2008, as compared to a carrying amount of $21.2 million and a fair value of $20.9 million as of March 31, 2007.

Item 8.	Financial Statements and Supplementary Data

Page

Report of Independent Registered Public Accounting Firm	29
Audited Financial Statements:
Consolidated Balance Sheet at March 29, 2008 and March 31, 2007	30
Consolidated Statement of Income for the fiscal three years ended March 29, 2008	31
Consolidated Statement of Changes in Shareholders’ Equity for the fiscal three years ended March 29, 2008	32
Consolidated Statement of Cash Flows for the fiscal three years ended March 29, 2008	33
Notes to Consolidated Financial Statements	34
Selected Quarterly Financial Information (Unaudited)	61
EX-3.01C
EX-10.03E
EX-10.08C
EX-10.81C
EX-21.01
EX-23.01
EX-24.01
EX-31.1
EX-31.2
EX-32.1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Shareholders of Monro Muffler Brake, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Monro Muffler Brake, Inc. and its subsidiaries at March 29, 2008 and March 31, 2007, and the results of its operations and its cash flows for each of the three years in the period ended March 29, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 29, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control over Financial Reporting” appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 – Significant Accounting Policies and Note 8 – Income Taxes to the consolidated financial statements, the Company changed the manner in which it accounts for uncertainty in income tax provisions within the financial statements effective April 1, 2007.

As discussed in Note 1 – Significant Accounting Policies and Note 12 – Employee Retirement and Profit Sharing Plans to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans effective March 31, 2007.

As discussed in Note 1 – Significant Accounting Policies to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation effective March 26, 2006.

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

/s/  PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Rochester, New York
June 12, 2008

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	March 29,	March 31,
	2008	2007
	(Dollars in thousands)

ASSETS
Current assets:
Cash and equivalents	$2,108	$965
Trade receivables	2,116	2,225
Inventories	66,183	62,398
Deferred income tax asset	3,840	4,378
Other current assets	18,626	18,605

Total current assets	92,873	88,571

Property, plant and equipment	338,970	327,303
Less – Accumulated depreciation and amortization	(154,786)	(143,054)

Net property, plant and equipment	184,184	184,249
Goodwill	71,472	52,897
Intangible assets and other non-current assets	18,764	14,041
Long-term deferred tax asset	3,176

Total assets	$370,469	$339,758

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,603	$1,368
Trade payables	27,257	27,211
Federal and state income taxes payable	914	1,580
Accrued payroll, payroll taxes and other payroll benefits	10,596	10,697
Accrued insurance	6,356	7,122
Warranty reserves	4,086	3,555
Other current liabilities	7,499	7,700

Total current liabilities	58,311	59,233
Long-term debt	122,585	52,525
Accrued rent expense	6,944	6,937
Other long-term liabilities	4,729	5,524
Deferred income tax liability		420
Long-term income taxes payable	3,052

Total liabilities	195,621	124,639

Commitments
Shareholders’ equity:
Class C Convertible Preferred Stock, $1.50 par value, $.096 and $.144 conversion value at March 29, 2008 and March 31, 2007, respectively, 150,000 shares authorized; 65,000 shares issued and outstanding	97	97
Common Stock, $.01 par value, 45,000,000 and 20,000,000 shares authorized; 21,683,859 and 14,342,051 shares issued at March 29, 2008 and March 31, 2007, respectively	217	143
Treasury Stock, 3,322,392 and 334,128 shares at March 29, 2008 and March 31, 2007, respectively, at cost	(62,160)	(2,143)
Additional paid-in capital	66,756	62,866
Accumulated other comprehensive income	(1,182)	(1,478)
Retained earnings	171,120	155,634

Total shareholders’ equity	174,848	215,119

Total liabilities and shareholders’ equity	$370,469	$339,758

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

	Year Ended Fiscal March
	2008	2007	2006
	(Amounts in thousands,
	except per share data)

Sales	$439,389	$417,226	$368,727
Cost of sales, including distribution and occupancy costs	264,783	250,804	220,915

Gross profit	174,606	166,422	147,812
Operating, selling, general and administrative expenses	137,145	126,439	108,030
Intangible amortization	563	1,051	925
Gain on disposal of assets	(1,670)	(2,846)	(973)

Total operating expenses	136,038	124,644	107,982

Operating income	38,568	41,778	39,830
Interest expense, net of interest income of $43 in 2008, $387 in 2007, and $65 in 2006	5,753	4,564	3,478
Other (income) expense, net	(798)	2,529	(454)

Income before provision for income taxes	33,613	34,685	36,806
Provision for income taxes	11,692	12,414	14,140

Net income	$21,921	$22,271	$22,666

Earnings per share:
Basic	$1.08	$1.07	$1.12

Diluted	$1.00	$.97	$1.01

Weighted average number of common shares outstanding used in computing earnings per share:
Basic	20,024	20,818	20,296

Diluted	21,871	22,878	22,533

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Class C					Accumulated
	Convertible			Additional		Other
	Preferred	Common	Treasury	Paid-In	Retained	Comprehensive
	Stock	Stock	Stock	Capital	Earnings	Income	Total
	(Dollars in thousands)

Balance at March 26, 2005	$97	$137	$(1,831)	$52,484	$116,619	$(17)	$167,489
Net income					22,666		22,666
Other comprehensive income:
SFAS 133 adjustment(1)						17	17

Total comprehensive income							22,683
Cash Dividends:
Preferred ($.10 per CSE)(2)					(102)		(102)
Common ($.10 per share)					(2,035)		(2,035)
Tax benefit from exercise of stock options				711			711
Exercise of warrants		1		2,232			2,233
Exercise of stock options		2		1,917			1,919
Stock issuance costs				20			20
Stock option compensation				297			297
Purchase of treasury shares			(225)				(225)

Balance at March 25, 2006	97	140	(2,056)	57,661	137,148	0	192,990
Net income					22,271		22,271
Adjustment to initially apply SFAS 158 for pension benefits(1)						(1,478)	(1,478)
Cash Dividends:
Preferred ($.17 per CSE)(2)					(175)		(175)
Common ($.17 per share)					(3,610)		(3,610)
Tax benefit from exercise of stock options				1,076			1,076
Exercise of stock options		3		3,606			3,609
Stock option compensation				523			523
Purchase of treasury shares			(87)				(87)

Balance at March 31, 2007	97	143	(2,143)	62,866	155,634	(1,478)	215,119
Net income					21,921		21,921
Other comprehensive income:
Pension liability adjustment(1)						296	296

Total comprehensive income							22,217
Cash Dividends:
Preferred ($.23 per CSE)(2)					(230)		(230)
Common ($.23 per share)					(4,570)		(4,570)
Tax benefit from exercise of stock options				587			587
Exercise of stock options		2		1,542			1,544
Shares issued in connection with three-for-two stock split (See Note 1)		72			(72)		0
Stock option compensation				1,761			1,761
Purchase of treasury shares			(60,017)				(60,017)
Adoption of FIN 48					(1,563)		(1,563)

Balance at March 29, 2008	$97	$217	$(62,160)	$66,756	$171,120	$(1,182)	$174,848

(1)	Components of comprehensive income are reported net of related taxes of $197, $985 and $11 in fiscal years 2008, 2007 and 2006, respectively.

(2)	CSE – Common stock equivalent

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended Fiscal March
	2008	2007	2006
	(Dollars in thousands)
	Increase (Decrease) in Cash

Cash flows from operating activities:
Net income	$21,921	$22,271	$22,666

Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	20,421	20,322	17,776
Loss on investment in R&S Parts and Services, Inc.		2,796
Stock-based compensation expense	1,761	523	297
Excess tax benefits from share-based payment arrangements	(148)	(511)
Net change in deferred income taxes	(1,268)	816	(806)
Gain on disposal of property, plant and equipment	(1,670)	(1,946)	(973)
Gain from relocation of tire store		(900)
Decrease (increase) in trade receivables	109	(499)	436
Increase in inventories	(2,820)	(974)	(4,498)
Decrease (increase) in other current assets	305	(1,484)	(1,283)
Increase in intangible assets and other non-current assets	(461)	(7,935)	(1,377)
(Decrease) increase in trade payables	(61)	1,250	1,906
(Decrease) increase in accrued expenses	(1,498)	3,562	311
Increase in federal and state income taxes payable	636	719	1,966
(Decrease) increase in other long-term liabilities	(408)	297	(653)
Increase in long-term income taxes payable	133

Total adjustments	15,031	16,036	13,102

Net cash provided by operating activities	36,952	38,307	35,768

Cash flows from investing activities:
Capital expenditures	(20,574)	(22,319)	(16,005)
Acquisitions, net of cash acquired	(20,243)	(13,109)
Proceeds from the disposal of property, plant and equipment	1,084	4,029	3,029
Proceeds from relocation of tire store		450	450
Debtor in-possession financing to ProCare			(900)
Deposit on acquisition of ProCare			(700)
Repayment of loan receivable from (loan to) R&S Parts and Services, Inc.		5,000	(5,000)
Investment in R&S Parts and Services, Inc.			(2,000)

Net cash used for investing activities	(39,733)	(25,949)	(21,126)

Cash flows from financing activities:
Proceeds from borrowings	193,630	127,338	206,450
Principal payments on long-term debt and capital lease obligations	(126,581)	(142,759)	(219,990)
Purchase of common stock	(60,017)	(87)	(225)
Exercise of stock options	1,544	3,609	1,919
Exercise of warrants			2,233
Excess tax benefits from share-based payment arrangements	148	511
Dividends paid	(4,800)	(3,785)	(2,137)

Net cash provided by (used for) financing activities	3,924	(15,173)	(11,750)

Increase (decrease) in cash	1,143	(2,815)	2,892
Cash at beginning of year	965	3,780	888

Cash at end of year	$2,108	$965	$3,780

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES

Background

Monro Muffler Brake, Inc. and its wholly owned subsidiary, Monro Service Corporation (the “Company”), is engaged principally in providing automotive undercar repair services in the United States. The Company had 720 Company-operated stores and 14 dealer-operated automotive repair centers located primarily in the northeast region of the United States as of March 29, 2008. The Company’s operations are organized and managed in one operating segment.

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

Fiscal year

The Company reports its results on a 52/53 week fiscal year ending on the last Saturday of March of each year. The following are the dates represented by each fiscal period:

“Year ended Fiscal March 2008”: April 1, 2007 — March 29, 2008 (52 weeks)

“Year ended Fiscal March 2007”: March 26, 2006 — March 31, 2007 (53 weeks)

“Year ended Fiscal March 2006”: March 27, 2005 — March 25, 2006 (52 weeks)

Consolidation

The consolidated financial statements include the Company and its wholly owned subsidiary, Monro Service Corporation for fiscal year 2008 and 2007 and its wholly owned subsidiaries, Monro Service Corporation and Monro Leasing, LLC for the fiscal year 2006, after the elimination of intercompany transactions and balances.

Revenue recognition

Sales are recorded upon completion of automotive undercar repair and tire services provided to customers. The following was the Company’s sales mix for fiscal 2008, 2007 and 2006:

	Year Ended
	Fiscal March
	2008	2007	2006

Brakes	22%	23%	24%
Exhaust	7	8	11
Steering	14	14	14
Tires	26	24	23
Maintenance	31	31	28

Total	100%	100%	100%

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

Long-lived assets

The Company accounts for impaired long-lived assets in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”. This standard prescribes the method for asset impairment evaluation for long-lived assets and certain identifiable intangibles that are either held and used or are to be disposed of. The Company evaluates the ability to recover long-lived assets whenever events or circumstances indicate that the carrying value of the asset may not be recoverable. In the event assets are impaired, losses are recognized to the extent the carrying value exceeds the fair value. In addition, the Company reports assets to be disposed of at the lower of the carrying amount or the fair market value less selling costs.

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

Warranty

The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. Warranty expense related to all product warranties at and for the fiscal years ended March 2008, 2007 and 2006 was not material to the Company’s financial position or results of operations.

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

Comprehensive income

Comprehensive income is reported in accordance with Statement of Financial Accounting Standards No. 130 (“SFAS 130”), “Reporting Comprehensive Income”. As it relates to the Company, comprehensive income is defined as net earnings as adjusted for pension liability adjustments, unrealized gains on financial instruments qualifying for cash flow hedge accounting and the adjustment to initially apply SFAS 158 for pension benefits, and is reported net of related taxes in the Consolidated Statement of Changes in Shareholders’ Equity.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income taxes

The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes”. The liability method provides that deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using tax rates based on currently enacted rules and legislation and anticipated rates that will be in effect when the differences are expected to reverse.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainty in income taxes recognized in accordance with SFAS No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on various related matters such as derecognition, interest and penalties, and disclosure. The adoption of FIN 48 in the first quarter of 2008 did not have a material impact on the Company’s financial statements.

Treasury stock

In January and November 2007, the Board of Directors approved two separate share repurchase programs authorizing the Company to purchase up to $30 million each of its common stock at market prices. Each share repurchase program had a term of 12 months.

Treasury stock is accounted for using the par value method. During the years ended March 29, 2008 and March 31, 2007, the Company repurchased 2.8 million shares and 3,750 shares, respectively of its outstanding common stock for $60.0 million and $.1 million including commissions, respectively. The Company’s purchases of common stock are recorded as “Treasury Stock” and result in a reduction of “Shareholders’ Equity”.

Stock-based compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payments”, (“SFAS 123R”), which replaced SFAS No. 123 “Accounting for Stock-Based Compensation,” (“SFAS 123”) and superseded Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB 25”). SFAS 123R requires companies to measure compensation cost arising from the grant of share-based payments to employees at fair value and to recognize such cost in income over the period during which the employee is required to provide service in exchange for the award, usually the vesting period. The Company adopted SFAS 123R effective March 26, 2006 under the modified prospective transition method. In accordance with the modified-prospective transition method of SFAS 123R, the Company did not restate prior periods. Accordingly, the Company has recognized compensation expense for all awards granted or modified after March 25, 2006.

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

Prior to the adoption of SFAS 123R, the Company used the intrinsic value method prescribed in APB 25 and also followed the disclosure requirements of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, which required certain disclosures on a pro forma basis as if the fair value method had been followed for accounting for such compensation.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective March 24, 2006, the Board of Directors approved the accelerated vesting of all 330,000 stock options held by the Company’s employees. Except for the accelerated vesting, all other material terms and conditions of the previously granted awards remain unchanged.

The decision to accelerate the vesting of these stock options was made to reduce non-cash compensation expense that would otherwise have been recorded in future periods following the Company’s adoption of SFAS 123R, which became effective for the Company on March 26, 2006. The accelerated vesting resulted in a one-time non-cash stock-based compensation charge of approximately $272,000, after tax, or $.01 per diluted share, in the fourth quarter of fiscal 2006. As a result of the vesting acceleration, the Company estimates it eliminated the recognition of approximately $900,000 to $1,000,000 of non-cash expense from fiscal 2007 through fiscal 2011, beginning March 26, 2006, with more than half of the expense reduction attributable to fiscal 2007.

Option awards granted subsequent to the Board’s action are not included in the acceleration and will vest equally over the service period established in the award, typically four years.

The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

Year Ended
Fiscal March
2006
(Dollars in thousands,
except per share data)

Net income, as reported	$22,666
Add: Total stock-based employee compensation expense recorded in accordance with APB 25, net of tax effect	272
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax effect	(1,740)

Pro forma net income	$21,198

Earnings per share:
Basic – as reported	$1.12

Basic – pro forma	$1.05

Diluted – as reported	$1.01

Diluted – pro forma	$.94

Upon adoption of SFAS 123R, the Company elected to recognize compensation expense using the straight-line approach. The Company estimates fair value using the Black-Scholes valuation model. Assumptions used to estimate the compensation expense are determined as follows:

•	Expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees;

•	Expected volatility is measured using historical changes in the market price of the Company’s common stock;

•	Risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards;

•	Forfeitures are based substantially on the history of cancellations of similar awards granted by the Company in prior years; and,

•	Dividend yield is based on historical experience and expected future changes.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The expected life of an award decreased in fiscal 2008 due to a significant number of awards granted to executives and directors in fiscal 2008 that had a shorter term than awards granted in other years.

The weighted average fair value of options granted during fiscal 2008, 2007 and 2006 was $6.36, $7.51 and $5.21, respectively. The fair values of the options granted were estimated on the date of their grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended Fiscal March
	2008	2007	2006

Risk-free interest rate	4.45%	4.98%	4.14%
Expected life	5 years	6 years	6 years
Expected volatility	28.3%	28.6%	28.4%
Expected dividend yield	1.45%	1.37%	1.53%

Total stock-based compensation expense included in selling, general and administrative and distribution expenses in the Company’s statement of operations for the years ended March 29, 2008 and March 31, 2007 was $1,761,000 and $523,000, respectively. The related income tax benefit was $669,000 and $210,000, respectively. The Company had stock-based compensation expense under APB 25 of $272,000 for the year ended March 25, 2006.

As a result of adopting SFAS 123R on March 26, 2006, the Company’s income before provision for income taxes and net income for the year ended March 31, 2007, was $523,000 lower and $313,000 lower, respectively, than if the Company had continued to account for stock-based compensation under APB 25. The related impact to basic and diluted earnings per share for the year ended March 31, 2007 was $.01 per share.

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

Stock split effected in the form of a stock dividend

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

Prepaid advertising at fiscal year end March 2008 and 2007, and advertising expense for the fiscal years ended March 2008, 2007 and 2006, were not material to these financial statements.

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

	Before Adoption of	SFAS 158 Adoption	After Adoption of
	SFAS 158	Adjustments	SFAS 158
	(Dollars in Thousands)

Deferred income tax asset	$3,393	$985	$4,378
Total current assets	87,586	985	88,571
Intangible Assets and other non-current assets	16,504	(2,463)	14,041
Total assets	341,236	(1,478)	339,758
Accumulated other comprehensive income	0	1,478	1,478
Total shareholders’ equity	216,597	1,478	215,119
Total liabilities and shareholder’s equity	341,236	1,478	339,758

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

In December 2007, the FASB issued the following statements of financial accounting standards applicable to business combinations:

Statement of Financial Accounting Standards No. 141 (revised 2007) (“SFAS 141(R)”), “Business Combinations”; and

Statement of Financial Accounting Standards No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

disclosure of the effects of such instruments and related hedged items on the Company’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for interim periods beginning after November 15, 2008. This statement currently has no effect on the Company’s financial statements as the Company has no derivatives outstanding.

NOTE 2 — ACQUISITIONS

The Company’s acquisitions are strategic moves in its plan to fill in and expand its presence in its existing markets, and leverage fixed operating costs such as distribution and advertising.

Fiscal 2008

On July 21, 2007, the Company acquired 11 retail tire and automotive repair stores located primarily in the Philadelphia, PA market from Valley Forge Tire & Auto Centers (“Valley Forge”), on July 28, 2007, the Company acquired eight retail tire and automotive repair stores located in the northern Virginia market from Craven Tire & Auto (“Craven”) and on January 26, 2008 the Company acquired seven retail tire and automotive repair stores located in Buffalo, NY from the Broad Elm Group (“Broad Elm”). These stores produce approximately $27 million in sales annually based on unaudited pre-acquisition historical information. The Company purchased the business and substantially all of the operating assets of these stores, which consist mainly of inventory and equipment, and assumed certain liabilities. The total purchase price of these stores was approximately $20.2 million in cash which was financed through the Company’s existing bank facility. The purchase price and the related accounting for these acquisitions is subject to adjustments to reflect final counts of inventory and fixed assets and the completion of the Company’s purchase accounting procedures, including finalizing the valuation of certain tangible and intangible assets. These stores all operate under the Mr. Tire brand name. The results of operations of Valley Forge, Craven and Broad Elm are included in the Company’s results from July 21, 2007, July 28, 2007 and January 26, 2008, respectively.

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

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 — OTHER CURRENT ASSETS

The composition of other current assets is as follows:

	Year Ended Fiscal March
	2008	2007
	(Dollars in thousands)

Vendor rebates receivable	$6,222	$6,374
Barter credit receivable	2,700	1,850
Prepaid real estate taxes	1,748	1,601
Other receivables	1,748	1,125
Prepaid advertising	1,575	1,484
Receivable for inventory returns	1,207
Note receivable	1,125
Prepaid insurance	813	1,806
Prepaid rent		2,283
Vendor debit balances		1,275
Other	1,488	807

	$18,626	$18,605

NOTE 4 — PROPERTY, PLANT AND EQUIPMENT

The major classifications of property, plant and equipment are as follows:

	March 29, 2008			March 31, 2007
		Assets			Assets
		Under			Under
	Assets	Capital		Assets	Capital
	Owned	Lease	Total	Owned	Lease	Total
	(Dollars in thousands)

Land	$41,721		$41,721	$40,261		$40,261
Buildings and Improvements	133,775	$31,338	165,113	128,154	$31,252	159,406
Equipment, signage and fixtures	118,470		118,470	113,790		113,790
Vehicles	12,518	80	12,598	12,460	80	12,540
Construction-in-progress	1,068		1,068	1,306		1,306

	307,552	31,418	338,970	295,971	31,332	327,303
Less – Accumulated depreciation and amortization	147,990	6,796	154,786	137,592	5,462	143,054

	$159,562	$24,622	$184,184	$158,379	$25,870	$184,249

Capitalized interest costs aggregated $79,000 and $24,000 in fiscal 2008 and 2007, respectively.

Amortization expense recorded under capital leases totaled $2,128,000, $1,881,000 and $868,000 for the fiscal years ended March 2008, 2007 and 2006, respectively.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill during fiscal 2008 and 2007 were as follows:

(Dollars in thousands)

Balance at March 25, 2006	$37,766
Acquisitions	15,131

Balance at March 31, 2007	52,897
Acquisitions or other adjustments	18,575

Balance at March 29, 2008	$71,472

In fiscal 2008, approximately $3.9 million, $11.1 million and $2.4 million of goodwill relates to the Valley Forge, Craven and Broad Elm Acquisitions, respectively. (See Note 2.) The goodwill from the acquisitions is tax deductible.

In fiscal 2008, approximately $.8 million of the other adjustments relates to purchase accounting adjustments for the ProCare Acquisition.

In fiscal 2007, approximately $15.2 million of the goodwill acquired related to the ProCare Acquisition. (See Note 2.) The goodwill was deductible for tax purposes.

The Company performed its required annual impairment test of goodwill during the third quarter of fiscal 2008. No impairment loss resulted from that annual impairment test.

The composition of other intangible assets and other non-current assets is as follows:

	Year Ended Fiscal March
	2008		2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer list	$6,314	$1,175	$4,111	$756
Trade name	2,322	2,322	2,322	2,240
Other intangible assets	436	400	436	337

Total intangible assets	9,072	3,897	6,869	3,333

Barter receivable	9,223		6,872
Prepaid pension asset	3,343		2,493
Other non-current assets	1,023		1,140

Total non-current assets	13,589		10,505

Total other intangible assets and non-current assets	$22,661	$3,897	$17,374	$3,333

The Company’s intangible assets are being amortized over their estimated useful lives. The weighted average useful lives of the Company’s intangible assets are 15 years for customer lists, four years for trade names and eight years for other intangible assets.

Amortization of intangible assets during fiscal 2008, 2007 and 2006 totaled $563,000, $1,051,000 and $925,000, respectively.

Substantially all intangible assets are tax deductible, except for the amortization of the Tread Quarters trade name ($1 million assigned value).

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated future amortization of intangible assets is as follows:

Year Ending Fiscal March	(Dollars in thousands)

2009	$493
2010	490
2011	490
2012	398
2013	390
Thereafter	2,914

$5,175

NOTE 6 — LONG-TERM DEBT

Long-term debt consists of the following:

	March 29,	March 31,
	2008	2007
	(Dollars in thousands)

Revolving Credit Facility, LIBOR-based(a)	$89,073	$20,500
Mortgage Note Payable, non-interest bearing, secured by warehouse and office land, due in one installment in 2015	660	660
Obligations under capital leases at various interest rates, secured by store properties and certain equipment, due in installments through 2026	34,455	32,715
Note payable, 7.75%, partially secured by store equipment, due in installments through 2008		18

	124,188	53,893
Less – Current portion	1,603	1,368

	$122,585	$52,525

(a)	The London Interbank Offered Rate (LIBOR) at March 29, 2008 was 2.71%.

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

In June 2008, the Credit Facility was amended again to increase the committed sum by $38.3 million to $163.3 million, thereby reducing the accordion to $36.7 million from $75 million. Additionally, a sixth bank agreed to be added as a lender to the Credit Agreement.

Within the aforementioned $163.3 million Revolving Credit Facility, the Company has available a sub-facility of $20 million for the purpose of issuing standby letters of credit. The line requires fees aggregating .88% annually

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the face amount of each standby letter of credit, payable quarterly in arrears. There were $11.7 million in outstanding letters of credit under this line at March 29, 2008.

In addition, the Company has financed certain store properties and vehicles with capital leases, which amount to $34.5 million and are due in installments through 2026.

During fiscal 1995, the Company purchased 12.7 acres of land for $.7 million from the City of Rochester, New York, on which its office/warehouse facility is located. The City has provided financing for 100% of the cost of the land via a 20-year non-interest bearing mortgage, all due and payable in 2015.

Certain of the Company’s long-term debt agreements require, among other things, the maintenance of specified interest and rent coverage ratios and amounts of net worth. They also contain restrictions on dividend payments. The Company is in compliance with these requirements at March 29, 2008. These agreements permit mortgages and specific lease financing arrangements with other parties with certain limitations.

Aggregate debt maturities over the next five years and thereafter are as follows:

	Capital Leases
	Aggregate	Imputed	All Other
Year Ending Fiscal March	Amount	Interest	Debt	Total
	(Dollars in thousands)

2009	$4,823	$(3,220)		$1,603
2010	4,817	(3,031)		1,786
2011	4,531	(2,816)		1,715
2012	4,280	(2,661)	$89,073	90,692
2013	4,321	(2,495)		1,826
Thereafter	40,310	(14,404)	660	26,566

Total				$124,188

NOTE 7 — FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments consist of the following:

	March 29, 2008			March 31, 2007
	Notional	Carrying	Fair	Notional	Carrying	Fair
	Amount	Amount	Value	Amount	Amount	Value
(Dollars in thousands)

Liabilities
Long-term debt, including current portion and excluding capital leases		$89,733	$89,541		$21,178	$20,941

The fair value of cash and cash equivalents, accounts receivable and accounts payable approximated book value at March 29, 2008 and March 31, 2007 because their maturity is generally less than one year in duration. The fair value of long-term debt was estimated based on discounted cash flow analyses using either quoted market prices for the same or similar issues, or the current interest rates offered to the Company for debt with similar maturities.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 — INCOME TAXES

The components of the provision for income taxes are as follows:

	Year Ended Fiscal March
	2008	2007	2006
	(Dollars in thousands)

Currently payable –
Federal	$12,125	$10,542	$13,754
State	835	1,056	1,192

	12,960	11,598	14,946

Deferred –
Federal	(1,248)	913	(695)
State	(20)	(97)	(111)

	(1,268)	816	(806)

Total	$11,692	$12,414	$14,140

Deferred tax (liabilities) assets consist of the following:

	March 29,	March 31,	March 25,
	2008	2007	2006
	(Dollars in thousands)

Goodwill	$(2,384)	$(1,377)	$(1,036)
Pension	(1,231)	(997)	(1,924)
Prepaid expenses	(839)	(624)	(731)
Property and equipment	(168)	(2,830)	(4,183)
Other	(136)	(124)	(104)

Total deferred tax liabilities	(4,758)	(5,952)	(7,978)

Insurance reserves	2,384	1,949	1,480
Deferred rent	2,363	2,593	2,961
Stock options	1,742	1,157	932
Warranty and other reserves	1,422	1,679	1,560
Accrued vacation	744	684	494
Indirect effect of unrecognized tax benefits in other jurisdictions	729
Inventory capitalization	367	566	694
Other	2,023	1,360	914

Subtotal deferred tax assets	11,774	9,988	9,035
Valuation allowance		(78)

Total deferred tax assets	11,774	9,910	9,035

Net deferred tax assets	$7,016	$3,958	$1,057

The Company has $.9 of state net operating loss carryforwards available as of March 29, 2008. The carryforwards expire in varying amounts through 2028.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on all available evidence, the Company has determined that sufficient taxable income of the appropriate character within the carryforward period will exist for the realization of the tax benefits on existing state net operating loss carryforwards.

Therefore, the Company has determined that the previously recorded valuation allowance is no longer required as of March 29, 2008.

The Company believes it is more likely than not that all other future tax benefits will be realized as a result of current and future income.

A reconciliation between the U.S. Federal statutory tax rate and the effective tax rate reflected in the accompanying financial statements is as follows:

	Year Ended Fiscal March
	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Federal income tax based on statutory tax rate applied to income before taxes	$11,765	35.0	$12,140	35.0	$12,882	35.0
State income tax, net of federal income tax benefit	541	1.6	623	1.8	703	1.9
Other	(614)	(1.8)	(349)	(1.0)	555	1.5

	$11,692	34.8	$12,414	35.8	$14,140	38.4

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

The following is a rollforward of the Company’s liability for income taxes associated with unrecognized tax benefits:

(Dollars in thousands)

Balance at April 1, 2007	$2,796
Tax positions related to current year:
Additions	1,109
Reductions
Tax positions related to prior years:
Additions	280
Reductions
Settlements
Lapses in statutes of limitations	(315)

Balance at March 29, 2008	$3,870

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total amount of unrecognized tax benefits were $3.9 million at March 29, 2008, the majority of which, if recognized, would affect the effective tax rate.

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

In the normal course of business, the Company provides for uncertain tax positions and the related interest, and adjusts its unrecognized tax benefits and accrued interest accordingly. During fiscal 2008, unrecognized tax benefits relating to accrued interest and penalties increased by $.1 million.

The Company is currently under audit by certain state tax jurisdictions for the fiscal 2001 to 2006 tax years. It is reasonably possible that the examination phase of the audits for these years may conclude in the next 12 months, and that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns may change from those recorded as liabilities for uncertain tax positions in the Company’s financial statements as of March 29, 2008. However, based on the status of the examinations, it is not possible to estimate the effect of any amount of such change to previously recorded uncertain tax positions.

The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions. The Company’s fiscal 2005 through fiscal 2007 U.S. federal tax years and various state tax years remain subject to income tax examinations by tax authorities.

NOTE 9 — CONVERTIBLE PREFERRED STOCK AND COMMON STOCK

A summary of the changes in the number of shares of common stock, Class C preferred stock and treasury stock is as follows:

		Class C
	Common	Convertible
	Stock	Preferred	Treasury
	Shares	Stock Shares	Stock
	Issued	Issued	Shares

Balance at March 26, 2005	13,702,455	65,000	325,200
Shares issued in connection with warrants exercised	100,000
Stock options exercised	174,175
Purchase of treasury shares			6,428

Balance at March 25, 2006	13,976,630	65,000	331,628
Stock options exercised	365,421
Purchase of treasury shares			2,500

Balance at March 31, 2007	14,342,051	65,000	334,128
Shares issued in connection with three-for-two stock split	7,219,595		280,445
Stock options exercised	122,213
Purchase of treasury shares			2,707,819

Balance at March 29, 2008	21,683,859	65,000	3,322,392

In August 2007, the Board of Directors authorized an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 20,000,000 to 45,000,000. This amendment was approved by the Company’s shareholders in August 2007.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, the Board authorized a three-for-two stock split that was paid in October 2007 to shareholders of record as of September 21, 2007. All share amounts have been adjusted for this stock split.

Holders of at least 60% of the Class C preferred stock must approve any action authorized by the holders of common stock. In addition, there are certain restrictions on the transferability of shares of Class C preferred stock. In the event of a liquidation, dissolution or winding-up of the Company, the holders of the Class C preferred stock would be entitled to receive $1.50 per share out of the assets of the Company before any amount would be paid to holders of common stock. The conversion value of the Class C convertible preferred stock is $.096 and $.144 per share at March 29, 2008 and March 31, 2007, respectively.

The 1989 Incentive Stock Option Plan authorized an additional 1,689,837 shares for issuance (as retroactively adjusted for stock dividends and stock splits).

In November 1998, the Board of Directors authorized the 1998 Incentive Stock Option Plan, reserving 1,687,500 shares (as retroactively adjusted for stock splits) of common stock for issuance to officers and key employees. The Plan was approved by shareholders in August 1999.

In May 2003, the Board of Directors authorized an additional 450,000 shares (as retroactively adjusted for stock splits) for issuance under the 1998 Plan, which was approved by shareholders in August 2003. In June 2005, the Compensation Committee of the Board of Directors (the “Compensation Committee”) authorized an additional 540,000 shares (as retroactively adjusted for the stock splits), which were approved by shareholders in August 2005.

Generally, employee options vest within the first five years of their term, and have a duration of ten years. See Note 1 for a discussion of the fiscal 2006 acceleration of vesting of all unvested stock options. Outstanding options are exercisable for various periods through March 2018.

In August 1994, the Board of Directors authorized a non-employee directors’ stock option plan which was approved by shareholders in August 1995. The Plan initially reserved 150,417 shares of common stock (as retroactively adjusted for stock dividends and the stock splits), and provides for (i) the grant to each non-employee director as of August 1, 1994 of an option to purchase 6,839 shares of the Company’s common stock (as retroactively adjusted for stock dividends and the stock splits) and (ii) the annual grant to each non-employee director of an option to purchase 6,839 shares (as retroactively adjusted for stock dividends and the stock splits) on the date of the annual meeting of shareholders beginning in 1995. The options expire ten years from the date of grant at an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Options issued to directors generally vest immediately upon issuance.

In May 1997 and May 1999, the Board of Directors authorized an additional 153,563 and 146,250 shares, respectively (both amounts as retroactively adjusted for stock dividends and stock splits) for issuance under the Plan. These amounts were approved by shareholders in August 1997 and August 1999, respectively.

In May 2003, the Board of Directors authorized the 2003 Non-Employee Directors’ Stock Option Plan, reserving 135,000 shares (as retroactively adjusted for stock splits) of common stock for issuance to outside directors, which was approved by shareholders in August 2003. The provisions of the Plan are similar to the 1994 Non-Employee Directors’ Stock Option Plan, except that options expire five years from the date of grant.

In June 2005, the Compensation Committee authorized an additional 75,000 shares (as retroactively adjusted for stock splits), which were approved by shareholders in August 2005.

In June 2007, the Board of Directors authorized the 2007 Incentive Stock Option Plan, reserving 582,000 shares (as retroactively adjusted for stock splits) of common stock for issuance to eligible employees and all non-employee directors. This 2007 Plan replaced the Company’s 1998 Employee Stock Option Plan and 2003 Non-Employee Directors’ Stock Option Plans. Immediately upon the shareholders’ approval of the 2007 Plan, all shares of Common Stock available for award under either the 1998 or 2003 Plans were transferred to, and made available for award under the 2007 Plan. Stock options currently outstanding under the 1998 and 2003 Plans will remain outstanding in accordance with the terms of those plans and the stock option agreements entered into under those plans. The Plan was approved by shareholders in August 2007.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of changes in outstanding stock options is as follows:

	Weighted Average			Available
	Exercise Price	Outstanding	Exercisable	For Grant

At March 26, 2005	$5.94	2,379,684	1,927,889	589,533
Authorized				615,000
Granted	$17.52	505,970	47,870	(505,970)
Became exercisable			864,200
Exercised	$7.33	(261,263)	(261,263)
Canceled	$12.17	(55,122)	(9,427)	59,870

At March 25, 2006	$8.44	2,569,269	2,569,269	758,433
Granted	$23.38	236,945	47,870	(236,945)
Became exercisable			4,500
Exercised	$6.58	(548,132)	(548,132)
Canceled	$19.76	(21,816)	(10,041)	21,547

At March 31, 2007	$10.37	2,236,266	2,063,466	543,035
Authorized				582,000
Granted	$21.97	716,958	141,630	(716,958)
Became exercisable			41,709
Exercised	$9.03	(170,834)	(170,834)
Canceled	$19.62	(35,611)	(17,689)	18,873

At March 29, 2008	$13.36	2,746,779	2,058,282	426,950

The weighted average contractual term of all options outstanding at March 29, 2008 and March 31, 2007 was 3.6 years and 4.6 years, respectively. The aggregate intrinsic value of all options outstanding at March 29, 2008 and March 31, 2007 was $14.1 million and $29.3 million, respectively.

The weighted average contractual term of all options exercisable at March 29, 2008 and March 31, 2007 was 2.7 years and 4.2 years, respectively. The aggregate intrinsic value of all options exercisable at March 29, 2008 and March 31, 2007 was $14.1 million and $29.3 million, respectively.

A summary of the status of and changes in nonvested stock options granted as of and during fiscal years 2008 and 2007 is presented below:

		Weighted Average
		Grant-Date Fair Value
	Shares	(per Share)

Nonvested at March 26, 2006	0
Granted	189,075	$7.83
Vested	(4,500)	$6.07
Canceled	(11,775)	$7.99

Nonvested at March 31, 2007	172,800	$7.87
Granted	716,958	$6.36
Vested	(183,339)	$7.09
Canceled	(17,922)	$7.54

Nonvested at March 29, 2008	688,497	$6.54

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about fixed stock options outstanding at March 29, 2008:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Shares	Remaining	Exercise	Shares	Exercise
Exercise Prices	Under Option	Life	Price	Under Option	Price

$ 3.33 - $ 4.50	740,670	0.81	$3.50	740,670	$3.50
$ 4.51 - $10.00	507,638	3.98	$7.70	507,638	$7.70
$10.01 - $18.00	572,765	3.33	$16.67	538,765	$16.62
$18.01 - $25.31	925,706	5.75	$22.30	271,209	$22.29

During the fiscal years ended March 29, 2008 and March 31, 2007, the fair value of awards vested under the Company’s stock plans was $1.3 million and $.3 million, respectively.

The aggregate intrinsic value in the preceding tables is based on the Company’s closing stock price of $16.36 and $23.40 as of the last trading day of the periods ended March 29, 2008 and March 31, 2007, respectively. The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the fiscal years ended March 29, 2008 and March 31, 2007 was $2.5 million and $9.3 million, respectively. As of March 29, 2008 and March 31, 2007, there was $3.7 million and $.6 million, respectively, of unrecognized compensation expense related to non-vested fixed stock options that is expected to be recognized over a weighted average period of 2.6 years and 3.2 years, respectively.

Cash received from option exercises under all stock option plans was $1.5 million, $3.6 million and $1.9 million for the fiscal years ended March 29, 2008, March 31, 2007 and March 25, 2006, respectively. The actual tax benefit realized for the tax deductions from option exercises was $.6 million, $1.1 million and $.7 million for the fiscal years ended March 29, 2008, March 31, 2007 and March 25, 2006, respectively.

The Company issues new shares of common stock upon exercise of stock options.

NOTE 10 — EARNINGS PER COMMON SHARE

The following is a reconciliation of basic and diluted earnings per common share for the respective years:

	Year Ended Fiscal March
	2008	2007	2006
	(Amounts in thousands, except per share data)

Numerator for earnings per common share calculation:
Net Income	$21,921	$22,271	$22,666
Less: Preferred stock dividends	(230)	(175)	(102)

Income available to common stockholders	$21,691	$22,096	$22,564

Denominator for earnings per common share calculation:
Weighted average common shares, basic	20,024	20,818	20,296
Effect of dilutive securities:
Preferred stock	1,013	1,013	1,013
Stock options and warrants	834	1,047	1,224

Weighted average common shares, diluted	21,871	22,878	22,533

Basic earnings per common share:	$1.08	$1.07	$1.12

Diluted earnings per common share:	$1.00	$.97	$1.01

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The computation of diluted earnings per common share for fiscal years 2008, 2007 and 2006 excludes the effect of assumed exercise of approximately 873,000, 174,000 and 3,000, respectively, of stock options and warrants, as the exercise price of these options and warrants was greater than the average market value of the Company’s Common Stock for those periods, resulting in an anti-dilutive effect on diluted earnings per share.

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

Future minimum payments required under noncancellable leases (including closed stores) are as follows:

		Less –
		Sublease
Year Ending Fiscal March	Leases	Income	Net
	(Dollars in thousands)

2009	$24,340	$(900)	$23,440
2010	20,529	(544)	19,985
2011	15,547	(277)	15,270
2012	12,668	(210)	12,458
2013	8,922	(160)	8,762
Thereafter	24,824	(391)	24,433

Total	$106,830	$(2,482)	$104,348

Rent expense under operating leases, net of sublease income, totaled $22,842,000, $20,684,000 and $18,505,000 in fiscal 2008, 2007 and 2006, respectively, including contingent rentals of $323,000, $347,000 and $323,000 in each respective fiscal year. Sublease income totaled $460,000, $440,000 and $367,000, respectively, in fiscal 2008, 2007 and 2006.

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

The Company amended its employment agreement (the “CEO Agreement”) in May 2005 with Robert G. Gross, its Chief Executive Officer. The CEO Agreement, which provides for a base salary plus a bonus, subject to the discretion of the Compensation Committee, had a term ending December 31, 2007. The CEO Agreement also provided for a special retention bonus of $250,000 payable annually which began on January 1, 2003 and ended in 2006. The CEO Agreement included a covenant against competition with the Company for two years after termination. The CEO Agreement provided the executive with a minimum of one year’s salary and certain

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

additional rights in the event of a termination without cause (as defined therein), or a termination in the event of change in control (as defined therein).

On October 1, 2007, the Company entered into a new Employment Agreement with its Chief Executive Officer. The Agreement became effective on October 1, 2007 and has a five-year term. Under the Agreement, Mr. Gross (i) will be paid a base salary of $840,000; (ii) will be eligible to earn a target annual bonus, pursuant to the terms of the Company’s Management Incentive Compensation Plan, of up to 150% of his base salary upon the achievement of certain predetermined corporate objectives and (iii) will participate in the Company’s other incentive and welfare and benefit plans made available to executives. Mr. Gross will also receive a special bonus of $750,000, payable in five annual installments of $150,000, which began on October 1, 2007 (the “Special Bonus”). If the Agreement terminates before October 1, 2012 either for Cause (as defined therein) or as the result of Mr. Gross’s resignation without Good Reason (as defined therein), then Mr. Gross will be required to repay a portion of the last-received annual installment of the Special Bonus, pro-rata to the date of termination. In consideration for Mr. Gross’s covenant not-to-compete with the Company or to solicit its employees, the Company will pay him an additional $750,000, payable in five equal installments of $150,000, beginning on October 1, 2012 or the earlier termination of the Agreement (the “Non-Compete Payment”). Finally, Mr. Gross is entitled to certain payments upon death, disability, a termination without Cause (as defined therein), a resignation by Mr. Gross for Good Reason (as defined therein) or a termination in the event of a Change in Control of the Company (as defined therein), all as set forth in detail in the Agreement.

On October 2, 2007, and in consideration for Mr. Gross’s execution of the Agreement, the Company’s Compensation Committee awarded to Mr. Gross an option to purchase 375,000 shares of Common Stock (calculated following the Company’s three-for-two stock split) at an exercise price of $22.80 per share (the closing price of the Company’s stock on the date of the award), pursuant to the Company’s 2007 Stock Incentive Plan.

The Company amended its employment agreement effective May 19, 2005, with Catherine D’Amico, its Executive Vice President and Chief Financial Officer, and, in July 2005, entered into an employment agreement with Joseph Tomarchio Jr., its Executive Vice President of Store Operations, effective May 19, 2005. The agreements each provided a base salary to be reviewed annually, plus a bonus, based upon the Company’s achievement of performance targets set by the Compensation Committee. Ms. D’Amico’s and Mr. Tomarchio’s agreements both were set to expire on June 30, 2008. The agreements included a covenant against competition with the Company for up to two years after termination. The agreements provided Ms. D’Amico and Mr. Tomarchio with a minimum of one year’s salary and certain additional rights in the event of a termination without cause (as defined therein), or a termination in the event of a change in control (as defined therein).

In January 2008, the Company entered into Employment Agreements with its President, John W. Van Heel and its Executive Vice President-Store Operations, Joseph Tomarchio Jr. and its Executive Vice President and Chief Financial Officer, Catherine D’Amico. All three Agreements became effective on January 1, 2008 and have a three-year term.

Under the Agreements, Messrs. Van Heel and Tomarchio and Ms. D’Amico (i) are paid a base salary; (ii) are eligible to earn a target bonus, pursuant to the terms of the Company’s bonus plan, equal to up to 87.5% of the executive’s base salary upon the achievement of certain predetermined corporate objectives and (iii) participate in the Company’s other incentive and welfare and benefit plans made available to executives.

Finally, each executive is entitled to certain payments upon death, disability, a termination without Cause (as defined therein), a resignation by the executive for Good Reason (as defined therein) or a termination in the event of a Change in Control of the Company (as defined therein), all as set forth in detail in the Agreement.

Also, on January 10, 2008 and in consideration of the executives’ execution of the Agreements, the Company’s Compensation Committee awarded to Messrs. Van Heel and Tomarchio an option to purchase 75,000 and 40,000 shares of Common Stock, respectively, at an exercise price of $18.17 per share (the closing price of the

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s stock on the date of the award), pursuant to the Company’s 2007 Stock Incentive Plan. On January 11, 2008 and in consideration of Ms. D’Amico’s execution of the Agreement, the Company’s Compensation Committee awarded her an option to purchase 30,000 shares of Common Stock at an exercise price of $17.53 per share (the closing price of the Company’s stock on the date of the award), pursuant to the Company’s 2007 Stock Incentive Plan.

NOTE 12 — EMPLOYEE RETIREMENT AND PROFIT SHARING PLANS

The Company sponsors a noncontributory defined benefit pension plan for Monro employees and the former Kimmel Automotive, Inc. employees. In fiscal 2005, the previously separate Monro and Kimmel pension plans were merged. The plan provides benefits to certain full-time employees who were employed with Monro and with Kimmel prior to April 2, 1998 and May 15, 2001, respectively. Effective as of those dates, each company’s Board of Directors approved plan amendments whereby the benefits of each of the defined benefit plans would be frozen and the plans would be closed to new participants. Prior to these amendments, coverage under the plans began after employees completed one year of service and attainment of age 21. Benefits under both plans, and now the merged plans, are based primarily on years of service and employees’ pay near retirement. The funding policy for the Company’s merged plan is consistent with the funding requirements of Federal law and regulations. The measurement date used to determine the pension plan measurements disclosed herein is March 31 for both 2008 and 2007.

See Note 1, “Significant Accounting Policies” for information regarding the Company’s adoption of SFAS 158 as of March 31, 2007. SFAS 158 requires recognition of the overfunded or underfunded status of defined benefit plans as an asset or liability.

The overfunded status of the Company’s defined benefit plan is recognized as an asset in the Consolidated Statement of Financial Position as of March 29, 2008 and March 31, 2007.

The funded status of each plan is set forth below:

	Year Ended
	Fiscal March
	2008	2007

Change in Plan Assets:
Fair value of plan assets at beginning of year	$14,986	$13,683
Actual return on plan assets	246	1,870
Employer contribution
Benefits paid	(490)	(567)

Fair value of plan assets at end of year	14,742	14,986

Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	12,493	12,699
Interest cost	728	718
Actuarial gain	(1,332)	(357)
Benefits paid	(490)	(567)

Benefit obligation at end of year	11,399	12,493

Funded status of plan	$3,343	$2,493

The projected and accumulated benefit obligations were equivalent at March 31, 2008 and March 31, 2007.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts recognized in accumulated other comprehensive income (loss) consist of:

	Year Ended
	Fiscal March
	2008	2007
	(Dollars in thousands)

Net transition obligation	$0	$0
Prior service cost	0	0
Net actuarial gain (loss)	493	(2,463)

Total	$493	$(2,463)

Pension (income) cost included the following components:

	Year Ended Fiscal March
	2008	2007	2006

Interest cost on projected benefit obligation	$728	$718	$702
Expected return on plan assets	(1,178)	(1,075)	(994)
Amortization of unrecognized actuarial loss	93	286	383

Net pension (income) cost	$(357)	$(71)	$91

The weighted-average assumptions used to determine benefit obligations are as follows:

	Year Ended
	Fiscal March
	2008	2007

Discount rate	6.75%	6.00%

The weighted-average assumptions used to determine net periodic pension costs are as follows:

	Year Ended Fiscal March
	2008	2007	2006

Discount rate	6.00%	5.75%	5.75%
Expected long-term return on assets	8.00%	8.00%	8.00%

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

The Company’s weighted average asset allocations, by asset category, are as follows:

	Year Ended
	Fiscal March
	2008	2007

Cash and cash equivalents	4.6%	1.8%
Fixed income	38.4%	38.2%
Equity securities	57.0%	60.0%

Total	100.0%	100.0%

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There are no required or expected contributions in fiscal 2009 to the plan.

The following pension benefit payments are expected to be paid:

Year Ended
Fiscal March
(Dollars in thousands)

2009	$550
2010	533
2011	523
2012	552
2013	563
2014-2018	3,234

Total	$5,955

The Company has a 401(K)/Profit Sharing Plan that covers full-time employees who meet the age and service requirements of the plan. The 401(K) salary deferral option was added to the plan during fiscal 2000. The first employee deferral occurred in March 2000. The Company makes matching contributions consistent with the provisions of the plan. The Company’s matching contributions for fiscal 2008, 2007 and 2006 amounted to approximately $675,000, $637,000 and $592,000, respectively. The Company may also make annual profit sharing contributions to the plan at the discretion of the Compensation Committee.

The Company has a deferred compensation plan (the “Deferred Compensation Plan”) to provide an opportunity for additional tax-deferred savings to a select group of management or highly compensated employees. The Deferred Compensation Plan permits participants to defer all or any portion of the compensation that would otherwise be payable to them for the calendar year. In addition, the Company will credit to the participants’ accounts such amounts as would have been contributed to the Company’s 401(K)/Profit Sharing Plan but for the limitations that are imposed under the Internal Revenue Code based upon the participants’ status as highly compensated employees. The Company may also make such additional discretionary allocations as are determined by the Compensation Committee. No amounts credited under the Deferred Compensation Plan are funded and the Company maintains accounts to reflect the amounts owed to each participant. At least annually, the accounts are credited with earnings or losses calculated on the basis of an interest rate or other formula as determined by the Compensation Committee. The total liability recorded in the Company’s financial statements at March 29, 2008 and March 31, 2007 related to the Deferred Compensation Plan was $606,000 and $470,000, respectively.

The Company’s management bonus plan provides for the payment of annual cash bonus awards to participating employees, as selected by the Board of Directors, based primarily on the Company’s attaining pre-tax income targets established by the Board of Directors. Charges to expense applicable to the management bonus plan totaled $225,000, $96,000 and $1,053,000 for the fiscal years ended March 2008, 2007 and 2006, respectively.

NOTE 13 — RELATED PARTY TRANSACTIONS

The Company is currently a party to leases for certain facilities where the lessor is an officer of the Company, and in previous years, from (a) officers and directors of the Company, (b) partnerships in which such persons had interests or (c) trusts of which members of their families were beneficiaries. Payments under such operating and capital leases amounted to $602,000, $588,000 and $573,000 for the fiscal years ended March 2008, 2007 and 2006, respectively. Six new leases were assumed in March 2004 in connection with the Mr. Tire Acquisition. No amounts were payable at March 29, 2008, March 31, 2007 or March 25, 2006. No related party leases, other than the six assumed as part of the Mr. Tire Acquisition in March 2004, have been entered into, and no new leases are contemplated.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has a management agreement with an investment banking firm associated with a principal shareholder/director of the Company to provide financial advice. The agreement provides for an annual fee of $300,000, plus reimbursement of out-of-pocket expenses. During each of the fiscal years 2008, 2007 and 2006, the Company incurred fees of $300,000, under this agreement. In addition, this investment banking firm, from time to time, provides additional investment banking services to the Company for customary fees. Approximately half of all payments made to the investment banking firm under the management agreement are paid to another principal shareholder/director of the Company.

NOTE 14 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following transactions represent non-cash investing and financing activities during the periods indicated:

Year ended March 29, 2008

In connection with the Craven, Valley Forge and Broad Elm acquisitions (Note 2), liabilities were assumed as follows:

Fair value of assets acquired	$4,661,000
Goodwill recorded	18,124,000
Cash paid in FY08, net of cash acquired	(20,243,000)

Liabilities assumed	$2,542,000

During the year ended March 29, 2008, the Company recorded purchase accounting adjustments for the ProCare Acquisition that increased goodwill by $823,000, reduced fixed assets by $1,592,000, increased debt by $142,000, reduced current liabilities by $31,000, reduced long-term liabilities by $331,000 and increased long-term deferred taxes by $549,000. (All material adjustments occurred in the first quarter of fiscal 2008, including the finalization of fixed asset appraisals, and within one year of the acquisition.)

In connection with the recording of capital leases, the Company increased both fixed assets and long term debt by $1,485,000.

In connection with the termination of capital leases, the Company reduced debt and fixed assets by $785,000.

In connection with the accounting for income tax benefits related to the exercise of stock options, the Company reduced current liabilities and increased paid-in capital by $587,000.

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

In connection with the implementation of SFAS 158, accumulated other comprehensive income increased by $1,478,000, other non-current assets decreased by $2,463,000 and the deferred income tax liability was increased by $985,000.

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

Interest and Income Taxes Paid

	Year Ended Fiscal March
	2008	2007	2006
	(Dollars in thousands)

Cash paid during the year:
Interest, net	$5,369	$4,471	$3,373
Income taxes	$12,394	$10,510	$12,977

NOTE 15 — LITIGATION

The Company is the defendant in a lawsuit filed in December 2007, in the Supreme Court of the State of New York, claiming that the Company violated federal and state laws relating to the calculation and payment of overtime to certain headquarters employees. In May 2008, subject to Court approval, the Company and the plaintiffs agreed upon the financial terms of a settlement of all claims in the lawsuit (the “Settlement”). In doing so, the Company has not admitted any wrongdoing with respect to the matters involved in the lawsuit. The Company anticipates obtaining final court approval of the Settlement in August 2008. The Company has recorded a reserve for the Settlement, including an estimate of all costs to bring the matter to a close, in the amount of $.9 million in fiscal year 2008.

The Company and its subsidiaries are involved in other legal proceedings, claims and litigation arising in the ordinary course of business. In management’s opinion, the outcome of such current legal proceedings is not expected to have a material effect on future operating results or on the Company’s consolidated financial position.

NOTE 16 — OTHER ITEMS

In July 2007, the Company signed a five-year strategic partnership with Auction Direct USA, which currently operates used vehicle superstores in Rochester, NY, Morrow, GA, Jacksonville, FL and Raleigh, NC. Under the terms of the agreement, Monro will provide consulting services to Auction Direct as it expands operations and opens additional locations and service centers, as well as, supplying parts and equipment to those stores. Monro expects to receive annual consulting revenue as well as service sales revenue for the Rochester service center work. Further, Auction Direct has issued warrants to Monro for the purchase of 2.5% of its existing equity. In accordance with EITF 00-8, “Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goods or Services”, the warrants are de minimis and the Company has not recorded any value in the consolidated financial statements as of March 29, 2008 based on the specific facts and circumstances including its brief history of operating as a small private company, the inability of a 2.5% share of the company to control or significantly influence the operations, the lack of public marketability of the warrants and the four-year vesting period of the rights to exercise these warrants. Additionally, Robert G. Gross, Chief Executive Officer and Chairman of the Board of Monro, serves on Auction Direct’s Board of Directors.

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

On August 11, 2006, the Company announced that it would not exercise its option to purchase the remaining 87% of R&S, originally negotiated for an additional $12.0 million in cash and $1.0 million of Monro stock. In addition, the Company recorded an after-tax impairment charge of $1.7 million with respect to the original 13% equity investment, as well as due diligence costs related to R&S. Management reached this conclusion after learning that R&S had filed petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. The impairment charge was reflected within “Other Expenses” on the Consolidated Statement of Income for the twelve months ended March 31, 2007.

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

In May 2007, the Bankruptcy Court approved a global settlement of both actions. As a result of the settlement, the Company received $325,000 from R&S. The settlement has been reflected within “Other Income” on the Consolidated Statement of Income for the twelve months ended March 31, 2007. All claims against the Company, GDJ Retail, LLC, Glen Langberg and R&S have been dismissed.

NOTE 17 — SUBSEQUENT EVENTS

In May 2008, the Company’s Board of Directors declared a regular quarterly cash dividend of $.06 per common share or common share equivalent to be paid to shareholders of record as of July 15, 2008. The dividend will be paid on July 25, 2008.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth consolidated statement of income data by quarter for the fiscal years ended March 2008 and 2007. Earnings per share and weighted average share information has been adjusted for the Company’s three-for-two stock split. Individual line items summed by quarters may not agree to the annual amounts reported due to rounding.(b)

	Fiscal Quarter Ended
	June	Sept.	Dec.	March
	2007	2007	2007	2008
	(Amounts in thousands, except per share data)

Sales	$107,622	$112,043	$112,514	$107,211
Cost of sales	60,945	66,505	70,065	67,270

Gross profit	46,677	45,538	42,449	39,941
Operating, selling, general and administrative expenses	32,636	33,757	34,328	36,424
Intangible amortization	123	140	149	151
Loss (gain) on disposal of assets	53	101	(1,006)	(819)

Total operating expenses	32,812	33,998	33,471	35,756

Operating income	13,865	11,540	8,978	4,185
Interest expense, net	1,189	1,255	1,508	1,801
Other income, net	(415)	(155)	(114)	(114)

Income before provision for income taxes	13,091	10,440	7,584	2,498
Provision for income taxes	4,909	3,939	2,282	562

Net income	$8,182	$6,501	$5,302	$1,936

Basic earnings per share	$.39	$.31	$.27	$.10

Diluted earnings per share(a)	$.36	$.29	$.25	$.10

Weighted average number of common shares used in computing earnings per share
Basic	20,952	20,866	19,718	18,464
Diluted	22,910	22,791	21,553	20,168

	June	Sept.	Dec.	March
	2006	2006	2006	2007
	(Amounts in thousands, except per share data)

Sales	$98,445	$107,285	$103,787	$107,708
Cost of sales	57,409	63,181	63,436	66,777

Gross profit	41,036	44,104	40,351	40,931
Operating, selling, general and administrative expenses	29,612	32,108	30,282	34,437
Intangible amortization	281	337	325	107
(Gain) loss on disposal of assets	(873)	(807)	85	(1,250)

Total operating expenses	29,020	31,638	30,692	33,294

Operating income	12,016	12,466	9,659	7,637
Interest expense, net	636	895	1,833	1,200
Other (income) expense, net	(35)	2,618	41	(95)

Income before provision for income taxes	11,415	8,953	7,785	6,532
Provision for income taxes	3,853	3,357	2,919	2,285

Net income	$7,562	$5,596	$4,866	$4,247

Basic earnings per share	$.37	$.27	$.23	$.20

Diluted earnings per share(a)	$.33	$.25	$.21	$.19

Weighted average number of common shares used in computing earnings per share
Basic	20,558	20,772	20,297	21,002
Diluted	22,822	22,804	22,924	22,992

(a)	Earnings per share for each period was computed by dividing net income by the weighted average number of shares of Common Stock and Common Stock Equivalents outstanding during the respective quarters.

(b)	There were no material, extraordinary, unusual or infrequently occurring items recognized in the fourth quarter of fiscal 2007. Fiscal 2007 was a 53 week year.

Significant fourth quarter adjustments

During the fourth quarter of fiscal 2008, the Company recorded two significant adjustments. The Company reduced income tax expense by $.6 million for the resolution of state tax accounting matters. Offsetting this was a $.2 million charge resulting from a reduction in our state income tax rate used to calculate deferred taxes. In addition, the Company recorded $.9 million related to a reserve for litigation as discussed in Note 15 to the Financial Statements.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of March 29, 2008, the end of our fiscal year. Management has reviewed the results of its assessment with the Audit Committee of the Board of Directors. The effectiveness of the Company’s internal control over financial reporting as of March 29, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 29, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Information concerning the Company’s shares authorized for issuance under its equity compensation plans at March 29, 2008 and security ownership of certain beneficial owners and management is incorporated herein by reference to the sections captioned “Security Ownership of Principal Shareholders, Directors and Executive Officers” and “Equity Compensation Plan Information” in the Proxy Statement.

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
Robert G. Gross
Chief Executive Officer and Chairman of the Board

Date: June 12, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of June 12, 2008.

Signature	Title

/s/ Catherine D’Amico Catherine D’Amico	Executive Vice President-Finance Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/s/ Richard A. Berenson* Richard A. Berenson	Director

/s/ Frederick M. Danziger* Frederick M. Danziger	Director

/s/ Donald Glickman* Donald Glickman	Director

/s/ Peter J. Solomon* Peter J. Solomon	Director

/s/ Lionel B. Spiro* Lionel B. Spiro	Director

/s/ Francis R. Strawbridge* Francis R. Strawbridge	Director

/s/ Elizabeth A. Wolszon* Elizabeth A. Wolszon	Director

*By	/s/ Robert G. Gross
Robert G. Gross
Chief Executive Officer,
Director and as Attorney-in-Fact

INDEX TO EXHIBITS
The following is a list of all exhibits filed herewith or incorporated by reference herein:

Exhibit No.	Document

3.01*	Restated Certificate of Incorporation of the Company, dated July 23, 1991, with Certificate of Amendment, dated November 1, 1991. (1992 Form 10-K, Exhibit No. 3.01)

3.01a*	Certificate of Change of the Certificate of Incorporation of the Company, dated January 26, 1996. (August 2004 Form S-3, Exhibit 4.1(b))

3.01b*	Certificate of Amendment to Restated Certificate of Incorporation, dated April 15, 2004. (August 2004 Form S-3, Exhibit No. 4.1(c))

3.01c	Certificate of Amendment to Restated Certificate of Incorporation, dated October 10, 2007.

3.02*	Restated By-Laws of the Company, dated July 23, 1991. (Amendment No. 1, Exhibit No. 3.04)

10.01*	2007 Stock Incentive Plan, effective as of June 29, 2007. (May 2008 Form S-8, Exhibit No. 4)**

10.01a*	Amendment No. 1 to the 2007 Stock Incentive Plan, dated August 9, 2007. (May 2008 Form S-8, Exhibit No. 4.1)**

10.01b*	Amendment No. 2 to the 2007 Stock Incentive Plan, dated September 27, 2007. (May 2008 Form S-8, Exhibit No. 4.2)**

10.02*	1994 Non-Employee Directors’ Stock Option Plan. (March 2001 Form S-8, Exhibit No. 4.1)**

10.02a*	Amendment, dated as of May 12, 1997, to the 1994 Non-Employee Directors’ Stock Option Plan. (March 2001 Form S-8, Exhibit No. 4.2)**

10.02b*	Amendment, dated as of May 18, 1999, to the 1994 Non-Employee Directors’ Stock Option Plan. (March 2001 Form S-8, Exhibit No. 4.3)**

10.02c*	Amendment, dated as of August 2, 1999, to the 1994 Non-Employee Directors’ Stock Option Plan. (2002 Form 10-K, Exhibit No. 10.02c)**

10.02d*	Amendment, dated as of June 12, 2002, to the 1994 Non-Employee Directors’ Stock Option Plan. (2002 Form 10-K, Exhibit No. 10.02d)**

10.03*	1989 Employees’ Incentive Stock Option Plan, as amended through December 23, 1992. (December 1992 Form S-8, Exhibit No. 4.3)**

10.03a*	Amendment, dated as of January 25, 1994, to the 1989 Employees’ Incentive Stock Option Plan. (1994 Form 10-K, Exhibit No. 10.03a and March 2001 Form S-8, Exhibit No. 4.2)**

10.03b*	Amendment, dated as of May 17, 1995, to the 1989 Employees’ Incentive Stock Option Plan. (1995 Form 10-K, Exhibit No. 10.03b and March 2001 Form S-8, Exhibit No. 4.3) **

10.03c*	Amendment, dated as of May 12, 1997, to the 1989 Employees’ Incentive Stock Option Plan. (1997 Form 10-K, Exhibit No. 10.03c and March 2001 Form S-8, Exhibit No. 4.4)**

Exhibit No.	Document

10.03d*	Amendment, dated as of January 29, 1998, to the 1989 Employees’ Incentive Stock Option Plan. (1998 Form 10-K, Exhibit No. 10.03d)**

10.03e	Amendment, dated as of September 26, 2007, to the 1989 Employees’ Incentive Stock Option Plan.**

10.04*	GUST Amendment and Restatement of the Monro Muffler Brake, Inc. Retirement Plan, dated April 1, 2002. (2007 Form 10-K, Exhibit No. 10.04)**

10.04a*	Amendment No. 1 to GUST Restatement, dated as of July 31, 2002. (2007 Form 10-K, Exhibit No. 10.04a) **

10.04b*	Amendment No. 2 to GUST Restatement, dated July 31, 2002. (2007 Form 10-K, Exhibit No. 10.04b) **

10.04c*	Amendment No. 3 to GUST Restatement, dated March 29, 2005. (2007 Form 10-K, Exhibit No. 10.04c) **

10.04d*	Amendment No 4 to GUST Restatement, dated December 21, 2006. (2007 Form 10-K, Exhibit No. 10.04d) **

10.05*	Profit Sharing Plan, amended and restated as of April 1, 1993. (1995 Form 10-K, Exhibit No. 10.05)**

10.05a*	Amendment, dated as of March 1, 2000, to the Profit Sharing Plan. (June 2001 Form S-8, Exhibit No. 4)**

10.06*	Employment Agreement, dated October 1, 2007, between the Company and Robert G. Gross. (October 2007 Form 8-K, Exhibit No. 99.1)**

10.07*	Employment Agreement, dated January 10, 2008 and effective January 1, 2008, between the Company and Joseph Tomarchio, Jr. (January 2008 Form 8-K, Exhibit No. 99.1)**

10.08*	1998 Employee Stock Option Plan, effective November 18, 1998. (December 1998 Form 10-Q, Exhibit No. 10.3 and March 2001 Form S-8, Exhibit No. 4)**

10.08a*	Amendment, dated May 20, 2003, to the 1998 Employee Stock Option Plan. (2004 Form 10-K, Exhibit No. 10.08a)**

10.08b*	Amendment, dated June 8, 2005, to the 1998 Employee Stock Option Plan. (April 2006 Form S-8 for the 1998 Plan, Exhibit No. 4.2)**

10.08c	Amendment, dated September 26, 2007, to the 1998 Employee Stock Option Plan.**

10.09*	Kimmel Automotive, Inc. Pension Plan, as amended and restated effective January 1, 1989, adopted December 29, 1994. (2003 Form 10-K, Exhibit No. 10.09)**

10.09a*	First amendment, dated January 1, 1989, to the Kimmel Automotive, Inc. Pension Plan. (2003 Form 10-K, Exhibit No. 10.09a)**

10.09b*	Second amendment, dated January 1, 1989, to the Kimmel Automotive Pension Plan. (2003 Form 10-K, Exhibit No. 10.09b)**

Exhibit No.	Document

10.09c*	Third amendment, dated May 2001, to the Kimmel Automotive, Inc. Pension Plan. (2003 Form 10-K, Exhibit No. 10.09c)**

10.10*	2003 Non-Employee Directors’ Stock Option Plan, effective August 5, 2003. (2004 Form 10-K, Exhibit No. 10.10)**

10.10a*	Amendment, dated June 8, 2005, to the 2003 Non-Employee Directors’ Stock Option Plan. (April 2006 Form S-8 for the 2003 Plan, Exhibit No. 4.1)**

10.11*	Credit Agreement, dated as of July 13, 2005, by and among the Company, Charter One Bank, N.A., as Administrative Agent, and certain lenders party thereto. (June 2005 Form 10-Q, Exhibit No. 10.1)

10.11a*	Amendment No. 1 to Credit Agreement, dated January 12, 2007, by and among the Company, Charter One Bank, N.A., as Administrative Agent and certain lenders party thereto. (December 2006 Form 10-Q, Exhibit 10.11a)

10.11b*	Amendment No. 2 to Credit Agreement, dated June 6, 2008, by and among Monro Muffler Brake, Inc. and RBS Citizens, N.A. (successor by merger to Charter One Bank, N.A.), as Administrative Agent for lenders party thereto. (June 2008 Form 8-K, Exhibit No. 10.11b)

10.12*	Security Agreement, dated as of July 13, 2005, by and among the Company, Monro Service Corporation, Monro Leasing, LLC and Charter One Bank, N.A., as Administrative Agent for the lenders party to the Credit Agreement. (June 2005 Form 10-Q, Exhibit No. 10.2)

10.13*	Guaranty, dated as of July 13, 2005, of Monro Service Corporation. (June 2005 Form 10-Q, Exhibit No. 10.3)

10.15*	Negative Pledge Agreement, dated as of July 13, 2005, by and among the Company, Monro Service Corporation, Monro Leasing, LLC and Charter One Bank, N.A., as Administrative Agent for the lenders party to the Credit Agreement. (June 2005 Form 10-Q, Exhibit No. 10.5)

10.18*	Resale Restriction Agreement by and between the Company and each of its executive officers and certain senior-level managers, effective as of March 24, 2006. (March 2006 Form 8-K/A, Exhibit No. 10.1)

10.62*	Mortgage Agreement, dated September 28, 1994, between the Company and the City of Rochester, New York. (1995 Form 10-K, Exhibit No. 10.60)

10.63*	Lease Agreement, dated October 11, 1994, between the Company and the City of Rochester, New York. (1995 Form 10-K, Exhibit No. 10.61)

10.66*	Amendment to Lease Agreement, dated September 19, 1995, between the Company and the County of Monroe Industrial Development Agency. (September 1995 Form 10-Q, Exhibit No. 10.00)

10.67*	Employment Agreement, dated January 10, 2008 and effective as of January 1, 2008, between the Company and John W. Van Heel. (January 2008 Form 8-K, Exhibit No. 99.2)**

10.68*	Employment Agreement, dated January 11, 2008 and effective as of January 1, 2008, between the Company and Catherine D’Amico. (January 2008 Form 8-K, Exhibit No. 99.3)**

Exhibit No.	Document

10.69*	Supply Agreement, by and between the Company and The Valvoline Company, dated July 10, 2006 and effective as of April 1, 2006. (September 2006 Form 10-Q, Exhibit 10.1)

10.71*	Supply Agreement, dated as of April 11, 2007, by and between the Company, Monro Service Corporation and AP Exhaust Products, Inc. (2007 Form 10-K, Exhibit No. 10.71)

10.76*	Tenneco Automotive Ride Control Products Supply Agreement between Tenneco Automotive Operating Company Inc. and Monro Service Corporation, effective July 1, 2001. (2002 Form 10-K, Exhibit No. 10.76)

10.77*	Management Incentive Compensation Plan, effective as of June 1, 2002. (2002 Form 10-K, Exhibit No. 10.77)**

10.79*	Agreement, dated January 1, 1998, between F&J Properties, Inc. and Mr. Tire, Inc., as predecessor-in-interest to the Company, effective January 1, 1998, with respect to Store No. 750. (2004 Form 10-K, Exhibit No. 10.79)

10.79a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 750. (2004 Form 10-K, Exhibit No. 10.79a)

10.79b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by F&J Properties, Inc., with respect to Store No. 750. (2004 Form 10-K, Exhibit No. 10.79b)

10.79c*	Renewal letter, dated April 16, 2007, from the Company to F & J Properties, Inc. with respect to Store 750. (2007 Form 10-K, Exhibit No. 10.79c)

10.80*	Agreement, dated January 1, 1997, between The Three Marquees and Mr. Tire, Inc., as predecessor-in-interest to the Company, with respect to Store No. 753. (2004 Form 10-K, Exhibit No. 10.80)

10.80a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 753. (2004 Form 10-K, Exhibit No. 10.80a)

10.80b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by The Three Marquees, with respect to Store No. 753. (2004 Form 10-K, Exhibit No. 10.80b)

10.80c*	Renewal Letter, dated March 6, 2006, from the Company to The Three Marquees, with respect to Store No. 753. (2006 Form 10-K, Exhibit No. 10.80c)

10.81*	Agreement, dated April 1, 1998, between 425 Manchester Road, LLC and Mr. Tire, Inc., as predecessor-in-interest to the Company, with respect to Store No. 754. (2004 Form 10-K, Exhibit No. 10.81)

10.81a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 754. (2004 Form 10-K, Exhibit No. 10.81a)

10.81b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by 425 Manchester Road, LLC, with respect to Store No. 754. (2004 Form 10-K, Exhibit No. 10.81b)

10.81c	Renewal Letter, dated June 8, 2007, from the Company to 425 Manchester Road LLC, with respect to Store No. 754.

Exhibit No.	Document

10.82*	Agreement, dated January 1, 1997, between The Three Marquees and Mr. Tire, Inc., as predecessor-in-interest to the Company, with respect to Store No. 756. (2004 Form 10-K, Exhibit No. 10.82)

10.82a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 756. (2004 Form 10-K, Exhibit No. 10.82a)

10.82b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by The Three Marquees, with respect to Store No. 756. (2004 Form 10-K, Exhibit No. 10.82b)

10.82c*	Renewal Letter, dated March 6, 2006, from the Company to The Three Marquees with respect to Store 756. (2006 Form 10-K, Exhibit No. 10.82c)

10.83*	Agreement, dated January 1, 1997, between The Three Marquees and Mr. Tire, Inc., as predecessor-in-interest to the Company, with respect to Store No. 758. (2004 Form 10-K, Exhibit No. 10.83)

10.83a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 758. (2004 Form 10-K, Exhibit No. 10.83a)

10.83b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by The Three Marquees, with respect to Store No. 758. (2004 Form 10-K, Exhibit No. 10.83b)

10.83c*	Renewal Letter, dated March 6, 2006, from the Company to The Three Marquees, with respect to Store No. 758. (2006 Form 10-K, Exhibit No. 10.83c)

10.84*	Agreement, dated September 2, 1999, between LPR Associates and Mr. Tire, Inc., as predecessor-in-interest to the Company, with respect to Store No. 765. (2004 Form 10-K, Exhibit No. 10.84)

10.84a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 765. (2004 Form 10-K, Exhibit No. 10.84a)

10.84b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by LPR Associates, with respect to Store No. 765. (2004 Form 10-K, Exhibit No. 10.84b)

10.85*	Monro Muffler Brake, Inc. Warrant to Purchase Common Stock, dated March 1, 2004, between the Company and Atlantic Automotive Corp. (2004 Form 10-K, Exhibit No. 10.85)

10.86*	Supply Agreement by and between the Company and Wagner Brake, a division of Federal-Mogul Corporation, dated as of November 2, 2004 and effective as of February 1, 2005. (December 2004 Form 10-Q, Exhibit No. 10.86)

21.01	Subsidiaries of the Company.

23.01	Consent of PricewaterhouseCoopers LLP.

24.01	Powers of Attorney.

31.1	Certification of Robert G. Gross, President and Chief Executive Officer.

31.2	Certification of Catherine D’Amico, Executive Vice President – Finance and Chief Financial Officer.

Exhibit No.	Document

32.1	Certification Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) hereof.
•	An asterisk “*” following an exhibit number indicates that the exhibit is incorporated herein by reference to an exhibit to one of the following documents: (1) the Company’s Registration Statement on Form S-1 (Registration No. 33-41290), filed with the Securities and Exchange Commission on June 19, 1991 (“Form S-1”); (2) Amendment No. 1 thereto, filed July 22, 1991 (“Amendment No. 1”); (3) the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1992 (“1992 Form 10-K”); (4) the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on December 24, 1992 (“December 1992 Form S-8”); (5) the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994 (“1994 Form 10-K”); (6) the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995 (“1995 Form 10-K”); (7) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995 (“September 1995 Form 10-Q”); (8) the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997 (“1997 Form 10-K”); (9) the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (“1998 Form 10-K”); (10) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1998 (“December 1998 Form 10-Q”); (11) the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000 (“2000 Form 10-K”); (12) the Company’s Registration Statements on Forms S-8, filed with the Securities and Exchange Commission on March 22, 2001 (each a “March 2001 Form S-8”); (13) the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on June 26, 2001 (“June 2001 Form S-8”); (14) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001 (“June 2001 Form 10-Q”); (15) the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2002 (“2002 Form 10-K”); (16) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2002 (“September 2002 Form 10-Q”); (17) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2002 (“December 2002 Form 10-Q”); (18) the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2003 (“2003 Form 10-K”); (19) the Company’s Registration Statement on form S-3 (Registration No. 333-118176), filed with the Securities and Exchange Commission on August 12, 2004 (“August 2004 Form S-3”); (20) the Company’s Quarterly Report on form 10-Q for the fiscal quarter ended December 25, 2004 (“December 2004 Form 10-Q”); (21) the Company’s Annual Report on Form 10-K for the fiscal year ended March 27, 2004 (“2004 Form 10-K”); (22) the Company’s Current Report on Form 8-K, filed June 8, 2005 (“June 2005 Form 8-K”); (23) the Company’s Current Report on Form 8-K, filed July 14, 2005 (“July 2005 Form 8-K”); (24) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2005 (“June 2005 Form 10-Q”); (25) the Company’s Current Report on Form 8-K, filed February 7, 2006 (“February 2006 Form 8-K”); (26) the Company’s Current Report on Form 8-K, filed March 31, 2006 (“March 2006 Form 8-K/A”); (27) the Company’s Registration Statement on Form S-8 (Registration No. 333-133044) filed with the Securities and Exchange Commission on April 6, 2006. (“April 2006 Form S-8 for 2003 Plan”); (28) the Company’s Registration Statement on Form S-8 (Registration No. 333-133045) filed with the Securities and Exchange Commission on April 6, 2006. (“April 2006 Form S-8 for 1998 Plan”); (29) the Company’s Annual Report on Form 10-K for the fiscal year ended March 25, 2006 (“2006 Form 10-K”); (30) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 23, 2006 (“September 2006 Form 10-Q”); (31) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 23, 2006 (“December 2006 Form 10-Q”); (32) the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 (“2007 Form 10-K”); (33) the Company’s Current Report on Form 8-K, filed October 4, 2007 (“October 2007 Form 8-K”); (34) the Company’s Current Report on Form 8-K, filed January 14, 2008 (“January 2008 Form 8-K”); (35) the Company’s Registration Statement on Form S-8 (Registration No. 333-151196) filed with the Securities and Exchange Commission on May 27, 2008 (“May 2008 Form S-8”); and (36) the Company’s Current Report on Form 8, filed on June 11, 2008 (“June 2008 Form 8-K”). The appropriate document and exhibit number are indicated in parentheses.