Form 10-Q
period 2008-06-28
MONRO MUFFLER BRAKE INC
filed 2008-08-07
CIK 876427

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2008.
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☑Yes      ☐No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act).      ☐Yes      ☑No
As of July 25, 2008 18,511,437 shares of the Registrant’s Common Stock, par value $.01 per share, were outstanding.

MONRO MUFFLER BRAKE, INC.

MONRO MUFFLER BRAKE, INC.
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MONRO MUFFLER BRAKE, INC.
CONSOLIDATED BALANCE SHEET

	(Unaudited)
	June 28,	March 29,
	2008	2008
	(Dollars in thousands)
Assets
Current assets:
Cash and equivalents	$2,217	$2,108
Trade receivables	2,270	2,116
Inventories	69,332	66,183
Deferred income tax asset	3,781	3,840
Other current assets	18,271	18,626

Total current assets	95,871	92,873

Property, plant and equipment	341,261	338,970
Less — Accumulated depreciation and amortization	(159,043)	(154,786)

Net property, plant and equipment	182,218	184,184
Goodwill	71,650	71,472
Intangible assets and other noncurrent assets	19,223	18,764
Long term deferred tax asset	2,880	3,176

Total assets	$371,842	$370,469

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$1,642	$1,603
Trade payables	29,354	27,257
Federal and state income taxes payable	5,334	914
Accrued payroll, payroll taxes and other payroll benefits	11,925	10,596
Accrued insurance	7,139	6,356
Warranty reserves	4,196	4,086
Other current liabilities	7,767	7,499

Total current liabilities	67,357	58,311

Long-term debt	107,176	122,585
Accrued rent expense	6,754	6,944
Other long-term liabilities	4,772	4,729
Long-term income taxes payable	3,124	3,052

Total liabilities	189,183	195,621

Commitments
Shareholders’ equity:
Class C Convertible Preferred Stock, $1.50 par value, $.096 conversion value, 150,000 shares authorized; 65,000 shares issued and outstanding	97	97
Common Stock, $.01 par value, 45,000,000 shares authorized; 21,833,829 and 21,683,859 shares issued at June 28, 2008 and March 29, 2008, respectively	218	217
Treasury Stock, 3,322,392 shares, at cost	(62,160)	(62,160)
Additional paid-in capital	67,974	66,756
Accumulated other comprehensive loss	(1,221)	(1,182)
Retained earnings	177,751	171,120

Total shareholders’ equity	182,659	174,848

Total liabilities and shareholders’ equity	$371,842	$370,469

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Quarter Ended Fiscal June
	2008	2007
	(Dollars in thousands,
	except per share data)
Sales	$120,369	$107,622
Cost of sales, including distribution and occupancy costs	69,480	60,945

Gross profit	50,889	46,677

Operating, selling, general and administrative expenses	36,852	32,684
Intangible amortization	123	123
(Gain) loss on disposal of assets	(32)	53

Total operating expenses	36,943	32,860

Operating income	13,946	13,817
Interest expense, net of interest income for the quarter of $3 in 2008 and $9 in 2007	1,519	1,189
Other income, net	(72)	(415)

Income before provision for income taxes	12,499	13,043
Provision for income taxes	4,705	4,861

Net income	$7,794	$8,182

Earnings per share:
Basic	$.42	$.39

Diluted	$.39	$.36

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
(Dollars in thousands)

					Accumulated
				Additional	Other
	Preferred	Common	Treasury	Paid-in	Comprehensive	Retained
	Stock	Stock	Stock	Capital	Loss	Earnings	Total
Balance at March 29, 2008	$97	$217	$(62,160)	$66,756	$(1,182)	$171,120	$174,848

Net income						7,794	7,794

Other comprehensive loss:
Pension liability adjustment					(39)		(39)

Total comprehensive loss							7,755

Cash dividends: Preferred ($.06 per CSE) (1)						(61)	(61)
Common ($.06 per share)						(1,102)	(1,102)

Tax benefit from exercise of stock options				114			114

Exercise of stock options		1		697			698

Stock option compensation				407			407

Balance at June 28, 2008	$97	$218	$(62,160)	$67,974	$(1,221)	$177,751	$182,659

(1)	CSE — Common stock equivalent
The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Quarter Ended Fiscal June
	2008	2007
	(Dollars in thousands)
	Increase (Decrease) in Cash
Cash flows from operating activities:
Net income	$7,794	$8,182
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	5,143	4,799
(Gain) loss on disposal of property, plant and equipment	(32)	53
Stock-based compensation expense	407	99
Excess tax benefits from share-based payment arrangements	(57)	(104)
Net change in deferred income taxes	286	(98)
Increase in trade receivables	(154)	(282)
Increase in inventories	(3,149)	(1,403)
Decrease in other current assets	529	4,232
(Increase) decrease in intangible assets and other noncurrent assets	(502)	693
Increase (decrease) in trade payables	2,045	(4,464)
Increase (decrease) in accrued expenses	2,481	(1,185)
Increase in federal and state income taxes payable	4,534	4,450
Decrease in other long-term liabilities	(208)	(128)
Increase in long-term income taxes payable	72

Total adjustments	11,395	6,662

Net cash provided by operating activities	19,189	14,844

Cash flows from investing activities:
Capital expenditures	(3,662)	(3,485)
Acquisition of ProCare, net of cash acquired		(42)
Proceeds from the disposal of property, plant and equipment	374	44

Net cash used for investing activities	(3,288)	(3,483)

Cash flows from financing activities:
Proceeds from borrowings	28,073	23,870
Principal payments on long-term debt and capital lease obligations	(43,457)	(30,701)
Purchase of common stock		(4,035)
Exercise of stock options	698	438
Excess tax benefits from share-based payment arrangements	57	104
Dividends to shareholders	(1,163)	(1,028)

Net cash used for financing activities	(15,792)	(11,352)

Increase in cash	109	9
Cash at beginning of period	2,108	965

Cash at end of period	$2,217	$974

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Condensed Consolidated Financial Statements
          The consolidated balance sheet as of June 28, 2008, the consolidated statements of income and cash flows for the thirteen week periods ended June 28, 2008 and June 30, 2007, and the consolidated statement of changes in shareholders’ equity for the thirteen week period ended June 28, 2008, include Monro Muffler Brake, Inc. and its wholly owned subsidiary (the “Company”). These unaudited condensed consolidated financial statements have been prepared by the Company. In the opinion of management, all known adjustments (consisting of normal recurring accruals or adjustments) have been made to present fairly the financial position, results of operations and cash flows for the unaudited periods presented.
          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2008. The results of operations for the interim periods being reported on herein are not necessarily indicative of the operating results for the full year.
          The Company reports its results on a 52/53 week fiscal year with the fiscal year ending on the last Saturday in March of each year. The following are the dates represented by each fiscal period reported in these condensed financial statements:
“Quarter Ended Fiscal June 2008”:            March 30, 2008 — June 28, 2008 (13 weeks)
“Quarter Ended Fiscal June 2007”:            April 1, 2007 — June 30, 2007 (13 weeks)
          Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current year’s presentation.
Note 2 — Acquisitions
          The Company’s acquisitions are strategic moves in its plan to fill in and expand its presence in its existing markets, and leverage fixed operating costs such as distribution and advertising.
          On July 21, 2007, the Company acquired 11 retail tire and automotive repair stores located primarily in the Philadelphia, PA market from Valley Forge Tire & Auto Centers (“Valley Forge”); on July 28, 2007, the Company acquired eight retail tire and automotive repair stores located in the northern Virginia market from Craven Tire & Auto (“Craven”) and on January 26, 2008 the Company acquired seven retail tire and automotive repair stores located in Buffalo, NY from the Broad Elm Group (“Broad Elm”). These stores produce approximately $27 million in sales annually based on unaudited pre-acquisition historical information. The Company purchased the business and substantially all of the operating assets of these stores, which consist mainly of inventory and equipment, and assumed certain liabilities. The total purchase price of these stores was approximately $20.2 million in cash which was financed through the Company’s existing bank facility. The purchase price and the related accounting for these acquisitions is subject to adjustments to reflect final counts of inventory and fixed assets and the completion of the Company’s purchase accounting procedures, including finalizing the valuation of certain tangible and intangible assets. Such adjustments for Valley Forge and Craven will be completed in the second quarter of fiscal 2009 and will be completed in the fourth quarter of fiscal 2009 for Broad Elm. These stores all operate under the Mr. Tire brand name. The results of operations of Valley Forge, Craven and Broad Elm are included in the Company’s results from July 21, 2007, July 28, 2007 and January 26, 2008, respectively.
Note 3 — Earnings Per Share
          Basic earnings per common share (EPS) amounts are computed by dividing earnings after the deduction of preferred stock dividends by the average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalents outstanding.

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          The following is a reconciliation of basic and diluted EPS for the respective periods:

	Quarter Ended
	Fiscal June
	2008	2007
	(Dollars in thousands,
	except per share data)
Numerator for earnings per common share calculation:

Net Income	$7,794	$8,182
Less: Preferred stock dividends	(61)	(47)

Income available to common stockholders	$7,733	$8,135

Denominator for earnings per common share calculation:

Weighted average common shares, basic	18,387	20,952

Effect of dilutive securities:
Preferred Stock	1,013	1,013
Stock options	705	945

Weighted average number of common shares, diluted	20,105	22,910

Basic Earnings per common share:	$.42	$.39

Diluted Earnings per common share:	$.39	$.36

          The computation of diluted EPS excludes the effect of the assumed exercise of approximately 1,421,000 and 230,000 stock options for the three months ended fiscal June 2008 and June 2007, respectively. Such amounts were excluded as the exercise prices of these options were greater than the average market value of the Company’s common stock for those periods, resulting in an anti-dilutive effect on diluted EPS.
Note 4 — Income Taxes
          The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”) on April 1, 2007. The total amount of unrecognized tax benefits were $4.0 million and $3.9 million, respectively at June 28, 2008 and March 29, 2008, the majority of which, if recognized, would affect the effective tax rate.
          In the normal course of business, the Company provides for uncertain tax positions and the related interest and penalties, and adjusts its unrecognized tax benefits and accrued interest and penalties accordingly. As of June 28, 2008, the Company had approximately $.4 million of interest and penalties accrued related to unrecognized tax benefits.
          The Company is currently under audit by certain state tax jurisdictions for the fiscal 2001 to 2006 tax years. It is reasonably possible that the examination phase of the audit for these years may conclude in the next 12 months, and that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns may change from those recorded as liabilities for uncertain tax positions in the Company’s financial statements as of June 28, 2008. However, based on the status of the examination, it is not possible to estimate the effect of any amount of such change to previously recorded uncertain tax positions.
          The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions. The Company’s fiscal 2005 through fiscal 2007 U.S. federal tax years and various state tax years remain subject to income tax examinations by tax authorities.

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 5 — Supplemental Disclosure of Cash Flow Information
          The following transactions represent non-cash investing and financing activities during the periods indicated:
THREE MONTHS ENDED JUNE 28, 2008:
          During the quarter ended June 28, 2008, the Company recorded purchase accounting adjustments for the Valley Forge, Craven and Broad Elm Acquisitions that increased goodwill by $178,000, reduced fixed assets by $63,000, reduced current liabilities by $1,000, reduced intangible assets by $86,000 and decreased long-term deferred tax assets by $30,000.
          In connection with the accounting for income tax benefits related to the exercise of stock options, the Company reduced current liabilities and increased paid-in capital by $114,000.
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
Note 6 — Stock Split
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
Note 7 — Cash Dividend
          In May 2008, the Company’s Board of Directors declared its intention to pay a regular quarterly cash dividend during fiscal 2009 of $.06 per common share or common share equivalent to be paid beginning with the first quarter of 2009. However, the declaration of and any determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, capital requirements, compliance with charter and contractual restrictions, and such other factors as the Board of Directors deems relevant.
          In May 2008, the Company’s Board of Directors declared a regular quarterly cash dividend of $.06 per common share or common share equivalent to be paid to shareholders of record as of July 15, 2008. The dividend paid on July 25, 2008 amounted to $61,000 and $1.1 million for preferred and common shareholders, respectively.
Note 8 — Litigation
          The Company is the defendant in a lawsuit filed in December 2007, in the Supreme Court of the State of New York, claiming that the Company violated federal and state laws relating to the calculation and payment of overtime to certain headquarters employees. In May 2008, subject to Court approval, the Company and the plaintiffs agreed upon the financial terms of a settlement of all claims in the lawsuit (the “Settlement”). In doing so, the Company has not admitted any wrongdoing with respect to the matters involved in the lawsuit. The Company anticipates obtaining final court approval of the Settlement in 2008. The Company recorded a reserve for the Settlement, including an estimate of all costs to bring the matter to a close, in the amount of $.9 million in fiscal year 2008.
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

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 9 — Other Items
          In July 2007, the Company signed a five-year strategic partnership with Auction Direct USA, which currently operates used vehicle superstores in Rochester, NY, Morrow, GA, Jacksonville, FL and Raleigh, NC. Under the terms of the agreement, Monro will provide consulting services to Auction Direct as it expands operations and opens additional locations and service centers, as well as supplying parts and equipment to those stores. Monro receives annual consulting revenue as well as sales revenue for the Rochester service center work. Further, Auction Direct has issued warrants to Monro for the purchase of 2.5% of its existing equity. In accordance with EITF 00-8, “Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods or Services,” the warrants are de minimis and the Company has not recorded any value in the consolidated financial statements as of June 28, 2008 based on the specific facts and circumstances including its brief history of operating as a small private company, the inability of a 2.5% share of the company to control or significantly influence the operations, the lack of public marketability of the warrants and the four-year vesting period of the rights to exercise these warrants. Additionally, Robert G. Gross, Chief Executive Officer and Chairman of the Board of Monro, serves on Auction Direct’s Board of Directors.

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
          The following table sets forth income statement data of Monro Muffler Brake, Inc. (“Monro” or the “Company”) expressed as a percentage of sales for the fiscal periods indicated:

	Quarter Ended Fiscal June
	2008	2007
Sales	100.0%	100.0%

Cost of sales, including distribution and occupancy costs	57.7	56.6

Gross profit	42.3	43.4

Operating, selling, general and administrative expenses	30.6	30.4

Intangible amortization	.1	.1

(Gain) loss on disposal of assets	0	0

Total operating expenses	30.7	30.5

Operating income	11.6	12.9

Interest expense — net	1.3	1.1

Other income — net	(.1)	(.3)

Income before provision for income taxes	10.4	12.1

Provision for income taxes	3.9	4.5

Net income	6.5%	7.6%

First Quarter Ended June 28, 2008 Compared To First Quarter Ended June 30, 2007
          Sales were $120.4 million for the quarter ended June 28, 2008 as compared with $107.6 million in the quarter ended June 30, 2007. The sales increase of $12.7 million or 11.8%, was partially due to a comparable store sales increase of 5.6%. The former ProCare stores acquired in April 2006 are now included in comparable store sales numbers. Additionally, there was an increase of $7.4 million related to new stores, of which $6.6 million came from the former Craven, Valley Forge and Broad Elm stores acquired in fiscal 2008. Partially offsetting this was a decrease in sales from closed stores amounting to $.8 million. There were 77 selling days in the quarter ended June 28, 2008 and in the quarter ended June 30, 2007.

          At June 28, 2008, the Company had 713 company-operated stores compared with 696 stores at June 30, 2007. During the quarter ended June 28, 2008, the Company closed seven stores.
          Management believes that the improvement in comparable store sales resulted from several factors, including an increase in brake sales, tire sales, maintenance services and alignments. Price increases in several product categories also contributed to the sales improvement. Comparable store traffic as well as average ticket increased over the prior year first quarter.
          The ProCare stores acquired on April 29, 2006 were purchased out of bankruptcy. These stores suffered significant declines in recent years and did not perform at a profitable level in fiscal 2007 and 2008. The ProCare stores lost approximately $.04 per share in fiscal 2008. However, sales have improved and continue to improve since the acquisition, and efforts continue which focus on increasing sales volumes, reducing costs and improving margins. These stores made approximately $.01 per share in the first three months of fiscal 2009, as compared to breaking even in the first three months of fiscal 2008. Comparable store sales for the ProCare stores for the quarter ended June 28, 2008 increased 8.2%. In the first quarter of fiscal 2009, gross profit improved by 100 basis points and operating income improved by $.4 million to $1.0 million as compared to the same period in the prior year. Additionally, pretax income increased by $.6 million to a pretax profit of $.5 million, as compared to a pretax loss of $.1 million in the prior year quarter.
          Gross profit for the quarter ended June 28, 2008 was $50.9 million or 42.3% of sales as compared with $46.7 million or 43.4% of sales for the quarter ended June 30, 2007. The decrease in gross profit for the quarter ended June 28, 2008, as a percentage of sales, is due to several factors. The Valley Forge, Craven and Broad Elm stores acquired in fiscal 2008 increased consolidated material costs and decreased gross profit by .3% of sales due to their heavier tire mix. In addition, chain wide, there was a shift in mix to the lower margin tire and maintenance service categories away from higher margin categories. There were cost increases, as well, in oil and tires. For oil, the Company was able to effectively offset these increases with increases in selling prices, thereby preserving margins. Additionally, selling price increases across the board helped to partially offset the margin depression caused by mix changes and cost increases.
          Partially offsetting these increases was a decrease in labor costs as a percent of sales, primarily due to the continued significant improvement in productivity of the technicians at the ProCare stores, achieved through improved sales and right-sizing of crews. Occupancy costs decreased .4% as a percent of sales from the prior year as the Company gained leverage with positive comparable store sales.
          SG&A expenses for the quarter ended June 28, 2008 increased by $4.2 million to $36.9 million from the quarter ended June 30, 2007, and were 30.6% of sales as compared to 30.4% in the prior year quarter. The increase in SG&A expense as a percentage of sales is largely due to an increase in manager pay related to increased incentives in the first quarter of fiscal 2009, due to improved store performance as compared to the prior year. Additionally, management compensation expense increased as a percent of sales as compared to the prior year due primarily to two factors. There is additional stock option and other compensation expense in the first quarter of fiscal 2009 associated with the Chief Executive Officer’s October 2007 contract renewal. Additionally, increased management bonus was provided in the first quarter of fiscal 2009 as compared to the prior year due to the expectation that the Company will attain required profit goals for fiscal 2009, which it did not attain in 2008.
          With regard to the $4.2 million increase in SG&A expense between fiscal 2008 and 2009, $2.3 million is attributable to an increase in compensation for store and field managers, as well as executive management. This is due to several factors. First, there was a 21 store increase in the weighted average number of stores as compared to the prior year quarter, as well as annual raises for most management employees. Second, management incentives are higher overall than the previous year due to the current and expected improvement in performance at both the store and corporate level. Of this amount, $.5 million relates specifically to field and corporate management incentives. Additionally, advertising expense increased by $.6 million, and benefits expense increased by $.7 million.
          Intangible amortization for the quarter ended June 28, 2008 remains unchanged from $.1 million for the quarter ended June 30, 2007, and was .1% of sales for quarter ended June 28, 2008 and June 30, 2007.
          Gain on disposal of assets for the quarter ended June 28, 2008 increased $.1 million from a loss of $50,000 for the quarter ended June 30, 2007, to a gain of $30,000 for the quarter ended June 28, 2008.
          Operating income for the quarter ended June 28, 2008 of approximately $13.9 million increased by .9% as compared to operating income of approximately $13.8 million for the quarter ended June 30, 2007. However, operating income decreased as a percentage of sales from 12.9% for the quarter ended June 30, 2007 to 11.6% for the quarter ended June 28, 2008.

          Net interest expense for the quarter ended June 28, 2008 increased by approximately $.3 million as compared to the same period in the prior year, and increased from 1.1% to 1.3% as a percentage of sales for the same periods. The weighted average debt outstanding for the quarter ended June 28, 2008 increased by approximately $66 million over the quarter ended June 30, 2007, primarily related to the funding of the Valley Forge, Craven and Broad Elm acquisitions and the funding of the stock repurchase program. However, the weighted average interest rate decreased by approximately 400 basis points from the prior year. This decrease is due to a shift in a larger percentage of debt (revolver vs. capital leases) outstanding at a lower rate.
          Other income for the quarter ended June 28, 2008 decreased $.3 million as compared to the same period in the prior year due to the fact that the Company received a one-time payment of $325,000 in a lawsuit settlement last year.
          The effective tax rate for the quarter ended June 28, 2008 and June 30, 2007 was 37.6% and 37.3%, respectively, of pre-tax income.
          Net income for the quarter ended June 28, 2008 of $7.8 million decreased 4.7% from net income for the quarter ended June 30, 2007. Earnings per share on a diluted basis for the quarter ended June 28, 2008 increased 8.3%.
          While pretax and net income decreased as compared to the prior year, it should be noted that interest expense is up $.5 million directly related to the stock buyback and increased debt of $60 million. Second, there are approximately $.7 million of management incentives included in the quarter ended June 28, 2008 that were not in the same period in the prior year. These incentives primarily related to the improved operating performance of the Company and the retention of the Chief Executive Officer. Third, last year’s numbers included the one time gain of $.3 million from the law suit settlement. Normalizing for these items, pretax income is up 7.6% over the prior year, in spite of tough gross margin pressures specifically in the form of rapidly spiking oil and tire costs.
          Interim Period Reporting
          The data included in this report is unaudited; however, in the opinion of management, all known adjustments (which consist only of normal recurring adjustments) have been made to present fairly the Company’s operating results and financial position for the unaudited periods. The results for interim periods are not necessarily indicative of results to be expected for the fiscal year.
Capital Resources and Liquidity
          Capital Resources
          The Company’s primary capital requirements in fiscal 2009 are the upgrading of facilities and systems in existing stores and the funding of its store expansion program, including potential acquisitions of existing store chains. For the three months ended June 28, 2008, the Company spent $3.7 million principally for equipment and leasehold improvements. Funds were provided primarily by cash flow from operations and bank financing. Management believes that the Company has sufficient resources available (including cash and equivalents, net cash flow from operations and bank financing) to expand its business as currently planned for the next several years.
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
          In June 2008, the Credit Facility was amended again to increase the committed sum by $38.3 million to $163.3 million, thereby reducing the accordion to $36.7 million from $75 million. Additionally, a sixth bank agreed to be added as a lender to the Credit Agreement. Approximately $74.1 million was outstanding under the Facility at June 28, 2008.

          The Company has financed the land associated with its office/warehouse facility via a mortgage note payable of $.7 million due in a balloon payment in 2015. In addition, the Company has financed certain store properties and equipment with capital leases, which amount to $34.1 million and are due in installments through 2026.
          Certain of the Company’s long-term debt agreements require, among other things, the maintenance of specified interest and rent coverage ratios and amounts of net worth. They also contain restrictions on cash dividend payments. At June 28, 2008, the Company is in compliance with the applicable debt covenants. These agreements permit mortgages and specific lease financing arrangements with other parties with certain limitations.
          The Company enters into interest rate hedge agreements, which involve the exchange of fixed and floating rate interest payments periodically over the life of the agreement without the exchange of the underlying principal amounts. The differential to be paid or received is accrued as interest rates change and is recognized over the life of the agreements as an offsetting adjustment to interest expense. The Company entered into three $10 million interest rate swap agreements in July 2008 which expire in July 2010. The purpose of these agreements is to limit the interest rate exposure in the Company’s floating rate debt. Fixed rates under these agreements range from 3.27% to 3.29%.
Recent Accounting Pronouncements
          In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However in February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2 which delays the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the FSP. Effective March 2008, the Company adopted SFAS 157 except as it applies to those non-financial assets and non-financial liabilities as noted in FSP 157-2. The Company does not expect the adoption of SFAS 157 for non-financial assets and non-financial liabilities to have a material impact on the financial results or existing debt covenants of the Company.
          In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The Company did not elect to apply the provisions of SFAS 159 to its existing financial instrument at June 28, 2008.
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
          SFAS 141(R) provides guidance on how an entity will recognize and measure the identifiable assets acquired (including goodwill), liabilities assumed, and noncontrolling interests, if any, acquired in a business combination. SFAS 160 will change the accounting and reporting for minority interests, which will be treated as noncontrolling interests and classified as a component of equity. Both standards are effective for fiscal years beginning after December 15, 2008, and are applicable to the Company for fiscal 2010. Early adoption is prohibited. The Company is currently evaluating both standards. However, the standards will result in an increase in expense during times when the Company is acquisitive.

          In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on the Company’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for interim periods beginning after November 15, 2008. This statement will impact future disclosures as the Company entered into interest rate hedge agreements in July 2008.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          For a description of the Company’s market risks see “Item 7A — Quantitative and Qualitative Disclosures About Market Risk” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2008. The Company’s exposure to market risks has not changed materially from the description in the Annual Report on Form 10-K.
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
          Changes in internal controls
          There were no changes in the Company’s internal control over financial reporting during the quarter ended June 28, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MONRO MUFFLER BRAKE, INC.
PART II — OTHER INFORMATION
     Item 1. Legal Proceedings
          The Company is the defendant in a lawsuit filed in December 2007, in the Supreme Court of the State of New York, claiming that the Company violated federal and state laws relating to the calculation and payment of overtime to certain headquarters employees. In May 2008, subject to Court approval, the Company and the plaintiffs agreed upon the financial terms of a settlement of all claims in the lawsuit (the “Settlement”). In doing so, the Company has not admitted any wrongdoing with respect to the matters involved in the lawsuit. The Company anticipates obtaining final court approval of the Settlement in 2008. The Company recorded a reserve for the Settlement, including an estimate of all costs to bring the matter to a close, in the amount of $.9 million in fiscal year 2008.
          The Company and its subsidiaries are involved in other legal proceedings, claims and litigation arising in the ordinary course of business. In management’s opinion, the outcome of such current legal proceedings is not expected to have a material effect on future operating results or on the Company’s consolidated financial position.
     Item 1A. Risk Factors
          There have been no changes to the risk factors described in the Company’s previously filed Annual Report on Form 10-K for the fiscal year ended March 29, 2008.
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

MONRO MUFFLER BRAKE, INC.
DATE: August 7, 2008	By	/s/ Robert G. Gross
Robert G. Gross
Chief Executive Officer and Chairman of the Board

DATE: August 7, 2008	By	/s/ Catherine D'Amico
Catherine D’Amico
Executive Vice President-Finance, Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Page No.

31.1	Certification of Robert G. Gross pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	19

31.2	Certification of Catherine D’Amico pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	20

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	21