Form 10-Q
period 2008-09-27
MONRO MUFFLER BRAKE INC
filed 2008-11-04
CIK 876427

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2008.
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
Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes      ☑ No
As of October 24, 2008 18,547,822 shares of the Registrant’s Common Stock, par value $.01 per share, were outstanding.

MONRO MUFFLER BRAKE, INC.

MONRO MUFFLER BRAKE, INC.
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MONRO MUFFLER BRAKE, INC.
CONSOLIDATED BALANCE SHEET

	(Unaudited)
	September 27,	March 29,
	2008	2008
	(Dollars in thousands)
Assets
Current assets:
Cash and equivalents	$1,677	$2,108
Trade receivables	2,329	2,116
Inventories	69,954	66,183
Deferred income tax asset	3,781	3,840
Other current assets	19,484	18,626

Total current assets	97,225	92,873

Property, plant and equipment	342,641	338,970
Less — Accumulated depreciation and amortization	(161,730)	(154,786)

Net property, plant and equipment	180,911	184,184
Goodwill	71,592	71,472
Intangible assets and other noncurrent assets	19,272	18,764
Long term deferred tax asset	2,563	3,176

Total assets	$371,563	$370,469

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$1,434	$1,603
Trade payables	29,076	27,257
Federal and state income taxes payable	5,229	914
Accrued payroll, payroll taxes and other payroll benefits	10,701	10,596
Accrued insurance	8,393	6,356
Warranty reserves	4,332	4,086
Other current liabilities	9,404	7,499

Total current liabilities	68,569	58,311

Long-term debt	99,250	122,585
Accrued rent expense	6,698	6,944
Other long-term liabilities	3,607	4,729
Long-term income taxes payable	3,224	3,052

Total liabilities	181,348	195,621

Commitments
Shareholders’ equity:
Class C Convertible Preferred Stock, $1.50 par value, $.096 conversion value, 150,000 shares authorized; 65,000 shares issued and outstanding	97	97
Common Stock, $.01 par value, 45,000,000 shares authorized; 21,870,214 and 21,683,859 shares issued at September 27, 2008 and March 29, 2008, respectively	219	217
Treasury Stock, 3,322,392 shares, at cost	(62,160)	(62,160)
Additional paid-in capital	69,048	66,756
Accumulated other comprehensive loss	(1,240)	(1,182)
Retained earnings	184,251	171,120

Total shareholders’ equity	190,215	174,848

Total liabilities and shareholders’ equity	$371,563	$370,469

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Quarter Ended		Six Months Ended
	Fiscal September		Fiscal September
	2008	2007	2008	2007
	(Dollars in thousands, except per share data)
Sales	$119,912	$112,043	$240,281	$219,664
Cost of sales, including distribution and occupancy costs	69,511	66,505	138,991	127,449

Gross profit	50,401	45,538	101,290	92,215

Operating, selling, general and administrative expenses	36,786	33,805	73,638	66,489
Intangible amortization	133	141	256	263
(Gain) loss on disposal of assets	(286)	101	(319)	155

Total operating expenses	36,633	34,047	73,575	66,907

Operating income	13,768	11,491	27,715	25,308
Interest expense, net of interest income for the quarter of $10 in 2008 and $7 in 2007, and year-to-date of $13 in 2008 and $16 in 2007	1,592	1,255	3,112	2,444
Other income, net	(188)	(155)	(260)	(571)

Income before provision for income taxes	12,364	10,391	24,863	23,435
Provision for income taxes	4,692	3,890	9,397	8,751

Net income	$7,672	$6,501	$15,466	$14,684

Earnings per share:
Basic	$.41	$.31	$.83	$.70

Diluted	$.38	$.29	$.77	$.64

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
(Dollars in thousands)

					Accumulated
				Additional	Other
	Preferred	Common	Treasury	Paid-in	Comprehensive	Retained
	Stock	Stock	Stock	Capital	Loss	Earnings	Total
Balance at March 29, 2008	$97	$217	$(62,160)	$66,756	$(1,182)	$171,120	$174,848

Net income						15,466	15,466

Other comprehensive loss:
SFAS No. 133 adjustment (1)					(19)		(19)
Pension liability adjustment					(39)		(39)

Total comprehensive income							15,408

Cash dividends: Preferred ($.12 per CSE) (2)						(122)	(122)
Common ($.12 per share)						(2,213)	(2,213)

Tax benefit from exercise of stock options				235			235

Exercise of stock options		2		1,007			1,009

Stock option compensation				1,050			1,050

Balance at September 27, 2008	$97	$219	$(62,160)	$69,048	$(1,240)	$184,251	$190,215

(1)	Item is reported net of related taxes of $11.

(2)	CSE — Common stock equivalent
The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended Fiscal
	September
	2008	2007
	(Dollars in thousands)
	Increase (Decrease) in Cash
Cash flows from operating activities:
Net income	$15,466	$14,684
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	10,216	9,785
(Gain) loss on disposal of property, plant and equipment	(319)	155
Stock-based compensation expense	1,050	593
Excess tax benefits from share-based payment arrangements	(126)	(117)
Net change in deferred income taxes	614	(171)
Increase in trade receivables	(213)	(471)
Increase in inventories	(3,771)	(3,172)
(Increase) decrease in other current assets	(668)	1,458
(Increase) decrease in other noncurrent assets	(684)	630
Increase in trade payables	1,611	3,892
Increase in accrued expenses	4,061	1,213
Increase in federal and state income taxes payable	4,550	518
Decrease in other long-term liabilities	(1,333)	(465)
Increase in long-term income taxes payable	172

Total adjustments	15,160	13,848

Net cash provided by operating activities	30,626	28,532

Cash flows from investing activities:
Capital expenditures	(7,106)	(7,562)
Acquisition of ProCare, net of cash acquired		(41)
Acquisition of Craven, net of cash acquired		(12,363)
Acquisition of Valley Forge, net of cash acquired	72	(4,470)
Proceeds from the disposal of property, plant and equipment	1,156	70

Net cash used for investing activities	(5,878)	(24,366)

Cash flows from financing activities:
Proceeds from borrowings	56,859	77,202
Principal payments on long-term debt and capital lease obligations	(80,838)	(69,741)
Purchase of common stock		(10,625)
Exercise of stock options	1,009	1,357
Excess tax benefits from share-based payment arrangements	126	117
Dividends to shareholders	(2,335)	(2,346)

Net cash used for financing activities	(25,179)	(4,036)

(Decrease) increase in cash	(431)	130
Cash at beginning of period	2,108	965

Cash at end of period	$1,677	$1,095

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Condensed Consolidated Financial Statements
     The consolidated balance sheet as of September 27, 2008 and March 29, 2008, the consolidated statements of income for the quarters and six months ended September 27, 2008 and September 29, 2007, the consolidated statements of cash flows for the six months ended September 27, 2008 and September 29, 2007, and the consolidated statement of changes in shareholders’ equity for the six months ended September 27, 2008, include Monro Muffler Brake, Inc. and its wholly owned subsidiary (the “Company”). These unaudited condensed consolidated financial statements have been prepared by the Company. In the opinion of management, all known adjustments (consisting of normal recurring accruals or adjustments) have been made to present fairly the financial position, results of operations and cash flows for the unaudited periods presented.
     Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2008. The results of operations for the interim periods being reported on herein are not necessarily indicative of the operating results for the full year.
     The Company reports its results on a 52/53 week fiscal year with the fiscal year ending on the last Saturday in March of each year. The following are the dates represented by each fiscal period reported in these condensed financial statements:

“Quarter Ended Fiscal September 2008”:	June 29, 2008 — September 27, 2008 (13 weeks)
“Quarter Ended Fiscal September 2007”:	July 1, 2007 — September 29, 2007 (13 weeks)
“Six Months Ended Fiscal September 2008”:	March 30, 2008 — September 27, 2008 (26 weeks)
“Six Months Ended Fiscal September 2007”:	April 1, 2007 — September 29, 2007 (26 weeks)
     Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current year’s presentation.
Note 2 — Acquisitions
     The Company’s acquisitions are strategic moves in its plan to fill in and expand its presence in its existing markets, and leverage fixed operating costs such as distribution and advertising.
     On July 21, 2007, the Company acquired 11 retail tire and automotive repair stores located primarily in the Philadelphia, PA market from Valley Forge Tire & Auto Centers (“Valley Forge”); on July 28, 2007, the Company acquired eight retail tire and automotive repair stores located in the northern Virginia market from Craven Tire & Auto (“Craven”) and on January 26, 2008 the Company acquired seven retail tire and automotive repair stores located in Buffalo, NY from the Broad Elm Group (“Broad Elm”). These stores produce approximately $27 million in sales annually based on unaudited pre-acquisition historical information. The Company purchased the business and substantially all of the operating assets of these stores, which consist mainly of inventory and equipment, and assumed certain liabilities. The total purchase price of these stores was approximately $20.2 million in cash which was financed through the Company’s existing bank facility. The purchase price and the related accounting for these acquisitions is subject to adjustments to reflect final counts of inventory and fixed assets and the completion of the Company’s purchase accounting procedures, including finalizing the valuation of certain tangible and intangible assets. Such adjustments for Valley Forge and Craven were completed in the second quarter of fiscal 2009 and will be completed in the fourth quarter of fiscal 2009 for Broad Elm. These stores all operate under the Mr. Tire brand name. The results of operations of Valley Forge, Craven and Broad Elm are included in the Company’s results from July 21, 2007, July 28, 2007 and January 26, 2008, respectively.
Note 3 — Earnings Per Share
     Basic earnings per common share (EPS) amounts are computed by dividing earnings after the deduction of preferred stock dividends by the average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalents outstanding.

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following is a reconciliation of basic and diluted EPS for the respective periods:

	Quarter Ended		Six Months Ended
	Fiscal September		Fiscal September
	2008	2007	2008	2007
	(Dollars in thousands, except per share data)
Numerator for earnings per common share calculation:
Net Income	$7,672	$6,501	$15,466	$14,684
Less: Preferred stock dividends	61	61	122	108

Income available to common stockholders	$7,611	$6,440	$15,344	$14,576

Denominator for earnings per common share calculation:
Weighted average common shares, basic	18,531	20,866	18,459	20,905
Effect of dilutive securities:
Preferred Stock	1,014	1,014	1,014	1,014
Stock options	685	911	686	935

Weighted average number of common shares, diluted	20,230	22,791	20,159	22,854

Basic Earnings per common share:	$.41	$.31	$.83	$.70

Diluted Earnings per common share:	$.38	$.29	$.77	$.64

     The computation of diluted EPS excludes the effect of the assumed exercise of approximately 1,051,000 and 1,096,000 stock options, respectively, for the three and six months ended fiscal September 2008, and 277,000 and 279,000 stock options, respectively, for the three and six months ended fiscal September 2007. Such amounts were excluded as the exercise prices of these options were greater than the average market value of the Company’s common stock for those periods, resulting in an anti-dilutive effect on diluted EPS.
Note 4 — Income Taxes
     The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”) on April 1, 2007. The total amount of unrecognized tax benefits were $4.1 million and $3.9 million, respectively at September 27, 2008 and March 29, 2008, the majority of which, if recognized, would affect the effective tax rate.
     In the normal course of business, the Company provides for uncertain tax positions and the related interest and penalties, and adjusts its unrecognized tax benefits and accrued interest and penalties accordingly. As of September 27, 2008, the Company had approximately $.4 million of interest and penalties accrued related to unrecognized tax benefits.
     The Company is currently under audit by certain state tax jurisdictions for the fiscal 2001 to 2006 tax years. It is reasonably possible that the examination phase of the audit for these years may conclude in the next 12 months, and that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns may change from those recorded as liabilities for uncertain tax positions in the Company’s financial statements as of September 27, 2008. However, based on the status of the examination, it is not possible to estimate the effect of any amount of such change to previously recorded uncertain tax positions.
     The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions. The Company’s fiscal 2005 through fiscal 2007 U.S. federal tax years and various state tax years remain subject to income tax examinations by tax authorities.

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 5 — Derivative Financial Instruments
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
     The notional amount of derivative financial instruments, which consisted solely of three interest rate swaps used to minimize the risk and/or costs associated with changes in interest rates, was $30.0 million at September 27, 2008. These swaps mature in July 2010. Fixed rates under these agreements range from 3.27% to 3.29%.
     The Company utilizes interest rate swaps to convert variable rate debt to fixed rate debt. The Company reflects the current fair value of all interest rate hedge instruments in its consolidated balance sheets as a component of other long-term liabilities. All of the Company’s interest rate hedge instruments are designated as cash flow hedges.
     The related gains and losses related to the fair value of interest rate hedges are deferred in stockholders’ equity as a component of other comprehensive income or loss. These deferred gains and losses are recognized in income as a decrease or increase to interest expense in the period in which the related cash flows being hedged are recognized in expense. However, to the extent that the change in value of an interest rate hedge instrument does not perfectly offset the change in the value of the cash flows being hedged, that ineffective portion is immediately recognized in the income statement. The Company’s hedge instruments have been determined to be highly effective as of September 27, 2008.
     The Company primarily executes derivative transactions of relatively short duration with strong creditworthy counterparties. These counterparties expose the Company to credit risk in the event of non-performance. The amount of such exposure is limited to the unpaid portion of amounts due to the Company pursuant to the terms of the derivative financial instruments, if any. Although there are no collateral requirements, if a downgrade in the credit rating of these counterparties occurs, management believes that this exposure is mitigated by provisions in the derivative agreements which allow for the legal right of offset of any amounts due to the Company from the counterparties with amounts payable, if any, to the counterparties by the Company. Management considers the risk of counterparty default to be minimal.
Note 6 — Fair Value Measurements
     The Company adopted Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”, as of March 30, 2008. SFAS 157, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:
     Level 1. Observable inputs such as quoted prices in active markets;
     Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
     Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
     Assets and liabilities measured at fair value are based on one or more of the following three valuation techniques:
a.)	Market approach. Prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

b.)	Cost approach. Amount that would be required to replace the service capacity of an asset (replacement cost).

c.)	Income approach. Techniques to convert future amounts to a single present amount based on market expectations (including present value techniques, option-pricing and excess earnings models).

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The Company measures its derivative financial instruments at fair value on a recurring basis. The fair value measurements fall within Level 2 in the fair value hierarchy. The fair values are based on quoted market prices based on observable information at commonly quoted intervals for the full term of the derivative.
     The following table presents the Company’s derivative financial instruments measured at fair value at September 27, 2008:

Interest rate swaps
Other long-term liabilities	$30,000
Note 7 — Supplemental Disclosure of Cash Flow Information
     The following transactions represent non-cash investing and financing activities during the periods indicated:
SIX MONTHS ENDED SEPTEMBER 27, 2008:
     During the six months ended September 27, 2008, the Company recorded purchase accounting adjustments for the Valley Forge, Craven and Broad Elm Acquisitions that increased goodwill by $192,000 and current liabilities by $16,000 and reduced fixed assets by $60,000, intangible assets by $86,000 and long-term deferred tax assets by $30,000.
     In connection with recording the value of the Company’s interest rate swap contracts, other comprehensive income decreased by $19,000 and other long-term liabilities and long-term deferred tax assets increased by $30,000 and $11,000, respectively.
     In connection with the recording of capital leases, the Company increased both fixed assets and long-term debt by $550,000.
     In connection with the termination of capital leases, the Company reduced both debt and fixed assets by $89,000.
     In connection with the purchase of certain properties, the Company increased both fixed assets and current liabilities by $301,000.
     In connection with the accounting for income tax benefits related to the exercise of stock options, the Company reduced current liabilities and increased paid-in capital by $235,000.
SIX MONTHS ENDED SEPTEMBER 29, 2007:
     In connection with the Craven and Valley Forge Acquisitions (Note 2), liabilities were assumed as follows:

Fair value of assets acquired	$2,987,000
Goodwill recorded	14,222,000
Cash paid in FY08, net of cash acquired	(16,833,000)

Liabilities assumed	$376,000

     During the six months ended September 29, 2007, the Company recorded purchase accounting adjustments for the ProCare Acquisition that increased goodwill by $698,000, debt by $142,000, long-term deferred taxes by $465,000 and reduced fixed assets by $1,592,000, current liabilities by $31,000 and long-term liabilities by $540,000.
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

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 8 — Stock Split
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
Note 9 — Cash Dividend
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
Note 10 — Litigation
     The Company is the defendant in a lawsuit filed in December 2007, in the Supreme Court of the State of New York, claiming that the Company violated federal and state laws relating to the calculation and payment of overtime to certain headquarters employees. In May 2008, subject to Court approval, the Company and the plaintiffs agreed upon the financial terms of a settlement of all claims in the lawsuit (the “Settlement”). In doing so, the Company has not admitted any wrong doing with respect to the matters involved in the lawsuit. The Company anticipates obtaining final court approval of the Settlement in calendar 2008. The Company recorded a reserve for the Settlement, including an estimate of all costs to bring the matter to a close, in the amount of $.9 million in fiscal year 2008.
     The Company and its subsidiaries are involved in other legal proceedings, claims and litigation arising in the ordinary course of business. In management’s opinion, the outcome of such current legal proceedings is not expected to have a material effect on future operating results or on the Company’s consolidated financial position.
Note 11 — Other Items
     In July 2007, the Company signed a five-year strategic partnership with Auction Direct USA, which currently operates used vehicle superstores in Rochester, NY, Jacksonville, FL and Raleigh, NC. Under the terms of the agreement, Monro will provide consulting services to Auction Direct as it expands operations and opens additional locations and service centers, as well as supply parts and equipment to those stores. Monro receives annual consulting revenue as well as sales revenue for the Rochester service center work. Further, Auction Direct has issued warrants to Monro for the purchase of 2.5% of its existing equity. In accordance with EITF 00-8, “Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods or Services,” the warrants are de minimis. The Company has not recorded any value in the consolidated financial statements as of September 27, 2008 based on the specific facts and circumstances including its brief history of operating as a small private company, the inability of a 2.5% share of the company to control or significantly influence the operations, the lack of public marketability of the warrants and the four-year vesting period of the rights to exercise these warrants.
Note 12 — Commitment
     The Company has entered into an agreement to purchase the land and building associated with 30 stores that are currently leased from the landlord for a price of $20 million. Such purchases will take place over a period of time and will be completed by June 30, 2009. As of September 27, 2008, eight properties have been purchased at a total price of $4.8 million.
Note 13 — Subsequent Event
     In October 2008, the Company’s Board of Directors declared a regular quarterly cash dividend of $.06 per common share or common share equivalent to be paid on October 27, 2008 to shareholders of record as of October 17, 2008.

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
     The following table sets forth income statement data of Monro Muffler Brake, Inc. (“Monro” or the “Company”) expressed as a percentage of sales for the fiscal periods indicated:

	Quarter Ended		Six Months Ended
	Fiscal September		Fiscal September
	2008	2007	2008	2007
Sales	100.0%	100.0%	100.0%	100.0%

Cost of sales, including distribution and occupancy costs	58.0	59.4	57.8	58.0

Gross profit	42.0	40.6	42.2	42.0

Operating, selling, general and administrative expenses	30.7	30.1	30.6	30.2

Intangible amortization	.1	.1	.1	.1

(Gain) loss on disposal of assets	(.2)	.1	(.1)	.1

Total operating expenses	30.5	30.4	30.6	30.5

Operating income	11.5	10.3	11.5	11.5

Interest expense — net	1.3	1.1	1.3	1.1

Other income — net	(.2)	(.1)	(.1)	(.3)

Income before provision for income taxes	10.3	9.3	10.3	10.7

Provision for income taxes	3.9	3.5	3.9	4.0

Net income	6.4%	5.8%	6.4%	6.7%

Second Quarter and Six Months Ended September 27, 2008 Compared To Second Quarter and Six Months Ended September 29, 2007
     Sales were $119.9 million for the quarter ended September 27, 2008 as compared with $112.0 million in the quarter ended September 29, 2007. The sales increase of $7.9 million or 7.0%, was partially due to a comparable store sales increase of 4.5%. The former ProCare stores acquired in April 2006 are now included in comparable store sales numbers. Additionally, there was an increase of $4.0 million related to new stores. The 19 former Craven, Valley Forge and Broad Elm stores acquired in fiscal 2008 contributed $3.3 million of the increase. The total sales for these acquired stores were $6.8 million in the second quarter of fiscal 2009 as compared to $3.5 million in the second quarter of the prior year. Partially offsetting this was a decrease in sales from closed stores amounting to $.9 million.

     There were 76 selling days in the quarter ended September 27, 2008 and in the quarter ended September 29, 2007.
     At September 27, 2008, the Company had 709 company-operated stores compared with 714 stores at September 29, 2007. During the quarter ended September 27, 2008, the Company closed four stores.
     Sales for the six months ended September 27, 2008 were $240.3 million compared with $219.7 million for the comparable period in the prior year. The sales increase of $20.6 million or 9.4% is due to a comparable store sales increase of 5.0%. Additionally, there was an increase of $11.4 million related to new stores, of which $9.9 million came from the former Craven, Valley Forge and Broad Elm stores acquired in fiscal 2008. The total sales for these acquired stores were $13.4 million in the first six months of fiscal 2009 as compared to $3.5 million in the first six months of the prior year. Partially offsetting this was a decrease in sales related to closed stores amounting to $1.8 million.
     Management believes that the improvement in comparable store sales resulted from several factors, including an increase in brake sales, tire sales, maintenance services, alignments and exhaust sales (in the second quarter). Price increases in many product categories also contributed to the sales improvement. Average ticket for the second quarter and six months ended September 27, 2008 increased over the prior year periods.
     The ProCare stores acquired on April 29, 2006 were purchased out of bankruptcy. These stores suffered significant declines in recent years and did not perform at a profitable level in fiscal 2007 and 2008. The Acquired ProCare stores lost approximately $.04 per share in fiscal 2008. However, sales have improved and continue to improve since the acquisition, and efforts continue which focus on increasing sales volumes, reducing costs and improving margins. These stores made approximately $.01 per share in the quarter ended September 27, 2008, as compared to breaking even in the quarter ended September 29, 2007. Comparable store sales for the Acquired ProCare stores for the quarter ended September 27, 2008 increased 6.6%. In the quarter ended September 27, 2008, gross profit improved by 180 basis points and operating income improved by $.3 million to $.9 million as compared to the same period in the prior year. Additionally, pre-tax income increased by $.5 million to a pre-tax profit of $.4 million, as compared to a pre-tax loss of $.1 million in the quarter ended September 29, 2007. Year-to-date, on a pre-tax basis, the Acquired ProCare stores have improved $1.1 million over last year, with pre-tax income of $.9 million.
     Gross profit for the quarter ended September 27, 2008 was $50.4 million or 42.0% of sales as compared with $45.5 million or 40.6% of sales for the quarter ended September 29, 2007. The increase in gross profit for the quarter ended September 27, 2008, as a percentage of sales, is due to several factors. Total material costs decreased slightly primarily due to decreased outbuys (parts not in stock bought from parts distributors). In addition, cost increases in various items such as oil and tires were largely offset by selling price increases in all categories. Additionally, there was a decrease in labor costs as a percent of sales due to improvement in technician productivity chainwide, and especially at the ProCare stores, achieved through improved sales and right-sizing of crews. When sales improve, and with good control over technician hours, there is less subsidized or guaranteed wages because technicians are more productive, thereby decreasing technician labor as a percent of sales. Additionally sales per man hour increased in the second quarter, for the fourth consecutive year. Occupancy costs decreased .4% as a percent of sales from the prior year as the Company gained leverage with positive comparable store sales.
     Gross profit for the six months ended September 27, 2008 was $101.3 million, or 42.2% of sales, compared with $92.2 million or 42.0% of sales for the six months ended September 29, 2007.
     Operating expenses were virtually flat at 30.5% as a percentage of sales for the second quarter ended September 27, 2008 as compared to the prior year quarter, when operating expenses were 30.4% of sales. Within operating expenses, selling, general and administrative (“SG&A”) expenses for the quarter ended September 27, 2008 increased by $3.0 million to $36.8 million from the quarter ended September 29, 2007, and were 30.7% of sales as compared to 30.1% in the prior year quarter. The increase in SG&A expense as a percentage of sales is partially due to an increase in manager pay related to increased incentives in the second quarter of fiscal 2009, due to improved store performance as compared to the prior year. Additionally, management compensation expense increased as a percent of sales as compared to the prior year due primarily to two factors. There is additional stock option and other compensation expense in the second quarter of fiscal 2009 associated with the Chief Executive Officer’s October 2007 contract renewal. Additionally, increased management bonus was provided in the second quarter of fiscal 2009 as compared to the prior year due to the expectation that the Company will attain required profit goals for fiscal 2009, which it did not attain in 2008. In addition, advertising expense increased as a percent of sales related to the Company’s efforts to improve sales and gain market share. Partially offsetting these increases were decreases in utilities expense and benefits expense as a percent of sales.

     For the six months ended September 27, 2008, SG&A expenses increased by $7.1 million to $73.6 million from the comparable period of the prior year and were 30.6% of sales compared to 30.2%.
     Intangible amortization for the quarter and six months ended September 27, 2008 remains unchanged from $.1 million and $.3 million, respectively, and was .1% of sales for the quarter and six months ended September 27, 2008 and September 29, 2007.
     Gain on disposal of assets for the quarter ended September 27, 2008 increased $.4 million from a loss of $.1 million for the quarter ended September 29, 2007, to a gain of $.3 million for the quarter ended September 27, 2008.
     Gain on disposal of assets for the six months ended September 27, 2008 increased $.5 million from a loss of $.2 million for the six months ended September 29, 2007, to a gain of $.3 million for the six months ended September 27, 2008.
     Operating income for the quarter ended September 27, 2008 of approximately $13.8 million increased by 19.8% as compared to operating income of approximately $11.5 million for the quarter ended September 29, 2007 and increased as a percentage of sales from 10.3% for the quarter ended September 29, 2007 to 11.5% for the quarter ended September 27, 2008.
     Operating income for the six months ended September 27, 2008 of approximately $27.7 million increased by 9.5% as compared to operating income of approximately $25.3 million for the six months ended September 29, 2007, and remained unchanged at 11.5% of sales for both periods.
     Net interest expense for the quarter ended September 27, 2008 increased by approximately $.3 million as compared to the same period in the prior year, and increased from 1.1% to 1.3% as a percentage of sales for the same periods. The weighted average debt outstanding for the quarter ended September 27, 2008 increased by approximately $53 million over the quarter ended September 29, 2007, primarily related to the funding of the Valley Forge, Craven and Broad Elm acquisitions and the funding of the stock repurchase program. However, the weighted average interest rate decreased by approximately 300 basis points from the prior year. This decrease is due to a shift in a larger percentage of debt (revolver vs. capital leases) outstanding at a lower rate, as well as a decrease in bank borrowing rates.
     Net interest expense for the six months ended September 27, 2008 increased by approximately $.7 million as compared to the same period in the prior year, and increased from 1.1% to 1.3% as a percentage of sales for the same periods.
     Other income for the quarter ended September 27, 2008 was flat as compared to the same period in the prior year.
     Other income for the six months ended September 27, 2008 decreased $.3 million as compared to the same period in the prior year due to the fact that the Company received a one-time payment of $325,000 in a lawsuit settlement last year.
     The effective tax rate for the quarter ended September 27, 2008 and September 29, 2007 was 38.0% and 37.4%, respectively, of pre-tax income.
     The effective tax rate for the six months ended September 27, 2008 and September 29, 2007 was 37.8% and 37.3%, respectively, of pre-tax income.
     Net income for the quarter ended September 27, 2008 of $7.7 million increased 18.0% from net income for the quarter ended September 29, 2007. Earnings per share on a diluted basis for the quarter ended September 27, 2008 increased 31.0%.
     For the six months ended September 27, 2008, net income of $15.5 million increased 5.3% and diluted earnings per share increased 20.3%.
     Interim Period Reporting
     The data included in this report is unaudited; however, in the opinion of management, all adjustments have been made to present fairly the Company’s operating results and financial position for the unaudited periods. The results for interim periods are not necessarily indicative of results to be expected for the fiscal year.

Capital Resources and Liquidity
     Capital Resources
     The Company’s primary capital requirements in fiscal 2009 are the upgrading of facilities and systems in existing stores and the funding of its store expansion program, including potential acquisitions of existing store chains. For the six months ended September 27, 2008, the Company spent $7.1 million principally for the purchase of leased properties, equipment and leasehold improvements. Funds were provided primarily by cash flow from operations and bank financing. Management believes that the Company has sufficient resources available (including cash and equivalents, net cash flow from operations and bank financing) to expand its business as currently planned for the next several years.
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
     In June 2008, the Credit Facility was amended again to increase the committed sum by $38.3 million to $163.3 million, thereby reducing the accordion to $36.7 million from $75 million. Additionally, a sixth bank agreed to be added as a lender to the Credit Agreement. Approximately $65.9 million was outstanding under the Facility at September 27, 2008.
     The Company has financed the land associated with its office/warehouse facility via a mortgage note payable of $.7 million due in a balloon payment in 2015. In addition, the Company has financed the acquisition of certain store properties and equipment with capital leases, which amount to $34.1 million and are due in installments through 2026.
     Certain of the Company’s long-term debt agreements require, among other things, the maintenance of specified interest and rent coverage ratios and amounts of net worth. They also contain restrictions on cash dividend payments. At September 27, 2008, the Company is in compliance with the applicable debt covenants. These agreements permit mortgages and specific lease financing arrangements with other parties with certain limitations.
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
     The Company has entered into an agreement to purchase the land and building associated with 30 stores that are currently leased from the landlord for a price of $20 million. Such purchases will take place over a period of time and will be completed by June 30, 2009. As of September 27, 2008, eight properties have been purchased at a total price of $4.8 million.
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
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The Company did not elect to apply the provisions of SFAS 159 to its existing financial instruments at September 27, 2008.
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
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on the Company’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for interim periods beginning after November 15, 2008. This statement will impact future disclosures beginning in the fourth quarter of fiscal 2009 as the Company entered into interest rate hedge agreements in July 2008.
     In August 2008, the SEC announced that it will issue for comment a proposed roadmap regarding the potential use of International Financial Reporting Standards (“IFRS”) for the preparation of financial statements by U.S. registrants. IFRS are standards and interpretations adopted by the International Accounting Standards Board. Under the proposed roadmap, the Company would be required to prepare financial statements in accordance with IFRS in fiscal 2014, including comparative information also prepared under IFRS for fiscal 2013 and fiscal 2012. The Company is currently assessing the potential impact of IFRS on its financial statements and will continue to follow the proposed roadmap for future developments.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The Company is exposed to market risk from potential changes in interest rates. At September 27, 2008 and March 29, 2008, approximately 46% and 1%, respectively, of the Company’s long-term debt, excluding capital leases, was at fixed interest rates and therefore, the fair value is affected by changes in market interest rates. The Company’s cash flow exposure on floating rate debt, which is not supported by interest rate swap agreements, would result in interest expense fluctuating approximately $.4 million based upon the Company’s debt position at quarter ended September 27, 2008 and $.9 million for fiscal year ended March 29, 2008, given a 1% change in LIBOR.
     The Company regularly evaluates these risks and has entered into three interest rate swap agreements, expiring in July 2010, with a notional amount of $30.0 million. These agreements limit the interest rate exposure on the Company’s floating rate debt, related specifically to the Revolving Credit Facility, via the exchange of fixed and floating rate interest payments periodically over the life of the agreements without the exchange of the underlying principal amount. The fixed rates paid by the Company under these agreements range from 3.27% to 3.29%.

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
     Changes in internal controls
     There were no changes in the Company’s internal control over financial reporting during the quarter ended September 27, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MONRO MUFFLER BRAKE, INC.
PART II — OTHER INFORMATION
     Item 1. Legal Proceedings
          The Company is the defendant in a lawsuit filed in December 2007, in the Supreme Court of the State of New York, claiming that the Company violated federal and state laws relating to the calculation and payment of overtime to certain headquarters employees. In May 2008, subject to Court approval, the Company and the plaintiffs agreed upon the financial terms of a settlement of all claims in the lawsuit (the “Settlement”). In doing so, the Company has not admitted any wrongdoing with respect to the matters involved in the lawsuit. The Company anticipates obtaining final court approval of the Settlement in calendar 2008. The Company recorded a reserve for the Settlement, including an estimate of all costs to bring the matter to a close, in the amount of $.9 million in fiscal year 2008.
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
     Item 4. Submission of Matters to a Vote of Security Holders
          The 2008 Annual Meeting of Shareholders of the Company (the “2008 Meeting”) was held on August 12, 2008. At the 2008 Meeting, the Company’s common shareholders elected the Company’s nominees Richard A. Berenson, Donald Glickman, Lionel B. Spiro and Elizabeth A. Wolszon to Class 1 of the Board of Directors, to serve until the election and qualification of their respective successors at the 2010 Annual Meeting of Shareholders. Such nominees for director received the following votes:

Name	Votes For	Votes Withheld
Richard A. Berenson	16,751,567	394,719
Donald Glickman	15,884,778	1,261,508
Lionel B. Spiro	16,715,216	431,070
Elizabeth A. Wolszon	15,102,046	2,044,240
          In addition, Frederick M. Danziger, Robert G. Gross, Peter J. Solomon and Francis R. Strawbridge will continue as Class 2 directors until the election and qualification of their respective successors at the 2009 Annual Meeting of Shareholders.
          Also approved was a proposal to evaluate the selection of independent public accountants (17,078,864 shares in favor, 58,884 shares against and 8,538 shares abstaining).
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

MONRO MUFFLER BRAKE, INC.

DATE: November 4, 2008	By	/s/ Robert G. Gross Robert G. Gross Chief Executive Officer and Chairman of the Board

DATE: November 4, 2008	By	/s/ Catherine D’Amico Catherine D’Amico Executive Vice President-Finance, Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Page No.
31.1	Certification of Robert G. Gross pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	21

31.2	Certification of Catherine D’Amico pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	22

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	23