Form 10-Q
period 2008-12-27
MONRO MUFFLER BRAKE INC
filed 2009-02-05
CIK 876427

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2008.
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
Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes       ☑No
As of January 23, 2009, 19,355,451 shares of the Registrant’s Common Stock, par value $.01 per share, were outstanding.

MONRO MUFFLER BRAKE, INC.

MONRO MUFFLER BRAKE, INC.
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MONRO MUFFLER BRAKE, INC.
CONSOLIDATED BALANCE SHEET

	(Unaudited)
	December 27,	March 29,
	2008	2008
	(Dollars in thousands)
Assets
Current assets:
Cash and equivalents	$3,406	$2,108
Trade receivables	2,232	2,116
Inventories	69,619	66,183
Deferred income tax asset	3,743	3,840
Other current assets	19,194	18,626

Total current assets	98,194	92,873

Property, plant and equipment	348,668	338,970
Less — Accumulated depreciation and amortization	(164,619)	(154,786)

Net property, plant and equipment	184,049	184,184
Goodwill	71,816	71,472
Intangible assets and other noncurrent assets	18,387	18,764
Long term deferred tax asset	799	3,176

Total assets	$373,245	$370,469

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$1,616	$1,603
Trade payables	34,868	27,257
Federal and state income taxes payable	928	914
Accrued payroll, payroll taxes and other payroll benefits	12,638	10,596
Accrued insurance	8,520	6,356
Warranty reserves	4,503	4,086
Other current liabilities	8,962	7,499

Total current liabilities	72,035	58,311

Long-term debt	93,093	122,585
Accrued rent expense	6,626	6,944
Other long-term liabilities	4,358	4,729
Long-term income taxes payable	3,395	3,052

Total liabilities	179,507	195,621

Commitments
Shareholders’ equity:
Class C Convertible Preferred Stock, $1.50 par value, $.096 conversion value, 150,000 shares authorized; 32,500 and 65,000 shares issued and outstanding at December 27, 2008 and March 29, 2008, respectively	49	97
Common Stock, $.01 par value, 45,000,000 shares authorized; 22,934,919 and 21,683,859 shares issued at December 27, 2008 and March 29, 2008, respectively	229	217
Treasury Stock, 3,580,829 and 3,322,392 shares at December 27, 2008 and March 29, 2008, respectively, at cost	(67,454)	(62,160)
Additional paid-in capital	74,092	66,756
Accumulated other comprehensive loss	(1,834)	(1,182)
Retained earnings	188,656	171,120

Total shareholders’ equity	193,738	174,848

Total liabilities and shareholders’ equity	$373,245	$370,469

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Quarter Ended		Nine Months Ended
	Fiscal December		Fiscal December
	2008	2007	2008	2007
	(Dollars in thousands, except per share data)
Sales	$118,680	$112,514	$358,961	$332,178
Cost of sales, including distribution and occupancy costs	73,465	70,065	212,456	197,514

Gross profit	45,215	42,449	146,505	134,664

Operating, selling, general and administrative expenses	35,694	34,377	109,332	100,865
Intangible amortization	112	149	368	413
Gain on disposal of assets	(510)	(1,006)	(828)	(851)

Total operating expenses	35,296	33,520	108,872	100,427

Operating income	9,919	8,929	37,633	34,237
Interest expense, net of interest income for the quarter of $7 in 2008 and $6 in 2007, and year-to-date of $21 in 2008 and $22 in 2007	1,536	1,508	4,648	3,952
Other income, net	(99)	(114)	(360)	(685)

Income before provision for income taxes	8,482	7,535	33,345	30,970
Provision for income taxes	2,904	2,233	12,301	10,985

Net income	$5,578	$5,302	$21,044	$19,985

Earnings per share:
Basic	$.29	$.27	$1.12	$.97

Diluted	$.28	$.25	$1.05	$.89

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
(Dollars in thousands)

					Accumulated
				Additional	Other
	Preferred	Common	Treasury	Paid-in	Comprehensive	Retained
	Stock	Stock	Stock	Capital	Loss	Earnings	Total
Balance at March 29, 2008	$97	$217	$(62,160)	$66,756	$(1,182)	$171,120	$174,848

Net income						21,044	21,044

Other comprehensive loss:
Unrealized loss on derivative contracts (1)					(613)		(613)
Pension liability adjustment					(39)		(39)

Total comprehensive income							20,392

Cash dividends:
Preferred ($.18 per CSE) (2)						(183)	(183)
Common ($.18 per share)						(3,325)	(3,325)

Conversion of Class C preferred stock	(48)	5		43			0

Tax benefit from exercise of stock options				2,933			2,933

Exercise of stock options		7	(5,294)	2,953			(2,334)

Stock option compensation				1,407			1,407

Balance at December 27, 2008	$49	$229	$(67,454)	$74,092	$(1,834)	$188,656	$193,738

(1)	Item is reported net of related taxes of $375.

(2)	CSE — Common stock equivalent
The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended Fiscal December
	2008	2007
	(Dollars in thousands)
	Increase (Decrease) in Cash
Cash flows from operating activities:
Net income	$21,044	$19,985
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	15,270	14,903
Gain on disposal of property, plant and equipment	(828)	(851)
Stock-based compensation expense	1,407	1,445
Excess tax benefits from share-based payment arrangements	(3,173)	(138)
Net change in deferred income taxes	2,780	(149)
Increase in trade receivables	(116)	(466)
Increase in inventories	(3,436)	(3,799)
Decrease in other current assets	75	3,434
Decrease (increase) in other noncurrent assets	27	(1,873)
Increase in trade payables	7,343	1,933
Increase in accrued expenses	3,017	2,028
Increase in federal and state income taxes payable	2,947	1,442
Decrease in other long-term liabilities	(1,500)	(534)
Increase (decrease) in long-term income taxes payable	343	(335)

Total adjustments	24,156	17,040

Net cash provided by operating activities	45,200	37,025

Cash flows from investing activities:
Capital expenditures	(16,808)	(12,939)
Acquisitions, net of cash acquired	72	(16,841)
Proceeds from the disposal of property, plant and equipment	1,882	927

Net cash used for investing activities	(14,854)	(28,853)

Cash flows from financing activities:
Proceeds from borrowings	85,585	144,259
Principal payments on long-term debt and capital lease obligations	(115,328)	(98,804)
Purchase of common stock		(51,547)
Exercise of stock options	1,030	1,498
Excess tax benefits from share-based payment arrangements	3,173	138
Dividends to shareholders	(3,508)	(3,650)

Net cash used for financing activities	(29,048)	(8,106)

Increase in cash	1,298	66
Cash at beginning of period	2,108	965

Cash at end of period	$3,406	$1,031

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Condensed Consolidated Financial Statements
     The consolidated balance sheet as of December 27, 2008 and March 29, 2008, the consolidated statements of income for the quarters and nine months ended December 27, 2008 and December 29, 2007, the consolidated statements of cash flows for the nine months ended December 27, 2008 and December 29, 2007, and the consolidated statement of changes in shareholders’ equity for the nine months ended December 27, 2008, include Monro Muffler Brake, Inc. and its wholly owned subsidiary (the “Company”). These unaudited condensed consolidated financial statements have been prepared by the Company. In the opinion of management, all known adjustments (consisting of normal recurring accruals or adjustments) have been made to present fairly the financial position, results of operations and cash flows for the unaudited periods presented.
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
     The Company reports its results on a 52/53 week fiscal year with the fiscal year ending on the last Saturday in March of each year. The following are the dates represented by each fiscal period reported in these condensed financial statements:

“Quarter Ended Fiscal December 2008”:	September 28, 2008 — December 27, 2008 (13 weeks)
“Quarter Ended Fiscal December 2007”:	September 30, 2007 — December 29, 2007 (13 weeks)
“Nine Months Ended Fiscal December 2008”:	March 30, 2008 — December 27, 2008 (39 weeks)
“Nine Months Ended Fiscal December 2007”:	April 1, 2007 — December 29, 2007 (39 weeks)
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

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following is a reconciliation of basic and diluted EPS for the respective periods:

	Quarter Ended		Nine Months Ended
	Fiscal December		Fiscal December
	2008	2007	2008	2007
	(Dollars in thousands, except per share data)
Numerator for earnings per common share calculation:
Net Income	$5,578	$5,302	$21,044	$19,985
Less: Preferred stock dividends	61	61	183	169

Income available to common stockholders	$5,517	$5,241	$20,861	$19,816

Denominator for earnings per common share calculation:
Weighted average common shares, basic	19,040	19,718	18,653	20,509
Effect of dilutive securities:
Preferred Stock	713	1,014	913	1,014
Stock options	342	821	496	894

Weighted average number of common shares, diluted	20,095	21,553	20,062	22,417

Basic Earnings per common share:	$.29	$.27	$1.12	$.97

Diluted Earnings per common share:	$.28	$.25	$1.05	$.89

     The computation of diluted EPS excludes the effect of the assumed exercise of approximately 952,000 and 1,049,000 stock options, respectively, for the three and nine months ended fiscal December 2008, and 730,000 stock options for the three and nine months ended fiscal December 2007. Such amounts were excluded as the exercise prices of these options were greater than the average market value of the Company’s common stock for those periods, resulting in an anti-dilutive effect on diluted EPS.
Note 4 — Income Taxes
     The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”) on April 1, 2007. The total amount of unrecognized tax benefits were $3.6 million and $3.9 million, respectively at December 27, 2008 and March 29, 2008, the majority of which, if recognized, would affect the effective tax rate.
     In the normal course of business, the Company provides for uncertain tax positions and the related interest and penalties, and adjusts its unrecognized tax benefits and accrued interest and penalties accordingly. As of December 27, 2008, the Company had approximately $.4 million of interest and penalties accrued related to unrecognized tax benefits.
     The Company is currently under audit by certain state tax jurisdictions for the fiscal 2001 to 2006 tax years. It is reasonably possible that the examination phase of the audit for these years may conclude in the next 12 months, and that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns may change from those recorded as liabilities for uncertain tax positions in the Company’s financial statements as of December 27, 2008. However, based on the status of the examination, it is not possible to estimate the effect of any amount of such change to previously recorded uncertain tax positions.
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
     The notional amount of derivative financial instruments, which consisted solely of three interest rate swaps used to minimize the risk and/or costs associated with changes in interest rates, was $30.0 million at December 27, 2008. These swaps mature in July 2010. Fixed rates under these agreements range from 3.27% to 3.29%.
     The Company utilizes interest rate swaps to convert variable rate debt to fixed rate debt. The Company reflects the current fair value of all interest rate hedge instruments in its consolidated balance sheets as a component of other long-term liabilities. All of the Company’s interest rate hedge instruments are designated as cash flow hedges.
     The related gains and losses related to the fair value of interest rate hedges are deferred in stockholders’ equity as a component of other comprehensive income or loss. These deferred gains and losses are recognized in income as a decrease or increase to interest expense in the period in which the related cash flows being hedged are recognized in expense. However, to the extent that the change in value of an interest rate hedge instrument does not perfectly offset the change in the value of the cash flows being hedged, that ineffective portion is immediately recognized in the income statement. The Company’s hedge instruments have been determined to be highly effective as of December 27, 2008.
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
     The following table presents the Company’s derivative financial instruments measured at fair value at December 27, 2008:
Interest rate swaps
     Other long-term liabilities            $988,000
Note 7 — Supplemental Disclosure of Cash Flow Information
     The following transactions represent non-cash investing and financing activities during the periods indicated:
NINE MONTHS ENDED DECEMBER 27, 2008:
     During the nine months ended December 27, 2008, the Company recorded purchase accounting adjustments for the Valley Forge, Craven and Broad Elm Acquisitions that increased goodwill by $416,000 and current liabilities by $23,000 and reduced fixed assets by $60,000, intangible assets by $303,000 and long-term deferred tax assets by $30,000. Adjustments were related to the finalization of fixed asset appraisals and customer list valuations, and were within one year of the acquisition.
     In connection with recording the value of the Company’s interest rate swap contracts, other comprehensive income decreased by $613,000 and other long-term liabilities and long-term deferred tax assets increased by $988,000 and $375,000, respectively.
     In connection with the recording of capital leases, the Company increased both fixed assets and long-term debt by $550,000.
     In connection with the termination of capital leases, the Company reduced debt by $299,000, fixed assets by $106,000 and increased other long-term liabilities by $193,000.
     In connection with the accounting for income tax benefits related to the exercise of stock options, the Company reduced current liabilities and increased paid-in capital by $2,933,000.
     In connection with the exercise of stock options by the Company’s Chief Executive Officer (See Note 13), the Company increased current liabilities, common stock, paid-in capital and treasury stock by $3,364,000, $5,000, $1,925,000 and $5,294,000, respectively.
     In connection with the conversion of preferred stock, the Company increased common stock and paid-in capital by $5,000 and $43,000, respectively and decreased preferred stock by $48,000.
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
Note 10 — Litigation
     The Company is the defendant in a lawsuit filed in December 2007, in the Supreme Court of the State of New York, claiming that the Company violated federal and state laws relating to the calculation and payment of overtime to certain headquarters employees. In May 2008, subject to Court approval, the Company and the plaintiffs agreed upon the financial terms of a settlement of all claims in the lawsuit (the “Settlement”). In doing so, the Company has not admitted any wrong doing with respect to the matters involved in the lawsuit. The Company anticipates obtaining final court approval of the Settlement in March 2009. The Company recorded a reserve for the Settlement, including an estimate of all costs to bring the matter to a close, in the amount of $.9 million in fiscal year 2008. This amount was reduced by approximately $.1 million in fiscal year 2009 due to lower than anticipated costs to resolve the matter.
     The Company and its subsidiaries are involved in other legal proceedings, claims and litigation arising in the ordinary course of business. In management’s opinion, the outcome of such current legal proceedings is not expected to have a material effect on future operating results or on the Company’s consolidated financial position.
Note 11 — Commitment
     The Company has entered into an agreement to purchase the land and building associated with 30 stores that are currently leased from the landlord for a price of $20 million. Such purchases will take place over a period of time and are expected to be completed by June 30, 2009. As of December 27, 2008, 17 properties have been purchased at a total price of $10.1 million.
Note 12 — Preferred Stock Conversion
     In November 2008, preferred stockholders converted 32,500 shares of Class C preferred stock to 506,755 shares of common stock.
Note 13 — Treasury Stock Transaction
     In October and November 2008, the Company’s Chief Executive Officer surrendered 258,000 shares of Monro common stock at fair market value to pay the exercise price and to partially satisfy tax withholding obligations on the exercise of 556,000 stock options.

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 14 — Subsequent Event
     In January 2009, the Company’s Board of Directors declared a regular quarterly cash dividend of $.06 per common share or common share equivalent to be paid on January 30, 2009 to shareholders of record as of January 20, 2009.

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
     The following table sets forth income statement data of Monro Muffler Brake, Inc. (“Monro” or the “Company”) expressed as a percentage of sales for the fiscal periods indicated:

	Quarter Ended		Nine Months Ended
	Fiscal December		Fiscal December
	2008	2007	2008	2007
Sales	100.0%	100.0%	100.0%	100.0%

Cost of sales, including distribution and occupancy costs	61.9	62.3	59.2	59.5

Gross profit	38.1	37.7	40.8	40.5

Operating, selling, general and administrative expenses	30.1	30.6	30.5	30.4

Intangible amortization	.1	.1	.1	.1

Gain on disposal of assets	(.4)	(.9)	(.2)	(.3)

Total operating expenses	29.7	29.8	30.3	30.2

Operating income	8.4	7.9	10.5	10.3

Interest expense — net	1.3	1.3	1.3	1.2

Other income — net	(.1)	(.1)	(.1)	(.2)

Income before provision for income taxes	7.1	6.7	9.3	9.3

Provision for income taxes	2.4	2.0	3.4	3.3

Net income	4.7%	4.7%	5.9%	6.0%

Third Quarter and Nine Months Ended December 27, 2008 Compared To Third Quarter and Nine Months Ended December 29, 2007
     Sales were $118.7 million for the quarter ended December 27, 2008 as compared with $112.5 million in the quarter ended December 29, 2007. The sales increase of $6.2 million or 5.5% was partially due to a comparable store sales increase of 5.9%. The former ProCare stores acquired in April 2006 are now included in comparable store sales numbers. Additionally, there was an increase of $2.4 million related to new stores. The 19 former Craven, Valley Forge and Broad Elm stores acquired in fiscal 2008 contributed $1.7 million of the increase. The total sales for these acquired stores were $7.2 million in the third quarter of fiscal 2009 as compared to $5.5 million in the third quarter of the prior year. Partially offsetting this was a decrease in sales from closed stores amounting to $1.2 million.

     There were 76 selling days in each of the quarters ended December 27, 2008 and December 29, 2007.
     Bulk sales to a barter company of slower moving inventory were approximately $1.4 million in the current quarter as compared to $2.5 million in the prior year quarter. These are important transactions to the Company as they help to improve inventory turns and reduce carrying costs. Inventory turns have a more direct impact on cost of goods sold than they had in the past because of the large amount of vendor rebates that the Company receives, which are recognized over inventory turns under current accounting rules.
     At December 27, 2008, the Company had 711 company-operated stores compared with 713 stores at December 29, 2007. During the quarter ended December 27, 2008, the Company opened three stores and closed one store.
     Sales for the nine months ended December 27, 2008 were $359.0 million compared with $332.2 million for the comparable period in the prior year. The sales increase of $26.8 million or 8.1% is due to a comparable store sales increase of 5.3%. Additionally, there was an increase of $13.8 million related to new stores, of which $11.6 million came from the former Craven, Valley Forge and Broad Elm stores acquired in fiscal 2008. The total sales for these acquired stores were $20.6 million in the first nine months of fiscal 2009 as compared to $9.0 million in the first nine months of the prior year. Partially offsetting this was a decrease in sales related to closed stores amounting to $3.0 million.
     There were 229 selling days for the first nine months of fiscal 2009 and 2008.
     Management believes that the improvement in comparable store sales resulted from several factors, including an increase in brake sales, tire sales, maintenance services and alignments (in the third quarter). Price increases in many product categories also contributed to the sales improvement. Average ticket for the third quarter and nine months ended December 27, 2008 increased over the prior year periods.
     The ProCare stores acquired on April 29, 2006 were purchased out of bankruptcy. These stores suffered significant declines in recent years and did not perform at a profitable level in fiscal 2007 and 2008. The Acquired ProCare stores lost approximately $.04 per share in fiscal 2008. However, sales have improved and continue to improve since the acquisition, and efforts continue which focus on increasing sales volumes, reducing costs and improving margins. These stores made approximately $.01 per share in the quarter ended December 27, 2008, as compared to a loss of approximately $.01 per share in the quarter ended December 29, 2007. Comparable store sales for the Acquired ProCare stores for the quarter ended December 27, 2008 increased 9.3%. In the quarter ended December 27, 2008, gross profit improved by 40 basis points and operating income improved by $.6 million to $.9 million as compared to the same period in the prior year. Additionally, pre-tax income increased by $.8 million to a pre-tax profit of $.4 million, as compared to a pre-tax loss of $.4 million in the quarter ended December 29, 2007. Year-to-date, on a pre-tax basis, the Acquired ProCare stores have improved $1.9 million over last year, with pre-tax income of $1.3 million.
     Gross profit for the quarter ended December 27, 2008 was $45.2 million or 38.1% of sales as compared with $42.4 million or 37.7% of sales for the quarter ended December 29, 2007. The increase in gross profit for the quarter ended December 27, 2008, as a percentage of sales, is due to several factors. There was a decrease in labor costs as a percent of sales due partially to a shift in mix to tire sales as well as an improvement in technician productivity chainwide, especially in the tire stores, achieved through improved sales and right-sizing of crews. When sales improve, and with good control over technician hours, there is less subsidized or guaranteed wages because technicians are more productive, thereby decreasing technician labor as a percent of sales. Additionally sales per man hour increased in the third quarter, for the third consecutive year. Occupancy costs decreased .6% as a percent of sales from the prior year as the Company gained leverage with positive comparable store sales.
     Partially offsetting these cost decreases was an increase in total material costs due to cost increases in oil and tires, as well as a shift in mix from the higher margin categories of brakes, shocks and exhaust to the lower margin categories of tires and maintenance services. It appears that consumer spending is focused more on needed services rather than more discretionary items.
     Gross profit for the nine months ended December 27, 2008 was $146.5 million, or 40.8% of sales, compared with $134.7 million or 40.5% of sales for the nine months ended December 29, 2007.

     Operating expenses for the quarter ended December 27, 2008 were $35.3 million or 29.7% of sales compared with $33.5 million or 29.8% of sales for the quarter ended December 29, 2007. Within operating expenses, selling, general and administrative (“SG&A”) expenses for the quarter ended December 27, 2008 increased by $1.3 million to $35.7 million from the quarter ended December 29, 2007, and were 30.1% of sales as compared to 30.6% in the prior year quarter. The decrease in SG&A expense as a percentage of sales is due to a number of factors. First, there is a decrease in expense related to the Chief Executive Officer’s stock options awarded in the prior year (October 2007) in connection with the renewal of his contract. The contract included a tranche of options that vested immediately with the signing of the contract, and the related expense of $.9 million had to be recognized. Second, the Company recorded a credit of approximately $.3 million in the third quarter of this fiscal year related to a decrease in environmental reserves that had been previously provided for some of the Company’s older acquired stores. The Company has been able to settle some of these liabilities for lesser amounts than originally estimated. Utilities expense also decreased as a percentage of sales as compared to the prior year quarter. Additionally, in the third quarter of fiscal 2009, the Company gained leverage on expenses in connection with the larger increase in comparable store sales.
     Partially offsetting these decreases was an increase in manager pay related to increased incentives in the third quarter of fiscal 2009, due to improved store performance as compared to the prior year. Additionally, management compensation expense increased as a percent of sales as compared to the prior year due to increased management bonus provided in the third quarter of fiscal 2009 as compared to the prior year, due to the expectation that the Company will attain required profit goals for fiscal 2009, which it did not attain in 2008.
     For the nine months ended December 27, 2008, SG&A expenses increased by $8.5 million to $109.3 million from the comparable period of the prior year and were 30.5% of sales compared to 30.4%.
     Intangible amortization for the quarter and nine months ended December 27, 2008 remains unchanged from $.1 million and $.4 million, respectively, and was .1% of sales for the quarter and nine months ended December 27, 2008 and December 29, 2007.
     Gain on disposal of assets for the quarter ended December 27, 2008 decreased $.5 million from a gain of $1.0 million for the quarter ended December 29, 2007, to a gain of $.5 million for the quarter ended December 27, 2008, increasing Operating Expenses by .5 as a percentage of sales.
     Gain on disposal of assets for the nine months ended December 27, 2008 decreased $.1 million from a gain of $.9 million for the nine months ended December 29, 2007, to a gain of $.8 million for the nine months ended December 27, 2008, increasing Operating Expenses by .1 as a percentage of sales.
     Operating income for the quarter ended December 27, 2008 of approximately $9.9 million increased by 11.1% as compared to operating income of approximately $8.9 million for the quarter ended December 29, 2007, and increased as a percentage of sales from 7.9% for the quarter ended December 29, 2007 to 8.4% for the quarter ended December 27, 2008.
     Operating income for the nine months ended December 27, 2008 of approximately $37.6 million increased by 9.9% as compared to operating income of approximately $34.2 million for the nine months ended December 29, 2007, and increased as a percentage of sales from 10.3% for the nine months ended December 29, 2007 to 10.5% for the nine months ended December 27, 2008.
     Net interest expense for the quarter ended December 27, 2008 remained unchanged at $1.5 million and 1.3% of sales. The weighted average debt outstanding for the quarter ended December 27, 2008 increased by approximately $23 million over the quarter ended December 29, 2007, primarily related to the funding of the Valley Forge, Craven and Broad Elm acquisitions and the funding of the stock repurchase program, all of which occurred in fiscal year 2008. However, the weighted average interest rate decreased by approximately 170 basis points from the prior year. This decrease is due to a shift in a larger percentage of debt (revolver vs. capital leases) outstanding at a lower rate, as well as a decrease in the LIBOR and prime bank borrowing rates.
     Net interest expense for the nine months ended December 27, 2008 increased by approximately $.7 million as compared to the same period in the prior year, and increased from 1.2% to 1.3% as a percentage of sales for the same periods.
     Other income for the quarter ended December 27, 2008 was flat with the prior year at $.1 million and .1 as a percentage of sales.
     Other income for the nine months ended December 27, 2008 decreased $.3 million as compared to the same period in the prior year due to the fact that the Company received a one-time payment of $325,000 in a lawsuit settlement last year.

     The effective tax rate for the quarter ended December 27, 2008 and December 29, 2007 was 34.2% and 29.6%, respectively, of pre-tax income. For the nine months ended December 27, 2008 and December 29, 2007 the effective tax rate was 36.9% and 35.5%, respectively, of pre-tax income. Both quarters’ tax expense was impacted positively by the resolution of uncertain tax positions in accordance with FIN 48. The primary reason the tax rate was lower in the prior year quarter and year to date is because income tax expense was reduced by $.3 million related to the resolution of state tax accounting tax matters including state apportionment factors.
     Net income for the quarter ended December 27, 2008 of $5.6 million increased 5.2% from net income for the quarter ended December 29, 2007. Earnings per share on a diluted basis for the quarter ended December 27, 2008 increased 12.0%.
     For the nine months ended December 27, 2008, net income of $21.0 million increased 5.3% and diluted earnings per share increased 18.0%.
     Interim Period Reporting
     The data included in this report is unaudited; however, in the opinion of management, all adjustments have been made to present fairly the Company’s operating results and financial position for the unaudited periods. The results for interim periods are not necessarily indicative of results to be expected for the fiscal year.
Capital Resources and Liquidity
     Capital Resources
     The Company’s primary capital requirements in fiscal 2009 are the upgrading of facilities and systems in existing stores and the funding of its store expansion program, including potential acquisitions of existing store chains. For the nine months ended December 27, 2008, the Company spent $16.8 million principally for the purchase of leased properties, equipment and leasehold improvements. Funds were provided primarily by cash flow from operations and bank financing. Management believes that the Company has sufficient resources available (including cash and equivalents, net cash flow from operations and bank financing) to expand its business as currently planned for the next several years.
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
     In June 2008, the Credit Facility was amended again to increase the committed sum by $38.3 million to $163.3 million, thereby reducing the accordion to $36.7 million from $75 million. Additionally, a sixth bank agreed to be added as a lender to the Credit Agreement. Approximately $60.5 million was outstanding under the Facility at December 27, 2008.
     The Company has financed the land associated with its office/warehouse facility via a mortgage note payable of $.7 million due in a balloon payment in 2015. In addition, the Company has financed the acquisition of certain store properties and equipment with capital leases, which amount to $33.5 million and are due in installments through 2026.
     Certain of the Company’s long-term debt agreements require, among other things, the maintenance of specified interest and rent coverage ratios and amounts of net worth. They also contain restrictions on cash dividend payments. At December 27, 2008, the Company is in compliance with the applicable debt covenants. These agreements permit mortgages and specific lease financing arrangements with other parties with certain limitations.
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
     The Company has entered into an agreement to purchase the land and building associated with 30 stores that are currently leased from the landlord for a price of $20 million. Such purchases will take place over a period of time and will be completed by June 30, 2009. As of December 27, 2008, 17 properties have been purchased at a total price of $10.1 million.
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
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The Company did not elect to apply the provisions of SFAS 159 to its existing financial instruments at December 27, 2008.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The Company is exposed to market risk from potential changes in interest rates. At December 27, 2008 and March 29, 2008, approximately 50% and 1%, respectively, of the Company’s long-term debt, excluding capital leases, was at fixed interest rates and therefore, the fair value is affected by changes in market interest rates. The Company’s cash flow exposure on floating rate debt, which is not supported by interest rate swap agreements, would result in interest expense fluctuating approximately $.3 million based upon the Company’s debt position at quarter ended December 27, 2008 and $.9 million for fiscal year ended March 29, 2008, given a 1% change in LIBOR.
     The Company regularly evaluates these risks and has entered into three interest rate swap agreements, expiring in July 2010, with an aggregate notional amount of $30.0 million. These agreements limit the interest rate exposure on the Company’s floating rate debt, related specifically to the Revolving Credit Facility, via the exchange of fixed and floating rate interest payments periodically over the life of the agreements without the exchange of the underlying principal amount. The fixed rates paid by the Company under these agreements range from 3.27% to 3.29%.
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
     Changes in internal controls
     There were no changes in the Company’s internal control over financial reporting during the quarter ended December 27, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MONRO MUFFLER BRAKE, INC.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     The Company is the defendant in a lawsuit filed in December 2007, in the Supreme Court of the State of New York, claiming that the Company violated federal and state laws relating to the calculation and payment of overtime to certain headquarters employees. In May 2008, subject to Court approval, the Company and the plaintiffs agreed upon the financial terms of a settlement of all claims in the lawsuit (the “Settlement”). In doing so, the Company has not admitted any wrongdoing with respect to the matters involved in the lawsuit. The Company anticipates obtaining final court approval of the Settlement in March 2009. The Company recorded a reserve for the Settlement, including an estimate of all costs to bring the matter to a close, in the amount of $.9 million in fiscal year 2008. This amount was reduced by approximately $.1 million in fiscal year 2009 due to lower than anticipated costs to resolve the matters.
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

MONRO MUFFLER BRAKE, INC.
DATE: February 5, 2009	By:	/s/ Robert G. Gross
Robert G. Gross
Chief Executive Officer and Chairman of the Board

DATE: February 5, 2009	By:	/s/ Catherine D’Amico
Catherine D’Amico
Executive Vice President-Finance, Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Page No.

31.1	Certification of Robert G. Gross pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	22

31.2	Certification of Catherine D’Amico pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	23

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	24