Form 10-K
period 2009-03-28
MONRO MUFFLER BRAKE INC
filed 2009-06-11
CIK 876427

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(MARK ONE)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year Ended March 28, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-19357

MONRO MUFFLER BRAKE, INC.
(Exact name of registrant as specified in its charter)

New York	16-0838627
(State of incorporation)	(I.R.S. Employer Identification No.)
200 Holleder Parkway,
Rochester, New York (Address of principal executive offices)	14615 (Zip code)

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

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, September 27, 2008, was approximately $407,500,000.

As of May 29, 2009, 19,436,867 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement (to be filed pursuant to Regulation 14A) for the 2009 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III hereof.

PART I

Item 1.  Business

GENERAL

Monro Muffler Brake, Inc. (“Monro” or the “Company”) is a chain of 710 Company-operated stores (as of March 28, 2009) and 14 dealer-operated stores providing automotive undercar repair and tire services in the United States. At March 28, 2009, Monro operated Company stores in New York, Pennsylvania, Ohio, Connecticut, Massachusetts, West Virginia, Virginia, Maryland, Vermont, New Hampshire, New Jersey, North Carolina, South Carolina, Indiana, Rhode Island, Delaware and Maine under the names “Monro Muffler Brake & Service”, “Tread Quarters Discount Tire” and “Mr. Tire” (together, the “Company Stores”). The Company’s Stores typically are situated in high-visibility locations in suburban areas and small towns, as well as in major metropolitan areas. The Company Stores serviced approximately 3.5 million vehicles in fiscal 2009. (References herein to fiscal years are to the Company’s year ended fiscal March [e.g., references to “fiscal 2009” are to the Company’s fiscal year ended March 28, 2009].)

The predecessor to the Company was founded by Charles J. August in 1957 as a Midas Muffler franchise in Rochester, New York, specializing in mufflers and exhaust systems. In 1966, the Company discontinued its affiliation with Midas Muffler, and began to diversify into a full line of undercar repair services. An investor group led by Peter J. Solomon and Donald Glickman purchased a controlling interest in the Company in July 1984. At that time, Monro operated 59 stores, located primarily in upstate New York, with approximately $21 million in sales in fiscal 1984. Since 1984, Monro has continued its growth and has expanded its marketing area to include 17 additional states (including dealer locations).

In December 1998, the Company appointed Robert G. Gross as President and Chief Executive Officer, who began full-time responsibilities on January 1, 1999.

The Company was incorporated in the State of New York in 1959. The Company’s principal executive offices are located at 200 Holleder Parkway, Rochester, New York 14615, and its telephone number is (585) 647-6400.

The Company provides a broad range of services on passenger cars, light trucks and vans for brakes (estimated at 21% of fiscal 2009 sales); mufflers and exhaust systems (6%); and steering, drive train, suspension and wheel alignment (12%). The Company also provides other products and services including tires (29%) and routine maintenance services including state inspections (32%). Monro specializes in the repair and replacement of parts which must be periodically replaced as they wear out. Normal wear on these parts generally is not covered by new car warranties. The Company typically does not perform under-the-hood repair services except for oil change services, various “flush and fill” services and some minor tune-up services. The Company does not sell parts or accessories to the do-it-yourself market.

All of the Company’s stores provide the services described above. However, a growing number of the Company’s stores are more specialized in tire replacement and service and, accordingly, have a higher mix of sales in the tire category. These stores are described below as tire stores, whereas the majority of the Company’s stores are described as service stores. (See additional discussion under “Operating Strategy”.) At March 28, 2009, there were 566 stores designated as service stores and 144 as tire stores.

The Company’s sales mix for fiscal 2009, 2008 and 2007 is as follows:

	Service Stores			Tire Stores			Total Company
	FY09	FY08	FY07	FY09	FY08	FY07	FY09	FY08	FY07

Brakes	27%	28%	28%	12%	12%	11%	21%	22%	23%
Exhaust	10	11	12	1	1	1	6	7	8
Steering	13	13	13	10	10	9	12	12	12
Tires	14	13	12	54	55	56	29	28	26
Maintenance	36	35	35	23	22	23	32	31	31

Total	100%	100%	100%	100%	100%	100%	100%	100%	100%

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

Additionally, impending dealership closures, as recently announced in May 2009, by car manufacturers such as Chrysler and General Motors, are expected to increase demand for auto service at the Company’s outlets.

EXPANSION STRATEGY

Monro has experienced significant growth in recent years due to acquisitions and, to a lesser extent, the opening of new stores. Management believes that the continued growth in sales and profits of the Company is dependent, in large part, upon its continued ability to open/acquire and operate new stores on a profitable basis. In addition, overall profitability of the Company could be reduced if acquired or new stores do not attain profitability.

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

On July 21, 2007, the Company acquired 11 retail tire and automotive repair stores located primarily in the Philadelphia, PA market from Valley Forge Tire & Auto Centers (“the Valley Forge Acquisition”), on July 28, 2007, the Company acquired eight retail tire and automotive repair stores located in the northern Virginia market from Craven Tire & Auto (“the Craven Acquisition”) and on January 26, 2008, the Company acquired seven retail tire and automotive repair stores located in Buffalo, NY from the Broad Elm Group (“the Broad Elm Acquisition”). The Company purchased the business and substantially all of the operating assets of these stores, which consist mainly of inventory and equipment, and assumed certain liabilities. These stores all operate under the Mr. Tire brand name.

The total number of stores that the Company operates in BJ’s Wholesale Clubs is 37 at March 28, 2009.

As of March 28, 2009, Monro had 710 Company-operated stores and 14 dealer locations located in 18 states. The following table shows the growth in the number of Company-operated stores over the last five fiscal years:

Store Additions and Closings

	Year Ended Fiscal March
	2009	2008		2007		2006		2005

Stores open at beginning of year	720	698		625		626		595
Stores added during year	3	31	(e)	84	(d)	10	(c)	35	(b)
Stores closed during year(a)	(13)	(9)		(11)		(11)		(4)

Stores open at end of year	710	720		698		625		626

Service (including BJ’s) stores	566	579		584		544		546

Tire stores	144	141		114		81		80

(a)	Generally, stores were closed because they failed to achieve or maintain an acceptable level of profitability or because a new Company store was opened in the same market at a more favorable location.

(b)	Includes 15 stores acquired in the Henderson and Rice Acquisitions and 16 stores opened in BJ’s Wholesale Club locations.

(c)	Includes four stores opened in BJ’s Wholesale Club locations.

(d)	Includes 75 stores acquired in the ProCare Acquisition and three stores opened in BJ’s Wholesale Club locations.

(e)	Includes 11 stores acquired in the Valley Forge Acquisition, eight stores acquired in the Craven Acquisition and seven stores acquired in the Broad Elm Acquisition.

In May 2009, the Company signed a definitive asset purchase agreement to acquire 26 Autotire Car Care Center (“Autotire”) locations from Am-Pac Tire Distributors Inc., a wholly-owned subsidiary of American Tire Distributors, for approximately $10 million. The transaction is expected to close by the end of June 2009. The 26 Autotire locations purchased in Missouri and Illinois will expand Monro’s footprint into St. Louis and the surrounding area. These stores will operate under the Autotire name.

The Company plans to add approximately five new stores in fiscal 2010, and to continue to pursue appropriate acquisition candidates or opportunities to operate stores within host retailers’ locations. In future years, should the

Company find that there are no suitable acquisition or retail partnership candidates, it might increase its new store (greenfield) openings.

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

As a result of extensive analysis of its historical and projected store opening strategy, the Company has established major market profiles, as defined by market awareness: mature, existing and new markets. Over the next several years, the Company expects to build a greater percentage of stores in mature and existing markets in order to capitalize on the Company’s market presence and consumer awareness. During fiscal 2009, all of the three stores added were in existing markets.

The Company believes that management and operating improvements implemented over the last several fiscal years has enhanced its ability to sustain its growth. The Company has a chain-wide computerized inventory control and electronic point-of-sale (“POS”) management information system, which has increased management’s ability to monitor operations as the number of stores has grown. The Company has customized the POS system to specific service and tire store requirements and deploys the appropriate version in each type of store. Being Windows-based, the system has simplified training of new employees. Additionally, the system includes electronic mail and electronic cataloging, which allows store managers to electronically research the specific parts needed for the make and model of the car being serviced. This enhanced system includes software which contains data that mirrors the scheduled maintenance requirements in vehicle owners’ manuals, specifically by make, model, year and mileage for every major automobile brand. Management believes that this software facilitates the presentation and sale of scheduled maintenance services to customers. Other enhancements include the streamlining of estimating and other processes; graphic catalogs; a feature which facilitates tire searches by size; direct mail support; appointment scheduling; customer service history; a thermometer graphic which guides store managers on the profitability of each job; the ability to view inventory of up to the closest 14 stores or warehouse; and expanded monitoring of price changes. This latter change requires more specificity on the reason for a discount, which management believes has helped to control discounting. Enhancements will continue to be made to the POS system annually in an effort to increase efficiency, improve the quality and timeliness of store reporting and enable the Company to better serve its customers.

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

At March 28, 2009, the Company leased the land and/or the building at approximately 71% of its store locations and owned the land and building at the remaining locations. Monro’s policy is to situate new stores in the best locations, without regard to the form of ownership required to develop the locations.

New service and tire stores, (excluding acquired stores and BJ’s locations), have average sales of approximately $384,000 and $1,015,000, respectively, in their first 12 months of operation, or $64,000 and $145,000, respectively, per bay.

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

Included in maintenance services are oil change services, heating and cooling system “flush and fill” service, belt installation, fuel system service and a transmission “flush and fill” service. Additionally, all stores replace and service batteries, starters and alternators. Stores in New York, West Virginia, New Hampshire, Maryland, Rhode Island, New Jersey, Pennsylvania, North Carolina, Virginia and Vermont also perform annual state inspections. Approximately 45% of the Company’s stores also offer air conditioning services.

The Company began a program in the third quarter of fiscal year 2007 to increase tire and tire related sales, such as alignments, in its service stores. The goal is to increase the overall sales of these stores by capturing tire and related sales from existing store traffic and eventually drive additional traffic and sales. The program involves increasing the specific sales training of store managers, expanding the tire merchandise selection in these stores, and raising the focus of store advertising in this category. This initiative, which is called “Black Gold”, has now been rolled out to 168 of the Company’s service stores.

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

				Average
				Number
	Average	Average		of Stock
	Number	Square	Average	Keeping
	of Bays	Feet	Inventory	Units (SKUs)

Service stores (excluding BJ’s and ProCare)	6	4,400	$98,000	2,800
Tire stores	7	5,800	$150,000	1,600

(Data for the acquired ProCare service stores has been excluded because the stores’ stock rooms are smaller than those in typical service stores and therefore, they generally carry less than half the amount of inventory of a typical service store.)

The stores generally are situated in high-visibility locations in suburban areas, major metropolitan areas or small towns and offer easy customer access. The typical store is open from 7:30 a.m. to 7:00 p.m. on Monday through Friday and from 7:30 a.m. to 5:00 p.m. on Saturday. Many locations are also open Sundays from 9:00 a.m. to 5:00 p.m.

Inventory Control and Management Information System

All Company stores communicate daily with the central office and warehouse by computerized inventory control and electronic POS management information systems, which enable the Company to collect sales and operational data on a daily basis, to adjust store pricing to reflect local conditions and to control inventory on a near “real-time” basis. Additionally, each store has access, through the POS system, to the inventory carried by up to the 14 stores nearest to it. Management believes that this feature improves customer satisfaction and store productivity by reducing the time required to locate out-of-stock parts. It also improves profitability because it reduces the amount of parts which must be purchased outside the Company from local vendors.

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

Store Personnel and Training

The Company supervises store operations primarily through its Divisional Vice Presidents who oversee Zone Managers who, in turn, oversee Market Managers. The typical service store is staffed by a Store Manager and four to six technicians, one of whom serves as the Assistant Manager. The typical tire store is staffed by a Store Manager, an Assistant Manager and/or Service Manager, and four to eight technicians. Larger volume service and tire stores may also have one or two sales people. The higher staffing level at many tire stores is necessary to support their higher sales volume. All Store Managers receive a base salary, and Assistant Managers receive hourly compensation. In addition, Store Managers and Assistant Managers may receive other compensation based on their store’s customer relations, gross profit, labor cost controls, safety, sales volume and other factors via a monthly or quarterly bonus based on performance in these areas.

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

Management training courses are developed and delivered by the Company’s dedicated training department and Operations management, and are supplemented with live and online vendor training courses. Management training covers customer service, sales, human resources (counseling, recruiting, interviewing, etc.), leadership, scheduling, financial and operational areas, and is delivered on a quarterly basis. The Company believes that involving Operations management in the development and delivery of these sessions’ results in more relevant and actionable training for store managers, and that more frequent training covering all managers each year will improve overall performance and staff retention.

The Company’s training department develops and coordinates technical training courses on critical areas of automotive repair to Company technicians (e.g. Antilock braking systems (“ABS”) brake repair, drivability, tire pressure monitoring system (“TPMS”), etc.) and also conducts required technical training to maintain compliance with inspection licenses, where applicable, and MAP accreditation. Additionally, the Company’s training department holds in-house technical clinics for store personnel and coordinates technician attendance at technical clinics offered by the Company’s vendors. The Company issues technical bulletins to all stores on innovative or complex repair processes, and maintains a centralized database for technical repair problems. In addition, the Company has established a telephone technical hotline to provide assistance to store personnel in resolving problems encountered while diagnosing and repairing vehicles. The help line is available during all hours of store operation.

PURCHASING AND DISTRIBUTION

The Company, through its wholly-owned subsidiary Monro Service Corporation, selects and purchases tires, parts and supplies for all Company-operated stores on a centralized basis through an automatic replenishment system. Although purchases outside the centralized system (“outside purchases”) are made when needed at the store level, these purchases are low by industry standards, and accounted for approximately 12% of all parts used in fiscal 2009.

The Company’s ten largest vendors accounted for approximately 77% of its parts and tire purchases, with the largest vendor accounting for approximately 20% of total stocking purchases in fiscal 2009. The Company purchases parts and tires from approximately 100 vendors. Management believes that the Company’s relationships with vendors are excellent and that alternative sources of supply exist, at comparable cost, for substantially all parts used in the Company’s business. The Company routinely obtains bids from vendors to ensure it is receiving competitive pricing and terms.

Most parts are shipped by vendors to the Company’s primary warehouse facility in Rochester, New York, and are distributed to stores through the Company-operated tractor/trailer fleet. Stores are replenished either on a weekly or bi-weekly basis from this warehouse, and such replenishment fills, on the average, 96% of all items ordered by the stores’ automatic POS-driven replenishment system. The Rochester warehouse stocks approximately 6,000 SKUs. The Company also operates warehouses in Baltimore and Virginia that service the tire and service stores in those markets. These warehouses carry, on average, 4,600 and 2,100 SKUs, respectively.

The Company has entered into various contracts with parts and tire suppliers, certain of which require the Company to buy up to 100% of its annual purchases of specific products including brakes, exhaust, oil and ride control at market prices. These agreements expire at various dates through January 2013. The Company believes these agreements provide it with high quality, branded merchandise at preferred pricing, along with strong marketing and training support.

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

EMPLOYEES

As of March 28, 2009, Monro had 4,277 employees, of whom 4,039 were employed in the field organization, 65 were employed at the warehouses, 153 were employed at the Company’s corporate headquarters and 20 were employed in its Baltimore office and warehouse. Monro’s employees are not members of any union. The Company believes that its relations with its employees are good.

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

We depend on close relationships with our vendors for parts and supplies and for our ability to purchase products at competitive prices and terms. Our ability to purchase at competitive prices and terms results from the volume of our purchases from these vendors. We have entered into various contracts with parts suppliers that require us to buy from them (at market prices) up to 100% of our annual purchases of specific products including brakes, exhaust, oil and ride control products. These agreements expire at various dates through January 2013. If we fail to purchase sufficient volumes from our vendors, we may obtain parts and supplies on less competitive terms.

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

Our senior executives are important to our success because they have been instrumental in setting our strategic direction, operating our business, identifying, recruiting and training key personnel, identifying expansion opportunities and arranging necessary financing. Losing the services of any of these individuals could adversely affect our business until a suitable replacement could be found. It may be difficult to replace them quickly with executives of equal experience and capabilities. Although we have employment agreements with selected executives, we can not prevent them from terminating their employment with us. Other executives are not bound by employment agreements with us.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Company, through Monro Service Corporation, owns its office/warehouse facility of approximately 95,000 square feet, which is located on 12.7 acres of land in Holleder Technology Park, in Rochester, New York.

Of Monro’s 710 Company-operated stores at March 28, 2009, 204 were owned, 380 were leased and for 126, the land only was leased. In general, the Company leases store sites for a ten-year period with several five-year renewal options. Giving effect to all renewal options, approximately 52% of the leases (205 stores) expire after 2019. Certain of the leases provide for contingent rental payments if a percentage of annual gross sales exceeds the base fixed rental amount. The highest contingent percentage rent of any lease is 6.75%, and no such lease has adversely affected profitability of the store subject thereto. An officer of the Company or members of his family are the lessors, or have interests in entities that are the lessors, with respect to six of the leases. No related party leases, other than the six assumed as part of the Mr. Tire Acquisition in March 2004, have been entered into, and no new related party leases are contemplated.

As of March 28, 2009, there was $.7 million outstanding under a mortgage held by the City of Rochester, New York, secured by the land on which the headquarters office and warehouse is located.

Item 3.	Legal Proceedings

The Company was the defendant in a lawsuit filed in December 2007, in the Supreme Court of the State of New York, that claimed that the Company violated federal and state laws related to the calculation and payment of overtime to certain headquarters employees. In May 2008, subject to Court approval, the Company and the plaintiffs agreed upon the financial terms of a settlement of all claims in the lawsuit (the “Settlement”). In doing so, the Company did not admit any wrongdoing with respect to the matters involved in the lawsuit. The Company obtained final court approval of the Settlement in March 2009. The Company recorded a reserve for the Settlement, including an estimate of all costs to bring the matter to a close, in the amount of $.9 million in fiscal 2008. This amount was reduced by approximately $.1 million in fiscal 2009 due to lower than anticipated costs to resolve the matter.

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2009.

PART II

Item 5.	Market for the Company’s Common Equity and Related Stockholder Matters

MARKET INFORMATION

The Common Stock is traded on the NASDAQ Stock Market LLC under the symbol “MNRO”. The following table sets forth, for the Company’s last two fiscal years, the range of high and low sales prices on the NASDAQ Stock Market LLC for the Common Stock:

	Fiscal 2009		Fiscal 2008
Quarter Ended	High	Low	High	Low

June	$18.75	$15.02	$25.77	$22.91
September	$23.88	$15.07	$25.95	$22.32
December	$24.00	$16.50	$23.26	$18.94
March	$27.90	$21.90	$19.49	$15.37

HOLDERS

At May 29, 2009, the Company’s Common Stock was held by approximately 4,700 shareholders of record or through nominee or street name accounts with brokers.

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

In May 2006, 2007 and 2008, the Company’s Board of Directors declared its intention to pay a regular quarterly cash dividend beginning with the first quarter of fiscal 2007, 2008 and 2009, respectively, of $.05, $.06 and $.06, respectively. However, the declaration of and any determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, capital requirements, compliance with charter and contractual restrictions, and such other factors as the Board of Directors deems relevant. The terms of the Company’s Credit Facility permit the payment of cash dividends not to exceed 25% of the preceding year’s net income.

In May 2009, the Company’s Board of Directors increased the quarterly dividend from $.06 to $.07 per common share or common share equivalent beginning with the dividend to be paid in June 2009.

PERFORMANCE GRAPH

Set forth below is a line-graph presentation comparing the cumulative shareholder return on the Company’s Common Stock, on an indexed basis, against the cumulative total returns of the S & P Industrials and the S & P Retail Stores-Specialty Index for the sixty month period from March 27, 2004 to March 28, 2009 (March 27, 2004 = 100):

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG MONRO MUFFLER BRAKE, INC., THE S&P INDUSTRIALS INDEX
AND THE S&P SPECIALTY STORES INDEX

*	$100 invested on 3/31/04 in stock or index, including reinvestment of dividends. Fiscal year ending March 31.

Copyright © 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	3/04	3/05	3/06	3/07	3/08	3/09
Monro Muffler Brake, Inc.	100.00	103.28	149.37	142.23	103.81	170.11
S & P Industrials	100.00	117.34	130.59	139.73	148.74	73.61
S & P Specialty Stores	100.00	108.51	142.72	153.28	105.13	69.46

Item 6.	Selected Financial Data

The following table sets forth selected financial and operating data of the Company for each year in the five-year period ended March 28, 2009. The financial data and certain operating data have been derived from the Company’s audited financial statements. This data should be read in conjunction with the financial statements and related notes included under Item 8 of this report and in conjunction with other financial information included elsewhere in this Form 10-K.

	Year Ended Fiscal March
	2009	2008	2007	2006	2005
	(Amounts in thousands, except per share data)

Income Statement Data:
Sales	$476,106	$439,389	$417,226	$368,727	$337,409
Cost of sales, including distribution and occupancy costs	284,640	264,783	250,804	220,915	200,616

Gross profit	191,466	174,606	166,422	147,812	136,793
Operating, selling, general and administrative expenses	148,374	137,338	126,660	108,030	102,379
Intangible amortization	490	564	1,051	925	765
(Gain) loss on disposal of assets	(1,061)	(1,670)	(2,846)	(973)	221

Total operating expenses	147,803	136,232	124,865	107,982	103,365

Operating income	43,663	38,374	41,557	39,830	33,428
Interest expense, net	5,979	5,753	4,564	3,478	2,549
Other (income) expense, net	(430)	(799)	2,529	(454)	(523)

Income before provision for income taxes	38,114	33,420	34,464	36,806	31,402
Provision for income taxes	14,026	11,499	12,193	14,140	11,733

Net income	$24,088	$21,921	$22,271	$22,666	$19,669

Earnings per share Basic(a)	$1.27	$1.08	$1.07	$1.12	$1.00

Diluted(a)	$1.20	$1.00	$.97	$1.01	$.90

Weighted average number of Common Stock and equivalents
Basic(b)	18,837	20,024	20,818	20,296	19,654

Diluted(b)	20,099	21,871	22,878	22,533	21,843

Cash dividends per common share or common share equivalent(b)	$.24	$.23	$.17	$.10
Selected Operating Data:(c)
Sales growth:
Total	8.4%	5.3%	13.2%	9.3%	20.7%
Comparable store(d)	6.7%	1.2%	3.2%	1.7%	2.0%
Stores open at beginning of year	720	698	625	626	595
Stores open at end of year	710	720	698	625	626
Capital expenditures(e)	$23,637	$20,574	$22,319	$16,005	$18,586
Balance Sheet Data (at period end):
Net working capital	$30,389	$34,562	$29,338	$31,949	$27,719
Total assets	376,751	370,469	339,758	303,395	284,985
Long-term obligations	97,098	122,585	52,525	46,327	55,438
Shareholders’ equity	194,291	174,848	215,119	192,990	167,489

(a)	See Note 10 for calculation of basic and diluted earnings per share.

(b)	Adjusted in fiscal year 2005 – 2007 for the effect of the Company’s October 2007 three-for-two stock split.

(c)	Includes Company-operated stores only — no dealer locations.

(d)	Comparable store sales data is calculated based on the change in sales of only those stores open as of the beginning of the preceding fiscal year.

(e)	Amount does not include the funding of the purchase price related to the Rice and Henderson Acquisitions in fiscal 2005, the ProCare Acquisition in fiscal 2007 or the Valley Forge, Craven or Broad Elm Acquisitions in fiscal 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth income statement data of the Company expressed as a percentage of sales for the fiscal years indicated:

	Year Ended Fiscal March
	2009	2008	2007

Sales	100.0%	100.0%	100.0%
Cost of sales, including distribution and occupancy costs	59.8	60.3	60.1

Gross profit	40.2	39.7	39.9
Operating, selling, general and administrative expenses	31.2	31.3	30.4
Intangible amortization	.1	.1	.3
Gain on disposal of assets	(.2)	(.4)	(.7)

Operating income	9.2	8.7	10.0
Interest expense, net	1.3	1.3	1.1
Other (income) expense, net	(.1)	(.2)	.6

Income before provision for income taxes	8.0	7.6	8.3
Provision for income taxes	2.9	2.6	3.0

Net income	5.1%	5.0%	5.3%

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

Warranty

The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales, except for tire road hazard warranties which are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin 90-1 “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts”. Warranty expense related to all product warranties at and for the fiscal years ended March 2009, 2008 and 2007 was not material to the Company’s financial position or results of operations.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the following assumptions. Expected volatilities are based on historical changes in the market price of the Company’s common stock. The expected term of options granted is derived from the terms and conditions of the award, as well as historical exercise behavior, and represents the period of time that options granted are expected to be outstanding. The risk-free rate is calculated using the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards. The Company uses historical data to estimate forfeitures. The dividend yield is based on historical experience and expected future changes.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). The Company’s provision for income taxes and effective tax rates are calculated by legal entity and jurisdiction and are based on a number of factors, including the Company’s income, tax planning strategies, differences between tax laws and accounting rules, statutory tax rates and credits, uncertain tax positions and valuation allowances. The Company uses significant judgment and estimates in evaluating its tax positions.

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

At any one time, the Company’s tax returns for several tax years are subject to examination by U.S. Federal and state taxing jurisdictions. The Company establishes tax liabilities in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attributes of income tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized in the financial statements unless it is more-likely-than-not to be sustained. The Company adjusts these tax liabilities, as well as the related interest and penalties, based on the latest facts and circumstances, including recently published rulings, court cases and outcomes of tax audits. To the extent the Company’s actual tax liability differs from its established tax liabilities for unrecognized tax benefits, the Company’s effective tax rate may be materially impacted. While it is often difficult to predict the final outcome of, the timing of, or the tax treatment of any particular tax position or deduction, the Company believes that its tax balances reflect the more-likely-than-not outcome of known tax contingencies.

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), which established accounting and reporting standards for derivative financial instruments. SFAS No. 133, as amended, requires the Company to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. The Company recognizes the fair value of all derivatives as either assets or liabilities in the consolidated balance sheet and changes in the fair value of such instruments are recognized immediately in earnings unless certain accounting criteria established by SFAS No. 133 are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which the Company must document and assess at inception and on an ongoing basis, the Company recognizes the changes in fair value of such instruments in accumulated other comprehensive income, a component of shareholders’ equity on the consolidated balance sheet. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

The Company primarily employs derivative financial instruments to manage its exposure to market risk from interest rate changes and to limit the volatility and impact of interest rate changes on earnings and cash flows.

RESULTS OF OPERATIONS

FISCAL 2009 AS COMPARED TO FISCAL 2008

Sales for fiscal 2009 increased $36.7 million or 8.4% to $476.1 million as compared to $439.4 million in fiscal 2008. The increase was partially due to an increase of approximately $16.0 million from new stores (which are defined as stores added since March 31, 2007). The former ProCare stores acquired in April 2006 are now included in comparable store sales numbers. The 26 former Craven, Valley Forge and Broad Elm stores acquired in fiscal 2008 contributed $12.6 million of the increase. Comparable store sales increased 6.7%. Partially offsetting this was a decrease in sales from closed stores amounting to $4.1 million. There were 306 selling days in fiscal 2009 and fiscal 2008.

During the year, three stores were added and 13 were closed. At March 28, 2009, the Company had 710 stores in operation.

Management believes that the improvement in comparable store sales resulted from several factors, including an increase in brake sales, tire sales, maintenance services and alignments. Price increases in most product categories also contributed to the sales improvement. Comparable store traffic as well as average ticket increased. Management believes that soft economic conditions and the related decrease in consumer spending and tightening of credit, resulting in declining automobile sales, contributed to the improved sales. Management believes that consumers are keeping their cars longer and repairing them instead of trading them in for new cars. Additionally, while consumers can and often defer repairs when the economy is weak, most repairs can only be deferred for a period of time. When customers did come in to have their vehicles repaired, it is management’s belief that they spent more on average because the problem with their vehicle had worsened due to additional wear.

Management also believes that the recently announced closings of dealerships by Chrysler and General Motors will only serve to drive more business to the Company’s stores as consumers look for alternative, proven, economical and more geographically convenient locations to service their automobiles.

As occurred in previous years, the Company completed the bulk sale of approximately $1.6 million of slower moving inventory to Icon International, a barter company, in exchange for barter credits. The margin recognized in these transactions is typically less than the Company’s normal profit margin. However, the barter transactions that occurred in fiscal 2009 had no impact on gross margin due to the smaller size of the transaction.

The Company has demonstrated its ability to consistently use the barter credits. Since it began doing barter transactions in the late 1990’s, the Company has used over $8.4 million of credits with vendors and the barter company. Barter credits are recorded at their net realizable value.

Additionally, the Company continued to reward store employees with pay programs focused on high customer service scores. Management believes that, in spite of the sluggish economic environment, it is continuing to build the trust of its customers, through quality, integrity and fair pricing, and is gaining an advantage over some of its competitors.

The new ProCare stores acquired on April 29, 2006 were purchased out of bankruptcy. These stores suffered significant declines in recent years and did not perform at a profitable level in fiscal 2008. However, sales have improved and continue to improve since the acquisition, and efforts continue which focus on increasing sales volumes, reducing costs and improving margins. As a result, these stores made approximately $.03 per share in fiscal 2009, as compared to a loss of approximately $.04 per share in fiscal 2008. Comparable store sales for the ProCare stores in fiscal 2009 increased 10.1%. Gross profit improved by 130 basis points and $1.8 million. Operating income improved by 380 basis points and $1.7 million. Additionally, pretax income increased by $2.1 million to a pre-tax profit of $.8 million, as compared to a pre-tax loss of $1.2 million in the prior fiscal year.

For the Company, gross profit for fiscal 2009 was $191.5 million or 40.2% of sales as compared with $174.6 million or 39.7% of sales for fiscal 2008. The increase in gross profit for the year ended March 28, 2009, as a percentage of sales, is due to several factors. There was a decrease in labor costs as a percent of sales due partially to a shift in mix to tire sales as well as an improvement in technician productivity chainwide, especially in the tire stores, achieved through right-sizing of crews. When sales improve, and with good control over technician hours, there is less subsidized or guaranteed wages because technicians are more productive, thereby decreasing technician labor as a percent of sales. Additionally, sales per man hour increased in fiscal year 2009 for the sixth consecutive year.

Distribution and occupancy costs as a percentage of sales in fiscal 2009 also decreased as compared to fiscal 2008 as the Company, with improved sales, was able to better leverage these largely fixed costs. Additionally, expenditures for building maintenance in fiscal 2009 were slightly less than the prior year.

Partially offsetting these cost decreases was an increase in total material costs due to cost increases in oil and tires, as well as a shift in mix from the higher margin categories of brakes, shocks and exhaust to the lower margin categories of tires and maintenance services. Selling price increases helped to mitigate the negative impact of these increases in product costs.

Selling, general and administrative (“SG&A”) expenses for fiscal 2009 increased by $11.0 million to $148.4 million from fiscal 2008, and were 31.2% of sales as compared to 31.3% in the prior year.

The largest drivers of the dollar increases in SG&A expenses in fiscal 2009 in both store direct and store support costs were as follows: Store manager pay and related benefits increased by approximately $3.8 million for comparable stores, attributable to raises and increased incentives in fiscal 2009 due to improved store performance as compared to the prior year. There was an additional $1.9 million of increased expense related to a full year of Craven, Valley Forge and Broad Elm manager salary and benefits, including increased incentive pay for improved performance in those stores. Advertising expense increased approximately $2.5 million in connection with the Company’s focused efforts to drive traffic, gain market share and improve comparable store sales.

Store support costs increased by approximately $2.4 million including increased management compensation expense as compared to the prior year. Management bonus expense was up due to the Company attaining required profit goals for fiscal 2009, which it did not attain in fiscal 2008. Benefits expense was up primarily due to increased FICA expense related to higher wages paid, as well as increased workers compensation costs.

Intangible amortization for fiscal 2009 decreased $.1 million to $.5 million from fiscal 2008, and remained flat at .1% of sales.

Gain on disposal of assets for fiscal 2009 decreased $.6 million to $1.1 million from fiscal 2008, and was .2 as a percent of sales as compared to .4 as a percent of sales in the prior year. This decrease is strictly a function of lower gains on property disposals in fiscal 2009 as compared to fiscal 2008. Effectively, the Company sells one or more properties annually, but there will be differences in the timing from one year to the next.

Operating income in fiscal 2009 of $43.7 million increased 13.8% compared to operating income in fiscal 2008, and increased as a percentage of sales from 8.7% to 9.2%.

Net interest expense for fiscal 2009 increased by approximately $.2 million as compared to the same period in the prior year, and remained flat at 1.3% as a percentage of sales. The weighted average debt outstanding for the year ended March 28, 2009 increased by approximately $26 million from fiscal 2008, primarily related to the funding of the Valley Forge, Craven and Broad Elm acquisitions and the funding of the Company’s stock repurchase program which all occurred in fiscal year 2008. However, the weighted average interest rate decreased by approximately 170 basis points from the prior year. This decrease is primarily due to a decrease in the LIBOR and prime bank borrowing rates.

Other income, net for fiscal 2009 decreased $.4 million as compared to fiscal 2008, primarily related to the recognition of $.3 million of income in fiscal year 2008 in connection with the Company’s settlement of all outstanding legal claims with Strauss.

The Company’s effective tax rate was 36.8% and 34.4%, respectively, of pre-tax income in fiscal 2009 and 2008. In fiscal 2008, income tax expense was reduced by $.9 million related to the resolution of federal and state tax accounting matters. Offsetting this was a $.2 million charge resulting from a reduction in the Company’s state income tax rate used to calculate deferred taxes. The Company’s previously recorded deferred tax assets were reduced, with a corresponding increase in income tax expense. These items had the net effect of lowering the Company’s tax rate by 1.9%.

Net income for fiscal 2009 increased by $2.2 million, or 9.9%, from $21.9 million in fiscal 2008, to $24.1 million in fiscal 2009, and earnings per diluted share increased by 20.0% from $1.00 to $1.20 due to the factors discussed.

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

Selling, general and administrative (“SG&A”) expenses for fiscal 2008 increased by $10.7 million to $137.3 million from fiscal 2007, and were 31.3% of sales as compared to 30.4% in the prior year. The increase in SG&A consisted of several items. First, there was decreased leverage in SG&A due to one less selling week in fiscal 2008 as compared to fiscal 2007. Additionally, the expense related to stock options increased by $1.2 million in fiscal 2008 over fiscal 2007. Of this increase, $.9 million, or .2 of a percent, related to the award of vested options to the Company’s Chief Executive Officer in connection with the renewal of his employment contract. The Company recorded a $.9 million charge related to the settlement of a wage and labor class action lawsuit involving headquarters employees filed against the Company in fiscal year 2008. There was also a shift in cooperative advertising credits from SG&A to cost of sales in connection with the accounting for new vendor agreements under EITF 02-16 which caused SG&A expenses to increase approximately .3 of a percentage point as compared to the prior year. In addition, the Company experienced increases in health and workers compensation insurance expense as compared to the prior year, accounting for .6 of the increase as a percent of sales.

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

Gain on disposal of assets for fiscal 2008 decreased $1.2 million to $1.7 million from fiscal 2007, and was .4 as a percent of sales as compared to .7 as a percent of sales in the prior year. This decrease is strictly a function of lower gains on property disposals in fiscal 2008 as compared to fiscal 2007. Effectively, the Company sells one or more properties annually, but there will be differences in the timing from one year to the next.

Operating income in fiscal 2008 of $38.4 million decreased 7.7% compared to operating income in fiscal 2007, and decreased as a percentage of sales from 10.0% to 8.7%.

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

The Company’s effective tax rate was 34.4% and 35.4%, respectively, of pre-tax income in fiscal 2008 and 2007. In fiscal 2008, income tax expense was reduced by $.9 million related to the resolution of federal and state tax accounting matters. Offsetting this, was a $.2 million charge resulting from a reduction in the Company’s state income tax rate used to calculate deferred taxes. The Company’s previously recorded deferred tax assets were reduced, with a corresponding increase in income tax expense. In fiscal 2007, the Company’s tax rate was impacted by the recognition of a $.4 million income tax benefit primarily related to the favorable resolution of state income tax issues and a reduction in income tax reserves in connection with the finalization of the full year tax provision of $.2 million. These items had the effect of lowering the Company’s tax rate by 1.9% and 1.7% for fiscal 2008 and 2007, respectively.

Net income for fiscal 2008 decreased by $.4 million, or 1.6%, from $22.3 million in fiscal 2007, to $21.9 million in fiscal 2008, and earnings per diluted share increased by 3.1% from $.97 to $1.00 post stock split due to the factors discussed.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources

The Company’s primary capital requirements for fiscal 2009 were the upgrading of facilities and systems and the funding of its store expansion program totaling $23.6 million. In fiscal 2008, the Company’s primary capital requirements were divided among the funding of acquisitions for $20.2 million, as well as the upgrading of facilities and systems and the funding of its store expansion program totaling $20.6 million. Additionally in 2009 and 2008, the Company spent approximately $13.4 million to acquire 21 properties previously leased. (This amount is included in the aforementioned capital expenditures amounts.) In both fiscal years 2009 and 2008, these capital requirements were primarily met by cash flow from operations.

In fiscal 2010, the Company intends to open approximately five new stores. Total capital required to open a new service store ranges, on average (based upon the last five fiscal years’ openings — excluding the acquired stores and BJ’s locations), from $300,000 to $900,000 depending on whether the store is leased, owned or land leased. Total capital required to open a store within a BJ’s Wholesale Club is substantially less than for a greenfield store.

As announced in May 2009, the Company signed a definitive asset purchase agreement to acquire 26 Autotire Car Care Center (“Autotire”) locations from Am-Pac Tire Distributors Inc., a wholly-owned subsidiary of American Tire Distributors. The transaction is expected to close by the end of June 2009. The purchase price is approximately $10 million and will be funded primarily through the Company’s existing line of credit.

The Company also plans to continue to seek suitable acquisition candidates. Management believes that the Company has sufficient resources available (including cash flow from operations and bank financing) to expand its business as currently planned for the next several years.

Contractual Obligations

Payments due by period under long-term debt, other financing instruments and commitments are as follows:

		Within	Within 2 to	Within 4 to	After
	Total	1 Year	3 Years	5 Years	5 Years
	(Dollars in thousands)

Long-term debt	$65,710	$0	$65,050	$0	$660
Capital lease commitments	33,084	1,696	3,245	3,792	24,351
Operating lease commitments	93,719	22,020	31,764	17,928	22,007
Purchase obligations	93,360	51,868	41,492	0	0

Total(1)	$285,873	$75,584	$141,551	$21,720	$47,018

(1)	The total amount of unrecognized tax benefits of $4.5 million at March 28, 2009 are not reflected in the table above as the Company can not predict with certainty the timing of expected payments.

In July 2005, the Company entered into a five-year, $125 million Revolving Credit Facility agreement with five banks. A sixth bank was added in June 2008. Interest only is payable monthly throughout the Credit Facility’s term. The facility included a provision allowing the Company to expand the amount of the overall facility to $160 million. Amendments in January 2007 and June 2008 were made to these amounts which increased the overall facility to $200 million. Currently, the committed sum is $163.3 million and the accordian feature is $36.7 million. Approximately $65.1 million was outstanding at March 28, 2009. The facility expires in January 2012.

The terms of the Credit Facility permit the payment of cash dividends not to exceed 25% of the preceding year’s net income, and allow stock buybacks subject to the Company being able to meet its existing financial covenants. The agreement requires the maintenance of specified interest and rent coverage ratios and amounts of net worth. The Company is in compliance with these requirements at March 28, 2009, and does not foresee a risk of being out of compliance for the foreseeable future. These agreements permit mortgages and specific lease financing arrangements with other parties with certain limitations.

The Credit Facility is not secured by the Company’s real property, although the Company has agreed not to encumber its real property, with certain permissible exceptions.

Within the aforementioned $163.3 million Revolving Credit Facility, the Company has available a sub-facility of $20 million for the purpose of issuing standby letters of credit. The line requires fees aggregating .88% annually of the face amount of each standby letter of credit, payable quarterly in arrears. There were $12.2 million in outstanding letters of credit under this line at March 28, 2009.

In addition, the Company has financed certain store properties and vehicles with capital leases, which amount to $33.1 million and are due in installments through 2028.

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

The Company has entered into an agreement to purchase the land and building associated with 30 stores that are currently leased from the landlord for a price of $20 million. Such purchases will take place over a period of time and will be completed by December 31, 2009. As of March 28, 2009, 21 properties have been purchased at a total price of $13.4 million.

INFLATION

The Company does not believe its operations have been materially affected by inflation. The Company has been successful, in many cases, in mitigating the effects of merchandise cost increases principally through the use of volume discounts and alternative vendors, as well as selling price increases. See additional discussion under Risk Factors.

FINANCIAL ACCOUNTING STANDARDS

See “Recent Accounting Pronouncements” in Note 1 to the consolidated financial statements for a discussion of the impact of recently issued accounting standards on the Company’s consolidated financial statements as of March 28, 2009 and for the year then ended, as well as the expected impact on the Company’s consolidated financial statements for future periods.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from potential changes in interest rates. At year end March 2009 and 2008, approximately 47% and 1%, respectively, of the Company’s long-term debt, excluding capital leases, was at fixed interest rates and therefore, the fair value is affected by changes in market interest rates. The Company’s cash flow exposure on floating rate debt, which is not supported by interest rate swap agreements, would result in interest expense fluctuating approximately $.4 million based upon the Company’s debt position at fiscal year ended March 28, 2009 and $.9 million for fiscal year ended March 29, 2008, given a 1% change in LIBOR.

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

Long-term debt, including current portion, had a carrying amount of $65.7 million and a fair value of $65.6 million as of March 28, 2009, as compared to a carrying amount of $89.7 million and a fair value of $89.5 million as of March 29, 2008.

Item 8.	Financial Statements and Supplementary Data

Page

Report of Independent Registered Public Accounting Firm	28
Audited Financial Statements:
Consolidated Balance Sheet at March 28, 2009 and March 29, 2008	29
Consolidated Statement of Income for the fiscal three years ended March 28, 2009	30
Consolidated Statement of Changes in Shareholders’ Equity for the fiscal three years ended March 28, 2009	31
Consolidated Statement of Cash Flows for the fiscal three years ended March 28, 2009	32
Notes to Consolidated Financial Statements	33
Selected Quarterly Financial Information (Unaudited)	61
EX-10.70
EX-10.71a
EX-10.84c
EX-21.01
EX-23.01
EX-24.01
EX-31.1
EX-31.2
EX-32.1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Shareholders of Monro Muffler Brake, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Monro Muffler Brake, Inc. and its subsidiary at March 28, 2009 and March 29, 2008, and the results of its operations and its cash flows for each of the three years in the period ended March 28, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 28, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Rochester, New York
June 11, 2009

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	March 28,	March 29,
	2009	2008
	(Dollars in thousands)

ASSETS
Current assets:
Cash and equivalents	$3,336	$2,108
Trade receivables	2,051	2,116
Federal and state income taxes receivable	1,268
Inventories	71,443	66,183
Deferred income tax asset	4,076	3,840
Other current assets	19,540	18,626

Total current assets	101,714	92,873

Property, plant and equipment	353,113	338,970
Less – Accumulated depreciation and amortization	(168,052)	(154,786)

Net property, plant and equipment	185,061	184,184
Goodwill	71,816	71,472
Intangible assets and other non-current assets	16,401	18,764
Long-term deferred tax asset	1,759	3,176

Total assets	$376,751	$370,469

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,696	$1,603
Trade payables	34,751	27,257
Federal and state income taxes payable		914
Accrued payroll, payroll taxes and other payroll benefits	13,534	10,596
Accrued insurance	9,495	6,356
Warranty reserves	4,569	4,086
Other current liabilities	7,280	7,499

Total current liabilities	71,325	58,311
Long-term debt	97,098	122,585
Accrued rent expense	6,552	6,944
Other long-term liabilities	4,350	4,729
Long-term income taxes payable	3,135	3,052

Total liabilities	182,460	195,621

Commitments
Shareholders’ equity:
Class C Convertible Preferred Stock, $1.50 par value, $.096 conversion value at March 28, 2009 and March 29, 2008; 150,000 shares authorized; 32,500 shares and 65,000 shares issued and outstanding at March 28, 2009 and March 29, 2008, respectively	49	97
Common Stock, $.01 par value, 45,000,000 shares authorized; 22,999,313 and 21,683,859 shares issued at March 28, 2009 and March 29, 2008, respectively	230	217
Treasury Stock, 3,580,829 and 3,322,392 shares at March 28, 2009 and March 29, 2008, respectively, at cost	(67,454)	(62,160)
Additional paid-in capital	74,443	66,756
Accumulated other comprehensive income	(3,485)	(1,182)
Retained earnings	190,508	171,120

Total shareholders’ equity	194,291	174,848

Total liabilities and shareholders’ equity	$376,751	$370,469

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

	Year Ended Fiscal March
	2009	2008	2007
	(Amounts in thousands,
	except per share data)

Sales	$476,106	$439,389	$417,226
Cost of sales, including distribution and occupancy costs	284,640	264,783	250,804

Gross profit	191,466	174,606	166,422
Operating, selling, general and administrative expenses	148,374	137,338	126,660
Intangible amortization	490	564	1,051
Gain on disposal of assets	(1,061)	(1,670)	(2,846)

Total operating expenses	147,803	136,232	124,865

Operating income	43,663	38,374	41,557
Interest expense, net of interest income of $32 in 2009, $43 in 2008 and $387 in 2007	5,979	5,753	4,564
Other (income) expense, net	(430)	(799)	2,529

Income before provision for income taxes	38,114	33,420	34,464
Provision for income taxes	14,026	11,499	12,193

Net income	$24,088	$21,921	$22,271

Earnings per share:
Basic	$1.27	$1.08	$1.07

Diluted	$1.20	$1.00	$.97

Weighted average number of common shares outstanding used in computing earnings per share:
Basic	18,837	20,024	20,818

Diluted	20,099	21,871	22,878

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Class C					Accumulated
	Convertible			Additional		Other
	Preferred	Common	Treasury	Paid-In	Retained	Comprehensive
	Stock	Stock	Stock	Capital	Earnings	Income	Total
	(Dollars in thousands)

Balance at March 25, 2006	$97	$140	$(2,056)	$57,661	$137,148		$192,990
Net income					22,271		22,271
Other comprehensive loss:
Adjustment to initially apply SFAS 158 for pension benefits ($2,463 pre-tax)(1)						$(1,478)	(1,478)

Total comprehensive income							20,793
Cash Dividends:
Preferred ($.17 per CSE)(3)					(175)		(175)
Common ($.17 per share)					(3,610)		(3,610)
Tax benefit from exercise of stock options				1,076			1,076
Exercise of stock options		3		3,606			3,609
Stock option compensation				523			523
Purchase of treasury shares			(87)				(87)

Balance at March 31, 2007	97	143	(2,143)	62,866	155,634	(1,478)	215,119
Net income					21,921		21,921
Other comprehensive income:
Pension liability adjustment ($493 pre-tax)(1)						296	296

Total comprehensive income							22,217
Cash Dividends:
Preferred ($.23 per CSE)(3)					(230)		(230)
Common ($.23 per share)					(4,570)		(4,570)
Tax benefit from exercise of stock options				587			587
Exercise of stock options		2		1,542			1,544
Shares issued in connection with three-for-two stock split (See Note 1)		72			(72)		0
Stock option compensation				1,761			1,761
Purchase of treasury shares			(60,017)				(60,017)
Adoption of FIN 48					(1,563)		(1,563)

Balance at March 29, 2008	97	217	(62,160)	66,756	171,120	(1,182)	174,848
Net income					24,088		24,088
Other comprehensive loss
Unrealized loss on derivatives contracts ($1,008 pre-tax)(2)						(625)	(625)
Pension liability adjustment ($2,602 pre-tax)(1)						(1,678)	(1,678)

Total comprehensive income							21,785
Cash Dividends:
Preferred ($.24 per CSE)(3)					(213)		(213)
Common ($.24 per share)					(4,487)		(4,487)
Tax benefit from exercise of stock options				2,266			2,266
Conversion of Class C preferred stock	(48)	5		43			0
Exercise of stock options		8	(5,294)	3,648			(1,638)
Stock option compensation				1,730			1,730

Balance at March 28, 2009	$49	$230	$(67,454)	$74,443	$190,508	$(3,485)	$194,291

(1)	The balance related to the pension liability was $(2,860), $(1,182) and $(1,478), respectively, at March 28, 2009, March 29, 2008 and March 31, 2007.

(2)	The balance related to the derivatives contracts was $(625), $0 and $0, respectively, at March 28, 2009, March 29, 2008 and March 31, 2007.

(3)	CSE – Common stock equivalent

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended Fiscal March
	2009	2008	2007
	(Dollars in thousands)
	Increase (Decrease) in Cash

Cash flows from operating activities:
Net income	$24,088	$21,921	$22,271

Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	20,429	20,421	20,322
Loss on investment in R&S Parts and Services, Inc.			2,796
Stock-based compensation expense	1,730	1,761	523
Excess tax benefits from share-based payment arrangements	(2,856)	(148)	(511)
Net change in deferred income taxes	2,468	(1,268)	816
Gain on disposal of property, plant and equipment	(1,062)	(1,670)	(1,946)
Gain from relocation of tire store			(900)
Decrease (increase) in trade receivables	65	109	(499)
Increase in inventories	(5,260)	(2,820)	(974)
Decrease (increase) in other current assets	684	305	(1,484)
Increase in intangible assets and other non-current assets	(791)	(461)	(7,935)
Increase (decrease) in trade payables	7,183	(61)	1,250
Increase (decrease) in accrued expenses	3,246	(1,498)	3,562
Increase in federal and state income taxes payable	70	636	719
(Decrease) increase in other long-term liabilities	(1,606)	(408)	297
Increase in long-term income taxes payable	196	133

Total adjustments	24,496	15,031	16,036

Net cash provided by operating activities	48,584	36,952	38,307

Cash flows from investing activities:
Capital expenditures	(23,637)	(20,574)	(22,319)
Acquisitions, net of cash acquired		(20,243)	(13,109)
Proceeds from the disposal of property, plant and equipment	1,969	1,084	4,029
Proceeds from relocation of tire store			450
Repayment of loan receivable from R&S Parts and Services, Inc.			5,000

Net cash used for investing activities	(21,668)	(39,733)	(25,949)

Cash flows from financing activities:
Proceeds from borrowings	127,759	193,630	127,338
Principal payments on long-term debt and capital lease obligations	(153,329)	(126,581)	(142,759)
Purchase of common stock		(60,017)	(87)
Exercise of stock options	1,726	1,544	3,609
Excess tax benefits from share-based payment arrangements	2,856	148	511
Dividends paid	(4,700)	(4,800)	(3,785)

Net cash (used for) provided by financing activities	(25,688)	3,924	(15,173)

Increase (decrease) in cash	1,228	1,143	(2,815)
Cash at beginning of year	2,108	965	3,780

Cash at end of year	$3,336	$2,108	$965

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 —	SIGNIFICANT ACCOUNTING POLICIES

Background

Monro Muffler Brake, Inc. and its wholly owned subsidiary, Monro Service Corporation (the “Company”), is engaged principally in providing automotive undercar repair services in the United States. The Company had 710 Company-operated stores and 14 dealer-operated automotive repair centers located primarily in the northeast region of the United States as of March 28, 2009. The Company’s operations are organized and managed in one operating segment.

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

Fiscal year

The Company reports its results on a 52/53 week fiscal year ending on the last Saturday of March of each year. The following are the dates represented by each fiscal period:

“Year ended Fiscal March 2009”: March 30, 2008 – March 28, 2009 (52 weeks)

“Year ended Fiscal March 2008”: April 1, 2007 – March 29, 2008 (52 weeks)

“Year ended Fiscal March 2007”: March 26, 2006 – March 31, 2007 (53 weeks)

Consolidation

The consolidated financial statements include the Company and its wholly owned subsidiary, Monro Service Corporation, after the elimination of intercompany transactions and balances.

Revenue recognition

Sales are recorded upon completion of automotive undercar repair and tire services provided to customers. The following was the Company’s sales mix for fiscal 2009, 2008 and 2007:

	Year Ended
	Fiscal March
	2009	2008	2007

Brakes	21%	22%	23%
Exhaust	6	7	8
Steering	12	12	12
Tires	29	28	26
Maintenance	32	31	31

Total	100%	100%	100%

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

Warranty

The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. Warranty expense related to all product warranties at and for the fiscal years ended March 2009, 2008 and 2007 was not material to the Company’s financial position or results of operations.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”. SFAS 161 requires entities to provide greater transparency about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for under SFAS 133, and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity. The fair value of derivative instruments and their gains and losses need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. The Company provided the required disclosures in the March 28, 2009 consolidated financial statements. (See Note 16.)

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive income

Comprehensive income is reported in accordance with Statement of Financial Accounting Standards No. 130 (“SFAS 130”), “Reporting Comprehensive Income”. As it relates to the Company, comprehensive income is defined as net earnings as adjusted for pension liability adjustments, unrealized losses on financial instruments qualifying for cash flow hedge accounting and the adjustment to initially apply SFAS 158 for pension benefits, and is reported net of related taxes in the Consolidated Statement of Changes in Shareholders’ Equity.

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

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting and reporting for uncertainty in income taxes recognized in accordance with SFAS 109. This Interpretation prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on various related matters such as derecognition, interest and penalties, and disclosure. The adoption of FIN 48 in the first quarter of 2008 did not have a material impact on the Company’s financial statements.

Treasury stock

In January and November 2007, the Board of Directors approved two separate share repurchase programs authorizing the Company to purchase up to $30 million each of its common stock at market prices. Each share repurchase program had a term of 12 months.

Treasury stock is accounted for using the par value method. During the year ended March 28, 2009, the Company’s Chief Executive Officer surrendered 258,000 shares of Monro common stock at fair market value to pay the exercise price and to partially satisfy tax withholding obligations on the exercise of 556,000 stock options. During the year ended March 29, 2008, the Company repurchased 2.8 million shares of its outstanding common stock for $60.0 million including commissions. The Company’s purchases of common stock are recorded as “Treasury Stock” and result in a reduction of “Shareholders’ Equity”.

Stock-based compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R (“SFAS 123R”), “Share-Based Payments”, which replaced SFAS No. 123 (“SFAS 123”), “Accounting for Stock Issued to Employees” and superseded Accounting Principals Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. SFAS 123R requires companies to measure compensation cost arising from the grant of share-based payments to employees at fair value and to recognize such cost in income over the period during which the employee is required to provide service in exchange for the award, usually the vesting period. The Company adopted SFAS 123R effective March 26, 2006 under the modified- prospective transition method. In accordance with the modified-prospective transition method of SFAS 123R, the Company did not restate prior periods. Accordingly, the Company has recognized compensation expense for all awards granted or modified after March 25, 2006. Outstanding awards at the date of adoption were fully vested and, therefore, there was no future expense associated with these awards.

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

Option awards granted subsequent to the Board’s action are not included in the acceleration and vest equally over the service period established in the award, typically four years.

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

The weighted average fair value of options granted during fiscal 2009, 2008 and 2007 was $5.29, $6.36 and $7.51, respectively. The fair values of the options granted were estimated on the date of their grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended Fiscal March
	2009	2008	2007

Risk-free interest rate	3.10%	4.45%	4.98%
Expected life	5 years	5 years	6 years
Expected volatility	30.2%	28.3%	28.6%
Expected dividend yield	1.38%	1.45%	1.37%

Total stock-based compensation expense included in selling, general and administrative and distribution expenses in the Company’s statement of operations for the years ended March 28, 2009, March 29, 2008 and March 31, 2007 was $1,730,000, $1,761,000 and $523,000, respectively. The related income tax benefit was $657,000, $669,000 and $210,000, respectively.

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

Prior to the adoption of SFAS 123R, the Company reported all income tax benefits resulting from the exercise of stock options as operating cash inflows in its consolidated statements of cash flow. In accordance with SFAS 123R, the Company revised its statements of cash flow presentation to include the excess tax benefits

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from the exercise of stock options as financing cash inflows. Accordingly, for the year ended March 31, 2007, the Company reported $511,000 of excess tax benefits as a financing cash inflow.

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

Earnings per share

Earnings per share for all periods have been calculated in accordance with Statement of Financial Accounting Standards No. 128 (“SFAS 128”), “Earnings Per Share”. Basic earnings per share is calculated by dividing net income less preferred stock dividends by the weighted average number of shares of Common Stock outstanding during the year. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of Common Stock and equivalents outstanding during the year. Common Stock equivalents represent shares issuable upon assumed exercise of stock options. (See Note 10.)

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

Prepaid advertising at fiscal year end March 2009 and 2008, and advertising expense for the fiscal years ended March 2009, 2008 and 2007, were not material to these financial statements.

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

Recent accounting pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However in February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2 which delays the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the FSP. Effective March 2008, the Company adopted SFAS 157 except as it applies to those non-financial assets and non-financial liabilities as noted in FSP 157-2. There was no significant impact to the Company’s Consolidated Financial Statements as a result of this adoption. For details on the levels at which the Company’s financial assets and liabilities are classified within the fair value hierarchy, see Note 7, “Fair Value of Financial Instruments.” The Company does not expect the adoption of SFAS 157 for non-financial assets and non-financial liabilities to have a material impact on the financial results or existing debt covenants of the Company.

On October 10, 2008, the FASB issued FSP FAS 157-3, (FSP FAS 157-3) “Determining the Fair Value of a Financial Asset in a Market That Is Not Active”. The FSP was effective upon issuance. The FSP clarified the application of SFAS 157 in an inactive market and provided an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. The Company adopted the provisions of FSP FAS 157-3 as of March 28, 2009. There was no significant impact to the Company’s Consolidated Financial Statements as a result of this adoption.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The Company did not elect to apply the provisions of SFAS 159 to its existing financial instruments at March 28, 2009.

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

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2009, the FASB issued FSP FAS 141(R)-1 (“FSP FAS 141R-1”), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP FAS 141R-1 amends and clarifies SFAS No. 141R to address application issues on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination.

SFAS 141(R) provides guidance on how an entity will recognize and measure the identifiable assets acquired (including goodwill), liabilities assumed, and noncontrolling interests, if any, acquired in a business combination. SFAS 160 will change the accounting and reporting for minority interests, which will be treated as noncontrolling interests and classified as a component of equity. These standards are effective for fiscal years beginning after December 15, 2008, and are applicable to the Company for fiscal 2010. Early adoption is prohibited. The Company is currently evaluating both standards. However, the standards will result in an increase in expense during times when the Company is acquisitive.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on the Company’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for interim periods beginning after November 15, 2008. The Company adopted SFAS 161 effective December 28, 2008, and the required disclosures are included in Note 7, “Fair Value of Financial Instruments.”

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosure about Postretirement Benefit Plan Assets,” which amends Statement 132(R) to require more detailed disclosures about employers’ pension plan assets. New disclosures will include more information on investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. This new standard requires new disclosures only, and will have no impact on the Company’s Consolidated Financial Statements. This standard is effective for fiscal years beginning after December 15, 2009, and is applicable to the Company for fiscal 2011.

NOTE 2 —	ACQUISITIONS

The Company’s acquisitions are strategic moves in its plan to fill in and expand its presence in its existing and contiguous markets, and leverage fixed operating costs such as distribution and advertising.

Subsequent Event

In May 2009, the Company signed a definitive asset purchase agreement to acquire 26 Autotire Car Care Center (“Autotire”) locations from Am-Pac Tire Distributors Inc., a wholly-owned subsidiary of American Tire Distributors, for approximately $10 million. The transaction is expected to close by the end of June 2009. The 26 Autotire locations purchased in Missouri and Illinois will expand Monro’s footprint into St. Louis and the surrounding area. These stores will operate under the Autotire name.

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

Fiscal 2007

On April 29, 2006, the Company acquired 75 automotive maintenance and repair service stores located in eight metropolitan areas throughout Ohio and Pennsylvania from ProCare Automotive Service Solutions LLC (“ProCare”). The Company acquired the business and substantially all of the operating assets of these stores, which consist primarily of inventory and equipment, and assumed certain liabilities. The purchase price was $14.7 million in cash which was financed through the Company’s existing bank facility. The excess of the purchase price over the fair values of assets acquired and liabilities assumed was allocated to goodwill. The Company converted 31 of the acquired ProCare stores to tire stores which are operating under the Mr. Tire brand name. The remaining stores are operating as service stores under the Monro brand name. The results of operations of the acquired ProCare stores are included in the Company’s results from April 29, 2006. In connection with the acquisition, the Company recorded a reserve for accrued restructuring costs of approximately $1.1 million. This reserve relates to costs associated with the closing of three duplicative or poorly performing ProCare stores, and included charges for rent and real estate taxes (net of anticipated sublease income) since the April 2007 closure date, as well as the write down of assets to their fair market value. The closures brought the number of ProCare service stores down to 43 and the ProCare tire stores down to 29 stores.

NOTE 3 —	OTHER CURRENT ASSETS

The composition of other current assets is as follows:

	Year Ended
	Fiscal March
	2009	2008
	(Dollars in thousands)

Vendor rebates receivable	$5,912	$6,222
Barter credit receivable	2,850	2,700
Prepaid real estate taxes	1,824	1,748
Prepaid inventory	1,746	116
Other receivables	1,669	1,132
Prepaid advertising	1,203	1,575
Prepaid insurance	1,155	813
Insurance receivable	1,014	616
Receivable for inventory returns	733	1,207
Notes receivable	561	1,125
Other	873	1,372

	$19,540	$18,626

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 —	PROPERTY, PLANT AND EQUIPMENT

The major classifications of property, plant and equipment are as follows:

	March 28, 2009			March 29, 2008
		Assets			Assets
		Under			Under
	Assets	Capital		Assets	Capital
	Owned	Lease	Total	Owned	Lease	Total
	(Dollars in thousands)

Land	$45,833		$45,833	$41,721		$41,721
Buildings and Improvements	137,063	$31,222	168,285	133,775	$31,338	165,113
Equipment, signage and fixtures	122,507		122,507	118,470		118,470
Vehicles	13,017	67	13,084	12,518	80	12,598
Construction-in-progress	3,404		3,404	1,068		1,068

	321,824	31,289	353,113	307,552	31,418	338,970
Less – Accumulated depreciation and amortization	159,602	8,450	168,052	147,990	6,796	154,786

	$162,222	$22,839	$185,061	$159,562	$24,622	$184,184

Capitalized interest costs aggregated $68,000 and $79,000 in fiscal 2009 and 2008, respectively.

Amortization expense recorded under capital leases totaled $2,162,000, $2,128,000 and $1,881,000 for the fiscal years ended March 2009, 2008 and 2007, respectively.

NOTE 5 —	GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill during fiscal 2009 and 2008 were as follows:

(Dollars in thousands)

Balance at March 31, 2007	$52,897
Acquisitions or other adjustments	18,575

Balance at March 29, 2008	71,472
Other adjustments	344

Balance at March 28, 2009	$71,816

In fiscal 2009, the other adjustments relates to purchase accounting adjustments for the Valley Forge, Craven and Broad Elm Acquisitions.

In fiscal 2008, approximately $3.9 million, $11.1 million and $2.4 million of goodwill relates to the Valley Forge, Craven and Broad Elm Acquisitions, respectively. (See Note 2.) The goodwill from the acquisitions is tax deductible.

In fiscal 2008, approximately $.8 million of the other adjustments relates to purchase accounting adjustments for the ProCare Acquisition.

The Company performed its required annual impairment test of goodwill during the third quarter of fiscal 2009. No impairment loss resulted from that annual impairment test.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The composition of other intangible assets and other non-current assets is as follows:

	Year Ended Fiscal March
	2009		2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Customer list	$6,011	$1,659	$6,314	$1,175
Trade name	2,322	2,322	2,322	2,322
Other intangible assets	66	36	436	400

Total intangible assets	8,399	4,017	9,072	3,897

Barter receivable	9,363		9,223
Prepaid pension asset	907		3,343
Other non-current assets	1,749		1,023

Total non-current assets	12,019		13,589

Total other intangible assets and non-current assets	$20,418	$4,017	$22,661	$3,897

The Company’s intangible assets are being amortized over their estimated useful lives. The weighted average useful lives of the Company’s intangible assets are 15 years for customer lists and eight years for other intangible assets.

Amortization of intangible assets during fiscal 2009, 2008 and 2007 totaled $490,000, $564,000 and $1,051,000, respectively.

Estimated future amortization of intangible assets is as follows:

Year Ending Fiscal March	(Dollars in thousands)

2010	$484
2011	484
2012	392
2013	384
2014	384
Thereafter	2,254

$4,382

NOTE 6 —	LONG-TERM DEBT

Long-term debt consists of the following:

	March 28,	March 29,
	2009	2008
	(Dollars in thousands)

Revolving Credit Facility, LIBOR-based(a)	$65,050	$89,073
Mortgage Note Payable, non-interest bearing, secured by warehouse and office land, due in one installment in 2015	660	660
Obligations under capital leases at various interest rates, secured by store properties and certain equipment, due in installments through 2028	33,084	34,455

	98,794	124,188
Less – Current portion	1,696	1,603

	$97,098	$122,585

(a)	The London Interbank Offered Rate (LIBOR) at March 28, 2009 was .52%.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In July 2005, the Company entered into a five-year, $125 million Revolving Credit Facility agreement with five banks. A sixth bank was added in June 2008. Interest only is payable monthly throughout the Credit Facility’s term. The facility included a provision allowing the Company to expand the amount of the overall facility to $160 million. Amendments in January 2007 and June 2008 were made to these amounts which increased the overall facility to $200 million. Currently, the committed sum is $163.3 million and the accordian feature is $36.7 million. Approximately $65.1 million was outstanding at March 28, 2009. The facility expires in January 2012.

The terms of the Credit Facility permit the payment of cash dividends not to exceed 25% of the preceding year’s net income, and allows stock buybacks subject to the Company being able to meet its existing financial covenants. The Agreement requires the maintenance of specified interest and rent coverage ratios and amounts of net worth. The Company is in compliance with these requirements at March 28, 2009. These agreements permit mortgages and specific lease financing arrangements with other parties with certain limitations.

The Credit Facility is not secured by the Company’s real property, although the Company has agreed not to encumber its real property, with certain permissible exceptions.

Within the aforementioned $163.3 million Revolving Credit Facility, the Company has available a sub-facility of $20 million for the purpose of issuing standby letters of credit. The line requires fees aggregating .88% annually of the face amount of each standby letter of credit, payable quarterly in arrears. There were $12.2 million in outstanding letters of credit under this line at March 28, 2009.

In addition, the Company has financed certain store properties and vehicles with capital leases, which amount to $33.1 million and are due in installments through 2028.

During fiscal 1995, the Company purchased 12.7 acres of land for $.7 million from the City of Rochester, New York, on which its office/warehouse facility is located. The City has provided financing for 100% of the cost of the land via a 20-year non-interest bearing mortgage, all due and payable in 2015.

Aggregate debt maturities over the next five years and thereafter are as follows:

	Capital Leases
	Aggregate	Imputed	All Other
Year Ending Fiscal March	Amount	Interest	Debt	Total
	(Dollars in thousands)

2010	$4,809	$(3,113)		$1,696
2011	4,578	(2,915)		1,663
2012	4,349	(2,767)	$65,050	66,632
2013	4,393	(2,608)		1,785
2014	4,427	(2,420)		2,007
Thereafter	36,746	(12,395)	660	25,011

Total				$98,794

NOTE 7 —	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following table represents the financial assets and liabilities on the consolidated balance sheet as of March 28, 2009 that are subject to SFAS 157 and the valuation approach applied to each of these items.

Significant
Other
Observable
Inputs
(Level 2)
Amount
(Dollars in thousands)

Liabilities
Derivatives	$967

Financial instruments consist of the following:

	March 28, 2009			March 29, 2008
	Notional	Carrying	Fair	Notional	Carrying	Fair
	Amount	Amount	Value	Amount	Amount	Value
(Dollars in thousands)

Liabilities
Long-term debt, including current portion and excluding capital leases		$65,710	$65,554		$89,733	$89,541

The fair value of cash and cash equivalents, accounts receivable and accounts payable approximated book value at March 28, 2009 and March 29, 2008 because their maturity is generally less than one year in duration. The fair value of long-term debt was estimated based on discounted cash flow analyses using either quoted market prices for the same or similar issues, or the current interest rates offered to the Company for debt with similar maturities.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 —	INCOME TAXES

The components of the provision for income taxes are as follows:

	Year Ended Fiscal March
	2009	2008	2007
	(Dollars in thousands)

Current –
Federal	$10,539	$12,125	$10,542
State	1,019	642	835

	11,558	12,767	11,377

Deferred –
Federal	2,705	(1,248)	913
State	(237)	(20)	(97)

	2,468	(1,268)	816

Total	$14,026	$11,499	$12,193

Deferred tax (liabilities) assets consist of the following:

	March 28,	March 29,	March 31,
	2009	2008	2007
	(Dollars in thousands)

Goodwill	$(3,832)	$(2,384)	$(1,377)
Prepaid expenses	(896)	(839)	(624)
Property and equipment	(690)	(168)	(2,830)
Pension	(305)	(1,231)	(997)
Other	(168)	(136)	(124)

Total deferred tax liabilities	(5,891)	(4,758)	(5,952)

Insurance reserves	2,466	2,885	1,949
Deferred rent	2,319	2,363	2,593
Stock options	1,508	1,742	1,157
Accrued compensation	1,457	1,025	874
Warranty and other reserves	1,041	1,422	1,679
Indirect effect of unrecognized tax benefits in other jurisdictions	778	729
Inventory capitalization	369	367	566
Other	1,788	1,241	1,170

Subtotal deferred tax assets	11,726	11,774	9,988
Valuation allowance			(78)

Total deferred tax assets	11,726	11,774	9,910

Net deferred tax assets	$5,835	$7,016	$3,958

The Company has $1.6 million of state net operating loss carryforwards available as of March 28, 2009. The carryforwards expire in varying amounts through 2029. Based on all available evidence, the Company has determined that sufficient taxable income of the appropriate character within the carryforward period will exist for the realization of the tax benefits on existing state net operating loss carryforwards.

The Company determined that the previously recorded valuation allowance was no longer required.

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

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation between the U.S. Federal statutory tax rate and the effective tax rate reflected in the accompanying financial statements is as follows:

	Year Ended Fiscal March
	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Federal income tax based on statutory tax rate applied to income before taxes	$13,340	35.0	$11,697	35.0	$12,062	35.0
State income tax, net of federal income tax benefit	425	1.1	416	1.2	480	1.4
Other	261	.7	(614)	(1.8)	(349)	(1.0)

	$14,026	36.8	$11,499	34.4	$12,193	35.4

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

The following is a rollforward of the Company’s liability for income taxes associated with unrecognized tax benefits:

(Dollars in thousands)

Balance at April 1, 2007	$2,796
Tax positions related to current year:
Additions	1,109
Reductions
Tax positions related to prior years:
Additions	280
Reductions
Settlements
Lapses in statutes of limitations	(315)

Balance at March 29, 2008	3,870
Tax positions related to current year:
Additions	1,175
Reductions
Tax positions related to prior years:
Additions	39
Reductions	(400)
Settlements
Lapses in statutes of limitations	(191)

Balance at March 28, 2009	$4,493

The total amount of unrecognized tax benefits was $4.5 million at March 28, 2009, the majority of which, if recognized, would affect the effective tax rate.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company historically had classified unrecognized tax benefits in current taxes payable. As a result of adoption of FIN 48, unrecognized tax benefits were primarily reclassified to long-term income taxes payable.

The Company’s policy to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the Consolidated Statement of Income did not change as a result of implementing the provisions of FIN 48. As of the date of adoption of FIN 48, the Company had accrued $.3 million for the payment of interest and penalties relating to unrecognized tax benefits.

In the normal course of business, the Company provides for uncertain tax positions and the related interest and penalties, and adjusts its unrecognized tax benefits and accrued interest and penalties accordingly. During the years ended March 28, 2009 and March 29, 2008, the Company recognized interest and penalties of approximately $.1 million for each year in income tax expense. Additionally, the Company had approximately $.5 million and $.4 million of interest and penalties associated with uncertain tax benefits accrued as of March 28, 2009 and March 29, 2008, respectively.

The Company is currently under audit by certain state tax jurisdictions for the fiscal 2001 to 2007 tax years. It is reasonably possible that the examination phase of the audits for these years may conclude in the next 12 months, and that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns may change from those recorded as liabilities for uncertain tax positions in the Company’s financial statements as of March 28, 2009. However, based on the status of the examinations, it is not possible to estimate the effect of any amount of such change to previously recorded uncertain tax positions.

The Company files U.S. Federal income tax returns and income tax returns in various state jurisdictions. The Company’s fiscal 2005 through fiscal 2008 U.S. Federal tax years and various state tax years remain subject to income tax examinations by tax authorities.

NOTE 9 —	CONVERTIBLE PREFERRED STOCK AND COMMON STOCK

A summary of the changes in the number of shares of common stock, Class C preferred stock and treasury stock is as follows:

		Class C
	Common	Convertible
	Stock	Preferred	Treasury
	Shares	Stock Shares	Stock
	Issued	Issued	Shares

Balance at March 25, 2006	13,976,630	65,000	331,628
Stock options exercised	365,421
Purchase of treasury shares			2,500

Balance at March 31, 2007	14,342,051	65,000	334,128
Shares issued in connection with three-for-two stock split	7,219,595		280,445
Stock options exercised	122,213
Purchase of treasury shares			2,707,819

Balance at March 29, 2008	21,683,859	65,000	3,322,392
Conversion of preferred shares	506,755	(32,500)
Stock options exercised	808,699		258,437

Balance at March 28, 2009	22,999,313	32,500	3,580,829

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

Holders of at least 60% of the Class C preferred stock must approve any action authorized by the holders of common stock. In addition, there are certain restrictions on the transferability of shares of Class C preferred stock. In the event of a liquidation, dissolution or winding-up of the Company, the holders of the Class C preferred stock would be entitled to receive $1.50 per share out of the assets of the Company before any amount would be paid to holders of common stock. The conversion value of the Class C convertible preferred stock is $.096 per share at March 28, 2009 and March 29, 2008.

The 1989 Incentive Stock Option Plan authorized 1,689,837 shares for issuance (as retroactively adjusted for stock dividends and stock splits).

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

Generally, employee options vest within the first five years of their term, and have a duration of ten years. See Note 1 for a discussion of the fiscal 2006 acceleration of vesting of all unvested stock options. Outstanding options are exercisable for various periods through February 2019.

In August 1994, the Board of Directors authorized a non-employee directors’ stock option plan which was approved by shareholders in August 1995. The Plan initially reserved 150,417 shares of common stock (as retroactively adjusted for stock dividends and stock splits), and provides for (i) the grant to each non-employee director as of August 1, 1994 of an option to purchase 6,839 shares of the Company’s common stock (as retroactively adjusted for stock dividends and the stock splits) and (ii) the annual grant to each non-employee director of an option to purchase 6,839 shares (as retroactively adjusted for stock dividends and the stock splits) on the date of the annual meeting of shareholders beginning in 1995. The options expire ten years from the date of grant at an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Options issued to directors generally vest immediately upon issuance.

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

In June 2007, the Board of Directors authorized the 2007 Incentive Stock Option Plan, reserving 582,000 shares (as retroactively adjusted for stock splits) of common stock for issuance to eligible employees and all non-employee directors. This 2007 Plan replaced the Company’s 1998 Employee Stock Option Plan and 2003 Non-Employee Directors’ Stock Option Plans. Immediately upon the shareholders’ approval of the 2007 Plan, all shares of Common Stock available for award under either the 1998 or 2003 Plans were transferred to, and made available for award under the 2007 Plan. Stock options currently outstanding under the 1998 and 2003 Plans will

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remain outstanding in accordance with the terms of those plans and the stock option agreements entered into under those plans. The 2007 Plan was approved by shareholders in August 2007.

A summary of changes in outstanding stock options is as follows:

	Weighted Average			Available
	Exercise Price	Outstanding	Exercisable	For Grant

At March 25, 2006	$8.44	2,569,269	2,569,269	758,433
Granted	$23.38	236,945	47,870	(236,945)
Became exercisable			4,500
Exercised	$6.58	(548,132)	(548,132)
Canceled	$19.76	(21,816)	(10,041)	21,547

At March 31, 2007	$10.37	2,236,266	2,063,466	543,035
Authorized				582,000
Granted	$21.97	716,958	141,630	(716,958)
Became exercisable			41,709
Exercised	$9.03	(170,834)	(170,834)
Canceled	$19.62	(35,611)	(17,689)	18,873

At March 29, 2008	$13.36	2,746,779	2,058,282	426,950
Granted	$18.66	141,430	47,880	(141,430)
Became exercisable			205,841
Exercised	$4.52	(808,698)	(808,698)
Canceled	$21.75	(22,451)	(7,337)	4,275

At March 28, 2009	$17.11	2,057,060	1,495,968	289,795

The weighted average contractual term of all options outstanding at March 28, 2009 and March 29, 2008 was 4.0 years and 3.6 years, respectively. The aggregate intrinsic value of all options outstanding at March 28, 2009 and March 29, 2008 was $18.3 million and $14.1 million, respectively.

The weighted average contractual term of all options exercisable at March 28, 2009 and March 29, 2008 was 3.3 years and 2.7 years, respectively. The aggregate intrinsic value of all options exercisable at March 28, 2009 and March 29, 2008 was $15.7 million and $14.1 million, respectively.

A summary of the status of and changes in nonvested stock options granted as of and during fiscal years 2009 and 2008 is presented below:

		Weighted Average
		Grant-Date Fair Value
	Shares	(per Share)

Nonvested at March 31, 2007	172,800	$7.87
Granted	716,958	$6.36
Vested	(183,339)	$7.09
Canceled	(17,922)	$7.54

Nonvested at March 29, 2008	688,497	$6.54

Granted	141,430	$5.29
Vested	(253,721)	$6.33
Canceled	(15,114)	$6.80

Nonvested at March 28, 2009	561,092	$6.32

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about fixed stock options outstanding at March 28, 2009:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Shares	Remaining	Exercise	Shares	Exercise
Exercise Prices	Under Option	Life	Price	Under Option	Price

$ 3.33 - $ 9.00	425,210	2.87	$6.96	425,210	$6.96
$ 9.01 - $17.50	559,289	2.72	$15.99	552,164	$15.98
$17.51 - $23.00	772,173	4.25	$20.86	374,586	$21.31
$23.01 - $25.31	300,388	6.98	$23.90	144,008	$24.16

During the fiscal years ended March 28, 2009 and March 29, 2008, the fair value of awards vested under the Company’s stock plans was $1.6 million and $1.3 million, respectively.

The aggregate intrinsic value in the preceding tables is based on the Company’s closing stock price of $26.01 and $16.36 as of the last trading day of the periods ended March 28, 2009 and March 29, 2008, respectively. The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the fiscal years ended March 28, 2009 and March 29, 2008 was $12.5 million and $2.5 million, respectively. As of March 28, 2009 and March 29, 2008, there was $2.7 million and $3.7 million, respectively, of unrecognized compensation expense related to non-vested fixed stock options that is expected to be recognized over a weighted average period of 1.9 years and 2.6 years, respectively.

Cash received from option exercises under all stock option plans was $1.7 million, $1.5 million and $3.6 million for the fiscal years ended March 28, 2009, March 29, 2008 and March 31, 2007, respectively. The actual tax benefit realized for the tax deductions from option exercises was $2.3 million, $.6 million and $1.1 million for the fiscal years ended March 28, 2009, March 29, 2008 and March 31, 2007, respectively.

The Company issues new shares of common stock upon exercise of stock options.

NOTE 10 —	EARNINGS PER COMMON SHARE

The following is a reconciliation of basic and diluted earnings per common share for the respective years:

	Year Ended Fiscal March
	2009	2008	2007
	(Amounts in thousands, except per share data)

Numerator for earnings per common share calculation:
Net Income	$24,088	$21,921	$22,271
Less: Preferred stock dividends	(213)	(230)	(175)

Income available to common stockholders	$23,875	$21,691	$22,096

Denominator for earnings per common share calculation:
Weighted average common shares, basic	18,837	20,024	20,818
Effect of dilutive securities:
Preferred stock	812	1,013	1,013
Stock options	450	834	1,047

Weighted average common shares, diluted	20,099	21,871	22,878

Basic earnings per common share:	$1.27	$1.08	$1.07

Diluted earnings per common share:	$1.20	$1.00	$.97

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The computation of diluted earnings per common share for fiscal years 2009, 2008 and 2007 excludes the effect of assumed exercise of approximately 921,000, 873,000 and 174,000, respectively, of stock options, as the exercise price of these options was greater than the average market value of the Company’s Common Stock for those periods, resulting in an anti-dilutive effect on diluted earnings per share.

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

Future minimum payments required under noncancellable leases (including closed stores) are as follows:

		Less –
		Sublease
Year Ending Fiscal March	Leases	Income	Net
	(Dollars in thousands)

2010	$22,838	$(818)	$22,020
2011	17,724	(488)	17,236
2012	14,877	(349)	14,528
2013	11,136	(195)	10,941
2014	7,064	(77)	6,987
Thereafter	22,321	(314)	22,007

Total	$95,960	$(2,241)	$93,719

Rent expense under operating leases, net of sublease income, totaled $24,030,000, $22,842,000 and $20,684,000 in fiscal 2009, 2008 and 2007, respectively, including contingent rentals of $103,000, $323,000 and $347,000 in each respective fiscal year. Sublease income totaled $446,000, $460,000 and $440,000 respectively, in fiscal 2009, 2008 and 2007.

The Company has entered into various contracts with parts and tire suppliers, certain of which require the Company to buy up to 100% of its annual purchases of specific products including brakes, exhaust, oil and ride control at market prices. The agreements expire at various dates through January 2013. The Company believes these agreements provide it with high quality, branded merchandise at preferred pricing, along with strong marketing and training support.

On October 1, 2007, the Company entered into a new Employment Agreement with its Chief Executive Officer. The Agreement became effective on October 1, 2007 and has a five-year term. Under the Agreement, Mr. Gross (i) is paid a base salary of $840,000; (ii) is eligible to earn a target annual bonus, pursuant to the terms of the Company’s Management Incentive Compensation Plan, of up to 150% of his base salary upon the achievement of certain predetermined corporate objectives and (iii) participates in the Company’s other incentive and welfare and benefit plans made available to executives. Mr. Gross also receives a special bonus of $750,000, payable in five annual installments of $150,000, which began on October 1, 2007 (the “Special Bonus”). If the Agreement

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

terminates before October 1, 2012 either for Cause (as defined therein) or as the result of Mr. Gross’s resignation without Good Reason (as defined therein), then Mr. Gross will be required to repay a portion of the last-received annual installment of the Special Bonus, pro-rata to the date of termination. In consideration for Mr. Gross’s covenant not-to-compete with the Company or to solicit its employees, the Company will pay him an additional $750,000, payable in five equal installments of $150,000, beginning on October 1, 2012 or the earlier termination of the Agreement (the “Non-Compete Payment”). Finally, Mr. Gross is entitled to certain payments upon death, disability, a termination without Cause (as defined therein), a resignation by Mr. Gross for Good Reason (as defined therein) or a termination in the event of a Change in Control of the Company (as defined therein), all as set forth in detail in the Agreement.

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

In January 2008, the Company entered into Employment Agreements with Ms. D’Amico and Mr. Tomarchio, as well as with its President, John W. Van Heel. All three Agreements became effective on January 1, 2008 and have a three-year term.

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

Finally, each executive is entitled to certain payments upon death, disability, a termination without Cause (as defined therein), a resignation by the executive for Good Reason (as defined therein) or a termination in the event of a Change in Control of the Company (as defined therein), all as set forth in detail in the Agreements.

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

The Company sponsors a noncontributory defined benefit pension plan for Monro employees and the former Kimmel Automotive, Inc. employees. In fiscal 2005, the previously separate Monro and Kimmel pension plans were merged. The plan provides benefits to certain full-time employees who were employed with Monro and with Kimmel prior to April 2, 1998 and May 15, 2001, respectively. Effective as of those dates, each company’s Board of Directors approved plan amendments whereby the benefits of each of the defined benefit plans would be frozen and the plans

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

would be closed to new participants. Prior to these amendments, coverage under the plans began after employees completed one year of service and attainment of age 21. Benefits under both plans, and now the merged plans, are based primarily on years of service and employees’ pay near retirement. The funding policy for the Company’s merged plan is consistent with the funding requirements of Federal law and regulations. The measurement date used to determine the pension plan measurements disclosed herein is March 31 for both 2009 and 2008.

The overfunded status of the Company’s defined benefit plan is recognized as an asset in the Consolidated Statement of Financial Position as of March 28, 2009 and March 29, 2008.

The funded status of each plan is set forth below:

	Year Ended
	Fiscal March
	2009	2008
	(Dollars in thousands)

Change in Plan Assets:
Fair value of plan assets at beginning of year	$14,742	$14,986
Actual return on plan assets	(2,544)	246
Employer contribution	0	0
Benefits paid	(567)	(490)

Fair value of plan assets at end of year	11,631	14,742

Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	11,399	12,493
Interest cost	751	728
Actuarial gain	(859)	(1,332)
Benefits paid	(567)	(490)

Benefit obligation at end of year	10,724	11,399

Funded status of plan	$907	$3,343

The projected and accumulated benefit obligations were equivalent at March 29, 2008 and March 28, 2009.

Amounts recognized in accumulated other comprehensive (loss) income consist of:

	Year Ended
	Fiscal March
	2009	2008
	(Dollars in thousands)

Net transition obligation	$0	$0
Prior service cost	0	0
Net actuarial (loss) gain	(2,642)	493

Total	$(2,642)	$493

Pension income included the following components:

	Year Ended Fiscal March
	2009	2008	2007
	(Dollars in thousands)

Interest cost on projected benefit obligation	$752	$728	$718
Expected return on plan assets	(1,013)	(1,178)	(1,075)
Amortization of unrecognized actuarial loss	55	93	286

Net pension income	$(206)	$(357)	$(71)

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average assumptions used to determine benefit obligations are as follows:

	Year Ended
	Fiscal March
	2009	2008

Discount rate	7.36%	6.75%

The weighted-average assumptions used to determine net periodic pension costs are as follows:

	Year Ended Fiscal March
	2009	2008	2007

Discount rate	6.75%	6.00%	5.75%
Expected long-term return on assets	7.00%	8.00%	8.00%

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

The Company’s weighted average asset allocations, by asset category, are as follows:

	Year Ended
	Fiscal March
	2009	2008

Cash and cash equivalents	2.9%	4.6%
Fixed income	41.6%	38.4%
Equity securities	55.5%	57.0%

Total	100.0%	100.0%

There are no required or expected contributions in fiscal 2010 to the plan.

The following pension benefit payments are expected to be paid:

Year Ended
Fiscal March
(Dollars in thousands)

2010	$534
2011	527
2012	559
2013	572
2014	577
2015-2019	3,442

Total	$6,211

The Company has a 401(K)/Profit Sharing Plan that covers full-time employees who meet the age and service requirements of the plan. The 401(K) salary deferral option was added to the plan during fiscal 2000. The first employee deferral occurred in March 2000. The Company makes matching contributions consistent with the provisions of the plan. Charges to expense for the Company’s matching contributions for fiscal 2009, 2008 and 2007

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amounted to approximately $642,000, $675,000 and $637,000, respectively. The Company may also make annual profit sharing contributions to the plan at the discretion of the Company’s Compensation Committee.

The Company has a deferred compensation plan (the “Deferred Compensation Plan”) to provide an opportunity for additional tax-deferred savings to a select group of management or highly compensated employees. The Deferred Compensation Plan permits participants to defer all or any portion of the compensation that would otherwise be payable to them for the calendar year. In addition, the Company will credit to the participants’ accounts such amounts as would have been contributed to the Company’s 401(K)/Profit Sharing Plan but for the limitations that are imposed under the Internal Revenue Code based upon the participants’ status as highly compensated employees. The Company may also make such additional discretionary allocations as are determined by the Compensation Committee. No amounts credited under the Deferred Compensation Plan are funded and the Company maintains accounts to reflect the amounts owed to each participant. At least annually, the accounts are credited with earnings or losses calculated on the basis of an interest rate or other formula as determined by the Company’s Compensation Committee. The total liability recorded in the Company’s financial statements at March 28, 2009 and March 29, 2008 related to the Deferred Compensation Plan was $662,000 and $606,000, respectively.

The Company’s management bonus plan provides for the payment of annual cash bonus awards to participating employees, as selected by the Board of Directors, based primarily on the Company’s attaining pre-tax income targets established by the Board of Directors. Charges to expense applicable to the management bonus plan totaled $2,034,000, $225,000 and $96,000 for the fiscal years ended March 2009, 2008 and 2007, respectively.

NOTE 13 —	RELATED PARTY TRANSACTIONS

The Company is currently a party to leases for certain facilities where the lessor is an officer of the Company, or family members of such officer. Six leases were assumed in March 2004 in connection with the Mr. Tire Acquisition. These payments under such operating and capital leases amounted to $616,000, $602,000 and $588,000 for the fiscal years ended March 2009, 2008 and 2007, respectively. No amounts were payable at March 28, 2009, March 29, 2008 or March 31, 2007. No related party leases, other than the six assumed as part of the Mr. Tire Acquisition in March 2004, have been entered into, and no new leases are contemplated.

The Company has a management agreement with an investment banking firm associated with a principal shareholder/director of the Company to provide financial advice. The agreement provides for an annual fee of $300,000, plus reimbursement of out-of-pocket expenses. During each of the fiscal years 2009, 2008 and 2007, the Company incurred fees of $300,000, under this agreement. In addition, this investment banking firm, from time to time, provides additional investment banking services to the Company for customary fees. Approximately half of all payments made to the investment banking firm under the management agreement are paid to another principal shareholder/director of the Company.

NOTE 14 —	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following transactions represent non-cash investing and financing activities during the periods indicated:

Year ended March 28, 2009

During the year ended March 28, 2009, the Company recorded purchase accounting adjustments for the Valley Forge, Craven and Broad Elm Acquisitions that increased goodwill by $386,000 and current liabilities by $23,000 and reduced fixed assets by $60,000 and intangible assets by $303,000. Adjustments were related to the finalization of fixed asset appraisals and customer list valuations, and were recorded within one year of the acquisition.

In connection with recording the value of the Company’s interest rate swap contracts, other comprehensive income decreased by $625,000 and other long-term liabilities and long-term deferred tax assets increased by $1,008,000 and $383,000, respectively.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the recording of capital leases, the Company increased both fixed assets and long-term debt by $550,000.

In connection with the termination of capital leases, the Company reduced debt by $378,000, fixed assets by $171,000 and increased other long-term liabilities by $207,000.

In connection with the recording of the pension liability adjustment, the Company increased other comprehensive income by $1,678,000 and long-term deferred taxes by $1,004,000 and decreased other non-current assets by $2,682,000.

In connection with the accounting for income tax benefits related to the exercise of stock options, the Company reduced current liabilities by $2,280,000 and long-term deferred tax assets by $14,000 and increased paid-in capital by $2,266,000.

In connection with the exercise of stock options by the Company’s Chief Executive Officer (see Note 1), the Company increased current liabilities, common stock, paid-in capital and treasury stock by $3,364,000, $5,000, $1,925,000 and $5,294,000, respectively.

In connection with the conversion of preferred stock to common stock (see Note 18), the Company increased common stock and paid-in capital by $5,000 and $43,000, respectively and decreased preferred stock by $48,000.

Year ended March 29, 2008

In connection with the Craven, Valley Forge and Broad Elm Acquisitions (see Note 2), liabilities were assumed as follows:

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

In connection with the recording of capital leases, the Company increased both fixed assets and long-term debt by $1,485,000.

In connection with the termination of capital leases, the Company reduced debt and fixed assets by $785,000.

In connection with the recording of the pension liability adjustment, the Company increased other non-current assets by $493,000 and other comprehensive income by $296,000 and decreased long-term deferred tax assets by $197,000.

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

In connection with the implementation of SFAS 158, the Company increased accumulated other comprehensive income by $1,478,000 and long-term deferred income tax liability by $985,000 and decreased other non-current assets by $2,463,000.

In connection with the accounting for income tax benefits related to the exercise of stock options, the Company reduced current liabilities and increased paid-in capital by $1,076,000.

Interest and Income Taxes Paid

	Year Ended Fiscal March
	2009	2008	2007
	(Dollars in thousands)

Cash paid during the year:
Interest, net	$5,702	$5,406	$4,462
Income taxes	$11,355	$12,394	$10,510

NOTE 15 —	LITIGATION

The Company was the defendant in a lawsuit filed in December 2007, in the Supreme Court of the State of New York, that claimed that the Company violated federal and state laws related to the calculation and payment of overtime to certain headquarters employees. In May 2008, subject to Court approval, the Company and the plaintiffs agreed upon the financial terms of a settlement of all claims in the lawsuit (the “Settlement”). In doing so, the Company did not admit any wrongdoing with respect to the matters involved in the lawsuit. The Company obtained final court approval of the Settlement in March 2009. The Company recorded a reserve for the Settlement, including an estimate of all costs to bring the matter to a close, in the amount of $.9 million in fiscal 2008. This amount was reduced by approximately $.1 million in fiscal 2009 due to lower than anticipated costs to resolve the matter.

The Company is not a party or subject to any other legal proceedings other than certain routine claims and lawsuits that arise in the normal course of its business. The Company does not believe that such routine claims or lawsuits, individually or in the aggregate, will have a material adverse effect on its financial condition or results of operations.

NOTE 16 —	DERIVATIVE FINANCIAL INSTRUMENTS

The Company reports derivatives and hedging activities in accordance with SFAS 133. This statement requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction, and if it is, depending on the type of hedge transaction.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The notional amount of derivative financial instruments, which consisted solely of three interest rate swaps used to minimize the risk and/or costs associated with changes in interest rates, was $30.0 million at March 28, 2009. These swaps mature in July 2010. Fixed rates under these agreements range from 3.27% to 3.29%.

The Company manages exposure to changes in market interest rates. The Company’s use of derivative instruments is limited to highly effective interest rate swaps to hedge the risk of changes in cash flows (future interest payments) attributable to changes in LIBOR swap rates, the designated benchmark interest rate being hedged on certain of the Company’s LIBOR-indexed variable-rate debt. The interest rate swaps effectively fix the Company’s interest payments on certain LIBOR-indexed variable-rate debt.

The Company reflects the current fair value of all interest rate hedge instruments in its consolidated balance sheets as a component of other long-term liabilities. All of the Company’s interest rate hedge instruments are designated as cash flow hedges.

The related gains and losses related to the fair value of interest rate hedges are deferred in stockholders’ equity as a component of other comprehensive income or loss. The deferred loss at March 28, 2009 was $625,000. These deferred gains and losses are recognized in income as a decrease or increase to interest expense in the period in which the related cash flows being hedged are recognized in expense. However, to the extent that the change in value of an interest rate hedge instrument does not perfectly offset the change in the value of the cash flows being hedged, that ineffective portion is immediately recognized in the income statement. The Company’s hedge instruments have been determined to be highly effective as of March 28, 2009.

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

The following table presents the Company’s derivative financial instruments measured at fair value at March 28, 2009:

	March 28, 2009
	Notional
	Amount of
	Underlying	Fixed Rate	Year of
Interest Rate Swaps	Debt	Received	Transaction	Maturity	Fair Value
	(Dollars in thousands)

Swaps associated with:
1 month U.S. LIBOR	$10,000	3.29%	2008	2010	$(326)
1 month U.S. LIBOR	10,000	3.27%	2008	2010	(321)
1 month U.S. LIBOR	10,000	3.27%	2008	2010	(320)

	$30,000				$(967)

The location and amounts of derivative fair values in the balance sheet as of March 28, 2009 were as follows:

	Liability Derivatives as of March 28, 2009
	Balance Sheet Location	Fair Value
	(Dollars in thousands)

Interest rate contracts designated as hedging instruments under SFAS 133	Other long-term liabilities	$967

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

While it is not the Company’s intention to terminate its derivative financial instruments, fair values were estimated based on quotes from financial institutions, which represented the amounts that the Company would receive or pay if the instruments were terminated at the respective balance sheet date. These fair values indicated that the termination of interest rate swaps would result in a $967,000 loss as of March 28, 2009.

NOTE 17 —	COMMITMENT

The Company has entered into an agreement to purchase the land and building associated with 30 stores that are currently leased from the landlord for a price of $20 million. Such purchases will take place over a period of time and are expected to be completed by December 31, 2009. As of March 28, 2009, 21 properties have been purchased at a total price of $13.4 million.

NOTE 18 —	PREFERRED STOCK CONVERSION

In FY 2009, preferred stockholders converted 32,500 shares of Class C preferred stock to 506,755 shares of common stock.

NOTE 19 —	OTHER ITEMS

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

NOTE 20 —	SUBSEQUENT EVENTS

In May 2009, the Company’s Board of Directors declared a regular quarterly cash dividend of $.07 per common share or common share equivalent to be paid to shareholders of record as of June 9, 2009. The dividend will be paid on June 19, 2009.

See Note 2 for a discussion of the Autotire acquisition which was announced in May 2009.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth consolidated statement of income data by quarter for the fiscal years ended March 2009 and 2008. Earnings per share and weighted average share information has been adjusted for the Company’s three-for-two stock split. Individual line items summed by quarters may not agree to the annual amounts reported due to rounding.

	Fiscal Quarter Ended
	June	Sept.	Dec.	March
	2008	2008	2008	2009
	(Amounts in thousands, except per share data)

Sales	$120,369	$119,912	$118,680	$117,144
Cost of sales	69,480	69,511	73,465	72,184

Gross profit	50,889	50,401	45,215	44,960
Operating, selling, general and administrative expenses	36,852	36,786	35,694	39,043
Intangible amortization	123	133	112	121
Gain on disposal of assets	(32)	(286)	(510)	(233)

Total operating expenses	36,943	36,633	35,296	38,931

Operating income	13,946	13,768	9,919	6,029
Interest expense, net	1,519	1,592	1,536	1,330
Other income, net	(72)	(188)	(99)	(70)

Income before provision for income taxes	12,499	12,364	8,482	4,769
Provision for income taxes	4,705	4,692	2,904	1,725

Net income	$7,794	$7,672	$5,578	$3,044

Basic earnings per share	$.42	$.41	$.29	$.15

Diluted earnings per share(a)	$.39	$.38	$.28	$.15

Weighted average number of common shares used in computing earnings per share
Basic	18,387	18,531	19,040	19,691
Diluted	20,105	20,230	20,095	20,199

	June	Sept.	Dec.	March
	2007	2007	2007	2008
	(Amounts in thousands, except per share data)

Sales	$107,622	$112,043	$112,514	$107,211
Cost of sales	60,945	66,505	70,065	67,270

Gross profit	46,677	45,538	42,449	39,941
Operating, selling, general and administrative expenses	32,684	33,805	34,377	36,473
Intangible amortization	123	141	149	150
Loss (gain) on disposal of assets	53	101	(1,006)	(819)

Total operating expenses	32,860	34,047	33,520	35,804

Operating income	13,817	11,492	8,929	4,137
Interest expense, net	1,189	1,255	1,508	1,801
Other income, net	(415)	(155)	(114)	(114)

Income before provision for income taxes	13,043	10,391	7,535	2,450
Provision for income taxes	4,861	3,890	2,233	514

Net income	$8,182	$6,501	$5,302	$1,936

Basic earnings per share	$.39	$.31	$.27	$.10

Diluted earnings per share(a)	$.36	$.29	$.25	$.10

Weighted average number of common shares used in computing earnings per share
Basic	20,952	20,866	19,718	18,464
Diluted	22,910	22,791	21,553	20,168

(a)	Earnings per share for each period was computed by dividing net income by the weighted average number of shares of Common Stock and Common Stock Equivalents outstanding during the respective quarters.

Significant fourth quarter adjustments

There were no material, extraordinary, unusual or infrequently occurring items recognized in the fourth quarter of fiscal 2009.

During the fourth quarter of fiscal 2008, the Company recorded two significant adjustments. The Company reduced income tax expense by $.6 million for the resolution of state tax accounting matters. Offsetting this was a $.2 million charge resulting from a reduction in the Company’s state income tax rate used to calculate deferred taxes. In addition, the Company recorded $.9 million related to a reserve for litigation as discussed in Note 15 to the Financial Statements.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of March 28, 2009, the end of our fiscal year. Management has reviewed the results of its assessment with the Audit Committee of the Board of Directors. The effectiveness of the Company’s internal control over financial reporting as of March 28, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 28, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Company and Corporate Governance

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

Information concerning the Company’s shares authorized for issuance under its equity compensation plans at March 28, 2009 and security ownership of certain beneficial owners and management is incorporated herein by reference to the sections captioned “Security Ownership of Principal Shareholders, Directors and Executive Officers” and “Equity Compensation Plan Information” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information concerning certain relationships and related transactions is incorporated herein by reference to the sections captioned “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

Information concerning the Company’s principal accounting fees and services is incorporated herein by reference to the section captioned “Approval of Independent Accountants” in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

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

Exhibits

Reference is made to the Index to Exhibits accompanying this Form 10-K as filed with the Securities and Exchange Commission. The Company will furnish to any shareholder, upon written request, any exhibit listed in such Index to Exhibits upon payment by such shareholder of the Company’s reasonable expenses in furnishing any such exhibit. The agreements accompanying this Form 10-K or incorporated herein by reference may contain representations, warranties and other provisions that were made, among other things, to provide the parties thereto with specified rights and obligations and to allocate risk among them, and such agreements should not be relied upon by buyers, sellers or holders of the Company’s securities.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONRO MUFFLER BRAKE, INC.
(Registrant)

By	/s/ Robert G. Gross
Robert G. Gross
Chief Executive Officer and Chairman of the Board

Date: June 11, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of June 11, 2009.

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
Robert G. Gross
Chief Executive Officer,
Director and as Attorney-in-Fact

INDEX TO EXHIBITS

The following is a list of all exhibits filed herewith or incorporated by reference herein:

Exhibit No.		Document

3	.01*	Restated Certificate of Incorporation of the Company, dated July 23, 1991, with Certificate of Amendment, dated November 1, 1991. (1992 Form 10-K, Exhibit No. 3.01)
3	.01a*	Certificate of Change of the Certificate of Incorporation of the Company, dated January 26, 1996. (August 2004 Form S-3, Exhibit 4.1(b))
3	.01b*	Certificate of Amendment to Restated Certificate of Incorporation, dated April 15, 2004. (August 2004 Form S-3, Exhibit No. 4.1(c))
3	.01c*	Certificate of Amendment to Restated Certificate of Incorporation, dated October 10, 2007. (2008 Form 10-K, Exhibit 3.01c)
3	.02*	Restated By-Laws of the Company, dated July 23, 1991. (Amendment No. 1, Exhibit No. 3.04)
10	.01*	2007 Stock Incentive Plan, effective as of June 29, 2007. (May 2008 Form S-8, Exhibit No. 4)**
10	.01a*	Amendment No. 1 to the 2007 Stock Incentive Plan, dated August 9, 2007. (May 2008 Form S-8, Exhibit No. 4.1)**
10	.01b*	Amendment No. 2 to the 2007 Stock Incentive Plan, dated September 27, 2007. (May 2008 Form S-8, Exhibit No. 4.2)**
10	.02*	1994 Non-Employee Directors’ Stock Option Plan. (March 2001 Form S-8, Exhibit No. 4.1)**
10	.02a*	Amendment, dated as of May 12, 1997, to the 1994 Non-Employee Directors’ Stock Option Plan. (March 2001 Form S-8, Exhibit No. 4.2)**
10	.02b*	Amendment, dated as of May 18, 1999, to the 1994 Non-Employee Directors’ Stock Option Plan. (March 2001 Form S-8, Exhibit No. 4.3)**
10	.02c*	Amendment, dated as of August 2, 1999, to the 1994 Non-Employee Directors’ Stock Option Plan. (2002 Form 10-K, Exhibit No. 10.02c)**
10	.02d*	Amendment, dated as of June 12, 2002, to the 1994 Non-Employee Directors’ Stock Option Plan. (2002 Form 10-K, Exhibit No. 10.02d)**
10	.03*	1989 Employees’ Incentive Stock Option Plan, as amended through December 23, 1992. (December 1992 Form S-8, Exhibit No. 4.3)**
10	.03a*	Amendment, dated as of January 25, 1994, to the 1989 Employees’ Incentive Stock Option Plan. (1994 Form 10-K, Exhibit No. 10.03a and March 2001 Form S-8, Exhibit No. 4.2)**
10	.03b*	Amendment, dated as of May 17, 1995, to the 1989 Employees’ Incentive Stock Option Plan. (1995 Form 10-K, Exhibit No. 10.03b and March 2001 Form S-8, Exhibit No. 4.3)**
10	.03c*	Amendment, dated as of May 12, 1997, to the 1989 Employees’ Incentive Stock Option Plan. (1997 Form 10-K, Exhibit No. 10.03c and March 2001 Form S-8, Exhibit No. 4.4)**
10	.03d*	Amendment, dated as of January 29, 1998, to the 1989 Employees’ Incentive Stock Option Plan. (1998 Form 10-K, Exhibit No. 10.03d)**
10	.03e*	Amendment, dated as of September 26, 2007, to the 1989 Employees’ Incentive Stock Option Plan. (2008 Form 10-K, Exhibit 10.03e)**
10	.04*	GUST Amendment and Restatement of the Monro Muffler Brake, Inc. Retirement Plan, dated April 1, 2002. (2007 Form 10-K, Exhibit No. 10.04)**
10	.04a*	Amendment No. 1 to GUST Restatement, dated as of July 31, 2002. (2007 Form 10-K, Exhibit No. 10.04a)**
10	.04b*	Amendment No. 2 to GUST Restatement, dated July 31, 2002. (2007 Form 10-K, Exhibit No. 10.04b)**
10	.04c*	Amendment No. 3 to GUST Restatement, dated March 29, 2005. (2007 Form 10-K, Exhibit No. 10.04c)**
10	.04d*	Amendment No. 4 to GUST Restatement, dated December 21, 2006. (2007 Form 10-K, Exhibit No. 10.04d)**
10	.05*	Profit Sharing Plan, amended and restated as of April 1, 1993. (1995 Form 10-K, Exhibit No. 10.05)**
10	.05a*	Amendment, dated as of March 1, 2000, to the Profit Sharing Plan. (June 2001 Form S-8, Exhibit No. 4)**

Exhibit No.		Document

10	.06*	Employment Agreement, dated October 1, 2007, between the Company and Robert G. Gross. (October 2007 Form 8-K, Exhibit No. 99.1)**
10	.07*	Employment Agreement, dated January 10, 2008 and effective January 1, 2008, between the Company and Joseph Tomarchio, Jr. (January 2008 Form 8-K, Exhibit No. 99.1)**
10	.08*	1998 Employee Stock Option Plan, effective November 18, 1998. (December 1998 Form 10-Q, Exhibit No. 10.3 and March 2001 Form S-8, Exhibit No. 4)**
10	.08a*	Amendment, dated May 20, 2003, to the 1998 Employee Stock Option Plan. (2004 Form 10-K, Exhibit No. 10.08a)**
10	.08b*	Amendment, dated June 8, 2005, to the 1998 Employee Stock Option Plan. (April 2006 Form S-8 for the 1998 Plan, Exhibit No. 4.2)**
10	.08c*	Amendment, dated September 26, 2007, to the 1998 Employee Stock Option Plan. (2008 Form 10-K, Exhibit 10.08c)**
10	.09*	Kimmel Automotive, Inc. Pension Plan, as amended and restated effective January 1, 1989, adopted December 29, 1994. (2003 Form 10-K, Exhibit No. 10.09)**
10	.09a*	First amendment, dated January 1, 1989, to the Kimmel Automotive, Inc. Pension Plan. (2003 Form 10-K, Exhibit No. 10.09a)**
10	.09b*	Second amendment, dated January 1, 1989, to the Kimmel Automotive, Inc. Pension Plan. (2003 Form 10-K, Exhibit No. 10.09b)**
10	.09c*	Third amendment, dated May 2001, to the Kimmel Automotive, Inc. Pension Plan. (2003 Form 10-K, Exhibit No. 10.09c)**
10	.10*	2003 Non-Employee Directors’ Stock Option Plan, effective August 5, 2003. (2004 Form 10-K, Exhibit No. 10.10)**
10	.10a*	Amendment, dated June 8, 2005, to the 2003 Non-Employee Directors’ Stock Option Plan. (April 2006 Form S-8 for the 2003 Plan, Exhibit No. 4.1)**
10	.11*	Credit Agreement, dated as of July 13, 2005, by and among the Company, Charter One Bank, N.A., as Administrative Agent, and certain lenders party thereto. (June 2005 Form 10-Q, Exhibit No. 10.1)
10	.11a*	Amendment No. 1 to Credit Agreement, dated January 12, 2007, by and among the Company, Charter One Bank, N.A., as Administrative Agent, and certain lenders party thereto. (December 2006 Form 10-Q, Exhibit No. 10.11a)
10	.11b*	Amendment No. 2 to Credit Agreement, dated June 6, 2008, by and among the Company and RBS Citizens, N.A. (successor by merger to Charter One Bank, N.A.), as Administrative Agent for lenders party thereto. (June 2008 Form 8-K, Exhibit No. 10.11b)
10	.12*	Security Agreement, dated as of July 13, 2005, by and among the Company, Monro Service Corporation, Monro Leasing, LLC and Charter One Bank, N.A., as Administrative Agent for the lenders party to the Credit Agreement. (June 2005 Form 10-Q, Exhibit No. 10.2)
10	.13*	Guaranty, dated as of July 13, 2005, of Monro Service Corporation. (June 2005 Form 10-Q, Exhibit No. 10.3)
10	.15*	Negative Pledge Agreement, dated as of July 13, 2005, by and among the Company, Monro Service Corporation, Monro Leasing, LLC and Charter One Bank, N.A., as Administrative Agent for the lenders party to the Credit Agreement. (June 2005 Form 10-Q, Exhibit No. 10.5)
10	.18*	Resale Restriction Agreement by and between the Company and each of its executive officers and certain senior-level managers, effective as of March 24, 2006. (March 2006 Form 8-K/A, Exhibit No. 10.1)
10	.62*	Mortgage Agreement, dated September 28, 1994, between the Company and the City of Rochester, New York. (1995 Form 10-K, Exhibit No. 10.60)
10	.63*	Lease Agreement, dated October 11, 1994, between the Company and the City of Rochester, New York. (1995 Form 10-K, Exhibit No. 10.61)
10	.66*	Amendment to Lease Agreement, dated September 19, 1995, between the Company and the County of Monroe Industrial Development Agency. (September 1995 Form 10-Q, Exhibit No. 10.00)
10	.67*	Employment Agreement, dated January 10, 2008 and effective as of January 1, 2008, between the Company and John W. Van Heel. (January 2008 Form 8-K, Exhibit No. 99.2)**

Exhibit No.		Document

10	.68*	Employment Agreement, dated January 11, 2008 and effective as of January 1, 2008, between the Company and Catherine D’Amico. (January 2008 Form 8-K, Exhibit No. 99.3)**
10	.69*	Supply Agreement, by and between the Company and The Valvoline Company, dated July 10, 2006 and effective as of April 1, 2006. (September 2006 Form 10-Q, Exhibit No. 10.1)
10.70		Agreement of Purchase and Sale, by and among the Company, as Buyer, and BSA II LLC, CJA I LLC, Lane Dworkin Properties, LLC, AA&L II LLC, Seven Cousins of Rochester, LLC, Forus Properties LLC, Stoneridge 7 Partnership, 35 Howard Road Joint Venture, August, August, Lane of Rochester, LLC, The Charles J. and Burton S. August Family Foundation, Barbara S. Lane and Wendy Dworkin as Trustees under the Will of Sheldon A. Lane f/b/o Barbara A. Lane, Charles J. August and Burton S. August, as Sellers, dated as of March 14, 2008, with respect to Store Nos. 3, 7, 9, 10, 12, 14, 15, 17, 23, 25, 28, 29, 30, 31, 33, 34, 35, 36, 43, 44, 48, 49, 51, 52, 53, 54, 55, 57, 58 and 60.
10	.71*	Supply Agreement, dated April 11, 2007 and effective as of February 1, 2007, by and between Monro Service Corporation and AP Exhaust Products, Inc. (2007 Form 10-K, Exhibit No. 10.71)
10	.71a	Amendment to Supply Agreement, dated as of February 20, 2009.
10	.76*	Tenneco Automotive Ride Control Products Supply Agreement between Tenneco Automotive Operating Company Inc. and Monro Service Corporation, effective July 1, 2001. (2002 Form 10-K, Exhibit No. 10.76)
10	.77*	Management Incentive Compensation Plan, effective as of June 1, 2002. (2002 Form 10-K, Exhibit No. 10.77)**
10	.79*	Agreement, dated January 1, 1998, between F&J Properties, Inc. and Mr. Tire, Inc., as predecessor-in-interest to the Company, effective January 1, 1998, with respect to Store No. 750. (2004 Form 10-K, Exhibit No. 10.79)
10	.79a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 750. (2004 Form 10-K, Exhibit No. 10.79a)
10	.79b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by F&J Properties, Inc., with respect to Store No. 750. (2004 Form 10-K, Exhibit No. 10.79b)
10	.79c*	Renewal Letter, dated April 16, 2007, from the Company to F&J Properties, Inc. with respect to Store No. 750. (2007 Form 10-K, Exhibit No. 10.79c)
10	.80*	Agreement, dated January 1, 1997, between The Three Marquees and Mr. Tire, Inc., as predecessor-in-interest to the Company, with respect to Store No. 753. (2004 Form 10-K, Exhibit No. 10.80)
10	.80a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 753. (2004 Form 10-K, Exhibit No. 10.80a)
10	.80b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by The Three Marquees, with respect to Store No. 753. (2004 Form 10-K, Exhibit No. 10.80b)
10	.80c*	Renewal Letter, dated March 6, 2006, from the Company to The Three Marquees, with respect to Store No. 753. (2006 Form 10-K, Exhibit No. 10.80c)
10	.81*	Agreement, dated April 1, 1998, between 425 Manchester Road, LLC and Mr. Tire, Inc., as predecessor-in-interest to the Company, with respect to Store No. 754. (2004 Form 10-K, Exhibit No. 10.81)
10	.81a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 754. (2004 Form 10-K, Exhibit No. 10.81a)
10	.81b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by 425 Manchester Road, LLC, with respect to Store No. 754. (2004 Form 10-K, Exhibit No. 10.81b)
10	.81c*	Renewal Letter, dated June 8, 2007, from the Company to 425 Manchester Road LLC, with respect to Store No. 754. (2008 Form 10-K, Exhibit No. 10.81c)
10	.82*	Agreement, dated January 1, 1997, between The Three Marquees and Mr. Tire, Inc., as predecessor-in-interest to the Company, with respect to Store No. 756. (2004 Form 10-K, Exhibit No. 10.82)
10	.82a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 756. (2004 Form 10-K, Exhibit No. 10.82a)
10	.82b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by The Three Marquees, with respect to Store No. 756. (2004 Form 10-K, Exhibit No. 10.82b)
10	.82c*	Renewal Letter, dated March 6, 2006, from the Company to The Three Marquees, with respect to Store No. 756. (2006 Form 10-K, Exhibit No. 10.82c)

Exhibit No.		Document

10	.83*	Agreement, dated January 1, 1997, between The Three Marquees and Mr. Tire, Inc., as predecessor-in-interest to the Company, with respect to Store No. 758. (2004 Form 10-K, Exhibit No. 10.83)
10	.83a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 758. (2004 Form 10-K, Exhibit No. 10.83a)
10	.83b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by The Three Marquees, with respect to Store No. 758. (2004 Form 10-K, Exhibit No. 10.83b)
10	.83c*	Renewal Letter, dated March 6, 2006, from the Company to The Three Marquees, with respect to Store No. 758. (2006 Form 10-K, Exhibit No. 10.83c)
10	.84*	Agreement, dated September 2, 1999, between LPR Associates and Mr. Tire, Inc., as predecessor-in-interest to the Company, with respect to Store No. 765. (2004 Form 10-K, Exhibit No. 10.84)
10	.84a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 765. (2004 Form 10-K, Exhibit No. 10.84a)
10	.84b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by LPR Associates, with respect to Store No. 765. (2004 Form 10-K, Exhibit No. 10.84b)
10	.84c	Renewal Letter, dated October 29, 2008, from the Company to LPR Associates with respect to Store No. 765.
10	.86*	Supply Agreement by and between the Company and Wagner Brake, a division of Federal-Mogul Corporation, dated as of November 2, 2004 and effective as of February 1, 2005. (December 2004 Form 10-Q, Exhibit No. 10.86)
21.01		Subsidiaries of the Company.
23.01		Consent of PricewaterhouseCoopers LLP.
24.01		Powers of Attorney.
31.1		Certification of Robert G. Gross, Chief Executive Officer.
31.2		Certification of Catherine D’Amico, Executive Vice President — Finance and Chief Financial Officer.
32.1		Certification Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) hereof.

•	An asterisk “*” following an exhibit number indicates that the exhibit is incorporated herein by reference to an exhibit to one of the following documents: (1) the Company’s Registration Statement on Form S-1 (Registration No. 33-41290), filed with the Securities and Exchange Commission on June 19, 1991 (“Form S-1”); (2) Amendment No. 1 thereto, filed July 22, 1991 (“Amendment No. 1”); (3) the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1992 (“1992 Form 10-K”); (4) the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on December 24, 1992 (“December 1992 Form S-8”); (5) the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994 (“1994 Form 10-K”); (6) the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995 (“1995 Form 10-K”); (7) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995 (“September 1995 Form 10-Q”); (8) the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997 (“1997 Form 10-K”); (9) the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (“1998 Form 10-K”); (10) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1998 (“December 1998 Form 10-Q”); (11) the Company’s Registration Statements on Forms S-8, filed with the Securities and Exchange Commission on March 22, 2001 (each a “March 2001 Form S-8”); (12) the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on June 26, 2001 (“June 2001 Form S-8”); (13) the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2002 (“2002 Form 10-K”); (14) the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2003 (“2003 Form 10-K”); (15) the Company’s Annual Report on Form 10-K for the fiscal year ended March 27, 2004 (“2004 Form 10-K”); (16) the Company’s Registration Statement on Form S-3 (Registration No. 333-118176), filed with the Securities and Exchange Commission on August 12, 2004 (“August 2004 Form S-3”); (17) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 25, 2004 (“December 2004 Form 10-Q”); (18) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2005 (“June 2005 Form 10-Q”); (19) the Company’s Current Report on Form 8-K, filed March 31, 2006 (“March 2006 Form 8-K/A”); (20) the Company’s Registration Statement on Form S-8 (Registration No. 333-133044) filed with the Securities and Exchange Commission on April 6, 2006. (“April 2006 Form S-8 for 2003 Plan”); (21) the Company’s Registration Statement on Form S-8 (Registration No. 333-133045) filed with the Securities and Exchange Commission on April 6, 2006. (“April 2006 Form S-8 for 1998 Plan”); (22) the Company’s Annual Report on Form 10-K for the fiscal year ended March 25, 2006 (“2006 Form 10-K”); (23) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 23, 2006 (“September 2006 Form 10-Q”); (24) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 23, 2006 (“December 2006 Form 10-Q”); (25) the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 (“2007 Form 10-K”); (26) the Company’s Current Report on Form 8-K, filed October 4, 2007 (“October 2007 Form 8-K”); (27) the Company’s Current Report on Form 8-K, filed January 14, 2008 (“January 2008 Form 8-K”); (28) the Company’s Annual Report on Form 10-K for fiscal year ended March 29, 2008 (“2008 Form 10-K”); (29) the Company’s Registration Statement on Form S-8 (Registration No. 333-151196) filed with the Securities and Exchange Commission on May 27, 2008 (“May 2008 Form S-8”); and (30) the Company’s Current Report on Form 8, filed on June 11, 2008 (“June 2008 Form 8-K”). The appropriate document and exhibit number are indicated in parentheses.