Form 10-Q
period 2009-06-27
MONRO MUFFLER BRAKE INC
filed 2009-08-04
CIK 876427

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2009.
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of July 24 2009, 19,513,895 shares of the Registrant’s Common Stock, par value $ .01 per share, were outstanding.

MONRO MUFFLER BRAKE, INC.

MONRO MUFFLER BRAKE, INC.
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
MONRO MUFFLER BRAKE, INC.
CONSOLIDATED BALANCE SHEET

	(Unaudited)
	June 27,	March 28,
	2009	2009
	(Dollars in thousands)
Assets
Current assets:
Cash and equivalents	$3,362	$3,336
Trade receivables	2,098	2,051
Federal and state income tax receivable		1,268
Inventories	74,947	71,443
Deferred income tax asset	4,103	4,076
Other current assets	20,885	19,540

Total current assets	105,395	101,714

Property, plant and equipment	359,517	353,113
Less – Accumulated depreciation and amortization	(172,600)	(168,052)

Net property, plant and equipment	186,917	185,061
Goodwill	76,228	71,816
Intangible assets and other noncurrent assets	17,975	16,401
Long term deferred tax asset	2,369	1,759

Total assets	$388,884	$376,751

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$1,679	$1,696
Trade payables	30,302	34,751
Federal and state income taxes payable	4,007
Accrued payroll, payroll taxes and other payroll benefits	14,097	13,534
Accrued insurance	10,580	9,495
Warranty reserves	4,947	4,569
Other current liabilities	10,128	7,280

Total current liabilities	75,740	71,325

Long-term debt	95,992	97,098
Accrued rent expense	6,633	6,552
Other long-term liabilities	4,296	4,350
Long-term income taxes payable	3,269	3,135

Total liabilities	185,930	182,460

Commitments
Shareholders’ equity:
Class C Convertible Preferred Stock, $1.50 par value, $.096 conversion value, 150,000 shares authorized; 32,500 shares issued and outstanding	49	49
Common Stock, $.01 par value, 45,000,000 shares authorized; 23,069,693 and 22,999,313 shares issued at June 27, 2009 and March 28, 2009, respectively	231	230
Treasury Stock, 3,584,673 and 3,580,829 shares at June 27, 2009 and March 28, 2009, respectively, at cost	(67,559)	(67,454)
Additional paid-in capital	76,296	74,443
Accumulated other comprehensive loss	(3,388)	(3,485)
Retained earnings	197,325	190,508

Total shareholders’ equity	202,954	194,291

Total liabilities and shareholders’ equity	$388,884	$376,751

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Quarter Ended Fiscal June
	2009	2008
	(Dollars in thousands,
	except per share data)

Sales	$128,045	$120,369
Cost of sales, including distribution and occupancy costs	71,636	69,480

Gross profit	56,409	50,889

Operating, selling, general and administrative expenses	39,158	36,852
Intangible amortization	133	123
Loss (gain) on disposal of assets	139	(32)

Total operating expenses	39,430	36,943

Operating income	16,979	13,946
Interest expense, net of interest income for the quarter of $13 in 2009 and $3 in 2008	1,897	1,519
Other income, net	(43)	(72)

Income before provision for income taxes	15,125	12,499
Provision for income taxes	5,714	4,705

Net income	$9,411	$7,794

Earnings per share:
Basic	$.48	$.42

Diluted	$.46	$.39

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
(Dollars in thousands)

					Accumulated
				Additional	Other
	Preferred	Common	Treasury	Paid-in	Comprehensive	Retained
	Stock	Stock	Stock	Capital	Loss	Earnings	Total

Balance at March 28, 2009	$49	$230	$(67,454)	$74,443	$(3,485)	$190,508	$194,291

Net income						9,411	9,411

Other comprehensive loss:
Unrealized loss on derivatives contracts ($156 pre-tax)					97		97

							9,508

Cash dividends:
Preferred ($.13 per CSE) (1)(2)						(66)	(66)
Common ($.13 per share) (2)						(2,528)	(2,528)

Tax benefit from exercise of stock options				563			563

Exercise of stock options		1	(105)	820			716

Stock option compensation				470			470

Balance at June 27, 2009	$49	$231	$(67,559)	$76,296	$(3,388)	$197,325	$202,954

(1)	CSE – Common stock equivalent

(2)	Includes fourth quarter fiscal 2009 dividend payment of $.06 paid May 4, 2009 and first quarter fiscal 2010 dividend payment of $.07 paid June 19, 2009.
The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Quarter Ended Fiscal June
	2009	2008
	(Dollars in thousands)
	Increase (Decrease) in Cash
Cash flows from operating activities:
Net income	$9,411	$7,794
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	5,253	5,143
Loss (gain) on disposal of property, plant and equipment	139	(32)
Stock-based compensation expense	470	407
Excess tax benefits from share-based payment arrangements	(177)	(57)
Net change in deferred income taxes	(496)	286
Increase in trade receivables	(47)	(154)
Increase in inventories	(1,555)	(3,149)
(Increase) decrease in other current assets	(1,427)	529
Decrease (increase) in intangible assets and other noncurrent assets	916	(502)
(Decrease) increase in trade payables	(4,469)	2,045
Increase in accrued expenses	1,961	2,481
Increase in federal and state income taxes payable	5,940	4,534
Increase (decrease) in other long-term liabilities	31	(208)
Increase in long-term income taxes payable	28	72

Total adjustments	6,567	11,395

Net cash provided by operating activities	15,978	19,189

Cash flows from investing activities:
Capital expenditures	(3,963)	(3,662)
Acquisition of Autotire, net of cash acquired	(7,358)
Proceeds from the disposal of property, plant and equipment	287	374

Net cash used for investing activities	(11,034)	(3,288)

Cash flows from financing activities:
Proceeds from borrowings	40,283	28,073
Principal payments on long-term debt and capital lease obligations	(43,500)	(43,457)
Exercise of stock options	716	698
Excess tax benefits from share-based payment arrangements	177	57
Dividends to shareholders	(2,594)	(1,163)

Net cash used for financing activities	(4,918)	(15,792)

Increase in cash	26	109
Cash at beginning of period	3,336	2,108

Cash at end of period	$3,362	$2,217

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Condensed Consolidated Financial Statements
The consolidated balance sheet as of June 27, 2009 and March 28, 2009, the consolidated statements of income and cash flows for the quarter ended June 27, 2009 and June 28, 2008, and the consolidated statement of changes in shareholders’ equity for the quarter ended June 27, 2009, include Monro Muffler Brake, Inc. and its wholly owned subsidiary (the “Company”). These unaudited condensed consolidated financial statements have been prepared by the Company. In the opinion of management, all known adjustments (consisting of normal recurring accruals or adjustments) have been made to present fairly the financial position, results of operations and cash flows for the unaudited periods presented.
Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2009. The results of operations for the interim periods being reported on herein are not necessarily indicative of the operating results for the full year. In accordance with Statement of Financial Accounting Standards No. 165 (“SFAS 165”), “Subsequent Events,” the Company evaluates all events or transactions that occur after the balance sheet date through the date of issuance of its financial statements. For the period ending June 27, 2009, subsequent events were evaluated through August 4, 2009.
The Company reports its results on a 52/53 week fiscal year with the fiscal year ending on the last Saturday in March of each year. The following are the dates represented by each fiscal period reported in these condensed financial statements:

“Quarter Ended Fiscal June 2009”:	March 29, 2009 – June 27, 2009 (13 weeks)
“Quarter Ended Fiscal June 2008”:	March 30, 2008 – June 28, 2008 (13 weeks)
Note 2 — Acquisitions
The Company’s acquisitions are strategic moves in its plan to fill in and expand its presence in its existing and contiguous markets, and leverage fixed operating costs such as distribution and advertising.
On June 14, 2009, the Company acquired 26 Autotire Car Care Center (“Autotire”) retail tire and automotive repair stores located primarily in the St. Louis, MO market from Am-Pac Tire Distributors, Inc., a wholly-owned subsidiary of American Tire Distributors. These stores produced approximately $31 million in sales annually based on unaudited pre-acquisition historical information. The total purchase price of these stores was approximately $7.4 million in cash and the assumption of certain liabilities. The acquisition was financed through the Company’s existing bank facility. These stores all operate under the Autotire brand name. The results of operations of Autotire are included in the Company’s results from June 14, 2009.
The Company has completed its initial accounting for this acquisition in accordance with the guidance included in Statement of Financial Accounting Standards No. 141 (revised 2007) (“SFAS 141(R)”), “Business Combinations.” The acquisition resulted in goodwill related to, among other things, growth opportunities and unidentified intangible assets. All of the goodwill is expected to be deductible for tax purposes.
The Company has recorded finite-lived intangible assets at their determined fair value related to customer relationships and trade names. However, the Company has not completed its final purchase price accounting of the acquisition due to the timing of the acquisition. As the Company completes its final accounting for this acquisition, there may be changes, some of which may be material, to this initial accounting.
In accordance with SFAS 141(R), the Company expensed all costs related to the acquisition in the first quarter of fiscal 2010. The total costs related to the acquisition were $.2 million. These costs are included in the Consolidated Statement of Income under operating, selling, general and administrative expenses.

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The purchase price of the acquisition has been preliminarily allocated to the net tangible and intangible assets acquired, with the remainder recorded as goodwill on the basis of estimated fair values, as follows:

As of June 27, 2009
(Dollars in thousands)
Other current assets	$2,102
Intangible assets	2,611
Other noncurrent assets	1,187
Current liabilities	(2,760)
Long-term liabilities	(191)

Total net identifiable assets acquired	$2,949

Total consideration transferred	$7,361
Less: total net identifiable assets acquired	2,949

Goodwill	$4,412

The $2.6 million of acquired intangible assets are being amortized over their estimated useful lives. The weighted average useful life is approximately 11 years.
Note 3 — Earnings Per Share
Basic earnings per common share (EPS) amounts are computed by dividing earnings after the deduction of preferred stock dividends by the average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalents outstanding.
The following is a reconciliation of basic and diluted EPS for the respective periods:

	Quarter Ended
	Fiscal June
	2009	2008
	(Dollars in thousands,
	except per share data)

Numerator for earnings per common share calculation:

Net income	$9,411	$7,794
Less: Preferred stock dividends	(66)	(61)

Income available to common stockholders	$9,345	$7,733

Denominator for earnings per common share calculation:

Weighted average common shares, basic	19,440	18,387

Effect of dilutive securities:
Preferred stock	507	1,013
Stock options	489	705

Weighted average number of common shares, diluted	20,436	20,105

Basic earnings per common share:	$.48	$.42

Diluted earnings per common share:	$.46	$.39

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The computation of diluted EPS excludes the effect of the assumed exercise of approximately 137,000 and 1,421,000 stock options for the three months ended fiscal June 2009 and June 2008, respectively. Such amounts were excluded as the exercise prices of these options were greater than the average market value of the Company’s common stock for those periods, resulting in an anti-dilutive effect on diluted EPS.
Note 4 — Income Taxes
The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”) on April 1, 2007. The total amount of unrecognized tax benefits were $4.6 million and $4.5 million, respectively at June 27, 2009 and March 28, 2009, the majority of which, if recognized, would affect the effective tax rate.
In the normal course of business, the Company provides for uncertain tax positions and the related interest and penalties, and adjusts its unrecognized tax benefits and accrued interest and penalties accordingly. As of June 27, 2009, the Company had approximately $.5 million of interest and penalties accrued related to unrecognized tax benefits.
The Company is currently under audit by certain state tax jurisdictions for the fiscal 2001 to 2007 tax years. It is reasonably possible that the examination phase of the audit for these years may conclude in the next 12 months, and that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns may change from those recorded as liabilities for uncertain tax positions in the Company’s financial statements as of June 27, 2009. However, based on the status of the examinations, it is not possible to estimate the effect of any amount of such change to previously recorded uncertain tax positions.
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
The notional amount of derivative financial instruments, which consisted solely of three interest rate swaps used to minimize the risk and/or costs associated with changes in interest rates, was $30.0 million at June 27, 2009. These swaps mature in July 2010. Fixed rates under these agreements range from 3.27% to 3.29%.
The Company manages exposure to changes in market interest rates. The Company’s use of derivative instruments is limited to highly effective interest rate swaps to hedge the risk of changes in cash flows (future interest payments) attributable to changes in LIBOR swap rates, the designated benchmark interest rate being hedged on certain of the Company’s LIBOR-induced variable-rate debt. The interest rate swaps effectively fix the Company’s interest payments on certain LIBOR-indexed variable-rate debt.
The Company reflects the current fair value of all interest rate hedge instruments in its consolidated balance sheets as a component of other long-term liabilities. All of the Company’s interest rate hedge instruments are designated as cash flow hedges.
The gains and losses related to the fair value of interest rate hedges are deferred in stockholders’ equity as a component of other comprehensive income or loss. The deferred loss at June 27, 2009 was $528,000. These deferred gains and losses are recognized in income as a decrease or increase to interest expense in the period in which the related cash flows being hedged are recognized in expense. However, to the extent that the change in value of an interest rate hedge instrument does not perfectly offset the change in the value of the cash flows being hedged, that ineffective portion is immediately recognized in the income statement. The Company’s hedge instruments have been determined to be highly effective as of June 27, 2009.

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The following table presents the Company’s derivative financial instruments measured at fair value at June 27, 2009:

	June 27, 2009
	Notional
	Amount of
	Underlying	Fixed Rate	Year of
Interest Rate Swaps	Debt	Received	Transaction	Maturity	Fair Value
	(Dollars in thousands)
Swaps associated with:
1 month U.S. LIBOR	$10,000	3.29%	2008	2010	$(285)
1 month U.S. LIBOR	10,000	3.27%	2008	2010	(284)
1 month U.S. LIBOR	10,000	3.27%	2008	2010	(284)

	$30,000				$(853)

The location and amounts of derivative fair values in the balance sheet as of June 27, 2009 were as follows:

	Liability Derivatives as of June 27, 2009
	Balance Sheet Location	Fair Value
	(Dollars in thousands)

Interest rate contracts designated as hedging instruments under SFAS 133	Other long-term liabilities	$853
While it is not the Company’s intention to terminate its derivative financial instruments, fair values were estimated based on quotes from financial institutions, which represented the amounts that the Company would receive or pay if the instruments were terminated at the respective balance sheet date. These fair values indicated that the termination of interest rate swaps would result in a $853,000 loss as of June 27, 2009.
Note 6 — Fair Value of Financial Instruments
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

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following table represents the financial assets and liabilities on the consolidated balance sheet as of June 27, 2009 that are subject to SFAS 157 and the valuation approach applied to each of these items.

Significant Other Observable
Inputs (Level 2)
Amount
(Dollars in thousands)
Liabilities

Derivatives	$853
Note 7 — Supplemental Disclosure of Cash Flow Information
The following transactions represent non-cash investing and financing activities during the periods indicated:
THREE MONTHS ENDED JUNE 27, 2009:
In connection with the Autotire Acquisition (Note 2), liabilities were assumed as follows:

Fair value of assets acquired	$5,897,000
Goodwill acquired	4,412,000
Cash paid, net of cash acquired	(7,358,000)

Liabilities assumed	$2,951,000

In connection with recording the value of the Company’s interest rate swap contracts, other comprehensive income increased by $97,000 and other long-term liabilities and long-term deferred tax assets decreased by $156,000 and $59,000, respectively.
In connection with the recording of capital leases, the Company increased both fixed assets and long-term debt by $2,094,000.
In connection with the accounting for income tax benefits related to the exercise of stock options, the Company decreased current liabilities and increased paid-in capital by $563,000.
THREE MONTHS ENDED JUNE 28, 2008:
During the quarter ended June 28, 2008, the Company recorded purchase accounting adjustments for the Valley Forge, Craven and Broad Elm Acquisitions that increased goodwill by $178,000, reduced fixed assets by $63,000, reduced current liabilities by $1,000, reduced intangible assets by $86,000 and decreased long-term deferred tax assets by $30,000.
In connection with the accounting for income tax benefits related to the exercise of stock options, the Company decreased current liabilities and increased paid-in capital by $114,000.
Note 8 — Cash Dividend
In May 2009, the Company’s Board of Directors declared its intention to pay a regular quarterly cash dividend during fiscal 2010 of $.07 per common share or common share equivalent to be paid beginning with the first quarter of fiscal 2010. However, the declaration of and any determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, capital requirements, compliance with charter and contractual restrictions, and such other factors as the Board of Directors deems relevant.

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 9 — Litigation
The Company was the defendant in a lawsuit filed in December 2007, in the Supreme Court of the State of New York, that claimed that the Company violated federal and state laws relating to the calculation and payment of overtime to certain headquarters employees. In May 2008, subject to Court approval, the Company and the plaintiffs agreed upon the financial terms of a settlement of all claims in the lawsuit (the “Settlement”). In doing so, the Company did not admit any wrong doing with respect to the matters involved in the lawsuit. The Company obtained final court approval of the Settlement in March 2009. The Company recorded a reserve for the Settlement, including an estimate of all costs to bring the matter to a close, in the amount of $.9 million in fiscal year 2008. This amount was reduced by approximately $.1 million in fiscal year 2009 due to lower than anticipated costs to resolve the matter. All payments required pursuant to the terms of the Settlement were made on April 23, 2009.
The Company is not a party or subject to any other legal proceedings other than certain claims and lawsuits that arise in the normal course of its business. The Company does not believe that such claims or lawsuits, individually or in the aggregate, will have a material adverse effect on its financial condition or results of operations.
Note 10 — Commitment
The Company has entered into an agreement to purchase the land and building associated with 30 stores that are currently leased from the landlord for a price of $20 million. Such purchases will take place over a period of time and are expected to be completed by December 31, 2009. As of June 27, 2009, 21 properties have been purchased at a total price of $13.4 million.

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
The following table sets forth income statement data of Monro Muffler Brake, Inc. (“Monro” or the “Company”) expressed as a percentage of sales for the fiscal periods indicated:

	Quarter Ended Fiscal June
	2009	2008

Sales	100.0%	100.0%

Cost of sales, including distribution and occupancy costs	55.9	57.7

Gross profit	44.1	42.3

Operating, selling, general and administrative expenses	30.6	30.6

Intangible amortization	.1	.1

Loss on disposal of assets	.1	0

Total operating expenses	30.8	30.7

Operating income	13.3	11.6

Interest expense — net	1.5	1.3

Other income — net	0	(.1)

Income before provision for income taxes	11.8	10.4

Provision for income taxes	4.5	3.9

Net income	7.3%	6.5%

First Quarter Ended June 27, 2009 Compared To First Quarter Ended June 28, 2008
Sales were $128.0 million for the quarter ended June 27, 2009 as compared with $120.4 million in the quarter ended June 28, 2008. The sales increase of $7.7 million or 6.4%, was partially due to a comparable store sales increase of 6.2%. The former Craven and Valley Forge stores acquired in July 2007 and the former Broad Elm stores acquired in January 2008 are now included in comparable store sales numbers. Additionally, there was an increase of $2.5 million related to new stores, of which $1.3 million came from the former Autotire stores acquired in June 2009. Partially offsetting this was a decrease in sales from closed stores amounting to $2.0 million. There were 77 selling days in the quarter ended June 27, 2009 and in the quarter ended June 28, 2008.

At June 27, 2009, the Company had 740 company-operated stores compared with 713 stores at June 28, 2008. During the quarter ended June 27, 2009, the Company added 26 stores from the Autotire acquisition and opened four additional stores.
Management believes that the improvement in comparable store sales resulted from several factors, including an increase in brake sales, tire sales and maintenance services. It is management’s belief that strong in store sales execution, highly effective advertising campaigns and price increases in several product categories also contributed to the sales improvement. Comparable store traffic as well as average ticket increased over the prior year first quarter. Soft economic conditions and the related decrease in consumer spending and tightening of credit, resulting in declining automobile sales, helped to contribute to the improved sales. Management believes that consumers are keeping their cars longer and repairing them instead of trading them in for new cars. Additionally, while consumers can and often defer repairs when the economy is weak, most repairs can only be deferred for a period of time. When customers do come in to have their vehicles repaired, it is management’s belief that they spend more on average because the problem with their vehicle has worsened due to additional wear.
Management also believes that the recently announced closings of dealerships by Chrysler and General Motors will only serve to drive more business to the Company’s stores as consumers look for alternative, proven, economical and more geographically convenient locations to service their automobiles.
Gross profit for the quarter ended June 27, 2009 was $56.4 million or 44.1% of sales as compared with $50.9 million or 42.3% of sales for the quarter ended June 28, 2008. The increase in gross profit for the quarter ended June 27, 2009, as a percentage of sales, is due to several factors.
There was a decrease in labor costs as a percent of sales due primarily to a continued shift in mix to tire sales.
Distribution and occupancy costs decreased as a percentage of sales from the prior year as the Company, with improved sales, was able to better leverage largely fixed costs. In addition, rent expense decreased due to the capitalization of a couple recently renewed store leases.
Material costs decreased as a percentage of sales as compared to the prior year, due to several factors. Outside purchases declined as compared to the prior year quarter. There was also an increase in vendor rebates as compared to the prior year. Additionally, price increases helped to offset margin pressure caused by a slight shift in mix to the lower margin categories of tires and maintenance services.
Operating expenses for the quarter ended June 27, 2009 were $39.4 million or 30.8% of sales compared with $36.9 million or 30.7% of sales for the quarter ended June 28, 2008. Within operating expenses, selling, general and administrative (“SG&A”) expenses for the quarter ended June 27, 2009 increased by $2.3 million to $39.2 million from the quarter ended June 28, 2008, and were 30.6% of sales, unchanged from the prior year quarter.
The Company gained leverage as a percentage of sales, in many of the components of SG&A, both in store direct and store support costs, because of strong comparable store sales and cost control. Excluding benefits expense, SG&A would have been a full point lower as a percentage of sales as compared to the prior year. In the first quarter of the prior year, the Company changed its methodology for reserving for incurred but not reported health claims, reducing expense. Without this credit, SG&A expense would have been 31.1% of sales as compared to 30.6% this year, and operating expense last year would have been 31.2% of sales as compared to this year’s 30.8%. Utilities expense in the first quarter of fiscal 2010 was also lower as a percent of sales as compared to the prior year, due to reduced energy costs and lower usage in some areas.
Intangible amortization for the quarter ended June 27, 2009 remains unchanged from $.1 million for the quarter ended June 28, 2008, and was .1% of sales for quarter ended June 27, 2009 and June 28, 2008.
Gain on disposal of assets for the quarter ended June 27, 2009 decreased $.2 million from a gain of $30,000 for the quarter ended June 28, 2008, to a loss of $140,000 for the quarter ended June 27, 2009, and increased by .1 as a percentage of sales as compared to the prior year. This line item accounts for the overall increase, as a percent of sales, in total operating expenses as compared to the first quarter of fiscal 2009.
Operating income for the quarter ended June 27, 2009 of approximately $17.0 million increased by 21.7% as compared to operating income of approximately $13.9 million for the quarter ended June 28, 2008, and increased as a percentage of sales from 11.6% to 13.3%.

Net interest expense for the quarter ended June 27, 2009 increased by approximately $.4 million as compared to the same period in the prior year, and increased from 1.3% to 1.5% as a percentage of sales for the same periods. The weighted average debt outstanding for the quarter ended June 27, 2009 decreased by approximately $18.5 million as compared to the quarter ended June 28, 2008, primarily related to repayments made on the Company’s Revolving Credit Facility agreement. However, the weighted average interest rate increased by approximately 250 basis points over the prior year. This increase is due primarily to an entry in the quarter ended June 27, 2009 to capitalize a couple recently renewed leases. Without this entry, the weighted average interest rate increased by approximately 30 basis points due to a shift to a larger percentage of debt (capital leases vs. revolver) outstanding at a higher rate.
Other income for the quarter ended June 27, 2009 remained unchanged from $.1 million as compared to the same period in the prior year.
The effective tax rate for the quarter ended June 27, 2009 and June 28, 2008 was 37.8% and 37.6%, respectively, of pre-tax income.
Net income for the quarter ended June 27, 2009 of $9.4 million increased 20.7% from net income for the quarter ended June 28, 2008. Earnings per share on a diluted basis for the quarter ended June 27, 2009 increased 17.9%.
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
Capital Resources and Liquidity
Capital Resources
The Company’s primary capital requirements in fiscal 2010 are the upgrading of facilities and systems and the funding of its store expansion program, including potential acquisitions of existing store chains. For the three months ended June 27, 2009, the Company’s primary capital requirements were divided among the funding of acquisitions for $7.4 million, as well as the upgrading of facilities and systems in existing stores and the funding of its store expansion program totaling $4.0 million. Funds were provided primarily by cash flow from operations and bank financing. Management believes that the Company has sufficient resources available (including cash and equivalents, net cash flow from operations and bank financing) to expand its business as currently planned for the next several years.
Liquidity
In July 2005, the Company entered into a five-year, $125 million Revolving Credit Facility agreement with five banks. A sixth bank was added in June 2008. Interest only is payable monthly throughout the Credit Facility’s term. The facility included a provision allowing the Company to expand the amount of the overall facility to $160 million. Amendments in January 2007 and June 2008 were made to these amounts which increased the overall facility to $200 million. Currently, the committed sum is $163.3 million and the accordian feature is $36.7 million. Approximately $62.3 million was outstanding at June 27, 2009. The facility expires in January 2012.
The Company has financed the land associated with its office/warehouse facility via a mortgage note payable of $.7 million due in a balloon payment in 2015. In addition, the Company has financed certain store properties and equipment with capital leases, which amount to $34.7 million and are due in installments through 2033.
The terms of the Credit Facility permit the payment of cash dividends not to exceed 25% of the preceding year’s net income, and allow stock buybacks subject to the Company being able to meet its existing financial covenants. The Agreement requires the maintenance of specified interest and rent coverage ratios and amounts of net worth. They also contain restrictions on cash dividend payments. At June 27, 2009, the Company is in compliance with the applicable debt covenants, and does not foresee a risk of being out of compliance for the foreseeable future. These agreements permit mortgages and specific lease financing arrangements with other parties with certain limitations.
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

The Company has entered into an agreement to purchase the land and building associated with 30 stores that are currently leased from the landlord for a price of $20 million. Such purchases will take place over a period of time and will be completed by December 31, 2009. As of June 27, 2009, 21 properties have been purchased at a total price of $13.4 million.
Recent Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However in February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2 which delays the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the FSP. Effective March 2008, the Company adopted SFAS 157 except as it applies to those non-financial assets and non-financial liabilities as noted in FSP 157-2. There was no significant impact to the Company’s Consolidated Financial Statements as a result of this adoption. For details on the levels at which the Company’s financial assets and liabilities are classified within the fair value hierarchy, see Note 6, “Fair Value of Financial Instruments.” Effective March 29, 2009, the Company adopted SFAS 157 as it applies to non-financial assets and non-financial liabilities. The adoption of SFAS 157 did not have a material impact on the Company’s Consolidated Financial Statements.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The Company did not elect to apply the provisions of SFAS 159 to its existing financial instruments at June 27, 2009.
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
SFAS 141(R) provides guidance on how an entity will recognize and measure the identifiable assets acquired (including goodwill), liabilities assumed, and noncontrolling interests, if any, acquired in a business combination. SFAS 160 will change the accounting and reporting for minority interests, which will be treated as noncontrolling interests and classified as a component of equity. Effective March 29, 2009, the Company has adopted both SFAS 141(R) and SFAS 160. The adoption of SFAS 141(R) had a material impact on the accounting for the acquisition of Autotire in June 2009. See Note 2, “Acquisitions”, for further discussion. The adoption of SFAS 160 had no impact on the Company’s Consolidated Financial Statements.
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

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165 (“SFAS 165”), “Subsequent Events”. This statement sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. Effective June 2009, the Company adopted SFAS 165 and there was no impact to the Company’s Consolidated Financial Statements as a result of this adoption.
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168 (“SFAS 168”), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”. This statement replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes the “FASB Accounting Standards CodificationTM” as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will amend its disclosures accordingly beginning with the second quarter of fiscal 2010 Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to market risk from potential changes in interest rates. At June 27, 2009 and March 28, 2009, approximately 49% and 47%, respectively, of the Company’s long-term debt, excluding capital leases, was at fixed interest rates and therefore, the fair value is affected by changes in market interest rates. The Company’s cash flow exposure on floating rate debt, which is not supported by interest rate swap agreements, would result in interest expense fluctuating approximately $.3 million based upon the Company’s debt position at quarter ended June 27, 2009 and $.4 million for fiscal year ended March 28, 2009, given a 1% change in LIBOR.
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
Changes in internal controls
There were no changes in the Company’s internal control over financial reporting during the quarter ended June 27, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MONRO MUFFLER BRAKE, INC.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
The Company was the defendant in a lawsuit filed in December 2007, in the Supreme Court of the State of New York, that claimed that the Company violated federal and state laws relating to the calculation and payment of overtime to certain headquarters employees. In May 2008, subject to Court approval, the Company and the plaintiffs agreed upon the financial terms of a settlement of all claims in the lawsuit (the “Settlement”). In doing so, the Company did not admit any wrong doing with respect to the matters involved in the lawsuit. The Company obtained final court approval of the Settlement in March 2009. The Company recorded a reserve for the Settlement, including an estimate of all costs to bring the matter to a close, in the amount of $.9 million in fiscal year 2008. This amount was reduced by approximately $.1 million in fiscal year 2009 due to lower than anticipated costs to resolve the matter. All payments required pursuant to the terms of the Settlement were made on April 23, 2009.
The Company is not a party or subject to any other legal proceedings other than certain claims and lawsuits that arise in the normal course of its business. The Company does not believe that such claims or lawsuits, individually or in the aggregate, will have a material adverse effect on its financial condition or results of operations.

Item 1A.	Risk Factors
There have been no changes to the risk factors described in the Company’s previously filed Annual Report on Form 10-K for the fiscal year ended March 28, 2009.

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

	MONRO	MUFFLER BRAKE, INC.

DATE: August 4, 2009	By	/s/ Robert G. Gross

Robert G. Gross
Chief Executive Officer and Chairman of the Board

DATE: August 4, 2009	By	/s/ Catherine D’Amico

Catherine D’Amico
Executive Vice President – Finance,
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