Form 10-Q
period 2009-09-26
MONRO MUFFLER BRAKE INC
filed 2009-11-05
CIK 876427

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2009.
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of October 24, 2009, 19,701,914 shares of the Registrant’s Common Stock, par value $ .01 per share, were outstanding.

MONRO MUFFLER BRAKE, INC.

MONRO MUFFLER BRAKE, INC.
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
MONRO MUFFLER BRAKE, INC.
CONSOLIDATED BALANCE SHEET

	(Unaudited)
	September 26,	March 28,
	2009	2009
	(Dollars in thousands)
Assets
Current assets:
Cash and equivalents	$4,298	$3,336
Trade receivables	2,303	2,051
Federal and state income tax receivable		1,268
Inventories	78,136	71,443
Deferred income tax asset	4,116	4,076
Other current assets	22,544	19,540

Total current assets	111,397	101,714

Property, plant and equipment	360,935	353,113
Less — Accumulated depreciation and amortization	(175,358)	(168,052)

Net property, plant and equipment	185,577	185,061
Goodwill	77,578	71,816
Intangible assets and other noncurrent assets	17,625	16,401
Long term deferred tax asset	1,766	1,759

Total assets	$393,943	$376,751

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$1,659	$1,696
Trade payables	37,569	34,751
Federal and state income taxes payable	5,236
Accrued payroll, payroll taxes and other payroll benefits	12,678	13,534
Accrued insurance	11,261	9,495
Warranty reserves	5,181	4,569
Other current liabilities	8,879	7,280

Total current liabilities	82,463	71,325

Long-term debt	82,667	97,098
Accrued rent expense	6,583	6,552
Other long-term liabilities	3,493	4,350
Long-term income taxes payable	3,367	3,135

Total liabilities	178,573	182,460

Commitments
Shareholders’ equity:
Class C Convertible Preferred Stock, $1.50 par value, $.096 conversion value, 150,000 shares authorized; 32,500 shares issued and outstanding	49	49
Common Stock, $.01 par value, 45,000,000 shares authorized; 23,271,559 and 22,999,313 shares issued at September 26, 2009 and March 28, 2009, respectively	233	230
Treasury Stock, 3,590,429 and 3,580,829 shares at September 26, 2009 and March 28, 2009, respectively, at cost	(67,716)	(67,454)
Additional paid-in capital	80,193	74,443
Accumulated other comprehensive loss	(3,304)	(3,485)
Retained earnings	205,915	190,508

Total shareholders’ equity	215,370	194,291

Total liabilities and shareholders’ equity	$393,943	$376,751

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Quarter Ended		Six Months Ended
	Fiscal September		Fiscal September
	2009	2008	2009	2008
	(Dollars in thousands, except per share data)

Sales	$136,634	$119,912	$264,679	$240,281
Cost of sales, including distribution and occupancy costs	77,781	69,511	149,417	138,991

Gross profit	58,853	50,401	115,262	101,290

Operating, selling, general and administrative expenses	41,148	36,786	80,306	73,638
Intangible amortization	198	133	331	256
(Gain) loss on disposal of assets	(20)	(286)	119	(319)

Total operating expenses	41,326	36,633	80,756	73,575

Operating income	17,527	13,768	34,506	27,715
Interest expense, net of interest income for the quarter of $16 in 2009 and $10 in 2008, and year-to-date of $29 in 2009 and $13 in 2008	1,442	1,592	3,338	3,112
Other income, net	(75)	(188)	(117)	(260)

Income before provision for income taxes	16,160	12,364	31,285	24,863
Provision for income taxes	6,158	4,692	11,872	9,397

Net income	$10,002	$7,672	$19,413	$15,466

Earnings per share:
Basic	$.51	$.41	$.99	$.83

Diluted	$.49	$.38	$.95	$.77

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
(Dollars in thousands)

					Accumulated
				Additional	Other
	Preferred	Common	Treasury	Paid-in	Comprehensive	Retained
	Stock	Stock	Stock	Capital	Loss	Earnings	Total

Balance at March 28, 2009	$49	$230	$(67,454)	$74,443	$(3,485)	$190,508	$194,291

Net income						19,413	19,413

Other comprehensive loss:
Unrealized loss on derivatives contracts ($292 pre-tax)					181		181

							19,594

Cash dividends:
Preferred ($.20 per CSE) (1) (2)						(102)	(102)
Common ($.20 per share) (2)						(3,904)	(3,904)

Tax benefit from exercise of stock options				1,596			1,596

Exercise of stock options		3	(262)	2,970			2,711

Stock option compensation				1,184			1,184

Balance at September 26, 2009	$49	$233	$(67,716)	$80,193	$(3,304)	$205,915	$215,370

(1)	CSE — Common stock equivalent

(2)	Includes fourth quarter fiscal 2009 dividend payment of $.06 per CSE paid May 4, 2009 and first and second quarter fiscal 2010 dividend payments of $.07 per CSE paid June 19, 2009 and September 21, 2009, respectively.
The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Quarter Ended Fiscal
	September
	2009	2008
	(Dollars in thousands)
	Increase (Decrease) in Cash
Cash flows from operating activities:
Net income	$19,413	$15,466
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	10,606	10,216
Loss (gain) on disposal of property, plant and equipment	119	(319)
Stock-based compensation expense	1,184	1,050
Excess tax benefits from share-based payment arrangements	(1,020)	(126)
Net change in deferred income taxes	105	614
Increase in trade receivables	(252)	(213)
Increase in inventories	(4,332)	(3,771)
Increase in other current assets	(1,825)	(668)
Decrease (increase) in intangible assets and other noncurrent assets	1,367	(684)
Increase in trade payables	2,721	1,611
(Decrease) increase in accrued expenses	(951)	4,061
Increase in federal and state income taxes payable	8,316	4,550
Increase (decrease) in other long-term liabilities	37	(1,333)
Increase in long-term income taxes payable	29	172

Total adjustments	16,104	15,160

Net cash provided by operating activities	35,517	30,626

Cash flows from investing activities:
Capital expenditures	(8,223)	(7,106)
Acquisition of Valley Forge, net of cash acquired		72
Acquisition of Midwest Tire, net of cash acquired	(2,010)
Acquisition of Autotire, net of cash acquired	(7,348)
Proceeds from the disposal of property, plant and equipment	464	1,156

Net cash used for investing activities	(17,117)	(5,878)

Cash flows from financing activities:
Proceeds from borrowings	65,251	56,859
Principal payments on long-term debt and capital lease obligations	(82,414)	(80,838)
Exercise of stock options	2,711	1,009
Excess tax benefits from share-based payment arrangements	1,020	126
Dividends to shareholders	(4,006)	(2,335)

Net cash used for financing activities	(17,438)	(25,179)

Increase in cash	962	(431)
Cash at beginning of period	3,336	2,108

Cash at end of period	$4,298	$1,677

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Condensed Consolidated Financial Statements
The consolidated balance sheet as of September 26, 2009 and March 28, 2009, the consolidated statements of income for the quarters and six months ended September 26, 2009 and September 27, 2008, the consolidated statements of cash flows for the six months ended September 26, 2009 and September 27, 2008, and the consolidated statement of changes in shareholders’ equity for the six months ended September 26, 2009, include Monro Muffler Brake, Inc. and its wholly owned subsidiary, Monro Service Corporation (the “Company”). These unaudited condensed consolidated financial statements have been prepared by the Company. In the opinion of management, all known adjustments (consisting of normal recurring accruals or adjustments) have been made to present fairly the financial position, results of operations and cash flows for the unaudited periods presented.
Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2009. The results of operations for the interim periods being reported on herein are not necessarily indicative of the operating results for the full year. In accordance with accounting guidance related to subsequent events, the Company evaluates all events or transactions that occur after the balance sheet date through the date of issuance of its financial statements. For the period ending September 26, 2009, subsequent events were evaluated through November 5, 2009.
The Company reports its results on a 52/53 week fiscal year with the fiscal year ending on the last Saturday in March of each year. The following are the dates represented by each fiscal period reported in these condensed financial statements:

“Quarter Ended Fiscal September 2009”:	June 28, 2009 — September 26, 2009 (13 weeks)
“Quarter Ended Fiscal September 2008”:	June 29, 2008 — September 27, 2008 (13 weeks)
“Six Months Ended Fiscal September 2009”:	March 29, 2009 — September 26, 2009 (26 weeks)
“Six Months Ended Fiscal September 2008”:	March 30, 2008 — September 27, 2008 (26 weeks)
Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current year’s presentation.
Note 2 — Acquisitions
The Company’s acquisitions are strategic moves in its plan to fill in and expand its presence in its existing and contiguous markets, and leverage fixed operating costs such as distribution and advertising.
On September 20, 2009, the Company acquired four retail tire and automotive repair stores located in northwest Indiana from Midwest Tire & Auto Repair (“Midwest”). These stores produced approximately $6 million in sales annually based on unaudited pre-acquisition historical information. The total purchase price of these stores was approximately $2.0 million in cash and the assumption of certain liabilities. The acquisition was financed through the Company’s existing bank facility. These stores will all operate under the Mr. Tire brand name. The results of operations of Midwest are included in the Company’s results from September 20, 2009.
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
The Company has completed its initial accounting for these acquisitions in accordance with accounting guidance on business combinations. The acquisitions resulted in goodwill related to, among other things, growth opportunities and unidentified intangible assets. All of the goodwill is expected to be deductible for tax purposes. The Company has recorded finite-lived intangible assets at their determined fair value related to customer relationships and trade names.
The Company has completed the accounting for the Autotire acquisition other than, most notably, the valuation of capital assets and intangible assets. The Company is in the process of obtaining appraisals to complete these valuations. The Company has not completed its final purchase price accounting of the Midwest acquisition due to the timing of the acquisition. As the Company completes its final accounting for these acquisitions, there may be changes, some of which may be material, to this initial accounting.

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In accordance with accounting guidance on business combinations, the Company expensed all costs related to the acquisitions in the first six months of fiscal 2010. The total costs related to the acquisitions were $.3 million. These costs are included in the Consolidated Statement of Income under operating, selling, general and administrative expenses.
The purchase price of the acquisitions has been preliminarily allocated to the net tangible and intangible assets acquired, with the remainder recorded as goodwill on the basis of estimated fair values, as follows:

As of September 26, 2009
(Dollars in thousands)
Other current assets	$2,496
Intangible assets	2,911
Other noncurrent assets	1,434
Current liabilities	(3,005)
Long-term liabilities	(237)

Total net identifiable assets acquired	$3,599

Total consideration transferred	$9,361
Less: total net identifiable assets acquired	3,599

Goodwill	$5,762

The $2.9 million of acquired intangible assets, such as customer lists and trade names, are being amortized over their estimated useful lives. The weighted average useful life is approximately 11 years.
Note 3 — Earnings Per Share
Basic earnings per common share (EPS) amounts are computed by dividing earnings after the deduction of preferred stock dividends by the average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalents outstanding.
The following is a reconciliation of basic and diluted EPS for the respective periods:

	Quarter Ended		Six Months Ended
	Fiscal September		Fiscal September
	2009	2008	2009	2008
	(Dollars in thousands, except per share data)
Numerator for earnings per common share calculation:
Net Income	$10,002	$7,672	$19,413	$15,466
Less: Preferred stock dividends	35	61	102	122

Income available to common stockholders	$9,967	$7,611	$19,311	$15,344

Denominator for earnings per common share calculation:
Weighted average common shares, basic	19,568	18,531	19,504	18,459
Effect of dilutive securities:
Preferred Stock	507	1,014	507	1,014
Stock options	471	685	476	686

Weighted average number of common shares, diluted	20,546	20,230	20,487	20,159

Basic Earnings per common share:	$.51	$.41	$.99	$.83

Diluted Earnings per common share:	$.49	$.38	$.95	$.77

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The computation of diluted EPS excludes the effect of the assumed exercise of approximately 120,000 and 103,000 stock options respectively, for the three and six months ended fiscal September 2009, and 1,051,000 and 1,096,000 stock options respectively, for the three and six months ended September 2008. Such amounts were excluded as the exercise prices of these options were greater than the average market value of the Company’s common stock for those periods, resulting in an anti-dilutive effect on diluted EPS.
Note 4 — Income Taxes
In the normal course of business, the Company provides for uncertain tax positions and the related interest and penalties, and adjusts its unrecognized tax benefits and accrued interest and penalties accordingly. The total amount of unrecognized tax benefits were $4.9 million and $4.5 million, respectively at September 26, 2009 and March 28, 2009, the majority of which, if recognized, would affect the effective tax rate. As of September 26, 2009, the Company had approximately $.5 million of interest and penalties accrued related to unrecognized tax benefits.
The Company is currently under audit by certain state tax jurisdictions for the fiscal 2001 to 2007 tax years. It is reasonably possible that the examination phase of the audit for these years may conclude in the next 12 months, and that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns may change from those recorded as liabilities for uncertain tax positions in the Company’s financial statements as of September 26, 2009. However, based on the status of the examinations, it is not possible to estimate the effect of any amount of such change to previously recorded uncertain tax positions.
The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions. The Company’s fiscal 2005 through fiscal 2008 U.S. federal tax years and various state tax years remain subject to income tax examinations by tax authorities.
Note 5 — Derivative Financial Instruments
The Company reports derivatives and hedging activities in accordance with accounting guidance on disclosures about derivative instruments and hedging activities. This statement requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction, and if it is, depending on the type of hedge transaction.
The notional amount of derivative financial instruments, which consisted solely of three interest rate swaps used to minimize the risk and/or costs associated with changes in interest rates, was $30.0 million at September 26, 2009. These swaps mature in July 2010. Fixed rates under these agreements range from 3.27% to 3.29%.
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
The Company reflects the current fair value of all interest rate hedge instruments in its consolidated balance sheets as a component of other current liabilities. All of the Company’s interest rate hedge instruments are designated as cash flow hedges.
The gains and losses related to the fair value of interest rate hedges are deferred in stockholders’ equity as a component of other comprehensive income or loss. The deferred loss at September 26, 2009, was $444,000. These deferred gains and losses are recognized in income as a decrease or increase to interest expense in the period in which the related cash flows being hedged are recognized in expense. However, to the extent that the change in value of an interest rate hedge instrument does not perfectly offset the change in the value of the cash flows being hedged, that ineffective portion is immediately recognized in the income statement. The Company’s hedge instruments have been determined to be highly effective as of September 26, 2009.

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
The following table presents the Company’s derivative financial instruments measured at fair value at September 26, 2009:

	September 26, 2009
	Notional
	Amount of
	Underlying	Fixed Rate	Year of
Interest Rate Swaps	Debt	Received	Transaction	Maturity	Fair Value
	(Dollars in thousands)
Swaps associated with:
1 month U.S. LIBOR	$10,000	3.29%	2008	2010	$(240)
1 month U.S. LIBOR	10,000	3.27%	2008	2010	(239)
1 month U.S. LIBOR	10,000	3.27%	2008	2010	(238)

	$30,000				$(717)

The location and amounts of derivative fair values in the balance sheet as of September 26, 2009 were as follows:

	Liability Derivatives as of September 26, 2009
	Balance Sheet Location	Fair Value
	(Dollars in thousands)

Interest rate contracts designated as hedging instruments under SFAS 133	Other current liabilities	$717
While it is not the Company’s intention to terminate its derivative financial instruments, fair values were estimated based on quotes from financial institutions, which represented the amounts that the Company would receive or pay if the instruments were terminated at the respective balance sheet date. These fair values indicated that the termination of interest rate swaps would result in a $717,000 loss as of September 26, 2009.
Note 6 — Fair Value of Financial Instruments
The Company adopted accounting guidance on fair value measurements as of March 30, 2008. The guidance, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. The guidance clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following table represents the financial assets and liabilities on the consolidated balance sheet as of September 26, 2009 that were measured at fair value on a recurring basis and the valuation approach applied to each of these items.

Significant Other Observable Inputs (Level 2)
Amount
(Dollars in thousands)
Liabilities

Derivatives	$717
Note 7 — Supplemental Disclosure of Cash Flow Information
The following transactions represent non-cash investing and financing activities during the periods indicated:
SIX MONTHS ENDED SEPTEMBER 26, 2009:
In connection with the acquisitions (Note 2), liabilities were assumed as follows:

Fair value of assets acquired	$6,838,000
Goodwill acquired	5,762,000
Cash paid, net of cash acquired	(9,358,000)

Liabilities assumed	$3,242,000

In connection with recording the value of the Company’s interest rate swap contracts, other comprehensive income and other current liabilities increased by $181,000 and $717,000, respectively, and other long-term liabilities and long-term deferred tax assets decreased by, 1,009,000 and $111,000, respectively.
In connection with the recording of capital leases, the Company increased both fixed assets and long-term debt by $2,695,000.
In connection with the accounting for income tax benefits related to the exercise of stock options, the Company decreased current liabilities and increased paid-in capital by $1,596,000.
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
Note 10 — Commitment
The Company has entered into an agreement to purchase the land and building associated with 30 stores that are currently leased from the landlord for a price of $20 million. Such purchases will take place over a period of time and are expected to be completed by December 31, 2009. As of September 26, 2009, 21 properties have been purchased at a total price of $13.4 million.
Note 11 — Subsequent Event
In September 2009, the Company signed a definitive asset purchase agreement to acquire 40 retail tire locations and six tire franchise locations from Tire Warehouse Central (“Tire Warehouse”) for approximately $34 million. The transaction closed on October 4, 2009. The Tire Warehouse stores are located in five New England states. These stores will operate under the Tire Warehouse name. The acquisition was financed through the Company’s existing bank facility.

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
The following table sets forth income statement data of Monro Muffler Brake, Inc. (“Monro” or the “Company”) expressed as a percentage of sales for the fiscal periods indicated:

	Quarter Ended		Six Months Ended
	Fiscal September		Fiscal September
	2009	2008	2009	2008

Sales	100.0%	100.0%	100.0%	100.0%

Cost of sales, including distribution and occupancy costs	56.9	58.0	56.5	57.8

Gross profit	43.1	42.0	43.5	42.2

Operating, selling, general and administrative expenses	30.1	30.7	30.3	30.6

Intangible amortization	.1	.1	.1	.1

(Gain) loss on disposal of assets	—	(.2)	—	(.1)

Total operating expenses	30.2	30.5	30.5	30.6

Operating income	12.8	11.5	13.0	11.5

Interest expense — net	1.1	1.3	1.3	1.3

Other income — net	(.1)	(.2)	—	(.1)

Income before provision for income taxes	11.8	10.3	11.8	10.3

Provision for income taxes	4.5	3.9	4.5	3.9

Net income	7.3%	6.4%	7.3%	6.4%

Second Quarter and Six Months Ended September 26, 2009 Compared To Second Quarter and Six Months Ended September 27, 2008
Sales were $136.6 million for the quarter ended September 26, 2009 as compared with $119.9 million in the quarter ended September 27, 2008. The sales increase of $16.7 million or 13.9%, was partially due to a comparable store sales increase of 7.4%. The former Craven and Valley Forge stores acquired in July 2007 and the former Broad Elm stores acquired in January 2008 are now included in comparable store sales numbers. Additionally, there was an increase of $10.0 million related to new stores, of which $8.4 million came from the former Autotire stores acquired in June 2009. Partially offsetting this was a decrease in sales from closed stores amounting to $1.9 million.

There were 76 selling days in the quarter ended September 26, 2009 and in the quarter ended September 27, 2008.
At September 26, 2009, the Company had 739 company-operated stores compared with 709 stores at September 27, 2008. During the quarter ended September 26, 2009, the Company opened four stores and closed five stores.
Sales were $264.7 million for the six months ended September 26, 2009 as compared with $240.3 million in the six months ended September 27, 2008. The sales increase of $24.4 million or 10.2%, was partially due to a comparable store sales increase of 6.8%. Additionally, there was an increase of $12.5 million related to new stores, of which $9.6 million came from the former Autotire stores acquired in June 2009. Partially offsetting this sales increase was a decrease in sales from closed stores amounting to $3.9 million.
Management believes that the improvement in comparable store sales resulted from several factors, including an increase in brake sales, tire sales and maintenance services. It is management’s belief that strong in store sales execution, highly effective advertising campaigns and price increases in several product categories also contributed to the sales improvement. Comparable store traffic increased over the prior year second quarter. Soft economic conditions and the related decrease in consumer spending and tightening of credit, resulting in declining automobile sales, helped to contribute to the improved sales. Management believes that consumers are keeping their cars longer and repairing them instead of trading them in for new cars. Additionally, while consumers can and often defer repairs when the economy is weak, most repairs can only be deferred for a period of time. When customers do come in to have their vehicles repaired, it is management’s belief that they spend more on average because the problem with their vehicle has worsened due to additional wear.
Management also believes that the recent closings of dealerships by Chrysler and General Motors will only serve to drive more business to the Company’s stores as consumers look for alternative, proven, economical and more geographically convenient locations to service their automobiles.
Gross profit for the quarter ended September 26, 2009 was $58.9 million or 43.1% of sales as compared with $50.4 million or 42.0% of sales for the quarter ended September 27, 2008. The increase in gross profit for the quarter ended September 26, 2009, as a percentage of sales, is due to several factors.
There was a decrease in labor costs as a percent of sales due partially to a continued shift in mix to tire sales.
Distribution and occupancy costs decreased as a percentage of sales from the prior year as the Company, with improved sales, was able to better leverage largely fixed costs.
Total material costs, including outside purchases, were flat as a percentage of sales as compared to the prior year quarter. Margin pressure, caused by a shift in mix to the lower margin categories of tires and maintenance services from the higher margin categories of brakes and exhaust, was offset by an increase in vendor rebates as compared to the prior year.
Gross profit for the six months ended September 26, 2009 was $115.3 million, or 43.5% of sales, compared with $101.3 million or 42.2% of sales for the six months ended September 27, 2008.
Operating expenses for the quarter ended September 26, 2009 were $41.3 million or 30.2% of sales compared with $36.6 million or 30.5% of sales for the quarter ended September 27, 2008. Within operating expenses, selling, general and administrative (“SG&A”) expenses for the quarter ended September 26, 2009 increased by $4.4 million to $41.1 million from the quarter ended September 27, 2008, and were 30.1% of sales, compared with 30.7% for the prior year quarter.
The Company gained leverage as a percentage of sales, in many of the components of SG&A, both in store direct and store support costs, because of strong comparable store sales and cost control.
For the six months ended September 26, 2009, operating expenses increased by $7.2 million to $80.8 million from the comparable period of the prior year and were 30.5% of sales compared to 30.6%.
SG&A expenses for the six months ended September 26, 2009 increased $6.7 million to $80.3 million from the comparable period of the prior year and were 30.3% of sales compared to 30.6%.

Intangible amortization for the quarter ended September 26, 2009 increased from $.1 million to $.2 million due to the acquisitions that occurred in fiscal 2010, but was flat as a percentage of sales at .1%.
Intangible amortization for the six months ended September 26, 2009 remains unchanged at $.3 million, and .1 as a percentage of sales.
Gain on disposal of assets for the quarter ended September 26, 2009 decreased $.3 million from the quarter ended September 27, 2008.
Gain on disposal of assets for the six months ended September 26, 2009 decreased $.4 million from a gain of $.3 million for the six months ended September 27, 2008, to a loss of $.1 million for the six months ended September 26, 2009.
Operating income for the quarter ended September 26, 2009 of approximately $17.5 million increased by 27.3% as compared to operating income of approximately $13.8 million for the quarter ended September 27, 2008 and increased as a percentage of sales from 11.5% for the quarter ended September 27, 2008 to 12.8% for the quarter ended September 26, 2009.
Operating income for the six months ended September 26, 2009 of approximately $34.5 million increased by 24.5% as compared to operating income of approximately $27.7 million for the six months ended September 27, 2008, and increased as a percentage of sales from 11.5% for the six months ended September 27, 2008 to 13.0% for the six months ended September 26, 2009.
Net interest expense for the quarter ended September 26, 2009 decreased by approximately $.2 million as compared to the same period in the prior year, and decreased from 1.3% to 1.1% as a percentage of sales for the same periods. The weighted average debt outstanding for the quarter ended September 26, 2009 decreased by approximately $14.8 million from the quarter ended September 27, 2008, primarily related to repayment of the Company’s Revolving Credit Facility agreement. However, the weighted average interest rate increased slightly by approximately 20 basis points from the prior year. This increase is due to a shift to a larger percentage of debt (capital lease vs. revolver) outstanding at a higher rate.
Net interest expense for the six months ended September 26, 2009 increased by approximately $.2 million as compared to the same period in the prior year, and remained unchanged at 1.3% as a percentage of sales for the same periods.
Other income for the quarter ended September 26, 2009 decreased $.1 million from the quarter ended September 27, 2008 to $.1 million.
Other income for the six months ended September 26, 2009 decreased $.1 million as compared to the same period in the prior year.
The effective tax rate for the quarter ended September 26, 2009 and September 27, 2008 was 38.1% and 38.0%, respectively, of pre-tax income.
The effective tax rate for the six months ended September 26, 2009 and September 27, 2008 was 37.9% and 37.8%, respectively, of pre-tax income.
Net income for the quarter ended September 26, 2009 of $10.0 million increased 30.4% from net income for the quarter ended September 27, 2008. Earnings per share on a diluted basis for the quarter ended September 26, 2009 increased 28.9%.
For the six months ended September 26, 2009, net income of $19.4 million increased 25.5% and diluted earnings per share increased 23.4%.
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

Capital Resources and Liquidity
Capital Resources
The Company’s primary capital requirements in fiscal 2010 are the upgrading of facilities and systems and the funding of its store expansion program, including potential acquisitions of existing store chains. For the six months ended September 26, 2009, the Company’s primary capital requirements were divided between the funding of capital expenditures related to existing and greenfield stores totaling $8.2 million, and the funding of acquisitions totaling $9.4 million. Funds were provided primarily by cash flow from operations and bank financing. Management believes that the Company has sufficient resources available (including cash and equivalents, net cash flow from operations and bank financing) to expand its business as currently planned for the next several years including the Tire Warehouse acquisition.
Liquidity
In July 2005, the Company entered into a five-year, $125 million Revolving Credit Facility agreement with five banks. A sixth bank was added in June 2008. Interest only is payable monthly throughout the Credit Facility’s term. The facility included a provision allowing the Company to expand the amount of the overall facility to $160 million. Amendments in January 2007 and June 2008 were made to these amounts which increased the overall facility to $200 million and extended the expiration to January 2012. Currently, the committed sum is $163.3 million and the accordian feature is $36.7 million. Approximately $64.0 million was outstanding at September 26, 2009, including $15.3 million of outstanding letters of credit.
The Company has financed the land associated with its office/warehouse facility via a mortgage note payable of $.7 million due in a balloon payment in 2015. In addition, the Company has financed certain store properties and equipment with capital leases, which amount to $34.9 million and are due in installments through 2039.
The terms of the Credit Facility permit the payment of cash dividends not to exceed 25% of the preceding year’s net income, and allow stock buybacks subject to the Company being able to meet its existing financial covenants. The Agreement requires the maintenance of specified interest and rent coverage ratios and amounts of net worth. It also contains restrictions on cash dividend payments. At September 26, 2009, the Company is in compliance with the applicable debt covenants, and does not foresee a risk of being out of compliance for the foreseeable future. These agreements permit mortgages and specific lease financing arrangements with other parties with certain limitations.
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
The Company has entered into an agreement to purchase the land and building associated with 30 stores that are currently leased from the landlord for a price of $20 million. Such purchases will take place over a period of time and will be completed by December 31, 2009. As of September 26, 2009, 21 properties have been purchased at a total price of $13.4 million.
In September 2009, the Company signed a definitive asset purchase agreement to acquire 40 retail tire locations and six tire franchise locations from Tire Warehouse Central (“Tire Warehouse”) for approximately $34 million. The transaction closed on October 4, 2009. The Tire Warehouse stores are located in five New England states. These stores will operate under the Tire Warehouse name. The acquisition was financed through the Company’s existing bank facility.
Recent Accounting Pronouncements
Fair Value Measurements
On July 1, 2008, the Company adopted new accounting guidance on fair value measurements. The new guidance defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements. It was effective for the Company beginning July 1, 2008, for certain financial assets and liabilities. See Note 6, “Fair Value of Financial Instruments”, for additional information regarding the Company’s fair value measurements for financial assets and liabilities. The new guidance was effective for non-financial assets and liabilities recognized or disclosed at fair value on a nonrecurring basis beginning March 29, 2009. The adoption of the new guidance, applicable to non-financial assets and liabilities, did not have a material effect on the Company’s Consolidated Financial Statements.

Business Combinations and Noncontrolling Interests in Consolidated Financial Statements
In December 2007, the Financial Accounting Standards Board issued new accounting guidance on business combinations and non-controlling interests in consolidated financial statements. The new guidance revises the method of accounting for a number of aspects of business combinations and noncontrolling interests, including acquisition costs, contingencies (including contingent assets, contingent liabilities and contingent purchase price), the impacts of partial and step-acquisitions (including the valuation of net assets attributable to non-acquired minority interests) and post-acquisition exit activities of acquired businesses. The new guidance was effective for the Company beginning March 29, 2009. See Note 2, “Acquisitions”, for further discussion.
Employers’ Disclosures About Postretirement Benefit Plan Assets
In December 2008, the Financial Accounting Standards Board issued new accounting guidance on disclosures about employers’ pension plan assets. New disclosures will include more information on investment strategies, major categories of plan assets, concentrations of risk with plan assets and valuation techniques used to measure the fair value of plan assets. This new guidance requires new disclosures only, and will have no impact on the Company’s Consolidated Financial Statements. This new guidance is effective for the Company for fiscal 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to market risk from potential changes in interest rates. At September 26, 2009 and March 28, 2009, approximately 62% and 47%, respectively, of the Company’s long-term debt, excluding capital leases, was at fixed interest rates and therefore, the fair value is affected by changes in market interest rates. The Company’s cash flow exposure on floating rate debt, which is not supported by interest rate swap agreements, would result in interest expense fluctuating approximately $.2 million based upon the Company’s debt position at quarter ended September 26, 2009 and $.4 million for fiscal year ended March 28, 2009, given a 1% change in LIBOR.
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
Changes in internal controls
There were no changes in the Company’s internal control over financial reporting during the quarter ended September 26, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4.	Submission of Matters to a Vote of Security Holders
The 2009 Annual Meeting of Shareholders of the Company (the “2009 Meeting”) was held on August 11, 2009. At the 2009 Meeting, the Company’s common shareholders elected the Company’s nominees, Frederick M. Danziger, Robert G. Gross, Peter J. Solomon and Francis R. Strawbridge, to Class 2 of the Board of Directors, to serve until the election and qualification of their respective successors at the 2011 Annual Meeting of Shareholders. Such nominees for director received the following votes:

Name	Votes For	Votes Withheld
Frederick M. Danziger	17,620,138	433,067
Robert G. Gross	16,182,139	1,871,066
Peter J. Solomon	16,173,679	1,879,526
Francis R. Strawbridge	17,782,185	271,020
In addition, Richard A. Berenson, Donald Glickman, Lionel Spiro and Elizabeth A. Wolszon will continue as Class 1 directors until the election and qualification of their respective successors at the 2010 Annual Meeting of Shareholders.
Also approved was a proposal to evaluate the selection of independent public accountants (17,712,418 shares in favor, 331,164 shares against and 9,622 shares abstaining).
Additionally, the shareholders approved a proposal to re-approve the Monro Muffler Brake, Inc. Management Incentive Compensation Plan. (16,548,176 shares in favor, 716,257 shares against and 788,766 shares abstaining).

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

MONRO MUFFLER BRAKE, INC.
DATE: November 5, 2009	By:	/s/ Robert G. Gross
Robert G. Gross
Chief Executive Officer and Chairman of the Board

DATE: November 5, 2009	By:	/s/ Catherine D’Amico
Catherine D’Amico
Executive Vice President-Finance, Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Page No.

31.1	Certification of Robert G. Gross pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	21

31.2	Certification of Catherine D’Amico pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	22

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	23