Form 10-Q
period 2009-12-26
MONRO MUFFLER BRAKE INC
filed 2010-02-04
CIK 876427

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 26, 2009.
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
Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of January 23, 2010, 19,848,067 shares of the Registrant’s Common Stock, par value $ .01 per share, were outstanding.

MONRO MUFFLER BRAKE, INC.

MONRO MUFFLER BRAKE, INC.
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MONRO MUFFLER BRAKE, INC.
CONSOLIDATED BALANCE SHEET

	(Unaudited)
	December 26,	March 28,
	2009	2009
	(Dollars in thousands)
Assets
Current assets:
Cash and equivalents	$4,874	$3,336
Trade receivables	2,109	2,051
Federal and state income tax receivable		1,268
Inventories	85,931	71,443
Deferred income tax asset	4,044	4,076
Other current assets	20,440	19,540

Total current assets	117,398	101,714

Property, plant and equipment	383,892	353,113
Less — Accumulated depreciation and amortization	(179,993)	(168,052)

Net property, plant and equipment	203,899	185,061
Goodwill	79,188	71,816
Intangible assets and other noncurrent assets	21,229	16,401
Long term deferred tax asset		1,759

Total assets	$421,714	$376,751

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$1,427	$1,696
Trade payables	39,515	34,751
Federal and state income taxes payable	2,694
Accrued payroll, payroll taxes and other payroll benefits	16,477	13,534
Accrued insurance	12,317	9,495
Warranty reserves	5,479	4,569
Other current liabilities	13,150	7,280

Total current liabilities	91,059	71,325

Long-term debt	87,714	97,098
Accrued rent expense	6,566	6,552
Other long-term liabilities	4,096	4,350
Deferred income tax liability	3,585
Long-term income taxes payable	3,513	3,135

Total liabilities	196,533	182,460

Commitments
Shareholders’ equity:
Class C Convertible Preferred Stock, $1.50 par value, $.096 conversion value, 150,000 shares authorized; 32,500 shares issued and outstanding	49	49
Common Stock, $.01 par value, 45,000,000 shares authorized; 23,524,529 and 22,999,313 shares issued at December 26, 2009 and March 28, 2009, respectively	235	230
Treasury Stock, 3,682,429 and 3,580,829 shares at December 26, 2009 and March 28, 2009, respectively, at cost	(70,590)	(67,454)
Additional paid-in capital	86,274	74,443
Accumulated other comprehensive loss	(3,185)	(3,485)
Retained earnings	212,398	190,508

Total shareholders’ equity	225,181	194,291

Total liabilities and shareholders’ equity	$421,714	$376,751

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Quarter Ended		Nine Months Ended
	Fiscal December		Fiscal December
	2009	2008	2009	2008
	(Dollars in thousands, except per share data)

Sales	$152,729	$118,680	$417,408	$358,961
Cost of sales, including distribution and occupancy costs	94,171	73,465	243,588	212,456

Gross profit	58,558	45,215	173,820	146,505

Operating, selling, general and administrative expenses	43,531	35,694	123,836	109,332
Intangible amortization	374	112	705	368
Loss (gain) on disposal of assets	402	(510)	522	(828)

Total operating expenses	44,307	35,296	125,063	108,872

Operating income	14,251	9,919	48,757	37,633
Interest expense, net of interest income for the quarter of $17 in 2009 and $7 in 2008, and year-to-date of $45 in 2009 and $21 in 2008	998	1,536	4,337	4,648
Other income, net	(71)	(99)	(189)	(360)

Income before provision for income taxes	13,324	8,482	44,609	33,345
Provision for income taxes	5,417	2,904	17,289	12,301

Net income	$7,907	$5,578	$27,320	$21,044

Earnings per share:
Basic	$.40	$.29	$1.39	$1.12

Diluted	$.38	$.28	$1.33	$1.05

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(UNAUDITED)
(Dollars in thousands)

					Accumulated
				Additional	Other
	Preferred	Common	Treasury	Paid-in	Comprehensive	Retained
	Stock	Stock	Stock	Capital	Loss	Earnings	Total

Balance at March 28, 2009	$49	$230	$(67,454)	$74,443	$(3,485)	$190,508	$194,291

Net income						27,320	27,320

Other comprehensive income:
Unrealized gain on derivatives contracts ($484 pre-tax)					300		300

							27,620

Cash dividends: Preferred ($.27 per CSE) (1) (2)						(137)	(137)
Common ($.27 per share) (2)						(5,293)	(5,293)

Tax benefit from exercise of stock options				2,894			2,894

Exercise of stock options		5	(3,136)	7,344			4,213

Stock option compensation				1,593			1,593

Balance at December 26, 2009	$49	$235	$(70,590)	$86,274	$(3,185)	$212,398	$225,181

(1)	CSE — Common stock equivalent

(2)	Includes fourth quarter fiscal 2009 dividend payment of $.06 per CSE paid May 4, 2009; first and second quarter fiscal 2010 dividend payments of $.07 per CSE paid June 19, 2009 and September 21, 2009, respectively; and third quarter fiscal 2010 payment of $.07 per CSE declared on December 7, 2009 and paid on December 29, 2009.
The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	Fiscal December
	2009	2008
	(Dollars in thousands)
	Increase (Decrease) in Cash
Cash flows from operating activities:
Net income	$27,320	$21,044
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	16,423	15,270
Loss (gain) on disposal of property, plant and equipment	522	(828)
Stock-based compensation expense	1,593	1,407
Excess tax benefits from share-based payment arrangements	(1,810)	(3,173)
Net change in deferred income taxes	5,722	2,780
Decrease (increase) in trade receivables	486	(116)
Decrease (increase) in inventories	637	(3,436)
Decrease in other current assets	421	75
Decrease in intangible assets and other noncurrent assets	1,977	27
Increase in trade payables	4,678	7,343
Increase in accrued expenses	6,734	3,017
Increase in federal and state income taxes payable	7,056	2,947
Increase (decrease) in other long-term liabilities	213	(1,500)
Increase in long-term income taxes payable	352	343

Total adjustments	45,004	24,156

Net cash provided by operating activities	72,324	45,200

Cash flows from investing activities:
Capital expenditures	(16,207)	(16,808)
Acquisition, net of cash acquired		72
Acquisition of Tire Warehouse, net of cash acquired	(32,919)
Acquisition of Autotire, net of cash acquired	(7,347)
Acquisition of Midwest Tire, net of cash acquired	(2,010)
Acquisition of Cheshire Tire, net of cash acquired	(1,925)
Proceeds from the disposal of property, plant and equipment	555	1,882

Net cash used for investing activities	(59,853)	(14,854)

Cash flows from financing activities:
Proceeds from borrowings	128,665	85,585
Principal payments on long-term debt and capital lease obligations	(140,983)	(115,328)
Exercise of stock options	5,005	1,030
Excess tax benefits from share-based payment arrangements	1,810	3,173
Dividends to shareholders	(5,430)	(3,508)

Net cash used for financing activities	(10,933)	(29,048)

Increase in cash	1,538	1,298
Cash at beginning of period	3,336	2,108

Cash at end of period	$4,874	$3,406

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Condensed Consolidated Financial Statements
The consolidated balance sheet as of December 26, 2009 and March 28, 2009, the consolidated statements of income for the quarters and nine months ended December 26, 2009 and December 27, 2008, the consolidated statements of cash flows for the nine months ended December 26, 2009 and December 27, 2008, and the consolidated statement of changes in shareholders’ equity for the nine months ended December 26, 2009, include Monro Muffler Brake, Inc. and its wholly owned subsidiary, Monro Service Corporation (the “Company”). These unaudited condensed consolidated financial statements have been prepared by the Company. In the opinion of management, all known adjustments (consisting of normal recurring accruals or adjustments) have been made to present fairly the financial position, results of operations and cash flows for the unaudited periods presented.
Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2009. The results of operations for the interim periods being reported on herein are not necessarily indicative of the operating results for the full year. In accordance with accounting guidance related to subsequent events, the Company evaluates all events or transactions that occur after the balance sheet date through the date of issuance of its financial statements. For the period ending December 26, 2009, subsequent events were evaluated through February 4, 2010.
The Company reports its results on a 52/53 week fiscal year with the fiscal year ending on the last Saturday in March of each year. The following are the dates represented by each fiscal period reported in these condensed financial statements:

“Quarter Ended Fiscal December 2009”:	September 27, 2009 — December 26, 2009 (13 weeks)
“Quarter Ended Fiscal December 2008”:	September 28, 2008 — December 27, 2008 (13 weeks)
“Nine Months Ended Fiscal December 2009”:	March 29, 2009 — December 26, 2009 (39 weeks)
“Nine Months Ended Fiscal December 2008”:	March 30, 2008 — December 27, 2008 (39 weeks)
Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current year’s presentation.
Note 2 — Acquisitions
The Company’s acquisitions are strategic moves in its plan to fill in and expand its presence in its existing and contiguous markets, and leverage fixed operating costs such as distribution and advertising.
On October 4, 2009, the Company acquired 41 retail tire and automotive repair stores, including one that was under construction, located in Maine, Massachusetts, New Hampshire, Rhode Island and Vermont from Tire Warehouse Central, Inc. (“Tire Warehouse”). These stores produced approximately $48 million in sales annually based on unaudited pre-acquisition historical information. In addition, six franchise locations and a distribution center in New Hampshire were acquired. The total purchase price was approximately $34.0 million and the assumption of certain liabilities. The acquisition was financed through the Company’s existing bank facility. These stores will all operate under the Tire Warehouse Center brand name. The results of operations of Tire Warehouse are included in the Company’s results from October 4, 2009.
On November 30, 2009, the Company acquired a retail tire and automotive repair store located in New Hampshire from Cheshire Tire Center, Inc. (“Cheshire”). This store produced approximately $3.0 million in sales annually based on unaudited pre-acquisition historical information. The total purchase price was approximately $1.9 million and the assumption of certain liabilities. The acquisition was financed through the Company’s existing bank facility. This store will operate under the Cheshire Tire brand name. The results of operations of Cheshire are included in the Company’s results from November 30, 2009.
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

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company has completed the accounting for the Autotire acquisition other than, most notably, the valuation of real estate, real property leases and intangible assets. The Company is in the process of obtaining appraisals to complete these valuations. The Company has not completed its final purchase price accounting of the Midwest, Tire Warehouse or Cheshire acquisitions due to the timing of the acquisitions. As the Company completes its final accounting for these acquisitions, there may be changes, some of which may be material, to this initial accounting.
The acquisitions resulted in goodwill related to, among other things, growth opportunities and unidentified intangible assets. All of the goodwill is expected to be deductible for tax purposes. The Company has recorded finite-lived intangible assets at their estimated fair value related to customer relationships and trade names.
In accordance with accounting guidance on business combinations, the Company expensed all costs related to the acquisitions in the first nine months of fiscal 2010. The total costs related to the acquisitions were $.4 million and $.6 million for the three and nine months ended December 26, 2009, respectively. These costs are included in the Consolidated Statement of Income primarily under operating, selling, general and administrative expenses.
The purchase price of the acquisitions has been preliminarily allocated to the net tangible and intangible assets acquired, with the remainder recorded as goodwill on the basis of estimated fair values, as follows:

As of Acquisition Date
(Dollars in thousands)
Other current assets	$17,059
Intangible assets	7,373
Other noncurrent assets	17,970
Current liabilities	(3,742)
Long-term liabilities	(714)

Total net identifiable assets acquired	$37,946

Total consideration transferred	$45,318
Less: total net identifiable assets acquired	37,946

Goodwill	$7,372

The $7.4 million of acquired intangible assets, such as customer lists and trade names, are being amortized over their estimated useful lives. The weighted average useful life is approximately 9 years.
Supplemental pro forma information for the current or prior reporting periods has not been presented due to the impracticability of obtaining detailed, accurate or reliable data for the periods the acquired entities were not owned by the Company.
Sales for the fiscal 2010 acquired entities totaled $27.5 million and $37.2 million for the three and nine months ended December 26, 2009, respectively.
Note 3 — Earnings Per Share
Basic earnings per common share (EPS) amounts are computed by dividing earnings after the deduction of preferred stock dividends by the average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalents outstanding.

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following is a reconciliation of basic and diluted EPS for the respective periods:

	Quarter Ended		Nine Months Ended
	Fiscal December		Fiscal December
	2009	2008	2009	2008
	(Dollars in thousands, except per share data)
Numerator for earnings per common share calculation:
Net Income	$7,907	$5,578	$27,320	$21,044
Less: Preferred stock dividends	35	61	137	183

Income available to common stockholders	$7,872	$5,517	$27,183	$20,861

Denominator for earnings per common share calculation:
Weighted average common shares, basic	19,766	19,040	19,594	18,653
Effect of dilutive securities:
Preferred Stock	507	713	507	913
Stock options	506	342	475	496

Weighted average number of common shares, diluted	20,779	20,095	20,576	20,062

Basic Earnings per common share:	$.40	$.29	$1.39	$1.12

Diluted Earnings per common share:	$.38	$.28	$1.33	$1.05

The computation of diluted EPS excludes the effect of the assumed exercise of approximately 118,000 and 97,000 stock options respectively, for the three and nine months ended fiscal December 2009, and 952,000 and 1,049,000 stock options respectively, for the three and nine months ended December 2008. Such amounts were excluded as the exercise prices of these options were greater than the average market value of the Company’s common stock for those periods, resulting in an anti-dilutive effect on diluted EPS.
Note 4 — Income Taxes
In the normal course of business, the Company provides for uncertain tax positions and the related interest and penalties, and adjusts its unrecognized tax benefits and accrued interest and penalties accordingly. The total amount of unrecognized tax benefits were $5.2 million and $4.5 million, respectively at December 26, 2009 and March 28, 2009, the majority of which, if recognized, would affect the effective tax rate. As of December 26, 2009, the Company had approximately $.5 million of interest and penalties accrued related to unrecognized tax benefits.
The Company is currently under audit by certain state tax jurisdictions for the fiscal 2001 to 2007 tax years. It is reasonably possible that the examination phase of the audit for these years may conclude in the next 12 months, and that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns may change from those recorded as liabilities for uncertain tax positions in the Company’s financial statements as of December 26, 2009. However, based on the status of the examinations, it is not possible to estimate the effect of any amount of such change to previously recorded uncertain tax positions.
The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions. The Company’s fiscal 2006 through fiscal 2009 U.S. federal tax years and various state tax years remain subject to income tax examinations by tax authorities.
The Company’s effective tax rate was 40.7% for three months ended December 26, 2009 compared to 34.2% for the three months ended December 27, 2008. The variance in the effective rate is mainly due to the differences that occur related to the accounting for uncertain tax positions.

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
The notional amount of derivative financial instruments, which consisted solely of three interest rate swaps used to minimize the risk and/or costs associated with changes in interest rates, was $30.0 million at December 26, 2009. These swaps mature in July 2010. Fixed rates under these agreements range from 3.27% to 3.29%.
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
The gains and losses related to the fair value of interest rate hedges are deferred in stockholders’ equity as a component of other comprehensive income or loss. These deferred gains and losses are recognized in income as a decrease or increase to interest expense in the period in which the related cash flows being hedged are recognized in expense. However, to the extent that the change in value of an interest rate hedge instrument does not perfectly offset the change in the value of the cash flows being hedged, that ineffective portion is immediately recognized in the income statement. The Company’s hedge instruments have been determined to be highly effective as of December 26, 2009.
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
The following table presents the Company’s derivative financial instruments measured at fair value at December 26, 2009:

	December 26, 2009
	Notional
	Amount of
	Underlying	Fixed Rate	Year of
Interest Rate Swaps	Debt	Received	Transaction	Maturity	Fair Value
	(Dollars in thousands)

Swaps associated with:
1 month U.S. LIBOR	$10,000	3.29%	2008	2010	$(176)
1 month U.S. LIBOR	10,000	3.27%	2008	2010	(175)
1 month U.S. LIBOR	10,000	3.27%	2008	2010	(174)

	$30,000				$(525)

The location and amounts of derivative fair values in the balance sheet as of December 26, 2009 were as follows:

	Liability Derivatives as of December 26, 2009
	Balance Sheet Location	Fair Value
	(Dollars in thousands)

Interest rate contracts designated as hedging instruments under accounting guidance on derivative instruments and hedging activities	Other current liabilities	$525

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
While it is not the Company’s intention to terminate its derivative financial instruments, fair values were estimated based on quotes from financial institutions, which represented the amounts that the Company would receive or pay if the instruments were terminated at the respective balance sheet date. These fair values indicated that the termination of interest rate swaps would result in a $525,000 loss as of December 26, 2009.
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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following table represents the financial assets and liabilities on the consolidated balance sheet as of December 26, 2009 that were measured at fair value on a recurring basis and the valuation approach applied to each of these items.

Significant Other Observable
Inputs (Level 2)
Amount
(Dollars in thousands)
Liabilities

Derivatives	$525

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 7 — Supplemental Disclosure of Cash Flow Information
The following transactions represent non-cash investing and financing activities during the periods indicated:
NINE MONTHS ENDED DECEMBER 26, 2009:
In connection with the FY10 acquisitions (Note 2), liabilities were assumed as follows:

Fair value of assets acquired	$41,286,000
Goodwill acquired	7,372,000
Cash paid, net of cash acquired	(44,201,000)

Liabilities assumed	$4,457,000

In connection with recording the value of the Company’s interest rate swap contracts, other comprehensive income and other current liabilities increased by $300,000 and $525,000, respectively, and other long-term liabilities and long-term deferred tax assets decreased by $1,008,000 and $183,000, respectively.
In connection with the recording of capital leases, the Company increased both fixed assets and long-term debt by $2,694,000.
In connection with the accounting for income tax benefits related to the exercise of stock options, the Company decreased current liabilities and increased paid-in capital by $2,894,000.
In connection with the termination of capital leases, the Company reduced debt by $29,000, fixed assets by $5,000 and increased other long-term liabilities by $24,000.
In connection with the exercise of stock options and the satisfaction of tax withholding obligations by the Company’s Chief Executive Officer and other members of the Company’s Board of Directors, the Company increased current liabilities, common stock, paid-in capital and treasury stock by $792,000, $1,000, $2,343,000 and $3,136,000, respectively.
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
In connection with the exercise of stock options by the Company’s Chief Executive Officer, the Company increased current liabilities, common stock, paid-in capital and treasury stock by $3,364,000, $5,000, $1,925,000 and $5,294,000, respectively.
In connection with the conversion of preferred stock, the Company increased common stock and paid-in capital by $5,000 and $43,000, respectively and decreased preferred stock by $48,000.

MONRO MUFFLER BRAKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Note 10 — Commitment
The Company had previously entered into an agreement to purchase the land and building associated with 30 stores that were leased from the landlord for a price of $20 million. Such purchases took place during fiscal years 2009 and 2010, and were completed on December 28, 2009. As of December 26, 2009, 27 properties had been purchased at a total price of $18.0 million and all 30 had been purchased by December 28, 2009.

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
The following table sets forth income statement data of Monro Muffler Brake, Inc. (“Monro” or the “Company”) expressed as a percentage of sales for the fiscal periods indicated:

	Quarter Ended		Nine Months Ended
	Fiscal December		Fiscal December
	2009	2008	2009	2008

Sales	100.0%	100.0%	100.0%	100.0%

Cost of sales, including distribution and occupancy costs	61.7	61.9	58.4	59.2

Gross profit	38.3	38.1	41.6	40.8

Operating, selling, general and administrative expenses	28.5	30.1	29.7	30.5

Intangible amortization	.2	.1	.2	.1

Loss (gain) on disposal of assets	.3	(.4)	.1	(.2)

Total operating expenses	29.0	29.7	30.0	30.3

Operating income	9.3	8.4	11.7	10.5

Interest expense — net	.7	1.3	1.0	1.3

Other income — net	—	(.1)	—	(.1)

Income before provision for income taxes	8.7	7.1	10.7	9.3

Provision for income taxes	3.6	2.4	4.1	3.4

Net income	5.2%	4.7%	6.5%	5.9%

Third Quarter and Nine Months Ended December 26, 2009 Compared To Third Quarter and Nine Months Ended December 27, 2008
Sales were $152.7 million for the quarter ended December 26, 2009 as compared with $118.7 million in the quarter ended December 27, 2008. The sales increase of $34.0 million or 28.7%, was partially due to a comparable store sales increase of 7.2%. The former Craven and Valley Forge stores acquired in July 2007 and the former Broad Elm stores acquired in January 2008 are now included in comparable store sales numbers. Additionally, there was an increase of $29.0 million related to new stores, of which $27.3 million came from the former Autotire, Midwest Tire and Tire Warehouse stores acquired in June 2009, September 2009 and October 2009, respectively. Partially offsetting this was a decrease in sales from closed stores amounting to $1.8 million.
There were 76 selling days in the quarter ended December 26, 2009 and in the quarter ended December 27, 2008. Selling days are defined as days other than Sundays and certain national holidays, though a significant number of the Company’s stores may be open on such days.
At December 26, 2009, the Company had 780 company-operated stores and six franchised locations, compared with 711 stores at December 27, 2008. During the quarter ended December 26, 2009, the Company added 42 stores and closed one store.
Sales were $417.4 million for the nine months ended December 26, 2009 as compared with $359.0 million in the nine months ended December 27, 2008. The sales increase of $58.4 million or 16.3%, was partially due to a comparable store sales increase of 6.9%. Additionally, there was an increase of $41.3 million related to new stores, of which $37.0 million came from the former Autotire, Midwest Tire and Tire Warehouse stores acquired in June 2009, September 2009 and October 2009, respectively. Partially offsetting this sales increase was a decrease in sales from closed stores amounting to $5.7 million.
Management believes that the improvement in comparable store sales resulted from several factors, including an increase in exhaust sales, brake sales, tire sales and maintenance services. It is management’s belief that strong in-store sales execution, highly effective advertising campaigns and price increases in several product categories also contributed to the sales improvement. Comparable store traffic increased over the prior year third quarter. Soft economic conditions and the related decrease in consumer spending and tightening of credit, resulting in declining automobile sales, helped to contribute to the improved sales. Management believes that consumers are keeping their cars longer and repairing them instead of trading them in for new cars. Additionally, while consumers can and often defer repairs when the economy is weak, most repairs can only be deferred for a period of time. When customers do come in to have their vehicles repaired, it is management’s belief that they spend more on average because the problem with their vehicle has worsened due to additional wear.
Management also believes that the recent closings of dealerships by Chrysler and General Motors are driving more business to the Company’s stores as consumers look for alternative, proven, economical and more geographically convenient locations to service their automobiles.
Gross profit for the quarter ended December 26, 2009 was $58.6 million or 38.3% of sales as compared with $45.2 million or 38.1% of sales for the quarter ended December 27, 2008. The increase in gross profit for the quarter ended December 26, 2009, as a percentage of sales, is due to several factors.
There was a decrease in labor costs as a percent of sales due partially to a continued shift in mix to tire sales and improved labor productivity.
Distribution and occupancy costs decreased as a percentage of sales from the prior year as the Company, with improved sales, was able to better leverage largely fixed costs.
Total material costs, including outside purchases, increased as a percentage of sales as compared to the prior year quarter. This was due to margin pressure caused by a shift in mix to the lower margin categories of tires and maintenance services from the higher margin categories of brakes and exhaust. The fiscal year 2010 acquisitions, which were all tire stores, have resulted in a more pronounced shift in mix this quarter. Partially offsetting this was a decrease in material costs, primarily in oil and tires.
Gross profit for the nine months ended December 26, 2009 was $173.8 million, or 41.6% of sales, compared with $146.5 million or 40.8% of sales for the nine months ended December 27, 2008.
Operating expenses for the quarter ended December 26, 2009 were $44.3 million or 29.0% of sales compared with $35.3 million or 29.7% of sales for the quarter ended December 27, 2008. Within operating expenses, selling, general and administrative (“SG&A”) expenses for the quarter ended December 26, 2009 increased by $7.8 million to $43.5 million from the quarter ended December 27, 2008, and were 28.5% of sales, compared with 30.1% for the prior year quarter. Over $5.0 million of the increase in operating expense is directly attributed to the acquired stores’ operating expenses.
The Company gained leverage as a percentage of sales, in many of the components of SG&A, both in store direct and store support costs, because of strong comparable store sales and cost control.

For the nine months ended December 26, 2009, operating expenses increased by $16.2 million to $125.1 million from the comparable period of the prior year and were 30.0% of sales compared to 30.3%.
SG&A expenses for the nine months ended December 26, 2009 increased $14.5 million to $123.8 million from the comparable period of the prior year and were 29.7% of sales compared to 30.5%.
Intangible amortization for the quarter ended December 26, 2009 increased by $.3 million to $.4 million from the comparable period from the prior year and were .2% of sales compared to .1%. The increase is due to the acquisitions that occurred in fiscal 2010.
Intangible amortization for the nine months ended December 26, 2009 increased by $.3 million to $.7 million from the comparable period from the prior year and were .2% of sales compared to .1%.
Gain on disposal of assets for the quarter ended December 26, 2009 decreased $.9 million from a gain of $.5 million for the quarter ended December 27, 2008, to a loss of $.4 million for the quarter ended December 26, 2009. The decrease is due to the closure of underperforming stores as well as the timing of, proceeds from and number of sales of property in one quarter compared to another.
Gain on disposal of assets for the nine months ended December 26, 2009 decreased $1.3 million from a gain of $.8 million for the nine months ended December 27, 2008, to a loss of $.5 million for the nine months ended December 26, 2009.
Operating income for the quarter ended December 26, 2009 of approximately $14.3 million increased by 43.7% as compared to operating income of approximately $9.9 million for the quarter ended December 27, 2008 and increased as a percentage of sales from 8.4% for the quarter ended December 27, 2008 to 9.3% for the quarter ended December 26, 2009.
Operating income for the nine months ended December 26, 2009 of approximately $48.8 million increased by 29.6% as compared to operating income of approximately $37.6 million for the nine months ended December 27, 2008, and increased as a percentage of sales from 10.5% for the nine months ended December 27, 2008 to 11.7% for the nine months ended December 26, 2009.
Net interest expense for the quarter ended December 26, 2009 decreased by approximately $.5 million as compared to the same period in the prior year, and decreased from 1.3% to .7% as a percentage of sales for the same periods. The weighted average debt outstanding for the quarter ended December 26, 2009 decreased by approximately $4.0 million from the quarter ended December 27, 2008, primarily related to repayment of the Company’s Revolving Credit Facility agreement. In addition, the weighted average interest rate decreased by approximately 200 basis points from the prior year.
Net interest expense for the nine months ended December 26, 2009 decreased by approximately $.3 million as compared to the same period in the prior year, and decreased as a percentage of sales from 1.3% for the nine months ended December 27, 2008 to 1.0% for the nine months ended December 26, 2009.
Other income for the quarter ended December 26, 2009 remains unchanged at $.1 million from the quarter ended December 27, 2008.
Other income for the nine months ended December 26, 2009 decreased $.2 million as compared to the same period in the prior year.
The effective tax rate for the quarter ended December 26, 2009 and December 27, 2008 was 40.7% and 34.2%, respectively, of pre-tax income. The difference in rate relates to the accounting for uncertain tax positions which may vary from quarter to quarter and year to year.
The effective tax rate for the nine months ended December 26, 2009 and December 27, 2008 was 38.8% and 36.9%, respectively, of pre-tax income.
Net income for the quarter ended December 26, 2009 of $7.9 million increased 41.8% from net income for the quarter ended December 27, 2008. Earnings per share on a diluted basis for the quarter ended December 26, 2009 increased 35.7%.
For the nine months ended December 26, 2009, net income of $27.3 million increased 29.8% and diluted earnings per share increased 26.7%.

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
Capital Resources and Liquidity
Capital Resources
The Company’s primary capital requirements in fiscal 2010 are the upgrading of facilities and systems and the funding of its store expansion program, including potential acquisitions of existing store chains. For the nine months ended December 26, 2009, the Company’s primary capital requirements were divided between the funding of capital expenditures related to existing and greenfield stores totaling $16.2 million, and the funding of acquisitions totaling $44.2 million. Funds were provided primarily by cash flow from operations and bank financing. Management believes that the Company has sufficient resources available (including cash and equivalents, net cash flow from operations and bank financing) to expand its business as currently planned for the next several years.
Liquidity
In July 2005, the Company entered into a five-year, $125 million Revolving Credit Facility agreement with five banks. A sixth bank was added in June 2008. Interest only is payable monthly throughout the Credit Facility’s term. The facility included a provision allowing the Company to expand the amount of the overall facility to $160 million. Amendments in January 2007 and June 2008 were made to these amounts which increased the overall facility to $200 million and extended the expiration to January 2012. Currently, the committed sum is $163.3 million and the accordian feature is $36.7 million. Approximately $69.3 million was outstanding at December 26, 2009, including $15.3 million of outstanding letters of credit.
The Company has financed the land associated with its office/warehouse facility via a mortgage note payable of $.7 million due in a balloon payment in 2015. In addition, the Company has financed certain store properties and equipment with capital leases, which amount to $34.5 million and are due in installments through 2039.
The terms of the Credit Facility permit the payment of cash dividends not to exceed 25% of the preceding year’s net income, and allow stock buybacks subject to the Company being able to meet its existing financial covenants. The Agreement requires the maintenance of specified interest and rent coverage ratios and amounts of net worth. It also contains restrictions on cash dividend payments. At December 26, 2009, the Company is in compliance with the applicable debt covenants, and does not see a risk of being out of compliance for the foreseeable future. These agreements permit mortgages and specific lease financing arrangements with other parties with certain limitations.
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
The Company previously entered into an agreement to purchase the land and building associated with 30 stores that were leased from the landlord for a price of $20 million. Such purchases took place during fiscal years 2009 and 2010 and were completed on December 28, 2009. As of December 26, 2009, 27 properties had been purchased at a total price of $18.0 million.
Recent Accounting Pronouncements
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to market risk from potential changes in interest rates. At December 26, 2009 and March 28, 2009, approximately 56% and 47%, respectively, of the Company’s long-term debt, excluding capital leases, was at fixed interest rates and therefore, the fair value is affected by changes in market interest rates. The Company’s cash flow exposure on floating rate debt, which is not supported by interest rate swap agreements, would result in interest expense fluctuating approximately $.2 million based upon the Company’s debt position at the quarter ended December 26, 2009 and $.4 million for fiscal year ended March 28, 2009, given a 1% change in LIBOR.
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
Changes in internal controls
There were no changes in the Company’s internal control over financial reporting during the quarter ended December 26, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

MONRO MUFFLER BRAKE, INC.

DATE: February 4, 2010	By	/s/ Robert G. Gross Robert G. Gross
Chief Executive Officer and Chairman of the Board

DATE: February 4, 2010	By	/s/ Catherine D’Amico Catherine D’Amico
Executive Vice President-Finance, Treasurer
and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Page No.

31.1	Certification of Robert G. Gross pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	21

31.2	Certification of Catherine D’Amico pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	22

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	23