Form 10-K
period 2010-03-27
MONRO MUFFLER BRAKE INC
filed 2010-06-10
CIK 876427

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(MARK ONE)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year Ended March 27, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, September 26, 2009, was approximately $556,947,000.

As of May 28, 2010, 19,986,119 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement (to be filed pursuant to Regulation 14A) for the 2010 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III hereof.

PART I

Item 1.	Business

GENERAL

Monro Muffler Brake, Inc. (“Monro” or the “Company”) is a chain of 777 Company-operated stores (as of March 27, 2010), four franchised locations and 14 dealer-operated stores providing automotive undercar repair and tire services in the United States. At March 27, 2010, Monro operated Company stores in New York, Pennsylvania, Ohio, Connecticut, Massachusetts, West Virginia, Virginia, Maryland, Vermont, New Hampshire, New Jersey, North Carolina, South Carolina, Indiana, Rhode Island, Delaware, Maine, Illinois and Missouri under the names “Monro Muffler Brake & Service”, “Tread Quarters Discount Tire”, “Mr. Tire”, “Autotire Car Care Center” and “Tire Warehouse” (together, the “Company Stores”). Company Stores typically are situated in high-visibility locations in suburban areas and small towns, as well as in major metropolitan areas. Company Stores serviced approximately 3.9 million vehicles in fiscal 2010. (References herein to fiscal years are to the Company’s year ended fiscal March [e.g., references to “fiscal 2010” are to the Company’s fiscal year ended March 27, 2010].)

The predecessor to the Company was founded by Charles J. August in 1957 as a Midas Muffler franchise in Rochester, New York, specializing in mufflers and exhaust systems. In 1966, the Company discontinued its affiliation with Midas Muffler, and began to diversify into a full line of undercar repair services. An investor group led by Peter J. Solomon and Donald Glickman purchased a controlling interest in the Company in July 1984. At that time, Monro operated 59 stores, located primarily in upstate New York, with approximately $21 million in sales in fiscal 1984. Since 1984, Monro has continued its growth and has expanded its marketing area to include 19 additional states (including dealer locations).

In December 1998, the Company appointed Robert G. Gross as President and Chief Executive Officer, who began full-time responsibilities on January 1, 1999.

The Company was incorporated in the State of New York in 1959. The Company’s principal executive offices are located at 200 Holleder Parkway, Rochester, New York 14615, and its telephone number is (585) 647-6400.

The Company provides a broad range of services on passenger cars, light trucks and vans for brakes (estimated at 20% of fiscal 2010 sales); mufflers and exhaust systems (6%); and steering, drive train, suspension and wheel alignment (11%). The Company also provides other products and services including tires (32%) and routine maintenance services including state inspections (31%). Monro specializes in the repair and replacement of parts which must be periodically replaced as they wear out. Normal wear on these parts generally is not covered by new car warranties. The Company typically does not perform under-the-hood repair services except for oil change services, various “flush and fill” services and some minor tune-up services. The Company does not sell parts or accessories to the do-it-yourself market.

All of the Company’s stores, except Tire Warehouse stores, provide the services described above. (Tire Warehouse stores only provide tire related services.) However, a growing number of the Company’s stores are more specialized in tire replacement and service and, accordingly, have a higher mix of sales in the tire category. These stores are described below as tire stores, whereas the majority of the Company’s stores are described as service stores. (See additional discussion under “Operating Strategy”.) At March 27, 2010, there were 551 stores designated as service stores and 226 as tire stores.

The Company’s sales mix for fiscal 2010, 2009 and 2008 is as follows:

	Service Stores			Tire Stores			Total Company
	FY10	FY09	FY08	FY10	FY09	FY08	FY10	FY09	FY08

Brakes	27%	27%	28%	11%	12%	12%	20%	21%	22%
Exhaust	10	10	11	1	1	1	6	6	7
Steering	12	13	13	10	10	10	11	12	12
Tires	15	14	13	55	54	55	32	29	28
Maintenance	36	36	35	23	23	22	31	32	31

Total	100%	100%	100%	100%	100%	100%	100%	100%	100%

The Company has one wholly-owned subsidiary, Monro Service Corporation, which is a Delaware corporation qualified to do business in the State of New York.

Monro Service Corporation holds all assets, rights, responsibilities and liabilities associated with the Company’s warehousing, purchasing, advertising, accounting, office services, payroll, cash management and certain other operations that are performed in New York State, Maryland, Illinois and New Hampshire. The Company believes that this structure has enhanced operational efficiency and provides cost savings.

INDUSTRY OVERVIEW

According to industry reports, demand for automotive repair services, including undercar repair and tire services, has increased due to the general increase in the number of vehicles registered, the increase in the average age of vehicles and the increased complexity of vehicles, which makes it more difficult for a vehicle owner to perform do-it-yourself repairs.

At the same time as demand for automotive repair services has grown, the number of general repair outlets has decreased, principally because fewer gas stations now perform repairs, and because there are fewer new car dealers as a result of recent dealership closures by car manufacturers such as Chrysler and General Motors. Monro believes that these factors present opportunities for increased sales by the Company, even though the number of specialized repair outlets (such as those operated by the Company and its direct competitors) has increased to meet the growth in demand.

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

In that regard, the Company has completed several acquisitions in recent years, as follows:

Effective March 1, 2004, the Company completed the acquisition of Mr. Tire stores (the “Mr. Tire Acquisition”) from Atlantic Automotive Corp., which added 26 retail tire and automotive repair stores in Maryland and Virginia, as well as a wholesale operation based in Baltimore, Maryland. The Company has closed one of these stores and the wholesale operation.

In fiscal 2005, the Company further expanded its presence in Maryland through the acquisition of certain assets of Rice Tire, Inc. (the “Rice Acquisition”) and Henderson Holdings, Inc. (the “Henderson Acquisition”), which added five and ten retail tire and automotive repair stores in the Frederick and southern Maryland markets, respectively. Thirteen of these stores operate under the Mr. Tire brand name and one under the Tread Quarters brand name. The Company has closed one Rice store.

On April 29, 2006, the Company acquired substantially all of the assets of ProCare Automotive Service Solutions LLC (the “ProCare Acquisition”). The Company acquired 75 ProCare locations that offer automotive maintenance and repair services. The stores are located in eight metropolitan areas throughout Ohio and Pennsylvania. The Company converted 31 of the acquired ProCare stores to tire stores which operate under the Mr. Tire brand. The remaining stores operate as service stores under the Monro brand. In April 2007, the Company closed three of the acquired locations in accordance with its plan for this acquisition, leaving it with 43 service stores and 29 tire stores. The Company closed one additional tire store after 2007.

On July 21, 2007, the Company acquired 11 retail tire and automotive repair stores located primarily in the Philadelphia, PA market from Valley Forge Tire & Auto Centers (“the Valley Forge Acquisition”); on July 28, 2007, the Company acquired eight retail tire and automotive repair stores located in the northern Virginia market from Craven Tire & Auto (“the Craven Acquisition”); and on January 26, 2008, the Company acquired seven retail tire and automotive repair stores located in Buffalo, NY from the Broad Elm Group (“the Broad Elm Acquisition”). These stores all operate under the Mr. Tire brand name.

On June 14, 2009, the Company acquired 26 Autotire Car Care Center retail tire and automotive repair stores located primarily in the St. Louis, MO market from Am-Pac Tire Distributors, Inc., a wholly-owned subsidiary of American Tire Distributors (“the Autotire Acquisition”); on September 20, 2009, the Company acquired four retail tire and automotive repair stores located in northwest Indiana from Midwest Tire & Auto Repair (“the Midwest Acquisition”); on October 4, 2009, the Company acquired 41 retail tire stores, including one that was under construction, and six franchised locations located in Maine, Massachusetts, New Hampshire, Rhode Island and Vermont, from Tire Warehouse Central, Inc. (“the Tire Warehouse Acquisition”); and on November 29, 2009, the Company acquired a retail tire and automotive repair store located in New Hampshire from Cheshire Tire Center, Inc. (“the Cheshire Acquisition”). These stores operate under the Autotire, Mr. Tire, Tire Warehouse and Cheshire Tire brand names, respectively. Additionally, during January 2010, the Company acquired two of the former Tire Warehouse franchise locations. These stores operate under the Tire Warehouse brand name.

The total number of stores that the Company operates in BJ’s Wholesale Clubs is 37 at March 27, 2010.

As of March 27, 2010, Monro had 777 Company-operated stores, four franchised locations and 14 dealer locations located in 20 states. The following table shows the growth in the number of Company-operated stores over the last five fiscal years:

Store Additions and Closings

	Year Ended Fiscal March
	2010		2009	2008		2007		2006

Stores open at beginning of year	710		720	698		625		626
Stores added during year	79	(e)	3	31	(d)	84	(c)	10	(b)
Stores closed during year(a)	(12)		(13)	(9)		(11)		(11)

Stores open at end of year	777		710	720		698		625

Service (including BJ’s) stores	551		566	579		584		544

Tire stores	226		144	141		114		81

(a)	Generally, stores were closed because they failed to achieve or maintain an acceptable level of profitability or because a new Company store was opened in the same market at a more favorable location.

(b)	Includes four stores opened in BJ’s Wholesale Club locations.

(c)	Includes 75 stores acquired in the ProCare Acquisition and three stores opened in BJ’s Wholesale Club locations.

(d)	Includes 11 stores acquired in the Valley Forge Acquisition, eight stores acquired in the Craven Acquisition and seven stores acquired in the Broad Elm Acquisition.

(e)	Includes 26 stores acquired in the Autotire Acquisition, four stores acquired in the Midwest Acquisition, 41 stores acquired in the Tire Warehouse Acquisition, one store acquired in the Cheshire Tire Acquisition and two franchised locations acquired (the “FY 2010 Acquisitions”).

On March 28, 2010, the Company acquired five retail tire and automotive repair stores located in Pittsburgh, PA from Import Export Tire, Co. These stores all operate under the Mr. Tire brand name.

The Company plans to add approximately five new greenfield stores in fiscal 2011 and to pursue appropriate acquisition candidates. In future years, should the Company find that there are no suitable acquisition or retail partnership candidates, it might increase its new store (greenfield) openings.

The Company has developed a systematic method for selecting new greenfield store locations and a targeted approach to marketing new stores. Key factors in market and site selection include population, demographic characteristics, vehicle population and the intensity of competition. The characteristics of each potential site are compared to the profiles of existing stores in projecting sales for that site. Monro attempts to cluster stores in market areas in order to achieve economies of scale in advertising, supervision and distribution costs. All new sites presently under consideration are within Monro’s established market areas.

As a result of extensive analysis of its historical and projected store opening strategy, the Company has established major market profiles, as defined by market awareness: mature, existing and new markets. Over the next several years, the Company expects to build a greater percentage of stores in mature and existing markets in order to capitalize on the Company’s market presence and consumer awareness. During fiscal 2010, 75 of the stores added (including acquired stores) were in existing markets. The 26 stores acquired in the Autotire acquisition are considered to be in existing markets as the Autotire name has strong brand awareness in its markets and the Company retained the Autotire name. The four stores acquired in the Midwest acquisition are in new markets as the Mr. Tire name is not established in Indiana where the stores are located.

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

The financing to open a new greenfield service store location may be accomplished in one of three ways: a store lease for the land and building (in which case, land and building costs will be financed primarily by the lessor), a land lease with the building constructed by the Company (with building costs paid by the Company), or a land purchase with the building constructed by the Company. In all three cases, for service stores, each new store also will require approximately $120,000 for equipment (including a POS system and a truck) and approximately $55,000 in inventory. Because Monro generally does not extend credit to its customers, stores generate almost no receivables and a new store’s actual net working capital investment is nominal. Total capital required to open a new greenfield service store ranges, on average (based upon the last five fiscal years’ openings, excluding the BJ’s locations and the acquired stores), from $300,000 to $900,000 depending on the location and which of the three financing methods is used. In general, tire stores are larger and have more service bays than Monro’s traditional service stores and, as a result, construction costs are at the high end of the range of new store construction costs. Total capital required to open a new greenfield tire (leased) location costs, on average, approximately $600,000, including $220,000 for equipment and $140,000 for inventory. In instances where Monro acquires an existing business, it may pay additional amounts for intangible assets such as customer lists, covenants not-to-compete, trade names and goodwill, but generally will pay less per bay for equipment and real property. Total capital required to open a store within a BJ’s Wholesale Club is substantially less than opening a greenfield store.

At March 27, 2010, the Company leased the land and/or the building at approximately 71% of its store locations and owned the land and building at the remaining locations. Monro’s policy is to situate new stores in the best locations, without regard to the form of ownership required to develop the locations.

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

				Average
				Number
	Average	Average		of Stock
	Number	Square	Average	Keeping
	of Bays	Feet	Inventory	Units (SKUs)

Service stores (excluding BJ’s and ProCare)	6	4,400	$99,000	2,800
Tire stores (excluding Tire Warehouse)	7	6,000	$137,000	1,500

Data for the acquired ProCare service stores has been excluded because the stores’ stock rooms are smaller than those in typical service stores and therefore, they generally carry less than half the amount of inventory of a typical service store.

Data for the acquired Tire Warehouse stores has been excluded because most stores have no indoor service bays. The store building houses a waiting room, storage area and an area to mount and balance tires on the car’s wheels once the wheels and tires have been removed from the car. Removal of old tires and wheels from, and installation of new tires and wheels on, customers’ cars are performed outdoors under a carport.

Stores generally are situated in high-visibility locations in suburban areas, major metropolitan areas or small towns and offer easy customer access. The typical store is open from 7:30 a.m. to 7:00 p.m. on Monday through Friday and from 7:30 a.m. to 6:00 p.m. on Saturday. Many locations are also open Sundays from 9:00 a.m. to 5:00 p.m.

Inventory Control and Management Information System

All Company stores communicate daily with the central office and warehouse by computerized inventory control and electronic POS management information systems, which enable the Company to collect sales and operational data on a daily basis, to adjust store pricing to reflect local conditions and to control inventory on a near “real-time” basis. Additionally, each store has access, through the POS system, to the inventory carried by up to the 14 stores or warehouse nearest to it. Management believes that this feature improves customer satisfaction and store productivity by reducing the time required to locate out-of-stock parts and tires. It also improves profitability because it reduces the amount of inventory which must be purchased outside the Company from local vendors.

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

Store Personnel and Training

The Company supervises store operations primarily through its Divisional Vice Presidents who oversee Zone Managers who, in turn, oversee Market Managers. The typical service store is staffed by a Store Manager and four to six technicians, one of whom serves as the Assistant Manager. The typical tire store, except Tire Warehouse stores, is staffed by a Store Manager, an Assistant Manager and/or Service Manager, and four to eight technicians. Larger volume service and tire stores may also have one or two sales people. The higher staffing level at many tire stores is necessary to support their higher sales volume. Tire Warehouse stores are generally staffed by a Store Manager and two to four technicians, one of whom serves as the Assistant Manager. All Store Managers receive a base salary, and Assistant Managers receive hourly compensation. In addition, Store Managers and Assistant Managers may receive other compensation based on their store’s customer relations, gross profit, labor cost controls, safety, sales volume and other factors via a monthly or quarterly bonus based on performance in these areas.

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

Management training courses are developed and delivered by the Company’s dedicated training department and Operations management, and are supplemented with live and online vendor training courses. Management training covers customer service, sales, human resources (counseling, recruiting, interviewing, etc.), leadership, scheduling, financial and operational areas, and is delivered on a quarterly basis. The Company believes that involving Operations management in the development and delivery of these sessions results in more relevant and actionable training for store managers, and will improve overall performance and staff retention.

The Company’s training department develops and coordinates technical training courses on critical areas of automotive repair to Company technicians (e.g. Antilock braking systems (“ABS”) brake repair, drivability, tire pressure monitoring system (“TPMS”), etc.) and also conducts required technical training to maintain compliance with inspection licenses, where applicable, and MAP accreditation. Additionally, the Company’s training department holds periodic in-house technical clinics for store personnel and coordinates technician attendance at technical clinics offered by the Company’s vendors. The Company issues technical bulletins to all stores on innovative or complex repair processes, and maintains a centralized database for technical repair problems. In addition, the Company has established a telephone technical hotline to provide assistance to store personnel in resolving problems encountered while diagnosing and repairing vehicles. The help line is available during all hours of store operation.

OPERATING STRATEGY

Monro’s operating strategy is to provide its customers with a wide range of dependable, high-quality automotive service at a competitive price by emphasizing the following key elements.

Products and Services

The typical service or tire store provides a full range of undercar repair services for brakes, steering, mufflers and exhaust systems, drive train, suspension and wheel alignment, as well as tire replacement and service. These services apply to all makes and models of domestic and foreign cars, light trucks and vans. As a percentage of sales, the service stores provide significantly more brake and exhaust service than tire stores, and tire stores provide substantially more tire replacement and related services than service stores.

Stores generally provide many of the routine maintenance services (except engine diagnostic), which automobile manufacturers suggest or require in the vehicle owners’ manuals, and which fulfill manufacturers’ requirements for new car warranty compliance. The Company offers “Scheduled Maintenance” services in its stores whereby the aforementioned services are packaged and offered to consumers based upon the year, make, model and mileage of each specific vehicle. Management believes that the Company is able to offer this service in a more convenient and cost competitive fashion than auto dealers can provide.

Included in maintenance services are oil change services, heating and cooling system “flush and fill” service, belt installation, fuel system service and a transmission “flush and fill” service. Additionally, most stores replace and service batteries, starters and alternators. Stores in New York, West Virginia, New Hampshire, Maryland, Rhode Island, New Jersey, Pennsylvania, North Carolina, Virginia and Vermont also perform annual state inspections. Approximately 42% of the Company’s stores also offer air conditioning services.

The Company began a program in the third quarter of fiscal year 2007 to increase tire and tire related sales, such as alignments, in its service stores. The goal is to increase the overall sales of these stores by capturing tire and related sales from existing store traffic and eventually drive additional traffic and sales. The program involves increasing the specific sales training of store managers, expanding the tire merchandise selection in these stores, and raising the focus of store advertising in this category. This initiative, which is called “Black Gold”, has now been rolled out to 248 of the Company’s service stores.

The format of the Tire Warehouse stores, acquired in fiscal year 2010, is different from Monro’s typical service or tire stores (as described above) in that over 99% of the stores’ sales involve tire services, including the mounting and balancing of tires, and the sale of road hazard warranties, but excluding alignments. The only other service currently provided by these stores is the installation of wiper blades.

Customer Satisfaction

The Company’s vision of being the dominant Auto Service provider in the markets it serves is supported by a set of values displayed in each Company store emphasizing TRUST:

•	Total Customer Satisfaction

•	Respect, Recognize and Reward (employees who are committed to these values)

•	Unparalleled Quality and Integrity

•	Superior Value and

•	Teamwork

Additionally, each Company-operated store displays and operates under the following set of customer satisfaction principles: free inspection of brakes, tires, shocks, front end and exhaust systems (as applicable); item-by-item review with customers of problem areas; free written estimates; written guarantees; drive-in service without an appointment; fair and reasonable prices; a 30-day best price guarantee; and repairs by professionally trained undercar and tire specialists. (See additional discussion under “Store Operations: Quality Control and Warranties”.)

Competitive Pricing, Advertising and Co-branding Initiatives

The Company seeks to set competitive prices for quality services and products. The Company supports its pricing strategy by advertising through direct mail coupon inserts and in-store promotional signage and displays. In addition, the Company advertises through radio, yellow pages, newspapers, service reminders and digital marketing to increase consumer awareness of the services offered. The Company also maintains websites for the Monro, Mr. Tire/Tread Quarters/Autotire and Tire Warehouse brands which allow customers to search for a location, print coupons, make service appointments, search tires for their vehicle and access information and tips on vehicle services offered at the Company’s stores.

The Company employs co-branding initiatives to more quickly increase consumer awareness in certain markets. The Company believes that, especially in newer markets, customers may more readily be drawn into its stores because of their familiarity with national brand names. As part of its BJ’s Wholesale Club program, the Company has implemented a series of co-branded initiatives to market the Company’s services to the large number of BJ’s Wholesale Club members where a new Monro store has opened within the BJ’s Wholesale Club service center. Additionally, the Company is promoting the Monro Muffler Brake & Service brand in its Tire Warehouse stores, to encourage Tire Warehouse customers to use Monro stores for their automotive service needs outside of tire replacement.

Centralized Control

Unlike many of its competitors, the Company operates, rather than franchises, most of its stores (except for the four Tire Warehouse franchises and 14 dealer locations). Monro believes that direct operation of stores enhances its ability to compete by providing centralized control of such areas of operations as service quality, store appearance, promotional activity and pricing. A high level of technical competence is maintained throughout the Company, as Monro requires, as a condition of employment, that employees participate in training programs to keep pace with changes in technology. Additionally, purchasing, distribution, merchandising, advertising, accounting and other store support functions are centralized primarily in the Company’s corporate headquarters in Rochester, New York, and are provided through the Company’s subsidiary, Monro Service Corporation. The centralization of these functions results in efficiencies and gives management the ability to closely monitor and control costs.

Comprehensive Training

The Company provides ongoing, comprehensive training to its store employees. Monro believes that such training provides a competitive advantage by enabling its technicians to provide quality service to its customers in all areas of undercar repair and tire service. (See additional discussion under “Store Operations: Store Personnel and Training”.)

PURCHASING AND DISTRIBUTION

The Company, through its wholly-owned subsidiary Monro Service Corporation, selects and purchases tires, parts and supplies for all Company-operated stores on a centralized basis through an automatic replenishment system. Although purchases outside the centralized system (“outside purchases”) are made when needed at the store level, these purchases are low by industry standards, and accounted for approximately 12% of all parts and tires used in fiscal 2010.

The Company’s ten largest vendors accounted for approximately 68% of its parts and tire purchases, with the largest vendor accounting for approximately 16% of total stocking purchases in fiscal 2010. The Company purchases parts and tires from approximately 100 vendors. Management believes that the Company’s relationships with vendors are excellent and that alternative sources of supply exist, at comparable cost, for substantially all parts used in the Company’s business. The Company routinely obtains bids from vendors to ensure it is receiving competitive pricing and terms.

Most parts are shipped by vendors to the Company’s primary warehouse facility in Rochester, New York, and are distributed to stores through the Company-operated tractor/trailer fleet. Stores are replenished either on a weekly or bi-weekly basis from this warehouse, and such replenishment fills, on the average, 98% of all items ordered by the stores’ automatic POS-driven replenishment system. The Rochester warehouse stocks approximately 7,300 SKUs. The Company also operates warehouses in Maryland, Virginia, Illinois and New Hampshire. These warehouses carry, on average, 4,300, 1,800, 300 and 1,600 SKUs, respectively.

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

COMPETITION

The Company competes in the retail automotive service industry. This industry is generally highly competitive and fragmented, and the number, size and strength of competitors vary widely from region to region. The Company believes that competition in this industry is based on customer service and reputation, store location, name awareness and price. Monro’s primary competitors include national and regional undercar, tire specialty and general automotive service chains, both franchised and company-operated; car dealerships, mass merchandisers operating service centers; and, to a lesser extent, gas stations, independent garages and internet tire sellers. Monro considers Midas, Inc. and Meineke Discount Mufflers Inc. to be direct competitors. In most of the new markets that the Company has entered, at least one competitor was already present. In identifying new markets, the Company analyzes, among other factors, the intensity of competition. (See “Expansion Strategy” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.)

EMPLOYEES

As of March 27, 2010, Monro had 4,926 employees, of whom 4,674 were employed in the field organization, 84 were employed at the warehouses, 151 were employed at the Company’s corporate headquarters and 17 were employed in its Baltimore office. Monro’s employees are not members of any union. The Company believes that its relations with its employees are good.

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

The Company is environmentally conscious, and takes advantage of recycling opportunities both at its headquarters and at its stores. Cardboard, plastic shrink wrap and parts’ cores are returned to the warehouse by the stores on Company stock trucks. There, they are accumulated for sale to recycling companies or returned to parts manufacturers for credit.

SEASONALITY

Although the Company’s business is not highly seasonal, customers do purchase more undercar service during the period of March through October than the period of November through February, when miles driven tend to be lower. In the tire stores, the better sales months are typically May through August, and October through December. The slowest months are typically January through April and September. As a result, sales and profitability are typically lower during slower sales months.

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

Although our business is not highly seasonal, our customers typically purchase more undercar services during the period of March through October than the period of November through February, when miles driven tend to be lower. As a result, our sales and profitability tend to be lower during the latter period. In our tire stores, the slowest months are typically January through April and September. Further, customers may defer or forego vehicle maintenance at any time during periods of inclement weather.

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

We depend on close relationships with our vendors for parts, tires and supplies and for our ability to purchase products at competitive prices and terms. Our ability to purchase at competitive prices and terms results from the volume of our purchases from these vendors. We have entered into various contracts with parts suppliers that require us to buy from them (at market prices) up to 100% of our annual purchases of specific products including brakes, exhaust, oil and ride control products. These agreements expire at various dates through January 2013. If we fail to purchase sufficient volumes from our vendors, we may obtain parts and supplies on less competitive terms.

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

National automotive repair chains have also been the subject of investigations and reports by consumer protection agencies and the Attorneys General of various states. Publicity in connection with these kinds of investigations could have an adverse effect on our sales and, consequently, our business, financial condition and results of operations. State and local governments have also enacted numerous consumer protection laws with which we must comply.

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

The Company, through Monro Service Corporation, owns its office/warehouse facility of approximately 95,000 square feet, which is located on 12.7 acres of land in Holleder Technology Park, in Rochester, New York. Monro Service Corporation also owns a second office/warehouse facility of approximately 28,000 square feet, which is located on 11.8 acres of land in Swanzey, New Hampshire. Additionally, the Company leases warehouse space in Maryland, Virginia and Illinois.

Of Monro’s 777 Company-operated stores at March 27, 2010, 227 were owned, 429 were leased and for 121, the land only was leased. In general, the Company leases store sites for a ten-year period with several five-year renewal options. Giving effect to all renewal options, approximately 56% of the leases (309 stores) expire after 2020. Certain of the leases provide for contingent rental payments if a percentage of annual gross sales exceeds the base fixed rental amount. The highest contingent percentage rent of any lease is 6.75%, and no such lease has adversely affected profitability of the store subject thereto. An officer of the Company or members of his family are the lessors, or have interests in entities that are the lessors, with respect to six of the leases. No related party leases, other than the six assumed as part of the Mr. Tire Acquisition in March 2004, have been entered into, and no new related party leases are contemplated.

As of March 27, 2010, there was $.7 million outstanding under a mortgage held by the City of Rochester, New York, secured by the land on which the headquarters office and warehouse is located.

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

Item 4.	Reserved

PART II

Item 5.	Market for the Company’s Common Equity and Related Stockholder Matters

MARKET INFORMATION

The Common Stock is traded on the NASDAQ Stock Market LLC under the symbol “MNRO”. The following table sets forth, for the Company’s last two fiscal years, the range of high and low sales prices on the NASDAQ Stock Market LLC for the Common Stock:

	Fiscal 2010		Fiscal 2009
Quarter Ended	High	Low	High	Low

June	$29.40	$22.70	$18.75	$15.02
September	$32.46	$23.77	$23.88	$15.07
December	$34.85	$27.87	$24.00	$16.50
March	$37.87	$31.15	$27.90	$21.90

HOLDERS

At May 28, 2010, the Company’s Common Stock was held by approximately 4,700 shareholders of record or through nominee or street name accounts with brokers.

EQUITY COMPENSATION PLAN INFORMATION

As of March 27, 2010, the Company maintained stock option plans under which employees and non-employee directors could be granted common stock options to purchase shares of the Company’s common stock. The following table contains information relating to such plans as of March 27, 2010.

Number of Securities
Remaining Available
for Future Issuance
	Number of		Under Equity
	Securities to be		Compensation Plans
	Issued Upon	Weighted Average	(Excluding
	Exercise of	Exercise Price of	Securities
	Outstanding	Outstanding	Reflected in
	Options	Options	Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,561,632	$19.44	126,953
Equity compensation plans not approved by security holders	0	0	0

Total	1,561,632	$19.44	126,953

DIVIDENDS

In May 2008 and 2009, the Company’s Board of Directors declared its intention to pay a regular quarterly cash dividend beginning with the first quarter of fiscal 2009 and 2010, respectively, of $.06 and $.07, respectively. However, the declaration of and any determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, capital requirements, compliance with charter and contractual restrictions, and such other factors as the Board of Directors deems relevant. The terms of the Company’s Credit Facility permit the payment of cash dividends not to exceed 25% of the preceding year’s net income.

In April 2010, the Company’s Board of Directors increased the quarterly dividend from $.07 to $.09 per common share or common share equivalent beginning with the dividend to be paid in June 2010.

PERFORMANCE GRAPH

Set forth below is a line-graph presentation comparing the cumulative shareholder return on the Company’s Common Stock, on an indexed basis, against the cumulative total returns of the S & P Industrials and the S & P Retail Stores-Specialty Index for the sixty month period from March 26, 2005 to March 27, 2010 (March 26, 2005 = 100):

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG MONRO MUFFLER BRAKE, INC., THE S & P INDUSTRIALS INDEX
AND THE S & P SPECIALTY STORES INDEX

*	$100 invested on 3/31/05 in stock or index, including reinvestment of dividends. Fiscal year ending March 31.

Copyright© 2010 S & P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	3/05	3/06	3/07	3/08	3/09	3/10
Monro Muffler Brake, Inc.	100.00	144.63	137.71	100.51	164.71	217.60
S & P Industrials	100.00	111.30	119.08	126.76	62.73	108.41
S & P Specialty Stores	100.00	131.53	141.26	96.88	64.01	100.77

Item 6.	Selected Financial Data

The following table sets forth selected financial and operating data of the Company for each year in the five-year period ended March 27, 2010. The financial data and certain operating data have been derived from the Company’s audited financial statements. This data should be read in conjunction with the financial statements and related notes included under Item 8 of this report and in conjunction with other financial information included elsewhere in this Form 10-K.

	Year Ended Fiscal March
	2010	2009	2008	2007	2006
	(Amounts in thousands, except per share data)

Income Statement Data:
Sales	$564,639	$476,106	$439,389	$417,226	$368,727
Cost of sales, including distribution and occupancy costs	333,465	284,640	264,783	250,804	220,915

Gross profit	231,174	191,466	174,606	166,422	147,812
Operating, selling, general and administrative expenses	169,896	148,374	137,338	126,660	108,030
Intangible amortization	894	490	564	1,051	925
Loss (gain) on disposal of assets	1,148	(1,061)	(1,670)	(2,846)	(973)

Total operating expenses	171,938	147,803	136,232	124,865	107,982

Operating income	59,236	43,663	38,374	41,557	39,830
Interest expense, net	6,090	5,979	5,753	4,564	3,478
Other (income) expense, net	(279)	(430)	(799)	2,529	(454)

Income before provision for income taxes	53,425	38,114	33,420	34,464	36,806
Provision for income taxes	20,234	14,026	11,499	12,193	14,140

Net income	$33,191	$24,088	$21,921	$22,271	$22,666

Earnings per share Basic(a)	$1.68	$1.27	$1.08	$1.07	$1.12

Diluted(a)	$1.61	$1.20	$1.00	$.97	$1.01

Weighted average number of Common Stock and equivalents
Basic(b)	19,672	18,837	20,024	20,818	20,296

Diluted(b)	20,652	20,099	21,871	22,878	22,533

Cash dividends per common share or common share equivalent(b)(c)	$.34	$.24	$.23	$.17	$.10
Selected Operating Data:(d)
Sales growth:
Total	18.6%	8.4%	5.3%	13.2%	9.3%
Comparable store(e)	7.2%	6.7%	1.2%	3.2%	1.7%
Stores open at beginning of year	710	720	698	625	626
Stores open at end of year	777	710	720	698	625
Capital expenditures(f)	$21,333	$23,637	$20,574	$22,319	$16,005
Balance Sheet Data (at period end):
Net working capital	$24,715	$30,389	$34,562	$29,338	$31,949
Total assets	444,143	376,866	370,469	339,758	303,395
Long-term obligations	96,427	97,098	122,585	52,525	46,327
Shareholders’ equity	232,670	194,291	174,848	215,119	192,990

(a)	See Note 10 for calculation of basic and diluted earnings per share.

(b)	Adjusted in fiscal year 2006 – 2007 for the effect of the Company’s October 2007 three-for-two stock split.

(c)	All years include four dividend payments other than fiscal year 2006 which has three payments and fiscal year 2010 which has five payments/accruals due to timing.

(d)	Includes Company-operated stores only — no dealer or franchise locations.

(e)	Comparable store sales data is calculated based on the change in sales of only those stores open as of the beginning of the preceding fiscal year.

(f)	Amount does not include the funding of the purchase price related to acquisitions.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth income statement data of the Company expressed as a percentage of sales for the fiscal years indicated:

	Year Ended Fiscal March
	2010	2009	2008

Sales	100.0%	100.0%	100.0%
Cost of sales, including distribution and occupancy costs	59.1	59.8	60.3

Gross profit	40.9	40.2	39.7

Operating, selling, general and administrative expenses	30.1	31.2	31.3
Intangible amortization	.2	.1	.1
Loss (gain) on disposal of assets	.2	(.2)	(.4)

Total operating expenses	30.5	31.1	31.0

Operating income	10.5	9.2	8.7
Interest expense, net	1.1	1.3	1.3
Other income, net	—	(.1)	(.2)

Income before provision for income taxes	9.5	8.0	7.6
Provision for income taxes	3.6	2.9	2.6

Net income	5.9%	5.1%	5.0%

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

Carrying Values of Goodwill and Long-Lived Assets

The Company has a history of growth through acquisitions. Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. The carrying values of goodwill, customer list and trade name assets are subject to annual impairment reviews in accordance with accounting guidance on goodwill and other intangible assets, which the Company typically performs in the third quarter of the fiscal year. Impairment reviews may also be triggered by any significant events or changes in circumstances affecting the Company’s business.

The Company has one reporting unit. The goodwill impairment test consists of a two-step process, if necessary. The first step is to compare the fair value of the Company’s invested capital to the book value of its invested capital. If the fair value is less than its carrying value, the second step of the impairment test must be performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill.

A deterioration of macroeconomic conditions may not only negatively impact the estimated operating cash flows used in the Company’s cash flow models, but may also negatively impact other assumptions used in the Company’s analyses, including, but not limited to, the estimated cost of capital and/or discount rates. Additionally, as discussed above, in accordance with accounting guidance, the Company is required to ensure that assumptions used to determine fair value in the Company’s analyses are consistent with the assumptions a hypothetical marketplace participant would use. As a result, the cost of capital and/or discount rates used in the Company’s analyses may increase or decrease based on market conditions and trends, regardless of whether the Company’s actual cost of capital has changed. Therefore, the Company may recognize an impairment of an intangible asset or assets even though realized actual cash flows are approximately equal to or greater than its previously forecasted amounts.

Self-Insurance Reserves

The Company is largely self-insured with respect to workers’ compensation, general liability and employee medical claims. In order to reduce its risk and better manage its overall loss exposure, the Company purchases stop-loss insurance that covers individual claims in excess of the deductible amounts. The Company maintains an accrual for the estimated cost to settle open claims as well as an estimate of the cost of claims that have been incurred but not reported. These estimates take into consideration the historical average claim volume, the average cost for settled claims, current trends in claim costs, changes in the Company’s business and workforce, and general economic factors. These accruals are reviewed on a quarterly basis, or more frequently if factors dictate a more frequent review is warranted. For more complex reserve calculations, such as workers compensation, the Company uses the services of an actuary on an annual basis to assist in determining the required reserve for open claims.

Stock-Based Compensation

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

Tax law and accounting rules often differ as to the timing and treatment of certain items of income and expense. As a result, the tax rate reflected in the Company’s tax return (the current or cash tax rate) is different from the tax rate reflected in the Company’s Consolidated Financial Statements. Some of the differences are permanent, while other differences are temporary as they reverse over time. The Company records deferred tax assets and liabilities for any temporary differences between the tax reflected in the Company Consolidated Financial Statements and tax bases. The Company establishes valuation allowances when it believes it is more-likely-than-not that some portion of its deferred tax assets will not be realized.

At any one time, the Company’s tax returns for several tax years are subject to examination by U.S. Federal and state taxing jurisdictions. The Company establishes tax liabilities in accordance with the accounting guidance on income taxes. The accounting guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attributes of income tax positions taken or expected to be taken on a tax return. Under the accounting guidance, the impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized in the financial statements unless it is more-likely-than-not to be sustained. The Company adjusts these tax liabilities, as well as the related interest and penalties, based on the latest facts and circumstances, including recently published rulings, court cases and outcomes of tax audits. To the extent the Company’s actual tax liability differs from its established tax liabilities for unrecognized tax benefits, the Company’s effective tax rate may be materially impacted. While it is often difficult to predict the final outcome of, the timing of, or the tax treatment of any particular tax position or deduction, the Company believes that its tax balances reflect the more-likely-than-not outcome of known tax contingencies.

Derivative Financial Instruments

The guidance on derivatives and hedging instruments requires the Company to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. The Company recognizes the fair value of all derivatives as either assets or liabilities in the consolidated balance sheet and changes in the fair value of such instruments are recognized immediately in earnings unless certain accounting criteria established by the guidance are met. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure at both the inception of the hedging relationship and on an ongoing basis and include an evaluation of the counterparty risk and the impact, if any, on the effectiveness of the derivative. If these criteria are met, which the Company must document and assess at inception and on an ongoing basis, the Company recognizes the changes in fair value of such instruments in accumulated other comprehensive income, a component of shareholders’ equity on the consolidated balance sheet. Changes in the fair value of the ineffective portion of all derivatives are recognized immediately in earnings.

The Company primarily employs derivative financial instruments to manage its exposure to market risk from interest rate changes and to limit the volatility and impact of interest rate changes on earnings and cash flows.

RESULTS OF OPERATIONS

Fiscal 2010 As Compared To Fiscal 2009

Sales for fiscal 2010 increased $88.5 million or 18.6% to $564.6 million as compared to $476.1 million in fiscal 2009. The increase was partially due to a comparable store sales increase of 7.2%. The former Craven and Valley Forge stores acquired in July 2007 and the former Broad Elm stores acquired in January 2008 are now included in comparable store sales numbers. Additionally, there was an increase of $64.0 million related to new stores, of which $58.5 million came from the FY 2010 Acquisitions. Partially offsetting this was a decrease in sales from closed stores amounting to $7.6 million. There were 306 selling days in both fiscal 2010 and fiscal 2009. Selling days are defined as days other than Sundays and certain national holidays, though a significant number of the Company’s stores may be open on such days.

During the year, 79 stores were added and 12 were closed. At March 27, 2010, the Company had 777 stores in operation.

Management believes that the improvement in comparable store sales resulted from several factors, including an increase in exhaust sales, brake sales, tire sales and maintenance services. It is management’s belief that strong in-store sales execution, highly effective advertising campaigns and price increases in several product categories also contributed to the sales improvement. Comparable store traffic increased over the prior year as well. Soft economic conditions and the related decrease in consumer spending and tightening of credit, resulting in declining automobile sales (as compared to historical levels), helped to contribute to the improved sales. Management believes that consumers are keeping their cars longer and repairing them instead of trading them in for new cars. Additionally, while consumers can and often defer repairs when the economy is weak, most repairs can only be deferred for a period of time. When customers do come in to have their vehicles repaired, it is management’s belief that they spend more on average because the problem with their vehicle has worsened due to additional wear.

Management also believes that the recent closings of dealerships by Chrysler and General Motors are driving more business to the Company’s stores as consumers look for alternative, proven, economical and more geographically convenient locations to service their automobiles.

Gross profit for fiscal 2010 was $231.2 million or 40.9% of sales as compared with $191.5 million or 40.2% of sales for fiscal 2009. The increase in gross profit for the year ended March 27, 2010, as a percentage of sales, is due to several factors. There was a decrease in labor costs as a percent of sales due partially to a continued shift in mix to tire sales and improved labor productivity.

Distribution and occupancy costs decreased as a percentage of sales from the prior year as the Company, with improved sales, was able to better leverage largely fixed costs.

Total material costs, including outside purchases, increased as a percentage of sales as compared to the prior fiscal year. This was due to margin pressure caused by a shift in mix to the lower margin categories of tires and maintenance services from the higher margin categories of brakes and exhaust. The fiscal year 2010 Acquisitions, which were all tire stores, have resulted in a more pronounced shift in mix this year. Partially offsetting this were the sale of lower cost import tires, a decrease in the material cost of oil as well as selling price increases.

Operating expenses for fiscal 2010 were $171.9 million or 30.5% of sales compared with $147.8 million or 31.1% of sales for fiscal 2009. Within operating expenses, selling, general and administrative (“SG&A”) expenses for fiscal 2010 increased by $21.5 million to $169.9 million from fiscal 2009, and were 30.1% of sales, compared with 31.2% in the prior year. Over $12.0 million of the increase in operating expense is directly attributed to the acquired stores’ operating expenses.

The largest drivers of the dollar increases in SG&A expenses in fiscal 2010 in both store direct and store support costs (excluding the $12.0 million described above) were as follows: Store manager pay and related benefits increased by approximately $4.9 million, attributable to raises and increased incentives in fiscal 2010 due to improved store performance as compared to the prior year. Store support costs increased by approximately

$5.4 million including increased management compensation expense as compared to the prior year. Management bonus expense was up due to the Company attaining higher profit goals for fiscal 2010 and thus earning higher bonuses. In addition, benefits expense increased due to an increase in FICA expense related to higher wages paid, as well as increased workers compensation costs.

Loss on disposal of assets for fiscal 2010 increased $2.2 million from a gain of $1.1 million for fiscal 2009, to a loss of $1.1 million for fiscal 2010. The increase is due to the closure of underperforming stores as well as the timing of, proceeds from and number of sales of property in one year compared to another.

Operating income in fiscal 2010 of $59.2 million increased 35.7% compared to operating income in fiscal 2009, and increased as a percentage of sales from 9.2% to 10.5%.

Net interest expense for fiscal 2010 increased by approximately $.1 million as compared to the same period in the prior year, and decreased from 1.3% to 1.1% as a percentage of sales for the same periods. The weighted average debt outstanding for the year ended March 27, 2010 increased by approximately $2.7 million from fiscal 2009, primarily related to additional capital leases recorded with the FY 2010 acquisitions. This was offset by a decrease in debt outstanding under the Company’s Revolving Credit Facility agreement. The weighted average interest rate remained flat compared to the prior year.

The Company’s effective tax rate was 37.9% and 36.8%, respectively, of pre-tax income in fiscal 2010 and 2009. The difference in rate relates to the accounting for uncertain tax positions which may vary from year to year.

Net income for fiscal 2010 increased by $9.1 million, or 37.8%, from $24.1 million in fiscal 2009, to $33.2 million in fiscal 2010, and earnings per diluted share increased by 34.2% from $1.20 to $1.61 due to the factors discussed above.

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

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources

The Company’s primary capital requirements for fiscal 2010 were divided among the funding of acquisitions for $46.1 million, as well as the upgrading of facilities and systems and funding of its store expansion program totaling $21.3 million. In fiscal 2009, the Company’s primary capital requirements were the upgrading of facilities and systems and the funding of its store expansion program totaling $23.6 million. Additionally, in 2010 and 2009, the Company spent approximately $7.5 million and $9.6 million, respectively, to acquire 24 properties previously leased. (This amount is included in the aforementioned capital expenditures amounts.) In both fiscal years 2010 and 2009, these capital requirements were primarily met by cash flow from operations.

In fiscal 2011, the Company intends to open approximately five new stores. Total capital required to open a new service store ranges, on average (based upon the last five fiscal years’ openings — excluding the acquired stores and BJ’s locations), from $300,000 to $900,000 depending on whether the store is leased, owned or land leased. Total capital required to open a new greenfield tire (leased) location costs, on average, approximately $600,000 including $220,000 for equipment and $140,000 for inventory.

The Company paid dividends of $5.4 million in fiscal 2010. In April 2010, the Company’s Board of Directors declared its intention to pay a regular quarterly cash dividend of $.09 per common share or common share equivalent beginning with the first quarter of fiscal year 2011.

On March 28, 2010, the Company acquired five retail tire and automotive repair stores located in Pittsburgh, PA from Import Export Tire, Co. The purchase price was approximately $6 million and was funded primarily through the Company’s existing line of credit.

The Company also plans to continue to seek suitable acquisition candidates. Management believes that the Company has sufficient resources available (including cash flow from operations and bank financing) to expand its business as currently planned for the next several years.

Contractual Obligations

Payments due by period under long-term debt, other financing instruments and commitments are as follows:

		Within	Within 2 to	Within 4 to	After
	Total	1 Year	3 Years	5 Years	5 Years
	(Dollars in thousands)

Long-term debt	$52,660	$0	$52,000	$660	$0
Capital lease commitments	46,700	2,933	6,378	7,078	30,311
Operating lease commitments	109,605	25,017	41,156	24,139	19,293
Purchase obligations(1)	39,293	39,293	0	0	0

Total	$248,258	$67,243	$99,534	$31,877	$49,604

(1)	This represents obligations for purchases of inventory.

In July 2005, the Company entered into a five-year, $125 million Revolving Credit Facility agreement with five banks. A sixth bank was added in June 2008. Interest only is payable monthly throughout the Credit Facility’s term. The facility included a provision allowing the Company to expand the amount of the overall facility to $160 million. Amendments in January 2007 and June 2008 were made to these amounts which increased the overall facility to $200 million. Currently, the committed sum is $163.3 million and the accordion feature is $36.7 million. There was $52 million outstanding at March 27, 2010. The facility expires in January 2012.

The terms of the Credit Facility permit the payment of cash dividends not to exceed 25% of the preceding year’s net income, and allow stock buybacks subject to the Company being able to meet its existing financial covenants. The agreement requires the maintenance of specified interest and rent coverage ratios and amounts of net worth. The Company is in compliance with these requirements at March 27, 2010, and does not foresee a risk of being out of compliance for the foreseeable future. These agreements permit mortgages and specific lease financing arrangements with other parties with certain limitations.

The Credit Facility is not secured by the Company’s real property, although the Company has agreed not to encumber its real property, with certain permissible exceptions.

Within the aforementioned $163.3 million Revolving Credit Facility, the Company has available a sub-facility of $20 million for the purpose of issuing standby letters of credit. The line requires fees aggregating .88% annually of the face amount of each standby letter of credit, payable quarterly in arrears. There were $15.3 million in outstanding letters of credit under this line at March 27, 2010.

In addition, the Company has financed certain store properties and vehicles with capital leases, which amount to $46.7 million and are due in installments through 2039.

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

FINANCIAL ACCOUNTING STANDARDS

See “Recent Accounting Pronouncements” in Note 1 to the consolidated financial statements for a discussion of the impact of recently issued accounting standards on the Company’s consolidated financial statements as of March 27, 2010 and for the year then ended, as well as the expected impact on the Company’s consolidated financial statements for future periods.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from potential changes in interest rates. At year end March 2010 and 2009, approximately 58% and 47%, respectively, of the Company’s long-term debt, excluding capital leases, was at fixed interest rates and therefore, the fair value is affected by changes in market interest rates. The Company’s cash flow exposure on floating rate debt, which is not supported by interest rate swap agreements, would result in interest expense fluctuating approximately $.2 million based upon the Company’s debt position at fiscal year ended March 27, 2010 and $.4 million for fiscal year ended March 28, 2009, given a 1% change in LIBOR.

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

Long-term debt, including current portion, had a carrying amount of $52.7 million and a fair value of $52.6 million as of March 27, 2010, as compared to a carrying amount of $65.7 million and a fair value of $65.6 million as of March 28, 2009.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Monro Muffler Brake, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Monro Muffler Brake, Inc. and its subsidiaries at March 27, 2010 and March 28, 2009, and the results of its operations and its cash flows for each of the three years in the period ended March 27, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 27, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Rochester, New York
June 10, 2010

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	March 27,	March 28,
	2010	2009
	(Dollars in thousands)

ASSETS
Current assets:
Cash and equivalents	$11,180	$3,336
Trade receivables	1,922	2,051
Federal and state income taxes receivable		1,268
Inventories	85,817	71,443
Deferred income tax asset	7,800	4,076
Other current assets	17,373	19,655

Total current assets	124,092	101,829

Property, plant and equipment	386,238	353,113
Less − Accumulated depreciation and amortization	(183,492)	(168,052)

Net property, plant and equipment	202,746	185,061
Goodwill	90,372	71,816
Intangible assets	13,888	4,400
Other non-current assets	13,045	12,001
Deferred income tax asset		1,759

Total assets	$444,143	$376,866

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,933	$1,696
Trade payables	43,229	34,751
Federal and state income taxes payable	4,169
Accrued payroll, payroll taxes and other payroll benefits	16,730	13,534
Accrued insurance	15,595	9,610
Warranty reserves	5,510	4,569
Other current liabilities	11,211	7,280

Total current liabilities	99,377	71,440
Long-term debt	96,427	97,098
Accrued rent expense	6,473	6,552
Other long-term liabilities	4,551	4,350
Deferred income tax liability	560
Long-term income taxes payable	4,085	3,135

Total liabilities	211,473	182,575

Commitments
Shareholders’ equity:
Class C Convertible Preferred Stock, $1.50 par value, $.096 conversion value, 150,000 shares authorized; 32,500 shares issued and outstanding	49	49
Common Stock, $.01 par value, 45,000,000 shares authorized; 23,646,460 and 22,999,313 shares issued at March 27, 2010 and March 28, 2009, respectively	236	230
Treasury Stock, 3,682,429 and 3,580,829 shares at March 27, 2010 and March 28, 2009, respectively, at cost	(70,590)	(67,454)
Additional paid-in capital	88,377	74,443
Accumulated other comprehensive loss	(2,237)	(3,485)
Retained earnings	216,835	190,508

Total shareholders’ equity	232,670	194,291

Total liabilities and shareholders’ equity	$444,143	$376,866

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

	Year Ended Fiscal March
	2010	2009	2008
	(Amounts in thousands,
	except per share data)

Sales	$564,639	$476,106	$439,389
Cost of sales, including distribution and occupancy costs	333,465	284,640	264,783

Gross profit	231,174	191,466	174,606
Operating, selling, general and administrative expenses	169,896	148,374	137,338
Intangible amortization	894	490	564
Loss (gain) on disposal of assets	1,148	(1,061)	(1,670)

Total operating expenses	171,938	147,803	136,232

Operating income	59,236	43,663	38,374
Interest expense, net of interest income of $68 in 2010, $32 in 2009 and $43 in 2008	6,090	5,979	5,753
Other income, net	(279)	(430)	(799)

Income before provision for income taxes	53,425	38,114	33,420
Provision for income taxes	20,234	14,026	11,499

Net income	$33,191	$24,088	$21,921

Earnings per share:
Basic	$1.68	$1.27	$1.08

Diluted	$1.61	$1.20	$1.00

Weighted average number of common shares outstanding used in computing earnings per share:
Basic	19,672	18,837	20,024

Diluted	20,652	20,099	21,871

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Class C					Accumulated
	Convertible			Additional		Other
	Preferred	Common	Treasury	Paid-In	Retained	Comprehensive
	Stock	Stock	Stock	Capital	Earnings	Income	Total
	(Dollars in thousands)

Balance at March 31, 2007	$97	$143	$(2,143)	$62,866	$155,634	$(1,478)	$215,119
Net income					21,921		21,921
Other comprehensive income:
Pension liability adjustment ($493 pre-tax)(1)						296	296

Total comprehensive income							22,217
Dividends:
Preferred ($.23 per CSE)(3)					(230)		(230)
Common ($.23 per share)					(4,570)		(4,570)
Tax benefit from exercise of stock options				587			587
Exercise of stock options		2		1,542			1,544
Shares issued in connection with three-for-two stock split (See Note 1)		72			(72)		0
Stock option compensation				1,761			1,761
Purchase of treasury shares			(60,017)				(60,017)
Adoption of ASC 740					(1,563)		(1,563)

Balance at March 29, 2008	97	217	(62,160)	66,756	171,120	(1,182)	174,848
Net income					24,088		24,088
Other comprehensive loss
Unrealized loss on derivatives contracts ($1,008 pre-tax)(2)						(625)	(625)
Pension liability adjustment ($2,602 pre-tax)(1)						(1,678)	(1,678)

Total comprehensive income							21,785
Dividends:
Preferred ($.24 per CSE)(3)					(213)		(213)
Common ($.24 per share)					(4,487)		(4,487)
Tax benefit from exercise of stock options				2,266			2,266
Conversion of Class C preferred stock	(48)	5		43			0
Exercise of stock options(5)		8	(5,294)	3,648			(1,638)
Stock option compensation				1,730			1,730

Balance at March 28, 2009	49	230	(67,454)	74,443	190,508	(3,485)	194,291
Net income					33,191		33,191
Other comprehensive income
Unrealized gain on derivatives contracts ($702 pre-tax)(2)						435	435
Pension liability adjustment ($1,311 pre-tax)(1)						813	813

Total comprehensive income							34,438
Dividends:
Preferred ($.34 per CSE)(3)(4)					(172)		(172)
Common ($.34 per share)(4)					(6,692)		(6,692)
Tax benefit from exercise of stock options				2,990			2,990
Exercise of stock options(5)		6	(3,136)	8,967			5,837
Stock option compensation				1,977			1,977

Balance at March 27, 2010	$49	$236	$(70,590)	$88,377	$216,835	$(2,237)	$232,670

(1)	The balance related to the pension liability was $(2,047), $(2,860) and $(1,182), respectively, at March 27, 2010, March 28, 2009 and March 29, 2008.
(2)	The balance related to the derivatives contracts was $(190), $(625) and $0, respectively, at March 27, 2010, March 28, 2009 and March 29, 2008.
(3)	CSE − Common stock equivalent
(4)	This includes five payments/accruals due to timing.
(5)	This includes the receipt of treasury stock for funding of taxes.

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended Fiscal March
	2010	2009	2008
	(Dollars in thousands)
	Increase (Decrease) in Cash

Cash flows from operating activities:
Net income	$33,191	$24,088	$21,921

Adjustments to reconcile net income to net cash provided
by operating activities -
Depreciation and amortization	22,505	20,429	20,421
Stock-based compensation expense	1,977	1,730	1,761
Excess tax benefits from share-based payment arrangements	(2,367)	(2,856)	(148)
Net change in deferred income taxes	1,004	2,603	(1,796)
Loss (gain) on disposal of property, plant and equipment	1,148	(1,061)	(1,670)
Decrease in trade receivables	671	65	109
Increase in inventories	(655)	(5,260)	(2,820)
Decrease in other current assets	3,538	569	305
Decrease (increase) in other non-current assets	404	(791)	(461)
Increase (decrease) in trade payables	8,348	7,183	(61)
Increase (decrease) in accrued expenses	7,266	3,360	(1,498)
Increase in federal and state income taxes payable	8,457	70	636
Increase (decrease) in other long-term liabilities	36	(1,606)	(408)
Increase in long-term income taxes payable	1,004	61	661

Total adjustments	53,336	24,496	15,031

Net cash provided by operating activities	86,527	48,584	36,952

Cash flows from investing activities:
Capital expenditures	(21,333)	(23,637)	(20,574)
Acquisitions, net of cash acquired	(46,103)		(20,243)
Proceeds from the disposal of property, plant and equipment	780	1,969	1,084

Net cash used for investing activities	(66,656)	(21,668)	(39,733)

Cash flows from financing activities:
Proceeds from borrowings	166,301	127,759	193,630
Principal payments on long-term debt and capital lease obligations	(181,894)	(153,329)	(126,581)
Purchase of common stock			(60,017)
Exercise of stock options	6,629	1,726	1,544
Excess tax benefits from share-based payment arrangements	2,367	2,856	148
Dividends paid	(5,430)	(4,700)	(4,800)

Net cash (used for) provided by financing activities	(12,027)	(25,688)	3,924

Increase in cash	7,844	1,228	1,143
Cash at beginning of year	3,336	2,108	965

Cash at end of year	$11,180	$3,336	$2,108

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 —	SIGNIFICANT ACCOUNTING POLICIES

Background

Monro Muffler Brake, Inc. and its wholly owned subsidiary, Monro Service Corporation (the “Company”), is engaged principally in providing automotive undercar repair services in the United States. The Company had 777 Company-operated stores, four franchises and 14 dealer-operated automotive repair centers located primarily in the northeast region of the United States as of March 27, 2010. The Company’s operations are organized and managed in one operating segment.

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

Fiscal year

The Company reports its results on a 52/53 week fiscal year ending on the last Saturday of March of each year. The following are the dates represented by each fiscal period:

“Year ended Fiscal March 2010”: March 29, 2009 − March 27, 2010 (52 weeks)

“Year ended Fiscal March 2009”: March 30, 2008 − March 28, 2009 (52 weeks)

“Year ended Fiscal March 2008”: April 1, 2007 − March 29, 2008 (52 weeks)

Consolidation

The consolidated financial statements include the Company and its wholly owned subsidiary, Monro Service Corporation, after the elimination of intercompany transactions and balances.

Revenue recognition

Sales are recorded upon completion of automotive undercar repair and tire services provided to customers. The following was the Company’s sales mix for fiscal 2010, 2009 and 2008:

	Year Ended
	Fiscal March
	2010	2009	2008

Brakes	20%	21%	22%
Exhaust	6	6	7
Steering	11	12	12
Tires	32	29	28
Maintenance	31	32	31

Total	100%	100%	100%

Revenue from the sale of tire road hazard warranty agreements is recognized on a straight-line basis over the contract period or other method where costs are not incurred ratably.

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

Barter credits

In accordance with the guidance on nonmonetary transactions, the Company values barter credits at the fair market value of the inventory exchanged, as determined by reference to price lists for buying groups and jobber pricing. The Company uses these credits primarily to pay vendors for purchases (mainly inventory vendors for the purchase of parts and tires) or to purchase other goods or services from the barter company such as advertising and travel.

Property, plant and equipment

Property, plant and equipment are stated at cost. Depreciation of property, plant and equipment is provided on the straight-line basis. Buildings and improvements related to owned locations are depreciated over lives varying from 10 to 39 years; machinery, fixtures and equipment over lives varying from 5 to 15 years; and vehicles over lives varying from 3 to 8 years. Computer software is depreciated over lives varying from 3 to 7 years. Buildings and improvements related to leased locations are depreciated over the shorter of the asset’s useful life or the reasonably assured lease term, as defined in the accounting guidance on leases. When property is sold or retired, the cost and accumulated depreciation are eliminated from the accounts and a gain or loss is recorded in the Statement of Income. Expenditures for maintenance and repairs are expensed as incurred.

Certain leases have been capitalized and are classified on the balance sheet as fixed assets. These assets are being amortized on a straight-line basis over their estimated lives, which coincide with the terms of the leases. (See Note 4.)

Long-lived assets

The Company evaluates the ability to recover long-lived assets whenever events or circumstances indicate that the carrying value of the asset may not be recoverable. In the event assets are impaired, losses are recognized to the extent the carrying value exceeds the fair value. In addition, the Company reports assets to be disposed of at the lower of the carrying amount or the fair market value.

Store opening and closing costs

New store opening costs are charged to expense in the fiscal year when incurred. When the Company closes a store, the estimated unrecoverable costs, including the remaining lease obligation net of sublease income, if any, are charged to expense.

Leases

The Company recognizes rent expense, including rent escalations, on a straight-line basis over the reasonably assured lease term, as defined in the accounting guidance on leases. Generally, the lease term is the base lease term plus certain renewal option periods for which renewal is reasonably assured.

Goodwill and intangible assets

The Company has a history of growth through acquisitions. Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Other intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses. The carrying values of goodwill, customer

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

list and trade name assets are subject to annual impairment reviews in accordance with accounting guidance on goodwill and other intangible assets, which the Company typically performs in the third quarter of the fiscal year. Impairment reviews may also be triggered by any significant events or changes in circumstances affecting the Company’s business.

The Company has one reporting unit. The goodwill impairment test consists of a two-step process, if necessary. The first step is to compare the fair value of the Company’s invested capital to the book value of its invested capital. If the fair value is less than its carrying value, the second step of the impairment test must be performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill.

A deterioration of macroeconomic conditions may not only negatively impact the estimated operating cash flows used in the Company’s cash flow models, but may also negatively impact other assumptions used in the Company’s analyses, including, but not limited to, the estimated cost of capital and/or discount rates. Additionally, as discussed above, in accordance with accounting guidance, the Company is required to ensure that assumptions used to determine fair value in the Company’s analyses are consistent with the assumptions a hypothetical marketplace participant would use. As a result, the cost of capital and/or discount rates used in the Company’s analyses may increase or decrease based on market conditions and trends, regardless of whether the Company’s actual cost of capital has changed. Therefore, the Company may recognize an impairment of an intangible asset or assets even though realized actual cash flows are approximately equal to or greater than its previously forecasted amounts.

There were no impairments as a result of the Company’s annual impairment tests in the third quarter of fiscal year 2010 and there have been no triggering events as of the fourth quarter of fiscal year 2010.

Self-Insurance Reserves

The Company is largely self-insured with respect to workers’ compensation, general liability and employee medical claims. In order to reduce its risk and better manage its overall loss exposure, the Company purchases stop-loss insurance that covers individual claims in excess of the deductible amounts. The Company maintains an accrual for the estimated cost to settle open claims as well as an estimate of the cost of claims that have been incurred but not reported. These estimates take into consideration the historical average claim volume, the average cost for settled claims, current trends in claim costs, changes in the Company’s business and workforce, and general economic factors. These accruals are reviewed on a quarterly basis, or more frequently if factors dictate a more frequent review is warranted. For more complex reserve calculations, such as workers compensation, the Company uses the services of an actuary on an annual basis to assist in determining the required reserve for open claims.

Warranty

The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. Warranty expense related to all product warranties at and for the fiscal years ended March 2010, 2009 and 2008 was not material to the Company’s financial position or results of operations.

Derivative financial instruments

The Company recognizes all derivatives at fair value, whether designated in hedging relationships or not, in the balance sheet as either an asset or liability. The accounting for changes in the fair value of a derivative, including certain derivative instruments embedded in other contracts, depends on the intended use of the derivative and the resulting designation. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item are recognized in the Statement of Income. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income and are

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized in the Statement of Income when the hedged item affects net income. If a derivative does not qualify as a hedge, it is marked to fair value through the Statement of Income. (See Notes 7 and 16).

Comprehensive income

As it relates to the Company, comprehensive income is defined as net earnings as adjusted for pension liability adjustments and unrealized gains or losses on financial instruments qualifying for cash flow hedge accounting, and is reported net of related taxes in the Consolidated Statement of Changes in Shareholders’ Equity.

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

Treasury stock is accounted for using the par value method. During the years ended March 27, 2010 and March 28, 2009, the Company’s Chief Executive Officer surrendered 92,000 and 258,000 shares, respectively, of Monro common stock at fair market value to pay the exercise price and to partially satisfy tax withholding obligations on the exercise of 120,000 and 556,000 stock options, respectively. During the year ended March 29, 2008, the Company repurchased 2.8 million shares of its outstanding common stock for $60.0 million including commissions. The Company’s purchases of common stock are recorded as “Treasury Stock” and result in a reduction of “Shareholders’ Equity”.

Stock-based compensation

In accordance with the guidance on accounting for stock options issued to employees, the Company measures compensation cost arising from the grant of share-based payments to an employee at fair value, and recognizes such cost in income over the period during which the employee is required to provide service in exchange for the award, usually the vesting period. Forfeitures are estimated on the grant date and revised in subsequent periods if actual forfeitures differ from those estimates.

The Company recognizes compensation expense related to stock options using the straight-line approach. Option awards generally vest equally over the service period established in the award, typically four years. The Company estimates fair value using the Black-Scholes valuation model. Assumptions used to estimate the compensation expense are determined as follows:

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

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average fair value of options granted during fiscal 2010, 2009 and 2008 was $8.07, $5.29 and $6.36, respectively. The fair values of the options granted were estimated on the date of their grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended Fiscal March
	2010	2009	2008

Risk-free interest rate	2.24%	3.10%	4.45%
Expected life	5 years	5 years	5 years
Expected volatility	32.8%	30.2%	28.3%
Expected dividend yield	1.04%	1.38%	1.45%

Total stock-based compensation expense included in selling, general and administrative and distribution expenses in the Company’s Statement of Income for the years ended March 27, 2010, March 28, 2009 and March 29, 2008 was $1,977,000, $1,730,000 and $1,761,000, respectively. The related income tax benefit was $751,000, $657,000 and $669,000, respectively.

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

Prepaid advertising at fiscal year end March 2010 and 2009, and advertising expense for the fiscal years ended March 2010, 2009 and 2008, were not material to these financial statements.

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

Recent accounting pronouncements

In December 2007, the Financial Accounting Standards Board issued new accounting guidance on business combinations and non-controlling interests in consolidated financial statements. The new guidance revises the method of accounting for a number of aspects of business combinations and noncontrolling interests, including acquisition costs, contingencies (including contingent assets, contingent liabilities and contingent purchase price), the impacts of partial and step-acquisitions (including the valuation of net assets attributable to non-acquired minority interests) and post-acquisition exit activities of acquired businesses. The new guidance was effective for the Company beginning March 29, 2009. (See Note 2.)

In December 2008, the Financial Accounting Standards Board issued new accounting guidance on disclosures about employers’ pension plan assets. New disclosures include more information on investment strategies, major categories of plan assets, concentrations of risk with plan assets and valuation techniques used to measure the fair value of plan assets. This new guidance requires new disclosures only, and will have no impact on the Company’s Consolidated Financial Statements. This new guidance is effective for the Company for fiscal 2010. (See Note 12.)

NOTE 2 —	ACQUISITIONS

The Company’s acquisitions are strategic moves in its plan to fill in and expand its presence in its existing and contiguous markets, and leverage fixed operating costs such as distribution and advertising.

Subsequent Event

On March 28, 2010, the Company acquired five retail tire and automotive repair stores located in Pennsylvania from Import Export Tire, Co. These stores produced approximately $10 million in sales annually based on unaudited pre-acquisition historical information. The total purchase price was approximately $6 million in cash and the assumption of certain liabilities. The acquisition was financed through the Company’s existing bank facility. The stores will operate under the Mr. Tire brand name.

Fiscal 2010

In January 2010, the Company acquired two retail tire stores from Me & Dad’s Tire & Auto Parts located in New Hampshire and TND Tires and Auto Parts located in Massachusetts. These were former Tire Warehouse franchisees which produced approximately $2.0 million in sales annually based on unaudited pre-acquisition historical information. The total purchase price was approximately $1.0 million in cash and the assumption of certain liabilities. The acquisition was financed through the Company’s existing bank facility. These stores operate under the Tire Warehouse brand name. The results of operations of these stores are included in the Company’s results from January 24, 2010 and January 31, 2010, respectively.

On November 29, 2009, the Company acquired a retail tire and automotive repair store located in New Hampshire from Cheshire Tire Center, Inc. (“Cheshire”). This store produced approximately $3 million in sales annually based on unaudited pre-acquisition historical information. The total purchase price was approximately $1.9 million in cash and the assumption of certain liabilities. The acquisition was financed through the Company’s

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

existing bank facility. This store operates under the Mr. Tire brand name. The results of operations of Cheshire are included in the Company’s results from November 30, 2009.

On October 4, 2009, the Company acquired 41 retail tire stores, including one that was under construction, located in Maine, Massachusetts, New Hampshire, Rhode Island and Vermont, from Tire Warehouse Central, Inc. (“Tire Warehouse”). These stores produced approximately $48 million in sales annually based on unaudited pre-acquisition historical information. In addition, six franchisees and a distribution center in New Hampshire were acquired. The total purchase price was approximately $34.0 million in cash and the assumption of certain liabilities. The acquisition was financed through the Company’s existing bank facility. These stores all operate under the Tire Warehouse brand name. The results of operations of Tire Warehouse are included in the Company’s results from October 4, 2009.

On September 20, 2009, the Company acquired four retail tire and automotive repair stores located in northwest Indiana from Midwest Tire & Auto Repair (“Midwest”). These stores produced approximately $6 million in sales annually based on unaudited pre-acquisition historical information. The total purchase price of these stores was approximately $2 million in cash and the assumption of certain liabilities. The acquisition was financed through the Company’s existing bank facility. These stores all operate under the Mr. Tire brand name. The results of operations of Midwest are included in the Company’s results from September 20, 2009.

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

The acquisitions resulted in goodwill related to, among other things, growth opportunities and unidentified intangible assets. All of the goodwill is expected to be deductible for tax purposes. The Company has recorded finite-lived intangible assets at their estimated fair value related to customer relationships, trade names and favorable leases.

In accordance with accounting guidance on business combinations, the Company expensed all costs related to the acquisitions in fiscal 2010. The total costs related to the acquisitions were $.7 million for the fiscal year ended March 27, 2010. These costs are included in the Consolidated Statement of Income primarily under operating, selling, general and administrative expenses.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The purchase price of the acquisitions has been allocated to the net tangible and intangible assets acquired, with the remainder recorded as goodwill on the basis of estimated fair values, as follows:

As of Acquisition Date
(Dollars in thousands)

Other current assets	$15,585
Intangible assets	10,645
Other noncurrent assets	20,238
Current liabilities	(4,951)
Long-term liabilities	(12,854)

Total net identifiable assets acquired	$28,663

Total consideration transferred	$47,219
Less: total net identifiable assets acquired	28,663

Goodwill	$18,556

Intangible assets consist of customer lists ($970,000), trade names ($4,610,000), favorable leases ($4,945,000) and franchise agreements ($120,000). Customer lists, trade names and franchise agreements are being amortized over their estimated useful lives. The weighted average useful lives are approximately five, 16 and 1.5 years, respectively. Favorable lease intangible assets are being amortized over their respective lease terms, ranging from one to 36 years. The weighted average useful life of all intangible assets is 15 years.

Sales and net income for the fiscal 2010 acquired entities totaled $58.5 million and $3.3 million, respectively for the period from acquisition date through March 27, 2010.

Supplemental pro forma information for the current or prior reporting periods has not been presented due to the impracticability of obtaining detailed, accurate or reliable data for the periods the acquired entities were not owned by the Company.

During the fourth quarter of fiscal 2010, the Company substantially completed the purchase price allocation for the fiscal year 2010 acquisitions. Some of the amounts previously estimated have changed during the measurement period. The significant changes in estimates included a decrease in inventory of $1.4 million for the third quarter; an increase in deferred income tax assets of $1.1 million and $2.6 million for the second and third quarters, respectively; an increase in property, plant and equipment of $2.0 and $2.5 million for the first and second quarters, respectively and a decrease of $1.7 million for the third quarter; an increase in goodwill of $10.1 million for the third quarter; an increase in intangible assets of $1.1 million, $1.7 million and $3.4 million for the first, second and third quarters, respectively; an increase in current portion of long-term debt of $1.3 million for the third quarter; and an increase in long-term debt of $3.9 million, $4.6 million and $11.4 million for the first, second and third quarters, respectively. The measurement period adjustments represent updates made to the purchase price allocation based on revisions to valuation estimates in quarters subsequent to the quarter of acquisition and initial accounting. There were no significant adjustments to the Company’s Consolidated Statement of Income.

The purchase price allocation remains preliminary due to the finalization of the valuation of real estate, real property leases and intangible assets. The Company believes that this will be finalized in the first quarter of fiscal 2011 and that any adjustments to the purchase price allocation will not be material.

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

NOTE 3 —	OTHER CURRENT ASSETS

The composition of other current assets is as follows:

	Year Ended
	Fiscal March
	2010	2009
	(Dollars in thousands)

Vendor rebates receivable	$5,723	$5,912
Barter credit receivable	2,450	2,850
Prepaid real estate taxes	1,927	1,824
Other receivables	1,533	1,769
Prepaid advertising	1,530	1,203
Prepaid insurance	1,319	1,269
Notes receivable	1,085	561
Receivable for inventory returns	741	733
Insurance receivable	83	1,014
Prepaid inventory	40	1,746
Other	942	774

	$17,373	$19,655

NOTE 4 —	PROPERTY, PLANT AND EQUIPMENT

The major classifications of property, plant and equipment are as follows:

	March 27, 2010			March 28, 2009
		Assets			Assets
		Under			Under
	Assets	Capital		Assets	Capital
	Owned	Lease	Total	Owned	Lease	Total
	(Dollars in thousands)

Land	$53,642		$53,642	$45,833		$45,833
Buildings and Improvements	146,153	$38,059	184,212	137,063	$31,222	168,285
Equipment, signage and fixtures	133,197		133,197	122,507		122,507
Vehicles	13,976	67	14,043	13,017	67	13,084
Construction-in-progress	1,144		1,144	3,404		3,404

	348,112	38,126	386,238	321,824	31,289	353,113
Less − Accumulated depreciation and amortization	173,789	9,703	183,492	159,602	8,450	168,052

	$174,323	$28,423	$202,746	$162,222	$22,839	$185,061

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capitalized interest costs aggregated $18,000 and $68,000 in fiscal 2010 and 2009, respectively.

Amortization expense recorded under capital leases totaled $2,912,000, $2,162,000 and $2,128,000 for the fiscal years ended March 2010, 2009 and 2008, respectively.

NOTE 5 —	GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill during fiscal 2010 and 2009 were as follows:

(Dollars in thousands)

Balance at March 29, 2008	$71,472
Other adjustments	344

Balance at March 28, 2009	71,816
Acquisitions	18,556

Balance at March 27, 2010	$90,372

In fiscal 2009, the other adjustments relates to purchase accounting adjustments for the Valley Forge, Craven and Broad Elm Acquisitions.

The Company performed its required annual impairment test of goodwill during the third quarter of fiscal 2010. No impairment loss resulted from that annual impairment test.

The composition of other intangible assets and other non-current assets is as follows:

	Year Ended Fiscal March
	2010		2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(Dollars in thousands)

Customer list	$6,981	$2,276	$6,011	$1,659
Trade name	6,932	2,556	2,322	2,322
Favorable leases	4,953	254
Other intangible assets	171	63	84	36

Total intangible assets	$19,037	$5,149	$8,417	$4,017

Barter receivable	$7,997		$9,363
Prepaid pension asset	1,888		907
Other non-current assets	3,160		1,731

Total non-current assets	$13,045		$12,001

The Company’s intangible assets are being amortized over their estimated useful lives. The weighted average useful lives of the Company’s intangible assets are 12.5 years for customer lists, 12.0 years for trade names, 18.1 years for favorable leases and 6.9 years for other intangible assets.

Also included in other non-current liabilities as of March 27, 2010 are unfavorable lease intangibles with a net carrying amount of $1.0 million. There were no unfavorable lease intangibles at March 28, 2009.

Amortization of intangible assets during fiscal 2010, 2009 and 2008 totaled $.9 million, $.5 million and $.6 million, respectively.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated future amortization of intangible assets is as follows:

Year Ending Fiscal March	(Dollars in thousands)

2011	$1,144
2012	961
2013	929
2014	923
2015	786

NOTE 6 —	LONG-TERM DEBT

Long-term debt consists of the following:

	March 27,	March 28,
	2010	2009
	(Dollars in thousands)

Revolving Credit Facility, LIBOR-based(a)	$52,000	$65,050
Mortgage Note Payable, non-interest bearing, secured by warehouse and office land, due in one installment in 2015	660	660
Obligations under capital leases at various interest rates, secured by store properties and certain equipment, due in installments through 2039	46,700	33,084

	99,360	98,794
Less − Current portion	2,933	1,696

	$96,427	$97,098

(a)	The London Interbank Offered Rate (LIBOR) at March 27, 2010 was .25%.

In July 2005, the Company entered into a five-year, $125 million Revolving Credit Facility agreement with five banks. A sixth bank was added in June 2008. Interest only is payable monthly throughout the Credit Facility’s term. The facility included a provision allowing the Company to expand the amount of the overall facility to $160 million. Amendments in January 2007 and June 2008 were made to these amounts which increased the overall facility to $200 million. Currently, the committed sum is $163.3 million and the accordion feature is $36.7 million. There was $52 million outstanding at March 27, 2010. The facility expires in January 2012.

The interest rate on the facility fluctuated between 75 and 100 basis points over LIBOR during fiscal year 2010. Additionally, the Company has three $10 million interest rate swap agreements at interest rates ranging from 3.27% to 3.29%, replacing the LIBOR rate on that portion of the debt.

The terms of the Credit Facility permit the payment of cash dividends not to exceed 25% of the preceding year’s net income, and allow stock buybacks subject to the Company being able to meet its existing financial covenants. The Agreement requires the maintenance of specified interest and rent coverage ratios and amounts of net worth. The Company is in compliance with these requirements at March 27, 2010. These agreements permit mortgages and specific lease financing arrangements with other parties with certain limitations.

The Credit Facility is not secured by the Company’s real property, although the Company has agreed not to encumber its real property, with certain permissible exceptions.

Within the aforementioned $163.3 million Revolving Credit Facility, the Company has available a sub-facility of $20 million for the purpose of issuing standby letters of credit. The line requires fees aggregating .88% annually of the face amount of each standby letter of credit, payable quarterly in arrears. There were $15.3 million in outstanding letters of credit under this line at March 27, 2010.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, the Company has financed certain store properties and vehicles with capital leases, which amount to $46.7 million and are due in installments through 2039.

During fiscal 1995, the Company purchased 12.7 acres of land for $.7 million from the City of Rochester, New York, on which its office/warehouse facility is located. The City has provided financing for 100% of the cost of the land via a 20-year non-interest bearing mortgage, all due and payable in 2015.

Aggregate debt maturities over the next five years are as follows:

	Capital Leases
	Aggregate	Imputed	All Other
Year Ending Fiscal March	Amount	Interest	Debt	Total
	(Dollars in thousands)

2011	$7,069	$(4,136)		$2,933
2012	6,933	(3,899)	$52,000	55,034
2013	6,987	(3,643)		3,344
2014	6,987	(3,347)		3,640
2015	6,460	(3,022)	660	4,098

NOTE 7 —	FAIR VALUE OF FINANCIAL INSTRUMENTS

The guidance on fair value measurements, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. The guidance clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following table represents the financial assets and liabilities on the

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated balance sheet as of March 27, 2010 that are subject to fair value accounting and the valuation approach applied to each of these items.

Significant
Other
Observable
Inputs
(Level 2)
Amount
(Dollars in thousands)

Liabilities
Derivatives	$307

Financial instruments consist of the following:

	March 27, 2010			March 28, 2009
	Notional	Carrying	Fair	Notional	Carrying	Fair
	Amount	Amount	Value	Amount	Amount	Value
(Dollars in thousands)

Liabilities
Long-term debt, including current portion and excluding capital leases		$52,660	$52,578		$65,710	$65,554

The fair value of cash and cash equivalents, accounts receivable and accounts payable approximated book value at March 27, 2010 and March 28, 2009 because their maturity is generally less than one year in duration. The fair value of long-term debt was estimated based on discounted cash flow analyses using either quoted market prices for the same or similar issues, or the current interest rates offered to the Company for debt with similar maturities.

See Note 16 for additional disclosures regarding financial instruments.

NOTE 8 —	INCOME TAXES

The components of the provision for income taxes are as follows:

	Year Ended Fiscal March
	2010	2009	2008
	(Dollars in thousands)

Current –
Federal	$17,202	$10,404	$12,653
State	2,028	1,019	642

	19,230	11,423	13,295

Deferred –
Federal	1,206	2,840	(1,776)
State	(202)	(237)	(20)

	1,004	2,603	(1,796)

Total	$20,234	$14,026	$11,499

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax (liabilities) assets consist of the following:

	March 27,	March 28,	March 29,
	2010	2009	2008
	(Dollars in thousands)

Goodwill	$(5,319)	$(3,832)	$(2,384)
Property and equipment	(2,636)	(690)	(168)
Prepaid expenses	(852)	(896)	(839)
Pension	(685)	(305)	(1,231)
Other	(194)	(168)	(136)

Total deferred tax liabilities	(9,686)	(5,891)	(4,758)

Insurance reserves	5,692	2,466	2,885
Deferred rent	2,286	2,319	2,363
Stock options	2,176	1,508	1,742
Warranty and other reserves	1,993	1,198	1,590
Accrued compensation	1,426	1,457	1,025
Indirect effect of unrecognized tax benefits in other jurisdictions	787	778	729
Inventory capitalization	460	369	367
Other	2,106	1,631	1,073

Total deferred tax assets	16,926	11,726	11,774

Net deferred tax assets	$7,240	$5,835	$7,016

The Company has $1.9 million of state net operating loss carryforwards available as of March 27, 2010. The carryforwards expire in varying amounts through 2030. Based on all available evidence, the Company has determined that sufficient taxable income of the appropriate character within the carryforward period will exist for the realization of the tax benefits on existing state net operating loss carryforwards.

The Company believes it is more likely than not that all other future tax benefits will be realized as a result of current and future income.

A reconciliation between the U.S. Federal statutory tax rate and the effective tax rate reflected in the accompanying financial statements is as follows:

	Year Ended Fiscal March
	2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Federal income tax based on statutory tax rate applied to income before taxes	$18,699	35.0	$13,340	35.0	$11,697	35.0
State income tax, net of federal income tax benefit	1,155	2.2	425	1.1	416	1.2
Other	380	.7	261	.7	(614)	(1.8)

	$20,234	37.9	$14,026	36.8	$11,499	34.4

At the beginning of fiscal 2008, the Company adopted the accounting guidance for uncertain tax positions, which requires that a tax benefit from an uncertain tax position not be recognized in the financial statements unless it is more likely than not that the position will be sustained upon examination. The cumulative effect of adopting this guidance of $1.6 million was recorded as a reduction to retained earnings.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a rollforward of the Company’s liability for income taxes associated with unrecognized tax benefits:

(Dollars in thousands)

Balance at April 1, 2007	$2,796
Tax positions related to current year:
Additions	1,109
Reductions
Tax positions related to prior years:
Additions	280
Reductions
Settlements
Lapses in statutes of limitations	(315)

Balance at March 29, 2008	3,870
Tax positions related to current year:
Additions	1,175
Reductions
Tax positions related to prior years:
Additions	39
Reductions	(400)
Settlements
Lapses in statutes of limitations	(191)

Balance at March 28, 2009	4,493
Tax positions related to current year:
Additions	1,415
Reductions
Tax positions related to prior years:
Additions
Reductions	(16)
Settlements
Lapses in statutes of limitations	(306)

Balance at March 27, 2010	$5,586

The total amount of unrecognized tax benefits was $5.6 million at March 27, 2010, the majority of which, if recognized, would affect the effective tax rate.

In the normal course of business, the Company provides for uncertain tax positions and the related interest and penalties, and adjusts its unrecognized tax benefits and accrued interest and penalties accordingly. During the years ended March 27, 2010, March 28, 2009 and March 29, 2008, the Company recognized interest and penalties of approximately $.1 million for each year in income tax expense. Additionally, the Company had approximately $.6 million and $.5 million of interest and penalties associated with uncertain tax benefits accrued as of March 27, 2010 and March 28, 2009, respectively.

The Company is currently under audit by the Internal Revenue Service for the fiscal 2008 tax year, and also currently under audit by certain state tax jurisdictions for the fiscal 2001 to 2007 tax years. It is reasonably possible that the examination phase of the audits for these years may conclude in the next 12 months, and that the related

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unrecognized tax benefits for tax positions taken regarding previously filed tax returns may change from those recorded as liabilities for uncertain tax positions in the Company’s financial statements as of March 27, 2010. However, based on the status of the examinations, it is not possible to estimate the effect of any amount of such change to previously recorded uncertain tax positions.

The Company files U.S. Federal income tax returns and income tax returns in various state jurisdictions. The Company’s fiscal 2007 through fiscal 2009 U.S. Federal tax years and various state tax years remain subject to income tax examinations by tax authorities.

NOTE 9 —	CONVERTIBLE PREFERRED STOCK AND COMMON STOCK

A summary of the changes in the number of shares of common stock, Class C preferred stock and treasury stock is as follows:

		Class C
	Common	Convertible
	Stock	Preferred	Treasury
	Shares	Stock Shares	Stock
	Issued	Issued	Shares

Balance at March 31, 2007	14,342,051	65,000	334,128
Shares issued in connection with three-for-two stock split	7,219,595		280,445
Stock options exercised	122,213
Purchase of treasury shares			2,707,819

Balance at March 29, 2008	21,683,859	65,000	3,322,392
Conversion of preferred shares	506,755	(32,500)
Stock options exercised	808,699		258,437

Balance at March 28, 2009	22,999,313	32,500	3,580,829
Stock options exercised	647,147		101,600

Balance at March 27, 2010	23,646,460	32,500	3,682,429

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

Holders of at least 60% of the Class C preferred stock must approve any action authorized by the holders of common stock. In addition, there are certain restrictions on the transferability of shares of Class C preferred stock. In the event of a liquidation, dissolution or winding-up of the Company, the holders of the Class C preferred stock would be entitled to receive $1.50 per share out of the assets of the Company before any amount would be paid to holders of common stock. The conversion value of the Class C convertible preferred stock is $.096 per share at March 27, 2010 and March 28, 2009.

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

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Generally, employee options vest within the first five years of their term, and have a duration of six to ten years. Outstanding options are exercisable for various periods through October 2019.

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

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of changes in outstanding stock options is as follows:

	Weighted Average			Available
	Exercise Price	Outstanding	Exercisable	For Grant

At March 31, 2007	$10.37	2,236,266	2,063,466	543,035
Authorized				582,000
Granted	$21.97	716,958	141,630	(716,958)
Became exercisable			41,709
Exercised	$9.03	(170,834)	(170,834)
Canceled	$19.62	(35,611)	(17,689)	18,873

At March 29, 2008	$13.36	2,746,779	2,058,282	426,950
Granted	$18.66	141,430	47,880	(141,430)
Became exercisable			205,841
Exercised	$4.52	(808,698)	(808,698)
Canceled	$21.75	(22,451)	(7,337)	4,275

At March 28, 2009	$17.11	2,057,060	1,495,968	289,795
Granted	$26.84	170,280	47,880	(170,280)
Became exercisable			223,368
Exercised	$13.87	(647,147)	(647,147)
Canceled	$22.49	(18,561)	(5,436)	7,438

At March 27, 2010	$19.44	1,561,632	1,114,633	126,953

The weighted average contractual term of all options outstanding at March 27, 2010 and March 28, 2009 was 4.3 years and 4.0 years, respectively. The aggregate intrinsic value of all options outstanding at March 27, 2010 and March 28, 2009 was $25.8 million and $18.3 million, respectively.

The weighted average contractual term of all options exercisable at March 27, 2010 and March 28, 2009 was 3.5 years and 3.3 years, respectively. The aggregate intrinsic value of all options exercisable at March 27, 2010 and March 28, 2009 was $19.9 million and $15.7 million, respectively.

A summary of the status of and changes in nonvested stock options granted as of and during fiscal years 2010 and 2009 is presented below:

		Weighted Average
		Grant-Date Fair Value
	Shares	(per Share)

Nonvested at March 31, 2007	172,800	$7.87
Granted	716,958	$6.36
Vested	(183,339)	$7.09
Canceled	(17,922)	$7.54

Nonvested at March 29, 2008	688,497	$6.54
Granted	141,430	$5.29
Vested	(253,721)	$6.33
Canceled	(15,114)	$6.80

Nonvested at March 28, 2009	561,092	$6.32
Granted	170,280	$8.07
Vested	(271,248)	$6.55
Canceled	(13,125)	$7.17

Nonvested at March 27, 2010	446,999	$6.74

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about fixed stock options outstanding at March 27, 2010:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Shares	Remaining	Exercise	Shares	Exercise
Exercise Prices	Under Option	Life	Price	Under Option	Price

$ 3.55 - $10.00	262,468	2.13	$7.63	262,468	$7.63
$10.01 - $18.50	344,189	4.56	$17.17	209,138	$16.75
$18.51 - $23.00	521,256	2.72	$22.24	416,444	$22.10
$23.01 - $25.31	433,719	7.16	$25.03	226,583	$24.44

During the fiscal years ended March 27, 2010, March 28, 2009 and March 29, 2008, the fair value of awards vested under the Company’s stock plans was $1.8 million, $1.6 million and $1.3 million, respectively.

The aggregate intrinsic value in the preceding tables is based on the Company’s closing stock price of $35.99, $26.01 and $16.36 as of the last trading day of the periods ended March 27, 2010, March 28, 2009 and March 29, 2008, respectively. The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the fiscal years ended March 27, 2010, March 28, 2009 and March 29, 2008 was $10.1 million, $12.5 million and $2.5 million, respectively. As of March 27, 2010, March 28, 2009 and March 29, 2008, there was $1.8 million, $2.7 million and $3.7 million, respectively, of unrecognized compensation expense related to non-vested fixed stock options that is expected to be recognized over a weighted average period of 1.9 years for both fiscal years.

Cash received from option exercises under all stock option plans was $6.6 million, $1.7 million and $1.5 million for the fiscal years ended March 27, 2010, March 28, 2009 and March 29, 2008, respectively. The actual tax benefit realized for the tax deductions from option exercises was $3.0 million, $2.3 million and $.6 million for the fiscal years ended March 27, 2010, March 28, 2009 and March 29, 2008, respectively.

The Company issues new shares of common stock upon exercise of stock options.

NOTE 10 —	EARNINGS PER COMMON SHARE

The following is a reconciliation of basic and diluted earnings per common share for the respective years:

	Year Ended Fiscal March
	2010	2009	2008
	(Amounts in thousands, except per share data)

Numerator for earnings per common share calculation:
Net Income	$33,191	$24,088	$21,921
Less: Preferred stock dividends	(172)	(213)	(230)

Income available to common stockholders	$33,019	$23,875	$21,691

Denominator for earnings per common share calculation:
Weighted average common shares, basic	19,672	18,837	20,024
Effect of dilutive securities:
Preferred stock	507	812	1,013
Stock options	473	450	834

Weighted average common shares, diluted	20,652	20,099	21,871

Basic earnings per common share:	$1.68	$1.27	$1.08

Diluted earnings per common share:	$1.61	$1.20	$1.00

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The computation of diluted earnings per common share for fiscal years 2010, 2009 and 2008 excludes the effect of assumed exercise of approximately 100,000, 921,000 and 873,000, respectively, of stock options, as the exercise price of these options was greater than the average market value of the Company’s Common Stock for those periods, resulting in an anti-dilutive effect on diluted earnings per share.

NOTE 11 —	OPERATING LEASES AND OTHER COMMITMENTS

The Company leases retail facilities under noncancellable lease agreements which expire at various dates through fiscal year 2032. In addition to stated minimum payments, certain real estate leases have provisions for contingent rentals when retail sales exceed specified levels. Generally, the leases provide for renewal for various periods at stipulated rates. Most of the facilities’ leases require payment of property taxes, insurance and maintenance costs in addition to rental payments, and several provide an option to purchase the property at the end of the lease term.

In recent years, the Company has entered into agreements for the sale/leaseback of certain stores. Realized gains are deferred and are credited to income as rent expense adjustments over the lease terms. The Company has lease renewal options under the real estate agreements at projected future fair market values.

Future minimum payments required under noncancellable leases (including closed stores) are as follows:

		Less –
		Sublease
Year Ending Fiscal March	Leases	Income	Net
	(Dollars in thousands)

2011	$25,511	$(494)	$25,017
2012	22,946	(397)	22,549
2013	18,834	(227)	18,607
2014	14,173	(93)	14,080
2015	10,139	(80)	10,059
Thereafter	19,529	(236)	19,293

Total	$111,132	$(1,527)	$109,605

Rent expense under operating leases, net of sublease income, totaled $25,586,000, $24,030,000 and $22,842,000 in fiscal 2010, 2009 and 2008, respectively, including contingent rentals of $117,000, $103,000 and $323,000 in each respective fiscal year. Sublease income totaled $442,000, $446,000 and $460,000, respectively, in fiscal 2010, 2009 and 2008.

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

The Company sponsors a noncontributory defined benefit pension plan for Monro employees and the former Kimmel Automotive, Inc. employees. In fiscal 2005, the previously separate Monro and Kimmel pension plans were merged. The plan provides benefits to certain full-time employees who were employed with Monro and with Kimmel prior to April 2, 1998 and May 15, 2001, respectively. Effective as of those dates, each company’s Board of Directors approved plan amendments whereby the benefits of each of the defined benefit plans would be frozen and

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the plans would be closed to new participants. Prior to these amendments, coverage under the plans began after employees completed one year of service and attainment of age 21. Benefits under both plans, and now the merged plans, are based primarily on years of service and employees’ pay near retirement. The funding policy for the Company’s merged plan is consistent with the funding requirements of Federal law and regulations. The measurement date used to determine the pension plan measurements disclosed herein is March 31 for both 2010 and 2009.

The overfunded status of the Company’s defined benefit plan is recognized as an asset in the Consolidated Balance Sheet as of March 27, 2010 and March 28, 2009.

The funded status of each plan is set forth below:

	Year Ended
	Fiscal March
	2010	2009
	(Dollars in thousands)

Change in Plan Assets:
Fair value of plan assets at beginning of year	$11,631	$14,742
Actual return on plan assets	4,262	(2,544)
Employer contribution	0	0
Benefits paid	(532)	(567)

Fair value of plan assets at end of year	15,361	11,631

Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	10,724	11,399
Interest cost	769	751
Actuarial gain	2,512	(859)
Benefits paid	(532)	(567)

Benefit obligation at end of year	13,473	10,724

Funded status of plan	$1,888	$907

The projected and accumulated benefit obligations were equivalent at March 28, 2009 and March 27, 2010.

Amounts recognized in accumulated other comprehensive loss consist of:

	Year Ended
	Fiscal March
	2010	2009
	(Dollars in thousands)

Unamortized transition obligation	$0	$0
Unamortized prior service cost	0	0
Unamortized net loss	3,301	4,612

Total	$3,301	$4,612

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in plan assets and benefit obligations recognized in other comprehensive income (loss) consist of:

	Year Ended
	Fiscal March
	2010	2009
	(Dollars in thousands)

Net transition obligation	$0	$0
Prior service cost	0	0
Net actuarial gain (loss)	1,311	(2,642)

Total	$1,311	$(2,642)

Pension expense (income) included the following components:

	Year Ended Fiscal March
	2010	2009	2008
	(Dollars in thousands)

Interest cost on projected benefit obligation	$769	$751	$728
Expected return on plan assets	(824)	(1,013)	(1,178)
Amortization of unrecognized actuarial loss	384	56	93

Net pension expense (income)	$329	$(206)	$(357)

The weighted-average assumptions used to determine benefit obligations are as follows:

	Year Ended
	Fiscal March
	2010	2009

Discount rate	6.14%	7.36%

The weighted-average assumptions used to determine net periodic pension costs are as follows:

	Year Ended
	Fiscal March
	2010	2009	2008

Discount rate	7.36%	6.75%	6.00%
Expected long-term return on assets	7.25%	7.00%	8.00%

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

The Company’s asset allocations, by asset category, are as follows at the end of each year:

	March 27,	March 28,
	2010	2009

Cash and cash equivalents	4.2%	2.9%
Fixed income	43.2%	41.6%
Equity securities	52.6%	55.5%

Total	100.0%	100.0%

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following table provides fair value measurement information for the Company’s major categories of defined benefit plan assets at March 27, 2010:

	Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)

Equity securities:
U.S. companies	$6,001	$6,001
International companies	2,067	2,067
Fixed income:
U.S. treasuries/agencies	953		$953
U.S. corporate bonds	5,690		5,690
Cash equivalents	650		650

Total	$15,361	$8,068	$7,293

There are no required or expected contributions in fiscal 2011 to the plan.

The following pension benefit payments are expected to be paid:

Year Ended
Fiscal March
(Dollars in thousands)

2011	$537
2012	555
2013	570
2014	567
2015	596
2016-2020	3,668

Total	$6,493

The Company has a 401(K)/Profit Sharing Plan that covers full-time employees who meet the age and service requirements of the plan. The 401(K) salary deferral option was added to the plan during fiscal 2000. The first employee deferral occurred in March 2000. The Company makes matching contributions consistent with the provisions of the plan. Charges to expense for the Company’s matching contributions for fiscal 2010, 2009 and 2008 amounted to approximately $597,000, $642,000 and $675,000, respectively. The Company may also make annual profit sharing contributions to the plan at the discretion of the Company’s Compensation Committee.

The Company has a deferred compensation plan (the “Deferred Compensation Plan”) to provide an opportunity for additional tax-deferred savings to a select group of management or highly compensated employees. The Deferred Compensation Plan permits participants to defer all or any portion of the compensation that would otherwise be payable to them for the calendar year. In addition, the Company will credit to the participants’ accounts such amounts as would have been contributed to the Company’s 401(K)/Profit Sharing Plan but for the limitations that are imposed under the Internal Revenue Code based upon the participants’ status as highly compensated employees. The Company may also make such additional discretionary allocations as are determined by the Compensation Committee. The Plan is an unfunded arrangement and the participants or their beneficiaries

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have an unsecured claim against the general assets of the Company to the extent of their Plan benefits. The Company maintains accounts to reflect the amounts owed to each participant. At least annually, the accounts are credited with earnings or losses calculated on the basis of an interest rate or other formula as determined by the Company’s Compensation Committee. The total liability recorded in the Company’s financial statements at March 27, 2010 and March 28, 2009 related to the Deferred Compensation Plan was $799,000 and $662,000, respectively.

The Company’s management bonus plan provides for the payment of annual cash bonus awards to participating employees, as selected by the Board of Directors, based primarily on the Company’s attaining pre-tax income targets established by the Board of Directors. Charges to expense applicable to the management bonus plan totaled $2,660,000, $2,034,000 and $225,000 for the fiscal years ended March 2010, 2009 and 2008, respectively.

NOTE 13 —	RELATED PARTY TRANSACTIONS

The Company is currently a party to leases for certain facilities where the lessor is an officer of the Company, or family members of such officer. Six leases were assumed in March 2004 in connection with the Mr. Tire Acquisition. These payments under such operating and capital leases amounted to $624,000, $605,000 and $591,000 for the fiscal years ended March 2010, 2009 and 2008, respectively. No amounts were payable at March 27, 2010 or March 28, 2009. No related party leases, other than the six assumed as part of the Mr. Tire Acquisition in March 2004, have been entered into, and no new leases are contemplated.

The Company has a management agreement with an investment banking firm associated with a principal shareholder/director of the Company to provide financial advice. The agreement provides for an annual fee of $300,000, plus reimbursement of out-of-pocket expenses. During each of the fiscal years 2010, 2009 and 2008, the Company incurred fees of $300,000, under this agreement. In addition, this investment banking firm, from time to time, provides additional investment banking services to the Company for customary fees. Approximately half of all payments made to the investment banking firm under the management agreement are paid to another principal shareholder/director of the Company.

NOTE 14 —	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following transactions represent non-cash investing and financing activities during the periods indicated:

Year ended March 27, 2010

In connection with the FY10 acquisitions (Note 2), liabilities were assumed as follows:

Fair value of assets acquired	$45,352,000
Goodwill	18,556,000
Cash paid, net of cash acquired	(46,103,000)

Liabilities assumed	$17,805,000

In connection with recording the value of the Company’s interest rate swap contracts, other comprehensive income and other current liabilities increased by $435,000 and $307,000, respectively, and other long-term liabilities and long-term deferred tax assets decreased by $1,008,000 and $266,000, respectively.

In connection with the recording of capital leases, the Company increased both fixed assets and long-term debt by $3,500,000.

In connection with the recording of the pension liability adjustment, the Company increased other non-current assets by $1,311,000 and decreased other comprehensive income and long-term deferred taxes by $813,000 and $498,000, respectively.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the accounting for income tax benefits related to the exercise of stock options, the Company decreased current liabilities and increased paid-in capital by $2,990,000.

In connection with the termination of capital leases, the Company reduced debt and fixed assets by $72,000 and $13,000, respectively, and increased other long-term liabilities by $59,000.

In connection with the exercise of stock options and the satisfaction of tax withholding obligations by the Company’s Chief Executive Officer and other members of the Company’s Board of Directors, the Company increased current liabilities, common stock, paid-in capital and treasury stock by $792,000, $1,000, $2,343,000 and $3,136,000, respectively.

In connection with the declaration of cash dividends, the Company increased other current liabilities and decreased retained earnings by $1,434,000.

Year ended March 28, 2009

During the year ended March 28, 2009, the Company recorded purchase accounting adjustments for the Valley Forge, Craven and Broad Elm Acquisitions that increased goodwill by $386,000 and current liabilities by $23,000 and decreased fixed assets by $60,000 and intangible assets by $303,000. Adjustments were related to the finalization of fixed asset appraisals and customer list valuations, and were recorded within one year of the acquisition.

In connection with recording the value of the Company’s interest rate swap contracts, other comprehensive income decreased by $625,000 and other long-term liabilities and long-term deferred tax assets increased by $1,008,000 and $383,000, respectively.

In connection with the recording of capital leases, the Company increased both fixed assets and long-term debt by $550,000.

In connection with the termination of capital leases, the Company decreased debt and fixed assets by $378,000, and $171,000, respectively, and increased other long-term liabilities by $207,000.

In connection with the recording of the pension liability adjustment, the Company increased other comprehensive income and long term deferred taxes by $1,678,000 and $1,004,000, respectively, and decreased other non-current assets by $2,682,000.

In connection with the accounting for income tax benefits related to the exercise of stock options, the Company decreased current liabilities and long-term deferred tax assets by $2,280,000 and $14,000, respectively, and increased paid-in capital by $2,266,000.

In connection with the exercise of stock options by the Company’s Chief Executive Officer (see Note 1), the Company increased current liabilities, common stock, paid-in capital and treasury stock by $3,364,000, $5,000, $1,925,000 and $5,294,000, respectively.

In connection with the conversion of preferred stock to common stock (see Note 17), the Company increased common stock and paid-in capital by $5,000 and $43,000, respectively, and decreased preferred stock by $48,000.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year ended March 29, 2008

In connection with the Craven, Valley Forge and Broad Elm Acquisitions (see Note 2), liabilities were assumed as follows:

Fair value of assets acquired	$4,661,000
Goodwill	18,124,000
Cash paid, net of cash acquired	(20,243,000)

Liabilities assumed	$2,542,000

During the year ended March 29, 2008, the Company recorded purchase accounting adjustments for the ProCare Acquisition that increased goodwill, debt and long-term deferred taxes by $823,000, $142,000 and $549,000, respectively, and decreased fixed assets, current liabilities and long-term liabilities by $1,592,000, $31,000 and $331,000, respectively. (All material adjustments occurred in the first quarter of fiscal 2008, including the finalization of fixed asset appraisals, and within one year of the acquisition.)

In connection with the recording of capital leases, the Company increased both fixed assets and long-term debt by $1,485,000.

In connection with the termination of capital leases, the Company decreased debt and fixed assets by $785,000.

In connection with the recording of the pension liability adjustment, the Company increased other non-current assets and other comprehensive income by $493,000 and $296,000, respectively, and decreased long-term deferred tax assets by $197,000.

In connection with the accounting for income tax benefits related to the exercise of stock options, the Company decreased current liabilities and increased paid-in capital by $587,000.

Interest and Income Taxes Paid

	Year Ended Fiscal March
	2010	2009	2008
	(Dollars in thousands)

Cash paid during the year:
Interest, net	$5,880	$5,702	$5,406
Income taxes, net	$9,584	$11,355	$12,394

NOTE 15 —	LITIGATION

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

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16 —	DERIVATIVE FINANCIAL INSTRUMENTS

Current accounting guidance requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction, and if it is, depending on the type of hedge transaction.

The notional amount of derivative financial instruments, which consisted solely of three interest rate swaps used to minimize the risk and/or costs associated with changes in interest rates, was $30 million at March 27, 2010. These swaps mature in July 2010. Fixed rates under these agreements range from 3.27% to 3.29%.

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

The Company reflects the current fair value of all interest rate hedge instruments in its consolidated balance sheets as a component of current liabilities. All of the Company’s interest rate hedge instruments are designated as cash flow hedges.

The related gains and losses related to the fair value of interest rate hedges are deferred in stockholders’ equity as a component of other comprehensive income or loss. The deferred loss at March 27, 2010 was $190,000. These deferred gains and losses are recognized in income as a decrease or increase to interest expense in the period in which the related cash flows being hedged are recognized in expense. However, to the extent that the change in value of an interest rate hedge instrument does not perfectly offset the change in the value of the cash flows being hedged, that ineffective portion is immediately recognized in the income statement. The Company’s hedge instruments have been determined to be highly effective as of March 27, 2010.

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

The following table presents the Company’s derivative financial instruments measured at fair value at March 27, 2010:

	Notional
	Amount of
	Underlying	Fixed Rate	Year of
Interest Rate Swaps	Debt	Received	Transaction	Maturity	Fair Value
	(Dollars in thousands)

Swaps associated with:
1 month U.S. LIBOR	$10,000	3.29%	2008	2010	$(103)
1 month U.S. LIBOR	10,000	3.27%	2008	2010	(102)
1 month U.S. LIBOR	10,000	3.27%	2008	2010	(102)

	$30,000				$(307)

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The location and amounts of derivative fair values in the balance sheet as of March 27, 2010 were as follows:

	Balance Sheet Location	Fair Value
	(Dollars in thousands)

Interest rate contracts designated as hedging instruments under accounting guidance on derivative instruments and hedging activities	Current liabilities	$307

The effect of derivative instruments in cash flow hedge relationships on the financial statements for the year ended March 27, 2010 and March 28, 2009 were as follows:

	Amount of Gain or (Loss)		Location of Gain or		Amount of Gain or (Loss)
	Recognized in Other		(Loss) Reclassified from		Reclassified From Other
Derivatives in	Comprehensive Income on		Accumulated Other		Comprehensive Income into
Subtopic 815-20 Cash	Derivatives		Comprehensive Income		Income
Flow Hedging	(Effective Portion)		into Income		(Effective Portion)
Relationships	2010	2009	(Effective Portion)		2010	2009
	(Dollars in thousands)				(Dollars in thousands)

Interest rate contracts	$435	$(625)	Interest income (expense	)	$(902)	$(313)

While it is not the Company’s intention to terminate its derivative financial instruments, fair values were estimated based on quotes from financial institutions, which represented the amounts that the Company would receive or pay if the instruments were terminated at the respective balance sheet date. These fair values indicated that the termination of interest rate swaps would result in a $307,000 loss as of March 27, 2010.

See Note 7 for additional disclosure regarding financial instruments.

NOTE 17 —	PREFERRED STOCK CONVERSION

In FY 2009, preferred stockholders converted 32,500 shares of Class C preferred stock to 506,755 shares of common stock.

NOTE 18 —	SUBSEQUENT EVENTS

In April 2010, the Company’s Board of Directors declared a regular quarterly cash dividend of $.09 per common share or common share equivalent to be paid to shareholders of record as of June 8, 2010. The dividend will be paid on June 18, 2010.

See Note 2 for a discussion of the Import Export Tire acquisition which was announced in March 2010.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth consolidated statement of income data by quarter for the fiscal years ended March 2010 and 2009. Earnings per share and weighted average share information has been adjusted for the Company’s three-for-two stock split. Individual line items summed by quarters may not agree to the annual amounts reported due to rounding.

	June	Sept.	Dec.	March
	2009	2009	2009	2010
	(Amounts in thousands, except per share data)

Sales	$128,045	$136,634	$152,729	$147,231
Cost of sales	71,636	77,781	94,171	89,877

Gross profit	56,409	58,853	58,558	57,354
Operating, selling, general and administrative expenses	39,158	41,148	43,531	46,059
Intangible amortization	133	198	374	189
Loss (gain) on disposal of assets	139	(20)	402	627

Total operating expenses	39,430	41,326	44,307	46,875

Operating income	16,979	17,527	14,251	10,479
Interest expense, net	1,897	1,442	998	1,753
Other income, net	(43)	(75)	(71)	(90)

Income before provision for income taxes	15,125	16,160	13,324	8,816
Provision for income taxes	5,714	6,158	5,417	2,946

Net income	$9,411	$10,002	$7,907	$5,870

Basic earnings per share	$.48	$.51	$.40	$.29

Diluted earnings per share(a)	$.46	$.49	$.38	$.28

Weighted average number of common shares used in computing earnings per share
Basic	19,440	19,568	19,766	19,906
Diluted	20,436	20,546	20,779	20,926

	Fiscal Quarter Ended
	June	Sept.	Dec.	March
	2008	2008	2008	2009
	(Amounts in thousands, except per share data)

Sales	$120,369	$119,912	$118,680	$117,144
Cost of sales	69,480	69,511	73,465	72,184

Gross profit	50,889	50,401	45,215	44,960
Operating, selling, general and administrative expenses	36,852	36,786	35,694	39,043
Intangible amortization	123	133	112	121
Gain on disposal of assets	(32)	(286)	(510)	(233)

Total operating expenses	36,943	36,633	35,296	38,931

Operating income	13,946	13,768	9,919	6,029
Interest expense, net	1,519	1,592	1,536	1,330
Other income, net	(72)	(188)	(99)	(70)

Income before provision for income taxes	12,499	12,364	8,482	4,769
Provision for income taxes	4,705	4,692	2,904	1,725

Net income	$7,794	$7,672	$5,578	$3,044

Basic earnings per share	$.42	$.41	$.29	$.16

Diluted earnings per share(a)	$.39	$.38	$.28	$.15

Weighted average number of common shares used in computing earnings per share
Basic	18,387	18,531	19,040	19,390
Diluted	20,105	20,230	20,095	20,199

(a)	Earnings per share for each period was computed by dividing net income by the weighted average number of shares of Common Stock and Common Stock Equivalents outstanding during the respective quarters.

Significant fourth quarter adjustments

There were no material, extraordinary, unusual or infrequently occurring items recognized in the fourth quarter of fiscal 2010 or fiscal 2009.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that the Company files or submits pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of March 27, 2010, the end of our fiscal year. Management has reviewed the results of its assessment with the Audit Committee of the Board of Directors. The effectiveness of the Company’s internal control over financial reporting as of March 27, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 27, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Information concerning the Company’s shares authorized for issuance under its equity compensation plans at March 27, 2010 and security ownership of certain beneficial owners and management is incorporated herein by reference to the sections captioned “Security Ownership of Principal Shareholders, Directors and Executive Officers” and “Equity Compensation Plan Information” in the Proxy Statement.

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
Robert G. Gross
Chief Executive Officer and Chairman of the Board

Date: June 10, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Catherine D’Amico Catherine D’Amico	Executive Vice President-Finance Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	June 10, 2010

/s/ Richard A. Berenson Richard A. Berenson	Director	June 10, 2010

/s/ Frederick M. Danziger Frederick M. Danziger	Director	June 10, 2010

/s/ Donald Glickman Donald Glickman	Director	June 10, 2010

/s/ Peter J. Solomon Peter J. Solomon	Director	June 10, 2010

/s/ Lionel B. Spiro Lionel B. Spiro	Director	June 10, 2010

/s/ Robert E. Mellor Robert E. Mellor	Director	June 10, 2010

/s/ Elizabeth A. Wolszon Elizabeth A. Wolszon	Director	June 10, 2010

INDEX TO EXHIBITS

The following is a list of all exhibits filed herewith or incorporated by reference herein:

Exhibit No.		Document

3	.01*	Restated Certificate of Incorporation of the Company, dated July 23, 1991, with Certificate of Amendment, dated November 1, 1991. (1992 Form 10-K, Exhibit No. 3.01)
3	.01a*	Certificate of Change of the Certificate of Incorporation of the Company, dated January 26, 1996. (August 2004 Form S-3, Exhibit 4.1(b))
3	.01b*	Certificate of Amendment to Restated Certificate of Incorporation, dated April 15, 2004. (August 2004 Form S-3, Exhibit No. 4.1(c))
3	.01c*	Certificate of Amendment to Restated Certificate of Incorporation, dated October 10, 2007. (2008 Form 10-K, Exhibit 3.01c)
3	.02*	Restated By-Laws of the Company, dated July 23, 1991. (Amendment No. 1, Exhibit No. 3.04)
10	.01*	2007 Stock Incentive Plan, effective as of June 29, 2007. (May 2008 Form S-8, Exhibit No. 4)**
10	.01a*	Amendment No. 1 to the 2007 Stock Incentive Plan, dated August 9, 2007. (May 2008 Form S-8, Exhibit No. 4.1)**
10	.01b*	Amendment No. 2 to the 2007 Stock Incentive Plan, dated September 27, 2007. (May 2008 Form S-8, Exhibit No. 4.2)**
10	.02*	1994 Non-Employee Directors’ Stock Option Plan. (March 2001 Form S-8, Exhibit No. 4.1)**
10	.02a*	Amendment, dated as of May 12, 1997, to the 1994 Non-Employee Directors’ Stock Option Plan. (March 2001 Form S-8, Exhibit No. 4.2)**
10	.02b*	Amendment, dated as of May 18, 1999, to the 1994 Non-Employee Directors’ Stock Option Plan. (March 2001 Form S-8, Exhibit No. 4.3)**
10	.02c*	Amendment, dated as of August 2, 1999, to the 1994 Non-Employee Directors’ Stock Option Plan. (2002 Form 10-K, Exhibit No. 10.02c)**
10	.02d*	Amendment, dated as of June 12, 2002, to the 1994 Non-Employee Directors’ Stock Option Plan. (2002 Form 10-K, Exhibit No. 10.02d)**
10	.03*	1989 Employees’ Incentive Stock Option Plan, as amended through December 23, 1992. (December 1992 Form S-8, Exhibit No. 4.3)**
10	.03a*	Amendment, dated as of January 25, 1994, to the 1989 Employees’ Incentive Stock Option Plan. (1994 Form 10-K, Exhibit No. 10.03a and March 2001 Form S-8, Exhibit No. 4.2)**
10	.03b*	Amendment, dated as of May 17, 1995, to the 1989 Employees’ Incentive Stock Option Plan. (1995 Form 10-K, Exhibit No. 10.03b and March 2001 Form S-8, Exhibit No. 4.3)**
10	.03c*	Amendment, dated as of May 12, 1997, to the 1989 Employees’ Incentive Stock Option Plan. (1997 Form 10-K, Exhibit No. 10.03c and March 2001 Form S-8, Exhibit No. 4.4)**
10	.03d*	Amendment, dated as of January 29, 1998, to the 1989 Employees’ Incentive Stock Option Plan. (1998 Form 10-K, Exhibit No. 10.03d)**
10	.03e*	Amendment, dated as of September 26, 2007, to the 1989 Employees’ Incentive Stock Option Plan. (2008 Form 10-K, Exhibit 10.03e)**
10	.04*	GUST Amendment and Restatement of the Monro Muffler Brake, Inc. Retirement Plan, dated April 1, 2002. (2007 Form 10-K, Exhibit No. 10.04)**
10	.04a*	Amendment No. 1 to GUST Restatement, dated as of July 31, 2002. (2007 Form 10-K, Exhibit No. 10.04a)**
10	.04b*	Amendment No. 2 to GUST Restatement, dated July 31, 2002. (2007 Form 10-K, Exhibit No. 10.04b)**
10	.04c*	Amendment No. 3 to GUST Restatement, dated March 29, 2005. (2007 Form 10-K, Exhibit No. 10.04c)**
10	.04d*	Amendment No. 4 to GUST Restatement, dated December 21, 2006. (2007 Form 10-K, Exhibit No. 10.04d)**
10	.05*	Profit Sharing Plan, amended and restated as of April 1, 1993. (1995 Form 10-K, Exhibit No. 10.05)**
10	.05a*	Amendment, dated as of March 1, 2000, to the Profit Sharing Plan. (June 2001 Form S-8, Exhibit No. 4)**

Exhibit No.		Document

10	.06*	Employment Agreement, dated October 1, 2007, between the Company and Robert G. Gross. (October 2007 Form 8-K, Exhibit No. 99.1)**
10	.07*	Employment Agreement, dated January 10, 2008 and effective January 1, 2008, between the Company and Joseph Tomarchio, Jr. (January 2008 Form 8-K, Exhibit No. 99.1)**
10	.08*	1998 Employee Stock Option Plan, effective November 18, 1998. (December 1998 Form 10-Q, Exhibit No. 10.3 and March 2001 Form S-8, Exhibit No. 4)**
10	.08a*	Amendment, dated May 20, 2003, to the 1998 Employee Stock Option Plan. (2004 Form 10-K, Exhibit No. 10.08a)**
10	.08b*	Amendment, dated June 8, 2005, to the 1998 Employee Stock Option Plan. (April 2006 Form S-8 for the 1998 Plan, Exhibit No. 4.2)**
10	.08c*	Amendment, dated September 26, 2007, to the 1998 Employee Stock Option Plan. (2008 Form 10-K, Exhibit 10.08c)**
10	.09*	Kimmel Automotive, Inc. Pension Plan, as amended and restated effective January 1, 1989, adopted December 29, 1994. (2003 Form 10-K, Exhibit No. 10.09)**
10	.09a*	First amendment, dated January 1, 1989, to the Kimmel Automotive, Inc. Pension Plan. (2003 Form 10-K, Exhibit No. 10.09a)**
10	.09b*	Second amendment, dated January 1, 1989, to the Kimmel Automotive, Inc. Pension Plan. (2003 Form 10-K, Exhibit No. 10.09b)**
10	.09c*	Third amendment, dated May 2001, to the Kimmel Automotive, Inc. Pension Plan. (2003 Form 10-K, Exhibit No. 10.09c)**
10	.10*	2003 Non-Employee Directors’ Stock Option Plan, effective August 5, 2003. (2004 Form 10-K, Exhibit No. 10.10)**
10	.10a*	Amendment, dated June 8, 2005, to the 2003 Non-Employee Directors’ Stock Option Plan. (April 2006 Form S-8 for the 2003 Plan, Exhibit No. 4.1)**
10	.11*	Credit Agreement, dated as of July 13, 2005, by and among the Company, Charter One Bank, N.A., as Administrative Agent, and certain lenders party thereto. (June 2005 Form 10-Q, Exhibit No. 10.1)
10	.11a*	Amendment No. 1 to Credit Agreement, dated January 12, 2007, by and among the Company, Charter One Bank, N.A., as Administrative Agent, and certain lenders party thereto. (December 2006 Form 10-Q, Exhibit No. 10.11a)
10	.11b*	Amendment No. 2 to Credit Agreement, dated June 6, 2008, by and among Monro Muffler Brake, Inc. and RBS Citizens, N.A. (successor by merger to Charter One Bank, N.A.), as Administrative Agent for lenders party thereto. (June 2008 Form 8-K, Exhibit No. 10.11b)
10	.12*	Security Agreement, dated as of July 13, 2005, by and among the Company, Monro Service Corporation, Monro Leasing, LLC and Charter One Bank, N.A., as Administrative Agent for the lenders party to the Credit Agreement. (June 2005 Form 10-Q, Exhibit No. 10.2)
10	.13*	Guaranty, dated as of July 13, 2005, of Monro Service Corporation. (June 2005 Form 10-Q, Exhibit No. 10.3)
10	.15*	Negative Pledge Agreement, dated as of July 13, 2005, by and among the Company, Monro Service Corporation, Monro Leasing, LLC and Charter One Bank, N.A., as Administrative Agent for the lenders party to the Credit Agreement. (June 2005 Form 10-Q, Exhibit No. 10.5)
10	.18*	Resale Restriction Agreement by and between the Company and each of its executive officers and certain senior-level managers, effective as of March 24, 2006. (March 2006 Form 8-K/A, Exhibit No. 10.1)
10	.62*	Mortgage Agreement, dated September 28, 1994, between the Company and the City of Rochester, New York. (1995 Form 10-K, Exhibit No. 10.60)
10	.63*	Lease Agreement, dated October 11, 1994, between the Company and the City of Rochester, New York. (1995 Form 10-K, Exhibit No. 10.61)
10	.66*	Amendment to Lease Agreement, dated September 19, 1995, between the Company and the County of Monroe Industrial Development Agency. (September 1995 Form 10-Q, Exhibit No. 10.00)
10	.67*	Employment Agreement, dated January 10, 2008 and effective as of January 1, 2008, between the Company and John W. Van Heel. (January 2008 Form 8-K, Exhibit No. 99.2)**

Exhibit No.		Document

10	.68*	Employment Agreement, dated January 11, 2008 and effective as of January 1, 2008, between the Company and Catherine D’Amico. (January 2008 Form 8-K, Exhibit No. 99.3)**
10	.69*	Supply Agreement, by and between the Company and The Valvoline Company, dated July 10, 2006 and effective as of April 1, 2006. (September 2006 Form 10-Q, Exhibit No. 10.1)
10	.70*	Agreement of Purchase and Sale, by and among the Company, as Buyer, and BSA II LLC, CJA I LLC, Lane Dworkin Properties, LLC, AA&L II LLC, Seven Cousins of Rochester, LLC, Forus Properties LLC, Stoneridge 7 Partnership, 35 Howard Road Joint Venture, August, August, Lane of Rochester, LLC, The Charles J. and Burton S. August Family Foundation, Barbara S. Lane and Wendy Dworkin as Trustees under the Will of Sheldon A. Lane f/b/o Barbara A. Lane, Charles J. August and Burton S. August, as Sellers, dated as of March 14, 2008, with respect to Store Nos. 3, 7, 9, 10, 12, 14, 15, 17, 23, 25, 28, 29, 30, 31, 33, 34, 35, 36, 43, 44, 48, 49, 51, 52, 53, 54, 55, 57, 58 and 60. (2009 Form 10-K, Exhibit No. 10.70)
10	.70a	Amendment to Purchase and Sale, by and among the Company, as Buyer, and BSA II LLC, CJA I LLC, Lane Dworkin Properties, LLC, AA&L II LLC, Seven Cousins of Rochester, LLC, Forus Properties LLC, Stoneridge 7 Partnership, 35 Howard Road Joint Venture, August, August, Lane of Rochester, LLC, The Charles J. and Burton S. August Family Foundation, Barbara S. Lane and Wendy Dworkin as Trustees under the Will of Sheldon A. Lane f/b/o Barbara A. Lane, Charles J. August and Burton S. August, as Sellers, dated as of March 14, 2008, with respect to Store Nos. 3, 7, 9, 10, 12, 14, 15, 17, 23, 25, 28, 29, 30, 31, 33, 34, 35, 36, 43, 44, 48, 49, 51, 52, 53, 54, 55, 57, 58 and 60.
10	.71*	Supply Agreement, dated April 11, 2007 and effective as of February 1, 2007, by and between Monro Service Corporation and AP Exhaust Products, Inc. (2007 Form 10-K, Exhibit No. 10.71)
10	.71a*	Amendment to Supply Agreement, dated as of February 20, 2009. (2009 Form 10-K, Exhibit No. 10.71a)
10	.76*	Tenneco Automotive Ride Control Products Supply Agreement between Tenneco Automotive Operating Company Inc. and Monro Service Corporation, effective July 1, 2001. (2002 Form 10-K, Exhibit No. 10.76)
10	.77*	Management Incentive Compensation Plan, effective as of June 1, 2002. (2002 Form 10-K, Exhibit No. 10.77)**
10	.79*	Agreement, dated January 1, 1998, between F&J Properties, Inc. and Mr. Tire, Inc., as predecessor-in-interest to the Company, effective January 1, 1998, with respect to Store No. 750. (2004 Form 10-K, Exhibit No. 10.79)
10	.79a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 750. (2004 Form 10-K, Exhibit No. 10.79a)
10	.79b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by F&J Properties, Inc., with respect to Store No. 750. (2004 Form 10-K, Exhibit No. 10.79b)
10	.79c*	Renewal letter, dated April 16, 2007, from the Company to F&J Properties, Inc. with respect to No. Store 750. (2007 Form 10-K, Exhibit No. 10.79c)
10	.80*	Agreement, dated January 1, 1997, between The Three Marquees and Mr. Tire, Inc., as predecessor-in-interest to the Company, with respect to Store No. 753. (2004 Form 10-K, Exhibit No. 10.80)
10	.80a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 753. (2004 Form 10-K, Exhibit No. 10.80a)
10	.80b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by The Three Marquees, with respect to Store No. 753. (2004 Form 10-K, Exhibit No. 10.80b)
10	.80c*	Renewal Letter, dated March 6, 2006, from the Company to The Three Marquees, with respect to Store No. 753. (2006 Form 10-K, Exhibit No. 10.80c)
10	.81*	Agreement, dated April 1, 1998, between 425 Manchester Road, LLC and Mr. Tire, Inc., as predecessor-in-interest to the Company, with respect to Store No. 754. (2004 Form 10-K, Exhibit No. 10.81)
10	.81a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 754. (2004 Form 10-K, Exhibit No. 10.81a)
10	.81b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by 425 Manchester Road, LLC, with respect to Store No. 754. (2004 Form 10-K, Exhibit No. 10.81b)

Exhibit No.		Document

10	.81c*	Renewal Letter, dated June 8, 2007, from the Company to 425 Manchester Road LLC, with respect to Store No. 754. (2008 Form 10-K, Exhibit No. 10.81c)
10	.82*	Agreement, dated January 1, 1997, between The Three Marquees and Mr. Tire, Inc., as predecessor-in-interest to the Company, with respect to Store No. 756. (2004 Form 10-K, Exhibit No. 10.82)
10	.82a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 756. (2004 Form 10-K, Exhibit No. 10.82a)
10	.82b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by The Three Marquees, with respect to Store No. 756. (2004 Form 10-K, Exhibit No. 10.82b)
10	.82c*	Renewal Letter, dated March 6, 2006, from the Company to The Three Marquees, with respect to Store No. 756. (2006 Form 10-K, Exhibit No. 10.82c)
10	.83*	Agreement, dated January 1, 1997, between The Three Marquees and Mr. Tire, Inc., as predecessor-in-interest to the Company, with respect to Store No. 758. (2004 Form 10-K, Exhibit No. 10.83)
10	.83a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 758. (2004 Form 10-K, Exhibit No. 10.83a)
10	.83b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by The Three Marquees, with respect to Store No. 758. (2004 Form 10-K, Exhibit No. 10.83b)
10	.83c*	Renewal Letter, dated March 6, 2006, from the Company to The Three Marquees, with respect to Store No. 758. (2006 Form 10-K, Exhibit No. 10.83c)
10	.84*	Agreement, dated September 2, 1999, between LPR Associates and Mr. Tire, Inc., as predecessor-in-interest to the Company, with respect to Store No. 765. (2004 Form 10-K, Exhibit No. 10.84)
10	.84a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 765. (2004 Form 10-K, Exhibit No. 10.84a)
10	.84b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by LPR Associates, with respect to Store No. 765. (2004 Form 10-K, Exhibit No. 10.84b)
10	.84c*	Renewal Letter, dated October 29, 2008, from the Company to LPR Associates with respect to Store No. 765. (2009 Form 10-K, Exhibit No. 10.84c)
10	.86*	Supply Agreement by and between the Company and Wagner Brake, a division of Federal-Mogul Corporation, dated as of November 2, 2004 and effective as of February 1, 2005. (December 2004 Form 10-Q, Exhibit No. 10.86)
21.01		Subsidiaries of the Company.
23.01		Consent of PricewaterhouseCoopers LLP.
24.01		Powers of Attorney.
31.1		Certification of Robert G. Gross, Chief Executive Officer.
31.2		Certification of Catherine D’Amico, Executive Vice President — Finance and Chief Financial Officer.
32.1		Certification Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) hereof.

•	An asterisk “*” following an exhibit number indicates that the exhibit is incorporated herein by reference to an exhibit to one of the following documents: (1) the Company’s Registration Statement on Form S-1 (Registration No. 33-41290), filed with the Securities and Exchange Commission on June 19, 1991 (“Form S-1”); (2) Amendment No. 1 thereto, filed July 22, 1991 (“Amendment No. 1”); (3) the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1992 (“1992 Form 10-K”); (4) the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on December 24, 1992 (“December 1992 Form S-8”); (5) the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1994 (“1994 Form 10-K”); (6) the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995 (“1995 Form 10-K”); (7) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995 (“September 1995 Form 10-Q”); (8) the

Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997 (“1997 Form 10-K”); (9) the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (“1998 Form 10-K”); (10) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1998 (“December 1998 Form 10-Q”); (11) the Company’s Registration Statements on Forms S-8, filed with the Securities and Exchange Commission on March 22, 2001 (each a “March 2001 Form S-8”); (12) the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on June 26, 2001 (“June 2001 Form S-8”); (13) the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2002 (“2002 Form 10-K”); (14) the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2003 (“2003 Form 10-K”); (15) the Company’s Annual Report on Form 10-K for the fiscal year ended March 27, 2004 (“2004 Form 10-K”); (16) the Company’s Registration Statement on Form S-3 (Registration No. 333-118176), filed with the Securities and Exchange Commission on August 12, 2004 (“August 2004 Form S-3”); (17) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 25, 2004 (“December 2004 Form 10-Q”); (18) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2005 (“June 2005 Form 10-Q”); (19) the Company’s Current Report on Form 8-K, filed March 31, 2006 (“March 2006 Form 8-K/A”); (20) the Company’s Registration Statement on Form S-8 (Registration No. 333-133044) filed with the Securities and Exchange Commission on April 6, 2006. (“April 2006 Form S-8 for 2003 Plan”); (21) the Company’s Registration Statement on Form S-8 (Registration No. 333-133045) filed with the Securities and Exchange Commission on April 6, 2006. (“April 2006 Form S-8 for 1998 Plan”); (22) the Company’s Annual Report on Form 10-K for the fiscal year ended March 25, 2006 (“2006 Form 10-K”); (23) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 23, 2006 (“September 2006 Form 10-Q”); (24) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 23, 2006 (“December 2006 Form 10-Q”); (25) the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 (“2007 Form 10-K”); (26) the Company’s Current Report on Form 8-K, filed October 4, 2007 (“October 2007 Form 8-K”); (27) the Company’s Current Report on Form 8-K, filed January 14, 2008 (“January 2008 Form 8-K”); (28) the Company’s Annual Report on Form 10-K for fiscal year ended March 29, 2008 (“2008 Form 10-K”); (29) the Company’s Registration Statement on Form S-8 (Registration No. 333-151196) filed with the Securities and Exchange Commission on May 27, 2008 (“May 2008 Form S-8”); (30) the Company’s Current Report on Form 8-K, filed on June 11, 2008 (“June 2008 Form 8-K”); and (31) the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2009 (“2009 Form 10-K”). The appropriate document and exhibit number are indicated in parentheses.