Form 10-Q
period 2010-06-26
MONRO MUFFLER BRAKE INC
filed 2010-08-02
CIK 876427

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2010.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of July 24, 2010, 20,064,933 shares of the Registrant’s Common Stock, par value $ .01 per share, were outstanding.

MONRO MUFFLER BRAKE, INC.

MONRO MUFFLER BRAKE, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED BALANCE SHEET

	(Unaudited) June 26, 2010	March 27, 2010
	(Dollars in thousands)
Assets
Current assets:
Cash and equivalents	$2,931	$11,180
Trade receivables	1,969	1,922
Inventories	88,535	85,817
Deferred income tax asset	8,171	7,800
Other current assets	19,762	17,373

Total current assets	121,368	124,092

Property, plant and equipment	387,977	386,238
Less – Accumulated depreciation and amortization	(187,131)	(183,492)

Net property, plant and equipment	200,846	202,746
Goodwill	97,014	90,372
Intangible assets	13,889	13,888
Other non-current assets	12,487	13,045

Total assets	$445,604	$444,143

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$2,972	$2,933
Trade payables	40,506	43,229
Federal and state income taxes payable	7,873	4,169
Accrued payroll, payroll taxes and other payroll benefits	14,634	16,730
Accrued insurance	15,473	15,595
Warranty reserves	5,747	5,510
Other current liabilities	9,096	11,211

Total current liabilities	96,301	99,377

Long-term debt	86,005	96,427
Accrued rent expense	6,588	6,473
Other long-term liabilities	4,623	4,551
Deferred income tax liability	666	560
Long-term income taxes payable	4,251	4,085

Total liabilities	198,434	211,473

Commitments
Shareholders’ equity:
Class C Convertible Preferred Stock, $1.50 par value, $.096 conversion value, 150,000 shares authorized; 32,500 shares issued and outstanding	49	49
Common Stock, $.01 par value, 45,000,000 shares authorized; 23,724,419 and 23,646,460 shares issued at June 26, 2010 and March 27, 2010, respectively	237	236
Treasury Stock, 3,682,429 shares at June 26, 2010 and March 27, 2010, respectively, at cost	(70,590)	(70,590)
Additional paid-in capital	91,371	88,377
Accumulated other comprehensive loss	(2,094)	(2,237)
Retained earnings	228,197	216,835

Total shareholders’ equity	247,170	232,670

Total liabilities and shareholders’ equity	$445,604	$444,143

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED STATEMENT OF INCOME

(UNAUDITED)

	Quarter Ended Fiscal June
	2010	2009
	(Dollars in thousands, except per share data)

Sales	$158,240	$128,045
Cost of sales, including distribution and occupancy costs	92,241	71,636

Gross profit	65,999	56,409

Operating, selling, general and administrative expenses	43,060	39,158
Intangible amortization	296	133
Loss on disposal of assets	19	139

Total operating expenses	43,375	39,430

Operating income	22,624	16,979
Interest expense, net of interest income for the quarter of $11 in 2010 and $13 in 2009	1,471	1,897
Other income, net	(67)	(43)

Income before provision for income taxes	21,220	15,125
Provision for income taxes	8,009	5,714

Net income	$13,211	$9,411

Earnings per share:
Basic	$.66	$.48

Diluted	$.63	$.46

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(Dollars in thousands)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss (3)	Retained Earnings	Total

Balance at March 27, 2010	$49	$236	$(70,590)	$88,377	$(2,237)	$216,835	$232,670

Net income						13,211	13,211

Other comprehensive income:
Unrealized gain on derivatives contracts ($232 pre-tax)					143		143

							13,354
Cash dividends: Preferred ($.09 per CSE) (1) (2)						(46)	(46)
Common ($.09 per share) (2)						(1,803)	(1,803)

Tax benefit from exercise of stock options				1,374			1,374

Exercise of stock options		1		988			989

Stock option compensation				632			632

Balance at June 26, 2010	$49	$237	$(70,590)	$91,371	$(2,094)	$228,197	$247,170

(1)	CSE – Common stock equivalent
(2)	Represents first quarter fiscal 2011 dividend payment of $.09 paid June 18, 2010.
(3)	The balance related to the derivative contracts was $(47) and $(190) at June 26, 2010 and March 27, 2010, respectively. The balance related to the pension liability was $(2,047) at both June 26, 2010 and March 27, 2010.

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Quarter Ended Fiscal June
	2010	2009
	(Dollars in thousands) Increase (Decrease) in Cash
Cash flows from operating activities:
Net income	$13,211	$9,411
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	5,550	5,253
Loss on disposal of property, plant and equipment	19	139
Stock-based compensation expense	632	470
Excess tax benefits from share-based payment arrangements	(1,339)	(177)
Net change in deferred income taxes	(355)	(496)
Increase in trade receivables	(47)	(47)
Increase in inventories	(2,520)	(1,555)
Increase in other current assets	(2,390)	(1,427)
Decrease in noncurrent assets	558	916
Decrease in intangible assets	96
Decrease in trade payables	(2,764)	(4,469)
(Decrease) increase in accrued expenses	(4,210)	1,961
Increase in federal and state income taxes payable	5,244	5,940
Increase in other long-term liabilities	206	31
Increase in long-term income taxes payable		28

Total adjustments	(1,320)	6,567

Net cash provided by operating activities	11,891	15,978

Cash flows from investing activities:
Capital expenditures	(3,126)	(3,963)
Acquisitions, net of cash acquired	(7,106)
Acquisition of Autotire, net of cash acquired		(7,358)
Proceeds from the disposal of property, plant and equipment	38	287

Net cash used for investing activities	(10,194)	(11,034)

Cash flows from financing activities:
Proceeds from borrowings	49,518	40,283
Principal payments on long-term debt and capital lease obligations	(59,943)	(43,500)
Exercise of stock options	989	716
Excess tax benefits from share-based payment arrangements	1,339	177
Dividends to shareholders	(1,849)	(2,594)

Net cash used for financing activities	(9,946)	(4,918)

(Decrease) increase in cash	(8,249)	26
Cash at beginning of period	11,180	3,336

Cash at end of period	$2,931	$3,362

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Condensed Consolidated Financial Statements

The consolidated balance sheet as of June 26, 2010 and March 27, 2010, the consolidated statements of income and cash flows for the quarter ended June 26, 2010 and June 27, 2009, and the consolidated statement of changes in shareholders’ equity for the quarter ended June 26, 2010, include Monro Muffler Brake, Inc. and its wholly owned subsidiary (the “Company”). These unaudited condensed consolidated financial statements have been prepared by the Company. In the opinion of management, all known adjustments (consisting of normal recurring accruals or adjustments) have been made to present the financial position, results of operations and cash flows for the unaudited periods presented.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 27, 2010. The results of operations for the interim periods being reported on herein are not necessarily indicative of the operating results for the full year.

The Company reports its results on a 52/53 week fiscal year with the fiscal year ending on the last Saturday in March of each year. The following are the dates represented by each fiscal period reported in these condensed financial statements:

“Quarter Ended Fiscal June 2010”:	March 28, 2010 – June 26, 2010 (13 weeks)
“Quarter Ended Fiscal June 2009”:	March 29, 2009 – June 27, 2009 (13 weeks)

During the fourth quarter of fiscal 2010, the Company substantially completed the purchase price allocation for the fiscal year 2010 acquisitions. Some of the amounts previously estimated changed during the measurement period. The significant changes in estimates consisted of an increase in property, plant and equipment of $2.0 million; an increase in intangible assets of $1.1 million; and an increase in long-term debt of $3.9 million. The measurement period adjustments represent updates made to the purchase price allocation based on revisions to valuation estimates in quarters subsequent to the quarter of acquisition and initial accounting. There were no significant adjustments to the Company’s Consolidated Statement of Income.

Note 2 – Acquisitions

The Company’s acquisitions are strategic moves in its plan to fill in and expand its presence in its existing and contiguous markets, and leverage fixed operating costs such as distribution and advertising.

In the first quarter of fiscal 2011, the Company added seven retail tire and automotive repair stores located in Pennsylvania and Maine through two acquisition transactions. Collectively, these stores produced approximately $11.3 million in sales annually based on unaudited pre-acquisition historical information. The total purchase price of these stores was approximately $7.1 million in cash and the assumption of certain liabilities. The acquisitions were financed through the Company’s existing bank facility. The results of operations of these acquired stores are included in the Company’s results from their respective acquisition dates.

The Company has completed its initial accounting for these acquisitions in accordance with accounting guidance on business combinations. The acquisitions resulted in goodwill related to, among other things, growth opportunities and unidentified intangible assets. All of the goodwill is expected to be deductible for tax purposes.

The Company has recorded finite-lived intangible assets at their determined fair value related to customer relationships. However, the Company has not completed its final purchase price accounting of these acquisitions due to the timing of the acquisitions. As the Company completes its final accounting for these acquisitions, there may be changes, some of which may be material, to this initial accounting.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with accounting guidance on business combinations, the Company expensed all costs related to these acquisitions in the first quarter of fiscal 2011. The total costs related to these acquisitions were not material to the Consolidated Statement of Income. These costs are included in the Consolidated Statement of Income under operating, selling, general and administrative expenses.

The purchase price of the acquisitions have been preliminarily allocated to the net tangible and intangible assets acquired, with the remainder recorded as goodwill on the basis of estimated fair values, as follows:

As of June 26, 2010
(Dollars in thousands)
Other current assets	$199
Intangible assets	393
Other noncurrent assets	209
Current liabilities	(344)

Total net identifiable assets acquired	$457

Total consideration transferred	$7,107
Less: total net identifiable assets acquired	457

Goodwill	$6,650

Intangible assets consist of customer lists which are being amortized over their estimated useful life of ten years.

Note 3 – Earnings Per Share

Basic earnings per common share (EPS) amounts are computed by dividing earnings after the deduction of preferred stock dividends by the average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalents outstanding.

The following is a reconciliation of basic and diluted EPS for the respective periods:

	Quarter Ended Fiscal June
	2010	2009
	(Dollars in thousands, except per share data)

Numerator for earnings per common share calculation:
Net Income	$13,211	$9,411
Less: Preferred stock dividends	46	66

Income available to common stockholders	$13,165	$9,345

Denominator for earnings per common share calculation:
Weighted average common shares, basic	19,995	19,440
Effect of dilutive securities:
Preferred Stock	507	507
Stock options	534	489

Weighted average number of common shares, diluted	21,036	20,436

Basic Earnings per common share:	$.66	$.48

Diluted Earnings per common share:	$.63	$.46

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The computation of diluted EPS excludes the effect of the assumed exercise of approximately 43,000 and 137,000 stock options for the three months ended fiscal June 2010 and June 2009, respectively. Such amounts were excluded as the exercise prices of these options were greater than the average market value of the Company’s common stock for those periods, resulting in an anti-dilutive effect on diluted EPS.

Note 4 – Income Taxes

In the normal course of business, the Company provides for uncertain tax positions and the related interest and penalties, and adjusts its unrecognized tax benefits and accrued interest and penalties accordingly. The total amount of unrecognized tax benefits were $5.7 million and $5.6 million, respectively at June 26, 2010 and March 27, 2010, the majority of which, if recognized, would affect the effective tax rate. As of June 26, 2010, the Company had approximately $.6 million of interest and penalties accrued related to unrecognized tax benefits.

The Company is currently under audit by the Internal Revenue Service for the fiscal 2008 tax year, and also currently under audit by certain state tax jurisdictions for the fiscal 2001 to 2007 tax years. It is reasonably possible that the examination phase of the audit for these years may conclude in the next 12 months, and that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns may change from those recorded as liabilities for uncertain tax positions in the Company’s financial statements as June 26, 2010. However, based on the status of the examinations, it is not possible to estimate the effect of any amount of such change to previously recorded uncertain tax positions.

The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions. The Company’s fiscal 2007 through fiscal 2009 U.S. federal tax years and various state tax years remain subject to income tax examinations by tax authorities.

Note 5 – Derivative Financial Instruments

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

The notional amount of derivative financial instruments, which consisted solely of three interest rate swaps used to minimize the risk and/or costs associated with changes in interest rates, was $30.0 million at June 26, 2010. These swaps matured in July 2010. Fixed rates under these agreements range from 3.27% to 3.29%.

The Company manages exposure to changes in market interest rates. The Company’s use of derivative instruments is limited to highly effective interest rate swaps to hedge the risk of changes in cash flows (future interest payments) attributable to changes in LIBOR swap rates, the designated benchmark interest rate being hedged on certain of the Company’s LIBOR-induced variable-rate debt. The interest rate swaps effectively fixed the Company’s interest payments on certain LIBOR-indexed variable-rate debt.

The Company reflects the current fair value of all interest rate hedge instruments in its consolidated balance sheets as a component of other current liabilities. All of the Company’s interest rate hedge instruments were designated as cash flow hedges.

The gains and losses related to the fair value of interest rate hedges are deferred in stockholders’ equity as a component of other comprehensive income or loss. These deferred gains and losses are recognized in income as a decrease or increase to interest expense in the period in which the related cash flows being hedged are recognized in expense. However, to the extent that the change in value of an interest rate hedge instrument does not perfectly offset the change in the value of the cash flows being hedged, that ineffective portion is immediately recognized in the income statement. The Company’s hedge instruments have been determined to be highly effective as of June 26, 2010.

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

The following table presents the Company’s derivative financial instruments measured at fair value at June 26, 2010:

Interest Rate Swaps	Notional Amount of Underlying Debt	Fixed Rate Received	Year of Transaction	Maturity	Fair Value
	(Dollars in thousands)
Swaps associated with:
1 month U.S. LIBOR	$10,000	3.29%	2008	2010	$(25)
1 month U.S. LIBOR	10,000	3.27%	2008	2010	(25)
1 month U.S. LIBOR	10,000	3.27%	2008	2010	(25)

	$30,000				$(75)

The location and amounts of derivative fair values in the balance sheet as of June 26, 2010 were as follows:

	Balance Sheet Location	Fair Value
		(Dollars in thousands)
Interest rate contracts designated as hedging instruments under accounting guidance on derivative instruments and hedging activities	Other current liabilities	$75

The effect of derivative instruments in cash flow hedge relationships on the financial statements for the three months ended June 26, 2010 and June 27, 2009 were as follows:

Derivatives in Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified From Other Comprehensive Income into Income (Effective Portion)
	2011	2010		2011	2010
	(Dollars in thousands)			(Dollars in thousands)

Interest rate contracts	$144	$(97)	Interest income (expense)	$(230)	$(215)

While it is not the Company’s intention to terminate its derivative financial instruments, fair values were estimated based on quotes from financial institutions, which represented the amounts that the Company would receive or pay if the instruments were terminated at the respective balance sheet date. These fair values indicated that the termination of interest rate swaps would result in a $75,000 loss as of June 26, 2010.

Note 6 – Fair Value of Financial Instruments

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

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following table represents the financial assets and liabilities on the consolidated balance sheet as of June 26, 2010 that were measured at fair value on a recurring basis and the valuation approach applied to each of these items.

Significant Other Observable Inputs (Level 2) Amount
(Dollars in thousands)

Liabilities

Derivatives	$75

Note 7 – Supplemental Disclosure of Cash Flow Information

The following transactions represent non-cash investing and financing activities during the periods indicated:

THREE MONTHS ENDED JUNE 26, 2010:

In connection with the fiscal 2011 acquisitions (Note 2), liabilities were assumed as follows:

Fair value of assets acquired	$800,000
Goodwill acquired	6,650,000
Cash paid, net of cash acquired	(7,106,000)

Liabilities assumed	$344,000

In connection with the accounting for income tax benefits related to the exercise of stock options, the Company decreased current liabilities and increased paid-in capital by $1,374,000.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 27, 2009:

In connection with the Autotire Acquisition (Note 2), liabilities were assumed as follows:

Fair value of assets acquired	$9,703,000
Goodwill acquired	5,033,000
Cash paid, net of cash acquired	(7,358,000)

Liabilities assumed	$7,378,000

In connection with the recording of capital leases, the Company increased both fixed assets and long-term debt by $2,094,000.

In connection with the accounting for income tax benefits related to the exercise of stock options, the Company decreased current liabilities and increased paid-in capital by $563,000.

Note 8 – Cash Dividend

In April 2010, the Company’s Board of Directors declared its intention to pay a regular quarterly cash dividend during fiscal 2011 of $.09 per common share or common share equivalent to be paid beginning with the first quarter of fiscal 2011. However, the declaration of and any determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, capital requirements, compliance with charter and contractual restrictions, and such other factors as the Board of Directors deems relevant.

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

The following table sets forth income statement data of Monro Muffler Brake, Inc. (“Monro” or the “Company”) expressed as a percentage of sales for the fiscal periods indicated:

	Quarter Ended Fiscal June
	2010	2009

Sales	100.0%	100.0%

Cost of sales, including distribution and occupancy costs	58.3	55.9

Gross profit	41.7	44.1

Operating, selling, general and administrative expenses	27.2	30.6

Intangible amortization	.2	.1

Loss on disposal of assets	0.1

Total operating expenses	27.4	30.8

Operating income	14.3	13.3

Interest expense – net	.9	1.5

Other income – net	0	0

Income before provision for income taxes	13.4	11.8

Provision for income taxes	5.1	4.5

Net income	8.3%	7.3%

First Quarter Ended June 26, 2010 Compared To First Quarter Ended June 27, 2009

Sales were $158.2 million for the quarter ended June 26, 2010 as compared with $128.0 million in the quarter ended June 27, 2009. The sales increase of $30.2 million or 23.6%, was partially due to a comparable store sales increase of 5.1%. Additionally, there was an increase of $24.6 million related to new stores, of which $21.7 million came from the FY 2010 Acquisitions. Partially offsetting this was a decrease in sales from closed stores amounting to $1.2 million. There were 90 selling days in the quarter ended June 26, 2010 and in the quarter ended June 27, 2009.

The Company has slightly modified its methodology for calculating the number of selling days in each month and quarter.

Previously, in computing its comparable store sales percentage increases (adjusted for days), the Company did not include Sundays or open holidays in the number of selling days, but included all sales in each comparable period. This was because only a small number of stores were open Sundays, and some were not open holidays. Also, these days were generally much shorter selling days. Now that over 50% of the Company’s stores are open Sundays, almost all stores are open holidays, and the selling days are longer, the Company concluded that counting Sundays and open holidays as selling days is now appropriate. Accordingly, selling days now include each day other than Easter, Thanksgiving and Christmas. This change was made beginning in fiscal year 2011 (April 2010) and retroactively applied to prior months and quarters. There is no impact on reported actual comparable store sales increases for any prior periods. Nor will the change impact calculated comparable store sales increases in future periods. However, this change may result in a change in the calculated comparable store sales percent increase in certain prior periods when adjusted for days.

For the fiscal year 2010 fiscal quarters and full year, the results were as follows:

	Reported Comparable Store Sales Increase	Originally Reported Comparable Store Sales Increase, Adjusted For Days	Restated Comparable Store Sales Increase, Adjusted For Days

Q1 FY10	6.2%	6.2%	7.4	%(1)
Q2 FY10	7.4%	7.4%	7.4%
Q3 FY10	7.2%	7.2%	7.2%
Q4 FY10	8.0%	8.0%	6.8	%(2)
Full year FY10	7.2%	7.2%	7.2%

(1)	This adjustment for days relates to the fact that the Easter holiday fell in April 2009, reducing the number of selling days as compared to the prior year quarter.
(2)	This adjustment for days relates to the fact that the Company was open for business for the first time on New Year’s Day on January 1, 2010, increasing the number of selling days as compared to the prior year quarter.

At June 26, 2010, the Company had 785 company-operated stores and three franchised locations compared with 740 stores at June 27, 2009. During the quarter ended June 26, 2010, the Company added eight stores.

Management believes that the improvement in comparable store sales resulted from several factors, including an increase in sales across all product categories. It is management’s belief that strong in-store sales execution, highly effective advertising campaigns and price increases in several product categories also contributed to the sales improvement. Comparable store traffic as well as average ticket increased over the prior year first quarter. Soft economic conditions and the related decrease in consumer spending and tightening of credit, resulting in declining automobile sales (as compared to historical levels), helped to contribute to the improved sales. Management believes that consumers are keeping their cars longer and repairing them instead of trading them in for new cars. Additionally, while consumers can and often defer repairs when the economy is weak, most repairs can only be deferred for a period of time. When customers do come in to have their vehicles repaired, it is management’s belief that they spend more on average because the problem with their vehicle has worsened due to additional wear.

Management also believes that the recent closings of dealerships by Chrysler and General Motors are driving more business to the Company’s stores as consumers look for alternative, proven, economical and more geographically convenient locations to service their automobiles.

Gross profit for the quarter ended June 26, 2010 was $66.0 million or 41.7% of sales as compared with $56.4 million or 44.1% of sales for the quarter ended June 27, 2009. The decrease in gross profit for the quarter ended June 26, 2010, as a percentage of sales, is due to several factors.

Total material costs, including outside purchases, increased as a percentage of sales as compared to the prior year. The fiscal year 2010 and fiscal year 2011 acquisitions, all but one of which were tire stores, have resulted in a more pronounced shift in mix to the lower margin tire category, causing a fair amount of margin pressure. Approximately two thirds of the gross margin deterioration was attributable to these acquired tire stores. Tire and oil cost increases also contributed to the decline in margin. Partially offsetting these factors were selling price increases across the chain.

There was also a decrease in labor costs as a percent of sales due primarily to a continued shift in mix to tire sales and improved labor productivity, helping to improve gross profit. Additionally, distribution and occupancy costs decreased as a percentage of sales from the prior year as the Company, with improved sales, was able to better leverage these largely fixed costs.

The Company expects the decline in gross margin versus the prior year quarters to be most pronounced in its first and second quarters of fiscal year 2011, since it did not own the Tire Warehouse stores, whose mix is almost 100% tires, until its third fiscal quarter last year. Management expects gross margin for the third and fourth quarters to begin to flatten out as compared to the same quarters of fiscal 2010, and operating profit to be approximately 100 basis points better.

Operating expenses for the quarter ended June 26, 2010 were $43.4 million or 27.4% of sales as compared with $39.4 million or 30.8% of sales for the quarter ended June 27, 2009. Within operating expenses, selling, general and administrative (“SG&A”) expenses for the quarter ended June 26, 2010 increased by $3.9 million to $43.1 million from the quarter ended June 27, 2009, and decreased as a percentage of sales from 30.6% to 27.2%. The increase in dollars is directly attributed to the acquired stores’ operating expenses. The decrease in percentage of sales is due to improved sales which have allowed the Company to leverage largely fixed costs, as well as a continued focus on cost control.

Operating income for the quarter ended June 26, 2010 of approximately $22.6 million increased by 33.2% as compared to operating income of approximately $17.0 million for the quarter ended June 27, 2009, and increased as a percentage of sales from 13.3% to 14.3%.

Net interest expense for the quarter ended June 26, 2010 decreased by approximately $.4 million as compared to the same period in the prior year, and decreased from 1.5% to .9% as a percentage of sales for the same periods. The weighted average debt outstanding for the quarter ended June 26, 2010 decreased by approximately $10.6 million as compared to the quarter ended June 27, 2009, primarily related to repayments made on the Company’s Revolving Credit Facility agreement. In addition, the weighted average interest rate decreased by approximately 100 basis points from the prior year.

The effective tax rate for the quarter ended June 26, 2010 and June 27, 2009 was 37.7% and 37.8%, respectively, of pre-tax income.

Net income for the quarter ended June 26, 2010 of $13.2 million increased 40.4% from net income for the quarter ended June 27, 2009. Earnings per share on a diluted basis for the quarter ended June 26, 2010 increased 37.0%.

Capital Resources and Liquidity

Capital Resources

The Company’s primary capital requirements in fiscal year 2011 are the upgrading of facilities and systems and the funding of its store expansion program, including potential acquisitions of existing store chains. For the three months ended June 26, 2010, the Company’s primary capital requirements were divided between the funding of capital expenditures related to existing and greenfield stores totaling $3.1 million, and the funding of acquisitions totaling $7.1 million. Funds were provided primarily by cash flow from operations and bank financing.

The Company paid dividends of $1.8 million during the three months ended June 26, 2010. In April 2010, the Company’s Board of Directors declared its intention to pay a regular quarterly cash dividend of $.09 per common share or common share equivalent beginning with the first quarter of fiscal year 2011.

Management believes that the Company has sufficient resources available (including cash and equivalents, net cash flow from operations and bank financing) to expand its business as currently planned for the next several years.

Liquidity

In July 2005, the Company entered into a five-year, $125 million Revolving Credit Facility agreement with five banks. A sixth bank was added in June 2008. Interest only is payable monthly throughout the Credit Facility’s term. The facility included a provision allowing the Company to expand the amount of the overall facility to $160 million. Amendments in January 2007 and June 2008 were made to these amounts which increased the overall facility to $200 million and extended the expiration to January 2012. Currently, the committed sum is $163.3 million and the accordian feature is $36.7 million. Approximately $59.2 million was outstanding at June 26, 2010, including $16.8 million of outstanding letters of credit.

The Company has financed certain store properties and equipment with capital leases, which amount to $46.0 million and are due in installments through 2039.

The terms of the Credit Facility permit the payment of cash dividends not to exceed 25% of the preceding year’s net income, and allow stock buybacks subject to the Company being able to meet its existing financial covenants. The Agreement requires the maintenance of specified interest and rent coverage ratios and amounts of net worth. It also contains restrictions on cash dividend payments. At June 26, 2010, the Company is in compliance with the applicable debt covenants, and does not see a risk of being out of compliance for the foreseeable future. These agreements permit mortgages and specific lease financing arrangements with other parties with certain limitations.

The Company enters into interest rate hedge agreements, which involve the exchange of fixed and floating rate interest payments periodically over the life of the agreement without the exchange of the underlying principal amounts. The differential to be paid or received is accrued as interest rates change and is recognized over the life of the agreements as an offsetting adjustment to interest expense. The Company entered into three $10 million interest rate swap agreements in July 2008 which expired in July 2010.

The purpose of these agreements was to limit the interest rate exposure in the Company’s floating rate debt. Fixed rates under these agreements ranged from 3.27% to 3.29%.

Recent Accounting Pronouncements

There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements, from those disclosed in the Company’s 2010 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from potential changes in interest rates. At June 26, 2010 and March 27, 2010, approximately 71% and 58%, respectively, of the Company’s long-term debt, excluding capital leases, was at fixed interest rates and therefore, the fair value is affected by changes in market interest rates. The Company’s cash flow exposure on floating rate debt, which is not supported by interest rate swap agreements, would result in interest expense fluctuating approximately $.1 million based upon the Company’s debt position at the quarter ended June 26, 2010 and $.2 million for fiscal year ended March 27, 2010, given a 1% change in LIBOR.

The Company regularly evaluates these risks and had entered into three interest rate swap agreements, which expired in July 2010, with an aggregate notional amount of $30.0 million. These agreements limited the interest rate exposure on the Company’s floating rate debt, related specifically to the Revolving Credit Facility, via the exchange of fixed and floating rate interest payments periodically over the life of the agreements without the exchange of the underlying principal amount. The fixed rates paid by the Company under these agreements range from 3.27% to 3.29%.

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

Changes in internal controls

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 26, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MONRO MUFFLER BRAKE, INC.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party or subject to any legal proceedings other than certain claims and lawsuits that arise in the normal course of its business. The Company does not believe that such claims or lawsuits, individually or in the aggregate, will have a material adverse effect on its financial condition or results of operations.

Item 1A. Risk Factors

There have been no changes to the risk factors described in the Company’s previously filed Annual Report on Form 10-K for the fiscal year ended March 27, 2010.

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

MONRO MUFFLER BRAKE, INC.

DATE: August 2, 2010	By	/s/ Robert G. Gross
Robert G. Gross
Chief Executive Officer and Chairman of the Board

DATE: August 2, 2010

	By	/s/ Catherine D’Amico
Catherine D’Amico
Executive Vice President-Finance, Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Page No.

31.1	Certification of Robert G. Gross pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	20

31.2	Certification of Catherine D’Amico pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	21

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	22