Form 10-Q
period 2010-09-25
MONRO MUFFLER BRAKE INC
filed 2010-10-29
CIK 876427

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2010.

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

As of October 23, 2010, 20,135,419 shares of the Registrant’s Common Stock, par value $ .01 per share, were outstanding.

MONRO MUFFLER BRAKE, INC.

MONRO MUFFLER BRAKE, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 25, 2010	March 27, 2010
	(Dollars in thousands)
Assets
Current assets:
Cash and equivalents	$4,346	$11,180
Trade receivables	1,991	1,922
Inventories	95,526	85,817
Deferred income tax asset	8,812	7,800
Other current assets	19,258	17,373

Total current assets	129,933	124,092

Property, plant and equipment	390,621	386,238
Less – Accumulated depreciation and amortization	(191,126)	(183,492)

Net property, plant and equipment	199,495	202,746
Goodwill	96,632	90,372
Intangible assets	13,498	13,888
Other non-current assets	11,479	13,045

Total assets	$451,037	$444,143

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$3,144	$2,933
Trade payables	47,632	43,229
Federal and state income taxes payable	4,230	4,169
Accrued payroll, payroll taxes and other payroll benefits	13,429	16,730
Accrued insurance	15,758	15,595
Warranty reserves	5,978	5,510
Other current liabilities	10,143	11,211

Total current liabilities	100,314	99,377

Long-term debt	72,529	96,427
Accrued rent expense	6,568	6,473
Other long-term liabilities	4,629	4,551
Deferred income tax liability	760	560
Long-term income taxes payable	4,410	4,085

Total liabilities	189,210	211,473

Commitments
Shareholders’ equity:
Class C Convertible Preferred Stock, $1.50 par value, $.096 conversion value, 150,000 shares authorized; 32,500 shares issued and outstanding	49	49
Common Stock, $.01 par value, 45,000,000 shares authorized; 23,811,317 and 23,646,460 shares issued at September 25, 2010 and March 27, 2010, respectively	238	236
Treasury Stock, 3,685,734, and 3,682,429 shares at September 25, 2010 and March 27, 2010, respectively, at cost	(70,719)	(70,590)
Additional paid-in capital	94,640	88,377
Accumulated other comprehensive loss	(2,047)	(2,237)
Retained earnings	239,666	216,835

Total shareholders’ equity	261,827	232,670

Total liabilities and shareholders’ equity	$451,037	$444,143

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Quarter Ended Fiscal September		Six Months Ended Fiscal September
	2010	2009	2010	2009
	(Dollars in thousands, except per share data)

Sales	$162,102	$136,634	$320,341	$264,679
Cost of sales, including distribution and occupancy costs	95,736	77,781	187,976	149,417

Gross profit	66,366	58,853	132,365	115,262

Operating, selling, general and administrative expenses	43,138	41,148	86,199	80,306
Intangible amortization	296	198	591	331
Loss (gain) on disposal of assets	231	(20)	250	119

Total operating expenses	43,665	41,326	87,040	80,756

Operating income	22,701	17,527	45,325	34,506
Interest expense, net of interest income for the quarter of $20 in 2010 and $16 in 2009, and year-to-date of $31 in 2010 and $29 in 2009	1,208	1,442	2,679	3,338
Other income, net	(73)	(75)	(140)	(117)

Income before provision for income taxes	21,566	16,160	42,786	31,285
Provision for income taxes	8,242	6,158	16,251	11,872

Net income	$13,324	$10,002	$26,535	$19,413

Earnings per share:
Basic	$.66	$.51	$1.33	$.99

Diluted	$.63	$.49	$1.26	$.95

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(Dollars in thousands)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss (3)	Retained Earnings	Total

Balance at March 27, 2010	$49	$236	$(70,590)	$88,377	$(2,237)	$216,835	$232,670

Net income						26,535	26,535

Other comprehensive loss:
Unrealized gain on derivatives contracts ($307 pre-tax)					190		190

							26,725

Cash dividends: Preferred ($.18 per CSE) (1) (2)						(91)	(91)
Common ($.18 per share) (2)						(3,613)	(3,613)

Tax benefit from exercise of stock options				2,106			2,106

Exercise of stock options		2	(129)	2,597			2,470

Stock option compensation				1,560			1,560

Balance at September 25, 2010	$49	$238	$(70,719)	$94,640	$(2,047)	$239,666	$261,827

(1)	CSE – Common stock equivalent
(2)	Includes first and second quarter fiscal 2011 dividend payments of $.09 per CSE paid on both June 18, 2010 and September 17, 2010.
(3)	The balance related to the derivative contracts was $(190) at March 27, 2010. There was no amount related to the derivative contracts at September 25, 2010. The balance related to the pension liability was $(2,047) at both September 25, 2010 and

March 27, 2010.

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended Fiscal September
	2010	2009
	(Dollars in thousands)
	Increase (Decrease) in Cash
Cash flows from operating activities:
Net income	$26,535	$19,413

Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	11,053	10,610
Loss on disposal of property, plant and equipment	250	119
Stock-based compensation expense	1,560	1,184
Excess tax benefits from share-based payment arrangements	(2,289)	(1,020)
Net change in deferred income taxes	(930)	105
Decrease (increase) in trade receivables	331	(252)
Increase in inventories	(9,511)	(4,332)
Increase in other current assets	(2,047)	(1,825)
Decrease in other non-current assets	1,027	870
Decrease in intangible assets	191	332
Increase in trade payables	4,325	2,721
Decrease in accrued expenses	(3,892)	(841)
Increase in federal and state income taxes payable	2,167	8,117
Increase in other long-term liabilities	197	37
Increase in long-term income taxes payable	325	228

Total adjustments	2,757	16,053

Net cash provided by operating activities	29,292	35,466

Cash flows from investing activities:
Capital expenditures	(6,600)	(8,223)
Acquisitions, net of cash acquired	(7,106)
Acquisition of Midwest Tire, net of cash acquired		(1,959)
Acquisition of Autotire, net of cash acquired		(7,348)
Proceeds from the disposal of property, plant and equipment	98	464

Net cash used for investing activities	(13,608)	(17,066)

Cash flows from financing activities:
Proceeds from borrowings	88,321	65,251
Principal payments on long-term debt and capital lease obligations	(111,894)	(82,414)
Exercise of stock options	2,470	2,711
Excess tax benefits from share-based payment arrangements	2,289	1,020
Dividends to shareholders	(3,704)	(4,006)

Net cash used for financing activities	(22,518)	(17,438)

(Decrease) increase in cash	(6,834)	962
Cash at beginning of period	11,180	3,336

Cash at end of period	$4,346	$4,298

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Condensed Consolidated Financial Statements

The consolidated balance sheets as of September 25, 2010 and March 27, 2010, the consolidated statements of income for the quarters and six months ended September 25, 2010 and September 26, 2009, the consolidated statements of cash flows for the six months ended September 25, 2010 and September 26, 2009, and the consolidated statement of changes in shareholders’ equity for the six months ended September 25, 2010, include Monro Muffler Brake, Inc. and its wholly owned subsidiary, Monro Service Corporation (the “Company”). These unaudited condensed consolidated financial statements have been prepared by the Company. In the opinion of management, all known adjustments (consisting of normal recurring accruals or adjustments) have been made to present fairly the financial position, results of operations and cash flows for the unaudited periods presented.

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

The Company reports its results on a 52/53 week fiscal year with the fiscal year ending on the last Saturday in March of each year. The following are the dates represented by each fiscal period reported in these condensed financial statements:

“Quarter Ended Fiscal September 2010”:	June 27, 2010 – September 25, 2010 (13 weeks)
“Quarter Ended Fiscal September 2009”:	June 28, 2009 – September 26, 2009 (13 weeks)
“Six Months Ended Fiscal September 2010”:	March 28, 2010 – September 25, 2010 (26 weeks)
“Six Months Ended Fiscal September 2009”:	March 29, 2009 – September 26, 2009 (26 weeks)

During the fourth quarter of fiscal 2010, the Company substantially completed the purchase price allocation for the fiscal year 2010 acquisitions. Some of the amounts previously estimated changed during the measurement period. The significant changes in estimates included an increase in deferred income tax assets of $1.1 million for the second quarter; an increase in property, plant and equipment of $2.0 million and $2.5 million for the first and second quarters, respectively; an increase in intangible assets of $1.1 million and $1.7 million for the first and second quarters, respectively; and an increase in long-term debt of $3.9 million and $4.6 million for the first and second quarters, respectively. The measurement period adjustments represent updates made to the purchase price allocation based on revisions to valuation estimates in quarters subsequent to the quarter of acquisition and initial accounting. There were no significant adjustments to the Company’s Consolidated Statement of Income.

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

The Company has recorded its initial accounting for these acquisitions in accordance with accounting guidance on business combinations. The acquisitions resulted in goodwill related to, among other things, growth opportunities and unidentified intangible assets. All of the goodwill is expected to be deductible for tax purposes.

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

The purchase price of the acquisitions have been preliminarily allocated to the net tangible and intangible assets acquired, with the remainder recorded as goodwill on the basis of estimated fair values, as follows:

As of September 25, 2010
(Dollars in thousands)
Other current assets	$599
Intangible assets	393
Other non-current assets	209
Current liabilities	(362)

Total net identifiable assets acquired	$839

Total consideration transferred	$7,107
Less: total net identifiable assets acquired	839

Goodwill	$6,268

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

The following is a reconciliation of basic and diluted EPS for the respective periods:

	Quarter Ended Fiscal September		Six Months Ended Fiscal September
	2010	2009	2010	2009
	(Dollars in thousands, except per share data)
Numerator for earnings per common share calculation:
Net income	$13,324	$10,002	$26,535	$19,413
Less: Preferred stock dividends	45	35	91	102

Income available to common stockholders	$13,279	$9,967	$26,444	$19,311

Denominator for earnings per common share calculation:
Weighted average common shares, basic	20,083	19,568	19,937	19,504
Effect of dilutive securities:
Preferred stock	507	507	507	507
Stock options	554	471	550	476

Weighted average number of common shares, diluted	21,144	20,546	20,994	20,487

Basic earnings per common share:	$.66	$.51	$1.33	$.99

Diluted earnings per common share:	$.63	$.49	$1.26	$.95

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

The computation of diluted EPS excludes the effect of the assumed exercise of approximately 180,000 and 181,000 stock options respectively, for the three and six months ended September 25, 2010, and 120,000 and 171,000 stock options respectively, for the three and six months ended September 26, 2009. Such amounts were excluded as the exercise prices of these options were greater than the average market value of the Company’s common stock for those periods, resulting in an anti-dilutive effect on diluted EPS.

Note 4 – Income Taxes

In the normal course of business, the Company provides for uncertain tax positions and the related interest and penalties, and adjusts its unrecognized tax benefits and accrued interest and penalties accordingly. The total amount of unrecognized tax benefits were $5.9 million and $5.6 million, respectively at September 25, 2010 and March 27, 2010, the majority of which, if recognized, would affect the effective tax rate. As of September 25, 2010, the Company had approximately $.6 million of interest and penalties accrued related to unrecognized tax benefits.

The Company is currently under audit by certain state tax jurisdictions for the fiscal 2001 to 2009 tax years. It is reasonably possible that the examination phase of the audit for these years may conclude in the next 12 months, and that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns may change from those recorded as liabilities for uncertain tax positions in the Company’s financial statements as of September 25, 2010. However, based on the status of the examinations, it is not possible to estimate the effect of any amount of such change to previously recorded uncertain tax positions.

The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions. The Company’s fiscal 2007 and fiscal 2009 U.S. federal tax years and various state tax years remain subject to income tax examinations by tax authorities.

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

At March 27, 2010, the notional amount of derivative financial instruments, which consisted solely of three interest rate swaps used to minimize the risk and/or costs associated with changes in interest rates, was $30.0 million. These swaps matured in July 2010.

The effect of derivative financial instruments in cash flow hedge relationships on the financial statements for the three months ended September 25, 2010 and September 26, 2009 were as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified From Other Comprehensive Income into Income (Effective Portion)
	2011	2010		2011	2010
	(Dollars in thousands)			(Dollars in thousands)

Interest rate contracts	$ 47	$ 84	Interest income (expense)	$ (38)	$ (228)

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

The effect of derivative financial instruments in cash flow hedge relationships on the financial statements for the six months ended September 25, 2010 and September 26, 2009 were as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified From Other Comprehensive Income into Income (Effective Portion)
	2011	2010		2011	2010
	(Dollars in thousands)			(Dollars in thousands)

Interest rate contracts	$190	$181	Interest income (expense)	$(268)	$(443)

Note 6 – Supplemental Disclosure of Cash Flow Information

The following transactions represent non-cash investing and financing activities during the periods indicated:

SIX MONTHS ENDED SEPTEMBER 25, 2010:

In connection with the fiscal 2011 acquisitions (Note 2), liabilities were assumed as follows:

Fair value of assets acquired	$1,200,000
Goodwill acquired	6,268,000
Cash paid, net of cash acquired	(7,106,000)

Fair value of liabilities assumed	$362,000

In connection with the accounting for income tax benefits related to the exercise of stock options, the Company decreased current liabilities and increased paid-in capital by $2,106,000.

In connection with the acquisition of a store property, the Company increased fixed assets by $700,000 and decreased other current assets and other non-current assets by $161,000 and $539,000, respectively.

SIX MONTHS ENDED SEPTEMBER 26, 2009:

In connection with the fiscal 2010 acquisitions, liabilities were assumed as follows:

Fair value of assets acquired	$6,818,000
Goodwill acquired	5,543,000
Cash paid, net of cash acquired	(9,307,000)

Fair value of liabilities assumed	$3,054,000

In connection with recording the value of the Company’s interest rate swap contracts, other comprehensive income and other current liabilities increased by $181,000 and $717,000, respectively, and other long-term liabilities and long-term deferred tax assets decreased by $1,009,000 and $111,000, respectively.

In connection with the recording of capital leases, the Company increased both fixed assets and long-term debt by $2,695,000.

In connection with the accounting for income tax benefits related to the exercise of stock options, the Company decreased current liabilities and increased paid-in capital by $1,596,000.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

Note 7 – Cash Dividend

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

Note 8 – Subsequent Event

In October 2010, the Company signed a definitive asset purchase agreement to acquire three retail tire stores located in Virginia for approximately $3.2 million. These stores produced approximately $5 million in sales annually based on un-audited pre-acquisition historical information. The transaction is expected to close on October 31, 2010. These stores will operate under the Mr. Tire brand name. The acquisition will be financed through the Company’s existing bank facility.

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

The following table sets forth income statement data of Monro Muffler Brake, Inc. (“Monro” or the “Company”) expressed as a percentage of sales for the fiscal periods indicated:

	Quarter Ended Fiscal September		Six Months Ended Fiscal September
	2010	2009	2010	2009

Sales	100.0%	100.0%	100.0%	100.0%

Cost of sales, including distribution and occupancy costs	59.1	56.9	58.7	56.5

Gross profit	40.9	43.1	41.3	43.5

Operating, selling, general and administrative expenses	26.6	30.1	26.9	30.3

Intangible amortization	.2	.1	.2	.1

Loss on disposal of assets	.1	—	.1	—

Total operating expenses	26.9	30.2	27.2	30.5

Operating income	14.0	12.8	14.1	13.0

Interest expense - net	.7	1.1	.8	1.3

Other income - net	—	(.1)	—	—

Income before provision for income taxes	13.3	11.8	13.4	11.8

Provision for income taxes	5.1	4.5	5.1	4.5

Net income	8.2%	7.3%	8.3%	7.3%

Second Quarter and Six Months Ended September 25, 2010 Compared To Second Quarter and Six Months Ended September 26, 2009

Sales were $162.1 million for the quarter ended September 25, 2010 as compared with $136.6 million in the quarter ended September 26, 2009. The sales increase of $25.5 million or 18.6%, was partially due to a comparable store sales increase of 6.4%. Additionally, there was an increase of $18.0 million related to new stores, of which $16.8 million came from the fiscal year 2010 and

2011 acquisitions. Partially offsetting this was a decrease in sales from closed stores amounting to $1.0 million. There were 91 selling days in the quarter ended September 25, 2010 and in the quarter ended September 26, 2009.

Sales were $320.3 million for the six months ended September 25, 2010 as compared with $264.7 million in the six months ended September 26, 2009. The sales increase of $55.7 million or 21.0%, was partially due to a comparable store sales increase of 5.8%. Additionally, there was an increase of $42.5 million related to new stores, of which $40.3 million came from the fiscal year 2010 and 2011 acquisitions. Partially offsetting this sales increase was a decrease in sales from closed stores amounting to $2.1 million.

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

For the fiscal year 2010 fiscal quarters and full year, the results were as follows:

	Reported Comparable Store Sales Increase	Originally Reported Comparable Store Sales Increase, Adjusted For Days	Restated Comparable Store Sales Increase, Adjusted For Days
Q1 FY10	6.2%	6.2%	7.4	% (1)
Q2 FY10	7.4%	7.4%	7.4%
Q3 FY10	7.2%	7.2%	7.2%
Q4 FY10	8.0%	8.0%	6.8	% (2)
Full year FY10	7.2%	7.2%	7.2%

(1)	This adjustment for days relates to the fact that the Easter holiday fell in April 2009, reducing the number of selling days as compared to the prior year quarter.
(2)	This adjustment for days relates to the fact that the Company was open for business for the first time on New Year’s Day on January 1, 2010, increasing the number of selling days as compared to the prior year quarter.

At September 25, 2010, the Company had 783 company-operated stores and three franchised locations compared with 739 stores at September 26, 2009. During the quarter ended September 25, 2010, the Company closed two stores.

Management believes that the improvement in comparable store sales resulted from several factors, including an increase in sales across all product categories. It is management’s belief that strong in-store sales execution, highly effective advertising campaigns and price increases in several product categories also contributed to the sales improvement. Comparable store traffic as well as average ticket increased over the prior year second quarter. Soft economic conditions and the related decrease in consumer spending and tightening of credit, resulting in declining automobile sales (as compared to historical levels), helped to contribute to the improved sales. Management believes that consumers are keeping their cars longer and repairing them instead of trading them in for new cars. Additionally, while consumers can and often defer repairs when the economy is weak, most repairs can only be deferred for a period of time. When customers do come in to have their vehicles repaired, it is management’s belief that they spend more on average because the problem with their vehicle has worsened due to additional wear.

Management also believes that the recent closings of dealerships by Chrysler and General Motors are driving more business to the Company’s stores as consumers look for alternative, proven, economical and more geographically convenient locations to service their automobiles.

Gross profit for the quarter ended September 25, 2010 was $66.4 million or 40.9% of sales as compared with $58.9 million or 43.1% of sales for the quarter ended September 26, 2009. The decrease in gross profit for the quarter ended September 25, 2010, as a percentage of sales, is due to several factors.

Total material costs, including outside purchases, increased as a percentage of sales as compared to the prior year. The fiscal year 2010 and fiscal year 2011 acquisitions, all but one of which were tire stores, have resulted in a more pronounced shift in mix to the lower margin tire category, causing margin pressure. Over 80% of the gross margin deterioration was attributable to these acquired tire stores. Tire and oil cost increases also contributed to the decline in margin. Partially offsetting these factors were selling price increases across the chain.

There was also a decrease in labor costs as a percent of sales due primarily to a continued shift in mix to tire sales and improved labor productivity, helping to improve gross profit. Additionally, distribution and occupancy costs decreased as a percentage of sales from the prior year as the Company, with improved sales, was able to better leverage these largely fixed costs.

Gross profit for the six months ended September 25, 2010 was $132.4 million, or 41.3% of sales, compared with $115.3 million or 43.5% of sales for the six months ended September 26, 2009.

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

Operating expenses for the quarter ended September 25, 2010 were $43.7 million or 26.9% of sales as compared with $41.3 million or 30.2% of sales for the quarter ended September 26, 2009. Within operating expenses, selling, general and administrative (“SG&A”) expenses for the quarter ended September 25, 2010 increased by $2.0 million to $43.1 million from the quarter ended September 26, 2009, and decreased as a percentage of sales from 30.1% to 26.6%. The increase in dollars is directly attributed to the acquired stores’ operating expenses. The decrease in percentage of sales is due to improved sales which have allowed the Company to leverage largely fixed costs, as well as a continued focus on cost control.

For the six months ended September 25, 2010, operating expenses increased by $6.3 million to $87.0 million from the comparable period of the prior year and were 27.2% of sales compared to 30.5%.

SG&A expenses for the six months ended September 25, 2010 increased $5.9 million to $86.2 million from the comparable period of the prior year and were 26.9% of sales as compared to 30.3%.

Operating income for the quarter ended September 25, 2010 of approximately $22.7 million increased by 29.5% as compared to operating income of approximately $17.5 million for the quarter ended September 26, 2009, and increased as a percentage of sales from 12.8% to 14.0%.

Operating income for the six months ended September 25, 2010 of approximately $45.3 million increased by 31.4% as compared to operating income of approximately $34.5 million for the six months ended September 26, 2009, and increased as a percentage of sales from 13.0% for the six months ended September 26, 2009 to 14.1% for the six months ended September 25, 2010.

Net interest expense for the quarter ended September 25, 2010 decreased by approximately $.2 million as compared to the same period in the prior year, and decreased from 1.1% to .7% as a percentage of sales for the same periods. The weighted average debt outstanding for the quarter ended September 25, 2010 decreased by approximately $14 million as compared to the quarter ended September 26, 2009, primarily related to repayments made on the Company’s Revolving Credit Facility agreement. The weighted average interest rate was relatively flat as compared to the prior year.

Net interest expense for the six months ended September 25, 2010 decreased by approximately $.7 million as compared to the same period in the prior year, and decreased .5% as a percentage of sales for the same periods. Weighted average debt decreased by approximately $7 million and the weighted average interest rate declined by approximately 90 basis points as compared to the same period of the prior year.

The effective tax rate for the quarter ended September 25, 2010 and September 26, 2009 was 38.2% and 38.1%, respectively, of pre-tax income.

The effective tax rate for the six months ended September 25, 2010 and September 26, 2009 was 38.0% and 37.9%, respectively, of pre-tax income.

Net income for the quarter ended September 25, 2010 of $13.3 million increased 33.2% from net income for the quarter ended September 26, 2009. Earnings per share on a diluted basis for the quarter ended September 25, 2010 increased 28.6%.

For the six months ended September 25, 2010, net income of $26.5 million increased 36.7% and diluted earnings per share increased 32.6%.

Capital Resources and Liquidity

Capital Resources

The Company’s primary capital requirements in fiscal year 2011 are the upgrading of facilities and systems and the funding of its store expansion program, including acquisitions of existing store chains. For the six months ended September 25, 2010, the Company’s primary capital requirements were divided between the funding of capital expenditures related to existing and greenfield stores totaling $6.6 million, and the funding of acquisitions totaling $7.1 million. Funds were provided primarily by cash flow from operations and bank financing.

The Company paid dividends of $3.7 million during the six months ended September 25, 2010. In April 2010, the Company’s Board of Directors declared its intention to pay a regular quarterly cash dividend of $.09 per common share or common share equivalent beginning with the first quarter of fiscal year 2011.

Management believes that the Company has sufficient resources available (including cash and equivalents, net cash flow from operations and bank financing) to expand its business as currently planned for the next several years.

Liquidity

In July 2005, the Company entered into a five-year, $125 million Revolving Credit Facility agreement with five banks. A sixth bank was added in June 2008. Interest only is payable monthly throughout the Credit Facility’s term. The facility included a provision allowing the Company to expand the amount of the overall facility to $160 million. Amendments in January 2007 and June 2008 were made to these amounts which increased the overall facility to $200 million and extended the expiration to January 2012. Currently, the committed sum is $163.3 million and the accordian feature is $36.7 million. Approximately $46.8 million was outstanding at September 25, 2010, including $16.8 million of outstanding letters of credit.

The Company has financed certain store properties and equipment with capital leases, which amount to $45.1 million and are due in installments through 2039.

The terms of the Credit Facility permit the payment of cash dividends not to exceed 25% of the preceding year’s net income, and allow stock buybacks subject to the Company being able to meet its existing financial covenants. The Agreement requires the maintenance of specified interest and rent coverage ratios and amounts of net worth. At September 25, 2010, the Company is in compliance with the applicable debt covenants, and does not foresee a risk of being out of compliance for the foreseeable future. These agreements permit mortgages and specific lease financing arrangements with other parties with certain limitations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from potential changes in interest rates. At September 25, 2010 and March 27, 2010, approximately 2% and 58%, respectively, of the Company’s long-term debt, excluding capital leases, was at fixed interest rates and therefore, the fair value is affected by changes in market interest rates. The Company’s cash flow exposure on floating rate debt, which is not supported by interest rate swap agreements, would result in interest expense fluctuating approximately $.3 million based upon the Company’s debt position at quarter ended September 25, 2010 and $.2 million for fiscal year ended March 27, 2010, given a 1% change in LIBOR.

The Company regularly evaluates these risks and had entered into three interest rate swap agreements, which expired in July 2010, with an aggregate notional amount of $30.0 million. These agreements limited the interest rate exposure on the Company’s floating rate debt, related specifically to the Revolving Credit Facility, via the exchange of fixed and floating rate interest payments periodically over the life of the agreements without the exchange of the underlying principal amount. The fixed rates paid by the Company under these agreements ranged from 3.27% to 3.29%.

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

Changes in internal controls

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 25, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4. Removed and Reserved

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

MONRO MUFFLER BRAKE, INC.

DATE: October 29, 2010	By	/s/ Robert G. Gross
Robert G. Gross
Chief Executive Officer and Chairman of the Board

DATE: October 29, 2010	By	/s/ Catherine D’Amico
Catherine D’Amico
Executive Vice President-Finance, Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Page No.

31.1	Certification of Robert G. Gross pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	20

31.2	Certification of Catherine D’Amico pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	21

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	22