Form 10-Q
period 2010-12-25
MONRO MUFFLER BRAKE INC
filed 2011-02-03
CIK 876427

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 25, 2010.

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

As of January 22, 2011, 30,382,487 shares of the Registrant’s Common Stock, par value $ .01 per share, were outstanding.

MONRO MUFFLER BRAKE, INC.

MONRO MUFFLER BRAKE, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	December 25, 2010	March 27, 2010
	(Dollars in thousands)
Assets
Current assets:
Cash and equivalents	$2,041	$11,180
Trade receivables	2,077	1,922
Inventories	95,619	85,817
Deferred income tax asset	8,250	7,800
Other current assets	17,654	17,373

Total current assets	125,641	124,092

Property, plant and equipment	393,189	386,238
Less – Accumulated depreciation and amortization	(194,632)	(183,492)

Net property, plant and equipment	198,557	202,746
Goodwill	98,766	90,372
Intangible assets	13,752	13,888
Other non-current assets	10,581	13,045

Total assets	$447,297	$444,143

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$2,956	$2,933
Trade payables	43,626	43,229
Federal and state income taxes payable	2,193	4,169
Accrued payroll, payroll taxes and other payroll benefits	17,037	16,730
Accrued insurance	17,755	15,595
Warranty reserves	6,273	5,510
Other current liabilities	11,202	11,211

Total current liabilities	101,042	99,377

Long-term debt	54,114	96,427
Accrued rent expense	6,506	6,473
Other long-term liabilities	4,661	4,551
Deferred income tax liability	3,074	560
Long-term income taxes payable	5,017	4,085

Total liabilities	174,414	211,473

Commitments
Shareholders’ equity:
Class C Convertible Preferred Stock, $1.50 par value, $.064 and $.096 conversion value at December 25, 2010 and March 27, 2010, respectively; 150,000 shares authorized, 32,500 shares issued and outstanding	49	49
Common Stock, $.01 par value, 45,000,000 shares authorized; 35,949,508 and 23,646,460 shares issued at December 25, 2010 and March 27, 2010, respectively	360	236
Treasury Stock, 5,577,984 and 3,682,429 shares at December 25, 2010 and March 27, 2010, respectively, at cost	(72,317)	(70,590)
Additional paid-in capital	98,726	88,377
Accumulated other comprehensive loss	(2,047)	(2,237)
Retained earnings	248,112	216,835

Total shareholders’ equity	272,883	232,670

Total liabilities and shareholders’ equity	$447,297	$444,143

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Quarter Ended Fiscal December		Nine Months Ended Fiscal December
	2010	2009	2010	2009
	(Dollars in thousands, except per share data)

Sales	$165,528	$152,729	$485,870	$417,408
Cost of sales, including distribution and occupancy costs	100,812	94,171	288,787	243,588

Gross profit	64,716	58,558	197,083	173,820

Operating, selling, general and administrative expenses	45,365	43,531	131,564	123,836
Intangible amortization	500	374	1,091	705
Loss on disposal of assets	185	402	436	522

Total operating expenses	46,050	44,307	133,091	125,063

Operating income	18,666	14,251	63,992	48,757
Interest expense, net of interest income, for the quarter of $3 in 2010 and $17 in 2009, and year-to-date of $34 in 2010 and $45 in 2009	1,183	998	3,863	4,337
Other income, net	(427)	(71)	(567)	(189)

Income before provision for income taxes	17,910	13,324	60,696	44,609
Provision for income taxes	6,852	5,417	23,103	17,289

Net income	$11,058	$7,907	$37,593	$27,320

Earnings per share:
Basic	$.37	$.27	$1.25	$.93

Diluted	$.35	$.25	$1.18	$.89

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(Dollars in thousands)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss (3)	Retained Earnings	Total

Balance at March 27, 2010	$49	$236	$(70,590)	$88,377	$(2,237)	$216,835	$232,670

Net income						37,593	37,593

Other comprehensive income:
Unrealized gain on derivatives contracts ($307 pre-tax)					190		190

							37,783

Cash dividends: Preferred ($.20 per CSE) (1) (2)						(152)	(152)
Common ($.20 per share) (2)						(6,042)	(6,042)

Tax benefit from exercise of stock options				3,837			3,837

Shares issued in connection with three-for-two stock split (see Note 2)		120				(122)	(2)

Exercise of stock options		4	(1,727)	4,679			2,956

Stock option compensation				1,833			1,833

Balance at December 25, 2010	$49	$360	$(72,317)	$98,726	$(2,047)	$248,112	$272,883

(1)	CSE – Common stock equivalent
(2)	Includes first and second quarter fiscal 2011 dividend payments of $.06 per CSE paid on both June 18, 2010 and September 17, 2010 and third quarter fiscal 2011 dividend payment of $.08 per CSE paid on December 13, 2010.
(3)	The balance related to the derivatives contracts was $(190) at March 27, 2010. There was no amount related to the derivatives contracts at December 25, 2010. The balance related to the pension liability was $(2,047) at both December 25, 2010 and March 27, 2010.

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended Fiscal December
	2010	2009
	(Dollars in thousands) Increase (Decrease) in Cash
Cash flows from operating activities:
Net income	$37,593	$27,320

Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	16,813	16,430
Loss on disposal of property, plant and equipment	436	522
Stock-based compensation expense	1,833	1,593
Excess tax benefits from share-based payment arrangements	(5,342)	(1,810)
Net change in deferred income taxes	1,953	5,722
(Increase) decrease in trade receivables	(155)	486
(Increase) decrease in inventories	(9,523)	637
(Increase) decrease in other current assets	(400)	400
Decrease in other non-current assets	2,325	689
Decrease in intangible assets	287	668
Increase in trade payables	211	4,678
Increase in accrued expenses	1,942	6,846
Increase in federal and state income taxes payable	1,861	7,056
Increase in other long-term liabilities	169	213
Increase in long-term income taxes payable	932	352

Total adjustments	13,342	44,482

Net cash provided by operating activities	50,935	71,802

Cash flows from investing activities:
Capital expenditures	(10,194)	(16,207)
Acquisitions, net of cash acquired	(10,232)
Acquisition of Tire Warehouse, net of cash acquired		(32,483)
Acquisition of Midwest Tire, net of cash acquired		(1,959)
Acquisition of Autotire, net of cash acquired		(7,312)
Acquisition of Cheshire Tire, net of cash acquired		(1,925)
Proceeds from the disposal of property, plant and equipment	114	555

Net cash used for investing activities	(20,312)	(59,331)

Cash flows from financing activities:
Proceeds from borrowings	123,589	128,665
Principal payments on long-term debt and capital lease obligations	(166,575)	(140,983)
Exercise of stock options	4,076	5,005
Excess tax benefits from share-based payment arrangements	5,342	1,810
Dividends to shareholders	(6,194)	(5,430)

Net cash used for financing activities	(39,762)	(10,933)

(Decrease) increase in cash	(9,139)	1,538
Cash at beginning of period	11,180	3,336

Cash at end of period	$2,041	$4,874

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Condensed Consolidated Financial Statements

The consolidated balance sheets as of December 25, 2010 and March 27, 2010, the consolidated statements of income for the quarters and nine months ended December 25, 2010 and December 26, 2009, the consolidated statements of cash flows for the nine months ended December 25, 2010 and December 26, 2009, and the consolidated statement of changes in shareholders’ equity for the nine months ended December 25, 2010, include Monro Muffler Brake, Inc. and its wholly owned subsidiary, Monro Service Corporation (the “Company”). These unaudited condensed consolidated financial statements have been prepared by the Company. In the opinion of management, all known adjustments (consisting of normal recurring accruals or adjustments) have been made to present fairly the financial position, results of operations and cash flows for the unaudited periods presented.

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

The Company reports its results on a 52/53 week fiscal year with the fiscal year ending on the last Saturday in March of each year. The following are the dates represented by each fiscal period reported in these condensed financial statements:

“Quarter Ended Fiscal December 2010”:	September 26, 2010 – December 25, 2010 (13 weeks)
“Quarter Ended Fiscal December 2009”:	September 27, 2009 – December 26, 2009 (13 weeks)
“Nine Months Ended Fiscal December 2010”:	March 28, 2010 – December 25, 2010 (39 weeks)
“Nine Months Ended Fiscal December 2009”:	March 29, 2009 – December 26, 2009 (39 weeks)

During the fourth quarter of fiscal 2010, the Company substantially completed the purchase price allocation for the fiscal year 2010 acquisitions. Some of the amounts previously estimated changed during the measurement period. This resulted in changes to the Consolidated Balance Sheet for previous quarters in fiscal 2010. The significant changes in estimates included a decrease in inventory of $1.4 million for the third quarter; an increase in deferred income tax assets of $1.1 million and $2.6 million for the second and third quarters, respectively; an increase in property, plant and equipment of $2.0 million and $2.5 million for the first and second quarters, respectively and a decrease of $1.7 million for the third quarter; an increase in goodwill of $10.1 million for the third quarter; an increase in intangible assets of $1.1 million, $1.7 million and $3.4 million for the first, second and third quarters, respectively; an increase in current portion of long-term debt of $1.3 million for the third quarter; and an increase in long-term debt of $3.9 million, $4.6 million and $11.4 million for the first, second and third quarters, respectively. The measurement period adjustments represent updates made to the purchase price allocation based on revisions to valuation estimates in quarters subsequent to the quarter of acquisition and initial accounting. There were no significant adjustments to the Company’s Consolidated Statement of Income.

Note 2 – Stock Split

On November 15, 2010, the Company’s Board of Directors declared a three-for-two stock split to be effected in the form of a 50% stock dividend. The stock split was effective on December 23, 2010 and shares were distributed to shareholders of record as of December 13, 2010. All basic and diluted earnings per share, average shares outstanding information and all applicable footnotes have been adjusted to reflect the aforementioned stock split.

Note 3 – Acquisitions

The Company’s acquisitions are strategic moves in its plan to fill in and expand its presence in its existing and contiguous markets, and leverage fixed operating costs such as distribution and advertising.

In the first nine months of fiscal 2011, the Company added ten retail tire and automotive repair stores located in Pennsylvania, Maine and Virginia through three acquisition transactions. Collectively, these stores produced approximately $16.3 million in sales annually based on unaudited pre-acquisition historical information. The total purchase price of these stores was approximately $10.2 million in cash and the assumption of certain liabilities. The acquisitions were financed through the Company’s existing bank facility and cash flow from operations. The results of operations of these acquired stores are included in the Company’s results from their respective acquisition dates.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In accordance with accounting guidance on business combinations, the Company expensed all costs related to these acquisitions in the first nine months of fiscal 2011. The total costs related to these acquisitions were not material to the Consolidated Statement of Income. These costs are included in the Consolidated Statement of Income under operating, selling, general and administrative expenses.

The purchase price of the acquisitions have been preliminarily allocated to the net tangible and intangible assets acquired, with the remainder recorded as goodwill on the basis of estimated fair values, as follows:

As of December 25, 2010
(Dollars in thousands)
Other current assets	$723
Intangible assets	1,243
Other non-current assets	389
Current liabilities	(500)
Other long-term liabilities	(22)

Total net identifiable assets acquired	$1,833

Total consideration transferred	$10,233
Less: total net identifiable assets acquired	1,833

Goodwill	$8,400

Intangible assets primarily consist of customer lists, a non-compete agreement and a refuse disposal agreement which are being amortized over their estimated useful lives. The weighted average useful life for these assets is approximately four years.

Note 4 – Earnings Per Share

Basic earnings per common share (EPS) amounts are computed by dividing earnings after the deduction of preferred stock dividends by the average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalents outstanding.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of basic and diluted EPS for the respective periods:

	Quarter Ended Fiscal December		Nine Months Ended Fiscal December
	2010	2009	2010	2009
	(Dollars in thousands, except per share data)
Numerator for earnings per common share calculation:
Net income	$11,058	$7,907	$37,593	$27,320
Less: Preferred stock dividends	61	35	152	137

Income available to common stockholders	$10,997	$7,872	$37,441	$27,183

Denominator for earnings per common share calculation:
Weighted average common shares, basic	30,275	29,649	30,131	29,391
Effect of dilutive securities:
Preferred stock	760	760	760	760
Stock options	880	760	856	712

Weighted average number of common shares, diluted	31,915	31,169	31,747	30,863

Basic earnings per common share:	$.37	$.27	$1.25	$.93

Diluted earnings per common share:	$.35	$.25	$1.18	$.89

The computation of diluted EPS excludes the effect of the assumed exercise of approximately 49,200 and 198,300 stock options respectively, for the three and nine months ended December 25, 2010, and 180,000 and 181,500 stock options respectively, for the three and nine months ended December 26, 2009. Such amounts were excluded as the exercise prices of these options were greater than the average market value of the Company’s common stock for those periods, resulting in an anti-dilutive effect on diluted EPS.

Note 5 – Income Taxes

In the normal course of business, the Company provides for uncertain tax positions and the related interest and penalties, and adjusts its unrecognized tax benefits and accrued interest and penalties accordingly. The total amount of unrecognized tax benefits were $6.4 million and $5.6 million, respectively at December 25, 2010 and March 27, 2010, the majority of which, if recognized, would affect the effective tax rate. As of December 25, 2010, the Company had approximately $.7 million of interest and penalties accrued related to unrecognized tax benefits.

The Company is currently under audit by certain state tax jurisdictions for the fiscal 2001 to 2010 tax years. It is reasonably possible that the examination phase of the audit for these years may conclude in the next 12 months, and that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns may change from those recorded as liabilities for uncertain tax positions in the Company’s financial statements as of December 25, 2010. However, based on the status of the examinations, it is not possible to estimate the effect of any amount of such change to previously recorded uncertain tax positions.

The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions. The Company’s fiscal 2009 and fiscal 2010 U.S. federal tax years and various state tax years remain subject to income tax examinations by tax authorities.

Note 6 – Derivative Financial Instruments

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

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

At March 27, 2010, the notional amount of derivative financial instruments, which consisted solely of three interest rate swaps used to minimize the risk and/or costs associated with changes in interest rates, was $30.0 million. These swaps matured in July 2010.

The effect of derivative financial instruments in cash flow hedge relationships on the financial statements for the three months ended December 25, 2010 and December 26, 2009 were as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified From Other Comprehensive Income into Income (Effective Portion)
	2011	2010		2011	2010
	(Dollars in thousands)			(Dollars in thousands)

Interest rate contracts	$0	$119	Interest income (expense)	$0	$(230)

The effect of derivative financial instruments in cash flow hedge relationships on the financial statements for the nine months ended December 25, 2010 and December 26, 2009 were as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified From Other Comprehensive Income into Income (Effective Portion)
	2011	2010		2011	2010
	(Dollars in thousands)			(Dollars in thousands)

Interest rate contracts	$190	$300	Interest income (expense)	$(268)	$(673)

Note 7 – Supplemental Disclosure of Cash Flow Information

The following transactions represent non-cash investing and financing activities during the periods indicated:

NINE MONTHS ENDED DECEMBER 25, 2010:

In connection with the fiscal 2011 acquisitions (Note 3), liabilities were assumed as follows:

Fair value of assets acquired	$2,354,000
Goodwill acquired	8,400,000
Cash paid, net of cash acquired	(10,232,000)

Fair value of liabilities assumed	$522,000

In connection with the accounting for income tax benefits related to the exercise of stock options, the Company decreased current liabilities and increased paid-in capital by $3,837,000.

In connection with the recording of capital leases, the Company increased both fixed assets and long-term debt by $1,065,000.

In connection with the acquisition of a store property, the Company increased fixed assets by $700,000 and decreased other current assets and other non-current assets by $161,000 and $539,000, respectively.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

In connection with the exercise of stock options and the satisfaction of tax withholding obligations by the Company’s Chief Executive Officer and other members of the Company’s Board of Directors, the Company increased current liabilities, common stock, paid-in capital and treasury stock by $1,120,000, $1,000, $606,000 and $1,727,000, respectively.

NINE MONTHS ENDED DECEMBER 26, 2009:

In connection with the fiscal 2010 acquisitions, liabilities were assumed as follows:

Fair value of assets acquired	$44,010,000
Goodwill acquired	17,459,000
Cash paid, net of cash acquired	(43,679,000)

Fair value of liabilities assumed	$17,790,000

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

Note 8 – Cash Dividend

In November 2010, the Company’s Board of Directors declared its intention to pay a regular quarterly cash dividend during the remainder of fiscal 2011 of $.08 per common share or common share equivalent, retroactively adjusted for the stock split in December 2010, beginning with the third quarter of fiscal 2011. A cash dividend of $.06 per common share or common share equivalent, retroactively adjusted for the stock split in December 2010, was paid during both of the first two quarters of fiscal 2011. However, the declaration of and any determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, capital requirements, compliance with charter and contractual restrictions, and such other factors as the Board of Directors deems relevant.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The statements contained in this Form 10-Q that are not historical facts, including (without limitation) statements made in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain statements of future expectations and other forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed. These factors include, but are not necessarily limited to, product demand, dependence on and competition within the primary markets in which the Company’s stores are located, the need for and costs associated with store renovations and other capital expenditures, the effect of economic conditions, the impact of competitive services and pricing, risks relating to integration of acquired businesses, product development, parts supply restraints or difficulties, industry regulation, risks relating to leverage and debt service (including sensitivity to fluctuations in interest rates), continued availability of capital resources and financing, the availability of vendor rebates and other factors set forth or incorporated elsewhere herein and in the Company’s other Securities and Exchange Commission filings. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

The following table sets forth income statement data of Monro Muffler Brake, Inc. (“Monro” or the “Company”) expressed as a percentage of sales for the fiscal periods indicated:

	Quarter Ended Fiscal December		Nine Months Ended Fiscal December
	2010	2009	2010	2009

Sales	100.0%	100.0%	100.0%	100.0%

Cost of sales, including distribution and occupancy costs	60.9	61.7	59.4	58.4

Gross profit	39.1	38.3	40.6	41.6

Operating, selling, general and administrative expenses	27.4	28.5	27.1	29.7

Intangible amortization	.3	.2	.2	.2

Loss on disposal of assets	.1	.3	.1	.1

Total operating expenses	27.8	29.0	27.4	30.0

Operating income	11.3	9.3	13.2	11.7

Interest expense - net	.7	.7	.8	1.0

Other income - net	(.3)	—	(.1)	—

Income before provision for income taxes	10.8	8.7	12.5	10.7

Provision for income taxes	4.1	3.5	4.8	4.1

Net income	6.7%	5.2%	7.7%	6.5%

Third Quarter and Nine Months Ended December 25, 2010 Compared To Third Quarter and Nine Months Ended December 26, 2009

Sales were $165.5 million for the quarter ended December 25, 2010 as compared with $152.7 million in the quarter ended December 26, 2009. The sales increase of $12.8 million or 8.4%, was partially due to a comparable store sales increase of 5.4%. Additionally, there was an increase of $6.9 million related to new stores, of which $6.0 million came from the fiscal year 2010 and

2011 acquisitions. Partially offsetting this was a decrease in sales from closed stores amounting to $.8 million. There were 89 selling days in the quarter ended December 25, 2010 and in the quarter ended December 26, 2009.

Sales were $485.9 million for the nine months ended December 25, 2010 as compared with $417.4 million in the nine months ended December 26, 2009. The sales increase of $68.5 million or 16.4%, was partially due to a comparable store sales increase of 5.7%. Additionally, there was an increase of $50.0 million related to new stores, of which $47.3 million came from the fiscal year 2010 and 2011 acquisitions. Partially offsetting this sales increase was a decrease in sales from closed stores amounting to $2.9 million.

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

At December 25, 2010, the Company had 783 company-operated stores and three franchised locations compared with 780 stores at December 26, 2009. During the quarter ended December 25, 2010, the Company opened four stores and closed four other stores.

Management believes that the improvement in comparable store sales resulted from several factors, including an increase in sales across most product categories. It is management’s belief that strong in-store sales execution, highly effective advertising campaigns and price increases in several product categories also contributed to the sales improvement. Comparable store traffic as well as average ticket increased over the prior year third quarter. Soft economic conditions and the related decrease in consumer spending and tightening of credit, resulting in declining automobile sales (as compared to historical levels), helped to contribute to the improved sales. Management believes that consumers are keeping their cars longer and repairing them instead of trading them in for new cars. Additionally, while consumers can and often defer repairs when the economy is weak, most repairs can only be deferred for a period of time. When customers do come in to have their vehicles repaired, it is management’s belief that they spend more on average because the problem with their vehicle has worsened due to additional wear.

Management also believes that the recent closings of dealerships by Chrysler and General Motors are driving more business to the Company’s stores as consumers look for alternative, proven, economical and more geographically convenient locations to service their automobiles.

Gross profit for the quarter ended December 25, 2010 was $64.7 million or 39.1% of sales as compared with $58.6 million or 38.3% of sales for the quarter ended December 26, 2009. The increase in gross profit for the quarter ended December 25, 2010, as a percentage of sales, is due to several factors.

Labor costs decreased slightly as a percentage of sales as compared to the prior year, largely due to a shift in mix to increased tire sales as well as improved labor efficiency as measured by sales per man hour. Additionally, distribution and occupancy costs decreased .8% as a percentage of sales from the prior year as the Company, with improved sales, was able to better leverage these largely fixed costs. Total material costs, including outside purchases, increased slightly as a percentage of sales as compared to the prior year. The shift in mix during the quarter to increased tire sales, as well as cost increases in various items such as oil and tires, were largely offset by selling price increases across the chain and increased vendor rebates recognized during the period as compared to the prior year.

Gross profit for the nine months ended December 25, 2010 was $197.1 million, or 40.6% of sales, compared with $173.8 million or 41.6% of sales for the nine months ended December 26, 2009. The year-to-date decline in gross profit as a percent of sales is largely due to the shift in mix to the lower margin tire sales category, resulting from a full year of sales from the FY10 acquired stores, including Tire Warehouse whose sales mix is almost 100% tires.

Operating expenses for the quarter ended December 25, 2010 were $46.1 million or 27.8% of sales as compared with $44.3 million or 29.0% of sales for the quarter ended December 26, 2009. Within operating expenses, selling, general and administrative (“SG&A”) expenses for the quarter ended December 25, 2010 increased by $1.8 million to $45.4 million from the quarter ended December 26, 2009, and decreased as a percentage of sales from 28.5% to 27.4%. The decrease in percentage of sales is due to improved sales which have allowed the Company to leverage largely fixed costs, as well as a continued focus on cost control.

For the nine months ended December 25, 2010, operating expenses increased by $8.0 million to $133.1 million from the comparable period of the prior year and were 27.4% of sales compared to 30.0%.

SG&A expenses for the nine months ended December 25, 2010 increased $7.7 million to $131.6 million from the comparable period of the prior year and were 27.1% of sales as compared to 29.7%.

Operating income for the quarter ended December 25, 2010 of approximately $18.7 million increased by 31.0% as compared to operating income of approximately $14.3 million for the quarter ended December 26, 2009, and increased as a percentage of sales from 9.3% to 11.3%.

Operating income for the nine months ended December 25, 2010 of approximately $64.0 million increased by 31.2% as compared to operating income of approximately $48.8 million for the nine months ended December 26, 2009, and increased as a percentage of sales from 11.7% for the nine months ended December 26, 2009 to 13.2% for the nine months ended December 25, 2010.

Net interest expense for the quarter ended December 25, 2010 increased by approximately $.2 million as compared to the same period in the prior year, and was unchanged from .7% as a percentage of sales for the same periods. The weighted average debt outstanding for the quarter ended December 25, 2010 decreased by approximately $29 million as compared to the quarter ended December 26, 2009, primarily related to repayments made on the Company’s Revolving Credit Facility agreement.

Net interest expense for the nine months ended December 25, 2010 decreased by approximately $.5 million as compared to the same period in the prior year, and decreased .2% as a percentage of sales for the same periods. Weighted average debt decreased by approximately $23 million.

The effective tax rate for the quarter ended December 25, 2010 and December 26, 2009 was 38.3% and 40.7%, respectively, of pre-tax income.

The effective tax rate for the nine months ended December 25, 2010 and December 26, 2009 was 38.1% and 38.8%, respectively, of pre-tax income.

Net income for the quarter ended December 25, 2010 of $11.1 million increased 39.9% from net income for the quarter ended December 26, 2009. Earnings per share on a diluted basis for the quarter ended December 25, 2010 increased 40.0%.

For the nine months ended December 25, 2010, net income of $37.6 million increased 37.6% and diluted earnings per share increased 32.6%.

Capital Resources and Liquidity

Capital Resources

The Company’s primary capital requirements in fiscal year 2011 are the upgrading of facilities and systems and the funding of its store expansion program, including acquisitions of existing store chains. For the nine months ended December 25, 2010, the Company’s primary capital requirements were divided between the funding of capital expenditures related to existing and greenfield stores totaling $10.2 million, and the funding of acquisitions totaling $10.2 million. Funds were provided primarily by cash flow from operations.

Management believes that the Company has sufficient resources available (including cash and equivalents, net cash flow from operations and bank financing) to expand its business as currently planned for the next several years.

The Company paid dividends of $6.2 million during the nine months ended December 25, 2010. In April 2010, the Company’s Board of Directors declared its intention to pay a regular quarterly cash dividend of $.06, retroactively adjusted for the stock split in December 2010, per common share or common share equivalent beginning with the first quarter of fiscal year 2011. In November 2010, the Company’s Board of Directors declared its intention to pay a regular quarterly cash dividend during the remainder of fiscal year 2011 of $.08 per common share or common share equivalent, retroactively restated for the stock split in December 2010, beginning with the third quarter of fiscal 2011.

Liquidity

In July 2005, the Company entered into a five-year, $125 million Revolving Credit Facility agreement with five banks. A sixth bank was added in June 2008. Interest only is payable monthly throughout the Credit Facility’s term. The facility included a provision allowing the Company to expand the amount of the overall facility to $160 million. Amendments in January 2007 and June 2008 were made to these amounts which increased the overall facility to $200 million and extended the expiration to January 2012. Currently, the committed sum is $163.3 million and the accordian feature is $36.7 million. Approximately $28.1 million was outstanding at December 25, 2010, including $16.8 million of outstanding letters of credit. The Company is currently in negotiations to renew the facility.

The Company has financed certain store properties and equipment with capital leases, which amount to $45.1 million and are due in installments through 2039.

The terms of the Credit Facility permit the payment of cash dividends not to exceed 25% of the preceding year’s net income, and allow stock buybacks subject to the Company being able to meet its existing financial covenants. The Agreement requires the maintenance of specified interest and rent coverage ratios and amounts of net worth. At December 25, 2010, the Company is in compliance with the applicable debt covenants, and does not foresee a risk of being out of compliance for the foreseeable future. These agreements permit mortgages and specific lease financing arrangements with other parties with certain limitations.

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

The Company is exposed to market risk from potential changes in interest rates. At December 25, 2010 and March 27, 2010, approximately 6% and 58%, respectively, of the Company’s long-term debt, excluding capital leases, was at fixed interest rates and therefore, the fair value of such long-term debt is affected by changes in market interest rates. The Company’s cash flow exposure on floating rate debt, which is not supported by interest rate swap agreements, would result in interest expense fluctuating approximately $.1 million based upon the Company’s debt position at quarter ended December 25, 2010 and $.2 million for fiscal year ended March 27, 2010, given a 1% change in LIBOR.

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

Changes in internal controls

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 25, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4.	Removed and Reserved

Item 6.	Exhibits

a.	Exhibits

10.72 –	Supply Agreement, by and between the Company and Ashland Consumer Markets, as successor-in-interest to the Valvoline Company, a division of Ashland, Inc., dated December 20, 2010 and effective as of December 1, 2010. *

31.1 –	Certification of Robert G. Gross pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2 –	Certification of Catherine D’Amico pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1 –	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

*	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONRO MUFFLER BRAKE, INC.

DATE: February 3, 2011	By	/s/ Robert G. Gross
Robert G. Gross
Chief Executive Officer and Chairman of the Board

DATE: February 3, 2011	By	/s/ Catherine D’Amico
Catherine D’Amico
Executive Vice President-Finance, Treasurer
and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Page No.

10.72	Supply Agreement, by and between the Company and Ashland Consumer Markets, as successor-in-interest to the Valvoline Company, a division of Ashland, Inc., dated December 20, 2010 and effective as of December 1, 2010.*	20

31.1	Certification of Robert G. Gross pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	25

31.2	Certification of Catherine D’Amico pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	26

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	27

*	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 of the Securities Exchange Act of 1934.