Form 10-K
period 2011-03-26
MONRO MUFFLER BRAKE INC
filed 2011-05-25
CIK 876427

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended March 26, 2011

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

NONE

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.    (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, September 25, 2010, was approximately $887,199,000.

As of May 13, 2011, 30,486,607 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement (to be filed pursuant to Regulation 14A) for the 2011 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III hereof.

PART I

Item 1.    Business

GENERAL

Monro Muffler Brake, Inc. (“Monro” or the “Company”) is a chain of 781 Company-operated stores (as of March 26, 2011), three franchised locations and 14 dealer-operated stores providing automotive undercar repair and tire services in the United States. At March 26, 2011, Monro operated Company stores in New York, Pennsylvania, Ohio, Connecticut, Massachusetts, West Virginia, Virginia, Maryland, Vermont, New Hampshire, New Jersey, North Carolina, South Carolina, Indiana, Rhode Island, Delaware, Maine, Illinois and Missouri primarily under the names “Monro Muffler Brake & Service”, “Tread Quarters Discount Tire”, “Mr. Tire”, “Autotire Car Care Center” and “Tire Warehouse” (together, the “Company Stores”). Company Stores typically are situated in high-visibility locations in suburban areas and small towns, as well as in major metropolitan areas. Company Stores serviced approximately 4.3 million vehicles in fiscal 2011. (References herein to fiscal years are to the Company’s year ended fiscal March [e.g., references to “fiscal 2011” are to the Company’s fiscal year ended March 26, 2011].)

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

The Company provides a broad range of services on passenger cars, light trucks and vans for brakes; mufflers and exhaust systems; and steering, drive train, suspension and wheel alignment. The Company also provides other products and services including tires and routine maintenance services including state inspections. Monro specializes in the repair and replacement of parts which must be periodically replaced as they wear out. Normal wear on these parts generally is not covered by new car warranties. The Company typically does not perform under-the-hood repair services except for oil change services, various “flush and fill” services and some minor tune-up services. The Company does not sell parts or accessories to the do-it-yourself market.

All of the Company’s stores, except Tire Warehouse stores, provide the services described above. (Tire Warehouse stores only provide tire related services and alignments.) However, a growing number of the Company’s stores are more specialized in tire replacement and service and, accordingly, have a higher mix of sales in the tire category. These stores are described below as tire stores, whereas the majority of the Company’s stores are described as service stores. (See additional discussion under “Operating Strategy”.) At March 26, 2011, there were 547 stores designated as service stores and 234 as tire stores.

The Company’s sales mix for fiscal 2011, 2010 and 2009 is as follows:

	Service Stores			Tire Stores			Total Company
	FY11	FY10	FY09	FY11	FY10	FY09	FY11	FY10	FY09
Brakes	26%	27%	27%	9%	10%	12%	18%	19%	21%
Exhaust	10	10	10	1	1	1	5	6	6
Steering	12	12	13	8	10	10	11	11	12
Tires	16	15	14	62	58	54	38	34	29
Maintenance	36	36	36	20	21	23	28	30	32

Total	100%	100%	100%	100%	100%	100%	100%	100%	100%

The Company has one wholly-owned subsidiary, Monro Service Corporation, which is a Delaware corporation qualified to do business in the states of New York, Maryland, Illinois and New Hampshire.

Monro Service Corporation holds all assets, rights, responsibilities and liabilities associated with the Company’s warehousing, purchasing, advertising, accounting, office services, payroll, cash management and certain other operations that are performed in the states of New York, Maryland, Illinois and New Hampshire. The Company believes that this structure has enhanced operational efficiency and provides cost savings.

INDUSTRY OVERVIEW

According to industry reports, demand for automotive repair services, including undercar repair and tire services, has increased due to the general increase in the number of vehicles registered, the increase in the average age of vehicles and the increased complexity of vehicles, which makes it more difficult for a vehicle owner to perform do-it-yourself repairs.

At the same time as demand for automotive repair services has grown, the number of general repair outlets has decreased, principally because fewer gas stations now perform repairs, and because there are fewer new car dealers as a result of dealership closures by car manufacturers such as Chrysler and General Motors. Monro believes that these factors present opportunities for increased sales by the Company, even though the number of specialized repair outlets (such as those operated by the Company and its direct competitors) has increased to meet the growth in demand.

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

On June 14, 2009, the Company acquired 26 Autotire Car Care Center retail tire and automotive repair stores located primarily in the St. Louis, MO market from Am-Pac Tire Distributors, Inc., a wholly-owned subsidiary of American Tire Distributors (“the Autotire Acquisition”); on September 20, 2009, the Company acquired four retail tire and automotive repair stores located in northwest Indiana from Midwest Tire & Auto Repair (“the Midwest Acquisition”); on October 4, 2009, the Company acquired 41 retail tire stores, including one that was under construction, and six franchised locations located in Maine, Massachusetts, New Hampshire, Rhode Island and Vermont, from Tire Warehouse Central, Inc. (“the Tire Warehouse Acquisition”); and on November 29, 2009, the Company acquired a retail tire and automotive repair store located in New Hampshire from Cheshire Tire Center, Inc. (“the Cheshire Acquisition”). These stores operate primarily under the Autotire, Mr. Tire and Tire Warehouse brand names, respectively. Additionally, during January 2010, the Company acquired two of the former Tire Warehouse franchise locations. These stores operate under the Tire Warehouse brand name. The Company has closed one Tire Warehouse store.

On March 28, 2010, the Company acquired five Import Export Tire retail tire and automotive repair stores located in the Pittsburgh, PA market from Import Export Tire, Co.; on June 13, 2010, the Company acquired one of the former Tire Warehouse franchise locations and an additional service store, both of which are located in Maine, from the same owner; and on November 1, 2010, the Company acquired three retail tire and automotive repair stores located in the Fredericksburg, VA market from Courthouse Tire (collectively, the “FY 2011 Acquisitions”). The tire stores, except for the franchise location that operates under the Tire Warehouse brand name, operate under the Mr. Tire brand name. The service store operates under the Monro brand name.

The total number of stores that the Company operates in BJ’s Wholesale Clubs is 35 at March 26, 2011.

As of March 26, 2011, Monro had 781 Company-operated stores, three franchised locations and 14 dealer locations located in 20 states. The following table shows the growth in the number of Company-operated stores over the last five fiscal years:

STORE ADDITIONS AND CLOSINGS

	Year Ended Fiscal March
	2011		2010		2009	2008		2007
Stores open at beginning of year	777		710		720	698		625

Stores added during year	12	(e)	79	(d)	3	31	(c)	84	(b)

Stores closed during year(a)	(8)		(12)		(13)	(9)		(11)

Stores open at end of year	781		777		710	720		698

Service (including BJ’s) stores	547		551		566	579		584

Tire stores	234		226		144	141		114

(a)	Generally, stores were closed because they failed to achieve or maintain an acceptable level of profitability or because a new Company store was opened in the same market at a more favorable location.

(b)	Includes 75 stores acquired in the ProCare Acquisition and three stores opened in BJ’s Wholesale Club locations.

(c)	Includes 11 stores acquired in the Valley Forge Acquisition, eight stores acquired in the Craven Acquisition and seven stores acquired in the Broad Elm Acquisition.

(d)

Includes 26 stores acquired in the Autotire Acquisition, four stores acquired in the Midwest Acquisition, 41 stores acquired in the Tire Warehouse Acquisition, one store acquired in the Cheshire Tire Acquisition and two franchised locations acquired.

(e)	Includes 10 stores acquired in the FY 2011 Acquisitions.

The Company plans to add approximately four new greenfield stores in fiscal 2012 and to pursue appropriate acquisition candidates.

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

As a result of extensive analysis of its historical and projected store opening strategy, the Company has established major market profiles, as defined by market awareness: mature, existing and new markets. Over the next several years, the Company expects to build a greater percentage of stores in mature and existing markets in order to capitalize on the Company’s market presence and consumer awareness. During fiscal 2011, all of the stores added (including acquired stores) were in existing markets.

The Company believes that management and operating improvements implemented over the last several fiscal years have enhanced its ability to sustain its growth. The Company has a chain-wide computerized inventory control and electronic point-of-sale (“POS”) management information system, which has increased management’s ability to monitor operations as the number of stores has grown.

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

Management believes that this software facilitates the presentation and sale of scheduled maintenance services to customers. Other enhancements include the streamlining of estimating and other processes; graphic catalogs; a feature which facilitates tire searches by size; direct mail support; appointment scheduling; customer service history; a thermometer graphic which guides store managers on the profitability of each job; the ability to view inventory of up to the closest 14 stores or warehouse; and expanded monitoring of price changes. This latter change requires more specificity on the reason for a discount, which management believes helps to control discounting. Enhancements will continue to be made to the POS system annually in an effort to increase efficiency, improve the quality and timeliness of store reporting and enable the Company to better serve its customers.

The financing to open a new greenfield service store location may be accomplished in one of three ways: a store lease for the land and building (in which case, land and building costs will be financed primarily by the lessor), a land lease with the building constructed by the Company (with building costs paid by the Company), or a land purchase with the building constructed by the Company. In all three cases, for service stores, each new store also will require approximately $190,000 for equipment (including a POS system and a truck) and approximately $55,000 in inventory. Because Monro generally does not extend credit to its customers, stores generate almost no receivables and a new store’s actual net working capital investment is nominal. Total capital required to open a new greenfield service store ranges, on average (based upon the last five fiscal years’ openings, excluding the BJ’s locations and the acquired stores), from $350,000 to $950,000 depending on the location and which of the three financing methods is used. In general, tire stores are larger and have more service bays than Monro’s traditional service stores and, as a result, construction costs are at the high end of the range of new store construction costs. Total capital required to open a new greenfield tire (leased) location costs, on average, approximately $600,000, including $220,000 for equipment and $140,000 for inventory. In instances where Monro acquires an existing business, it may pay additional amounts for intangible assets such as customer lists, covenants not-to-compete, trade names and goodwill, but generally will pay less per bay for equipment and real property.

At March 26, 2011, the Company leased the land and/or the building at approximately 71% of its store locations and owned the land and building at the remaining locations. Monro’s policy is to situate new stores in the best locations, without regard to the form of ownership required to develop the locations.

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

	Average Number of Bays	Average Square Feet	Average Inventory	Average Number of Stock Keeping Units (SKUs)
Service stores (excluding BJ’s and ProCare)	6	4,400	$104,000	2,700
Tire stores (excluding Tire Warehouse stores)	7	6,000	$157,000	1,500

Data for the acquired ProCare service stores has been excluded because the stores’ stock rooms are smaller than those in typical service stores and therefore, they generally carry less than half the amount of inventory of a typical service store.

Data for the acquired Tire Warehouse stores has been excluded because most stores have no indoor service bays. The store building houses a waiting room, storage area and an area to mount and balance tires on the car’s wheels once the wheels and tires have been removed from the car. Removal of old tires and wheels from, and installation of new tires and wheels on, customers’ cars are performed outdoors under a carport. A small number of Tire Warehouse stores have an indoor bay to perform alignments.

Stores generally are situated in high-visibility locations in suburban areas, major metropolitan areas or small towns and offer easy customer access. The typical store is open from 7:30 a.m. to 7:00 p.m. on Monday through Friday and from 7:30 a.m. to 6:00 p.m. on Saturday. A majority of store locations are also open Sundays from 9:00 a.m. to 5:00 p.m.

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

The Company has a customer survey program to monitor customer attitudes toward service quality, friendliness, speed of service, and several other factors for each store. Customer concerns are addressed by customer service and field management personnel.

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

The Company is an active member of the Automotive Maintenance & Repair Association (AMRA). AMRA is an organization of automotive retailers, wholesalers and manufacturers which was established as part of an industry-wide effort to address the ethics and business practices of companies in the automotive repair industry through the Motorist Assurance Program (MAP). Participating companies commit to improving consumer confidence and trust in the automotive repair industry by adopting “Uniform Inspection Communication Standards” (“UICS”) established by MAP. These “UICS” are available in the Company’s stores and serve to provide consistent recommendations to customers in the diagnosis and repair of a vehicle.

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

Management training courses are developed and delivered by the Company’s dedicated training department and Operations management, and are supplemented with live and on-line vendor training courses. Management training covers customer service, sales, human resources (counseling, recruiting, interviewing, etc.), leadership, scheduling, financial and operational areas, and is delivered on a regular basis. The Company believes that involving Operations management in the development and delivery of these sessions results in more relevant and actionable training for store managers, and will improve overall performance and staff retention.

The Company’s training department develops and coordinates technical training courses on critical areas of automotive repair to Company technicians (e.g. Antilock braking systems (“ABS”) brake repair, drivability, tire pressure monitoring system (“TPMS”), etc.) and also conducts required technical training to maintain compliance with state inspection licenses, where applicable, and AMRA/MAP accreditation. Additionally, the Company’s training department holds periodic in-house technical clinics for store personnel and coordinates technician attendance at technical clinics offered by the Company’s vendors. The Company has on-line repair manuals installed in all of its stores for daily reference. It also issues technical bulletins to all stores on innovative or complex repair processes, and maintains a centralized database for technical repair problems. In addition, the Company has established a telephone technical hotline to provide assistance to store personnel in resolving problems encountered while diagnosing and repairing vehicles. The help line is available during all hours of store operation. The Company also maintains a training web page that contains many resources that are available for the technicians to reference.

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

Included in maintenance services are oil change services, heating and cooling system “flush and fill” service, belt installation, fuel system service and a transmission “flush and fill” service. Additionally, most stores replace and service batteries, starters and alternators. Stores in New York, West Virginia, New Hampshire, Maryland, Rhode Island, New Jersey, Pennsylvania, North Carolina, Virginia, Missouri, Maine and Vermont also perform annual state inspections. Approximately 52% of the Company’s stores also offer air conditioning services.

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

The format of the Tire Warehouse stores, acquired in fiscal year 2010, is different from Monro’s typical service or tire stores (as described above) in that over 99% of the stores’ sales involve tire services, including the mounting and balancing of tires, and the sale of road hazard warranties, but generally excluding alignments. All stores provide the installation of wiper blades. Several stores recently began performing alignments. In fiscal 2012, the Company plans to expand the number of stores offering alignment services.

Customer Satisfaction

The Company’s vision of being the dominant Auto Service provider in the markets it serves is supported by a set of values displayed in each Company store emphasizing TRUST:

•	Total Customer Satisfaction

•	Respect, Recognize and Reward (employees who are committed to these values)

•	Unparalleled Quality and Integrity

•	Superior Value and

•	Teamwork

Also displayed in each Company store are guiding principles in support of its commitment to customer service: only present needed work; fix vehicles right the first time; complete vehicle service on time; and exceed the customer’s expectations.

Additionally, each Company-operated store operates under the following set of customer satisfaction principles: free inspection of brakes, tires, shocks, front end and exhaust systems (as applicable); item-by-item review with customers of problem areas; free written estimates; written guarantees; drive-in service without an appointment; fair and reasonable prices; a 30-day best price guarantee; and repairs by professionally trained undercar and tire specialists. (See additional discussion under “Store Operations: Quality Control and Warranties”.)

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

Centralized Control

Unlike many of its competitors, the Company operates, rather than franchises, most of its stores (except for the three Tire Warehouse franchises and 14 dealer locations). Monro believes that direct operation of stores enhances its ability to compete by providing centralized control of such areas of operations as service quality, store appearance, promotional activity and pricing. A high level of technical competence is maintained throughout the Company, as Monro requires, as a condition of employment, that employees participate in training programs to keep pace with changes in technology. Additionally, purchasing, distribution, merchandising, advertising, accounting and other store support functions are centralized primarily in the Company’s corporate headquarters in Rochester, New York, and are provided through the Company’s subsidiary, Monro Service Corporation. The centralization of these functions results in efficiencies and gives management the ability to closely monitor and control costs.

Comprehensive Training

The Company provides ongoing, comprehensive training to its store employees. Monro believes that such training provides a competitive advantage by enabling its technicians to provide quality service to its customers in all areas of undercar repair and tire service. (See additional discussion under “Store Operations: Store Personnel and Training”.)

PURCHASING AND DISTRIBUTION

The Company, through its wholly-owned subsidiary Monro Service Corporation, selects and purchases tires, parts and supplies for all Company-operated stores on a centralized basis through an automatic replenishment system. Although purchases outside the centralized system (“outside purchases”) are made when needed at the store level, these purchases are low by industry standards, and accounted for approximately 14% of all parts and tires used in fiscal 2011.

The Company’s ten largest vendors accounted for approximately 78% of its parts and tire purchases, with the largest vendor accounting for approximately 15% of total stocking purchases in fiscal 2011. The Company purchases parts and tires from approximately 100 vendors. Management believes that the Company’s relationships with vendors are excellent and that alternative sources of supply exist, at comparable cost, for substantially all parts used in the Company’s business. The Company routinely obtains bids from vendors to ensure it is receiving competitive pricing and terms.

Most parts are shipped by vendors to the Company’s primary warehouse facility in Rochester, New York, and are distributed to stores by the Company-operated tractor/trailer fleet. Stores are replenished either on a weekly or bi-weekly basis from this warehouse, and such replenishment fills, on average, 97% of all items ordered by the stores’ automatic POS-driven replenishment system. The Rochester warehouse stocks approximately 7,200 SKUs. The Company also operates warehouses in Maryland, Virginia, Illinois and New Hampshire. These warehouses carry, on average, 4,600, 1,800, 900 and 1,300 SKUs, respectively.

The Company enters into contracts with parts and tire suppliers, certain of which require the Company to buy (at market prices) up to 100% of its annual purchases of specific products. These agreements expire at various dates through November 2013. The Company believes these agreements provide it with high quality, branded merchandise at preferred pricing, along with strong marketing and training support.

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

EMPLOYEES

As of March 26, 2011, Monro had 5,005 employees, of whom 4,734 were employed in the field organization, 81 were employed at the warehouses, 164 were employed at the Company’s corporate headquarters and 26 were employed in other offices. Monro’s employees are not members of any union. The Company believes that its relations with its employees are good.

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

The Company is environmentally conscious, and takes advantage of recycling opportunities at its offices, warehouses and stores. Cardboard, plastic shrink wrap and parts’ cores are returned to the warehouse by the stores on the Company stock trucks. There, they are accumulated for sale to recycling companies or returned to parts manufacturers for credit.

SEASONALITY

Although the Company’s business is not highly seasonal, customers do purchase more undercar service during the period of March through October than the period of November through February, when miles driven tend to be lower. In the tire stores, the better sales months are typically May through August, and October through December. The slowest months are typically January through April and September. As a result, profitability is typically lower during slower sales months, or months where mix is more heavily weighted toward tires, which is a lower margin category. Additionally, since the Company’s stores are primarily located in the northeastern United States, profitability trends to be lower in the winter months when certain costs, such as utilities and snow plowing, are typically higher.

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

Item 1A.    Risk Factors

RISKS RELATED TO OUR BUSINESS

In addition to the risk factors discussed elsewhere in this annual report, the following are the important factors that could cause the Company’s actual results to differ materially from those projected in any forward looking statements:

We operate in the highly competitive automotive repair industry.

The automotive repair industry in which we operate is generally highly competitive and fragmented, and the number, size and strength of our competitors varies widely from region to region. We believe that competition in the industry is based primarily on customer service, reputation, store location, name awareness and price. Our primary competitors include national and regional undercar, tire specialty and general automotive service chains, both franchised and company-operated, car dealerships, mass merchandisers operating service centers and, to a lesser extent, gas stations, independent garages and Internet tire sellers. Some of our competitors have greater financial resources, are more geographically diverse and have better name recognition than we do, which might place us at a competitive disadvantage to those competitors. Because we seek to offer competitive prices, if our competitors reduce prices, we may be forced to reduce our prices, which could have a material adverse effect on our business, financial condition and results of operations. Further, our success within this industry also depends upon our ability to respond in a timely manner to changes in customer demands for both products and services. We cannot assure that we or any of our stores will be able to compete effectively. If we are unable to compete successfully in new and existing markets, we may not achieve our projected revenue and profitability targets.

We are subject to seasonality and cycles in the general economy that impact demand for our products and services.

Although our business is not highly seasonal, our customers typically purchase more undercar services during the period of March through October than the period of November through February, when miles driven tend to be lower. Further, customers may defer or forego vehicle maintenance at any time during periods of inclement weather. In the tire stores, the better sales months are typically May through August, and October through December. The slowest months are typically January through April and September. As a result, profitability is typically lower during slower sales months, or months where mix is more heavily weighted toward tires, which is a lower margin category.

Additionally, since the Company’s stores are primarily located in the northeastern United States, profitability trends to be lower in the winter months when certain costs, such as utilities and snow plowing, are typically higher.

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

We depend on our relationships with our vendors, including foreign sources, for certain inventory. Our business may be negatively affected by the risks associated with such relationships and international trade.

We depend on close relationships with our vendors for parts, tires and supplies and for our ability to purchase products at competitive prices and terms. Our ability to purchase at competitive prices and terms results from the volume of our purchases from these vendors. We have entered into various contracts with parts suppliers that require us to buy from them (at market prices) up to 100% of our annual purchases of specific products. These agreements expire at various dates through November 2013.

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

Further, we depend on a number of products (e.g. brake parts, tires, oil filters) produced in foreign markets. We face risks associated with the delivery of inventory originating outside the United States, including:

•	potential economic and political instability in countries where our suppliers are located,

•	increases in shipping costs,

•	transportation delays and interruptions, and

•	changes in U.S. and foreign laws affecting the importation and taxation of goods, including duties, tariffs and quotas, or changes in the enforcement of those laws.

Our industry is subject to environmental, consumer protection and other regulation.

We are subject to various federal, state and local environmental laws, building and zoning requirements, employment laws and other governmental regulations regarding the operation of our business. For example, we are subject to rules governing the handling, storage and disposal of hazardous substances contained in some of the products such as motor oil that we sell and use at our stores, the recycling of batteries, tires and used lubricants, and the ownership and operation of real property. These laws and regulations can impose fines and criminal sanctions for violations and require the installation of pollution control equipment or operational changes to decrease the likelihood of accidental hazardous substance releases. Accordingly, we could become subject to material liabilities relating to the investigation and cleanup of contaminated properties, and to claims alleging personal injury or property damage as a result of exposure to, or release of, hazardous substances. In addition, stricter interpretation of existing laws and regulations, new laws and regulations, the discovery of previously unknown contamination or the imposition of new or increased requirements could require us to incur costs or become the basis of new or increased liabilities that could have a material adverse effect on our business, financial condition and results of operations.

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

We are involved in litigation from time to time arising from the operation of our business and, as such, we could incur substantial judgments, fines, legal fees or other costs.

We are sometimes the subject of complaints or litigation from customers, employees or other third parties for various actions. From time to time, we are involved in litigation involving claims related to, among other things, breach of contract, tortious conduct and employment law matters, including payment of wages. The damages sought against us in some of these litigation proceedings are substantial. Although we maintain liability insurance for some litigation claims, if one or more of the claims were to greatly exceed our insurance coverage limits or if our insurance policies do not cover a claim, this could have a material adverse affect on our business, financial condition, results of operations and cash flows.

We rely extensively on computer systems to process transactions, summarize results and manage our business. Disruptions in these systems could harm our ability to run our business.

Given the number of individual transactions we have each year, it is critical that we maintain uninterrupted operation of our computer and communications hardware and software systems. Our systems could be subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, including breaches of our transaction processing or other systems that result in the compromise of confidential customer data, catastrophic events such as fires, tornadoes and hurricanes, and usage errors by our employees. If our systems are breached, damaged or cease to function properly, we may have to make a significant investment to fix or replace them, we may suffer interruptions in our operations in the interim, we may face costly litigation, and our reputation with our customers may be harmed. Any material interruption in our computer operations may have a material adverse effect on our business or results of operations. The risk of disruption is increased in periods where complex and significant systems changes are undertaken.

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

In addition, a significant increase in our leverage could have the following risks:

•	our ability to obtain additional financing for working capital, capital expenditures, store renovations, acquisitions or general corporate purposes may be impaired in the future;

•

our failure to comply with the financial and other restrictive covenants governing our debt, which, among other things, require us to comply with certain financial ratios and limit our ability to incur additional debt and sell assets, could result in an event of default that, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations; and

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

Our senior executives are important to our success because they have been instrumental in setting our strategic direction, operating our business, identifying, recruiting and training key personnel, identifying expansion opportunities and arranging necessary financing. Losing the services of any of these individuals could adversely affect our business until a suitable replacement could be found. It may be difficult to replace them quickly with executives of equal experience and capabilities. Although we have employment agreements with selected executives, we cannot prevent them from terminating their employment with us. Other executives are not bound by employment agreements with us.

New accounting guidance or changes in the interpretation or application of existing accounting guidance could affect our financial performance adversely.

New accounting guidance may require systems and other changes that could increase our operating costs and/or change our financial statements. For example, implementing future accounting guidance related to leases, contingencies, and other areas impacted by the current convergence project between the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) could require us to make significant changes to our lease management system or other accounting systems, and could result in changes to our financial statements. Additionally, implementing future accounting guidance related to leases or other items could potentially impact certain performance metrics and financial ratios, and potentially require the renegotiation of debt covenants.

Unanticipated changes in the interpretation or application of existing accounting guidance could result in material charges or restatements of our financial statements, which may further result in litigation or regulatory actions which could have an adverse effect on our financial condition and results of operations.

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

Of Monro’s 781 Company-operated stores at March 26, 2011, 228 were owned, 433 were leased and for 120, the land only was leased. In general, the Company leases store sites for a ten-year period with several five-year renewal options. Giving effect to all renewal options, approximately 54% of the leases (300 stores) expire after 2021. Certain of the leases provide for contingent rental payments if a percentage of annual gross sales exceeds the base fixed rental amount. The highest contingent percentage rent of any lease is 6.75%, and no such lease has adversely affected profitability of the store subject thereto. An officer of the Company or members of his family are the lessors, or have interests in entities that are the lessors, with respect to six of the leases. No related party leases, other than the six assumed as part of the Mr. Tire Acquisition in March 2004, have been entered into, and no new related party leases are contemplated.

As of March 26, 2011, there was $.7 million outstanding under a mortgage held by the City of Rochester, New York, secured by the land on which the headquarters office and warehouse is located.

Item 3.    Legal Proceedings

The Company currently and from time to time is involved in litigation incidental to the conduct of its business, including employment-related litigation arising from claims by current and former employees. Although the Company diligently defends against these claims, it may enter into discussions regarding settlement of these and other lawsuits, and may enter into settlement agreements, if management believes settlement is in the best interests of the Company and its shareholders. Although the amount of liability that may result from these matters cannot be ascertained, management does not currently believe that, in the aggregate, they will result in liabilities material to the Company’s financial condition or results of operations.

Item 4.    Reserved

Part II

Item 5.    Market for the Company’s Common Equity and Related Stockholder Matters

MARKET INFORMATION

The Common Stock is traded on the NASDAQ Stock Market LLC under the symbol “MNRO”. The following table sets forth, for the Company’s last two fiscal years, the range of high and low sales prices on the NASDAQ Stock Market LLC for the Common Stock (1):

	Fiscal 2011		Fiscal 2010
Quarter Ended	High	Low	High	Low
June	$26.57	$23.29	$19.60	$15.13
September	$31.37	$24.33	$21.64	$15.85
December	$36.49	$29.88	$23.23	$18.58
March	$35.97	$30.55	$25.25	$20.77

(1)	Adjusted for the three-for-two stock split that became effective on December 23, 2010.

HOLDERS

At May 13, 2011, the Company’s Common Stock was held by approximately 5,200 shareholders of record or through nominee or street name accounts with brokers.

EQUITY COMPENSATION PLAN INFORMATION

As of March 26, 2011, the Company maintained stock option plans under which employees and non-employee directors could be granted Common Stock options to purchase shares of the Company’s Common Stock. The following table contains information relating to such plans as of March 26, 2011.

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	2,525,678	$19.35	931,007
Equity compensation plans not approved by security holders

Total	2,525,678	$19.35	931,007

DIVIDENDS

On November 15, 2010, the Company’s Board of Directors declared a three-for-two stock split to be effected in the form of a 50% stock dividend (“the December 2010 stock split”). The stock split was distributed on December 23, 2010 to shareholders of record as of December 13, 2010. Information regarding the number of shares of Common Stock outstanding, as set forth in the Form 10-K, reflect the impact of this stock split.

In May 2009 and April 2010, the Company’s Board of Directors declared its intention to pay a regular quarterly cash dividend of $.05 and $.06 per common share or common share equivalent, as retroactively adjusted for the December 2010 stock split, beginning with the first quarter of fiscal 2010 and 2011, respectively.

In November 2010, the Company’s Board of Directors declared its intention to pay a regular quarterly cash dividend during the remainder of fiscal 2011 of $.08 per common share or common share equivalent, as retroactively adjusted for the December 2010 stock split, beginning with the third quarter of fiscal 2011.

However, the declaration of and determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, capital requirements, compliance with charter and contractual restrictions, and such other factors as the Board of Directors deems relevant.

PERFORMANCE GRAPH

Set forth below is a line-graph presentation comparing the cumulative shareholder return on the Company’s Common Stock, on an indexed basis, against the cumulative total returns of the S & P Industrials and the S & P Retail Stores-Specialty Index for the sixty month period from March 25, 2006 to March 26, 2011 (March 25, 2006 = 100):

	3/06	3/07	3/08	3/09	3/10	3/11
Monro Muffler Brake, Inc.	100.00	95.22	69.50	113.89	150.46	210.54
S & P Industrials	100.00	106.99	113.90	56.36	97.41	118.73
S & P Specialty Stores	100.00	107.40	73.66	48.66	76.61	71.42

Item 6.    Selected Financial Data

The following table sets forth selected financial and operating data of the Company for each year in the five-year period ended March 26, 2011. The financial data and certain operating data have been derived from the Company’s audited financial statements. This data should be read in conjunction with the financial statements and related notes included under Item 8 of this report and in conjunction with other financial information included elsewhere in this Form 10-K.

		Year Ended Fiscal March
		2011	2010	2009	2008	2007
		(Amounts in thousands, except per share data)
	Income Statement Data:
	Sales	$636,678	$564,639	$476,106	$439,389	$417,226
	Cost of sales, including distribution and occupancy costs	379,166	333,465	284,640	264,783	250,804

	Gross profit	257,512	231,174	191,466	174,606	166,422
	Operating, selling, general and administrative expenses	176,969	169,896	148,374	137,338	126,660
	Intangible amortization	1,379	894	490	564	1,051
	Loss (gain) on disposal of assets	779	1,148	(1,061)	(1,670)	(2,846)

	Total operating expenses	179,127	171,938	147,803	136,232	124,865

	Operating income	78,385	59,236	43,663	38,374	41,557
	Interest expense, net	5,095	6,090	5,979	5,753	4,564
	Other (income) expense, net	(647)	(279)	(430)	(799)	2,529

	Income before provision for income taxes	73,937	53,425	38,114	33,420	34,464
	Provision for income taxes	28,096	20,234	14,026	11,499	12,193

	Net income	$45,841	$33,191	$24,088	$21,921	$22,271

Earnings per share	Basic(a)(b)	$1.52	$1.12	$0.85	$0.73	$0.71

	Diluted(a)(b)	$1.44	$1.07	$0.80	$0.67	$0.65

	Weighted average number of Common Stock and equivalents
	Basic(b)	30,200	29,508	28,255	30,036	31,226

	Diluted(b)	31,807	30,978	30,149	32,806	34,317

	Cash dividends per common share or common share equivalent(b)(c)	$.28	$.23	$.16	$.15	$.11

	Selected Operating Data:(d)
	Sales growth:
	Total	12.8%	18.6%	8.4%	5.3%	13.2%
	Comparable store(e)	4.2%	7.2%	6.7%	1.2%	3.2%
	Stores open at beginning of year	777	710	720	698	625

	Stores open at end of year	781	777	710	720	698

	Capital expenditures(f)	$17,507	$21,333	$23,637	$20,574	$22,319

	Balance Sheet Data (at period end):
	Net working capital	$19,343	$24,715	$30,389	$34,562	$29,338
	Total assets	451,840	444,143	376,866	370,469	339,758
	Long-term obligations	41,990	96,427	97,098	122,585	52,525
	Shareholders’ equity	280,249	232,670	194,291	174,848	215,119

(a)	See Note 10 for calculation of basic and diluted earnings per share.

(b)

Adjusted in fiscal years 2007-2010 for the effect of the Company’s December 2010 three-for-two stock split. In addition, fiscal year 2007 was adjusted for the effect of the Company’s October 2007 stock split.

(c)	All years include four dividend payments other than fiscal year 2010 which has five payments/accruals due to timing.

(d)	Includes Company-operated stores only — no dealer or franchise locations.

(e)	Comparable store sales data is calculated based on the change in sales of only those stores open as of the beginning of the preceding fiscal year.

(f)	Amount does not include the funding of the purchase price related to acquisitions.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth income statement data of the Company expressed as a percentage of sales for the fiscal years indicated:

	Year Ended Fiscal March
	2011	2010	2009
Sales	100.0%	100.0%	100.0%
Cost of sales, including distribution and occupancy costs	59.6	59.1	59.8

Gross profit	40.4	40.9	40.2

Operating, selling, general and administrative expenses	27.8	30.1	31.2
Intangible amortization	.2	.2	.1
Loss (gain) on disposal of assets	.1	.2	(.2)

Total operating expenses	28.1	30.5	31.1

Operating income	12.3	10.5	9.2
Interest expense, net	.8	1.1	1.3
Other income, net	(.1)	—	(.1)

Income before provision for income taxes	11.6	9.5	8.0
Provision for income taxes	4.4	3.6	2.9

Net income	7.2%	5.9%	5.1%

FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not historical facts, including (without limitation) statements made in this Item and in “Item 1 — Business”, may contain statements of future expectations and other forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed. These factors include, but are not necessarily limited to, product demand, dependence on and competition within the primary markets in which the Company’s stores are located, the need for and costs associated with store renovations and other capital expenditures, the effect of economic conditions, the impact of competitive services and pricing, product development, parts supply restraints or difficulties, industry regulation, risks relating to leverage and debt service (including sensitivity to fluctuations in interest rates), continued availability of capital resources and financing, risks relating to litigation, risks relating to integration of acquired businesses, the risks set forth in “Item 1A. Risk Factors” and other factors set forth or incorporated elsewhere herein and in the Company’s other SEC filings. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

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

The Company has one reporting unit that is not at risk. The goodwill impairment test consists of a two-step process, if necessary. The first step is to compare the fair value of the Company’s invested capital to the book value of its invested capital. If the fair value is less than its carrying value, the second step of the impairment test must be performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill.

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

RESULTS OF OPERATIONS

Overview

The Company experienced strong comparable store sales in both of its fiscal years 2011 and 2010.

Management believes that the improvement in comparable store sales resulted from several factors, including an increase in sales across most product categories. It is management’s belief that strong in-store sales execution, highly effective advertising campaigns and price increases in all product categories also contributed to the sales improvement. Comparable store traffic as well as average ticket increased over the prior year as well. Soft economic conditions and the related decrease in consumer spending and tightening of credit, resulting in declining automobile sales (as compared to historical levels), helped to contribute to the improved sales. Management believes that consumers are keeping their cars longer and repairing them instead of trading them in for new cars. Additionally, while consumers can and often defer repairs when the economy is weak, most repairs can only be deferred for a period of time. When customers do come in to have their vehicles repaired, it is management’s belief that they spend more on average because the problem with their vehicle has worsened due to additional wear.

Management also believes that the closings of dealerships by Chrysler and General Motors are driving more business to the Company’s stores as consumers look for alternative, proven, economical and more geographically convenient locations to service their automobiles.

Fiscal 2011 As Compared To Fiscal 2010

Sales for fiscal 2011 increased $72.1 million or 12.8% to $636.7 million as compared to $564.6 million in fiscal 2010. The increase was partially due to a comparable store sales increase of 4.2%. Additionally, there was an increase of $54.6 million related to new stores, of which $41.2 million and $10.3 million came from the fiscal 2010 and fiscal 2011 acquisitions, respectively. Partially offsetting this was a decrease in sales from closed stores amounting to $3.5 million. There were 361 selling days in both fiscal 2011 and 2010.

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

During the year, 12 stores were added and eight were closed. At March 26, 2011, the Company had 781 Company-operated stores in operation.

Gross profit for fiscal 2011 was $257.5 million or 40.4% of sales as compared with $231.2 million or 40.9% of sales for fiscal 2010. The decline in gross profit as a percent of sales is largely due to the shift in mix to the lower margin tire sales category, resulting from a full year of sales from the fiscal 2010 acquired stores, including Tire Warehouse whose sales mix is almost 100% tires.

Labor costs decreased slightly as a percentage of sales as compared to the prior year, largely due to a shift in mix to increased tire sales as well as improved labor efficiency as measured by sales per man hour.

Distribution and occupancy costs also decreased slightly as a percentage of sales from the prior year as the Company, with improved sales, was able to better leverage these largely fixed costs.

Total material costs, including outside purchases, increased as a percentage of sales as compared to the prior fiscal year, largely due to the shift in mix to increased tire sales, as well as cost increases in various items such as oil and tires. These increases were partially offset by selling price increases across the chain and increased vendor rebates recognized as compared to the prior year.

Operating expenses for fiscal 2011 were $179.1 million or 28.1% of sales compared with $171.9 million or 30.5% of sales for fiscal 2010. Within operating expenses, selling, general and administrative (“SG&A”) expenses for fiscal 2011 increased by $7.1 million to $177.0 million from fiscal 2010, and were 27.8% of sales, compared with 30.1% in the prior year. The Company experienced meaningful leverage in this line through focused cost control on increased sales.

Over $7.3 million in SG&A expense is directly attributed to increased direct store expenses such as manager pay, advertising and supplies related to the fiscal 2011 acquisition stores and a full year of expenses for the fiscal 2010 acquisition stores. In addition, advertising expense, in connection with the Company’s focused efforts to drive traffic, gain market share and improve comparable store sales, and other direct store expenses increased by $2.7 million. Other drivers of the dollar increases in SG&A expenses in fiscal 2011 in both store direct and store support costs were: store manager pay and related benefits increased by approximately $1.0 million, attributable to raises and increased incentives in fiscal 2011 due to improved store performance as compared to the prior year. Store support costs decreased by approximately $3.9 million including decreased workers compensation and health care costs, partially offset by increased management compensation expense as compared to the prior year. Management bonus expense was up due to the Company attaining higher profit goals for fiscal 2011 and thus earning higher bonuses.

Intangible amortization for fiscal 2011 increased $.5 million to $1.4 million from fiscal 2010, and remained flat at .2% of sales as compared to the prior year. The increase is due primarily to a full year of amortization expense for the fiscal 2010 acquisitions.

Operating income in fiscal 2011 of $78.4 million increased 32.3% compared to operating income in fiscal 2010, and increased as a percentage of sales from 10.5% to 12.3%.

Net interest expense for fiscal 2011 decreased by approximately $1.0 million as compared to the same period in the prior year, and decreased from 1.1% to 0.8% as a percentage of sales for the same periods. The weighted average debt outstanding for the year ended March 26, 2011 decreased by approximately $32.9 million from fiscal 2010, primarily related to a decrease in debt outstanding under the Company’s Revolving Credit Facility agreement. The weighted average interest rate increased by approximately 130 basis points in fiscal 2011 due to a shift to a larger percentage of debt (capital lease vs. revolver) outstanding at a higher rate.

The Company’s effective tax rate was 38.0% and 37.9%, respectively, of pre-tax income in fiscal 2011 and 2010.

Net income for fiscal 2011 increased by $12.7 million, or 38.1%, from $33.2 million in fiscal 2010, to $45.8 million in fiscal 2011, and earnings per diluted share increased by 34.6% from $1.07 to $1.44 due to the factors discussed above.

Fiscal 2010 As Compared To Fiscal 2009

Sales for fiscal 2010 increased $88.5 million or 18.6% to $564.6 million as compared to $476.1 million in fiscal 2009. The increase was partially due to a comparable store sales increase of 7.2%. The former Craven and Valley Forge stores acquired in July 2007 and the former Broad Elm stores acquired in January 2008 are now included in comparable store sales numbers. Additionally, there was an increase of $64.0 million related to new stores, of which $58.5 million came from the FY 2010 Acquisitions. Partially offsetting this was a decrease in sales from closed stores amounting to $7.6 million. There were 361 selling days in both fiscal 2010 and fiscal 2009. Selling days are defined as days other than Easter, Thanksgiving and Christmas.

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

Net income for fiscal 2010 increased by $9.1 million, or 37.8%, from $24.1 million in fiscal 2009, to $33.2 million in fiscal 2010, and earnings per diluted share increased by 33.8% from $.80 to $1.07 due to the factors discussed above.

CAPITAL RESOURCES, CONTRACTUAL OBLIGATIONS AND LIQUIDITY

Capital Resources

The Company’s primary capital requirements for fiscal 2011 were divided among the funding of acquisitions for $10.2 million, as well as the upgrading of facilities and systems and funding of its store expansion program totaling $17.5 million. In fiscal 2010, the Company’s primary capital requirements involved the funding of acquisitions for $46.1 million, as well as the upgrading of facilities and systems and the funding of its store expansion program totaling $21.3 million. Included in fiscal 2010 capital expenditures was $7.5 million spent to acquire nine store properties previously under lease agreements. In both fiscal years 2011 and 2010, capital requirements were primarily met by cash flow from operations.

In fiscal 2012, the Company intends to open approximately four new stores. Total capital required to open a new service store ranges, on average (excluding the acquired stores and BJ’s locations), from $350,000 to $950,000 depending on whether the store is leased, owned or land leased. Total capital required to open a new greenfield tire (leased) location costs, on average, approximately $600,000, including $220,000 for equipment and $140,000 for inventory.

The Company paid dividends of $8.7 million in fiscal 2011. In May 2011, the Company’s Board of Directors declared its intention to pay a regular quarterly cash dividend of $.08 per common share or common share equivalent beginning with the first quarter of fiscal year 2012.

On May 10, 2011, the Company signed a definitive asset purchase agreement to acquire 24 retail tire and automotive repair stores from Vespia Tire Centers, Inc. (“Vespia”). The transaction is expected to close June 5, 2011. The Vespia stores are located in Pennsylvania and New Jersey. These stores will operate under the Mr. Tire name. The acquisition will be financed through the Company’s existing bank facility.

The Company also plans to continue to seek suitable acquisition candidates. Management believes that the Company has sufficient resources available (including cash flow from operations and bank financing) to expand its business as currently planned for the next several years.

Contractual Obligations

Payments due by period under long-term debt, other financing instruments and commitments are as follows:

	Total	Within 1 Year	Within 2 to 3 Years	Within 4 to 5 Years	After 5 Years
	(Dollars in thousands)
Long-term debt	$10,722	$10,062	$0	$660	$0
Capital lease commitments	44,301	2,971	6,801	6,306	28,223
Operating lease commitments	105,373	26,623	41,332	22,429	14,989

Total	$160,396	$39,656	$48,133	$29,395	$43,212

Liquidity

In July 2005, the Company entered into a five-year, $125 million Revolving Credit Facility agreement with five banks. A sixth bank was added in June 2008. Interest only is payable monthly throughout the Credit Facility’s term. The facility included a provision allowing the Company to expand the amount of the overall facility to $160 million. Amendments in January 2007 and June 2008 were made to these amounts which increased the overall facility to $200 million. Currently, the committed sum is $163.3 million and the accordion feature is $36.7 million. There was $10.1 million outstanding at March 26, 2011. The facility expires in January 2012. The Company was in compliance with all debt covenants at March 26, 2011.

In anticipation of the expiration of its existing facility, the Company has received commitments for a new five-year $175 million Revolving Credit Facility with seven banks. The Company expects to sign the new agreement by May 31, 2011. The facility includes a provision allowing the Company to expand the amount of the overall facility to $250 million.

The terms of the new Credit Facility permit the payment of cash dividends not to exceed 50% of the preceding year’s net income, and allow stock buybacks subject to the Company being able to meet its existing financial covenants. The agreement requires the maintenance of specified interest and rent coverage ratios. The agreement permits mortgages and specific lease financing arrangements with other parties with certain limitations.

The Credit Facility is not secured by the Company’s real property, although the Company has agreed not to encumber its real property, with certain permissible exceptions.

Within the aforementioned $175 million Revolving Credit Facility, the Company has available a sub-facility of $40 million for the purpose of issuing standby letters of credit. The line requires fees aggregating 1.125% annually of the face amount of each standby letter of credit, payable quarterly in arrears. There were $16.8 million in outstanding letters of credit at March 26, 2011.

In addition, the Company has financed certain store properties and vehicles with capital leases, which amount to $44.3 million and are due in installments through 2039.

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

FINANCIAL ACCOUNTING STANDARDS

See “Recent Accounting Pronouncements” in Note 1 to the consolidated financial statements for a discussion of the impact of recently issued accounting standards on the Company’s consolidated financial statements as of March 26, 2011 and for the year then ended, as well as the expected impact on the Company’s consolidated financial statements for future periods.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from potential changes in interest rates. At year end March 2011 and 2010, approximately 6% and 58%, respectively, of the Company’s debt financing, excluding capital leases, was at fixed interest rates and therefore, the fair value of such debt financing is affected by changes in market interest rates. The Company’s cash flow exposure on floating rate debt, which is not supported by interest rate swap agreements, would result in interest expense fluctuating approximately $.1 million based upon the Company’s debt position at fiscal year ended March 26, 2011 and $.2 million for fiscal year ended March 27, 2010, given a 1% change in LIBOR.

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

Debt financing, including current portion, had a carrying amount of $10.7 million and a fair value of $10.7 million as of March 26, 2011, as compared to a carrying amount of $52.7 million and a fair value of $52.6 million as of March 27, 2010.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Monro Muffler Brake, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Monro Muffler Brake, Inc. and its subsidiary at March 26, 2011 and March 27, 2010, and the results of its operations and its cash flows for each of the three years in the period ended March 26, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 26, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Rochester, New York

May 25, 2011

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 26, 2011	March 27, 2010
	(Dollars in thousands)
Assets
Current assets:
Cash and equivalents	$2,670	$11,180
Trade receivables	1,821	1,922
Inventories	98,964	85,817
Deferred income tax asset	8,667	7,800
Other current assets	16,661	17,373

Total current assets	128,783	124,092

Property, plant and equipment	398,524	386,238
Less – Accumulated depreciation and amortization	(197,928)	(183,492)

Net property, plant and equipment	200,596	202,746

Goodwill	98,535	90,372
Intangible assets	13,506	13,888
Other non-current assets	10,420	13,045

Total assets	$451,840	$444,143

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$13,033	$2,933
Trade payables	41,301	43,229
Federal and state income taxes payable	1,132	4,169
Accrued payroll, payroll taxes and other payroll benefits	16,825	16,730
Accrued insurance	21,095	15,595
Warranty reserves	6,254	5,510
Other current liabilities	9,800	11,211

Total current liabilities	109,440	99,377

Long-term debt	41,990	96,427
Accrued rent expense	6,476	6,473
Other long-term liabilities	4,617	4,551
Deferred income tax liability	4,353	560
Long-term income taxes payable	4,715	4,085

Total liabilities	171,591	211,473

Commitments
Shareholders’ equity:
Class C Convertible Preferred Stock, $1.50 par value, $.064 and $.096 conversion value at March 26, 2011 and March 27, 2010, respectively; 150,000 shares authorized, 32,500 shares issued and outstanding	49	49
Common Stock, $.01 par value, 45,000,000 shares authorized; 36,038,664 and 23,646,460 shares issued at March 26, 2011 and March 27, 2010, respectively	360	236
Treasury Stock, 5,577,984 and 3,682,429 shares at March 26, 2011 and March 27, 2010, respectively, at cost	(72,317)	(70,590)
Additional paid-in capital	99,871	88,377
Accumulated other comprehensive loss	(1,578)	(2,237)
Retained earnings	253,864	216,835

Total shareholders’ equity	280,249	232,670

Total liabilities and shareholders’ equity	$451,840	$444,143

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended Fiscal March
	2011	2010	2009
	(Amounts in thousands, except per share data)

Sales	$636,678	$564,639	$476,106
Cost of sales, including distribution and occupancy costs	379,166	333,465	284,640

Gross profit	257,512	231,174	191,466

Operating, selling, general and administrative expenses	176,969	169,896	148,374
Intangible amortization	1,379	894	490
Loss (gain) on disposal of assets	779	1,148	(1,061)

Total operating expenses	179,127	171,938	147,803

Operating income	78,385	59,236	43,663

Interest expense, net of interest income of $39 in 2011, $68 in 2010 and $32 in 2009	5,095	6,090	5,979
Other income, net	(647)	(279)	(430)

Income before provision for income taxes	73,937	53,425	38,114
Provision for income taxes	28,096	20,234	14,026

Net income	$45,841	$33,191	$24,088

Earnings per share:
Basic	$1.52	$1.12	$.85

Diluted	$1.44	$1.07	$.80

Weighted average number of common shares outstanding used in computing earnings per share:
Basic	30,200	29,508	28,255

Diluted	31,807	30,978	30,149

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Class C Convertible Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(Dollars in thousands)
Balance at March 29, 2008	$97	$217	$(62,160)	$66,756	$171,120	$(1,182)	$174,848
Net income					24,088		24,088
Other comprehensive loss
Unrealized loss on derivatives contracts ($1,008 pre-tax)(2)						(625)	(625)
Pension liability adjustment ($2,602 pre-tax)(1)						(1,678)	(1,678)

Total comprehensive income							21,785
Dividends:
Preferred ($.16 per CSE)(3)					(213)		(213)
Common ($.16 per share)					(4,487)		(4,487)
Tax benefit from exercise of stock options				2,266			2,266
Conversion of Class C preferred stock	(48)	5		43			0
Exercise of stock options(5)		8	(5,294)	3,648			(1,638)
Stock option compensation				1,730			1,730

Balance at March 28, 2009	49	230	(67,454)	74,443	190,508	(3,485)	194,291
Net income					33,191		33,191
Other comprehensive income
Unrealized gain on derivatives contracts ($702 pre-tax)(2)						435	435
Pension liability adjustment ($1,311 pre-tax)(1)						813	813

Total comprehensive income							34,439
Dividends:
Preferred ($.23 per CSE)(3)(4)					(172)		(172)
Common ($.23 per share)(4)					(6,692)		(6,692)
Tax benefit from exercise of stock options				2,990			2,990
Exercise of stock options(5)		6	(3,136)	8,967			5,837
Stock option compensation				1,977			1,977

Balance at March 27, 2010	49	236	(70,590)	88,377	216,835	(2,237)	232,670
Net income					45,841		45,841
Other comprehensive income
Unrealized gain on derivatives contracts ($306 pre-tax)(2)						190	190
Pension liability adjustment ($756 pre-tax)(1)						469	469

Total comprehensive income							46,500
Dividends:
Preferred ($.28 per CSE)(3)					(213)		(213)
Common ($.28 per share)					(8,477)		(8,477)
Tax benefit from exercise of stock options				3,531			3,531
Exercise of stock options(5)		4	(1,727)	5,670			3,947
Shares issued in connection with three-for-two stock split (See Note 1)		120		(6)	(122)		(8)
Stock option compensation				2,299			2,299

Balance at March 26, 2011	$49	$360	$(72,317)	$99,871	$253,864	$(1,578)	$280,249

(1)	The balance related to the pension liability was $(1,578), $(2,047) and $(2,860), respectively, at March 26, 2011, March 27, 2010 and March 28, 2009.
(2)	The balance related to the derivatives contracts was $0, $(190) and $(625), respectively, at March 26, 2011, March 27, 2010 and March 28, 2009.
(3)	CSE – Common stock equivalent
(4)	Includes five payments/accruals due to timing.
(5)	Includes the receipt of treasury stock in connection with the exercise of stock options and to partially satisfy tax withholding obligations.

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended Fiscal March
	2011	2010	2009
	(Dollars in thousands)
	Increase (Decrease) in Cash
Cash flows from operating activities:
Net income	$45,841	$33,191	$24,088

Adjustments to reconcile net income to net cash provided by operating activities - Depreciation and amortization	22,803	22,505	20,429
Stock-based compensation expense	2,299	1,977	1,730
Excess tax benefits from share-based payment arrangements	(5,839)	(2,367)	(2,856)
Net change in deferred income taxes	2,551	1,004	2,603
Loss (gain) on disposal of property, plant and equipment	779	1,148	(1,061)
Decrease in trade receivables	101	671	65
Increase in inventories	(12,887)	(655)	(5,260)
Decrease in other current assets	974	3,538	569
Decrease (increase) in other non-current assets	2,846	404	(791)
(Decrease) increase in trade payables	(2,349)	8,348	7,183
Increase in accrued expenses	3,374	7,266	3,360
Increase in federal and state income taxes payable	501	8,457	70
Increase (decrease) in other long-term liabilities	97	36	(1,606)
Increase in long-term income taxes payable	630	1,004	61

Total adjustments	15,880	53,336	24,496

Net cash provided by operating activities	61,721	86,527	48,584

Cash flows from investing activities:
Capital expenditures	(17,507)	(21,333)	(23,637)
Acquisitions, net of cash acquired	(10,193)	(46,103)
Proceeds from the disposal of property, plant and equipment	143	780	1,969

Net cash used for investing activities	(27,557)	(66,656)	(21,668)

Cash flows from financing activities:
Proceeds from borrowings	173,998	166,301	127,759
Principal payments on long-term debt and capital lease obligations	(218,888)	(181,894)	(153,329)
Exercise of stock options	5,067	6,629	1,726
Excess tax benefits from share-based payment arrangements	5,839	2,367	2,856
Dividends paid	(8,690)	(5,430)	(4,700)

Net cash used for financing activities	(42,674)	(12,027)	(25,688)

(Decrease) increase in cash	(8,510)	7,844	1,228
Cash at beginning of year	11,180	3,336	2,108

Cash at end of year	$2,670	$11,180	$3,336

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES

Background

Monro Muffler Brake, Inc. and its wholly owned subsidiary, Monro Service Corporation (the “Company”), is engaged principally in providing automotive undercar repair services in the United States. The Company had 781 Company-operated stores, three franchised locations and 14 dealer-operated automotive repair centers located primarily in the northeast region of the United States as of March 26, 2011. The Company’s operations are organized and managed in one operating segment.

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

Fiscal year

The Company reports its results on a 52/53 week fiscal year ending on the last Saturday of March of each year. The following are the dates represented by each fiscal period:

“Year ended Fiscal March 2011”: March 28, 2010 – March 26, 2011 (52 weeks)

“Year ended Fiscal March 2010”: March 29, 2009 – March 27, 2010 (52 weeks)

“Year ended Fiscal March 2009”: March 30, 2008 – March 28, 2009 (52 weeks)

Consolidation

The consolidated financial statements include the Company and its wholly owned subsidiary, Monro Service Corporation, after the elimination of intercompany transactions and balances.

Revenue recognition

Sales are recorded upon completion of automotive undercar repair and tire services provided to customers. The following was the Company’s sales mix for fiscal 2011, 2010 and 2009:

	Year Ended Fiscal March
	2011	2010	2009

Brakes	18%	19%	21%

Exhaust	5	6	6

Steering	11	11	12

Tires	38	34	29

Maintenance	28	30	32

Total	100%	100%	100%

Revenue from the sale of tire road hazard warranty agreements is recognized on a straight-line basis over the contract period or other method where costs are not incurred ratably.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

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

Property, plant and equipment

Property, plant and equipment are stated at cost. Depreciation of property, plant and equipment is provided on a straight-line basis. Buildings and improvements related to owned locations are depreciated over lives varying from 10 to 39 years; machinery, fixtures and equipment over lives varying from 5 to 15 years; and vehicles over lives varying from 5 to 10 years. Computer software is depreciated over lives varying from 3 to 7 years. Buildings and improvements related to leased locations are depreciated over the shorter of the asset’s useful life or the reasonably assured lease term, as defined in the accounting guidance on leases. When property is sold or retired, the cost and accumulated depreciation are eliminated from the accounts and a gain or loss is recorded in the Consolidated Statement of Income. Expenditures for maintenance and repairs are expensed as incurred.

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

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

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

There were no impairments as a result of the Company’s annual impairment tests in the third quarter of fiscal year 2011 and there have been no triggering events as of the fourth quarter of fiscal year 2011.

Self-insurance reserves

The Company is largely self-insured with respect to workers’ compensation, general liability and employee medical claims. In order to reduce its risk and better manage its overall loss exposure, the Company purchases stop-loss insurance that covers individual claims in excess of the deductible amounts. The Company maintains an accrual for the estimated cost to settle open claims as well as an estimate of the cost of claims that have been incurred but not reported. These estimates take into consideration the historical average claim volume, the average cost for settled claims, current trends in claim costs, changes in the Company’s business and workforce,

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and general economic factors. These accruals are reviewed on a quarterly basis, or more frequently if factors dictate a more frequent review is warranted. For more complex reserve calculations, such as workers’ compensation, the Company uses the services of an actuary on an annual basis to assist in determining the required reserve for open claims.

Warranty

The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. Warranty expense related to all product warranties at and for the fiscal years ended March 2011, 2010 and 2009 was not material to the Company’s financial position or results of operations.

Derivative financial instruments

The Company recognizes all derivatives at fair value, whether designated in hedging relationships or not, in the balance sheet as either an asset or liability. The accounting for changes in the fair value of a derivative, including certain derivative instruments embedded in other contracts, depends on the intended use of the derivative and the resulting designation. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item are recognized in the Statement of Income. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the Statement of Income when the hedged item affects net income. If a derivative does not qualify as a hedge, it is marked to fair value through the Statement of Income. (See Note 16.)

Comprehensive income

As it relates to the Company, comprehensive income is defined as net earnings as adjusted for pension liability adjustments and unrealized gains or losses on financial instruments qualifying for cash flow hedge accounting, and is reported net of related taxes in the Consolidated Statements of Changes in Shareholders’ Equity.

Income taxes

Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using tax rates based on currently enacted rules and legislation and anticipated rates that will be in effect when the differences are expected to reverse.

Treasury stock

Treasury stock is accounted for using the par value method. During the years ended March 26, 2011, March 27, 2010 and March 28, 2009, the Company’s Chief Executive Officer surrendered 50,000, 138,000 and 387,000 shares, respectively, of Monro Common Stock at fair market value to pay the exercise price and to partially satisfy tax withholding obligations on the exercise of 90,000, 180,000 and 834,000 stock options, respectively.

Stock-based compensation

In accordance with the guidance on accounting for stock options issued to employees, the Company measures compensation cost arising from the grant of share-based payments to an employee at fair value, and

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company recognizes compensation expense related to stock options using the straight-line approach. Option awards generally vest equally over the service period established in the award, typically four years. The Company estimates fair value using the Black-Scholes valuation model. Assumptions used to estimate the compensation expense are determined as follows:

•	Expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees;

•	Expected volatility is measured using historical changes in the market price of the Company’s Common Stock;

•	Risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards;

•	Forfeitures are based substantially on the history of cancellations of similar awards granted by the Company in prior years; and

•	Dividend yield is based on historical experience and expected future changes.

The weighted average fair value of options granted during fiscal 2011, 2010 and 2009 was $8.58, $5.38 and $3.53, respectively. The fair values of the options granted were estimated on the date of their grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended Fiscal March
	2011	2010	2009
Risk-free interest rate	1.52%	2.24%	3.10%
Expected life	4 years	5 years	5 years
Expected volatility	35.1%	32.8%	30.2%
Expected dividend yield	.93%	1.04%	1.38%

Total stock-based compensation expense included in selling, general and administrative and distribution expenses in the Company’s Consolidated Statements of Income for the years ended March 26, 2011, March 27, 2010 and March 28, 2009 was $2.3 million, $2.0 million and $1.7 million, respectively. The related income tax benefit was $.9 million, $.8 million and $.7 million, respectively.

Stock split effected in the form of a stock dividend

On November 15, 2010, the Company’s Board of Directors declared a three-for-two stock split to be effected in the form of a 50% stock dividend (“the December 2010 stock split”). The stock split was distributed on December 23, 2010 to shareholders of record as of December 13, 2010. All basic and diluted earnings per share, average shares outstanding information and all applicable footnotes have been adjusted to reflect the aforementioned stock split.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Prepaid advertising at fiscal year end March 2011 and 2010, and advertising expense for the fiscal years ended March 2011, 2010 and 2009, were not material to these financial statements.

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

Recent accounting pronouncements

In December 2010, the Financial Accounting Standards Board issued new accounting guidance on when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. The guidance requires reporting entities with zero or negative carrying amounts of goodwill to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This guidance is effective for impairment tests performed during an entity’s fiscal year, and interim periods within those years, beginning after December 15, 2010, and is applicable to the Company for fiscal year 2012. The Company does not expect the adoption of this guidance to have a material impact on the Company’s Consolidated Financial Statements.

In December 2010, the Financial Accounting Standards Board issued new accounting guidance on disclosures of supplementary pro forma information for business combinations. The guidance requires reporting entities that present comparative financial statements to present the pro forma disclosures as if the business combination occurred at the beginning of the prior annual period. The guidance also expands the supplementary pro forma disclosures to include additional disclosures describing the nature and amount of material,

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

nonrecurring pro forma adjustments. This guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, and is applicable to the Company for fiscal year 2012. Although early adoption is permitted, the Company has chosen not to adopt this guidance prior to fiscal year 2012. This guidance requires new disclosures only, and will have no impact on the Company’s Consolidated Financial Statements.

NOTE 2 — ACQUISITIONS

The Company’s acquisitions are strategic moves in its plan to fill in and expand its presence in its existing and contiguous markets, and leverage fixed operating costs such as distribution and advertising.

Subsequent Event

On May 10, 2011, the Company signed a definitive asset purchase agreement to acquire 24 retail tire and automotive repair stores from Vespia Tire Centers, Inc. (“Vespia”). The transaction is expected to close June 5, 2011. The Vespia stores are located in Pennsylvania and New Jersey. These stores will operate under the Mr. Tire brand name. The acquisition will be financed through the Company’s existing bank facility.

Fiscal 2011

During the year, the Company acquired eight retail tire and automotive repair stores located in Pennsylvania and Virginia through two acquisition transactions. Also during the year, the Company acquired a retail tire store that was a former Tire Warehouse franchisee and an adjacent automotive repair store located in Maine. Collectively, these fiscal 2011 acquisition stores produced approximately $16.3 million in sales annually based on unaudited pre-acquisition historical information. The total purchase price of these stores was approximately $10.2 million in cash and the assumption of certain liabilities. The acquisitions were financed through the Company’s existing bank facility and cash flow from operations. The results of operations of these acquired stores are included in the Company’s results from their respective acquisition dates. The eight retail tire and automotive repair stores, former Tire Warehouse franchisee and adjacent automotive repair store operate under the Mr. Tire, Tire Warehouse and Monro brand name, respectively.

The Company has recorded its initial accounting for these acquisitions in accordance with accounting guidance on business combinations. The acquisitions resulted in goodwill related to, among other things, growth opportunities and unidentified intangible assets. All of the goodwill is expected to be deductible for tax purposes. The Company has recorded finite-lived intangible assets at their estimated fair value related to customer relationships, non-compete agreement, refuse disposal agreement and favorable leases.

In accordance with accounting guidance on business combinations, the Company expensed all costs related to these acquisitions during fiscal 2011. The total costs related to these acquisitions were not material to the Consolidated Statement of Income. These costs are included in the Consolidated Statement of Income primarily under operating, selling, general and administrative expenses.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The purchase price of the acquisitions have been preliminarily allocated to the net tangible and intangible assets acquired, with the remainder recorded as goodwill on the basis of estimated fair values, as follows:

As of Acquisition Date
(Dollars in thousands)
Other current assets	$685
Intangible assets	1,480
Other non-current assets	452
Current liabilities	(571)
Other long-term liabilities	(21)

Total net identifiable assets acquired	$2,025

Total consideration transferred	$10,194
Less: total net identifiable assets acquired	2,025

Goodwill	$8,169

Intangible assets consist of customer lists ($648,000), a non-compete agreement ($345,000), a refuse disposal agreement ($130,000) and favorable leases ($357,000). Customer lists, the non-compete agreement and the refuse disposal agreement are being amortized over their estimated useful lives. The weighted average useful lives are approximately four, four and five years, respectively. Favorable lease intangible assets are being amortized over their respective lease terms, ranging from 13 to 15 years. The weighted average useful life of all intangible assets is approximately seven years.

Sales and net income for the fiscal 2011 acquired entities totaled $10.3 million and $.6 million, respectively for the period from acquisition date through March 26, 2011.

The purchase price allocation remains preliminary for some of the acquired stores due to the finalization of the valuation of real estate and real property leases. The Company believes that this will be finalized in the first quarter of fiscal 2012 and that any adjustments to the purchase price allocation will not be material.

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

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The purchase price of the acquisitions has been allocated to the net tangible and intangible assets acquired, with the remainder recorded as goodwill on the basis of estimated fair values, as follows:

Final
(Dollars in thousands)
Other current assets	$15,585
Intangible assets	10,645
Other non-current assets	20,235
Current liabilities	(4,942)
Long-term liabilities	(12,854)

Total net identifiable assets acquired	$28,669

Total consideration transferred	$47,219
Less: total net identifiable assets acquired	28,669

Goodwill	$18,550

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets consist of customer lists ($970,000), trade names ($4,610,000), favorable leases ($4,945,000) and franchise agreements ($120,000). Customer lists, trade names and franchise agreements are being amortized over their estimated useful lives. The weighted average useful lives are approximately five, 16 and two years, respectively. Favorable lease intangible assets are being amortized over their respective lease terms, ranging from one to 36 years. The weighted average useful life of all intangible assets is 15 years.

Sales and net income for the fiscal 2010 acquired entities totaled $58.5 million and $3.3 million, respectively for the period from acquisition date through March 27, 2010.

Supplemental pro forma information for fiscal 2010 and 2009 have not been presented due to the impracticability of obtaining detailed, accurate or reliable data for the periods the acquired entities were not owned by the Company.

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

The purchase price allocation for the valuation of real estate, real property leases and intangible assets was finalized during the third quarter of fiscal 2011. The resulting adjustments to the purchase price allocation did not have a material impact on the Company’s Consolidated Financial Statements.

NOTE 3 — OTHER CURRENT ASSETS

The composition of other current assets is as follows:

	Year Ended Fiscal March
	2011	2010
	(Dollars in thousands)
Vendor rebates receivable	$6,742	$5,723
Barter credit receivable	2,950	2,450
Prepaid insurance	1,818	1,319
Other receivables	1,755	1,533
Prepaid advertising	1,443	1,530
Prepaid real estate taxes	923	1,927
Notes receivable	93	1,085
Other	937	1,806

	$16,661	$17,373

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 — PROPERTY, PLANT AND EQUIPMENT

The major classifications of property, plant and equipment are as follows:

		March 26, 2011			March 27, 2010
	Assets Owned	Assets Under Capital Lease	Total	Assets Owned	Assets Under Capital Lease	Total
	(Dollars in thousands)
Land	$54,708		$54,708	$53,642		$53,642
Buildings and improvements	148,715	$38,236	186,951	146,153	$38,059	184,212
Equipment, signage and fixtures	139,552		139,552	133,197		133,197
Vehicles	14,493	67	14,560	13,976	67	14,043
Construction-in-progress	2,753		2,753	1,144		1,144

	360,221	38,303	398,524	348,112	38,126	386,238
Less – Accumulated depreciation and amortization	185,868	12,060	197,928	173,789	9,703	183,492

	$174,353	$26,243	$200,596	$174,323	$28,423	$202,746

Amortization expense recorded under capital leases totaled $2,901,000, $2,912,000 and $2,162,000 for the fiscal years ended March 2011, 2010 and 2009, respectively.

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill during fiscal 2011 and 2010 were as follows:

(Dollars in thousands)
Balance at March 28, 2009	$71,816
Acquisitions	18,556

Balance at March 27, 2010	90,372
Acquisitions or other adjustments	8,163

Balance at March 26, 2011	$98,535

In fiscal 2011, the other adjustments relates to purchase accounting adjustments for the fiscal 2010 acquisitions.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The composition of other intangible assets and other non-current assets is as follows:

	Year Ended Fiscal March
	2011		2010
	(Dollars in thousands)
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer list	$7,629	$3,112	$6,981	$2,276
Trade name	6,932	2,921	6,932	2,556
Favorable leases	5,389	788	4,953	254
Other intangible assets	646	269	171	63

Total intangible assets	$20,596	$7,090	$19,037	$5,149

Barter receivable	$6,255		$7,997
Prepaid pension asset	2,723		1,888
Other non-current assets	1,442		3,160

Total other non-current assets	$10,420		$13,045

The Company’s intangible assets are being amortized over their estimated useful lives. The weighted average useful lives of the Company’s intangible assets are approximately 12 years for customer lists, 12 years for trade names, 18 years for favorable leases and five years for other intangible assets.

Also included in other non-current liabilities as of March 26, 2011 and March 27, 2010 are unfavorable lease intangibles with a net carrying amount of $.9 million and $1.0 million, respectively.

Amortization of intangible assets during fiscal 2011, 2010 and 2009 totaled $1.4 million, $.9 million and $.5 million, respectively.

Estimated future amortization of intangible assets is as follows:

Year Ending Fiscal March	(Dollars in thousands)
2012	$1,279
2013	1,152
2014	1,059
2015	866
2016	731

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 — LONG-TERM DEBT

Long-term debt consists of the following:

	March 26, 2011	March 27, 2010
	(Dollars in thousands)
Revolving Credit Facility, LIBOR-based(a)	$10,062	$52,000
Mortgage Note Payable, non-interest bearing, secured by warehouse and office land, due in one installment in 2015	660	660
Obligations under capital leases at various interest rates, secured by store properties and certain equipment, due in installments through 2039	44,301	46,700

	55,023	99,360
Less – Current portion	13,033	2,933

	$41,990	$96,427

(a)	The London Interbank Offered Rate (LIBOR) at March 26, 2011 was .25%.

In July 2005, the Company entered into a five-year, $125 million Revolving Credit Facility agreement with five banks. A sixth bank was added in June 2008. Interest only is payable monthly throughout the Credit Facility’s term. The facility included a provision allowing the Company to expand the amount of the overall facility to $160 million. Amendments in January 2007 and June 2008 were made to these amounts which increased the overall facility to $200 million. Currently, the committed sum is $163.3 million and the accordion feature is $36.7 million. There was $10.1 million outstanding at March 26, 2011. The facility expires in January 2012. The Company was in compliance with all debt covenants at March 26, 2011.

The interest rate on the facility fluctuated between 50 and 75 basis points over LIBOR during fiscal year 2011. At March 26, 2011, the interest rate was 50 basis points over LIBOR. Additionally, the Company had three $10 million interest rate swap agreements at interest rates that ranged from 3.27% to 3.29%, replacing the LIBOR rate on that portion of the debt. The interest rate swap agreements expired in July 2010.

In anticipation of the expiration of its existing facility, the Company has received commitments for a new five-year $175 million revolving Credit Facility with seven banks. The Company expects to sign the new agreement by May 31, 2011. The facility includes a provision allowing the Company to expand the amount of the overall facility to $250 million.

The terms of the new Credit Facility permit the payment of cash dividends not to exceed 50% of the preceding year’s net income, and allow stock buybacks subject to the Company being able to meet its existing financial covenants. The agreement requires the maintenance of specified interest and rent coverage ratios. The agreement permits mortgages and specific lease financing arrangements with other parties with certain limitations.

The Credit Facility is not secured by the Company’s real property, although the Company has agreed not to encumber its real property, with certain permissible exceptions.

Within the aforementioned $175 million Revolving Credit Facility, the Company has available a sub-facility of $40 million for the purpose of issuing standby letters of credit. The line requires fees aggregating 1.125% annually of the face amount of each standby letter of credit, payable quarterly in arrears. There were $16.8 million in outstanding letters of credit at March 26, 2011.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, the Company has financed certain store properties and vehicles with capital leases, which amount to $44.3 million and are due in installments through 2039.

During fiscal 1995, the Company purchased 12.7 acres of land for $.7 million from the City of Rochester, New York, on which its office/warehouse facility is located. The City has provided financing for 100% of the cost of the land via a 20-year non-interest bearing mortgage, all due and payable in 2015.

Aggregate debt maturities over the next five years are as follows:

	Capital Leases
Year Ending Fiscal March	Aggregate Amount	Imputed Interest	All Other Debt	Total
	(Dollars in thousands)
2012	$6,964	$(3,993)	$10,062	$13,033
2013	7,016	(3,752)	0	3,264
2014	7,014	(3,477)	0	3,537
2015	6,513	(3,180)	660	3,993
2016	5,856	(2,883)	0	2,973

NOTE 7 — FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments consist of the following:

	March 26, 2011			March 27, 2010
	Notional Amount	Carrying Amount	Fair Value	Notional Amount	Carrying Amount	Fair Value
	(Dollars in thousands)
Liabilities
Long-term debt, including current portion and excluding capital leases		$10,722	$10,663		$52,660	$52,578

The fair value of cash and cash equivalents, accounts receivable and accounts payable approximated book value at March 26, 2011 and March 27, 2010 because their maturity is generally less than one year in duration. The fair value of long-term debt was estimated based on discounted cash flow analyses using either quoted market prices for the same or similar issues, or the current interest rates offered to the Company for debt with similar maturities.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 — INCOME TAXES

The components of the provision for income taxes are as follows:

	Year Ended Fiscal March
	2011	2010	2009
	(Dollars in thousands)
Current –
Federal	$22,094	$17,202	$10,404
State	3,451	2,028	1,019

	25,545	19,230	11,423

Deferred –
Federal	3,121	1,206	2,840
State	(570)	(202)	(237)

	2,551	1,004	2,603

Total	$28,096	$20,234	$14,026

Deferred tax (liabilities) assets consist of the following:

	March 26, 2011	March 27, 2010	March 28, 2009
	(Dollars in thousands)
Goodwill	$(7,211)	$(5,319)	$(3,832)
Property and equipment	(4,602)	(2,636)	(690)
Pension	(995)	(685)	(305)
Prepaid expenses	(544)	(852)	(896)
Other	(341)	(194)	(168)

Total deferred tax liabilities	(13,693)	(9,686)	(5,891)

Insurance reserves	6,016	5,692	2,466
Stock options	2,671	2,176	1,508
Deferred rent	2,244	2,286	2,319
Warranty and other reserves	2,106	1,993	1,198
Accrued compensation	1,301	1,426	1,457
Indirect effect of unrecognized tax benefits in other jurisdictions	1,180	787	778
Other	2,489	2,566	2,000

Total deferred tax assets	18,007	16,926	11,726

Net deferred tax assets	$4,314	$7,240	$5,835

The Company has $2.2 million of state net operating loss carryforwards available as of March 26, 2011. The carryforwards expire in varying amounts through 2031. Based on all available evidence, the Company has determined that it is more likely than not that sufficient taxable income of the appropriate character within the carryforward period will exist for the realization of the tax benefits on existing state net operating loss carryforwards.

The Company believes it is more likely than not that all other future tax benefits will be realized as a result of current and future income.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation between the U. S. Federal statutory tax rate and the effective tax rate reflected in the accompanying financial statements is as follows:

	Year Ended Fiscal March
	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Federal income tax based on statutory tax rate applied to income before taxes	$25,878	35.0	$18,699	35.0	$13,340	35.0
State income tax, net of federal income tax benefit	2,291	3.1	1,155	2.2	425	1.1
Other	(73)	(.1)	380	.7	261	.7

	$28,096	38.0	$20,234	37.9	$14,026	36.8

The following is a rollforward of the Company’s liability for income taxes associated with unrecognized tax benefits:

(Dollars in thousands)
Balance at March 29, 2008	$3,870
Tax positions related to current year:
Additions	1,175
Reductions
Tax positions related to prior years:
Additions	39
Reductions	(400)
Settlements
Lapses in statutes of limitations	(191)

Balance at March 28, 2009	4,493
Tax positions related to current year:
Additions	1,415
Reductions
Tax positions related to prior years:
Additions
Reductions	(16)
Settlements
Lapses in statutes of limitations	(306)

Balance at March 27, 2010	5,586
Tax positions related to current year:
Additions	799
Reductions
Tax positions related to prior years:
Additions	335
Reductions	(612)
Settlements
Lapses in statutes of limitations	(144)

Balance at March 26, 2011	$5,964

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total amount of unrecognized tax benefits was $6.0 million at March 26, 2011, the majority of which, if recognized, would affect the effective tax rate.

In the normal course of business, the Company provides for uncertain tax positions and the related interest and penalties, and adjusts its unrecognized tax benefits and accrued interest and penalties accordingly. During the years ended March 26, 2011, March 27, 2010 and March 28, 2009, the Company recognized interest and penalties of approximately $.3 million, $.1 million and $.1 million, respectively, in income tax expense. Additionally, the Company had approximately $.9 million and $.6 million of interest and penalties associated with uncertain tax benefits accrued as of March 26, 2011 and March 27, 2010, respectively.

The Company is currently under audit by the Internal Revenue Service for the fiscal 2010 tax year, and also currently under audit by certain state tax jurisdictions for the fiscal 2001 to 2010 tax years. It is reasonably possible that the examination phase of the audits for these years may conclude in the next 12 months, and that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns may change from those recorded as liabilities for uncertain tax positions in the Company’s financial statements as of March 26, 2011. However, based on the status of the examinations, it is not possible to estimate the effect of any amount of such change to previously recorded uncertain tax positions.

The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions. The Company’s fiscal 2009 and fiscal 2010 U.S. federal tax years and various state tax years remain subject to income tax examinations by tax authorities.

NOTE 9 — CONVERTIBLE PREFERRED STOCK AND COMMON STOCK

A summary of the changes in the number of shares of Common Stock, Class C preferred stock and treasury stock is as follows:

	Common Stock Shares Issued	Class C Convertible Preferred Stock Shares Issued	Treasury Stock Shares
Balance at March 29, 2008	21,683,859	65,000	3,322,392
Conversion of preferred shares	506,755	(32,500)
Stock options exercised	808,699		258,437

Balance at March 28, 2009	22,999,313	32,500	3,580,829
Stock options exercised	647,147		101,600

Balance at March 27, 2010	23,646,460	32,500	3,682,429
Shares issued in connection with three-for-two stock split	11,983,603		1,859,328
Stock options exercised	408,601		36,227

Balance at March 26, 2011	36,038,664	32,500	5,577,984

In November 2010, the Board of Directors authorized a three-for-two stock split that was paid on December 23, 2010 to shareholders of record as of December 13, 2010. All share amounts have been adjusted for this stock split.

Holders of at least 60% of the Class C preferred stock must approve any action authorized by the holders of Common Stock. In addition, there are certain restrictions on the transferability of shares of Class C preferred

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock. In the event of a liquidation, dissolution or winding-up of the Company, the holders of the Class C preferred stock would be entitled to receive $1.50 per share out of the assets of the Company before any amount would be paid to holders of Common Stock. The conversion value of the Class C convertible preferred stock is $.064 and $.096 per share at March 26, 2011 and March 27, 2010, respectively.

The Company currently grants stock option awards under the 2007 Incentive Stock Option Plan (the “2007 Plan”). This Plan was authorized by the Board of Directors in June 2007, initially reserving 873,000 shares (as retroactively adjusted for stock splits) of Common Stock for issuance to eligible employees and all non-employee directors. The 2007 Plan was approved by shareholders in August 2007. Prior to fiscal 2008, the Company had options outstanding under three other stock option plans: the 1994 Non-Employee Directors Stock Option Plan (the “1994 Plan”) (which was approved by shareholders in August 1995); the 1998 Incentive Stock Option Plan (the “1998 Plan”) (which was approved by shareholders in August 1999); and the 2003 Non-Employee Directors Stock Option Plan (the “2003 Plan”) (which was approved by shareholders in August 2003), collectively the “Prior Plans.” Upon shareholder approval of the 2007 Plan, all shares of Common Stock available for award under the 1998 and 2003 Plans were transferred to, and made available for award under the 2007 Plan. The 1994 Plan had no options available for grant upon adoption of the 2007 Plan. No further option grants may be made under the Prior Plans, although outstanding awards under the Prior Plans will remain outstanding in accordance with the terms of those plans and the stock option agreements entered into under those plans.

The 1994 Plan had a total of 675,345 common shares authorized for issuance; the 1998 Plan had a total of 4,016,250 shares authorized for issuance; and the 2003 Plan had a total of 315,000 shares authorized for issuance (all as retroactively adjusted for stock splits). Upon authorization of the 2007 Plan by shareholders, 628,662 shares (as retroactively adjusted for stock splits) transferred from the 1998 and 2003 Plans into the 2007 Plan, bringing the total authorized shares to 1,501,662 (as retroactively adjusted for stock splits). In addition, in May 2010, the Compensation Committee of the Board of Directors authorized an additional 1,500,000 shares (as retroactively adjusted for stock splits), which were approved by shareholders in August 2010.

Generally, employee options vest within the first five years of their term, and have a duration of six to ten years. Outstanding options are exercisable for various periods through October 2019.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of changes in outstanding stock options is as follows:

	Weighted Average Exercise Price	Shares Outstanding	Shares Exercisable	Shares Available For Grant
At March 29, 2008	$8.91	4,120,169	3,087,423	640,425
Granted	$12.44	212,145	71,820	(212,145)
Became exercisable			308,762
Exercised	$3.01	(1,213,047)	(1,213,047)
Canceled	$14.50	(33,677)	(11,006)	6,413

At March 28, 2009	$11.41	3,085,590	2,243,952	434,693
Granted	$17.89	255,420	71,820	(255,420)
Became exercisable			335,052
Exercised	$9.25	(970,721)	(970,721)
Canceled	$14.99	(27,841)	(8,153)	11,157

At March 27, 2010	$12.96	2,342,448	1,671,950	190,430
Authorized				1,500,000
Granted	$31.51	788,027	71,820	(788,027)
Became exercisable			425,835
Exercised	$9.97	(569,063)	(569,063)
Canceled	$18.22	(35,734)	(4,903)	28,604

At March 26, 2011	$19.35	2,525,678	1,595,639	931,007

The weighted average contractual term of all options outstanding at March 26, 2011 and March 27, 2010 was 3.9 years and 4.3 years, respectively. The aggregate intrinsic value of all options outstanding at March 26, 2011 and March 27, 2010 was $32.9 million and $25.8 million, respectively.

The weighted average contractual term of all options exercisable at March 26, 2011 and March 27, 2010 was 3.0 years and 3.5 years, respectively. The aggregate intrinsic value of all options exercisable at March 26, 2011 and March 27, 2010 was $28.1 million and $19.9 million, respectively.

A summary of the status of and changes in nonvested stock options granted is as follows:

	Shares	Weighted Average Grant-Date Fair Value (per Share)
Non-vested at March 29, 2008	1,032,746	$4.36
Granted	212,145	$3.53
Vested	(380,582)	$4.22
Canceled	(22,671)	$4.53

Non-vested at March 28, 2009	841,638	$4.21
Granted	255,420	$5.38
Vested	(406,872)	$4.37
Canceled	(19,688)	$4.78

Non-vested at March 27, 2010	670,498	$4.49
Granted	788,027	$8.58
Vested	(497,655)	$4.73
Canceled	(30,831)	$5.57

Non-vested at March 26, 2011	930,039	$7.83

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about fixed stock options outstanding at March 26, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Under Option	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
$ 3.26 - $13.00	577,085	2.91	$10.08	519,521	$9.90
$13.01 - $15.27	676,971	1.82	$15.05	675,659	$15.05
$15.28 - $24.27	635,352	5.61	$18.45	328,639	$16.43
$24.28 - $35.31	636,270	4.78	$33.25	71,820	$26.64

During the fiscal years ended March 26, 2011, March 27, 2010 and March 28, 2009, the fair value of awards vested under the Company’s stock plans was $2.4 million, $1.8 million and $1.6 million, respectively.

The aggregate intrinsic value in the preceding tables is based on the Company’s closing stock price of $31.78, $23.99 and $17.34 as of the last trading day of the periods ended March 26, 2011, March 27, 2010 and March 28, 2009, respectively. The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the fiscal years ended March 26, 2011, March 27, 2010 and March 28, 2009 was $9.4 million, $10.1 million and $12.5 million, respectively. As of March 26, 2011, March 27, 2010 and March 28, 2009, there was $6.4 million, $1.8 million and $2.7 million, respectively, of unrecognized compensation expense related to non-vested fixed stock options that is expected to be recognized over a weighted average period of approximately four years, two years and two years, respectively.

Cash received from option exercises under all stock option plans was $5.1 million, $6.6 million and $1.7 million for the fiscal years ended March 26, 2011, March 27, 2010 and March 28, 2009, respectively. The actual tax benefit realized for the tax deductions from option exercises was $3.5 million, $3.0 million and $2.3 million for the fiscal years ended March 26, 2011, March 27, 2010 and March 28, 2009, respectively.

The Company issues new shares of Common Stock upon exercise of stock options.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 — EARNINGS PER COMMON SHARE

The following is a reconciliation of basic and diluted earnings per common share for the respective years:

	Year Ended Fiscal March
	2011	2010	2009
	(Amounts in thousands, except per share data)
Numerator for earnings per common share calculation:
Net Income	$45,841	$33,191	$24,088
Less: Preferred stock dividends	(213)	(172)	(213)

Income available to common stockholders	$45,628	$33,019	$23,875

Denominator for earnings per common share calculation:
Weighted average common shares, basic	30,200	29,508	28,255
Effect of dilutive securities:
Preferred stock	760	760	1,218
Stock options	847	710	676

Weighted average common shares, diluted	31,807	30,978	30,149

Basic earnings per common share:	$1.52	$1.12	$.85

Diluted earnings per common share:	$1.44	$1.07	$.80

The computation of diluted earnings per common share for fiscal years 2011, 2010 and 2009 excludes the effect of assumed exercise of approximately 705,000, 150,000 and 1,382,000, respectively, of stock options, as the exercise price of these options was greater than the average market value of the Company’s Common Stock for those periods, resulting in an anti-dilutive effect on diluted earnings per share.

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

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum payments required under noncancellable leases (including closed stores) are as follows:

Year Ending Fiscal March	Leases	Less – Sublease Income	Net
	(Dollars in thousands)
2012	$27,055	$(432)	$26,623
2013	23,265	(283)	22,982
2014	18,542	(192)	18,350
2015	14,217	(161)	14,056
2016	8,499	(126)	8,373
Thereafter	15,147	(158)	14,989

Total	$106,725	$(1,352)	$105,373

Rent expense under operating leases, net of sublease income, totaled $27,994,000, $25,586,000 and $24,030,000 in fiscal 2011, 2010 and 2009, respectively, including contingent rentals of $110,000, $117,000 and $103,000 in each respective fiscal year. Sublease income totaled $371,000, $442,000 and $446,000, respectively, in fiscal 2011, 2010 and 2009.

The Company enters into contracts with parts and tire suppliers, certain of which require the Company to buy (at market prices) up to 100% of its annual purchases of specific products. The agreements expire at various dates through November 2013. The Company believes these agreements provide it with high quality, branded merchandise at preferred pricing, along with strong marketing and training support.

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

On October 2, 2007, and in consideration for Mr. Gross’s execution of the Agreement, the Company’s Compensation Committee awarded to Mr. Gross an option to purchase 562,500 shares of Common Stock at an exercise price equal to the closing price of the Company’s stock on the date of the award of $15.20 per share, pursuant to the Company’s 2007 Stock Incentive Plan. (Both the number of shares and share price reflect the impact of the December 2010 stock split.)

On December 30, 2010, the Company entered into Employment Agreements with John W. Van Heel, its President; Joseph Tomarchio Jr., its Executive Vice President-Store Operations; and Catherine D’Amico, its Executive Vice President and Chief Financial Officer (“the Agreements”). All three Agreements became effective on January 1, 2011 and have a four-year term.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the Agreements, Messrs. Van Heel and Tomarchio and Ms. D’Amico (i) will be paid an annual base salary of $445,000, $475,000, and $330,000 respectively; (ii) will be eligible to earn a target bonus, pursuant to the terms of the Company’s bonus plan, up to, in the case of Mr. Van Heel, 100% of his base salary, and, in the case of Mr. Tomarchio and Ms. D’Amico, 87.5% of the executive’s base salary, upon the achievement of certain predetermined corporate objectives and (iii) will participate in the Company’s other incentive and welfare and benefit plans made available to executives. The base salary of each executive will be reviewed annually by the Compensation Committee and may be increased to reflect performance and responsibilities of each such executive.

Finally, each executive is entitled to certain payments upon death, disability, and termination without Cause (as defined in the Agreements), a resignation by the executive for Good Reason (as defined in the Agreements) or a termination in the event of a Change in Control of the Company (as defined in the Agreements), all set forth in detail in the Agreements. In accordance with the policy adopted by the Compensation Committee in May 2009, the executives’ contracts do not include any provision for the payment of what is commonly referred to as an “excise tax gross-up” with respect to payments received by an executive upon Change in Control (as defined in the Agreements).

Also, on December 30, 2010 and in consideration of the executives’ execution of the Agreements, the Company’s Compensation Committee awarded to Messrs. Van Heel and Tomarchio and Ms. D’Amico an option to purchase 150,000, 120,000 and 90,000 shares of Common Stock, respectively, at an exercise price of $35.31 per share (the closing price of the Company’s stock on the date of the award), pursuant to the Company’s 2007 Stock Incentive Plan (together, the “Executive Options”). Each of the Executive Options will vest equally over four years, beginning December 30, 2011.

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

Effective as of those dates, each company’s Board of Directors approved plan amendments whereby the benefits of each of the defined benefit plans would be frozen and the plans would be closed to new participants. Prior to these amendments, coverage under the plans began after employees completed one year of service and attainment of age 21. Benefits under both plans, and now the merged plan, are based primarily on years of service and employees’ pay near retirement. The funding policy for the Company’s merged plan is consistent with the funding requirements of Federal law and regulations. The measurement date used to determine the pension plan measurements disclosed herein is March 31 for both 2011 and 2010.

The overfunded status of the Company’s defined benefit plan is recognized as an asset in the Consolidated Balance Sheets as of March 26, 2011 and March 27, 2010.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The funded status of each plan is set forth below:

	Year Ended Fiscal March
	2011	2010
	(Dollars in thousands)
Change in Plan Assets:
Fair value of plan assets at beginning of year	$15,361	$11,631
Actual return on plan assets	2,444	4,262
Employer contribution	0	0
Benefits paid	(531)	(532)

Fair value of plan assets at end of year	17,274	15,361

Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	13,473	10,724
Interest cost	814	769
Actuarial gain	795	2,512
Benefits paid	(531)	(532)

Benefit obligation at end of year	14,551	13,473

Funded status of plan	$2,723	$1,888

The projected and accumulated benefit obligations were equivalent at March 27, 2010 and March 26, 2011.

Amounts recognized in accumulated other comprehensive loss consist of:

	Year Ended Fiscal March
	2011	2010
	(Dollars in thousands)
Unamortized transition obligation	$0	$0
Unamortized prior service cost	0	0
Unamortized net loss	2,545	3,301

Total	$2,545	$3,301

Changes in plan assets and benefit obligations recognized in other comprehensive income consist of:

	Year Ended Fiscal March
	2011	2010
	(Dollars in thousands)
Net transition obligation	$0	$0
Prior service cost	0	0
Net actuarial gain	756	1,311

Total	$756	$1,311

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pension (income) expense included the following components:

	Year Ended Fiscal March
	2011	2010	2009
	(Dollars in thousands)
Interest cost on projected benefit obligation	$814	$769	$751
Expected return on plan assets	(1,094)	(824)	(1,013)
Amortization of unrecognized actuarial loss	201	384	56

Net pension (income) expense	$(79)	$329	$(206)

The weighted-average assumptions used to determine benefit obligations are as follows:

	Year Ended Fiscal March
	2011	2010
Discount rate	5.75%	6.14%

The weighted-average assumptions used to determine net periodic pension costs are as follows:

	Year Ended Fiscal March
	2011	2010	2009
Discount rate	6.14%	7.36%	6.75%
Expected long-term return on assets	7.25%	7.25%	7.00%

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

The Company’s asset allocations, by asset category, are as follows at the end of each year:

	March 26,	March 27,
	2011	2010
Cash and cash equivalents	2.5%	4.2%
Fixed income	32.2%	43.2%
Equity securities	65.3%	52.6%

Total	100.0%	100.0%

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following table provides fair value measurement information for the Company’s major categories of defined benefit plan assets at March 26, 2011 and March 27, 2010, respectively:

		Fair Value Measurements at March 26, 2011 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Equity securities:
U.S. companies	$8,235	$8,235
International companies	3,053	3,053
Fixed income:
U.S. treasuries/agencies	947		$947
U.S. corporate bonds	4,294		4,294
International bonds	315		315
Cash equivalents	430		430

Total	$17,274	$11,288	$5,986

		Fair Value Measurements at March 27, 2010 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Equity securities:
U.S. companies	$6,001	$6,001
International companies	2,067	2,067
Fixed income:
U.S. treasuries/agencies	953		$953
U.S. corporate bonds	5,690		5,690
Cash equivalents	650		650

Total	$15,361	$8,068	$7,293

There are no required or expected contributions in fiscal 2012 to the plan.

The following pension benefit payments are expected to be paid:

Year Ended
Fiscal March
(Dollars in thousands)
2012	$570
2013	586
2014	588
2015	612
2016	659
2017 - 2021	3,973

Total	$6,988

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has a 401(K)/Profit Sharing Plan that covers full-time employees who meet the age and service requirements of the plan. The 401(K) salary deferral option was added to the plan during fiscal 2000. The first employee deferral occurred in March 2000. The Company makes matching contributions consistent with the provisions of the plan. Charges to expense for the Company’s matching contributions for fiscal 2011, 2010 and 2009 amounted to approximately $517,000, $597,000 and $642,000, respectively. The Company may also make annual profit sharing contributions to the plan at the discretion of the Company’s Compensation Committee.

The Company has a deferred compensation plan (the “Deferred Compensation Plan”) to provide an opportunity for additional tax-deferred savings to a select group of management or highly compensated employees. The Deferred Compensation Plan permits participants to defer all or any portion of the compensation that would otherwise be payable to them for the calendar year. In addition, the Company will credit to the participants’ accounts such amounts as would have been contributed to the Company’s 401(K)/Profit Sharing Plan but for the limitations that are imposed under the Internal Revenue Code based upon the participants’ status as highly compensated employees. The Company may also make such additional discretionary allocations as are determined by the Compensation Committee. The Plan is an unfunded arrangement and the participants or their beneficiaries have an unsecured claim against the general assets of the Company to the extent of their Plan benefits. The Company maintains accounts to reflect the amounts owed to each participant. At least annually, the accounts are credited with earnings or losses calculated on the basis of an interest rate or other formula as determined by the Company’s Compensation Committee. The total liability recorded in the Company’s financial statements at March 26, 2011 and March 27, 2010 related to the Deferred Compensation Plan was $974,000 and $799,000, respectively.

The Company’s management bonus plan provides for the payment of annual cash bonus awards to participating employees, as selected by the Board of Directors, based primarily on the Company’s attaining pre-tax income targets established by the Board of Directors.

Charges to expense applicable to the management bonus plan totaled $3,338,000, $2,660,000 and $2,034,000 for the fiscal years ended March 2011, 2010 and 2009, respectively.

NOTE 13 — RELATED PARTY TRANSACTIONS

The Company is currently a party to leases for certain facilities where the lessor is an officer of the Company, or family members of such officer. Six leases were assumed in March 2004 in connection with the Mr. Tire Acquisition. These payments under such operating and capital leases amounted to $653,000, $624,000 and $605,000 for the fiscal years ended March 2011, 2010 and 2009, respectively. These payments are comparable to rents paid to unrelated parties. No amounts were payable at March 26, 2011 or March 27, 2010. No related party leases, other than the six assumed as part of the Mr. Tire Acquisition in March 2004, have been entered into, and no new leases are contemplated.

The Company has a management agreement with an investment banking firm associated with a principal shareholder/director of the Company to provide financial advice. The agreement provides for an annual fee of $300,000, plus reimbursement of out-of-pocket expenses. During each of the fiscal years 2011, 2010 and 2009, the Company incurred fees of $300,000, under this agreement. No amounts were payable at March 26, 2011 or March 27, 2010. In addition, this investment banking firm, from time to time, provides additional investment banking services to the Company for customary fees. Approximately half of all payments made to the investment banking firm under the management agreement are paid to another principal shareholder/director of the Company.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following transactions represent non-cash investing and financing activities during the periods indicated:

Year ended March 26, 2011

In connection with the fiscal year 2011 acquisitions (see Note 2), liabilities were assumed as follows:

Fair value of assets acquired	$2,616,000
Goodwill	8,169,000
Cash paid, net of cash acquired	(10,193,000)

Liabilities assumed	$592,000

In connection with the purchase of a store location, the Company increased property, plant and equipment by $700,000 and decreased other non-current assets and current assets by $539,000 and $161,000, respectively.

In connection with the recording of capital leases, the Company increased both property, plant and equipment and long-term debt by $1,065,000.

In connection with the recording of the pension liability adjustment, the Company increased other non-current assets, other comprehensive income and long-term deferred taxes by $756,000, $469,000 and $287,000, respectively.

In connection with the accounting for income tax benefits related to the exercise of stock options, the Company decreased current liabilities and increased paid-in capital and long-term deferred taxes by $3,538,000, $3,531,000 and $7,000, respectively.

In connection with the exercise of stock options and the satisfaction of tax withholding obligations by the Company’s Chief Executive Officer (see Note 1) and other members of the Company’s Board of Directors, the Company increased current liabilities, Common Stock, paid-in capital and treasury stock by $1,120,000, $1,000, $606,000 and $1,727,000, respectively.

Year ended March 27, 2010

In connection with the fiscal year 2010 acquisitions (see Note 2), liabilities were assumed as follows:

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

In connection with the recording of capital leases, the Company increased both property, plant and equipment and long-term debt by $3,500,000.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

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

In connection with the exercise of stock options and the satisfaction of tax withholding obligations by the Company’s Chief Executive Officer (see Note 1) and other members of the Company’s Board of Directors, the Company increased current liabilities, Common Stock, paid-in capital and treasury stock by $792,000, $1,000, $2,343,000 and $3,136,000, respectively.

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

In connection with the recording of capital leases, the Company increased both property, plant and equipment and long-term debt by $550,000.

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

Interest and Income Taxes Paid

	Year Ended Fiscal March
	2011	2010	2009
	(Dollars in thousands)
Cash paid during the year:
Interest, net	$5,006	$5,880	$5,702
Income taxes, net	$24,464	$9,584	$11,355

NOTE 15 — LITIGATION

The Company is currently a party to various claims and legal proceedings incidental to the conduct of its business. If management believes that a loss arising from any of these matters is probable and can reasonably be

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated, the Company will record the amount of the loss, or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more probable than another. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur and may include monetary damages. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the financial position and results of operations of the period in which the ruling occurs, or in future periods. However, based on currently available information, management believes that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on its financial position or overall trends in results of operations.

NOTE 16 — DERIVATIVE FINANCIAL INSTRUMENTS

The Company reports derivatives and hedging activities in accordance with accounting guidance on disclosures about derivative instruments and hedging activities. This guidance requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction, and if it is, depending on the type of hedge transaction.

At March 27, 2010, the notional amount of derivative financial instruments, which consisted solely of three interest rate swaps used to minimize the risk and/or costs associated with changes in interest rates, was $30.0 million. These swaps matured in July 2010.

The effect of derivative instruments in cash flow hedge relationships on the financial statements for the year ended March 26, 2011 and March 27, 2010 were as follows:

Derivatives in Subtopic 815-20 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Accumulated Other Comprehensive Income on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)
	2011	2010		2011	2010
	(Dollars in thousands)			(Dollars in thousands)

Interest rate contracts	$190	$435	Interest income (expense)	$(305)	$(902)

NOTE 17 — PREFERRED STOCK CONVERSION

In fiscal year 2009, preferred stockholders converted 32,500 shares of Class C preferred stock to 760,132 shares of Common Stock.

NOTE 18 — SUBSEQUENT EVENTS

In May 2011, the Company’s Board of Directors declared a regular quarterly cash dividend of $.08 per common share or common share equivalent to be paid to shareholders of record as of June 7, 2011. The dividend will be paid on June 17, 2011.

See Note 2 for a discussion of the Vespia acquisition which was signed on May 10, 2011.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth consolidated statement of income data by quarter for the fiscal years ended March 2011 and 2010. Earnings per share and weighted average share information has been adjusted for the Company’s three-for-two stock split. Individual line items summed by quarters may not agree to the annual amounts reported due to rounding.

	Fiscal Quarter Ended
	June 2010	Sept. 2010	Dec. 2010	March 2011
	(Amounts in thousands, except per share data)
Sales	$158,240	$162,102	$165,528	$150,808
Cost of sales	92,241	95,736	100,812	90,378

Gross profit	65,999	66,366	64,716	60,430
Operating, selling, general and administrative expenses	43,060	43,138	45,365	45,404
Intangible amortization	296	296	500	288
Loss on disposal of assets	19	231	185	344

Total operating expenses	43,375	43,665	46,050	46,036

Operating income	22,624	22,701	18,666	14,394
Interest expense, net	1,471	1,208	1,183	1,233
Other income, net	(67)	(73)	(427)	(80)

Income before provision for income taxes	21,220	21,566	17,910	13,241
Provision for income taxes	8,009	8,242	6,852	4,993

Net income	$13,211	$13,324	$11,058	$8,248

Basic earnings per share	$.44	$.44	$.37	$.27

Diluted earnings per share (a)	$.42	$.42	$.35	$.26

Weighted average number of common shares used in computing earnings per share
Basic	29,993	30,124	30,275	30,409
Diluted	31,554	31,716	31,915	31,970

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	Fiscal Quarter Ended
	June 2009	Sept. 2009	Dec. 2009	March 2010
	(Amounts in thousands, except per share data)
Sales	$128,045	$136,634	$152,729	$147,231
Cost of sales	71,636	77,781	94,171	89,877

Gross profit	56,409	58,853	58,558	57,354
Operating, selling, general and administrative expenses	39,158	41,148	43,531	46,059
Intangible amortization	133	198	374	189
Gain (loss) on disposal of assets	139	(20)	402	627

Total operating expenses	39,430	41,326	44,307	46,875

Operating income	16,979	17,527	14,251	10,479
Interest expense, net	1,897	1,442	998	1,753
Other income, net	(43)	(75)	(71)	(90)

Income before provision for income taxes	15,125	16,160	13,324	8,816
Provision for income taxes	5,714	6,158	5,417	2,946

Net income	$9,411	$10,002	$7,907	$5,870

Basic earnings per share	$.32	$.34	$.27	$.20

Diluted earnings per share(a)	$.31	$.33	$.25	$.19

Weighted average number of common shares used in computing earnings per share
Basic	29,160	29,353	29,649	29,859
Diluted	30,654	30,819	31,169	31,389

(a)	Earnings per share for each period was computed by dividing net income by the weighted average number of shares of Common Stock and Common Stock Equivalents outstanding during the respective quarters.

Significant fourth quarter adjustments

There were no material, extraordinary, unusual or infrequently occurring items recognized in the fourth quarter of fiscal 2011 or fiscal 2010.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of March 26, 2011, the end of our fiscal year. Management has reviewed the results of its assessment with the Audit Committee of the Board of Directors. The effectiveness of the Company’s internal control over financial reporting as of March 26, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 26, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Information concerning the Company’s corporate governance policies and procedures is incorporated herein by reference to the section captioned “Corporate Governance” in the Proxy Statement.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the Company’s shares authorized for issuance under its equity compensation plans at March 26, 2011 and security ownership of certain beneficial owners and management is incorporated herein by reference to the sections captioned “Security Ownership of Principal Shareholders, Directors and Executive Officers” and “Equity Compensation Plan Information” in the Proxy Statement.

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

Date: May 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ CATHERINE D’AMICO Catherine D’Amico	Executive Vice President-Finance Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	May 25, 2011

/s/ RICHARD A. BERENSON Richard A. Berenson	Director	May 25, 2011

/s/ FREDERICK M. DANZIGER Frederick M. Danziger	Director	May 25, 2011

/s/ DONALD GLICKMAN Donald Glickman	Director	May 25, 2011

/s/ PETER J. SOLOMON Peter J. Solomon	Director	May 25, 2011

/s/ JAMES R. WILEN James R. Wilen	Director	May 25, 2011

/s/ ROBERT E. MELLOR Robert E. Mellor	Director	May 25, 2011

/s/ ELIZABETH A. WOLSZON Elizabeth A. Wolszon	Director	May 25, 2011

INDEX TO EXHIBITS

The following is a list of all exhibits filed herewith or incorporated by reference herein:

Exhibit No.	Document

3.01*	Restated Certificate of Incorporation of the Company, dated July 23, 1991, with Certificate of Amendment, dated November 1, 1991. (1992 Form 10-K, Exhibit No. 3.01)

3.01a*	Certificate of Change of the Certificate of Incorporation of the Company, dated January 26, 1996. (August 2004 Form S-3, Exhibit 4.1(b))

3.01b*	Certificate of Amendment to Restated Certificate of Incorporation, dated April 15, 2004. (August 2004 Form S-3, Exhibit No. 4.1(c))

3.01c*	Certificate of Amendment to Restated Certificate of Incorporation, dated October 10, 2007. (2008 Form 10-K, Exhibit 3.01c)

3.02*	Restated By-Laws of the Company, dated July 23, 1991. (Amendment No. 1, Exhibit No. 3.04)

10.01*	2007 Stock Incentive Plan, effective as of June 29, 2007. (May 2008 Form S-8, Exhibit No. 4)**

10.01a*	Amendment No. 1 to the 2007 Stock Incentive Plan, dated August 9, 2007. (May 2008 Form S-8, Exhibit No. 4.1)**

10.01b*	Amendment No. 2 to the 2007 Stock Incentive Plan, dated September 27, 2007. (May 2008 Form S-8, Exhibit No. 4.2)**

10.01c*	Amendment No. 3 to the 2007 Stock Incentive Plan, dated August 10, 2010. (August 2010 Form 8-K, Exhibit No. 10.1)

10.02*	1994 Non-Employee Directors’ Stock Option Plan. (March 2001 Form S-8, Exhibit No. 4.1)**

10.02a*	Amendment, dated as of May 12, 1997, to the 1994 Non-Employee Directors’ Stock Option Plan. (March 2001 Form S-8, Exhibit No. 4.2)**

10.02b*	Amendment, dated as of May 18, 1999, to the 1994 Non-Employee Directors’ Stock Option Plan. (March 2001 Form S-8, Exhibit No. 4.3)**

10.02c*	Amendment, dated as of August 2, 1999, to the 1994 Non-Employee Directors’ Stock Option Plan. (2002 Form 10-K, Exhibit No. 10.02c)**

10.02d*	Amendment, dated as of June 12, 2002, to the 1994 Non-Employee Directors’ Stock Option Plan. (2002 Form 10-K, Exhibit No. 10.02d)**

10.03	Monro Muffler Brake, Inc. Deferred Compensation Plan, dated January 1, 2005 and last amended and restated as of January 1, 2011.**

10.04*	GUST Amendment and Restatement of the Monro Muffler Brake, Inc. Retirement Plan, dated April 1, 2002. (2007 Form 10-K, Exhibit No. 10.04)**

10.04a*	Amendment No. 1 to GUST Restatement, dated as of July 31, 2002. (2007 Form 10-K, Exhibit No. 10.04a)**

10.04b*	Amendment No. 2 to GUST Restatement, dated July 31, 2002. (2007 Form 10-K, Exhibit No. 10.04b)**

10.04c*	Amendment No. 3 to GUST Restatement, dated March 29, 2005. (2007 Form 10-K, Exhibit No. 10.04c)**

Exhibit No.	Document

10.04d*	Amendment No. 4 to GUST Restatement, dated December 21, 2006. (2007 Form 10-K, Exhibit No. 10.04d)**

10.05*	Profit Sharing Plan, amended and restated as of April 1, 1993. (1995 Form 10-K, Exhibit No. 10.05)**

10.05a*	Amendment, dated as of March 1, 2000, to the Profit Sharing Plan. (June 2001 Form S-8, Exhibit No. 4)**

10.06*	Employment Agreement, dated October 1, 2007, between the Company and Robert G. Gross. (October 2007 Form 8-K, Exhibit No. 99.1)**

10.07*	Employment Agreement, dated December 30, 2010 and effective January 1, 2011, between the Company and Joseph Tomarchio, Jr. (January 2011 Form 8-K, Exhibit No. 99.2)**

10.08*	1998 Employee Stock Option Plan, effective November 18, 1998. (December 1998 Form 10-Q, Exhibit No. 10.3 and March 2001 Form S-8, Exhibit No. 4)**

10.08a*	Amendment, dated May 20, 2003, to the 1998 Employee Stock Option Plan. (2004 Form 10-K, Exhibit No. 10.08a)**

10.08b*	Amendment, dated June 8, 2005, to the 1998 Employee Stock Option Plan. (April 2006 Form S-8 for the 1998 Plan, Exhibit No. 4.2)**

10.08c*	Amendment, dated September 26, 2007, to the 1998 Employee Stock Option Plan. (2008 Form 10-K, Exhibit 10.08c)**

10.09*	Kimmel Automotive, Inc. Pension Plan, as amended and restated effective January 1, 1989, adopted December 29, 1994. (2003 Form 10-K, Exhibit No. 10.09)**

10.09a*	First amendment, dated January 1, 1989, to the Kimmel Automotive, Inc. Pension Plan. (2003 Form 10-K, Exhibit No. 10.09a)**

10.09b*	Second amendment, dated January 1, 1989, to the Kimmel Automotive, Inc. Pension Plan. (2003 Form 10-K, Exhibit No. 10.09b)**

10.09c*	Third amendment, dated May 2001, to the Kimmel Automotive, Inc. Pension Plan. (2003 Form 10-K, Exhibit No. 10.09c)**

10.10*	2003 Non-Employee Directors’ Stock Option Plan, effective August 5, 2003. (2004 Form 10-K, Exhibit No. 10.10)**

10.10a*	Amendment, dated June 8, 2005, to the 2003 Non-Employee Directors’ Stock Option Plan. (April 2006 Form S-8 for the 2003 Plan, Exhibit No. 4.1)**

10.11*	Credit Agreement, dated as of July 13, 2005, by and among the Company, Charter One Bank, N.A., as Administrative Agent, and certain lenders party thereto. (June 2005 Form 10-Q, Exhibit No. 10.1)

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

Exhibit No.	Document

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

10.18*	Resale Restriction Agreement by and between the Company and each of its executive officers and certain senior-level managers, effective as of March 24, 2006. (March 2006 Form 8-K/A, Exhibit No. 10.1)

10.62*	Mortgage Agreement, dated September 28, 1994, between the Company and the City of Rochester, New York. (1995 Form 10-K, Exhibit No. 10.60)

10.63*	Lease Agreement, dated October 11, 1994, between the Company and the City of Rochester, New York. (1995 Form 10-K, Exhibit No. 10.61)

10.66*	Amendment to Lease Agreement, dated September 19, 1995, between the Company and the County of Monroe Industrial Development Agency. (September 1995 Form 10-Q, Exhibit No. 10.00)

10.67*	Employment Agreement, dated December 30, 2010 and effective as of January 1, 2011, between the Company and John W. Van Heel. (January 2011 Form 8-K, Exhibit No. 99.1)**

10.68*	Employment Agreement, dated December 30, 2010 and effective as of January 1, 2011, between the Company and Catherine D’Amico. (January 2011 Form 8-K, Exhibit No. 99.3)**

10.69*

Supply Agreement, dated as of December 1, 2010, by and between Ashland Consumer Markets (f/k/a The Valvoline Company, a division of Ashland, Inc.) and Monro Service Corporation (December 2010 Form 10-Q, Exhibit No. 10.72)

10.70*

Agreement of Purchase and Sale, by and among the Company, as Buyer, and BSA II LLC, CJA I LLC, Lane Dworkin Properties, LLC, AA&L II LLC, Seven Cousins of Rochester, LLC, Forus Properties LLC, Stoneridge 7 Partnership, 35 Howard Road Joint Venture, August, August, Lane of Rochester, LLC, The Charles J. and Burton S. August Family Foundation, Barbara S. Lane and Wendy Dworkin as Trustees under the Will of Sheldon A. Lane f/b/o Barbara A. Lane, Charles J. August and Burton S. August, as Sellers, dated as of March 14, 2008, with respect to Store Nos. 3, 7, 9, 10, 12, 14, 15, 17, 23, 25, 28, 29, 30, 31, 33, 34, 35, 36, 43, 44, 48, 49, 51, 52, 53, 54, 55, 57, 58 and 60. (2009 Form 10-K, Exhibit No. 10.70)

10.70a*

Amendment to Purchase and Sale, by and among the Company, as Buyer, and BSA II LLC, CJA I LLC, Lane Dworkin Properties, LLC, AA&L II LLC, Seven Cousins of Rochester, LLC, Forus Properties LLC, Stoneridge 7 Partnership, 35 Howard Road Joint Venture, August, August, Lane of Rochester, LLC, The Charles J. and Burton S. August Family Foundation, Barbara S. Lane and Wendy Dworkin as Trustees under the Will of Sheldon A. Lane f/b/o Barbara A. Lane, Charles J. August and Burton S. August, as Sellers, dated as of March 14, 2008, with respect to Store Nos. 3, 7, 9, 10, 12, 14, 15, 17, 23, 25, 28, 29, 30, 31, 33, 34, 35, 36, 43, 44, 48, 49, 51, 52, 53, 54, 55, 57, 58 and 60. (2010 Form 10-K, Exhibit No. 10.70a)

10.71*	Supply Agreement, dated April 11, 2007 and effective as of February 1, 2007, by and between Monro Service Corporation and AP Exhaust Products, Inc. (2007 Form 10-K, Exhibit No. 10.71)

10.71a*	Amendment to Supply Agreement, dated as of February 20, 2009. (2009 Form 10-K, Exhibit No. 10.71a)

Exhibit No.	Document

10.77*	Management Incentive Compensation Plan, effective as of June 1, 2002. (2002 Form 10-K, Exhibit No. 10.77)**

10.79*

Agreement, dated January 1, 1998, between F&J Properties, Inc. and Mr. Tire, Inc., as predecessor-in-interest to the Company, effective January 1, 1998, with respect to Store No. 750. (2004 Form 10-K, Exhibit No. 10.79)

10.79a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 750. (2004 Form 10-K, Exhibit No. 10.79a)

10.79b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by F&J Properties, Inc., with respect to Store No. 750. (2004 Form 10-K, Exhibit No. 10.79b)

10.79c*	Renewal letter, dated April 16, 2007, from the Company to F&J Properties, Inc. with respect to No. Store 750. (2007 Form 10-K, Exhibit No. 10.79c)

10.80*	Agreement, dated January 1, 1997, between The Three Marquees and Mr. Tire, Inc., as predecessor-in-interest to the Company, with respect to Store No. 753. (2004 Form 10-K, Exhibit No. 10.80)

10.80a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 753. (2004 Form 10-K, Exhibit No. 10.80a)

10.80b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by The Three Marquees, with respect to Store No. 753. (2004 Form 10-K, Exhibit No. 10.80b)

10.80c*	Renewal Letter, dated March 6, 2006, from the Company to The Three Marquees, with respect to Store No. 753. (2006 Form 10-K, Exhibit No. 10.80c)

10.81*	Agreement, dated April 1, 1998, between 425 Manchester Road, LLC and Mr. Tire, Inc., as predecessor-in-interest to the Company, with respect to Store No. 754. (2004 Form 10-K, Exhibit No. 10.81)

10.81a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 754. (2004 Form 10-K, Exhibit No. 10.81a)

10.81b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by 425 Manchester Road, LLC, with respect to Store No. 754. (2004 Form 10-K, Exhibit No. 10.81b)

10.81c*	Renewal Letter, dated June 8, 2007, from the Company to 425 Manchester Road LLC, with respect to Store No. 754. (2008 Form 10-K, Exhibit No. 10.81c)

10.82*	Agreement, dated January 1, 1997, between The Three Marquees and Mr. Tire, Inc., as predecessor-in-interest to the Company, with respect to Store No. 756. (2004 Form 10-K, Exhibit No. 10.82)

10.82a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 756. (2004 Form 10-K, Exhibit No. 10.82a)

10.82b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by The Three Marquees, with respect to Store No. 756. (2004 Form 10-K, Exhibit No. 10.82b)

10.82c*	Renewal Letter, dated March 6, 2006, from the Company to The Three Marquees, with respect to Store No. 756. (2006 Form 10-K, Exhibit No. 10.82c)

10.83*	Agreement, dated January 1, 1997, between The Three Marquees and Mr. Tire, Inc., as predecessor-in-interest to the Company, with respect to Store No. 758. (2004 Form 10-K, Exhibit No. 10.83)

Exhibit No.	Document

10.83a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 758. (2004 Form 10-K, Exhibit No. 10.83a)

10.83b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by The Three Marquees, with respect to Store No. 758. (2004 Form 10-K, Exhibit No. 10.83b)

10.83c*	Renewal Letter, dated March 6, 2006, from the Company to The Three Marquees, with respect to Store No. 758. (2006 Form 10-K, Exhibit No. 10.83c)

10.84*	Agreement, dated September 2, 1999, between LPR Associates and Mr. Tire, Inc., as predecessor-in-interest to the Company, with respect to Store No. 765. (2004 Form 10-K, Exhibit No. 10.84)

10.84a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 765. (2004 Form 10-K, Exhibit No. 10.84a)

10.84b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by LPR Associates, with respect to Store No. 765. (2004 Form 10-K, Exhibit No. 10.84b)

10.84c*	Renewal Letter, dated October 29, 2008, from the Company to LPR Associates with respect to Store No. 765. (2009 Form 10-K, Exhibit No. 10.84c)

21.01	Subsidiaries of the Company.

23.01	Consent of PricewaterhouseCoopers LLP.

24.01	Powers of Attorney.

31.1	Certification of Robert G. Gross, Chief Executive Officer.

31.2	Certification of Catherine D’Amico, Executive Vice President – Finance and Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) hereof.

•

An asterisk “*” following an exhibit number indicates that the exhibit is incorporated herein by reference to an exhibit to one of the following documents: (1) the Company’s Registration Statement on Form S-1 (Registration No. 33-41290), filed with the Securities and Exchange Commission on June 19, 1991 (“Form S-1”); (2) Amendment No. 1 thereto, filed July 22, 1991 (“Amendment No. 1”); (3) the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1992 (“1992 Form 10-K”); (4) the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995 (“1995 Form 10-K”); (5) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995 (“September 1995 Form 10-Q”); (; (6) the Company’s Registration Statements on Forms S-8, filed with the Securities and Exchange Commission on March 22, 2001 (each a “March 2001 Form S-8”); (7) the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on June 26, 2001 (“June 2001 Form S-8”); (8) the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2002 (“2002 Form 10-K”); (9) the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2003 (“2003 Form 10-K”); (10) the Company’s Annual Report on Form 10-K for the fiscal year ended March 27, 2004 (“2004 Form 10-K”); (11) the Company’s Registration Statement on Form S-3 (Registration No. 333-118176), filed with the Securities and Exchange Commission on August 12, 2004 (“August 2004 Form S-3”); (12) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2005 (“June 2005 Form 10-Q”); (13) the Company’s Current Report on Form 8-K, filed March 31, 2006 (“March 2006 Form 8-K/A”); (14) the Company’s Registration Statement on Form S-8 (Registration No. 333-133044) filed with the Securities and Exchange

Commission on April 6, 2006. (“April 2006 Form S-8 for 2003 Plan”); (15) the Company’s Registration Statement on Form S-8 (Registration No. 333-133045) filed with the Securities and Exchange Commission on April 6, 2006. (“April 2006 Form S-8 for 1998 Plan”); (16) the Company’s Annual Report on Form 10-K for the fiscal year ended March 25, 2006 (“2006 Form 10-K”); (17) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 23, 2006 (“December 2006 Form 10-Q”); (18) the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 (“2007 Form 10-K”); (19) the Company’s Current Report on Form 8-K, filed October 4, 2007 (“October 2007 Form 8-K”); (20) the Company’s Annual Report on Form 10-K for fiscal year ended March 29, 2008 (“2008 Form 10-K”); (21) the Company’s Registration Statement on Form S-8 (Registration No. 333-151196) filed with the Securities and Exchange Commission on May 27, 2008 (“May 2008 Form S-8”); (22) the Company’s Current Report on Form 8-K, filed on June 11, 2008 (“June 2008 Form 8-K”); (23) the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2009 (“2009 Form 10-K”); (24) the Company’s Annual Report on Form 10-K for the fiscal year ended March 27, 2010 (“2010 Form 10-K”); (25) the Company’s Current Report on Form 8-K, filed on August 12, 2010 (“August 2010 Form 8-K”); (26) the Company’s Current Report on Form 8-K, filed on January 4, 2011 (“January 2011 Form 8-K”); and (27) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 25, 2010 (“December 2010 Form 10-Q”). The appropriate document and exhibit number are indicated in parentheses.