Form 10-Q
period 2011-06-25
MONRO MUFFLER BRAKE INC
filed 2011-08-04
CIK 876427

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2011.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of July 23, 2011, 30,557,462 shares of the Registrant’s Common Stock, par value $ .01 per share, were outstanding.

MONRO MUFFLER BRAKE, INC.

MONRO MUFFLER BRAKE, INC.

PART I - FINANCIAL INFORMATION

Item  1. Financial Statements

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 25, 2011	March 26, 2011
	(Dollars in thousands)
Assets
Current assets:
Cash and equivalents	$4,802	$2,670
Trade receivables	2,319	1,821
Inventories	103,077	98,964
Deferred income tax asset	8,880	8,667
Other current assets	17,912	16,661

Total current assets	136,990	128,783

Property, plant and equipment	400,997	398,524
Less - Accumulated depreciation and amortization	(201,751)	(197,928)

Net property, plant and equipment	199,246	200,596
Goodwill	125,784	98,535
Intangible assets	14,877	13,506
Other non-current assets	10,996	10,420

Total assets	$487,893	$451,840

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$3,047	$13,033
Trade payables	43,784	41,301
Federal and state income taxes payable	7,943	1,132
Accrued payroll, payroll taxes and other payroll benefits	15,569	16,825
Accrued insurance	21,827	21,095
Warranty reserves	6,299	6,254
Other current liabilities	10,461	9,800

Total current liabilities	108,930	109,440

Long-term debt	62,635	41,990
Accrued rent expense	6,491	6,476
Other long-term liabilities	4,676	4,617
Deferred income tax liability	4,772	4,353
Long-term income taxes payable	5,066	4,715

Total liabilities	192,570	171,591

Commitments
Shareholders’ equity:
Class C Convertible Preferred Stock, $1.50 par value, $.064 conversion value, 150,000 shares authorized; 32,500 shares issued and outstanding	49	49
Common Stock, $.01 par value, 45,000,000 shares authorized; 36,117,319 and 36,038,664 shares issued at June 25, 2011 and March 26, 2011, respectively	361	360
Treasury Stock, 5,577,984 at cost	(72,317)	(72,317)
Additional paid-in capital	102,006	99,871
Accumulated other comprehensive loss	(1,578)	(1,578)
Retained earnings	266,802	253,864

Total shareholders’ equity	295,323	280,249

Total liabilities and shareholders’ equity	$487,893	$451,840

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Quarter Ended Fiscal June
	2011	2010
	(Dollars in thousands,
	except per share data)

Sales	$164,817	$158,240
Cost of sales, including distribution and occupancy costs	94,006	92,241

Gross profit	70,811	65,999

Operating, selling, general and administrative expenses	44,481	43,060
Intangible amortization	359	296
(Gain) loss on disposal of property, plant and equipment	(171)	19

Total operating expenses	44,669	43,375

Operating income	26,142	22,624
Interest expense, net of interest income for the quarter of $2 in 2011 and $11 in 2010	1,124	1,471
Other income, net	(100)	(67)

Income before provision for income taxes	25,118	21,220
Provision for income taxes	9,676	8,009

Net income	$15,442	$13,211

Earnings per share:
Basic	$.50	$.44

Diluted	$.48	$.42

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(Dollars in thousands)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss (3)	Retained Earnings	Total

Balance at March 26, 2011	$49	$360	$(72,317)	$99,871	$(1,578)	$253,864	$280,249

Net income						15,442	15,442

Cash dividends: Preferred ($.08 per CSE)(1) (2)						(61)	(61)
Common ($.08 per share)(2)						(2,443)	(2,443)

Tax benefit from exercise of stock options				631			631

Exercise of stock options		1		886			887

Stock option compensation				618			618

Balance at June 25, 2011	$49	$361	$(72,317)	$102,006	$(1,578)	$266,802	$295,323

(1)	CSE – Common stock equivalent
(2)	Represents first quarter fiscal 2011 dividend payment of $.08 paid June 17, 2011.
(3)	The balance relates to the pension liability.

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Quarter Ended Fiscal June
	2011	2010
	(Dollars in thousands)
	Increase (Decrease) in Cash
Cash flows from operating activities:
Net income	$15,442	$13,211

Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	5,752	5,550
(Gain) loss on disposal of property, plant and equipment	(171)	19
Stock-based compensation expense	618	632
Excess tax benefits from share-based payment arrangements	(26)	(460)
Net change in deferred income taxes	439	(355)
Increase in trade receivables	(338)	(47)
Increase in inventories	(1,161)	(2,520)
Increase in other current assets	(1,073)	(2,390)
Decrease in intangible assets		96
(Increase) decrease in other non-current assets	(576)	558
Increase (decrease) in trade payables	2,408	(2,764)
Decrease in accrued expenses	(127)	(4,210)
Increase in federal and state income taxes payable	7,442	5,244
(Decrease) increase in other long-term liabilities	(46)	206
Increase in long-term income taxes payable	351

Total adjustments	13,492	(441)

Net cash provided by operating activities	28,934	12,770

Cash flows from investing activities:
Capital expenditures	(3,721)	(3,126)
Acquisitions, net of cash acquired	(32,701)	(7,106)
Proceeds from the disposal of property, plant and equipment	54	38

Net cash used for investing activities	(36,368)	(10,194)

Cash flows from financing activities:
Proceeds from borrowings	51,549	49,518
Principal payments on long-term debt and capital lease obligations	(40,392)	(59,943)
Exercise of stock options	887	989
Excess tax benefits from share-based payment arrangements	26	460
Dividends to shareholders	(2,504)	(1,849)

Net cash provided by (used for) financing activities	9,566	(10,825)

Increase (decrease) in cash	2,132	(8,249)
Cash at beginning of period	2,670	11,180

Cash at end of period	$4,802	$2,931

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Condensed Consolidated Financial Statements

The consolidated balance sheets as of June 25, 2011 and March 26, 2011, the consolidated statements of income and cash flows for the quarters ended June 25, 2011 and June 26, 2010, and the consolidated statement of changes in shareholders’ equity for the quarter ended June 25, 2011, include Monro Muffler Brake, Inc. and its wholly owned subsidiary, Monro Service Corporation (the “Company”). These unaudited condensed consolidated financial statements have been prepared by the Company. In the opinion of management, all known adjustments (consisting of normal recurring accruals or adjustments) have been made to fairly state the financial position, results of operations and cash flows for the unaudited periods presented.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 26, 2011. The results of operations for the interim periods being reported on herein are not necessarily indicative of the operating results for the full year.

The Company reports its results on a 52/53 week fiscal year with the fiscal year ending on the last Saturday in March of each year. The following are the dates represented by each fiscal period reported in these condensed financial statements:

“Quarter Ended Fiscal June 2011”:	March 27, 2011 – June 25, 2011 (13 weeks)
“Quarter Ended Fiscal June 2010”:	March 28, 2010 – June 26, 2010 (13 weeks)

Fiscal year 2012, ending March 31, 2012, is a 53 week year.

Note 2 – Acquisitions

The Company’s acquisitions are strategic moves in its plan to fill in and expand its presence in its existing and contiguous markets, and leverage fixed operating costs such as distribution and advertising.

On June 5, 2011, the Company acquired 24 retail tire and automotive repair stores located in Pennsylvania and New Jersey from Vespia Tire Centers, Inc. (“Vespia”). These stores produced approximately $36 million in net sales in 2010 based on unaudited pre-acquisition historical information. The acquisition was financed through the Company’s existing bank facility. The results of operations of these acquired stores are included in the Company’s results from June 5, 2011.

Note 3 – Earnings Per Share

Basic earnings per common share (EPS) amounts are computed by dividing earnings after the deduction of preferred stock dividends by the average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalents outstanding.

The following is a reconciliation of basic and diluted EPS for the respective periods:

	Quarter Ended Fiscal June
	2011	2010
	(Dollars in thousands, except per share data)
Numerator for earnings per common share calculation:
Net Income	$15,442	$13,211
Less: Preferred stock dividends	61	46

Income available to common stockholders	$15,381	$13,165

Denominator for earnings per common share calculation:
Weighted average common shares, basic	30,497	29,993
Effect of dilutive securities:
Preferred stock	760	760
Stock options	729	801

Weighted average number of common shares, diluted	31,986	31,554

Basic Earnings per common share:	$0.50	$0.44

Diluted Earnings per common share:	$0.48	$0.42

The computation of diluted EPS excludes the effect of the assumed exercise of approximately 660,000 and 155,000 stock options for the three months ended fiscal June 2011 and June 2010, respectively. Such amounts were excluded as the exercise prices of these options were greater than the average market value of the Company’s common stock for those periods, resulting in an anti-dilutive effect on diluted EPS.

Note 4 – Income Taxes

In the normal course of business, the Company provides for uncertain tax positions and the related interest and penalties, and adjusts its unrecognized tax benefits and accrued interest and penalties accordingly. The total amount of unrecognized tax benefits were $6.2 million and $6.0 million, respectively at June 25, 2011 and March 26, 2011, the majority of which, if recognized, would affect the effective tax rate. As of June 25, 2011, the Company had approximately $1.0 million of interest and penalties accrued related to unrecognized tax benefits.

The Company is currently under audit by the Internal Revenue Service for the fiscal 2010 tax year, and also currently under audit by certain state tax jurisdictions for the fiscal 2001 to 2010 tax years. It is reasonably possible that the examination phase of the audits for these years may conclude in the next 12 months, and that the related unrecognized tax benefits for tax positions taken

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

regarding previously filed tax returns may change from those recorded as liabilities for uncertain tax positions in the Company’s financial statements as of June 25, 2011. However, based on the status of the examinations, it is not possible to estimate the effect of any amount of such change to previously recorded uncertain tax positions.

The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions. The Company’s fiscal 2009 U.S. federal tax year and various state tax years remain subject to income tax examinations by tax authorities.

Note 5 – Supplemental Disclosure of Cash Flow Information

The following transactions represent non-cash investing and financing activities during the periods indicated:

Three Months Ended June 25, 2011:

In connection with the fiscal 2012 acquisition (Note 2), liabilities were assumed as follows:

Fair value of assets acquired	$6,110,000
Goodwill acquired	27,271,000
Cash paid, net of cash acquired	(32,701,000)

Liabilities assumed	$680,000

In connection with the accounting for income tax benefits related to the exercise of stock options, the Company decreased current liabilities and increased paid-in capital by $631,000.

Three Months Ended June 26, 2010:

In connection with the fiscal 2011 acquisitions, liabilities were assumed as follows:

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

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Cash Dividend

In May 2011, the Company’s Board of Directors declared its intention to pay a regular quarterly cash dividend during fiscal 2012 of $.08 per common share or common share equivalent to be paid beginning with the first quarter of fiscal 2012. However, the declaration of and any determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, capital requirements, compliance with charter and contractual restrictions, and such other factors as the Board of Directors deems relevant.

Note 7 – Debt

In June 2011, the Company entered into a five-year $175 million revolving Credit Facility agreement with seven banks. The Credit Facility amends and restates, in its entirety, the Credit Facility agreement previously entered into by the Company as of July 2005 and amended from time to time. The Credit Facility also provides an accordion feature permitting the Company to request an increase in availability of up to an additional $75 million. The Company was in compliance with all debt covenants at June 25, 2011.

Within the Credit Facility, the Company has available a sub-facility of $40 million for the purpose of issuing standby letters of credit.

Specific terms of the Credit Facility permit the payment of cash dividends not to exceed 50% of the prior year’s net income and increase and liberalize certain thresholds, while the net worth financial covenant existent under the 2005 Credit Facility has been removed. Other terms of the Credit Facility are generally consistent with the 2005 Credit Facility including requiring the maintenance of specified interest and rent coverage ratios and permitting mortgages and specific lease financing arrangements with other parties with certain limitations.

Note 8 – Subsequent Events

In July 2011, the Company’s Board of Directors declared a regular quarterly cash dividend of $.09 per common share or common share equivalent to be paid to shareholders of record as of September 6, 2011. The dividend will be paid on September 16, 2011. Further, the Company’s Board of Directors declared its intention to pay a regular quarterly cash dividend during the remainder of fiscal 2012 of $.09 per common share or common share equivalent to be paid beginning with the third quarter of fiscal 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The statements contained in this Form 10-Q that are not historical facts, including (without limitation) statements made in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain statements of future expectations and other forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed. These factors include, but are not necessarily limited to, the effect of economic conditions, product demand, dependence on and competition within the primary markets in which the Company’s stores are located, the need for and costs associated with store renovations and other capital expenditures, the impact of competitive services and pricing, product development, parts supply restraints or difficulties, industry regulation, risks relating to leverage and debt service (including sensitivity to fluctuations in interest rates), continued availability of capital resources and financing, risks relating to integration of acquired businesses, the availability of vendor rebates and other factors set forth or incorporated elsewhere herein and in the Company’s other Securities and Exchange Commission filings. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

The following table sets forth income statement data of Monro Muffler Brake, Inc. (“Monro” or the “Company”) expressed as a percentage of sales for the fiscal periods indicated:

	Quarter Ended Fiscal June
	2011	2010
Sales	100.0%	100.0%
Cost of sales, including distribution and occupancy costs	57.0	58.3

Gross profit	43.0	41.7

Operating, selling, general and administrative expenses	27.0	27.2
Intangible amortization	.2	.2
Loss on disposal of assets	(.1)	0

Total operating expenses	27.1	27.4

Operating income	15.9	14.3
Interest expense - net	.7	.9
Other income - net	(.1)	0

Income before provision for income taxes	15.2	13.4
Provision for income taxes	5.9	5.1

Net income	9.4%	8.3%

First Quarter Ended June 25, 2011 Compared To First Quarter Ended June 26, 2010

Sales were $164.8 million for the quarter ended June 25, 2011 as compared with $158.2 million in the quarter ended June 26, 2010. The sales increase of $6.6 million or 4.2%, was partially due to a comparable store sales increase of 2.1%. Additionally, there was an increase of $4.2 million related to new stores. Partially offsetting this was a decrease in sales from closed stores amounting to $.9 million. There were 90 selling days in the quarter ended June 25, 2011 and in the quarter ended June 26, 2010.

At June 25, 2011, the Company had 802 company-operated stores and three franchised locations compared with 785 company-operated stores and three franchised locations at June 26, 2010. During the quarter ended June 25, 2011, the Company added 24 stores (including the stores acquired through the Vespia acquisition) and closed three stores.

Management believes that the improvement in comparable store sales resulted from several factors, including an increase in sales across several product categories. It is management’s belief that strong in-store sales execution, highly effective advertising campaigns and price increases in several product categories also contributed to the sales improvement. Average ticket increased over the prior year first quarter. Declining automobile sales (as compared to historical levels), helped to contribute to the improved sales. Management believes that consumers are keeping their cars longer and repairing them instead of trading them in for new cars. Additionally, while consumers can and often defer repairs when the economy is weak, most repairs can only be deferred for a period of time. When customers do come in to have their vehicles repaired, it is management’s belief that they spend more on average because the problem with their vehicle has worsened due to additional wear.

Management also believes that the closings of dealerships by Chrysler and General Motors are driving more business to the Company’s stores as consumers look for alternative, proven, economical and more geographically convenient locations to service their automobiles.

Gross profit for the quarter ended June 25, 2011 was $70.8 million or 43.0% of sales as compared with $66.0 million or 41.7% of sales for the quarter ended June 26, 2010. The increase in gross profit for the quarter ended June 25, 2011, as a percentage of sales, is due to several factors.

Total material costs, including outside purchases, decreased as a percentage of sales as compared to the prior year, largely due to selling price increases across the chain and cost decreases in select product categories as evidenced largely through increased vendor rebates recognized as compared to the prior year. These decreases were partially offset by the shift in mix to increased tire sales, which is a lower margin category, as well as cost increases in various items such as oil and tires.

Labor costs also decreased as a percentage of sales as compared to the prior year, largely due to a shift in mix to increased tire sales as well as improved labor efficiency as measured by sales per man hour.

Distribution and occupancy costs increased slightly as a percentage of sales from the prior year mainly due to increased costs from the fiscal 2011 and 2012 acquired stores.

Operating expenses for the quarter ended June 25, 2011 were $44.7 million or 27.1% of sales as compared with $43.4 million or 27.4% of sales for the quarter ended June 26, 2010. Within operating expenses, selling, general and administrative (“SG&A”) expenses increased by $1.4 million to $44.5 million, and were 27.0% of sales, compared with 27.2% in the prior year. The Company experienced leverage in this line through focused cost control on increased sales.

Approximately $.9 million of the increase in SG&A expense is directly attributed to increased direct store expenses such as manager pay, advertising and utilities related to the fiscal 2011 and 2012 acquired stores.

Operating income for the quarter ended June 25, 2011 of approximately $26.1 million increased by 15.6% as compared to operating income of approximately $22.6 million for the quarter ended June 26, 2010, and increased as a percentage of sales from 14.3% to 15.9%.

Net interest expense for the quarter ended June 25, 2011 decreased by approximately $.3 million as compared to the same period in the prior year, and decreased from .9% to .7% as a percentage of sales for the same periods. The weighted average debt outstanding for the quarter ended June 25, 2011 decreased by approximately $39 million as compared to the quarter ended June 26, 2010, primarily related to a decrease in debt outstanding under the Company’s revolving Credit Facility agreement. The weighted average interest rate increased by approximately 230 basis points from the prior year due to a shift to a larger percentage of debt (capital leases vs. revolver) outstanding at a higher rate. Additionally, amortization of financing fees over the lower outstanding revolving credit balance for the quarter is causing an increase in the weighted average rate.

The effective tax rate for the quarter ended June 25, 2011 and June 26, 2010 was 38.5% and 37.7%, respectively, of pre-tax income.

Net income for the quarter ended June 25, 2011 of $15.4 million increased 16.9% from net income for the quarter ended June 26, 2010. Earnings per share on a diluted basis for the quarter ended June 25, 2011 of $.48 increased 14.3%.

Capital Resources and Liquidity

Capital Resources

The Company’s primary capital requirements in fiscal year 2012 are the upgrading of facilities and systems, including an anticipated $4.0 - $5.0 million expansion of the Rochester, New York office and warehouse facility, and the funding of its store expansion program, including potential acquisitions of existing store chains. For the three months ended June 25, 2011, the Company’s primary capital requirements were divided between the funding of capital expenditures related to existing and greenfield stores totaling $3.7 million, and the funding of the acquisition totaling $32.7 million. Funds were provided primarily by cash flow from operations and bank financing.

The Company paid dividends of $2.5 million during the three months ended June 25, 2011. In May 2011, the Company’s Board of Directors declared its intention to pay a regular quarterly cash dividend of $.08 per common share or common share equivalent beginning with the first quarter of fiscal 2012.

In July 2011, the Company’s Board of Directors declared its intention to pay a regular quarterly cash dividend of $.09 per common share or common share equivalent beginning with the second quarter of fiscal 2012.

Management believes that the Company has sufficient resources available (including cash and equivalents, net cash flow from operations and bank financing) to expand its business as currently planned for the next twelve months.

Liquidity

In June 2011, the Company entered into a five-year $175 million revolving Credit Facility agreement with seven banks. The Credit Facility amends and restates, in its entirety, the Credit Facility agreement previously entered into by the Company as of July 2005 and amended from time to time. The Credit Facility also provides an accordion feature permitting the Company to request an increase in availability of up to an additional $75 million. There was $22.0 million outstanding at June 25, 2011. The Company was in compliance with all debt covenants at June 25, 2011.

Within the Credit Facility, the Company has available a sub-facility of $40 million for the purpose of issuing standby letters of credit. There were $16.8 million in outstanding letters of credit at June 25, 2011.

Specific terms of the Credit Facility permit the payment of cash dividends not to exceed 50% of the prior year’s net income and increase and liberalize certain thresholds, while the net worth financial covenant existent under the 2005 Credit Facility has been removed. Other terms of the Credit Facility are generally consistent with the 2005 Credit Facility including requiring the maintenance of specified interest and rent coverage ratios and permitting mortgages and specific lease financing arrangements with other parties with certain limitations.

The Company has financed certain store properties and equipment with capital leases, which amount to $43.0 million at June 25, 2011 and are due in installments through 2039.

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board issued new accounting guidance on when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. The guidance requires reporting entities with zero or negative carrying amounts of goodwill to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This guidance is effective for impairment tests performed during an entity’s fiscal year, and interim periods within those years, beginning after December 15, 2010 (March 27, 2011 for the Company). The adoption of this guidance in the first quarter of fiscal 2012 had no impact on the Company’s Consolidated Financial Statements.

In December 2010, the Financial Accounting Standards Board issued new accounting guidance on disclosures of supplementary pro forma information for business combinations. The guidance requires reporting entities that present comparative financial statements to present the pro forma disclosures as if the business combination occurred at the beginning of the prior annual period. The guidance also expands the supplementary pro forma disclosures to include additional disclosures describing the nature and amount of material, nonrecurring pro forma adjustments. This guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010 (March 27, 2011 for the Company). The adoption of this guidance in the first quarter of fiscal 2012 did not have an impact on the Company’s Consolidated Financial Statements.

In June 2011, the Financial Accounting Standards Board issued new accounting guidance that revises the manner in which entities present comprehensive income in their financial statements. The guidance removes the presentation options in previously issued accounting guidance on comprehensive income, and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The guidance does not change the items that must be reported in other comprehensive income. This guidance is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011. This guidance requires new disclosures only, and will have no impact on the Company’s Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from potential changes in interest rates. At June 25, 2011 and March 26, 2011, approximately 3% and 6%, respectively, of the Company’s long-term debt, excluding capital leases, was at fixed interest rates and therefore, the fair value is affected by changes in market interest rates. The Company’s cash flow exposure on floating rate debt, which is not supported by interest rate swap agreements, would result in interest expense fluctuating approximately $.2 million based upon the Company’s debt position at the quarter ended June 25, 2011 and $.1 million for fiscal year ended March 26, 2011, given a 1% change in LIBOR.

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

Changes in internal controls

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 25, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no changes to the risk factors described in the Company’s previously filed Annual Report on Form 10-K for the fiscal year ended March 26, 2011.

Item 4. Removed and Reserved

Item 6. Exhibits

a.	Exhibits

10.11 – Credit Agreement, dated as of June 13, 2011, by and among the Company, RBS Citizens, N.A., as Administrative Agent, and certain lenders party thereto. (Previously filed as Exhibit 10.11 to the Form 8-K filed on June 16, 2011.)

31.1 – Certification of Robert G. Gross pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2 – Certification of Catherine D’Amico pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1 – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101.CAL* - XBRL Taxonomy Extension Calculation Linkbase

101.INS* - XBRL Instance Document

101.LAB* - XBRL Taxonomy Extension Label Linkbase

101.PRE* - XBRL Taxonomy Extension Presentation Linkbase

101.SCH* - XBRL Taxonomy Extension Schema Linkbase

101.DEF* - XBRL Taxonomy Extension Definition Linkbase

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement of prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or deemed filed for purpose of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONRO MUFFLER BRAKE, INC.

DATE: August 4, 2011	By	/s/ Robert G. Gross
Robert G. Gross
Chief Executive Officer and Chairman of the Board

DATE: August 4, 2011	By	/s/ Catherine D’Amico
Catherine D’Amico
Executive Vice President-Finance, Treasurer
and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Page No.

10.11	10.11 – Credit Agreement, dated as of June 13, 2011, by and among the Company, RBS Citizens, N.A., as Administrative Agent, and certain lenders party thereto. (Previously filed as Exhibit 10.11 to the Form 8-K filed on June 16, 2011.)

31.1	Certification of Robert G. Gross pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	17

31.2	Certification of Catherine D’Amico pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	18

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	19

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.INS*	XBRL Instance Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

101.SCH*	XBRL Taxonomy Extension Schema Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement of prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or deemed filed for purpose of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.