Form 10-Q
period 2011-09-24
MONRO MUFFLER BRAKE INC
filed 2011-11-03
CIK 876427

FORM 10-Q

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2011.

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

As of October 21, 2011, 30,810,217 shares of the Registrant’s Common Stock, par value $ .01 per share, were outstanding.

MONRO MUFFLER BRAKE, INC.

MONRO MUFFLER BRAKE, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 24, 2011	March 26, 2011
	(Dollars in thousands)
Assets
Current assets:
Cash and equivalents	$2,728	$2,670
Trade receivables	2,312	1,821
Federal and state income taxes receivable	318	—
Inventories	105,698	98,964
Deferred income tax asset	9,235	8,667
Other current assets	17,747	16,661

Total current assets	138,038	128,783

Property, plant and equipment	407,878	398,524
Less - Accumulated depreciation and amortization	(205,346)	(197,928)

Net property, plant and equipment	202,532	200,596
Goodwill	126,445	98,535
Intangible assets	14,597	13,506
Other non-current assets	14,715	10,420

Total assets	$496,327	$451,840

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$3,276	$13,033
Trade payables	48,641	41,301
Federal and state income taxes payable	—	1,132
Accrued payroll, payroll taxes and other payroll benefits	13,367	16,825
Accrued insurance	21,961	21,095
Warranty reserves	6,694	6,496
Other current liabilities	10,196	9,558

Total current liabilities	104,135	109,440

Long-term debt	62,427	41,990
Accrued rent expense	6,371	6,476
Other long-term liabilities	4,597	4,617
Deferred income tax liability	5,412	4,353
Long-term income taxes payable	5,064	4,715

Total liabilities	188,006	171,591

Commitments
Shareholders’ equity:
Class C Convertible Preferred Stock, $1.50 par value, $.064 conversion value, 150,000 shares authorized; 32,500 shares issued and outstanding	49	49
Common Stock, $.01 par value, 45,000,000 shares authorized; 36,759,794 and 36,038,664 shares issued at September 24, 2011 and March 26, 2011, respectively	368	360
Treasury Stock, 5,967,991 and 5,577,984 shares at September 24, 2011 and March 26, 2011, respectively, at cost	(86,493)	(72,317)
Additional paid-in capital	116,896	99,871
Accumulated other comprehensive loss	(1,578)	(1,578)
Retained earnings	279,079	253,864

Total shareholders’ equity	308,321	280,249

Total liabilities and shareholders’ equity	$496,327	$451,840

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Quarter Ended Fiscal September		Six Months Ended Fiscal September
	2011	2010	2011	2010
	(Dollars in thousands,
	except per share data)

Sales	$173,256	$162,102	$338,074	$320,341
Cost of sales, including distribution and occupancy costs	101,942	95,736	195,949	187,976

Gross profit	71,314	66,366	142,125	132,365

Operating, selling, general and administrative expenses	45,850	43,138	90,332	86,199
Intangible amortization	411	296	771	591
(Gain) loss on disposal of assets	(138)	231	(311)	250

Total operating expenses	46,123	43,665	90,792	87,040

Operating income	25,191	22,701	51,333	45,325
Interest expense, net of interest income for the quarter of $3 in 2011 and $20 in 2010, and year-to-date of $5 in 2011 and $31 in 2010	1,332	1,208	2,456	2,679
Other income, net	(123)	(73)	(224)	(140)

Income before provision for income taxes	23,982	21,566	49,101	42,786
Provision for income taxes	8,865	8,242	18,542	16,251

Net income	$15,117	$13,324	$30,559	$26,535

Earnings per share:
Basic	$.49	$.44	$1.00	$.88

Diluted	$.47	$.42	$.95	$.84

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(Dollars in thousands)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss (3)	Retained Earnings	Total

Balance at March 26, 2011	$49	$360	$(72,317)	$99,871	$(1,578)	$253,864	$280,249

Net income						30,559	30,559

Cash dividends: Preferred ($.17 per CSE)(1) (2)						(129)	(129)
Common ($.17 per share)(2)						(5,215)	(5,215)

Tax benefit from exercise of stock options				4,803			4,803

Exercise of stock options		8	(14,176)	10,520			(3,648)

Stock option compensation				1,702			1,702

Balance at September 24, 2011	$49	$368	$(86,493)	$116,896	$(1,578)	$279,079	$308,321

(1)	CSE – Common stock equivalent
(2)	Represents first and second quarter fiscal year 2012 dividend payments of $.08 and $.09 per CSE paid on June 17, 2011 and September 16, 2011, respectively.
(3)	The balance relates to the pension liability.

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended Fiscal September
	2011	2010
	(Dollars in thousands)
	Increase (Decrease) in Cash
Cash flows from operating activities:
Net income	$30,559	$26,535

Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	11,758	11,053
(Gain) loss on disposal of property, plant and equipment	(311)	250
Stock-based compensation expense	1,702	1,560
Excess tax benefits from share-based payment arrangements	(198)	(784)
Net change in deferred income taxes	1,105	(930)
Change in operating assets and liabilities:
Trade receivables	(331)	331
Inventories	(4,443)	(9,511)
Other current assets	(586)	(2,047)
Intangible assets	(4,295)	1,027
Other non-current assets	—	191
Trade payables	7,231	4,325
Accrued expenses	(7,444)	(3,892)
Federal and state income taxes payable	3,353	2,167
Other long-term liabilities	(234)	197
Long-term income taxes payable	349	325

Total adjustments	7,656	4,262

Net cash provided by operating activities	38,215	30,797

Cash flows from investing activities:
Capital expenditures	(11,236)	(6,600)
Acquisitions, net of cash acquired	(32,533)	(7,106)
Proceeds from the disposal of property, plant and equipment	77	98

Net cash used for investing activities	(43,692)	(13,608)

Cash flows from financing activities:
Proceeds from borrowings	109,629	88,321
Principal payments on long-term debt and capital lease obligations	(100,785)	(111,894)
Exercise of stock options	1,837	2,470
Excess tax benefits from share-based payment arrangements	198	784
Dividends to shareholders	(5,344)	(3,704)

Net cash provided by (used for) financing activities	5,535	(24,023)

Increase (decrease) in cash	58	(6,834)
Cash at beginning of period	2,670	11,180

Cash at end of period	$2,728	$4,346

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Condensed Consolidated Financial Statements

The consolidated balance sheets as of September 24, 2011 and March 26, 2011, the consolidated statements of income for the quarters and six months ended September 24, 2011 and September 25, 2010, the consolidated statements of cash flows for the six months ended September 24, 2011 and September 25, 2010 and the consolidated statement of changes in shareholders’ equity for the six months ended September 24, 2011, include Monro Muffler Brake, Inc. and its wholly-owned subsidiary, Monro Service Corporation (collectively, the “Company”). These unaudited condensed consolidated financial statements have been prepared by the Company. In the opinion of management, all known adjustments (consisting of normal recurring accruals or adjustments) have been made to fairly state the financial position, results of operations and cash flows for the unaudited periods presented.

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

The Company reports its results on a 52/53 week fiscal year with the fiscal year ending on the last Saturday in March of each year. The following are the dates represented by each fiscal period reported in these condensed financial statements:

“Quarter Ended Fiscal September 2011”:	June 26, 2011 – September 24, 2011 (13 weeks)
“Quarter Ended Fiscal September 2010”:	June 27, 2010 – September 25, 2010 (13 weeks)
“Six Months Ended Fiscal September 2011”:	March 27, 2011 – September 24, 2011 (26 weeks)
“Six Months Ended Fiscal September 2010”:	March 28, 2010 – September 25, 2010 (26 weeks)

Fiscal year 2012, ending March 31, 2012, is a 53 week year.

During the second quarter of fiscal year 2012, the Company completed the purchase price allocation for Courthouse Tire. Some of the amounts previously estimated have changed during the measurement period. The significant changes in estimates included an increase in property, plant and equipment, deferred income tax asset, goodwill, intangible assets and long-term debt of $1.3 million, $.4 million, $.3 million, $.3 million and $2.3 million, respectively. The measurement period adjustments represent updates made to the purchase price allocation based on revisions to valuations estimates subsequent to the quarter of acquisition and initial accounting. There were no significant adjustments to the Company’s Consolidated Statement of Income in any quarter since the time of acquisition.

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current year’s presentation.

Note 2 – Acquisitions

The Company’s acquisitions are strategic moves in its plan to fill in and expand its presence in its existing and contiguous markets, and leverage fixed operating costs such as distribution and advertising.

In the first quarter of fiscal year 2012, the Company acquired 24 retail tire and automotive repair stores located in Pennsylvania and New Jersey from Vespia Tire Centers, Inc. These stores produced approximately $36 million in net sales in 2010 based on unaudited pre-acquisition historical information provided by Vespia Tire Centers, Inc. The acquisition was financed through the Company’s existing credit facility. The results of operations of these acquired stores are included in the Company’s results from June 5, 2011.

Subsequent Event

In September 2011, the Company signed a definitive asset purchase agreement to acquire seven retail tire stores located in Ohio and Pennsylvania from Terry’s Tire Town, Inc. These stores produced approximately $9 million in net sales in 2010 based on unaudited, pre-acquisition historical information provided by Terry’s Tire Town, Inc. The transaction closed on October 9, 2011. These stores will operate under the Mr. Tire brand name. The acquisition was financed through the Company’s existing credit facility.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Earnings Per Share

Basic earnings per common share (EPS) amounts are computed by dividing Income available to common shareholders after the deduction of preferred stock dividends by the average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalent securities outstanding.

The following is a reconciliation of basic and diluted EPS for the respective periods:

	Quarter Ended Fiscal September		Six Months Ended Fiscal September
	2011	2010	2011	2010
	(Dollars in thousands, except per share data)
Numerator for earnings per common share calculation:
Net Income	$15,117	$13,324	$30,559	$26,535
Preferred stock dividends	(68)	(45)	(129)	(91)

Income available to common shareholders	$15,049	$13,279	$30,430	$26,444

Denominator for earnings per common share calculation:
Weighted average common shares, basic	30,656	30,124	30,576	30,058
Effect of dilutive securities:
Preferred stock	760	760	760	760
Stock options	857	832	965	826

Weighted average number of common shares, diluted	32,273	31,716	32,301	31,644

Basic Earnings per common share:	$.49	$.44	$1.00	$.88

Diluted Earnings per common share:	$.47	$.42	$.95	$.84

The computation of diluted EPS excludes the effect of the assumed exercise of approximately 686,000 and 687,000 stock options respectively, for the three and six months ended fiscal September 24, 2011, and 270,000 and 272,000 stock options respectively, for the three and six months ended September 25, 2010. Such amounts were excluded as the exercise prices of these stock options were greater than the average market value of the Company’s common stock for those periods, resulting in an anti-dilutive effect on diluted EPS.

Note 4 – Income Taxes

In the normal course of business, the Company provides for uncertain tax positions and the related interest and penalties, and adjusts its unrecognized tax benefits and accrued interest and penalties accordingly. The total amount of unrecognized tax benefits were $6.3 million and $6.0 million, respectively at September 24, 2011 and March 26, 2011, the majority of which, if recognized, would affect the effective tax rate. As of September 24, 2011, the Company had approximately $1.1 million of interest and penalties accrued related to unrecognized tax benefits.

The Company is currently under audit by certain state tax jurisdictions for the fiscal 2001 to 2010 tax years. It is possible that the examination phase of the audits for these years may conclude in the next 12 months, and that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns may change from those recorded as liabilities for uncertain tax positions in the Company’s financial statements as of September 24, 2011. However, based on the status of the examinations, it is not possible to estimate the effect of any amount of such change to previously recorded uncertain tax positions.

The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions. The Company’s fiscal 2009 U.S. federal tax year and various state tax years remain subject to income tax examinations by tax authorities.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Supplemental Disclosure of Cash Flow Information

The following transactions represent non-cash investing and financing activities during the periods indicated:

Six Months Ended September 24, 2011:

In connection with the fiscal year 2012 acquisition (Note 2), liabilities were assumed as follows:

Fair value of assets acquired	$5,739,000
Goodwill acquired	27,589,000
Cash paid, net of cash acquired	(32,533,000)

Liabilities assumed	$795,000

In connection with the completion of purchase price accounting (Note 1), the Company increased property, plant and equipment, deferred income tax asset, goodwill, intangible assets and long-term debt by $1,331,000, $381,000, $325,000, $297,000 and $2,334,000, respectively.

In connection with the exercise of stock options and the satisfaction of tax withholding obligations by the Company’s Chief Executive Officer and another member of the Company’s Board of Directors, the Company increased current liabilities, Common Stock, paid-in capital and treasury stock by $5,485,000, $6,000, $8,685,000 and $14,176,000, respectively.

In connection with the accounting for income tax benefits related to the exercise of stock options, the Company decreased current liabilities and increased paid-in capital by $4,803,000.

Six Months Ended September 25, 2010:

In connection with the fiscal year 2011 acquisitions, liabilities were assumed as follows:

Fair value of assets acquired	$1,200,000
Goodwill acquired	6,268,000
Cash paid, net of cash acquired	(7,106,000)

Liabilities assumed	$362,000

In connection with the accounting for income tax benefits related to the exercise of stock options, the Company decreased current liabilities and increased paid-in capital by $2,106,000.

Note 6 – Cash Dividend

In May 2011, the Company’s Board of Directors declared its intention to pay a regular quarterly cash dividend during fiscal year 2012 of $.08 per common share or common share equivalent to be paid beginning with the first quarter of fiscal year 2012. In July 2011, the Company’s Board of Directors declared its intention to pay a regular quarterly cash dividend during the remainder of fiscal year 2012 of $.09 per common share or common share equivalent. However, the declaration of and any determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, capital requirements, compliance with charter and credit facility restrictions, and such other factors as the Board of Directors deems relevant.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Debt

In June 2011, the Company entered into a five-year $175 million revolving Credit Facility agreement with seven banks. The Credit Facility amends and restates, in its entirety, the Credit Facility agreement previously entered into by the Company as of July 2005 and amended from time to time. The Credit Facility also provides an accordion feature permitting the Company to request an increase in availability of up to an additional $75 million. The Company was in compliance with all debt covenants at September 24, 2011.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Form 10-Q that are not historical facts, including (without limitation) statements made in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain statements of future expectations and other forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed. These factors include, but are not necessarily limited to, the effect of economic conditions, product demand, dependence on and competition within the primary markets in which the Company’s stores are located, the need for and costs associated with store renovations and other capital expenditures, the impact of competitive services and pricing, product development, parts supply restraints or difficulties, industry regulation, risks relating to leverage and debt service (including sensitivity to fluctuations in interest rates), continued availability of capital resources and financing, risks relating to integration of acquired businesses, the availability of vendor rebates and other factors set forth or incorporated elsewhere herein and in the Company’s other Securities and Exchange Commission filings. Except as required by law, the Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

Results of Operations

The following table sets forth income statement data of Monro Muffler Brake, Inc. (“Monro” or the “Company”) expressed as a percentage of sales for the fiscal periods indicated:

	Quarter Ended Fiscal September		Six Months Ended Fiscal September
	2011	2010	2011	2010
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including distribution and occupancy costs	58.8	59.1	58.0	58.7

Gross profit	41.2	40.9	42.0	41.3

Operating, selling, general and administrative expenses	26.5	26.6	26.7	26.9
Intangible amortization	0.2	0.2	0.2	0.2
(Gain) loss on disposal of assets	(0.1)	0.1	(0.1)	0.1

Total operating expenses	26.6	26.9	26.9	27.2

Operating income	14.5	14.0	15.2	14.1
Interest expense - net	0.8	0.7	0.7	0.8
Other income - net	(0.1)	0.0	(0.1)	0.0

Income before provision for income taxes	13.8	13.3	14.5	13.4
Provision for income taxes	5.1	5.1	5.5	5.1

Net income	8.7%	8.2%	9.0%	8.3%

Second Quarter and Six Months Ended September 24, 2011 Compared To Second Quarter and Six Months Ended September 25, 2010

Sales were $173.3 million for the quarter ended September 24, 2011 as compared with $162.1 million in the quarter ended September 25, 2010. The sales increase of $11.2 million or 6.9%, was due primarily to an increase of $10.7 million related to new stores. Partially offsetting this was a comparable store sales decrease of .8% and a decrease in sales from closed stores amounting to $1.1 million. There were 91 selling days in the quarter ended September 24, 2011 and in the quarter ended September 25, 2010.

As occurred in previous years, during the quarter ended September 24, 2011, the Company completed the bulk sale of approximately $2.9 million of slower moving inventory to Icon International, a barter company, in exchange for barter credits. The barter transactions for the quarter ended September 24, 2011 decreased gross profit and operating expenses by .2% and .4% of sales, respectively, as compared to the quarter ended September 25, 2010.

Sales were $338.1 million for the six months ended September 24, 2011 as compared with $320.3 million in the six months ended September 25, 2010. The sales increase of $17.8 million or 5.5%, was due primarily to an increase of $14.7 million related to new stores. Additionally, comparable store sales increased by .7%. Partially offsetting this sales increase was a decrease in sales from closed stores amounting to $2.1 million.

At September 24, 2011, the Company had 802 company-operated stores and three franchised locations compared with 783 company-operated stores and three franchised locations at September 25, 2010. During the quarter ended September 24, 2011, the Company added two stores and closed two stores.

Management believes that the decline in comparable store sales resulted mainly from the continued weak U.S. economy. With the continuation of higher gasoline prices and lack of consumer confidence, management believes that customers are continuing to defer tire purchases and service repairs, especially on higher ticket items. As evidence, tire sales, which have increased every year on a comparable store basis during the past three years, were relatively flat for the second quarter of fiscal year 2012 as compared to the prior year quarter. This was a result of a decrease in tire units sold offset by an increase in selling prices passed along to the consumer. The Company, like most all other tire retailers, has experienced a decline in the sale of tire units, which is believed to be attributable to consumer resistance to steeply rising prices. Related categories such as alignment sales declined this quarter as well. The Company did have comparable store exhaust and brake sales increases during the quarter ended September 2011, supporting management’s belief that consumers are keeping their cars longer and repairing them instead of trading them in for new cars. While it appears that repairs and tire purchases are being deferred, most can only be deferred for a period of time due to safety issues. When customers do come in to have their vehicles repaired, it is management’s belief that they spend more on average because the problem with their vehicle has worsened due to additional wear.

Gross profit for the quarter ended September 24, 2011 was $71.3 million or 41.2% of sales as compared with $66.4 million or 40.9% of sales for the quarter ended September 25, 2010. The increase in gross profit for the quarter ended September 24, 2011, as a percentage of sales, is due to several factors.

Distribution and occupancy costs decreased as a percentage of sales from the prior year as the Company, with higher overall sales, was able to better leverage these largely fixed costs.

Labor costs decreased as a percentage of sales as compared to the prior year, mainly due to better control of payroll and improved labor efficiency as measured by sales per man hour.

Total material costs, including outside purchases, increased as a percentage of sales as compared to the prior year, largely due to cost increases primarily in oil and tires. Selling price increases during this and the first quarter of fiscal year 2012 helped to partially offset the margin pressure.

Gross profit for the six months ended September 24, 2011 was $142.1 million, or 42.0% of sales, compared with $132.4 million or 41.3% of sales for the six months ended September 25, 2010. The year-to-date improvement in gross profit is largely due to leveraging of fixed distribution and occupancy costs against improved sales this year, as well as decreased labor costs.

Operating expenses for the quarter ended September 24, 2011 were $46.1 million or 26.6% of sales as compared with $43.7 million or 26.9% of sales for the quarter ended September 25, 2010. Direct store expenses related to the fiscal year 2011 and fiscal year 2012 acquired stores increased operating expenses by $2.4 million for the quarter ended September 24, 2011, demonstrating that, on a comparable store basis, the Company experienced leverage in this line through focused cost control on lower sales.

For the six months ended September 24, 2011, operating expenses increased by $3.8 million to $90.8 million from the comparable period of the prior year and were 26.9% of sales compared to 27.2%.

Operating income for the quarter ended September 24, 2011 of approximately $25.2 million increased by 11.0% as compared to operating income of approximately $22.7 million for the quarter ended September 25, 2010, and increased as a percentage of sales from 14.0% to 14.5%.

Operating income for the six months ended September 24, 2011 of approximately $51.3 million increased by 13.3% as compared to operating income of approximately $45.3 million for the six months ended September 25, 2010, and increased as a percentage of sales from 14.1% for the six months ended September 25, 2010 to 15.2% for the six months ended September 24, 2011.

Net interest expense for the quarter ended September 24, 2011 increased by approximately $.1 million as compared to the same period in the prior year, and increased from .7% to .8% as a percentage of sales for the same periods. The weighted average debt outstanding for the quarter ended September 24, 2011 decreased by approximately $8 million as compared to the quarter ended September 25, 2010, primarily related to a decrease in debt outstanding under the Company’s revolving credit facility agreement. This was offset by an increase in the weighted average interest rate of approximately 140 basis points from the prior year due to a shift to a larger percentage of debt (capital leases vs. revolver) outstanding at a higher rate. Additionally, amortization of financing fees over the lower outstanding revolving credit balance for the quarter is causing an increase in the weighted average rate.

Net interest expense for the six months ended September 24, 2011 decreased by approximately $.2 million as compared to the same period in the prior year, and decreased .1% as a percentage of sales for the same periods. Weighted average debt decreased by approximately $23 million and the weighted average interest rate increased by approximately 160 basis points as compared to the same period of the prior year.

The effective tax rate for the quarter ended September 24, 2011 and September 25, 2010 was 37.0% and 38.2%, respectively, of pre-tax income. The difference in rate relates, in part, to the recording of federal income tax credits. In addition, the rate may fluctuate from period to period due to the accounting for uncertain tax benefits.

The effective tax rate for the six months ended September 24, 2011 and September 25, 2010 was 37.8% and 38.0%, respectively, of pre-tax income.

Net income for the quarter ended September 24, 2011 of $15.1 million increased 13.5% from net income for the quarter ended September 25, 2010. Earnings per share on a diluted basis for the quarter ended September 24, 2011 of $.47 increased 11.9%.

For the six months ended September 24, 2011, net income of $30.6 million increased 15.2% and diluted earnings per share increased 13.1%.

Capital Resources and Liquidity

Capital Resources

The Company’s primary capital requirements in fiscal year 2012 are the upgrading of facilities and systems, including an approximate $4.0 million expansion of the Rochester, New York office and warehouse facility, and the funding of its store expansion program, including potential acquisitions of existing store chains. For the six months ended September 24, 2011, the Company’s primary capital requirements were divided between the funding of capital expenditures related to existing and greenfield stores totaling $11.2 million, and the funding of the Vespia acquisition totaling $32.5 million. Funds were provided primarily by cash flow from operations and from the Company’s revolving credit facility.

The Company paid dividends of $5.3 million during the six months ended September 24, 2011. In May 2011, the Company’s Board of Directors declared its intention to pay a regular quarterly cash dividend of $.08 per common share or common share equivalent beginning with the first quarter of fiscal year 2012. In July 2011, the Company’s Board of Directors declared its intention to pay a regular quarterly cash dividend of $.09 per common share or common share equivalent beginning with the second quarter of fiscal year 2012. However, the declaration of and any determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, capital requirements, compliance with charter and credit facility restrictions, and such other factors as the Board of Directors deems relevant.

Management believes that the Company has sufficient resources available (including cash and equivalents, net cash flow from operations and bank financing) to expand its business as currently planned for the next twelve months.

Liquidity

In June 2011, the Company entered into a five-year $175 million revolving Credit Facility agreement with seven banks. The Credit Facility amends and restates, in its entirety, the Credit Facility agreement previously entered into by the Company as of July 2005 and amended from time to time. The Credit Facility also provides an accordion feature permitting the Company to request an increase in availability of up to an additional $75 million. There was $20.7 million outstanding at September 24, 2011. The Company was in compliance with all debt covenants at September 24, 2011.

Within the Credit Facility, the Company has available a sub-facility of $40 million for the purpose of issuing standby letters of credit. There were $18.3 million in outstanding letters of credit at September 24, 2011.

The net availability under the Credit Facility at September 24, 2011 was $136 million.

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

The Company has financed certain store properties and equipment with capital leases, which amount to $44.4 million at September 24, 2011 and are due in installments through 2039.

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board issued new accounting guidance on when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. The guidance requires reporting entities with zero or negative carrying amounts of goodwill to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This guidance is effective for impairment tests performed during an entity’s fiscal year, and interim periods within those years, beginning after December 15, 2010 (March 27, 2011 for the Company). The adoption of this guidance in the first quarter of fiscal year 2012 had no impact on the Company’s Consolidated Financial Statements.

In December 2010, the Financial Accounting Standards Board issued new accounting guidance on disclosures of supplementary pro forma information for business combinations. The guidance requires reporting entities that present comparative financial statements to present the pro forma disclosures as if the business combination occurred at the beginning of the prior annual period. The guidance also expands the supplementary pro forma disclosures to include additional disclosures describing the nature and amount of material, nonrecurring pro forma adjustments. This guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010 (March 27, 2011 for the Company). The adoption of this guidance in the first quarter of fiscal year 2012 did not have an impact on the Company’s Consolidated Financial Statements.

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

In September 2011, the Financial Accounting Standards Board issued updated guidance on the periodic testing of goodwill for impairment. This guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance is applicable for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance is not expected to have a material effect on the Company’s Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from potential changes in interest rates. At September 24, 2011 and March 26, 2011, approximately 3% and 6%, respectively, of the Company’s debt financing, excluding capital leases, was at fixed interest rates and therefore, the fair value is affected by changes in market interest rates. The Company’s cash flow exposure on floating rate debt would result in interest expense fluctuating approximately $.2 million based upon the Company’s debt position at the quarter ended September 24, 2011, and $.1 million for the fiscal year ended March 26, 2011, given a 1% change in LIBOR.

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

Changes in internal controls

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 24, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6. Exhibits

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

MONRO MUFFLER BRAKE, INC.

DATE: November 3, 2011	By	/s/ Robert G. Gross
Robert G. Gross
Chief Executive Officer and Chairman of the Board

DATE: November 3, 2011	By	/s/ Catherine D’Amico
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