Form 10-Q
period 2011-12-24
MONRO MUFFLER BRAKE INC
filed 2012-02-02
CIK 876427

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 24, 2011.

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

☐  Yes     ☒  No

As of January 20, 2012, 30,866,341 shares of the Registrant’s Common Stock, par value $ .01 per share, were outstanding.

MONRO MUFFLER BRAKE, INC.

MONRO MUFFLER BRAKE, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	December 24, 2011	March 26, 2011
	(Dollars in thousands)
Assets
Current assets:
Cash and equivalents	$1,971	$2,670
Trade receivables	2,278	1,821
Federal and state income taxes receivable	311	—
Inventories	101,400	98,964
Deferred income tax asset	9,804	8,667
Other current assets	15,448	16,661

Total current assets	131,212	128,783

Property, plant and equipment	413,707	398,524
Less - Accumulated depreciation and amortization	(207,258)	(197,928)

Net property, plant and equipment	206,449	200,596
Goodwill	130,751	98,535
Intangible assets	14,457	13,506
Other non-current assets	14,755	10,420

Total assets	$497,624	$451,840

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$3,029	$13,033
Trade payables	49,134	41,301
Federal and state income taxes payable	—	1,132
Accrued payroll, payroll taxes and other payroll benefits	16,809	16,825
Accrued insurance	22,598	21,095
Warranty reserves	7,223	6,496
Other current liabilities	12,367	9,558

Total current liabilities	111,160	109,440
Long-term debt	43,280	41,990
Accrued rent expense	6,264	6,476
Other long-term liabilities	5,051	4,617
Deferred income tax liability	6,837	4,353
Long-term income taxes payable	4,407	4,715

Total liabilities	176,999	171,591

Commitments
Shareholders’ equity:
Class C Convertible Preferred Stock, $1.50 par value, $.064 conversion value, 150,000 shares authorized; 32,500 shares issued and outstanding	49	49
Common Stock, $.01 par value, 45,000,000 shares authorized; 36,830,215 and 36,038,664 shares issued at December 24, 2011 and March 26, 2011, respectively	368	360
Treasury Stock, 5,967,991 and 5,577,984 shares at December 24, 2011 and March 26, 2011, respectively, at cost	(86,493)	(72,317)
Additional paid-in capital	118,494	99,871
Accumulated other comprehensive loss	(1,578)	(1,578)
Retained earnings	289,785	253,864

Total shareholders’ equity	320,625	280,249

Total liabilities and shareholders’ equity	$497,624	$451,840

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Quarter Ended Fiscal December		Nine Months Ended Fiscal December
	2011	2010	2011	2010
	(Dollars in thousands, except per share data)
Sales	$176,733	$165,528	$514,807	$485,870
Cost of sales, including distribution and occupancy costs	108,954	100,812	304,903	288,787

Gross profit	67,779	64,716	209,904	197,083
Operating, selling, general and administrative expenses	45,146	46,050	135,939	133,091

Operating income	22,633	18,666	73,965	63,992
Interest expense, net of interest income for the quarter of $2 in 2011 and $3 in 2010, and year-to-date of $8 in 2011 and $34 in 2010	1,208	1,183	3,663	3,863
Other income, net	(34)	(427)	(257)	(567)

Income before provision for income taxes	21,459	17,910	70,559	60,696
Provision for income taxes	7,907	6,852	26,449	23,103

Net income	$13,552	$11,058	$44,110	$37,593

Earnings per share:
Basic	$.44	$.37	$1.43	$1.25

Diluted	$.42	$.35	$1.37	$1.18

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(Dollars in thousands)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss (3)	Retained Earnings	Total

Balance at March 26, 2011	$49	$360	$(72,317)	$99,871	$(1,578)	$253,864	$280,249
Net income						44,110	44,110
Cash dividends: Preferred ($.26 per CSE)(1) (2)						(198)	(198)
Common ($.26 per share)(2)						(7,991)	(7,991)
Tax benefit from exercise of stock options				4,999			4,999
Exercise of stock options		8	(14,176)	11,443			(2,725)
Stock option compensation				2,181			2,181

Balance at December 24, 2011	$49	$368	$(86,493)	$118,494	$(1,578)	$289,785	$320,625

(1)	CSE – Common stock equivalent
(2)	Represents first quarter fiscal year 2012 dividend payment of $.08 per CSE paid on June 17, 2011 and second and third quarter fiscal year 2012 dividend payments of $.09 per CSE paid on September 16, 2011 and December 23, 2011, respectively.
(3)	The balance relates to the pension liability.

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended Fiscal December
	2011	2010
	(Dollars in thousands) Increase (Decrease) in Cash
Cash flows from operating activities:
Net income	$44,110	$37,593

Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	17,780	16,813
(Gain) loss on disposal of assets	(1,535)	277
Stock-based compensation expense	2,181	1,833
Excess tax benefits from share-based payment arrangements	(245)	(1,866)
Net change in deferred income taxes	2,279	1,953
Change in operating assets and liabilities:
Trade receivables	(297)	(155)
Inventories	639	(9,523)
Other current assets	1,451	(399)
Intangible assets	—	287
Other non-current assets	(4,335)	2,325
Trade payables	7,833	397
Accrued expenses	(1,923)	1,914
Federal and state income taxes payable	3,556	1,861
Other long-term liabilities	(144)	169
Long-term income taxes payable	(308)	932

Total adjustments	26,932	16,818

Net cash provided by operating activities	71,042	54,411

Cash flows from investing activities:
Capital expenditures	(18,953)	(10,194)
Acquisitions, net of cash acquired	(37,843)	(10,232)
Proceeds from the disposal of assets	2,075	114

Net cash used for investing activities	(54,721)	(20,312)

Cash flows from financing activities:
Proceeds from borrowings	142,909	123,589
Principal payments on long-term debt and capital lease obligations	(154,745)	(166,575)
Exercise of stock options	2,760	4,076
Excess tax benefits from share-based payment arrangements	245	1,866
Dividends to shareholders	(8,189)	(6,194)

Net cash used for financing activities	(17,020)	(43,238)

Decrease in cash	(699)	(9,139)
Cash at beginning of period	2,670	11,180

Cash at end of period	$1,971	$2,041

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Condensed Consolidated Financial Statements

The consolidated balance sheets as of December 24, 2011 and March 26, 2011, the consolidated statements of income for the quarters and nine months ended December 24, 2011 and December 25, 2010, the consolidated statements of cash flows for the nine months ended December 24, 2011 and December 25, 2010 and the consolidated statement of changes in shareholders’ equity for the nine months ended December 24, 2011, include Monro Muffler Brake, Inc. and its wholly-owned subsidiary, Monro Service Corporation (collectively, the “Company”). These unaudited condensed consolidated financial statements have been prepared by the Company. In the opinion of management, all known adjustments (consisting of normal recurring accruals or adjustments) have been made to fairly state the financial position, results of operations and cash flows for the unaudited periods presented.

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

The Company reports its results on a 52/53 week fiscal year with the fiscal year ending on the last Saturday in March of each year. The following are the dates represented by each fiscal period reported in these condensed financial statements:

“Quarter Ended Fiscal December 2011”: “Quarter Ended Fiscal December 2010”: “Nine Months Ended Fiscal December 2011”: “Nine Months Ended Fiscal December 2010”:	September 25, 2011 – December 24, 2011 (13 weeks) September 26, 2010 – December 25, 2010 (13 weeks) March 27, 2011 – December 24, 2011 (26 weeks) March 28, 2010 – December 25, 2010 (26 weeks)

Fiscal year 2012, ending March 31, 2012, is a 53 week year.

During the second quarter of fiscal year 2012, the Company completed the purchase price allocation for Courthouse Tire. Some of the amounts previously estimated have changed during the measurement period. The primary changes in estimates included an increase in property, plant and equipment, deferred income tax asset, goodwill, intangible assets and long-term debt of $1.3 million, $.4 million, $.3 million, $.3 million and $2.3 million, respectively. The measurement period adjustments represent updates made to the purchase price allocation based on revisions to valuations estimates subsequent to the quarter of acquisition and initial accounting. There were no significant adjustments to the Company’s Consolidated Statement of Income in any quarter since the time of acquisition.

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current year’s presentation.

Note 2 – Acquisitions

The Company’s acquisitions are strategic moves in its plan to fill in and expand its presence in its existing and contiguous markets, and leverage fixed operating costs such as distribution and advertising.

In the third quarter of fiscal year 2012, the Company acquired eight retail tire stores located in Ohio, Pennsylvania and Maine through two acquisitions. Collectively, these stores produced approximately $11 million in net sales in calendar 2010 based on unaudited, pre-acquisition historical information. These acquisitions were financed through the Company’s existing credit facility. The results of operations for these acquired stores are included in the Company’s financial results from their respective acquisition dates.

In the first quarter of fiscal year 2012, the Company acquired 24 retail tire and automotive repair stores located in Pennsylvania and New Jersey from Vespia Tire Centers, Inc. These stores produced approximately $36 million in net sales in calendar 2010 based on unaudited pre-acquisition historical information provided by Vespia Tire Centers, Inc. The acquisition was financed through the Company’s existing credit facility. The results of operations of these acquired stores are included in the Company’s financial results from June 5, 2011.

The purchase price allocation for the fiscal 2012 acquisitions remains preliminary due to the finalization of the valuation of intangible assets, real estate and real property leases. The Company believes that any adjustments to the purchase price allocation will not be material.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Earnings Per Share

Basic earnings per common share (EPS) amounts are computed by dividing income available to common shareholders, after the deduction of preferred stock dividends, by the average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalent securities outstanding.

The following is a reconciliation of basic and diluted EPS for the respective periods:

	Quarter Ended		Nine Months Ended
	Fiscal December		Fiscal December
	2011	2010	2011	2010
	(Dollars in thousands, except per share data)
Numerator for earnings per common share calculation:
Net Income	$13,552	$11,058	$44,110	$37,593
Preferred stock dividends	(69)	(61)	(198)	(152)

Income available to common shareholders	$13,483	$10,997	$43,912	$37,441

Denominator for earnings per common share calculation:
Weighted average common shares, basic	30,823	30,275	30,659	30,131
Effect of dilutive securities:
Preferred stock	760	760	760	760
Stock options	513	880	824	856

Weighted average number of common shares, diluted	32,096	31,915	32,243	31,747

Basic Earnings per common share:	$.44	$.37	$1.43	$1.25

Diluted Earnings per common share:	$.42	$.35	$1.37	$1.18

The computation of diluted EPS excludes the effect of the assumed exercise of approximately 588,000 and 687,000 stock options respectively, for the three and nine months ended fiscal December 24, 2011, and 49,000 and 198,000 stock options respectively, for the three and nine months ended December 25, 2010. Such amounts were excluded as the exercise prices of these stock options were greater than the average market value of the Company’s common stock for those periods, resulting in an anti-dilutive effect on diluted EPS.

Note 4 – Income Taxes

In the normal course of business, the Company provides for uncertain tax positions and the related interest and penalties, and adjusts its unrecognized tax benefits and accrued interest and penalties accordingly. The total amounts of unrecognized tax benefits were $5.6 million and $6.0 million, respectively at December 24, 2011 and March 26, 2011, the majority of which, if recognized, would affect the effective tax rate. As of December 24, 2011, the Company had approximately $1.0 million of interest and penalties accrued related to unrecognized tax benefits.

The Company is currently under audit by certain state tax jurisdictions for the fiscal 2001 through 2004 and fiscal 2007 through 2010 tax years. It is possible that the examination phase of the audits for these years may conclude in the next 12 months, and that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns may change from those recorded as liabilities for uncertain tax positions in the Company’s financial statements as of December 24, 2011. However, based on the status of the examinations, it is not possible to estimate the effect of any amount of such change to previously recorded uncertain tax positions.

The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions. The Company’s fiscal 2009 and fiscal 2011 U.S. federal tax year and various state tax years remain subject to income tax examinations by tax authorities.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Supplemental Disclosure of Cash Flow Information

The following transactions represent non-cash investing and financing activities during the periods indicated:

Nine Months Ended December 24, 2011:

In connection with the fiscal year 2012 acquisitions (See Note 2), liabilities were assumed as follows:

Fair value of assets acquired	$7,799,000
Goodwill acquired	31,895,000
Cash paid, net of cash acquired	(37,843,000)

Liabilities assumed	$1,851,000

In connection with the recording of capital leases, the Company increased both property, plant and equipment and long-term debt by $1,400,000.

In connection with the completion of purchase price accounting (See Note 1), the Company increased property, plant and equipment, deferred income tax asset, goodwill, intangible assets and long-term debt by $1,331,000, $381,000, $325,000, $297,000 and $2,334,000, respectively.

In connection with the exercise of stock options and the satisfaction of tax withholding obligations by the Company’s Chief Executive Officer and another member of the Company’s Board of Directors, the Company increased current liabilities, Common Stock, paid-in capital and treasury stock by $5,485,000, $6,000, $8,685,000 and $14,176,000, respectively.

In connection with the accounting for income tax benefits related to the exercise of stock options, the Company decreased current liabilities and increased paid-in capital by $4,999,000.

Nine Months Ended December 25, 2010:

In connection with the fiscal year 2011 acquisitions, liabilities were assumed as follows:

Fair value of assets acquired	$2,354,000
Goodwill acquired	8,400,000
Cash paid, net of cash acquired	(10,232,000)

Liabilities assumed	$522,000

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

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Debt

In June 2011, the Company entered into a five-year $175 million revolving Credit Facility agreement with seven banks. The Credit Facility amends and restates, in its entirety, the Credit Facility agreement previously entered into by the Company as of July 2005 and amended from time to time. The Credit Facility also provides an accordion feature permitting the Company to request an increase in availability of up to an additional $75 million. The Company was in compliance with all debt covenants at December 24, 2011.

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

Results of Operations

The following table sets forth income statement data of Monro Muffler Brake, Inc. (“Monro” or the “Company”) expressed as a percentage of sales for the fiscal periods indicated:

	Quarter Ended		Nine Months Ended
	Fiscal December		Fiscal December
	2011	2010	2011	2010
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including distribution and occupancy costs	61.6	60.9	59.2	59.4

Gross profit	38.4	39.1	40.8	40.6
Operating, selling, general and administrative expenses	25.5	27.8	26.4	27.4

Operating income	12.8	11.3	14.4	13.2
Interest expense—net	0.7	0.7	0.7	0.8
Other income—net	0	(0.3)	0	(0.1)

Income before provision for income taxes	12.1	10.8	13.7	12.5
Provision for income taxes	4.5	4.1	5.1	4.8

Net income	7.7%	6.7%	8.6%	7.7%

Third Quarter and Nine Months Ended December 24, 2011 Compared to Third Quarter and Nine Months Ended December 25, 2010

Sales were $176.7 million for the quarter ended December 24, 2011 as compared with $165.5 million in the quarter ended December 25, 2010. The sales increase of $11.2 million or 6.8%, was due primarily to an increase of $12.3 million related to new stores. Partially offsetting this was a comparable store sales decrease of .2% and a decrease in sales from closed stores amounting to $1.1 million. There were 90 selling days in the quarter ended December 24, 2011 and 89 selling days in the quarter ended December 25, 2010. Adjusted for days, comparable store sales declined 1.3%.

Sales were $514.8 million for the nine months ended December 24, 2011 as compared with $485.9 million in the nine months ended December 25, 2010. The sales increase of $28.9 million or 6.0%, was due primarily to an increase of $26.9 million related to new stores. Additionally, comparable store sales increased by .4%. Partially offsetting this sales increase was a decrease in sales from closed stores amounting to $3.0 million. There were 271 selling days in fiscal 2012 through December 24, 2011 as compared to 270 selling days through December 25, 2010. Adjusting for days, comparable store sales were flat for the first nine months of fiscal 2012 as compared to the first nine months of fiscal 2011.

As occurred in previous years, during the nine months ended December 24, 2011, the Company completed the bulk sale of approximately $3.2 million of slower moving inventory to Icon International, a barter company, in exchange for barter credits. The margin recognized in these transactions is typically less than the Company’s normal profit margin. The barter transactions for the nine months ended December 24, 2011 decreased gross profit and operating expenses by .1% and .2% of sales, respectively, as compared to the nine months ended December 25, 2010. There were no barter transactions for the nine months ended December 25, 2010.

At December 24, 2011, the Company had 803 company-operated stores and three franchised locations as compared with 783 company-operated stores and three franchised locations at December 25, 2010. During the quarter ended December 24, 2011, the Company added eight stores and closed seven stores.

Management believes that the decline in comparable store sales for the quarter ended December 24, 2011 resulted mainly from the continued weak U.S. economy. With the continuation of higher gasoline prices and lack of consumer confidence, management believes that customers are continuing to defer tire purchases and service repairs, especially on higher ticket items. As evidence, tire sales, which have increased every year on a comparable store basis during the past three years, decreased for the first time during the third quarter of fiscal year 2012 as compared to the prior year quarter. The Company, like most all other tire retailers, has experienced a decline in the sale of tire units, which is believed to be attributable to consumer resistance to steeply rising prices. Additionally, management believes that the milder winter weather this year led to consumers deferring tire purchases. Historically, the third quarter of the fiscal year has been the strongest quarter for tire sales due to harsh winter weather. This was not the case this year. Related categories such as alignment sales declined this quarter as well. The Company did have comparable store exhaust and brake sales increases during the quarter ended December 24, 2011, supporting management’s belief that consumers are keeping their cars longer and repairing them instead of trading them in for new cars. While it appears that repairs and tire purchases are being deferred, most can only be deferred for a period of time due to safety issues. When customers do come in to have their vehicles repaired, it is management’s belief that they spend more on average because the problem with their vehicle has worsened due to additional wear, as evidenced by an increase in the average sales per invoice for the third quarter of fiscal year 2012 as compared to the prior year quarter.

Gross profit for the quarter ended December 24, 2011 was $67.8 million or 38.4% of sales as compared with $64.7 million or 39.1% of sales for the quarter ended December 25, 2010. The decrease in gross profit for the quarter ended December 24, 2011, as a percentage of sales, is due to several factors. Total material costs, including outside purchases, increased as a percentage of sales as compared to the prior year. The Company experienced significant increases in oil and tire costs as compared to the same quarter of the prior year, and for competitive reasons, was not able to increase selling prices to the degree that would have preserved gross margin percentages at prior year levels. The shift in mix to higher margin categories, such as brakes and exhaust, which had comparable store increases in the quarter, helped to slightly offset the effect of tire and oil cost increases.

Distribution and occupancy costs decreased as a percentage of sales from the prior year as the Company, with higher overall sales, was able to better leverage these largely fixed costs.

Labor costs decreased as a percentage of sales as compared to the prior year, mainly due to better control of payroll and improved labor efficiency as measured by sales per man hour.

Gross profit for the nine months ended December 24, 2011 was $209.9 million, or 40.8% of sales, compared with $197.1 million or 40.6% of sales for the nine months ended December 25, 2010. The year-to-date improvement in gross profit is largely due to leveraging of fixed distribution and occupancy costs against improved sales this year, as well as decreased labor costs.

Operating expenses for the quarter ended December 24, 2011 were $45.1 million or 25.5% of sales as compared with $46.1 million or 27.8% of sales for the quarter ended December 25, 2010. During the quarter, the Company sold seven stores for which a gain of $1.7 million or 1% of sales was recognized. Direct store expenses related to the fiscal year 2011 and fiscal year 2012 acquired stores increased operating expenses by $2.6 million for the quarter ended December 24, 2011, demonstrating that, on a comparable store basis, the Company experienced leverage in this line through focused cost control on lower sales.

For the nine months ended December 24, 2011, operating expenses increased by $2.8 million to $135.9 million from the comparable period of the prior year and were 26.4% of sales compared to 27.4%.

Operating income for the quarter ended December 24, 2011 of approximately $22.6 million increased by 21.2% as compared to operating income of approximately $18.7 million for the quarter ended December 25, 2010, and increased as a percentage of sales from 11.3% to 12.8%.

Operating income for the nine months ended December 24, 2011 of approximately $74.0 million increased by 15.6% as compared to operating income of approximately $64.0 million for the nine months ended December 25, 2010, and increased as a percentage of sales from 13.2% for the nine months ended December 25, 2010 to 14.4% for the nine months ended December 24, 2011.

Net interest expense for the quarter ended December 24, 2011 remained flat as compared to the same period in the prior year, at $1.2 million and .7% as a percentage of sales. The weighted average debt outstanding for the quarter ended December 24, 2011 decreased by approximately $9 million as compared to the quarter ended December 25, 2010, primarily related to a decrease in debt outstanding under the Company’s revolving credit facility agreement. This was offset by an increase in the weighted average interest rate of approximately 160 basis points from the prior year due to a shift to a larger percentage of debt (capital leases vs. revolver) outstanding at a higher rate. Additionally, amortization of financing fees over the lower outstanding revolving credit balance for the quarter is causing an increase in the weighted average interest rate.

Net interest expense for the nine months ended December 24, 2011 decreased by approximately $.2 million as compared to the same period in the prior year, and decreased .1% as a percentage of sales for the same periods. Weighted average debt decreased by approximately $13 million and the weighted average interest rate increased by approximately 120 basis points as compared to the same period of the prior year.

The effective tax rate for the quarter ended December 24, 2011 and December 25, 2010 was 36.9% and 38.3%, respectively, of pre-tax income. The difference in rate relates, in part, to the recording of federal income tax credits. In addition, the rate may fluctuate from period to period due to the accounting for uncertain tax benefits.

The effective tax rate for the nine months ended December 24, 2011 and December 25, 2010 was 37.5% and 38.1%, respectively, of pre-tax income.

Net income for the quarter ended December 24, 2011 of $13.6 million increased 22.5% from net income for the quarter ended December 25, 2010. Earnings per share on a diluted basis for the quarter ended December 24, 2011 of $.42 increased 20.0%.

For the nine months ended December 24, 2011, net income of $44.1 million increased 17.3% and diluted earnings per share of $1.37 increased 16.1%.

Capital Resources and Liquidity

Capital Resources

The Company’s primary capital requirements in fiscal year 2012 are the upgrading of facilities and systems, including an approximate $4.0 million expansion of the Rochester, New York office and warehouse facility, and the funding of its store expansion program, including potential acquisitions of existing store chains. For the nine months ended December 24, 2011, the Company’s primary capital requirements were divided between the funding of capital expenditures related to existing and greenfield stores totaling $17.7 million, the funding of the fiscal year 2012 acquisitions totaling $37.8 million and the funding of the partially completed expansion of the Rochester, New York office and warehouse facility totaling $1.3 million. Funds for these capital expenditures were provided primarily by cash flow from operations and from the Company’s revolving credit facility.

The Company paid cash dividends of $8.2 million during the nine months ended December 24, 2011. In May 2011, the Company’s Board of Directors declared its intention to pay a regular quarterly cash dividend of $.08 per common share or common share equivalent beginning with the first quarter of fiscal year 2012. In July 2011, the Company’s Board of Directors declared its intention to pay a regular quarterly cash dividend of $.09 per common share or common share equivalent beginning with the second quarter of fiscal year 2012. However, the declaration of and any determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, capital requirements, compliance with charter and credit facility restrictions, and such other factors as the Board of Directors deems relevant.

Management believes that the Company has sufficient resources available (including cash and equivalents, net cash flow from operations and bank financing) to expand its business as currently planned for the next twelve months.

Liquidity

In June 2011, the Company entered into a five-year $175 million revolving Credit Facility agreement with seven banks. The Credit Facility amends and restates, in its entirety, the Credit Facility agreement previously entered into by the Company as of July 2005 and amended from time to time. The Credit Facility also provides an accordion feature permitting the Company to request an increase in availability of up to an additional $75 million. There was $.8 million outstanding at December 24, 2011. The Company was in compliance with all debt covenants at December 24, 2011.

Within the Credit Facility, the Company has available a sub-facility of $40 million for the purpose of issuing standby letters of credit. There were $18.3 million in outstanding letters of credit at December 24, 2011.

The net availability under the Credit Facility at December 24, 2011 was $155.9 million.

Specific terms of the Credit Facility permit the payment of cash dividends not to exceed 50% of the prior year’s net income and increase and liberalize certain thresholds, while the net worth financial covenant under the 2005 Credit Facility has been removed. Other terms of the Credit Facility are generally consistent with the 2005 Credit Facility including requiring the maintenance of specified interest and rent coverage ratios and permitting mortgages and specific lease financing arrangements with other parties with certain limitations.

The Company has financed certain store properties and equipment with capital leases, which amount to $44.9 million at December 24, 2011 and are due in installments through 2042.

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

In September 2011, the Financial Accounting Standards Board issued updated guidance on the periodic testing of goodwill for impairment. This guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance is applicable for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted this guidance in the third quarter of fiscal 2012. The guidance did not have an impact on the Company’s Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from potential changes in interest rates. At December 24, 2011 and March 26, 2011, the Company had approximately $1.4 million and $10.7 million, respectively, of debt financing, excluding capital leases, of which approximately 47% and 6%, respectively, was at fixed interest rates and therefore, the fair value is affected by changes in market interest rates. The Company’s cash flow exposure on floating rate debt interest expense would not have materially fluctuated based upon the Company’s debt position at the quarter ended December 24, 2011 or for the fiscal year ended March 26, 2011, given a 1% change in LIBOR.

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

Changes in internal controls

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 24, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MONRO MUFFLER BRAKE, INC.

PART II—OTHER INFORMATION

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

Exhibits

31.1 – Certification of Robert G. Gross pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2 – Certification of Catherine D’Amico pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1 – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101.CAL*—XBRL Taxonomy Extension Calculation Linkbase

101.INS*—XBRL Instance Document

101.LAB*—XBRL Taxonomy Extension Label Linkbase

101.PRE*—XBRL Taxonomy Extension Presentation Linkbase

101.SCH*—XBRL Taxonomy Extension Schema Linkbase

101.DEF*—XBRL Taxonomy Extension Definition Linkbase

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

MONRO MUFFLER BRAKE, INC.

DATE: February 2, 2012	By	/s/ Robert G. Gross
Robert G. Gross
Chief Executive Officer and Chairman of the Board

DATE: February 2, 2012	By	/s/ Catherine D’Amico
Catherine D’Amico
Executive Vice President-Finance, Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Page No.

31.1	Certification of Robert G. Gross pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	19

31.2	Certification of Catherine D’Amico pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	20

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	21

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.INS*	XBRL Instance Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

101.SCH*	XBRL Taxonomy Extension Schema Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement of prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or deemed filed for purpose of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.