Form 10-K
period 2012-03-31
MONRO MUFFLER BRAKE INC
filed 2012-05-30
CIK 876427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended March 31, 2012

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

NONE

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, September 24, 2011, was approximately $991,909,000.

As of May 11, 2012, 30,897,356 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement (to be filed pursuant to Regulation 14A) for the 2012 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III hereof.

PART I

Item 1.    Business

GENERAL

Monro Muffler Brake, Inc. (“Monro” or the “Company”) is a chain of 803 Company-operated stores (as of March 31, 2012), three franchised locations and 14 dealer-operated stores providing automotive undercar repair and tire services in the United States. At March 31, 2012, Monro operated Company stores in 19 states, including New York, Pennsylvania, Ohio, Connecticut, Massachusetts, West Virginia, Virginia, Maryland, Vermont, New Hampshire, New Jersey, North Carolina, South Carolina, Indiana, Rhode Island, Delaware, Maine, Illinois and Missouri primarily under the names “Monro Muffler Brake & Service”, “Tread Quarters Discount Tire”, “Mr. Tire”, “Autotire Car Care Center” and “Tire Warehouse” (together, the “Company Stores”). Company Stores typically are situated in high-visibility locations in suburban areas and small towns, as well as in major metropolitan areas. Company Stores serviced approximately 4.4 million vehicles in fiscal 2012. (References herein to fiscal years are to the Company’s year ended fiscal March [e.g., references to “fiscal 2012” are to the Company’s fiscal year ended March 31, 2012].)

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

All of the Company’s stores, except Tire Warehouse stores, provide the services described above. Tire Warehouse stores only provide tire related services and alignments. However, a growing number of the Company’s stores are more specialized in tire replacement and service and, accordingly, have a higher mix of sales in the tire category. These stores are described below as tire stores, whereas the majority of the Company’s stores are described as service stores. (See additional discussion under “Operating Strategy”.) At March 31, 2012, there were 536 stores designated as service stores and 267 as tire stores.

The Company’s sales mix for fiscal 2012, 2011 and 2010 is as follows:

	Service Stores			Tire Stores			Total Company
	FY12	FY11	FY10	FY12	FY11	FY10	FY12	FY11	FY10
Brakes	26%	26%	27%	10%	9%	10%	18%	18%	19%
Exhaust	10	10	10	1	1	1	5	5	6
Steering	12	12	12	8	8	10	10	11	11
Tires	16	16	15	60	62	58	39	38	34
Maintenance	36	36	36	21	20	21	28	28	30

Total	100%	100%	100%	100%	100%	100%	100%	100%	100%

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

At the same time as demand for automotive repair services has grown, the number of general repair outlets has decreased, principally because fewer gas stations now perform repairs, and because there are fewer new car dealers as a result of dealership closures by car manufacturers such as Chrysler and General Motors. Monro believes that these factors present opportunities for increased sales by the Company, even though the number of specialized repair outlets (such as those operated by the Company and its direct competitors) has increased to meet growing demand.

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

In that regard, the Company has completed several acquisitions in recent years, as follows:

Effective March 1, 2004, the Company completed the acquisition of Mr. Tire stores from Atlantic Automotive Corp., which added 26 retail tire and automotive repair stores in Maryland and Virginia, as well as a wholesale operation based in Baltimore, Maryland. The Company has closed one of these stores and the wholesale operation.

In fiscal 2005, the Company further expanded its presence in Maryland through the acquisition of certain assets of Rice Tire, Inc. and Henderson Holdings, Inc., which added five and ten retail tire and automotive repair stores in the Frederick and southern Maryland markets, respectively. Thirteen of these stores operate under the Mr. Tire brand name and one under the Tread Quarters brand name. The Company has closed one Rice store.

On April 29, 2006, the Company acquired substantially all of the assets of ProCare Automotive Service Solutions LLC. The Company acquired 75 ProCare locations that offer automotive maintenance and repair services. The stores are located in eight metropolitan areas throughout Ohio and Pennsylvania. The Company converted 31 of the acquired ProCare stores to tire stores which operate under the Mr. Tire brand. The remaining stores operate as service stores under the Monro brand. In April 2007, the Company closed three of the acquired locations in accordance with its plan for this acquisition, leaving it with 43 service stores and 29 tire stores. The Company closed one additional tire store after 2007.

On July 21, 2007, the Company acquired 11 retail tire and automotive repair stores located primarily in the Philadelphia, PA market from Valley Forge Tire & Auto Centers (the “Valley Forge Acquisition”); on July 28, 2007, the Company acquired eight retail tire and automotive repair stores located in the northern Virginia market from Craven Tire & Auto (the “Craven Acquisition”); and on January 26, 2008, the Company acquired seven retail tire and automotive repair stores located in Buffalo, NY from the Broad Elm Group (the “Broad Elm Acquisition”). These stores all operate under the Mr. Tire brand name.

On June 14, 2009, the Company acquired 26 Autotire Car Care Center retail tire and automotive repair stores located primarily in the St. Louis, MO market from Am-Pac Tire Distributors, Inc., a wholly-owned subsidiary of American Tire Distributors; on September 20, 2009, the Company acquired four retail tire and automotive repair stores located in northwest Indiana from Midwest Tire & Auto Repair; on October 4, 2009, the Company acquired 41 retail tire stores, including one that was under construction, and six franchised locations located in Maine, Massachusetts, New Hampshire, Rhode Island and Vermont, from Tire Warehouse Central, Inc.; and on November 29, 2009, the Company acquired a retail tire and automotive repair store located in New Hampshire from Cheshire Tire Center, Inc. (collectively, the “FY 2010 Acquisitions”). These stores operate primarily under the Autotire, Mr. Tire and Tire Warehouse brand names, respectively. Additionally, during January 2010, the Company acquired two of the former Tire Warehouse franchise locations. These stores operate under the Tire Warehouse brand name. The Company has closed two Tire Warehouse stores.

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

On June 5, 2011, the Company acquired 24 retail tire and automotive repair stores located in Pennsylvania and New Jersey from Vespia Tire Centers, Inc.; on October 10, 2011, the Company acquired seven retail tire stores located in Ohio and Pennsylvania from Terry’s Tire Town; and on November 19, 2011, the Company acquired a retail tire store in Maine from Expert Tire, Inc. (collectively, the “FY 2012 Acquisitions”). The tire stores, except for the Expert Tire location that operates under the Tire Warehouse brand name, operate under the Mr. Tire brand name. The Company has one Vespia store which was temporarily closed due to a fire at the store location.

The total number of stores that the Company operates in BJ’s Wholesale Clubs is 34 at March 31, 2012.

As of March 31, 2012, Monro had 803 Company-operated stores, three franchised locations and 14 dealer locations located in 20 states. The following table shows the growth in the number of Company-operated stores over the last five fiscal years:

STORE ADDITIONS AND CLOSINGS

	Year Ended Fiscal March
	2012		2011		2010		2009	2008
Stores open at beginning of year	781		777		710		720	698

Stores added during year	36	(e)	12	(d)	79	(c)	3	31	(b)

Stores closed during year (a)	(14)		(8)		(12)		(13)	(9)

Stores open at end of year	803		781		777		710	720

Service (including BJ’s) stores	536		547		551		566	579

Tire stores	267		234		226		144	141

(a)	Generally, stores were closed because they failed to achieve or maintain an acceptable level of profitability or because a new Company store was opened in the same market at a more favorable location. Additionally, in fiscal 2012, the Company sold all of its seven stores in the Long Island market to Mavis Tire for $2.0 million.

(b)	Includes 11 stores acquired in the Valley Forge Acquisition, eight stores acquired in the Craven Acquisition and seven stores acquired in the Broad Elm Acquisition.

(c)	Includes 74 stores acquired in the FY 2010 Acquisitions.

(d)	Includes 10 stores acquired in the FY 2011 Acquisitions.

(e)	Includes 32 stores acquired in the FY 2012 Acquisitions.

The Company plans to add approximately six new greenfield stores in fiscal 2013 and to pursue appropriate acquisition candidates.

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

As a result of extensive analysis of its historical and projected store opening strategy, the Company has established major market profiles, as defined by market awareness: mature, existing and new markets. Over the next several years, the Company expects to build a greater percentage of stores in mature and existing markets in order to capitalize on the Company’s market presence and consumer awareness. During fiscal 2012, all of the stores added (including acquired stores) were located in existing markets.

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

The financing to open a new greenfield service store location may be accomplished in one of three ways: a store lease for the land and building (in which case, land and building costs will be financed primarily by the lessor), a land lease with the building constructed by the Company (with building costs paid by the Company), or a land purchase with the building constructed by the Company. In all three cases, for service stores, each new store also will require approximately $190,000 for equipment (including a POS system and a truck) and approximately $55,000 in inventory. Because Monro generally does not extend credit to its customers, stores generate almost no receivables and a new store’s actual net working capital investment is nominal. Total capital required to open a new greenfield service store ranges, on average (based upon the last five fiscal years’ openings, excluding the BJ’s locations and the acquired stores), from $350,000 to $950,000 depending on the location and which of the three financing methods is used. In general, tire stores are larger and have more service bays than Monro’s traditional service stores and, as a result, construction costs are at the high end of the range of new store construction costs. Total capital required to open a new greenfield tire (land and building leased) location costs, on average, approximately $600,000, including $220,000 for equipment and $150,000 for inventory. In instances where Monro acquires an existing business, it may pay additional amounts for intangible assets such as customer lists, covenants not-to-compete, trade names and goodwill, but generally will pay less per bay for equipment and real property.

At March 31, 2012, the Company leased the land and/or the building at approximately 71% of its store locations and owned the land and building at the remaining locations. Monro’s policy is to situate new stores in the best locations, without regard to the form of ownership required to develop the locations.

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

	Average Number of Bays	Average Square Feet	Average Inventory	Average Number of Stock Keeping Units (SKUs)
Service stores (excluding BJ’s and ProCare)	6	4,400	$102,000	2,700
Tire stores (excluding Tire Warehouse stores)	7	6,100	$152,000	1,500

Data for the acquired ProCare service stores has been excluded because the stores’ stock rooms are smaller than those in typical service stores and therefore, they generally carry less than half the amount of inventory of a typical service store.

Data for the acquired Tire Warehouse stores has been excluded because most stores have no indoor service bays. The store building houses a waiting room, storage area and an area to mount and balance tires on the car’s wheels once the wheels and tires have been removed from the car. Removal of old tires and wheels from, and installation of new tires and wheels on, customers’ cars are performed outdoors under a carport. A growing number of Tire Warehouse stores have an indoor bay to perform alignments.

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

Store Personnel and Training

The Company supervises store operations primarily through its Divisional Vice Presidents who oversee Zone Managers who, in turn, oversee Market Managers. The typical service store is staffed by a Store Manager and four to six technicians, one of whom serves as the Assistant Manager. The typical tire store, except Tire Warehouse stores, is staffed by a Store Manager, an Assistant Manager and/or Service Manager, and four to eight technicians. Larger volume service and tire stores may also have one or two sales people. The higher staffing level at many tire stores is necessary to support their higher sales volume. Tire Warehouse stores are generally staffed by a Store Manager and two to four technicians, one of whom serves as the Assistant Manager. All Store Managers receive a base salary, and Assistant Managers receive either hourly or salaried compensation. In addition, Store Managers and Assistant Managers may receive other compensation based on their store’s customer relations, gross profit, labor cost controls, safety, sales volume and other factors via a monthly or quarterly bonus based on performance in these areas.

The Company believes that the ability to recruit and retain qualified technicians is an important competitive factor in the automotive repair industry, which has historically experienced a high turnover rate. The Company makes a concerted effort to recruit individuals who will have a long-term commitment to the Company and offers an hourly rate structure and additional compensation based on productivity; a competitive benefits package including health, dental, life and disability insurance; a 401(k)/profit-sharing plan; as well as the opportunity to advance within the Company. Many of the Company’s Managers and Market Managers started with the Company as technicians.

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

The Company’s training department develops and coordinates technical training courses on critical areas of automotive repair to Company technicians (e.g. Antilock braking systems (“ABS”) brake repair, drivability, tire pressure monitoring system (“TPMS”), etc.) and also conducts required technical training to maintain compliance with state inspection licenses, where applicable, and AMRA/MAP accreditation. Additionally, the Company’s training department holds periodic in-house technical clinics for store personnel and coordinates technician attendance at technical clinics offered by the Company’s vendors. The Company has electronic repair manuals installed in all of its stores for daily reference. It also issues technical bulletins to all stores on innovative or complex repair processes, and maintains a centralized database for technical repair problems. In addition, the Company has established a telephone technical help line to provide assistance to store personnel in resolving problems encountered while diagnosing and repairing vehicles. The help line is available during all hours of store operation. The Company also maintains a training web page that contains many resources that are available for the technicians to reference.

OPERATING STRATEGY

Monro’s operating strategy is to provide its customers with a wide range of dependable, high-quality automotive services at a competitive price by emphasizing the following key elements.

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

Included in maintenance services are oil change services, heating and cooling system “flush and fill” service, belt installation, fuel system service and a transmission “flush and fill” service. Additionally, most stores replace and service batteries, starters and alternators. Stores in New York, West Virginia, New Hampshire, Maryland, Rhode Island, New Jersey, Pennsylvania, North Carolina, Virginia, Missouri, Maine and Vermont perform annual state inspections. Approximately 55% of the Company’s stores also offer air conditioning services.

The Company began a program in the third quarter of fiscal year 2007 to increase tire and tire related sales, such as alignments, in its service stores. The goal is to increase the overall sales of these stores by capturing tire and related sales from existing store traffic and eventually drive additional traffic and sales. The program involves increasing the specific sales training of store managers, expanding the tire merchandise selection in these stores, and raising the focus of store advertising in this category. This initiative, which is called “Black Gold”, has now been rolled out to 262 of the Company’s service stores.

The format of the Tire Warehouse stores, acquired in fiscal year 2010, is different from Monro’s typical service or tire stores (as described above) in that, generally, over 98% of the stores’ sales involve tire services, including the mounting and balancing of tires, and the sale of road hazard warranties, but generally excluding alignments. All stores provide the installation of wiper blades. Currently, 10 stores perform alignments. In fiscal year 2013, the Company plans to expand the number of stores offering alignment services to a total of 30 stores.

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

During fiscal year 2012, the Company launched and is maintaining mobile compatible websites for Monro, Mr. Tire/Tread Quarters, Autotire and Tire Warehouse, that allow customers to find a store location, current promotions and coupons, search for tires, and make appointments from their smart phones.

The Company also launched and is maintaining mobile apps on the iPhone and Android platforms. The mobile apps allow customers to manage and maintain their vehicle maintenance records, make an appointment, locate a store, and search for promotions/coupons and tires.

Centralized Control

Unlike many of its competitors, the Company operates, rather than franchises, most of its stores (except for the three Tire Warehouse franchises and 14 dealer locations). Monro believes that direct operation of stores enhances its ability to compete by providing centralized control of such areas of operations as service quality, store appearance, promotional activity and pricing. A high level of competence is maintained throughout the Company, as Monro requires, as a condition of employment, that employees participate in periodic training programs, including sales, management, customer service and changes in automotive technology. Additionally, purchasing, distribution, merchandising, advertising, accounting and other store support functions are centralized primarily in the Company’s corporate headquarters in Rochester, New York, and are provided through the Company’s subsidiary, Monro Service Corporation. The centralization of these functions results in efficiencies and gives management the ability to closely monitor and control costs.

Comprehensive Training

The Company provides ongoing, comprehensive training to its store employees. Monro believes that such training provides a competitive advantage by enabling its technicians to provide quality service to its customers in all areas of undercar repair and tire service. (See additional discussion under “Store Operations: Store Personnel and Training”.)

PURCHASING AND DISTRIBUTION

The Company, through its wholly-owned subsidiary Monro Service Corporation, selects and purchases tires, parts and supplies for all Company-operated stores on a centralized basis through an automatic replenishment system. Although purchases outside the centralized system (“outside purchases”) are made when needed at the store level, these purchases are low by industry standards, and accounted for approximately 13% of all parts and tires used in fiscal 2012.

The Company’s ten largest vendors accounted for approximately 79% of its parts and tire purchases, with the largest vendor accounting for approximately 16% of total stocking purchases in fiscal 2012. The Company currently imports approximately 25% of its parts and tire purchases. The Company purchases parts and tires from approximately 100 vendors. Management believes that the Company’s relationships with vendors are excellent and that alternative sources of supply exist, at comparable cost, for substantially all parts used in the Company’s business. The Company routinely obtains bids from vendors to ensure it is receiving competitive pricing and terms.

Most parts are shipped by vendors to the Company’s primary warehouse facility in Rochester, New York, and are distributed to stores by the Company-operated tractor/trailer fleet. During fiscal 2012, the Company substantially completed an expansion of its warehouse from 80,000 square feet to 135,000 square feet. Stores are replenished either on a weekly or bi-weekly basis from this warehouse, and such replenishment fills, on average, 97% of all items ordered by the stores’ automatic POS-driven replenishment system. The Rochester warehouse stocks approximately 6,000 SKUs. The Company also operates warehouses in Maryland, Virginia, Illinois and New Hampshire. These warehouses carry, on average, 4,900, 1,900, 1,200 and 900 SKUs, respectively.

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

COMPETITION

The Company competes in the retail automotive service industry. This industry is generally highly competitive and fragmented, and the number, size and strength of competitors vary widely from region to region. The Company believes that competition in this industry is based on customer service and reputation, store location, name awareness and price. Monro’s primary competitors include national and regional undercar, tire specialty and general automotive service chains, both franchised and company-operated; car dealerships, mass merchandisers operating service centers; and, to a lesser extent, gas stations, independent garages and Internet tire sellers. Monro considers TBC Corporation (operating under the NTB, Merchant’s Tire, Midas and Tire Kingdom brands), Firestone Complete Auto Care service stores and Meineke Discount Mufflers Inc. to be direct competitors. In most of the new markets that the Company has entered, at least one competitor was already present. In identifying new markets, the Company analyzes, among other factors, the intensity of competition. (See “Expansion Strategy” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.)

EMPLOYEES

As of March 31, 2012, Monro had 5,113 employees, of whom 4,841 were employed in the field organization, 74 were employed at the warehouses, 172 were employed at the Company’s corporate headquarters and 26 were employed in other offices. Monro’s employees are not members of any union. The Company believes that its relations with its employees are good.

REGULATION

The Company stores new oil and recycled antifreeze and generates and/or handles used tires and automotive oils, antifreeze and certain solvents, which are disposed of by licensed third-party contractors. In certain states, as required, the Company also recycles oil filters. Thus, the Company is subject to a number of federal, state and local environmental laws including the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”). In addition, the United States Environmental Protection Agency (the “EPA”), under the Resource Conservation and Recovery Act (“RCRA”), and various state and local environmental protection agencies regulate the Company’s handling and disposal of waste. The EPA, under the Clean Air Act, also regulates the installation of catalytic converters by the Company and all other repair stores by periodically spot checking repair jobs, and has the power to fine businesses that use improper procedures or materials. The EPA has the authority to impose sanctions, including civil penalties up to $37,500 per violation (or up to $37,500 per day for certain willful violations or failures to cooperate with authorities), for violations of RCRA and the Clean Air Act.

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

SEASONALITY

Although the Company’s business is not highly seasonal, customers do purchase more undercar service during the period of March through October than the period of November through February, when miles driven tend to be lower. In the tire stores, the better sales months are typically May through August, and October through December. The slowest months are typically January through April and September. As a result, profitability is typically lower during slower sales months, or months where mix is more heavily weighted toward tires, which is a lower margin category. Additionally, since the Company’s stores are primarily located in the northeastern United States, profitability tends to be lower in the winter months when certain costs, such as utilities and snow plowing, are typically higher.

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

The automotive repair industry in which we operate is generally highly competitive and fragmented, and the number, size and strength of our competitors varies widely from region to region. We believe that competition in the industry is based primarily on customer service, reputation, store location, name awareness and price. Our primary competitors include national and regional undercar, tire specialty and general automotive service chains, both franchised and company-operated, car dealerships, mass merchandisers operating service centers and, to a lesser extent, gas stations, independent garages and Internet tire sellers. Some of our competitors have greater financial resources, are more geographically diverse and have better name recognition than we do, which might place us at a competitive disadvantage to those competitors. Because we seek to offer competitive prices, if our competitors reduce prices, we may be forced to reduce our prices, which could have a material adverse effect on our business, financial condition and results of operations. Further, our success within this industry also depends upon our ability to respond in a timely manner to changes in customer demands for both products and services. We cannot assure that we, or any of our stores, will be able to compete effectively. If we are unable to compete successfully in new and existing markets, we may not achieve our projected revenue and profitability targets.

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

Additionally, since the Company’s stores are primarily located in the northeastern United States, profitability tends to be lower in the winter months when certain costs, such as utilities and snow plowing, are typically higher.

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

The costs of operating our stores may increase if there are changes in laws governing minimum hourly wages, working conditions, overtime, workers’ compensation and health insurance rates, unemployment tax rates or other laws and regulations. A material increase in these costs that we were unable to offset by increasing our prices or by other means could have a material adverse effect on our business, financial condition and results of operations.

We are involved in litigation from time to time arising from the operation of our business and, as such, we could incur substantial judgments, fines, legal fees or other costs.

We are sometimes the subject of complaints or litigation from customers, employees or other third parties for various actions. From time to time, we are involved in litigation involving claims related to, among other things, breach of contract, tortious conduct and employment law matters, including payment of wages. The damages sought against us in some of these litigation proceedings could be substantial. Although we maintain liability insurance for some litigation claims, if one or more of the claims were to greatly exceed our insurance coverage limits or if our insurance policies do not cover a claim, this could have a material adverse affect on our business, financial condition, results of operations and cash flows.

We rely extensively on computer systems to process transactions, summarize results and manage our business. Disruptions in these systems could harm our ability to run our business.

Given the number of individual transactions we process each year, it is critical that we maintain uninterrupted operation of our computer and communications hardware and software systems. Our systems could be subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, including breaches of our transaction processing or other systems that result in the compromise of confidential customer data, catastrophic events such as fires, tornadoes and hurricanes, and usage errors by our employees. If our systems are breached, damaged or cease to function properly, we may have to make a significant investment to fix or replace them, we may suffer interruptions in our operations in the interim, we may face costly litigation, and our reputation with our customers may be harmed. Any material interruption in our computer operations may have a material adverse effect on our business or results of operations. The risk of disruption is increased in periods where complex and significant systems changes are undertaken.

If we fail to protect the security of personal information about our customers or employees, we could be subject to costly government enforcement actions or private litigation, and our reputation could suffer.

The nature of our business involves the receipt and storage of personal information about our customers and employees. If we experience a data security breach, we could be exposed to government enforcement actions and private litigation. In addition, our customers could lose confidence in our ability to protect their personal information, which could cause them to discontinue usage of our credit card products or decline to use our services altogether. The loss of confidence from a data security breach involving employees could hurt our reputation and cause employee recruiting and retention challenges.

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

Store closings result in acceleration of costs.

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

If we do not perform in accordance with our debt covenants, our lenders may restrict our ability to draw on our revolving credit facility. We cannot assure that we will remain in compliance with our debt covenants in the future.

We depend on the services of key executives.

Our senior executives are important to our success because they have been instrumental in setting our strategic direction, operating our business, identifying, recruiting and training key personnel, identifying expansion opportunities and arranging necessary financing. Losing the services of any of these individuals could adversely affect our business until a suitable replacement could be found. It may be difficult to replace them quickly with executives of equal experience and capabilities. Although we have employment agreements with selected executives, we cannot prevent them from terminating their employment with us. Other executives are not bound by their employment agreements with us.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

The Company, through Monro Service Corporation, owns its office/warehouse facility of approximately 165,000 square feet (including 70,000 square feet from its recent expansion), which is located on 12.7 acres of land in Holleder Technology Park, in Rochester, New York. Monro Service Corporation also owns a second office/warehouse facility of approximately 28,000 square feet, which is located on 11.8 acres of land in Swanzey, New Hampshire. Additionally, the Company leases warehouse space in Maryland, Virginia and Illinois.

Of Monro’s 803 Company-operated stores at March 31, 2012, 233 were owned, 461 were leased and for 109 stores, only the land was leased. In general, the Company leases store sites for a ten-year period with several five-year renewal options. Giving effect to all renewal options, approximately 57% of the leases (321 stores) expire after 2022. Certain of the leases provide for contingent rental payments if a percentage of annual gross sales exceeds the base fixed rental amount. The highest contingent percentage rent of any lease is 6.75%, and no such lease has adversely affected profitability of the store subject thereto. An officer of the Company or members of his family are the lessors, or have interests in entities that are the lessors, with respect to six of the leases. No related party leases, other than the six assumed as part of the Mr. Tire Acquisition in March 2004, have been entered into, and no new related party leases are contemplated.

As of March 31, 2012, there was $.7 million outstanding under a mortgage held by the City of Rochester, New York, secured by the land on which the headquarters office and warehouse is located.

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

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Market for the Company’s Common Equity and Related Stockholder Matters

MARKET INFORMATION

The Company’s common stock, par value $.01 per share, (the “Common Stock”) is traded on the NASDAQ Stock Market under the symbol “MNRO”. The following table sets forth, for the Company’s last two fiscal years, the range of high and low sales prices on the NASDAQ Stock Market for the Common Stock (1):

	Fiscal 2012		Fiscal 2011
Quarter Ended	High	Low	High	Low
June	$34.20	$28.70	$26.57	$23.29
September	$41.39	$32.81	$31.37	$24.33
December	$41.45	$31.51	$36.49	$29.88
March	$47.62	$36.99	$35.97	$30.55

(1)	Adjusted for the three-for-two stock split that became effective on December 23, 2010.

HOLDERS

At May 11, 2012, the Company’s Common Stock was held by approximately 4,800 shareholders of record or through nominee or street name accounts with brokers.

EQUITY COMPENSATION PLAN INFORMATION

As of March 31, 2012, the Company maintained stock option plans under which employees and non-employee directors could be granted Common Stock options to purchase shares of the Company’s Common Stock. The following table contains information relating to such plans as of March 31, 2012.

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	1,851,588	$22.75	783,465
Equity compensation plans not approved by security holders

Total	1,851,588	$22.75	783,465

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

In April 2010, the Company’s Board of Directors declared its intention to pay a regular quarterly cash dividend of $.06 per common share or common share equivalent, as retroactively adjusted for the December 2010 stock split, beginning with the first quarter of fiscal 2011.

In November 2010, the Company’s Board of Directors declared its intention to pay a regular quarterly cash dividend during the remainder of fiscal 2011 of $.08 per common share or common share equivalent, as retroactively adjusted for the December 2010 stock split, beginning with the third quarter of fiscal 2011.

In May 2011, the Company’s Board of Directors declared its intention to pay a regular quarterly cash dividend of $.08 per common share or common share equivalent in the first quarter of fiscal 2012.

In July 2011, the Company’s Board of Directors declared its intention to pay a regular quarterly cash dividend of $.09 per common share or common share equivalent beginning with the second quarter of fiscal 2012.

In May 2012, the Company’s Board of Directors declared a regular quarterly cash dividend of $.10 per common share or common share equivalent to be paid to shareholders of record as of June 4, 2012. The dividend will be paid on June 14, 2012.

However, the declaration of and determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, capital requirements, compliance with charter and contractual restrictions, and such other factors as the Board of Directors deems relevant. Under the Company’s Revolving Credit Facility, the Company is not permitted to pay cash dividends in excess of 50% of the Company’s preceding year’s net income. For additional information regarding the Company’s Revolving Credit Facility, see Note 7 to Company’s Consolidated Financial Statements.

Item 6.    Selected Financial Data

The following table sets forth selected financial and operating data of the Company for each year in the five-year period ended March 31, 2012. The financial data and certain operating data have been derived from the Company’s audited financial statements. This data should be read in conjunction with the financial statements and related notes included under Item 8 of this report and in conjunction with other financial information included elsewhere in this Form 10-K.

		Year Ended Fiscal March
		2012	2011	2010	2009	2008
		(Amounts in thousands, except per share data)
	Income Statement Data:
	Sales	$686,552	$636,678	$564,639	$476,106	$439,389
	Cost of sales, including distribution and occupancy costs	410,155	379,166	333,465	284,640	264,783

	Gross profit	276,397	257,512	231,174	191,466	174,606
	Operating, selling, general and administrative expenses	184,981	179,127	171,938	147,803	136,232

	Operating income	91,416	78,385	59,236	43,663	38,374
	Interest expense, net	5,220	5,095	6,090	5,979	5,753
	Other income, net	(490)	(647)	(279)	(430)	(799)

	Income before provision for income taxes	86,686	73,937	53,425	38,114	33,420
	Provision for income taxes	32,074	28,096	20,234	14,026	11,499

	Net income	$54,612	$45,841	$33,191	$24,088	$21,921

Earnings per share	Basic(a)	$1.77	$1.52	$1.12	$0.85	$0.73

	Diluted(a)	$1.69	$1.44	$1.07	$0.80	$0.67

	Weighted average number of Common Stocks and equivalents
	Basic(b)	30,716	30,200	29,508	28,255	30,036

	Diluted(b)	32,237	31,807	30,978	30,149	32,806

	Cash dividends per common share or common share equivalent(b)(c)	$0.35	$0.28	$0.23	$0.16	$0.15

	Selected Operating Data:(d)
Sales growth:
	Total	7.8%	12.8%	18.6%	8.4%	5.3%
	Comparable store(e)	2.0%	4.2%	7.2%	6.7%	1.2%
	Stores open at beginning of year	781	777	710	720	698

	Stores open at end of year	803	781	777	710	720

	Capital Expenditures(f)	$28,556	$17,507	$21,333	$23,637	$20,574

	Balance Sheet Data (at period end):
	Net working capital	$24,506	$19,343	$24,715	$30,389	$34,562
	Total assets	510,092	451,840	444,143	376,866	370,469
	Long-term obligations	51,164	41,990	96,427	97,098	122,585
	Shareholders’ equity	327,499	280,249	232,670	194,291	174,848

(a)	See Note 11 for calculation of basic and diluted earnings per share.

(b)	Adjusted in fiscal years 2008-2010 for the effect of the Company’s December 2010 three-for-two stock split.

(c)	All years include four dividend payments other than fiscal year 2010 which has five payments/accruals due to timing.

(d)	Includes Company-operated stores only — no dealer or franchise locations.

(e)	Comparable store sales data (not adjusted for days) is calculated based on the change in sales of only those stores open as of the beginning of the preceding fiscal year.

(f)	Amount does not include the funding of the purchase price related to acquisitions.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth income statement data of the Company expressed as a percentage of sales for the fiscal years indicated:

	Year Ended Fiscal March
	2012	2011	2010
Sales	100.0%	100.0%	100.0%
Cost of sales, including distribution and occupancy costs	59.7	59.6	59.1

Gross profit	40.3	40.4	40.9
Operating, selling, general and administrative expenses	26.9	28.1	30.5

Operating income	13.3	12.3	10.5
Interest expense, net	0.8	0.8	1.1
Other income, net	(0.1)	(0.1)	—

Income before provision for income taxes	12.6	11.6	9.5
Provision for income taxes	4.7	4.4	3.6

Net income	8.0%	7.2%	5.9%

FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not historical facts, including (without limitation) statements made in this Item and in “Item 1 — Business”, may contain statements of future expectations and other forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed. These factors include, but are not necessarily limited to, product demand, dependence on and competition within the primary markets in which the Company’s stores are located, the need for and costs associated with store renovations and other capital expenditures, the effect of economic conditions, the impact of competitive services and pricing, product development, parts supply restraints or difficulties, industry regulation, risks relating to leverage and debt service (including sensitivity to fluctuations in interest rates), continued availability of capital resources and financing, disruption or unauthorized access to our computer systems, risks relating to protection of customer and employee personal data, risks relating to litigation, risks relating to integration of acquired businesses and the risks set forth in “Item 1A. Risk Factors”. Except as required by law, the Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

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

The Company has one reporting unit that is not at risk. The goodwill impairment test consists of a two-step process, if necessary. The Company performs a qualitative assessment to determine if it is more likely than not that the fair value is less than the carrying value of goodwill. If the qualitative factors are triggered, the Company performs the two-step process. The first step is to compare the fair value of the Company’s invested capital to the book value of its invested capital. If the fair value is less than its carrying value, the second step of the impairment test must be performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill.

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

Self-Insurance Reserves

The Company is largely self-insured with respect to workers’ compensation, general liability and employee medical claims. In order to reduce its risk and better manage its overall loss exposure, the Company purchases stop-loss insurance that covers individual claims in excess of the deductible amounts, and caps total losses in a fiscal year. The Company maintains an accrual for the estimated cost to settle open claims as well as an estimate of the cost of claims that have been incurred but not reported. These estimates take into consideration the historical average claim volume, the average cost for settled claims, current trends in claim costs, changes in the Company’s business and workforce, and general economic factors. These accruals are reviewed on a quarterly basis, or more frequently if factors dictate a more frequent review is warranted. For more complex reserve calculations, such as workers compensation, the Company uses the services of an actuary on an annual basis to assist in determining the required reserve for open claims.

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

RESULTS OF OPERATIONS

Fiscal 2012 As Compared To Fiscal 2011

Sales for fiscal 2012 increased $49.9 million or 7.8% to $686.6 million as compared to $636.7 million in fiscal 2011. The increase was partially due to a comparable store sales increase of 2.0%. Additionally, there was an increase of $38.4 million related to new stores, of which $3.1 million and $31.3 million came from the fiscal 2011 and fiscal 2012 acquisitions, respectively. Partially offsetting this was a decrease in sales from closed stores amounting to $4.5 million. Fiscal 2012 was a 53-week year, and therefore, there were 368 selling days as compared to 361 selling days in fiscal year 2011. Adjusting for days, comparable store sales were flat.

As occurred in previous years, during fiscal 2012, the Company completed the bulk sale of approximately $3.2 million of slower moving inventory to Icon International, a barter company, in exchange for barter credits. The margin recognized in these transactions is typically less than the Company’s normal profit margin. However, the barter transactions for fiscal 2012 had no impact on gross profit, but decreased operating expenses by .2% of sales as compared to fiscal 2011. There were no barter transactions in fiscal 2011.

During the year, 36 stores were added and 14 were closed. At March 31, 2012, the Company had 803 Company-operated stores in operation.

Management believes that the flat comparable store sales for fiscal 2012 resulted mainly from the continued weak U.S. economy. With the continuation of higher gasoline prices and lack of consumer confidence, management believes that customers are continuing to defer tire purchases and service repairs, especially on higher ticket items. As evidence, tire sales, which have increased every year on a comparable store basis during the past three years, decreased slightly for fiscal 2012 when adjusted for days as compared to the prior year. During the year, the Company, like most all other tire retailers, experienced a decline in the sale of tire units, which is believed to be attributable to consumer resistance to steeply rising prices. Additionally, management believes that the milder winter weather this year led to consumers deferring tire purchases. Related tire categories such as alignment sales declined for fiscal 2012 as well. The Company did have comparable store exhaust and brake sales increases for fiscal 2012, supporting management’s belief that consumers are keeping their cars longer and repairing them instead of trading them in for new cars. While it appears that some repairs and tire purchases are being deferred, most can only be deferred for a period of time due to safety issues or state inspection requirements. When customers do come in to have their vehicles repaired, it is management’s belief that they spend more on average because the problem with their vehicle has worsened due to additional wear, as evidenced by an increase in the average sales per invoice for fiscal 2012 as compared to the prior year.

Gross profit for fiscal 2012 was $276.4 million or 40.3% of sales as compared with $257.5 million or 40.4% of sales for fiscal 2011. The decrease in gross profit for fiscal 2012, as a percentage of sales, is due to several factors. Total material costs increased as a percentage of sales as compared to the prior year. The Company experienced significant increases in oil and tire costs as compared to the prior year and, for competitive reasons, did not increase selling prices to the degree that would have preserved gross margin percentages at prior year levels. Higher margin categories, such as brakes and exhaust, which had comparable store increases in the fiscal year, helped to slightly offset the effect of tire and oil cost increases, as did cost reductions obtained through the use of direct import products.

Distribution and occupancy costs decreased as a percentage of sales from the prior year as the Company, with higher overall sales, was able to better leverage these largely fixed costs.

Labor costs decreased as a percentage of sales as compared to the prior year, mainly due to better control of payroll and improved labor efficiency as measured by sales per man hour.

Operating expenses for fiscal 2012 were $185.0 million or 26.9% of sales compared with $179.1 million or 28.1% of sales for fiscal 2011. When removing the extra week in fiscal 2012, operating expenses were 27.2% of sales for fiscal 2012. The improvement in operating expenses as a percent of sales is largely due to focused cost control on higher sales.

Within operating expenses, over $8.3 million in selling, general and administrative (“SG&A”) expenses are directly attributed to increased direct store expenses such as manager pay, advertising and supplies related to the fiscal 2012 acquisition stores and a full year of expenses for the fiscal 2011 acquisition stores. On a comparable store basis, direct store expenses decreased $4.2 million (net of an increase of $2.2 million in expense related to the 53rd week) as compared to the prior year, demonstrating that the Company experienced leverage in this line through focused cost control. The Company incurred $1.9 million in costs related to acquisitions including $1.3 million in due diligence expenses related to the unsuccessful acquisition of Midas, Inc. Other drivers of the dollar increases in SG&A expenses were store support costs that increased by approximately $1.9 million including increased workers compensation and health care costs, partially offset by decreased management bonus expense of $1.6 million due to the Company not attaining certain profit goals for fiscal 2012. Additionally during the year, the Company sold seven stores for which a gain of $1.7 million was recognized.

Operating income in fiscal 2012 of $91.4 million increased 16.6% compared to operating income in fiscal 2011, and increased as a percentage of sales from 12.3% to 13.3%.

Net interest expense for fiscal 2012 increased by approximately $.1 million as compared to the same period in the prior year, and remained flat at .8% of sales for the same periods. The weighted average debt outstanding for the year ended March 31, 2012 decreased by approximately $12 million from fiscal 2011, primarily related to a decrease in debt outstanding under the Company’s Revolving Credit Facility. The weighted average interest rate increased by approximately 180 basis points in fiscal 2012 due to a shift to a larger percentage of debt (capital lease vs. revolver) outstanding at a higher rate.

The Company’s effective tax rate was 37.0% and 38.0%, respectively, of pre-tax income in fiscal 2012 and 2011. The difference primarily relates to the accounting for uncertain tax positions which may vary from year to year.

Net income for fiscal 2012 increased by $8.8 million, or 19.1%, from $45.8 million in fiscal 2011, to $54.6 million in fiscal 2012, and earnings per diluted share increased by 17.4% from $1.44 to $1.69 due to the factors discussed above.

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

The Company slightly modified its methodology for calculating the number of selling days in each month and quarter during fiscal 2011. Previously, in computing its comparable store sales percentage increases (adjusted for days), the Company did not include Sundays or open holidays in the number of selling days, but included all sales in each comparable period. This was because only a small number of stores were open Sundays, and some were not open holidays. Also, these days were generally much shorter selling days. Now that over 50% of the Company’s stores are open Sundays, almost all stores are open holidays, and the selling days are longer, the Company concluded that counting Sundays and open holidays as selling days is now appropriate. Accordingly, selling days now include each day other than Easter, Thanksgiving and Christmas. This change was made beginning in fiscal year 2011 (April 2010) and retroactively applied to prior months and quarters. There is no impact on reported actual comparable store sales increases for any prior periods. Nor will the change impact calculated comparable store sales increases in future periods. However, this change may result in a change in the calculated comparable store sales percent increase in certain prior periods when adjusted for days.

For the fiscal year 2010 fiscal quarters and full year, the results were as follows:

	Reported Comparable Store Sales Increase	Originally Reported Comparable Store Sales Increase, Adjusted For Days	Restated Comparable Store Sales Increase, Adjusted For Days
Q1 FY10	6.20%	6.20%	7.40	%(1)
Q2 FY10	7.40%	7.40%	7.40%
Q3 FY10	7.20%	7.20%	7.20%
Q4 FY10	8.00%	8.00%	6.80	%(2)
Full year FY10	7.20%	7.20%	7.20%

(1)	This adjustment for days relates to the fact that the Easter holiday fell in April 2009, reducing the number of selling days as compared to the prior year quarter.

(2)	This adjustment for days relates to the fact that the Company was open for business for the first time on New Year’s Day on January 1, 2010, increasing the number of selling days as compared to the prior year quarter.

During the year, 12 stores were added and eight were closed. At March 26, 2011, the Company had 781 Company-operated stores in operation.

Management believes that the improvement in comparable store sales resulted from several factors, including an increase in sales across most product categories. It is management’s belief that strong in-store sales execution, highly effective advertising campaigns and price increases in all product categories also contributed to the sales improvement in fiscal 2011. Comparable store traffic as well as average ticket increased over the prior year as well. Soft economic conditions and the related decrease in consumer spending and tightening of credit, resulting in declining automobile sales (as compared to historical levels), helped to contribute to the improved sales. Management believes that consumers are keeping their cars longer and repairing them instead of trading them in for new cars. Additionally, while consumers can and often defer repairs when the economy is weak, most repairs can only be deferred for a period of time. When customers do come in to have their vehicles repaired, it is management’s belief that they spend more on average because the problem with their vehicle has worsened due to additional wear.

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

Over $7.3 million in SG&A expense is directly attributed to increased direct store expenses such as manager pay, advertising and supplies related to the fiscal 2011 acquisition stores and a full year of expenses for the fiscal 2010 acquisition stores. In addition, advertising expense, in connection with the Company’s focused efforts to drive traffic, gain market share and improve comparable store sales, and other direct store expenses increased by $2.7 million in fiscal 2011. Other drivers of the dollar increases in SG&A expenses in fiscal 2011 in both store direct and store support costs were: store manager pay and related benefits increased by approximately $1.0 million, attributable to raises and increased incentives in fiscal 2011 due to improved store performance as compared to the prior year. Store support costs decreased by approximately $3.9 million including decreased workers compensation and health care costs, partially offset by increased management compensation expense as compared to the prior year. Management bonus expense was up due to the Company attaining higher profit goals for fiscal 2011 and thus earning higher bonuses.

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

CAPITAL RESOURCES, CONTRACTUAL OBLIGATIONS AND LIQUIDITY

Capital Resources

The Company’s primary capital requirements for fiscal 2012 were divided among the funding of acquisitions for $39.2 million, as well as the upgrading of facilities, including $3.3 million of construction in process for the expansion of the Rochester, New York office and warehouse facility, and systems and funding of its store expansion program, all totaling $28.6 million. In fiscal 2011, the Company’s primary capital requirements involved the funding of acquisitions for $10.2 million, as well as the upgrading of facilities and systems and the funding of its store expansion program totaling $17.5 million. In both fiscal years 2012 and 2011, capital requirements were primarily met by cash flow from operations and from the Company’s revolving credit facility.

In fiscal 2013 the Company intends to open approximately six new stores. Total capital required to open a new service store ranges, on average (excluding the acquired stores and BJ’s locations), from $350,000 to $950,000 depending on whether the store is leased, owned or land leased. Total capital required to open a new greenfield tire (leased) location costs, on average, approximately $600,000, including $220,000 for equipment and $150,000 for inventory.

The Company paid dividends of $11.0 million in fiscal 2012. In May 2012, the Company’s Board of Directors declared its intention to pay a regular quarterly cash dividend of $.10 per common share or common share equivalent beginning with the first quarter of fiscal year 2013.

On April 1, 2012, the Company acquired 20 retail tire and automotive repair stores and two heavy truck tire and truck repair stores located in Virginia from Kramer Tire Co. (“Kramer”). As part of the Kramer acquisition, two wholesale operations and a retread facility also located in Virginia were acquired. These retail tire and automotive repair stores will operate primarily under the Tread Quarters name. The acquisition was financed through the Company’s existing bank facility. Subsequent to year end, the Company disposed of the non-retail facilities and heavy truck tire stores.

Additionally, the Company has signed a definitive asset purchase agreement to acquire certain retail tire and automotive repair stores. This transaction is expected to close prior to the end of the first quarter of fiscal year 2013. The acquisition will be financed through the Company’s existing bank facility.

The total purchase price of these acquisitions (including Kramer) is approximately $50 million.

The Company also plans to continue to seek suitable acquisition candidates. Management believes that the Company has sufficient resources available (including cash flow from operations and bank financing) to expand its business as currently planned for the next several years.

Contractual Obligations

Payments due by period under long-term debt, other financing instruments and commitments are as follows:

	Total	Within 1 Year	Within 2 to 3 Years	Within 4 to 5 Years	After 5 Years
	(Dollars in thousands)
Principal payments on long-term debt	$5,660	$—	$660	$5,000	$—
Capital lease commitments	49,412	3,908	8,315	7,166	30,023
Operating lease commitments	97,950	26,782	40,640	20,567	9,961

Total	$153,022	$30,690	$49,615	$32,733	$39,984

Management believes that the Company can fulfill its contractual commitments utilizing its cash flow from operations and, if necessary, bank financing.

Liquidity

In June 2011, the Company entered into a five-year, $175 million Revolving Credit Facility agreement with seven banks. The Credit Facility amends and restates, in its entirety, the Credit Facility agreement previously entered into by the Company as of July 2005 and amended from time to time. The Credit Facility also provides an accordion feature permitting the Company to request an increase in availability of up to an additional $75 million. There was $5.0 million outstanding at March 31, 2012. The facility expires in June 2016. The Company was in compliance with all debt covenants at March 31, 2012.

The interest rate on the facility fluctuated between 50 (prior to amendment) and 100 basis points over LIBOR during fiscal year 2012. At March 31, 2012, the interest rate was 100 basis points over LIBOR.

Specific terms of the new Credit Facility permit the payment of cash dividends not to exceed 50% of the preceding year’s net income, and increase and liberalize certain thresholds, while the net worth financial covenant existent under the 2005 Credit Facility has been removed. Other terms of the Credit Facility are generally consistent with the 2005 Credit Facility including requiring the maintenance of specified interest and rent coverage ratios and permitting mortgages and specific lease financing arrangements with other parties with certain limitations.

The Credit Facility is not secured by the Company’s real property, although the Company has agreed not to encumber its real property, with certain permissible exceptions.

Within the aforementioned $175 million Revolving Credit Facility, the Company has available a sub-facility of $40 million for the purpose of issuing standby letters of credit. The line requires fees aggregating 1.125% annually of the face amount of each standby letter of credit, payable quarterly in arrears. There was $18.0 million in an outstanding letter of credit at March 31, 2012.

In addition, the Company has financed certain store properties and vehicles with capital leases, which amount to $49.4 million and are due in installments through 2042.

INFLATION

The Company does not believe its operations have been materially affected by inflation. The Company has been successful, in many cases, in mitigating the effects of merchandise cost increases principally through the use of volume discounts and alternative vendors, as well as selling price increases. See additional discussion under Risk Factors.

FINANCIAL ACCOUNTING STANDARDS

See “Recent Accounting Pronouncements” in Note 1 to the consolidated financial statements for a discussion of the impact of recently issued accounting standards on the Company’s consolidated financial statements as of March 31, 2012 and for the year then ended, as well as the expected impact on the Company’s consolidated financial statements for future periods.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from potential changes in interest rates. At year end March 2012 and 2011, approximately 12% and 6%, respectively, of the Company’s debt financing, excluding capital leases, was at fixed interest rates and therefore, the fair value of such debt financing is affected by changes in market interest rates. The Company’s cash flow exposure on floating rate debt interest expense would not have materially fluctuated based upon the Company’s debt position for the fiscal years ended March 31, 2012 and March 26, 2011, given a 1% change in LIBOR.

Debt financing, including current portion, had a carrying amount of $5.7 million and a fair value of $5.6 million as of March 31, 2012, as compared to a carrying amount of $10.7 million and a fair value of $10.7 million as of March 26, 2011.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Monro Muffler Brake, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Monro Muffler Brake, Inc. and its subsidiary at March 31, 2012 and March 26, 2011, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Rochester, New York

May 30, 2012

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2012	March 26, 2011
	(Dollars in thousands)
Assets
Current assets:
Cash and equivalents	$3,257	$2,670
Trade receivables	1,828	1,821
Federal and state income taxes receivable	605
Inventories	97,356	98,964
Deferred income tax asset	10,687	8,667
Other current assets	20,567	16,661

Total current assets	134,300	128,783

Property, plant and equipment	424,425	398,524
Less – Accumulated depreciation and amortization	(211,431)	(197,928)

Net property, plant and equipment	212,994	200,596
Goodwill	132,656	98,535
Intangible assets	15,172	13,506
Other non-current assets	14,970	10,420

Total assets	$510,092	$451,840

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$3,908	$13,033
Trade payables	45,349	41,301
Federal and state income taxes payable		1,132
Accrued payroll, payroll taxes and other payroll benefits	17,919	16,825
Accrued insurance	23,645	21,095
Warranty reserves	7,035	6,496
Other current liabilities	11,938	9,558

Total current liabilities	109,794	109,440

Long-term debt	51,164	41,990
Accrued rent expense	6,133	6,476
Other long-term liabilities	5,143	4,617
Deferred income tax liability	6,424	4,353
Long-term income taxes payable	3,935	4,715

Total liabilities	182,593	171,591

Commitments
Shareholders’ equity:
Class C Convertible Preferred Stock, $1.50 par value, $.064 conversion value; 150,000 shares authorized; 32,500 shares issued and outstanding	49	49
Common Stock, $.01 par value, 45,000,000 shares authorized; 36,855,258 and 36,038,664 shares issued at March 31, 2012 and March 26, 2011, respectively	368	360
Treasury Stock, 5,967,991 and 5,577,984 shares at March 31, 2012 and March 26, 2011, respectively, at cost	(86,493)	(72,317)
Additional paid-in capital	119,690	99,871
Accumulated other comprehensive loss	(3,555)	(1,578)
Retained earnings	297,440	253,864

Total shareholders’ equity	327,499	280,249

Total liabilities and shareholders’ equity	$510,092	$451,840

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended Fiscal March
	2012	2011	2010
	(Amounts in thousands, except per share data)
Sales	$686,552	$636,678	$564,639
Cost of sales, including distribution and occupancy costs	410,155	379,166	333,465

Gross profit	276,397	257,512	231,174

Operating, selling, general and administrative expenses	184,981	179,127	171,938

Operating income	91,416	78,385	59,236

Interest expense, net of interest income of $8 in 2012, $39 in 2011 and $68 in 2010	5,220	5,095	6,090
Other income, net	(490)	(647)	(279)

Income before provision for income taxes	86,686	73,937	53,425
Provision for income taxes	32,074	28,096	20,234

Net income	$54,612	$45,841	$33,191

Earnings per share:
Basic	$1.77	$1.52	$1.12

Diluted	$1.69	$1.44	$1.07

Weighted average number of common shares outstanding used in computing earnings per share:
Basic	30,716	30,200	29,508

Diluted	32,237	31,807	30,978

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Class C Convertible Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(Dollars in thousands)
Balance at March 28, 2009	$49	$230	$(67,454)	$74,443	$190,508	$(3,485)	$194,291
Net income					33,191		33,191
Other comprehensive income:
Unrealized gain on derivatives contracts ($702 pre-tax)(2)						435	435
Pension liability adjustment ($1,311 pre-tax)(1)						813	813

Total comprehensive income							34,439
Dividends(3):
Preferred					(172)		(172)
Common					(6,692)		(6,692)
Tax benefit from exercise of stock options				2,990			2,990
Exercise of stock options(4)		6	(3,136)	8,967			5,837
Stock option compensation				1,977			1,977

Balance at March 27, 2010	49	236	(70,590)	88,377	216,835	(2,237)	232,670
Net income					45,841		45,841
Other comprehensive income
Unrealized gain on derivatives contracts ($306 pre-tax)(2)						190	190
Pension liability adjustment ($756 pre-tax)(1)						469	469

Total comprehensive income							46,500
Dividends(3):
Preferred					(213)		(213)
Common					(8,477)		(8,477)
Tax benefit from exercise of stock options				3,531			3,531
Exercise of stock options(4)		4	(1,727)	5,670			3,947
Shares issued in connection with three-for-two stock split (See Note 1)		120		(6)	(122)		(8)
Stock option compensation				2,299			2,299

Balance at March 26, 2011	49	360	(72,317)	99,871	253,864	(1,578)	280,249
Net income					54,612		54,612
Other comprehensive loss
Pension liability adjustment (($3,188) pre-tax)(1)						(1,977)	(1,977)

Total comprehensive income							52,635
Dividends(3):
Preferred					(266)		(266)
Common					(10,770)		(10,770)
Tax benefit from exercise of stock options				5,314			5,314
Exercise of stock options(4)		8	(14,176)	11,810			(2,358)
Stock option compensation				2,695			2,695

Balance at March 31, 2012	$49	$368	$(86,493)	$119,690	$297,440	$(3,555)	$327,499

(1)	The balance related to the pension liability was $(3,555), $(1,578) and $(2,047), respectively, at March 31, 2012, March 26, 2011 and March 27, 2010.
(2)	The balance related to the derivatives contracts was $(190) at March 27, 2010.
(3)	Dividends paid per common share or common share equivalent were $.35, $.28 and $.23, respectively, for the years ended March 31, 2012, March 26, 2011 and March 27, 2010. The March 27, 2010 amount included five payments/accruals due to timing.
(4)	Includes the receipt of treasury stock in connection with the exercise of stock options and to partially satisfy tax withholding obligations.

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended Fiscal March
	2012	2011	2010
	(Dollars in thousands) Increase (Decrease) in Cash
Cash flows from operating activities:
Net income	$54,612	$45,841	$33,191

Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	23,583	22,380	22,505
Stock-based compensation expense	2,695	2,299	1,977
Excess tax benefits from share-based payment arrangements	(294)	(2,040)	(2,367)
Net change in deferred income taxes	3,162	2,551	1,004
(Gain) loss on disposal of assets	(1,247)	291	1,148
Change in operating assets and liabilities
Trade receivables	153	101	671
Inventories	4,589	(12,887)	(655)
Other current assets	(3,668)	975	3,538
Other non-current assets	(6,942)	3,329	404
Trade payables	4,048	(2,095)	8,348
Accrued expenses	(323)	3,545	7,266
Federal and state income taxes payable	3,577	501	8,457
Other long-term liabilities	(539)	99	36
Long-term income taxes payable	(780)	630	1,004

Total adjustments	28,014	19,679	53,336

Net cash provided by operating activities	82,626	65,520	86,527

Cash flows from investing activities:
Capital expenditures	(28,556)	(17,507)	(21,333)
Acquisitions, net of cash acquired	(39,243)	(10,193)	(46,103)
Proceeds from the disposal of assets	2,102	143	780

Net cash used for investing activities	(65,697)	(27,557)	(66,656)

Cash flows from financing activities:
Proceeds from borrowings	189,502	173,998	166,301
Principal payments on long-term debt and capital lease obligations	(198,236)	(218,888)	(181,894)
Exercise of stock options	3,134	5,067	6,629
Excess tax benefits from share-based payment arrangements	294	2,040	2,367
Dividends paid	(11,036)	(8,690)	(5,430)

Net cash used for financing activities	(16,342)	(46,473)	(12,027)

Increase (decrease) in cash	587	(8,510)	7,844
Cash at beginning of year	2,670	11,180	3,336

Cash at end of year	$3,257	$2,670	$11,180

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES

Background

Monro Muffler Brake, Inc. and its wholly owned subsidiary, Monro Service Corporation (together, the “Company”), is engaged principally in providing automotive undercar repair and tire services in the United States. The Company had 803 Company-operated stores, three franchised locations and 14 dealer-operated automotive repair centers located primarily in the northeast region of the United States as of March 31, 2012. The Company’s operations are organized and managed in one operating segment.

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

“Year ended Fiscal March 2012”: March 27, 2011 – March 31, 2012 (53 weeks)

“Year ended Fiscal March 2011”: March 28, 2010 – March 26, 2011 (52 weeks)

“Year ended Fiscal March 2010”: March 29, 2009 – March 27, 2010 (52 weeks)

Consolidation

The consolidated financial statements include the Company and its wholly owned subsidiary, Monro Service Corporation, after the elimination of intercompany transactions and balances.

Revenue recognition

Sales are recorded upon completion of automotive undercar repair and tire services provided to customers. The following was the Company’s sales mix for fiscal 2012, 2011 and 2010:

	Year Ended Fiscal March
	2012	2011	2010

Brakes	18%	18%	19%

Exhaust	5	5	6

Steering	10	11	11

Tires	39	38	34

Maintenance	28	28	30

Total	100%	100%	100%

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

Property, plant and equipment

Property, plant and equipment are stated at cost. Depreciation of property, plant and equipment is provided on a straight-line basis. Buildings and improvements related to owned locations are depreciated over lives varying from 10 to 39 years; machinery, fixtures and equipment over lives varying from 5 to 15 years; and vehicles over lives varying from 5 to 10 years. Computer software is depreciated over lives varying from 3 to 7 years. Buildings and improvements related to leased locations are depreciated over the shorter of the asset’s useful life or the reasonably assured lease term, as defined in the accounting guidance on leases. When property is sold or retired, the cost and accumulated depreciation are eliminated from the accounts and a gain or loss is recorded in the Consolidated Statements of Income. Expenditures for maintenance and repairs are expensed as incurred.

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

The Company has one reporting unit. The goodwill impairment test consists of a two-step process, if necessary. The Company performs a qualitative assessment to determine if it is more likely than not that the fair value is less than the carrying value of goodwill. If the qualitative factors are triggered, the Company performs the two-step process. The first step is to compare the fair value of the Company’s invested capital to the book value of its invested capital. If the fair value is less than its carrying value, the second step of the impairment test must be performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill.

A deterioration of macroeconomic conditions may not only negatively impact the estimated operating cash flows used in the Company’s cash flow models, but may also negatively impact other assumptions used in the Company’s analyses, including, but not limited to, the estimated cost of capital and/or discount rates. Additionally, as discussed above, in accordance with accounting guidance, the Company is required to ensure that assumptions used to determine fair value in the Company’s analyses are consistent with the assumptions a market participant would use. As a result, the cost of capital and/or discount rates used in the Company’s analyses may increase or decrease based on market conditions and trends, regardless of whether the Company’s actual cost of capital has changed. Therefore, the Company may recognize an impairment of an intangible asset or assets even though realized actual cash flows are approximately equal to or greater than its previously forecasted amounts.

There were no impairments as a result of the Company’s annual impairment tests in the third quarter of fiscal year 2012 and there have been no triggering events as of the fourth quarter of fiscal year 2012.

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

Warranty

The Company provides an accrual for estimated future warranty costs based upon the historical relationship of warranty costs to sales. Warranty expense related to all product warranties at and for the fiscal years ended March 2012, 2011 and 2010 was not material to the Company’s financial position or results of operations.

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

Treasury stock

Treasury stock is accounted for using the par value method. During the years ended March 31, 2012, March 26, 2011 and March 27, 2010, the Company’s Chief Executive Officer surrendered 386,000, 50,000 and 138,000 shares, respectively, of the Company’s Common Stock at fair market value to pay the exercise price and to partially satisfy tax withholding obligations on the exercise of 563,000, 90,000 and 180,000 stock options, respectively.

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

The weighted average fair value of options granted during fiscal 2012, 2011 and 2010 was $8.41, $8.58 and $5.38, respectively. The fair values of the options granted were estimated on the date of their grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended Fiscal March
	2012	2011	2010
Risk-free interest rate	1.11%	1.52%	2.24%
Expected life, in years	4	4	5
Expected volatility	33.9%	35.1%	32.8%
Expected dividend yield	1.03%	.93%	1.04%

Total stock-based compensation expense included in selling, general and administrative and distribution expenses in the Company’s Consolidated Statements of Income for the years ended March 31, 2012, March 26, 2011 and March 27, 2010 was $2.7 million, $2.3 million and $2.0 million, respectively. The related income tax benefit was $1.0 million, $.9 million and $.8 million, respectively.

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

Earnings per share

Basic earnings per share is calculated by dividing net income less preferred stock dividends by the weighted average number of shares of Common Stock outstanding during the year. Diluted earnings per share is calculated

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

by dividing net income by the weighted average number of shares of Common Stock and equivalents outstanding during the year. Common Stock equivalents represent shares issuable upon the assumed exercise of stock options. (See Note 11.)

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

Prepaid advertising at fiscal year end March 2012 and 2011, and advertising expense for the fiscal years ended March 2012, 2011 and 2010, were not material to these financial statements.

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

Recent accounting pronouncements

In December 2010, the Financial Accounting Standards Board issued new accounting guidance on when to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. The guidance requires reporting entities with zero or negative carrying amounts of goodwill to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This guidance is effective for impairment tests performed during an entity’s fiscal year and interim reporting periods within those years beginning after December 15, 2010 (March 27, 2011 for the Company). The adoption of this guidance in the first quarter of fiscal year 2012 had no impact on the Company’s Consolidated Financial Statements.

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

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May 2011, the Financial Accounting Standards Board issued guidance to amend certain measurement and disclosure requirements related to fair value measurements. The guidance updates existing fair value measurement guidance and is intended to clarify how fair value should be measured and expand the disclosures required. This guidance is effective for interim reporting periods and fiscal years beginning after December 15, 2011, with early adoption prohibited. The adoption of this guidance in the fourth quarter of fiscal year 2012 had no impact on the Company’s Consolidated Financial Statements.

In June 2011, the Financial Accounting Standards Board issued new accounting guidance that revises the manner in which entities present comprehensive income in their financial statements. The guidance removes the presentation options in previously issued accounting guidance on comprehensive income, and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The guidance does not change the items that must be reported in other comprehensive income. This guidance is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011 (April 1, 2012 for the Company). This guidance requires new disclosures only, and will have no impact on the Company’s Consolidated Financial Statements.

In September 2011, the Financial Accounting Standards Board issued updated guidance on the periodic testing of goodwill for impairment. This guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance is applicable for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance in the third quarter of fiscal 2012 had no impact on the Company’s Consolidated Financial Statements.

NOTE 2 — ACQUISITIONS

The Company’s acquisitions are strategic moves in its plan to fill in and expand its presence in its existing and contiguous markets, and leverage fixed operating costs such as distribution and advertising.

Subsequent Events

The Company has signed a definitive asset purchase agreement to complete the acquisition of 18 retail tire and automotive repair stores located in North Carolina from Colony Tire Corporation (“Colony”) on June 2, 2012. These stores produced approximately $25 million in net sales for their previous full fiscal year based on unaudited pre-acquisition historical information.

On April 1, 2012, the Company acquired 20 retail tire and automotive repair stores located in Virginia from Kramer Tire Co. (“Kramer”). These stores produced approximately $25 million in net sales for their previous full fiscal year based on audited pre-acquisition historical information. As part of the Kramer acquisition, two heavy truck tire and truck repair stores, two wholesale operations and a retread facility also located in Virginia were acquired. These retail tire and automotive repair stores will operate primarily under the Tread Quarters name. The acquisition was financed through the Company’s existing bank facility. The non-retail facilities and the two heavy truck tire and truck repair stores were disposed of subsequent to year end.

The total purchase price of these acquisitions is approximately $50 million.

Fiscal 2012

In the third quarter of fiscal year 2012, the Company acquired eight retail tire stores located in Ohio, Pennsylvania and Maine through two acquisitions. Collectively, these stores produced approximately $11 million

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in net sales for their previous full fiscal year based on unaudited, pre-acquisition historical information. These acquisitions were financed through the Company’s existing credit facility. The results of operations for these acquired stores are included in the Company’s financial results from their respective acquisition dates.

In the first quarter of fiscal year 2012, the Company acquired 24 retail tire and automotive repair stores located in Pennsylvania and New Jersey from Vespia Tire Centers, Inc. These stores produced approximately $36 million in net sales for their previous full fiscal year based on unaudited pre-acquisition historical information provided by Vespia Tire Centers, Inc. The acquisition was financed through the Company’s existing credit facility. The results of operations of these acquired stores are included in the Company’s financial results from June 5, 2011.

The Company has recorded its initial accounting for these acquisitions in accordance with accounting guidance on business combinations. The acquisitions resulted in goodwill related to, among other things, growth opportunities and unidentified intangible assets. All of the goodwill is expected to be deductible for tax purposes. The Company has recorded finite-lived intangible assets at their estimated fair value related to customer relationships and favorable leases.

The purchase price allocation remains preliminary for some of the acquired stores due to the finalization of the valuation of some intangible assets, real estate and real property leases. The Company believes that this will be finalized in the third quarter of fiscal 2013 and that any adjustments to the purchase price allocation will not be material.

In accordance with accounting guidance on business combinations, the Company expensed all costs related to these acquisitions during fiscal 2012. The total costs related to these acquisitions were not material to the Consolidated Statement of Income. These costs are included in the Consolidated Statement of Income primarily under operating, selling, general and administrative expenses.

Sales and net income for the fiscal 2012 acquired entities totaled $31.3 million and $1.0 million, respectively for the period from acquisition date through March 31, 2012.

Fiscal 2011

During the year, the Company acquired 10 retail tire and automotive repair stores (including a former Tire Warehouse franchisee and an adjacent automotive repair store) located in Maine, Pennsylvania and Virginia through three acquisition transactions. Collectively, these fiscal 2011 acquisition stores produced approximately $16.3 million in sales annually based on unaudited pre-acquisition historical information. The total purchase price of these stores was approximately $10.2 million in cash and the assumption of certain liabilities. The acquisitions were financed through the Company’s existing bank facility and cash flow from operations. The results of operations of these acquired stores are included in the Company’s results from their respective acquisition dates. Eight of the fiscal 2011 acquisition stores operate as retail tire and automotive repair stores under the Mr. Tire brand name and the former Tire Warehouse franchisee and adjacent automotive repair store operate under the Tire Warehouse and Monro brand name, respectively.

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

The purchase price of the acquisitions have been allocated to the net tangible and intangible assets acquired, with the remainder recorded as goodwill on the basis of estimated fair values, as follows:

Final
(Dollars in thousands)
Other current assets	$685
Intangible assets	1,777
Other noncurrent assets	2,164
Current liabilities	(571)
Long-term liabilities	(2,355)

Total net identifiable assets acquired	$1,700

Total consideration transferred	$10,194
Less: total net identifiable assets acquired	1,700

Goodwill	$8,494

Intangible assets consist of customer lists ($648,000), a non-compete agreement ($345,000), a refuse disposal agreement ($130,000) and favorable leases ($654,000). Customer lists, the non-compete agreement and the refuse disposal agreement are being amortized over their estimated useful lives. The weighted average useful lives are approximately four, four and five years, respectively. Favorable lease intangible assets are being amortized over their respective lease terms, ranging from five to 20 years. The weighted average useful life of all intangible assets is approximately seven years.

The allocation above was finalized during fiscal 2012. The resulting adjustments were not material to the consolidated financial statements.

Sales and net income for the fiscal 2011 acquired entities totaled $10.3 million and $.6 million, respectively for the period from acquisition date through March 26, 2011.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 — OTHER CURRENT ASSETS

The composition of other current assets is as follows:

	Year Ended Fiscal March
	2012	2011
	(Dollars in thousands)
Vendor rebates receivable	$5,081	$6,742
Prepaid rent	3,198	30
Barter credit receivable	2,850	2,950
Other receivables	2,269	1,755
Due from vendors	1,986	218
Prepaid insurance	1,811	1,818
Prepaid advertising	1,762	1,443
Prepaid real estate taxes	1,155	923
Other	455	782

	$20,567	$16,661

NOTE 4 — PROPERTY, PLANT AND EQUIPMENT

The major classifications of property, plant and equipment are as follows:

		March 31, 2012			March 26, 2011
	Assets Owned	Assets Under Capital Lease	Total	Assets Owned	Assets Under Capital Lease	Total
	(Dollars in thousands)
Land	$56,570		$56,570	$54,708		$54,708
Buildings and improvements	153,835	$42,846	196,681	148,715	$38,236	186,951
Equipment, signage and fixtures	149,388		149,388	139,552		139,552
Vehicles	15,717	67	15,784	14,493	67	14,560
Construction-in- progress	6,002		6,002	2,753		2,753

	381,512	42,913	424,425	360,221	38,303	398,524
Less – Accummulated depreciation and amortization	196,886	14,545	211,431	185,868	12,060	197,928

	$184,626	$28,368	$212,994	$174,353	$26,243	$200,596

Amortization expense recorded under capital leases totaled $3,235,000, $2,901,000 and $2,912,000 for the fiscal years ended March 2012, 2011 and 2010, respectively.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill during fiscal 2012 and 2011 were as follows:

(Dollars in thousands)
Balance at March 27, 2010	$90,372
Acquisitions or other adjustments	8,163

Balance at March 26, 2011	98,535
Acquisitions or other adjustments	34,121

Balance at March 31, 2012	$132,656

In fiscal 2012 and 2011, the other adjustments relates to purchase accounting adjustments for the fiscal 2011 and 2010 acquisitions, respectively.

The composition of other intangible assets is as follows:

	Year Ended Fiscal March
	2012		2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in thousands)
Customer lists	$9,539	$4,217	$7,629	$3,112
Trade names	6,932	3,286	6,932	2,921
Favorable leases	7,269	1,314	5,390	788
Other intangible assets	645	396	645	269

Total intangible assets	$24,385	$9,213	$20,596	$7,090

The Company’s intangible assets are being amortized over their estimated useful lives. The weighted average useful lives of the Company’s intangible assets are approximately 10 years for customer lists, 12 years for trade names, 15 years for favorable leases and five years for other intangible assets.

Amortization of intangible assets during fiscal 2012, 2011 and 2010 totaled $1.6 million, $1.4 million and $.9 million, respectively.

Estimated future amortization of intangible assets is as follows:

Year Ending Fiscal March	(Dollars in thousands)
2013	$1,534
2014	1,441
2015	1,248
2016	1,113
2017	675

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 — OTHER NON-CURRENT ASSETS

The composition of other non-current assets is as follows:

	March 31, 2012	March 26, 2011
	(Dollars in thousands)
Barter receivable	$7,523	$6,255
Notes receivable	3,691
Deposit	1,600
Prepaid pension asset		2,723
Other non-current assets	2,156	1,442

Total non-current assets	$14,970	$10,420

NOTE 7 — LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2012	March 26, 2011
	(Dollars in thousands)
Revolving Credit Facility, LIBOR-based(a)	$5,000	$10,062
Mortgage Note Payable, non-interest bearing, secured by warehouse and office land, due in one installment in 2015	660	660
Obligations under capital leases at various interest rates, secured by store properties and certain equipment, due in installments through 2042	49,412	44,301

	55,072	55,023
Less – Current portion	3,908	13,033

	$51,164	$41,990

(a)	The London Interbank Offered Rate (LIBOR) at March 31, 2012 was .24%.

In June 2011, the Company entered into a five-year, $175 million Revolving Credit Facility agreement with seven banks. The Credit Facility amends and restates, in its entirety, the Credit Facility agreement previously entered into by the Company as of July 2005 and amended from time to time. The Credit Facility also provides an accordion feature permitting the Company to request an increase in availability of up to an additional $75 million. There was $5.0 million outstanding at March 31, 2012. The facility expires in June 2016. The Company was in compliance with all debt covenants at March 31, 2012.

The interest rate on the facility fluctuated between 50 (prior to amendment) and 100 basis points over LIBOR during fiscal year 2012. At March 31, 2012, the interest rate was 100 basis points over LIBOR.

Specific terms of the new Credit Facility permit the payment of cash dividends not to exceed 50% of the preceding year’s net income, and increase and liberalize certain thresholds, while the net worth financial covenant existent under the 2005 Credit Facility has been removed. Other terms of the Credit Facility are generally consistent with the 2005 Credit Facility including requiring the maintenance of specified interest and rent coverage ratios and permitting mortgages and specific lease financing arrangements with other parties with certain limitations.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Credit Facility is not secured by the Company’s real property, although the Company has agreed not to encumber its real property, with certain permissible exceptions.

Within the aforementioned $175 million Revolving Credit Facility, the Company has available a sub-facility of $40 million for the purpose of issuing standby letters of credit. The line requires fees aggregating 1.125% annually of the face amount of each standby letter of credit, payable quarterly in arrears. There was $18.0 million in an outstanding letter of credit at March 31, 2012.

Long-term debt, including current portion, had a carrying amount of $5.7 million and a fair value of $5.6 million as of March 31, 2012, as compared to a carrying amount of $10.7 million and a fair value of $10.7 million as of March 26, 2011. The fair value of long-term debt was estimated based on discounted cash flow analyses using either quoted market prices for the same or similar issues, or the current interest rates offered to the Company for debt with similar maturities.

In addition, the Company has financed certain store properties and vehicles with capital leases, which amount to $49.4 million and are due in installments through 2042.

During fiscal 1995, the Company purchased 12.7 acres of land for $.7 million from the City of Rochester, New York, on which its office/warehouse facility is located. The City has provided financing for 100% of the cost of the land via a 20-year non-interest bearing mortgage, all due and payable in 2015.

Aggregate debt maturities over the next five years are as follows:

	Capital Leases
Year Ending Fiscal March	Aggregate Amount	Imputed Interest	All Other Debt	Total
	(Dollars in thousands)
2013	$8,192	$(4,284)		$3,908
2014	8,191	(3,975)		4,216
2015	7,737	(3,638)	$660	4,759
2016	6,988	(3,295)		3,693
2017	6,445	(2,972)	5,000	8,473

NOTE 8 — INCOME TAXES

The components of the provision for income taxes are as follows:

	Year Ended Fiscal March
	2012	2011	2010
	(Dollars in thousands)
Current –
Federal	$26,002	$22,094	$17,202
State	2,910	3,451	2,028

	28,912	25,545	19,230

Deferred –
Federal	3,273	3,121	1,206
State	(111)	(570)	(202)

	3,162	2,551	1,004

Total	$32,074	$28,096	$20,234

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax (liabilities) assets consist of the following:

	March 31, 2012	March 26, 2011
	(Dollars in thousands)
Goodwill	$(9,525)	$(7,211)
Property and equipment	(5,367)	(4,602)
Prepaid expenses	(569)	(544)
Pension		(995)
Other	(343)	(341)

Total deferred tax liabilities	(15,804)	(13,693)

Insurance reserves	7,561	6,016
Stock options	2,429	2,671
Warranty and other reserves	2,389	2,106
Deferred rent	2,064	2,244
Accrued compensation	1,373	1,301
Indirect effect of unrecognized tax benefits in other jurisdictions	1,163	1,180
Pension	99
Other	2,989	2,489

Total deferred tax assets	20,067	18,007

Net deferred tax assets	$4,263	$4,314

The Company has $2.3 million of state net operating loss carryforwards available as of March 31, 2012. The carryforwards expire in varying amounts through 2032. Based on all available evidence, the Company has determined that it is more likely than not that sufficient taxable income of the appropriate character within the carryforward period will exist for the realization of the tax benefits on existing state net operating loss carryforwards.

The Company believes it is more likely than not that all other future tax benefits will be realized as a result of current and future income.

A reconciliation between the U.S. federal statutory tax rate and the effective tax rate reflected in the accompanying financial statements is as follows:

	Year Ended Fiscal March
	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Federal income tax based on statutory tax rate applied to income before taxes	$30,340	35.0	$25,878	35.0	$18,699	35.0
State income tax, net of federal income tax benefit	2,231	2.6	2,291	3.1	1,155	2.2
Other	(497)	(0.6)	(73)	(0.1)	380	0.7

	$32,074	37.0	$28,096	38.0	$20,234	37.9

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a rollforward of the Company’s liability for income taxes associated with unrecognized tax benefits:

(Dollars in thousands)
Balance at March 28, 2009	$4,493
Tax positions related to current year:
Additions	1,415
Reductions
Tax positions related to prior years:
Additions
Reductions	(16)
Settlements
Lapses in statutes of limitations	(306)

Balance at March 27, 2010	5,586
Tax positions related to current year:
Additions	799
Reductions
Tax positions related to prior years:
Additions	335
Reductions	(612)
Settlements
Lapses in statutes of limitations	(144)

Balance at March 26, 2011	5,964
Tax positions related to current year:
Additions	1,000
Reductions
Tax positions related to prior years:
Additions	230
Reductions	(904)
Settlements	(166)
Lapses in statutes of limitations	(640)

Balance at March 31, 2012	$5,484

The total amount of unrecognized tax benefits was $5.5 million at March 31, 2012, the majority of which, if recognized, would affect the effective tax rate.

In the normal course of business, the Company provides for uncertain tax positions and the related interest and penalties, and adjusts its unrecognized tax benefits and accrued interest and penalties accordingly. During the year ended March 31, 2012, the Company recorded a benefit from the reversal of accrued interest and penalties of approximately $.3 million, in income tax expense; and during the years ended March 26, 2011 and March 27, 2010, the Company recognized interest and penalties of approximately $.3 million and $.1 million, respectively, in income tax expense. Additionally, the Company had approximately $.7 million and $.9 million of interest and penalties associated with uncertain tax benefits accrued as of March 31, 2012 and March 26, 2011, respectively.

The Company is currently under state audit for, with few exceptions, fiscal 2001 to 2010 tax years. It is reasonably possible that the examination phase of the audits for these years may conclude in the next 12 months, and that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns may

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

change from those recorded as liabilities for uncertain tax positions in the Company’s financial statements as of March 31, 2012. However, based on the status of the examinations, it is not possible to estimate the effect of any amount of such change to previously recorded uncertain tax positions.

The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions. The Company’s fiscal 2009 and fiscal 2011 U.S. federal tax years and various state tax years remain subject to income tax examinations by tax authorities.

NOTE 9 — STOCK OWNERSHIP

A summary of the changes in the number of shares of Common Stock, Class C preferred stock and treasury stock is as follows:

	Common Stock Shares Issued	Class C Convertible Preferred Stock Shares Issued	Treasury Stock Shares
Balance at March 28, 2009	22,999,313	32,500	3,580,829
Stock options exercised	647,147		101,600

Balance at March 27, 2010	23,646,460	32,500	3,682,429
Shares issued in connection with three-for-two stock split	11,983,603		1,859,328
Stock options exercised	408,601		36,227

Balance at March 26, 2011	36,038,664	32,500	5,577,984
Stock options exercised	816,594		390,007

Balance at March 31, 2012	36,855,258	32,500	5,967,991

In November 2010, the Board of Directors authorized a three-for-two stock split that was paid on December 23, 2010 to shareholders of record as of December 13, 2010. All share amounts have been adjusted for this stock split.

Holders of at least 60% of the Class C preferred stock must approve any action authorized by the holders of Common Stock. In addition, there are certain restrictions on the transferability of shares of Class C preferred stock. In the event of a liquidation, dissolution or winding-up of the Company, the holders of the Class C preferred stock would be entitled to receive $1.50 per share out of the assets of the Company before any amount would be paid to holders of Common Stock. The conversion value of the Class C convertible preferred stock is $.064 per share at March 31, 2012 and March 26, 2011.

NOTE 10 — SHARE BASED COMPENSATION

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

A summary of changes in outstanding stock options is as follows:

	Weighted Average Exercise Price	Options Outstanding
At March 28, 2009	$11.41	3,085,590
Granted	$17.89	255,420
Exercised	$9.25	(970,721)
Canceled	$14.99	(27,841)

At March 27, 2010	$12.96	2,342,448
Granted	$31.51	788,027
Exercised	$9.97	(569,063)
Canceled	$18.22	(35,734)

At March 26, 2011	$19.35	2,525,678
Granted	$32.86	173,075
Exercised	$14.47	(816,594)
Canceled	$21.10	(30,571)

At March 31, 2012	$22.75	1,851,588

The total shares exercisable at March 31, 2012, March 26, 2011 and March 27, 2010 was 1,129,513, 1,595,639 and 1,671,950, respectively. There were 783,465 shares available for grant at March 31, 2012.

The weighted average contractual term of all options outstanding at March 31, 2012 and March 26, 2011 was 3.6 years and 3.9 years, respectively. The aggregate intrinsic value of all options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) outstanding at March 31, 2012 and March 26, 2011 was $34.7 million and $32.9 million, respectively.

The weighted average contractual term of all options exercisable at March 31, 2012 and March 26, 2011 was 3.1 years and 3.0 years, respectively. The aggregate intrinsic value of all options exercisable at March 31, 2012 and March 26, 2011 was $26.3 million and $28.1 million, respectively.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of and changes in nonvested stock options granted is as follows:

	Options	Weighted Average Grant-Date Fair Value (per Option)
Non-vested at March 28, 2009	841,638	$4.21
Granted	255,420	$5.38
Vested	(406,872)	$4.37
Canceled	(19,688)	$4.78

Non-vested at March 27, 2010	670,498	$4.49
Granted	788,027	$8.58
Vested	(497,655)	$4.73
Canceled	(30,831)	$5.57

Non-vested at March 26, 2011	930,039	$7.83
Granted	173,075	$8.41
Vested	(357,697)	$7.54
Canceled	(23,342)	$6.62

Non-vested at March 31, 2012	722,075	$8.16

The following table summarizes information about fixed stock options outstanding at March 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Under Option	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
$ 5.29 - $12.11	456,558	1.95	$10.73	430,703	$10.67
$12.12 - $18.05	475,515	4.44	$16.36	399,618	$16.04
$18.06 - $33.62	483,015	4.15	$28.97	138,817	$28.06
$33.63 - $44.59	436,500	3.89	$35.39	160,375	$35.42

During the fiscal years ended March 31, 2012, March 26, 2011 and March 27, 2010, the fair value of awards vested under the Company’s stock plans was $2.7 million, $2.4 million and $1.8 million, respectively.

The aggregate intrinsic value in the preceding tables is based on the Company’s closing stock price of $41.49, $31.78 and $23.99 as of the last trading day of the periods ended March 31, 2012, March 26, 2011 and March 27, 2010, respectively. The aggregate intrinsic value of options exercised during the fiscal years ended March 31, 2012, March 26, 2011 and March 27, 2010 was $17.6 million, $9.4 million and $10.1 million, respectively. As of March 31, 2012, March 26, 2011 and March 27, 2010, there was $4.9 million, $6.4 million and $1.8 million, respectively, of unrecognized compensation expense related to non-vested fixed stock options that is expected to be recognized over a weighted average period of approximately three years, four years and two years, respectively.

Cash received from option exercises under all stock option plans was $3.1 million, $5.1 million and $6.6 million for the fiscal years ended March 31, 2012, March 26, 2011 and March 27, 2010, respectively. The actual tax benefit realized for the tax deductions from option exercises was $5.3 million, $3.5 million and $3.0 million for the fiscal years ended March 31, 2012, March 26, 2011 and March 27, 2010, respectively.

The Company issues new shares of Common Stock upon the exercise of stock options.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 — EARNINGS PER COMMON SHARE

The following is a reconciliation of basic and diluted earnings per common share for the respective years:

	Year Ended Fiscal March
	2012	2011	2010
Numerator for earnings per common share calculation:
Net Income	$54,612	$45,841	$33,191
Less: Preferred stock dividends	(266)	(213)	(172)

Income available to common stockholders	$54,346	$45,628	$33,019

Denominator for earnings per common share calculation:
Weighted average common shares, basic	30,716	30,200	29,508
Effect of dilutive securities:
Preferred stock	760	760	760
Stock options	761	847	710

Weighted average common shares, diluted	32,237	31,807	30,978

Basic earnings per common share:	$1.77	$1.52	$1.12

Diluted earnings per common share:	$1.69	$1.44	$1.07

The computation of diluted earnings per common share for fiscal years 2012, 2011 and 2010 excludes the effect of assumed exercise of approximately 682,000, 705,000 and 150,000, respectively, of stock options, as the exercise price of these options was greater than the average market value of the Company’s Common Stock for those periods, resulting in an anti-dilutive effect on diluted earnings per share.

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

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum payments required under noncancellable leases (including closed stores) are as follows:

Year Ending Fiscal March	Leases	Less – Sublease Income	Net
	(Dollars in thousands)
2013	$27,112	$(330)	$26,782
2014	22,869	(238)	22,631
2015	18,205	(196)	18,009
2016	12,583	(152)	12,431
2017	8,231	(95)	8,136
Thereafter	10,040	(79)	9,961

Total	$99,040	$(1,090)	$97,950

Rent expense under operating leases, net of sublease income, totaled $28,490,000, $27,994,000 and $25,586,000 in fiscal 2012, 2011 and 2010, respectively, including contingent rentals of $93,000, $110,000 and $117,000 in each respective fiscal year. Sublease income totaled $386,000, $371,000 and $442,000, respectively, in fiscal 2012, 2011 and 2010.

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

On October 1, 2007, the Company entered into a new Employment Agreement with its Chief Executive Officer. The Agreement became effective on October 1, 2007 and has a five-year term. Under the Agreement, Mr. Gross (i) is paid a base salary of $840,000; (ii) is eligible to earn a target annual bonus, pursuant to the terms of the Company’s Management Incentive Compensation Plan, of up to 150% of his base salary upon the achievement of certain predetermined corporate objectives and (iii) participates in the Company’s other incentive and welfare and benefit plans made available to executives. Mr. Gross also received a special bonus of $750,000, paid in five annual installments of $150,000, which began on October 1, 2007 (the “Special Bonus”). If the Agreement terminates before October 1, 2012 either for Cause (as defined therein) or as the result of Mr. Gross’s resignation without Good Reason (as defined therein), then Mr. Gross will be required to repay a portion of the last-received annual installment of the Special Bonus, pro-rata to the date of termination. In consideration for Mr. Gross’s covenant not-to-compete with the Company or to solicit its employees, the Company will pay him an additional $750,000, payable in five equal installments of $150,000, beginning on October 1, 2012 or the earlier termination of the Agreement (the “Non-Compete Payment”). Finally, Mr. Gross is entitled to certain payments upon death, disability, a termination without Cause (as defined therein), a resignation by Mr. Gross for Good Reason (as defined therein) or a termination in the event of a Change in Control of the Company (as defined therein), all as set forth in detail in the Agreement. The Company is in the process of negotiating the extension of Mr. Gross’s contract as Executive Chairman for three years.

On October 2, 2007, and in consideration for Mr. Gross’s execution of the Agreement, the Company’s Compensation Committee awarded to Mr. Gross an option to purchase 562,500 shares of Common Stock at an exercise price equal to the closing price of the Company’s stock on the date of the award of $15.20 per share, pursuant to the Company’s 2007 Stock Incentive Plan. As of October 1, 2010, these options were fully vested. (Both the number of shares and share price reflect the impact of the December 2010 stock split.)

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On December 30, 2010, the Company entered into Employment Agreements with John W. Van Heel, its President; Joseph Tomarchio Jr., its Executive Vice President-Store Operations; and Catherine D’Amico, its Executive Vice President and Chief Financial Officer (collectively, the “Agreements”). All three Agreements became effective on January 1, 2011 and have a four-year term.

Under the Agreements, Messrs. Van Heel and Tomarchio and Ms. D’Amico (i) will be paid an annual base salary; (ii) will be eligible to earn a target bonus, pursuant to the terms of the Company’s bonus plan, up to, in the case of Mr. Van Heel, 100% of his base salary, and, in the case of Mr. Tomarchio and Ms. D’Amico, 87.5% of the executive’s base salary, upon the achievement of certain predetermined corporate objectives and (iii) will participate in the Company’s other incentive and welfare and benefit plans made available to executives. The base salary of each executive will be reviewed annually by the Compensation Committee and may be increased to reflect performance and responsibilities of each such executive.

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

Effective as of those dates, each company’s Board of Directors approved plan amendments whereby the benefits of each of the defined benefit plans would be frozen and the plans would be closed to new participants. Prior to these amendments, coverage under the plans began after employees completed one year of service and attainment of age 21. Benefits under both plans, and now the merged plan, are based primarily on years of service and employees’ pay near retirement. The funding policy for the Company’s merged plan is consistent with the funding requirements of Federal law and regulations. The measurement date used to determine the pension plan measurements disclosed herein is March 31 for both 2012 and 2011.

The (underfunded) overfunded status of the Company’s defined benefit plan is recognized as an other long-term liability/other non-current asset in the Consolidated Balance Sheets as of March 31, 2012 and March 26, 2011, respectively.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The funded status of the plan is set forth below:

	Fiscal March
	2012	2011
	(Dollars in thousands)
Change in Plan Assets:
Fair value of plan assets at beginning of year	$17,274	$15,361
Actual return on plan assets	612	2,444
Employer contribution	0	0
Benefits paid	(542)	(531)

Fair value of plan assets at end of year	17,344	17,274

Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	14,551	13,473
Interest cost	809	814
Actuarial loss	2,682	795
Benefits paid	(542)	(531)

Benefit obligation at end of year	17,500	14,551

Funded status of plan	$(156)	$2,723

The projected and accumulated benefit obligations were equivalent at March 26, 2011 and March 31, 2012.

Amounts recognized in accumulated other comprehensive loss consist of:

	Year Ended Fiscal March
	2012	2011
	(Dollars in thousands)
Unamortized transition obligation	$0	$0
Unamortized prior service cost	0	0
Unamortized net loss	5,733	2,545

Total	$5,733	$2,545

Changes in plan assets and benefit obligations recognized in other comprehensive income consist of:

	Year Ended Fiscal March
	2012	2011
	(Dollars in thousands)
Net transition obligation	$0	$0
Prior service cost	0	0
Net actuarial (loss) gain	(3,188)	756

Total	$(3,188)	$756

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pension (income) expense included the following components:

	Year Ended Fiscal March
	2012	2011	2010
	(Dollars in thousands)
Interest cost on projected benefit obligation	$809	$814	$769
Expected return on plan assets	(1,189)	(1,094)	(824)
Amortization of unrecognized actuarial loss	71	201	384

Net pension (income) expense	$(309)	$(79)	$329

The weighted-average assumptions used to determine benefit obligations are as follows:

	Year Ended Fiscal March
	2012	2011
Discount rate	4.49%	5.75%

The weighted-average assumptions used to determine net periodic pension costs are as follows:

	Year Ended Fiscal March
	2012	2011	2010
Discount rate	5.75%	6.14%	7.36%
Expected long-term return on assets	7.00%	7.25%	7.25%

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

The Company’s asset allocations, by asset category, are as follows at the end of each year:

	March 31, 2012	March 26, 2011
Cash and cash equivalents	3.2%	2.5%
Fixed income	36.7%	32.2%
Equity securities	60.1%	65.3%

Total	100.0%	100.0%

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following table provides fair value measurement information for the Company’s major categories of defined benefit plan assets at March 31, 2012 and March 26, 2011, respectively:

	Fair Value Measurements at March 31, 2012 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Equity securities:
U.S. companies	$7,450	$7,450
International companies	2,972	2,972
Fixed income:
U.S. corporate bonds	6,058		$6,058
International bonds	309		309
Cash equivalents	555		555

Total	$17,344	$10,422	$6,922

	Fair Value Measurements at March 26, 2011 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Equity securities:
U.S. companies	$8,235	$8,235
International companies	3,053	3,053
Fixed income:
U.S. treasuries/agencies	947		$947
U.S. corporate bonds	4,294		4,294
International bonds	315		315
Cash equivalents	430		430

Total	$17,274	$11,288	$5,986

There are no required or expected contributions in fiscal 2013 to the plan.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following pension benefit payments are expected to be paid:

Year Ended Fiscal March
(Dollars in thousands)
2013	$589
2014	584
2015	604
2016	644
2017	685
2018 - 2022	4,202

The Company has a 401(k)/Profit Sharing Plan that covers full-time employees who meet the age and service requirements of the plan. The 401(k) salary deferral option was added to the plan during fiscal 2000. The first employee deferral occurred in March 2000. The Company makes matching contributions consistent with the provisions of the plan. Charges to expense for the Company’s matching contributions for fiscal 2012, 2011 and 2010 amounted to approximately $631,000, $517,000 and $597,000, respectively. The Company may also make annual profit sharing contributions to the plan at the discretion of the Company’s Compensation Committee.

The Company has a deferred compensation plan (the “Deferred Compensation Plan”) to provide an opportunity for additional tax-deferred savings to a select group of management or highly compensated employees. The Deferred Compensation Plan permits participants to defer all or any portion of the compensation that would otherwise be payable to them for the calendar year. In addition, the Company will credit to the participants’ accounts such amounts as would have been contributed to the Company’s 401(k)/Profit Sharing Plan but for the limitations that are imposed under the Internal Revenue Code based upon the participants’ status as highly compensated employees. The Company may also make such additional discretionary allocations as are determined by the Compensation Committee. The Plan is an unfunded arrangement and the participants or their beneficiaries have an unsecured claim against the general assets of the Company to the extent of their Plan benefits. The Company maintains accounts to reflect the amounts owed to each participant. At least annually, the accounts are credited with earnings or losses calculated on the basis of an interest rate or other formula as determined by the Company’s Compensation Committee. The total liability recorded in the Company’s financial statements at March 31, 2012 and March 26, 2011 related to the Deferred Compensation Plan was $1,085,000 and $974,000, respectively.

The Company’s management bonus plan provides for the payment of annual cash bonus awards to participating employees, as selected by the Board of Directors, based primarily on the Company’s attaining pre-tax income targets established by the Board of Directors.

Charges to expense applicable to the management bonus plan totaled $1,730,000, $3,338,000 and $2,660,000 for the fiscal years ended March 2012, 2011 and 2010, respectively.

NOTE 14 — RELATED PARTY TRANSACTIONS

The Company is currently a party to leases for certain facilities where the lessor is an officer of the Company, or family members of such officer. Six leases were assumed in March 2004 in connection with the Mr. Tire Acquisition. These payments under such operating and capital leases amounted to $669,000, $653,000 and $624,000 for the fiscal years ended March 2012, 2011 and 2010, respectively. These payments are comparable to rents paid to unrelated parties. No amounts were payable at March 31, 2012 or March 26, 2011. No related party leases, other than the six assumed as part of the Mr. Tire Acquisition in March 2004, have been entered into, and no new leases are contemplated.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has a management agreement with an investment banking firm associated with a principal shareholder/director of the Company to provide financial advice. The agreement provides for an annual fee of $300,000, plus reimbursement of out-of-pocket expenses. During each of the fiscal years 2012, 2011 and 2010, the Company incurred fees of $300,000, under this agreement. No amounts were payable at March 31, 2012 or March 26, 2011. In addition, this investment banking firm, from time to time, provides additional investment banking services to the Company for customary fees. Approximately half of all payments made to the investment banking firm under the management agreement are paid to another principal shareholder/director of the Company.

NOTE 15 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following transactions represent non-cash investing and financing activities during the periods indicated:

Year ended March 31, 2012

In connection with the fiscal year 2012 acquisitions (see Note 2), liabilities were assumed as follows:

Fair value of assets acquired	$13,155,000
Goodwill	33,800,000
Cash paid, net of cash acquired	(39,243,000)

Liabilities assumed	$7,712,000

In connection with the recording of capital leases, the Company increased both property, plant and equipment and long-term debt by $1,400,000.

In connection with the recording of the pension liability adjustment, the Company decreased other non-current assets, other comprehensive income and long-term deferred tax liabilities by $3,033,000, $1,977,000 and $1,212,000, respectively and increased other long-term liabilities by $156,000.

In connection with the accounting for income tax benefits related to the exercise of stock options, the Company decreased current liabilities and increased paid-in capital by $5,314,000.

In connection with the exercise of stock options and the satisfaction of tax withholding obligations by the Company’s Chief Executive Officer (see Note 1) and one member of the Company’s Board of Directors, the Company increased current liabilities, Common Stock, paid-in capital and treasury stock by $5,485,000, $6,000, $8,685,000 and $14,176,000, respectively.

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

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the accounting for income tax benefits related to the exercise of stock options, the Company decreased current liabilities and increased paid-in capital and long-term deferred tax liabilities by $3,538,000, $3,531,000 and $7,000, respectively.

In connection with the exercise of stock options and the satisfaction of tax withholding obligations by the Company’s Chief Executive Officer (see Note 1) and one member of the Company’s Board of Directors, the Company increased current liabilities, Common Stock, paid-in capital and treasury stock by $1,120,000, $1,000, $606,000 and $1,727,000, respectively.

Year ended March 27, 2010

In connection with the fiscal year 2010 acquisitions, liabilities were assumed as follows:

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

In connection with the recording of the pension liability adjustment, the Company increased other non-current assets by $1,311,000 and decreased other comprehensive income and long-term deferred tax liabilities by $813,000 and $498,000, respectively.

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

In connection with the declaration of cash dividends, the Company increased other current liabilities and decreased retained earnings by $1,434,000.

	Year Ended Fiscal March
	2012	2011	2010
	(Dollars in thousands)
Cash paid during the year:
Interest, net	$4,924	$5,006	$5,880
Income taxes, net	$25,813	$24,464	$9,584

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16 — LITIGATION

The Company is currently a party to various claims and legal proceedings incidental to the conduct of its business. If management believes that a loss arising from any of these matters is probable and can reasonably be estimated, the Company will record the amount of the loss, or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more probable than another. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur and may include monetary damages. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the financial position and results of operations of the period in which any such ruling occurs, or in future periods. However, based on currently available information, management believes that the ultimate outcome of any of these matters, individually and in the aggregate, will not have a material adverse effect on its financial position or overall trends in results of operations.

NOTE 17 — SUBSEQUENT EVENTS

In May 2012, the Company’s Board of Directors declared a regular quarterly cash dividend of $.10 per common share or common share equivalent to be paid to shareholders of record as of June 4, 2012. The dividend will be paid on June 14, 2012.

See Note 2 for a discussion of acquisitions subsequent to March 31, 2012.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth consolidated statement of income data by quarter for the fiscal years ended March 2012 and 2011. Earnings per share and weighted average share information has been adjusted for the Company’s three-for-two stock split. Individual line items summed by quarters may not agree to the annual amounts reported due to rounding.

	Fiscal Quarter Ended
	June 2011	Sept. 2011	Dec. 2011	March 2012
	(Amounts in thousands, except per share data)
Sales	$164,817	$173,256	$176,733	$171,745
Cost of sales	94,006	101,942	108,954	105,252

Gross profit	70,811	71,314	67,779	66,493
Operating, selling, general and administrative expenses	44,669	46,123	45,146	49,043

Operating income	26,142	25,191	22,633	17,450
Interest expense, net	1,124	1,332	1,208	1,557
Other income, net	(100)	(123)	(34)	(234)

Income before provision for income taxes	25,118	23,982	21,459	16,127
Provision for income taxes	9,676	8,865	7,907	5,626

Net income	$15,442	$15,117	$13,552	$10,501

Basic earnings per share	$0.50	$0.49	$0.44	$0.34

Diluted earnings per share(a)	$0.48	$0.47	$0.42	$0.32

Weighted average number of common shares used in computing earnings per share
Basic	30,497	30,656	30,823	30,877
Diluted	31,986	32,273	32,096	32,196

	Fiscal Quarter Ended
	June 2010	Sept. 2010	Dec. 2010	March 2011
	(Amounts in thousands, except per share data)
Sales	$158,240	$162,102	$165,528	$150,808
Cost of sales	92,241	95,736	100,812	90,378

Gross profit	65,999	66,366	64,716	60,430
Operating, selling, general and administrative expenses	43,375	43,665	46,050	46,036

Operating income	22,624	22,701	18,666	14,394
Interest expense, net	1,471	1,208	1,183	1,233
Other income, net	(67)	(73)	(427)	(80)

Income before provision for income taxes	21,220	21,566	17,910	13,241
Provision for income taxes	8,009	8,242	6,852	4,993

Net income	$13,211	$13,324	$11,058	$8,248

Basic earnings per share	$0.44	$0.44	$0.37	$0.27

Diluted earnings per share(a)	$0.42	$0.42	$0.35	$0.26

Weighted average number of common shares used in computing earnings per share
Basic	29,993	30,124	30,275	30,409
Diluted	31,554	31,716	31,915	31,970

(a)	Earnings per share for each period was computed by dividing net income by the weighted average number of shares of Common Stock and Common Stock Equivalents outstanding during the respective quarters.

Significant fourth quarter adjustments

There were no material, extraordinary, unusual or infrequently occurring items recognized in the fourth quarter of fiscal 2012 or fiscal 2011.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2012, the end of our fiscal year. Management has reviewed the results of its assessment with the Audit Committee of the Board of Directors. The effectiveness of the Company’s internal control over financial reporting as of March 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Company and Corporate Governance

Information concerning the directors and executive officers of the Company is incorporated herein by reference to the section captioned “Election of Directors” and “Executive Officers”, respectively, in the Proxy Statement.

Information concerning required Section 16(a) disclosure is incorporated herein by reference to the section captioned Section 16(a) Beneficial Ownership Reporting Compliance in the Proxy Statement.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the Company’s shares authorized for issuance under its equity compensation plans at March 31, 2012 and security ownership of certain beneficial owners and management is incorporated herein by reference to the sections captioned “Security Ownership of Principal Shareholders, Directors and Executive Officers” and “Equity Compensation Plan Information” in the Proxy Statement.

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

Date: May 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ CATHERINE D’AMICO Catherine D’Amico	Executive Vice President-Finance Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	May 30, 2012

/s/ RICHARD A. BERENSON Richard A. Berenson	Director	May 30, 2012

/s/ FREDERICK M. DANZIGER Frederick M. Danziger	Director	May 30, 2012

/s/ DONALD GLICKMAN Donald Glickman	Director	May 30, 2012

/s/ PETER J. SOLOMON Peter J. Solomon	Director	May 30, 2012

/s/ JAMES R. WILEN James R. Wilen	Director	May 30, 2012

/s/ ROBERT E. MELLOR Robert E. Mellor	Director	May 30, 2012

/s/ ELIZABETH A. WOLSZON Elizabeth A. Wolszon	Director	May 30, 2012

INDEX TO EXHIBITS

The following is a list of all exhibits filed herewith or incorporated by reference herein:

Exhibit No.	Document

3.01*	Restated Certificate of Incorporation of the Company, dated July 23, 1991, with Certificate of Amendment, dated November 1, 1991. (SEC File No:0-19357, 1992 Form 10-K, Exhibit No. 3.01)

3.01a*	Certificate of Change of the Certificate of Incorporation of the Company, dated January 26, 1996. (August 2004 Form S-3, Exhibit 4.1(b))

3.01b*	Certificate of Amendment to Restated Certificate of Incorporation, dated April 15, 2004. (August 2004 Form S-3, Exhibit No. 4.1(c))

3.01c*	Certificate of Amendment to Restated Certificate of Incorporation, dated October 10, 2007. (2008 Form 10-K, Exhibit 3.01c)

3.02*	Restated By-Laws of the Company, dated July 23, 1991. (Amendment No. 1, Exhibit No. 3.04)

10.01*	2007 Stock Incentive Plan, effective as of June 29, 2007. (May 2008 Form S-8, Exhibit No. 4)**

10.01a*	Amendment No. 1 to the 2007 Stock Incentive Plan, dated August 9, 2007. (May 2008 Form S-8, Exhibit No. 4.1)**

10.01b*	Amendment No. 2 to the 2007 Stock Incentive Plan, dated September 27, 2007. (May 2008 Form S-8, Exhibit No. 4.2)**

10.01c*	Amendment No. 3 to the 2007 Stock Incentive Plan, dated August 10, 2010. (August 2010 Form 8-K, Exhibit No. 10.1)**

10.01d	Amendment No. 4 to the 2007 Stock Incentive Plan, dated, May 16, 2012.**

10.02*	1994 Non-Employee Directors’ Stock Option Plan. (March 2001 Form S-8, Exhibit No. 4.1)**

10.02a*	Amendment, dated as of May 12, 1997, to the 1994 Non-Employee Directors’ Stock Option Plan. (March 2001 Form S-8, Exhibit No. 4.2)**

10.02b*	Amendment, dated as of May 18, 1999, to the 1994 Non-Employee Directors’ Stock Option Plan. (March 2001 Form S-8, Exhibit No. 4.3)**

10.02c*	Amendment, dated as of August 2, 1999, to the 1994 Non-Employee Directors’ Stock Option Plan. (2002 Form 10-K, Exhibit No. 10.02c)**

10.02d*	Amendment, dated as of June 12, 2002, to the 1994 Non-Employee Directors’ Stock Option Plan. (2002 Form 10-K, Exhibit No. 10.02d)**

10.03*	Monro Muffler Brake, Inc. Deferred Compensation Plan, dated January 1, 2005 and last amended and restated as of January 1, 2011. (2011 Form 10-K, Exhibit No. 10.03)**

10.04*	GUST Amendment and Restatement of the Monro Muffler Brake, Inc. Retirement Plan, dated April 1, 2002. (2007 Form 10-K, Exhibit No. 10.04)**

10.04a*	Amendment No. 1 to GUST Restatement, dated as of July 31, 2002. (2007 Form 10-K, Exhibit No. 10.04a)**

10.04b*	Amendment No. 2 to GUST Restatement, dated July 31, 2002. (2007 Form 10-K, Exhibit No. 10.04b)**

Exhibit No.	Document

10.04c*	Amendment No. 3 to GUST Restatement, dated March 29, 2005. (2007 Form 10-K, Exhibit No. 10.04c)**

10.04d*	Amendment No. 4 to GUST Restatement, dated December 21, 2006. (2007 Form 10-K, Exhibit No. 10.04d)**

10.05*	Profit Sharing Plan, amended and restated as of April 1, 1993. (SEC File No.: 0-19357, 1995 Form 10-K, Exhibit No. 10.05)**

10.05a*	Amendment, dated as of March 1, 2000, to the Profit Sharing Plan. (June 2001 Form S-8, Exhibit No. 4)**

10.06*	Employment Agreement, dated October 1, 2007, between the Company and Robert G. Gross. (October 2007 Form 8-K, Exhibit No. 99.1)**

10.07*	Employment Agreement, dated December 30, 2010 and effective January 1, 2011, between the Company and Joseph Tomarchio, Jr. (January 2011 Form 8-K, Exhibit No. 99.2)**

10.08*	1998 Employee Stock Option Plan, effective November 18, 1998. (December 1998 Form 10-Q, Exhibit No. 10.3 and March 2001 Form S-8, Exhibit No. 4)**

10.08a*	Amendment, dated May 20, 2003, to the 1998 Employee Stock Option Plan. (2004 Form 10-K, Exhibit No. 10.08a)**

10.08b*	Amendment, dated June 8, 2005, to the 1998 Employee Stock Option Plan. (April 2006 Form S-8 for the 1998 Plan, Exhibit No. 4.2)**

10.08c*	Amendment, dated September 26, 2007, to the 1998 Employee Stock Option Plan. (2008 Form 10-K, Exhibit 10.08c)**

10.09*	Kimmel Automotive, Inc. Pension Plan, as amended and restated effective January 1, 1989, adopted December 29, 1994. (2003 Form 10-K, Exhibit No. 10.09)**

10.09a*	First amendment, dated January 1, 1989, to the Kimmel Automotive, Inc. Pension Plan. (2003 Form 10-K, Exhibit No. 10.09a)**

10.09b*	Second amendment, dated January 1, 1989, to the Kimmel Automotive, Inc. Pension Plan. (2003 Form 10-K, Exhibit No. 10.09b)**

10.09c*	Third amendment, dated May 2001, to the Kimmel Automotive, Inc. Pension Plan. (2003 Form 10-K, Exhibit No. 10.09c)**

10.09d	Fourth Amendment, dated as of December 31, 2011, to the Kimmel Automotive, Inc. Pension Plan.**

10.10*	2003 Non-Employee Directors’ Stock Option Plan, effective August 5, 2003. (2004 Form 10-K, Exhibit No. 10.10)**

10.10a*	Amendment, dated June 8, 2005, to the 2003 Non-Employee Directors’ Stock Option Plan. (April 2006 Form S-8 for the 2003 Plan, Exhibit No. 4.1)**

10.11*	Amended and Restated Credit Agreement, dated as of June 13, 2011, by and among the Company, RBS Citizens, N.A., as Administrative Agent, and certain lenders party thereto. (June 2011 Form 8-K, Exhibit 10.11)

Exhibit No.	Document

10.12*	Security Agreement, dated as of July 13, 2005, by and among the Company, Monro Service Corporation, Monro Leasing, LLC and Charter One Bank, N.A., as Administrative Agent for the lenders party to the Credit Agreement. (June 2005 Form 10-Q, Exhibit No. 10.2)

10.13*	Guaranty, dated as of July 13, 2005, of Monro Service Corporation. (June 2005 Form 10-Q, Exhibit No. 10.3)

10.15*	Negative Pledge Agreement, dated as of July 13, 2005, by and among the Company, Monro Service Corporation, Monro Leasing, LLC and Charter One Bank, N.A., as Administrative Agent for the lenders party to the Credit Agreement. (June 2005 Form 10-Q, Exhibit No. 10.5)

10.16	Reaffirmation of Loan Papers, dated as of June 13, 2011, by Company (reaffirming, among other things, Company’s agreement, obligation and continuing liability under the Security Agreement and Negative Pledge Agreement, all dated as of July 13, 2005).

10.17	Reaffirmation of Loan Papers, dated as of June 13, 2011, by Monro Service Corporation (reaffirming, among other things, Monro Service Corporation’s agreement, obligation and continuing liability under the Security Agreement, Guaranty and Negative Pledge Agreement, all dated as of July 13, 2005).

10.18*	Resale Restriction Agreement by and between the Company and each of its executive officers and certain senior-level managers, effective as of March 24, 2006. (March 2006 Form 8-K/A, Exhibit No. 10.1)

10.60	Lease Agreement, dated as of February 1, 2012, between Monro Service Corporation and the County of Monroe Industrial Development Agency.

10.61	Leaseback Agreement, dated February 1, 2012 between the County of Monroe Industrial Development Agency and Monro Service Corporation.

10.62*	Mortgage Agreement, dated September 28, 1994, between the Company and the City of Rochester, New York. (1995 Form 10-K, Exhibit No. 10.60)

10.63*	Lease Agreement, dated October 11, 1994, between the Company and the City of Rochester, New York. (1995 Form 10-K, Exhibit No. 10.61)

10.66*	Amendment to Lease Agreement, dated September 19, 1995, between the Company and the County of Monroe Industrial Development Agency. (September 1995 Form 10-Q, Exhibit No. 10.00)

10.67*	Employment Agreement, dated December 30, 2010 and effective as of January 1, 2011, between the Company and John W. Van Heel. (January 2011 Form 8-K, Exhibit No. 99.1)**

10.68*	Employment Agreement, dated December 30, 2010 and effective as of January 1, 2011, between the Company and Catherine D’Amico. (January 2011 Form 8-K, Exhibit No. 99.3)**

10.69*	Supply Agreement, dated as of December 1, 2010, by and between Ashland Consumer Markets (f/k/a The Valvoline Company, a division of Ashland, Inc.) and Monro Service Corporation (December 2010 Form 10-Q, Exhibit No. 10.72*)

Exhibit No.	Document

10.70*	Agreement of Purchase and Sale, by and among the Company, as Buyer, and BSA II LLC, CJA I LLC, Lane Dworkin Properties, LLC, AA&L II LLC, Seven Cousins of Rochester, LLC, Forus Properties LLC, Stoneridge 7 Partnership, 35 Howard Road Joint Venture, August, August, Lane of Rochester, LLC, The Charles J. and Burton S. August Family Foundation, Barbara S. Lane and Wendy Dworkin as Trustees under the Will of Sheldon A. Lane f/b/o Barbara A. Lane, Charles J. August and Burton S. August, as Sellers, dated as of March 14, 2008, with respect to Store Nos. 3, 7, 9, 10, 12, 14, 15, 17, 23, 25, 28, 29, 30, 31, 33, 34, 35, 36, 43, 44, 48, 49, 51, 52, 53, 54, 55, 57, 58 and 60. (2009 Form 10-K, Exhibit No. 10.70)

10.70a*	Amendment to Purchase and Sale, by and among the Company, as Buyer, and BSA II LLC, CJA I LLC, Lane Dworkin Properties, LLC, AA&L II LLC, Seven Cousins of Rochester, LLC, Forus Properties LLC, Stoneridge 7 Partnership, 35 Howard Road Joint Venture, August, August, Lane of Rochester, LLC, The Charles J. and Burton S. August Family Foundation, Barbara S. Lane and Wendy Dworkin as Trustees under the Will of Sheldon A. Lane f/b/o Barbara A. Lane, Charles J. August and Burton S. August, as Sellers, dated as of March 14, 2008, with respect to Store Nos. 3, 7, 9, 10, 12, 14, 15, 17, 23, 25, 28, 29, 30, 31, 33, 34, 35, 36, 43, 44, 48, 49, 51, 52, 53, 54, 55, 57, 58 and 60. (2010 Form 10-K, Exhibit No. 10.70a)

10.71*	Supply Agreement, dated April 11, 2007 and effective as of February 1, 2007, by and between Monro Service Corporation and AP Exhaust Products, Inc. (2007 Form 10-K, Exhibit No. 10.71)

10.71a*	Amendment to Supply Agreement, dated as of February 20, 2009. (2009 Form 10-K, Exhibit No. 10.71a)

10.77*	Management Incentive Compensation Plan, effective as of June 1, 2002. (2002 Form 10-K, Exhibit No. 10.77)**

10.79*	Agreement, dated January 1, 1998, between F&J Properties, Inc. and Mr. Tire, Inc., as predecessor-in-interest to the Company, effective January 1, 1998, with respect to Store No. 750. (2004 Form 10-K, Exhibit No. 10.79)

10.79a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 750. (2004 Form 10-K, Exhibit No. 10.79a)

10.79b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by F&J Properties, Inc., with respect to Store No. 750. (2004 Form 10-K, Exhibit No. 10.79b)

10.79c*	Renewal letter, dated April 16, 2007, from the Company to F&J Properties, Inc. with respect to Store No. 750. (2007 Form 10-K, Exhibit No. 10.79c)

10.80*	Agreement, dated January 1, 1997, between The Three Marquees and Mr. Tire, Inc., as predecessor-in-interest to the Company, with respect to Store No. 753. (2004 Form 10-K, Exhibit No. 10.80)

10.80a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 753. (2004 Form 10-K, Exhibit No. 10.80a)

10.80b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by The Three Marquees, with respect to Store No. 753. (2004 Form 10-K, Exhibit No. 10.80b)

10.80c*	Renewal Letter, dated March 6, 2006, from the Company to The Three Marquees, with respect to Store No. 753. (2006 Form 10-K, Exhibit No. 10.80c)

10.81*	Agreement, dated April 1, 1998, between 425 Manchester Road, LLC and Mr. Tire, Inc., as predecessor-in-interest to the Company, with respect to Store No. 754. (2004 Form 10-K, Exhibit No. 10.81)

Exhibit No.	Document

10.81a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 754. (2004 Form 10-K, Exhibit No. 10.81a)

10.81b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by 425 Manchester Road, LLC, with respect to Store No. 754. (2004 Form 10-K, Exhibit No. 10.81b)

10.81c*	Renewal Letter, dated June 8, 2007, from the Company to 425 Manchester Road LLC, with respect to Store No. 754. (2008 Form 10-K, Exhibit No. 10.81c)

10.82*	Agreement, dated January 1, 1997, between The Three Marquees and Mr. Tire, Inc., as predecessor-in-interest to the Company, with respect to Store No. 756. (2004 Form 10-K, Exhibit No. 10.82)

10.82a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 756. (2004 Form 10-K, Exhibit No. 10.82a)

10.82b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by The Three Marquees, with respect to Store No. 756. (2004 Form 10-K, Exhibit No. 10.82b)

10.82c*	Renewal Letter, dated March 6, 2006, from the Company to The Three Marquees, with respect to Store No. 756. (2006 Form 10-K, Exhibit No. 10.82c)

10.83*	Agreement, dated January 1, 1997, between The Three Marquees and Mr. Tire, Inc., as predecessor-in-interest to the Company, with respect to Store No. 758. (2004 Form 10-K, Exhibit No. 10.83)

10.83a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 758. (2004 Form 10-K, Exhibit No. 10.83a)

10.83b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by The Three Marquees, with respect to Store No. 758. (2004 Form 10-K, Exhibit No. 10.83b)

10.83c*	Renewal Letter, dated March 6, 2006, from the Company to The Three Marquees, with respect to Store No. 758. (2006 Form 10-K, Exhibit No. 10.83c)

10.84*	Agreement, dated September 2, 1999, between LPR Associates and Mr. Tire, Inc., as predecessor-in-interest to the Company, with respect to Store No. 765. (2004 Form 10-K, Exhibit No. 10.84)

10.84a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 765. (2004 Form 10-K, Exhibit No. 10.84a)

10.84b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by LPR Associates, with respect to Store No. 765. (2004 Form 10-K, Exhibit No. 10.84b)

10.84c*	Renewal Letter, dated October 29, 2008, from the Company to LPR Associates with respect to Store No. 765. (2009 Form 10-K, Exhibit No. 10.84c)

21.01	Subsidiaries of the Company.

23.01	Consent of PricewaterhouseCoopers LLP.

24.01	Powers of Attorney.

31.1	Certification of Robert G. Gross, Chief Executive Officer.

31.2	Certification of Catherine D’Amico, Executive Vice President – Finance and Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS***—XBRL Instance Document

101.LAB***—XBRL Taxonomy Extension Label Linkbase

101.PRE***—XBRL Taxonomy Extension Presentation Linkbase

101.SCH***—XBRL Taxonomy Extension Schema Linkbase

101.DEF***—XBRL Taxonomy Extension Definition Linkbase

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) hereof.
***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement of prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or deemed filed for purpose of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

•

An asterisk “*” following an exhibit number indicates that the exhibit is incorporated herein by reference to an exhibit to one of the following documents: (1) the Company’s Registration Statement on Form S-1 (Registration No. 33-41290), filed with the Securities and Exchange Commission on June 19, 1991 (“Form S-1”); (2) Amendment No. 1 thereto, filed July 22, 1991 (“Amendment No. 1”); (3) the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1992 (“1992 Form 10-K”); (4) the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995 (“1995 Form 10-K”); (5) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995 (“September 1995 Form 10-Q”); (6) the Company’s Registration Statements on Forms S-8, filed with the Securities and Exchange Commission on March 22, 2001 (each a “March 2001 Form S-8”); (7) the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on June 26, 2001 (“June 2001 Form S-8”); (8) the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2002 (“2002 Form 10-K”); (9) the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2003 (“2003 Form 10-K”); (10) the Company’s Annual Report on Form 10-K for the fiscal year ended March 27, 2004 (“2004 Form 10-K”); (11) the Company’s Registration Statement on Form S-3 (Registration No. 333-118176), filed with the Securities and Exchange Commission on August 12, 2004 (“August 2004 Form S-3”); (12) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2005 (“June 2005 Form 10-Q”); (13) the Company’s Current Report on Form 8-K, filed March 31, 2006 (“March 2006 Form 8-K/A”); (14) the Company’s Registration Statement on Form S-8 (Registration No. 333-133044) filed with the Securities and Exchange Commission on April 6, 2006. (“April 2006 Form S-8 for 2003 Plan”); (15) the Company’s Registration Statement on Form S-8 (Registration No. 333-133045) filed with the Securities and Exchange Commission on April 6, 2006. (“April 2006 Form S-8 for 1998 Plan”); (16) the Company’s Annual Report on Form 10-K for the fiscal year ended March 25, 2006 (“2006 Form 10-K”); (17) the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 (“2007 Form 10-K”); (18) the Company’s Current Report on Form 8-K, filed October 4, 2007 (“October 2007 Form 8-K”); (19) the Company’s Annual Report on Form 10-K for fiscal year ended March 29, 2008 (“2008 Form 10-K”); (20) the Company’s Registration Statement on Form S-8 (Registration No. 333-151196) filed with the Securities and Exchange Commission on May 27, 2008 (“May 2008 Form S-8”); (21) the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2009 (“2009 Form 10-K”); (22) the Company’s Annual Report on Form 10-K for the fiscal year ended March 27, 2010 (“2010 Form 10-K”); (23) the Company’s Current Report on Form 8-K, filed on August 12, 2010 (“August 2010 Form 8- K”);

(24) the Company’s Current Report on Form 8-K, filed on January 4, 2011 (“January 2011 Form 8-K”); (25) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 25, 2010 (“December 2010 Form 10-Q”) (26) the Company’s Annual Report on Form 10-K, filed on May 25, 2011 (“2011 Form 10-K”) and (27) the Company’s Current Report on Form 8-K, filed on June 16, 2011 (“June 2011 Form 8-K”). The appropriate document and exhibit number are indicated in parentheses.