Form 10-Q
period 2012-06-30
MONRO MUFFLER BRAKE INC
filed 2012-08-09
CIK 876427

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012.

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

As of July 27, 2012, 31,001,133 shares of the registrant’s common stock, par value $ .01 per share, were outstanding.

MONRO MUFFLER BRAKE, INC.

MONRO MUFFLER BRAKE, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	March 31,
	2012	2012
	(Dollars in thousands)
Assets
Current assets:
Cash and equivalents	$1,076	$3,257
Trade receivables	2,514	1,828
Federal and state income taxes receivable	—	605
Inventories	105,362	97,356
Deferred income tax asset	11,003	10,687
Other current assets	23,252	20,567

Total current assets	143,207	134,300

Property, plant and equipment	432,013	424,425
Less - Accumulated depreciation and amortization	(214,807)	(211,431)

Net property, plant and equipment	217,206	212,994
Goodwill	172,256	132,656
Intangible assets	17,229	15,172
Other non-current assets	13,018	14,970

Total assets	$562,916	$510,092

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$3,470	$3,908
Trade payables	49,582	45,349
Federal and state income taxes payable	5,339	—
Accrued payroll, payroll taxes and other payroll benefits	13,092	17,919
Accrued insurance	24,616	23,645
Warranty reserves	7,053	7,035
Other current liabilities	11,888	11,938

Total current liabilities	115,040	109,794

Obligations under capital leases	45,641	45,504
Other long-term debt	42,567	5,660
Accrued rent expense	6,082	6,133
Other long-term liabilities	5,217	5,143
Deferred income tax liability	6,243	6,424
Long-term income taxes payable	4,071	3,935

Total liabilities	224,861	182,593

Commitments
Shareholders’ equity:
Class C Convertible Preferred Stock, $1.50 par value, $.064 conversion value, 150,000 shares authorized; 32,500 shares issued and outstanding	49	49
Common Stock, $.01 par value, 45,000,000 shares authorized; 36,958,211 and 36,855,258 shares issued at June 30, 2012 and March 31, 2012, respectively	369	368
Treasury Stock, 5,972,925 and 5,967,991 shares at June 30, 2012 and March 31, 2012, respectively, at cost	(86,660)	(86,493)
Additional paid-in capital	121,946	119,690
Accumulated other comprehensive loss	(3,555)	(3,555)
Retained earnings	305,906	297,440

Total shareholders’ equity	338,055	327,499

Total liabilities and shareholders’ equity	$562,916	$510,092

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Quarter Ended Fiscal June
	2012	2011
	(Dollars in thousands,
	except per share data)
Sales	$169,175	$164,817
Cost of sales, including distribution and occupancy costs	101,063	94,006

Gross profit	68,112	70,811
Operating, selling, general and administrative expenses	48,423	44,669

Operating income	19,689	26,142
Interest expense, net	1,299	1,124
Other income, net	(53)	(100)

Income before provision for income taxes	18,443	25,118
Provision for income taxes	6,806	9,676

Net income	11,637	15,442

Earnings per share:
Basic	$.37	$.50
Diluted	$.36	$.48

Other comprehensive income:
Other comprehensive income	—	—

Comprehensive income	$11,637	$15,442

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(Dollars in thousands)

					Accumulated
				Additional	Other
	Preferred	Common	Treasury	Paid-in	Comprehensive	Retained
	Stock	Stock	Stock	Capital	Loss (2)	Earnings	Total
Balance at March 31, 2012	$49	$368	$(86,493)	$119,690	$(3,555)	$297,440	$327,499

Net income						11,637	11,637

Cash dividends(1): Preferred						(76)	(76)
Common						(3,095)	(3,095)

Tax benefit from exercise of stock options				459			459

Exercise of stock options		1	(167)	1,188			1,022

Stock option compensation				609			609

Balance at June 30, 2012	$49	$369	$(86,660)	$121,946	$(3,555)	$305,906	$338,055

(1)	First quarter fiscal year 2013 dividend payment of $.10 per common share equivalent paid on June 14, 2012.
(2)	The balance relates to the pension liability.

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Quarter Ended
	Fiscal June
	2012	2011
	(Dollars in thousands)
	Increase (Decrease) in Cash
Cash flows from operating activities:
Net income	$11,637	$15,442

Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	6,243	5,640
Loss (gain) on disposal of assets	59	(48)
Stock-based compensation expense	609	618
Excess tax benefits from share-based payment arrangements	(226)	(26)
Net change in deferred income taxes	(74)	439
Change in operating assets and liabilities:
Trade receivables	(177)	(338)
Inventories	(4,256)	(1,161)
Other current assets	(2,386)	(1,074)
Other non-current assets	2,115	(464)
Trade payables	4,233	2,483
Accrued expenses	(5,137)	(323)
Federal and state income taxes payable	6,403	7,442
Other long-term liabilities	(400)	(47)
Long-term income taxes payable	136	351

Total adjustments	7,142	13,492

Net cash provided by operating activities	18,779	28,934

Cash flows from investing activities:
Capital expenditures	(6,985)	(3,721)
Acquisitions, net of cash acquired	(50,919)	(32,701)
Proceeds from the disposal of assets	2,943	54

Net cash used for investing activities	(54,961)	(36,368)

Cash flows from financing activities:
Proceeds from borrowings	97,777	51,549
Principal payments on long-term debt and capital lease obligations	(61,853)	(40,392)
Exercise of stock options	1,022	887
Excess tax benefits from share-based payment arrangements	226	26
Dividends to shareholders	(3,171)	(2,504)

Net cash provided by financing activities	34,001	9,566

(Decrease) increase in cash	(2,181)	2,132
Cash at beginning of period	3,257	2,670

Cash at end of period	$1,076	$4,802

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Condensed Consolidated Financial Statements

The consolidated balance sheets as of June 30, 2012 and March 31, 2012, the consolidated statements of income and comprehensive income and cash flows for the quarters ended June 30, 2012 and June 25, 2011, and the consolidated statement of changes in shareholders’ equity for the quarter ended June 30, 2012, include Monro Muffler Brake, Inc. and its wholly-owned subsidiary, Monro Service Corporation (collectively, the “Company”). These unaudited condensed consolidated financial statements have been prepared by the Company. In the opinion of management, all known adjustments (consisting of normal recurring accruals or adjustments) have been made to fairly state the financial position, results of operations and cash flows for the unaudited periods presented.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012. The results of operations for the interim periods being reported on herein are not necessarily indicative of the operating results for the full year.

The Company reports its results on a 52/53 week fiscal year with the fiscal year ending on the last Saturday in March of each year. The following are the dates represented by each fiscal period reported in these condensed financial statements:

“Quarter Ended Fiscal June 2012”:                         April 1, 2012 – June 30, 2012 (13 weeks)

“Quarter Ended Fiscal June 2011”:                         March 27, 2011 – June 25, 2011 (13 weeks)

Fiscal year 2013, ending March 30, 2013, is a 52 week year.

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current year’s presentation.

Note 2 – Acquisitions

The Company’s acquisitions are strategic moves in its plan to fill in and expand its presence in its existing and contiguous markets, and leverage fixed operating costs such as distribution and advertising.

Subsequent Events

The Company has signed a definitive asset purchase agreement to complete the acquisition of 17 retail tire and automotive repair stores located in Wisconsin and South Carolina from Tuffy Associates Corp. (“Tuffy”) on August 12, 2012. These stores produced approximately $9 million in net sales for their previous full fiscal year based on unaudited pre-acquisition historical information. These retail tire and automotive repair stores will operate primarily under the Monro and Tread Quarters names. The acquisition will be financed through the Company’s existing bank facility.

Fiscal 2013

On June 3, 2012, the Company acquired 18 retail tire and automotive repair stores located in North Carolina from Colony Tire Corporation (“Colony”). These stores produced approximately $25 million in net sales for their previous full fiscal year based on unaudited pre-acquisition historical information. These retail tire and automotive repair stores operate primarily under the Mr. Tire name.

On April 1, 2012, the Company acquired 20 retail tire and automotive repair stores located in Virginia from Kramer Tire Co. (“Kramer”). These stores produced approximately $25 million in net sales for their previous full fiscal year based on audited pre-acquisition historical information. As part of the Kramer acquisition, two heavy truck tire and truck repair stores, two wholesale operations and a retread facility also located in Virginia were acquired. These retail tire and automotive repair stores will operate primarily under the Tread Quarters name. The non-retail facilities and the two heavy truck tire and truck repair stores were disposed of during May 2012.

The total purchase price of these completed acquisitions is approximately $51 million and were financed through the Company’s existing bank facility.

The purchase price allocations for the fiscal 2013 acquisitions remain preliminary due to the finalization of the valuation of inventory, intangible assets, real estate and real property leases. The Company believes that any adjustments to the purchase price allocations will not be material. The aggregated acquisitions are not material to require pro-forma information.

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

The following is a reconciliation of basic and diluted EPS for the respective periods:

	Quarter Ended
	Fiscal June
	2012	2011
	(Dollars in thousands,
	except per share data)
Numerator for earnings per common share calculation:
Net Income	$11,637	$15,442
Preferred stock dividends	(76)	(61)

Income available to common stockholders	$11,561	$15,381

Denominator for earnings per common share calculation:
Weighted average common shares, basic	30,922	30,497
Effect of dilutive securities:
Preferred stock	760	760
Stock options	482	729

Weighted average number of common shares, diluted	32,164	31,986

Basic Earnings per common share:	$0.37	$0.50

Diluted Earnings per common share:	$0.36	$0.48

The computation of diluted EPS excludes the effect of the assumed exercise of approximately 566,000 and 660,000 stock options for the three months ended fiscal June 30, 2012 and June 25, 2011, respectively. Such amounts were excluded as the exercise prices of these stock options were greater than the average market value of the Company’s Common Stock for those periods, resulting in an anti-dilutive effect on diluted EPS.

Note 4 – Income Taxes

In the normal course of business, the Company provides for uncertain tax positions and the related interest and penalties, and adjusts its unrecognized tax benefits and accrued interest and penalties accordingly. The total amounts of unrecognized tax benefits were $5.7 million and $5.5 million, respectively at June 30, 2012 and March 31, 2012, the majority of which, if recognized, would affect the effective tax rate. As of June 30, 2012, the Company had approximately $.7 million of interest and penalties accrued related to unrecognized tax benefits.

The Company is currently under audit by certain state tax jurisdictions for the fiscal 2001 through 2004 and fiscal 2007 through 2010 tax years. It is possible that the examination phase of the audits for these years may conclude in the next 12 months, and that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns may change from those recorded as liabilities for uncertain tax positions in the Company’s financial statements as of June 30, 2012. However, based on the status of the examinations, it is not possible to estimate the effect of any amount of such change to previously recorded uncertain tax positions.

The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions. The Company’s fiscal 2009 and fiscal 2011 U.S. federal tax year and various state tax years remain subject to income tax examinations by tax authorities.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Fair Value

Other long-term debt had a carrying amount of $42.6 million and a fair value of $42.5 million as of June 30, 2012, as compared to a carrying amount of $5.7 million and a fair value of $5.6 million as of March 31, 2012. The fair value of other long-term debt was estimated based on discounted cash flow analyses using either quoted market prices for the same or similar issues, or the current interest rates offered to the Company for debt with similar maturities.

Note 6 – Supplemental Disclosure of Cash Flow Information

The following transactions represent non-cash investing and financing activities during the periods indicated:

Three Months Ended June 30, 2012:

In connection with the fiscal year 2013 acquisitions (see Note 2), liabilities were assumed as follows:

Fair value of assets acquired	$12,484,000
Goodwill acquired	40,108,000
Cash paid, net of cash acquired	(50,919,000)

Liabilities assumed	$1,673,000

Three Months Ended June 25, 2011:

In connection with the fiscal year 2012 acquisitions, liabilities were assumed as follows:

Fair value of assets acquired	$6,110,000
Goodwill acquired	27,271,000
Cash paid, net of cash acquired	(32,701,000)

Liabilities assumed	$680,000

Note 7 – Cash Dividend

In May 2012, the Company’s Board of Directors declared its intention to pay a regular quarterly cash dividend during fiscal year 2013 of $.10 per common share or common share equivalent to be paid beginning with the first quarter of fiscal year 2013. However, the declaration of and any determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, capital requirements, compliance with charter and credit facility restrictions, and such other factors as the Board of Directors deems relevant.

Note 8 – Subsequent Events

On August 7, 2012, the Company’s Board of Directors declared a regular quarterly cash dividend of $.10 per common share or common share equivalent to be paid to shareholders of record as of September 10, 2012. The dividend will be paid on September 20, 2012.

See Note 2 for a discussion of an acquisition subsequent to June 30, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including (without limitation) statements made in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain statements of future expectations and other forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this report, statements containing the words “believe”, “anticipate”, “intend”, “expect”, “may”, “could”, “plan”, “continue”, “should”, “project”, “estimate” and words of similar report constitute forward-looking statements. Forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed. These factors include, but are not necessarily limited to, the effect of economic conditions, product demand, dependence on and competition within the primary markets in which the Company’s stores are located, the need for and costs associated with store renovations and other capital expenditures, the impact of competitive services and pricing, product development, parts supply restraints or difficulties, industry regulation, risks relating to leverage and debt service (including sensitivity to fluctuations in interest rates), continued availability of capital resources and financing, risks relating to protection of customer and employee personal data, risks relating to litigation, risks relating to integration of acquired businesses, the availability of vendor rebates and other factors set forth or incorporated elsewhere herein and in the Company’s other Securities and Exchange Commission filings. Except as required by law, the Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

Results of Operations

The following table sets forth income statement data of Monro Muffler Brake, Inc. (“Monro” or the “Company”) expressed as a percentage of sales for the fiscal periods indicated:

	Quarter Ended Fiscal June
	2012	2011
Sales	100.0%	100.0%

Cost of sales, including distribution and occupancy costs	59.7	57.0

Gross profit	40.3	43.0

Operating, selling, general and administrative expenses	28.6	27.1

Operating income	11.6	15.9

Interest expense - net	.8	.7
Other income - net	0	(.1)

Income before provision for income taxes	10.9	15.2

Provision for income taxes	4.0	5.9

Net income	6.9%	9.4%

First Quarter Ended June 30, 2012 Compared to First Quarter Ended June 25, 2011

Sales were $169.2 million for the quarter ended June 30, 2012 as compared with $164.8 million in the quarter ended June 25, 2011. The sales increase of $4.4 million or 2.6%, was due to an increase of $17.7 million related to new stores. Partially offsetting this was a comparable store sales decrease of 7.2% and a decrease in sales from closed stores amounting to $1.8 million. There were 90 selling days in the quarter ended June 30, 2012 and in the quarter ended June 25, 2011.

At June 30, 2012, the Company had 836 company-operated stores and three franchised locations as compared with 802 company-operated stores and three franchised locations at June 25, 2011. (At March 31, 2012, the Company had 803 company-operated stores.) During the quarter ended June 30, 2012, the Company added 38 stores (including the stores acquired through the Colony and Kramer acquisitions) and closed five stores.

Management believes that the decline in comparable store sales resulted mainly from the continued weak U.S. economy. With lack of consumer confidence, management believes that customers are continuing to defer tire purchases and service repairs, especially on higher ticket items. While it appears that some repairs and tire purchases are being deferred, most can only be deferred for a period of time due to safety issues or state inspection requirements.

Gross profit for the quarter ended June 30, 2012 was $68.1 million or 40.3% of sales as compared with $70.8 million or 43.0% of sales for the quarter ended June 25, 2011. The decrease in gross profit for the quarter ended June 30, 2012, as a percentage of sales, is due to several factors. Total material costs, including outside purchases, increased as a percentage of sales as compared to the prior year. The Company experienced significant increases in oil and tire costs as compared to the same quarter of the prior year and, for competitive reasons, did not increase selling prices to the degree that would have preserved gross margin percentages at prior year levels. Additionally, there was a shift in mix to the lower margin service and tire categories, the latter due in part to the acquisition of more tire stores.

Distribution and occupancy costs also increased as a percentage of sales from the prior year as the Company, with lower overall comparable store sales, lost leverage on these largely fixed costs.

Labor costs increased slightly as a percentage of sales as compared to the prior year.

Operating expenses for the quarter ended June 30, 2012 were $48.4 million or 28.6% of sales as compared with $44.7 million or 27.1% of sales for the quarter ended June 25, 2011.

Within operating expenses, over $4.1 million in selling, general and administrative (“SG&A”) expenses are directly attributable to increased expenses such as manager pay, advertising and supplies related to the fiscal 2013 acquisition stores and a full quarter of expenses for the fiscal 2012 acquisition stores. Other drivers of the dollar increases in SG&A expenses were approximately $.6 million in costs related to acquisitions and due diligence expenses. Before these expenses, on a comparable store basis, direct store expenses decreased $1.0 million as compared to the prior year, and store support costs decreased by approximately $.2 million, demonstrating the Company’s focused cost control efforts.

Operating income for the quarter ended June 30, 2012 of approximately $19.7 million decreased by 24.7% as compared to operating income of approximately $26.1 million for the quarter ended June 25, 2011, and decreased as a percentage of sales from 15.9% to 11.6%.

Net interest expense for the quarter ended June 30, 2012 increased by approximately $.2 million as compared to the same period in the prior year, and increased from .7% to .8% as a percentage of sales for the same periods. The weighted average debt outstanding for the quarter ended June 30, 2012 increased by approximately $31 million as compared to the quarter ended June 25, 2011, primarily related to an increase in debt outstanding under the Company’s revolving Credit Facility agreement. Largely offsetting this increase was a decrease in the weighted average interest rate of approximately 230 basis points from the prior year due to a shift to a larger percentage of debt (revolver vs. capital leases) outstanding at a lower rate. Additionally, amortization of financing fees over the higher outstanding revolving credit balance for the quarter is causing a decrease in the weighted average interest rate.

The effective tax rate for the quarter ended June 30, 2012 and June 25, 2011 was 36.9% and 38.5%, respectively, of pre-tax income.

Net income for the quarter ended June 30, 2012 of $11.6 million decreased 24.6% from net income for the quarter ended June 25, 2011. Earnings per share on a diluted basis for the quarter ended June 30, 2012 of $.36 decreased 25.0%.

Capital Resources and Liquidity

Capital Resources

The Company’s primary capital requirements in fiscal year 2013 are the upgrading of facilities and systems, including an estimated $1.2 million remaining on the approximate $4.4 million expansion of the Rochester, New York office and warehouse facility, and the funding of its store expansion program, including potential acquisitions of existing store chains. For the three months ended June 30, 2012, the Company’s primary capital requirements involved the funding of acquisitions for $50.9 million, as well as the upgrading of facilities and systems and the funding of its store expansion program totaling $7.0 million. Capital requirements were met primarily by cash flow from operations and from the Company’s revolving credit facility.

The Company paid dividends of $3.2 million during the three months ended June 30, 2012. In May 2012, the Company’s Board of Directors declared its intention to pay a regular quarterly cash dividend of $.10 per common share or common share equivalent beginning with the first quarter of fiscal 2013. However, the declaration of and any determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, capital requirements, compliance with charter and credit facility restrictions, and such other factors as the Board of Directors deems relevant.

Additionally, the Company has signed a definitive asset purchase agreement to acquire certain retail tire and automotive repair stores from Tuffy. This transaction is expected to close prior to the end of the second quarter of fiscal year 2013. The acquisition will be financed through the Company’s existing bank facility.

The Company also plans to continue to seek suitable acquisition candidates. Management believes that the Company has sufficient resources available (including cash flow from operations and bank financing) to expand its business as currently planned for the next twelve months.

Liquidity

In June 2011, the Company entered into a five-year $175 million revolving Credit Facility agreement with seven banks. The Credit Facility amends and restates, in its entirety, the Credit Facility agreement previously entered into by the Company as of July 2005 and amended from time to time. The Credit Facility also provides an accordion feature permitting the Company to request an increase in availability of up to an additional $75 million. There was $42 million outstanding at June 30, 2012. The Company was in compliance with all debt covenants at June 30, 2012.

Within the Credit Facility, the Company has available a sub-facility of $40 million for the purpose of issuing standby letters of credit. There was $18 million in an outstanding letter of credit at June 30, 2012.

The net availability under the Credit Facility at June 30, 2012 was $115 million.

Specific terms of the Credit Facility permit the payment of cash dividends not to exceed 50% of the prior year’s net income, and permit mortgages and specific lease financing arrangements with other parties with certain limitations. Additionally, the Credit Facility is not secured by the Company’s real property, although the Company has agreed not to encumber its real property, with certain permissible exceptions. The agreement also requires the maintenance of specified interest and rent coverage ratios.

The Company has financed certain store properties and equipment with capital leases, which amount to $49.1 million at June 30, 2012 and are due in installments through 2042.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued new accounting guidance that revises the manner in which entities present comprehensive income in their financial statements. The guidance removes the presentation options in previously issued accounting guidance on comprehensive income, and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The guidance does not change the items that must be reported in other comprehensive income. This guidance is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011. The adoption of this guidance in the first quarter of fiscal 2013 requires new presentation of the Company’s Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from potential changes in interest rates. At June 30, 2012 and March 31, 2012, the Company had approximately $42.6 million and $5.7 million, respectively, of debt financing, excluding capital leases, of which approximately 1.6% and 11.7%, respectively, was at fixed interest rates and therefore, the fair value is affected by changes in market interest rates. The Company’s cash flow exposure on floating rate debt interest expense would not have materially fluctuated based upon the Company’s debt position at the quarter ended June 30, 2012 or for the fiscal year ended March 31, 2012, given a 1% change in LIBOR.

Item 4. Controls and Procedures

Disclosure controls and procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that the Company files or submits pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in internal controls

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

MONRO MUFFLER BRAKE, INC.

DATE: August 9, 2012	By:	/s/ Robert G. Gross
Robert G. Gross
Chief Executive Officer and Chairman of the Board

DATE: August 9, 2012	By:	/s/ Catherine D’Amico
Catherine D’Amico
Executive Vice President-Finance, Treasurer
and Chief Financial Officer (Principal Financial Officer)

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