Form 10-Q
period 2012-09-29
MONRO MUFFLER BRAKE INC
filed 2012-11-08
CIK 876427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 0-19357

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes     ☒  No

As of October 26, 2012, 31,290,166 shares of the registrant’s common stock, par value $ .01 per share, were outstanding.

MONRO MUFFLER BRAKE, INC.

MONRO MUFFLER BRAKE, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 29, 2012	March 31, 2012
	(Dollars in thousands)
Assets
Current assets:
Cash and equivalents	$1,914	$3,257
Trade receivables	2,559	1,828
Federal and state income taxes receivable	647	605
Inventories	109,672	97,356
Deferred income tax asset	11,418	10,687
Other current assets	25,789	20,567

Total current assets	151,999	134,300

Property, plant and equipment	436,450	424,425
Less - Accumulated depreciation and amortization	(219,463)	(211,431)

Net property, plant and equipment	216,987	212,994
Goodwill	177,306	132,656
Intangible assets	17,208	15,172
Other non-current assets	12,011	14,970

Total assets	$575,511	$510,092

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$3,714	$3,908
Trade payables	48,733	45,349
Accrued payroll, payroll taxes and other payroll benefits	15,336	17,919
Accrued insurance	26,854	23,645
Warranty reserves	6,671	7,035
Other current liabilities	11,826	11,938

Total current liabilities	113,134	109,794
Obligations under capital leases	44,415	45,504
Other long-term debt	47,772	5,660
Accrued rent expense	6,118	6,133
Other long-term liabilities	5,031	5,143
Deferred income tax liability	6,497	6,424
Long-term income taxes payable	4,201	3,935

Total liabilities	227,168	182,593

Commitments
Shareholders’ equity:
Class C Convertible Preferred Stock, $1.50 par value, $.064 conversion value, 150,000 shares authorized; 32,500 shares issued and outstanding	49	49
Common Stock, $.01 par value, 65,000,000 and 45,000,000 shares authorized at September 29, 2012 and March 31, 2012, respectively; 37,040,421 and 36,855,258 shares issued at September 29, 2012 and March 31, 2012, respectively	371	368
Treasury Stock, 6,014,937 and 5,967,991 shares at September 29, 2012 and March 31, 2012, respectively, at cost	(88,155)	(86,493)
Additional paid-in capital	125,360	119,690
Accumulated other comprehensive loss	(3,555)	(3,555)
Retained earnings	314,273	297,440

Total shareholders’ equity	348,343	327,499

Total liabilities and shareholders’ equity	$575,511	$510,092

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Quarter Ended Fiscal September		Six Months Ended Fiscal September
	2012	2011	2012	2011
	(Dollars in thousands, except per share data)
Sales	$176,475	$173,256	$345,650	$338,074
Cost of sales, including distribution and occupancy costs	106,624	101,942	207,687	195,949

Gross profit	69,851	71,314	137,963	142,125
Operating, selling, general and administrative expenses	50,126	46,123	98,550	90,792

Operating income	19,725	25,191	39,413	51,333
Interest expense, net of interest income	1,370	1,332	2,668	2,456
Other income, net	(139)	(123)	(192)	(224)

Income before provision for income taxes	18,494	23,982	36,937	49,101
Provision for income taxes	6,946	8,865	13,752	18,542

Net income	11,548	15,117	23,185	30,559
Earnings per share:
Basic	$.37	$.49	$.74	$1.00
Diluted	$.36	$.47	$.72	$.95
Other comprehensive income:
Other comprehensive income	—	—	—	—

Comprehensive income	$11,548	$15,117	$23,185	$30,559

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(Dollars in thousands)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss (2)	Retained Earnings	Total
Balance at March 31, 2012	$49	$368	$(86,493)	$119,690	$(3,555)	$297,440	$327,499

Net income						23,185	23,185

Cash dividends (1): Preferred						(152)	(152)
Common						(6,200)	(6,200)

Tax benefit from exercise of stock options				1,247			1,247

Exercise of stock options		3	(1,662)	2,670			1,011

Stock option compensation				1,753			1,753

Balance at September 29, 2012	$49	$371	$(88,155)	$125,360	$(3,555)	$314,273	$348,343

(1)	Represents first and second quarter fiscal year 2013 dividend payments of $.10 per common share or common share equivalent paid each quarter on June 14, 2012 and September 20, 2012, respectively.
(2)	The balance relates to the pension liability.

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	Fiscal September
	2012	2011
	(Dollars in thousands)
	Increase (Decrease) in Cash
Cash flows from operating activities:
Net income	$23,185	$30,559

Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	12,623	11,502
Loss on disposal of assets	135	45
Stock-based compensation expense	1,753	1,702
Excess tax benefits from share-based payment arrangements	(256)	(198)
Net change in deferred income taxes	(204)	1,105
Change in operating assets and liabilities:
Trade receivables	(246)	(331)
Inventories	(8,411)	(4,443)
Other current assets	(4,822)	(587)
Other non-current assets	3,285	(4,039)
Trade payables	3,384	7,340
Accrued expenses	(1,680)	(7,860)
Federal and state income taxes payable	1,205	3,353
Other long-term liabilities	(588)	(282)
Long-term income taxes payable	266	349

Total adjustments	6,444	7,656

Net cash provided by operating activities	29,629	38,215

Cash flows from investing activities:
Capital expenditures	(12,120)	(11,236)
Acquisitions, net of cash acquired	(57,488)	(32,533)
Proceeds from the disposal of assets	2,973	77

Net cash used for investing activities	(66,635)	(43,692)

Cash flows from financing activities:
Proceeds from borrowings	161,848	109,629
Principal payments on long-term debt and capital lease obligations	(121,701)	(100,785)
Exercise of stock options	1,612	1,837
Excess tax benefits from share-based payment arrangements	256	198
Dividends to shareholders	(6,352)	(5,344)

Net cash provided by financing activities	35,663	5,535

(Decrease) increase in cash	(1,343)	58
Cash at beginning of period	3,257	2,670

Cash at end of period	$1,914	$2,728

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Condensed Consolidated Financial Statements

The consolidated balance sheets as of September 29, 2012 and March 31, 2012, the consolidated statements of comprehensive income for the quarters and six months ended September 29, 2012 and September 24, 2011, the consolidated statements of cash flows for the six months ended September 29, 2012 and September 24, 2011, and the consolidated statement of changes in shareholders’ equity for the six months ended September 29, 2012, include Monro Muffler Brake, Inc. and its wholly-owned subsidiary, Monro Service Corporation (collectively, the “Company”). These unaudited, condensed consolidated financial statements have been prepared by the Company. In the opinion of management, all known adjustments (consisting of normal recurring accruals or adjustments) have been made to fairly state the financial position, results of operations and cash flows for the unaudited periods presented.

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

“Quarter Ended Fiscal September 2012”                         July 1, 2012 – September 29, 2012 (13 weeks)

“Quarter Ended Fiscal September 2011”                         June 26, 2011 – September 24, 2011 (13 weeks)

“Six Months Ended Fiscal September 2012”                  April 1, 2012 – September 29, 2012 (26 weeks)

“Six Months Ended Fiscal September 2011”                  March 27, 2011 – September 24, 2011 (26 weeks)

Fiscal year 2013, ending March 30, 2013, is a 52 week year.

In March 2012, the Company’s Board of Directors approved a resolution to amend the Company’s Restated Certificate of Incorporation, subject to shareholder approval, to increase the number of authorized shares of common stock from 45,000,000 to 65,000,000. The Company’s shareholders approved the increase at the Company’s Annual Shareholders’ meeting on August 7, 2012.

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current year’s presentation.

Note 2 – Acquisitions

The Company’s acquisitions are strategic moves in its plan to fill in and expand its presence in its existing and contiguous markets, and leverage fixed operating costs such as distribution and advertising.

Subsequent Events

The Company has signed a definitive asset purchase agreement to complete the acquisition of 31 Tire Barn Warehouse retail tire stores located in Indiana, Tennessee and Illinois from Everybody’s Oil Corporation on November 18, 2012. These stores produced approximately $60 million in net sales for their previous full fiscal year based on unaudited pre-acquisition historical information. These retail tire stores will operate under the Tire Barn Warehouse name. The acquisition will be financed through the Company’s existing credit facility.

On October 13, 2012, the Company acquired one retail tire and automotive repair store located in Massachusetts from Brothers Tire, Inc. This store produced approximately $1 million in net sales in its previous twelve months based on unaudited pre-acquisition historical information. This store will operate under the Monro brand name. The acquisition was financed through the Company’s existing credit facility.

On October 6, 2012, the Company acquired five retail tire and automotive repair stores located in New York from ChesleyCo. Inc., a former Midas franchisee. These stores produced approximately $3 million in net sales in its previous twelve months based on unaudited pre-acquisition historical information. These stores will operate under the Mr. Tire and Monro brand names. The acquisition was financed through the Company’s existing credit facility.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal 2013

On August 12, 2012, the Company acquired 17 retail automotive repair and tire stores located in Wisconsin and South Carolina from Tuffy Associates Corp. These stores produced approximately $9 million in annualized net sales for their previous full fiscal year based on unaudited pre-acquisition historical information. These retail tire and automotive repair stores will operate under the Monro and Tread Quarters brand names.

On June 3, 2012, the Company acquired 18 retail tire and automotive repair stores located in North Carolina from Colony Tire Corporation. These stores produced approximately $25 million in net sales for their previous full fiscal year based on unaudited pre-acquisition historical information. These retail tire and automotive repair stores operate primarily under the Mr. Tire name.

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

The total purchase price of the acquisitions completed during the six months ended September 29, 2012 is approximately $57 million and were financed through the Company’s existing credit facility.

The purchase price allocations for the fiscal 2013 acquisitions completed during fiscal 2013 remain preliminary due to the finalization of the valuation of inventory, fixed and intangible assets, real estate and real property leases. The Company believes that any adjustments to the purchase price allocations will not be material. The aggregated acquisitions are not material to require pro-forma information.

Note 3 – Earnings Per Share

Basic earnings per common share (EPS) amounts are computed by dividing income available to common shareholders, after the deduction of preferred stock dividends, by the average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalent securities outstanding.

The following is a reconciliation of basic and diluted EPS for the respective periods:

	Quarter Ended Fiscal September		Six Months Ended Fiscal September
	2012	2011	2012	2011
	(Dollars in thousands,
	except per share data)
Numerator for earnings per common share calculation:
Net Income	$11,548	$15,117	$23,185	$30,559
Preferred stock dividends	(76)	(68)	(152)	(129)

Income available to common shareholders	$11,472	$15,049	$23,033	$30,430

Denominator for earnings per common share calculation:
Weighted average common shares, basic	31,023	30,656	30,973	30,576
Effect of dilutive securities:
Preferred stock	760	760	760	760
Stock options	423	857	482	965

Weighted average number of common shares, diluted	32,206	32,273	32,215	32,301

Basic Earnings per common share:	$.37	$.49	$.74	$1.00

Diluted Earnings per common share:	$.36	$.47	$.72	$.95

The computation of diluted EPS excludes the effect of the assumed exercise of approximately 648,000 stock options for both the three and six months ended fiscal September 29, 2012, and 686,000 and 687,000 stock options respectively, for the three and six months ended September 24, 2011. Such amounts were excluded as the exercise prices of these stock options were greater than the average market value of the Company’s Common Stock for those periods, resulting in an anti-dilutive effect on diluted EPS.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Income Taxes

In the normal course of business, the Company provides for uncertain tax positions and the related interest and penalties, and adjusts its unrecognized tax benefits and accrued interest and penalties accordingly. The total amounts of unrecognized tax benefits were $6.0 million and $5.5 million, respectively, at September 29, 2012 and March 31, 2012, the majority of which, if recognized, would affect the effective tax rate. As of September 29, 2012, the Company had approximately $.8 million of interest and penalties accrued related to unrecognized tax benefits.

The Company is currently under audit by certain state tax jurisdictions for the fiscal 2001 through 2004 and fiscal 2007 through 2010 tax years. It is possible that the examination phase of the audits for these years may conclude in the next 12 months, and that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns may change from those recorded as liabilities for uncertain tax positions in the Company’s financial statements as of September 29, 2012. However, based on the status of the examinations, it is not possible to estimate the effect of any amount of such change to previously recorded uncertain tax positions.

The Company files U.S. federal income tax returns and income tax returns in various state jurisdictions. The Company’s fiscal 2009 and fiscal 2011 U.S. federal tax year and various state tax years remain subject to income tax examinations by tax authorities.

Note 5 – Fair Value

Other long-term debt had a carrying amount and a fair value of $47.8 million as of September 29, 2012, as compared to a carrying amount of $5.7 million and a fair value of $5.6 million as of March 31, 2012. The fair value of other long-term debt was estimated based on discounted cash flow analyses using either quoted market prices for the same or similar issues, or the current interest rates offered to the Company for debt with similar maturities.

Note 6 – Supplemental Disclosure of Cash Flow Information

The following transactions represent non-cash investing and financing activities during the periods indicated:

Six Months Ended September 29, 2012:

In connection with the fiscal year 2013 acquisitions (see Note 2), liabilities were assumed as follows:

Fair value of assets acquired	$14,128,000
Goodwill acquired	45,158,000
Cash paid, net of cash acquired	(57,488,000)

Liabilities assumed	$1,798,000

In connection with the exercise of stock options and the satisfaction of tax withholding obligations by an officer of the Company and two members of the Company’s Board of Directors, the Company increased current liabilities, Common Stock, paid-in capital and treasury stock by $601,000, $1,000, $1,060,000 and $1,662,000, respectively.

In connection with the accounting for income tax benefits related to the exercise of stock options, the Company decreased current liabilities and increased paid-in capital by $1,247,000.

Six Months Ended September 24, 2011:

In connection with the fiscal year 2012 acquisitions, liabilities were assumed as follows:

Fair value of assets acquired	$5,739,000
Goodwill acquired	27,589,000
Cash paid, net of cash acquired	(32,533,000)

Liabilities assumed	$795,000

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the completion of purchase price accounting, the Company increased property, plant and equipment, deferred income tax asset, goodwill, intangible assets and long-term debt by $1,331,000, $381,000, $325,000, $297,000 and $2,334,000, respectively.

In connection with the exercise of stock options and the satisfaction of tax withholding obligations by the Company’s Executive Chairman and another member of the Company’s Board of Directors, the Company increased current liabilities, Common Stock, paid-in capital and treasury stock by $5,485,000, $6,000, $8,685,000 and $14,176,000, respectively.

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

Note 8 – Subsequent Events

See Note 2 for a discussion of acquisitions subsequent to September 29, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including (without limitation) statements made in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain statements of future expectations and other forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this report, statements containing the words “believe”, “anticipate”, “intend”, “expect”, “may”, “could”, “plan”, “continue”, “should”, “project”, “estimate” and words of similar report constitute forward-looking statements. Forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed. These factors include, but are not necessarily limited to, the effect of economic conditions, product demand, dependence on and competition within the primary markets in which the Company’s stores are located, the need for and costs associated with store renovations and other capital expenditures, the impact of competitive services and pricing, product development, parts supply restraints or difficulties, industry regulation, risks relating to leverage and debt service (including sensitivity to fluctuations in interest rates), continued availability of capital resources and financing, risks relating to protection of customer and employee personal data, risks relating to litigation, risks relating to integration of acquired businesses, the availability of vendor rebates and other factors set forth or incorporated elsewhere herein and in the Company’s other Securities and Exchange Commission filings, including the risk factors set forth in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012. Except as required by law, the Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

Results of Operations

The following table sets forth income statement data of Monro Muffler Brake, Inc. (“Monro” or the “Company”) expressed as a percentage of sales for the fiscal periods indicated:

	Quarter Ended Fiscal September		Six Months Ended Fiscal September
	2012	2011	2012	2011
Sales	100.0%	100.0%	100.0%	100.0%

Cost of sales, including distribution and occupancy costs	60.4	58.8	60.1	58.0

Gross profit	39.6	41.2	39.9	42.0

Operating, selling, general and administrative expenses	28.4	26.6	28.5	26.9

Operating income	11.2	14.5	11.4	15.2

Interest expense - net	0.8	0.8	0.8	0.7

Other income - net	(0.1)	(0.1)	(0.1)	(0.1)

Income before provision for income taxes	10.5	13.8	10.7	14.5

Provision for income taxes	3.9	5.1	4.0	5.5

Net income	6.5%	8.7%	6.7%	9.0%

Second Quarter and Six Months Ended September 29, 2012 Compared to Second Quarter and Six Months Ended September 24, 2011

Sales were $176.5 million for the quarter ended September 29, 2012 as compared with $173.3 million in the quarter ended September 24, 2011. The sales increase of $3.2 million or 1.9%, was due to an increase of $15.4 million related to new stores. Partially offsetting this was a comparable store sales decrease of 4.6% and a decrease in sales from closed stores amounting to $1.9 million. There were 91 selling days in both the quarter ended September 29, 2012 and the quarter ended September 24, 2011.

During the quarter ended September 24, 2011, the Company completed the bulk sale of approximately $2.9 million of slower moving inventory to a barter company in exchange for barter credits. There was no similar transaction for the quarter ended September 29, 2012.

Sales were $345.7 million for the six months ended September 29, 2012 as compared with $338.1 million in the six months ended September 24, 2011. The sales increase of $7.6 million or 2.2%, was due to an increase of $33.1 million related to new stores. This was partially offset by a decrease in comparable store sales of 5.9% and a decrease in sales from closed stores amounting to $3.6 million. There were 181 selling days in both the first six months of fiscal 2013 and 2012.

At September 29, 2012, the Company had 853 company-operated stores and three franchised locations as compared with 802 company-operated stores and three franchised locations at September 24, 2011. (At March 31, 2012, the Company had 803 Company-operated stores.) During the quarter ended September 29, 2012, the Company added 18 stores and closed one store. Year to date, the Company added 56 stores and closed six.

Management believes that the decline in comparable store sales resulted mainly from the continued weak U.S. economy and the continuing impact of a mild winter in 2011 and early 2012. With lack of consumer confidence and high unemployment, management believes that customers are continuing to defer tire purchases and service repairs, especially on higher ticket items. While it appears that some repairs and tire purchases are being deferred, most can only be deferred for a period of time due to safety issues or state inspection requirements.

Gross profit for the quarter ended September 29, 2012 was $69.9 million or 39.6% of sales as compared with $71.3 million or 41.2% of sales for the quarter ended September 24, 2011. The decrease in gross profit for the quarter ended September 29, 2012, as a percentage of sales, is due to several factors.

Distribution and occupancy costs increased as a percentage of sales from the prior year as the Company, with lower overall comparable store sales, lost leverage on these largely fixed costs.

Additionally, labor costs increased slightly as a percentage of sales as compared to the prior year. With lower sales, there was an increase in subsidized wages because technicians are less productive.

Total material costs, including outside purchases, were virtually flat as a percentage of sales as compared to the prior year. The Company experienced increases in tire costs as compared to the same quarter of the prior year, and for competitive reasons, did not increase selling prices to the degree that would have preserved gross margin percentages at prior year levels. Additionally, there was a shift in mix to the lower margin service and tire categories, the latter due in part to the acquisition of more tire stores. These increases were largely offset by a decrease in oil costs as compared to the prior year, helped in part by the Company’s newly-negotiated oil pricing. Additionally, the Company completed the bulk sale of approximately $2.9 million of slower moving inventory to a barter company in exchange for barter credits during the quarter ended September 24, 2011, and the margin recognized in these transactions is typically less than the Company’s normal profit margin. The barter transaction for the quarter ended September 24, 2011 decreased gross profit as a percentage of sales by .2%.

Gross profit for the six months ended September 29, 2012 was $138.0 million, or 39.9% of sales, as compared with $142.1 million or 42.0% of sales for the six months ended September 24, 2011. The year-to-date decrease in gross profit as a percent of sales is largely due to increased distribution and occupancy costs and labor costs, due to loss of leverage on lower comparable store sales.

Operating expenses for the quarter ended September 29, 2012 were $50.1 million or 28.4% of sales as compared with $46.1 million or 26.6% of sales for the quarter ended September 24, 2011. Increased operating expenses such as manager pay, advertising and supplies related to the fiscal 2012 and 2013 acquired stores accounted for $3.9 million of the increase.

For the six months ended September 29, 2012, operating expenses increased by $7.8 million to $98.5 million from the comparable period of the prior year and were 28.5% of sales as compared to 26.9%. Operating expenses related to the fiscal 2012 and 2013 acquired stores totaled $8.6 million, which was offset by reduced operating expenses at the Company’s existing stores. This demonstrates that the Company experienced leverage in this line on a comparable store basis through focused cost control and pay plans which appropriately adjust for performance.

Operating income for the quarter ended September 29, 2012 of approximately $19.7 million decreased by 21.7% as compared to operating income of approximately $25.2 million for the quarter ended September 24, 2011, and decreased as a percentage of sales from 14.5% to 11.2%.

Operating income for the six months ended September 29, 2012 of approximately $39.4 million decreased by 23.2% as compared to operating income of approximately $51.3 million for the six months ended September 24, 2011, and decreased as a percentage of sales from 15.2% for the six months ended September 24, 2011 to 11.4% for the six months ended September 29, 2012.

Net interest expense for the quarter ended September 29, 2012 remained flat at approximately $1.4 million and .8% as a percentage of sales, as compared to the same period in the prior year. The weighted average debt outstanding for the quarter ended September 29, 2012 increased by approximately $31 million as compared to the quarter ended September 24, 2011, primarily related to an increase in debt outstanding under the Company’s revolving Credit Facility agreement. Largely offsetting this increase was a decrease in the weighted average interest rate of approximately 260 basis points from the prior year due to a shift in the percentage of debt (revolver vs. capital leases) outstanding at a lower rate. Additionally, amortization of financing fees over the higher outstanding revolving credit balance for the quarter is causing a decrease in the weighted average interest rate.

Net interest expense for the six months ended September 29, 2012 increased by approximately $.2 million as compared to the same period in the prior year, and increased .1% as a percentage of sales for the same periods. Weighted average debt increased by approximately $30 million and the weighted average interest rate decreased by approximately 230 basis points as compared to the same period of the prior year.

The effective tax rate for the quarter ended September 29, 2012 and September 24, 2011 was 37.6% and 37.0%, respectively, of pre-tax income.

The effective tax rate for the six months ended September 29, 2012 and September 24, 2011 was 37.2% and 37.8%, respectively, of pre-tax income.

Net income for the quarter ended September 29, 2012 of $11.5 million decreased 23.6% from net income for the quarter ended September 24, 2011. Earnings per share on a diluted basis for the quarter ended September 29, 2012 of $.36 decreased 23.4%.

For the six months ended September 29, 2012, net income of $23.2 million decreased 24.1% and diluted earnings per share of $.72 decreased 24.2%.

Capital Resources and Liquidity

Capital Resources

The Company’s primary capital requirements in fiscal year 2013 are the upgrading of its facilities and systems, including the completion of the approximate $4.5 million expansion of the Rochester, New York office and warehouse facility begun in fiscal 2012, and the funding of its store expansion program, including potential acquisitions of existing store chains. For the six months ended September 29, 2012, the Company’s primary capital requirements involved the funding of the fiscal year 2013 acquisitions totaling $57.5 million as well as the upgrading of facilities and systems and the funding of its store expansion program totaling $12.1 million. Funds for these capital expenditures were provided primarily by cash flow from operations and from the Company’s revolving credit facility.

The Company paid cash dividends of $6.4 million during the six months ended September 29, 2012. In May 2012, the Company’s Board of Directors declared its intention to pay a regular quarterly cash dividend of $.10 per common share or common share equivalent beginning with the first quarter of fiscal year 2013. However, the declaration of and any determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, capital requirements, compliance with charter and credit facility restrictions, and such other factors as the Board of Directors deems relevant.

In October 2012, the Company acquired five retail tire and automotive repair stores from ChesleyCo. Inc. and one retail tire and automotive repair store from Brothers Tire, Inc. These acquisitions were financed through the Company’s existing credit facility.

Additionally, the Company has signed a definitive asset purchase agreement to acquire certain retail tire stores from Everybody’s Oil Corporation. This transaction is expected to close during the third quarter of fiscal year 2013. This acquisition will be financed through the Company’s existing credit facility.

The Company also plans to continue to seek suitable acquisition candidates. Management believes that the Company has sufficient resources available (including cash and equivalents, net cash flow from operations and bank financing) to expand its business as currently planned for the next twelve months.

Liquidity

In June 2011, the Company entered into a five-year $175 million revolving Credit Facility agreement with seven banks. The Credit Facility amends and restates, in its entirety, the Credit Facility agreement previously entered into by the Company as of July 2005 and amended from time to time. The Credit Facility also provides an accordion feature permitting the Company to request an increase in availability of up to an additional $75 million. There was $47 million outstanding at September 29, 2012. The Company was in compliance with all debt covenants at September 29, 2012.

Within the Credit Facility, the Company has available a sub-facility of $40 million for the purpose of issuing standby letters of credit. There was an outstanding letter of credit for $20 million at September 29, 2012.

The net availability under the Credit Facility at September 29, 2012 was $108 million.

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

The Company has financed certain store properties and equipment with capital leases, which amount to $48.1 million at September 29, 2012 and are due in installments through 2042.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued new accounting guidance that revises the manner in which entities present comprehensive income in their financial statements. The guidance removed the presentation options in previously issued accounting guidance on comprehensive income, and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The guidance does not change the items that must be reported in other comprehensive income. This guidance is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011. The adoption of this guidance in the first quarter of fiscal 2013 required new presentation of the Company’s Consolidated Financial Statements.

In September 2012, the Financial Accounting Standards Board issued updated guidance on the periodic testing of indefinite-lived intangible assets for impairment. This guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that indefinite-lived intangible assets might be impaired and whether it is necessary to perform further impairment testing required under current accounting standards. This guidance is applicable for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company expects to adopt this guidance in the third quarter of fiscal 2013. The guidance is not expected to have an impact on the Company’s Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from potential changes in interest rates. At September 29, 2012 and March 31, 2012, the Company had approximately $47.8 million and $5.7 million, respectively, of debt financing, excluding capital leases, of which approximately 1.4% and 11.7%, respectively, was at fixed interest rates and therefore, the fair value is affected by changes in market interest rates. The Company’s cash flow exposure on floating rate debt interest expense would not have materially fluctuated based upon the Company’s debt position for the six months ended September 29, 2012 or for the fiscal year ended March 31, 2012, given a 1% change in LIBOR.

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

Changes in internal controls

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 29, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6. Exhibits

Exhibits

10.19 – Employment Agreement dated August 7, 2012, between Monro Muffler Brake, Inc. and Robert G. Gross, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on August 9, 2012.

10.85 – Employment Agreement, dated August 7, 2012, between Monro Muffler Brake, Inc. and John W. Van Heel, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 9, 2012.

31.1 – Certification of John W. Van Heel pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

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

MONRO MUFFLER BRAKE, INC.

DATE: November 8, 2012	By:	/s/ John W. Van Heel
John W. Van Heel
Chief Executive Officer and President

DATE: November 8, 2012
	By:	/s/ Catherine D’Amico
Catherine D’Amico
Executive Vice President-Finance, Treasurer and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Page No.

31.1	Certification of John W. Van Heel pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	18

31.2	Certification of Catherine D’Amico pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	19

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	20

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.INS*	XBRL Instance Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

101.SCH*	XBRL Taxonomy Extension Schema Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement of prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or deemed filed for purpose of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.