Form 10-Q
period 2012-12-29
MONRO MUFFLER BRAKE INC
filed 2013-02-07
CIK 876427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2012.

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

As of January 25, 2013, 31,184,446 shares of the registrant’s common stock, par value $ .01 per share, were outstanding.

MONRO MUFFLER BRAKE, INC.

MONRO MUFFLER BRAKE, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	December 29, 2012	March 31, 2012
	(Dollars in thousands)
Assets
Current assets:
Cash and equivalents	$7,562	$3,257
Trade receivables	2,576	1,828
Federal and state income taxes receivable	7	605
Inventories	115,334	97,356
Deferred income tax asset	12,424	10,687
Other current assets	22,608	20,567

Total current assets	160,511	134,300

Property, plant and equipment	464,540	424,425
Less - Accumulated depreciation and amortization	(224,058)	(211,431)

Net property, plant and equipment	240,482	212,994
Goodwill	227,762	132,656
Intangible assets	26,224	15,172
Other non-current assets	14,885	14,970

Total assets	$669,864	$510,092

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$3,584	$3,908
Trade payables	53,351	45,349
Accrued payroll, payroll taxes and other payroll benefits	14,341	17,919
Accrued insurance	27,929	23,645
Warranty reserves	9,119	7,035
Other current liabilities	14,267	11,938

Total current liabilities	122,591	109,794
Obligations under capital leases	45,408	45,504
Other long-term debt	124,210	5,660
Accrued rent expense	5,995	6,133
Other long-term liabilities	6,902	5,143
Deferred income tax liability	5,722	6,424
Long-term income taxes payable	3,735	3,935

Total liabilities	314,563	182,593

Commitments
Shareholders’ equity:
Class C Convertible Preferred Stock, $1.50 par value, $.064 conversion value, 150,000 shares authorized; 32,500 shares issued and outstanding	49	49
Common Stock, $.01 par value, 65,000,000 and 45,000,000 shares authorized at December 29, 2012 and March 31, 2012, respectively; 37,244,677 and 36,855,258 shares issued at December 29, 2012 and March 31, 2012, respectively	372	368
Treasury Stock, 6,068,080 and 5,967,991 shares at December 29, 2012 and March 31, 2012, respectively, at cost	(89,832)	(86,493)
Additional paid-in capital	129,126	119,690
Accumulated other comprehensive loss	(3,555)	(3,555)
Retained earnings	319,141	297,440

Total shareholders’ equity	355,301	327,499

Total liabilities and shareholders’ equity	$669,864	$510,092

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Quarter Ended Fiscal December		Nine Months Ended Fiscal December
	2012	2011	2012	2011
	(Dollars in thousands, except per share data)
Sales	$190,437	$176,733	$536,088	$514,807
Cost of sales, including distribution and occupancy costs	120,827	108,954	328,515	304,903

Gross profit	69,610	67,779	207,573	209,904
Operating, selling, general and administrative expenses	50,782	45,146	149,331	135,939

Operating income	18,828	22,633	58,242	73,965
Interest expense, net of interest income	1,473	1,208	4,141	3,663
Other income, net	(59)	(34)	(250)	(257)

Income before provision for income taxes	17,414	21,459	54,351	70,559
Provision for income taxes	6,159	7,907	19,911	26,449

Net income	11,255	13,552	34,440	44,110
Earnings per share:
Basic	$.36	$.44	$1.10	$1.43
Diluted	$.35	$.42	$1.07	$1.37
Other comprehensive income:
Other comprehensive income	—	—	—	—

Comprehensive income	$11,255	$13,552	$34,440	$44,110

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(Dollars in thousands)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss (2)	Retained Earnings	Total
Balance at March 31, 2012	$49	$368	$(86,493)	$119,690	$(3,555)	$297,440	$327,499

Net income						34,440	34,440

Cash dividends (1): Preferred						(304)	(304)
Common						(12,435)	(12,435)

Tax benefit from exercise of stock options				2,215			2,215

Exercise of stock options		4	(3,339)	4,809			1,474

Stock-based compensation				2,412			2,412

Balance at December 29, 2012	$49	$372	$(89,832)	$129,126	$(3,555)	$319,141	$355,301

(1)	Represents first and second quarter fiscal year 2013 dividend payments of $.10 per common share or common share equivalent paid each quarter on June 14, 2012 and September 20, 2012, respectively and the third and fourth quarter fiscal year 2013 combined dividend payment of $.20 per common share or common share equivalent paid together on December 21, 2012.
(2)	The balance relates to the pension liability.

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	Fiscal December
	2012	2011
	(Dollars in thousands)
	Increase (Decrease) in Cash
Cash flows from operating activities:
Net income	$34,440	$44,110

Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	19,422	17,416
Loss (gain) on disposal of assets	320	(1,535)
Stock-based compensation expense	2,412	2,181
Excess tax benefits from share-based payment arrangements	(270)	(245)
Net change in deferred income taxes	(280)	2,279
Change in operating assets and liabilities:
Trade receivables	(252)	(297)
Inventories	(1,354)	639
Other current assets	(1,383)	1,451
Other non-current assets	596	(3,971)
Trade payables	8,002	7,833
Accrued expenses	(742)	(1,923)
Federal and state income taxes payable	2,813	3,556
Other long-term liabilities	(352)	(144)
Long-term income taxes payable	(200)	(308)

Total adjustments	28,732	26,932

Net cash provided by operating activities	63,172	71,042

Cash flows from investing activities:
Capital expenditures	(21,066)	(18,953)
Acquisitions, net of cash acquired	(145,967)	(37,843)
Proceeds from the disposal of assets	2,997	2,075

Net cash used for investing activities	(164,036)	(54,721)

Cash flows from financing activities:
Proceeds from borrowings	284,675	142,909
Principal payments on long-term debt and capital lease obligations	(169,112)	(154,745)
Exercise of stock options	2,075	2,760
Excess tax benefits from share-based payment arrangements	270	245
Dividends to shareholders	(12,739)	(8,189)

Net cash provided by (used for) financing activities	105,169	(17,020)

Increase (decrease) in cash	4,305	(699)
Cash at beginning of period	3,257	2,670

Cash at end of period	$7,562	$1,971

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Condensed Consolidated Financial Statements

The consolidated balance sheets as of December 29, 2012 and March 31, 2012, the consolidated statements of comprehensive income for the quarters and nine months ended December 29, 2012 and December 24, 2011, the consolidated statements of cash flows for the nine months ended December 29, 2012 and December 24, 2011, and the consolidated statement of changes in shareholders’ equity for the nine months ended December 29, 2012, include financial information for Monro Muffler Brake, Inc. and its wholly-owned subsidiary, Monro Service Corporation (collectively, “Monro”, “we”, “us”, “our”). These unaudited, condensed consolidated financial statements have been prepared by Monro. We believe all known adjustments (consisting of normal recurring accruals or adjustments) have been made to fairly state the financial position, results of operations and cash flows for the unaudited periods presented.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended March 31, 2012.

We report our results on a 52/53 week fiscal year with the fiscal year ending on the last Saturday in March of each year. The following are the dates represented by each fiscal period reported in these condensed financial statements:

“Quarter Ended Fiscal December 2012”                           September 30, 2012 – December 29, 2012 (13 weeks)

“Quarter Ended Fiscal December 2011”                           September 25, 2011 – December 24, 2011 (13 weeks)

“Nine Months Ended Fiscal December 2012”                  April 1, 2012 – December 29, 2012 (39 weeks)

“Nine Months Ended Fiscal December 2011”                  March 27, 2011 – December 24, 2011 (39 weeks)

Fiscal year 2013, ending March 30, 2013, is a 52 week year.

In March 2012, Monro’s Board of Directors approved a resolution to amend our Restated Certificate of Incorporation, subject to shareholder approval, to increase the number of authorized shares of common stock from 45,000,000 to 65,000,000. Our shareholders approved the increase at our Annual Shareholders’ meeting on August 7, 2012.

Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the current year’s presentation.

Note 2 – Acquisitions

Acquisitions are strategic moves in our plan to fill in and expand our presence in existing and contiguous markets, and leverage fixed operating costs such as distribution and advertising.

Subsequent Events

On December 30, 2012, we acquired 12 retail tire and automotive repair stores located in Ohio from Enger Auto Service Mentor, Inc. These stores produced approximately $9 million in net sales in their previous twelve months based on unaudited pre-acquisition historical information. These stores operate under the Mr. Tire name. The acquisition was financed through our existing credit facility.

Also, on December 30, 2012, we acquired nine retail tire and automotive repair stores located in North Carolina from Tire King of Durham, Inc. These stores produced approximately $11 million in net sales in their previous twelve months based on unaudited pre-acquisition historical information. These stores operate under the Mr. Tire name. The acquisition was financed through our existing credit facility.

Fiscal 2013

On December 16, 2012, we acquired 27 retail tire and automotive repair stores located in Indiana and Kentucky and a wholesale operation and warehouse in Kentucky from Ken Towery’s Auto Care of Kentucky, Inc. and Ken Towery’s Auto Care of Indiana, Inc. These stores and the wholesale operation produced approximately $54 million in net sales in their previous twelve months based on unaudited pre-acquisition historical information. These retail stores operate under the Ken Towery Tire and Auto Care name and the wholesale operation operates under the America’s Best Tires name. The acquisition was financed through our existing credit facility.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 18, 2012, we acquired 31 retail tire stores located in Indiana, Tennessee and Illinois from Everybody’s Oil Corporation. These stores produced approximately $64 million in net sales in their previous twelve months based on unaudited pre-acquisition historical information. These stores operate under the Tire Barn Warehouse name. The acquisition was financed through our existing credit facility.

On October 13, 2012, we acquired one retail tire and automotive repair store located in Massachusetts from Brothers Tire, Inc. This store produced approximately $1 million in net sales in its previous twelve months based on unaudited pre-acquisition historical information. This store operates under the Monro brand name. The acquisition was financed through our existing credit facility.

On October 7, 2012, we acquired five retail tire and automotive repair stores located in New York from Chesley Co. Inc., a former Midas franchisee. These stores produced approximately $3 million in net sales in their previous twelve months based on unaudited pre-acquisition historical information. These stores operate under the Mr. Tire and Monro brand names. The acquisition was financed through our existing credit facility.

On August 12, 2012, we acquired 17 retail automotive repair and tire stores located in Wisconsin and South Carolina from Tuffy Associates Corp. These stores produced approximately $9 million in annualized net sales for their previous full fiscal year based on unaudited pre-acquisition historical information. These retail tire and automotive repair stores operate under the Monro and Tread Quarters brand names.

On June 3, 2012, we acquired 18 retail tire and automotive repair stores located in North Carolina from Colony Tire Corporation. These stores produced approximately $25 million in net sales for their previous full fiscal year based on unaudited pre-acquisition historical information. These retail tire and automotive repair stores operate primarily under the Mr. Tire name.

On April 1, 2012, we acquired 20 retail tire and automotive repair stores located in Virginia from Kramer Tire Co. These stores produced approximately $25 million in net sales for their previous full fiscal year based on audited pre-acquisition historical information. These retail tire and automotive repair stores operate primarily under the Tread Quarters name. As part of the Kramer acquisition, two heavy truck tire and truck repair stores, two wholesale operations and a retread facility also located in Virginia were acquired. The non-retail facilities and the two heavy truck tire and truck repair stores were disposed of during May 2012.

The acquisitions resulted in goodwill related to, among other things, growth opportunities and unidentifiable intangible assets. All of the goodwill is expected to be deductible for tax purposes. We have recorded finite-lived intangible assets at their estimated fair value related to customer relationships and trade names.

In accordance with accounting guidance on business combinations, we expensed all costs related to the acquisitions in the nine months ended December 29, 2012. The total costs related to the acquisitions were $.9 million and $1.6 million for the three and nine months ended December 29, 2012, respectively. These costs are included in the Consolidated Statements of Comprehensive Income primarily under operating, selling, general and administrative expenses.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The purchase price of the acquisitions has been preliminarily allocated to the net tangible and intangible assets acquired, with the remainder recorded as goodwill on the basis of estimated fair values, as follows:

As of December 29, 2012
(Dollars in thousands)
Inventory	$18,573
Other current assets	1,215
Intangible assets	13,114
Other non-current assets	25,139
Current liabilities	(5,261)
Long-term liabilities	(1,977)

Total net identifiable assets acquired	$50,803

Total consideration transferred	$146,209
Less: total net identifiable assets acquired	50,803

Goodwill	$95,406

The goodwill increase of $95.4 million is before the adjustment for the sale of the Kramer assets which reduced goodwill by $.7 million.

Intangible assets consist of customer relationships ($8,299,000) and trade names ($4,815,000). Customer relationships and trade names are being amortized over their estimated useful lives. The weighted average useful lives are approximately five and seven years, respectively. The weighted average useful life of all intangible assets is six years.

Sales for the fiscal 2013 acquired entities for the three and nine months ended December 29, 2012 totaled $21.7 million and $42.8 million, respectively for the period from acquisition date through December 29, 2012.

Supplemental pro forma information for the current or prior reporting periods has not been presented due to the impracticability of obtaining detailed, accurate or reliable data for the periods the acquired entities were not owned by Monro.

The purchase price allocations for the fiscal 2013 acquisitions remain preliminary due to the finalization of the valuation of inventory, fixed and intangible assets, real estate and real property leases. We believe that any adjustments to the purchase price allocations will not be material.

Note 3 – Earnings Per Share

Basic earnings per common share (EPS) amounts are computed by dividing income available to common shareholders, after deducting preferred stock dividends, by the average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalent securities outstanding.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of basic and diluted EPS for the respective periods:

	Quarter Ended		Nine Months Ended
	Fiscal December		Fiscal December
	2012	2011	2012	2011
	(Dollars in thousands, except per share data)
Numerator for earnings per common share calculation:
Net Income	$11,255	$13,552	$34,440	$44,110
Preferred stock dividends	(152)	(69)	(304)	(198)

Income available to common shareholders	$11,103	$13,483	$34,136	$43,912

Denominator for earnings per common share calculation:
Weighted average common shares, basic	31,116	30,823	31,020	30,659
Effect of dilutive securities:
Preferred stock	760	760	760	760
Stock options	364	513	507	824

Weighted average number of common shares, diluted	32,240	32,096	32,287	32,243

Basic Earnings per common share:	$.36	$.44	$1.10	$1.43

Diluted Earnings per common share:	$.35	$.42	$1.07	$1.37

The computation of diluted EPS excludes the effect of the assumed exercise of approximately 1,034,000 and 967,000 stock options for the three and nine months ended fiscal December 29, 2012, respectively, and 588,000 and 687,000 stock options respectively, for the three and nine months ended December 24, 2011. Such amounts were excluded as the exercise prices of these stock options were greater than the average market value of our Common Stock for those periods, resulting in an anti-dilutive effect on diluted EPS.

Note 4 – Income Taxes

In the normal course of business, we provide for uncertain tax positions and the related interest and penalties, and adjust our unrecognized tax benefits and accrued interest and penalties accordingly. The total amounts of unrecognized tax benefits were $5.8 million and $5.5 million, respectively, at December 29, 2012 and March 31, 2012, the majority of which, if recognized, would affect the effective tax rate. As of December 29, 2012, we had approximately $.7 million of interest and penalties accrued related to unrecognized tax benefits.

We are currently under audit by certain state tax jurisdictions for the fiscal 2001 through 2004 and fiscal 2007 through 2010 tax years. It is possible that the examination phase of the audits for these years may conclude in the next 12 months, and that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns may change from those recorded as liabilities for uncertain tax positions in our financial statements as of December 29, 2012. However, based on the status of the examinations, it is not possible to estimate the effect of any amount of such change to previously recorded uncertain tax positions.

We file U.S. federal income tax returns and income tax returns in various state jurisdictions. Our fiscal 2011 and fiscal 2012 U.S. federal tax year and various state tax years remain subject to income tax examinations by tax authorities.

Note 5 – Fair Value

Other long-term debt had a carrying amount and a fair value of $124.2 million as of December 29, 2012, as compared to a carrying amount of $5.7 million and a fair value of $5.6 million as of March 31, 2012. The fair value of other long-term debt was estimated based on discounted cash flow analyses using either quoted market prices for the same or similar issues, or the current interest rates offered to us for debt with similar maturities.

Note 6 – Supplemental Disclosure of Cash Flow Information

The following transactions represent non-cash investing and financing activities during the periods indicated:

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended December 29, 2012:

In connection with the fiscal year 2013 acquisitions (see Note 2), liabilities were assumed as follows:

Fair value of assets acquired	$58,041,000
Goodwill acquired	95,164,000
Cash paid, net of cash acquired	(145,967,000)

Liabilities assumed	$7,238,000

In connection with the exercise of stock options and the satisfaction of tax withholding obligations by two officers of Monro and two members of our Board of Directors, we increased current liabilities, Common Stock, paid-in capital and treasury stock by $601,000, $2,000, $2,736,000 and $3,339,000, respectively.

In connection with the accounting for income tax benefits related to the exercise of stock options, we decreased current liabilities and increased paid-in capital by $2,215,000.

In connection with the accounting for new capital leases, we increased property, plant and equipment and long-term debt by $2,567,000.

Nine Months Ended December 24, 2011:

In connection with the fiscal year 2012 acquisitions, liabilities were assumed as follows:

Fair value of assets acquired	$7,799,000
Goodwill acquired	31,895,000
Cash paid, net of cash acquired	(37,843,000)

Liabilities assumed	$1,851,000

In connection with the completion of purchase price accounting, we increased property, plant and equipment, deferred income tax asset, goodwill, intangible assets and obligations under capital leases by $1,331,000, $381,000, $325,000, $297,000 and $2,334,000, respectively.

In connection with the exercise of stock options and the satisfaction of tax withholding obligations by our Executive Chairman and another member of the Board of Directors, we increased current liabilities, Common Stock, paid-in capital and treasury stock by $5,485,000, $6,000, $8,685,000 and $14,176,000, respectively.

In connection with the accounting for income tax benefits related to the exercise of stock options, we decreased current liabilities and increased paid-in capital by $4,999,000.

Note 7 – Cash Dividend

In May 2012, our Board of Directors declared a regular quarterly cash dividend during fiscal year 2013 of $.10 per common share or common share equivalent to be paid beginning with the first quarter of fiscal year 2013. Our Board of Directors accelerated the record and payment date of the $.10 per share regular quarterly cash dividend for the fourth quarter such that the dividend was paid together with the third quarter dividend in December 2012. This combined dividend of $.20 per share was paid on December 21, 2012 to shareholders of record as of December 11, 2012. However, the declaration of and any determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, compliance with charter and credit facility restrictions, and such other factors as the Board of Directors deems relevant.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Debt

In December 2012, we amended our revolving Credit Facility agreement to include the following: the committed sum was increased by $75 million to $250 million; the term was extended for another one and a half years, such that the Facility now expires in December 2017; and the $75 million accordion feature was maintained. There were no other changes in terms including those related to covenants or interest rates. There are now six banks participating in the syndication.

Note 9 – Subsequent Events

See Note 2 for a discussion of acquisitions subsequent to December 29, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including (without limitation) statements made in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain statements of future expectations and other forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this report, statements containing the words “believe”, “anticipate”, “intend”, “expect”, “may”, “could”, “plan”, “continue”, “should”, “project”, “estimate” and words of similar report constitute forward-looking statements. Forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed. These factors include, but are not necessarily limited to, the effect of economic conditions, product demand, dependence on and competition within the primary markets in which the our stores are located, the need for and costs associated with store renovations and other capital expenditures, the impact of competitive services and pricing, product development, parts supply restraints or difficulties, industry regulation, risks relating to leverage and debt service (including sensitivity to fluctuations in interest rates), continued availability of capital resources and financing, risks relating to protection of customer and employee personal data, risks relating to litigation, risks relating to integration of acquired businesses, the availability of vendor rebates and other factors set forth or incorporated elsewhere herein and in the our other Securities and Exchange Commission filings, including the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012. Except as required by law, we do not undertake to update any forward-looking statement that may be made from time to time by us or on our behalf.

Results of Operations

The following table sets forth income statement data of Monro Muffler Brake, Inc. expressed as a percentage of sales for the fiscal periods indicated:

	Quarter Ended Fiscal December		Nine Months Ended Fiscal December
	2012	2011	2012	2011
Sales	100.0%	100.0%	100.0%	100.0%

Cost of sales, including distribution and occupancy costs	63.4	61.6	61.3	59.2

Gross profit	36.6	38.4	38.7	40.8

Operating, selling, general and administrative expenses	26.7	25.5	27.9	26.4

Operating income	9.9	12.8	10.9	14.4

Interest expense - net	0.8	0.7	0.8	0.7

Other income - net	0.0	0.0	0.0	0.0

Income before provision for income taxes	9.1	12.1	10.1	13.7

Provision for income taxes	3.2	4.5	3.7	5.1

Net income	5.9%	7.7%	6.4%	8.6%

Third Quarter and Nine Months Ended December 29, 2012 Compared to Third Quarter and Nine Months Ended December 24, 2011

Sales were $190.4 million for the quarter ended December 29, 2012 as compared with $176.7 million in the quarter ended December 24, 2011. The sales increase of $13.7 million or 7.8%, was due to an increase of $23 million related to new stores. Partially offsetting this was a comparable store sales decrease of 5.9% and a decrease in sales from closed stores amounting to $1.6 million. There were 89 selling days in the quarter ended December 29, 2012 as compared to 90 in the quarter ended December 24, 2011. Adjusting for days, comparable store sales decreased 4.9%.

Similar to transactions that occurred in previous years, during the quarter ended December 29, 2012, we completed the bulk sale of approximately $2.4 million of slower moving inventory to a barter company in exchange for barter credits. The barter transactions for the quarter ended December 29, 2012 decreased gross profit and operating expenses each by .2% of sales, as compared to the quarter ended December 24, 2011. There were $.3 million of barter transactions in the quarter ended December 24, 2011.

Sales were $536.1 million for the nine months ended December 29, 2012 as compared with $514.8 million in the nine months ended December 24, 2011. The sales increase of $21.3 million or 4.1%, was due to an increase of $56.1 million related to new stores. This was partially offset by a decrease in comparable store sales of 5.9% and a decrease in sales from closed stores amounting to $5.3 million. There were 270 selling days in the first nine months of fiscal 2013 and 271 days in the first nine months of fiscal 2012. Adjusting for days, comparable store sales decreased 5.6%.

For the nine months ended December 29, 2012 and December 24, 2011, we sold a total of $2.4 million and $3.2 million respectively, of slow moving inventory in exchange for barter credits.

At December 29, 2012, we had 918 Company-operated stores and three franchised locations as compared with 803 company-operated stores and three franchised locations at December 24, 2011. (At March 31, 2012, there were 803 Company-operated stores.) During the quarter ended December 29, 2012, we added 65 stores. No stores were closed during the quarter ended December 29, 2012. Year to date, we added 121 stores and closed six.

We believe that the decline in comparable store sales resulted mainly from the continued weak U.S. economy and the continuing impact of a mild winter in 2011, early 2012 and thus far through December 2012. With lack of consumer confidence and high unemployment, we believe that customers are continuing to defer tire purchases and service repairs, especially on higher ticket items. While it appears that some repairs and tire purchases are being deferred, most can only be deferred for a period of time due to safety issues or state inspection requirements.

Gross profit for the quarter ended December 29, 2012 was $69.6 million or 36.6% of sales as compared with $67.8 million or 38.4% of sales for the quarter ended December 24, 2011. The decrease in gross profit for the quarter ended December 29, 2012, as a percentage of sales, is due to several factors.

Distribution and occupancy costs increased as a percentage of sales from the prior year as we lost leverage on these largely fixed costs with lower overall comparable store sales.

Total material costs, including outside purchases, increased as a percentage of sales as compared to the prior year. This was primarily due to a shift in mix to the lower margin service and tire categories, the latter due in part to the acquisition of more tire stores. There was also an increase in outside purchases as our store personnel tend to reach for sales in slower economic times, performing some services they may not normally perform, requiring them to buy additional parts outside. These increases were partially offset by a decrease in oil costs as compared to the prior year, helped in part by our newly-negotiated oil pricing.

Labor costs were relatively flat as a percentage of sales as compared to the prior year.

Gross profit for the nine months ended December 29, 2012 was $207.6 million, or 38.7% of sales, as compared with $209.9 million or 40.8% of sales for the nine months ended December 24, 2011. The year-to-date decrease in gross profit as a percent of sales is due to increased material costs as described above, along with increased distribution and occupancy costs and labor costs, due to loss of leverage on lower comparable store sales.

Operating expenses for the quarter ended December 29, 2012 were $50.8 million or 26.7% of sales as compared with $45.1 million or 25.5% of sales for the quarter ended December 24, 2011. Increased operating expenses such as manager pay, advertising and supplies related to the fiscal 2013 acquired stores accounted for $4.9 million of the increase. Additionally, operating expenses were reduced last year by $1.7 million gain on the sale of seven stores in Long Island. Excluding that gain, operating expenses related to fiscal 2013 acquired stores and due diligence costs of $.8 million incurred this quarter related to the fiscal 2013 acquisitions, operating expenses are down a total of $1.7 million from the prior year third quarter. This demonstrates that on a comparable store basis, we experienced some leverage in this line through focused cost control and pay plans which appropriately adjust for performance.

For the nine months ended December 29, 2012, operating expenses increased by $13.4 million to $149.3 million from the comparable period of the prior year and were 27.9% of sales as compared to 26.4%. Accounting for the bulk of the increase were the aforementioned $1.7 million fiscal 2012 gain, $10.0 million of operating expenses related to the fiscal 2013 acquired stores and $1.5 million of due diligence costs, all totaling $13.2 million.

Operating income for the quarter ended December 29, 2012 of approximately $18.8 million decreased by 16.8% as compared to operating income of approximately $22.6 million for the quarter ended December 24, 2011, and decreased as a percentage of sales from 12.8% to 9.9%.

Operating income for the nine months ended December 29, 2012 of approximately $58.2 million decreased by 21.3% as compared to operating income of approximately $74.0 million for the nine months ended December 24, 2011, and decreased as a percentage of sales from 14.4% for the nine months ended December 24, 2011 to 10.9% for the nine months ended December 29, 2012.

Net interest expense for the quarter ended December 29, 2012 increased by $.3 million to $1.5 million and .8% as a percentage of sales, as compared to .7% for the same period in the prior year. The weighted average debt outstanding for the quarter ended December 29, 2012 increased by approximately $58.3 million as compared to the quarter ended December 24, 2011, primarily related to an increase in debt outstanding under our revolving Credit Facility agreement for the purchase of our recent acquisitions. Largely offsetting this increase was a decrease in the weighted average interest rate of approximately 370 basis points from the prior year due to a shift in the percentage of debt (revolver vs. capital leases) outstanding at a lower rate. Additionally, amortization of financing fees over the higher outstanding revolving credit balance for the quarter is causing a decrease in the weighted average interest rate.

Net interest expense for the nine months ended December 29, 2012 increased by approximately $.5 million as compared to the same period in the prior year, and increased .1% as a percentage of sales for the same periods. Weighted average debt increased by approximately $39.3 million and the weighted average interest rate decreased by approximately 270 basis points as compared to the same period of the prior year.

The effective tax rate for the quarter ended December 29, 2012 and December 24, 2011 was 35.4% and 36.9%, respectively, of pre-tax income.

The effective tax rate for the nine months ended December 29, 2012 and December 24, 2011 was 36.6% and 37.5%, respectively, of pre-tax income.

Net income for the quarter ended December 29, 2012 of $11.3 million decreased 16.9% from net income for the quarter ended December 24, 2011. Earnings per share on a diluted basis for the quarter ended December 29, 2012 of $.35 decreased 16.7%.

For the nine months ended December 29, 2012, net income of $34.4 million decreased 21.9% and diluted earnings per share of $1.07 decreased 21.9%.

Capital Resources and Liquidity

Capital Resources

Our primary capital requirements in fiscal year 2013 are for upgrading our facilities and systems, including the completion of the approximate $4.5 million expansion of our Rochester, New York office and warehouse facility which began in fiscal 2012, and the funding of our store expansion program, including potential acquisitions of existing store chains. For the nine months ended December 29, 2012, our primary capital requirements involved the funding of our fiscal year 2013 acquisitions totaling $146 million as well as the upgrading of facilities and systems and the funding of our store expansion program totaling $21.1 million. Funds for these capital expenditures were provided primarily by cash flow from operations and from our revolving credit facility.

We paid cash dividends of $12.7 million during the nine months ended December 29, 2012. In May 2012, our Board of Directors declared its intention to pay a regular quarterly cash dividend of $.10 per common share or common share equivalent beginning with the first quarter of fiscal year 2013. Our Board of Directors accelerated the record and payment date of the $.10 per share regular quarterly cash dividend for the fourth quarter such that the dividend was paid out together with the third quarter dividend in December 2012. This combined dividend of $.20 per share was payable on December 21, 2012 to shareholders of record as of December 11, 2012. However, the declaration of and any determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, compliance with charter and credit facility restrictions, and such other factors as the Board of Directors deems relevant.

On December 30, 2012, we acquired 12 retail tire and automotive repair stores from Enger Auto Service Mentor, Inc. and nine retail tire and automotive repair stores from Tire King of Durham, Inc. These acquisitions were financed through our existing credit facility.

We also plan to continue to seek suitable acquisition candidates. We believe we have sufficient resources available (including cash and equivalents, net cash flow from operations and bank financing) to expand our business as currently planned for the next twelve months.

Liquidity

In June 2011, we entered into a five-year, $175 million revolving Credit Facility agreement with seven banks. The Credit Facility amended and restated, in its entirety, the Credit Facility previously entered into by Monro as of July 2005 and amended from time to time. The Credit Facility also provided an accordion feature permitting us to request an increase in availability of up to an additional $75 million.

In December 2012, the Credit Facility was amended to include the following: the committed sum was increased by $75 million to $250 million; the term was extended for another one and a half years, such that the Facility now expires in December 2017; and the $75 million accordion feature was maintained. There were no other changes in terms including those related to covenants or interest rates. There are now six banks participating in the syndication. There was $124 million outstanding at December 29, 2012. We were in compliance with all debt covenants at December 29, 2012.

Within the Credit Facility, we have a sub-facility of $40 million available for the purpose of issuing standby letters of credit. There was an outstanding letter of credit for $20 million at December 29, 2012.

The net availability under the Credit Facility at December 29, 2012 was $106 million.

Specific terms of the Credit Facility permit the payment of cash dividends not to exceed 50% of the prior year’s net income, and permit mortgages and specific lease financing arrangements with other parties with certain limitations. Additionally, the Credit Facility is not secured by our real property, although we have agreed not to encumber our real property, with certain permissible exceptions. The agreement also requires the maintenance of specified interest and rent coverage ratios.

We have financed certain store properties and equipment with capital leases, which amounted to $49 million at December 29, 2012 and are due in installments through 2042.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued new accounting guidance that revises the manner in which entities present comprehensive income in their financial statements. The guidance removed the presentation options in previously issued accounting guidance on comprehensive income, and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The guidance does not change the items that must be reported in other comprehensive income. This guidance is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011. The adoption of this guidance in the first quarter of fiscal 2013 required new presentation of our Consolidated Financial Statements.

In September 2012, the Financial Accounting Standards Board issued updated guidance on the periodic testing of indefinite-lived intangible assets for impairment. This guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that indefinite-lived intangible assets might be impaired and whether it is necessary to perform further impairment testing required under current accounting standards. This guidance is applicable for fiscal years beginning after September 15, 2012, with early adoption permitted. As all our intangible assets have definitive lives, this guidance will have no impact on our Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from potential changes in interest rates. At December 29, 2012 and March 31, 2012, we had approximately $124.2 million and $5.7 million, respectively, of debt financing, excluding capital leases, of which approximately .5% and 11.7%, respectively, was at fixed interest rates and therefore, the fair value is affected by changes in market interest rates. Our cash flow exposure on floating rate debt would result in interest expense fluctuations of approximately $1.2 million based upon our debt position for the nine months ended December 29, 2012 and less than $.1 million for the fiscal year ended March 31, 2012, given a 1% change in LIBOR.

Item 4. Controls and Procedures

Disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that we file or submit pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In conjunction with the close of each fiscal quarter and under the supervision of the Chief Executive Officer and Chief Financial Officer, we conduct an update, a review and an evaluation of the effectiveness of our disclosure controls and procedures. It is the conclusion of our Chief Executive Officer and Chief Financial Officer, based upon an evaluation completed as of the end of the most recent fiscal quarter reported on herein, that our disclosure controls and procedures were effective.

Changes in internal controls

There were no changes in our internal control over financial reporting during the quarter ended December 29, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MONRO MUFFLER BRAKE, INC.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party or subject to any legal proceedings other than certain claims and lawsuits that arise in the normal course of our business. We do not believe that such claims or lawsuits, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

Item 6. Exhibits

Exhibits

10.11a – Amendment No. 1 to the Amended and Restated Credit Agreement, dated December 17, 2012 by and among with Company, the several financial institutions party, RBS Citizens, N.A., as Administrative Agent for Lenders, Bank of America, N.A., as Syndication Agent, and JPMorgan Chase Bank, N.A. and Branch Banking and Trust Company, as Co-Documentation Agents.

10.72 – Supply Agreement, by and between the Company and Ashland Consumer Markets, as successor-in-interest to the Valvoline Company, a division of Ashland, Inc., dated August 1, 2012 and effective as of August 1, 2012. *

31.1 – Certification of John W. Van Heel pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2 – Certification of Catherine D’Amico pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1 – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101.CAL** - XBRL Taxonomy Extension Calculation Linkbase

101.INS** - XBRL Instance Document

101.LAB** - XBRL Taxonomy Extension Label Linkbase

101.PRE** - XBRL Taxonomy Extension Presentation Linkbase

101.SCH** - XBRL Taxonomy Extension Schema Linkbase

101.DEF** - XBRL Taxonomy Extension Definition Linkbase

*	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 of the Securities Exchange Act of 1934.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement of prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or deemed filed for purpose of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONRO MUFFLER BRAKE, INC.

DATE: February 7, 2013	By:	/s/ John W. Van Heel
John W. Van Heel
Chief Executive Officer and President

DATE: February 7, 2013
	By:	/s/ Catherine D’Amico
Catherine D’Amico
Executive Vice President-Finance, Treasurer and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.11a	Amendment No. 1 to the Amended and Restated Credit Agreement, dated December 17, 2012 by and among with Company, the several financial institutions party, RBS Citizens, N.A., as Administrative Agent for Lenders, Bank of America, N.A., as Syndication Agent, and JPMorgan Chase Bank, N.A. and Branch Banking and Trust Company, as Co-Documentation Agents.

10.72	Supply Agreement, by and between the Company and Ashland Consumer Markets, as successor-in-interest to the Valvoline Company, a division of Ashland, Inc., dated August 1, 2012 and effective as of August 1, 2012. *

31.1	Certification of John W. Van Heel pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Catherine D’Amico pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.INS**	XBRL Instance Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

101.SCH**	XBRL Taxonomy Extension Schema Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

*	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 of the Securities Exchange Act of 1934.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement of prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or deemed filed for purpose of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.