Form 10-K
period 2013-03-30
MONRO MUFFLER BRAKE INC
filed 2013-05-29
CIK 876427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended March 30, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, September 29, 2012, was approximately $1,021,500,000.

As of May 10, 2013, 31,267,245 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement (to be filed pursuant to Regulation 14A) for the 2013 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III hereof.

PART I

Item 1.    Business

GENERAL

Monro Muffler Brake, Inc. (“Monro”, the “Company”, “we”, “us”, or “our”) is a chain of 937 Company-operated stores (as of March 30, 2013), three franchised locations and 14 dealer-operated stores providing automotive undercar repair and tire services in the United States. At March 30, 2013, Monro operated Company stores in 22 states, including New York, Pennsylvania, Ohio, Connecticut, Massachusetts, West Virginia, Virginia, Maryland, Vermont, New Hampshire, New Jersey, North Carolina, South Carolina, Indiana, Rhode Island, Delaware, Maine, Illinois, Missouri, Wisconsin, Tennessee and Kentucky primarily under the names “Monro Muffler Brake & Service”, “Tread Quarters Discount Tire”, “Mr. Tire”, “Autotire Car Care Center”, “Tire Warehouse”, “Tire Barn Warehouse” and “Ken Towery’s Tire & Auto Care” (together, the “Company Stores”). Company Stores typically are situated in high-visibility locations in suburban areas and small towns, as well as in major metropolitan areas. Company Stores serviced approximately 4.7 million vehicles in fiscal 2013. (References herein to fiscal years are to the Company’s year ended fiscal March [e.g., references to “fiscal 2013” are to the Company’s fiscal year ended March 30, 2013].)

The predecessor to the Company was founded by Charles J. August in 1957 as a Midas Muffler franchise in Rochester, New York, specializing in mufflers and exhaust systems. The Company was incorporated in the State of New York in 1959. In 1966, we discontinued our affiliation with Midas Muffler, and began to diversify into a full line of undercar repair services. An investor group led by Peter J. Solomon and Donald Glickman purchased a controlling interest in the Company in July 1984. At that time, Monro operated 59 stores, located primarily in upstate New York, with approximately $21 million in sales in fiscal 1984. Since 1984, we have continued our growth and have expanded our marketing area to include 22 additional states (including dealer locations).

In December 1998, Monro appointed Robert G. Gross as President and Chief Executive Officer, who began full-time responsibilities on January 1, 1999. Effective October 1, 2012, Mr. Gross assumed the role of Executive Chairman and John W. Van Heel was appointed Chief Executive Officer.

The Company’s principal executive offices are located at 200 Holleder Parkway, Rochester, New York 14615, and our telephone number is (585) 647-6400.

Monro provides a broad range of services on passenger cars, light trucks and vans for brakes; mufflers and exhaust systems; steering, drive train, suspension and wheel alignment. Monro also provides other products and services including tires and routine maintenance services including state inspections. Monro specializes in the repair and replacement of parts which must be periodically replaced as they wear out. Normal wear on these parts generally is not covered by new car warranties. Monro typically does not perform under-the-hood repair services except for oil change services, various “flush and fill” services and some minor tune-up services. Monro does not sell parts or accessories to the do-it-yourself market.

All of the Company’s stores, except Tire Warehouse and Tire Barn Warehouse stores, provide the services described above. Tire Warehouse and Tire Barn Warehouse stores only sell tires and tire related services and alignments. However, a growing number of our stores are more specialized in tire replacement and service and, accordingly, have a higher mix of sales in the tire category. These stores are described below as tire stores, whereas the majority of our stores are described as service stores. (See additional discussion under “Operating Strategy”.) At March 30, 2013, there were 540 stores designated as service stores and 397 as tire stores.

Our sales mix for fiscal 2013, 2012 and 2011 is as follows:

	Service Stores			Tire Stores			Total Company
	FY13	FY12	FY11	FY13	FY12	FY11	FY13	FY12	FY11
Brakes	24%	26%	26%	9%	10%	9%	15%	18%	18%
Exhaust	9	10	10	1	1	1	4	5	5
Steering	12	12	12	8	8	8	10	10	11
Tires	17	16	16	60	60	62	42	39	38
Maintenance	38	36	36	22	21	20	29	28	28

Total	100%	100%	100%	100%	100%	100%	100%	100%	100%

The Company has one wholly-owned subsidiary, Monro Service Corporation, which is a Delaware corporation qualified to do business in the states of New York, Maryland, Illinois, Virginia, Kentucky and New Hampshire.

Monro Service Corporation holds all assets, rights, responsibilities and liabilities associated with our warehousing, purchasing, advertising, accounting, office services, payroll, cash management and certain other operations that are performed in the states of New York, Maryland, Illinois, Virginia, Kentucky and New Hampshire. We believe that this structure has enhanced operational efficiency and provides cost savings.

INDUSTRY OVERVIEW

According to industry reports, demand for automotive repair services, including undercar repair and tire services, has increased due to the general increase in the number of vehicles registered, the increase in the average age of vehicles and the increased complexity of vehicles, which makes it more difficult for a vehicle owner to perform do-it-yourself repairs.

At the same time as demand for automotive repair services has grown, the number of general repair outlets has decreased, principally because fewer gas stations now perform repairs, and because there are fewer new car dealers as a result of dealership closures by car manufacturers such as Chrysler and General Motors. We believe that these factors present opportunities for increased sales by the Company, even though the number of specialized repair outlets (such as those operated by Monro and our direct competitors) has increased to meet growing demand.

EXPANSION STRATEGY

Monro has experienced significant growth in recent years due to acquisitions and, to a lesser extent, the opening of new stores. Management believes that the continued growth in sales and profits of the Company is dependent, in large part, upon our continued ability to open/acquire and operate new stores on a profitable basis. Overall profitability of the Company could be reduced if acquired or new stores do not attain expected profitability.

Monro believes that there are significant expansion opportunities in new as well as existing market areas, which will result from a combination of constructing stores on vacant land and acquiring existing store locations. We believe that, as the industry consolidates due to the increasingly complex nature of automotive repair and the expanded capital requirements for state-of-the-art equipment, there will be increasing opportunities for acquisitions of existing businesses or store structures.

In that regard, we have completed several acquisitions in recent years, as follows:

Date of Acquisition	Seller	Number of Stores Acquired(a)		Location of Stores	Current Brand(f)
March 2004	Atlantic Automotive Corp.	26		MD, VA	Mr. Tire
October 2004	Rice Tire, Inc.	5		MD	Mr. Tire/Tread Quarters
March 2005	Henderson Holdings, Inc.	10		MD	Mr. Tire
April 2006	ProCare Automotive Service Solutions LLC	75		OH, PA	Monro/Mr. Tire
July 2007	Valley Forge Tire & Auto Centers	11		PA	Mr. Tire
July 2007	Craven Tire & Auto	8		VA	Mr. Tire
January 2008	Broad Elm Group	7		NY	Mr. Tire
June 2009	Am-Pac Tire Distributors	26		IL, MO	Autotire
September 2009	Midwest Tire & Auto Repair	4		IN	Mr. Tire
October 2009	Tire Warehouse Central, Inc.	41	(b)	ME, MA, NH, RI, VT	Tire Warehouse
November 2009	Cheshire Tire Center, Inc.	1		NH	Cheshire Tire
January 2010	Tire Warehouse Franchisees	2		MA, NH	Tire Warehouse
March 2010	Import Export Tire, Co.	5		PA	Mr. Tire
June 2010	Tire Warehouse Franchisee	2	(c)	ME	Monro/Tire Warehouse
November 2010	Courthouse Tire	3		VA	Mr. Tire
June 2011	Vespia Tire Centers, Inc.	24		NJ, PA	Mr. Tire
October 2011	Terry’s Tire Town	7		PA, OH	Mr. Tire
November 2011	Expert Tire, Inc.	1		ME	Tire Warehouse
April 2012	Kramer Tire Co.	20	(d)	VA	Kramer Tire/Tread Quarters
June 2012	Colony Tire Corporation	18		NC	Mr. Tire/Tread Quarters
August 2012	Tuffy Associates Corp.	17		SC, WI	Monro/Tread Quarters
October 2012	ChesleyCo, Inc.	5		NY	Monro/Mr. Tire
October 2012	Brothers Tire, Inc.	1		MA	Monro
November 2012	Everybody’s Oil Corporation	31		IL, IN, TN	Tire Barn Warehouse
December 2012	Ken Towery’s Auto Care of Kentucky, Inc./Ken Towery’s Auto Care of Indiana, Inc.	27	(e)	IN, KY	Ken Towery Tire & AutoCare
December 2012	Tire King of Durham, Inc.	9		NC	Mr. Tire
December 2012	Enger Auto Service, Inc.	12		OH	Mr. Tire

(a)	Nine stores were subsequently closed due to redundancies or failure to achieve an acceptable level of profitability. See additional discussion under “Store Additions and Closings”.

(b)	Six franchised locations were also acquired. Three were subsequently purchased by Monro and converted to Company-operated stores.

(c)	Includes one service store acquired in addition to the Tire Warehouse franchise location.

(d)	Two heavy truck tire and truck repair stores, two wholesale operations and a retread facility were also acquired and subsequently sold.

(e)	One wholesale operation was also acquired and is operating under the America’s Best Tires name.

(f)	In this table, “Monro” refers to the brand of “Monro Brake/Tires” or “Monro Muffler Brake & Service”, not the corporation.

The total number of stores that we operate in BJ’s Wholesale Clubs is 34 at March 30, 2013.

As of March 30, 2013, Monro had 937 Company-operated stores, three franchised locations and 14 dealer locations located in 23 states. The following table shows the growth in the number of Company-operated stores over the last five fiscal years:

STORE ADDITIONS AND CLOSINGS

	Year Ended Fiscal March
	2013		2012		2011		2010		2009
Stores open at beginning of year	803		781		777		710		720
Stores added during year	144	(b)	36	(c)	12	(d)	79	(e)	3
Stores closed during year (a)	(10)		(14)		(8)		(12)		(13)

Stores open at end of year	937		803		781		777		710

Service (including BJ’s) stores	540		536		547		551		566

Tire stores	397		267		234		226		144

(a)	Generally, stores were closed because they failed to achieve or maintain an acceptable level of profitability or because a new Company Store was opened in the same market at a more favorable location. Additionally, in fiscal 2012, we sold all of our seven stores in the Long Island market to Mavis Tire for $2.0 million.

(b)	Includes 140 stores acquired in the FY 2013 Acquisitions.

(c)	Includes 32 stores acquired in the FY 2012 Acquisitions.

(d)	Includes 10 stores acquired in the FY 2011 Acquisitions.

(e)	Includes 74 stores acquired in the FY 2010 Acquisitions.

We plan to add approximately four new greenfield stores in fiscal 2014 and to pursue appropriate acquisition candidates.

Key factors in market and site selection for selecting new greenfield store locations include population, demographic characteristics, vehicle population and the intensity of competition. Monro attempts to cluster stores in market areas in order to achieve economies of scale in advertising, supervision and distribution costs. All new sites presently under consideration are within Monro’s established market areas.

As a result of extensive analysis of our historical and projected store opening strategy, we have established major market profiles, as defined by market awareness: mature, existing and new markets. Over the next several years, we expect to build a greater percentage of stores in mature and existing markets in order to capitalize on our market presence and consumer awareness. During fiscal 2013, 103 of the stores added (including acquired stores) were located in existing markets. The remaining 41 stores added were in new markets.

We believe that management and operating improvements implemented over the last several fiscal years have enhanced our ability to sustain our growth. Monro has a chain-wide computerized inventory control and electronic point-of-sale (“POS”) management information system, which has increased management’s ability to monitor operations as the number of stores has grown.

We have customized the POS system to specific service and tire store requirements and deploy the appropriate version in each type of store. Being Windows-based, the system has simplified training of new employees. Additionally, the system includes the following:

•	Electronic mail and electronic cataloging, which allows store managers to electronically research the specific parts needed for the make and model of the car being serviced;

•	Electronic repair manuals that allow for instant access to a single source of accurate, up to date original equipment manufacturer-direct diagnosis, repair and maintenance information;

•

Software which contains data that mirrors the scheduled maintenance requirements in vehicle owners’ manuals, specifically by make, model, year and mileage for every major automobile brand. Management believes that this software facilitates the presentation and sale of scheduled maintenance services to customers;

•	Streamlining of estimating and other processes;

•	Graphic catalogs;

•	A feature which facilitates tire searches by size;

•	Direct mail support;

•	Appointment scheduling;

•	Customer service history;

•	A thermometer graphic which guides store managers on the profitability of each job;

•	The ability to view inventory of up to the closest 14 stores or warehouse; and

•	Expanded monitoring of price changes. This requires more specificity on the reason for a discount, which management believes helps to control discounting.

Enhancements will continue to be made to the POS system annually in an effort to increase efficiency, improve the quality and timeliness of store reporting and enable us to better serve our customers.

The financing to open a new greenfield service store location may be accomplished in one of three ways: a store lease for the land and building (in which case, land and building costs will be financed primarily by the lessor), a land lease with the building constructed by Monro (with building costs paid by Monro), or a land purchase with the building constructed by Monro. In all three cases, for service stores, each new store also will require approximately $190,000 for equipment (including a POS system and a truck) and approximately $55,000 in inventory. Because we generally do not extend credit to our customers, stores generate almost no receivables and a new store’s actual net working capital investment is nominal. Total capital required to open a new greenfield service store ranges, on average (based upon the last five fiscal years’ openings, excluding the BJ’s locations and the acquired stores), from $350,000 to $950,000 depending on the location and which of the three financing methods is used. In general, tire stores are larger and have more service bays than Monro’s traditional service stores and, as a result, construction costs are at the high end of the range of new store construction costs. Total capital required to open a new greenfield tire (land and building leased) location costs, on average, approximately $600,000, including $220,000 for equipment and $150,000 for inventory. In instances where Monro acquires an existing business, it may pay additional amounts for intangible assets such as customer lists, covenants not-to-compete, trade names and goodwill, but generally will pay less per bay for equipment and real property.

At March 30, 2013, we leased the land and/or the building at approximately 71% of our store locations and owned the land and building at the remaining locations. Monro’s policy is to situate new stores in the best locations, without regard to the form of ownership required to develop the locations.

New service and tire stores, (excluding acquired stores and BJ’s locations), have average sales of approximately $384,000 and $1,015,000, respectively, in their first 12 months of operation, or $64,000 and $145,000, respectively, per bay.

STORE OPERATIONS

Store Format

The typical format for a Monro store is a free-standing building consisting of a sales area, fully-equipped service bays and a parts/tires storage area. In BJ’s locations, Monro and BJ’s both operate counters in the sales area, while Monro operates the service bay area. Most service bays are equipped with above-ground electric vehicle lifts. Generally, each store is located within 25 miles of a “key” store which carries approximately double the inventory of a typical store and serves as a mini-distribution point for slower moving inventory for other stores in its area. Individual store sizes, number of bays and stocking levels vary greatly, even within the service and tire store groups, and are dependent primarily on the availability of suitable store locations, population, demographics and intensity of competition among other factors (See additional discussion under “Store Additions and Closings”). A summary of average store data for service and tire stores is presented below:

	Average Number of Bays	Average Square Feet	Average Inventory	Average Number of Stock Keeping Units (SKUs)
Service stores (excluding BJ’s and ProCare)	6	4,400	$99,000	2,600
Tire stores (excluding Tire Warehouse and Tire Barn Warehouse stores)	7	6,400	$135,000	1,300

Data for the acquired ProCare service stores has been excluded because the stores’ stock rooms are smaller than those in typical service stores and therefore, they generally carry less than half the amount of inventory of a typical service store.

Data for the Tire Warehouse and Tire Barn Warehouse stores has been excluded because these locations primarily only install new tires and wheels and many perform alignments. Additionally, most Tire Warehouse stores have no indoor service bays. The store building houses a waiting room, storage area and an area to mount and balance tires on the car’s wheels once the wheels and tires have been removed from the car. Removal of old tires and wheels from, and installation of new tires and wheels on, customers’ cars are performed outdoors under a carport. A growing number of Tire Warehouse stores have an indoor bay to perform alignments. The average inventory carried by the Tire Warehouse and Tire Barn Warehouse stores is $250,000 per store.

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

Inventory Control and Management Information System

All Company Stores communicate daily with the central office and warehouse by computerized inventory control and electronic POS management information systems, which enable us to collect sales and operational data on a daily basis, to adjust store pricing to reflect local conditions and to control inventory on a near “real-time” basis. Additionally, each store has access, through the POS system, to the inventory carried by up to the 14 stores or warehouse nearest to it. Management believes that this feature improves customer satisfaction and store productivity by reducing the time required to locate out-of-stock parts and tires. It also improves profitability because it reduces the amount of inventory which must be purchased outside Monro from local vendors.

Quality Control and Warranties

To maintain quality control, we conduct audits to rate our employees’ telephone sales manner and the accuracy of pricing information given.

We have a customer survey program to monitor customer attitudes toward service quality, friendliness, speed of service, and several other factors for each store. Customer concerns are addressed by customer service and field management personnel.

Monro uses a “Double Check for Accuracy Program” as part of our routine store procedures. This quality assurance program requires that a technician and supervisory-level employee (or in certain cases, another technician in tire stores) independently inspect a customer’s vehicle, diagnose and document the necessary repairs, and agree on an estimate before presenting it to a customer. This process is formally documented on the written estimate by store personnel.

We are an active member of the Automotive Maintenance & Repair Association (AMRA). AMRA is an organization of automotive retailers, wholesalers and manufacturers which was established as part of an industry-wide effort to address the ethics and business practices of companies in the automotive repair industry through the Motorist Assurance Program (MAP). Participating companies commit to improving consumer confidence and trust in the automotive repair industry by adopting “Uniform Inspection Communication Standards” (“UICS”) established by MAP. These “UICS” are available in our stores and serve to provide consistent recommendations to customers in the diagnosis and repair of a vehicle.

We offer limited warranties on substantially all of the products and services that we provide. We believe that these warranties are competitive with industry practices and serve as a marketing tool to increase repeat business at our stores.

Store Personnel and Training

Monro supervises store operations primarily through our Divisional Vice Presidents who oversee Zone Managers who, in turn, oversee Market Managers. The typical service store is staffed by a Store Manager and four to six technicians, one of whom serves as the Assistant Manager. The typical tire store, except Tire Warehouse stores, is staffed by a Store Manager, an Assistant Manager and/or Service Manager, and four to eight technicians. Larger volume service and tire stores may also have one or two sales people. The higher staffing level at many tire stores is necessary to support their higher sales volume. Tire Warehouse stores are generally staffed by a Store Manager and two to four technicians, one of whom serves as the Assistant Manager. All Store Managers receive a base salary and Assistant Managers receive either hourly or salaried compensation. In addition, Store Managers and Assistant Managers may receive other compensation based on their store’s customer relations, gross profit, labor cost controls, safety, sales volume and other factors via a monthly or quarterly bonus based on performance in these areas.

We believe that the ability to recruit and retain qualified technicians is an important competitive factor in the automotive repair industry, which has historically experienced a high turnover rate. We make a concerted effort to recruit individuals who will have a long-term commitment to the Company and offer an hourly rate structure and additional compensation based on productivity; a competitive benefits package including health, dental, life and disability insurance; a 401(k)/profit-sharing plan; as well as the opportunity to advance within the Company. Many of our Store Managers and Market Managers started with the Company as technicians.

Many of our new technicians join the Company in their early twenties as trainees or apprentices. As they progress, they are promoted to technician and eventually master technician, the latter requiring ASE certification in both brakes and suspension. We offer a tool purchase program through which trainee technicians can acquire their own set of tools. We also will reimburse technicians for the cost of ASE certification registration fees and test fees and encourage all technicians to become certified by providing a higher hourly wage rate following their certification.

Our training program provides multiple training sessions to both Store Managers and technicians in each store, each year.

Management training courses are developed and delivered by our dedicated training department and Operations management, and are supplemented with live and on-line vendor training courses. Management training covers customer service, sales, human resources (counseling, recruiting, interviewing, etc.), leadership, scheduling, financial and operational areas, and is delivered on a regular basis. We believe that involving Operations management in the development and delivery of these sessions results in more relevant and actionable training for Store Managers, and helps to improve overall performance and staff retention.

Our training department develops and coordinates technical training courses on critical areas of automotive repair to Monro technicians (e.g. Antilock braking systems (“ABS”) brake repair, drivability, tire pressure monitoring system (“TPMS”), etc.) and also conducts required technical training to maintain compliance with state inspection licenses, where applicable, and AMRA/MAP accreditation. Additionally, our training department holds periodic field technical clinics for store personnel and coordinates technician attendance at technical clinics offered by our vendors. We have electronic repair manuals installed in all of our stores for daily reference. We also issue technical bulletins to all stores on innovative or complex repair processes, and maintain a centralized database for technical repair problems. In addition, Monro has established a telephone technical help line to provide assistance to store personnel in resolving problems encountered while diagnosing and repairing vehicles. The help line is available during all hours of store operation. Monro also maintains an employee web page that contains many resources that are available for both managers and technicians to reference.

OPERATING STRATEGY

Monro’s operating strategy is to provide our customers with a wide range of dependable, high-quality automotive services at a competitive price by emphasizing the following key elements.

Products and Services

The typical store provides a full range of undercar repair services for brakes, steering, mufflers and exhaust systems, drive train, suspension and wheel alignment, as well as tire replacement and service. These services apply to all makes and models of domestic and foreign cars, light trucks and vans. As a percentage of sales, the service stores provide significantly more brake and exhaust service than tire stores, and tire stores provide substantially more tire replacement and related services than service stores.

Stores generally provide many of the routine maintenance services (except engine diagnostic), which automobile manufacturers suggest or require in the vehicle owners’ manuals, and which fulfill manufacturers’ requirements for new car warranty compliance. We offer “Scheduled Maintenance” services in our stores whereby the aforementioned services are packaged and offered to consumers based upon the year, make, model and mileage of each specific vehicle. Management believes that we are able to offer this service in a more convenient and cost competitive fashion than auto dealers can provide.

Included in maintenance services are oil change services, heating and cooling system “flush and fill” service, belt installation, fuel system service and a transmission “flush and fill” service. Additionally, most stores replace and service batteries, starters and alternators. Stores in New York, West Virginia, New Hampshire, Maryland, Rhode Island, New Jersey, Pennsylvania, North Carolina, Virginia, Missouri, Maine, Vermont and Wisconsin perform annual state inspections. Approximately 55% of our stores also offer air conditioning services.

We began a program in the third quarter of fiscal year 2007 to increase tire and tire related sales, such as alignments, in our service stores. The goal was to increase the overall sales of these stores by capturing tire and related sales from existing store traffic and eventually drive additional traffic and sales. The program involves increasing the specific sales training of store managers, expanding the tire merchandise selection in these stores, and raising the focus of store advertising in this category. This initiative, which is called “Black Gold”, has now been rolled out to 258 of the Company’s service stores, primarily in markets where we also have tire stores, which allows for utilization of inventory.

The format of the Tire Warehouse and Tire Barn Warehouse stores, acquired in fiscal year 2010 and fiscal year 2013, respectively, are slightly different from Monro’s typical service or tire stores (as described above) in that, generally, over 97% of the stores’ sales involve tire services, including the mounting and balancing of tires, and the sale of road hazard warranties. All stores provide the installation of wiper blades. Currently, 19 Tire Warehouse and 20 Tire Barn Warehouse stores perform alignments. In fiscal year 2014, Monro plans to expand the number of Tire Warehouse and Tire Barn Warehouse stores offering alignment services to a total of 46 stores.

Customer Satisfaction

Monro’s vision of being the dominant Auto Service provider in the markets we serve is supported by a set of values displayed in each Company Store emphasizing TRUST:

•	Total Customer Satisfaction

•	Respect, Recognize and Reward (employees who are committed to these values)

•	Unparalleled Quality and Integrity

•	Superior Value and

•	Teamwork

Also displayed in each Company Store are guiding principles in support of our commitment to customer service: only present needed work; fix vehicles right the first time; complete vehicle service on time; and exceed the customer’s expectations.

Additionally, each Company-operated store operates under the following set of customer satisfaction principles: free inspection of brakes, tires, shocks, front end and exhaust systems (as applicable); item-by-item review with customers of problem areas; free written estimates; written guarantees; drive-in service without an appointment; fair and reasonable prices; a 30-day best price guarantee; and repairs by professionally-trained undercar and tire specialists. (See additional discussion under “Store Operations: Quality Control and Warranties”.)

Competitive Pricing, Advertising and Co-branding Initiatives

Monro seeks to set competitive prices for quality services and products. We support our pricing strategy by advertising through direct mail coupon inserts and in-store promotional signage and displays. In addition, to increase consumer awareness of the services we offer, Monro advertises through radio, yellow pages, newspapers, service reminders and digital marketing. Our digital marketing efforts include email marketing, paid search on all major search engines, search remarketing, and banner and mobile advertising. We also manage social media profiles for all Monro brands on Twitter, Facebook and Foursquare.

Our websites include www.Monro.com, www.MrTire.com, www.Tirewarehouse.net, www.Kentowery.com, and www.TireBarn.com. These sites help customers search for store locations, print coupons, make service appointments, shop for tires and access information on our services and products, as well as car care tips.

Monro currently maintains mobile apps on the iPhone and Android platforms for the Monro, Mr. Tire and Tire Warehouse brands. Our mobile apps enable customers to manage vehicle service records on their smart phones and access information, coupons and specials, as they do on our websites.

Centralized Control

Unlike many of our competitors, we operate, rather than franchise, most of our stores (except for the three Tire Warehouse franchises and 14 dealer locations). We believe that direct operation of stores enhances our ability to compete by providing centralized control of such areas of operations as service quality, store appearance, promotional activity and pricing. A high level of competence is maintained throughout the Company, as we require, as a condition of employment, that employees participate in periodic training programs, including sales, management, customer service and changes in automotive technology. Additionally, purchasing, distribution, merchandising, advertising, accounting and other store support functions are centralized primarily in Monro’s corporate headquarters in Rochester, New York, and are provided through our subsidiary, Monro Service Corporation. The centralization of these functions results in efficiencies and gives management the ability to closely monitor and control costs.

Comprehensive Training

We provide ongoing, comprehensive training to our store employees. We believe that such training provides a competitive advantage by enabling our technicians to provide quality service to our customers in all areas of undercar repair and tire service. (See additional discussion under “Store Operations: Store Personnel and Training”.)

PURCHASING AND DISTRIBUTION

Through our wholly-owned subsidiary Monro Service Corporation, we select and purchase tires, parts and supplies for all Company-operated stores on a centralized basis through an automatic replenishment system. Although purchases outside the centralized system (“outside purchases”) are made when needed at the store level, these purchases are low by industry standards, and accounted for approximately 15% of all parts and tires used in fiscal 2013.

Our ten largest vendors accounted for approximately 80% of our parts and tire purchases, with the largest vendor accounting for approximately 18% of total stocking purchases in fiscal 2013. Monro currently imports approximately 30% of our parts and tire purchases. We purchase parts and tires from approximately 100 vendors. Management believes that our relationships with vendors are excellent and that alternative sources of supply exist, at comparable cost, for substantially all parts used in our business. We routinely obtain bids from vendors to ensure we are receiving competitive pricing and terms.

Most parts are shipped by vendors to our primary warehouse facility in Rochester, New York, and are distributed to stores by the Monro-operated tractor/trailer fleet. The majority of tires are shipped to our stores directly by vendors pursuant to orders placed by our headquarters staff. During fiscal 2013, we completed an expansion of our warehouse from 80,000 square feet to 135,000 square feet. Stores are replenished at least monthly from this warehouse, and such replenishment fills, on average, 95% of all items ordered by the stores’ automatic POS-driven replenishment system. The Rochester warehouse stocks approximately 5,600 SKUs. Monro also operates warehouses in Maryland, Virginia, Illinois, New Hampshire and Kentucky. These warehouses carry, on average, 4,100; 1,800; 1,100; 800 and 1,700 SKUs, respectively.

We enter into contracts with certain parts and tire suppliers, some of which require us to buy (at market prices) up to 100% of our annual purchases of specific products. These agreements expire at various dates through July 2017. We believe these agreements provide us with high quality, branded merchandise at preferred pricing, along with strong marketing and training support.

COMPETITION

Monro competes in the retail automotive service and tire industry. This industry is generally highly competitive and fragmented, and the number, size and strength of competitors vary widely from region to region.

We believe that competition in this industry is based on customer service and reputation, store location, name awareness and price. Monro’s primary competitors include national and regional undercar, tire specialty and general automotive service chains, both franchised and company-operated; car dealerships, mass merchandisers’ operating service centers; and, to a lesser extent, gas stations, independent garages and Internet tire sellers. Monro considers TBC Corporation (operating under the NTB, Merchant’s Tire, Midas and Tire Kingdom brands), Firestone Complete Auto Care service stores and Meineke Discount Mufflers Inc. to be direct competitors. In most of the new markets that we have entered, at least one competitor was already present. In identifying new markets, we analyze, among other factors, the intensity of competition. (See “Expansion Strategy” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.)

EMPLOYEES

As of March 30, 2013, Monro had 5,850 employees, of whom 5,531 were employed in the field organization, 96 were employed at the warehouses, 186 were employed at our corporate headquarters and 37 were employed in other offices. Monro’s employees are not members of any union. We believe that our relations with our employees are good.

REGULATION

Monro stores new oil and recycled antifreeze and generates and/or handles used tires and automotive oils, antifreeze and certain solvents, which are disposed of by licensed third-party contractors. In certain states, as required, we also recycle oil filters. Thus, we are subject to a number of federal, state and local environmental laws including the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”). In addition, the United States Environmental Protection Agency (the “EPA”), under the Resource Conservation and Recovery Act (“RCRA”), and various state and local environmental protection agencies regulate our handling and disposal of waste. The EPA, under the Clean Air Act, also regulates the installation of catalytic converters by Monro and all other repair stores by periodically spot checking repair jobs, and has the power to fine businesses that use improper procedures or materials. The EPA has the authority to impose sanctions, including civil penalties up to $37,500 per violation (or up to $37,500 per day for certain willful violations or failures to cooperate with authorities), for violations of RCRA and the Clean Air Act.

We are subject to various laws and regulations concerning workplace safety, zoning and other matters relating to our business. We maintain programs to facilitate compliance with these laws and regulations. We believe that we are in substantial compliance with all applicable environmental and other laws and regulations and that the cost of such compliance is not material to the Company.

Monro is environmentally conscious, and takes advantage of recycling opportunities at our offices, warehouses and stores. Cardboard, plastic shrink wrap and parts’ cores are returned to the warehouse by the stores on Monro stock trucks. There, they are accumulated for sale to recycling companies or returned to parts manufacturers for credit.

SEASONALITY

Although our business is not highly seasonal, customers do purchase more undercar service during the period of March through October than the period of November through February, when miles driven tend to be lower. In the tire stores, the better sales months are typically May through August, and October through December. The slowest months are typically January through April and September. As a result, profitability is typically lower during slower sales months, or months where mix is more heavily weighted toward tires, which is a lower margin category. Additionally, since our stores are primarily located in the northeastern United States, profitability tends to be lower in the winter months when certain costs, such as utilities and snow plowing, are typically higher.

COMPANY INFORMATION AND SEC FILINGS

Monro maintains a website at www.monro.com and makes its annual, quarterly and periodic Securities and Exchange Commission (“SEC”) filings available through the Investor Information section of that website. Monro’s SEC filings are available through this website free of charge, via a direct link to the SEC website at www.sec.gov. Monro’s filings with the SEC are also available to the public at the SEC Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330.

Item 1A.    Risk Factors

In addition to the risks discussed elsewhere in this annual report, the following are the important factors that could cause Monro’s actual results to differ materially from those projected in any forward looking statements:

We operate in the highly competitive automotive repair industry.

The automotive repair industry in which we operate is generally highly competitive and fragmented, and the number, size and strength of our competitors varies widely from region to region. We believe that competition in the industry is based primarily on customer service, reputation, store location, name awareness and price. Our primary competitors include national and regional undercar, tire specialty and general automotive service chains, both franchised and company-operated, car dealerships, mass merchandisers’ operating service centers and, to a lesser extent, gas stations, independent garages and Internet tire sellers. Some of our competitors have greater financial resources, are more geographically diverse and have better name recognition than we do, which might place us at a competitive disadvantage to those competitors. Because we seek to offer competitive prices, if our competitors reduce prices, we may be forced to reduce our prices, which could have a material adverse effect on our business, financial condition and results of operations. Further, our success within this industry also depends upon our ability to respond in a timely manner to changes in customer demands for both products and services. We cannot assure that we, or any of our stores, will be able to compete effectively. If we are unable to compete successfully in new and existing markets, we may not achieve our projected revenue and profitability targets.

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

Additionally, since our stores are primarily located in the northeastern United States, profitability tends to be lower in the winter months when certain costs, such as utilities and snow plowing, are typically higher.

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

We depend on close relationships with our vendors for parts, tires and supplies and for our ability to purchase products at competitive prices and terms. Our ability to purchase at competitive prices and terms results from the volume of our purchases from these vendors. We have entered into various contracts with parts suppliers that require us to buy from them (at market prices) up to 100% of our annual purchases of specific products. These agreements expire at various dates through July 2017.

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

We are sometimes the subject of complaints or litigation from customers, employees or other third parties for various actions. From time to time, we are involved in litigation involving claims related to, among other things, breach of contract, tortious conduct and employment law matters, including payment of wages. The damages sought against us in some of these litigation proceedings could be substantial. Although we maintain liability insurance for some litigation claims, if one or more of the claims were to greatly exceed our insurance coverage limits or if our insurance policies do not cover a claim, this could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The nature of our business involves the receipt and storage of personal information about our customers and employees. If we experience a data security breach, we could be exposed to government enforcement actions and private litigation. In addition, our customers could lose confidence in our ability to protect their personal information, which could cause them to discontinue usage of credit cards or decline to use our services altogether. The loss of confidence from a data security breach involving employees could hurt our reputation and cause employee recruiting and retention challenges.

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

Any impairment of goodwill, other intangible assets or long-lived assets could negatively impact our results of operations.

Our goodwill, other intangible assets or long-lived assets, are subject to an impairment test on an annual basis and are also tested whenever events and circumstances indicate that goodwill, intangible assets and/or long-lived assets may be impaired. Any excess goodwill resulting from the impairment test must be written off in the period of determination. Intangible assets (other than goodwill and indefinite-lived intangible assets) and other long-lived assets are generally amortized or depreciated over the useful life of such assets. In addition, from time to time, we may acquire or make an investment in a business that will require us to record goodwill based on the purchase price and the value of the acquired tangible and intangible assets. We have significantly increased our goodwill as a result of our acquisitions. We may subsequently experience unforeseen issues with the businesses we acquire, which may adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets for such business. Future determinations of significant write-offs of goodwill, intangible assets or other long-lived assets, as a result of an impairment test or any accelerated amortization or depreciation of other intangible assets or other long-lived assets could have a material negative impact on our results of operations and financial condition. We have completed our annual impairment test for goodwill in accordance with the applicable accounting guidance, and have concluded that we do not have any impairment of goodwill for the year ended March 30, 2013.

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

New accounting guidance may require systems and other changes that could increase our operating costs and/or change our financial statements. For example, implementing future accounting guidance related to leases and other areas impacted by the current convergence project between the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) could require us to make significant changes to our lease management system or other accounting systems, and could result in changes to our financial statements. Additionally, implementing future accounting guidance related to leases or other items could potentially impact certain performance metrics and financial ratios, and potentially require the renegotiation of debt covenants.

Unanticipated changes in the interpretation or application of existing accounting guidance could result in material charges or restatements of our financial statements, which may further result in litigation or regulatory actions which could have an adverse effect on our financial condition and results of operations.

Healthcare reform legislation could have a negative impact on our business, financial condition and results of operations.

The enacted Patient Protection and Affordable Care Act, as well as other healthcare reform legislation considered by Congress and state legislators, could significantly impact our healthcare cost structure and increase our healthcare-related expenses. We are currently evaluating the potential impact the healthcare reform legislation will have on our business and the steps necessary to mitigate the impacts, including potential modifications to our current benefit plans, operational changes to minimize the impact of the legislation to our cost structure and increases to selling prices to mitigate the expected increase in healthcare-related expenses. If we cannot effectively modify our programs and operations in response to the new legislation, our results of operations, financial condition and cash flows may be adversely impacted.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

The Company, through Monro Service Corporation, owns its office/warehouse facility of approximately 165,000 square feet (including 70,000 square feet from our recent expansion), which is located on 12.7 acres of land in Holleder Technology Park, in Rochester, New York. Monro Service Corporation also owns a second office/warehouse facility of approximately 28,000 square feet, which is located on 11.8 acres of land in Swanzey, New Hampshire. Additionally, we lease warehouse space in Maryland, Virginia, Illinois and Kentucky.

Of Monro’s 937 Company-operated stores at March 30, 2013, 272 were owned, 560 were leased and for 105 stores, only the land was leased. In general, we lease store sites for a ten-year period with several five-year renewal options. Giving effect to all renewal options, approximately 58% of the leases (383 stores) expire after 2023. Certain of the leases provide for contingent rental payments if a percentage of annual gross sales exceeds the base fixed rental amount. The highest contingent percentage rent of any lease is 6.75%, and no such lease has adversely affected profitability of the store subject thereto. An officer of Monro or members of his family are the lessors, or have interests in entities that are the lessors, with respect to six of the leases. No related party leases, other than the six assumed as part of the Mr. Tire Acquisition in March 2004, have been entered into, and no new related party leases are contemplated.

As of March 30, 2013, there was $.7 million outstanding under a mortgage held by the City of Rochester, New York, secured by the land on which the headquarters office and warehouse is located.

Item 3.    Legal Proceedings

Monro currently and from time to time is involved in litigation incidental to the conduct of our business, including employment-related litigation arising from claims by current and former employees. Although we diligently defend against these claims, we may enter into discussions regarding settlement of these and other lawsuits, and may enter into settlement agreements, if management believes settlement is in the best interests of Monro and our shareholders. Although the amount of liability that may result from these matters cannot be ascertained, management does not currently believe that, in the aggregate, they will result in liabilities material to Monro’s financial condition or results of operations.

Item 4.    Mine Safety Disclosures

Not Applicable.

Item 5.    Market for the Company’s Common Equity and Related Stockholder Matters

MARKET INFORMATION

Monro’s common stock, par value $.01 per share, (the “Common Stock”) is traded on the NASDAQ Stock Market under the symbol “MNRO”. The following table sets forth, for our last two fiscal years, the range of high and low sales prices on the NASDAQ Stock Market for the Common Stock:

	Fiscal 2013		Fiscal 2012
Quarter Ended	High	Low	High	Low
June	$42.45	$31.43	$34.20	$28.70
September	$39.33	$30.72	$41.39	$32.81
December	$36.49	$30.72	$41.45	$31.51
March	$41.30	$33.00	$47.62	$36.99

HOLDERS

At May 10, 2013, Monro’s Common Stock was held by approximately 4,600 shareholders of record or through nominee or street name accounts with brokers.

EQUITY COMPENSATION PLAN INFORMATION

As of March 30, 2013, Monro maintained stock option plans under which employees and non-employee directors could be granted Common Stock options to purchase shares of Monro’s Common Stock. The following table contains information relating to such plans as of March 30, 2013.

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	1,864,114	$28.66	297,179
Equity compensation plans not approved by security holders

Total	1,864,114	$28.66	297,179

DIVIDENDS

In May 2011, Monro’s Board of Directors declared its intention to pay a regular quarterly cash dividend of $.08 per common share or common share equivalent in the first quarter of fiscal 2012.

In July 2011, Monro’s Board of Directors declared its intention to pay a regular quarterly cash dividend of $.09 per common share or common share equivalent beginning with the second quarter of fiscal 2012.

In May 2012, Monro’s Board of Directors declared its intention to pay a regular quarterly cash dividend of $.10 per common share or common share equivalent to be paid beginning with the first quarter of fiscal year 2013. Monro’s Board of Directors accelerated the record and payment date of the $.10 per share regular quarterly cash dividend for the fourth quarter such that the dividend was paid together with the third quarter dividend in December 2012. This combined dividend of $.20 per share was paid on December 21, 2012 to shareholders of record as of December 11, 2012.

In May 2013, Monro’s Board of Directors declared a regular quarterly cash dividend of $.11 per common share or common share equivalent to be paid to shareholders of record as of May 31, 2013. The dividend will be paid on June 11, 2013.

However, the declaration of and determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, compliance with charter and contractual restrictions, and such other factors as the Board of Directors deems relevant. Under our Revolving Credit Facility, we are not permitted to pay cash dividends in excess of 50% of our preceding year’s net income. For additional information regarding our Revolving Credit Facility, see Note 7 to the Company’s Consolidated Financial Statements.

Item 6.    Selected Financial Data

The following table sets forth selected financial and operating data of Monro for each year in the five-year period ended March 30, 2013. The financial data and certain operating data have been derived from Monro’s audited financial statements. This data should be read in conjunction with the financial statements and related notes included under Item 8 of this report and in conjunction with other financial information included elsewhere in this Form 10-K.

		Year Ended Fiscal March
		2013	2012	2011	2010	2009
		(Amounts in thousands, except per share data)
	Income Statement Data:
	Sales	$731,997	$686,552	$636,678	$564,639	$476,106
	Cost of sales, including distribution and occupancy costs	453,850	410,155	379,166	333,465	284,640

	Gross profit	278,147	276,397	257,512	231,174	191,466
	Operating, selling, general and administrative expenses	204,442	184,981	179,127	171,938	147,803

	Operating income	73,705	91,416	78,385	59,236	43,663
	Interest expense, net	7,213	5,220	5,095	6,090	5,979
	Other income, net	(332)	(490)	(647)	(279)	(430)

	Income before provision for income taxes	66,824	86,686	73,937	53,425	38,114
	Provision for income taxes	24,257	32,074	28,096	20,234	14,026

	Net income	$42,567	$54,612	$45,841	$33,191	$24,088

Earnings per share	Basic(a)	$1.36	$1.77	$1.52	$1.12	$0.85

	Diluted(a)	$1.32	$1.69	$1.44	$1.07	$0.80

	Weighted average number of Common Shares and equivalents
	Basic(b)	31,067	30,716	30,200	29,508	28,255

	Diluted(b)	32,308	32,237	31,807	30,978	30,149

	Cash dividends per common share or common share equivalent(b)(c)	$0.40	$0.35	$0.28	$0.23	$0.16

	Selected Operating Data:(d)
Sales growth:
	Total	6.6%	7.8%	12.8%	18.6%	8.4%
	Comparable store(e)	(7.3)%	2.0%	4.2%	7.2%	6.7%
	Stores open at beginning of year	803	781	777	710	720

	Stores open at end of year	937	803	781	777	710

	Capital Expenditures(f)	$34,185	$28,556	$17,507	$21,333	$23,637

	Balance Sheet Data (at period end):
	Net working capital	$30,011	$24,506	$19,343	$24,715	$30,389
	Total assets	711,532	510,092	451,840	444,143	376,866
	Long-term obligations	186,746	51,164	41,990	96,427	97,098
	Shareholders’ equity	365,042	327,499	280,249	232,670	194,291

(a)	See Note 11 for calculation of basic and diluted earnings per share.

(b)	Adjusted in fiscal years 2009-2010 for the effect of Monro’s December 2010 three-for-two stock split.

(c)	All years include four dividend payments other than fiscal year 2010 which has five payments/accruals due to timing.

(d)	Includes Company-operated stores only – no dealer or franchise locations.

(e)	Comparable store sales data (not adjusted for days) is calculated based on the change in sales of only those stores open as of the beginning of the preceding fiscal year.

(f)	Amount does not include the funding of the purchase price related to acquisitions.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth income statement data of Monro expressed as a percentage of sales for the fiscal years indicated:

	Year Ended Fiscal March
	2013	2012	2011
Sales	100.0%	100.0%	100.0%
Cost of sales, including distribution and occupancy costs	62.0	59.7	59.6

Gross profit	38.0	40.3	40.4
Operating, selling, general and administrative expenses	27.9	26.9	28.1

Operating income	10.1	13.3	12.3
Interest expense, net	1.0	0.8	0.8
Other income, net	—	(0.1)	(0.1)

Income before provision for income taxes	9.1	12.6	11.6
Provision for income taxes	3.3	4.7	4.4

Net income	5.8%	8.0%	7.2%

FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not historical facts, including (without limitation) statements made in this Item and in “Item 1 – Business”, may contain statements of future expectations and other forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Annual Report on Form 10-K, the words “anticipates”, “believes”, “contemplates”, “see”, “could”, “estimate”, “intend”, “plans” and variations thereof and similar expressions, are intended to identify forward-looking statements. Forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed. These factors include, but are not necessarily limited to, product demand, dependence on and competition within the primary markets in which Monro’s stores are located, the need for and costs associated with store renovations and other capital expenditures, the effect of economic conditions, the impact of competitive services and pricing, parts supply restraints or difficulties, industry regulation, risks relating to leverage and debt service (including sensitivity to fluctuations in interest rates), continued availability of capital resources and financing, disruption or unauthorized access to our computer systems, risks relating to protection of customer and employee personal data, risks relating to litigation, risks relating to integration of acquired businesses, including goodwill impairment and the risks set forth in “Item 1A. Risk Factors”. Except as required by law, we do not undertake to update any forward-looking statement that may be made from time to time by us or on our behalf.

CRITICAL ACCOUNTING POLICIES

We believe that the accounting policies listed below are those that are most critical to the portrayal of our financial condition and results of operations, and that required management’s most difficult, subjective and complex judgments in estimating the effect of inherent uncertainties. This section should be read in conjunction with Note 1 to the Consolidated Financial Statements which includes other significant accounting policies.

Inventory

We evaluate whether inventory is stated at the lower of cost or market based on historical experience with the carrying value and life of inventory. The assumptions used in this evaluation are based on current market conditions and we believe inventory is stated at the lower of cost or market in the consolidated financial statements. In addition, historically we have been able to return excess items to vendors for credit or sell such inventory to wholesalers. Future changes by vendors in their policies or willingness to accept returns of excess inventory could require a revision in the estimates.

Carrying Values of Goodwill and Long-Lived Assets

We have a history of growth through acquisitions. Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. The carrying value of goodwill is subject to annual impairment reviews in accordance with accounting guidance on goodwill and other intangible assets, which we typically perform in the third quarter of the fiscal year. Impairment reviews may also be triggered by any significant events or changes in circumstances affecting our business.

Because we have only one reporting unit which encompasses all operations including new acquisitions, we believe there is little risk of impairment. The goodwill impairment test consists of a two-step process, if necessary. We perform a qualitative assessment to determine if it is more likely than not that the fair value is less than the carrying value of goodwill. If the qualitative factors are triggered, we perform the two-step process. The first step is to compare the fair value of our invested capital to the book value of our invested capital. If the fair value is less than its carrying value, the second step of the impairment test must be performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill.

Intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses and are amortized over their estimated useful lives. All intangibles and other long-lived assets are reviewed when events or changes in circumstances indicate that the asset’s carrying value may not be recoverable. If such indicators are present, it is determined whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amounts.

A deterioration of macroeconomic conditions may not only negatively impact the estimated operating cash flows used in our cash flow models, but may also negatively impact other assumptions used in our analyses, including, but not limited to, the estimated cost of capital and/or discount rates. Additionally, as discussed above, in accordance with accounting guidance, we are required to ensure that assumptions used to determine fair value in our analyses are consistent with the assumptions a hypothetical marketplace participant would use. As a result, the cost of capital and/or discount rates used in our analyses may increase or decrease based on market conditions and trends, regardless of whether our actual cost of capital has changed. Therefore, we may recognize an impairment of an intangible asset or assets even though realized actual cash flows are approximately equal to or greater than our previously forecasted amounts.

Self-Insurance Reserves

We are largely self-insured with respect to workers’ compensation, general liability and employee medical claims. In order to reduce our risk and better manage our overall loss exposure, we purchase stop-loss insurance that covers individual claims in excess of the deductible amounts, and caps total losses in a fiscal year. We maintain an accrual for the estimated cost to settle open claims as well as an estimate of the cost of claims that have been incurred but not reported. These estimates take into consideration the historical average claim volume, the average cost for settled claims, current trends in claim costs, changes in our business and workforce, and general economic factors. These accruals are reviewed on a quarterly basis, or more frequently if factors dictate a more frequent review is warranted. For more complex reserve calculations, such as workers compensation, we use the services of an actuary on an annual basis to assist in determining the required reserve for open claims.

Stock-Based Compensation

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the following assumptions. Expected volatilities are based on historical changes in the market price of the Company’s Common Stock. The expected term of options granted is derived from the terms and conditions of the award, as well as historical exercise behavior, and represents the period of time that options granted are expected to be outstanding. The risk-free rate is calculated using the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards. We use historical data to estimate forfeitures. The dividend yield is based on historical experience and expected future changes.

Income Taxes

Our provision for income taxes and effective tax rates are calculated by legal entity and jurisdiction and are based on a number of factors, including our income, tax planning strategies, differences between tax laws and accounting rules, statutory tax rates and credits, uncertain tax positions and valuation allowances. We use significant judgment and estimates in evaluating our tax positions.

Tax law and accounting rules often differ as to the timing and treatment of certain items of income and expense. As a result, the tax rate reflected in our tax return (the current or cash tax rate) is different from the tax rate reflected in our Consolidated Financial Statements. Some of the differences are permanent, while other differences are temporary as they reverse over time. We record deferred tax assets and liabilities for any temporary differences between the tax reflected in our Consolidated Financial Statements and tax bases. We establish valuation allowances when we believe it is more-likely-than-not that some portion of our deferred tax assets will not be realized.

At any one time, our tax returns for several tax years are subject to examination by U.S. federal and state taxing jurisdictions. We establish tax liabilities in accordance with the accounting guidance on income taxes. Under the accounting guidance, the impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized in the financial statements unless it is more-likely-than-not to be sustained. We adjust these tax liabilities, as well as the related interest and penalties, based on the latest facts and circumstances, including recently published rulings, court cases and outcomes of tax audits. To the extent our actual tax liability differs from our established tax liabilities for unrecognized tax benefits, our effective tax rate may be materially impacted. While it is often difficult to predict the final outcome of, the timing of, or the tax treatment of any particular tax position or deduction, we believe that our tax balances reflect the more-likely-than-not outcome of known tax contingencies.

RESULTS OF OPERATIONS

Fiscal 2013 As Compared To Fiscal 2012

Sales for fiscal 2013 increased $45.4 million or 6.6% to $732.0 million as compared to $686.6 million in fiscal 2012. The increase was due to an increase of $99.6 million related to new stores, of which $95.3 million came from the fiscal 2012 and fiscal 2013 acquisitions. Offsetting this was a decrease in comparable store sales of 7.3%. Additionally, there was a decrease in sales from closed stores amounting to $6.4 million. Fiscal 2013 was a 52-week year, and therefore, there were 361 selling days as compared to 368 selling days in fiscal 2012. Adjusting for days, comparable store sales were down 5.5%.

As occurred in previous years, we completed the bulk sale of approximately $2.4 million of slower moving inventory to Icon International, a barter company, in exchange for barter credits. The margin recognized in these transactions is typically less than our normal profit margin. The barter transaction that occurred in fiscal 2013 decreased gross profit and operating expenses by .1% of sales.

During the year, 144 stores were added and 10 were closed. At March 30, 2013, we had 937 Company-operated stores in operation.

We believe that the decline in comparable store sales for fiscal 2013 resulted mainly from the continued weak U.S. economy. With the continuation of high gasoline prices, lack of consumer confidence and high unemployment, we believe that customers are continuing to defer tire purchases and service repairs, especially on higher ticket items. Additionally, we believe that the milder winter weather this and last year also led to consumers deferring tire purchases. While it appears that repairs and tire purchases are being deferred more and for longer than in prior years, most can only be deferred for a period of time due to safety issues or state inspection requirements.

Gross profit for fiscal 2013 was $278.1 million or 38.0% of sales as compared with $276.4 million or 40.3% of sales for fiscal 2012. The decrease in gross profit for fiscal 2013, as a percentage of sales, is due to several factors. Total material costs increased as a percentage of sales as compared to the prior year. This was due to a shift in mix to the lower margin service and tire categories, the latter due in part to the acquisition of more tire stores.

Distribution and occupancy costs increased as a percentage of sales from the prior year as we lost leverage on these largely fixed costs with lower comparable store sales.

Labor costs were relatively flat as a percentage of sales as compared to the prior year.

Operating expenses for fiscal 2013 were $204.4 million or 27.9% of sales compared with $185.0 million or 26.9% of sales for fiscal 2012. Excluding the operating expenses related to the stores acquired in fiscal 2013, operating expenses actually decreased by approximately $1.5 million, after adjusting for the extra week in fiscal 2012. This demonstrates that the Company experienced leverage in this line on a comparable store basis through focused cost control and pay plans which appropriately adjust for performance.

Operating income in fiscal 2013 of $73.7 million decreased 19.4% compared to operating income of $91.4 million in fiscal 2012, and decreased as a percentage of sales from 13.3% to 10.1%.

Net interest expense for fiscal 2013 increased by approximately $2.0 million as compared to the prior year, and increased as a percentage of sales from .8% to 1.0%. The weighted average debt outstanding for the year ended March 30, 2013 increased by approximately $75 million from fiscal 2012, primarily related to an increase in debt outstanding under our Revolving Credit Facility to fund the purchase of our fiscal 2013 acquisitions. Largely offsetting this increase was a decrease in the weighted average interest rate of approximately 340 basis points from the prior year due to a shift in the percentage of debt (revolver vs. capital leases) outstanding at a lower rate. Additionally, amortization of financing fees over the higher outstanding revolving credit balance is causing a decrease in the weighted average interest rate.

Our effective tax rate was 36.3% and 37.0%, respectively, of pre-tax income in fiscal 2013 and 2012. The difference primarily relates to the accounting for uncertain tax positions which may vary from year to year.

Net income for fiscal 2013 decreased by $12.0 million, or 22.1%, from $54.6 million in fiscal 2012, to $42.6 million in fiscal 2013, and earnings per diluted share decreased by 21.9% from $1.69 to $1.32 due to the factors discussed above.

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

As occurred in previous years, during fiscal 2012, we completed the bulk sale of approximately $3.2 million of slower moving inventory to Icon International, a barter company, in exchange for barter credits. The margin recognized in these transactions is typically less than our normal profit margin. However, the barter transactions for fiscal 2012 had no impact on gross profit, but decreased operating expenses by .2% of sales as compared to fiscal 2011. There were no barter transactions in fiscal 2011.

During the year, 36 stores were added and 14 were closed. At March 31, 2012, we had 803 Company-operated stores in operation.

We believe that the flat comparable store sales for fiscal 2012 resulted mainly from the continued weak U.S. economy. With the continuation of higher gasoline prices and lack of consumer confidence, we believe that customers are continuing to defer tire purchases and service repairs, especially on higher ticket items. As evidence, tire sales, which have increased every year on a comparable store basis during the past three years, decreased slightly for fiscal 2012 when adjusted for days as compared to the prior year. During the year, Monro, like most all other tire retailers, experienced a decline in the sale of tire units, which is believed to be attributable to consumer resistance to steeply rising prices. Additionally, we believe that the milder winter weather this year led to consumers deferring tire purchases. Related tire categories such as alignment sales declined for fiscal 2012 as well. We did have comparable store exhaust and brake sales increases for fiscal 2012, supporting our belief that consumers are keeping their cars longer and repairing them instead of trading them in for new cars. While it appears that some repairs and tire purchases are being deferred, most can only be deferred for a period of time due to safety issues or state inspection requirements. When customers do come in to have their vehicles repaired, our belief that they spend more on average because the problem with their vehicle has worsened due to additional wear, as evidenced by an increase in the average sales per invoice for fiscal 2012 as compared to the prior year.

Gross profit for fiscal 2012 was $276.4 million or 40.3% of sales as compared with $257.5 million or 40.4% of sales for fiscal 2011. The decrease in gross profit for fiscal 2012, as a percentage of sales, is due to several factors. Total material costs increased as a percentage of sales as compared to the prior year. We experienced significant increases in oil and tire costs as compared to the prior year and, for competitive reasons, did not increase selling prices to the degree that would have preserved gross margin percentages at prior year levels. Higher margin categories, such as brakes and exhaust, which had comparable store increases in the fiscal year, helped to slightly offset the effect of tire and oil cost increases, as did cost reductions obtained through the use of direct import products.

Distribution and occupancy costs decreased as a percentage of sales from the prior year as Monro, with higher overall sales, was able to better leverage these largely fixed costs.

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

Within operating expenses, over $8.3 million in selling, general and administrative (“SG&A”) expenses are directly attributed to increased direct store expenses such as manager pay, advertising and supplies related to the fiscal 2012 acquisition stores and a full year of expenses for the fiscal 2011 acquisition stores. On a comparable store basis, direct store expenses decreased $4.2 million (net of an increase of $2.2 million in expense related to the 53rd week) as compared to the prior year, demonstrating that we experienced leverage in this line through focused cost control. We incurred $1.9 million in costs related to acquisitions including $1.3 million in due diligence expenses related to the unsuccessful acquisition of Midas, Inc. Other drivers of the dollar increases in SG&A expenses were store support costs that increased by approximately $1.9 million including increased workers compensation and health care costs, partially offset by decreased management bonus expense of $1.6 million due to the Company not attaining certain profit goals for fiscal 2012. Additionally during the year, we sold seven stores for which a gain of $1.7 million was recognized.

Operating income in fiscal 2012 of $91.4 million increased 16.6% compared to operating income in fiscal 2011, and increased as a percentage of sales from 12.3% to 13.3%.

Net interest expense for fiscal 2012 increased by approximately $.1 million as compared to the same period in the prior year, and remained flat at .8% of sales for the same periods. The weighted average debt outstanding for the year ended March 31, 2012 decreased by approximately $12 million from fiscal 2011, primarily related to a decrease in debt outstanding under our Revolving Credit Facility. The weighted average interest rate increased by approximately 180 basis points in fiscal 2012 due to a shift to a larger percentage of debt (capital lease vs. revolver) outstanding at a higher rate.

Our effective tax rate was 37.0% and 38.0%, respectively, of pre-tax income in fiscal 2012 and 2011. The difference primarily relates to the accounting for uncertain tax positions which may vary from year to year.

Net income for fiscal 2012 increased by $8.8 million, or 19.1%, from $45.8 million in fiscal 2011, to $54.6 million in fiscal 2012, and earnings per diluted share increased by 17.4% from $1.44 to $1.69 due to the factors discussed above.

CAPITAL RESOURCES, CONTRACTUAL OBLIGATIONS AND LIQUIDITY

Capital Resources

Our primary capital requirements for fiscal 2013 were divided among the funding of acquisitions for $163.3 million, as well as the upgrading of facilities and systems, including the completion of the approximate $4.6 million expansion of our Rochester, New York office and warehouse facility which began in fiscal 2012, and funding of our store expansion program, all totaling $34.2 million. In fiscal 2012, our primary capital requirements involved the funding of acquisitions for $39.2 million, as well as the upgrading of facilities and systems, including $3.3 million of construction in progress for the expansion of the Rochester, New York office and warehouse facility, and systems and the funding of our store expansion program totaling $28.6 million. In both fiscal years 2013 and 2012, capital requirements were primarily met by cash flow from operations and from our revolving credit facility.

In fiscal 2014 we intend to open approximately four new stores. Total capital required to open a new greenfield service store ranges, on average (excluding the acquired stores and BJ’s locations), from $350,000 to $950,000 depending on whether the store is leased, owned or land leased. Total capital required to open a new greenfield tire (leased) location costs, on average, approximately $600,000, including $220,000 for equipment and $150,000 for inventory.

Monro paid dividends of $12.7 million in fiscal 2013. In May 2013, Monro’s Board of Directors declared its intention to pay a regular quarterly cash dividend of $.11 per common share or common share equivalent beginning with the first quarter of fiscal 2014.

We also plan to continue to seek suitable acquisition candidates. Management believes that we have sufficient resources available (including cash flow from operations and bank financing) to expand our business as currently planned for the next several years.

Contractual Obligations

Payments due by period under long-term debt, other financing instruments and commitments are as follows:

	Total	Within 1 Year	Within 2 to 3 Years	Within 4 to 5 Years	After 5 Years
	(Dollars in thousands)
Principal payments on long-term debt	$127,847		$660	$127,187
Capital lease commitments/financing obligations	63,813	$4,914	9,332	8,949	$40,618
Operating lease commitments	167,468	35,237	56,320	34,465	41,446

Total	$359,128	$40,151	$66,312	$170,601	$82,064

We believe that we can fulfill our contractual commitments utilizing our cash flow from operations and, if necessary, bank financing.

Liquidity

In June 2011, we entered into a five-year, $175 million Revolving Credit Facility agreement with seven banks (the “Credit Facility”). The Credit Facility amended and restated, in its entirety, the Credit Facility agreement previously entered into by Monro as of July 2005 and amended from time to time. The Credit Facility also provided an accordion feature permitting us to request an increase in availability of up to an additional $75 million.

In December 2012, the Credit Facility was amended to include the following: the committed sum was increased by $75 million to $250 million; the term was extended for another one and a half years, such that the Credit Facility now expires in December 2017; and the $75 million accordion feature was maintained. There were no other changes in terms including those related to covenants or interest rates. There are now six banks participating in the syndication. There was $127 million outstanding under the Credit Facility at March 30, 2013. We were in compliance with all debt covenants as of March 30, 2013.

During fiscal 2013, the interest rate on the Credit Facility was 100 basis points over LIBOR.

Within the Credit Facility, we have a sub-facility of $40 million for the purpose of issuing standby letters of credit. The line requires fees aggregating 1.125% annually of the face amount of each standby letter of credit, payable quarterly in arrears. There was $20 million in an outstanding letter of credit at March 30, 2013.

The net availability under the Credit Facility at March 30, 2013 was $103 million.

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

In addition, we have financed certain store properties and vehicles with capital leases/financing obligations, which amount to $64 million and are due in installments through 2042.

INFLATION

We do not believe our operations have been materially affected by inflation. Monro has been successful, in many cases, in mitigating the effects of merchandise cost increases principally through the use of volume discounts and alternative vendors, as well as selling price increases. See additional discussion under Risk Factors.

FINANCIAL ACCOUNTING STANDARDS

See “Recent Accounting Pronouncements” in Note 1 to the consolidated financial statements for a discussion of the impact of recently issued accounting standards on our Consolidated Financial Statements as of March 30, 2013 and for the year then ended, as well as the expected impact on the Consolidated Financial Statements for future periods.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Monro is exposed to market risk from potential changes in interest rates. At year end March 2013 and 2012, approximately .5% and 12%, respectively, of our debt financing, excluding capital leases, was at fixed interest rates and therefore, the fair value of such debt financing is affected by changes in market interest rates. Our cash flow exposure on floating rate debt interest expense would result in interest expense fluctuating approximately $1.3 million based upon our debt position at fiscal year ended March 30, 2013 and would not have materially fluctuated for the fiscal year ended March 31, 2012 given a 1% change in LIBOR.

Debt financing, including current portion, had a carrying amount of $127.8 million and a fair value of $127.8 million as of March 30, 2013, as compared to a carrying amount of $5.7 million and a fair value of $5.6 million as of March 31, 2012.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Monro Muffler Brake, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Monro Muffler Brake, Inc. and its subsidiary at March 30, 2013 and March 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended March 30, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 30, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Rochester, New York

May 29, 2013

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 30, 2013	March 31, 2012
	(Dollars in thousands)
Assets
Current assets:
Cash and equivalents	$1,463	$3,257
Trade receivables	2,835	1,828
Federal and state income taxes receivable	2,336	605
Inventories	118,210	97,356
Deferred income tax asset	13,154	10,687
Other current assets	28,412	20,567

Total current assets	166,410	134,300

Property, plant and equipment	499,892	424,425
Less – Accumulated depreciation and amortization	(229,034)	(211,431)

Net property, plant and equipment	270,858	212,994
Goodwill	235,289	132,656
Intangible assets	28,517	15,172
Other non-current assets	10,458	14,970

Total assets	$711,532	$510,092

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt, capital leases and financing obligations	$4,914	$3,908
Trade payables	61,006	45,349
Accrued payroll, payroll taxes and other payroll benefits	18,302	17,919
Accrued insurance	29,498	23,645
Warranty reserves	9,248	7,035
Other current liabilities	13,431	11,938

Total current liabilities	136,399	109,794

Long-term capital leases and financing obligations	58,899	45,504
Long-term debt	127,847	5,660
Accrued rent expense	6,057	6,133
Other long-term liabilities	11,762	5,143
Deferred income tax liability	2,096	6,424
Long-term income taxes payable	3,430	3,935

Total liabilities	346,490	182,593

Commitments
Shareholders’ equity:
Class C Convertible Preferred Stock, $1.50 par value, $.064 conversion value; 150,000 shares authorized; 32,500 shares issued and outstanding	49	49
Common Stock, $.01 par value, 65,000,000 and 45,000,000 shares authorized at March 30, 2013 and March 31, 2012, respectively; 37,327,967 and 36,855,258 shares issued at March 30, 2013 and March 31, 2012, respectively	373	368
Treasury Stock, 6,073,836 and 5,967,991 shares at March 30, 2013 and March 31, 2012, respectively, at cost	(90,064)	(86,493)
Additional paid-in capital	131,460	119,690
Accumulated other comprehensive loss	(4,043)	(3,555)
Retained earnings	327,267	297,440

Total shareholders’ equity	365,042	327,499

Total liabilities and shareholders’ equity	$711,532	$510,092

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended Fiscal March
	2013	2012	2011
	(Amounts in thousands, except per share data)
Sales	$731,997	$686,552	$636,678
Cost of sales, including distribution and occupancy costs	453,850	410,155	379,166

Gross profit	278,147	276,397	257,512

Operating, selling, general and administrative expenses	204,442	184,981	179,127

Operating income	73,705	91,416	78,385

Interest expense, net of interest income	7,213	5,220	5,095
Other income, net	(332)	(490)	(647)

Income before provision for income taxes	66,824	86,686	73,937
Provision for income taxes	24,257	32,074	28,096

Net income	$42,567	$54,612	$45,841

Other comprehensive (loss) income:
Net unrealized income on qualifying cash flow hedges, net of tax provision of $116			190
Changes in pension, net of tax (benefit) provision of ($299), ($1,211) and $287, respectively	(488)	(1,977)	469

Other comprehensive (loss) income	(488)	(1,977)	659

Comprehensive income	$42,079	$52,635	$46,500

Earnings per share:
Basic	$1.36	$1.77	$1.52

Diluted	$1.32	$1.69	$1.44

Weighted average number of common shares outstanding used in computing earnings per share:
Basic	31,067	30,716	30,200

Diluted	32,308	32,237	31,807

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Class C Convertible Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(Dollars in thousands)
Balance at March 27, 2010	$49	$236	$(70,590)	$88,377	$216,835	$(2,237)	$232,670
Net income					45,841		45,841
Other comprehensive income:
Unrealized gain on derivatives contracts ($306 pre-tax)(2)						190	190
Pension liability adjustment ($756 pre-tax)(1)						469	469
Dividends(3):
Preferred					(213)		(213)
Common					(8,477)		(8,477)
Tax benefit from exercise of stock options				3,531			3,531
Exercise of stock options(4)		4	(1,727)	5,670			3,947
Shares issued in connection with three-for-two stock split (See Note 1)		120		(6)	(122)		(8)
Stock option compensation				2,299			2,299

Balance at March 26, 2011	49	360	(72,317)	99,871	253,864	(1,578)	280,249
Net income					54,612		54,612
Other comprehensive income:
Pension liability adjustment (($3,188) pre-tax)(1)						(1,977)	(1,977)
Dividends(3):
Preferred					(266)		(266)
Common					(10,770)		(10,770)
Tax benefit from exercise of stock options				5,314			5,314
Exercise of stock options(4)		8	(14,176)	11,810			(2,358)
Stock option compensation				2,695			2,695

Balance at March 31, 2012	49	368	(86,493)	119,690	297,440	(3,555)	327,499
Net income					42,567		42,567
Other comprehensive loss:
Pension liability adjustment (($787) pre-tax)(1)						(488)	(488)
Dividends(3):
Preferred					(304)		(304)
Common					(12,436)		(12,436)
Tax benefit from exercise of stock options				2,764			2,764
Exercise of stock options(4)		5	(3,571)	5,922			2,356
Stock option compensation				3,084			3,084

Balance at March 30, 2013	$49	$373	$(90,064)	$131,460	$327,267	$(4,043)	$365,042

(1)	The balance related to the pension liability was $(4,043), $(3,555) and $(1,578), respectively, at March 30, 2013, March 31, 2012 and March 26, 2011.
(2)	The balance related to the derivatives contracts was $(190) at March 27, 2010.
(3)	Dividends paid per common share or common share equivalent were $.40, $.35 and $.28, respectively, for the years ended March 30, 2013, March 31, 2012 and March 26, 2011.
(4)	Includes the receipt of treasury stock in connection with the exercise of stock options and to partially satisfy tax withholding obligations.

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended Fiscal March
	2013	2012	2011
	(Dollars in thousands) Increase (Decrease) in Cash
Cash flows from operating activities:
Net income	$42,567	$54,612	$45,841

Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	27,500	23,583	22,380
Stock-based compensation expense	3,084	2,695	2,299
Excess tax benefits from share-based payment arrangements	(441)	(294)	(2,040)
Net change in deferred income taxes	(375)	3,162	2,551
Loss (gain) on disposal of assets	375	(1,247)	291
Change in operating assets and liabilities (excluding acquisitions)
Trade receivables	(511)	153	101
Inventories	(5,968)	4,589	(12,887)
Other current assets	(7,176)	(3,668)	975
Other non-current assets	5,468	(6,942)	3,329
Trade payables	15,657	4,048	(2,095)
Accrued expenses	3,826	(323)	3,545
Federal and state income taxes payable	1,779	3,577	501
Other long-term liabilities	(844)	(539)	99
Long-term income taxes payable	(505)	(780)	630

Total adjustments	41,869	28,014	19,679

Net cash provided by operating activities	84,436	82,626	65,520

Cash flows from investing activities:
Capital expenditures	(34,185)	(28,556)	(17,507)
Acquisitions, net of cash acquired	(163,326)	(39,243)	(10,193)
Proceeds from the disposal of assets	3,037	2,102	143

Net cash used for investing activities	(194,474)	(65,697)	(27,557)

Cash flows from financing activities:
Proceeds from borrowings	371,031	189,502	173,998
Principal payments on long-term debt, capital leases and financing obligations	(253,445)	(198,236)	(218,888)
Exercise of stock options	2,957	3,134	5,067
Excess tax benefits from share-based payment arrangements	441	294	2,040
Dividends paid	(12,740)	(11,036)	(8,690)

Net cash provided by (used for) financing activities	108,244	(16,342)	(46,473)

(Decrease) increase in cash	(1,794)	587	(8,510)
Cash at beginning of year	3,257	2,670	11,180

Cash at end of year	$1,463	$3,257	$2,670

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES

Background

Monro Muffler Brake, Inc. and its wholly owned subsidiary, Monro Service Corporation (together, “Monro”, “we”, “us”, or “our”), is engaged principally in providing automotive undercar repair and tire services in the United States. Monro had 937 Company-operated stores, three franchised locations and 14 dealer-operated automotive repair centers located primarily in the northeast and Great Lakes regions of the United States as of March 30, 2013. Monro’s operations are organized and managed in one operating segment.

Accounting estimates

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with such principles requires the use of estimates by management during the reporting period. Actual results could differ from those estimates.

Fiscal year

Monro reports its results on a 52/53 week fiscal year ending on the last Saturday of March of each year. The following are the dates represented by each fiscal period:

“Year ended Fiscal March 2013”: April 1, 2012 – March 30, 2013 (52 weeks)

“Year ended Fiscal March 2012”: March 27, 2011 – March 31, 2012 (53 weeks)

“Year ended Fiscal March 2011”: March 28, 2010 – March 26, 2011 (52 weeks)

Consolidation

The Consolidated Financial Statements include Monro Muffler Brake, Inc. and its wholly owned subsidiary, Monro Service Corporation, after the elimination of intercompany transactions and balances.

Revenue recognition

Sales are recorded upon completion of automotive undercar repair and tire services provided to customers. The following was Monro’s sales mix for fiscal 2013, 2012 and 2011:

	Year Ended Fiscal March
	2013	2012	2011

Brakes	15%	18%	18%

Exhaust	4	5	5

Steering	10	10	11

Tires	42	39	38

Maintenance	29	28	28

Total	100%	100%	100%

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue from the sale of tire road hazard warranty agreements is recognized on a straight-line basis over the contract period or other method where costs are not incurred ratably.

Cash equivalents

We consider all highly liquid instruments with original maturities of three months or less to be cash equivalents.

Inventories

Our inventories consist of automotive parts and tires. Inventories are valued at the lower of cost or market value using the first-in, first-out (FIFO) method.

Barter credits

In accordance with the guidance on nonmonetary transactions, we value barter credits at the fair market value of the inventory exchanged, as determined by reference to price lists for buying groups and jobber pricing. We use these credits primarily to pay vendors for purchases (mainly inventory vendors for the purchase of parts and tires) or to purchase other goods or services from the barter company such as advertising and travel.

Property, plant and equipment

Property, plant and equipment are stated at cost. Depreciation of property, plant and equipment is provided on a straight-line basis. Buildings and improvements related to owned locations are depreciated over lives varying from 10 to 39 years; machinery, fixtures and equipment over lives varying from 5 to 15 years; and vehicles over lives varying from 5 to 10 years. Computer software is depreciated over lives varying from 3 to 7 years. Buildings and improvements related to leased locations are depreciated over the shorter of the asset’s useful life or the reasonably assured lease term, as defined in the accounting guidance on leases. When property is sold or retired, the cost and accumulated depreciation are eliminated from the accounts and a gain or loss is recorded in the Consolidated Statements of Comprehensive Income. Expenditures for maintenance and repairs are expensed as incurred. (See Note 4.)

Long-lived assets

We evaluate the ability to recover long-lived assets whenever events or circumstances indicate that the carrying value of the asset may not be recoverable. In the event assets are impaired, losses are recognized to the extent the carrying value exceeds the fair value. In addition, we report assets to be disposed of at the lower of the carrying amount or the fair market value.

Store opening and closing costs

New store opening costs are charged to expense in the fiscal year when incurred. When we close a store, the estimated unrecoverable costs, including the remaining lease obligation net of sublease income, if any, are charged to expense.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leases

Financing Obligations –

We are often involved in the construction of leased stores. In some cases, we are responsible for construction cost over runs or non-standard tenant improvements. As a result of this involvement, we are deemed the “owner” for accounting purposes during the construction period, requiring us to capitalize the construction costs on our Consolidated Balance Sheet. Upon completion of the project, we perform a sale-leaseback analysis pursuant to guidance on accounting for leases to determine if we can remove the assets from our Consolidated Balance Sheet. For some of these leases, we are considered to have “continuing involvement”, which precluded us from derecognizing the assets from our Consolidated Balance Sheet when construction was complete (“failed sale-leaseback”). In conjunction with these leases, we have capitalized the construction costs on our Consolidated Balance Sheet and also recorded financing obligations representing payments owed to the landlord. We do not report rent expense for the properties which are owned for accounting purposes. Rather, rental payments under the lease are recognized as a reduction of the financing obligation and as interest expense.

Additionally, since we often assume leases in acquisition transactions the accounting for a seller who was involved in the construction of leased stores passes to us.

During the fourth quarter of fiscal 2013, Monro conducted a review of its lease accounting practices as it relates to certain sale-leaseback transactions.

In connection with this review, we have recorded an out of period adjustment to record previously unrecognized failed sale-leaseback transactions. The adjustment resulted in the recognition of additional property of $.4 million and capital leases and financing obligations of $.7 million on our March 2013 Consolidated Balance Sheet. As some of the stores impacted related to prior year acquisitions, we also recorded increases in goodwill of $1.9 million, deferred tax assets of $1.2 million and other long term liabilities of $2.3 million in our Consolidated Balance Sheet as of March 30, 2013. The impact to the fiscal 2013 Consolidated Statement of Comprehensive Income was recorded in the fourth quarter as a decrease of $1.0 million in occupancy costs and an increase of $.5 million in interest expense. The Company determined that this adjustment was not material to its current or prior period Consolidated Financial Statements.

Capital Leases –

Some of our property is held under capital leases. These assets are included in property, plant and equipment and depreciated over the term of the lease. We do not report rent expense for capital leases. Rather, rental payments under the lease are recognized as a reduction of the capital lease obligation and interest expense.

Operating Leases –

All other leases are considered operating leases. Rent expense, including rent escalations, is recognized on a straight-line basis over the reasonably assured lease term, as defined in the accounting guidance on leases. Generally, the lease term is the base lease term plus certain renewal option periods for which renewal is reasonably assured.

Goodwill and intangible assets

We have a history of growth through acquisitions. Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. The carrying value of goodwill is subject to annual

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment reviews in accordance with accounting guidance on goodwill, which we typically perform in the third quarter of the fiscal year. Impairment reviews may also be triggered by any significant events or changes in circumstances affecting our business.

We have one reporting unit which encompasses all operations including new acquisitions. The goodwill impairment test consists of a two-step process, if necessary. We perform a qualitative assessment to determine if it is more likely than not that the fair value is less than the carrying value of goodwill. If the qualitative factors are triggered, we perform the two-step process. The first step is to compare the fair value of our invested capital to the book value of its invested capital. If the fair value is less than its carrying value, the second step of the impairment test must be performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill.

Intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses and are amortized over their estimated useful lives. All intangibles and other long-lived assets are reviewed when events or changes in circumstances indicate that the asset’s carrying value may not be recoverable in accordance with accounting guidance. If such indicators are present, it is determined whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amounts. No such indicators were present in 2013, 2012 or 2011.

A deterioration of macroeconomic conditions may not only negatively impact the estimated operating cash flows used in our cash flow models, but may also negatively impact other assumptions used in our analyses, including, but not limited to, the estimated cost of capital and/or discount rates. Additionally, as discussed above, in accordance with accounting guidance, we are required to ensure that assumptions used to determine fair value in our analyses are consistent with the assumptions a hypothetical market participant would use. As a result, the cost of capital and/or discount rates used in our analyses may increase or decrease based on market conditions and trends, regardless of whether our actual cost of capital has changed. Therefore, we may recognize an impairment of an intangible asset or assets even though realized actual cash flows are approximately equal to or greater than its previously forecasted amounts.

As a result of our annual qualitative assessment performed in the third quarter of fiscal 2013, there were no impairments. There have been no triggering events as of the fourth quarter of fiscal 2013.

Self-insurance reserves

We are largely self-insured with respect to workers’ compensation, general liability and employee medical claims. In order to reduce our risk and better manage our overall loss exposure, we purchase stop-loss insurance that covers individual claims in excess of the deductible amounts. We maintain an accrual for the estimated cost to settle open claims as well as an estimate of the cost of claims that have been incurred but not reported. These estimates take into consideration the historical average claim volume, the average cost for settled claims, current trends in claim costs, changes in our business and workforce, and general economic factors. These accruals are reviewed on a quarterly basis, or more frequently if factors dictate a more frequent review is warranted. For more complex reserve calculations, such as workers’ compensation, we use the services of an actuary on an annual basis to assist in determining the required reserve for open claims.

Warranty

We provide an accrual for estimated future warranty costs for parts that we install based upon the historical relationship of warranty costs to sales. Warranty expense related to all product warranties at and for the years

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended March 2013, 2012 and 2011 was not material to our financial position or results of operations. See additional discussion of tire road hazard warranty agreements under the “Revenue recognition” section of this footnote.

Comprehensive income

As it relates to Monro, comprehensive income is defined as net earnings as adjusted for pension liability adjustments and unrealized gains or losses on financial instruments qualifying for cash flow hedge accounting, and is reported net of related taxes in the Consolidated Statements of Comprehensive Income and in the Consolidated Statements of Changes in Shareholders’ Equity.

Income taxes

Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using tax rates based on currently enacted rules and legislation and anticipated rates that will be in effect when the differences are expected to reverse. The accounting guidance for uncertainties in income tax prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Monro recognizes a tax benefit from an uncertain tax position in the financial statements only when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits and a consideration of the relevant taxing authority’s administrative practices and precedents. (See Note 8.)

Treasury stock

Treasury stock is accounted for using the par value method. During the year ended March 30, 2013, Monro’s current Chief Executive Officer surrendered 43,000 shares of Monro’s Common Stock at fair market value to pay the exercise price and to partially satisfy tax withholding obligations on the exercise of 113,000 stock options. During the years ended March 31, 2012 and March 26, 2011, Monro’s former Chief Executive Officer surrendered 386,000 and 50,000 shares, respectively, of Monro’s Common Stock at fair market value to pay the exercise price and to partially satisfy tax withholding obligations on the exercise of 563,000 and 90,000 stock options, respectively.

Stock-based compensation

In accordance with the guidance on accounting for stock options issued to employees, we measure compensation cost arising from the grant of share-based payments to an employee at fair value, and recognize such cost in income over the period during which the employee is required to provide service in exchange for the award, usually the vesting period. Forfeitures are estimated on the grant date and revised in subsequent periods if actual forfeitures differ from those estimates.

We recognize compensation expense related to stock options using the straight-line approach. Option awards generally vest equally over the service period established in the award, typically four years. We estimate fair value using the Black-Scholes valuation model. Assumptions used to estimate the compensation expense are determined as follows:

•	Expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees;

•	Expected volatility is measured using historical changes in the market price of Monro’s Common Stock;

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards;

•	Forfeitures are based substantially on the history of cancellations of similar awards granted by Monro in prior years; and

•	Dividend yield is based on historical experience and expected future changes.

The weighted average fair value of options granted during fiscal 2013, 2012 and 2011 was $8.67, $8.41 and $8.58, respectively. The fair values of the options granted were estimated on the date of their grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended Fiscal March
	2013	2012	2011
Risk-free interest rate	.53%	1.11%	1.52%
Expected life, in years	4	4	4
Expected volatility	34.0%	33.9%	35.1%
Expected dividend yield	1.14%	1.03%	0.93%

Total stock-based compensation expense included in selling, general and administrative and distribution expenses in Monro’s Consolidated Statements of Comprehensive Income for the years ended March 30, 2013, March 31, 2012 and March 26, 2011 was $3.1 million, $2.7 million and $2.3 million, respectively. The related income tax benefit was $1.2 million, $1.0 million and $.9 million, respectively.

Stock split effected in the form of a stock dividend

On November 15, 2010, Monro’s Board of Directors declared a three-for-two stock split to be effected in the form of a 50% stock dividend (“the December 2010 stock split”). The stock split was distributed on December 23, 2010 to shareholders of record as of December 13, 2010. All basic and diluted earnings per share, average shares outstanding information and all applicable footnotes have been adjusted to reflect the aforementioned stock split.

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

Advertising

We expense the production costs of advertising the first time the advertising takes place, except for direct response advertising which is capitalized and amortized over its expected period of future benefits.

Direct response advertising consists primarily of coupons for Monro’s services. The capitalized costs of this advertising are amortized over the period of the coupon’s validity, which ranges from six weeks to one year.

Prepaid advertising at March 30, 2013 and March 31, 2012, and advertising expense for the years ended March 2013, 2012 and 2011, were not material to these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Vendor rebates and cooperative advertising credits

We account for vendor rebates and cooperative advertising credits as a reduction of the cost of products purchased, except where the rebate or credit is a reimbursement of costs incurred to sell the vendor’s product, in which case it is offset against the costs incurred.

Guarantees

At the time we issue a guarantee, we recognize an initial liability for the fair value, or market value, of the obligation we assume under that guarantee.

Reclassifications

Certain amounts in these financial statements have been reclassified to maintain comparability among the periods presented.

Recent accounting pronouncements

In June 2011, the Financial Accounting Standards Board issued new accounting guidance that revised the manner in which entities present comprehensive income in their financial statements. The guidance removed the presentation options in previously issued accounting guidance on comprehensive income, and required entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The guidance did not change the items that must be reported in other comprehensive income. This guidance became effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011. The adoption of this guidance in the first quarter of fiscal 2013 required new presentation of our Consolidated Financial Statements.

In September 2012, the Financial Accounting Standards Board issued updated guidance on the periodic testing of indefinite-lived intangible assets for impairment. This guidance allows companies to assess qualitative factors to determine if it is more-likely-than-not that indefinite-lived assets might be impaired and whether it is necessary to perform further impairment testing required under current accounting standards. This guidance became applicable for fiscal years beginning after September 15, 2012, with early adoption permitted. As all of our intangible assets have definitive lives, this guidance had no impact on our Consolidated Financial Statements.

In February 2013, the Financial Accounting Standards Board issued new accounting guidance for the reporting of amounts reclassified out of accumulated other comprehensive income. This guidance requires companies to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income when applicable, or to cross-reference the reclassifications with other disclosures that provide additional detail about the reclassification made when the reclassifications are not made to net income. This guidance is effective for fiscal years and interim periods beginning after December 15, 2012 (March 31, 2013 for Monro). The adoption of this guidance will not have an impact on Monro’s Consolidated Financial Statements.

NOTE 2 — ACQUISITIONS

Monro’s acquisitions are strategic moves in our plan to fill in and expand our presence in our existing and contiguous markets, and leverage fixed operating costs such as distribution and advertising.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal 2013

During fiscal 2013, we acquired the following businesses for an aggregate purchase price of $163.6 million. The acquisitions were financed through our existing credit facility. The results of operations for these acquisitions are included in Monro’s financial results from the respective acquisition dates.

•

On December 30, 2012, we acquired 12 retail tire and automotive repair stores located in Ohio from Enger Auto Service Mentor, Inc. These stores produced approximately $9 million in net sales for their previous full fiscal year based on unaudited pre-acquisition historical information. These stores operate under the Mr. Tire name.

•

On December 30, 2012, we acquired nine retail tire and automotive repair stores located in North Carolina from Tire King of Durham, Inc. These stores produced approximately $11 million in net sales in their previous 12 months based on unaudited pre-acquisition historical information. These stores operate under the Mr. Tire name.

•

On December 16, 2012, we acquired 27 retail tire and automotive repair stores located in Indiana and Kentucky and a wholesale operation and warehouse in Kentucky from Ken Towery’s Auto Care of Kentucky, Inc. and Ken Towery’s Auto Care of Indiana, Inc. These stores and the wholesale operation produced approximately $54 million in net sales in their previous 12 months based on unaudited pre-acquisition historical information. These retail stores operate under the Ken Towery Tire and AutoCare name and the wholesale operation operates under the America’s Best Tires name.

•

On November 18, 2012, we acquired 31 retail tire stores located in Indiana, Tennessee and Illinois from Everybody’s Oil Corporation. These stores produced approximately $64 million in net sales for their previous full fiscal year based on audited pre-acquisition historical information. These stores operate under the Tire Barn Warehouse name.

•

On October 14, 2012, we acquired one retail tire and automotive repair store located in Massachusetts from Brothers Tire, Inc. This store produced approximately $1 million in net sales in its previous 12 months based on unaudited pre-acquisition historical information. This store operates under the Monro brand name.

•

On October 7, 2012, we acquired five retail tire and automotive repair stores located in New York from Chesley Co. Inc., a former Midas franchisee. These stores produced approximately $3 million in net sales in their previous 12 months based on unaudited pre-acquisition historical information. These stores operate under the Mr. Tire and Monro brand names.

•

On August 12, 2012, we acquired 17 retail tire and automotive repair stores located in Wisconsin and South Carolina from Tuffy Associates Corp. These stores produced approximately $9 million in annualized net sales in their previous 12 months based on unaudited pre-acquisition historical information. These retail tire and automotive repair stores operate under the Monro and Tread Quarters brand names.

•

On June 3, 2012, we acquired 18 retail tire and automotive repair stores located in North Carolina from Colony Tire Corporation. These stores produced approximately $25 million in net sales for their previous full fiscal year based on unaudited pre-acquisition historical information. These stores operate primarily under the Mr. Tire name.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•

On April 1, 2012, we acquired 20 retail tire and automotive repair stores located in Virginia from Kramer Tire Co. These stores produced approximately $25 million in net sales for their previous full fiscal year based on audited pre-acquisition historical information. These stores operate primarily under the Tread Quarters name. As part of the Kramer acquisition, two heavy truck tire and truck repair stores, two wholesale operations and a retread facility also located in Virginia were acquired. The non-retail facilities and the two heavy truck tire and truck repair stores were disposed of during May 2012.

The acquisitions resulted in goodwill related to, among other things, growth opportunities, synergies and economies of scale expected from combining these businesses with ours and unidentifiable intangible assets. All of the goodwill is expected to be deductible for tax purposes. We have recorded finite-lived intangible assets at their estimated fair value related to customer relationships, trade names and favorable leases.

In accordance with accounting guidance on business combinations, we expensed all costs related to the acquisitions during fiscal 2013. The total costs related to these acquisitions were $2.1 million for the year ended March 30, 2013. These costs are included in the Consolidated Statements of Comprehensive Income primarily under operating, selling, general and administrative expenses.

Sales and net loss for the fiscal 2013 acquired entities totaled $87 million and $1.4 million, respectively, for the period from acquisition date through March 30, 2013.

Supplemental pro forma information for the current or prior reporting periods has not been presented due to the impracticability of obtaining detailed, accurate or reliable data for the periods the acquired entities were not owned by Monro.

The preliminary fair values of identifiable assets acquired and liabilities assumed were based on preliminary valuation data and estimates. The excess of the net purchase price over the net tangible and intangible assets acquired was recorded as goodwill. The preliminary allocation of the aggregate purchase price as of March 30, 2013 was as follows:

As of Acquisition Date
(Dollars in thousands)
Inventory	$16,835
Other current assets	1,226
Intangible assets	16,841
Other non-current assets	52,883

Total assets acquired	87,785
Current liabilities	6,168
Long-term liabilities	19,083

Total liabilities assumed	25,251

Total net identifiable assets acquired	$62,534

Total consideration transferred	$163,568
Less: total net identifiable assets acquired	62,534

Goodwill	$101,034

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following are the intangible assets acquired and their respective fair values and weighted average useful lives.

	As of Acquisition Date
	(Dollars in thousands)
		Weighted Average Useful Life
Trade names	$4,815	7 years
Customer lists	9,764	5 years
Favorable leases	2,262	15 years

Total	$16,841	7 years

The purchase price allocation for Kramer was finalized during fiscal 2013. The Company continues to refine the valuation data and estimates related to road hazard warranty, intangible assets, real estate and real property leases for all other acquisitions and expects to complete the valuations no later than the first anniversary date of the respective acquisition. The Company anticipates that adjustments will continue to be made to the fair values of identifiable assets acquired and liabilities assumed and those adjustments may or may not be material.

Fiscal 2012

During fiscal 2012, we acquired the following businesses for an aggregate purchase price of $39.2 million. The acquisitions were financed through our existing credit facility. The results of operations for these acquired stores are included in Monro’s financial results from their respective acquisition dates.

•

In the third quarter of fiscal 2012, we acquired eight retail tire stores located in Ohio, Pennsylvania and Maine through two acquisitions. Collectively, these stores produced approximately $11 million in net sales for their previous full fiscal years based on unaudited pre-acquisition historical information. These stores operate under the Mr. Tire and Tire Warehouse brand names.

•

In the first quarter of fiscal 2012, we acquired 24 retail tire and automotive repair stores located in Pennsylvania and New Jersey from Vespia Tire Centers, Inc. These stores produced approximately $36 million in net sales for their previous full fiscal year based on unaudited pre-acquisition historical information. These stores operate under the Mr. Tire brand name.

The acquisitions resulted in goodwill related to, among other things, growth opportunities, synergies and economies of scale expected from combining these businesses with ours and unidentified intangible assets. All of the goodwill is expected to be deductible for tax purposes. We have recorded finite-lived intangible assets at their estimated fair value related to customer relationships and favorable leases.

In accordance with accounting guidance on business combinations, we expensed all costs related to the acquisitions during fiscal 2012. The total costs related to these acquisitions were not material to the Consolidated Statements of Comprehensive Income. These costs are included in the Consolidated Statements of Comprehensive Income primarily under operating, selling, general and administrative expenses.

Sales and net income for the fiscal 2012 acquired entities totaled $31 million and $1.0 million, respectively, for the period from acquisition date through March 31, 2012.

Supplemental pro forma information for the current or prior reporting periods has not been presented due to the impracticability of obtaining detailed, accurate or reliable data for the periods the acquired entities were not owned by Monro.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We finalized the purchase accounting relative to the fiscal 2012 acquisitions during fiscal 2013. The resulting adjustments were not material to the Consolidated Financial Statements. We have recorded the identifiable assets acquired and liabilities assumed at their estimated fair value as of their respective acquisition dates, with the remainder recorded as goodwill as follows:

As of Acquisition Date
(Dollars in thousands)
Inventory	$2,982
Other current assets	345
Intangible assets	3,808
Other non-current assets	5,616

Total assets acquired	12,751
Current liabilities	1,401
Long-term liabilities	6,311

Total liabilities assumed	7,712

Total net identifiable assets acquired	$5,039

Total consideration transferred	$39,243
Less: total net identifiable assets acquired	5,039

Goodwill	$34,204

The following are the intangible assets acquired and their respective fair values and weighted average useful lives.

	As of Acquisition Date
	(Dollars in thousands)
		Weighted Average Useful Life
Customer lists	$2,010	5 years
Favorable leases	1,798	11 years

Total	$3,808	8 years

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 — OTHER CURRENT ASSETS

The composition of other current assets is as follows:

	Year Ended Fiscal March
	2013	2012
	(Dollars in thousands)
Vendor rebates receivable	$10,662	$5,081
Prepaid rent	4,157	3,198
Barter credit receivable	3,750	2,850
Prepaid insurance	2,988	1,811
Prepaid advertising	1,744	1,762
Other receivables	1,686	2,269
Due from sellers	1,544
Prepaid real estate taxes	1,478	1,155
Due from vendors		1,986
Other	403	455

	$28,412	$20,567

NOTE 4 — PROPERTY, PLANT AND EQUIPMENT

The major classifications of property, plant and equipment are as follows:

		March 30, 2013			March 31, 2012
	Assets Owned	Assets Under Capital Lease/ Financing Obligations	Total	Assets Owned	Assets Under Capital Lease	Total
	(Dollars in thousands)
Land	$69,176		$69,176	$56,570		$56,570
Buildings and improvements	183,653	$54,917	238,570	153,835	$42,846	196,681
Equipment, signage and fixtures	169,562		169,562	149,388		149,388
Vehicles	18,256	67	18,323	15,717	67	15,784
Construction-in-progress	4,261		4,261	6,002		6,002

	444,908	54,984	499,892	381,512	42,913	424,425
Less – Accumulated depreciation and amortization	210,490	18,544	229,034	196,886	14,545	211,431

	$234,418	$36,440	$270,858	$184,626	$28,368	$212,994

Depreciation expense totaled $24.7 million, $22.0 million and $21.0 million for the fiscal years ended March 2013, 2012 and 2011, respectively.

Amortization expense recorded under capital leases and financing obligations and included in depreciation expense above totaled $3.9 million, $3.2 million and $2.9 million for the fiscal years ended March 2013, 2012 and 2011, respectively.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill during fiscal 2013 and 2012 were as follows:

(Dollars in thousands)
Balance at March 26, 2011	$98,535
Fiscal 2012 acquisitions	33,800
Adjustments to fiscal 2011 purchase accounting	321

Balance at March 31, 2012	132,656
Fiscal 2013 acquisitions	101,034
Disposal of assets related to fiscal 2013 acquisitions	(704)
Adjustments to fiscal 2012 purchase accounting	404
Other adjustments	1,899

Balance at March 30, 2013	$235,289

In fiscal 2013, the other adjustments relate to our review of lease accounting practices. (See Note 1).

The composition of other intangible assets is as follows:

	Year Ended Fiscal March
	2013		2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in thousands)
Customer lists	$19,403	$6,313	$9,539	$4,217
Trade names	11,747	3,891	6,932	3,286
Favorable leases	9,565	2,117	7,269	1,314
Other intangible assets	645	522	645	396

Total intangible assets	$41,360	$12,843	$24,385	$9,213

Monro’s intangible assets are being amortized over their estimated useful lives. The weighted average useful lives of Monro’s intangible assets are approximately eight years for customer lists, 10 years for trade names, 14 years for favorable leases and five years for other intangible assets.

Amortization of intangible assets during fiscal 2013, 2012 and 2011 totaled $2.8 million, $1.6 million and $1.4 million, respectively.

Estimated future amortization of intangible assets is as follows:

Year Ending Fiscal March	(Dollars in thousands)
2014	$4,032
2015	3,839
2016	3,704
2017	3,249
2018	2,477

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 — OTHER NON-CURRENT ASSETS

The composition of other non-current assets is as follows:

	March 30, 2013	March 31, 2012
	(Dollars in thousands)
Barter receivable	$7,947	$7,523
Notes receivable		3,691
Deposit		1,600
Other non-current assets	2,511	2,156

Total non-current assets	$10,458	$14,970

NOTE 7 — LONG-TERM DEBT, CAPITAL LEASES AND FINANCING OBLIGATIONS

Long-term debt, capital leases and financing obligations consist of the following:

	March 30, 2013	March 31, 2012
	(Dollars in thousands)
Revolving Credit Facility, LIBOR-based(a)	$127,187	$5,000
Mortgage Note Payable, non-interest bearing, secured by warehouse and office land, due in one installment in 2015	660	660

Long-term debt (there is no current portion due)	$127,847	$5,660

Obligations under capital leases and financing obligations at various interest rates, due in installments through 2042	$63,813	$49,412
Less – Current portion of capital leases and financing obligations	4,914	3,908

Long-term capital leases and financing obligations	$58,899	$45,504

(a)	The London Interbank Offered Rate (LIBOR) at March 30, 2013 was .20%.

In June 2011, we entered into a five-year, $175 million Revolving Credit Facility agreement with seven banks (the “Credit Facility”). This Credit Facility amended and restated, in its entirety, the Credit Facility agreement previously entered into by Monro as of July 2005 and amended from time to time. The Credit Facility also provided an accordion feature permitting us to request an increase in availability of up to an additional $75 million.

In December 2012, the Credit Facility was amended to include the following: the committed sum was increased by $75 million to $250 million; the term was extended for another one and a half years, such that the Credit Facility now expires in December 2017; and the $75 million accordion feature was maintained. There were no other changes in terms including those related to covenants or interest rates. There are now six banks participating in the syndication. There was $127.2 million outstanding under the Credit Facility at March 30, 2013.

During fiscal 2013, the interest rate on the facility was 100 basis points over LIBOR.

Within the Credit Facility, we have a sub-facility of $40 million for the purpose of issuing standby letters of credit. The line requires fees aggregating 1.125% annually of the face amount of each standby letter of credit, payable quarterly in arrears. There was $19.7 million in an outstanding letter of credit at March 30, 2013.

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

Long-term debt, including current portion, had a carrying amount of $127.8 million and a fair value of $127.8 million as of March 30, 2013, as compared to a carrying amount of $5.7 million and a fair value of $5.6 million as of March 31, 2012. The fair value of long-term debt was estimated based on discounted cash flow analyses using either quoted market prices for the same or similar issues, or the current interest rates offered to Monro for debt with similar maturities.

In addition, we have financed certain store properties and vehicles with capital leases/financing obligations, which amount to $63.8 million and are due in installments through 2042.

During fiscal 1995, Monro purchased 12.7 acres of land for $.7 million from the City of Rochester, New York, on which its office/warehouse facility is located. The City has provided financing for 100% of the cost of the land via a 20-year non-interest bearing mortgage, all due and payable in 2015.

Aggregate debt maturities over the next five years are as follows:

	Capital Leases/ Financing Obligations
Year Ending Fiscal March	Aggregate Amount	Imputed Interest	All Other Debt	Total
	(Dollars in thousands)
2014	$10,136	$(5,222)		$4,914
2015	9,685	(4,841)	$660	5,504
2016	8,937	(4,449)		4,488
2017	8,401	(4,072)		4,329
2018	8,306	(3,686)	127,187	131,807

NOTE 8 — INCOME TAXES

The components of the provision for income taxes are as follows:

	Year Ended Fiscal March
	2013	2012	2011
	(Dollars in thousands)
Current –
Federal	$22,366	$26,002	$22,094
State	2,266	2,910	3,451

	24,632	28,912	25,545

Deferred –
Federal	(101)	3,273	3,121
State	(274)	(111)	(570)

	(375)	3,162	2,551

Total	$24,257	$32,074	$28,096

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax (liabilities) assets consist of the following:

	March 30, 2013	March 31, 2012
	(Dollars in thousands)
Goodwill	$(13,104)	$(9,525)
Property and equipment	(927)	(5,367)
Prepaid expenses	(391)	(569)
Other	(254)	(343)

Total deferred tax liabilities	(14,676)	(15,804)

Insurance reserves	8,872	7,561
Warranty and other reserves	4,447	2,389
Stock options	2,982	2,429
Deferred rent	2,086	2,064
Accrued compensation	1,444	1,373
Indirect effect of unrecognized tax benefits in other jurisdictions	981	1,163
Pension	403	99
Other	4,519	2,989

Total deferred tax assets	25,734	20,067

Net deferred tax assets	$11,058	$4,263

We have $3.0 million of state net operating loss carryforwards available as of March 30, 2013. The carryforwards expire in varying amounts through 2033. Based on all available evidence, we have determined that it is more likely than not that sufficient taxable income of the appropriate character within the carryforward period will exist for the realization of the tax benefits on existing state net operating loss carryforwards.

We believe it is more likely than not that all other future tax benefits will be realized as a result of current and future income.

A reconciliation between the U. S. federal statutory tax rate and the effective tax rate reflected in the accompanying financial statements is as follows:

	Year Ended Fiscal March
	2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Federal income tax based on statutory tax rate applied to income before taxes	$23,388	35.0	$30,340	35.0	$25,878	35.0
State income tax, net of federal income tax benefit	1,159	1.7	2,231	2.6	2,291	3.1
Other	(290)	(0.4)	(497)	(0.6)	(73)	(0.1)

	$24,257	36.3	$32,074	37.0	$28,096	38.0

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a rollforward of Monro’s liability for income taxes associated with unrecognized tax benefits:

(Dollars in thousands)
Balance at March 27, 2010	$5,586
Tax positions related to current year:
Additions	799
Reductions
Tax positions related to prior years:
Additions	335
Reductions	(612)
Settlements
Lapses in statutes of limitations	(144)

Balance at March 26, 2011	5,964
Tax positions related to current year:
Additions	1,000
Reductions
Tax positions related to prior years:
Additions	230
Reductions	(904)
Settlements	(166)
Lapses in statutes of limitations	(640)

Balance at March 31, 2012	5,484
Tax positions related to current year:
Additions	1,198
Reductions
Tax positions related to prior years:
Additions
Reductions
Settlements	(266)
Lapses in statutes of limitations	(712)

Balance at March 30, 2013	$5,704

The total amount of unrecognized tax benefits was $5.7 million at March 30, 2013, the majority of which, if recognized, would affect the effective tax rate.

In the normal course of business, Monro provides for uncertain tax positions and the related interest and penalties, and adjusts its unrecognized tax benefits and accrued interest and penalties accordingly. During the years ended March 30, 2013 and March 31, 2012, we recorded a benefit from the reversal of accrued interest and penalties of approximately $.2 million and $.3 million, respectively, in income tax expense; and during the year ended March 26, 2011, we recognized interest and penalties of approximately $.3 million in income tax expense. Additionally, we had approximately $.5 million and $.7 million of interest and penalties associated with uncertain tax benefits accrued as of March 30, 2013 and March 31, 2012, respectively.

Monro is currently under state audit for the fiscal 2007 through 2010 tax years. It is reasonably possible that the examination phase of the audits for these years may conclude in the next 12 months, and that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns may change from those

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded as liabilities for uncertain tax positions in Monro’s Consolidated Financial Statements as of March 30, 2013. However, based on the status of the examinations, it is not possible to estimate the effect of any amount of such change to previously recorded uncertain tax positions.

We file U.S. federal income tax returns and income tax returns in various state jurisdictions. Monro’s fiscal 2011 and 2012 U.S. federal tax years and various state tax years remain subject to income tax examinations by tax authorities.

NOTE 9 — STOCK OWNERSHIP

A summary of the changes in the number of shares of Common Stock, Class C preferred stock and treasury stock is as follows:

	Common Stock Shares Issued	Class C Convertible Preferred Stock Shares Issued	Treasury Stock Shares
Balance at March 27, 2010	23,646,460	32,500	3,682,429
Shares issued in connection with three-for-two stock split	11,983,603		1,859,328
Stock options exercised	408,601		36,227

Balance at March 26, 2011	36,038,664	32,500	5,577,984
Stock options exercised	816,594		390,007

Balance at March 31, 2012	36,855,258	32,500	5,967,991
Stock options exercised	472,709		105,845

Balance at March 30, 2013	37,327,967	32,500	6,073,836

In March 2012, Monro’s Board of Directors approved a resolution to amend Monro’s Restated Certificate of Incorporation, subject to shareholder approval, to increase the number of authorized shares of Common Stock from 45,000,000 to 65,000,000. Monro’s shareholders approved the increase at our Annual Shareholders’ meeting on August 7, 2012.

In November 2010, the Board of Directors authorized a three-for-two stock split that was paid on December 23, 2010 to shareholders of record as of December 13, 2010. All share amounts have been adjusted for this stock split.

Holders of at least 60% of the Class C preferred stock must approve any action authorized by the holders of Common Stock. In addition, there are certain restrictions on the transferability of shares of Class C preferred stock. In the event of a liquidation, dissolution or winding-up of Monro, the holders of the Class C preferred stock would be entitled to receive $1.50 per share out of the assets of Monro before any amount would be paid to holders of Common Stock. The conversion value of the Class C convertible preferred stock was $.064 per share at March 30, 2013 and March 31, 2012.

NOTE 10 — SHARE BASED COMPENSATION

Monro currently grants stock option awards under the 2007 Incentive Stock Option Plan (the “2007 Plan”). The 2007 Plan was authorized by the Board of Directors in June 2007, initially reserving 873,000 shares (as retroactively adjusted for stock splits) of Common Stock for issuance to eligible employees and all non-employee

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

directors. The 2007 Plan was approved by shareholders in August 2007. Prior to fiscal 2008, Monro had options outstanding under three other stock option plans: the 1994 Non-Employee Directors Stock Option Plan (the “1994 Plan”) (which was approved by shareholders in August 1995); the 1998 Incentive Stock Option Plan (the “1998 Plan”) (which was approved by shareholders in August 1999); and the 2003 Non-Employee Directors Stock Option Plan (the “2003 Plan”) (which was approved by shareholders in August 2003), collectively the “Prior Plans.” Upon shareholder approval of the 2007 Plan, all shares of Common Stock available for award under the 1998 and 2003 Plans were transferred to, and made available for award under the 2007 Plan. The 1994 Plan had no options available for grant upon adoption of the 2007 Plan. No further option grants may be made under the Prior Plans, although outstanding awards under the Prior Plans will remain outstanding in accordance with the terms of those plans and the stock option agreements entered into under those plans.

The 1994 Plan had a total of 675,345 common shares authorized for issuance; the 1998 Plan had a total of 4,016,250 shares authorized for issuance; and the 2003 Plan had a total of 315,000 shares authorized for issuance (all as retroactively adjusted for stock splits). Upon authorization of the 2007 Plan by shareholders, 628,662 shares (as retroactively adjusted for stock splits) were transferred from the 1998 and 2003 Plans into the 2007 Plan, bringing the total authorized shares to 1,501,662 (as retroactively adjusted for stock splits). In addition, in May 2010, the Compensation Committee of the Board of Directors authorized an additional 1,500,000 shares of common stock for grant under the 2007 Plan (as retroactively adjusted for stock splits), which were approved by shareholders in August 2010.

Generally, employee options vest within the first five years of their term, and have a duration of six to ten years. Outstanding options are exercisable for various periods through October 2019.

A summary of changes in outstanding stock options is as follows:

	Weighted Average Exercise Price	Options Outstanding
At March 27, 2010	$12.96	2,342,448
Granted	$31.51	788,027
Exercised	$9.97	(569,063)
Canceled	$18.22	(35,734)

At March 26, 2011	$19.35	2,525,678
Granted	$32.86	173,075
Exercised	$14.47	(816,594)
Canceled	$21.10	(30,571)

At March 31, 2012	$22.75	1,851,588
Granted	$35.19	511,600
Exercised	$12.54	(472,709)
Canceled	$29.99	(26,365)

At March 30, 2013	$28.66	1,864,114

The total shares exercisable at March 30, 2013, March 31, 2012 and March 26, 2011 was 984,917, 1,129,513 and 1,595,639, respectively. There were 297,179 shares available for grant at March 30, 2013.

The weighted average contractual term of all options outstanding at March 30, 2013 and March 31, 2012 was 3.8 years and 3.6 years, respectively. The aggregate intrinsic value of all options (the amount by which the

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

market price of the stock on the date of exercise exceeded the exercise price of the option) outstanding at March 30, 2013 and March 31, 2012 was $20.6 million and $34.7 million, respectively.

The weighted average contractual term of all options exercisable at March 30, 2013 and March 31, 2012 was 3.4 years and 3.1 years, respectively. The aggregate intrinsic value of all options exercisable at March 30, 2013 and March 31, 2012 was $14.7 million and $26.3 million, respectively.

A summary of the status of and changes in non-vested stock options granted is as follows:

	Options	Weighted Average Grant-Date Fair Value (per Option)
Non-vested at March 27, 2010	670,498	$4.49
Granted	788,027	$8.58
Vested	(497,655)	$4.73
Canceled	(30,831)	$5.57

Non-vested at March 26, 2011	930,039	$7.83
Granted	173,075	$8.41
Vested	(357,697)	$7.54
Canceled	(23,342)	$6.62

Non-vested at March 31, 2012	722,075	$8.16

Granted	511,600	$8.67
Vested	(332,566)	$7.98
Canceled	(21,912)	$8.26

Non-vested at March 30, 2013	879,197	$8.52

The following table summarizes information about fixed stock options outstanding at March 30, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Under Option	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
$ 6.60 - $18.05	475,275	3.66	$15.15	439,709	$14.91
$18.06 - $33.62	455,364	3.15	$29.21	223,708	$28.89
$33.63 - $35.30	377,000	5.48	$33.94	70,375	$35.18
$35.31 - $44.59	556,475	3.39	$36.16	251,125	$35.40

During the fiscal years ended March 30, 2013, March 31, 2012 and March 26, 2011, the fair value of awards vested under Monro’s stock plans was $2.7 million, $2.7 million and $2.4 million, respectively.

The aggregate intrinsic value is based on Monro’s closing stock price of $39.71, $41.49 and $31.78 as of the last trading day of the periods ended March 30, 2013, March 31, 2012 and March 26, 2011, respectively. The aggregate intrinsic value of options exercised during the fiscal years ended March 30, 2013, March 31, 2012 and March 26, 2011 was $10.6 million, $17.6 million and $9.4 million, respectively. As of March 30, 2013, March 31, 2012 and March 26, 2011, there was $6.0 million, $4.9 million and $6.4 million, respectively, of

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unrecognized compensation expense related to non-vested fixed stock options that is expected to be recognized over a weighted average period of approximately three years, three years and four years, respectively.

Cash received from option exercises under all stock option plans was $3.0 million, $3.1 million and $5.1 million for the fiscal years ended March 30, 2013, March 31, 2012 and March 26, 2011, respectively. The actual tax benefit realized for the tax deductions from option exercises was $2.8 million, $5.3 million and $3.5 million for the fiscal years ended March 30, 2013, March 31, 2012 and March 26, 2011, respectively.

Monro issues new shares of Common Stock upon the exercise of stock options.

NOTE 11 — EARNINGS PER COMMON SHARE

The following is a reconciliation of basic and diluted earnings per common share for the respective years:

	Year Ended Fiscal March
	2013	2012	2011
	(Amounts in thousands, except per share data)
Numerator for earnings per common share calculation:
Net Income	$42,567	$54,612	$45,841
Less: Preferred stock dividends	(304)	(266)	(213)

Income available to common stockholders	$42,263	$54,346	$45,628

Denominator for earnings per common share calculation:
Weighted average common shares, basic	31,067	30,716	30,200
Effect of dilutive securities:
Preferred stock	760	760	760
Stock options	481	761	847

Weighted average common shares, diluted	32,308	32,237	31,807

Basic earnings per common share:	$1.36	$1.77	$1.52

Diluted earnings per common share:	$1.32	$1.69	$1.44

The computation of diluted earnings per common share for fiscal 2013, 2012 and 2011 excludes the effect of assumed exercise of approximately 955,000, 682,000 and 705,000 of stock options, respectively, as the exercise price of these options was greater than the average market value of Monro’s Common Stock for those periods, resulting in an anti-dilutive effect on diluted earnings per share.

NOTE 12 — OPERATING LEASES AND OTHER COMMITMENTS

We lease retail facilities under noncancellable lease agreements which expire at various dates through fiscal 2032. In addition to stated minimum payments, certain real estate leases have provisions for contingent rentals when retail sales exceed specified levels. Generally, the leases provide for renewal for various periods at stipulated rates. Most of the facilities’ leases require payment of property taxes, insurance and maintenance costs in addition to rental payments, and several provide an option to purchase the property at the end of the lease term.

In recent years, we have entered into agreements for the sale/leaseback of certain stores. Realized gains are deferred and are credited to income as rent expense adjustments over the lease terms. We have lease renewal options under the real estate agreements at projected future fair market values.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum payments required under noncancellable leases (including closed stores) are as follows:

Year Ending Fiscal March	Leases	Less – Sublease Income	Net
	(Dollars in thousands)
2014	$35,562	$(325)	$35,237
2015	31,440	(283)	31,157
2016	25,403	(240)	25,163
2017	20,359	(165)	20,194
2018	14,372	(101)	14,271
Thereafter	41,465	(19)	41,446

Total	$168,601	$(1,133)	$167,468

Rent expense under operating leases, net of sublease income, totaled $32,204,000, $28,490,000 and $27,994,000 in fiscal 2013, 2012 and 2011, respectively, including contingent rentals of $85,000, $93,000 and $110,000 in each respective fiscal year. Sublease income totaled $636,000, $386,000 and $371,000, respectively, in fiscal 2013, 2012 and 2011.

We enter into contracts with parts and tire suppliers, certain of which require us to buy (at market prices) up to 100% of our annual purchases of specific products. The agreements expire at various dates through July 2017. We believe these agreements provide us with high quality, branded merchandise at preferred pricing, along with strong marketing and training support.

On August 7, 2012 we entered into a new Employment Agreement with our Executive Chairman, Robert G. Gross. The Agreement became effective on October 1, 2012 and has a three-year term. Under the Agreement, Mr. Gross (i) is paid a base salary of $420,000; (ii) is eligible to earn a target annual bonus, pursuant to the terms of Monro’s Management Incentive Compensation Plan, of up to 150% of his base salary upon the achievement of certain predetermined corporate objectives and (iii) participates in Monro’s other incentive and welfare and benefit plans made available to executives. Mr. Gross is entitled to certain payments upon death, disability, a termination without Cause (as defined therein), a resignation by Mr. Gross for Good Reason (as defined therein) or a termination in the event of a Change in Control of the Company (as defined therein), all as set forth in detail in the Agreement.

Prior to the existing agreement, we entered into an Employment Agreement with Mr. Gross, our then Chief Executive Officer. The Agreement was effective on October 1, 2007 and had a five-year term. Under the Agreement, Mr. Gross (i) was paid a base salary of $840,000; (ii) was eligible to earn a target annual bonus, pursuant to the terms of Monro’s Management Incentive Compensation Plan, of up to 150% of his base salary upon the achievement of certain predetermined corporate objectives and (iii) participated in Monro’s other incentive and welfare and benefit plans made available to executives. Mr. Gross also received a special bonus of $750,000, paid in five annual installments of $150,000, which began on October 1, 2007 (the “Special Bonus”). If the Agreement terminated before October 1, 2012 either for Cause (as defined therein) or as the result of Mr. Gross’s resignation without Good Reason (as defined therein), then Mr. Gross would have been required to repay a portion of the last-received annual installment of the Special Bonus, pro-rata to the date of termination. In consideration for Mr. Gross’s covenant not-to-compete with Monro or to solicit its employees, Monro began paying him an additional $750,000, payable in five equal installments of $150,000, beginning on October 1, 2012 (the “Non-Compete Payment”). These payments will continue through October 1, 2016.

On October 2, 2007, and in consideration for Mr. Gross’s execution of the Agreement, Monro’s Compensation Committee awarded to Mr. Gross an option to purchase 562,500 shares of Monro’s Common

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock at an exercise price equal to the closing price of Monro’s Common Stock on the date of the award of $15.20 per share, pursuant to our 2007 Stock Incentive Plan. As of October 1, 2010, these options were fully vested. (Both the number of shares and share price reflect the impact of the December 2010 stock split.)

On August 7, 2012 we entered into a new Employment Agreement with John W. Van Heel in recognition of his promotion to Chief Executive Officer. The Agreement became effective on October 1, 2012 and has a five-year term. Under the Agreement, Mr. Van Heel (i) is paid a base salary of $550,000; (ii) is eligible to earn a target annual bonus, pursuant to the terms of Monro’s Management Incentive Compensation Plan, of up to 150% of his base salary upon the achievement of certain predetermined corporate objectives and (iii) participates in Monro’s other incentive and welfare and benefit plans made available to executives. Mr. Van Heel is entitled to certain payments upon death, disability, a termination without Cause (as defined therein), a resignation by Mr. Van Heel for Good Reason (as defined therein) or a termination in the event of a Change in Control of the Company (as defined therein), all as set forth in detail in the Agreement.

On October 1, 2012, and in consideration for Mr. Van Heel’s execution of the Agreement, Monro’s Compensation Committee awarded to Mr. Van Heel an option to purchase 300,000 shares of Monro’s Common Stock at an exercise price equal to the closing price of Monro’s Common Stock on the date of the award of $33.64 per share, pursuant to our 2007 Stock Incentive Plan. These options vest equally over four years, beginning October 1, 2013.

On December 30, 2010, we entered into Employment Agreements with Mr. Van Heel, then President of Monro; Joseph Tomarchio Jr., our Executive Vice President-Store Operations; and Catherine D’Amico, our Executive Vice President and Chief Financial Officer (collectively, the “Agreements”). All three Agreements became effective on January 1, 2011 and have a four-year term.

Under the Agreements, Messrs. Van Heel and Tomarchio and Ms. D’Amico (i) are entitled to an annual base salary; (ii) are eligible to earn a target bonus, pursuant to the terms of the Monro’s bonus plan, up to, in the case of Mr. Van Heel, 100% of his base salary, and, in the case of Mr. Tomarchio and Ms. D’Amico, 87.5% of the executive’s base salary, upon the achievement of certain predetermined corporate objectives and (iii) participate in Monro’s other incentive and welfare and benefit plans made available to executives. The base salary of each executive is reviewed annually by Monro’s Compensation Committee and may be increased to reflect performance and responsibilities of each such executive.

Finally, each executive is entitled to certain payments upon death, disability, and termination without Cause (as defined in the Agreements), a resignation by the executive for Good Reason (as defined in the Agreements) or a termination in the event of a Change in Control of the Company (as defined in the Agreements), all set forth in detail in the Agreements.

Mr. Van Heel’s agreement terminated in connection with his promotion to Chief Executive Officer and execution of his new employment agreement effective October 1, 2012.

Also, on December 30, 2010 and in consideration of the executives’ execution of the Agreements, Monro’s Compensation Committee awarded to Messrs. Van Heel and Tomarchio and Ms. D’Amico an option to purchase 150,000, 120,000 and 90,000 shares of Monro’s Common Stock, respectively, at an exercise price equal to the closing price of Monro’s Common Stock on the date of the award of $35.31 per share, pursuant to our 2007 Stock Incentive Plan (together, the “Executive Options”). Each of the Executive Options vest equally over four years, beginning December 30, 2011.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with the policy adopted by Monro’s Compensation Committee in May 2009, no executives’ contracts include any provision for the payment of what is commonly referred to as an “excise tax gross-up” with respect to payments received by an executive upon a Change in Control (as defined in the Agreements).

NOTE 13 — EMPLOYEE RETIREMENT AND PROFIT SHARING PLANS

We sponsor a noncontributory defined benefit pension plan for Monro employees and the former Kimmel Automotive, Inc. employees. In fiscal 2005, the previously separate Monro and Kimmel pension plans were merged. The merged plan provides benefits to certain full-time employees who were employed with Monro and with Kimmel prior to April 2, 1998 and May 15, 2001, respectively.

Effective as of those dates, each company’s Board of Directors approved plan amendments whereby the benefits of each of the defined benefit plans would be frozen and the plans would be closed to new participants. Prior to these amendments, coverage under the plans began after employees completed one year of service and attainment of age 21. Benefits under both plans, and now the merged plan, are based primarily on years of service and employees’ pay near retirement. The funding policy for Monro’s merged plan is consistent with the funding requirements of Federal law and regulations. The measurement date used to determine the pension plan measurements disclosed herein is March 31 for both 2013 and 2012.

The underfunded status of Monro’s defined benefit plan is recognized as an other long-term liability in the Consolidated Balance Sheets as of March 30, 2013 and March 31, 2012, respectively.

The funded status of the plan is set forth below:

	Fiscal March
	2013	2012
	(Dollars in thousands)
Change in Plan Assets:
Fair value of plan assets at beginning of year	$17,344	$17,274
Actual return on plan assets	1,496	612
Employer contribution	0	0
Benefits paid	(616)	(542)

Fair value of plan assets at end of year	18,224	17,344

Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	17,500	14,551
Interest cost	793	809
Actuarial loss	1,608	2,682
Benefits paid	(616)	(542)

Benefit obligation at end of year	19,285	17,500

Funded status of plan	$(1,061)	$(156)

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The projected and accumulated benefit obligations were equivalent at March 31, 2012 and March 30, 2013.

Amounts recognized in accumulated other comprehensive loss consist of:

	Year Ended Fiscal March
	2013	2012
	(Dollars in thousands)
Unamortized transition obligation	$0	$0
Unamortized prior service cost	0	0
Unamortized net loss	6,520	5,733

Total	$6,520	$5,733

Changes in plan assets and benefit obligations recognized in other comprehensive income consist of:

	Year Ended Fiscal March
	2013	2012
	(Dollars in thousands)
Net transition obligation	$0	$0
Prior service cost	0	0
Net actuarial loss	(787)	(3,188)

Total	$(787)	$(3,188)

Pension expense (income) included the following components:

	Year Ended Fiscal March
	2013	2012	2011
	(Dollars in thousands)
Interest cost on projected benefit obligation	$793	$809	$814
Expected return on plan assets	(1,192)	(1,189)	(1,094)
Amortization of unrecognized actuarial loss	517	71	201

Net pension expense (income)	$118	$(309)	$(79)

The weighted-average assumptions used to determine benefit obligations are as follows:

	Year Ended Fiscal March
	2013	2012
Discount rate	4.08%	4.49%

The weighted-average assumptions used to determine net periodic pension costs are as follows:

	Year Ended Fiscal March
	2013	2012	2011
Discount rate	4.49%	5.75%	6.14%
Expected long-term return on assets	7.00%	7.00%	7.25%

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The expected long-term rate of return on plan assets is established based upon assumptions related to historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.

The investment strategy of the plan is to conservatively manage the assets in order to meet the plan’s long-term obligations while maintaining sufficient liquidity to pay current benefits. This is achieved by holding equity investments while investing a portion of assets in long duration bonds to match the long-term nature of the liabilities. Monro’s general target allocation for the plan is 40% fixed income and 60% equity securities.

Monro’s asset allocations, by asset category, are as follows at the end of each year:

	March 30, 2013	March 31, 2012
Cash and cash equivalents	1.6%	3.2%
Fixed income	39.5%	36.7%
Equity securities	58.9%	60.1%

Total	100.0%	100.0%

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following table provides fair value measurement information for Monro’s major categories of defined benefit plan assets at March 30, 2013 and March 31, 2012, respectively:

	Fair Value Measurements at March 30, 2013 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Equity securities:
U.S. companies	$6,465	$6,465
International companies	3,590	3,590
Fixed income:
U.S. corporate bonds	6,840		$6,840
International bonds	364		364
Cash equivalents	288		288
Commodities	677	677

Total	$18,224	$10,732	$7,492

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair Value Measurements at March 31, 2012 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(Dollars in thousands)
Equity securities:
U.S. companies	$7,450	$7,450
International companies	2,972	2,972
Fixed income:
U.S. corporate bonds	6,058		$6,058
International bonds	309		309
Cash equivalents	555		555

Total	$17,344	$10,422	$6,922

There are no required or expected contributions in fiscal 2014 to the plan.

The following pension benefit payments are expected to be paid:

Year Ended Fiscal March
(Dollars in thousands)
2014	$658
2015	672
2016	712
2017	748
2018	773
2019 - 2023	4,691

We have a 401(k)/Profit Sharing Plan that covers full-time employees who meet the age and service requirements of the plan. The 401(k) salary deferral option was added to the plan during fiscal 2000. The first employee deferral occurred in March 2000. We make matching contributions consistent with the provisions of the plan. Charges to expense for our matching contributions for fiscal 2013, 2012 and 2011 amounted to approximately $615,000, $631,000 and $517,000, respectively. We may also make annual profit sharing contributions to the plan at the discretion of Monro’s Compensation Committee.

We have a deferred compensation plan (the “Deferred Compensation Plan”) to provide an opportunity for additional tax-deferred savings to a select group of management or highly compensated employees. The Deferred Compensation Plan permits participants to defer all or any portion of the compensation that would otherwise be payable to them for the calendar year. In addition, Monro will credit to the participants’ accounts such amounts as would have been contributed to Monro’s 401(k)/Profit Sharing Plan but for the limitations that are imposed under the Internal Revenue Code based upon the participants’ status as highly compensated employees. We may also make such additional discretionary allocations as are determined by the Compensation Committee. The Deferred Compensation Plan is an unfunded arrangement and the participants or their beneficiaries have an unsecured claim against the general assets of Monro to the extent of their Deferred Compensation Plan benefits. We maintain accounts to reflect the amounts owed to each participant. At least annually, the accounts are credited with earnings or losses calculated on the basis of an interest rate or other formula as determined by Monro’s Compensation Committee. The total liability recorded in our financial statements at March 30, 2013 and March 31, 2012 related to the Deferred Compensation Plan was $1,179,000 and $1,085,000, respectively.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Monro’s management bonus plan provides for the payment of annual cash bonus awards to participating employees, as selected by our Board of Directors, based primarily on Monro’s attaining pre-tax income targets established by our Board of Directors. During the year ended March 30, 2013, we recorded a benefit of $66,000 related to the management bonus plan due to an over estimate of expense in fiscal 2012, as well as our failure to meet pre-tax earnings targets. During the years ended March 31, 2012 and March 26, 2011, we recorded charges to expense of $1,730,000 and $3,338,000, respectively.

NOTE 14 — RELATED PARTY TRANSACTIONS

We are currently a party to leases for certain facilities where the lessor is an officer of Monro, or family members of such officer. Six leases were assumed in March 2004 in connection with the Mr. Tire Acquisition. These payments under such operating and capital leases amounted to $685,000, $669,000 and $653,000 for the years ended March 2013, 2012 and 2011, respectively. These payments are comparable to rents paid to unrelated parties. No amounts were payable at March 30, 2013 or March 31, 2012. No related party leases, other than the six assumed as part of the Mr. Tire Acquisition in March 2004, have been entered into, and no new leases are contemplated.

We have a management agreement with an investment banking firm associated with a principal shareholder/director of Monro to provide financial advice. The agreement provides for an annual fee of $300,000, plus reimbursement of out-of-pocket expenses. During each of the fiscal years 2013, 2012 and 2011, we incurred fees of $300,000, under this agreement. No amounts were payable at March 30, 2013 or March 31, 2012. In addition, this investment banking firm, from time to time, provides additional investment banking services to us for customary fees. Approximately half of all payments made to the investment banking firm under the management agreement are paid to another principal shareholder/director of Monro.

NOTE 15 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following transactions represent non-cash investing and financing activities during the periods indicated:

Year ended March 30, 2013

In connection with the fiscal 2013 acquisitions (see Note 2), liabilities were assumed as follows:

Fair value of assets acquired	$87,785,000
Goodwill	100,792,000
Cash paid, net of cash acquired	(163,326,000)

Liabilities assumed	$25,251,000

In connection with the recording of capital leases, we increased both property, plant and equipment and long-term debt by $2,567,000.

In connection with the accounting for income tax benefits related to the exercise of stock options, we decreased current liabilities and increased paid-in capital by $2,764,000.

In connection with the exercise of stock options and the satisfaction of tax withholding obligations by Monro’s Chief Executive Officer (see Note 1), an Executive Vice President and two members of Monro’s Board of Directors, we increased current liabilities, Common Stock, paid-in capital and treasury stock by $601,000, $2,000, $2,968,000 and $3,571,000, respectively.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the accounting for financing obligations, we increased deferred income tax asset, property, plant and equipment, goodwill, capital leases and financing obligations, other long-term liabilities by $1,164,000, $200,000, $1,899,000, $629,000 and $2,567,000, respectively and decreased intangible assets by $67,000.

Year ended March 31, 2012

In connection with the fiscal 2012 acquisitions (see Note 2), liabilities were assumed as follows:

Fair value of assets acquired	$12,751,000
Goodwill	34,204,000
Cash paid, net of cash acquired	(39,243,000)

Liabilities assumed	$7,712,000

In connection with the recording of capital leases, we increased both property, plant and equipment and long-term debt by $1,400,000.

In connection with the recording of the pension liability adjustment, we decreased other non-current assets, other comprehensive income and long-term deferred tax liabilities by $3,033,000, $1,977,000 and $1,212,000, respectively and increased other long-term liabilities by $156,000.

In connection with the accounting for income tax benefits related to the exercise of stock options, we decreased current liabilities and increased paid-in capital by $5,314,000.

In connection with the exercise of stock options and the satisfaction of tax withholding obligations by Monro’s former Chief Executive Officer (see Note 1) and one member of Monro’s Board of Directors, we increased current liabilities, Common Stock, paid-in capital and treasury stock by $5,485,000, $6,000, $8,685,000 and $14,176,000, respectively.

Year ended March 26, 2011

In connection with the fiscal 2011 acquisitions, liabilities were assumed as follows:

Fair value of assets acquired	$2,616,000
Goodwill	8,169,000
Cash paid, net of cash acquired	(10,193,000)

Liabilities assumed	$592,000

In connection with the recording of capital leases, we increased both property, plant and equipment and long-term debt by $1,065,000.

In connection with the accounting for income tax benefits related to the exercise of stock options, we decreased current liabilities and increased paid-in capital and long-term deferred tax liabilities by $3,538,000, $3,531,000 and $7,000, respectively.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the exercise of stock options and the satisfaction of tax withholding obligations by Monro’s former Chief Executive Officer (see Note 1) and one member of Monro’s Board of Directors, we increased current liabilities, Common Stock, paid-in capital and treasury stock by $1,120,000, $1,000, $606,000 and $1,727,000, respectively.

	Year Ended Fiscal March
	2013	2012	2011
	(Dollars in thousands)
Cash paid during the year:
Interest, net	$6,914	$4,924	$5,006
Income taxes, net	$22,850	$25,813	$24,464

NOTE 16 — LITIGATION

We are currently a party to various claims and legal proceedings incidental to the conduct of our business. If management believes that a loss arising from any of these matters is probable and can reasonably be estimated, we will record the amount of the loss, or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more probable than another. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur and may include monetary damages. If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the financial position and results of operations of the period in which any such ruling occurs, or in future periods. However, based on currently available information, management believes that the ultimate outcome of any of these matters, individually and in the aggregate, will not have a material adverse effect on our financial position, overall trends in results of operations or cash flow.

NOTE 17 — SUBSEQUENT EVENTS

In May 2013, Monro’s Board of Directors declared a regular quarterly cash dividend of $.11 per common share or common share equivalent to be paid to shareholders of record as of May 31, 2013. The dividend will be paid on June 11, 2013.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth consolidated statement of income data by quarter for the years ended March 2013 and 2012. Individual line items summed by quarters may not agree to the annual amounts reported due to rounding.

	Fiscal Quarter Ended
	June 2012	Sept. 2012	Dec. 2012	March 2013
	(Amounts in thousands, except per share data)
Sales	$169,175	$176,475	$190,437	$195,910
Cost of sales	101,063	106,624	120,827	125,336

Gross profit	68,112	69,851	69,610	70,574
Operating, selling, general and administrative expenses	48,423	50,126	50,782	55,111

Operating income	19,689	19,725	18,828	15,463
Interest expense, net	1,299	1,370	1,473	3,071
Other income, net	(53)	(139)	(59)	(81)

Income before provision for income taxes	18,443	18,494	17,414	12,473
Provision for income taxes	6,806	6,946	6,159	4,346

Net income	$11,637	$11,548	$11,255	$8,127

Basic earnings per share	$0.37	$0.37	$0.36	$0.26

Diluted earnings per share(a)	$0.36	$0.36	$0.35	$0.25

Weighted average number of common shares used in computing earnings per share
Basic	30,922	31,023	31,116	31,206
Diluted	32,164	32,206	32,240	32,297

	Fiscal Quarter Ended
	June 2011	Sept. 2011	Dec. 2011	March 2012
	(Amounts in thousands, except per share data)
Sales	$164,817	$173,256	$176,733	$171,745
Cost of sales	94,006	101,942	108,954	105,252

Gross profit	70,811	71,314	67,779	66,493
Operating, selling, general and administrative expenses	44,669	46,123	45,146	49,043

Operating income	26,142	25,191	22,633	17,450
Interest expense, net	1,124	1,332	1,208	1,557
Other income, net	(100)	(123)	(34)	(234)

Income before provision for income taxes	25,118	23,982	21,459	16,127
Provision for income taxes	9,676	8,865	7,907	5,626

Net income	$15,442	$15,117	$13,552	$10,501

Basic earnings per share	$0.50	$0.49	$0.44	$0.34

Diluted earnings per share(a)	$0.48	$0.47	$0.42	$0.32

Weighted average number of common shares used in computing earnings per share
Basic	30,497	30,656	30,823	30,877
Diluted	31,986	32,273	32,096	32,196

(a)	Earnings per share for each period was computed by dividing net income by the weighted average number of shares of Common Stock and Common Stock Equivalents outstanding during the respective quarters.

Significant fourth quarter adjustments

During the fourth quarter of fiscal 2013, we recorded one significant adjustment. We decreased occupancy costs by $1.0 million and increased interest expense by $.5 million related to our review of lease accounting practices as discussed in Note 1 to the Consolidated Financial Statements.

There were no material, extraordinary, unusual or infrequently occurring items recognized in the fourth quarter of fiscal 2012.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that we file or submit pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms, and that such information is accumulated and communicated to Monro’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In conjunction with the close of each fiscal quarter and under the supervision of the Chief Executive Officer and Chief Financial Officer, we conduct an evaluation of the effectiveness of our disclosure controls and procedures. It is the conclusion of Monro’s Chief Executive Officer and Chief Financial Officer, based upon an evaluation completed as of March 30, 2013, that our disclosure controls and procedures were effective in ensuring that any material information relating to Monro was recorded, processed, summarized and reported to its principal officers to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Monro’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Monro’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Monro; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Monro are being made only in accordance with authorizations of management and directors of Monro; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Monro’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Monro’s internal control over financial reporting was effective as of March 30, 2013, the end of our fiscal year. Management has reviewed the results of its assessment with the Audit Committee of the Board of Directors. The effectiveness of Monro’s internal control over financial reporting as of March 30, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Inherent Limitations on Effectiveness of Controls

Monro’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures or its internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within Monro have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Controls over Financial Reporting

There were no changes in Monro’s internal control over financial reporting during the quarter ended March 30, 2013 that materially affected, or are reasonably likely to materially affect, Monro’s internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Company and Corporate Governance

Information concerning the directors and executive officers of Monro is incorporated herein by reference to the section captioned “Election of Directors” and “Executive Officers”, respectively, in the Proxy Statement.

Information concerning required Section 16(a) disclosure is incorporated herein by reference to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Information concerning Monro’s corporate governance policies and procedures is incorporated herein by reference to the section captioned “Corporate Governance” in the Proxy Statement.

Monro’s directors and executive officers are subject to the provisions of Monro’s Code of Ethics for Management Employees, Officers and Directors (the “Code”), which is available in the Investor Information section of Monro’s web site, www.monro.com. Changes to the Code and any waivers are also posted on Monro’s web site in the Investor Information section.

Item 11.    Executive Compensation

Information concerning executive compensation is incorporated herein by reference to the sections captioned “Compensation Discussion and Analysis” and “Executive Compensation” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning Monro’s shares authorized for issuance under its equity compensation plans at March 30, 2013 and security ownership of certain beneficial owners and management is incorporated herein by reference to the sections captioned “Security Ownership of Principal Shareholders, Directors and Executive Officers” and “Equity Compensation Plan Information” in the Proxy Statement.

Item 13.    Certain Relationships and Related Transactions and Director Independence

Information concerning certain relationships and related transactions is incorporated herein by reference to the sections captioned “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” in the Proxy Statement.

Item 14.    Principal Accountant Fees and Services

Information concerning Monro’s principal accounting fees and services is incorporated herein by reference to the section captioned “Approval of Independent Accountants” in the Proxy Statement.

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

Exhibits

Reference is made to the Index to Exhibits accompanying this Form 10-K as filed with the Securities and Exchange Commission. The agreements accompanying this Form 10-K or incorporated herein by reference may contain representations, warranties and other provisions that were made, among other things, to provide the parties thereto with specified rights and obligations and to allocate risk among them, and such agreements should not be relied upon by buyers, sellers or holders of Monro’s securities.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONRO MUFFLER BRAKE, INC.
(Registrant)

By:	/s/ JOHN W. VAN HEEL John W. Van Heel
Chief Executive Officer and President

Date: May 29, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JOHN W. VAN HEEL John W. Van Heel	Chief Executive Officer, President and Director (Principal Executive Officer)	May 29, 2013

/s/ ROBERT G. GROSS Robert G. Gross	Executive Chairman, Director	May 29, 2013

/s/ CATHERINE D’AMICO Catherine D’Amico	Executive Vice President-Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	May 29, 2013

/s/ RICHARD A. BERENSON* Richard A. Berenson	Director	May 29, 2013

/s/ FREDERICK M. DANZIGER* Frederick M. Danziger	Director	May 29, 2013

/s/ DONALD GLICKMAN* Donald Glickman	Director	May 29, 2013

/s/ STEPHEN C. MCCLUSKI* Stephen C. McCluski	Director	May 29, 2013

/s/ ROBERT E. MELLOR* Robert E. Mellor	Director	May 29, 2013

/s/ PETER J. SOLOMON* Peter J. Solomon	Director	May 29, 2013

/s/ JAMES R. WILEN* James R. Wilen	Director	May 29, 2013

/s/ ELIZABETH A. WOLSZON* Elizabeth A. Wolszon	Director	May 29, 2013

*By:	/S/ JOHN W. VAN HEEL
John W. Van Heel, as Attorney-in-Fact

INDEX TO EXHIBITS

The following is a list of all exhibits filed herewith or incorporated by reference herein:

Exhibit No.	Document

3.01*	Restated Certificate of Incorporation of the Company, dated July 23, 1991, with Certificate of Amendment, dated November 1, 1991. (SEC File No:0-19357, 1992 Form 10-K, Exhibit No. 3.01)

3.01a*	Certificate of Change of the Certificate of Incorporation of the Company, dated January 26, 1996. (August 2004 Form S-3, Exhibit 4.1(b))

3.01b*	Certificate of Amendment to Restated Certificate of Incorporation, dated April 15, 2004. (August 2004 Form S-3, Exhibit No. 4.1(c))

3.01c*	Certificate of Amendment to Restated Certificate of Incorporation, dated October 10, 2007. (2008 Form 10-K, Exhibit 3.01c)

3.01d	Certificate of Amendment to Restated Certificate of Incorporation, dated August 1, 2012.

3.02*	Amended and Restated By-Laws of the Company, dated August 7, 2012. (December 2012 Form 8-K, Exhibit No. 3.02)

10.01*	2007 Stock Incentive Plan, effective as of June 29, 2007. (May 2008 Form S-8, Exhibit No. 4)**

10.01a*	Amendment No. 1 to the 2007 Stock Incentive Plan, dated August 9, 2007. (May 2008 Form S-8, Exhibit No. 4.1)**

10.01b*	Amendment No. 2 to the 2007 Stock Incentive Plan, dated September 27, 2007. (May 2008 Form S-8, Exhibit No. 4.2)**

10.01c*	Amendment No. 3 to the 2007 Stock Incentive Plan, dated August 10, 2010. (August 2010 Form 8-K, Exhibit No. 10.1)**

10.01d*	Amendment No. 4 to the 2007 Stock Incentive Plan, dated, May 16, 2012. (2012 Form 10-K, Exhibit No. 10.01d)**

10.02*	1994 Non-Employee Directors’ Stock Option Plan. (March 2001 Form S-8, Exhibit No. 4.1)**

10.02a*	Amendment, dated as of May 12, 1997, to the 1994 Non-Employee Directors’ Stock Option Plan. (March 2001 Form S-8, Exhibit No. 4.2)**

10.02b*	Amendment, dated as of May 18, 1999, to the 1994 Non-Employee Directors’ Stock Option Plan. (March 2001 Form S-8, Exhibit No. 4.3)**

10.02c*	Amendment, dated as of August 2, 1999, to the 1994 Non-Employee Directors’ Stock Option Plan. (2002 Form 10-K, Exhibit No. 10.02c)**

10.02d*	Amendment, dated as of June 12, 2002, to the 1994 Non-Employee Directors’ Stock Option Plan. (2002 Form 10-K, Exhibit No. 10.02d)**

10.03*	Monro Muffler Brake, Inc. Deferred Compensation Plan, dated January 1, 2005 and last amended and restated as of January 1, 2011. (2011 Form 10-K, Exhibit No. 10.03)**

10.04*	GUST Amendment and Restatement of the Monro Muffler Brake, Inc. Retirement Plan, dated April 1, 2002. (2007 Form 10-K, Exhibit No. 10.04)**

10.04a*	Amendment No. 1 to GUST Restatement, dated as of July 31, 2002. (2007 Form 10-K, Exhibit No. 10.04a)**

10.04b*	Amendment No. 2 to GUST Restatement, dated July 31, 2002. (2007 Form 10-K, Exhibit No. 10.04b)**

Exhibit No.	Document

10.04c*	Amendment No. 3 to GUST Restatement, dated March 29, 2005. (2007 Form 10-K, Exhibit No. 10.04c)**

10.04d*	Amendment No. 4 to GUST Restatement, dated December 21, 2006. (2007 Form 10-K, Exhibit No. 10.04d)**

10.05*	Profit Sharing Plan, amended and restated as of April 1, 1993. (SEC File No.: 0-19357, 1995 Form 10-K, Exhibit No. 10.05)**

10.05a*	Amendment, dated as of March 1, 2000, to the Profit Sharing Plan. (June 2001 Form S-8, Exhibit No. 4)**

10.06*	Employment Agreement, dated as of August 7, 2012 and effective October 1, 2012, between the Company and Robert G. Gross. (August 2012 Form 8-K, Exhibit No. 99.2)**

10.07*	Employment Agreement, dated December 30, 2010 and effective January 1, 2011, between the Company and Joseph Tomarchio, Jr. (January 2011 Form 8-K, Exhibit No. 99.2)**

10.08*	1998 Employee Stock Option Plan, effective November 18, 1998. (December 1998 Form 10-Q, Exhibit No. 10.3 and March 2001 Form S-8, Exhibit No. 4)**

10.08a*	Amendment, dated May 20, 2003, to the 1998 Employee Stock Option Plan. (2004 Form 10-K, Exhibit No. 10.08a)**

10.08b*	Amendment, dated June 8, 2005, to the 1998 Employee Stock Option Plan. (April 2006 Form S-8 for the 1998 Plan, Exhibit No. 4.2)**

10.08c*	Amendment, dated September 26, 2007, to the 1998 Employee Stock Option Plan. (2008 Form 10-K, Exhibit 10.08c)**

10.09*	Kimmel Automotive, Inc. Pension Plan, as amended and restated effective January 1, 1989, adopted December 29, 1994. (2003 Form 10-K, Exhibit No. 10.09)**

10.09a*	First amendment, dated January 1, 1989, to the Kimmel Automotive, Inc. Pension Plan. (2003 Form 10-K, Exhibit No. 10.09a)**

10.09b*	Second amendment, dated January 1, 1989, to the Kimmel Automotive, Inc. Pension Plan. (2003 Form 10-K, Exhibit No. 10.09b)**

10.09c*	Third amendment, dated May 2001, to the Kimmel Automotive, Inc. Pension Plan. (2003 Form 10-K, Exhibit No. 10.09c)**

10.09d*	Fourth Amendment, dated as of December 31, 2011, to the Kimmel Automotive, Inc. Pension Plan. (2012 Form 10-K, Exhibit No. 10.09d)**

10.10*	2003 Non-Employee Directors’ Stock Option Plan, effective August 5, 2003. (2004 Form 10-K, Exhibit No. 10.10)**

10.10a*	Amendment, dated June 8, 2005, to the 2003 Non-Employee Directors’ Stock Option Plan. (April 2006 Form S-8 for the 2003 Plan, Exhibit No. 4.1)**

10.11*	Amended and Restated Credit Agreement, dated as of June 13, 2011, by and among the Company, RBS Citizens, N.A., as Administrative Agent, and certain lenders party thereto. (June 2011 Form 8-K, Exhibit 10.11)

10.11a*	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of December 17, 2012. (December 2012 Form 10-Q, Exhibit No. 10.11a)

10.12*	Security Agreement, dated as of July 13, 2005, by and among the Company, Monro Service Corporation, Monro Leasing, LLC and Charter One Bank, N.A., as Administrative Agent for the lenders party to the Credit Agreement. (June 2005 Form 10-Q, Exhibit No. 10.2)

Exhibit No.	Document

10.13*	Guaranty, dated as of July 13, 2005, of Monro Service Corporation. (June 2005 Form 10-Q, Exhibit No. 10.3)

10.15*	Negative Pledge Agreement, dated as of July 13, 2005, by and among the Company, Monro Service Corporation, Monro Leasing, LLC and Charter One Bank, N.A., as Administrative Agent for the lenders party to the Credit Agreement. (June 2005 Form 10-Q, Exhibit No. 10.5)

10.16*	Reaffirmation of Loan Papers, dated as of June 13, 2011, by Company (reaffirming, among other things, Company’s agreement, obligation and continuing liability under the Security Agreement and Negative Pledge Agreement, all dated as of July 13, 2005). (2012 Form 10-K,
Exhibit No. 10.16)

10.17*	Reaffirmation of Loan Papers, dated as of June 13, 2011, by Monro Service Corporation (reaffirming, among other things, Monro Service Corporation’s agreement, obligation and continuing liability under the Security Agreement, Guaranty and Negative Pledge Agreement, all dated as of July 13, 2005). (2012 Form 10-K, Exhibit No. 10.17)

10.18*	Resale Restriction Agreement by and between the Company and each of its executive officers and certain senior-level managers, effective as of March 24, 2006. (March 2006 Form 8-K/A, Exhibit No. 10.1)

10.60*	Lease Agreement, dated as of February 1, 2012, between Monro Service Corporation and the County of Monroe Industrial Development Agency. (2012 Form 10-K, Exhibit No. 10.60)

10.61*	Leaseback Agreement, dated February 1, 2012 between the County of Monroe Industrial Development Agency and Monro Service Corporation. (2012 Form 10-K, Exhibit No. 10.61)

10.62*	Mortgage Agreement, dated September 28, 1994, between the Company and the City of Rochester, New York. (1995 Form 10-K, Exhibit No. 10.60)

10.63*	Lease Agreement, dated October 11, 1994, between the Company and the City of Rochester, New York. (1995 Form 10-K, Exhibit No. 10.61)

10.66*	Amendment to Lease Agreement, dated September 19, 1995, between the Company and the County of Monroe Industrial Development Agency. (September 1995 Form 10-Q, Exhibit No. 10.00)

10.67*	Employment Agreement, dated as of August 7, 2012 and effective as of October 1, 2012, between the Company and John W. Van Heel. (August 2012 Form 8-K, Exhibit No. 99.1)**

10.68*	Employment Agreement, dated December 30, 2010 and effective as of January 1, 2011, between the Company and Catherine D’Amico. (January 2011 Form 8-K, Exhibit No. 99.3)**

10.71*†	Supply Agreement, dated April 11, 2007 and effective as of February 1, 2007, by and between Monro Service Corporation and AP Exhaust Products, Inc. (2007 Form 10-K, Exhibit No. 10.71)

10.71a*†	Amendment to Supply Agreement, dated as of February 20, 2009. (2009 Form 10-K, Exhibit No. 10.71a)

10.72*†	Supply Agreement, dated as of August 1, 2012, by and between Ashland Consumer Markets (a commercial business unit of Ashland, Inc.) and Monro Service Corporation (December 2012
Form 10-Q, Exhibit No 10.72)

10.77*	Management Incentive Compensation Plan, effective as of June 1, 2002. (2002 Form 10-K, Exhibit No. 10.77)**

10.79*	Agreement, dated January 1, 1998, between F&J Properties, Inc. and Mr. Tire, Inc., as predecessor-in-interest to the Company, effective January 1, 1998, with respect to Store No. 750. (2004 Form 10-K, Exhibit No. 10.79)

Exhibit No.	Document

10.79a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 750. (2004 Form 10-K, Exhibit No. 10.79a)

10.79b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by F&J Properties, Inc., with respect to Store No. 750. (2004 Form 10-K, Exhibit No. 10.79b)

10.79c*	Renewal letter, dated April 16, 2007, from the Company to F&J Properties, Inc. with respect to Store No. 750. (2007 Form 10-K, Exhibit No. 10.79c)

10.80*	Agreement, dated January 1, 1997, between The Three Marquees and Mr. Tire, Inc., as predecessor-in-interest to the Company, with respect to Store No. 753. (2004 Form 10-K, Exhibit No. 10.80)

10.80a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 753. (2004 Form 10-K, Exhibit No. 10.80a)

10.80b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by The Three Marquees, with respect to Store No. 753. (2004 Form 10-K, Exhibit No. 10.80b)

10.80c*	Renewal Letter, dated March 6, 2006, from the Company to The Three Marquees, with respect to Store No. 753. (2006 Form 10-K, Exhibit No. 10.80c)

10.81*	Agreement, dated April 1, 1998, between 425 Manchester Road, LLC and Mr. Tire, Inc., as predecessor-in-interest to the Company, with respect to Store No. 754. (2004 Form 10-K, Exhibit No. 10.81)

10.81a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 754. (2004 Form 10-K, Exhibit No. 10.81a)

10.81b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by 425 Manchester Road, LLC, with respect to Store No. 754. (2004 Form 10-K, Exhibit No. 10.81b)

10.81c*	Renewal Letter, dated June 8, 2007, from the Company to 425 Manchester Road LLC, with respect to Store No. 754. (2008 Form 10-K, Exhibit No. 10.81c)

10.82*	Agreement, dated January 1, 1997, between The Three Marquees and Mr. Tire, Inc., as predecessor-in-interest to the Company, with respect to Store No. 756. (2004 Form 10-K, Exhibit No. 10.82)

10.82a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 756. (2004 Form 10-K, Exhibit No. 10.82a)

10.82b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by The Three Marquees, with respect to Store No. 756. (2004 Form 10-K, Exhibit No. 10.82b)

10.82c*	Renewal Letter, dated March 6, 2006, from the Company to The Three Marquees, with respect to Store No. 756. (2006 Form 10-K, Exhibit No. 10.82c)

10.83*	Agreement, dated January 1, 1997, between The Three Marquees and Mr. Tire, Inc., as predecessor-in-interest to the Company, with respect to Store No. 758. (2004 Form 10-K, Exhibit No. 10.83)

10.83a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 758.(2004 Form 10-K, Exhibit No. 10.83a)

10.83b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by The Three Marquees, with respect to Store No. 758.(2004 Form 10-K, Exhibit No. 10.83b)

10.83c*	Renewal Letter, dated March 6, 2006, from the Company to The Three Marquees, with respect to Store No. 758. (2006 Form 10-K, Exhibit No. 10.83c)

Exhibit No.	Document

10.84*	Agreement, dated September 2, 1999, between LPR Associates and Mr. Tire, Inc., as predecessor-in-interest to the Company, with respect to Store No. 765. (2004 Form 10-K, Exhibit No. 10.84)

10.84a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 765. (2004 Form 10-K, Exhibit No. 10.84a)

10.84b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by LPR Associates, with respect to Store No. 765. (2004 Form 10-K, Exhibit No. 10.84b)

10.84c*	Renewal Letter, dated October 29, 2008, from the Company to LPR Associates with respect to Store No. 765. (2009 Form 10-K, Exhibit No. 10.84c)

21.01	Subsidiaries of the Company.

23.01	Consent of PricewaterhouseCoopers LLP.

24.01	Powers of Attorney.

31.1	Certification of John W. Van Heel, Chief Executive Officer.

31.2	Certification of Catherine D’Amico, Executive Vice President – Finance and Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS‡—XBRL Instance Document

101.LAB‡—XBRL Taxonomy Extension Label Linkbase

101.PRE‡—XBRL Taxonomy Extension Presentation Linkbase

101.SCH‡—XBRL Taxonomy Extension Schema Linkbase

101.DEF‡—XBRL Taxonomy Extension Definition Linkbase

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement of prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or deemed filed for purpose of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.

•

An asterisk “*” following an exhibit number indicates that the exhibit is incorporated herein by reference to an exhibit to one of the following documents: (1) the Company’s Registration Statement on Form S-1 (Registration No. 33-41290), filed with the Securities and Exchange Commission on June 19, 1991 (“Form S-1”); (2) Amendment No. 1 thereto, filed July 22, 1991 (“Amendment No. 1”); (3) the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1992 (“1992 Form 10-K”); (4) the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995 (“1995 Form 10-K”); (5) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995 (“September 1995 Form 10-Q”); (6) the Company’s Registration Statements on Forms S-8, filed with the Securities and Exchange Commission on March 22, 2001 (each a “March 2001 Form S-8”); (7) the Company’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on June 26, 2001 (“June 2001 Form S-8”); (8) the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2002 (“2002 Form 10-K”); (9) the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2003 (“2003 Form 10-K”); (10) the Company’s Annual Report on Form 10-K for the fiscal year ended March 27, 2004 (“2004 Form 10-K”); (11) the Company’s Registration Statement on Form S-3 (Registration No. 333-118176), filed with the Securities and Exchange Commission on August 12, 2004 (“August 2004 Form S-3”); (12) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2005 (“June 2005 Form 10-Q”); (13) the Company’s Current Report on Form 8-K, filed March 31,

2006 (“March 2006 Form 8-K/A”); (14) the Company’s Registration Statement on Form S-8 (Registration No. 333-133044) filed with the Securities and Exchange Commission on April 6, 2006. (“April 2006 Form S-8 for 2003 Plan”); (15) the Company’s Registration Statement on Form S-8 (Registration No. 333-133045) filed with the Securities and Exchange Commission on April 6, 2006. (“April 2006 Form S-8 for 1998 Plan”); (16) the Company’s Annual Report on Form 10-K for the fiscal year ended March 25, 2006 (“2006 Form 10-K”); (17) the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 (“2007 Form 10-K”); (18) the Company’s Annual Report on Form 10-K for fiscal year ended March 29, 2008 (“2008 Form 10-K”); (19) the Company’s Registration Statement on Form S-8 (Registration No. 333-151196) filed with the Securities and Exchange Commission on May 27, 2008 (“May 2008 Form S-8”); (20) the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2009 (“2009 Form 10-K”); (21) Company’s Current Report on Form 8-K, filed on August 12, 2010 (“August 2010 Form 8-K”); (22) the Company’s Current Report on Form 8-K, filed on January 4, 2011 (“January 2011 Form 8-K”); (23) the Company’s Annual Report on Form 10-K, filed on May 25, 2011 (“2011 Form 10-K”); (24) the Company’s Annual Report on From 10-K, filed on May 30, 2012 (“2012 Form 10-K”); (25) the Company’s Current Report on Form 8-K, filed on June 16, 2011 (“June 2011 Form 8-K”); (26) the Company’s Current Report on form 8-K, filed August 9, 2012 (“August 2012 Form 8-K”); (27) the Company’s Current Report on Form 8-K, filed on December 20, 2012 (“December 2012 Form 8-K”); and (28) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2012 (“December 2012 Form 10-Q”). The appropriate document and exhibit number are indicated in parentheses.

**	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) hereof.

†	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 of the Securities Exchange Act of 1934.

‡	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement of prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or deemed filed for purpose of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.