Form 10-Q
period 2013-06-29
MONRO MUFFLER BRAKE INC
filed 2013-07-30
CIK 876427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013.

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

As of July 19, 2013, 31,386,042 shares of the registrant’s common stock, par value $ .01 per share, were outstanding.

MONRO MUFFLER BRAKE, INC.

MONRO MUFFLER BRAKE, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 29, 2013	March 30, 2013
	(Dollars in thousands)
Assets
Current assets:
Cash and equivalents	$1,441	$1,463
Trade receivables	2,961	2,835
Federal and state income taxes receivable	—	2,336
Inventories	115,046	118,210
Deferred income tax asset	13,881	13,154
Other current assets	26,414	28,412

Total current assets	159,743	166,410

Property, plant and equipment	505,331	499,892
Less - Accumulated depreciation and amortization	(234,348)	(229,034)

Net property, plant and equipment	270,983	270,858
Goodwill	237,241	235,289
Intangible assets	26,326	28,517
Other non-current assets	9,320	10,458

Total assets	$703,613	$711,532

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt, captial leases and financing obligations	$4,847	$4,914
Trade payables	60,739	61,006
Federal and state income taxes payable	4,000	—
Accrued payroll, payroll taxes and other payroll benefits	16,252	18,302
Accrued insurance	31,347	29,498
Warranty reserves	9,095	9,248
Other current liabilities	12,739	13,431

Total current liabilities	139,019	136,399
Long-term capital leases and financing obligations	57,163	58,899
Long-term debt	103,972	127,847
Accrued rent expense	5,869	6,057
Other long-term liabilities	11,989	11,762
Deferred income tax liability	3,416	2,096
Long-term income taxes payable	2,955	3,430

Total liabilities	324,383	346,490

Commitments
Shareholders’ equity:
Class C Convertible Preferred Stock, $1.50 par value, $.064 conversion value, 150,000 shares authorized; 32,500 shares issued and outstanding	49	49
Common Stock, $.01 par value, 65,000,000 shares authorized; 37,454,060 and 37,327,967 shares issued at June 29, 2013 and March 30, 2013, respectively	375	373
Treasury Stock, 6,073,836 shares at cost	(90,064)	(90,064)
Additional paid-in capital	135,605	131,460
Accumulated other comprehensive loss	(4,043)	(4,043)
Retained earnings	337,308	327,267

Total shareholders’ equity	379,230	365,042

Total liabilities and shareholders’ equity	$703,613	$711,532

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Quarter Ended Fiscal June
	2013	2012
	(Dollars in thousands,
	except per share data)
Sales	$206,172	$169,175
Cost of sales, including distribution and occupancy costs	127,294	101,063

Gross profit	78,878	68,112
Operating, selling, general and administrative expenses	55,770	48,423

Operating income	23,108	19,689
Interest expense, net of interest income	1,809	1,299
Other income, net	(52)	(53)

Income before provision for income taxes	21,351	18,443
Provision for income taxes	7,779	6,806

Net income	13,572	11,637
Other comprehensive income:
Other comprehensive income	—	—

Comprehensive income	$13,572	$11,637

Earnings per share:
Basic	$.43	$.37

Diluted	$.42	$.36

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(Dollars in thousands)

					Accumulated
				Additional	Other
	Preferred	Common	Treasury	Paid-in	Comprehensive	Retained
	Stock	Stock	Stock	Capital	Loss (2)	Earnings	Total

Balance at March 30, 2013	$49	$373	$(90,064)	$131,460	$(4,043)	$327,267	$365,042

Net income						13,572	13,572

Cash dividends (1): Preferred						(84)	(84)

Common						(3,447)	(3,447)

Tax benefit from exercise of stock options				946			946

Exercise of stock options		2		2,406			2,408

Stock-based compensation				793			793

Balance at June 29, 2013	$49	$375	$(90,064)	$135,605	$(4,043)	$337,308	$379,230

(1)	First quarter fiscal year 2014 dividend payment of $.11 per common share or common share equivalent paid on June 11, 2013.
(2)	The balance relates to the pension liability.

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Quarter Ended
	Fiscal June
	2013	2012
	(Dollars in thousands)
	Increase (Decrease) in Cash
Cash flows from operating activities:
Net income	$13,572	$11,637

Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	7,587	6,243
(Gain) loss on disposal of assets	(344)	59
Stock-based compensation expense	793	609
Excess tax benefits from share-based payment arrangements	(93)	(226)
Net change in deferred income taxes	472	(74)
Change in operating assets and liabilities:
Trade receivables	(126)	(177)
Inventories	3,164	(4,256)
Other current assets	1,998	(2,386)
Other non-current assets	1,409	2,115
Trade payables	(267)	4,233
Accrued expenses	(866)	(5,137)
Federal and state income taxes payable	7,282	6,403
Other long-term liabilities	(573)	(400)
Long-term income taxes payable	(475)	136

Total adjustments	19,961	7,142

Net cash provided by operating activities	33,533	18,779

Cash flows from investing activities:
Capital expenditures	(7,445)	(6,985)
Acquisitions, net of cash acquired	—	(50,919)
Proceeds from the disposal of assets	37	2,943

Net cash used for investing activities	(7,408)	(54,961)

Cash flows from financing activities:
Proceeds from borrowings	61,772	97,777
Principal payments on long-term debt, capital leases and financing obligations	(86,889)	(61,853)
Exercise of stock options	2,408	1,022
Excess tax benefits from share-based payment arrangements	93	226
Dividends to shareholders	(3,531)	(3,171)

Net cash (used for) provided by financing activities	(26,147)	34,001

Decrease in cash	(22)	(2,181)
Cash at beginning of period	1,463	3,257

Cash at end of period	$1,441	$1,076

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Condensed Consolidated Financial Statements

The consolidated balance sheets as of June 29, 2013 and March 30, 2013, the consolidated statements of comprehensive income and cash flows for the quarters ended June 29, 2013 and June 30, 2012 and the consolidated statement of changes in shareholders’ equity for the quarter ended June 29, 2013, include financial information for Monro Muffler Brake, Inc. and its wholly-owned subsidiary, Monro Service Corporation (collectively, “Monro”, “we”, “us”, “our”). These unaudited, condensed consolidated financial statements have been prepared by Monro. We believe all known adjustments (consisting of normal recurring accruals or adjustments) have been made to fairly state the financial position, results of operations and cash flows for the unaudited periods presented.

Interim results are not necessarily indicative of results for a full year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The information included in this Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended March 30, 2013.

We report our results on a 52/53 week fiscal year with the fiscal year ending on the last Saturday in March of each year. The following are the dates represented by each fiscal period reported in these condensed financial statements:

“Quarter Ended Fiscal June 2013”                 March 31, 2013 – June 29, 2013 (13 weeks)

“Quarter Ended Fiscal June 2012”                 April 1, 2012 – June 30, 2012 (13 weeks)

Fiscal year 2014, ending March 29, 2014, is a 52 week year.

Note 2 – Acquisitions

Acquisitions are strategic moves in our plan to fill in and expand our presence in existing and contiguous markets, and leverage fixed operating costs such as distribution and advertising.

Subsequent Event

We signed a definitive asset purchase agreement to complete the acquisition of 10 retail automotive repair stores located in the Washington, D.C. metropolitan area from Curry’s Automotive Group on July 19, 2013. These stores produced approximately $18 million in net sales for their previous full fiscal year based on unaudited pre-acquisition historical information. This transaction is expected to close during the second quarter of fiscal 2014. These retail automotive repair stores will operate under the Curry’s/Mr. Tire name. The acquisition will be financed through our existing credit facility.

Fiscal 2013

On April 1, 2012, we acquired 20 retail tire and automotive repair stores located in Virginia from Kramer Tire Co. (“Kramer”). We finalized the purchase accounting for this acquisition in the fourth quarter of fiscal 2013.

On June 3, 2012, we acquired 18 retail tire and automotive repair stores located in North Carolina from Colony Tire Corporation (“Colony”). We finalized the purchase accounting relative to the Colony acquisition during the first quarter of fiscal 2014. The resulting adjustments were not material to the Consolidated Financial Statements.

The aggregated acquisitions are not material to the Consolidated Financial Statements. Additionally, the pro forma information for the current or prior reporting periods has not been presented due to the impracticability of obtaining detailed, accurate or reliable data for the periods the acquired entities were not owned by Monro.

We continue to refine the valuation data and estimates related to road hazard warranty, intangible assets, real estate and real property leases for all other fiscal 2013 acquisitions and expect to complete the valuations no later than the first anniversary date of the respective acquisition. We anticipate that adjustments will continue to be made to the fair values of identifiable assets acquired and liabilities assumed and those adjustments may or may not be material.

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

The following is a reconciliation of basic and diluted EPS for the respective periods:

	Quarter Ended Fiscal June
	2013	2012
	(Dollars in thousands,
	except per share data)
Numerator for earnings per common share calculation:
Net Income	$13,572	$11,637
Preferred stock dividends	(84)	(76)

Income available to common stockholders	$13,488	$11,561

Denominator for earnings per common share calculation:
Weighted average common shares, basic	31,302	30,922
Effect of dilutive securities:
Preferred stock	760	760
Stock options	424	482

Weighted average number of common shares, diluted	32,486	32,164

Basic Earnings per common share:	$.43	$.37

Diluted Earnings per common share:	$.42	$.36

The computation of diluted EPS excludes the effect of the assumed exercise of approximately 176,000 and 566,000 stock options for the three months ended fiscal June 29, 2013 and June 30, 2012, respectively. Such amounts were excluded as the exercise prices of these stock options were greater than the average market value of our Common Stock for those periods, resulting in an anti-dilutive effect on diluted EPS.

Note 4 – Income Taxes

In the normal course of business, we provide for uncertain tax positions and the related interest and penalties, and adjust our unrecognized tax benefits and accrued interest and penalties accordingly. The total amounts of unrecognized tax benefits were $5.4 million and $5.7 million, respectively, at June 29, 2013 and March 30, 2013, the majority of which, if recognized, would affect the effective tax rate. As of June 29, 2013, we had approximately $.6 million of interest and penalties accrued related to unrecognized tax benefits.

We are currently under audit by certain state tax jurisdictions for the fiscal 2007 through 2010 tax years. It is possible that the examination phase of the audits for these years may conclude in the next 12 months, and that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns may change from those recorded as liabilities for uncertain tax positions in our financial statements as of June 29, 2013. However, based on the status of the examinations, it is not possible to estimate the effect of any amount of such change to previously recorded uncertain tax positions.

We file U.S. federal income tax returns and income tax returns in various state jurisdictions. Our fiscal 2011 and fiscal 2012 U.S. federal tax year and various state tax years remain subject to income tax examinations by tax authorities.

Note 5 – Fair Value

Long-term debt had a carrying amount and a fair value of $104.0 million as of June 29, 2013, as compared to a carrying amount and a fair value of $127.8 million as of March 30, 2013. The fair value of long-term debt was estimated based on discounted cash flow analyses using either quoted market prices for the same or similar issues, or the current interest rates offered to Monro for debt with similar maturities.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Supplemental Disclosure of Cash Flow Information

The following represents non-cash investing and financing activities during the three months ended June 30, 2012.

In connection with the fiscal 2013 acquisitions, liabilities were assumed as follows:

Fair value of assets acquired	$26,662,000
Goodwill acquired	42,252,000
Cash paid, net of cash acquired	(51,002,000)

Liabilities assumed	$17,912,000

Note 7 – Cash Dividend

In May 2013, our Board of Directors declared its intention to pay a regular quarterly cash dividend during fiscal 2014 of $.11 per common share or common share equivalent to be paid beginning with the first quarter of fiscal 2014. However, the declaration of and any determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, compliance with charter and credit facility restrictions, and such other factors as the Board of Directors deems relevant.

Note 8 – Subsequent Events

See Note 2 for a discussion of an acquisition subsequent to June 29, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including (without limitation) statements made in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain statements of future expectations and other forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, the words “anticipates”, “believes”, “contemplates”, “see”, “could”, “estimate”, “intend”, “plans” and variations thereof and similar expressions, are intended to identify forward-looking statements. Forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed. These factors include, but are not necessarily limited to, product demand, dependence on and competition within the primary markets in which Monro’s stores are located, the need for and costs associated with store renovations and other capital expenditures, the effect of economic conditions, the impact of competitive services and pricing, parts supply restraints or difficulties, advances in automotive technologies, industry regulation, risks relating to leverage and debt service (including sensitivity to fluctuations in interest rates), continued availability of capital resources and financing, disruption or unauthorized access to our computer systems, risks relating to protection of customer and employee personal data, risks relating to litigation, risks relating to integration of acquired businesses, including goodwill impairment and the risks set forth in our Annual Report on Form 10-K for the fiscal year ended March 30, 2013. Except as required by law, we do not undertake to update any forward-looking statement that may be made from time to time by us or on our behalf.

Results of Operations

The following table sets forth income statement data of Monro Muffler Brake, Inc. expressed as a percentage of sales for the fiscal periods indicated:

	Quarter Ended Fiscal June
	2013	2012
Sales	100.0%	100.0%

Cost of sales, including distribution and occupancy costs	61.7	59.7

Gross profit	38.3	40.3

Operating, selling, general and administrative expenses	27.1	28.6

Operating income	11.2	11.6

Interest expense - net	.9	.8

Other income - net	—	—

Income before provision for income taxes	10.4	10.9

Provision for income taxes	3.8	4.0

Net income	6.6%	6.9%

First Quarter Ended June 29, 2013 Compared to First Quarter Ended June 30, 2012

Sales were $206.2 million for the quarter ended June 29, 2013 as compared with $169.2 million in the quarter ended June 30, 2012. The sales increase of $37.0 million or 21.9%, was partially due to a comparable store sales increase of 1.2%. Additionally, there was an increase of $36.0 million related to new stores, of which $34.4 million came from the fiscal 2013 acquisitions excluding Kramer. (The Kramer stores are considered comparable stores in fiscal 2014 as they were acquired on April 1, 2012 and in operation for a full fiscal year.) Partially offsetting this was a decrease in sales from closed stores amounting to $1.0 million. There were 90 selling days in the quarter ended June 29, 2013 and in the quarter ended June 30, 2012.

At June 29, 2013, we had 935 company-operated stores and three franchised locations as compared with 836 company-operated stores and three franchised locations at June 30, 2012. (At March 30, 2013, we had 937 company-operated stores.) During the quarter ended June 29, 2013, we added one store and closed three stores.

We believe that the 1.2% improvement in comparable store sales resulted from several factors, including an increase in sales across several product categories; specifically, maintenance services, tire and alignment sales. It is our belief that solid in-store sales execution, effective advertising campaigns and price increases in several product categories contributed to the sales improvement. Traffic also increased over the prior year first quarter. However, we believe the continued weak economic conditions resulted in lower comparable store sales than anticipated as consumers continued to defer repairs to their vehicles.

Gross profit for the quarter ended June 29, 2013 was $78.9 million or 38.3% of sales as compared with $68.1 million or 40.3% of sales for the quarter ended June 30, 2012. The decrease in gross profit for the quarter ended June 29, 2013, as a percentage of sales, is primarily due to material costs, including outside purchases, which increased as a percentage of sales as compared to the prior year. This was largely due to a shift in mix to the lower margin tire category, which had comparable store sales increases in the quarter, as well as the result of the acquisition of more tire stores in fiscal 2013. In fact, excluding the results of the fiscal 2013 acquisition stores, gross profit as a percent of sales in total was essentially flat with the prior year quarter.

The increase in total material costs was partially offset by decreases in labor and distribution and occupancy costs as a percentage of sales. Labor productivity, as measured by sales per man hour, improved over the prior year quarter. Additionally, we achieved some leverage in distribution and occupancy costs as a result of positive comparable store sales in the quarter, as well as the increased sales from last year’s acquisitions.

Operating expenses for the quarter ended June 29, 2013 were $55.8 million or 27.1% of sales as compared with $48.4 million or 28.6% of sales for the quarter ended June 30, 2012.

Within operating expenses, over $7.7 million in operating expenses were directly attributable to increased expenses such as manager pay, advertising and supplies related to a full quarter of expenses for the fiscal 2013 acquisition stores. Offsetting the dollar increases in SG&A expenses were a decrease of approximately $.6 million in costs related to acquisitions and due diligence expenses in the first quarter of the prior year. Due to increased sales from the fiscal 2013 acquisitions and continued cost control, we gained leverage on these largely fixed administrative costs.

Operating income for the quarter ended June 29, 2013 of approximately $23.1 million increased by 17.4% as compared to operating income of approximately $19.7 million for the quarter ended June 30, 2012, and decreased as a percentage of sales from 11.6% to 11.2% for the reasons described above.

Net interest expense for the quarter ended June 29, 2013 increased by approximately $.5 million as compared to the same period in the prior year, and increased from .8% to .9% as a percentage of sales for the same periods. The weighted average debt outstanding for the quarter ended June 29, 2013 increased by approximately $97 million as compared to the quarter ended June 30, 2012. This increase is primarily related to an increase in debt outstanding under our revolving Credit Facility agreement for the purchase of our fiscal 2013 acquisitions, as well as an increase in capital leases recorded in connection with these acquisitions. Largely offsetting this increase was a decrease in the weighted average interest rate of approximately 250 basis points from the prior year due to a shift to a larger percentage of debt (revolver vs. capital leases) outstanding at a lower rate. Additionally, amortization of financing fees over the higher outstanding revolving credit balance for the quarter caused a decrease in the weighted average interest rate.

The effective tax rate for the quarter ended June 29, 2013 and June 30, 2012 was 36.4% and 36.9%, respectively, of pre-tax income.

Net income for the quarter ended June 29, 2013 of $13.6 million increased 16.6% from net income for the quarter ended June 30, 2012. Earnings per share on a diluted basis for the quarter ended June 29, 2013 of $.42 increased 16.7%.

Capital Resources and Liquidity

Capital Resources

Our primary capital requirements in fiscal 2014 are the upgrading of facilities and systems and the funding of our store expansion program, including potential acquisitions of existing store chains. For the three months ended June 29, 2013, we spent approximately $7.4 million on these items. Capital requirements were met primarily by cash flow from operations and from our revolving credit facility.

In May 2013, our Board of Directors declared its intention to pay a regular quarterly cash dividend of $.11 per common share or common share equivalent beginning with the first quarter of fiscal 2014. We paid dividends of $3.5 million during the three months ended June 29, 2013. However, the declaration of and any determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on Monro’s financial condition, results of operations, capital requirements, compliance with charter and credit facility restrictions, and such other factors as the Board of Directors deems relevant.

Additionally, we have signed a definitive asset purchase agreement to acquire ten retail automotive repair stores from Curry’s Automotive Group. This transaction is expected to close prior to the end of the second quarter of fiscal 2014. The acquisition will be financed through our existing bank facility.

We also plan to continue to seek suitable acquisition candidates. We believe we have sufficient resources available (including cash flow from operations and bank financing) to expand our business as currently planned for the next twelve months.

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

In December 2012, the Credit Facility was amended to include the following: the committed sum was increased by $75 million to $250 million; the term was extended for another one and a half years, such that the Facility now expires in December 2017; and the $75 million accordion feature was maintained. There were no other changes in terms including those related to covenants or interest rates. There are now six banks participating in the syndication. There was $103 million outstanding under the Credit Facility at June 29, 2013.

Within the Credit Facility, we have a sub-facility of $40 million available for the purpose of issuing standby letters of credit. There was an outstanding letter of credit for $23 million at June 29, 2013.

The net availability under the Credit Facility at June 29, 2013 was $124 million.

Specific terms of the Credit Facility permit the payment of cash dividends not to exceed 50% of the prior year’s net income, and permit mortgages and specific lease financing arrangements with other parties with certain limitations. Additionally, the Credit Facility is not secured by our real property, although we have agreed not to encumber our real property, with certain permissible exceptions. The agreement also requires the maintenance of specified interest and rent coverage ratios. We were in compliance with all debt covenants at June 29, 2013.

We have financed certain store properties and equipment with capital leases/financing obligations, which amounted to $62 million at June 29, 2013 and are due in installments through 2042.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued new accounting guidance for the reporting of amounts reclassified out of accumulated other comprehensive income. This guidance requires companies to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income when applicable, or to cross-reference the reclassifications with other disclosures that provide additional detail about the reclassification made when the reclassifications are not made to net income. This guidance is effective for fiscal years and interim periods beginning after December 15, 2012. The adoption of this guidance in the first quarter of fiscal 2014 did not have an impact on Monro’s Consolidated Financial Statements.

Other recent authoritative guidance issued by the FASB (including technical corrections to the Accounting Standards Codification) and the Securities and Exchange Commission did not, or are not expected to have a material effect on Monro’s Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from potential changes in interest rates. At June 29, 2013 and March 30, 2013, approximately .6% and .5%, respectively, of our debt financing, excluding capital leases and financing obligations, was at fixed interest rates and therefore, the fair value is affected by changes in market interest rates. Our cash flow exposure on floating rate debt would result in annual interest expense fluctuations of approximately $1.0 million based upon our debt position at June 29, 2013 and $1.3 million for the fiscal year ended March 30, 2013, given a 1% change in LIBOR.

Long-term debt had a carrying amount and a fair value of $104.0 million as of June 29, 2013, as compared to a carrying amount and a fair value of $127.8 million as of March 30, 2013.

Item 4. Controls and Procedures

Disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that we file or submit to the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In conjunction with the close of each fiscal quarter and under the supervision of our Chief Executive Officer and Chief Financial Officer, we conduct an update, a review and an evaluation of the effectiveness of our disclosure controls and procedures. It is the conclusion of our Chief Executive Officer and Chief Financial Officer, based upon an evaluation completed as of the end of the most recent fiscal quarter reported on herein, that our disclosure controls and procedures were effective.

Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended June 29, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101.CAL**—XBRL Taxonomy Extension Calculation Linkbase

101.INS**—XBRL Instance Document

101.LAB**—XBRL Taxonomy Extension Label Linkbase

101.PRE**—XBRL Taxonomy Extension Presentation Linkbase

101.SCH**—XBRL Taxonomy Extension Schema Linkbase

101.DEF**—XBRL Taxonomy Extension Definition Linkbase

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

MONRO MUFFLER BRAKE, INC.

DATE: July 30, 2013	By:	/s/ John W. Van Heel
John W. Van Heel
Chief Executive Officer and President

DATE: July 30, 2013
	By:	/s/ Catherine D’Amico
Catherine D’Amico
Executive Vice President-Finance, Treasurer
and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description	Page No.

31.1	Certification of John W. Van Heel pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	17

31.2	Certification of Catherine D’Amico pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	18

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	19

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.INS**	XBRL Instance Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

101.SCH**	XBRL Taxonomy Extension Schema Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement of prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or deemed filed for purpose of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.