Form 10-Q
period 2013-09-28
MONRO MUFFLER BRAKE INC
filed 2013-10-31
CIK 876427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013.

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

As of October 25, 2013, 31,405,980 shares of the registrant’s common stock, par value $ .01 per share, were outstanding.

MONRO MUFFLER BRAKE, INC.

MONRO MUFFLER BRAKE, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 28, 2013	March 30, 2013
	(Dollars in thousands)
Assets
Current assets:
Cash and equivalents	$2,067	$1,463
Trade receivables	3,092	2,835
Federal and state income taxes receivable	701	2,336
Inventories	120,827	118,210
Deferred income tax asset	14,410	13,154
Other current assets	28,764	28,412

Total current assets	169,861	166,410

Property, plant and equipment	513,177	499,892
Less - Accumulated depreciation and amortization	(238,976)	(229,034)

Net property, plant and equipment	274,201	270,858
Goodwill	252,542	235,289
Intangible assets	27,487	28,517
Other non-current assets	10,271	10,458

Total assets	$734,362	$711,532

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt, capital leases and financing obligations	$5,221	$4,914
Trade payables	59,705	61,006
Accrued payroll, payroll taxes and other payroll benefits	18,533	18,302
Accrued insurance	31,886	29,498
Warranty reserves	9,458	9,248
Other current liabilities	14,376	13,431

Total current liabilities	139,179	136,399
Long-term capital leases and financing obligations	59,887	58,899
Long-term debt	119,368	127,847
Accrued rent expense	5,817	6,057
Other long-term liabilities	12,203	11,762
Deferred income tax liability	3,674	2,096
Long-term income taxes payable	3,053	3,430

Total liabilities	343,181	346,490

Commitments
Shareholders’ equity:
Class C Convertible Preferred Stock, $1.50 par value, $.064 conversion value, 150,000 shares authorized; 32,500 shares issued and outstanding	49	49
Common Stock, $.01 par value, 65,000,000 shares authorized; 37,473,064 and 37,327,967 shares issued at September 28, 2013 and March 30, 2013, respectively	375	373
Treasury Stock, 6,073,836 shares at cost	(90,064)	(90,064)
Additional paid-in capital	137,620	131,460
Accumulated other comprehensive loss	(4,220)	(4,043)
Retained earnings	347,421	327,267

Total shareholders’ equity	391,181	365,042

Total liabilities and shareholders’ equity	$734,362	$711,532

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Quarter Ended Fiscal		Six Months Ended Fiscal
	September		September
	2013	2012	2013	2012
	(Dollars in thousands,
	except per share data)
Sales	$205,321	$176,475	$411,492	$345,650
Cost of sales, including distribution and occupancy costs	123,573	106,624	250,866	207,687

Gross profit	81,748	69,851	160,626	137,963
Operating, selling, general and administrative expenses	57,837	50,126	113,607	98,550

Operating income	23,911	19,725	47,019	39,413
Interest expense, net of interest income	2,048	1,370	3,858	2,668
Other income, net	(179)	(139)	(231)	(192)

Income before provision for income taxes	22,042	18,494	43,392	36,937
Provision for income taxes	8,392	6,946	16,171	13,752

Net income	13,650	11,548	27,221	23,185
Other comprehensive loss, net of tax:
Changes in pension, net of tax benefit of $109 for the quarter and six months ended fiscal September 2013	(177)	—	(177)	—

Comprehensive income	$13,473	$11,548	$27,044	$23,185

Earnings per share:
Basic	$.43	$.37	$.86	$.74

Diluted	$.42	$.36	$.84	$.72

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(Dollars in thousands)

					Accumulated
				Additional	Other
	Preferred	Common	Treasury	Paid-in	Comprehensive	Retained
	Stock	Stock	Stock	Capital	Loss (2)	Earnings	Total

Balance at March 30, 2013	$49	$373	$(90,064)	$131,460	$(4,043)	$327,267	$365,042

Net income						27,221	27,221

Other comprehensive loss:
Pension liability adjustment (($286) pre-tax)					(177)		(177)

Cash dividends (1): Preferred						(167)	(167)

Common						(6,900)	(6,900)

Tax benefit from exercise of stock options				1,091			1,091

Exercise of stock options		2		2,816			2,818

Stock-based compensation				2,253			2,253

Balance at September 28, 2013	$49	$375	$(90,064)	$137,620	$(4,220)	$347,421	$391,181

(1)	Represents first and second quarter fiscal year 2014 dividend payment of $.11 per common share or common share equivalent paid each quarter on June 11, 2013 and August 29, 2013, respectively.
(2)	The balance relates to the pension liability.

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	Fiscal September
	2013	2012
	(Dollars in thousands)
	Increase (Decrease) in Cash
Cash flows from operating activities:
Net income	$27,221	$23,185

Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	15,331	12,623
(Gain) loss on disposal of assets	(121)	135
Stock-based compensation expense	2,253	1,753
Excess tax benefits from share-based payment arrangements	(97)	(256)
Net change in deferred income taxes	907	(204)
Change in operating assets and liabilities:
Trade receivables	(257)	(246)
Inventories	(2,426)	(8,411)
Other current assets	(312)	(4,822)
Other non-current assets	816	3,285
Trade payables	(1,301)	3,384
Accrued expenses	2,675	(1,680)
Federal and state income taxes payable	2,726	1,205
Other long-term liabilities	(118)	(588)
Long-term income taxes payable	(377)	266

Total adjustments	19,699	6,444

Net cash provided by operating activities	46,920	29,629

Cash flows from investing activities:
Capital expenditures	(13,913)	(12,120)
Acquisitions, net of cash acquired	(17,013)	(57,488)
Proceeds from the disposal of assets	74	2,973

Net cash used for investing activities	(30,852)	(66,635)

Cash flows from financing activities:
Proceeds from borrowings	168,099	161,848
Principal payments on long-term debt, capital leases and financing obligations	(179,411)	(121,701)
Exercise of stock options	2,818	1,612
Excess tax benefits from share-based payment arrangements	97	256
Dividends to shareholders	(7,067)	(6,352)

Net cash (used for) provided by financing activities	(15,464)	35,663

Increase (decrease) in cash	604	(1,343)
Cash at beginning of period	1,463	3,257

Cash at end of period	$2,067	$1,914

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Condensed Consolidated Financial Statements

The consolidated balance sheets as of September 28, 2013 and March 30, 2013, the consolidated statements of comprehensive income for the quarters and six months ended September 28, 2013 and September 29, 2012, the consolidated statements of cash flows for the six months ended September 28, 2013 and September 29, 2012, and the consolidated statement of changes in shareholders’ equity for the six months ended September 28, 2013, include financial information for Monro Muffler Brake, Inc. and its wholly-owned subsidiary, Monro Service Corporation (collectively, “Monro”, “we”, “us”, “our”). These unaudited, condensed consolidated financial statements have been prepared by Monro. We believe all known adjustments (consisting of normal recurring accruals or adjustments) have been made to fairly state the financial position, results of operations and cash flows for the unaudited periods presented.

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

We report our results on a 52/53 week fiscal year with the fiscal year ending on the last Saturday in March of each year. The following are the dates represented by each fiscal period reported in these condensed financial statements:

“Quarter Ended Fiscal September 2013”	June 30, 2013 – September 28, 2013 (13 weeks)
“Quarter Ended Fiscal September 2012”	July 1, 2012 – September 29, 2012 (13 weeks)
“Six Months Ended Fiscal September 2013”	March 31, 2013 – September 28, 2013 (26 weeks)
“Six Months Ended Fiscal September 2012”	April 1, 2012 – September 29, 2012 (26 weeks)

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

In July 2013, the Financial Accounting Standards Board issued new accounting guidance for income tax presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. This guidance requires an entity to net its unrecognized tax benefits against the deferred tax assets for all same jurisdiction net operating loss or similar tax loss carryforwards, or tax credit carryforwards. The guidance is to be applied prospectively (with an option to apply retrospectively) and will apply to all unrecognized tax benefits that exist at the effective date. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013, with early adoption permitted. As we already net our unrecognized tax benefits against the deferred tax assets for all same jurisdiction net operating loss carryforwards, this guidance had no impact on Monro’s Consolidated Financial Statements.

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

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subsequent Events

We signed definitive asset purchase agreements to complete the acquisition of 10 retail tire and automotive repair stores located in Delaware, Maryland and Kentucky through two acquisitions. These transactions are expected to close during the third quarter of fiscal 2014. Additionally, on October 20, 2013, we acquired two retail tire and automotive repair stores located in North Carolina. Collectively, these stores produced approximately $17 million in annualized net sales for their previous full fiscal years based on unaudited pre-acquisition historical information. These retail tire and automotive repair stores will operate under the Mr. Tire, Ken Towery’s Tire & Auto Care and Tread Quarters names. The acquisitions will be financed through our existing credit facility.

Fiscal 2014

On August 18, 2013, we acquired 10 retail automotive repair stores located in the Washington D.C. metropolitan area from Curry’s Automotive Group. These stores produced approximately $18 million in net sales for their previous full fiscal year based on unaudited pre-acquisition historical information. These retail automotive repair stores operate under the Curry’s/Mr. Tire name. This acquisition was financed through our existing credit facility.

The acquisition is not material to the Consolidated Financial Statements. Additionally, the pro forma information for the current or prior reporting periods has not been presented due to the impracticability of obtaining detailed, accurate or reliable data for the periods the acquired entity was not owned by Monro.

Fiscal 2013

As part of the acquisition process, the purchase accounting was finalized for the following fiscal 2013 acquisitions.

On April 1, 2012, we acquired 20 retail tire and automotive repair stores located in Virginia from Kramer Tire Co. (“Kramer”). We finalized the purchase accounting for this acquisition in the fourth quarter of fiscal 2013.

On June 3, 2012, we acquired 18 retail tire and automotive repair stores located in North Carolina from Colony Tire Corporation (“Colony”). We finalized the purchase accounting for this acquisition during the first quarter of fiscal 2014. The resulting adjustments were not material to the Consolidated Financial Statements.

On August 12, 2012, we acquired 17 retail automotive repair and tire stores located in Wisconsin and South Carolina from Tuffy Associates Corp. (“Tuffy”). We finalized the purchase accounting for this acquisition during the second quarter of fiscal 2014. The resulting adjustments were not material to the Consolidated Financial Statements.

The acquisitions resulted in goodwill related to, among other things, growth opportunities and unidentifiable intangible assets. All of the goodwill is expected to be deductible for tax purposes. We have recorded finite-lived intangible assets at their estimated fair value related to customer relationships and favorable leases.

In accordance with accounting guidance on business combinations, we expensed all costs related to the acquisitions in the six months ended September 29, 2012. The total costs related to the acquisitions were $.1 million and $.6 million for the three and six months ended September 29, 2012, respectively. These costs are included in the Consolidated Statements of Comprehensive Income primarily under operating, selling, general and administrative expenses.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The purchase price of the acquisitions has been allocated to the net tangible and intangible assets acquired, with the remainder recorded as goodwill on the basis of estimated fair values, as follows:

As of September 29, 2012
(Dollars in thousands)
Inventory	$5,933
Other current assets	956
Intangible assets	6,769
Other non-current assets	17,001

Total assets acquired	30,659
Current liabilities	1,690
Long-term liabilities	19,695

Total liabilities assumed	21,385

Total net identifiable assets acquired	$9,274

Total consideration transferred	$57,597
Less: total net identifiable assets acquired	9,274

Goodwill	$48,323

Intangible assets consist of customer relationships ($3.7 million) and favorable leases ($3.1 million). Customer relationships and favorable leases are being amortized over their estimated useful lives. The weighted average useful lives are approximately six and 13 years, respectively. The weighted average useful life of all intangible assets is nine years.

Sales for the fiscal 2013 acquired entities for the three and six months ended September 29, 2012 totaled $12.4 million and $19.7 million, respectively for the period from acquisition date through September 29, 2012.

Supplemental pro forma information for the current or prior reporting periods has not been presented due to the impracticability of obtaining detailed, accurate or reliable data for the periods the acquired entities were not owned by Monro.

We continue to refine the valuation data and estimates related to road hazard warranty, intangible assets, real estate and real property leases for all other fiscal 2013 acquisitions and the fiscal 2014 acquisition, and expect to complete the valuations no later than the first anniversary date of the respective acquisition. We anticipate that adjustments will continue to be made to the fair values of identifiable assets acquired and liabilities assumed and those adjustments may or may not be material.

Note 3 – Earnings Per Share

Basic earnings per common share (EPS) amounts are computed by dividing income available to common shareholders, after deducting preferred stock dividends, by the average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalent securities outstanding.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of basic and diluted EPS for the respective periods:

	Quarter Ended		Six Months Ended
	Fiscal September		Fiscal September
	2013	2012	2013	2012
	(Dollars in thousands,
	except per share data)
Numerator for earnings per common share calculation:
Net Income	$13,650	$11,548	$27,221	$23,185
Preferred stock dividends	(83)	(76)	(167)	(152)

Income available to common stockholders	$13,567	$11,472	$27,054	$23,033

Denominator for earnings per common share calculation:
Weighted average common shares, basic	31,390	31,023	31,346	30,973
Effect of dilutive securities:
Preferred stock	760	760	760	760
Stock options	403	423	417	482

Weighted average common shares, diluted	32,553	32,206	32,523	32,215

Basic Earnings per common share:	$.43	$.37	$.86	$.74

Diluted Earnings per common share:	$.42	$.36	$.84	$.72

The computation of diluted EPS excludes the effect of the assumed exercise of approximately 95,000 and 149,000 stock options for the three and six months ended fiscal September 28, 2013, respectively, and 648,000 for both the three and six months ended September 29, 2012. Such amounts were excluded as the exercise prices of these stock options were greater than the average market value of our Common Stock for those periods, resulting in an anti-dilutive effect on diluted EPS.

Note 4 – Income Taxes

In the normal course of business, we provide for uncertain tax positions and the related interest and penalties, and adjust our unrecognized tax benefits and accrued interest and penalties accordingly. The total amounts of unrecognized tax benefits were $5.5 million and $5.7 million, respectively, at September 28, 2013 and March 30, 2013, the majority of which, if recognized, would affect the effective tax rate. As of September 28, 2013, we had approximately $.4 million of interest and penalties accrued related to unrecognized tax benefits.

We are currently under audit by certain state tax jurisdictions for the fiscal 2007 through 2010 tax years. It is possible that the examination phase of the audits for these years may conclude in the next 12 months, and that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns may change from those recorded as liabilities for uncertain tax positions in our financial statements as of September 28, 2013. However, based on the status of the examinations, it is not possible to estimate the effect of any amount of such change to previously recorded uncertain tax positions.

We file U.S. federal income tax returns and income tax returns in various state jurisdictions. Our fiscal 2011 and fiscal 2012 U.S. federal tax year and various state tax years remain subject to income tax examinations by tax authorities.

Note 5 – Fair Value

Long-term debt had a carrying amount and a fair value of $119.4 million as of September 28, 2013, as compared to a carrying amount and a fair value of $127.8 million as of March 30, 2013. The fair value of long-term debt was estimated based on discounted cash flow analyses using either quoted market prices for the same or similar issues, or the current interest rates offered to Monro for debt with similar maturities.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Supplemental Disclosure of Cash Flow Information

The following represents non-cash investing and financing activities during the periods indicated:

Six Months Ended September 28, 2013:

In connection with the fiscal 2014 acquisitions, liabilities were assumed as follows:

Fair value of assets acquired	$4,827,000
Goodwill acquired	13,437,000
Cash paid, net of cash acquired	(17,013,000)

Liabilities assumed	$1,251,000

Six Months Ended September 29, 2012:

In connection with the fiscal 2013 acquisitions, liabilities were assumed as follows:

Fair value of assets acquired	$30,659,000
Goodwill acquired	48,323,000
Cash paid, net of cash acquired	(57,597,000)

Liabilities assumed	$21,385,000

These amounts reflect final purchase accounting adjustments for the fiscal 2013 acquisitions (see Note 2).

Goodwill at September 28, 2013 increased $3.8 million as compared to March 30, 2013 due to purchase accounting adjustments related to all fiscal 2013 acquisitions.

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

Note 8 – Subsequent Events

See Note 2 for a discussion of acquisitions subsequent to September 28, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including (without limitation) statements made in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain statements of future expectations and other forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, the words “anticipates”, “believes”, “contemplates”, “see”, “could”, “estimate”, “intend”, “plans” and variations thereof and similar expressions, are intended to identify forward-looking statements. Forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed. These factors include, but are not necessarily limited to, product demand, dependence on and competition within the primary markets in which Monro’s stores are located, the need for and costs associated with store renovations and other capital expenditures, the effect of economic conditions, seasonality, the impact of competitive services and pricing, parts supply restraints or difficulties, advances in automotive technologies, industry regulation, risks relating to leverage and debt service (including sensitivity to fluctuations in interest rates), continued availability of capital resources and financing, disruption or unauthorized access to our computer systems, risks relating to protection of customer and employee personal data, risks relating to litigation, risks relating to integration of acquired businesses, including goodwill impairment and the risks set forth in our Annual Report on Form 10-K for the fiscal year ended March 30, 2013. Except as required by law, we do not undertake to update any forward-looking statement that may be made from time to time by us or on our behalf.

Results of Operations

The following table sets forth income statement data of Monro Muffler Brake, Inc. expressed as a percentage of sales for the fiscal periods indicated:

	Quarter Ended Fiscal September		Six Months Ended Fiscal September
	2013	2012	2013	2012
Sales	100.0%	100.0%	100.0%	100.0%

Cost of sales, including distribution and occupancy costs	60.2	60.4	61.0	60.1

Gross profit	39.8	39.6	39.0	39.9

Operating, selling, general and administrative expenses	28.2	28.4	27.6	28.5

Operating income	11.6	11.2	11.4	11.4

Interest expense - net	1.0	0.8	0.9	0.8

Other income - net	(0.1)	(0.1)	(0.1)	(0.1)

Income before provision for income taxes	10.7	10.5	10.5	10.7

Provision for income taxes	4.1	3.9	3.9	4.0

Net income	6.6%	6.5%	6.6%	6.7%

Second Quarter and Six Months Ended September 28, 2013 Compared to Second Quarter and Six Months Ended September 29, 2012

Sales were $205.3 million for the quarter ended September 28, 2013 as compared with $176.5 million in the quarter ended September 29, 2012. The sales increase of $28.8 million or 16.3%, was due to an increase of $33.9 million related to new stores, excluding the former Kramer Tire stores. (The Kramer stores are considered comparable stores in fiscal 2014 as they were acquired on April 1, 2012 and in operation for a full fiscal year.) Partially offsetting this was a comparable store sales decrease of 2.1% and a decrease in sales from closed stores amounting to $1.4 million. There were 91 selling days in both the quarters ended September 28, 2013 and September 29, 2012.

Sales were $411.5 million for the six months ended September 28, 2013 as compared with $345.7 million in the six months ended September 29, 2012. The sales increase of $65.8 million or 19.0%, was due to an increase of $69.9 million related to new stores, excluding Kramer. This was partially offset by a decrease in comparable store sales of .5% and a decrease in sales from closed stores amounting to $2.4 million. There were 181 selling days in the first six months of fiscal 2014 and fiscal 2013.

At September 28, 2013, we had 940 company-operated stores and three franchised locations as compared with 853 company-operated stores and three franchised locations at September 29, 2012. (At March 30, 2013, we had 937 company-operated stores.) During the quarter ended September 28, 2013, we added 12 stores and closed six stores. Year to date, we added 13 stores and closed ten stores.

We believe that the decline in comparable store sales resulted mainly from the continued weak economic conditions as consumers continued to defer repairs to their vehicles. Comparable store tire sales and scheduled maintenance services declined in the second quarter of fiscal 2014. However, other service categories, including exhaust, shocks, oil changes and brakes, increased on a comparable store basis as compared to the prior year, demonstrating that needed repairs cannot be deferred indefinitely.

Gross profit for the quarter ended September 28, 2013 was $81.7 million or 39.8% of sales as compared with $69.9 million or 39.6% of sales for the quarter ended September 29, 2012. The increase in gross profit for the quarter ended September 28, 2013, as a percentage of sales, is due to several factors, as discussed below.

Distribution and occupancy costs decreased as a percentage of sales from the prior year as we gained leverage on these largely fixed costs with higher overall sales. Labor costs decreased as a percentage of sales as compared to the prior year through focused cost control. Labor productivity, as measured by sales per man hour, improved over the prior year quarter. Additionally, tire costs decreased meaningfully in the second quarter of this year as compared to the same quarter of last year.

Partially offsetting these decreases was an increase in total material costs, including outside purchases, due to a shift in sales mix to the lower margin tire category, due primarily to the fiscal year 2013 acquisitions of 125 tire stores with high tire sales mix.

Additionally, excluding the fiscal year 2013 and 2014 acquisition stores, gross profit actually improved by approximately 150 basis points as compared to the second quarter of last year.

Gross profit for the six months ended September 28, 2013 was $160.6 million or 39.0% of sales as compared with $138.0 million or 39.9% of sales for the six months ended September 29, 2012. The year-to-date decrease in gross profit as a percent of sales is due to increased material costs as described above, partially offset by decreased distribution and occupancy costs and labor costs, due to increased leverage on higher sales and increased labor productivity, respectively.

Operating expenses for the quarter ended September 28, 2013 were $57.8 million or 28.2% of sales as compared with $50.1 million or 28.4% of sales for the quarter ended September 29, 2012. Due to increased sales from the fiscal 2013 and fiscal 2014 acquisitions and continued cost control, we gained leverage on these largely fixed costs.

Within operating expenses, over $6.9 million in expenses were directly attributable to increased expenses such as manager pay, advertising and supplies related to a full quarter of expenses for the fiscal 2013 acquisition stores and a partial quarter of expenses for the fiscal 2014 acquisition stores.

For the six months ended September 28, 2013, operating expenses increased by $15.1 million to $113.6 million from the comparable period of the prior year and were 27.6% of sales as compared to 28.5% for the six months ended September 29, 2012. Accounting for the bulk of the increase were $14.6 million of operating expenses related to the fiscal 2013 and fiscal 2014 acquisition stores, partially offset by a decrease of $.6 million of due diligence costs compared to the first six months of the prior year.

Operating income for the quarter ended September 28, 2013 of approximately $23.9 million increased by 21.2% as compared to operating income of approximately $19.7 million for the quarter ended September 29, 2012, and increased as a percentage of sales from 11.2% to 11.6% for the reasons described above.

Operating income for the six months ended September 28, 2013 of approximately $47.0 million increased by 19.3% as compared to operating income of approximately $39.4 million for the six months ended September 29, 2012, and remained consistent as a percentage of sales at 11.4% for the six months ended September 28, 2013 and for the six months ended September 29, 2012 for the reasons described above.

Net interest expense for the quarter ended September 28, 2013 increased by approximately $.7 million as compared to the same period in the prior year, and increased from .8% to 1.0% as a percentage of sales for the same periods. The weighted average debt outstanding for the quarter ended September 28, 2013 increased by approximately $81 million as compared to the quarter ended September 29, 2012. This increase is primarily related to an increase in debt outstanding under our revolving Credit Facility agreement for the purchase of our fiscal 2013 and fiscal 2014 acquisitions, as well as an increase in capital leases recorded in connection with these acquisitions. Largely offsetting this increase was a decrease in the weighted average interest rate of approximately 110 basis points from the prior year due to a shift to a larger percentage of debt (revolver vs. capital leases) outstanding at a lower rate. Additionally, amortization of financing fees over the higher outstanding revolving credit balance for the quarter caused a decrease in the weighted average interest rate.

Net interest expense for the six months ended September 28, 2013 increased by approximately $1.2 million as compared to the same period in the prior year, and increased from .8% to .9% as a percentage of sales for the same periods. Weighted average debt increased by approximately $92 million and the weighted average interest rate decreased by approximately 180 basis points as compared to the same period of the prior year.

The effective tax rate for the quarter ended September 28, 2013 and September 29, 2012 was 38.1% and 37.6%, respectively, of pre-tax income.

The effective tax rate for the six months ended September 28, 2013 and September 29, 2012 was 37.3% and 37.2%, respectively, of pre-tax income.

Net income for the quarter ended September 28, 2013 of $13.6 million increased 18.2% from net income for the quarter ended September 29, 2012. Earnings per share on a diluted basis for the quarter ended September 28, 2013 of $.42 increased 16.7%.

For the six months ended September 28, 2013, net income of $27.2 million increased 17.4% and diluted earnings per share of $.84 increased 16.7%.

Capital Resources and Liquidity

Capital Resources

Our primary capital requirements in fiscal 2014 are the upgrading of facilities and systems and the funding of our store expansion program, including potential acquisitions of existing store chains. For the six months ended September 28, 2013, we spent approximately $30.9 million on these items. Capital requirements were met primarily by cash flow from operations and from our revolving credit facility.

In May 2013, our Board of Directors declared its intention to pay a regular quarterly cash dividend of $.11 per common share or common share equivalent beginning with the first quarter of fiscal year 2014. We paid dividends of $7.1 million during the six months ended September 28, 2013. However, the declaration of and any determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on Monro’s financial condition, results of operations, capital requirements, compliance with charter and credit facility restrictions, and such other factors as the Board of Directors deems relevant.

On October 20, 2013, we acquired two retail tire and automotive repair stores. This acquisition was financed through our existing credit facility.

Additionally, we have signed definitive asset purchase agreements to acquire 10 retail tire and automotive repair stores through two acquisitions. These transactions are expected to close during the third quarter of fiscal year 2014. These acquisitions will be financed through our existing credit facility.

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

In December 2012, the Credit Facility was amended to include the following: the committed sum was increased by $75 million to $250 million; the term was extended for another one and a half years, such that the Facility now expires in December 2017; and the $75 million accordion feature was maintained. There were no other changes in terms including those related to covenants or interest rates. There are now six banks participating in the syndication. There was $119 million outstanding under the Credit Facility at September 28, 2013.

Within the Credit Facility, we have a sub-facility of $40 million available for the purpose of issuing standby letters of credit. There was an outstanding letter of credit for $23 million at September 28, 2013.

The net availability under the Credit Facility at September 28, 2013 was $108 million.

Specific terms of the Credit Facility permit the payment of cash dividends not to exceed 50% of the prior year’s net income, and permit mortgages and specific lease financing arrangements with other parties with certain limitations. Additionally, the Credit Facility is not secured by our real property, although we have agreed not to encumber our real property, with certain permissible exceptions. The agreement also requires the maintenance of specified interest and rent coverage ratios. We were in compliance with all debt covenants at September 28, 2013.

We have financed certain store properties and equipment with capital leases/financing obligations, which amounted to $65 million at September 28, 2013 and are due in installments through 2042.

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

In July 2013, the Financial Accounting Standards Board issued new accounting guidance for income tax presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. This guidance requires an entity to net its unrecognized tax benefits against the deferred tax assets for all same jurisdiction net operating loss or similar tax loss carryforwards, or tax credit carryforwards. The guidance is to be applied prospectively (with an option to apply retrospectively) and will apply to all unrecognized tax benefits that exist at the effective date. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013, with early adoption permitted. As we already net our unrecognized tax benefits against the deferred tax assets for all same jurisdiction net operating loss carryforwards, this guidance had no impact on Monro’s Consolidated Financial Statements.

Other recent authoritative guidance issued by the FASB (including technical corrections to the Accounting Standards Codification) and the Securities and Exchange Commission did not, or are not expected to have a material effect on Monro’s Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from potential changes in interest rates. At September 28, 2013 and March 30, 2013, approximately .6% and .5%, respectively, of our debt financing, excluding capital leases and financing obligations, was at fixed interest rates and therefore, the fair value is affected by changes in market interest rates. Our cash flow exposure on floating rate debt would result in annual interest expense fluctuations of approximately $1.2 million based upon our debt position at September 28, 2013 and $1.3 million for the fiscal year ended March 30, 2013, given a 1% change in LIBOR.

Long-term debt had a carrying amount and a fair value of $119.4 million as of September 28, 2013, as compared to a carrying amount and a fair value of $127.8 million as of March 30, 2013.

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

Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended September 28, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MONRO MUFFLER BRAKE, INC.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party or subject to any legal proceedings other than certain claims and lawsuits that arise in the normal course of our business. We do not believe that such claims or lawsuits, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

Item 6. Exhibits

Exhibits

10.1 – Monro Muffler Brake, Inc. 2007 Incentive Plan, Amendment Nos. 5 and 6 are incorporated herein by reference from Exhibit A to our Definitive Proxy Statement, filed on July 2, 2013.

31.1 – Certification of John W. Van Heel pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2 – Certification of Catherine D’Amico pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1 – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101.CAL - XBRL Taxonomy Extension Calculation Linkbase

101.INS - XBRL Instance Document

101.LAB - XBRL Taxonomy Extension Label Linkbase

101.PRE - XBRL Taxonomy Extension Presentation Linkbase

101.SCH - XBRL Taxonomy Extension Schema Linkbase

101.DEF - XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONRO MUFFLER BRAKE, INC.

DATE: October 31, 2013	By:	/s/ John W. Van Heel
John W. Van Heel
Chief Executive Officer and President

DATE: October 31, 2013
	By:	/s/ Catherine D’Amico
Catherine D’Amico
Executive Vice President-Finance, Treasurer,
Chief Financial Officer (Principal Financial Officer
and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Page No.

31.1	Certification of John W. Van Heel pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	20

31.2	Certification of Catherine D’Amico pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	21

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	22

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.INS	XBRL Instance Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.SCH	XBRL Taxonomy Extension Schema Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase