Form 10-Q
period 2013-12-28
MONRO MUFFLER BRAKE INC
filed 2014-02-04
CIK 876427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2013.

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

As of January 24, 2014, 31,449,326 shares of the registrant’s common stock, par value $ .01 per share, were outstanding.

MONRO MUFFLER BRAKE, INC.

MONRO MUFFLER BRAKE, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 28, 2013	March 30, 2013
	(Dollars in thousands)
Assets
Current assets:
Cash and equivalents	$4,905	$1,463
Trade receivables	3,158	2,835
Federal and state income taxes receivable	—	2,336
Inventories	124,067	118,210
Deferred income tax asset	14,994	13,154
Other current assets	25,919	28,412

Total current assets	173,043	166,410

Property, plant and equipment	523,708	504,080
Less - Accumulated depreciation and amortization	(245,051)	(229,034)

Net property, plant and equipment	278,657	275,046
Goodwill	266,497	249,803
Intangible assets	31,414	32,396
Other non-current assets	9,567	10,458
Long-term deferred income tax asset	2,221	5,320

Total assets	$761,399	$739,433

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt, capital leases and financing obligations	$7,489	$6,833
Trade payables	60,144	61,006
Federal and state income taxes payable	642	—
Accrued payroll, payroll taxes and other payroll benefits	17,243	18,302
Accrued insurance	33,140	29,498
Warranty reserves	9,779	9,060
Other current liabilities	14,105	13,431

Total current liabilities	142,542	138,130
Long-term capital leases and financing obligations	80,649	86,962
Long-term debt	112,483	127,847
Accrued rent expense	5,597	6,057
Other long-term liabilities	13,052	11,965
Long-term income taxes payable	2,667	3,430

Total liabilities	356,990	374,391

Commitments
Shareholders’ equity:
Class C Convertible Preferred Stock, $1.50 par value, $.064 conversion value, 150,000 shares authorized; 32,500 shares issued and outstanding	49	49
Common Stock, $.01 par value, 65,000,000 shares authorized; 37,509,042 and 37,327,967 shares issued at December 28, 2013 and March 30, 2013, respectively	375	373
Treasury Stock, 6,073,836 shares at cost	(90,064)	(90,064)
Additional paid-in capital	139,149	131,460
Accumulated other comprehensive loss	(4,309)	(4,043)
Retained earnings	359,209	327,267

Total shareholders’ equity	404,409	365,042

Total liabilities and shareholders’ equity	$761,399	$739,433

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Quarter Ended Fiscal		Nine Months Ended Fiscal
	December		December
	2013	2012	2013	2012
	(Dollars in thousands, except per share data)
Sales	$216,695	$190,437	$628,188	$536,088
Cost of sales, including distribution and occupancy costs	134,371	120,827	385,238	328,515

Gross profit	82,324	69,610	242,950	207,573
Operating, selling, general and administrative expenses	55,398	50,782	169,005	149,331

Operating income	26,926	18,828	73,945	58,242
Interest expense, net of interest income	3,216	1,473	7,074	4,141
Other income, net	(352)	(59)	(583)	(250)

Income before provision for income taxes	24,062	17,414	67,454	54,351
Provision for income taxes	8,733	6,159	24,904	19,911

Net income	15,329	11,255	42,550	34,440
Other comprehensive loss, net of tax:
Changes in pension, net of tax benefit of $54 and $163 for the quarter and nine months ended fiscal December 2013, respectively	(89)	—	(266)	—

Comprehensive income	$15,240	$11,255	$42,284	$34,440

Earnings per share:
Basic	$.49	$.36	$1.35	$1.10

Diluted	$.47	$.35	$1.31	$1.07

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(Dollars in thousands)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss(2)	Retained Earnings	Total

Balance at March 30, 2013	$49	$373	$(90,064)	$131,460	$(4,043)	$327,267	$365,042

Net income						42,550	42,550

Other comprehensive loss:
Pension liability adjustment (($429) pre-tax)					(266)		(266)

Cash dividends (1): Preferred						(250)	(250)
Common						(10,358)	(10,358)

Tax benefit from exercise of stock options				1,297			1,297

Exercise of stock options		2		3,464			3,466

Stock-based compensation				2,928			2,928

Balance at December 28, 2013	$49	$375	$(90,064)	$139,149	$(4,309)	$359,209	$404,409

(1)	Represents first, second and third quarter fiscal year 2014 dividend payment of $.11 per common share or common share equivalent paid each quarter on June 11, 2013, August 29, 2013 and December 26, 2013, respectively.
(2)	The balance relates to the pension liability.

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	Fiscal December
	2013	2012
	(Dollars in thousands) Increase (Decrease) in Cash
Cash flows from operating activities:
Net income	$42,550	$34,440

Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	23,755	19,422
Gain on bargain purchase	(261)	—
Loss on disposal of assets	79	320
Stock-based compensation expense	2,928	2,412
Excess tax benefits from share-based payment arrangements	(133)	(270)
Net change in deferred income taxes	1,513	(280)
Change in operating assets and liabilities:
Trade receivables	(323)	(252)
Inventories	(4,300)	(1,354)
Other current assets	2,604	(1,383)
Other non-current assets	2,034	596
Trade payables	(862)	8,002
Accrued expenses	1,948	(742)
Federal and state income taxes payable	4,275	2,813
Other long-term liabilities	(11)	(352)
Long-term income taxes payable	(763)	(200)

Total adjustments	32,483	28,732

Net cash provided by operating activities	75,033	63,172

Cash flows from investing activities:
Capital expenditures	(21,686)	(21,066)
Acquisitions, net of cash acquired	(26,334)	(145,967)
Proceeds from the disposal of assets	3,898	2,997

Net cash used for investing activities	(44,122)	(164,036)

Cash flows from financing activities:
Proceeds from borrowings	234,980	284,675
Principal payments on long-term debt, capital leases and financing obligations	(255,440)	(169,112)
Exercise of stock options	3,466	2,075
Excess tax benefits from share-based payment arrangements	133	270
Dividends to shareholders	(10,608)	(12,739)

Net cash (used for) provided by financing activities	(27,469)	105,169

Increase in cash	3,442	4,305
Cash at beginning of period	1,463	3,257

Cash at end of period	$4,905	$7,562

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Condensed Consolidated Financial Statements

The consolidated balance sheets as of December 28, 2013 and March 30, 2013, the consolidated statements of comprehensive income for the quarters and nine months ended December 28, 2013 and December 29, 2012, the consolidated statements of cash flows for the nine months ended December 28, 2013 and December 29, 2012, and the consolidated statement of changes in shareholders’ equity for the nine months ended December 28, 2013, include financial information for Monro Muffler Brake, Inc. and its wholly-owned subsidiary, Monro Service Corporation (collectively, “Monro”, “we”, “us”, “our”). These unaudited, condensed consolidated financial statements have been prepared by Monro. We believe all known adjustments (consisting of normal recurring accruals or adjustments) have been made to fairly state the financial position, results of operations and cash flows for the unaudited periods presented.

Interim results are not necessarily indicative of results for a full year. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The information included in this Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended March 30, 2013.

We report our results on a 52/53 week fiscal year with the fiscal year ending on the last Saturday in March of each year. The following are the dates represented by each fiscal period reported in these condensed financial statements:

“Quarter Ended Fiscal December 2013”	September 29, 2013 – December 28, 2013 (13 weeks)
“Quarter Ended Fiscal December 2012”	September 30, 2012 – December 29, 2012 (13 weeks)
“Nine Months Ended Fiscal December 2013”	March 31, 2013 – December 28, 2013 (39 weeks)
“Nine Months Ended Fiscal December 2012”	April 1, 2012 – December 29, 2012 (39 weeks)

Fiscal year 2014, ending March 29, 2014, is a 52 week year.

Retrospective Adjustments – Purchase Accounting

During the quarter ended December 2013, we finalized the purchase accounting for several acquisitions that occurred in fiscal year 2013. We retrospectively adjusted the provisional amounts recognized at the acquisition dates to reflect fair value and made adjustments to the March 30, 2013 consolidated balance sheet. See Note 2 – “Acquisitions” for details.

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

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Acquisitions

Acquisitions are strategic moves in our plan to fill in and expand our presence in existing and contiguous markets, and leverage fixed operating costs such as distribution and advertising.

Fiscal 2014

On November 17, 2013, we acquired six retail tire and automotive repair stores located in Delaware and Maryland and four retail tire and automotive repair stores located in Kentucky from two separate sellers.

On August 18, 2013, we acquired 10 retail automotive repair stores located in the Washington D.C. metropolitan area from Curry’s Automotive Group. These retail automotive repair stores operate under the Curry’s/Mr. Tire name.

The fiscal 2014 acquisitions are not material to the Consolidated Financial Statements and supplemental pro forma information for the current or prior reporting periods has not been presented due to the impracticability of obtaining detailed, accurate or reliable data for the periods the acquired entities were not owned by Monro. These acquisitions were financed through our existing credit facility.

Fiscal 2013

On April 1, 2012, we acquired 20 retail tire and automotive repair stores located in Virginia from Kramer Tire Co. (“Kramer”). We finalized the purchase accounting for this acquisition in the fourth quarter of fiscal 2013.

As part of the acquisition process, the purchase accounting was finalized during fiscal 2014 for the following fiscal 2013 acquisitions.

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

On October 7, 2012, we acquired five retail tire and automotive repair stores located in New York from Chesley Co. Inc., a former Midas franchise. We finalized the purchase accounting for this acquisition during the third quarter of fiscal 2014.

On October 14, 2012, we acquired one retail tire and automotive repair store located in Massachusetts from Brothers Tire, Inc. We finalized the purchase accounting for this acquisition during the third quarter of fiscal 2014.

On November 18, 2012, we acquired 31 retail tire stores located in Indiana, Tennessee and Illinois from Everybody’s Oil Corporation. We finalized the purchase accounting for this acquisition during the third quarter of fiscal 2014.

On December 16, 2012, we acquired 27 retail tire and automotive repair stores located in Indiana and Kentucky and a wholesale operation and warehouse in Kentucky from Ken Towery’s Auto Care of Kentucky, Inc. and Ken Towery’s Auto Care of Indiana, Inc. We finalized the purchase accounting for this acquisition during the third quarter of fiscal 2014.

As a result of the final purchase price allocations, certain of the fair value amounts previously estimated were adjusted during the measurement period. These measurement period adjustments related to updated valuation reports and appraisals received from our external valuation specialists, as well as revisions to internal estimates. The changes in estimates include an increase in property, plant and equipment of $4.2 million; an increase in intangible assets of $3.9 million; an increase in the long-term deferred income tax asset of $7.4 million; an increase in the current portion of long-term debt, capital leases and financing obligations of $1.9 million; a decrease in warranty reserves of $.2 million; an increase in long-term capital leases and financing obligations of $28.1 million; and an increase in other long-term liabilities of $.2 million. The measurement period adjustments resulted in an increase to goodwill of $14.5 million.

The purchase price allocation (shown below) and the March 30, 2013 consolidated balance sheet have been retrospectively adjusted to reflect the purchase accounting measurement period adjustments described above. Additionally, the adjustments did not have a material impact on the current period or any prior period consolidated statements of comprehensive income, and, therefore, prior period consolidated statements of comprehensive income have not been retrospectively adjusted.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The acquisitions resulted in goodwill related to, among other things, growth opportunities and unidentifiable intangible assets. All of the goodwill is expected to be deductible for tax purposes. We have recorded finite-lived intangible assets at their estimated fair value related to customer relationships, trade names and favorable leases.

In accordance with accounting guidance on business combinations, we expensed all costs related to the acquisitions in the nine months ended December 29, 2012. The total costs related to the acquisitions were $.6 million and $1.3 million for the three and nine months ended December 29, 2012, respectively. These costs are included in the consolidated statements of comprehensive income primarily under operating, selling, general and administrative expenses.

The purchase price of the acquisitions has been allocated to the net tangible and intangible assets acquired, with the remainder recorded as goodwill on the basis of estimated fair values, as follows:

(Dollars in thousands)
Inventories	$16,645
Other current assets	1,214
Property, plant and equipment	38,531
Intangible assets	19,920
Long-term deferred income tax asset	13,030

Total assets acquired	89,340
Warranty reserves	3,166
Other current liabilities	4,338
Long-term capital leases and financing obligations	43,218
Other long-term liabilities	4,096

Total liabilities assumed	54,818

Total net identifiable assets acquired	$34,522

Total consideration transferred	$144,715
Less: total net identifiable assets acquired	34,522

Goodwill	$110,193

Intangible assets consist of customer relationships ($8.3 million), trade names ($6.6 million) and favorable leases ($5.0 million). Customer relationships, trade names and favorable leases are being amortized over their estimated useful lives. The weighted average useful lives are approximately six, 17 and 12 years, respectively. The weighted average useful life of all intangible assets is 11 years.

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

We continue to refine the valuation data and estimates related to road hazard warranty, intangible assets, real estate and real property leases for all other fiscal 2013 acquisitions and the fiscal 2014 acquisitions, and expect to complete the valuations no later than the first anniversary date of the respective acquisition. We anticipate that adjustments will continue to be made to the fair values of identifiable assets acquired and liabilities assumed and those adjustments may or may not be material.

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

The following is a reconciliation of basic and diluted EPS for the respective periods:

	Quarter Ended Fiscal December		Nine Months Ended Fiscal December
	2013	2012	2013	2012
	(Dollars in thousands, except per share data)
Numerator for earnings per common share calculation:
Net Income	$15,329	$11,255	$42,550	$34,440
Preferred stock dividends	(83)	(152)	(250)	(304)

Income available to common stockholders	$15,246	$11,103	$42,300	$34,136

Denominator for earnings per common share calculation:
Weighted average common shares, basic	31,417	31,116	31,369	31,020
Effect of dilutive securities:
Preferred stock	760	760	760	760
Stock options	456	364	438	507

Weighted average common shares, diluted	32,633	32,240	32,567	32,287

Basic Earnings per common share:	$.49	$.36	$1.35	$1.10

Diluted Earnings per common share:	$.47	$.35	$1.31	$1.07

The computation of diluted EPS excludes the effect of the assumed exercise of approximately 86,000 and 98,000 stock options for the three and nine months ended fiscal December 28, 2013, respectively, and 1,034,000 and 967,000 stock options for the three and nine months ended December 29, 2012, respectively. Such amounts were excluded as the exercise prices of these stock options were greater than the average market value of our Common Stock for those periods, resulting in an anti-dilutive effect on diluted EPS.

Note 4 – Income Taxes

In the normal course of business, we provide for uncertain tax positions and the related interest and penalties, and adjust our unrecognized tax benefits and accrued interest and penalties accordingly. The total amounts of unrecognized tax benefits were $5.3 million and $5.7 million at December 28, 2013 and March 30, 2013, respectively, the majority of which, if recognized, would affect the effective tax rate. As of December 28, 2013, we had approximately $.3 million of interest and penalties accrued related to unrecognized tax benefits.

We file U.S. federal income tax returns and income tax returns in various state jurisdictions. Our fiscal 2011 through fiscal 2013 U.S. federal tax years and various state tax years remain subject to income tax examinations by tax authorities.

Note 5 – Fair Value

Long-term debt had a carrying amount and a fair value of $112.5 million as of December 28, 2013, as compared to a carrying amount and a fair value of $127.8 million as of March 30, 2013. The fair value of long-term debt was estimated based on discounted cash flow analyses using either quoted market prices for the same or similar issues, or the current interest rates offered to Monro for debt with similar maturities.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Supplemental Disclosure of Cash Flow Information

The following represents non-cash investing and financing activities during the periods indicated:

Nine Months Ended December 28, 2013:

In connection with the fiscal 2014 acquisitions, liabilities were assumed as follows:

Fair value of assets acquired	$12,184,000
Goodwill acquired	16,714,000
Gain on bargain purchase	(261,000)
Cash paid, net of cash acquired	(26,334,000)

Liabilities assumed	$2,303,000

Nine Months Ended December 29, 2012:

In connection with the fiscal 2013 acquisitions, liabilities were assumed as follows:

Fair value of assets acquired	$89,340,000
Goodwill acquired	110,193,000
Cash paid, net of cash acquired	(144,715,000)

Liabilities assumed	$54,818,000

These amounts reflect final purchase accounting adjustments for the fiscal 2013 acquisitions. (See Note 2).

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including (without limitation) statements made in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain statements of future expectations and other forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, the words “anticipates”, “believes”, “contemplates”, “see”, “could”, “estimate”, “appear”, “intend”, “plans” and variations thereof and similar expressions, are intended to identify forward-looking statements. Forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed. These factors include, but are not necessarily limited to, product demand, dependence on and competition within the primary markets in which Monro’s stores are located, the need for and costs associated with store renovations and other capital expenditures, the effect of economic conditions, seasonality, the impact of competitive services and pricing, parts supply restraints or difficulties, advances in automotive technologies, industry regulation, risks relating to leverage and debt service (including sensitivity to fluctuations in interest rates), continued availability of capital resources and financing, disruption or unauthorized access to our computer systems, risks relating to protection of customer and employee personal data, risks relating to litigation, risks relating to integration of acquired businesses, including goodwill impairment and the risks set forth in our Annual Report on Form 10-K for the fiscal year ended March 30, 2013 and subsequently filed quarterly reports on Form 10-Q. Except as required by law, we do not undertake to update any forward-looking statement that may be made from time to time by us or on our behalf.

Results of Operations

The following table sets forth income statement data of Monro Muffler Brake, Inc. expressed as a percentage of sales for the fiscal periods indicated:

	Quarter Ended Fiscal December		Nine Months Ended Fiscal December
	2013	2012	2013	2012
Sales	100.0%	100.0%	100.0%	100.0%

Cost of sales, including distribution and occupancy costs	62.0	63.4	61.3	61.3

Gross profit	38.0	36.6	38.7	38.7

Operating, selling, general and administrative expenses	25.6	26.7	26.9	27.9

Operating income	12.4	9.9	11.8	10.9

Interest expense - net	1.5	0.8	1.1	0.8

Other income - net	(0.2)	0.0	(0.1)	0.0

Income before provision for income taxes	11.1	9.1	10.7	10.1

Provision for income taxes	4.0	3.2	4.0	3.7

Net income	7.1%	5.9%	6.8%	6.4%

Third Quarter and Nine Months Ended December 28, 2013 Compared to Third Quarter and Nine Months Ended December 29, 2012

Sales were $216.7 million for the quarter ended December 28, 2013 as compared with $190.4 million in the quarter ended December 29, 2012. The sales increase of $26.3 million or 13.8%, was due primarily to an increase of $29.6 million related to new stores, excluding the former Kramer Tire stores. (The Kramer stores are considered comparable stores in fiscal 2014 as they were acquired on April 1, 2012 and in operation for a full fiscal year.) Comparable store sales also increased by .3%. Partially offsetting this was a decrease in sales from closed stores amounting to $1.5 million. There were 89 selling days in both the quarters ended December 28, 2013 and December 29, 2012.

Additionally, during the quarter ended December 29, 2012, we completed the bulk sale of approximately $2.4 million of slower moving inventory to a barter company in exchange for barter credits. There was no similar transaction in the third quarter of fiscal 2014. The barter transactions for the quarter ended December 29, 2012 decreased gross profit and operating expenses by .2% and .3%, of sales, respectively.

Sales were $628.2 million for the nine months ended December 28, 2013 as compared with $536.1 million in the nine months ended December 29, 2012. The sales increase of $92.1 million or 17.2%, was due to an increase of $99.5 million related to new stores, excluding Kramer. This was partially offset by a decrease in comparable store sales of .2% and a decrease in sales from closed stores amounting to $3.9 million. There were 270 selling days in the first nine months of fiscal 2014 and fiscal 2013.

For the nine months ended December 29, 2012, we sold a total of $2.4 million of slow moving inventory in exchange for barter credits.

At December 28, 2013, we had 951 company-operated stores and three franchised locations as compared with 918 company-operated stores and three franchised locations at December 29, 2012. (At March 30, 2013, we had 937 company-operated stores.) During the quarter ended December 28, 2013, we added 13 stores and closed two stores. Year-to-date, we have added 26 stores and closed 12 stores.

We believe that the increase in comparable store sales for the quarter ended December 28, 2013 resulted primarily from increased comparable store tire and brake sales related to harsher winter weather conditions than in the quarter ended December 29, 2012. Consumer purchasing decisions appear to have been based on safety concerns due to the harsher winter weather. However, due to continued weak economic conditions, we believe that consumers continue to defer service repairs, as evidenced by comparable store sales declines in other service categories.

Gross profit for the quarter ended December 28, 2013 was $82.3 million or 38.0% of sales as compared with $69.6 million or 36.6% of sales for the quarter ended December 29, 2012. The increase in gross profit for the quarter ended December 28, 2013, as a percentage of sales, is due to several factors, as discussed below.

Distribution and occupancy costs decreased as a percentage of sales from the prior year as we gained leverage on these largely fixed costs with higher overall sales. Additionally, occupancy costs decreased this quarter due in part to opening balance sheet lease accounting adjustments related to recent acquisitions. Labor costs decreased as a percentage of sales as compared to the prior year through focused payroll control. Labor productivity, as measured by sales per man hour, improved over the prior year quarter.

Total material costs, including outside purchases, were relatively flat with the prior year. We saw a meaningful decline in product costs, which were offset by a shift in sales mix to the lower margin tire category, due primarily to the fiscal year 2013 and 2014 acquisitions of tire stores with high tire sales mix. Additionally, excluding the fiscal year 2013 and 2014 acquisition stores, total material costs declined almost a full percentage point as compared to the third quarter of last year.

Gross profit for the nine months ended December 28, 2013 was $242.9 million as compared with $207.6 million for the nine months ended December 29, 2012, and remained flat at 38.7% of sales.

Operating expenses for the quarter ended December 28, 2013 were $55.4 million or 25.6% of sales as compared with $50.8 million or 26.7% of sales for the quarter ended December 29, 2012. Due to increased sales from the fiscal 2013 and fiscal 2014 acquisitions and the increase in comparable store sales, as well as continued cost control, we gained leverage on these largely fixed costs.

Within operating expenses, approximately $5 million in expenses were directly attributable to increased expenses such as manager pay, advertising and supplies related to the fiscal 2013 and fiscal 2014 acquisition stores. On a comparable store basis, operating expenses decreased, demonstrating some leverage in this line through focused cost control.

For the nine months ended December 28, 2013, operating expenses increased by $19.7 million to $169.0 million from the comparable period of the prior year and were 26.9% of sales as compared to 27.9% for the nine months ended December 29, 2012.

Operating income for the quarter ended December 28, 2013 of approximately $26.9 million increased by 43.0% as compared to operating income of approximately $18.8 million for the quarter ended December 29, 2012, and increased as a percentage of sales from 9.9% to 12.4% for the reasons described above.

Operating income for the nine months ended December 28, 2013 of approximately $73.9 million increased by 27.0% as compared to operating income of approximately $58.2 million for the nine months ended December 29, 2012, and increased as a percentage of sales from 10.9% to 11.8% for the reasons described above.

Net interest expense for the quarter ended December 28, 2013 increased by approximately $1.7 million as compared to the same period in the prior year, and increased from .8% to 1.5% as a percentage of sales for the same periods, due primarily to the true up of opening balance sheet lease accounting related to recent acquisitions. There was a corresponding decrease in occupancy costs (primarily rent) included in cost of sales during the quarter. There was an increase in the weighted average interest rate of approximately 180 basis points from the prior year related entirely to these opening balance sheet adjustments. The weighted average debt outstanding for the quarter ended December 28, 2013 increased by approximately $72 million as compared to the quarter ended December 29, 2012. This increase is primarily related to an increase in capital leases recorded in connection with the purchase of our fiscal 2013 acquisitions. This increase was partially offset by repayments made on our Revolving Credit Facility agreement (long-term debt).

Net interest expense for the nine months ended December 28, 2013 increased by approximately $2.9 million as compared to the same period in the prior year, and increased from .8% to 1.1% as a percentage of sales for the same periods. Weighted average debt increased by approximately $92 million and the weighted average interest rate decreased by approximately 35 basis points as compared to the same period of the prior year.

Other income, net, for the quarter ended December 28, 2013 of $.4 million increased $.3 million from $.1 million for the quarter ended December 29, 2012. The increase is primarily related to a gain on a bargain purchase from a store acquisition during fiscal 2014.

Other income, net, for the nine months ended December 28, 2013 was $.6 million as compared with $.3 million for the same period of the prior year.

The effective tax rate for the quarter ended December 28, 2013 and December 29, 2012 was 36.3% and 35.4%, respectively, of pre-tax income.

The effective tax rate for the nine months ended December 28, 2013 and December 29, 2012 was 36.9% and 36.6%, respectively, of pre-tax income.

Net income for the quarter ended December 28, 2013 of $15.3 million increased 36.2% from net income for the quarter ended December 29, 2012. Earnings per share on a diluted basis for the quarter ended December 28, 2013 of $.47 increased 34.3%.

For the nine months ended December 28, 2013, net income of $42.6 million increased 23.5% and diluted earnings per share of $1.31 increased 22.4%.

Capital Resources and Liquidity

Capital Resources

Our primary capital requirements in fiscal 2014 are the upgrading of facilities and systems and the funding of our store expansion program, including potential acquisitions of existing store chains. For the nine months ended December 28, 2013, we spent approximately $48.0 million on these items. Capital requirements were met primarily by cash flow from operations and from our revolving credit facility.

In May 2013, our Board of Directors declared its intention to pay a regular quarterly cash dividend of $.11 per common share or common share equivalent beginning with the first quarter of fiscal year 2014. We paid dividends of $10.6 million during the nine months ended December 28, 2013. However, the declaration of and any determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on Monro’s financial condition, results of operations, capital requirements, compliance with charter and credit facility restrictions, and such other factors as the Board of Directors deems relevant.

We plan to continue to seek suitable acquisition candidates. We believe we have sufficient resources available (including cash flow from operations and bank financing) to expand our business as currently planned for the next twelve months.

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

In December 2012, the Credit Facility was amended to include the following: the committed sum was increased by $75 million to $250 million; the term was extended for another one and a half years, such that the Facility now expires in December 2017; and the $75 million accordion feature was maintained. There were no other changes in terms including those related to covenants or interest rates. There are now six banks participating in the syndication. There was $112.5 million outstanding under the Credit Facility at December 28, 2013.

Within the Credit Facility, we have a sub-facility of $40 million available for the purpose of issuing standby letters of credit. There was an outstanding letter of credit for $22.7 million at December 28, 2013.

The net availability under the Credit Facility at December 28, 2013 was $114.8 million.

Specific terms of the Credit Facility permit the payment of cash dividends not to exceed 50% of the prior year’s net income, and permit mortgages and specific lease financing arrangements with other parties with certain limitations. Additionally, the Credit Facility is not secured by our real property, although we have agreed not to encumber our real property, with certain permissible exceptions. The agreement also requires the maintenance of specified interest and rent coverage ratios. We were in compliance with all debt covenants at December 28, 2013.

We have financed certain store properties and equipment with capital leases/financing obligations, which amounted to $87.5 million at December 28, 2013 and are due in installments through 2042.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from potential changes in interest rates. At December 28, 2013 and March 30, 2013, approximately .6% and .5%, respectively, of our debt financing, excluding capital leases and financing obligations, was at fixed interest rates and therefore, the fair value is affected by changes in market interest rates. Our cash flow exposure on floating rate debt would result in annual interest expense fluctuations of approximately $1.1 million based upon our debt position at December 28, 2013 and $1.3 million for the fiscal year ended March 30, 2013, given a 1% change in LIBOR.

Long-term debt had a carrying amount and a fair value of $112.5 million as of December 28, 2013, as compared to a carrying amount and a fair value of $127.8 million as of March 30, 2013.

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

Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended December 28, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MONRO MUFFLER BRAKE, INC.

DATE: February 4, 2014	By:	/s/ John W. Van Heel
John W. Van Heel
Chief Executive Officer and President

DATE: February 4, 2014	By:	/s/ Catherine D’Amico
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