Form 10-K
period 2014-03-29
MONRO MUFFLER BRAKE INC
filed 2014-05-28
CIK 876427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended March 29, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, September 28, 2013, was approximately $1,386,400,000.

As of May 9, 2014, 31,510,479 shares of the registrant’s Common Stock, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement (to be filed pursuant to Regulation 14A) for the 2014 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III hereof.

PART I

Item 1.    Business

GENERAL

Monro Muffler Brake, Inc. (“Monro”, the “Company”, “we”, “us”, or “our”) is a chain of 953 Company-operated stores (as of March 29, 2014), three franchised locations and 14 dealer-operated stores providing automotive undercar repair and tire services in the United States. At March 29, 2014, Monro operated Company stores in 22 states, including New York, Pennsylvania, Ohio, Connecticut, Massachusetts, West Virginia, Virginia, Maryland, Vermont, New Hampshire, New Jersey, North Carolina, South Carolina, Indiana, Rhode Island, Delaware, Maine, Illinois, Missouri, Wisconsin, Tennessee and Kentucky primarily under the names “Monro Muffler Brake & Service”, “Tread Quarters Discount Tire”, “Mr. Tire”, “Autotire Car Care Center”, “Tire Warehouse”, “Tire Barn Warehouse” and “Ken Towery’s Tire & Auto Care” (together, the “Company Stores”). Company Stores typically are situated in high-visibility locations in suburban areas and small towns, as well as in major metropolitan areas. Company Stores serviced approximately 5.3 million vehicles in fiscal 2014. (References herein to fiscal years are to the Company’s year ended fiscal March [e.g., references to “fiscal 2014” are to the Company’s fiscal year ended March 29, 2014].)

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

Monro provides a broad range of services on passenger cars, light trucks and vans for brakes; mufflers and exhaust systems; and steering, drive train, suspension and wheel alignment. Monro also provides other products and services, including tires and routine maintenance services, including state inspections. Monro specializes in the repair and replacement of parts which must be periodically replaced as they wear out. Normal wear on these parts generally is not covered by new car warranties. Monro typically does not perform under-the-hood repair services except for oil change services, various “flush and fill” services and some minor tune-up services. Monro does not sell parts or accessories to the do-it-yourself market.

All of the Company’s stores, except Tire Warehouse and Tire Barn Warehouse stores, provide the services described above. Tire Warehouse and Tire Barn Warehouse stores only sell tires and tire related services and alignments. However, a growing number of our stores are more specialized in tire replacement and service and, accordingly, have a higher mix of sales in the tire category. These stores are described below as tire stores, whereas the majority of our stores are described as service stores. (See additional discussion under “Operating Strategy”.) At March 29, 2014, there were 532 stores designated as service stores and 421 as tire stores.

Our sales mix for fiscal 2014, 2013 and 2012 is as follows:

	Service Stores			Tire Stores			Total Company
	FY14	FY13	FY12	FY14	FY13	FY12	FY14	FY13	FY12
Brakes	24%	24%	26%	9%	9%	10%	15%	15%	18%
Exhaust	9	9	10	1	1	1	4	4	5
Steering	11	12	12	8	8	8	9	10	10
Tires	18	17	16	60	60	60	44	42	39
Maintenance	38	38	36	22	22	21	28	29	28

Total	100%	100%	100%	100%	100%	100%	100%	100%	100%

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

At the same time as demand for automotive repair services has grown, the number of general repair outlets has decreased, principally because fewer gas stations now perform repairs, and because there are fewer new car dealers as a result of dealership closures by car manufacturers, such as Chrysler and General Motors. We believe that these factors present opportunities for increased sales by the Company, even though the number of specialized repair outlets (such as those operated by Monro and our direct competitors) has increased to meet growing demand.

EXPANSION STRATEGY

Monro has experienced significant growth in recent years due to acquisitions and, to a lesser extent, the opening of new stores. Management believes that the continued growth in sales and profits of the Company is dependent, in large part, upon our continued ability to open/acquire and operate new stores on a profitable basis. Overall profitability of the Company may not meet expectations if acquired or new stores do not attain expected profitability.

Monro believes that there are significant expansion opportunities in new as well as existing market areas, which may result from a combination of constructing stores on vacant land and acquiring existing store locations. We believe that, as the industry consolidates due to the increasingly complex nature of automotive repair, the expanded capital requirements for state-of-the-art equipment and aging of existing shop owners, there will be increasing opportunities for acquisitions of existing businesses or store structures.

In that regard, we have completed several acquisitions in recent years, as follows:

Date of Acquisition	Seller	Number of Stores Acquired(a)		Location of Stores	Current Brand(f)
March 2004	Atlantic Automotive Corp.	26		MD, VA	Mr. Tire
October 2004	Rice Tire, Inc.	5		MD	Mr. Tire/Tread Quarters
March 2005	Henderson Holdings, Inc.	10		MD	Mr. Tire
April 2006	ProCare Automotive Service Solutions LLC	75		OH, PA	Monro/Mr. Tire
July 2007	Valley Forge Tire & Auto Centers	11		PA	Mr. Tire
July 2007	Craven Tire & Auto	8		VA	Mr. Tire
January 2008	Broad Elm Group	7		NY	Mr. Tire
June 2009	Am-Pac Tire Distributors	26		IL, MO	Autotire
September 2009	Midwest Tire & Auto Repair	4		IN	Mr. Tire
October 2009	Tire Warehouse Central, Inc.	41	(b)	ME, MA, NH, RI, VT	Tire Warehouse
November 2009	Cheshire Tire Center, Inc.	1		NH	Cheshire Tire
January 2010	Tire Warehouse Franchisees	2		MA, NH	Tire Warehouse
March 2010	Import Export Tire, Co.	5		PA	Mr. Tire
June 2010	Tire Warehouse Franchisee	2	(c)	ME	Tire Warehouse
November 2010	Courthouse Tire	3		VA	Mr. Tire
June 2011	Vespia Tire Centers, Inc.	24		NJ, PA	Mr. Tire
October 2011	Terry’s Tire Town	7		PA, OH	Mr. Tire
November 2011	Expert Tire, Inc.	1		ME	Tire Warehouse
April 2012	Kramer Tire Co.	20	(d)	VA	Kramer Tire/Tread Quarters
June 2012	Colony Tire Corporation	18		NC	Mr. Tire/Tread Quarters
August 2012	Tuffy Associates Corp.	17		SC, WI	Monro/Tread Quarters
October 2012	ChesleyCo, Inc.	5		NY	Monro/Mr. Tire
October 2012	Brothers Tire, Inc.	1		MA	Monro
November 2012	Everybody’s Oil Corporation	31		IL, IN, TN	Tire Barn Warehouse
December 2012	Ken Towery’s Auto Care of Kentucky, Inc./Ken Towery’s Auto Care of Indiana, Inc.	27	(e)	IN, KY	Ken Towery Tire & Auto Care
December 2012	Tire King of Durham, Inc.	9		NC	Mr. Tire
December 2012	Enger Auto Service, Inc.	12		OH	Mr. Tire
August 2013	Mitchell Tire Service	1		NJ	Mr. Tire
August 2013	Curry’s Automotive Group	10		MD, VA	Curry’s/Mr. Tire
October 2013	XL Tire Inc.	2		NC	Tread Quarters
November 2013	S & S Firestone, Inc.	4		KY	Ken Towery Tire & Auto Care
November 2013	Carl King Tire Co., Inc.	6		DE, MD	Mr. Tire
March 2014	Hometown Tire Company, Inc.	1		KY	Ken Towery Tire & Auto Care

(a)	Thirteen stores were subsequently closed due to redundancies or failure to achieve an acceptable level of profitability. See additional discussion under “Store Additions and Closings”.

(b)	Six franchised locations were also acquired. Prior to March 29, 2014, three were subsequently purchased by Monro and converted to Company-operated stores. During April 2014, two additional franchise locations were also purchased and converted.

(c)	Includes one service store acquired (subsequently closed and included in (a) above) in addition to the Tire Warehouse franchise location.

(d)	Two heavy truck tire and truck repair stores, two wholesale operations and a retread facility were also acquired and subsequently sold.

(e)	One wholesale operation was also acquired and is operating under the America’s Best Tires name.

(f)	In this table, “Monro” refers to the brand of “Monro Brake/Tires” or “Monro Muffler Brake & Service”, not the corporation.

The total number of stores that we operate in BJ’s Wholesale Clubs is 34 at March 29, 2014.

As of March 29, 2014, Monro had 953 Company-operated stores, three franchised locations and 14 dealer locations located in 23 states. The following table shows the growth in the number of Company-operated stores over the last five fiscal years:

STORE ADDITIONS AND CLOSINGS

	Year Ended Fiscal March
	2014		2013		2012		2011		2010
Stores open at beginning of year	937		803		781		777		710
Stores added during year	29	(b)	144	(c)	36	(d)	12	(e)	79	(f)
Stores closed during year(a)	(13)		(10)		(14)		(8)		(12)

Stores open at end of year	953		937		803		781		777

Service (including BJ’s) stores	532		540		536		547		551

Tire stores	421		397		267		234		226

(a)	Generally, stores were closed because they failed to achieve or maintain an acceptable level of profitability or because a new Company Store was opened in the same market at a more favorable location. Additionally, in fiscal 2012, we sold all of our seven stores in the Long Island market to Mavis Tire for $2.0 million.

(b)	Includes 24 stores acquired in the fiscal 2014 Acquisitions.

(c)	Includes 140 stores acquired in the fiscal 2013 Acquisitions.

(d)	Includes 32 stores acquired in the fiscal 2012 Acquisitions.

(e)	Includes 10 stores acquired in the fiscal 2011 Acquisitions.

(f)	Includes 74 stores acquired in the fiscal 2010 Acquisitions.

We plan to add approximately four new greenfield stores in fiscal 2015 and to pursue appropriate acquisition candidates.

Key factors in market and site selection for selecting new greenfield store locations include population, demographic characteristics, vehicle population and the intensity of competition. Monro attempts to cluster stores in market areas in order to achieve economies of scale in advertising, supervision and distribution costs. All new greenfield sites presently under consideration are within Monro’s established market areas.

As a result of extensive analysis of our historical and projected store opening strategy, we have established major market profiles, as defined by market awareness: mature, existing and new markets. Over the next several years, we expect to build a greater percentage of stores in mature and existing markets in order to capitalize on our market presence and consumer awareness. During fiscal 2014, all of the stores added (including acquired stores) were located in existing markets.

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

We have customized the POS system to specific service and tire store requirements and deploy the appropriate version in each type of store. Being Windows-based, the system has simplified training of new employees. Additionally, the system includes the following:

•	Electronic mail and electronic cataloging, which allows store managers to electronically research the specific parts needed for the make and model of the car being serviced;

•	Electronic repair manuals that allow for instant access to a single source of accurate, up to date, original equipment manufacturer-direct diagnosis, repair and maintenance information;

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

The financing to open a new greenfield service store location may be accomplished in one of three ways: a store lease for the land and building (in which case, land and building costs will be financed primarily by the lessor), a land lease with the building constructed by Monro (with building costs paid by Monro), or a land purchase with the building constructed by Monro. In all three cases, for service stores, each new store also will require approximately $200,000 for equipment (including a POS system and a truck) and approximately $55,000 in inventory. Because we generally do not extend credit to our customers, stores generate almost no receivables and a new store’s actual net working capital investment is nominal. Total capital required to open a new greenfield service store ranges, on average, from $350,000 to $950,000 depending on the location and which of the three financing methods is used. In general, tire stores are larger and have more service bays than Monro’s traditional service stores and, as a result, construction costs are at the high end of the range of new store construction costs. Total capital required to open a new greenfield tire (land and building leased) location costs, on average, approximately $600,000, including $225,000 for equipment and $150,000 for inventory. In instances where Monro acquires an existing business, it may pay additional amounts for intangible assets such as customer lists, covenants not-to-compete, trade names and goodwill, but generally will pay less per bay for equipment and real property.

At March 29, 2014, we leased the land and/or the building at approximately 71% of our store locations and owned the land and building at the remaining locations. Monro’s policy is to situate new stores in the best locations, without regard to the form of ownership required to develop the locations.

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

	Average Number of Bays	Average Square Feet	Average Inventory	Average Number of Stock Keeping Units (SKUs)
Service stores (excluding BJ’s and ProCare)	6	4,400	$100,000	2,700
Tire stores (excluding Tire Warehouse and Tire Barn Warehouse stores)	7	6,500	$145,000	1,400

Data for the acquired ProCare service stores has been excluded because the stores’ stock rooms are smaller than those in typical service stores and therefore, they generally carry approximately half the amount of inventory of a typical service store.

Data for the Tire Warehouse and Tire Barn Warehouse stores has been excluded because these locations primarily install new tires and wheels and many perform alignments. Additionally, most Tire Warehouse stores have no indoor service bays. The store building houses a waiting room, storage area and an area to mount and balance tires on the car’s wheels once the wheels and tires have been removed from the car. Removal of old tires and wheels from, and installation of new tires and wheels on, customers’ cars are performed outdoors under a carport. A growing number of Tire Warehouse stores have an indoor bay to perform alignments. The average inventory carried by the Tire Warehouse and Tire Barn Warehouse stores is $236,000 per store.

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

Inventory Control and Management Information System

All Company Stores communicate daily with the central office and warehouse by computerized inventory control and electronic POS management information systems, which enable us to collect sales and operational data on a daily basis, to adjust store pricing to reflect local conditions and to control inventory on a near “real-

time” basis. Additionally, each store has access, through the POS system, to the inventory carried by up to the 14 stores or warehouse nearest to it. Management believes that this feature improves customer satisfaction and store productivity by reducing the time required to locate out-of-stock parts and tires. It also improves profitability because it reduces the amount of inventory which must be purchased outside Monro from local vendors.

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

Many of our new technicians join the Company in their early twenties as trainees or apprentices. As they progress, many are promoted to technician and eventually master technician, the latter requiring ASE certification in both brakes and suspension. We offer a tool purchase program through which trainee technicians can acquire their own set of tools. We also will reimburse technicians for the cost of ASE certification registration fees and test fees and encourage all technicians to become certified by providing a higher hourly wage rate following their certification.

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

Included in maintenance services are oil change services, heating and cooling system “flush and fill” service, belt installation, fuel system service and a transmission “flush and fill” service. Additionally, most stores replace and service batteries, starters and alternators. Stores in New York, West Virginia, New Hampshire,

Maryland, Rhode Island, Pennsylvania, North Carolina, Virginia, Missouri, Maine, Vermont and Wisconsin perform annual state inspections. Approximately 46% of our stores also offer air conditioning services.

We began a program in the third quarter of fiscal year 2007 to increase tire and tire related sales, such as alignments, in our service stores. The goal was to increase the overall sales of these stores by capturing tire and related sales from existing store traffic and eventually drive additional traffic and sales. The program involves increasing the specific sales training of store managers, expanding the tire merchandise selection in these stores, and raising the focus of store advertising in this category. This initiative, which is called “Black Gold”, has now been rolled out to 263 of the Company’s service stores, primarily in markets where we also have tire stores, which allows for greater utilization of inventory.

The format of the Tire Warehouse and Tire Barn Warehouse stores, acquired in fiscal year 2010 and fiscal year 2013, respectively, are slightly different from Monro’s typical service or tire stores (as described above) in that, generally, over 94% of the stores’ sales involve tire services, including the mounting and balancing of tires, and the sale of road hazard warranties. All stores provide the installation of wiper blades. Currently, 25 Tire Warehouse and 21 Tire Barn Warehouse stores perform alignments. In fiscal year 2015, Monro plans to expand the number of Tire Warehouse and Tire Barn Warehouse stores offering alignment services to a total of 52 stores.

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

Our websites include www.Monro.com, www.MrTire.com, www.Tirewarehouse.net, www.Kentowery.com, www.TireBarn.com and www.Currysauto.com. These sites help customers search for store locations, print coupons, make service appointments, shop for tires and access information on our services and products, as well as car care tips.

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

PURCHASING AND DISTRIBUTION

Through our wholly-owned subsidiary Monro Service Corporation, we select and purchase tires, parts and supplies for all Company-operated stores on a centralized basis through an automatic replenishment system. Although purchases outside the centralized system (“outside purchases”) are made when needed at the store level, these purchases are low by industry standards, and accounted for approximately 16% of all parts and tires used in fiscal 2014.

Our ten largest vendors accounted for approximately 83% of our parts and tire purchases, with the largest vendor accounting for approximately 21% of total stocking purchases in fiscal 2014. In fiscal 2014 Monro imported approximately 28% of our parts and tire purchases. We purchase parts and tires from approximately 100 vendors. Management believes that our relationships with vendors are excellent and that alternative sources of supply exist, at comparable cost, for substantially all parts used in our business. We routinely obtain bids from vendors to ensure we are receiving competitive pricing and terms.

Most parts are shipped by vendors to our primary warehouse facility in Rochester, New York, and are distributed to stores by the Monro-operated tractor/trailer fleet. The majority of tires are shipped to our stores directly by vendors pursuant to orders placed by our headquarters staff. During fiscal 2013, we completed an expansion of our warehouse from 80,000 square feet to 135,000 square feet. Stores are replenished at least monthly from this warehouse, and such replenishment fills, on average, 95% of all items ordered by the stores’ automatic POS-driven replenishment system. The Rochester warehouse stocks approximately 4,400 SKUs. Monro also operates warehouses in Maryland, Virginia, Illinois, New Hampshire and Kentucky. These warehouses carry, on average, 1,200; 300; 1,200; 900 and 1,000 SKUs, respectively.

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

EMPLOYEES

As of March 29, 2014, Monro had 6,139 employees, of whom 5,779 were employed in the field organization, 139 were employed at the warehouses, 185 were employed at our corporate headquarters and 36 were employed in other offices. Monro’s employees are not members of any union. We believe that our relations with our employees are good.

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

We are subject to seasonality and cycles in the general economy and customers’ use of vehicles, which may impact demand for our products and services.

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

Further, our industry is influenced by the number of miles driven by automobile owners. Factors that may cause the number of miles driven by automobile owners to decrease include the weather, travel patterns, gas prices and, as discussed above, fluctuations in the general economy. Should a significant reduction in the number of miles driven by automobile owners occur, it would likely have an adverse effect on the demand for our products and services. For example, when the retail cost of gasoline increases, the number of miles driven by automobile owners may decrease, which could result in less frequent service intervals and fewer repairs. Accordingly, a significant reduction in the number of miles driven by automobile owners could have a material adverse effect on our business and results of operations.

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

Further, we depend on a number of products (e.g. brake parts, tires, oil filters) produced in foreign markets. We face risks associated with the delivery of inventory originating outside the United States, including:

•	potential economic and political instability in countries where our suppliers are located;

•	increases in shipping costs;

•	transportation delays and interruptions;

•	changes in U.S. and foreign laws affecting the importation and taxation of goods, including duties, tariffs and quotas, or changes in the enforcement of those laws; and

•	compliance with the United States Foreign Corrupt Practices Act, which generally prohibits U.S. companies from engaging in bribery or making other prohibited payments to foreign officials.

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

We are sometimes the subject of complaints or litigation from customers, employees or other third parties for various actions. From time to time, we are involved in litigation involving claims related to, among other things, breach of contract, negligence, tortious conduct and employment law matters, including payment of wages. The damages sought against us in some of these litigation proceedings could be substantial. Although we maintain liability insurance for some litigation claims, if one or more of the claims were to greatly exceed our insurance coverage limits or if our insurance policies do not cover a claim, this could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Business interruptions may negatively impact our store operations, availability of products and/or the operability of our computer systems, which may have a material negative effect on our business and results of operations. A breach of our computer systems could damage our reputation and have a material adverse effect on our business and results of operations.

If any of our locations in a particular region are unexpectedly closed permanently or for a period of time, it could have a negative impact on our business. Such closures could occur as a result of circumstances out of our control, including war, acts of terrorism, extreme weather conditions and other natural disasters. Further, if our ability to obtain products and merchandise for use in our stores is impeded, it could have a negative impact on our business. Factors that could negatively affect our ability to obtain products and merchandise include the sudden inability to import goods into the United States, for any reason and the curtailment or delay of commercial transportation. While we do maintain business interruption insurance, there is no guarantee that we will be able to use such insurance for any particular location closure or other interruption in operations.

Additionally, given the number of individual transactions we process each year, it is critical that we maintain uninterrupted operation of our computer and communications hardware and software systems. Our systems could be subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, including breaches of our transaction processing or other systems that result in the compromise of confidential customer data, catastrophic events such as fires, tornadoes and hurricanes, and usage errors by our employees. If our systems are breached, damaged or cease to function properly, we may have to make a significant investment to fix or replace them, we may suffer interruptions in our operations in the interim, we may face costly litigation, and our reputation with our customers may be harmed. The risk of disruption is increased in periods where complex and significant systems changes are undertaken. Any material interruption in our computer operations may have a material adverse effect on our business or results of operations.

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

Our goodwill, other intangible assets or long-lived assets, are subject to an impairment test on an annual basis and are also tested whenever events and circumstances indicate that goodwill, intangible assets and/or long-lived assets may be impaired. Any excess goodwill resulting from the impairment test must be written off in the period of determination. Intangible assets (other than goodwill and indefinite-lived intangible assets) and other long-lived assets are generally amortized or depreciated over the useful life of such assets. In addition, from time to time, we may acquire or make an investment in a business that will require us to record goodwill based on the purchase price and the value of the acquired tangible and intangible assets. We have significantly increased our goodwill as a result of our acquisitions. We may subsequently experience unforeseen issues with the businesses we acquire, which may adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets for such business. Future determinations of significant write-offs of goodwill, intangible assets or other long-lived assets, as a result of an impairment test or any accelerated amortization or depreciation of other intangible assets or other long-lived assets could have a material negative impact on our results of operations and financial condition. We have completed our annual impairment test for goodwill, and have concluded that we do not have any impairment of goodwill for the year ended March 29, 2014.

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

The Patient Protection and Affordable Care Act (the “Act”), as well as other healthcare reform legislation considered by Congress and state legislators, could significantly impact our healthcare cost structure and increase our healthcare-related expenses. The Act requires employers, such as us, to provide health insurance for all qualifying employees or pay penalties for not providing coverage. Although we cannot predict with certainty the financial and operational impacts the Act will have, we expect to be required to provide health benefits to more employees than we currently do, which could raise our labor costs. We continue to evaluate the potential impact the healthcare reform legislation will have on our business and the steps necessary to mitigate the impacts, including potential modifications to our current benefit plans, operational changes to minimize the impact of the legislation to our cost structure and increases to selling prices to mitigate the expected increase in healthcare-related expenses. If we cannot effectively modify our programs and operations in response to the new legislation, our results of operations, financial condition and cash flows may be adversely impacted.

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

Of Monro’s 953 Company-operated stores at March 29, 2014, 280 were owned, 571 were leased and for 102 stores, only the land was leased. In general, we lease store sites for a ten-year period with several five-year renewal options. Giving effect to all renewal options, approximately 59% of the leases (396 stores) expire after 2024. Certain of the leases provide for contingent rental payments if a percentage of annual gross sales exceeds the base fixed rental amount. The highest contingent percentage rent of any lease is 6.75%, and no such lease has adversely affected profitability of the store subject thereto. An officer of Monro or members of his family are the lessors, or have interests in entities that are the lessors, with respect to six of the leases. No related party leases, other than the six assumed as part of the Mr. Tire Acquisition in March 2004, have been entered into, and no new related party leases are contemplated.

As of March 29, 2014, there was $.7 million outstanding under a mortgage held by the City of Rochester, New York, secured by the land on which the headquarters office and warehouse is located.

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

PART II

Item 5.    Market for the Company’s Common Equity and Related Stockholder Matters

MARKET INFORMATION

Monro’s common stock, par value $.01 per share, (the “Common Stock”) is traded on the NASDAQ Stock Market under the symbol “MNRO”. The following table sets forth, for our last two fiscal years, the range of high and low sales prices on the NASDAQ Stock Market for the Common Stock:

	Fiscal 2014		Fiscal 2013
Quarter Ended	High	Low	High	Low
June	$50.66	$37.88	$42.45	$31.43
September	$51.12	$41.35	$39.33	$30.72
December	$56.00	$43.87	$36.49	$30.72
March	$62.11	$53.85	$41.30	$33.00

HOLDERS

At May 9, 2014, Monro’s Common Stock was held by approximately 4,400 shareholders of record or through nominee or street name accounts with brokers.

EQUITY COMPENSATION PLAN INFORMATION

As of March 29, 2014, Monro maintained stock option plans under which employees and non-employee directors could be granted Common Stock options to purchase shares of Monro’s Common Stock. The following table contains information relating to such plans as of March 29, 2014.

Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	1,773,401	$31.58	2,148,327
Equity compensation plans not approved by security holders	—	—	—

Total	1,773,401	$31.58	2,148,327

DIVIDENDS

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

In May 2013, Monro’s Board of Directors declared its intention to pay a regular quarterly cash dividend of $.11 per common share or common share equivalent to be paid beginning with the first quarter of fiscal year 2014.

In May 2014, Monro’s Board of Directors declared a regular quarterly cash dividend of $.13 per common share or common share equivalent to be paid to shareholders of record as of June 2, 2014. The dividend will be paid on June 12, 2014.

The declaration of and determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, compliance with charter and contractual restrictions, and such other factors as the Board of Directors deems relevant. Under our Revolving Credit Facility, we are not permitted to pay cash dividends in excess of 50% of our preceding year’s net income. For additional information regarding our Revolving Credit Facility, see Note 6 to the Company’s Consolidated Financial Statements.

Item 6.    Selected Financial Data

The following table sets forth selected financial and operating data of Monro for each year in the five-year period ended March 29, 2014. The financial data and certain operating data have been derived from Monro’s audited financial statements. This data should be read in conjunction with the financial statements and related notes included under Item 8 of this report and in conjunction with other financial information included elsewhere in this Form 10-K.

		Year Ended Fiscal March
		2014	2013	2012	2011	2010
		(Amounts in thousands, except per share data)
	Income Statement Data:
	Sales	$831,432	$731,997	$686,552	$636,678	$564,639
	Cost of sales, including distribution and occupancy costs	511,458	453,850	410,155	379,166	333,465

	Gross profit	319,974	278,147	276,397	257,512	231,174
	Operating, selling, general and administrative expenses	224,627	204,442	184,981	179,127	171,938

	Operating income	95,347	73,705	91,416	78,385	59,236
	Interest expense, net	9,470	7,213	5,220	5,095	6,090
	Other income, net	(659)	(332)	(490)	(647)	(279)

	Income before provision for income taxes	86,536	66,824	86,686	73,937	53,425
	Provision for income taxes	32,077	24,257	32,074	28,096	20,234

	Net income	$54,459	$42,567	$54,612	$45,841	$33,191

Earnings per share	Basic(a)	$1.72	$1.36	$1.77	$1.52	$1.12

	Diluted(a)	$1.67	$1.32	$1.69	$1.44	$1.07

Weighted average number of Common Shares and equivalents
	Basic(b)	31,394	31,067	30,716	30,200	29,508

	Diluted(b)	32,642	32,308	32,237	31,807	30,978

	Cash dividends per common share or common share equivalent(b)(c)	$0.44	$0.40	$0.35	$0.28	$0.23

Selected Operating Data:(d)
Sales growth:
	Total	13.6%	6.6%	7.8%	12.8%	18.6%
	Comparable store(e)	(0.5)%	(7.3)%	2.0%	4.2%	7.2%
	Stores open at beginning of year	937	803	781	777	710

	Stores open at end of year	953	937	803	781	777

	Capital Expenditures(f)	$32,150	$34,185	$28,556	$17,507	$21,333

Balance Sheet Data (at period end):
	Net working capital	$31,375	$28,280	$24,506	$19,343	$24,715
	Total assets	759,956	739,433	510,092	451,840	444,143
	Long-term obligations	187,040	214,809	51,164	41,990	96,427
	Shareholders’ equity	415,984	365,042	327,499	280,249	232,670

(a)	See Note 10 to our Consolidated Financial Statements, included under Item 8 of this report, for calculation of basic and diluted earnings per share for fiscal years 2014, 2013 and 2012.

(b)	Adjusted in fiscal year 2010 for the effect of Monro’s December 2010 three-for-two stock split.

(c)	All years include four dividend payments other than fiscal year 2010 which has five payments/accruals due to timing.

(d)	Includes Company-operated stores only – no dealer or franchise locations.

(e)	Comparable store sales data (not adjusted for days) is calculated based on the change in sales of only those stores open as of the beginning of the preceding fiscal year.

(f)	Amount does not include the funding of the purchase price related to acquisitions.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth income statement data of Monro expressed as a percentage of sales for the fiscal years indicated:

	Year Ended Fiscal March
	2014	2013	2012
Sales	100.0%	100.0%	100.0%
Cost of sales, including distribution and occupancy costs	61.5	62.0	59.7

Gross profit	38.5	38.0	40.3
Operating, selling, general and administrative expenses	27.0	27.9	26.9

Operating income	11.5	10.1	13.3
Interest expense, net	1.1	1.0	0.8
Other income, net	(0.1)	—	(0.1)

Income before provision for income taxes	10.4	9.1	12.6
Provision for income taxes	3.9	3.3	4.7

Net income	6.5%	5.8%	8.0%

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

Carrying Values of Goodwill and Long-Lived Assets

We have a history of growth through acquisitions. Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. The carrying value of goodwill is subject to annual impairment reviews, which we typically perform in the third quarter of the fiscal year. Impairment reviews may also be triggered by any significant events or changes in circumstances affecting our business.

We have only one reporting unit which encompasses all operations including new acquisitions. The goodwill impairment test consists of a two-step process, if necessary. We perform a qualitative assessment to determine if it is more likely than not that the fair value is less than the carrying value of goodwill. If the qualitative factors are triggered, we perform the two-step process. The first step is to compare the fair value to the book value of our reporting unit. If the fair value is less than its carrying value, the second step of the impairment test must be performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill. We believe there is little risk of impairment.

Intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses and are amortized over their estimated useful lives. All intangibles and other long-lived assets are reviewed when events or changes in circumstances indicate that the asset’s carrying value may not be recoverable. If such indicators are present, it is determined whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying values.

A deterioration of macroeconomic conditions may not only negatively impact the estimated operating cash flows used in our cash flow models, but may also negatively impact other assumptions used in our analyses, including, but not limited to, the estimated cost of capital and/or discount rates. Additionally, as discussed above, we are required to ensure that assumptions used to determine fair value in our analyses are consistent with the assumptions a hypothetical marketplace participant would use. As a result, the cost of capital and/or discount rates used in our analyses may increase or decrease based on market conditions and trends, regardless of whether our actual cost of capital has changed. Therefore, we may recognize an impairment of an intangible asset or assets even though realized actual cash flows are approximately equal to or greater than our previously forecasted amounts.

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

RESULTS OF OPERATIONS

Fiscal 2014 As Compared To Fiscal 2013

Sales for fiscal 2014 increased $99.4 million or 13.6% to $831.4 million as compared to $732.0 million in fiscal 2013. The increase was due to an increase of $110 million related to new stores, of which $107 million came from the fiscal 2013 and fiscal 2014 acquisitions. Partially offsetting this was a decrease in comparable store sales of .5%. Additionally, there was a decrease in sales from closed stores amounting to $5.0 million. There were 361 selling days in both fiscal 2014 and fiscal 2013.

During the year, 29 stores were added and 13 were closed. At March 29, 2014, we had 953 Company-operated stores in operation.

We believe that the slight decrease in comparable store sales for fiscal 2014 resulted primarily from continued weak economic conditions. We believe that consumers continue to defer service repairs and tire replacements, especially on higher ticket items.

For the year, comparable store traffic was up slightly while average ticket was down. The brake, exhaust and shock categories each increased by about 1% on a comparable store basis for the year. The tire category declined about 1% as consumers traded down from higher priced tires. However, tire unit sales increased approximately 1% on a comparable store basis.

Harsh winter weather also negatively impacted sales during the fourth quarter of fiscal 2014, which resulted in stores being closed for periods of time, and consumers reluctant to travel.

Gross profit for fiscal 2014 was $320.0 million or 38.5% of sales as compared with $278.1 million or 38.0% of sales for fiscal 2013. The increase in gross profit for fiscal 2014, as a percentage of sales, is due to several factors. Labor costs decreased as a percentage of sales as compared to the prior year through focused payroll control. Labor productivity, as measured by sales per man hour, improved over the prior year as well.

Distribution and occupancy costs decreased as a percentage of sales from the prior year as we leveraged these largely fixed costs with the increase in sales from acquired stores.

Total material costs were relatively flat as a percentage of sales as compared to the prior year. This was due to a shift in mix to the lower margin service and tire categories, the latter due primarily to the acquisition of more tire stores, offset by a meaningful decline in product costs, particularly tires.

Operating expenses for fiscal 2014 were $224.6 million or 27.0% of sales compared with $204.4 million or 27.9% of sales for fiscal 2013. Excluding the increase in operating expenses related to the stores acquired in fiscal 2014 and fiscal 2013, operating expenses actually decreased by approximately $2.2 million. This demonstrates that we experienced leverage in this line on a comparable store basis through focused cost control and pay plans which appropriately adjust for performance.

Operating income in fiscal 2014 of $95.3 million increased 29.4% compared to operating income of $73.7 million in fiscal 2013, and increased as a percentage of sales from 10.1% to 11.5% for the reasons described above.

Net interest expense for fiscal 2014 increased by approximately $2.3 million as compared to the prior year, and increased as a percentage of sales from 1.0% to 1.1%. The weighted average debt outstanding for the year ended March 29, 2014 increased by approximately $61 million from fiscal 2013, primarily related to an increase in debt outstanding under our Revolving Credit Facility to fund the purchase of our acquisitions, as well as increased capital leases related to our fiscal 2013 acquisitions. Partially offsetting this increase was a decrease in the weighted average interest rate of approximately 40 basis points from the prior year due to a shift in the percentage of debt (revolver vs. capital leases) outstanding at a lower rate.

Our effective tax rate was 37.1% and 36.3%, respectively, of pre-tax income in fiscal 2014 and 2013. The difference primarily relates to the accounting for uncertain tax positions which may vary from year to year.

Net income for fiscal 2014 increased by $11.9 million, or 27.9%, from $42.6 million in fiscal 2013, to $54.5 million in fiscal 2014, and earnings per diluted share increased by 26.5% from $1.32 to $1.67 due to the factors discussed above.

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

We believe that the decline in comparable store sales for fiscal 2013 resulted mainly from the continued weak U.S. economy. With the continuation of high gasoline prices, lack of consumer confidence and high unemployment, we believe that customers are continuing to defer tire purchases and service repairs, especially on higher ticket items. Additionally, we believe that the milder winter weather in 2013 and 2012 also led to consumers deferring tire purchases. While it appears that repairs and tire purchases are being deferred more and for longer than in prior years, most can only be deferred for a period of time due to safety issues or state inspection requirements.

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

Operating income in fiscal 2013 of $73.7 million decreased 19.4% compared to operating income of $91.4 million in fiscal 2012, and decreased as a percentage of sales from 13.3% to 10.1% for the reasons described above.

Net interest expense for fiscal 2013 increased by approximately $2.0 million as compared to the prior year, and increased as a percentage of sales from .8% to 1.0%. The weighted average debt outstanding for the year ended March 30, 2013 increased by approximately $82 million from fiscal 2012, primarily related to an increase in debt outstanding under our Revolving Credit Facility to fund the purchase of our fiscal 2013 acquisitions. Largely offsetting this increase was a decrease in the weighted average interest rate of approximately 370 basis points from the prior year due to a shift in the percentage of debt (revolver vs. capital leases) outstanding at a lower rate. Additionally, amortization of financing fees over the higher outstanding revolving credit balance is causing a decrease in the weighted average interest rate.

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

CAPITAL RESOURCES, CONTRACTUAL OBLIGATIONS AND LIQUIDITY

Capital Resources

Our primary capital requirements for fiscal 2014 were divided among the funding of acquisitions for $27.5 million, as well as the upgrading of facilities and systems and the funding of our store expansion program totaling $32.2 million. In fiscal 2013, our primary capital requirements were divided among the funding of acquisitions for $163.3 million, as well as the upgrading of facilities and systems, including the completion of the approximate $4.6 million expansion of the Rochester, New York office and warehouse facility which began in fiscal 2012, and the funding of our store expansion program totaling $34.2 million. In both fiscal years 2014 and 2013, capital requirements were primarily met by cash flow from operations and from our revolving credit facility.

In fiscal 2015, we intend to open approximately four new greenfield stores. Total capital required to open a new greenfield service store ranges, on average (excluding the acquired stores and BJ’s locations), from $350,000 to $950,000 depending on whether the store is leased, owned or land leased. Total capital required to open a new greenfield tire (land and building leased) location costs, on average, approximately $600,000, including $225,000 for equipment and $150,000 for inventory.

Monro paid dividends of $14.2 million in fiscal 2014. In May 2014, Monro’s Board of Directors declared its intention to pay a regular quarterly cash dividend of $.13 per common share or common share equivalent beginning with the first quarter of fiscal 2015.

We also plan to continue to seek suitable acquisition candidates. Management believes that we have sufficient resources available (including cash flow from operations and bank financing) to expand our business as currently planned for the next several years.

Contractual Obligations

Payments due by period under long-term debt, other financing instruments and commitments are as follows:

	Total	Within 1 Year	1 to 3 Years	3 to 5 Years	After 5 Years
	(Dollars in thousands)
Principal payments on long-term debt	$106,501	$660		$105,841
Capital lease commitments/financing obligations	88,091	6,892	$13,311	14,602	$53,286
Operating lease commitments	126,417	33,204	52,791	29,276	11,146

Total	$321,009	$40,756	$66,102	$149,719	$64,432

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

In December 2012, the Credit Facility was amended to include the following: the committed sum was increased by $75 million to $250 million; the term was extended for another one and a half years, such that the

Credit Facility now expires in December 2017; and the $75 million accordion feature was maintained. There were no other changes in terms including those related to covenants or interest rates. There are now six banks participating in the syndication. There was $105.8 million outstanding under the Credit Facility at March 29, 2014. We were in compliance with all debt covenants as of March 29, 2014.

The interest rate on the Credit Facility increased from 100 basis points to 125 basis points over LIBOR during fiscal year 2014. At March 29, 2014, the interest rate was 125 basis points over LIBOR.

Within the Credit Facility, we have a sub-facility of $40 million for the purpose of issuing standby letters of credit. The line requires fees aggregating 1.375% annually of the face amount of each standby letter of credit, payable quarterly in arrears. There was $22.7 million in an outstanding letter of credit at March 29, 2014.

The net availability under the Credit Facility at March 29, 2014 was $121.5 million.

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

In addition, we have financed certain store properties and vehicles with capital leases/financing obligations, which amount to $88 million and are due in installments through 2042.

During fiscal 1995, Monro purchased 12.7 acres of land for $.7 million from the City of Rochester, New York, on which its office/warehouse facility is located. The City has provided financing for 100% of the cost of the land via a 20-year non-interest bearing mortgage, all due and payable in fiscal 2015.

INFLATION

We do not believe our operations have been materially affected by inflation. Monro has been successful, in many cases, in mitigating the effects of merchandise cost increases principally through the use of volume discounts and alternative vendors, as well as selling price increases. See additional discussion under Risk Factors.

FINANCIAL ACCOUNTING STANDARDS

See “Recent Accounting Pronouncements” in Note 1 to the consolidated financial statements for a discussion of the impact of recently issued accounting standards on our Consolidated Financial Statements as of March 29, 2014 and for the year then ended, as well as the expected impact on the Consolidated Financial Statements for future periods.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Monro is exposed to market risk from potential changes in interest rates. At year end March 2014 and 2013, approximately .6% and .5%, respectively, of our debt financing, excluding capital leases, was at fixed interest rates and therefore, the fair value of such debt financing is affected by changes in market interest rates. Our cash flow exposure on floating rate debt interest expense would result in interest expense fluctuating approximately $1.1 million based upon our debt position at fiscal year ended March 29, 2014 and $1.3 million for fiscal year ended March 30, 2013 given a 1% change in LIBOR.

Debt financing, including current portion, had a carrying amount of $106.5 million and a fair value of $106.5 million as of March 29, 2014, as compared to a carrying amount of $127.8 million and a fair value of $127.8 million as of March 30, 2013.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Monro Muffler Brake, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Monro Muffler Brake, Inc. and its subsidiary at March 29, 2014 and March 30, 2013, and the results of their operations and their cash flows for each of the three years in the period ended March 29, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 29, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Rochester, New York

May 28, 2014

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 29, 2014	March 30, 2013
	(Dollars in thousands)
Assets
Current assets:
Cash and equivalents	$1,205	$1,463
Trade receivables	2,728	2,835
Federal and state income taxes receivable	2,171	2,336
Inventories	124,920	118,210
Deferred income tax assets	13,710	13,154
Other current assets	23,382	28,412

Total current assets	168,116	166,410

Property, plant and equipment	531,505	504,080
Less—Accumulated depreciation and amortization	(249,622)	(229,034)

Net property, plant and equipment	281,883	275,046
Goodwill	270,039	249,803
Intangible assets	29,371	32,396
Other non-current assets	10,547	10,458
Long-term deferred income tax assets	—	5,320

Total assets	$759,956	$739,433

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt, capital leases and financing obligations	$7,552	$6,833
Trade payables	53,321	61,006
Accrued payroll, payroll taxes and other payroll benefits	20,206	18,302
Accrued insurance	32,353	29,498
Warranty reserves	9,557	9,060
Other current liabilities	13,752	13,431

Total current liabilities	136,741	138,130

Long-term capital leases and financing obligations	81,199	86,962
Long-term debt	105,841	127,847
Accrued rent expense	5,700	6,057
Other long-term liabilities	11,558	11,965
Deferred income tax liabilities	140	—
Long-term income taxes payable	2,793	3,430

Total liabilities	343,972	374,391

Commitments
Shareholders’ equity:
Class C Convertible Preferred Stock, $1.50 par value, $.064 conversion value; 150,000 shares authorized; 32,500 shares issued and outstanding	49	49
Common Stock, $.01 par value, 65,000,000 shares authorized; 37,567,902 and 37,327,967 shares issued at March 29, 2014 and March 30, 2013, respectively	376	373
Treasury Stock, 6,076,951 and 6,073,836 shares at March 29, 2014 and March 30, 2013, respectively, at cost	(90,241)	(90,064)
Additional paid-in capital	141,365	131,460
Accumulated other comprehensive loss	(3,135)	(4,043)
Retained earnings	367,570	327,267

Total shareholders’ equity	415,984	365,042

Total liabilities and shareholders’ equity	$759,956	$739,433

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended Fiscal March
	2014	2013	2012
	(Amounts in thousands, except per share data)
Sales	$831,432	$731,997	$686,552
Cost of sales, including distribution and occupancy costs	511,458	453,850	410,155

Gross profit	319,974	278,147	276,397

Operating, selling, general and administrative expenses	224,627	204,442	184,981

Operating income	95,347	73,705	91,416

Interest expense, net of interest income	9,470	7,213	5,220
Other income, net	(659)	(332)	(490)

Income before provision for income taxes	86,536	66,824	86,686
Provision for income taxes	32,077	24,257	32,074

Net income	$54,459	$42,567	$54,612

Other comprehensive income (loss):
Changes in pension, net of tax provision (benefit) of $556, ($299) and ($1,211), respectively	908	(488)	(1,977)

Other comprehensive income (loss)	908	(488)	(1,977)

Comprehensive income	$55,367	$42,079	$52,635

Earnings per share:
Basic	$1.72	$1.36	$1.77

Diluted	$1.67	$1.32	$1.69

Weighted average number of common shares outstanding used in computing earnings per share:
Basic	31,394	31,067	30,716

Diluted	32,642	32,308	32,237

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Class C Convertible Preferred Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	(Dollars in thousands)
Balance at March 26, 2011	$49	$360	$(72,317)	$99,871	$253,864	$(1,578)	$280,249
Net income					54,612		54,612
Other comprehensive loss:
Pension liability adjustment (($3,188) pre-tax)						(1,977)	(1,977)
Dividends (1):
Preferred					(266)		(266)
Common					(10,770)		(10,770)
Tax benefit from exercise of stock options				5,314			5,314
Exercise of stock options(2)		8	(14,176)	11,810			(2,358)
Stock option compensation				2,695			2,695

Balance at March 31, 2012	49	368	(86,493)	119,690	297,440	(3,555)	327,499
Net income					42,567		42,567
Other comprehensive loss:
Pension liability adjustment (($787) pre-tax)						(488)	(488)
Dividends(1):
Preferred					(304)		(304)
Common					(12,436)		(12,436)
Tax benefit from exercise of stock options				2,764			2,764
Exercise of stock options(2)		5	(3,571)	5,922			2,356
Stock option compensation				3,084			3,084

Balance at March 30, 2013	49	373	(90,064)	131,460	327,267	(4,043)	365,042
Net income					54,459		54,459
Other comprehensive income:
Pension liability adjustment ($1,464 pre-tax)						908	908
Dividends(1):
Preferred					(334)		(334)
Common					(13,822)		(13,822)
Tax benefit from exercise of stock options				1,866			1,866
Exercise of stock options(2)		3	(177)	4,488			4,314
Stock option compensation				3,551			3,551

Balance at March 29, 2014	$49	$376	$(90,241)	$141,365	$367,570	$(3,135)	$415,984

(1)	Dividends paid per common share or common share equivalent were $.44, $.40 and $.35, respectively, for the years ended March 29, 2014, March 30, 2013 and March 31, 2012.
(2)	Includes the receipt of treasury stock in connection with the exercise of stock options and to partially satisfy tax withholding obligations.

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended Fiscal March
	2014	2013	2012
	(Dollars in thousands) Increase (Decrease) in Cash
Cash flows from operating activities:
Net income	$54,459	$42,567	$54,612

Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	31,688	27,500	23,583
Stock-based compensation expense	3,551	3,084	2,695
Excess tax benefits from share-based payment arrangements	(195)	(441)	(294)
Net change in deferred income taxes	4,520	(375)	3,162
Gain on bargain purchase	(217)	—	—
Loss (gain) on disposal of assets	373	375	(1,247)
Change in operating assets and liabilities (excluding acquisitions)
Trade receivables	107	(511)	153
Inventories	(5,192)	(5,968)	4,589
Other current assets	5,149	(7,176)	(3,668)
Other non-current assets	1,844	5,468	(6,942)
Trade payables	(7,685)	15,657	4,048
Accrued expenses	3,656	3,826	(323)
Federal and state income taxes payable	2,031	1,779	3,577
Other long-term liabilities	491	(844)	(539)
Long-term income taxes payable	(637)	(505)	(780)

Total adjustments	39,484	41,869	28,014

Net cash provided by operating activities	93,943	84,436	82,626

Cash flows from investing activities:
Capital expenditures	(32,150)	(34,185)	(28,556)
Acquisitions, net of cash acquired	(27,467)	(163,326)	(39,243)
Proceeds from the disposal of assets	3,916	3,037	2,102

Net cash used for investing activities	(55,701)	(194,474)	(65,697)

Cash flows from financing activities:
Proceeds from borrowings	304,321	371,031	189,502
Principal payments on long-term debt, capital leases and financing obligations	(333,174)	(253,445)	(198,236)
Exercise of stock options	4,314	2,957	3,134
Excess tax benefits from share-based payment arrangements	195	441	294
Dividends paid	(14,156)	(12,740)	(11,036)

Net cash (used for) provided by financing activities	(38,500)	108,244	(16,342)

(Decrease) increase in cash	(258)	(1,794)	587
Cash at beginning of year	1,463	3,257	2,670

Cash at end of year	$1,205	$1,463	$3,257

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES

Background

Monro Muffler Brake, Inc. and its wholly owned subsidiary, Monro Service Corporation (together, “Monro”, “we”, “us”, or “our”), are engaged principally in providing automotive undercar repair and tire services in the United States. Monro had 953 Company-operated stores, three franchised locations and 14 dealer-operated automotive repair centers located primarily in the northeast and Great Lakes regions of the United States as of March 29, 2014. Monro’s operations are organized and managed in one operating segment.

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

“Year ended Fiscal March 2014”: March 31, 2013 – March 29, 2014 (52 weeks)

“Year ended Fiscal March 2013”: April 1, 2012 – March 30, 2013 (52 weeks)

“Year ended Fiscal March 2012”: March 27, 2011 – March 31, 2012 (53 weeks)

Consolidation

The Consolidated Financial Statements include Monro Muffler Brake, Inc. and its wholly owned subsidiary, Monro Service Corporation, after the elimination of intercompany transactions and balances.

Reclassifications

Certain amounts in these financials statements have been reclassified to maintain comparability among the periods presented.

Retrospective adjustments – Purchase accounting

During the quarter ended December 2013, we finalized the purchase accounting for several acquisitions that occurred in fiscal year 2013. We retrospectively adjusted the provisional amounts recognized at the acquisition dates to reflect fair value and made adjustments to the March 30, 2013 Consolidated Balance Sheet. (See Note 2.)

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue recognition

Sales are recorded upon completion of automotive undercar repair and tire services provided to customers. The following was Monro’s sales mix for fiscal 2014, 2013 and 2012:

	Year Ended Fiscal March
	2014	2013	2012

Brakes	15%	15%	18%

Exhaust	4	4	5

Steering	9	10	10

Tires	44	42	39

Maintenance	28	29	28

Total	100%	100%	100%

Revenue from the sale of tire road hazard warranty agreements is recognized on a straight-line basis over the contract period or other method when costs are not incurred ratably.

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

Leases

Financing Obligations –

We are often involved in the construction of leased stores. In some cases, we are responsible for construction cost over runs or non-standard tenant improvements. As a result of this involvement, we are deemed the “owner” for accounting purposes during the construction period, requiring us to capitalize the construction costs on our Consolidated Balance Sheet. Upon completion of the project, we perform a sale-leaseback analysis pursuant to guidance on accounting for leases to determine if we can remove the assets from our Consolidated Balance Sheet. For some of these leases, we are considered to have “continuing involvement”, which precludes us from derecognizing the assets from our Consolidated Balance Sheet when construction is complete (“failed sale-leaseback”). In conjunction with these leases, we capitalize the construction costs on our Consolidated Balance Sheet and also record financing obligations representing payments owed to the landlord. We do not report rent expense for the properties which are owned for accounting purposes. Rather, rental payments under the lease are recognized as a reduction of the financing obligation and as interest expense.

Additionally, since we often assume leases in acquisition transactions, the accounting for a seller who was involved in the construction of leased stores passes to us.

During the fourth quarter of fiscal 2013, Monro conducted a review of its lease accounting practices as it relates to certain sale-leaseback transactions.

In connection with this review, we recorded an out of period adjustment to record previously unrecognized failed sale-leaseback transactions. The adjustment resulted in the recognition of additional property of $.4 million and capital leases and financing obligations of $.7 million on our March 2013 Consolidated Balance Sheet. As some of the stores impacted related to prior year acquisitions, we also recorded increases in goodwill of $1.9 million, deferred tax assets of $1.2 million and other long term liabilities of $2.3 million in our Consolidated Balance Sheet as of March 30, 2013. The impact to the fiscal 2013 Consolidated Statement of Comprehensive Income was recorded in the fourth quarter as a decrease of $1.0 million in occupancy costs and an increase of $.5 million in interest expense. The Company determined that this adjustment was not material to its current or prior period Consolidated Financial Statements.

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

Goodwill and intangible assets

We have a history of growth through acquisitions. Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. The carrying value of goodwill is subject to annual impairment reviews in accordance with accounting guidance on goodwill, which we typically perform in the third quarter of the fiscal year. Impairment reviews may also be triggered by any significant events or changes in circumstances affecting our business.

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

Intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses and are amortized over their estimated useful lives. All intangibles and other long-lived assets are reviewed when events or changes in circumstances indicate that the asset’s carrying value may not be recoverable. If such indicators are present, it is determined whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amounts. No such indicators were present in 2014, 2013 or 2012.

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

As a result of our annual qualitative assessment performed in the third quarter of fiscal 2014, there were no impairments. There have been no triggering events during the fourth quarter of fiscal 2014.

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

Warranty

We provide an accrual for estimated future warranty costs for parts that we install based upon the historical relationship of warranty costs to sales. Warranty expense related to all product warranties at and for the years ended March 2014, 2013 and 2012 was not material to our financial position or results of operations. See additional discussion of tire road hazard warranty agreements under the “Revenue recognition” section of this footnote.

Comprehensive income

As it relates to Monro, comprehensive income is defined as net earnings as adjusted for pension liability adjustments and is reported net of related taxes in the Consolidated Statements of Comprehensive Income and in the Consolidated Statements of Changes in Shareholders’ Equity.

Income taxes

Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using tax rates based on currently enacted rules and legislation and anticipated rates that will be in effect when the differences are expected to reverse. The accounting guidance for uncertainties in income tax prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. Monro recognizes a tax benefit from an uncertain tax position in the financial statements only when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits and a consideration of the relevant taxing authority’s administrative practices and precedents. (See Note 7.)

Treasury stock

Treasury stock is accounted for using the par value method. During the year ended March 31, 2012, Monro’s former Chief Executive Officer surrendered 386,000 shares of Monro’s Common Stock at fair market value to pay the exercise price and to partially satisfy tax withholding obligations on the exercise of 563,000 stock options. During the year ended March 30, 2013, Monro’s current Chief Executive Officer surrendered 43,000 shares of Monro’s Common Stock at fair market value to pay the exercise price and to partially satisfy tax withholding obligations on the exercise of 113,000 stock options. There was no activity for the Chief Executive Officer during the year ended March 29, 2014.

Stock-based compensation

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

The weighted average fair value of options granted during fiscal 2014, 2013 and 2012 was $10.10, $8.67 and $8.41, respectively. The fair values of the options granted were estimated on the date of their grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended Fiscal March
	2014	2013	2012
Risk-free interest rate	.86%	.53%	1.11%
Expected life, in years	4	4	4
Expected volatility	29.7%	34.0%	33.9%
Expected dividend yield	.97%	1.14%	1.03%

Total stock-based compensation expense included in cost of sales and selling, general and administrative expenses in Monro’s Consolidated Statements of Comprehensive Income for the years ended March 29, 2014, March 30, 2013 and March 31, 2012 was $3.6 million, $3.1 million and $2.7 million, respectively. The related income tax benefit was $1.3 million, $1.2 million and $1.0 million, respectively.

Earnings per share

Basic earnings per share is calculated by dividing net income less preferred stock dividends by the weighted average number of shares of Common Stock outstanding during the year. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of Common Stock and equivalents outstanding during the year. Common Stock equivalents represent shares issuable upon the assumed exercise of stock options. (See Note 10.)

Advertising

We expense the production costs of advertising the first time the advertising takes place, except for direct response advertising which is capitalized and amortized over its expected period of future benefits.

Direct response advertising consists primarily of coupons for Monro’s services. The capitalized costs of this advertising are amortized over the period of the coupon’s validity, which is typically two months.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prepaid advertising at March 29, 2014 and March 30, 2013, and advertising expense for the years ended March 2014, 2013 and 2012, were not material to these financial statements.

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

Subsequent Events

We have signed two definitive asset purchase agreements to complete the acquisition of ten and nine retail tire and automotive repair stores located in Michigan from Lentz U.S.A. Service Centers, Inc. and Kan Rock Tire Company, Inc., respectively, in June 2014. These stores will operate under the Monro Brake & Tire name. These acquisitions will be financed through our existing credit facility.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On April 13, 2014, we acquired two retail tire and automotive repair stores located in New Hampshire from Bald Tire & Auto, Inc. These retail tire and automotive repair stores were previously Tire Warehouse franchise locations and will continue to operate under the Tire Warehouse name. The acquisition was financed through our existing credit facility.

Fiscal 2014

During fiscal 2014, we acquired the following businesses for an aggregate purchase price of $27.5 million. The acquisitions were financed through our existing credit facility. The results of operations for these acquisitions are included in Monro’s financial results from the respective acquisition dates.

•	On March 2, 2014, we acquired one retail tire and automotive repair store located in Kentucky from Hometown Tire Company, Inc. This store operates under the Ken Towery Tire and Auto Care name.

•	On November 17, 2013, we acquired six retail tire and automotive repair stores located in Maryland and Delaware from Carl King Tire Co., Inc. These stores operate under the Mr. Tire name.

•	On November 17, 2013, we acquired four retail tire and automotive repair stores located in Kentucky from S&S Firestone, Inc. These stores operate under the Ken Towery Tire and Auto Care name.

•	On October 20, 2013, we acquired two retail tire and automotive repair stores located in North Carolina from XL Tire, Inc. These stores operate under the Tread Quarters brand name.

•	On August 18, 2013, we acquired ten retail tire and automotive repair stores located in Virginia and Maryland from Curry’s Automotive Group. These stores operate under the Curry’s/Mr. Tire name.

•	On August 11, 2013, we acquired one retail tire and automotive repair store located in New Jersey from Mitchell Tire Service. This store operates under the Mr. Tire name.

The acquisitions resulted in goodwill related to, among other things, growth opportunities, synergies and economies of scale expected from combining these businesses with ours, and unidentifiable intangible assets. All of the goodwill is expected to be deductible for tax purposes. We have recorded finite-lived intangible assets at their estimated fair value related to customer relationships, trade names and a non-compete agreement.

We expensed all costs related to the acquisitions during fiscal 2014. The total costs related to these acquisitions were not material to the Consolidated Statements of Comprehensive Income. These costs are included in the Consolidated Statements of Comprehensive Income primarily under operating, selling, general and administrative expenses.

Sales and net income for the fiscal 2014 acquired entities totaled $15.1 million and $.1 million, respectively, for the period from acquisition date through March 29, 2014.

Supplemental pro forma information for the current or prior reporting periods has not been presented due to the impracticability of obtaining detailed, accurate or reliable data for the periods the acquired entities were not owned by Monro.

The preliminary fair values of identifiable assets acquired and liabilities assumed were based on preliminary valuation data and estimates. The excess of the net purchase price over the net tangible and intangible assets

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquired was recorded as goodwill. Where the fair value of the net tangible and intangible assets exceeds the net purchase price, a gain was recorded. The preliminary allocation of the aggregate purchase price as of March 29, 2014 was as follows:

As of Acquisition Date
(Dollars in thousands)
Inventories	$1,549
Other current assets	122
Property, plant and equipment	8,549
Intangible assets	1,283
Deferred income tax assets	111
Other non-current assets	94

Total assets acquired	11,708
Warranty reserves	167
Other current liabilities	1,616
Other long-term liabilities	130

Total liabilities assumed	1,913

Total net identifiable assets acquired	$9,795

Total consideration transferred	$27,518
Plus: gain on bargain purchase	217
Less: total net identifiable assets acquired	9,795

Goodwill	$17,940

The following are the intangible assets acquired and their respective fair values and weighted average useful lives.

	As of Acquisition Date
	Dollars in thousands	Weighted Average Useful Life
Customer lists	$767	7 years
Trade name	501	7 years
Non-compete agreement	15	3 years

Total	$1,283	7 years

We continue to refine the valuation data and estimates related to road hazard warranty, intangible assets, real estate and real property leases for the fiscal 2014 acquisitions and expect to complete the valuations no later than the first anniversary date of the respective acquisition. We anticipate that adjustments will continue to be made to the fair values of identifiable assets acquired and liabilities assumed and those adjustments may or may not be material.

Fiscal 2013

During fiscal 2013, we acquired the following businesses for an aggregate purchase price of $163.5 million. The acquisitions were financed through our existing credit facility. The results of operations for these acquisitions are included in Monro’s financial results from the respective acquisition dates.

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

•

On December 16, 2012, we acquired 27 retail tire and automotive repair stores located in Indiana and Kentucky and a wholesale operation and warehouse in Kentucky from Ken Towery’s Auto Care of Kentucky, Inc. and Ken Towery’s Auto Care of Indiana, Inc. These retail stores operate under the Ken Towery’s Tire and Auto Care name and the wholesale operation operates under the America’s Best Tires name.

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

•

On August 12, 2012, we acquired 17 retail tire and automotive repair stores located in Wisconsin and South Carolina from Tuffy Associates Corp. These stores operate under the Monro and Tread Quarters brand names.

•	On June 3, 2012, we acquired 18 retail tire and automotive repair stores located in North Carolina from Colony Tire Corporation. These stores operate primarily under the Mr. Tire name.

•

On April 1, 2012, we acquired 20 retail tire and automotive repair stores located in Virginia from Kramer Tire Co. These stores operate primarily under the Tread Quarters brand name. As part of the Kramer acquisition, two heavy truck tire and truck repair stores, two wholesale operations and a retread facility also located in Virginia were acquired. The non-retail facilities and the two heavy truck tire and truck repair stores were disposed of during May 2012.

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

Sales and net loss for the fiscal 2013 acquired entities totaled $87.0 million and $1.4 million, respectively, for the period from acquisition date through March 30, 2013.

Supplemental pro forma information for the current or prior reporting periods has not been presented due to the impracticability of obtaining detailed, accurate or reliable data for the periods the acquired entities were not owned by Monro.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We finalized the purchase accounting relative to Kramer during fiscal 2013 and the other fiscal 2013 acquisitions during fiscal 2014. As a result of the final purchase price allocations, certain of the fair value amounts previously estimated were adjusted during the measurement period. These measurement period adjustments related to updated valuation reports and appraisals received from our external valuation specialists, as well as revisions to internal estimates. The changes in estimates recorded in fiscal 2014 include an increase in property, plant and equipment of $2.4 million; an increase in intangible assets of $4.3 million; an increase in the long-term deferred income tax asset of $7.5 million; an increase in the current portion of long-term debt, capital leases and financing obligations of $2.0 million; a decrease in warranty reserves of $.2 million; an increase in long-term capital leases and financing obligations of $28.9 million; and an increase in other long-term liabilities of $.3 million. The measurement period adjustments resulted in an increase to goodwill of $16.8 million.

We have recorded the identifiable assets acquired and liabilities assumed at their estimated fair values as of their respective acquisition dates, with the remainder recorded as goodwill as follows:

As of Acquisition Date
(Dollars in thousands)
Inventories	$16,854
Other current assets	1,167
Property, plant and equipment	49,605
Intangible assets	21,112
Deferred income tax assets	13,179
Other non-current assets	9

Total assets acquired	101,926
Warranty reserves	3,217
Other current liabilities	4,694
Long-term capital leases and financing obligations	44,086
Other long-term liabilities	4,256

Total liabilities assumed	56,253

Total net identifiable assets acquired	$45,673

Total consideration transferred	$163,517
Less: total net identifiable assets acquired	45,673

Goodwill	$117,844

As part of the purchase accounting adjustments recorded during the quarter ended December 2013, the March 30, 2013 consolidated balance sheet was retrospectively adjusted to reflect some of the purchase accounting measurement period adjustments described above. The retrospective adjustments included an increase in property, plant and equipment of $4.2 million; an increase in intangible assets of $3.9 million; an increase in the long-term deferred income tax asset of $7.4 million; an increase in goodwill of $14.5 million; an increase in the current portion of long-term debt, capital leases and financing obligations of $1.9 million; a decrease in warranty reserves of $.2 million; an increase in long-term capital leases and financing obligations of $28.1 million; and an increase in other long-term liabilities of $.2 million.

Additionally, the purchase accounting adjustments did not have a material impact on the current period or any prior period consolidated statements of comprehensive income, and, therefore, prior period consolidated statements of comprehensive income have not been retrospectively adjusted.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following are the intangible assets acquired and their respective fair values and weighted average useful lives.

	As of Acquisition Date
	Dollars in thousands	Weighted Average Useful Life
Customer lists	$9,160	7 years
Trade names	6,570	17 years
Favorable leases	5,382	12 years

Total	$21,112	11 years

NOTE 3 — OTHER CURRENT ASSETS

The composition of other current assets is as follows:

	Year Ended Fiscal March
	2014	2013
	(Dollars in thousands)
Vendor rebates receivable	$7,258	$10,662
Other	16,124	17,750

	$23,382	$28,412

NOTE 4—PROPERTY, PLANT AND EQUIPMENT

The major classifications of property, plant and equipment are as follows:

		March 29, 2014			March 30, 2013
	Assets Owned	Assets Under Capital Lease/ Financing Obligations	Total	Assets Owned	Assets Under Capital Lease/ Financing Obligations	Total
	(Dollars in thousands)
Land	$69,836		$69,836	$69,401		$69,401
Buildings and improvements	186,093	$66,057	252,150	177,869	$64,993	242,862
Equipment, signage and fixtures	183,373		183,373	169,233		169,233
Vehicles	19,632	67	19,699	18,256	67	18,323
Construction-in-progress	6,447		6,447	4,261		4,261

	465,381	66,124	531,505	439,020	65,060	504,080
Less – Accumulated depreciation and amortization	226,870	22,752	249,622	210,490	18,544	229,034

	$238,511	$43,372	$281,883	$228,530	$46,516	$275,046

Depreciation expense totaled $28.6 million, $24.7 million and $22.0 million for the fiscal years ended March 2014, 2013 and 2012, respectively.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense recorded under capital leases and financing obligations and included in depreciation expense above totaled $5.2 million, $3.9 million and $3.2 million for the fiscal years ended March 2014, 2013 and 2012, respectively.

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill during fiscal 2014 and 2013 were as follows:

Dollars in thousands
Balance at March 31, 2012	$132,656
Fiscal 2013 acquisitions	115,548
Disposal of assets related to fiscal 2013 acquisitions	(704)
Adjustments to fiscal 2012 purchase accounting	404
Other adjustments	1,899

Balance at March 30, 2013	249,803
Fiscal 2014 acquisitions	17,940
Adjustments to fiscal 2013 purchase accounting	2,296

Balance at March 29, 2014	$270,039

In fiscal 2013, the other adjustments relate to our review of lease accounting practices. (See Note 1).

The composition of other intangible assets is as follows:

	Year Ended Fiscal March
	2014		2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in thousands)
Customer lists	$19,566	$8,548	$18,799	$6,313
Trade names	14,003	4,648	13,502	3,891
Favorable leases	12,700	3,751	12,293	2,117
Other intangible assets	660	611	645	522

Total intangible assets	$46,929	$17,558	$45,239	$12,843

Monro’s intangible assets are being amortized over their estimated useful lives. The weighted average useful lives of Monro’s intangible assets are approximately nine years for customer lists, 14 years for trade names, 15 years for favorable leases and five years for other intangible assets.

Amortization of intangible assets, excluding amortization of favorable leases included in rent expense, during fiscal 2014, 2013 and 2012 totaled $3.1 million, $2.8 million and $1.6 million, respectively.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated future amortization of intangible assets is as follows:

	Customer lists/ Trade names/	Favorable
Year Ending Fiscal March	Other	Leases
	(Dollars in thousands)
2015	$3,025	$977
2016	2,890	887
2017	2,741	846
2018	2,673	818
2019	2,419	780

NOTE 6 — LONG-TERM DEBT, CAPITAL LEASES AND FINANCING OBLIGATIONS

Long-term debt, capital leases and financing obligations consist of the following:

	March 29, 2014	March 30, 2013
	(Dollars in thousands)
Revolving Credit Facility, LIBOR-based (a)	$105,841	$127,187
Mortgage Note Payable, non-interest bearing, secured by warehouse and office land, due in one installment in 2015		660

Long-term debt	$105,841	$127,847

Obligations under capital leases and financing obligations at various interest rates, due in installments through 2042	$88,091	$93,795
Mortgage Note Payable, non-interest bearing, secured by warehouse and office land, due in one installment in 2015	660
Less – Current portion of long-term debt, capital leases and financing obligations	(7,552)	(6,833)

Long-term capital leases and financing obligations	$81,199	$86,962

(a)	The London Interbank Offered Rate (LIBOR) at March 29, 2014 was .15%.

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

In December 2012, the Credit Facility was amended to include the following: the committed sum was increased by $75 million to $250 million; the term was extended for another one and a half years, such that the Credit Facility now expires in December 2017; and the $75 million accordion feature was maintained. There were no other changes in terms including those related to covenants or interest rates. There are now six banks participating in the syndication. There was $105.8 million outstanding under the Credit Facility at March 29, 2014. We were in compliance with all debt covenants as of March 29, 2014.

The interest rate on the Credit Facility increased from 100 basis points to 125 basis points over LIBOR during fiscal year 2014. At March 29, 2014, the interest rate was 125 basis points over LIBOR.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Within the Credit Facility, we have a sub-facility of $40 million for the purpose of issuing standby letters of credit. The line requires fees aggregating 1.375% annually of the face amount of each standby letter of credit, payable quarterly in arrears. There was $22.7 million in an outstanding letter of credit at March 29, 2014.

The net availability under the Credit Facility at March 29, 2014 was $121.5 million.

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

Long-term debt, including current portion, had a carrying amount of $106.5 million and a fair value of $106.5 million as of March 29, 2014, as compared to a carrying amount of $127.8 million and a fair value of $127.8 million as of March 30, 2013. The fair value of long-term debt was estimated based on discounted cash flow analyses using either quoted market prices for the same or similar issues, or the current interest rates offered to Monro for debt with similar maturities.

In addition, we have financed certain store properties and vehicles with capital leases/financing obligations, which amount to $88.1 million and are due in installments through 2042.

During fiscal 1995, Monro purchased 12.7 acres of land for $.7 million from the City of Rochester, New York, on which its office/warehouse facility is located. The City has provided financing for 100% of the cost of the land via a 20-year non-interest bearing mortgage, all due and payable in fiscal 2015.

Aggregate debt maturities over the next five years are as follows:

	Capital Leases/ Financing Obligations
Year Ending Fiscal March	Aggregate Amount	Imputed Interest	All Other Debt	Total
	(Dollars in thousands)
2015	$13,459	$(6,567)	$660	$7,552
2016	12,732	(6,061)		6,671
2017	12,204	(5,564)		6,640
2018	12,186	(5,050)	105,841	112,977
2019	11,976	(4,510)		7,466

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 — INCOME TAXES

The components of the provision for income taxes are as follows:

	Year Ended Fiscal March
	2014	2013	2012
	(Dollars in thousands)
Current -
Federal	$25,978	$22,366	$26,002
State	1,579	2,266	2,910

	27,557	24,632	28,912

Deferred -
Federal	4,793	(101)	3,273
State	(273)	(274)	(111)

	4,520	(375)	3,162

Total	$32,077	$24,257	$32,074

Deferred tax (liabilities) assets consist of the following:

	March 29, 2014	March 30, 2013
	(Dollars in thousands)
Goodwill	$(18,189)	$(13,104)
Other	(734)	(242)

Total deferred tax liabilities	(18,923)	(13,346)

Insurance reserves	9,774	8,872
Property and equipment	5,815	6,637
Warranty and other reserves	4,228	4,322
Stock options	3,897	2,982
Deferred rent	1,961	2,086
Accrued compensation	1,650	1,444
Other	5,168	5,477

Total deferred tax assets	32,493	31,820

Net deferred tax assets	$13,570	$18,474

We have $3.7 million of state net operating loss carryforwards available as of March 29, 2014. The carryforwards expire in varying amounts through 2034. Based on all available evidence, we have determined that it is more likely than not that sufficient taxable income of the appropriate character within the carryforward period will exist for the realization of the tax benefits on existing state net operating loss carryforwards.

We believe it is more likely than not that all other future tax benefits will be realized as a result of current and future income.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation between the U. S. federal statutory tax rate and the effective tax rate reflected in the accompanying financial statements is as follows:

	Year Ended Fiscal March
	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Federal income tax based on statutory tax rate applied to income before taxes	$30,287	35.0	$23,388	35.0	$30,340	35.0
State income tax, net of federal income tax benefit	2,097	2.4	1,159	1.7	2,231	2.6
Other	(307)	(0.3)	(290)	(0.4)	(497)	(0.6)

	$32,077	37.1	$24,257	36.3	$32,074	37.0

The following is a rollforward of Monro’s liability for income taxes associated with unrecognized tax benefits:

Dollars in thousands
Balance at March 26, 2011	$5,964
Tax positions related to current year:
Additions	1,000
Reductions
Tax positions related to prior years:
Additions	230
Reductions	(904)
Settlements	(166)
Lapses in statutes of limitations	(640)

Balance at March 31, 2012	5,484
Tax positions related to current year:
Additions	1,198
Reductions
Tax positions related to prior years:
Additions
Reductions
Settlements	(266)
Lapses in statutes of limitations	(712)

Balance at March 30, 2013	5,704
Tax positions related to current year:
Additions	1,678
Reductions
Tax positions related to prior years:
Additions
Reductions	(88)
Settlements	(381)
Lapses in statutes of limitations	(1,013)

Balance at March 29, 2014	$5,900

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total amount of unrecognized tax benefits was $5.9 million at March 29, 2014, the majority of which, if recognized, would affect the effective tax rate.

In the normal course of business, Monro provides for uncertain tax positions and the related interest and penalties, and adjusts its unrecognized tax benefits and accrued interest and penalties accordingly. During the years ended March 29, 2014, March 30, 2013 and March 31, 2012, we recorded a benefit from the reversal of accrued interest and penalties of approximately $.1 million, $.2 million and $.3 million, respectively, in income tax expense. Additionally, we had approximately $.3 million and $.5 million of interest and penalties associated with uncertain tax benefits accrued as of March 29, 2014 and March 30, 2013, respectively.

Monro is currently under state audit for the fiscal 2011 through 2012 tax years. It is reasonably possible that the examination phase of the audits for these years may conclude in the next 12 months, and that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns may change from those recorded as liabilities for uncertain tax positions in Monro’s Consolidated Financial Statements as of March 29, 2014. However, based on the status of the examinations, it is not possible to estimate the effect of any amount of such change to previously recorded uncertain tax positions.

We file U.S. federal income tax returns and income tax returns in various state jurisdictions. Monro’s fiscal 2011 through 2013 U.S. federal tax years and various state tax years remain subject to income tax examinations by tax authorities.

NOTE 8 — STOCK OWNERSHIP

A summary of the changes in the number of shares of Common Stock, Class C preferred stock and treasury stock is as follows:

	Common Stock Shares Issued	Class C Convertible Preferred Stock Shares Issued	Treasury Stock Shares
Balance at March 26, 2011	36,038,664	32,500	5,577,984
Stock options exercised	816,594		390,007

Balance at March 31, 2012	36,855,258	32,500	5,967,991
Stock options exercised	472,709		105,845

Balance at March 30, 2013	37,327,967	32,500	6,073,836
Stock options exercised	239,935		3,115

Balance at March 29, 2014	37,567,902	32,500	6,076,951

In March 2012, Monro’s Board of Directors approved a resolution to amend Monro’s Restated Certificate of Incorporation, subject to shareholder approval, to increase the number of authorized shares of Common Stock from 45,000,000 to 65,000,000. Monro’s shareholders approved the increase at our Annual Shareholders’ meeting on August 7, 2012.

Holders of at least 60% of the Class C preferred stock must approve any action authorized by the holders of Common Stock. In addition, there are certain restrictions on the transferability of shares of Class C preferred stock. In the event of a liquidation, dissolution or winding-up of Monro, the holders of the Class C preferred stock would be entitled to receive $1.50 per share out of the assets of Monro before any amount would be paid to holders of Common Stock. The conversion value of the Class C convertible preferred stock was $.064 per share at March 29, 2014 and March 30, 2013.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 — SHARE BASED COMPENSATION

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

The 1994 Plan had a total of 675,345 common shares authorized for issuance; the 1998 Plan had a total of 4,016,250 shares authorized for issuance; and the 2003 Plan had a total of 315,000 shares authorized for issuance (all as retroactively adjusted for stock splits). Upon authorization of the 2007 Plan by shareholders, 628,662 shares (as retroactively adjusted for stock splits) were transferred from the 1998 and 2003 Plans into the 2007 Plan, bringing the total authorized shares to 1,501,662 (as retroactively adjusted for stock splits). In addition, in May 2013 and 2010, the Compensation Committee of the Board of Directors authorized an additional 2,000,000 and 1,500,000 shares (as retroactively adjusted for stock splits), respectively, of common stock for grant under the 2007 Plan, which were approved by shareholders in August 2013 and August 2010, respectively. At March 29, 2014, there was a total of 5,001,662 shares authorized for grant under the 2007 Plan (as retroactively adjusted for stock splits), including the shares transferred from the 1998 and 2003 Plans.

Generally, employee options vest within the first five years of their term, and have a duration of six to ten years. Outstanding options are exercisable for various periods through March 2020.

A summary of changes in outstanding stock options is as follows:

	Weighted Average Exercise Price	Options Outstanding
At March 26, 2011	$19.35	2,525,678
Granted	$32.86	173,075
Exercised	$14.47	(816,594)
Canceled	$21.10	(30,571)

At March 31, 2012	$22.75	1,851,588

Granted	$35.19	511,600
Exercised	$12.54	(472,709)
Canceled	$29.99	(26,365)

At March 30, 2013	$28.66	1,864,114

Granted	$45.38	181,400
Exercised	$18.73	(239,935)
Canceled	$35.48	(32,178)

At March 29, 2014	$31.58	1,773,401

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total shares exercisable at March 29, 2014, March 30, 2013 and March 31, 2012 was 1,160,572, 984,917 and 1,129,513, respectively. There were 2,148,327 shares available for grant at March 29, 2014.

The weighted average contractual term of all options outstanding at March 29, 2014 and March 30, 2013 was 3.1 years and 3.8 years, respectively. The aggregate intrinsic value of all options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) outstanding at March 29, 2014 and March 30, 2013 was $44.2 million and $20.6 million, respectively.

The weighted average contractual term of all options exercisable at March 29, 2014 and March 30, 2013 was 2.8 years and 3.4 years, respectively. The aggregate intrinsic value of all options exercisable at March 29, 2014 and March 30, 2013 was $31.5 million and $14.7 million, respectively.

A summary of the status of and changes in nonvested stock options granted is as follows:

	Options	Weighted Average Grant-Date Fair Value (per Option)
Non-vested at March 26, 2011	930,039	$7.83
Granted	173,075	$8.41
Vested	(357,697)	$7.54
Canceled	(23,342)	$6.62

Non-vested at March 31, 2012	722,075	$8.16

Granted	511,600	$8.67
Vested	(332,566)	$7.98
Canceled	(21,912)	$8.26

Non-vested at March 30, 2013	879,197	$8.52

Granted	181,400	$10.11
Vested	(417,743)	$8.66
Canceled	(30,025)	$8.90

Non-vested at March 29, 2014	612,829	$8.88

The following table summarizes information about fixed stock options outstanding at March 29, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Under Option	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
$ 9.27 - $26.64	467,267	2.71	$18.82	429,343	$18.28
$26.65 - $33.64	518,489	3.54	$33.25	214,709	$33.26
$33.65 - $35.31	433,250	2.03	$35.28	340,750	$35.28
$35.32 - $61.58	354,395	4.39	$41.45	175,770	$40.13

During the fiscal years ended March 29, 2014, March 30, 2013 and March 31, 2012, the fair value of awards vested under Monro’s stock plans was $3.6 million, $2.7 million and $2.7 million, respectively.

The aggregate intrinsic value is based on Monro’s closing stock price of $56.51, $39.71 and $41.49 as of the last trading day of the periods ended March 29, 2014, March 30, 2013 and March 31, 2012, respectively. The

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

aggregate intrinsic value of options exercised during the fiscal years ended March 29, 2014, March 30, 2013 and March 31, 2012 was $7.4 million, $10.6 million and $17.6 million, respectively. As of March 29, 2014, March 30, 2013 and March 31, 2012, there was $4.1 million, $6.0 million and $4.9 million, respectively, of unrecognized compensation expense related to non-vested fixed stock options that is expected to be recognized over a weighted average period of approximately two years, three years and three years, respectively.

Cash received from option exercises under all stock option plans was $4.3 million, $3.0 million and $3.1 million for the fiscal years ended March 29, 2014, March 30, 2013 and March 31, 2012, respectively. The actual tax benefit realized for the tax deductions from option exercises was $1.9 million, $2.8 million and $5.3 million for the fiscal years ended March 29, 2014, March 30, 2013 and March 31, 2012, respectively.

Monro issues new shares of Common Stock upon the exercise of stock options.

NOTE 10 — EARNINGS PER COMMON SHARE

The following is a reconciliation of basic and diluted earnings per common share for the respective years:

	Year Ended Fiscal March
	2014	2013	2012
	(Amounts in thousands, except per share data)
Numerator for earnings per common share calculation:
Net Income	$54,459	$42,567	$54,612
Less: Preferred stock dividends	(334)	(304)	(266)

Income available to common stockholders	$54,125	$42,263	$54,346

Denominator for earnings per common share calculation:
Weighted average common shares, basic	31,394	31,067	30,716
Effect of dilutive securities:
Preferred stock	760	760	760
Stock options	488	481	761

Weighted average common shares, diluted	32,642	32,308	32,237

Basic earnings per common share:	$1.72	$1.36	$1.77

Diluted earnings per common share:	$1.67	$1.32	$1.69

The computation of diluted earnings per common share for fiscal 2014, 2013 and 2012 excludes the effect of assumed exercise of approximately 91,000, 955,000 and 682,000 of stock options, respectively, as the exercise price of these options was greater than the average market value of Monro’s Common Stock for those periods, resulting in an anti-dilutive effect on diluted earnings per share.

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

Future minimum payments required under noncancellable leases (including closed stores) are as follows:

Year Ending Fiscal March	Leases	Less - Sublease Income	Net
	(Dollars in thousands)
2015	$33,547	$(343)	$33,204
2016	29,068	(295)	28,773
2017	24,218	(200)	24,018
2018	18,105	(137)	17,968
2019	11,363	(55)	11,308
Thereafter	11,237	(91)	11,146

Total	$127,538	$(1,121)	$126,417

Rent expense under operating leases, net of sublease income, totaled $32,841,000, $32,204,000 and $28,490,000 in fiscal 2014, 2013 and 2012, respectively, including contingent rentals of $59,000, $85,000 and $93,000 in each respective fiscal year. Sublease income totaled $533,000, $636,000 and $386,000, respectively, in fiscal 2014, 2013 and 2012.

We enter into contracts with parts and tire suppliers, certain of which require us to buy (at market prices) up to 100% of our annual purchases of specific products. The agreements expire at various dates through July 2017. We believe these agreements provide us with high quality, branded merchandise at preferred pricing, along with strong marketing and training support.

On August 7, 2012, we entered into a new employment agreement with our Executive Chairman, Robert G. Gross (the “2012 Agreement”). The 2012 Agreement became effective on October 1, 2012 and has a three-year term. Under the 2012 Agreement, Mr. Gross (i) is paid a base salary of $420,000; (ii) is eligible to earn a target annual bonus, pursuant to the terms of Monro’s Management Incentive Compensation Plan, of up to 150% of his base salary upon the achievement of certain predetermined corporate objectives and (iii) participates in Monro’s other incentive and welfare and benefit plans made available to executives. Mr. Gross is entitled to certain payments upon death, disability, a termination without Cause (as defined therein), a resignation by Mr. Gross for Good Reason (as defined therein) or a termination in the event of a Change in Control of the Company (as defined therein), all as set forth in detail in the Agreement.

Prior to the existing agreement, we entered into an employment agreement with Mr. Gross, our then Chief Executive Officer (the “2007 Agreement”). The 2007 Agreement was effective on October 1, 2007 and had a five-year term. Under the 2007 Agreement, Mr. Gross (i) was paid a base salary of $840,000; (ii) was eligible to earn a target annual bonus, pursuant to the terms of Monro’s Management Incentive Compensation Plan, of up to 150% of his base salary upon the achievement of certain predetermined corporate objectives and (iii) participated in Monro’s other incentive and welfare and benefit plans made available to executives. Mr. Gross also received a special bonus of $750,000, paid in five annual installments of $150,000, which began on October 1, 2007 (the “Special Bonus”). If the 2007 Agreement terminated before October 1, 2012 either for Cause (as defined therein) or as the result of Mr. Gross’s resignation without Good Reason (as defined therein), then Mr. Gross would have been required to repay a portion of the last-received annual installment of the Special Bonus, pro-rata to the date

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of termination. In consideration for Mr. Gross’s covenant not-to-compete with Monro or to solicit its employees, Monro began paying him an additional $750,000, payable in five equal installments of $150,000, beginning on October 1, 2012. These payments will continue through October 1, 2016.

On October 2, 2007, and in consideration for Mr. Gross’s execution of the 2007 Agreement, Monro’s Compensation Committee awarded to Mr. Gross an option to purchase 562,500 shares of Monro’s Common Stock at an exercise price equal to the closing price of Monro’s Common Stock on the date of the award of $15.20 per share, pursuant to our 2007 Stock Incentive Plan. As of October 1, 2010, these options were fully vested. (Both the number of shares and share price reflect the impact of the December 2010 stock split.)

On August 7, 2012, we entered into a new employment agreement with John W. Van Heel in recognition of his promotion to Chief Executive Officer (the “Van Heel Agreement”). The Van Heel Agreement became effective on October 1, 2012 and has a five-year term. Under the Van Heel Agreement, Mr. Van Heel (i) is paid a base salary of $550,000; (ii) is eligible to earn a target annual bonus, pursuant to the terms of Monro’s Management Incentive Compensation Plan, of up to 150% of his base salary upon the achievement of certain predetermined corporate objectives and (iii) participates in Monro’s other incentive and welfare and benefit plans made available to executives. Mr. Van Heel is entitled to certain payments upon death, disability, a termination without Cause (as defined therein), a resignation by Mr. Van Heel for Good Reason (as defined therein) or a termination in the event of a Change in Control of the Company (as defined therein), all as set forth in detail in the Van Heel Agreement.

On October 1, 2012, and in consideration for his execution of the Van Heel Agreement, Monro’s Compensation Committee awarded to Mr. Van Heel an option to purchase 300,000 shares of Monro’s Common Stock at an exercise price equal to the closing price of Monro’s Common Stock on the date of the award of $33.64 per share, pursuant to our 2007 Stock Incentive Plan. These options vest equally over four years, beginning October 1, 2013.

In February 2014, the Company entered into a new employment agreement (the “Tomarchio Agreement”) with Joseph Tomarchio Jr., Executive Vice President. The Tomarchio Agreement became effective April 1, 2014, and superseded the Company’s previous employment contract with Mr. Tomarchio, which was set to expire in December 2014. As planned, the Tomarchio Agreement extends Mr. Tomarchio’s employment as an Executive Vice President of the Company through June 2017 at a reduced schedule. Under the terms of the Tomarchio Agreement, Mr. Tomarchio will render exclusive services to the Company, leading the Company’s growing tire purchasing programs and related vendor relationships. In addition, he will continue to assist on sourcing acquisitions, provide input on advertising and marketing, and contribute at field meetings.

Under the Tomarchio Agreement, Mr. Tomarchio (i) is paid a base salary of $242,500; (ii) is eligible to earn a target annual bonus, pursuant to the terms of the Company’s bonus plan, of up to 87.5% of his base salary upon the achievement of certain predetermined corporate objectives, which is consistent with both other Company executives and Mr. Tomarchio’s previous employment agreement; and (iii) participates in the Company’s other incentive and welfare and benefit plans made available to executives. In addition, under the Agreement, Mr. Tomarchio is entitled to certain payments upon a termination without Cause (as defined therein), a resignation by Mr. Tomarchio for Good Reason (as defined therein) or a termination in the event of a Change in Control of the Company (as defined therein), all as set forth in detail in the Agreement.

On December 30, 2010, we entered into employment agreements with Mr. Van Heel, then President of Monro; Mr. Tomarchio, then Executive Vice President Store Operations; and Catherine D’Amico, our Executive Vice President and Chief Financial Officer (collectively, the “Agreements”). All three Agreements became

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effective on January 1, 2011 and have a four-year term. Mr. Van Heel’s agreement terminated in connection with his promotion to Chief Executive Officer and execution of his new employment agreement effective October 1, 2012. Mr. Tomarchio’s agreement terminated in connection with his change in responsibilities and execution of his new employment agreement effective April 1, 2014.

Under the Agreement, Ms. D’Amico (i) is entitled to an annual base salary; (ii) is eligible to earn a target bonus, pursuant to the terms of the Monro’s bonus plan, up to 87.5% of her base salary, upon the achievement of certain predetermined corporate objectives and (iii) participate in Monro’s other incentive and welfare and benefit plans made available to executives. The base salary of each executive is reviewed annually by Monro’s Compensation Committee and may be increased to reflect performance and responsibilities of each such executive.

Finally, Ms. D’Amico is entitled to certain payments upon death, disability, and termination without Cause (as defined in the Agreement), a resignation by the executive for Good Reason (as defined in the Agreement) or a termination in the event of a Change in Control of the Company (as defined in the Agreement), all set forth in detail in the Agreement.

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

NOTE 12 — EMPLOYEE RETIREMENT AND PROFIT SHARING PLANS

We sponsor a noncontributory defined benefit pension plan for Monro employees and the former Kimmel Automotive, Inc. employees. In fiscal 2005, the previously separate Monro and Kimmel pension plans were merged. The merged plan provides benefits to certain full-time employees who were employed with Monro and with Kimmel prior to April 2, 1998 and May 15, 2001, respectively.

Effective as of those dates, each company’s Board of Directors approved plan amendments whereby the benefits of each of the defined benefit plans would be frozen and the plans would be closed to new participants. Prior to these amendments, coverage under the plans began after employees completed one year of service and attainment of age 21. Benefits under both plans, and now the merged plan, are based primarily on years of service and employees’ pay near retirement. The funding policy for Monro’s merged plan is consistent with the funding requirements of Federal law and regulations. The measurement date used to determine the pension plan measurements disclosed herein is March 31 for both 2014 and 2013.

The overfunded/(underfunded) status of Monro’s defined benefit plan is recognized as an other non-current asset/other long-term liability in the Consolidated Balance Sheets as of March 29, 2014 and March 30, 2013, respectively.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The funded status of the plan is set forth below:

	Fiscal March
	2014	2013
	(Dollars in thousands)
Change in Plan Assets:
Fair value of plan assets at beginning of year	$18,224	$17,344
Actual return on plan assets	1,726	1,496
Employee contribution	0	0
Benefits paid	(581)	(616)

Fair value of plan assets at end of year	19,369	18,224

Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	19,285	17,500
Interest cost	776	793
Actuarial (gain)/loss	(432)	1,608
Benefits paid	(581)	(616)

Benefit obligation at end of year	19,048	19,285

Funded status of plan	$321	$(1,061)

The projected and accumulated benefit obligations were equivalent at March 29, 2014 and March 30, 2013.

Amounts recognized in accumulated other comprehensive loss consist of:

	Year Ended Fiscal March
	2014	2013
	(Dollars in thousands)
Unamortized transition obligation	$0	$0
Unamortized prior service cost	0	0
Unamortized net loss	5,056	6,520

Total	$5,056	$6,520

Changes in plan assets and benefit obligations recognized in other comprehensive income consist of:

	Year Ended Fiscal March
	2014	2013
	(Dollars in thousands)
Net transition obligation	$0	$0
Prior service cost	0	0
Net actuarial income/(loss)	1,464	(787)

Total	$1,464	$(787)

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pension expense (income) included the following components:

	Year Ended Fiscal March
	2014	2013	2012
	(Dollars in thousands)
Interest cost on projected benefit obligation	$776	$793	$809
Expected return on plan assets	(1,193)	(1,192)	(1,189)
Amortization of unrecognized actuarial loss	658	517	71

Net pension expense (income)	$241	$118	$(309)

The weighted-average assumptions used to determine benefit obligations are as follows:

	Year Ended Fiscal March
	2014	2013
Discount rate	4.42%	4.08%

The weighted-average assumptions used to determine net periodic pension costs are as follows:

	Year Ended Fiscal March
	2014	2013	2012
Discount rate	4.08%	4.49%	5.75%
Expected long-term return on assets	7.00%	7.00%	7.00%

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

Monro’s asset allocations, by asset category, are as follows at the end of each year:

	March 29, 2014	March 30, 2013
Cash and cash equivalents	2.9%	1.6%
Fixed income	34.1%	39.5%
Equity securities	63.0%	58.9%

Total	100.0%	100.0%

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following table provides fair value measurement information for Monro’s major categories of defined benefit plan assets at March 29, 2014 and March 30, 2013, respectively:

	Fair Value Measurements at March 29, 2014 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Equity securities:
U.S. companies	$7,966	$7,966
International companies	4,241	4,241
Fixed income:
U.S. corporate bonds	6,300		$6,300
International bonds	302		302
Cash equivalents	560		560

Total	$19,369	$12,207	$7,162

	Fair Value Measurements at March 30, 2013 Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(Dollars in thousands)
Equity securities:
U.S. companies	$6,465	$6,465
International companies	3,590	3,590
Fixed income:
U.S. corporate bonds	6,840		$6,840
International bonds	364		364
Cash equivalents	288		288
Commodities	677	677

Total	$18,224	$10,732	$7,492

There are no required or expected contributions in fiscal 2015 to the plan.

The following pension benefit payments are expected to be paid:

Year Ended Fiscal March
(Dollars in thousands)
2015	$705
2016	742
2017	772
2018	803
2019	851
2020 - 2024	5,101

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have a 401(k)/Profit Sharing Plan that covers full-time employees who meet the age and service requirements of the plan. The 401(k) salary deferral option was added to the plan during fiscal 2000. The first employee deferral occurred in March 2000. We make matching contributions consistent with the provisions of the plan. Charges to expense for our matching contributions for fiscal 2014, 2013 and 2012 amounted to approximately $612,000, $615,000 and $631,000, respectively. We may also make annual profit sharing contributions to the plan at the discretion of Monro’s Compensation Committee.

We have a deferred compensation plan (the “Deferred Compensation Plan”) to provide an opportunity for additional tax-deferred savings to a select group of management or highly compensated employees. The Deferred Compensation Plan permits participants to defer all or any portion of the compensation that would otherwise be payable to them for the calendar year. In addition, Monro will credit to the participants’ accounts such amounts as would have been contributed to Monro’s 401(k)/Profit Sharing Plan but for the limitations that are imposed under the Internal Revenue Code based upon the participants’ status as highly compensated employees. We may also make such additional discretionary allocations as are determined by the Compensation Committee. The Deferred Compensation Plan is an unfunded arrangement and the participants or their beneficiaries have an unsecured claim against the general assets of Monro to the extent of their Deferred Compensation Plan benefits. We maintain accounts to reflect the amounts owed to each participant. At least annually, the accounts are credited with earnings or losses calculated on the basis of an interest rate or other formula as determined by Monro’s Compensation Committee. The total liability recorded in our financial statements at March 29, 2014 and March 30, 2013 related to the Deferred Compensation Plan was $1,433,000 and $1,179,000, respectively.

Monro’s management bonus plan provides for the payment of annual cash bonus awards to participating employees, as selected by our Board of Directors, based primarily on Monro’s attaining pre-tax income targets established by our Board of Directors. During the years ended March 29, 2014 and March 31, 2012, we recorded charges to expense of $1,066,000 and $1,730,000, respectively. During the year ended March 30, 2013, we recorded a benefit of $66,000 related to the management bonus plan due to an over estimate of expense in fiscal 2012, as well as our failure to meet pre-tax earnings targets.

NOTE 13 — RELATED PARTY TRANSACTIONS

We are currently a party to leases for certain facilities where the lessor is an officer of Monro, or family members of such officer. Six leases were assumed in March 2004 in connection with the Mr. Tire Acquisition. The payments under such operating and capital leases amounted to $702,000, $685,000 and $669,000 for the years ended March 2014, 2013 and 2012, respectively. These payments are comparable to rents paid to unrelated parties. No amounts were payable at March 29, 2014 or March 30, 2013. No related party leases exist, other than the six assumed as part of the Mr. Tire Acquisition in March 2004, and no new leases are contemplated.

We have a management agreement with an investment banking firm associated with a principal shareholder/director of Monro to provide financial advice. The agreement provides for an annual fee of $300,000, plus reimbursement of out-of-pocket expenses. During each of the fiscal years 2014, 2013 and 2012, we incurred fees of $300,000, under this agreement. No amounts were payable at March 29, 2014 or March 30, 2013. In addition, this investment banking firm, from time to time, provides additional investment banking services to us for customary fees. Approximately half of all payments made to the investment banking firm under the management agreement are paid to another principal shareholder/director of Monro.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14 — SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following transactions represent non-cash investing and financing activities during the periods indicated:

Year ended March 29, 2014

In connection with the fiscal 2014 acquisitions (see Note 2), liabilities were assumed as follows:

Fair value of assets acquired	$11,708,000
Goodwill	17,940,000
Gain on bargain purchase	(217,000)
Cash paid, net of cash acquired	(27,518,000)

Liabilities assumed	$1,913,000

Year ended March 30, 2013

In connection with the fiscal 2013 acquisitions (see Note 2), liabilities were assumed as follows:

Fair value of assets acquired	$101,926,000
Goodwill	117,602,000
Cash paid, net of cash acquired	(163,275,000)

Liabilities assumed	$56,253,000

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

In connection with the fiscal 2012 acquisitions, liabilities were assumed as follows:

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

	Year Ended Fiscal March
	2014	2013	2012
	(Dollars in thousands)
Cash paid during the year:
Interest, net	$9,099	$6,914	$4,924
Income taxes, net	$25,849	$22,850	$25,813

NOTE 15 — LITIGATION

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

NOTE 16 — SUBSEQUENT EVENTS

In May 2014, Monro’s Board of Directors declared a regular quarterly cash dividend of $.13 per common share or common share equivalent to be paid to shareholders of record as of June 2, 2014. The dividend will be paid on June 12, 2014.

See Note 2 for a discussion of acquisitions subsequent to March 29, 2014.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth consolidated statement of income data by quarter for the years ended March 2014 and 2013. Individual line items summed by quarters may not agree to the annual amounts reported due to rounding.

	Fiscal Quarter Ended
	June 2013	Sept. 2013	Dec. 2013	March 2014
	(Amounts in thousands, except per share data)
Sales	$206,172	$205,321	$216,695	$203,244
Cost of sales	127,294	123,573	134,371	126,220

Gross profit	78,878	81,748	82,324	77,024
Operating, selling, general and administrative expenses	55,770	57,837	55,398	55,622

Operating income	23,108	23,911	26,926	21,402
Interest expense, net	1,809	2,048	3,216	2,397
Other income, net	(52)	(179)	(352)	(76)

Income before provision for income taxes	21,351	22,042	24,062	19,081
Provision for income taxes	7,779	8,392	8,733	7,173

Net income	$13,572	$13,650	$15,329	$11,908

Basic earnings per share	$0.43	$0.43	$0.49	$0.38

Diluted earnings per share(a)	$0.42	$0.42	$0.47	$0.36

Weighted average number of common shares used in computing earnings per share
Basic	31,302	31,390	31,417	31,469
Diluted	32,486	32,553	32,633	32,768

	Fiscal Quarter Ended
	June 2012	Sept. 2012	Dec. 2012	March 2013
	(Amounts in thousands, except per share data)
Sales	$169,175	$176,475	$190,437	$195,910
Cost of sales	101,063	106,624	120,827	125,336

Gross profit	68,112	69,851	69,610	70,574
Operating, selling, general and administrative expenses	48,423	50,126	50,782	55,111

Operating income	19,689	19,725	18,828	15,463
Interest expense, net	1,299	1,370	1,473	3,071
Other income, net	(53)	(139)	(59)	(81)

Income before provision for income taxes	18,443	18,494	17,414	12,473
Provision for income taxes	6,806	6,946	6,159	4,346

Net income	$11,637	$11,548	$11,255	$8,127

Basic earnings per share	$0.37	$0.37	$0.36	$0.26

Diluted earnings per share(a)	$0.36	$0.36	$0.35	$0.25

Weighted average number of common shares used in computing earnings per share
Basic	30,922	31,023	31,116	31,206
Diluted	32,164	32,206	32,240	32,297

(a)	Earnings per share for each period was computed by dividing net income by the weighted average number of shares of Common Stock and Common Stock Equivalents outstanding during the respective quarters.

Significant fourth quarter adjustments

There were no material, extraordinary, unusual or infrequently occurring items recognized in the fourth quarter of fiscal 2014.

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

In conjunction with the close of each fiscal quarter and under the supervision of the Chief Executive Officer and Chief Financial Officer, we conduct an evaluation of the effectiveness of our disclosure controls and procedures. It is the conclusion of Monro’s Chief Executive Officer and Chief Financial Officer, based upon an evaluation completed as of March 29, 2014, that our disclosure controls and procedures were effective in ensuring that any material information relating to Monro was recorded, processed, summarized and reported to its principal officers to allow timely decisions regarding required disclosures.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Monro’s internal control over financial reporting was effective as of March 29, 2014, the end of our fiscal year. Management has reviewed the results of its assessment with the Audit Committee of the Board of Directors. The effectiveness of Monro’s internal control over financial reporting as of March 29, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

Changes in Internal Controls over Financial Reporting

There were no changes in Monro’s internal control over financial reporting during the quarter ended March 29, 2014 that materially affected, or are reasonably likely to materially affect, Monro’s internal control over financial reporting.

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

Information concerning Monro’s shares authorized for issuance under its equity compensation plans at March 29, 2014 and security ownership of certain beneficial owners and management is incorporated herein by reference to the sections captioned “Security Ownership of Principal Shareholders, Directors and Executive Officers” and “Equity Compensation Plan Information” in the Proxy Statement.

Item 13.    Certain Relationships and Related Transactions and Director Independence

Information concerning certain relationships and related transactions is incorporated herein by reference to the sections captioned “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions” in the Proxy Statement.

Item 14.    Principal Accountant Fees and Services

Information concerning Monro’s principal accounting fees and services is incorporated herein by reference to the section captioned “Approval of Independent Registered Public Accounting Firm” in the Proxy Statement.

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

Date: May 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JOHN W. VAN HEEL John W. Van Heel	Chief Executive Officer, President and Director (Principal Executive Officer)	May 28, 2014

/s/ ROBERT G. GROSS* Robert G. Gross	Executive Chairman, Director	May 28, 2014

/s/ CATHERINE D’AMICO Catherine D’Amico	Executive Vice President-Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	May 28, 2014

/s/ RICHARD A. BERENSON* Richard A. Berenson	Director	May 28, 2014

/s/ FREDERICK M. DANZIGER* Frederick M. Danziger	Director	May 28, 2014

/s/ DONALD GLICKMAN* Donald Glickman	Director	May 28, 2014

/s/ STEPHEN C. MCCLUSKI* Stephen C. McCluski	Director	May 28, 2014

/s/ ROBERT E. MELLOR* Robert E. Mellor	Director	May 28, 2014

/s/ PETER J. SOLOMON* Peter J. Solomon	Director	May 28, 2014

/s/ JAMES R. WILEN* James R. Wilen	Director	May 28, 2014

/s/ ELIZABETH A. WOLSZON* Elizabeth A. Wolszon	Director	May 28, 2014

*By:	/S/ JOHN W. VAN HEEL
John W. Van Heel, as Attorney-in-Fact

INDEX TO EXHIBITS

The following is a list of all exhibits filed herewith or incorporated by reference herein:

Exhibit No.	Document

3.01*	Restated Certificate of Incorporation of the Company, dated July 23, 1991, with Certificate of Amendment, dated November 1, 1991. (SEC File No: 0-19357, 1992 Form 10-K, Exhibit No. 3.01)

3.01a*	Certificate of Change of the Certificate of Incorporation of the Company, dated January 26, 1996. (August 2004 Form S-3, Exhibit 4.1(b))

3.01b*	Certificate of Amendment to Restated Certificate of Incorporation, dated April 15, 2004. (August 2004 Form S-3, Exhibit No. 4.1(c))

3.01c*	Certificate of Amendment to Restated Certificate of Incorporation, dated October 10, 2007. (2008 Form 10-K, Exhibit 3.01c)

3.01d*	Certificate of Amendment to Restated Certificate of Incorporation, dated August 1, 2012. (2013 Form 10-K, Exhibit 3.01d)

3.02*	Amended and Restated By-Laws of the Company, dated August 7, 2012. (December 2012 Form 8-K, Exhibit No. 3.02)

10.01*	2007 Stock Incentive Plan, effective as of June 29, 2007. (May 2008 Form S-8, Exhibit No. 4)**

10.01a*	Amendment No. 1 to the 2007 Stock Incentive Plan, dated August 9, 2007. (May 2008 Form S-8, Exhibit No. 4.1)**

10.01b*	Amendment No. 2 to the 2007 Stock Incentive Plan, dated September 27, 2007. (May 2008 Form S-8, Exhibit No. 4.2)**

10.01c*	Amendment No. 3 to the 2007 Stock Incentive Plan, dated August 10, 2010. (August 2010 Form 8-K, Exhibit No. 10.1)**

10.01d*	Amendment No. 4 to the 2007 Stock Incentive Plan, dated, May 16, 2012. (2012 Form 10-K, Exhibit No. 10.01d)**

10.01e*	Amendment No. 5 to the 2007 Stock Incentive Plan, dated June 28, 2013. (2013 Proxy, Exhibit A)**

10.01f	Amendment No. 6 to the 2007 Stock Incentive Plan, dated June 28, 2013. **

10.02*	1994 Non-Employee Directors’ Stock Option Plan. (March 2001 Form S-8, Exhibit No. 4.1)**

10.02a*	Amendment, dated as of May 12, 1997, to the 1994 Non-Employee Directors’ Stock Option Plan. (March 2001 Form S-8, Exhibit No. 4.2)**

10.02b*	Amendment, dated as of May 18, 1999, to the 1994 Non-Employee Directors’ Stock Option Plan. (March 2001 Form S-8, Exhibit No. 4.3)**

10.02c*	Amendment, dated as of August 2, 1999, to the 1994 Non-Employee Directors’ Stock Option Plan. (2002 Form 10-K, Exhibit No. 10.02c)**

10.02d*	Amendment, dated as of June 12, 2002, to the 1994 Non-Employee Directors’ Stock Option Plan. (2002 Form 10-K, Exhibit No. 10.02d)**

10.03*	Monro Muffler Brake, Inc. Deferred Compensation Plan, dated January 1, 2005 and last amended and restated as of January 1, 2011. (2011 Form 10-K, Exhibit No. 10.03)**

10.04	Monro Muffler Brake, Inc. Retirement Plan, adopted November 19, 2013 and effective as of April 1, 2013. **

Exhibit No.	Document

10.05	Amended and Restated Profit Sharing Plan, adopted on December 9, 2013 and effective as of April 1, 2013 . **

10.05a	Amendment to the Profit Sharing Plan, adopted on May 24, 2013 and effective as of April 1, 2013.**

10.06*	Employment Agreement, dated as of August 7, 2012 and effective October 1, 2012, between the Company and Robert G. Gross. (August 2012 Form 8-K, Exhibit No. 99.2)**

10.07*	Employment Agreement, dated December 30, 2010 and effective January 1, 2011, between the Company and Joseph Tomarchio, Jr. (January 2011 Form 8-K, Exhibit No. 99.2)**

10.08*	1998 Employee Stock Option Plan, effective November 18, 1998. (December 1998 Form 10-Q, Exhibit No. 10.3 and March 2001 Form S-8, Exhibit No. 4)**

10.08a*	Amendment, dated May 20, 2003, to the 1998 Employee Stock Option Plan. (2004 Form 10-K, Exhibit No. 10.08a)**

10.08b*	Amendment, dated June 8, 2005, to the 1998 Employee Stock Option Plan. (April 2006 Form S-8 for the 1998 Plan, Exhibit No. 4.2)**

10.08c*	Amendment, dated September 26, 2007, to the 1998 Employee Stock Option Plan. (2008 Form 10-K, Exhibit 10.08c)**

10.09*	Kimmel Automotive, Inc. Pension Plan, as amended and restated effective January 1, 1989, adopted December 29, 1994. (2003 Form 10-K, Exhibit No. 10.09)**

10.09a*	First amendment, dated January 1, 1989, to the Kimmel Automotive, Inc. Pension Plan. (2003 Form 10-K, Exhibit No. 10.09a)**

10.09b*	Second amendment, dated January 1, 1989, to the Kimmel Automotive, Inc. Pension Plan. (2003 Form 10-K, Exhibit No. 10.09b)**

10.09c*	Third amendment, dated May 2001, to the Kimmel Automotive, Inc. Pension Plan. (2003 Form 10-K, Exhibit No. 10.09c)**

10.09d*	Fourth Amendment, dated as of December 31, 2011, to the Kimmel Automotive, Inc. Pension Plan. (2012 Form 10-K, Exhibit No. 10.09d)**

10.10*	2003 Non-Employee Directors’ Stock Option Plan, effective August 5, 2003. (2004 Form 10-K, Exhibit No. 10.10)**

10.10a*	Amendment, dated June 8, 2005, to the 2003 Non-Employee Directors’ Stock Option Plan. (April 2006 Form S-8 for the 2003 Plan, Exhibit No. 4.1)**

10.11*	Amended and Restated Credit Agreement, dated as of June 13, 2011, by and among the Company, RBS Citizens, N.A., as Administrative Agent, and certain lenders party thereto. (June 2011 Form 8-K, Exhibit 10.11)

10.11a*	Amendment No. 1 to Amended and Restated Credit Agreement, dated as of December 17, 2012. (December 2012 Form 10-Q, Exhibit No. 10.11a)

10.12*	Security Agreement, dated as of July 13, 2005, by and among the Company, Monro Service Corporation, Monro Leasing, LLC and Charter One Bank, N.A., as Administrative Agent for the lenders party to the Credit Agreement. (June 2005 Form 10-Q, Exhibit No. 10.2)

Exhibit No.	Document

10.13*	Guaranty, dated as of July 13, 2005, of Monro Service Corporation. (June 2005 Form 10-Q, Exhibit No. 10.3)

10.15*	Negative Pledge Agreement, dated as of July 13, 2005, by and among the Company, Monro Service Corporation, Monro Leasing, LLC and Charter One Bank, N.A., as Administrative Agent for the lenders party to the Credit Agreement. (June 2005 Form 10-Q, Exhibit No. 10.5)

10.16*	Reaffirmation of Loan Papers, dated as of June 13, 2011, by Company (reaffirming, among other things, Company’s agreement, obligation and continuing liability under the Security Agreement and Negative Pledge Agreement, all dated as of July 13, 2005). (2012 Form 10-K, Exhibit No. 10.16)

10.17*	Reaffirmation of Loan Papers, dated as of June 13, 2011, by Monro Service Corporation (reaffirming, among other things, Monro Service Corporation’s agreement, obligation and continuing liability under the Security Agreement, Guaranty and Negative Pledge Agreement, all dated as of July 13, 2005). (2012 Form 10-K, Exhibit No. 10.17)

10.18*	Resale Restriction Agreement by and between the Company and each of its executive officers and certain senior-level managers, effective as of March 24, 2006. (March 2006 Form 8-K/A, Exhibit No. 10.1)

10.60*	Lease Agreement, dated as of February 1, 2012, between Monro Service Corporation and the County of Monroe Industrial Development Agency. (2012 Form 10-K, Exhibit No. 10.60)

10.61*	Leaseback Agreement, dated February 1, 2012 between the County of Monroe Industrial Development Agency and Monro Service Corporation. (2012 Form 10-K, Exhibit No. 10.61)

10.62*	Mortgage Agreement, dated September 28, 1994, between the Company and the City of Rochester, New York. (1995 Form 10-K, Exhibit No. 10.60)

10.63*	Lease Agreement, dated October 11, 1994, between the Company and the City of Rochester, New York. (1995 Form 10-K, Exhibit No. 10.61)

10.66*	Amendment to Lease Agreement, dated September 19, 1995, between the Company and the County of Monroe Industrial Development Agency. (September 1995 Form 10-Q, Exhibit No. 10.00)

10.67*	Employment Agreement, dated as of August 7, 2012 and effective as of October 1, 2012, between the Company and John W. Van Heel. (August 2012 Form 8-K, Exhibit No. 99.1)**

10.68*	Employment Agreement, dated December 30, 2010 and effective as of January 1, 2011, between the Company and Catherine D’Amico. (January 2011 Form 8-K, Exhibit No. 99.3)**

10.69*	Employment Agreement, dated February 11, 2014 and effective April 1, 2014, between the Company and Joseph Tomarchio, Jr. (February 2014 Form 8-K, Exhibit No. 99.1)**

10.69a*	Amendment to Employment Agreement of Joseph Tomarchio, Jr., dated May 14, 2014 and effective April 1, 2014, between the Company and Joseph Tomarchio, Jr. (May 2014 Form 8-K, Exhibit No. 99.1)**

10.72*†	Supply Agreement, dated as of August 1, 2012, by and between Ashland Consumer Markets (a commercial business unit of Ashland, Inc.) and Monro Service Corporation. (December 2012 Form 10-Q, Exhibit No. 10.72)

10.77*	Management Incentive Compensation Plan, effective as of June 1, 2002. (2002 Form 10-K, Exhibit No. 10.77)**

10.79*	Agreement, dated January 1, 1998, between F&J Properties, Inc. and Mr. Tire, Inc., as predecessor-in-interest to the Company, effective January 1, 1998, with respect to Store No. 750. (2004 Form 10-K, Exhibit No. 10.79)

10.79a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 750. (2004 Form 10-K, Exhibit No. 10.79a)

Exhibit No.	Document

10.79b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by F&J Properties, Inc., with respect to Store No. 750. (2004 Form 10-K, Exhibit No. 10.79b)

10.79c*	Renewal letter, dated April 16, 2007, from the Company to F&J Properties, Inc. with respect to Store No. 750. (2007 Form 10-K, Exhibit No. 10.79c)

10.80*	Agreement, dated January 1, 1997, between The Three Marquees and Mr. Tire, Inc., as predecessor-in-interest to the Company, with respect to Store No. 753. (2004 Form 10-K, Exhibit No. 10.80)

10.80a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 753. (2004 Form 10-K, Exhibit No. 10.80a)

10.80b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by The Three Marquees, with respect to Store No. 753. (2004 Form 10-K, Exhibit No. 10.80b)

10.80c*	Renewal Letter, dated March 6, 2006, from the Company to The Three Marquees, with respect to Store No. 753. (2006 Form 10-K, Exhibit No. 10.80c)

10.81*	Agreement, dated April 1, 1998, between 425 Manchester Road, LLC and Mr. Tire, Inc., as predecessor-in-interest to the Company, with respect to Store No. 754. (2004 Form 10-K, Exhibit No. 10.81)

10.81a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 754. (2004 Form 10-K, Exhibit No. 10.81a)

10.81b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by 425 Manchester Road, LLC, with respect to Store No. 754. (2004 Form 10-K, Exhibit No. 10.81b)

10.81c*	Renewal Letter, dated June 8, 2007, from the Company to 425 Manchester Road, LLC, with respect to Store No. 754. (2008 Form 10-K, Exhibit No. 10.81c)

10.82*	Agreement, dated January 1, 1997, between The Three Marquees and Mr. Tire, Inc., as predecessor-in-interest to the Company, with respect to Store No. 756. (2004 Form 10-K, Exhibit No. 10.82)

10.82a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 756. (2004 Form 10-K, Exhibit No. 10.82a)

10.82b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by The Three Marquees, with respect to Store No. 756. (2004 Form 10-K, Exhibit No. 10.82b)

10.82c*	Renewal Letter, dated March 6, 2006, from the Company to The Three Marquees, with respect to Store No. 756. (2006 Form 10-K, Exhibit No. 10.82c)

10.83*	Agreement, dated January 1, 1997, between The Three Marquees and Mr. Tire, Inc., as predecessor-in-interest to the Company, with respect to Store No. 758. (2004 Form 10-K, Exhibit No. 10.83)

10.83a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 758. (2004 Form 10-K, Exhibit No. 10.83a)

10.83b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by The Three Marquees, with respect to Store No. 758. (2004 Form 10-K, Exhibit No. 10.83b)

10.83c*	Renewal Letter, dated March 6, 2006, from the Company to The Three Marquees, with respect to Store No. 758. (2006 Form 10-K, Exhibit No. 10.83c)

10.84*	Agreement, dated September 2, 1999, between LPR Associates and Mr. Tire, Inc., as predecessor-in-interest to the Company, with respect to Store No. 765. (2004 Form 10-K, Exhibit No. 10.84)

Exhibit No.	Document

10.84a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 765. (2004 Form 10-K, Exhibit No. 10.84a)

10.84b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by LPR Associates, with respect to Store No. 765. (2004 Form 10-K, Exhibit No. 10.84b)

10.84c*	Renewal Letter, dated October 29, 2008, from the Company to LPR Associates with respect to Store No. 765. (2009 Form 10-K, Exhibit No. 10.84c)

10.84d	Renewal Letter, dated December 4, 2013, from the Company to LPR Associates with respect to Store No. 765.

21.01	Subsidiaries of the Company.

23.01	Consent of PricewaterhouseCoopers LLP.

24.01	Powers of Attorney.

31.1	Certification of John W. Van Heel, Chief Executive Officer.

31.2	Certification of Catherine D’Amico, Executive Vice President – Finance and Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

101.INS‡—XBRL Instance Document

101.LAB‡—XBRL Taxonomy Extension Label Linkbase

101.PRE‡—XBRL Taxonomy Extension Presentation Linkbase

101.SCH‡—XBRL Taxonomy Extension Schema Linkbase

101.DEF‡—XBRL Taxonomy Extension Definition Linkbase

•

An asterisk “*” following an exhibit number indicates that the exhibit is incorporated herein by reference to an exhibit to one of the following documents: (1) the Company’s Registration Statement on Form S-1 (Registration No. 33-41290), filed with the Securities and Exchange Commission on June 19, 1991 (“Form S-1”); (2) Amendment No. 1 thereto, filed July 22, 1991 (“Amendment No. 1”); (3) the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1992 (“1992 Form 10-K”); (4) the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995 (“1995 Form 10-K”); (5) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995 (“September 1995 Form 10-Q”); (6) the Company’s Registration Statements on Forms S-8, filed with the Securities and Exchange Commission on March 22, 2001 (each a “March 2001 Form S-8”); (7) the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2002 (“2002 Form 10-K”); (8) the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2003 (“2003 Form 10-K”); (9) the Company’s Annual Report on Form 10-K for the fiscal year ended March 27, 2004 (“2004 Form 10-K”); (10) the Company’s Registration Statement on Form S-3 (Registration No. 333-118176), filed with the Securities and Exchange Commission on August 12, 2004 (“August 2004 Form S-3”); (11) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2005 (“June 2005 Form 10-Q”); (12) the Company’s Current Report on Form 8-K, filed March 31, 2006 (“March 2006 Form 8-K/A”); (13) the Company’s Registration Statement on Form S-8 (Registration No. 333-133044) filed with the Securities and Exchange Commission on April 6, 2006. (“April 2006 Form S-8 for 2003 Plan”); (14) the Company’s Registration Statement on Form S-8 (Registration No. 333-133045) filed with the Securities and Exchange Commission on April 6, 2006. (“April 2006 Form S-8 for 1998 Plan”); (15) the Company’s Annual Report on Form 10-K for the fiscal year ended March 25, 2006 (“2006 Form 10-K”); (16) the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 (“2007 Form 10-K”);

(17) the Company’s Annual Report on Form 10-K for fiscal year ended March 29, 2008 (“2008 Form 10-K”); (18) the Company’s Registration Statement on Form S-8 (Registration No. 333-151196) filed with the Securities and Exchange Commission on May 27, 2008 (“May 2008 Form S-8”); (19) the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2009 (“2009 Form 10-K”); (20) Company’s Current Report on Form 8-K, filed on August 12, 2010 (“August 2010 Form 8-K”); (21) the Company’s Current Report on Form 8-K, filed on January 4, 2011 (“January 2011 Form 8-K”); (22) the Company’s Annual Report on Form 10-K for the fiscal year ended March 26, 2011 (“2011 Form 10-K”); (23) the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012 (“2012 Form 10-K”); (24) the Company’s Current Report on Form 8-K, filed on June 16, 2011 (“June 2011 Form 8-K”); (25) the Company’s Current Report on Form 8-K, filed August 9, 2012 (“August 2012 Form 8-K”); (26) the Company’s Current Report on Form 8-K, filed on December 20, 2012 (“December 2012 Form 8-K”); (27) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2012 (“December 2012 Form 10-Q”); (28) the Company’s Current Report on Form 8-K, filed February 11, 2014 (“February 2014 Form 8-K”); (29) the Annual Report on Form 10-K for the fiscal year ended March 30, 2013 (“2013 Form 10-K”); (30) the Company’s Definitive Proxy Statement on Form DEF14A, filed June 10, 2013 (“2013 Proxy”); and (31) the Company’s Current Report on Form 8-K, filed May 20, 2014 (“May 2014 Form 8-K”). The appropriate document and exhibit number are indicated in parentheses.

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