Form 10-Q
period 2014-06-28
MONRO MUFFLER BRAKE INC
filed 2014-08-07
CIK 876427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2014.

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

As of July 18, 2014, 31,551,254 shares of the registrant’s common stock, par value $ .01 per share, were outstanding.

MONRO MUFFLER BRAKE, INC.

MONRO MUFFLER BRAKE, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 28, 2014	March 29, 2014
	(Dollars in thousands)
Assets
Current assets:
Cash and equivalents	$2,349	$1,205
Trade receivables	2,774	2,728
Federal and state income taxes receivable	—	2,171
Inventories	127,243	124,920
Deferred income tax assets	13,537	13,710
Other current assets	22,699	23,382

Total current assets	168,602	168,116

Property, plant and equipment	545,595	531,505
Less - Accumulated depreciation and amortization	(254,825)	(249,622)

Net property, plant and equipment	290,770	281,883
Goodwill	278,379	270,039
Intangible assets	29,604	29,371
Other non-current assets	10,283	10,547

Total assets	$777,638	$759,956

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt, capital leases and financing obligations	$7,497	$7,552
Trade payables	54,419	53,321
Federal and state income taxes payable	7,432	—
Accrued payroll, payroll taxes and other payroll benefits	16,973	20,206
Accrued insurance	32,772	32,353
Warranty reserves	9,669	9,557
Other current liabilities	13,393	13,752

Total current liabilities	142,155	136,741
Long-term capital leases and financing obligations	79,449	81,199
Long-term debt	104,931	105,841
Accrued rent expense	5,614	5,700
Other long-term liabilities	11,546	11,558
Deferred income tax liabilities	68	140
Long-term income taxes payable	2,936	2,793

Total liabilities	346,699	343,972

Commitments
Shareholders’ equity:
Class C Convertible Preferred Stock, $1.50 par value, $.064 conversion value, 150,000 shares authorized; 32,500 shares issued and outstanding	49	49
Common Stock, $.01 par value, 65,000,000 shares authorized; 37,624,475 and 37,567,902 shares issued at June 28, 2014 and March 29, 2014, respectively	376	376
Treasury Stock, 6,076,951 shares at cost	(90,241)	(90,241)
Additional paid-in capital	143,648	141,365
Accumulated other comprehensive loss	(3,197)	(3,135)
Retained earnings	380,304	367,570

Total shareholders’ equity	430,939	415,984

Total liabilities and shareholders’ equity	$777,638	$759,956

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Quarter Ended Fiscal June
	2014	2013
	(Dollars in thousands, except per share data)
Sales	$217,507	$206,172
Cost of sales, including distribution and occupancy costs	127,485	127,294

Gross profit	90,022	78,878
Operating, selling, general and administrative expenses	60,612	55,770

Operating income	29,410	23,108
Interest expense, net of interest income	2,137	1,809
Other income, net	(80)	(52)

Income before provision for income taxes	27,353	21,351
Provision for income taxes	10,421	7,779

Net income	16,932	13,572
Other comprehensive loss:
Changes in pension, net of tax benefit of $37	(62)	—

Comprehensive income	$16,870	$13,572

Earnings per share:
Basic	$.53	$.43

Diluted	$.52	$.42

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(Dollars in thousands)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total

Balance at March 29, 2014	$49	$376	$(90,241)	$141,365	$(3,135)	$367,570	$415,984

Net income						16,932	16,932

Other comprehensive loss:
Pension liability adjustment (($99) pre-tax)					(62)		(62)

Cash dividends (1): Preferred						(99)	(99)
Common						(4,099)	(4,099)

Stock issuance costs				(14)			(14)

Tax benefit from exercise of stock options				337			337

Exercise of stock options				1,205			1,205

Stock-based compensation				755			755

Balance at June 28, 2014	$49	$376	$(90,241)	$143,648	$(3,197)	$380,304	$430,939

(1)	First quarter fiscal year 2015 dividend payment of $.13 per common share or common share equivalent paid on June 12, 2014.

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Quarter Ended
	Fiscal June
	2014	2013
	(Dollars in thousands) Increase (Decrease) in Cash
Cash flows from operating activities:
Net income	$16,932	$13,572

Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	8,217	7,587
Loss (gain) on disposal of assets	191	(344)
Stock-based compensation expense	755	793
Excess tax benefits from share-based payment arrangements	(42)	(93)
Net change in deferred income taxes	200	472
Change in operating assets and liabilities:
Trade receivables	(38)	(126)
Inventories	(970)	3,164
Other current assets	707	1,998
Other non-current assets	524	1,409
Trade payables	1,098	(267)
Accrued expenses	4,113	(866)
Federal and state income taxes payable	2,508	7,282
Other long-term liabilities	(232)	(573)
Long-term income taxes payable	143	(475)

Total adjustments	17,174	19,961

Net cash provided by operating activities	34,106	33,533

Cash flows from investing activities:
Capital expenditures	(8,974)	(7,445)
Acquisitions, net of cash acquired	(18,360)	—
Proceeds from the disposal of assets	38	37

Net cash used for investing activities	(27,296)	(7,408)

Cash flows from financing activities:
Proceeds from borrowings	75,412	61,772
Principal payments on long-term debt, capital leases and financing obligations	(78,127)	(86,889)
Exercise of stock options	1,205	2,408
Excess tax benefits from share-based payment arrangements	42	93
Dividends to shareholders	(4,198)	(3,531)

Net cash used for financing activities	(5,666)	(26,147)

Increase (decrease) in cash	1,144	(22)
Cash at beginning of period	1,205	1,463

Cash at end of period	$2,349	$1,441

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Condensed Consolidated Financial Statements

The consolidated balance sheets as of June 28, 2014 and March 29, 2014, the consolidated statements of comprehensive income and cash flows for the quarters ended June 28, 2014 and June 29, 2013 and the consolidated statement of changes in shareholders’ equity for the quarter ended June 28, 2014, include financial information for Monro Muffler Brake, Inc. and its wholly-owned subsidiary, Monro Service Corporation (collectively, “Monro”, “we”, “us”, “our”). These unaudited, condensed consolidated financial statements have been prepared by Monro. We believe all known adjustments (consisting of normal recurring accruals or adjustments) have been made to fairly state the financial position, results of operations and cash flows for the unaudited periods presented.

Interim results are not necessarily indicative of results for a full year. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The information included in this Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 29, 2014.

We report our results on a 52/53 week fiscal year with the fiscal year ending on the last Saturday in March of each year. The following are the dates represented by each fiscal period reported in these condensed financial statements:

“Quarter Ended Fiscal June 2014”	March 30, 2014 – June 28, 2014 (13 weeks)
“Quarter Ended Fiscal June 2013”	March 31, 2013 – June 29, 2013 (13 weeks)

Fiscal year 2015, ending March 28, 2015, is a 52 week year.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance for the reporting of discontinued operations. This guidance eliminates certain exceptions from reporting discontinued operations that exist under current guidance, and also requires several new disclosures about disposals that qualify as discontinued operations. This guidance is effective for fiscal years and interim periods within those years beginning on or after December 15, 2014, with early adoption permitted. The adoption of this guidance is not anticipated to have a material effect on Monro’s Consolidated Financial Statements.

In May 2014, the FASB issued new accounting guidance for the reporting of revenue from contracts with customers. This guidance provides guidelines a company will apply to determine the measurement of revenue and timing of when it is recognized. This guidance is effective for the first interim period within annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. We are currently evaluating the potential effect of the adoption of this guidance on our Consolidated Financial Statements.

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

Subsequent Event

We signed a definitive asset purchase agreement to complete the acquisition of 35 retail tire and automotive repair stores located in Florida from Hennelly Tire & Auto, Inc. on July 3, 2014. This transaction is expected to close during the second quarter of fiscal 2015. These stores will continue to operate under The Tire Choice name. The acquisition is expected to be financed through our existing credit facility.

Fiscal 2015

On June 15, 2014, we acquired ten and nine retail tire and automotive repair stores located in Michigan from Lentz U.S.A. Service Centers, Inc. and Kan Rock Tire Company, Inc., respectively. These stores operate under the Monro Brake & Tire name.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 13, 2014, we acquired two retail tire and automotive repair stores located in New Hampshire from Bald Tire & Auto, Inc. These stores were previously Tire Warehouse franchise locations and continue to operate under the Tire Warehouse name.

The fiscal 2015 acquisitions are not material to the Consolidated Financial Statements and supplemental pro forma information for the current or prior reporting periods has not been presented due to the impracticability of obtaining detailed, accurate or reliable data for the periods the acquired entities were not owned by Monro. These acquisitions were financed through our existing credit facility.

We continue to refine the valuation data and estimates related to road hazard warranty, intangible assets, real estate and real property leases for all fiscal 2015 and fiscal 2014 acquisitions, and expect to complete the valuations no later than the first anniversary date of the respective acquisition. We anticipate that adjustments will continue to be made to the fair values of identifiable assets acquired and liabilities assumed and those adjustments may or may not be material.

Note 3 – Earnings Per Share

Basic earnings per common share (“EPS”) amounts are computed by dividing income available to common shareholders, after deducting preferred stock dividends, by the average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalent securities outstanding.

The following is a reconciliation of basic and diluted EPS for the respective periods:

	Quarter Ended
	Fiscal June
	2014	2013
	(Dollars in thousands,
	except per share data)
Numerator for earnings per common share calculation:
Net Income	$16,932	$13,572
Preferred stock dividends	(99)	(84)

Income available to common stockholders	$16,833	$13,488

Denominator for earnings per common share calculation:
Weighted average common shares, basic	31,516	31,302
Effect of dilutive securities:
Preferred stock	760	760
Stock options	501	424

Weighted average number of common shares, diluted	32,777	32,486

Basic Earnings per common share:	$.53	$.43

Diluted Earnings per common share:	$.52	$.42

The computation of diluted EPS excludes the effect of the assumed exercise of approximately 57,000 and 176,000 stock options for the three months ended fiscal June 28, 2014 and June 29, 2013, respectively. Such amounts were excluded as the exercise prices of these stock options were greater than the average market value of our Common Stock for those periods, resulting in an anti-dilutive effect on diluted EPS.

Note 4 – Income Taxes

In the normal course of business, we provide for uncertain tax positions and the related interest and penalties, and adjust our unrecognized tax benefits and accrued interest and penalties accordingly. The total amounts of unrecognized tax benefits were $6.1 million and $5.9 million at June 28, 2014 and March 29, 2014, respectively, the majority of which, if recognized, would affect the effective tax rate. As of June 28, 2014, we had approximately $.3 million of interest and penalties accrued related to unrecognized tax benefits.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We are currently under audit by certain state tax jurisdictions for the fiscal 2011 and fiscal 2012 tax years. It is possible that the examination phase of the audits for these years may conclude in the next 12 months, and that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns may change from those recorded as liabilities for uncertain tax positions in our financial statements as of June 28, 2014. However, based on the status of the examinations, it is not possible to estimate the effect of any amount of such change to previously recorded uncertain tax positions.

We file U.S. federal income tax returns and income tax returns in various state jurisdictions. Our fiscal 2011 through fiscal 2013 U.S. federal tax years and various state tax years remain subject to income tax examinations by tax authorities.

Note 5 – Fair Value

Long-term debt, including current portion, had a carrying amount and a fair value of $105.6 million as of June 28, 2014, as compared to a carrying amount and a fair value of $106.5 million as of March 29, 2014. The fair value of long-term debt was estimated based on discounted cash flow analyses using either quoted market prices for the same or similar issues, or the current interest rates offered to Monro for debt with similar maturities.

Note 6 – Supplemental Disclosure of Cash Flow Information

The following represents non-cash investing and financing activities during the three months ended June 28, 2014.

In connection with the fiscal 2015 acquisitions, liabilities were assumed as follows:

Fair value of assets acquired	$10,169,000
Goodwill acquired	8,468,000
Cash paid, net of cash acquired	(18,395,000)

Liabilities assumed	$242,000

Note 7 – Cash Dividend

In May 2014, our Board of Directors declared its intention to pay a regular quarterly cash dividend during fiscal 2015 of $.13 per common share or common share equivalent to be paid beginning with the first quarter of fiscal 2015. However, the declaration of and any determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, compliance with charter and credit facility restrictions, and such other factors as the Board of Directors deems relevant.

Note 8 – Subsequent Events

On August 5, 2014, our Board of Directors declared a regular quarterly cash dividend of $.13 per common share or common share equivalent to be paid to shareholders of record as of August 18, 2014. The dividend will be paid on August 28, 2014.

See Note 2 for a discussion of acquisitions subsequent to June 28, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including (without limitation) statements made in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain statements of future expectations and other forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, the words “anticipates”, “believes”, “contemplates”, “see”, “could”, “estimate”, “appear”, “intend”, “plans” and variations thereof and similar expressions, are intended to identify forward-looking statements. Forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed. These factors include, but are not necessarily limited to, product demand, dependence on and competition within the primary markets in which Monro’s stores are located, the need for and costs associated with store renovations and other capital expenditures, the effect of economic conditions, the impact of competitive services and pricing, parts supply restraints or difficulties, industry regulation, risks relating to leverage and debt service (including sensitivity to fluctuations in interest rates), continued availability of capital resources and financing, disruption or unauthorized access to our computer systems, risks relating to protection of customer and employee personal data, risks relating to litigation, risks relating to integration of acquired businesses, including goodwill impairment and the risks set forth in our Annual Report on Form 10-K for the fiscal year ended March 29, 2014. Except as required by law, we do not undertake to update any forward-looking statement that may be made from time to time by us or on our behalf.

Results of Operations

The following table sets forth income statement data of Monro Muffler Brake, Inc. expressed as a percentage of sales for the fiscal periods indicated:

	Quarter Ended Fiscal June
	2014	2013
Sales	100.0%	100.0%

Cost of sales, including distribution and occupancy costs	58.6	61.7

Gross profit	41.4	38.3

Operating, selling, general and administrative expenses	27.9	27.1

Operating income	13.5	11.2

Interest expense - net	1.0	.9

Other income - net	—	—

Income before provision for income taxes	12.6	10.4

Provision for income taxes	4.8	3.8

Net income	7.8%	6.6%

First Quarter Ended June 28, 2014 Compared to First Quarter Ended June 29, 2013

Sales were $217.5 million for the quarter ended June 28, 2014 as compared with $206.2 million in the quarter ended June 29, 2013. The sales increase of $11.3 million or 5.5%, was partially due to a comparable store sales increase of .9%. Additionally, there was an increase of $11.2 million related to new stores, of which $9.9 million came from the fiscal 2014 and fiscal 2015 acquisitions. Partially offsetting this was a decrease in sales from closed stores amounting to $1.5 million. There were 90 selling days in the quarter ended June 28, 2014 and in the quarter ended June 29, 2013.

At June 28, 2014, we had 966 company-operated stores and one franchise location as compared with 935 company-operated stores and three franchise locations at June 29, 2013. (At March 29, 2014, we had 953 company-operated stores.) During the quarter ended June 28, 2014, we added 19 stores and closed six stores.

The ..9% improvement in comparable store sales resulted from an increase in sales across all product categories except tire sales. Comparable store traffic increased approximately 2% while average ticket decreased slightly as compared to the prior year first quarter. Due to continued weak economic conditions, we believe that consumers continue to defer service repairs and tire replacements, especially on higher ticket items.

The shock, front end, alignment and brake categories were up significantly, ranging from approximately 4% to 9% on a comparable store basis. We believe these increases were primarily due to the impact from this past winter’s harsh conditions. Additionally, the exhaust category was up approximately 1% and the service category increased slightly on a comparable store basis. The tire category declined approximately 3% on a comparable store basis as consumers continued to trade down from higher cost tires. However, tire unit sales increased approximately 1%.

Gross profit for the quarter ended June 28, 2014 was $90.0 million or 41.4% of sales as compared with $78.9 million or 38.3% of sales for the quarter ended June 29, 2013. The increase in gross profit for the quarter ended June 28, 2014, as a percentage of sales, is due to material costs, including outside purchases, which decreased as a percentage of sales as compared to the prior year. This was largely due to a shift in mix of tires sold to lower cost direct import tires, which carry a higher margin. Partially offsetting this decrease was a slight increase in labor costs as a percentage of sales.

Operating expenses for the quarter ended June 28, 2014 were $60.6 million or 27.9% of sales as compared with $55.8 million or 27.1% of sales for the quarter ended June 29, 2013.

Approximately $2.7 million of the increase in operating expenses were directly attributable to increased expenses such as manager pay, advertising and supplies related to a full quarter of expenses for the fiscal 2014 new stores and a partial quarter of expenses for the fiscal 2015 new stores. As a percentage of sales, operating expenses increased due to various factors including increases in utilities, insurance, loss on disposal of assets and due diligence costs related to the fiscal 2015 acquisitions.

Operating income for the quarter ended June 28, 2014 of approximately $29.4 million increased by 27.3% as compared to operating income of approximately $23.1 million for the quarter ended June 29, 2013, and increased as a percentage of sales from 11.2% to 13.5% for the reasons described above.

Net interest expense for the quarter ended June 28, 2014 increased by approximately $.3 million as compared to the same period in the prior year, and increased from .9% to 1.0% as a percentage of sales for the same periods. The weighted average debt outstanding for the quarter ended June 28, 2014 decreased by approximately $27 million as compared to the quarter ended June 29, 2013. This decrease is primarily related to a decrease in debt outstanding under our Revolving Credit Facility agreement, as well as a decrease in capital lease debt. This was offset by an increase in the weighted average interest rate of approximately 130 basis points from the prior year primarily due to purchase accounting for the fiscal 2013 acquisitions which artificially lowered interest expense in the first quarter of fiscal 2014.

Our effective tax rate for the quarter ended June 28, 2014 and June 29, 2013 was 38.1% and 36.4%, respectively, of pre-tax income. The increase in the rate was due to a variety of factors, none of which was individually significant. However, the difference in the tax rate lowered earnings per share for the fiscal 2015 first quarter by approximately $.01 per share.

Net income for the quarter ended June 28, 2014 increased by $3.3 million, or 24.8%, from $13.6 million for the quarter ended June 29, 2013 to $16.9 million and earnings per diluted share increased by 23.8% from $.42 to $.52 due to the factors discussed above.

Capital Resources and Liquidity

Capital Resources

Our primary capital requirements in fiscal 2015 are the upgrading of facilities and systems and the funding of our store expansion program, including potential acquisitions of existing store chains. For the three months ended June 28, 2014, we spent approximately $27.3 million on these items. Capital requirements were met primarily by cash flow from operations and from our revolving credit facility.

In May 2014, our Board of Directors declared its intention to pay a regular quarterly cash dividend of $.13 per common share or common share equivalent beginning with the first quarter of fiscal 2015. We paid dividends of $4.2 million during the three months ended June 28, 2014. However, the declaration of and any determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on Monro’s financial condition, results of operations, capital requirements, compliance with charter and credit facility restrictions, and such other factors as the Board of Directors deems relevant.

Additionally, we have signed a definitive asset purchase agreement to acquire 35 retail tire and automotive repair stores from Hennelly Tire & Auto, Inc. This transaction is expected to close prior to the end of the second quarter of fiscal 2015. The acquisition is expected to be financed through our existing bank facility.

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

In December 2012, the Credit Facility was amended to include the following: the committed sum was increased by $75 million to $250 million; the term was extended for another one and a half years, such that the Facility now expires in December 2017; and the $75 million accordion feature was maintained. There were no other changes in terms including those related to covenants or interest rates. There are now six banks participating in the syndication. There was $104.9 million outstanding under the Credit Facility at June 28, 2014.

Within the Credit Facility, we have a sub-facility of $40 million available for the purpose of issuing standby letters of credit. There was an outstanding letter of credit for $23.7 million at June 28, 2014.

The net availability under the Credit Facility at June 28, 2014 was $121.4 million.

Specific terms of the Credit Facility permit the payment of cash dividends not to exceed 50% of the prior year’s net income, and permit mortgages and specific lease financing arrangements with other parties with certain limitations. Additionally, the Credit Facility is not secured by our real property, although we have agreed not to encumber our real property, with certain permissible exceptions. The agreement also requires the maintenance of specified interest and rent coverage ratios. We were in compliance with all debt covenants at June 28, 2014.

We have financed certain store properties and equipment with capital leases/financing obligations, which amounted to $86 million at June 28, 2014 and are due in installments through 2042.

Recent Accounting Pronouncements

In April 2014, the FASB issued new accounting guidance for the reporting of discontinued operations. This guidance eliminates certain exceptions from reporting discontinued operations that exist under current guidance, and also requires several new disclosures about disposals that qualify as discontinued operations. This guidance is effective for fiscal years and interim periods within those years beginning on or after December 15, 2014, with early adoption permitted. The adoption of this guidance is not anticipated to have a material effect on Monro’s Consolidated Financial Statements.

In May 2014, the FASB issued new accounting guidance for the reporting of revenue from contracts with customers. This guidance provides guidelines a company will apply to determine the measurement of revenue and timing of when it is recognized. This guidance is effective for the first interim period within annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. We are currently evaluating the potential effect of the adoption of this guidance on our Consolidated Financial Statements.

Other recent authoritative guidance issued by the FASB (including technical corrections to the Accounting Standards Codification) and the Securities and Exchange Commission did not, or are not expected to have a material effect on Monro’s Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from potential changes in interest rates. At June 28, 2014 and March 29, 2014, approximately .6% of our debt financing, excluding capital leases and financing obligations, was at fixed interest rates and therefore, the fair value is affected by changes in market interest rates. Our cash flow exposure on floating rate debt would result in annual interest expense fluctuations of approximately $1.0 million based upon our debt position at June 28, 2014 and $1.1 million for the fiscal year ended March 29, 2014, given a 1% change in LIBOR.

Debt financing, including current portion, had a carrying amount and a fair value of $105.6 million as of June 28, 2014, as compared to a carrying amount and a fair value of $106.5 million as of March  29, 2014.

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

Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended June 28, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MONRO MUFFLER BRAKE, INC.

DATE: August 7, 2014	By:	/s/ John W. Van Heel
John W. Van Heel
Chief Executive Officer and President

DATE: August 7, 2014	By:	/s/ Catherine D’Amico
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