Form 10-Q
period 2014-09-27
MONRO MUFFLER BRAKE INC
filed 2014-11-06
CIK 876427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2014

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

As of October 24, 2014, 31,575,114 shares of the registrant’s common stock, par value $ .01 per share, were outstanding.

MONRO MUFFLER BRAKE, INC.

MONRO MUFFLER BRAKE, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 27, 2014	March 29, 2014
	(Dollars in thousands)
Assets
Current assets:
Cash and equivalents	$7,763	$1,205
Trade receivables	3,153	2,728
Federal and state income taxes receivable	—	2,171
Inventories	142,775	124,920
Deferred income tax assets	13,971	13,710
Other current assets	30,153	23,382

Total current assets	197,815	168,116

Property, plant and equipment	569,862	531,505
Less - Accumulated depreciation and amortization	(259,214)	(249,622)

Net property, plant and equipment	310,648	281,883
Goodwill	334,649	270,039
Intangible assets	35,012	29,371
Other non-current assets	11,031	10,547
Long-term deferred income tax assets	14,936	—

Total assets	$904,091	$759,956

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt, capital leases and financing obligations	$9,302	$7,552
Trade payables	70,968	53,321
Federal and state income taxes payable	1,677	—
Accrued payroll, payroll taxes and other payroll benefits	19,071	20,206
Accrued insurance	33,750	32,353
Warranty reserves	10,205	9,557
Other current liabilities	13,434	13,752

Total current liabilities	158,407	136,741
Long-term capital leases and financing obligations	128,283	81,199
Long-term debt	151,017	105,841
Accrued rent expense	5,441	5,700
Other long-term liabilities	12,476	11,558
Deferred income tax liabilities	—	140
Long-term income taxes payable	3,129	2,793

Total liabilities	458,753	343,972

Commitments
Shareholders’ equity:
Class C Convertible Preferred Stock, $1.50 par value, $.064 conversion value, 150,000 shares authorized; 32,500 shares issued and outstanding	49	49
Common Stock, $.01 par value, 65,000,000 shares authorized; 37,649,070 and 37,567,902 shares issued at September 27, 2014 and March 29, 2014, respectively	376	376
Treasury Stock, 6,076,951 shares at cost	(90,241)	(90,241)
Additional paid-in capital	145,980	141,365
Accumulated other comprehensive loss	(3,258)	(3,135)
Retained earnings	392,432	367,570

Total shareholders’ equity	445,338	415,984

Total liabilities and shareholders’ equity	$904,091	$759,956

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Quarter Ended Fiscal September		Six Months Ended Fiscal September
	2014	2013	2014	2013
	(Dollars in thousands, except per share data)
Sales	$221,299	$205,321	$438,806	$411,492
Cost of sales, including distribution and occupancy costs	131,827	123,573	259,311	250,866

Gross profit	89,472	81,748	179,495	160,626
Operating, selling, general and administrative expenses	60,545	57,837	121,158	113,607

Operating income	28,927	23,911	58,337	47,019
Interest expense, net of interest income	2,772	2,048	4,908	3,858
Other income, net	(227)	(179)	(305)	(231)

Income before provision for income taxes	26,382	22,042	53,734	43,392
Provision for income taxes	10,052	8,392	20,472	16,171

Net income	16,330	13,650	33,262	27,221
Other comprehensive loss, net of tax:
Changes in pension, net of tax benefit	(62)	(177)	(123)	(177)

Comprehensive income	$16,268	$13,473	$33,139	$27,044

Earnings per share:
Basic	$.51	$.43	$1.05	$.86

Diluted	$.50	$.42	$1.01	$.84

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(Dollars in thousands)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss (2)	Retained Earnings	Total

Balance at March 29, 2014	$49	$376	$(90,241)	$141,365	$(3,135)	$367,570	$415,984

Net income						33,262	33,262

Other comprehensive loss:
Pension liability adjustment (($198) pre-tax)					(123)		(123)

Cash dividends (1): Preferred						(198)	(198)
Common						(8,202)	(8,202)

Stock issuance costs				(14)			(14)

Tax benefit from exercise of stock options				546			546

Exercise of stock options				1,783			1,783

Stock-based compensation				2,300			2,300

Balance at September 27, 2014	$49	$376	$(90,241)	$145,980	$(3,258)	$392,432	$445,338

(1)	Represents first and second quarter fiscal year 2015 dividend payment of $.13 per common share or common share equivalent paid each quarter on June 12, 2014 and August 28, 2014, respectively.

(2)	The balance relates to the pension liability.

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended Fiscal September
	2014	2013
	(Dollars in thousands) Increase (Decrease) in Cash
Cash flows from operating activities:
Net income	$33,262	$27,221

Adjustments to reconcile net income to net cash provided by operating activities –
Depreciation and amortization	17,074	15,331
Loss (gain) on disposal of assets	354	(121)
Stock-based compensation expense	2,300	2,253
Excess tax benefits from share-based payment arrangements	(49)	(97)
Net change in deferred income taxes	542	907
Change in operating assets and liabilities:
Trade receivables	(420)	(257)
Inventories	(13,506)	(2,426)
Other current assets	(6,331)	(312)
Other non-current assets	95	816
Trade payables	17,647	(1,301)
Accrued expenses	1,415	2,675
Federal and state income taxes payable	2,717	2,726
Other long-term liabilities	(760)	(118)
Long-term income taxes payable	336	(377)

Total adjustments	21,414	19,699

Net cash provided by operating activities	54,676	46,920

Cash flows from investing activities:
Capital expenditures	(18,720)	(13,913)
Acquisitions, net of cash acquired	(64,157)	(17,013)
Proceeds from the disposal of assets	172	74

Net cash used for investing activities	(82,705)	(30,852)

Cash flows from financing activities:
Proceeds from borrowings	194,150	168,099
Principal payments on long-term debt, capital leases and financing obligations	(152,995)	(179,411)
Exercise of stock options	1,783	2,818
Excess tax benefits from share-based payment arrangements	49	97
Dividends to shareholders	(8,400)	(7,067)

Net cash provided by (used for) financing activities	34,587	(15,464)

Increase in cash	6,558	604
Cash at beginning of period	1,205	1,463

Cash at end of period	$7,763	$2,067

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Condensed Consolidated Financial Statements

The consolidated balance sheets as of September 27, 2014 and March 29, 2014, the consolidated statements of comprehensive income for the quarters and six months ended September 27, 2014 and September 28, 2013, the consolidated statement of changes in shareholders’ equity for the six months ended September 27, 2014, and the consolidated statements of cash flows for the six months ended September 27, 2014 and September 28, 2013, include financial information for Monro Muffler Brake, Inc. and its wholly-owned subsidiary, Monro Service Corporation (collectively, “Monro”, “we”, “us”, “our”). These unaudited, condensed consolidated financial statements have been prepared by Monro. We believe all known adjustments (consisting of normal recurring accruals or adjustments) have been made to fairly state the financial position, results of operations and cash flows for the unaudited periods presented.

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

We report our results on a 52/53 week fiscal year with the fiscal year ending on the last Saturday in March of each year. The following are the dates represented by each fiscal period reported in these condensed financial statements:

“Quarter Ended Fiscal September 2014”	June 29, 2014 – September 27, 2014 (13 weeks)
“Quarter Ended Fiscal September 2013”	June 30, 2013 – September 28, 2013 (13 weeks)
“Six Months Ended Fiscal September 2014”	March 30, 2014 – September 27, 2014 (26 weeks)
“Six Months Ended Fiscal September 2013”	March 31, 2013 – September 28, 2013 (26 weeks)

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

Note 2 – Acquisitions

Acquisitions are strategic moves in our plan designed, among other things, to fill in and expand our presence in existing and contiguous markets, and leverage fixed operating costs such as distribution and advertising.

Subsequent Event

On September 28, 2014, we acquired nine retail tire and automotive repair stores located in Georgia from Wood & Fullerton Stores, LLC. These stores operate under the Mr. Tire name. The acquisition was financed through our existing credit facility.

Fiscal 2015

On August 8, 2014, we acquired 35 retail tire and automotive repair stores located in Florida from Hennelly Tire & Auto, Inc. These stores operate under The Tire Choice name. The acquisition was financed through our existing credit facility.

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

The acquisitions resulted in goodwill related to, among other things, growth opportunities and unidentifiable intangible assets. All of the goodwill is expected to be deductible for tax purposes. We have recorded finite-lived intangible assets at their estimated fair value related to trade names, customer relationships and favorable leases.

In accordance with accounting guidance on business combinations, we expensed all costs related to the acquisitions in the six months ended September 27, 2014. The total costs related to the acquisitions were $.3 million and $.7 million for the three and six months ended September 27, 2014, respectively. These costs are included in the Consolidated Statements of Comprehensive Income primarily under operating, selling, general and administrative expenses.

The purchase price of the acquisitions has been preliminarily allocated to the net tangible and intangible assets acquired, with the remainder recorded as goodwill on the basis of estimated fair values, as follows:

As of September 27, 2014
(Dollars in thousands)
Inventories	$4,384
Other current assets	437
Property, plant and equipment	24,588
Intangible assets	7,755
Long-term deferred income tax assets	15,167
Other non-current assets	17

Total assets acquired	52,348
Warranty reserves	702
Other current liabilities	2,468
Long-term capital leases and financing obligations	48,064
Other long-term liabilities	1,122

Total liabilities assumed	52,356

Total net identifiable assets acquired	$(8)

Total consideration transferred	$64,192
Less: total net identifiable assets acquired	(8)

Goodwill	$64,200

The following are the intangible assets acquired and their respective fair values and weighted average useful lives:

	Dollars in thousands	As of Acquisition Date Weighted Average Useful Life
Trade names	$3,548	14 years
Customer relationships	2,612	7 years
Favorable leases	1,595	17 years

Total	$7,755	12 years

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales for the fiscal 2015 acquired entities for the three and six months ended September 27, 2014 totaled $9.7 million and $10.6 million, respectively, for the period from acquisition date through September 27, 2014.

Supplemental pro forma information for the current or prior reporting periods has not been presented due to the impracticability of obtaining detailed, accurate or reliable data for the periods the acquired entities were not owned by Monro.

Fiscal 2014

As part of the acquisition process, we finalized the purchase accounting for the following fiscal 2014 acquisitions during the second quarter of fiscal 2015:

Curry’s Automotive Group, involving ten retail tire and automotive repair stores located in the Washington D.C. metropolitan area, which were acquired on August 18, 2013, and

Mitchell Tire Service, involving one retail tire and automotive repair store located in New Jersey which were acquired on August 11, 2013.

The resulting adjustments were not material to the Consolidated Financial Statements.

The aggregated fiscal 2014 acquisitions are not material to the Consolidated Financial Statements. Additionally, supplemental pro forma information for the current or prior reporting periods has not been presented due to the impracticability of obtaining detailed, accurate or reliable data for the periods the acquired entity was not owned by Monro.

We continue to refine the valuation data and estimates primarily related to road hazard warranty, intangible assets, real estate and real property leases for all other fiscal 2014 acquisitions and all fiscal 2015 acquisitions, and expect to complete the valuations no later than the first anniversary date of the respective acquisition. We anticipate that adjustments will continue to be made to the fair values of identifiable assets acquired and liabilities assumed and those adjustments may or may not be material.

Note 3 – Earnings Per Share

Basic earnings per common share (“EPS”) amounts are computed by dividing income available to common shareholders, after deducting preferred stock dividends, by the average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalent securities outstanding.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of basic and diluted EPS for the respective periods:

	Quarter Ended		Six Months Ended
	Fiscal September		Fiscal September
	2014	2013	2014	2013
	(Dollars in thousands, except per share data)
Numerator for earnings per common share calculation:
Net Income	$16,330	$13,650	$33,262	$27,221
Preferred stock dividends	(99)	(83)	(198)	(167)

Income available to common stockholders	$16,231	$13,567	$33,064	$27,054

Denominator for earnings per common share calculation:
Weighted average common shares, basic	31,561	31,390	31,539	31,346
Effect of dilutive securities:
Preferred stock	760	760	760	760
Stock options	457	403	484	417

Weighted average common shares, diluted	32,778	32,553	32,783	32,523

Basic earnings per common share:	$.51	$.43	$1.05	$.86

Diluted earnings per common share:	$.50	$.42	$1.01	$.84

The computation of diluted EPS excludes the effect of the assumed exercise of approximately 126,000 and 125,000 stock options for the three and six months ended fiscal September 27, 2014, respectively, and 95,000 and 149,000 for the three and six months ended September 28, 2013, respectively. Such amounts were excluded as the exercise prices of these stock options were greater than the average market value of our Common Stock for those periods, resulting in an anti-dilutive effect on diluted EPS.

Note 4 – Income Taxes

In the normal course of business, we provide for uncertain tax positions and the related interest and penalties, and adjust our unrecognized tax benefits and accrued interest and penalties accordingly. The total amounts of unrecognized tax benefits were $6.2 million and $5.9 million at September 27, 2014 and March 29, 2014, respectively, the majority of which, if recognized, would affect the effective tax rate. As of September 27, 2014, we had approximately $.3 million of interest and penalties accrued related to unrecognized tax benefits.

We file U.S. federal income tax returns and income tax returns in various state jurisdictions. Our fiscal 2011 through fiscal 2013 U.S. federal tax years and various state tax years remain subject to income tax examinations by tax authorities.

Note 5 – Fair Value

Long-term debt, including current portion, had a carrying amount and a fair value of $151.7 million as of September 27, 2014, as compared to a carrying amount and a fair value of $106.5 million as of March 29, 2014. The fair value of long-term debt was estimated based on discounted cash flow analyses using either quoted market prices for the same or similar issues, or the current interest rates offered to Monro for debt with similar maturities.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Supplemental Disclosure of Cash Flow Information

The following represents non-cash investing and financing activities during the periods indicated:

Six Months Ended September 27, 2014:

In connection with the fiscal 2015 acquisitions, liabilities were assumed as follows:

Fair value of assets acquired	$52,348,000
Goodwill acquired	64,200,000
Cash paid, net of cash acquired	(64,192,000)

Liabilities assumed	$52,356,000

Six Months Ended September 28, 2013:

In connection with the fiscal 2014 acquisitions, liabilities were assumed as follows:

Fair value of assets acquired	$6,511,000
Goodwill acquired	14,577,000
Gain on bargain purchase	(217,000)
Cash paid, net of cash acquired	(17,015,000)

Liabilities assumed	$3,856,000

These amounts reflect final purchase accounting adjustments for the fiscal 2014 acquisitions. (See Note 2).

Purchase accounting adjustments related to the fiscal 2014 acquisitions increased goodwill by $.4 million in fiscal 2015.

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

Note 8 – Subsequent Events

See Note 2 for a discussion of an acquisition we completed subsequent to September 27, 2014.

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

Results of Operations

The following table sets forth income statement data of Monro Muffler Brake, Inc. expressed as a percentage of sales for the fiscal periods indicated:

	Quarter Ended Fiscal September		Six Months Ended Fiscal September
	2014	2013	2014	2013
Sales	100.0%	100.0%	100.0%	100.0%

Cost of sales, including distribution and occupancy costs	59.6	60.2	59.1	61.0

Gross profit	40.4	39.8	40.9	39.0

Operating, selling, general and administrative expenses	27.4	28.2	27.6	27.6

Operating income	13.1	11.6	13.3	11.4

Interest expense - net	1.3	1.0	1.1	0.9

Other income - net	(0.1)	(0.1)	(0.1)	(0.1)

Income before provision for income taxes	11.9	10.7	12.2	10.5

Provision for income taxes	4.5	4.1	4.7	3.9

Net income	7.4%	6.6%	7.6%	6.6%

Second Quarter and Six Months Ended September 27, 2014 Compared to Second Quarter and Six Months Ended September 28, 2013

Sales were $221.3 million for the quarter ended September 27, 2014 as compared with $205.3 million for the quarter ended September 28, 2013. The sales increase of $16.0 million or 7.8%, was due primarily to an increase of $18.9 million related to new stores, of which $16.5 million came from the fiscal 2014 and fiscal 2015 acquisitions. Partially offsetting this was a decrease in comparable store sales of 2%. Additionally, there was a decrease in sales from closed stores amounting to $1.8 million. There were 91 selling days in both the quarters ended September 27, 2014 and September 28, 2013.

During the quarter ended September 27, 2014, we completed the bulk sale of approximately $2.9 million of slower moving inventory to a barter company in exchange for barter credits. There was no similar transaction in the second quarter of fiscal 2014 or the first quarter of fiscal 2015.

Sales were $438.8 million for the six months ended September 27, 2014 as compared with $411.5 million for the six months ended September 28, 2013. The sales increase of $27.3 million or 6.6%, was due to an increase of $30.1 million related to new stores. This was partially offset by a decrease in comparable store sales of .6% and a decrease in sales from closed stores amounting to $3.3 million. There were 181 selling days in the first six months of fiscal 2015 and fiscal 2014.

At September 27, 2014, we had 1,003 company-operated stores and one franchise location as compared with 940 company-operated stores and three franchise locations at September 28, 2013. During the quarter ended September 27, 2014, we added 42 stores and closed five stores. Year-to-date, we have added 61 stores and closed 11 stores.

We believe that the decline in comparable store sales resulted mainly from the continued weak economic conditions as consumers continued to defer repairs to their vehicles. Comparable store tire, shocks, and exhaust sales, as well as maintenance services declined in the second quarter of fiscal 2015. However, other service categories, including brakes, alignments and oil changes, increased on a comparable store basis as compared to the prior year, demonstrating that needed repairs cannot be deferred indefinitely.

Gross profit for the quarter ended September 27, 2014 was $89.5 million or 40.4% of sales as compared with $81.7 million or 39.8% of sales for the quarter ended September 28, 2013. The increase in gross profit for the quarter ended September 27, 2014, as a percentage of sales, is due to several factors, as discussed below.

Total material costs, including outside purchases, decreased as a percentage of sales as compared to the prior year. This was largely due to a shift in mix of tires sold to lower cost direct import tires, which carry a higher margin.

Labor costs were relatively flat as a percentage of sales as compared to the prior year through focused payroll control.

Partially offsetting these decreases was an increase in distribution and occupancy costs as a percentage of sales from the prior year related primarily to increased warehouse and distribution costs. These resulted from increased frequency of delivery to our service stores, and some additional warehousing for higher inventory levels. Additionally, we completed the bulk sale of approximately $2.9 million of slower moving inventory to a barter company in exchange for barter credits during the quarter ended September 27, 2014, and the margin recognized in these transactions is typically less than our normal profit margin. The barter transaction for the quarter ended September 27, 2014 decreased gross profit as a percentage of sales by .3%.

Additionally, excluding the new stores opened in fiscal 2014 and fiscal 2015, gross profit actually improved by 130 basis points as compared to the second quarter of last year.

Gross profit for the six months ended September 27, 2014 was $179.5 million or 40.9% of sales as compared with $160.6 million or 39.0% of sales for the six months ended September 28, 2013. The year-to-date increase in gross profit as a percent of sales is largely due to decreased material costs as described above.

Operating expenses for the quarter ended September 27, 2014 were $60.5 million or 27.4% of sales as compared with $57.8 million or 28.2% of sales for the quarter ended September 28, 2013. Excluding the increase in operating expenses related to new stores opened in fiscal 2014 and fiscal 2015 and the increase in due diligence costs, operating expenses actually decreased by approximately $2.0 million as compared to the same quarter as last year. This demonstrates that we experienced leverage in this line through focused cost control on lower comparable sales, as well as pay plans that adjust for performance.

For the six months ended September 27, 2014, operating expenses increased by $7.6 million to $121.2 million from the comparable period of the prior year and remained flat at 27.6% of sales. Accounting for the increase were $7.3 million of operating expenses related to new stores opened in fiscal 2014 and fiscal 2015, as well as an increase of $.6 million of due diligence costs compared to the first six months of the prior year.

Operating income for the quarter ended September 27, 2014 of approximately $28.9 million increased by 21.0% as compared to operating income of approximately $23.9 million for the quarter ended September 28, 2013, and increased as a percentage of sales from 11.6% to 13.1% for the reasons described above.

Operating income for the six months ended September 27, 2014 of approximately $58.3 million increased by 24.1% as compared to operating income of approximately $47.0 million for the six months ended September 28, 2013, and increased as a percentage of sales from 11.4% to 13.3% for the reasons described above.

Net interest expense for the quarter ended September 27, 2014 increased by approximately $.7 million as compared to the same period in the prior year, and increased from 1.0% to 1.3% as a percentage of sales for the same periods. The weighted average debt outstanding for the quarter ended September 27, 2014 increased by approximately $39 million as compared to the quarter ended September 28, 2013. This increase is primarily related to an increase in debt outstanding under our Revolving Credit Facility agreement for the purchase of our fiscal 2014 and fiscal 2015 acquisitions, as well as an increase in capital lease debt recorded in connection with these acquisitions. There was an increase in the weighted average interest rate of approximately 60 basis points from the prior year primarily due to purchase accounting adjustments for recent acquisitions in both the current and prior year second quarter, which artificially impacted interest expense for the comparative quarters. Without these adjustments, the weighted average interest rate was relatively flat between the second quarters of both years.

Net interest expense for the six months ended September 27, 2014 increased by approximately $1.1 million as compared to the same period in the prior year, and increased from .9% to 1.1% as a percentage of sales for the same periods. Weighted average debt increased by approximately $6 million and the weighted average interest rate increased by approximately 90 basis points as compared to the same period of the prior year. Without the aforementioned purchase accounting adjustments, the weighted average interest rate increased by approximately 30 basis points as compared to the first six months of last year.

The effective tax rate for the quarter ended September 27, 2014 and September 28, 2013 remained flat at 38.1% of pre-tax income.

The effective tax rate for the six months ended September 27, 2014 and September 28, 2013 was 38.1% and 37.3%, respectively, of pre-tax income.

Net income for the quarter ended September 27, 2014 of $16.3 million increased 19.6% from net income for the quarter ended September 28, 2013. Earnings per share on a diluted basis for the quarter ended September 27, 2014 of $.50 increased 19.0%.

For the six months ended September 27, 2014, net income of $33.3 million increased 22.2% and diluted earnings per share of $1.01 increased 20.2%.

Capital Resources and Liquidity

Capital Resources

Our primary capital requirements in fiscal 2015 are the upgrading of facilities and systems and the funding of our store expansion program, including potential acquisitions of existing store chains. For the six months ended September 27, 2014, we spent approximately $82.9 million on these items. Capital requirements were met primarily by cash flow from operations and from our revolving credit facility.

In May 2014, our Board of Directors declared its intention to pay a regular quarterly cash dividend of $.13 per common share or common share equivalent beginning with the first quarter of fiscal year 2015. We paid dividends of $8.4 million during the six months ended September 27, 2014. However, the declaration of and any determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on Monro’s financial condition, results of operations, capital requirements, compliance with charter and credit facility restrictions, and such other factors as the Board of Directors deems relevant.

On September 28, 2014, we acquired nine retail tire and automotive repair stores in Georgia. This acquisition was financed through our existing credit facility.

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

In December 2012, the Credit Facility was amended to include the following: the committed sum was increased by $75 million to $250 million; the term was extended for another one and a half years, such that the Facility now expires in December 2017; and the $75 million accordion feature was maintained. There were no other changes in terms including those related to covenants or interest rates. There are now six banks participating in the syndication. There was $151.0 million outstanding under the Credit Facility at September 27, 2014.

Within the Credit Facility, we have a sub-facility of $40 million available for the purpose of issuing standby letters of credit. There was an outstanding letter of credit for $23.7 million at September 27, 2014.

The net availability under the Credit Facility at September 27, 2014 was $75.3 million.

Specific terms of the Credit Facility permit the payment of cash dividends not to exceed 50% of the prior year’s net income, and permit mortgages and specific lease financing arrangements with other parties with certain limitations. Additionally, the Credit Facility is not secured by our real property, although we have agreed not to encumber our real property, with certain permissible exceptions. The agreement also requires the maintenance of specified interest and rent coverage ratios. We were in compliance with all debt covenants at September 27, 2014.

We have financed certain store properties and equipment with capital leases/financing obligations, which amounted to $136.9 million at September 27, 2014 and are due in installments through 2042.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from potential changes in interest rates. At September 27, 2014 and March 29, 2014, approximately .4% and .6%, respectively, of our debt financing, excluding capital leases and financing obligations, was at fixed interest rates and therefore, the fair value is affected by changes in market interest rates. Our cash flow exposure on floating rate debt would result in annual interest expense fluctuations of approximately $1.5 million based upon our debt position at September 27, 2014 and $1.1 million for the fiscal year ended March 29, 2014, given a 1% change in LIBOR.

Debt financing, including current portion, had a carrying amount and a fair value of $151.7 million as of September 27, 2014, as compared to a carrying amount and a fair value of $106.5 million as of March 29, 2014.

Item 4. Controls and Procedures

Conclusion regarding the effectiveness of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that we file or furnish to the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended September 27, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MONRO MUFFLER BRAKE, INC.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party or subject to any legal proceedings other than certain claims and lawsuits that arise in the normal course of our business. We do not believe that such claims or lawsuits, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

Item 5. Other Information

Effective October 2014, the salary of Robert G. Gross, our Executive Chairman, was reduced by $60,000. Such voluntary salary reduction was implemented at the direction of Mr. Gross, who requested that we use the funds made available by such reduction to provide assistance to Monro employees facing financial hardships. No other changes to Mr. Gross’ compensation were made. Mr. Gross’ new annual salary of $360,000 was effective beginning October 1, 2014.

Item 6. Exhibits

Exhibits

10.68 – Employment Agreement by and between Monro Muffler Brake, Inc. and Catherine D’Amico, dated August 27, 2014, incorporated by reference to exhibit 99.1 to the Current Report on Form 8-K filed on August 29, 2014.

31.1 – Certification of John W. Van Heel pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2 – Certification of Catherine D’Amico pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

32.1 – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

101.CAL – XBRL Taxonomy Extension Calculation Linkbase

101.INS – XBRL Instance Document

101.LAB – XBRL Taxonomy Extension Label Linkbase

101.PRE – XBRL Taxonomy Extension Presentation Linkbase

101.SCH – XBRL Taxonomy Extension Schema Linkbase

101.DEF – XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONRO MUFFLER BRAKE, INC.

DATE: November 6, 2014	By:	/s/ John W. Van Heel
John W. Van Heel
Chief Executive Officer and President

DATE: November 6, 2014	By:	/s/ Catherine D’Amico
Catherine D’Amico
Executive Vice President – Finance, Treasurer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Page No.

31.1	Certification of John W. Van Heel pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	19

31.2	Certification of Catherine D’Amico pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	20

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	21

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.INS	XBRL Instance Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.SCH	XBRL Taxonomy Extension Schema Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase