Form 10-Q
period 2014-12-27
MONRO MUFFLER BRAKE INC
filed 2015-02-05
CIK 876427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2014

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

As of January 23, 2015, 31,660,756 shares of the registrant’s common stock, par value $ .01 per share, were outstanding.

MONRO MUFFLER BRAKE, INC.

MONRO MUFFLER BRAKE, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 27, 2014	March 29, 2014
	(Dollars in thousands)
Assets
Current assets:
Cash and equivalents	$4,622	$1,205
Trade receivables	3,218	2,728
Federal and state income taxes receivable	—	2,171
Inventories	136,436	124,920
Deferred income tax assets	14,131	13,710
Other current assets	26,187	23,382

Total current assets	184,594	168,116

Property, plant and equipment	580,541	531,505
Less - Accumulated depreciation and amortization	(263,709)	(249,622)

Net property, plant and equipment	316,832	281,883
Goodwill	345,743	270,039
Intangible assets	35,342	29,371
Other non-current assets	12,608	10,547
Long-term deferred income tax assets	14,172	—

Total assets	$909,291	$759,956

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt, capital leases and financing obligations	$8,596	$7,552
Trade payables	67,581	53,321
Federal and state income taxes payable	4,875	—
Accrued payroll, payroll taxes and other payroll benefits	15,678	20,206
Accrued insurance	33,966	32,353
Warranty reserves	10,438	9,557
Other current liabilities	14,238	13,752

Total current liabilities	155,372	136,741
Long-term capital leases and financing obligations	127,748	81,199
Long-term debt	146,549	105,841
Accrued rent expense	5,360	5,700
Other long-term liabilities	12,626	11,558
Deferred income tax liabilities	—	140
Long-term income taxes payable	3,256	2,793

Total liabilities	450,911	343,972

Commitments
Shareholders’ equity:
Class C Convertible Preferred Stock, $1.50 par value, $.064 conversion value, 150,000 shares authorized; 32,500 shares issued and outstanding	49	49
Common Stock, $.01 par value, 65,000,000 shares authorized; 37,794,539 and 37,567,902 shares issued at December 27, 2014 and March 29, 2014, respectively	378	376
Treasury Stock, 6,169,453 and 6,076,951 shares at December 27, 2014 and March 29, 2014, respectively, at cost	(95,009)	(90,241)
Additional paid-in capital	152,074	141,365
Accumulated other comprehensive loss	(3,320)	(3,135)
Retained earnings	404,208	367,570

Total shareholders’ equity	458,380	415,984

Total liabilities and shareholders’ equity	$909,291	$759,956

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Quarter Ended Fiscal December		Nine Months Ended Fiscal December
	2014	2013	2014	2013
	(Dollars in thousands, except per share data)
Sales	$236,553	$216,695	$675,358	$628,188
Cost of sales, including distribution and occupancy costs	146,357	134,371	405,667	385,238

Gross profit	90,196	82,324	269,691	242,950
Operating, selling, general and administrative expenses	62,237	55,398	183,395	169,005

Operating income	27,959	26,926	86,296	73,945
Interest expense, net of interest income	2,929	3,216	7,837	7,074
Other income, net	(506)	(352)	(811)	(583)

Income before provision for income taxes	25,536	24,062	79,270	67,454
Provision for income taxes	9,550	8,733	30,022	24,904

Net income	15,986	15,329	49,248	42,550
Other comprehensive loss, net of tax:
Changes in pension, net of tax benefit	(62)	(89)	(185)	(266)

Comprehensive income	$15,924	$15,240	$49,063	$42,284

Earnings per share:
Basic	$.50	$.49	$1.55	$1.35

Diluted	$.49	$.47	$1.50	$1.31

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

(Dollars in thousands)

	Preferred Stock	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss (2)	Retained Earnings	Total

Balance at March 29, 2014	$49	$376	$(90,241)	$141,365	$(3,135)	$367,570	$415,984

Net income						49,248	49,248

Other comprehensive loss:
Pension liability adjustment (($297) pre-tax)					(185)		(185)

Cash dividends (1): Preferred						(296)	(296)
Common						(12,314)	(12,314)

Stock issuance costs				(14)			(14)

Tax benefit from exercise of stock options				948			948

Exercise of stock options (3)		2	(4,768)	6,890			2,124

Stock-based compensation				2,885			2,885

Balance at December 27, 2014	$49	$378	$(95,009)	$152,074	$(3,320)	$404,208	$458,380

(1)	Represents first, second and third quarter fiscal year 2015 dividend payment of $.13 per common share or common share equivalent paid each quarter on June 12, 2014, August 28, 2014 and December 26, 2014, respectively.

(2)	The balance relates to the pension liability.

(3)	Includes the receipt of treasury stock in connection with the exercise of stock options and to partially satisfy tax withholding obligations.

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended Fiscal December
	2014	2013
	(Dollars in thousands)
	Increase (Decrease) in Cash
Cash flows from operating activities:
Net income	$49,248	$42,550

Adjustments to reconcile net income to net cash provided by operating activities –
Depreciation and amortization	26,172	23,755
Gain on bargain purchase	(386)	(261)
Loss on disposal of assets	638	79
Stock-based compensation expense	2,885	2,928
Excess tax benefits from share-based payment arrangements	(81)	(133)
Net change in deferred income taxes	1,252	1,513
Change in operating assets and liabilities:
Trade receivables	(481)	(323)
Inventories	(6,429)	(4,300)
Other current assets	(2,245)	2,604
Other non-current assets	(1,083)	2,034
Trade payables	14,260	(862)
Accrued expenses	(2,603)	1,948
Federal and state income taxes payable	7,994	4,275
Other long-term liabilities	(988)	(11)
Long-term income taxes payable	463	(763)

Total adjustments	39,368	32,483

Net cash provided by operating activities	88,616	75,033

Cash flows from investing activities:
Capital expenditures	(26,517)	(21,686)
Acquisitions, net of cash acquired	(82,658)	(26,334)
Proceeds from the disposal of assets	365	3,898

Net cash used for investing activities	(108,810)	(44,122)

Cash flows from financing activities:
Proceeds from borrowings	275,623	234,980
Principal payments on long-term debt, capital leases and financing obligations	(241,607)	(255,440)
Exercise of stock options	2,124	3,466
Excess tax benefits from share-based payment arrangements	81	133
Dividends to shareholders	(12,610)	(10,608)

Net cash provided by (used for) financing activities	23,611	(27,469)

Increase in cash	3,417	3,442
Cash at beginning of period	1,205	1,463

Cash at end of period	$4,622	$4,905

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Condensed Consolidated Financial Statements

The consolidated balance sheets as of December 27, 2014 and March 29, 2014, the consolidated statements of comprehensive income for the quarters and nine months ended December 27, 2014 and December 28, 2013, the consolidated statement of changes in shareholders’ equity for the nine months ended December 27, 2014, and the consolidated statements of cash flows for the nine months ended December 27, 2014 and December 28, 2013, include financial information for Monro Muffler Brake, Inc. and its wholly-owned subsidiary, Monro Service Corporation (collectively, “Monro”, “we”, “us”, “our”). These unaudited, condensed consolidated financial statements have been prepared by Monro. We believe all known adjustments (consisting of normal recurring accruals or adjustments) have been made to fairly state the financial position, results of operations and cash flows for the unaudited periods presented.

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

We report our results on a 52/53 week fiscal year with the fiscal year ending on the last Saturday in March of each year. The following are the dates represented by each fiscal period reported in these condensed financial statements:

“Quarter Ended Fiscal December 2014”	September 28, 2014 – December 27, 2014 (13 weeks)
“Quarter Ended Fiscal December 2013”	September 29, 2013 – December 28, 2013 (13 weeks)
“Nine Months Ended Fiscal December 2014”	March 30, 2014 – December 27, 2014 (39 weeks)
“Nine Months Ended Fiscal December 2013”	March 31, 2013 – December 28, 2013 (39 weeks)

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

Note 2 – Acquisitions

Acquisitions are strategic moves in our plan designed to fill in and expand our presence in existing and contiguous markets, and leverage fixed operating costs such as distribution and advertising.

Subsequent Event

We signed a definitive asset purchase agreement to complete the acquisition of eight retail tire and automotive repair stores located in Florida from Martino Tire Stores on January 28, 2015. This transaction is expected to close during the fourth quarter of fiscal 2015. These stores will operate under The Tire Choice brand. The acquisition is expected to be financed through our existing credit facility.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal 2015

On December 7, 2014, we acquired nine retail tire and automotive repair stores in Florida from Gold Coast Tire & Auto Centers. These stores operate under The Tire Choice name. The acquisition was financed through our existing credit facility.

During July and December 2014, we acquired four retail tire and automotive repair stores located in New York and Georgia through four separate transactions. These stores operate under the Mr. Tire name. The acquisitions were financed through our existing credit facility.

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

In accordance with accounting guidance on business combinations, we expensed all costs related to the acquisitions in the nine months ended December 27, 2014. The total costs related to the acquisitions were $.3 million and $.9 million for the three and nine months ended December 27, 2014, respectively. These costs are included in the Consolidated Statements of Comprehensive Income primarily under operating, selling, general and administrative expenses.

The purchase price of the acquisitions has been preliminarily allocated to the net tangible and intangible assets acquired, with the remainder recorded as goodwill on the basis of estimated fair values, as follows:

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 27, 2014
(Dollars in thousands)
Inventories	$5,123
Other current assets	561
Property, plant and equipment	30,174
Intangible assets	8,759
Long-term deferred income tax assets	15,235
Other non-current assets	73

Total assets acquired	59,925
Warranty reserves	730
Other current liabilities	2,673
Long-term capital leases and financing obligations	48,064
Other long-term liabilities	1,251

Total liabilities assumed	52,718

Total net identifiable assets acquired	$7,207

Total consideration transferred	$82,694
Plus: gain on bargain purchase	386
Less: total net identifiable assets acquired	7,207

Goodwill	$75,873

The following are the intangible assets acquired and their respective estimated fair values and weighted average useful lives:

	Dollars in thousands	As of Acquisition Date Weighted Average Useful Life
Trade names	$3,548	14 years
Customer relationships	3,616	7 years
Favorable leases	1,595	17 years

Total	$8,759	12 years

Sales for the fiscal 2015 acquired entities for the three and nine months ended December 27, 2014 totaled $18.8 million and $29.5 million, respectively, for the period from acquisition date through December 27, 2014.

Supplemental pro forma information for the current or prior reporting periods has not been presented due to the impracticability of obtaining detailed, accurate or reliable data for the periods the acquired entities were not owned by Monro.

Fiscal 2014

As part of the acquisition process, we finalized the purchase accounting for the following fiscal 2014 acquisitions during fiscal 2015:

Carl King Tire Co., Inc., involving six retail tire and automotive repair stores located in Maryland and Delaware, which were acquired on November 17, 2013.

S&S Firestone, Inc., involving four retail tire and automotive repair stores located in Kentucky, which were acquired on November 17, 2013.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

XL Tire, Inc., involving two retail tire and automotive repair stores located in North Carolina, which were acquired on October 20, 2013.

Curry’s Automotive Group, involving ten retail tire and automotive repair stores located in the Washington D.C. metropolitan area, which were acquired on August 18, 2013, and

Mitchell Tire Service, involving one retail tire and automotive repair store located in New Jersey, which was acquired on August 11, 2013.

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

The following is a reconciliation of basic and diluted EPS for the respective periods:

	Quarter Ended Fiscal December		Nine Months Ended Fiscal December
	2014	2013	2014	2013
	(Dollars in thousands, except per share data)
Numerator for earnings per common share calculation:
Net Income	$15,986	$15,329	$49,248	$42,550
Preferred stock dividends	(98)	(83)	(296)	(250)

Income available to common stockholders	$15,888	$15,246	$48,952	$42,300

Denominator for earnings per common share calculation:
Weighted average common shares, basic	31,596	31,417	31,558	31,369
Effect of dilutive securities:
Preferred stock	760	760	760	760
Stock options	481	456	514	438

Weighted average common shares, diluted	32,837	32,633	32,832	32,567

Basic Earnings per common share:	$.50	$.49	$1.55	$1.35

Diluted Earnings per common share:	$.49	$.47	$1.50	$1.31

The computation of diluted EPS excludes the effect of the assumed exercise of approximately 153,000 and 154,000 stock options for the three and nine months ended fiscal December 27, 2014, respectively, and 86,000 and 98,000 for the three and nine months ended December 28, 2013, respectively. Such amounts were excluded as the exercise prices of these stock options were greater than the average market value of our Common Stock for those periods, resulting in an anti-dilutive effect on diluted EPS.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Income Taxes

In the normal course of business, we provide for uncertain tax positions and the related interest and penalties, and adjust our unrecognized tax benefits and accrued interest and penalties accordingly. The total amounts of unrecognized tax benefits were $6.2 million and $5.9 million at December 27, 2014 and March 29, 2014, respectively, the majority of which, if recognized, would affect the effective tax rate. As of December 27, 2014, we had approximately $.4 million of interest and penalties accrued related to unrecognized tax benefits.

We file U.S. federal income tax returns and income tax returns in various state jurisdictions. Our fiscal 2012 through fiscal 2014 U.S. federal tax years and various state tax years remain subject to income tax examinations by tax authorities.

Note 5 – Fair Value

Long-term debt, including current portion, had a carrying amount and a fair value of $146.5 million as of December 27, 2014, as compared to a carrying amount and a fair value of $106.5 million as of March 29, 2014. The fair value of long-term debt was estimated based on discounted cash flow analyses using either quoted market prices for the same or similar issues, or the current interest rates offered to Monro for debt with similar maturities.

Note 6 – Supplemental Disclosure of Cash Flow Information

The following represents non-cash investing and financing activities during the periods indicated:

Nine Months Ended December 27, 2014:

In connection with the fiscal 2015 acquisitions, liabilities were assumed as follows:

(Dollars in thousands)
Fair value of assets acquired	$59,925
Goodwill acquired	75,873
Gain on bargain purchase	(386)
Cash paid, net of cash acquired	(82,694)

Liabilities assumed	$52,718

Nine Months Ended December 28, 2013:

In connection with the fiscal 2014 acquisitions, liabilities were assumed as follows:

(Dollars in thousands)
Fair value of assets acquired	$13,364
Goodwill acquired	17,430
Gain on bargain purchase	(217)
Cash paid, net of cash acquired	(26,314)

Liabilities assumed	$4,263

These amounts reflect final purchase accounting adjustments for the fiscal 2014 acquisitions. (See Note 2).

Purchase accounting adjustments related to the fiscal 2014 acquisitions decreased goodwill by $.2 million in fiscal 2015.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 8 – Subsequent Events

See Note 2 for a discussion of an acquisition we completed subsequent to December 27, 2014.

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

Results of Operations

The following table sets forth income statement data of Monro Muffler Brake, Inc. expressed as a percentage of sales for the fiscal periods indicated:

	Quarter Ended Fiscal December		Nine Months Ended Fiscal December
	2014	2013	2014	2013
Sales	100.0%	100.0%	100.0%	100.0%

Cost of sales, including distribution and occupancy costs	61.9	62.0	60.1	61.3

Gross profit	38.1	38.0	39.9	38.7

Operating, selling, general and administrative expenses	26.3	25.6	27.2	26.9

Operating income	11.8	12.4	12.8	11.8

Interest expense - net	1.2	1.5	1.2	1.1

Other income - net	(0.2)	(0.2)	(0.1)	(0.1)

Income before provision for income taxes	10.8	11.1	11.7	10.7

Provision for income taxes	4.0	4.0	4.4	4.0

Net income	6.8%	7.1%	7.3%	6.8%

Third Quarter and Nine Months Ended December 27, 2014 Compared to Third Quarter and Nine Months Ended December 28, 2013

Sales were $236.6 million for the quarter ended December 27, 2014 as compared with $216.7 million for the quarter ended December 28, 2013. The sales increase of $19.9 million or 9.2%, was due primarily to an increase of $24.1 million related to new stores, of which $21.2 million came from the fiscal 2014 and fiscal 2015 acquisitions. Partially offsetting this was a decrease in comparable store sales of 1.8%. Additionally, there was a decrease in sales from closed stores amounting to $2.5 million. There were 89 selling days in both the quarters ended December 27, 2014 and December 28, 2013.

During the quarter ended December 27, 2014, we completed the bulk sale of approximately $2.1 million of slower moving and non-stocking inventory to a barter company in exchange for barter credits. There was no similar transaction in the third quarter of fiscal 2014.

Sales were $675.4 million for the nine months ended December 27, 2014 as compared with $628.2 million for the nine months ended December 28, 2013. The sales increase of $47.2 million or 7.5%, was due to an increase of $54.2 million related to new stores. This was partially offset by a decrease in comparable store sales of 1.0% and a decrease in sales from closed stores amounting to $5.8 million. There were 270 selling days in the first nine months of fiscal 2015 and fiscal 2014.

During the nine months ended December 27, 2014, we completed bulk sales of $5.0 million of inventory to a barter company. There were no similar transactions in the nine months ended December 28, 2013.

At December 27, 2014, we had 1,017 company-operated stores and one franchise location as compared with 951 company-operated stores and three franchise locations at December 28, 2013. During the quarter ended December 27, 2014, we added 21 stores and closed seven stores. Year-to-date, we have added 82 stores and closed 18 stores.

We believe that the decline in comparable store sales resulted mainly from the continued weak economic conditions as consumers continued to defer repairs to their vehicles. Comparable store tire, shocks, and exhaust sales, as well as oil changes declined in the third quarter of fiscal 2015. However, other service categories, including brakes and alignments increased on a comparable store basis as compared to the prior year, demonstrating that needed repairs cannot be deferred indefinitely.

Gross profit for the quarter ended December 27, 2014 was $90.2 million or 38.1% of sales as compared with $82.3 million or 38.0% of sales for the quarter ended December 28, 2013. The increase in gross profit for the quarter ended December 27, 2014, as a percentage of sales, is due to a decrease in material costs. Total material costs, including outside purchases, decreased as a percentage of sales as compared to the prior year. This was largely due to lower tire costs and a shift in mix of tires sold to lower cost direct import tires, which carry a higher margin.

Labor costs were relatively flat as a percentage of sales as compared to the prior year through continued focus on payroll control.

Partially offsetting these decreases was an increase in distribution and occupancy costs as compared to the comparable period in the prior year. This is due primarily to opening balance sheet lease accounting adjustments recorded in the quarter ended December 28, 2013, which lowered cost of sales by approximately 100 basis points last year. Additionally, we completed the bulk sale of approximately $2.1 million of inventory to a barter company during the quarter ended December 27, 2014, and the margin recognized in these transactions is typically less than our normal profit margin. The barter transaction for the quarter ended December 27, 2014 decreased gross profit as a percentage of sales by .2%.

In addition, excluding the new stores opened in fiscal 2014 and fiscal 2015, gross profit actually improved by approximately 90 basis points as compared to the third quarter of last year.

Gross profit for the nine months ended December 27, 2014 was $269.7 million or 39.9% of sales as compared with $242.9 million or 38.7% of sales for the nine months ended December 28, 2013. The year-to-date increase in gross profit as a percent of sales is largely due to decreased material costs as described above.

Operating expenses for the quarter ended December 27, 2014 were $62.2 million or 26.3% of sales as compared with $55.4 million or 25.6% of sales for the quarter ended December 28, 2013. The increase as a percentage of sales was primarily due to the decline in comparable store sales in the quarter.

For the nine months ended December 27, 2014, operating expenses increased by $14.4 million to $183.4 million from the comparable period of the prior year and increased by .3% of sales. Accounting for the increase were $13.1 million of operating expenses related to new stores opened in fiscal 2014 and fiscal 2015, as well as an increase of $.7 million of due diligence costs compared to the first nine months of the prior year.

Operating income for the quarter ended December 27, 2014 of approximately $28.0 million increased by 3.8% as compared to operating income of approximately $26.9 million for the quarter ended December 28, 2013, and decreased as a percentage of sales from 12.4% to 11.8% for the reasons described above.

Operating income for the nine months ended December 27, 2014 of approximately $86.3 million increased by 16.7% as compared to operating income of approximately $73.9 million for the nine months ended December 28, 2013, and increased as a percentage of sales from 11.8% to 12.8% for the reasons described above.

Net interest expense for the quarter ended December 27, 2014 decreased by approximately $.3 million as compared to the same period in the prior year, and decreased from 1.5% to 1.2% as a percentage of sales for the same periods. The weighted average debt outstanding for the quarter ended December 27, 2014 increased by approximately $83 million as compared to the quarter ended

December 28, 2013. This increase is primarily related to an increase in debt outstanding under our Revolving Credit Facility agreement for the purchase of our fiscal 2014 and fiscal 2015 acquisitions, as well as an increase in capital lease debt recorded in connection with these acquisitions. There was a decrease in the weighted average interest rate of approximately 220 basis points from the prior year primarily due to purchase accounting adjustments for acquisitions recorded in the prior year third quarter, which increased interest expense for the prior year quarter. Without these adjustments, the weighted average interest rate decreased by approximately 30 basis points as compared to the third quarter of last year.

Net interest expense for the nine months ended December 27, 2014 increased by approximately $.8 million as compared to the same period in the prior year, and increased from 1.1% to 1.2% as a percentage of sales for the same periods. Weighted average debt increased by approximately $31 million and the weighted average interest rate decreased by approximately 20 basis points as compared to the same period of the prior year.

The effective tax rate for the quarter ended December 27, 2014 and December 28, 2013 was 37.4% and 36.3%, respectively, of pre-tax income. The increase in the rate was due to a variety of factors, none of which was individually significant.

The effective tax rate for the nine months ended December 27, 2014 and December 28, 2013 was 37.9% and 36.9%, respectively, of pre-tax income.

Net income for the quarter ended December 27, 2014 of $16.0 million increased 4.3% from net income for the quarter ended December 28, 2013. Earnings per share on a diluted basis for the quarter ended December 27, 2014 of $.49 increased 4.3%.

For the nine months ended December 27, 2014, net income of $49.2 million increased 15.7% and diluted earnings per share of $1.50 increased 14.5%.

Capital Resources and Liquidity

Capital Resources

Our primary capital requirements in fiscal 2015 are the upgrading of facilities and systems and the funding of our store expansion program, including potential acquisitions of existing store chains. For the nine months ended December 27, 2014, we spent approximately $109.2 million on these items. Capital requirements were met primarily by cash flow from operations and from our revolving credit facility.

In May 2014, our Board of Directors declared its intention to pay a regular quarterly cash dividend of $.13 per common share or common share equivalent beginning with the first quarter of fiscal year 2015. We paid dividends of $12.6 million during the nine months ended December 27, 2014. However, the declaration of and any determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on Monro’s financial condition, results of operations, capital requirements, compliance with charter and credit facility restrictions, and such other factors as the Board of Directors deems relevant.

Additionally, we have signed a definitive asset purchase agreement to acquire eight retail tire and automotive repair stores from Martino Tire Stores. This transaction is expected to close prior to the end of the fourth quarter of fiscal 2015. The acquisition is expected to be financed through our existing bank facility.

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

In December 2012, the Credit Facility was amended to include the following: the committed sum was increased by $75 million to $250 million; the term was extended for another one and a half years, such that the Facility now expires in December 2017; and the $75 million accordion feature was maintained. There were no other changes in terms including those related to covenants or interest rates. There are now six banks participating in the syndication. There was $146.5 million outstanding under the Credit Facility at December 27, 2014.

Within the Credit Facility, we have a sub-facility of $40 million available for the purpose of issuing standby letters of credit. There was an outstanding letter of credit for $23.7 million at December 27, 2014.

The net availability under the Credit Facility at December 27, 2014 was $79.8 million.

Specific terms of the Credit Facility permit the payment of cash dividends not to exceed 50% of the prior year’s net income, and permit mortgages and specific lease financing arrangements with other parties with certain limitations. Additionally, the Credit Facility is not secured by our real property, although we have agreed not to encumber our real property, with certain permissible exceptions. The agreement also requires the maintenance of specified interest and rent coverage ratios. We were in compliance with all debt covenants at December 27, 2014.

We have financed certain store properties and equipment with capital leases/financing obligations, which amounted to $136.3 million at December 27, 2014 and are due in installments through 2042.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from potential changes in interest rates. At December 27, 2014 and March 29, 2014, approximately 0% and .6%, respectively, of our debt financing, excluding capital leases and financing obligations, was at fixed interest rates and therefore, the fair value is affected by changes in market interest rates. Our cash flow exposure on floating rate debt would result in annual interest expense fluctuations of approximately $1.5 million based upon our debt position at December 27, 2014 and $1.1 million for the fiscal year ended March 29, 2014, given a 1% change in LIBOR.

Debt financing, including current portion, had a carrying amount and a fair value of $146.5 million as of December 27, 2014, as compared to a carrying amount and a fair value of $106.5 million as of March 29, 2014.

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

Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended December 27, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MONRO MUFFLER BRAKE, INC.

PART II – OTHER INFORMATION

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

MONRO MUFFLER BRAKE, INC.

DATE: February 5, 2015	By:	/s/ John W. Van Heel
John W. Van Heel
Chief Executive Officer and President

DATE: February 5, 2015	By:	/s/ Catherine D’Amico
Catherine D’Amico
Executive Vice President – Finance, Treasurer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Page No.

31.1	Certification of John W. Van Heel pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	20

31.2	Certification of Catherine D’Amico pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	21

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	22

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.INS	XBRL Instance Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.SCH	XBRL Taxonomy Extension Schema Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase