Form 10-K
period 2015-03-28
MONRO MUFFLER BRAKE INC
filed 2015-05-27
CIK 876427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended March 28, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, September 27, 2014, was approximately $1,475,500,000.

As of May 8, 2015,  31,828,585 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's definitive proxy statement (to be filed pursuant to Regulation 14A) for the 2015 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated by reference into Part III hereof.

PART I

FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not historical facts, including (without limitation) statements made in this Item and in “Item 1 – Business”, may contain statements of future expectations and other forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995.  When used in this Annual Report on Form 10-K, the words “anticipates”, “believes”, “contemplates”, “see”, “could”, “estimate”, “intend”, “plans” and variations thereof and similar expressions, are intended to identify forward-looking statements.  Forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed.  These factors include, but are not necessarily limited to, product demand, dependence on and competition within the primary markets in which Monro Muffler Brake, Inc.’s (“Monro”, the “Company”, “we”, “us”, or “our”) stores are located, the need for and costs associated with store renovations and other capital expenditures, the effect of economic conditions, the impact of competitive services and pricing, parts supply restraints or difficulties, industry regulation, risks relating to leverage and debt service (including sensitivity to fluctuations in interest rates), continued availability of capital resources and financing, disruption or unauthorized access to our computer systems, risks relating to protection of customer and employee personal data, risks relating to litigation, risks relating to integration of acquired businesses, including goodwill impairment and the risks set forth in “Item 1A.  Risk Factors”.  Except as required by law, we do not undertake to update any forward-looking statement that may be made from time to time by us or on our behalf.

Item 1. Business

GENERAL

Monro is a chain of 999 Company-operated stores (as of March 28, 2015), one franchised location and 14 dealer-operated stores providing automotive undercar repair and tire services in the United States.  At March 28, 2015, Monro operated Company stores in 25 states, including Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Kentucky, Maine, Maryland, Massachusetts, Michigan, Missouri, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Vermont, Virginia, West Virginia and Wisconsin, primarily under the names “Monro Muffler Brake & Service”, “Tread Quarters Discount Tire”, “Mr. Tire”, “Autotire Car Care Center”, “Tire Warehouse”, “Tire Barn Warehouse”, “Ken Towery’s Tire & Auto Care” and “The Tire Choice” (together, the “Company Stores”).  Company Stores typically are situated in high-visibility locations in suburban areas and small towns, as well as in major metropolitan areas.  Company Stores serviced approximately 5.5 million vehicles in fiscal 2015.  (References herein to fiscal years are to the Company's year ended fiscal March [e.g., references to "fiscal 2015" are to the Company's fiscal year ended March 28, 2015].)

The predecessor to the Company was founded by Charles J. August in 1957 as a Midas Muffler franchise in Rochester, New York, specializing in mufflers and exhaust systems.  The Company was incorporated in the State of New York in 1959.  In 1966, we discontinued our affiliation with Midas Muffler, and began to diversify into a full line of undercar repair services.  An investor group led by Peter J. Solomon and Donald Glickman purchased a controlling interest in the Company in July 1984.  At that time, Monro operated 59 stores, located primarily in upstate New York, with approximately $21 million in sales in fiscal 1984.  Since 1984, we have continued our growth and have expanded our marketing area to include 24 additional states.

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

All of the Company’s stores, except Tire Warehouse and Tire Barn Warehouse stores, provide the services described above.  Tire Warehouse and Tire Barn Warehouse stores only sell tires and tire related services and alignments.  However, a growing number of our stores are more specialized in tire replacement and service and, accordingly, have a higher mix of sales in the tire category.  These stores are described below as tire stores, whereas the remaining stores are described as service stores.  (See additional discussion under “Operating Strategy”.)  At March 28, 2015, there were 509 stores designated as service stores and 490 as tire stores.

Our sales mix for fiscal 2015, 2014 and 2013 was as follows:

	Service Stores			Tire Stores			Total Company
	FY15	FY14	FY13	FY15	FY14	FY13	FY15	FY14	FY13
Brakes	25%	24%	24%	10%	9%	9%	15%	15%	15%
Exhaust	9	9	9	1	1	1	3	4	4
Steering	11	11	12	9	8	8	10	9	10
Tires	19	18	17	57	60	60	44	44	42
Maintenance	36	38	38	23	22	22	28	28	29
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%

At March 28, 2015, the Company had one wholly-owned subsidiary, Monro Service Corporation, which is a Delaware corporation qualified to do business in the states of Illinois, Kentucky, Maryland, New Hampshire, New York and Virginia.

Monro Service Corporation holds all assets, rights, responsibilities and liabilities associated with our warehousing, purchasing, advertising, accounting, office services, payroll, cash management and certain other operations that are performed in the aforementioned states.  We believe that this structure has enhanced operational efficiency and provides cost savings.

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

In that regard, we have completed several acquisitions, including:

Date of Acquisition	Seller	Number of Stores Acquired (a) (b)		Location of Stores	Current Brand (f)
March 2004	Atlantic Automotive Corp.	26		MD, VA	Mr. Tire
October 2004	Rice Tire, Inc.	5		MD	Mr. Tire/Tread Quarters
March 2005	Henderson Holdings, Inc.	10		MD	Mr. Tire
April 2006	ProCare Automotive Service Solutions LLC	75		OH, PA	Monro/Mr. Tire
July 2007	Valley Forge Tire & Auto Centers	11		PA	Mr. Tire
July 2007	Craven Tire & Auto	8		VA	Mr. Tire
January 2008	Broad Elm Group	7		NY	Mr. Tire
June 2009	Am-Pac Tire Distributors	26		IL, MO	Autotire
September 2009	Midwest Tire & Auto Repair	4		IN	Tire Warehouse
October 2009	Tire Warehouse Central, Inc.	41	(c)	ME, MA, NH, RI, VT	Tire Warehouse
March 2010	Import Export Tire, Co.	5		PA	Mr. Tire
November 2010	Courthouse Tire	3		VA	Mr. Tire

June 2011	Vespia Tire Centers, Inc.	24		NJ, PA	Mr. Tire
October 2011	Terry's Tire Town	7		PA, OH	Mr. Tire
April 2012	Kramer Tire Co.	20	(d)	VA	Kramer Tire/Tread Quarters
June 2012	Colony Tire Corporation	18		NC	Mr. Tire/Tread Quarters
August 2012	Tuffy Associates Corp.	17		SC, WI	Monro/Tread Quarters
October 2012	ChesleyCo, Inc.	5		NY	Monro/Mr. Tire
November 2012	Everybody's Oil Corporation	31		IL, IN, TN	Tire Barn Warehouse
December 2012	Ken Towery's Auto Care of Kentucky, Inc./Ken Towery's Auto Care of Indiana, Inc.	27	(e)	IN, KY	Ken Towery Tire & Auto Care
December 2012	Tire King of Durham, Inc.	9		NC	Mr. Tire
December 2012	Enger Auto Service, Inc.	12		OH	Mr. Tire
August 2013	Curry's Automotive Group	10		MD, VA	Curry's/Mr. Tire
November 2013	S & S Firestone, Inc.	4		KY	Ken Towery Tire & Auto Care
November 2013	Carl King Tire Co., Inc.	6		DE, MD	Mr. Tire
June 2014	Kan Rock Tire Company, Inc.	9	(g)	MI	Monro
June 2014	Lentz U.S.A. Service Centers, Inc.	10	(g)	MI	Monro
August 2014	Hennelly Tire & Auto, Inc.	35		FL	The Tire Choice
September 2014	Wood & Fullerton Stores, LLC	9		GA	Mr. Tire
December 2014	Gold Coast Tire & Auto Centers	9		FL	The Tire Choice
March 2015	Martino Tire Stores	8		FL	The Tire Choice

_________________

(a)	Table includes only acquisitions of three or more stores.
(b)	Twenty-two stores were subsequently closed due to redundancies or failure to achieve an acceptable level of profitability. See additional discussion under “Store Additions and Closings”.
(c)

Six franchised locations were also acquired.  Prior to March 29, 2014, three were subsequently purchased by Monro and converted to Company-operated stores.  During April 2014, two additional franchise locations were purchased and converted.

(d)	Two heavy truck tire and truck repair stores, two wholesale operations and a retread facility were also acquired and subsequently sold.
(e)	One wholesale operation was also acquired and is operating under the America’s Best Tires name.
(f)	In this table, “Monro” refers to the brand of “Monro Brake/Tires” or “Monro Muffler Brake & Service”, not the corporation.
(g)	One acquired store was never opened.

As of March 28, 2015, Monro had 999 Company-operated stores, one franchised location and 14 dealer locations located in 25 states.  The following table shows the growth in the number of Company-operated stores over the last five fiscal years:

STORE ADDITIONS AND CLOSINGS

	Year Ended Fiscal March
	2015		2014		2013		2012		2011
Stores open at beginning of year	953		937		803		781		777
Stores added during year	92	(b)	29	(c)	144	(d)	36	(e)	12	(f)
Stores closed during year (a)	(46)		(13)		(10)		(14)		(8)
Stores open at end of year	999		953		937		803		781
Service (including BJ’s) stores	509		532		540		536		547
Tire stores	490		421		397		267		234

_________________

(a)

Generally, stores were closed because they failed to achieve or maintain an acceptable level of profitability or because a new Company Store was opened in the same market at a more favorable location.  Additionally, in fiscal 2015, we closed the 34 remaining stores operated in BJ’s Wholesale Clubs.  In fiscal 2012, we sold all of our seven stores in the Long Island market to Mavis Tire for $2.0 million.

(b)	Includes 85 stores acquired in the fiscal 2015 Acquisitions. (Excludes the Kan Rock and Lentz stores that were never opened.)
(c)	Includes 24 stores acquired in the fiscal 2014 Acquisitions.
(d)	Includes 140 stores acquired in the fiscal 2013 Acquisitions.
(e)	Includes 32 stores acquired in the fiscal 2012 Acquisitions.

(f)	Includes 10 stores acquired in the fiscal 2011 Acquisitions.

We plan to add approximately nine new greenfield stores in fiscal 2016 and to pursue appropriate acquisition candidates.

In April 2015, we completed the acquisition of the Car-X brand, a chain of 146 franchised auto service centers, from Car-X Associates Corp., a subsidiary of Tuffy Associates Corp.  The Car-X stores are owned and operated by 32 independent Car-X franchisees.  We will operate as the franchisor.

Key factors in market and site selection for selecting new greenfield store locations include population, demographic characteristics, vehicle population and the intensity of competition.  Monro attempts to cluster stores in market areas in order to achieve economies of scale in advertising, supervision and distribution costs.  All new greenfield sites presently under consideration are within Monro's established market areas.

As a result of extensive analysis of our historical and projected store opening strategy, we have established major market profiles, as defined by market awareness: mature, existing and new markets.  Over the next several years, we expect to build a greater percentage of stores in mature and existing markets in order to capitalize on our market presence and consumer awareness.  During fiscal 2015, 11 of the stores added (including acquired stores) were located in existing markets and 81 stores were added in new markets.

We believe that management and operating improvements implemented over the last several fiscal years have enhanced our ability to sustain our growth.  Monro has a chain-wide computerized inventory control and electronic point-of-sale (“POS”) management information system, which has increased management's ability to monitor operations as the number of stores has grown.

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
•

Software which contains data that mirrors the scheduled maintenance requirements in vehicle owner’s manuals, specifically by make, model, year and mileage for every major automobile brand.  Management believes that this software facilitates the presentation and sale of scheduled maintenance services to customers;

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

The financing to open a new greenfield service store location may be accomplished in one of three ways: a store lease for the land and building (in which case, land and building costs will be financed primarily by the lessor), a land lease with the building constructed by Monro (with building costs paid by Monro), or a land purchase with the building constructed by Monro.  In all three cases, for service stores, each new store also will require approximately $225,000 for equipment (including a POS system and a truck) and approximately $55,000 in inventory.  Because we generally do not extend credit to our customers, stores generate almost no receivables and a new store's actual net working capital investment is nominal.  Total capital required to open a new greenfield service store ranges, on average, from $360,000 to $990,000 depending on the location and which of the three financing methods is used.  In general, tire stores are larger and have more service bays than Monro’s traditional service stores and, as a result, construction costs are at the high end of the range of new store construction costs.  Total capital required to open a new greenfield tire (land and building leased) location costs, on average, approximately $600,000, including $250,000 for equipment and $150,000 for inventory.  In instances where Monro acquires an existing business, it may pay additional amounts for intangible assets such as customer lists, covenants not-to-compete, trade names and goodwill, but generally will pay less per bay for equipment and real property.

At March 28, 2015, we leased the land and/or the building at approximately 69% of our store locations and owned the land and building at the remaining locations.  Monro's policy is to situate new stores in the best locations, without regard to the form of ownership required to develop the locations.

New service and tire stores, (excluding acquired stores), have average sales of approximately $390,000 and $1,015,000, respectively, in their first 12 months of operation, or $65,000 and $145,000, respectively, per bay.

STORE OPERATIONS

Store Format

The typical format for a Monro store is a free-standing building consisting of a sales area, fully-equipped service bays and a parts/tires storage area.  Most service bays are equipped with above-ground electric vehicle lifts.  Generally, each store is located within 25 miles of a “key” store which carries approximately double the inventory of a typical store and serves as a mini-distribution point for slower moving inventory for other stores in its area.  Individual store sizes, number of bays and stocking levels vary greatly, even within the service and tire store groups, and are dependent primarily on the availability of suitable store locations, population, demographics and intensity of competition among other factors. (See additional discussion under “Store Additions and Closings”).  A summary of average store data for service and tire stores is presented below:

				Average
				Number
	Average	Average		of Stock
	Number	Square	Average	Keeping
	of Bays	Feet	Inventory	Units (SKUs)
Service stores (excluding ProCare)	6	4,500	$103,000	2,600
Tire stores (excluding Tire Warehouse and Tire Barn Warehouse stores)	8	6,300	$139,000	1,400

Data for the acquired ProCare service stores has been excluded because the stores’ stock rooms are smaller than those in typical service stores and therefore, they generally carry approximately half the amount of inventory of a typical service store.

Data for the Tire Warehouse and Tire Barn Warehouse stores has been excluded because these locations primarily install new tires and wheels and many perform alignments.  Additionally, most Tire Warehouse stores have no indoor service bays.  The store building houses a waiting room, storage area and an area to mount and balance tires on the car’s wheels once the wheels and tires have been removed from the car.  Removal of old tires and wheels from, and installation of new tires and wheels on, customers’ cars are performed outdoors under a carport.  A growing number of Tire Warehouse stores have an indoor bay to perform alignments.  The average inventory carried by the Tire Warehouse and Tire Barn Warehouse stores is $226,000 per store.

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

Quality Control and Warranties

To maintain quality control, we conduct audits to rate our employees' telephone sales manner and the accuracy of pricing information given.

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

We are an active member of the Automotive Maintenance & Repair Association (“AMRA”).  AMRA is an organization of automotive retailers, wholesalers and manufacturers which was established as part of an industry-wide effort to address the ethics and business practices of companies in the automotive repair industry through the Motorist Assurance Program (“MAP”).  Participating companies commit to improving consumer confidence and trust in the automotive repair industry by adopting “Uniform Inspection Communication Standards” (“UICS”) established by MAP.  These “UICS” are available in our stores and serve to provide consistent recommendations to customers in the diagnosis and repair of a vehicle.

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

Many of our new technicians join the Company in their early twenties as trainees or apprentices.  As they progress, many are promoted to technician and eventually master technician, the latter requiring Automotive Service Excellence (“ASE”) certification in both brakes and suspension.  We offer a tool purchase program through which trainee technicians can acquire their own set of tools.  We also will reimburse technicians for the cost of ASE certification registration fees and test fees and encourage all technicians to become certified by providing a higher hourly wage rate following their certification.

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

Monro also maintains an employee website that contains many resources for both managers and technicians to reference including Human Resource information and forms.  Additionally, there is a Facilities section containing important environmental and equipment information, as well as a Training section that contains training programs and documents for both managers and technicians.

OPERATING STRATEGY

Monro's operating strategy is to provide our customers with a wide range of dependable, high-quality automotive services at a competitive price by emphasizing the following key elements.

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

Stores generally provide many of the routine maintenance services (except engine diagnostic), which automobile manufacturers suggest or require in the vehicle owner’s manuals, and which fulfill manufacturers’ requirements for new car warranty compliance.  We offer "Scheduled Maintenance" services in our stores whereby the aforementioned services are packaged and offered to consumers based upon the year, make, model and mileage of each specific vehicle.  Management believes that we are able to offer this service in a more convenient and cost competitive fashion than auto dealers can provide.

Included in maintenance services are oil change services, heating and cooling system "flush and fill" service, belt installation, fuel system service and a transmission "flush and fill" service.  Additionally, most stores replace and service batteries, starters and alternators.  Stores in Georgia, Maine, Maryland, Missouri, New Hampshire, New York, North Carolina, Pennsylvania, Rhode Island, Vermont, Virginia, West Virginia and Wisconsin perform annual state inspections.  Approximately 52% of our stores also offer air conditioning services.

The format of the Tire Warehouse and Tire Barn Warehouse stores, acquired in fiscal year 2010 and fiscal year 2013, respectively, are slightly different from Monro’s typical service or tire stores (as described above) in that, generally, over 93% of the stores’ sales involve tire services, including the mounting and balancing of tires, and the sale of road hazard warranties.  All stores provide the installation of wiper blades.  Currently, 31 Tire Warehouse and 24 Tire Barn Warehouse stores perform alignments.  In fiscal year 2016, Monro plans to expand the number of Tire Warehouse and Tire Barn Warehouse stores offering alignment services to a total of 62 stores.

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

Our websites include www.Monro.com,  www.MrTire.com,  www.TQTire.com,  www.AutoTire.com,  www.TireWarehouse.net,  www.KenTowery.com,  www.TireBarn.com,  www.CurrysAuto.com, and www.TheTireChoice.com.  These sites help customers search for store locations, print coupons, make service appointments, shop for tires and access information on our services and products, as well as car care tips.

Monro currently maintains mobile apps on the iPhone and Android platforms for the Monro, Mr. Tire, Tire Warehouse, and The Tire Choice brands.  Our mobile apps enable customers to manage vehicle service records on their smart phones and access information, coupons and specials, as they do on our websites.

Centralized Control

While we both operate and franchise stores, we believe that direct operation of stores enhances our ability to compete by providing centralized control of such areas of operations as service quality, store appearance, promotional activity and pricing.  We also believe our experience in operating stores makes us a more valuable partner to our franchisees.  A high level of competence is maintained throughout the Company, as we require, as a condition of employment, that employees participate in periodic training programs, including sales, management, customer service and changes in automotive technology.  Additionally, purchasing, distribution, merchandising, advertising, accounting and other store support functions are centralized primarily in Monro's corporate headquarters in Rochester, New York, and are provided through our subsidiary, Monro Service Corporation.  The centralization of these functions results in efficiencies and gives management the ability to closely monitor and control costs.

Comprehensive Training

We provide ongoing, comprehensive training to our store employees.  We believe that such training provides a competitive advantage by enabling our technicians to provide quality service to our customers in all areas of undercar repair and tire service.  (See additional discussion under “Store Operations: Store Personnel and Training”.)

PURCHASING AND DISTRIBUTION

Through our wholly-owned subsidiary Monro Service Corporation, we select and purchase tires, parts and supplies for all Company-operated stores on a centralized basis through an automatic replenishment system.  Although purchases outside the centralized system (“outside purchases”) are made when needed at the store level, these purchases are low by industry standards, and accounted for approximately 20% of all parts and tires used in fiscal 2015.

Our ten largest vendors accounted for approximately 79% of our parts and tire purchases, with the largest vendor accounting for approximately 21% of total stocking purchases in fiscal 2015.  In fiscal 2015, Monro imported approximately 32% of our parts and tire purchases.  We purchase parts and tires from approximately 100 vendors.  Management believes that our relationships with vendors are excellent and that alternative sources of supply exist, at comparable cost, for substantially all parts used in our business.  We routinely obtain bids from vendors to ensure we are receiving competitive pricing and terms.

Most parts are shipped by vendors to our primary warehouse facility in Rochester, New York, and are distributed to stores by the Monro-operated tractor/trailer fleet.  The majority of tires are shipped to our stores directly by vendors pursuant to orders placed by our headquarters staff.  During fiscal 2013, we completed an expansion of our Rochester warehouse from 80,000 square feet to 135,000 square feet.  Stores are replenished at least bi-weekly from this warehouse, and such replenishment fills, on average, 93% of all items ordered by the stores' automatic POS-driven replenishment system.  The Rochester warehouse stocks approximately 3,900 SKUs.  Monro also operates warehouses in Maryland, Virginia, Illinois, New Hampshire and Kentucky.  These warehouses carry, on average, 700; 200; 300; 700 and 1,000 SKUs, respectively.

We enter into contracts with certain parts and tire suppliers, some of which require us to buy (at market prices) up to 100% of our annual purchases of specific products.  These agreements expire at various dates through July 2017.  We believe these agreements provide us with high quality, branded merchandise at preferred pricing, along with strong marketing and training support.

COMPETITION

Monro competes in the retail automotive service and tire industry.  This industry is generally highly competitive and fragmented, and the number, size and strength of competitors vary widely from region to region.  We believe that competition in this industry is based on customer service and reputation, store location, name awareness and price.  Monro's primary competitors include national and regional undercar, tire specialty and general automotive service chains, both franchised and company-operated; car dealerships, mass merchandisers’ operating service centers; and, to a lesser extent, gas stations, independent garages and Internet tire sellers.  Monro considers TBC Corporation (operating under the NTB, Merchant’s Tire, Midas and Tire Kingdom brands), Firestone Complete Auto Care service stores and Meineke Discount Mufflers Inc. to be direct competitors.  In most of the new markets that we have entered, at least one competitor was already present.  In identifying new markets, we analyze, among other factors, the intensity of competition.  (See "Expansion Strategy” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations".)

EMPLOYEES

As of March 28, 2015, Monro had 6,557 employees, of whom 6,204 were employed in the field organization, 117 were employed at the warehouses, 197 were employed at our corporate headquarters and 39 were employed in other offices.  Monro's employees are not members of any union.  We believe that our relations with our employees are good.

REGULATION

Monro stores new oil and recycled antifreeze and generates and/or handles used tires and automotive oils, antifreeze and certain solvents, which are disposed of by licensed third-party contractors.  In certain states, as required, we also recycle oil filters.  Thus, we are subject to a number of federal, state and local environmental laws including the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”).  In addition, the United States Environmental Protection Agency (the "EPA"), under the Resource Conservation and Recovery Act ("RCRA"), and various state and local environmental protection agencies regulate our handling and disposal of waste.  The EPA, under the Clean Air Act, also regulates the installation of catalytic converters by Monro and all other repair stores by periodically spot checking repair jobs, and has the power to fine businesses that use improper procedures or materials.  The EPA has the authority to impose sanctions, including civil penalties up to $37,500 per violation (or up to $37,500 per day for certain willful violations or failures to cooperate with authorities), for violations of RCRA and the Clean Air Act.

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

SEASONALITY

Although our business is not highly seasonal, customers do purchase more undercar service during the period of March through October than the period of November through February, when miles driven tend to be lower.  In the tire stores, the better sales months are typically May through August, and October through December.  The slowest months are typically January through April and September.  As a result, profitability is typically lower during slower sales months, or months where mix is more heavily weighted toward tires, which is a lower margin category.  Additionally, since our stores are primarily located in the northeastern and midwestern United States, profitability tends to be lower in the winter months when certain costs, such as utilities and snow plowing, are typically higher.

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

Additionally, since our stores are primarily located in the northeastern and midwestern United States, profitability tends to be lower in the winter months when certain costs, such as utilities and snow plowing, are typically higher.

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

Further, we depend on a number of products (e.g. brake parts, tires, oil filters) produced in foreign markets. We face risks associated with the delivery of inventory originating outside the United States, including:

•	potential economic and political instability in countries where our suppliers are located;

•	increases in shipping costs;

•	transportation delays and interruptions;

•	changes in U.S. and foreign laws affecting the importation and taxation of goods, including duties, tariffs and quotas, or changes in the enforcement of those laws;

•	compliance with the United States Foreign Corrupt Practices Act, which generally prohibits U.S. companies from engaging in bribery or making other prohibited payments to foreign officials; and

•	significant fluctuations in exchange rates between the U.S. dollar and foreign currencies.

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

If we experience a data security breach and confidential customer or employee information is disclosed, we may be subject to penalties and experience negative publicity, which could affect our customer relationships and have a material adverse effect on our business.  We may incur increasing costs in an effort to minimize these cybersecurity risks.

The nature of our business involves the receipt and storage of personally identifiable data of our customers and employees.  This type of data is subject to legislation and regulation in various jurisdictions. Data security breaches suffered by well-known companies and institutions have attracted a substantial amount of media attention, prompting state and federal legislative proposals addressing data privacy and security. We may become exposed to potential liabilities with respect to the data that we collect, manage and process, and may incur legal costs if our information security policies and procedures are not effective or if we are required to defend our methods of collection, processing and storage of personal data. Future investigations, lawsuits or adverse publicity relating to our methods of handling personal data could adversely affect our business, results of operations, financial condition and cash flows due to the costs and negative market reaction relating to such developments.

We may not have the resources or technical expertise to anticipate or prevent rapidly evolving types of cyber attacks. Attacks may be targeted at us, our customers, or others who have entrusted us with information. Actual or anticipated attacks may cause us to incur increasing costs, including costs to hire additional personnel, purchase additional protection technologies, train employees, and engage third-party experts and consultants. In addition, data and security breaches can also occur as a result of non-technical issues, including breach by us or by persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. Any compromise or breach of our security could result in violation of applicable privacy and other laws, significant legal and financial exposure, and a loss of confidence in our security measures, which could have a material adverse effect on our results of operations and our reputation.

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

Our goodwill, other intangible assets or long-lived assets, are subject to an impairment test on an annual basis and are also tested whenever events and circumstances indicate that goodwill, intangible assets and/or long-lived assets may be impaired.  Any excess goodwill resulting from the impairment test must be written off in the period of determination.  Intangible assets (other than goodwill and indefinite-lived intangible assets) and other long-lived assets are generally amortized or depreciated over the useful life of such assets.  In addition, from time to time, we may acquire or make an investment in a business that will require us to record goodwill based on the purchase price and the value of the acquired tangible and intangible assets.  We have significantly increased our goodwill as a result of our acquisitions.  We may subsequently experience unforeseen issues with the businesses we acquire, which may adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of recoverability of the recorded goodwill and intangible assets.  Future determinations of significant write-offs of goodwill, intangible assets or other long-lived assets, as a result of an impairment test or any accelerated amortization or depreciation of other intangible assets or other long-lived assets could have a material negative impact on our results of operations and financial condition.  We have completed our annual impairment test for goodwill, and have concluded that we do not have any impairment of goodwill for the year ended March 28, 2015.

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

The effect of recent changes to U.S. healthcare laws may increase our healthcare costs and negatively impact our financial results.

We offer eligible employees the opportunity to enroll in healthcare coverage subsidized by us. For various reasons, many of our eligible employees currently choose not to participate in our healthcare plans. However, under the comprehensive U.S. healthcare reform law enacted in 2010, the Affordable Care Act, changes that became effective in 2014, and the employer mandate and employer penalties that became effective January 1, 2015, may significantly increase our labor costs. Changes in the law that took effect in 2014, including the imposition of a penalty on individuals who do not obtain healthcare coverage, may result in more eligible employees deciding to enroll in our healthcare plans, which may increase our healthcare costs in the future.  In 2015, we provided a qualifying plan under the Affordable Care Act for our benefit-eligible employees, which may further increase our healthcare expenses. Additionally, implementing the requirements of the Affordable Care Act has imposed some additional administrative costs on us, and those costs may increase over time. The costs and other effects of these new healthcare requirements cannot be determined with certainty, but they may have a material adverse effect on our financial and operating results.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company, through Monro Service Corporation, owns its office/warehouse facility of approximately 165,000 square feet, which is located on 12.7 acres of land in Holleder Technology Park, in Rochester, New York.  Monro Service Corporation also owns a second office/warehouse facility of approximately 28,000 square feet, which is located on 11.8 acres of land in Swanzey, New Hampshire.  We lease additional warehouse space in Maryland, Virginia, Illinois and Kentucky.

Of Monro's 999 Company-operated stores at March 28, 2015, 312 were owned, 585 were leased and for 102 stores, only the land was leased.  In general, we lease store sites for a ten-year period with several five-year renewal options.  Giving effect to all renewal options, approximately 60% of the leases (413 stores) expire after 2025.  Certain of the leases provide for contingent rental payments if a percentage of annual gross sales exceeds the base fixed rental amount.  The highest contingent percentage rent of any lease is 6.75%, and no such lease has adversely affected profitability of the store subject thereto.  An officer of Monro or members of his family are the lessors, or have interests in entities that are the lessors, with respect to five of the leases.  No related party leases, other than the five remaining leases assumed as part of the Mr. Tire Acquisition in March 2004, have been entered into, and no new related party leases are contemplated.

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

PART II

Item 5. Market for the Company's Common Equity and Related Stockholder Matters

MARKET INFORMATION

Monro’s common stock, par value $.01 per share, (the “Common Stock”) is traded on the NASDAQ Stock Market under the symbol "MNRO".  The following table sets forth, for each quarter during the last two fiscal years, the range of high and low sales prices on the NASDAQ Stock Market for the Common Stock:

	Fiscal 2015		Fiscal 2014
Quarter Ended	High	Low	High	Low
June	$57.99	$50.28	$50.66	$37.88
September	$55.06	$48.67	$51.12	$41.35
December	$59.17	$46.93	$56.00	$43.87
March	$67.93	$55.44	$62.11	$53.85

HOLDERS

At May 8, 2015, Monro’s Common Stock was held by approximately 4,600 shareholders of record or through nominee or street name accounts with brokers.

EQUITY COMPENSATION PLAN INFORMATION

As of March 28, 2015, Monro maintained stock option plans under which employees and non-employee directors could be granted Common Stock options to purchase shares of Monro’s Common Stock.  The following table contains information relating to such plans as of March 28, 2015.

Number of Securities
Remaining Available for
	Number of Securities		Future Issuance Under
	To Be Issued	Weighted Average	Equity Compensation
	Upon Exercise of	Exercise Price of	Plans (Excluding Securities
	Outstanding Options	Outstanding Options	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,518,330	$34.21	1,963,763
Equity compensation plans not approved by security holders	-	-	-
Total	1,518,330	$34.21	1,963,763

DIVIDENDS

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

In May 2015, Monro’s Board of Directors declared its intention to pay a regular quarterly cash dividend of $.15 per common share or common share equivalent to be paid to shareholders of record as of June 1, 2015.  The dividend will be paid on June 11, 2015.

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

Item 6. Selected Financial Data

The following table sets forth selected financial and operating data of Monro for each fiscal year in the five-year period ended March 28, 2015.  The financial data and certain operating data have been derived from Monro’s audited financial statements.  This data should be read in conjunction with the financial statements and related notes included under Item 8 of this report and in conjunction with other financial information included elsewhere in this Form 10-K.

		Year Ended Fiscal March
		2015	2014	2013	2012	2011
		(Amounts in thousands, except per share data)
Income Statement Data:
Sales		$894,492	$831,432	$731,997	$686,552	$636,678
Cost of sales, including distribution and occupancy costs		541,142	511,458	453,850	410,155	379,166
Gross profit		353,350	319,974	278,147	276,397	257,512
Operating, selling, general and administrative expenses		243,561	224,627	204,442	184,981	179,127
Operating income		109,789	95,347	73,705	91,416	78,385
Interest expense, net		11,342	9,470	7,213	5,220	5,095
Other income, net		(908)	(659)	(332)	(490)	(647)
Income before provision for income taxes		99,355	86,536	66,824	86,686	73,937
Provision for income taxes		37,556	32,077	24,257	32,074	28,096
Net income		$61,799	$54,459	$42,567	$54,612	$45,841
Earnings per share	Basic (a)	$1.94	$1.72	$1.36	$1.77	$1.52
	Diluted (a)	$1.88	$1.67	$1.32	$1.69	$1.44

Shares and equivalents	Basic	31,605	31,394	31,067	30,716	30,200
	Diluted	32,944	32,642	32,308	32,237	31,807
Cash dividends per common share or common share equivalent		$0.52	$0.44	$0.40	$0.35	$0.28
Selected Operating Data: (b)
Sales growth:
Total		7.6%	13.6%	6.6%	7.8%	12.8%
Comparable store (c)		(1.4)%	(0.5)%	(7.3)%	2.0%	4.2%
Stores open at beginning of year		953	937	803	781	777
Stores open at end of year		999	953	937	803	781
Capital Expenditures (d)		$34,750	$32,150	$34,185	$28,556	$17,507
Balance Sheet Data (at period end):
Net working capital		$19,491	$31,375	$28,280	$24,506	$19,343
Total assets		907,794	759,956	739,433	510,092	451,840
Long-term obligations		255,688	187,040	214,809	51,164	41,990
Shareholders’ equity		473,611	415,984	365,042	327,499	280,249

_________________

(a)	See Note 10 to our Consolidated Financial Statements, included under Item 8 of this report, for calculation of basic and diluted earnings per share for fiscal years 2015, 2014 and 2013.
(b)	Includes Company-operated stores only – no dealer or franchise locations.
(c)	Comparable store sales data (not adjusted for days) is calculated based on the change in sales of only those stores open as of the beginning of the preceding fiscal year.
(d)	Amount does not include the funding of the purchase price of acquisitions.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth income statement data of Monro expressed as a percentage of sales for the fiscal years indicated:

	Year Ended Fiscal March
	2015	2014	2013
Sales	100.0%	100.0%	100.0%
Cost of sales, including distribution and occupancy costs	60.5	61.5	62.0
Gross profit	39.5	38.5	38.0
Operating, selling, general and administrative expenses	27.2	27.0	27.9
Operating income	12.3	11.5	10.1
Interest expense, net	1.3	1.1	1.0
Other income, net	(0.1)	(0.1)	—
Income before provision for income taxes	11.1	10.4	9.1
Provision for income taxes	4.2	3.9	3.3
Net income	6.9%	6.5%	5.8%

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

Business Combinations

We use the acquisition method in accounting for acquired businesses. Under the acquisition method, our financial statements reflect the operations of an acquired business starting from the completion of the acquisition. The assets acquired and liabilities assumed are recorded at their respective estimated fair values at the date of the acquisition. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. Significant judgment is often required in estimating the fair value of assets acquired, particularly intangible assets. As a result, in the case of significant acquisitions, we normally obtain the assistance of a third-party valuation specialist in estimating fair values of tangible and intangible assets. The fair value estimates are based on available historical information and on expectations and assumptions about the future, considering the perspective of marketplace participants. While we believe those expectations and assumptions are reasonable, they are inherently uncertain. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions.

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

We have one reporting unit which encompasses all operations including new acquisitions. The goodwill impairment test consists of a two-step process, if necessary. We perform a qualitative assessment to determine if it is more likely than not that the fair value is less than the carrying value of goodwill.  The qualitative assessment includes a review of business changes, economic outlook, financial trends and forecasts, growth rates, industry data, market capitalization and other relevant qualitative factors. If the qualitative factors are triggered, we perform the two-step process.  The first step is to compare the fair value of our invested capital to the book value of our invested capital. If the fair value is less than its carrying value, the second step of the impairment test must be performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill.  We believe there is little risk of impairment.

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

RESULTS OF OPERATIONS

Fiscal 2015 As Compared To Fiscal 2014

Sales for fiscal 2015 increased $63.1 million or 7.6% to $894.5 million as compared to $831.4 million in fiscal 2014.  The increase was due to an increase of $78.8 million related to new stores, of which $70.5 million came from the fiscal 2014 and fiscal 2015 acquisitions.  Partially offsetting this was a decrease in comparable store sales of 1.4%.  Additionally, there was a decrease in sales from closed stores amounting to $9.4 million.  There were 361 selling days in both fiscal 2015 and fiscal 2014.

During fiscal 2015, barter sales totaled approximately $5.0 million.  There were no similar transactions in fiscal 2014.

During the year, 92 stores were added and 46 were closed, including 34 locations located in BJ’s Wholesale Clubs.  At March 28, 2015, we had 999 Company-operated stores in operation.

We believe that the decrease in comparable store sales for fiscal 2015 resulted primarily from continued weak economic conditions.

For the year, comparable store traffic and average ticket were down slightly.  Comparable store tire, maintenance and exhaust sales declined in fiscal 2015.  However, other service categories, including brakes, oil changes, front end/shocks and alignments increased on a comparable store basis as compared to the prior year, demonstrating our belief that needed repairs cannot be deferred indefinitely.

Harsh winter weather also negatively impacted sales during the fourth quarter of fiscal 2015, which resulted in stores being closed for periods of time, and consumers reluctant to travel.

Gross profit for fiscal 2015 was $353.3 million or 39.5% of sales as compared with $320.0 million or 38.5% of sales for fiscal 2014.  The increase in gross profit for fiscal 2015, as a percentage of sales, is due to a decrease in total material costs as compared to the prior year, particularly in tires.

Labor costs were relatively flat as a percentage of sales as compared to the prior year through focused payroll control.  Labor productivity, as measured by sales per man hour, improved slightly over the prior year.

Partially offsetting the gross profit improvement was an increase in distribution and occupancy costs as compared to the prior year, in part due to increased warehousing costs related to building inventory ahead of the tariff to lower the impact on overall tire costs.  Additionally, there was margin pressure due to fixed costs against a decrease in comparable store sales.

Operating expenses for fiscal 2015 were $243.6 million or 27.2% of sales compared with $224.6 million or 27.0% of sales for fiscal 2014.  The increase as a percentage of sales is due to the decline in comparable store sales, as well as an increase in due diligence costs as compared to the prior year, partially offset by focused cost control.

Operating income in fiscal 2015 of $109.8 million increased 15.1% compared to operating income of $95.3 million in fiscal 2014, and increased as a percentage of sales from 11.5% to 12.3% for the reasons described above.

Net interest expense for fiscal 2015 increased by approximately $1.9 million as compared to the prior year, and increased as a percentage of sales from 1.1% to 1.3%.  The weighted average debt outstanding for the year ended March 28, 2015 increased by approximately $46 million from fiscal 2014, primarily related to an increase in debt outstanding under our Revolving Credit Facility to fund the purchase of our acquisitions, as well as increased capital leases related to our fiscal 2014 and fiscal 2015 acquisitions.  Partially offsetting this increase was a decrease in the weighted average interest rate of approximately 10 basis points from the prior year.

Our effective tax rate was 37.8% and 37.1%, respectively, of pre-tax income in fiscal 2015 and 2014.  The difference primarily relates to the accounting for uncertain tax positions which may vary from year to year.

Net income for fiscal 2015 increased by $7.3 million, or 13.5%, from $54.5 million in fiscal 2014, to $61.8 million in fiscal 2015, and earnings per diluted share increased by 12.6% from $1.67 to $1.88 due to the factors discussed above.

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

For the year, comparable store traffic was up slightly while average ticket was down.  On a comparable store basis for the year, the brake, exhaust and shock categories each increased by about 1%, while the tire category declined about 1% as consumers traded down from higher priced tires.  However, tire unit sales increased approximately 1% on a comparable store basis.

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

CAPITAL RESOURCES, CONTRACTUAL OBLIGATIONS AND LIQUIDITY

Capital Resources

Our primary capital requirements for fiscal 2015 were divided among the funding of acquisitions for $84.4 million, as well as the upgrading of facilities and systems and the funding of our store expansion program totaling $34.8 million.  In fiscal 2014, our primary capital requirements were divided among the funding of acquisitions for $27.5 million, as well as the upgrading of facilities and systems, and the funding of our store expansion program totaling $32.2 million.  In both fiscal years 2015 and 2014, capital requirements were primarily met by cash flow from operations and from our revolving credit facility.

In fiscal 2016, we intend to open approximately nine new greenfield stores.  Total capital required to open a new greenfield service store ranges, on average, from $360,000 to $990,000 depending on whether the store is leased, owned or land leased.  Total capital required to open a new greenfield tire (land and building leased) location costs, on average, approximately $600,000, including $250,000 for equipment and $150,000 for inventory.

Monro paid dividends of $16.8 million in fiscal 2015.  In May 2015, Monro’s Board of Directors declared its intention to pay a regular quarterly cash dividend of $.15 per common share or common share equivalent beginning with the first quarter of fiscal 2016.

We also plan to continue to seek suitable acquisition candidates.  Management believes that we have sufficient resources available (including cash flow from operations and bank financing) to expand our business as currently planned for the next several years.

Contractual Obligations

Payments due by period under long-term debt, other financing instruments and commitments are as follows:

		Within	1 to	3 to	After
	Total	1 Year	3 Years	5 Years	5 Years
	(Dollars in thousands)
Principal payments on long-term debt	$122,543		$122,543
Capital lease commitments/financing obligations	142,053	$8,908	18,799	$21,767	$92,579
Operating lease commitments	153,147	34,836	53,324	26,877	38,110
Total	$417,743	$43,744	$194,666	$48,644	$130,689

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

In December 2012, the Credit Facility was amended to include the following: the committed sum was increased by $75 million to $250 million; the term was extended for another one and a half years, such that the Credit Facility now expires in December 2017; and the $75 million accordion feature was maintained. There were no other changes in terms including those related to covenants or interest rates.  There are now six banks participating in the syndication.  There was $122.5 million outstanding under the Credit Facility at March 28, 2015.  We were in compliance with all debt covenants as of March 28, 2015.

At March 29, 2014 and March 28, 2015, the interest rate was 125 basis points over LIBOR.

Within the Credit Facility, we have a sub-facility of $40 million for the purpose of issuing standby letters of credit.  The line requires fees aggregating 1.375% annually of the face amount of each standby letter of credit, payable quarterly in arrears.  There was $23.7 million in an outstanding letter of credit at March 28, 2015.

The net availability under the Credit Facility at March 28, 2015 was $103.8 million.

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

In addition, we have financed certain store properties with capital leases/financing obligations, which amount to $142.1 million and are due in installments through 2045.

During fiscal 1995, Monro purchased 12.7 acres of land for $.7 million from the City of Rochester, New York, on which its office/warehouse facility is located.  The City had provided financing for 100% of the cost of the land via a 20-year non-amortizing, non-interest bearing mortgage.  The mortgage was paid in full in fiscal 2015.

INFLATION

We do not believe our operations have been materially affected by inflation.  Monro has been successful, in many cases, in mitigating the effects of merchandise cost increases principally through the use of volume discounts and alternative vendors, as well as selling price increases.  See additional discussion under Risk Factors.

FINANCIAL ACCOUNTING STANDARDS

See “Recent Accounting Pronouncements” in Note 1 to the consolidated financial statements for a discussion of the impact of recently issued accounting standards on our Consolidated Financial Statements as of March 28, 2015 and for the year then ended, as well as the expected impact on the Consolidated Financial Statements for future periods.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Monro is exposed to market risk from potential changes in interest rates.  There was no fixed rate debt outstanding at March 28, 2015.  Given a 1% change in LIBOR, our cash flow exposure on floating rate debt interest expense would result in interest expense fluctuating approximately $1.2 million based upon our debt position at fiscal year ended March 28, 2015.

Debt financing, including current portion, had a carrying amount and a fair value of $122.5 million as of March 28, 2015, as compared to a carrying amount and a fair value of $106.5 million as of March 29, 2014.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Monro Muffler Brake, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Monro Muffler Brake, Inc. and its subsidiary at March 28, 2015 and March 29, 2014, and the results of their operations and their cash flows for each of the three years in the period ended March 28, 2015 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 28, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Rochester, New York

May 27, 2015

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 28,	March 29,
	2015	2014
	(Dollars in thousands)
Assets
Current assets:
Cash and equivalents	$7,730	$1,205
Trade receivables	2,561	2,728
Federal and state income taxes receivable	—	2,171
Inventories	129,727	124,920
Deferred income tax assets	13,942	13,710
Other current assets	21,324	23,382
Total current assets	175,284	168,116
Property, plant and equipment	592,206	531,505
Less - Accumulated depreciation and amortization	(265,454)	(249,622)
Net property, plant and equipment	326,752	281,883
Goodwill	349,088	270,039
Intangible assets	34,555	29,371
Other non-current assets	11,947	10,547
Long-term deferred income tax assets	10,168	—
Total assets	$907,794	$759,956
Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt, capital leases and financing obligations	$8,908	$7,552
Trade payables	62,920	53,321
Federal and state income taxes payable	385	—
Accrued payroll, payroll taxes and other payroll benefits	22,265	20,206
Accrued insurance	32,373	32,353
Warranty reserves	10,752	9,557
Other current liabilities	18,190	13,752
Total current liabilities	155,793	136,741
Long-term capital leases and financing obligations	133,145	81,199
Long-term debt	122,543	105,841
Accrued rent expense	5,342	5,700
Other long-term liabilities	14,458	11,558
Long-term deferred income tax liabilities	—	140
Long-term income taxes payable	2,902	2,793
Total liabilities	434,183	343,972
Commitments and contingencies
Shareholders' equity:
Class C Convertible Preferred Stock, $1.50 par value, $.064 conversion value; 150,000 shares authorized; 32,500 shares issued and outstanding	49	49
Common Stock, $.01 par value, 65,000,000 shares authorized; 38,007,537 and 37,567,902 shares issued at March 28, 2015 and March 29, 2014, respectively	380	376
Treasury Stock, 6,180,489 and 6,076,951 shares at March 28, 2015 and March 29, 2014, respectively, at cost	(95,638)	(90,241)
Additional paid-in capital	160,880	141,365
Accumulated other comprehensive loss	(4,584)	(3,135)
Retained earnings	412,524	367,570
Total shareholders' equity	473,611	415,984
Total liabilities and shareholders' equity	$907,794	$759,956

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended Fiscal March
	2015	2014	2013
	(Amounts in thousands, except
	per share data)
Sales	$894,492	$831,432	$731,997
Cost of sales, including distribution and occupancy costs	541,142	511,458	453,850
Gross profit	353,350	319,974	278,147
Operating, selling, general and administrative expenses	243,561	224,627	204,442
Operating income	109,789	95,347	73,705
Interest expense, net of interest income	11,342	9,470	7,213
Other income, net	(908)	(659)	(332)
Income before provision for income taxes	99,355	86,536	66,824
Provision for income taxes	37,556	32,077	24,257
Net income	$61,799	$54,459	$42,567
Other comprehensive (loss) income:
Changes in pension, net of tax (benefit) provision of ($888), $556 and ($299), respectively	(1,449)	908	(488)
Other comprehensive (loss) income	(1,449)	908	(488)
Comprehensive income	$60,350	$55,367	$42,079
Earnings per share:
Basic	$1.94	$1.72	$1.36
Diluted	$1.88	$1.67	$1.32
Weighted average number of common shares outstanding used in computing earnings per share:
Basic	31,605	31,394	31,067
Diluted	32,944	32,642	32,308

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Class C					Accumulated
	Convertible			Additional		Other
	Preferred	Common	Treasury	Paid-In	Retained	Comprehensive
	Stock	Stock	Stock	Capital	Earnings	Loss	Total
	(Dollars in thousands)
Balance at March 31, 2012	$49	$368	$(86,493)	$119,690	$297,440	$(3,555)	$327,499
Net income					42,567		42,567
Other comprehensive loss:
Pension liability adjustment [($787) pre-tax]						(488)	(488)
Dividends (1):
Preferred					(304)		(304)
Common					(12,436)		(12,436)
Tax benefit from exercise of stock options				2,764			2,764
Exercise of stock options (2)		5	(3,571)	5,922			2,356
Stock option compensation				3,084			3,084
Balance at March 30, 2013	49	373	(90,064)	131,460	327,267	(4,043)	365,042
Net income					54,459		54,459
Other comprehensive income:
Pension liability adjustment ($1,464 pre-tax)						908	908
Dividends (1):
Preferred					(334)		(334)
Common					(13,822)		(13,822)
Tax benefit from exercise of stock options				1,866			1,866
Exercise of stock options (2)		3	(177)	4,488			4,314
Stock option compensation				3,551			3,551
Balance at March 29, 2014	49	376	(90,241)	141,365	367,570	(3,135)	415,984
Net income					61,799		61,799
Other comprehensive loss:
Pension liability adjustment [($2,337) pre-tax]						(1,449)	(1,449)
Dividends (1):
Preferred					(395)		(395)
Common					(16,450)		(16,450)
Stock issuance costs				(14)			(14)
Tax benefit from exercise of stock options				2,208			2,208
Exercise of stock options (2)		4	(5,397)	14,057			8,664
Stock option compensation				3,264			3,264
Balance at March 28, 2015	$49	$380	$(95,638)	$160,880	$412,524	$(4,584)	$473,611

_________________

(1)	Dividends paid per common share or common share equivalent were $.52, $.44 and $.40, respectively, for the years ended March 28, 2015, March 29, 2014 and March 30, 2013.
(2)	Includes the receipt of treasury stock in connection with the exercise of stock options and to partially satisfy tax withholding obligations.

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended Fiscal March
	2015	2014	2013
	(Dollars in thousands)
	Increase (Decrease) in Cash
Cash flows from operating activities:
Net income	$61,799	$54,459	$42,567
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	35,721	31,688	27,500
Stock-based compensation expense	3,264	3,551	3,084
Excess tax benefits from share-based payment arrangements	(121)	(195)	(441)
Net change in deferred income taxes	6,338	4,520	(375)
Gain on bargain purchase	(386)	(217)	—
Loss on disposal of assets	265	373	375
Change in operating assets and liabilities (excluding acquisitions)
Trade receivables	168	107	(511)
Inventories	805	(5,192)	(5,968)
Other current assets	2,622	5,149	(7,176)
Other non-current assets	(498)	1,844	5,468
Trade payables	9,599	(7,685)	15,657
Accrued expenses	2,937	3,656	3,826
Federal and state income taxes payable	4,764	2,031	1,779
Other long-term liabilities	(1,037)	491	(844)
Long-term income taxes payable	109	(637)	(505)
Total adjustments	64,550	39,484	41,869
Net cash provided by operating activities	126,349	93,943	84,436
Cash flows from investing activities:
Capital expenditures	(34,750)	(32,150)	(34,185)
Acquisitions, net of cash acquired	(84,367)	(27,467)	(163,326)
Proceeds from the disposal of assets	409	3,916	3,037
Net cash used for investing activities	(118,708)	(55,701)	(194,474)
Cash flows from financing activities:
Proceeds from borrowings	343,561	304,321	371,031
Principal payments on long-term debt, capital leases and financing obligations	(336,617)	(333,174)	(253,445)
Exercise of stock options	8,664	4,314	2,957
Excess tax benefits from share-based payment arrangements	121	195	441
Dividends paid	(16,845)	(14,156)	(12,740)
Net cash (used for) provided by financing activities	(1,116)	(38,500)	108,244
Increase (decrease) in cash	6,525	(258)	(1,794)
Cash at beginning of year	1,205	1,463	3,257
Cash at end of year	$7,730	$1,205	$1,463

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Background

Monro Muffler Brake, Inc. and its wholly owned subsidiary, Monro Service Corporation (together, “Monro”, “we”, “us”, or “our”), are engaged principally in providing automotive undercar repair and tire services in the United States.  Monro had 999 Company-operated stores, one franchised location and 14 dealer-operated automotive repair centers located in 25 states as of March 28, 2015.  Monro’s operations are organized and managed in one operating segment.

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

“Year ended Fiscal March 2015”: March 30, 2014 – March 28, 2015 (52 weeks)

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

Revenue recognition

Sales are recorded upon completion of automotive undercar repair and tire services provided to customers.  The following was Monro’s sales mix for fiscal 2015, 2014 and 2013:

	Year Ended Fiscal March
	2015	2014	2013
Brakes	15%	15%	15%
Exhaust	3	4	4
Steering	10	9	10
Tires	44	44	42
Maintenance	28	28	29
Total	100%	100%	100%

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

Property, plant and equipment

Property, plant and equipment are stated at cost.  Depreciation of property, plant and equipment is provided on a straight-line basis.  Buildings and improvements related to owned locations are depreciated over lives varying from 10 to 39 years; machinery, fixtures and equipment over lives varying from 5 to 15 years; and vehicles over lives varying from 4 to 10 years.  Computer hardware and software is depreciated over lives varying from 3 to 7 years.  Buildings and improvements related to leased locations are depreciated over the shorter of the asset’s useful life or the reasonably assured lease term, as defined in the accounting guidance on leases.  When property is sold or retired, the cost and accumulated depreciation are eliminated from the accounts and a gain or loss is recorded in the Consolidated Statements of Comprehensive Income.  Expenditures for maintenance and repairs are expensed as incurred.  (See Note 4.)

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

In connection with this review, we recorded an out of period adjustment to record previously unrecognized failed sale-leaseback transactions.  The adjustment resulted in the recognition of additional property of $.4 million and capital leases and financing obligations of $.7 million on our March 2013 Consolidated Balance Sheet.  As some of the stores impacted related to prior year acquisitions, we also recorded increases in goodwill of $1.9 million, deferred income tax assets of $1.2 million and other long-term liabilities of $2.3 million in our Consolidated Balance Sheet as of March 30, 2013.  The impact to the fiscal 2013 Consolidated Statement of Comprehensive Income was recorded in the fourth quarter as a decrease of $1.0 million in occupancy costs and an increase of $.5 million in interest expense.  The Company determined that this adjustment was not material to its fiscal 2013 or prior period Consolidated Financial Statements.

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

We have one reporting unit which encompasses all operations including new acquisitions. The goodwill impairment test consists of a two-step process, if necessary. We perform a qualitative assessment to determine if it is more likely than not that the fair value is less than the carrying value of goodwill.  The qualitative assessment includes a review of business changes, economic outlook, financial trends and forecasts, growth rates, industry data, market capitalization and other relevant qualitative factors. If the qualitative factors are triggered, we perform the two-step process.  The first step is to compare the fair value of our invested capital to the book value of our invested capital. If the fair value is less than its carrying value, the second step of the impairment test must be performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of goodwill with the carrying amount of that goodwill.  If the carrying amount of goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess.  The loss recognized cannot exceed the carrying amount of goodwill.

Intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses and are amortized over their estimated useful lives.  All intangibles and other long-lived assets are reviewed when events or changes in circumstances indicate that the asset’s carrying value may not be recoverable.  If such indicators are present, it is determined whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amounts.  No such indicators were present in fiscal 2015, 2014 or 2013.

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

As a result of our annual qualitative assessment performed in the third quarter of fiscal 2015, there were no impairments.  There have been no triggering events during the fourth quarter of fiscal 2015.

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

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warranty

We provide an accrual for estimated future warranty costs for parts that we install based upon the historical relationship of warranty costs to sales.  Warranty expense related to all product warranties at and for the years ended March 2015, 2014 and 2013 was not material to our financial position or results of operations.  See additional discussion of tire road hazard warranty agreements under the “Revenue recognition” section of this footnote.

Comprehensive income

As it relates to Monro, comprehensive income is defined as net earnings as adjusted for pension liability adjustments and is reported net of related taxes in the Consolidated Statements of Comprehensive Income and in the Consolidated Statements of Changes in Shareholders’ Equity.

Income taxes

Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using tax rates based on currently enacted rules and legislation and anticipated rates that will be in effect when the differences are expected to reverse. The accounting guidance for uncertainties in income tax prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  Monro recognizes a tax benefit from an uncertain tax position in the financial statements only when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits and a consideration of the relevant taxing authority's administrative practices and precedents.  (See Note 7.)

Treasury stock

Treasury stock is accounted for using the par value method.  During the year ended March 30, 2013, Monro’s current Chief Executive Officer surrendered 43,000 shares of Monro’s Common Stock at fair market value to pay the exercise price and to partially satisfy tax withholding obligations on the exercise of 113,000 stock options.  There was no activity for the Chief Executive Officer during the year ended March 29, 2014.  During the year ended March 28, 2015, Monro’s Chief Executive Officer surrendered 77,000 shares of Monro’s Common Stock at fair market value to pay the exercise price on the exercise of 113,000 stock options.

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

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average fair value of options granted during fiscal 2015, 2014 and 2013 was $11.27,  $10.10 and $8.67, respectively.  The fair values of the options granted were estimated on the date of their grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended Fiscal March
	2015	2014	2013
Risk-free interest rate	1.23%	.86%	.53%
Expected life, in years	4	4	4
Expected volatility	27.7%	29.7%	34.0%
Expected dividend yield	.99%	.97%	1.14%

Total stock-based compensation expense included in cost of sales and selling, general and administrative expenses in Monro’s Consolidated Statements of Comprehensive Income for the years ended March 28, 2015, March 29, 2014 and March 30, 2013 was $3.3 million, $3.6 million and $3.1 million, respectively.  The related income tax benefit was $1.2 million, $1.3 million and $1.2 million, respectively.

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

Prepaid advertising at March 28, 2015 and March 29, 2014, and advertising expense for the years ended March 2015, 2014 and 2013, were not material to these financial statements.

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

Recent accounting pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance for the reporting of discontinued operations. This guidance eliminates certain exceptions from reporting discontinued operations that exist under current guidance, and also requires several new disclosures about disposals that qualify as discontinued operations. This guidance is effective for fiscal years and interim periods within those years beginning on or after December 15, 2014, with early adoption permitted. The adoption of this guidance is not anticipated to have a material effect on our Consolidated Financial Statements.

In May 2014, the FASB issued new accounting guidance for the reporting of revenue from contracts with customers. This guidance provides guidelines a company will apply to determine the measurement of revenue and timing of when it is recognized. In April 2015, the FASB proposed the deferral of the effective date by one year.  Under the proposal, this guidance is effective for the first interim period within annual reporting periods beginning after December 15, 2017.  Early adoption is permitted, but not before years beginning after December 15, 2016. We are currently evaluating the potential effect of the adoption of this guidance on our Consolidated Financial Statements.

In January 2015, the FASB issued new accounting guidance related to the disclosure requirements for extraordinary items.  The standard eliminates the concept of extraordinary items on the income statement.  This pronouncement is effective for fiscal years and interim periods within those years beginning after December 15, 2015.  The adoption of this guidance is not expected to have a material effect on our Consolidated Financial Statements.

In February 2015, the FASB issued new accounting guidance that is intended to improve targeted areas of consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. This standard simplifies consolidation accounting by reducing the number of consolidation models and will require all entities to re-evaluate consolidation conclusions regarding variable interest entities.  This pronouncement is effective for fiscal years and for interim periods within those years beginning after December 15, 2015.  The adoption of this guidance is not anticipated to have a material effect on our Consolidated Financial Statements.

In April 2015, the FASB issued new accounting guidance related to the presentation of debt issuance costs.  This standard will require debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability rather than as an asset.  These costs will continue to be amortized to interest expense using the effective interest method.  This pronouncement is effective for fiscal years and for interim periods within those years beginning after December 15, 2015.  Retrospective adoption is required.   We do not expect this pronouncement to have a material effect on our Consolidated Financial Statements.

In April 2015, the FASB issued new accounting guidance related to the measurement date of an employer's defined benefit obligation and plan assets.  The new guidance permits a reporting entity with a fiscal year-end that does not coincide with a month-end to measure defined benefit plan assets and obligations using the month-end that is closest to the entity's fiscal year-end and apply that practical expedient consistently from year to year. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. The new guidance should be applied on a prospective basis. The adoption of this standard will not have a material impact on our Consolidated Financial Statements.

Other recent authoritative guidance issued by the FASB (including technical corrections to the Accounting Standards Codification) and the Securities and Exchange Commission did not, or are not expected to have a material effect on our Consolidated Financial Statements.

NOTE 2 – ACQUISITIONS

Monro’s acquisitions are strategic moves in our plan to fill in and expand our presence in our existing and contiguous markets, and leverage fixed operating costs such as distribution and advertising.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subsequent Events

On April 25, 2015, we acquired the Car-X Brand, as well as the franchise rights for 146 auto service centers from Car-X Associates Corp., a subsidiary of Tuffy Associates Corp.  The Car-X stores are owned and operated by 32 independent Car-X franchisees in Illinois, Indiana, Iowa, Kentucky, Minnesota, Missouri, Ohio, Tennessee, Texas and Wisconsin. The stores will continue to be operated under the Car-X name.   The acquisition was financed through our existing credit facility.

Fiscal 2015

During fiscal 2015, we acquired the following businesses for an aggregate purchase price of $87.9 million.  The acquisitions were financed through our existing credit facility.  The results of operations for these acquisitions are included in Monro’s financial results from the respective acquisition dates.

•	On March 1, 2015, we acquired eight retail tire and automotive repair stores located in Florida from Martino Tire Stores. These stores operate under The Tire Choice name.

•	On December 7, 2014, we acquired nine retail tire and automotive repair stores located in Florida from Gold Coast Tire & Auto Centers. These stores operate under The Tire Choice name.

•

During July and December 2014 and March 2015, we acquired five retail tire and automotive repair stores located in New York, Georgia and New Jersey through five separate transactions. These stores operate under the Mr. Tire name.

•	On September 28, 2014, we acquired nine retail tire and automotive repair stores located in Georgia from Wood & Fullerton Stores, LLC. These stores operate under the Mr. Tire name.

•	On August 8, 2014, we acquired 35 retail tire and automotive repair stores located in Florida from Hennelly Tire & Auto, Inc. These stores operate under The Tire Choice name.

•

On June 15, 2014, we acquired ten and nine retail tire and automotive repair stores located in Michigan from Lentz U.S.A. Service Centers, Inc. and Kan Rock Tire Company, Inc., respectively.  Two of the acquired stores were never opened. These stores operate under the Monro Brake & Tire name.

•

On April 13, 2014, we acquired two retail tire and automotive repair stores located in New Hampshire from Bald Tire & Auto, Inc. These stores were previously Tire Warehouse franchise locations and continue to operate under the Tire Warehouse name.

The acquisitions resulted in goodwill related to, among other things, growth opportunities, synergies and economies of scale expected from combining these businesses with ours, and unidentifiable intangible assets. All of the goodwill is expected to be deductible for tax purposes. We have recorded finite-lived intangible assets at their estimated fair value related to customer relationships, trade name and favorable leases.

We expensed all costs related to acquisitions during fiscal 2015. The total costs related to completed acquisitions were $1.1 million for the year ended March 28, 2015.  These costs are included in the Consolidated Statements of Comprehensive Income primarily under operating, selling, general and administrative expenses.

Sales and net income for the fiscal 2015 acquired entities totaled $52.2 million and approximately $.5 million, respectively, for the period from acquisition date through March 28, 2015.

Supplemental pro forma information for the current or prior reporting periods has not been presented due to the impracticability of obtaining detailed, accurate or reliable data for the periods the acquired entities were not owned by Monro.

The preliminary fair values of identifiable assets acquired and liabilities assumed were based on preliminary valuation data and estimates. The excess of the net purchase price over the net tangible and intangible assets acquired was recorded as goodwill.  Where

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the fair value of the net tangible and intangible assets exceeds the net purchase price, a gain was recorded.  The preliminary allocation of the aggregate purchase price as of March 28, 2015 was as follows:

As of Acquisition Date
(Dollars in thousands)
Inventories	$5,648
Other current assets	567
Property, plant and equipment	31,271
Intangible assets	9,216
Deferred income tax assets	15,354
Other non-current assets	128
Total assets acquired	62,184
Warranty reserves	925
Other current liabilities	2,837
Long-term capital leases and financing obligations	47,803
Other long-term liabilities	1,639
Total liabilities assumed	53,204
Total net identifiable assets acquired	$8,980
Total consideration transferred	$87,910
Plus: gain on bargain purchase	386
Less: total net identifiable assets acquired	8,980
Goodwill	$79,316

The following are the intangible assets acquired and their respective fair values and weighted average useful lives.

	As of Acquisition Date
		Weighted
	Dollars	Average
	in thousands	Useful Life
Customer lists	$4,073	7 years
Trade name	3,548	14 years
Favorable leases	1,595	17 years
Total	$9,216	11 years

We continue to refine the valuation data and estimates related to road hazard warranty, intangible assets, real estate and real property leases for the fiscal 2015 acquisitions and expect to complete the valuations no later than the first anniversary date of the respective acquisition.  We anticipate that adjustments will continue to be made to the fair values of identifiable assets acquired and liabilities assumed and those adjustments may or may not be material.

Fiscal 2014

During fiscal 2014, we acquired the following businesses for an aggregate purchase price of $27.5 million.  The acquisitions were financed through our existing credit facility.  The results of operations for these acquisitions are included in Monro’s financial results from the respective acquisition dates.

•	On March 2, 2014, we acquired one retail tire and automotive repair store located in Kentucky from Hometown Tire Company, Inc. This store operates under the Ken Towery Tire and Auto Care name.

•	On November 17, 2013, we acquired six retail tire and automotive repair stores located in Maryland and Delaware from Carl King Tire Co., Inc. These stores operate under the Mr. Tire name.

•	On November 17, 2013, we acquired four retail tire and automotive repair stores located in Kentucky from S&S Firestone, Inc. These stores operate under the Ken Towery Tire and Auto Care name.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	On October 20, 2013, we acquired two retail tire and automotive repair stores located in North Carolina from XL Tire, Inc. These stores operate under the Tread Quarters name.

•	On August 18, 2013, we acquired ten retail tire and automotive repair stores located in Virginia and Maryland from Curry’s Automotive Group. These stores operate under the Curry’s/Mr. Tire name.

•	On August 11, 2013, we acquired one retail tire and automotive repair store located in New Jersey from Mitchell Tire Service. This store operates under the Mr. Tire name.

The acquisitions resulted in goodwill related to, among other things, growth opportunities, synergies and economies of scale expected from combining these businesses with ours, and unidentifiable intangible assets. All of the goodwill is expected to be deductible for tax purposes. We have recorded finite-lived intangible assets at their fair value related to customer relationships, trade name, favorable leases and a non-compete agreement.

We expensed all costs related to acquisitions during fiscal 2014. The total costs related to completed acquisitions were not material to the Consolidated Statements of Comprehensive Income.  These costs are included in the Consolidated Statements of Comprehensive Income primarily under operating, selling, general and administrative expenses.

Sales and net income for the fiscal 2014 acquired entities totaled $15.1 million and approximately $.1 million, respectively, for the period from acquisition date through March 29, 2014.

Supplemental pro forma information for the current or prior reporting periods has not been presented due to the impracticability of obtaining detailed, accurate or reliable data for the periods the acquired entities were not owned by Monro.

We finalized the purchase accounting relative to the fiscal 2014 acquisitions during fiscal 2015. As a result of the final purchase price allocations, certain of the fair value amounts previously estimated were adjusted during the measurement period. These measurement period adjustments related to updated valuation reports and appraisals received from our external valuation specialists, as well as revisions to internal estimates. The changes in estimates recorded in fiscal 2015 include an increase in property, plant and equipment of $1.2 million; an increase in intangible assets of $.8 million; an increase in the long-term deferred income tax assets of $.6 million; an increase in the current portion of long-term debt, capital leases and financing obligations of $.1 million; an increase in long-term capital leases and financing obligations of $2.9 million; and a decrease in other liabilities of $.7 million. The measurement period adjustments resulted in a decrease to goodwill of $.3 million.

We have recorded the identifiable assets acquired and liabilities assumed at their fair values as of their respective acquisition dates, with the remainder recorded as goodwill as follows:

As of Acquisition Date
(Dollars in thousands)
Inventories	$1,513
Other current assets	120
Property, plant and equipment	9,786
Intangible assets	2,069
Deferred income tax assets	748
Other non-current assets	94
Total assets acquired	14,330
Warranty reserves	176
Other current liabilities	801
Long-term capital leases and financing obligations	2,958
Other long-term liabilities	369
Total liabilities assumed	4,304
Total net identifiable assets acquired	$10,026
Total consideration transferred	$27,482
Plus: gain on bargain purchase	217
Less: total net identifiable assets acquired	10,026
Goodwill	$17,673

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following are the intangible assets acquired and their respective fair values and weighted average useful lives.

	As of Acquisition Date
		Weighted
	Dollars	Average
	in thousands	Useful Life
Customer lists	$776	7 years
Trade name	500	7 years
Favorable leases	778	10 years
Non-compete agreement	15	3 years
Total	$2,069	8 years

NOTE 3 – OTHER CURRENT ASSETS

The composition of other current assets is as follows:

	Year Ended Fiscal March
	2015	2014
	(Dollars in thousands)
Vendor rebates receivable	$10,530	$7,258
Other	10,794	16,124
	$21,324	$23,382

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

The major classifications of property, plant and equipment are as follows:

	March 28, 2015			March 29, 2014
		Assets Under			Assets Under
		Capital Lease/			Capital Lease/
	Assets	Financing		Assets	Financing
	Owned	Obligations	Total	Owned	Obligations	Total
	(Dollars in thousands)
Land	$77,499		$77,499	$69,836		$69,836
Buildings and improvements	204,523	$89,148	293,671	186,093	$66,057	252,150
Equipment, signage and fixtures	196,039		196,039	183,373		183,373
Vehicles	21,803		21,803	19,632	67	19,699
Construction-in-progress	3,194		3,194	6,447		6,447
	503,058	89,148	592,206	465,381	66,124	531,505
Less - Accumulated depreciation and amortization	239,474	25,980	265,454	226,870	22,752	249,622
	$263,584	$63,168	$326,752	$238,511	$43,372	$281,883

Depreciation expense totaled $32.1 million, $28.6 million and $24.7 million for the fiscal years ended March 2015, 2014 and 2013, respectively.

Amortization expense recorded under capital leases and financing obligations and included in depreciation expense above totaled $5.7 million, $5.2 million and $3.9 million for the fiscal years ended March 2015, 2014 and 2013, respectively.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill during fiscal 2015 and 2014 were as follows:

Dollars in thousands
Balance at March 30, 2013	$249,803
Fiscal 2014 acquisitions	17,940
Adjustments to fiscal 2013 purchase accounting	2,296
Balance at March 29, 2014	270,039
Fiscal 2015 acquisitions	79,316
Adjustments to fiscal 2014 purchase accounting	(267)
Balance at March 28, 2015	$349,088

The composition of other intangible assets is as follows:

	Year Ended Fiscal March
	2015		2014
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(Dollars in thousands)
Customer lists	$23,648	$11,024	$19,566	$8,548
Trade names	17,550	5,791	14,003	4,648
Favorable leases	15,074	4,925	12,700	3,751
Other intangible assets	660	637	660	611
Total intangible assets	$56,932	$22,377	$46,929	$17,558

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Monro’s intangible assets are being amortized over their estimated useful lives.  The weighted average useful lives of Monro’s intangible assets are approximately nine years for customer lists, 14 years for trade names, 15 years for favorable leases and five years for other intangible assets.

Amortization of intangible assets, excluding amortization of favorable leases included in rent expense, during fiscal 2015, 2014 and 2013 totaled $3.6 million, $3.1 million and $2.8 million, respectively.

Estimated future amortization of intangible assets is as follows:

	Customer lists/
	Trade names/	Favorable
Year Ending Fiscal March	Other	Leases
	(Dollars in thousands)
2016	$3,750	$1,086
2017	3,601	1,029
2018	3,533	1,002
2019	3,272	962
2020	2,244	940

NOTE 6 – LONG-TERM DEBT, CAPITAL LEASES AND FINANCING OBLIGATIONS

Long-term debt, capital leases and financing obligations consist of the following:

	March 28,	March 29,
	2015	2014
	(Dollars in thousands)
Revolving Credit Facility, LIBOR-based (a)	$122,543	$105,841
Long-term debt	$122,543	$105,841
Obligations under capital leases and financing obligations at various interest rates, due in installments through 2045	$142,053	$88,091
Mortgage Note Payable, non-interest bearing, secured by warehouse and office land, due in one installment in 2015	0	660
Less – Current portion of long-term debt, capital leases and financing obligations	(8,908)	(7,552)
Long-term capital leases and financing obligations	$133,145	$81,199

_________________

(a)	The London Interbank Offered Rate (LIBOR) at March 28, 2015 was .18%.

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

In December 2012, the Credit Facility was amended to include the following: the committed sum was increased by $75 million to $250 million; the term was extended for another one and a half years, such that the Credit Facility now expires in December 2017; and the $75 million accordion feature was maintained. There were no other changes in terms including those related to covenants or interest rates.  There are now six banks participating in the syndication.  There was $122.5 million outstanding under the Credit Facility at March 28, 2015.  We were in compliance with all debt covenants as of March 28, 2015.

At March 28, 2015 and March 29, 2014, the interest rate was 125 basis points over LIBOR.

Within the Credit Facility, we have a sub-facility of $40 million for the purpose of issuing standby letters of credit.  The line requires fees aggregating 1.375% annually of the face amount of each standby letter of credit, payable quarterly in arrears.  There was $23.7 million in an outstanding letter of credit at March 28, 2015.

The net availability under the Credit Facility at March 28, 2015 was $103.8 million.

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

Long-term debt, including current portion, had a carrying amount and a fair value of $122.5 million as of March 28, 2015, as compared to a carrying amount and a fair value of $106.5 million as of March 29, 2014.  The fair value of long-term debt was estimated based on discounted cash flow analyses using either quoted market prices for the same or similar issues, or the current interest rates offered to Monro for debt with similar maturities.

In addition, we have financed certain store properties and vehicles with capital leases/financing obligations, which amount to $142.1 million and are due in installments through 2045.

During fiscal 1995, Monro purchased 12.7 acres of land for $.7 million from the City of Rochester, New York, on which its office/warehouse facility is located.  The City had provided financing for 100% of the cost of the land via a 20-year non-amortizing, non-interest bearing mortgage.  The mortgage was paid in full in fiscal 2015.

Aggregate debt maturities over the next five years are as follows:

	Capital Leases/
	Financing Obligations
	Aggregate	Imputed	All Other
Year Ending Fiscal March	Amount	Interest	Debt	Total
	(Dollars in thousands)

2016	$19,075	$(10,167)		$8,908
2017	18,601	(9,624)		8,977
2018	18,809	(8,987)	$122,543	132,365
2019	18,779	(8,275)		10,504
2020	18,810	(7,547)		11,263

NOTE 7 – INCOME TAXES

The components of the provision for income taxes are as follows:

	Year Ended Fiscal March
	2015	2014	2013
	(Dollars in thousands)
Current -
Federal	$28,262	$25,978	$22,366
State	2,956	1,579	2,266
	31,218	27,557	24,632
Deferred -
Federal	6,194	4,793	(101)
State	144	(273)	(274)
	6,338	4,520	(375)
Total	$37,556	$32,077	$24,257

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax (liabilities) assets consist of the following:

	March 28,	March 29,
	2015	2014
	(Dollars in thousands)
Goodwill	$(24,167)	$(18,189)
Other	(939)	(734)
Total deferred tax liabilities	(25,106)	(18,923)
Property and equipment	20,592	5,815
Insurance reserves	10,813	9,774
Warranty and other reserves	4,538	4,228
Stock options	3,729	3,897
Accrued compensation	1,913	1,650
Deferred rent	1,861	1,961
Other	5,770	5,168
Total deferred tax assets	49,216	32,493
Net deferred tax assets	$24,110	$13,570

We have $4.8 million of state net operating loss carryforwards available as of March 28, 2015.  The carryforwards expire in varying amounts through 2035.  Based on all available evidence, we have determined that it is more likely than not that sufficient taxable income of the appropriate character within the carryforward period will exist for the realization of the tax benefits on existing state net operating loss carryforwards.

We believe it is more likely than not that all other future tax benefits will be realized as a result of current and future income.

A reconciliation between the U. S. federal statutory tax rate and the effective tax rate reflected in the accompanying financial statements is as follows:

	Year Ended Fiscal March
	2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Federal income tax based on statutory tax rate applied to income before taxes	$34,774	35.0	$30,287	35.0	$23,388	35.0
State income tax, net of federal income tax benefit	2,170	2.2	2,097	2.4	1,159	1.7
Other	612	0.6	(307)	(0.3)	(290)	(0.4)
	$37,556	37.8	$32,077	37.1	$24,257	36.3

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a rollforward of Monro’s liability for income taxes associated with unrecognized tax benefits:

Dollars in thousands
Balance at March 31, 2012	$5,484
Tax positions related to current year:
Additions	1,198
Reductions
Tax positions related to prior years:
Additions
Reductions
Settlements	(266)
Lapses in statutes of limitations	(712)
Balance at March 30, 2013	5,704
Tax positions related to current year:
Additions	1,678
Reductions
Tax positions related to prior years:
Additions
Reductions	(88)
Settlements	(381)
Lapses in statutes of limitations	(1,013)
Balance at March 29, 2014	5,900
Tax positions related to current year:
Additions	2,066
Reductions
Tax positions related to prior years:
Additions	164
Reductions	33
Settlements
Lapses in statutes of limitations	(668)
Balance at March 28, 2015	$7,495

The total amount of unrecognized tax benefits was $7.5 million at March 28, 2015, the majority of which, if recognized, would affect the effective tax rate.

In the normal course of business, Monro provides for uncertain tax positions and the related interest and penalties, and adjusts its unrecognized tax benefits and accrued interest and penalties accordingly.  During the year ended March 28, 2015, we recognized interest and penalties of approximately $.1 million in income tax expense; and during the years ended March 29, 2014 and March 30, 2013, we recorded a benefit from the reversal of accrued interest and penalties of approximately $.1 million and $.2 million, respectively, in income tax expense.  Additionally, we had approximately $.4 million and $.3 million of interest and penalties associated with uncertain tax benefits accrued as of March 28, 2015 and March 29, 2014, respectively.

We file U.S. federal income tax returns and income tax returns in various state jurisdictions.  Monro’s fiscal 2012 through 2015 U.S. federal tax years and various state tax years remain subject to income tax examinations by tax authorities.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 – STOCK OWNERSHIP

A summary of the changes in the number of shares of Common Stock, Class C preferred stock and treasury stock is as follows:

		Class C
	Common	Convertible
	Stock	Preferred	Treasury
	Shares	Stock Shares	Stock
	Issued	Issued	Shares
Balance at March 31, 2012	36,855,258	32,500	5,967,991
Stock options exercised	472,709		105,845
Balance at March 30, 2013	37,327,967	32,500	6,073,836
Stock options exercised	239,935		3,115
Balance at March 29, 2014	37,567,902	32,500	6,076,951
Stock options exercised	439,635		103,538
Balance at March 28, 2015	38,007,537	32,500	6,180,489

In March 2012, Monro’s Board of Directors approved a resolution to amend Monro’s Restated Certificate of Incorporation, subject to shareholder approval, to increase the number of authorized shares of Common Stock from 45,000,000 to 65,000,000.  Monro’s shareholders approved the increase at our Annual Shareholders’ meeting on August 7, 2012.

Holders of at least 60% of the Class C preferred stock must approve any action authorized by the holders of Common Stock.  In addition, there are certain restrictions on the transferability of shares of Class C preferred stock.  In the event of a liquidation, dissolution or winding-up of Monro, the holders of the Class C preferred stock would be entitled to receive $1.50 per share out of the assets of Monro before any amount would be paid to holders of Common Stock.  The conversion value of the Class C convertible preferred stock was $.064 per share at March 28, 2015 and March 29, 2014.

NOTE 9 – SHARE BASED COMPENSATION

Monro currently grants stock option awards under the 2007 Incentive Stock Option Plan (the “2007 Plan”).  The 2007 Plan was authorized by the Board of Directors in June 2007, initially reserving 873,000 shares (as retroactively adjusted for stock splits) of Common Stock for issuance to eligible employees and all non-employee directors.  The 2007 Plan was approved by shareholders in August 2007.  Prior to fiscal 2008, Monro had options outstanding under three other stock option plans: the 1994 Non-Employee Directors Stock Option Plan (the “1994 Plan”) (which was approved by shareholders in August 1995); the 1998 Incentive Stock Option Plan (the “1998 Plan”) (which was approved by shareholders in August 1999); and the 2003 Non-Employee Directors Stock Option Plan (the “2003 Plan”) (which was approved by shareholders in August 2003), collectively the “Prior Plans”.  Upon shareholder approval of the 2007 Plan, all shares of Common Stock available for award under the 1998 and 2003 Plans were transferred to, and made available for award under the 2007 Plan.  The 1994 Plan had no options available for grant upon adoption of the 2007 Plan.  No further option grants may be made under the Prior Plans, although outstanding awards under the Prior Plans will remain outstanding in accordance with the terms of those plans and the stock option agreements entered into under those plans.

The 1994 Plan had a total of 675,345 common shares authorized for issuance; the 1998 Plan had a total of 4,016,250 shares authorized for issuance; and the 2003 Plan had a total of 315,000 shares authorized for issuance (all as retroactively adjusted for stock splits).  Upon authorization of the 2007 Plan by shareholders, 628,620 shares (as retroactively adjusted for stock splits) were transferred from the 1998 and 2003 Plans into the 2007 Plan, bringing the total authorized shares to 1,501,620 (as retroactively adjusted for stock splits).  In addition, in May 2013 and 2010, the Compensation Committee of the Board of Directors authorized an additional 2,000,000 and 1,500,000 shares (as retroactively adjusted for stock splits), respectively, of common stock for grant under the 2007 Plan, which were approved by shareholders in August 2013 and August 2010, respectively.  At March 28, 2015, there was a total of 5,001,620 shares authorized for grant under the 2007 Plan (as retroactively adjusted for stock splits), including the shares transferred from the 1998 and 2003 Plans.

Generally, employee options vest over a four year period, and have a duration of six to ten years.  Outstanding options are exercisable for various periods through March 2021.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of changes in outstanding stock options is as follows:

	Weighted
	Average
	Exercise	Options
	Price	Outstanding
At March 31, 2012	$22.75	1,851,588
Granted	$35.19	511,600
Exercised	$12.54	(472,709)
Canceled	$29.99	(26,365)
At March 30, 2013	$28.66	1,864,114
Granted	$45.38	181,400
Exercised	$18.73	(239,935)
Canceled	$35.48	(32,178)
At March 29, 2014	$31.58	1,773,401
Granted	$52.73	211,225
Exercised	$31.98	(439,635)
Canceled	$43.04	(26,661)
At March 28, 2015	$34.21	1,518,330

The total shares exercisable at March 28, 2015, March 29, 2014 and March 30, 2013 was 1,098,601,  1,160,572 and 984,917, respectively.  The weighted average exercise price of all shares exercisable at March 28, 2015 was $31.09.  There were 1,963,763 shares available for grant at March 28, 2015.

The weighted average contractual term of all options outstanding at March 28, 2015 and March 29, 2014 was 2.7 years and 3.1 years, respectively.  The aggregate intrinsic value of all options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) outstanding at March 28, 2015 and March 29, 2014 was $46.7 million and $44.2 million, respectively.

The weighted average contractual term of all options exercisable at March 28, 2015 and March 29, 2014 was 2.2 years and 2.8 years, respectively.  The aggregate intrinsic value of all options exercisable at March 28, 2015 and March 29, 2014 was $37.2 million and $31.5 million, respectively.

A summary of the status of and changes in nonvested stock options granted is as follows:

		Weighted
		Average
		Grant-Date
		Fair Value
	Options	(per Option)
Non-vested at March 31, 2012	722,075	$8.16
Granted	511,600	$8.67
Vested	(332,566)	$7.98
Canceled	(21,912)	$8.26
Non-vested at March 30, 2013	879,197	$8.52
Granted	181,400	$10.11
Vested	(417,743)	$8.66
Canceled	(30,025)	$8.90
Non-vested at March 29, 2014	612,829	$8.88
Granted	211,225	$11.27
Vested	(382,197)	$9.22
Canceled	(22,128)	$10.37
Non-vested at March 28, 2015	419,729	$9.70

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about fixed stock options outstanding at March 28, 2015:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average	Shares	Average
Range of	Shares	Remaining	Exercise	Under	Exercise
Exercise Prices	Under Option	Life	Price	Option	Price
$11.57 - $26.64	369,869	2.03	$19.00	369,869	$19.00
$26.65 - $33.64	500,486	2.56	$33.34	331,862	$33.35
$33.65 - $44.46	367,354	2.11	$37.88	309,333	$37.63
$44.47 - $67.09	280,621	4.63	$50.98	87,537	$50.45

During the fiscal years ended March 28, 2015, March 29, 2014 and March 30, 2013, the fair value of awards vested under Monro’s stock plans was $3.5 million, $3.6 million and $2.7 million, respectively.

The aggregate intrinsic value is based on Monro’s closing stock price of $64.96,  $56.51 and $39.71 as of the last trading day of the periods ended March 28, 2015, March 29, 2014 and March 30, 2013, respectively.  The aggregate intrinsic value of options exercised during the fiscal years ended March 28, 2015, March 29, 2014 and March 30, 2013 was $10.3 million, $7.4 million and $10.6 million, respectively.  As of March 28, 2015, there was $3.1 million of unrecognized compensation expense related to non-vested fixed stock options that is expected to be recognized over a weighted average period of approximately two years.

Cash received from option exercises under all stock option plans was $8.7 million, $4.3 million and $3.0 million for the fiscal years ended March 28, 2015, March 29, 2014 and March 30, 2013, respectively.  The actual tax benefit realized for the tax deductions from option exercises was $2.2 million, $1.9 million and $2.8 million for the fiscal years ended March 28, 2015, March 29, 2014 and March 30, 2013, respectively.

Monro issues new shares of Common Stock upon the exercise of stock options.

NOTE 10 – EARNINGS PER COMMON SHARE

The following is a reconciliation of basic and diluted earnings per common share for the respective years:

	Year Ended Fiscal March
	2015	2014	2013
	(Amounts in thousands, except per share data)
Numerator for earnings per common share calculation:
Net Income	$61,799	$54,459	$42,567
Less: Preferred stock dividends	(395)	(334)	(304)
Income available to common stockholders	$61,404	$54,125	$42,263
Denominator for earnings per common share calculation:
Weighted average common shares, basic	31,605	31,394	31,067
Effect of dilutive securities:
Preferred stock	760	760	760
Stock options	579	488	481
Weighted average common shares, diluted	32,944	32,642	32,308
Basic earnings per common share:	$1.94	$1.72	$1.36
Diluted earnings per common share:	$1.88	$1.67	$1.32

The computation of diluted earnings per common share for fiscal 2015, 2014 and 2013 excludes the effect of assumed exercise of approximately 145,000, 91,000 and 955,000 of stock options, respectively, as the exercise price of these options was greater than the average market value of Monro’s Common Stock for those periods, resulting in an anti-dilutive effect on diluted earnings per share.

NOTE 11 – OPERATING LEASES AND OTHER COMMITMENTS

We lease retail facilities under noncancellable lease agreements which expire at various dates through fiscal 2041.  In addition to stated minimum payments, certain real estate leases have provisions for contingent rentals when retail sales exceed specified levels.  Generally, the leases provide for renewal for various periods at stipulated rates.  Most of the facilities’ leases require payment of

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

property taxes, insurance and maintenance costs in addition to rental payments, and several provide an option to purchase the property at the end of the lease term.

In recent years, we have entered into agreements for the sale/leaseback of certain stores.  Realized gains are deferred and are credited to income as rent expense adjustments over the lease terms.  We have lease renewal options under the real estate agreements at projected future fair market values.

Future minimum payments required under noncancellable leases (including closed stores) are as follows:

		Less -
		Sublease
Year Ending Fiscal March	Leases	Income	Net
	(Dollars in thousands)
2016	$35,169	$(333)	$34,836
2017	30,022	(193)	29,829
2018	23,638	(143)	23,495
2019	16,484	(76)	16,408
2020	10,514	(45)	10,469
Thereafter	38,178	(68)	38,110
Total	$154,005	$(858)	$153,147

Rent expense under operating leases, net of sublease income, totaled $35,541,000,  $32,841,000 and $32,204,000 in fiscal 2015, 2014 and 2013, respectively, including contingent rentals of $44,000,  $59,000 and $85,000 in each respective fiscal year.  Sublease income totaled $468,000,  $533,000 and $636,000, respectively, in fiscal 2015, 2014 and 2013.

We enter into contracts with parts and tire suppliers, certain of which require us to buy (at market prices) up to 100% of our annual purchases of specific products.  The agreements expire at various dates through July 2017.  We believe these agreements provide us with high quality, branded merchandise at preferred pricing, along with strong marketing and training support.

In May 2015, we entered into a new employment agreement with our Executive Chairman, Robert G. Gross.  Such agreement is effective October 1, 2015, has a three-year term and provides an annual base salary of $120,000.

On August 7, 2012, we entered into an employment agreement with Mr. Gross.  Such agreement became effective on October 1, 2012, has a  three-year term and provides an annual base salary of $420,000.  Effective October 2014, the salary of Mr. Gross was reduced by $60,000.  Such voluntary salary reduction was implemented at the direction of Mr. Gross, who requested that the Company use the funds made available by such reduction to provide assistance to Monro employees facing financial hardships.  No other changes to Mr. Gross’ compensation were made.  Mr. Gross’ new annual salary of $360,000 was effective beginning October 1, 2014.

In connection with a previous employment agreement with Mr. Gross, in consideration for Mr. Gross’ covenant not-to-compete with Monro or to solicit its employees, Monro began paying him an additional $750,000, payable in five equal installments of $150,000, beginning on October 1, 2012.  These payments will continue through October 1, 2016.

On August 7, 2012, we entered into a new employment agreement with John W. Van Heel in recognition of his promotion to Chief Executive Officer.  Such agreement became effective on October 1, 2012, has a five-year term and provides a base salary of $550,000.

On October 1, 2012, and in consideration of his execution of his employment agreement, Monro’s Compensation Committee awarded to Mr. Van Heel an option to purchase 300,000 shares of Monro’s Common Stock at an exercise price equal to the closing price of Monro’s Common Stock on the date of the award of $33.64 per share, pursuant to our 2007 Stock Incentive Plan.  These options vest equally over four years, beginning October 1, 2013.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2014, we entered into a new employment agreement with Joseph Tomarchio Jr., Executive Vice President.  Such agreement became effective April 1, 2014, and superseded Monro’s previous employment contract with Mr. Tomarchio, which was set to expire in December 2014.  The agreement extends Mr. Tomarchio’s employment as an Executive Vice President of Monro through June 2017 at a reduced schedule, and provides a base salary of $242,500.

In August 2014, we entered into a new employment agreement with Catherine D’Amico, Executive Vice President and Chief Financial Officer.  The agreement became effective on September 1, 2014 and superseded Monro’s previous employment contract set to expire in December 2014.  The agreement extends Ms. D’Amico’s employment with Monro through August 2018.  During the term of the agreement, Ms. D’Amico will continue in her current role as Monro’s Executive Vice President and Chief Financial Officer until December 31, 2016 (the “Executive Period”).  Following the Executive Period and until August 31, 2018, Ms. D’Amico will provide services on a part-time basis as requested by Monro (the “Transition Period”).

Under the agreement and during the Executive Period, Ms. D’Amico is paid an annual base salary of $350,200 until March 31, 2015, and will be paid an annual base salary of $375,000 from April 1, 2015 to the end of the Executive Period.  During the Transition Period, Monro will pay Ms. D’Amico an hourly rate to be agreed upon between the parties.

On August 27, 2014, and in consideration of her execution of her agreement, Monro’s Compensation Committee awarded to Ms. D’Amico a five year option to purchase 35,000 shares of Monro’s Common Stock at an exercise price equal to the closing price of Monro’s Common Stock on the date of the award of $52.82 per share, pursuant to our 2007 Stock Incentive Plan.  These options will vest equally over four years, beginning August 26, 2015.

In accordance with the policy adopted by Monro’s Compensation Committee in May 2009, no executives’ contracts include any provision for the payment of what is commonly referred to as an “excise tax gross-up” with respect to payments received by an executive upon a Change in Control (as defined in the Agreements).

NOTE 12 – EMPLOYEE RETIREMENT AND PROFIT SHARING PLANS

We sponsor a noncontributory defined benefit pension plan for Monro employees and the former Kimmel Automotive, Inc. employees.  In fiscal 2005, the previously separate Monro and Kimmel pension plans were merged.  The merged plan provides benefits to certain full-time employees who were employed with Monro and with Kimmel prior to April 2, 1998 and May 15, 2001, respectively.

Effective as of those dates, each company’s Board of Directors approved plan amendments whereby the benefits of each of the defined benefit plans would be frozen and the plans would be closed to new participants.  Prior to these amendments, coverage under the plans began after employees completed one year of service and attained age 21.  Benefits under both plans, and now the merged plan, are based primarily on years of service and employees’ pay near retirement.  The funding policy for Monro’s merged plan is consistent with the funding requirements of Federal law and regulations.  The measurement date used to determine the pension plan measurements disclosed herein is March 31 for both 2015 and 2014.

The (underfunded)/overfunded status of Monro’s defined benefit plan is recognized as an other long-term liability/other non-current asset in the Consolidated Balance Sheets as of March 28, 2015 and March 29, 2014, respectively.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The funded status of the plan is set forth below:

	Fiscal March
	2015	2014
	(Dollars in thousands)
Change in Plan Assets:
Fair value of plan assets at beginning of year	$19,369	$18,224
Actual return on plan assets	1,466	1,726
Employee contribution	0	0
Benefits paid	(594)	(581)
Fair value of plan assets at end of year	20,241	19,369
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	19,048	19,285
Interest cost	832	776
Actuarial loss (gain)	2,874	(432)
Benefits paid	(594)	(581)
Benefit obligation at end of year	22,160	19,048
(Unfunded) funded status of plan	$(1,919)	$321

The projected and accumulated benefit obligations were equivalent at March 28, 2015 and March 29, 2014.

The mortality assumption is the basis for determining the longevity of Monro’s pension plan participants and the expected period over which those participants will receive pension benefits.   A recent study released by the Society of Actuaries in the U.S. indicated that life expectancies have increased over the past several years and are longer than what was assumed by most existing mortality tables.  Monro’s projected benefit obligation as of March 28, 2015 reflects a change in the underlying mortality assumption, which reflects improvements in life expectancy consistent with the Society of Actuaries’ study and Monro’s plan specific experience.  Monro’s projected benefit obligation also reflects an increase in the expected rate of future longevity improvement taking into consideration data from multiple sources including the Society of Actuaries’ study and plan specific data.

Amounts recognized in accumulated other comprehensive loss consist of:

	Year Ended
	Fiscal March
	2015	2014
	(Dollars in thousands)
Unamortized transition obligation	$0	$0
Unamortized prior service cost	0	0
Unamortized net loss	7,393	5,056
Total	$7,393	$5,056

Changes in plan assets and benefit obligations recognized in other comprehensive income consist of:

	Year Ended
	Fiscal March
	2015	2014
	(Dollars in thousands)
Net transition obligation	$0	$0
Prior service cost	0	0
Net actuarial (loss) income	(2,337)	1,464
Total	$(2,337)	$1,464

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pension (income) expense included the following components:

	Year Ended Fiscal March
	2015	2014	2013
	(Dollars in thousands)
Interest cost on projected benefit obligation	$832	$776	$793
Expected return on plan assets	(1,388)	(1,193)	(1,192)
Amortization of unrecognized actuarial loss	300	658	517
Net pension (income) expense	$(256)	$241	$118

The weighted-average assumptions used to determine benefit obligations are as follows:

	Year Ended
	Fiscal March
	2015	2014
Discount rate	3.69%	4.42%

The weighted-average assumptions used to determine net periodic pension costs are as follows:

	Year Ended Fiscal March
	2015	2014	2013
Discount rate	4.42%	4.08%	4.49%
Expected long-term return on assets	7.00%	7.00%	7.00%

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

Monro’s asset allocations, by asset category, are as follows at the end of each year:

	March 28,	March 29,
	2015	2014
Cash and cash equivalents	2.8%	2.9%
Fixed income	36.3%	29.8%
Equity securities	60.9%	67.3%
Total	100.0%	100.0%

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  The following table provides fair value measurement information for Monro’s major categories of defined benefit plan assets at March 28, 2015 and March 29, 2014, respectively:

	Fair Value Measurements at March 28, 2015 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Equity securities:
U.S. companies	$8,114	$7,729	$385
International companies	4,212	4,212
Fixed income:
U.S. corporate bonds	7,354		7,354
Cash equivalents	561		561
Total	$20,241	$11,941	$8,300

	Fair Value Measurements at March 29, 2014 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Equity securities:
U.S. companies	$8,804	$7,966	$838
International companies	4,241	4,241
Fixed income:
U.S. corporate bonds	5,462		5,462
International bonds	302		302
Cash equivalents	560		560
Total	$19,369	$12,207	$7,162

There are no required or expected contributions in fiscal 2016 to the plan.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following pension benefit payments are expected to be paid:

Year Ended
Fiscal March
(Dollars in thousands)
2016	$780
2017	808
2018	835
2019	880
2020	929
2021 - 2025	5,448

We have a 401(k)/Profit Sharing Plan that covers full-time employees who meet the age and service requirements of the plan.  The 401(k) salary deferral option was added to the plan during fiscal 2000.  The first employee deferral occurred in March 2000.  We make matching contributions consistent with the provisions of the plan.  Charges to expense for our matching contributions for fiscal 2015, 2014 and 2013 amounted to approximately $655,000,  $612,000 and $615,000, respectively.  We may also make annual profit sharing contributions to the plan at the discretion of Monro’s Compensation Committee.

We have a deferred compensation plan (the “Deferred Compensation Plan”) to provide an opportunity for additional tax-deferred savings to a select group of management or highly compensated employees.  The Deferred Compensation Plan permits participants to defer all or any portion of the compensation that would otherwise be payable to them for the calendar year.  In addition, Monro will credit to the participants’ accounts such amounts as would have been contributed to Monro’s 401(k)/Profit Sharing Plan but for the limitations that are imposed under the Internal Revenue Code based upon the participants’ status as highly compensated employees.  We may also make such additional discretionary allocations as are determined by the Compensation Committee.  The Deferred Compensation Plan is an unfunded arrangement and the participants or their beneficiaries have an unsecured claim against the general assets of Monro to the extent of their Deferred Compensation Plan benefits.  We maintain accounts to reflect the amounts owed to each participant.  At least annually, the accounts are credited with earnings or losses calculated on the basis of an interest rate or other formula as determined by Monro’s Compensation Committee.  The total liability recorded in our financial statements at March 28, 2015 and March 29, 2014 related to the Deferred Compensation Plan was $1,678,000 and $1,433,000, respectively.

Monro's management bonus plan provides for the payment of annual cash bonus awards to participating employees, as selected by our Board of Directors, based primarily on Monro's attaining pre-tax income targets established by our Board of Directors.  During the years ended March 28, 2015 and March 29, 2014, we recorded charges to expense of $1,092,000 and $1,066,000, respectively.  During the year ended March 30, 2013, we recorded a benefit of $66,000 related to the management bonus plan due to an over estimate of expense in fiscal 2012, as well as our failure to meet pre-tax earnings targets.

NOTE 13 – RELATED PARTY TRANSACTIONS

We are currently a party to leases for certain facilities where the lessor is an officer of Monro, or family members of such officer.  Six leases were assumed in March 2004 in connection with the Mr. Tire Acquisition.  The payments under such operating and capital leases amounted to $717,000,  $702,000 and $685,000 for the years ended March 2015,  2014 and 2013, respectively.  These payments are comparable to rents paid to unrelated parties.  No amounts were payable at March 28, 2015 or March 29, 2014.  In March 2015, Monro purchased the property and building of one of these leased locations from an officer of Monro and a family member of such officer for approximately $1.0 million.  No related party leases exist, other than the five remaining leases that were assumed as part of the Mr. Tire Acquisition in March 2004, and no new leases are contemplated.

We have a management agreement with an investment banking firm associated with a principal shareholder/director of Monro to provide financial advice.  The agreement provides for an annual fee of $300,000, plus reimbursement of out-of-pocket expenses.  During each of the fiscal years 2015,  2014 and 2013, we incurred fees of $300,000, under this agreement.  No amounts were payable at March 28, 2015 or March 29, 2014.  In addition, this investment banking firm, from time to time, provides additional investment banking services to us for customary fees.  Approximately half of all payments made to the investment banking firm under the management agreement are paid to another principal shareholder/director of Monro.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14 – SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following transactions represent non-cash investing and financing activities during the periods indicated:

Year ended March 28, 2015

In connection with the fiscal 2015 acquisitions (see Note 2), liabilities were assumed as follows:

Fair value of assets acquired	$62,184,000
Goodwill	79,316,000
Gain on bargain purchase	(386,000)
Cash paid, net of cash acquired	(84,403,000)
Amounts payable to seller	(3,507,000)
Liabilities assumed	$53,204,000

In connection with the accounting for capital leases and financing obligations, we increased both property, plant and equipment and capital leases and financing obligations by $11,599,000.

Year ended March 29, 2014

In connection with the fiscal 2014 acquisitions (see Note 2), liabilities were assumed as follows:

Fair value of assets acquired	$14,330,000
Goodwill	17,673,000
Gain on bargain purchase	(217,000)
Cash paid, net of cash acquired	(27,482,000)
Liabilities assumed	$4,304,000

Year ended March 30, 2013

In connection with the fiscal 2013 acquisitions, liabilities were assumed as follows:

Fair value of assets acquired	$101,926,000
Goodwill	117,602,000
Cash paid, net of cash acquired	(163,275,000)
Liabilities assumed	$56,253,000

In connection with the exercise of stock options and the satisfaction of tax withholding obligations by Monro’s Chief Executive Officer (see Note 1), an Executive Vice President and two members of Monro’s Board of Directors, we increased current liabilities, Common Stock, paid-in capital and treasury stock by $601,000,  $2,000,  $2,968,000 and $3,571,000, respectively.

In connection with the accounting for financing obligations, we increased deferred income tax asset, property, plant and equipment, goodwill, capital leases and financing obligations, other long-term liabilities by $1,164,000,  $200,000,  $1,899,000,  $629,000 and $2,567,000, respectively and decreased intangible assets by $67,000.

	Year Ended Fiscal March
	2015	2014	2013
	(Dollars in thousands)
Cash paid during the year:
Interest, net	$11,119	$9,099	$6,914
Income taxes, net	$26,141	$25,849	$22,850

NOTE 15 – LITIGATION

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

NOTE 16 – SUBSEQUENT EVENTS

In May 2015, Monro’s Board of Directors declared a regular quarterly cash dividend of $.15 per common share or common share equivalent to be paid to shareholders of record as of June 1, 2015.  The dividend will be paid on June 11, 2015.

See Note 2 for a discussion of an acquisition subsequent to March 28, 2015.

See Note 11 for a discussion of the employment agreement with our Executive Chairman, Robert G. Gross entered into on May  21, 2015.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARY

SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth consolidated statement of income data by quarter for the years ended March 2015 and 2014.  Individual line items summed by quarters may not agree to the annual amounts reported due to rounding.

	Fiscal Quarter Ended
	June	Sept.	Dec.	March
	2014	2014	2014	2015
	(Amounts in thousands, except per share data)
Sales	$217,507	$221,299	$236,553	$219,133
Cost of sales	127,485	131,827	146,357	135,473
Gross profit	90,022	89,472	90,196	83,660
Operating, selling, general and administrative expenses	60,612	60,545	62,237	60,167
Operating income	29,410	28,927	27,959	23,493
Interest expense, net	2,137	2,772	2,929	3,505
Other income, net	(80)	(227)	(506)	(97)
Income before provision for income taxes	27,353	26,382	25,536	20,085
Provision for income taxes	10,421	10,052	9,550	7,534
Net income	$16,932	$16,330	$15,986	$12,551
Basic earnings per share	$0.53	$0.51	$0.50	$0.39
Diluted earnings per share (a)	$0.52	$0.50	$0.49	$0.38
Weighted average number of common shares used in computing earnings per share
Basic	31,516	31,561	31,596	31,746
Diluted	32,777	32,778	32,837	33,010

	Fiscal Quarter Ended
	June	Sept.	Dec.	March
	2013	2013	2013	2014
	(Amounts in thousands, except per share data)
Sales	$206,172	$205,321	$216,695	$203,244
Cost of sales	127,294	123,573	134,371	126,220
Gross profit	78,878	81,748	82,324	77,024
Operating, selling, general and administrative expenses	55,770	57,837	55,398	55,622
Operating income	23,108	23,911	26,926	21,402
Interest expense, net	1,809	2,048	3,216	2,397
Other income, net	(52)	(179)	(352)	(76)
Income before provision for income taxes	21,351	22,042	24,062	19,081
Provision for income taxes	7,779	8,392	8,733	7,173
Net income	$13,572	$13,650	$15,329	$11,908
Basic earnings per share	$0.43	$0.43	$0.49	$0.38
Diluted earnings per share (a)	$0.42	$0.42	$0.47	$0.36
Weighted average number of common shares used in computing earnings per share
Basic	31,302	31,390	31,417	31,469
Diluted	32,486	32,553	32,633	32,768

_________________

(a)	Earnings per share for each period was computed by dividing net income by the weighted average number of shares of Common Stock and Common Stock Equivalents outstanding during the respective quarters.

Significant fourth quarter adjustments

There were no material, extraordinary, unusual or infrequently occurring items recognized in the fourth quarter of fiscal 2015 or 2014.

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

In conjunction with the close of each fiscal quarter and under the supervision of our Chief Executive Officer and Chief Financial Officer, we conduct an evaluation of the effectiveness of our disclosure controls and procedures.  It is the conclusion of Monro’s Chief Executive Officer and Chief Financial Officer, based upon an evaluation completed as of March 28, 2015, that our disclosure controls and procedures were effective in ensuring that any material information relating to Monro was recorded, processed, summarized and reported to its principal officers to allow timely decisions regarding required disclosures.

Management's Report on Internal Control over Financial Reporting

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

Monro’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Monro; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Monro are being made only in accordance with authorizations of management and directors of Monro; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Monro's assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that Monro's internal control over financial reporting was effective as of March 28, 2015, the end of our fiscal year.  Management has reviewed the results of its assessment with the Audit Committee of the Board of Directors.  The effectiveness of Monro's internal control over financial reporting as of March 28, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Inherent Limitations on Effectiveness of Controls

Monro’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures or its internal control over financial reporting will prevent or detect all errors and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within Monro have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls’ effectiveness to future periods are subject to risks.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Controls over Financial Reporting

There were no changes in Monro’s internal control over financial reporting during the quarter ended March 28, 2015 that materially affected, or are reasonably likely to materially affect, Monro’s internal control over financial reporting.

Item 9B. Other Information

On January 19, 2015, Monro entered into a Purchase and Sale Contract (the “Contract”) with 5910 Liberty Road, LLC (as successor-in-interest to F&J Properties, Inc.) for Monro’s purchase of the store located on Liberty Road in Baltimore, Maryland.  Under the Contract, Monro purchased the land and building for $863,973.  Also on January 19, 2015, Monro entered into a Purchase and Sale Contract (the “Parking Lot Contract”) with DiBartolo Development II, LLC for Monro’s purchase of the parking lot adjacent to the store on Liberty Road.  The purchase price under the Parking Lot Contract was $136,027.  Both closings occurred on March 6, 2015.  Joseph Tomarchio, Jr., an Executive Vice President with Monro, is a member of both 5910 Liberty Road, LLC and DiBartolo Development II, LLC.  This description is qualified in its entirety by the Contract and the Parking Lot Contract, which are attached hereto as Exhibits 10.79d and 10.79e, respectively.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning Monro’s shares authorized for issuance under its equity compensation plans at March 28, 2015 and security ownership of certain beneficial owners and management is incorporated herein by reference to the sections captioned “Security Ownership of Principal Shareholders, Directors and Executive Officers” and “Equity Compensation Plan Information” in the Proxy Statement.

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

Date: May 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John W. Van Heel	Chief Executive Officer, President	May 27, 2015
John W. Van Heel	and Director (Principal Executive Officer)

/s/ Robert G. Gross*	Executive Chairman, Director	May 27, 2015
Robert G. Gross

/s/ Catherine D’Amico	Executive Vice President-Finance,	May 27, 2015
Catherine D'Amico	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ Frederick M. Danziger*	Director	May 27, 2015
Frederick M. Danziger

/s/ Donald Glickman*	Director	May 27, 2015
Donald Glickman

/s/ Stephen C. McCluski*	Director	May 27, 2015
Stephen C. McCluski

/s/ Robert E. Mellor*	Director	May 27, 2015
Robert E. Mellor

/s/ Peter J. Solomon*	Director	May 27, 2015
Peter J. Solomon

/s/ James R. Wilen*	Director	May 27, 2015
James R. Wilen

/s/ Elizabeth A. Wolszon*	Director	May 27, 2015
Elizabeth A. Wolszon

* By: /s/ John W. Van Heel
John W. Van Heel, as Attorney-in-Fact

INDEX TO EXHIBITS

The following is a list of all exhibits filed herewith or incorporated by reference herein:

Exhibit No.	Document
3.01*	Restated Certificate of Incorporation of the Company, dated July 23, 1991, with Certificate of Amendment, dated November 1, 1991. (SEC File No:0-19357, 1992 Form 10-K, Exhibit No. 3.01)
3.01a*	Certificate of Change of the Certificate of Incorporation of the Company, dated January 26, 1996. (August 2004 Form S-3, Exhibit 4.1(b))
3.01b*	Certificate of Amendment to Restated Certificate of Incorporation, dated April 15, 2004. (August 2004 Form S-3, Exhibit No. 4.1(c))
3.01c*	Certificate of Amendment to Restated Certificate of Incorporation, dated October 10, 2007. (2008 Form 10-K, Exhibit 3.01c)
3.01d*	Certificate of Amendment to Restated Certificate of Incorporation, dated August 1, 2012. (2013 Form 10-K, Exhibit 3.01d)
3.02*	Amended and Restated By-Laws of the Company, dated August 7, 2012. (December 2012 Form 8-K, Exhibit No. 3.02)
10.01*	2007 Stock Incentive Plan, effective as of June 29, 2007. (May 2008 Form S-8, Exhibit No. 4)**
10.01a*	Amendment No. 1 to the 2007 Stock Incentive Plan, dated August 9, 2007. (May 2008 Form S-8, Exhibit No. 4.1)**
10.01b*	Amendment No. 2 to the 2007 Stock Incentive Plan, dated September 27, 2007. (May 2008 Form S-8, Exhibit No. 4.2)**
10.01c*	Amendment No. 3 to the 2007 Stock Incentive Plan, dated August 10, 2010. (August 2010 Form 8-K, Exhibit No. 10.1)**
10.01d*	Amendment No. 4 to the 2007 Stock Incentive Plan, dated May 16, 2012. (2012 Form 10-K, Exhibit No. 10.01d)**
10.01e*	Amendment No. 5 to the 2007 Stock Incentive Plan, dated June 28, 2013. (2013 Proxy, Exhibit A)**
10.01f*	Amendment No. 6 to the 2007 Stock Incentive Plan, dated June 28, 2013. (2014 Form 10-K, Exhibit No. 10.01f)**
10.02*	1994 Non-Employee Directors’ Stock Option Plan. (March 2001 Form S-8, Exhibit No. 4.1)**
10.02a*	Amendment, dated as of May 12, 1997, to the 1994 Non-Employee Directors’ Stock Option Plan. (March 2001 Form S-8, Exhibit No. 4.2)**
10.02b*	Amendment, dated as of May 18, 1999, to the 1994 Non-Employee Directors’ Stock Option Plan. (March 2001 Form S-8, Exhibit No. 4.3)**
10.02c*	Amendment, dated as of August 2, 1999, to the 1994 Non-Employee Directors’ Stock Option Plan. (2002 Form 10-K, Exhibit No. 10.02c)**
10.02d*	Amendment, dated as of June 12, 2002, to the 1994 Non-Employee Directors’ Stock Option Plan. (2002 Form 10-K, Exhibit No. 10.02d)**
10.03	Monro Muffler Brake, Inc. Deferred Compensation Plan, dated January 1, 2005 and last amended and restated as of January 1, 2015**

Exhibit No.	Document
10.04*	Monro Muffler Brake, Inc. Retirement Plan, adopted February 1, 1972, and last amended and restated as of April 1, 2013. (2014 Form 10-K, Exhibit No. 10.04) **
10.05	Amended and Restated Profit Sharing Plan, adopted May 1, 1960, and last amended and restated as of December 8, 2014. **
10.06*	Employment Agreement, dated as of August 7, 2012 and effective October 1, 2012, between the Company and Robert G. Gross. (August 2012 Form 8-K, Exhibit No. 99.2)**
10.08*	1998 Employee Stock Option Plan, effective November 18, 1998. (December 1998 Form 10-Q, Exhibit No. 10.3 and March 2001 Form S-8, Exhibit No. 4)**
10.08a*	Amendment, dated May 20, 2003, to the 1998 Employee Stock Option Plan. (2004 Form 10-K, Exhibit No. 10.08a)**
10.08b*	Amendment, dated June 8, 2005, to the 1998 Employee Stock Option Plan. (April 2006 Form S-8 for the 1998 Plan, Exhibit No. 4.2)**
10.08c*	Amendment, dated September 26, 2007, to the 1998 Employee Stock Option Plan. (2008 Form 10-K, Exhibit 10.08c)**
10.10*	2003 Non-Employee Directors’ Stock Option Plan, effective August 5, 2003. (2004 Form 10-K, Exhibit No. 10.10)**
10.10a*	Amendment, dated June 8, 2005, to the 2003 Non-Employee Directors’ Stock Option Plan. (April 2006 Form S-8 for the 2003 Plan, Exhibit No. 4.1)**
10.11*

Amended and Restated Credit Agreement, dated as of June 13, 2011, by and among the Company, RBS Citizens, N.A., as Administrative Agent, and certain lenders party thereto.  (June 2011 Form 8-K, Exhibit No. 10.11)

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

10.13*	Guaranty, dated as of July 13, 2005, of Monro Service Corporation. (June 2005 Form 10-Q, Exhibit No. 10.3)
10.14*	Employment Agreement, dated August 27, 2014 and effective September 1, 2014, between the Company and Catherine D’Amico. (August 2014 Form 8-K, Exhibit No. 99.1)
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

Exhibit No.	Document
10.60*	Lease Agreement, dated as of February 1, 2012, between Monro Service Corporation and the County of Monroe Industrial Development Agency. (2012 Form 10-K, Exhibit No. 10.60)
10.61*	Leaseback Agreement, dated February 1, 2012 between the County of Monroe Industrial Development Agency and Monro Service Corporation. (2012 Form 10-K, Exhibit No. 10.61)
10.62*	Mortgage Agreement, dated September 28, 1994, between the Company and the City of Rochester, New York. (1995 Form 10-K, Exhibit No. 10.60)
10.63*	Lease Agreement, dated October 11, 1994, between the Company and the City of Rochester, New York. (1995 Form 10-K, Exhibit No. 10.61)
10.66*	Amendment to Lease Agreement, dated September 19, 1995, between the Company and the County of Monroe Industrial Development Agency. (September 1995 Form 10-Q, Exhibit No. 10.00)
10.67*	Employment Agreement, dated as of August 7, 2012 and effective as of October 1, 2012, between the Company and John W. Van Heel. (August 2012 Form 8-K, Exhibit No. 99.1)**
10.68*	Employment Agreement, dated December 30, 2010 and effective as of January 1, 2011, between the Company and Catherine D’Amico. (January 2011 Form 8-K, Exhibit No. 99.3)**
10.69*	Employment Agreement, dated February 11, 2014 and effective April 1, 2014, between the Company and Joseph Tomarchio, Jr. (February 2014 Form 8-K, Exhibit No. 99.1)**
10.69a*	Amendment to Employment Agreement of Joseph Tomarchio, Jr., dated May 14, 2014 and effective April 1, 2014, between the Company and Joseph Tomarchio, Jr. (May 2014 Form 8-K, Exhibit No. 99.1)**
10.72*†

Supply Agreement, dated as of August 1, 2012, by and between Ashland Consumer Markets (a commercial business unit of Ashland, Inc.) and Monro Service Corporation (December 2012 Form 10-Q, Exhibit No. 10.72)

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
10.79d

Purchase and Sale Contract, dated January 19, 2015, by and between the Company and 5910 Liberty Road, LLC (as successor-in-interest to F&J Properties, Inc.) with respect to the Company’s purchase of Store No. 750.

10.79e

Purchase and Sale Contract, dated January 19, 2015, by and between the Company and DiBartolo Development II, LLC (as successor-in-interest to F&J Properties, Inc.) with respect to the Company’s purchase of Store No. 750.

10.80*	Agreement, dated January 1, 1997, between The Three Marquees and Mr. Tire, Inc., as predecessor-in-interest to the Company, with respect to Store No. 753. (2004 Form 10-K, Exhibit No. 10.80)
10.80a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 753. (2004 Form 10-K, Exhibit No. 10.80a)
10.80b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by The Three Marquees, with respect to Store No. 753. (2004 Form 10-K, Exhibit No. 10.80b)

Exhibit No.	Document
10.80c*	Renewal Letter, dated March 6, 2006, from the Company to The Three Marquees, with respect to Store No. 753. (2006 Form 10-K, Exhibit No. 10.80c)
10.81*	Agreement, dated April 1, 1998, between 425 Manchester Road, LLC and Mr. Tire, Inc., as predecessor-in-interest to the Company, with respect to Store No. 754. (2004 Form 10-K, Exhibit No. 10.81)
10.81a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 754. (2004 Form 10-K, Exhibit No. 10.81a)
10.81b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by 425 Manchester Road, LLC, with respect to Store No. 754. (2004 Form 10-K, Exhibit No. 10.81b)
10.81c*	Renewal Letter, dated June 8, 2007, from the Company to 425 Manchester Road, LLC, with respect to Store No. 754. (2008 Form 10-K, Exhibit No. 10.81c)
10.82*	Agreement, dated January 1, 1997, between The Three Marquees and Mr. Tire, Inc., as predecessor-in-interest to the Company, with respect to Store No. 756. (2004 Form 10-K, Exhibit No. 10.82)
10.82a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 756. (2004 Form 10-K, Exhibit No. 10.82a)
10.82b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by The Three Marquees, with respect to Store No. 756. (2004 Form 10-K, Exhibit No. 10.82b)
10.82c*	Renewal Letter, dated March 6, 2006, from the Company to The Three Marquees, with respect to Store No. 756. (2006 Form 10-K, Exhibit No. 10.82c)
10.83*	Agreement, dated January 1, 1997, between The Three Marquees and Mr. Tire, Inc., as predecessor-in-interest to the Company, with respect to Store No. 758. (2004 Form 10-K, Exhibit No. 10.83)
10.83a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 758. (2004 Form 10-K, Exhibit No. 10.83a)
10.83b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by The Three Marquees, with respect to Store No. 758. (2004 Form 10-K, Exhibit No. 10.83b)
10.83c*	Renewal Letter, dated March 6, 2006, from the Company to The Three Marquees, with respect to Store No. 758. (2006 Form 10-K, Exhibit No. 10.83c)
10.84*	Agreement, dated September 2, 1999, between LPR Associates and Mr. Tire, Inc., as predecessor-in-interest to the Company, with respect to Store No. 765. (2004 Form 10-K, Exhibit No. 10.84)
10.84a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 765. (2004 Form 10-K, Exhibit No. 10.84a)
10.84b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by LPR Associates, with respect to Store No. 765. (2004 Form 10-K, Exhibit No. 10.84b)
10.84c*	Renewal Letter, dated October 29, 2008, from the Company to LPR Associates with respect to Store No. 765. (2009 Form 10-K, Exhibit No. 10.84c)
10.84d*	Renewal Letter, dated December 4, 2013, from the Company to LPR Associates with respect to Store No. 765. (2014 Form 10-K, Exhibit No. 10.84d)
21.01	Subsidiaries of the Company.
23.01	Consent of PricewaterhouseCoopers LLP.

Exhibit No.	Document
24.01	Powers of Attorney.
31.1	Certification of John W. Van Heel, Chief Executive Officer.
31.2	Certification of Catherine D’Amico, Executive Vice President – Finance and Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101.INS‡—XBRL Instance Document
101.LAB‡—XBRL Taxonomy Extension Label Linkbase
101.PRE‡—XBRL Taxonomy Extension Presentation Linkbase
101.SCH‡—XBRL Taxonomy Extension Schema Linkbase
101.DEF‡—XBRL Taxonomy Extension Definition Linkbase

*

An asterisk "*" following an exhibit number indicates that the exhibit is incorporated herein by reference to an exhibit to one of the following documents:  (1) the Company's Registration Statement on Form S-1 (Registration No. 33-41290), filed with the Securities and Exchange Commission on June 19, 1991 ("Form S-1"); (2) Amendment No. 1 thereto, filed July 22, 1991 ("Amendment No. 1"); (3) the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992 ("1992 Form 10-K"); (4) the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995 (“1995 Form 10-K”); (5) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995 (“September 1995 Form 10-Q”); (6) the Company’s Registration Statements on Forms S-8, filed with the Securities and Exchange Commission on March 22, 2001 (each a “March 2001 Form S-8”); (7) the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2002 (“2002 Form 10-K”); (8) the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2003 (“2003 Form 10-K”); (9) the Company’s Annual Report on Form 10-K for the fiscal year ended March 27, 2004 (“2004 Form 10-K”); (10) the Company’s Registration Statement on Form S-3 (Registration No. 333-118176), filed with the Securities and Exchange Commission on August 12, 2004 (“August 2004 Form S-3”); (11) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2005 (“June 2005 Form 10-Q”); (12) the Company’s Current Report on Form 8-K, filed March 31, 2006 (“March 2006 Form 8-K/A”); (13) the Company’s Registration Statement on Form S-8 (Registration No. 333-133044) filed with the Securities and Exchange Commission on April 6, 2006.  (“April 2006 Form S-8 for 2003 Plan”); (14) the Company’s Registration Statement on Form S-8 (Registration No. 333-133045) filed with the Securities and Exchange Commission on April 6, 2006.  (“April 2006 Form S-8 for 1998 Plan”); (15) the Company’s Annual Report on Form 10-K for the fiscal year ended March 25, 2006  (“2006 Form 10-K”);  (16) the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 (“2007 Form 10-K”); (17) the Company’s Annual Report on Form 10-K for fiscal year ended March 29, 2008 (“2008 Form 10-K”); (18) the Company’s Registration Statement on Form

S-8 (Registration No. 333-151196) filed with the Securities and Exchange Commission on May 27, 2008 (“May 2008 Form S-8”);  (19)  the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2009 (“2009 Form 10-K”); (20) the Company’s Current Report on Form 8-K, filed on August 12, 2010 (“August 2010 Form 8-K”); (21) the Company’s Current Report on Form 8-K, filed on January 4, 2011 (“January 2011 Form 8-K”);  (22) the Company’s Annual Report on Form 10-K for the fiscal year ended March 26, 2011 (“2011 Form 10-K”); (23) the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012 (“2012 Form 10-K”); (24) the Company’s Current Report on Form 8-K, filed on June 16, 2011 (“June 2011 Form 8-K”); (25) the Company’s Current Report on Form 8-K, filed August 9, 2012 (“August 2012 Form 8-K”); (26) the Company’s Current Report on Form 8-K, filed on December 20, 2012 (“December 2012 Form 8-K”); (27) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2012 (“December 2012 Form 10-Q”); (28) the Company’s Current Report on Form 8-K, filed February 11, 2014 (“February 2014 Form 8-K”); (29) the Annual Report on Form 10-K for the fiscal year ended March 30, 2013 (“2013 Form 10-K”); (30) the Company’s Definitive Proxy Statement on Form DEF14A, filed June 10, 2013 (“2013 Proxy”); (31) the Company’s Current Report on Form 8-K, filed May 20, 2014 (“May 2014 Form 8-K”); (32) the Annual Report on Form 10-K for the fiscal year ended March 29, 2014 (“2014 Form 10-K”); and (33) the Company’s Current Report on Form 8-K, filed August 29, 2014 (“August 2014 Form 8-K”) .  The appropriate document and exhibit number are indicated in parentheses.

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