Form 10-Q
period 2015-06-27
MONRO MUFFLER BRAKE INC
filed 2015-08-06
CIK 876427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2015.

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

As of July 17, 2015, 31,951,087 shares of the registrant's common stock, par value $ .01 per share, were outstanding.

MONRO MUFFLER BRAKE, INC.

MONRO MUFFLER BRAKE, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 27,	March 28,
	2015	2015
	(Dollars in thousands)
Assets
Current assets:
Cash and equivalents	$7,711	$7,730
Trade receivables	4,085	2,561
Inventories	132,970	129,727
Deferred income tax assets	14,171	13,942
Other current assets	22,791	21,324
Total current assets	181,728	175,284
Property, plant and equipment	600,015	592,206
Less - Accumulated depreciation and amortization	(271,370)	(265,454)
Net property, plant and equipment	328,645	326,752
Goodwill	359,703	349,088
Intangible assets	40,843	34,555
Other non-current assets	11,721	11,947
Long-term deferred income tax assets	9,568	10,168
Total assets	$932,208	$907,794
Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt, capital leases and financing obligations	$8,861	$8,908
Trade payables	67,053	62,920
Federal and state income taxes payable	9,975	385
Accrued payroll, payroll taxes and other payroll benefits	15,802	22,265
Accrued insurance	34,039	32,373
Warranty reserves	10,822	10,752
Other current liabilities	15,389	18,190
Total current liabilities	161,941	155,793
Long-term capital leases and financing obligations	131,286	133,145
Long-term debt	118,376	122,543
Accrued rent expense	5,284	5,342
Other long-term liabilities	19,162	14,458
Long-term income taxes payable	3,181	2,902
Total liabilities	439,230	434,183
Commitments and contingencies
Shareholders' equity:
Class C Convertible Preferred Stock, $1.50 par value, $.064 conversion value, 150,000 shares authorized; 32,500 shares issued and outstanding	49	49
Common Stock, $.01 par value, 65,000,000 shares authorized; 38,131,126 and 38,007,537 shares issued at June 27, 2015 and March 28, 2015, respectively	381	380
Treasury Stock, 6,180,489 shares at cost	(95,638)	(95,638)
Additional paid-in capital	166,441	160,880
Accumulated other comprehensive loss	(4,689)	(4,584)
Retained earnings	426,434	412,524
Total shareholders' equity	492,978	473,611
Total liabilities and shareholders' equity	$932,208	$907,794

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Quarter Ended
	Fiscal June
	2015	2014
	(Dollars in thousands,
	except per share data)
Sales	$236,520	$217,507
Cost of sales, including distribution and occupancy costs	136,802	127,485
Gross profit	99,718	90,022
Operating, selling, general and administrative expenses	66,111	60,612
Operating income	33,607	29,410
Interest expense, net of interest income	3,392	2,137
Other income, net	(106)	(80)
Income before provision for income taxes	30,321	27,353
Provision for income taxes	11,522	10,421
Net income	18,799	16,932
Other comprehensive loss, net of tax:
Changes in pension, net of tax benefit	(105)	(62)
Comprehensive income	$18,694	$16,870
Earnings per share:
Basic	$0.59	$0.53
Diluted	$0.57	$0.52

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(UNAUDITED)

(Dollars and shares in thousands)

								Accumulated
							Additional	Other
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Total
Balance at March 28, 2015	33	$49	38,008	$380	6,180	$(95,638)	$160,880	$(4,584)	$412,524	$473,611
Net income									18,799	18,799
Other comprehensive loss:
Pension liability adjustment [($168) pre-tax]								(105)		(105)
Cash dividends (1): Preferred									(114)	(114)
Common									(4,775)	(4,775)
Tax benefit from exercise of stock options							884			884
Exercise of stock options			123	1			4,161			4,162
Stock-based compensation							516			516
Balance at June 27, 2015	33	$49	38,131	$381	6,180	$(95,638)	$166,441	$(4,689)	$426,434	$492,978

(1)	First quarter fiscal year 2016 dividend payment of $.15 per common share or common share equivalent paid on June 11, 2015.

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Quarter Ended
	Fiscal June
	2015	2014
	(Dollars in thousands)
	Increase (Decrease) in Cash
Cash flows from operating activities:
Net income	$18,799	$16,932
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	9,631	8,217
Loss on disposal of assets	33	191
Stock-based compensation expense	516	755
Excess tax benefits from share-based payment arrangements	(8)	(42)
Net change in deferred income taxes	407	200
Change in operating assets and liabilities (excluding acquisitions)
Trade receivables	(1,273)	(38)
Inventories	(3,242)	(970)
Other current assets	(1,465)	707
Other non-current assets	416	524
Trade payables	2,906	1,098
Accrued expenses	(5,490)	4,113
Federal and state income taxes payable	10,474	2,508
Other long-term liabilities	(362)	(232)
Long-term income taxes payable	279	143
Total adjustments	12,822	17,174
Net cash provided by operating activities	31,621	34,106
Cash flows from investing activities:
Capital expenditures	(9,442)	(8,974)
Acquisitions, net of cash acquired	(15,233)	(18,360)
Proceeds from the disposal of assets	220	38
Net cash used for investing activities	(24,455)	(27,296)
Cash flows from financing activities:
Proceeds from borrowings	86,072	75,412
Principal payments on long-term debt, capital leases
and financing obligations	(92,538)	(78,127)
Exercise of stock options	4,162	1,205
Excess tax benefits from share-based payment arrangements	8	42
Dividends paid	(4,889)	(4,198)
Net cash used for financing activities	(7,185)	(5,666)
(Decrease) increase in cash	(19)	1,144
Cash at beginning of period	7,730	1,205
Cash at end of period	$7,711	$2,349

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Condensed Consolidated Financial Statements

The consolidated balance sheets as of June 27, 2015 and March 28, 2015, the consolidated statements of comprehensive income and cash flows for the quarters ended June 27, 2015 and June 28, 2014 and the consolidated statement of changes in shareholders’ equity for the quarter ended June 27, 2015, include financial information for Monro Muffler Brake, Inc. and its wholly-owned subsidiaries, Monro Service Corporation and Car-X, LLC (collectively, “Monro”, “we”, “us”, “our”).  These unaudited, condensed consolidated financial statements have been prepared by Monro.  We believe all known adjustments (consisting of normal recurring accruals or adjustments) have been made to fairly state the financial position, results of operations and cash flows for the unaudited periods presented.

Interim results are not necessarily indicative of results for a full year.  The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 28, 2015.

We report our results on a 52/53 week fiscal year with the fiscal year ending on the last Saturday in March of each year.  The following are the dates represented by each fiscal period reported in these condensed financial statements:

“Quarter Ended Fiscal June 2015”	March 29, 2015 – June 27, 2015 (13 weeks)
“Quarter Ended Fiscal June 2014”	March 30, 2014 – June 28, 2014 (13 weeks)

Fiscal year 2016, ending March 26, 2016, is a 52 week year.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance for the reporting of discontinued operations.  This guidance eliminates certain exceptions from reporting discontinued operations that exist under current guidance, and also requires several new disclosures about disposals that qualify as discontinued operations.  This guidance is effective for fiscal years and interim periods within those years beginning on or after December 15, 2014, with early adoption permitted.  The adoption of this guidance in the first quarter of fiscal 2016 did not have a material effect on our Consolidated Financial Statements.

In May 2014, the FASB issued new accounting guidance for the reporting of revenue from contracts with customers.  This guidance provides guidelines a company will apply to determine the measurement of revenue and timing of when it is recognized.  In July 2015, the FASB decided to delay the effective date of the standard to be adopted for financial statements issued for fiscal years beginning after December 15, 2017.  Early adoption is permitted, but not before the original effective date for public entities.  We are currently evaluating the potential effect of the adoption of this guidance on our Consolidated Financial Statements.

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

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. The new guidance should be applied on a prospective basis. The adoption of this standard will not have a material impact on our Consolidated Financial Statements.

In July 2015, the FASB issued new accounting guidance for the reporting of inventory.  This guidance requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value.  This guidance is effective for fiscal years beginning after December 15, 2016, with early adoption permitted.  We are currently evaluating the potential effect of the adoption of this guidance on our Consolidated Financial Statements.

Other recent authoritative guidance issued by the FASB (including technical corrections to the Accounting Standards Codification) and the Securities and Exchange Commission did not, or are not expected to have a material effect on Monro’s Consolidated Financial Statements.

Guarantees

We have guaranteed certain lease payments, primarily related to franchisees, amounting to $18 million.  This amount represents the maximum potential amount of future payments under the guarantees as of June 27, 2015.  The underlying leases expire on various dates through February 2030.  In the event of default by the franchise owner, we generally retain the right to assume the lease of the related store, enabling us to re-franchise the location or to operate that location as a company-owned store.  As of June 27, 2015, we do not anticipate any material defaults under the foregoing leases; therefore, no liability has been provided.

Note 2 – Acquisitions

Monro’s acquisitions are strategic moves in our plan to fill in and expand our presence in existing and contiguous markets, and leverage fixed operating costs such as distribution and advertising.

Subsequent Event

We signed a definitive asset purchase agreement to complete the acquisition of 27 retail tire and automotive repair stores located in Central New York and Pennsylvania from Kost Tire on July 17, 2015. This transaction is expected to close during the second quarter of fiscal 2016. These stores will operate under the Mr. Tire name. The acquisition is expected to be financed through our existing credit facility.

On July 12, 2015, we acquired four retail tire and automotive repair stores located in Massachusetts from Windsor Tire Co., Inc.  These stores operate under the Monro Brake & Tire name.  The acquisition was financed through our existing credit facility.

Fiscal 2016

On April 25, 2015, we acquired the Car-X Brand, as well as the franchise rights for 146 auto service centers from Car-X Associates Corp., a subsidiary of Tuffy Associates Corp.  The Car-X stores are owned and operated by 32 independent Car-X franchisees in Illinois, Indiana, Iowa, Kentucky, Minnesota, Missouri, Ohio, Tennessee, Texas and Wisconsin.  The franchise locations operate under the Car-X name.  Monro operates as the franchisor through a standard royalty agreement, while Car-X remains a separate and independent brand and business through Car-X, LLC, Monro’s wholly-owned subsidiary,  with franchise operations based in Illinois.  The acquisition was financed through our existing credit facility.  The results of operations for this acquisition are included in Monro’s financial results from the date of acquisition and are immaterial.

The acquisition resulted in goodwill related to, among other things, growth opportunities, synergies and economies of scale expected from combining this business with ours, and unidentifiable intangible assets. All of the goodwill is expected to be deductible for tax purposes. We have recorded finite-lived intangible assets at their estimated fair value related to trade name and franchise agreements.

We expensed all costs related to acquisitions in the three months ended June 27, 2015. The total costs related to completed acquisitions were immaterial for the three months ended June 27, 2015. These costs are included in the Consolidated Statements of Comprehensive Income primarily under operating, selling, general and administrative expenses.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The preliminary fair values of identifiable assets acquired and liabilities assumed were based on preliminary valuations and estimates.  The excess of the net purchase price over net tangible and intangible assets acquired was recorded as goodwill.  The preliminary allocation of the aggregate purchase price as of June 27, 2015 was as follows:

As of Acquisition Date
(Dollars in thousands)
Trade receivables	$251
Other current assets	2
Property, plant and equipment	42
Intangible assets	9,300
Total assets acquired	9,595
Other current liabilities	252
Total liabilities assumed	252
Total net identifiable assets acquired	$9,343
Total consideration transferred	$17,821
Less: total net identifiable assets acquired	9,343
Goodwill	$8,478

The total consideration of $17.8 million is comprised of $11.8 million in cash, and a $6.0 million payable to the seller.  The payable is scheduled to be liquidated via equal monthly payments through August 2022.

The following are the intangible assets acquired and their respective fair values and weighted average useful lives:

	Dollars in thousands	As of Acquisition Date Weighted Average Useful Life
Trade name	$2,100	15 years
Franchise agreement	7,200	18 years
Total	$9,300	17 years

Supplemental pro forma information for the current or prior reporting periods has not been presented due to the immateriality of these amounts for the periods the acquired entity was not owned by Monro.

Fiscal 2015

During fiscal 2015, we acquired the following businesses for an aggregate purchase price of $18.4 million.  The acquisitions were financed through our existing credit facility.  The results of operations for these acquisitions are included in Monro’s financial results for the period from acquisition date through June 28, 2014 and were immaterial.

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

We expensed all costs related to the acquisitions during fiscal 2015. The total costs related to these acquisitions for the first quarter of fiscal 2015 were not material to the Consolidated Statements of Comprehensive Income.  These costs are included in the Consolidated Statements of Comprehensive Income primarily under operating, selling, general and administrative expenses.

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

We have recorded the identifiable assets acquired and liabilities assumed at their estimated fair values as of their respective acquisition dates, with the remainder recorded as goodwill as follows:

As of Acquisition Date
(Dollars in thousands)
Inventories	$1,381
Other current assets	24
Property, plant and equipment	8,282
Intangible assets	606
Long-term deferred income tax assets	276
Total assets acquired	10,569
Warranty reserves	109
Other current liabilities	178
Long-term capital leases and financing obligations	1,255
Other long-term liabilities	80
Total liabilities assumed	1,622
Total net identifiable assets acquired	$8,947
Total consideration transferred	$18,411
Less: total net identifiable assets acquired	8,947
Goodwill	$9,464

The following are the intangible assets acquired and their respective estimated fair values and weighted average useful lives:

	Dollars in thousands	As of Acquisition Date Weighted Average Useful Life
Customer relationships	473	7 years
Favorable leases	133	14 years
Total	$606	9 years

As a result of the updated purchase price allocations, certain of the fair value amounts previously estimated were adjusted during the measurement period. These measurement period adjustments related to updated valuation reports and appraisals received from our external valuation specialists, as well as revisions to internal estimates. The changes in estimates include an increase in property, plant and equipment of $1.0 million; a decrease in intangible assets of $1.8 million; an increase in current liabilities of $.3 million; an increase in long-term capital leases and financing obligations of $1.3 million;  and an immaterial change in various assets and liabilities netting to $.3 million. The measurement period adjustments resulted in an increase to goodwill of $2.1 million.

We continue to refine the valuation data and estimates primarily related to inventory, road hazard warranty, intangible assets, real estate and real property leases for all other fiscal 2015 acquisitions and the fiscal 2016 acquisition, and expect to complete the valuations no later than the first anniversary date of the respective acquisition.  We anticipate that adjustments will continue to be made to the fair values of identifiable assets acquired and liabilities assumed and those adjustments may or may not be material.

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

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of basic and diluted EPS for the respective periods:

	Quarter Ended
	Fiscal June
	2015	2014
	(Dollars in thousands,
	except per share data)
Numerator for earnings per common share calculation:
Net Income	$18,799	$16,932
Preferred stock dividends	(114)	(99)
Income available to common stockholders	$18,685	$16,833
Denominator for earnings per common share calculation:
Weighted average common shares, basic	31,855	31,516
Effect of dilutive securities:
Preferred stock	760	760
Stock options	493	501
Weighted average number of common shares, diluted	33,108	32,777
Basic Earnings per common share:	$0.59	$0.53
Diluted Earnings per common share:	$0.57	$0.52

The computation of diluted EPS excludes the effect of the assumed exercise of approximately 109,000 and 57,000 stock options for the three months ended fiscal June 27, 2015 and June 28, 2014, respectively.  Such amounts were excluded as the exercise prices of these stock options were greater than the average market value of our Common Stock for those periods, resulting in an anti-dilutive effect on diluted EPS.

Note 4 – Income Taxes

In the normal course of business, we provide for uncertain tax positions and the related interest and penalties, and adjust our unrecognized tax benefits and accrued interest and penalties accordingly.  The total amounts of unrecognized tax benefits were $7.9 million and $7.5 million at June 27, 2015 and March 28, 2015, respectively, the majority of which, if recognized, would affect the effective tax rate.  As of June 27, 2015, we had approximately $.4 million of interest and penalties accrued related to unrecognized tax benefits.

We file U.S. federal income tax returns and income tax returns in various state jurisdictions.  Our fiscal 2012 through fiscal 2014 U.S. federal tax years and various state tax years remain subject to income tax examinations by tax authorities.

Note 5 – Fair Value

Long-term debt, including current portion, had a carrying amount and a fair value of $118.4 million as of June 27, 2015, as compared to a carrying amount and a fair value of $122.5 million as of March 28, 2015.  The fair value of long-term debt was estimated based on discounted cash flow analyses using either quoted market prices for the same or similar issues, or the current interest rates offered to Monro for debt with similar maturities.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Supplemental Disclosure of Cash Flow Information

The following represents non-cash investing and financing activities during the three months ended June 27, 2015.

Three Months Ended June 27, 2015:

In connection with the fiscal 2016 acquisition, liabilities were assumed as follows:

(Dollars in thousands)
Fair value of assets acquired	$9,595
Goodwill acquired	8,478
Cash paid, net of cash acquired	(11,821)
Less: Amount payable to the seller	6,000
Liabilities assumed	$252

Three Months Ended June 28, 2014:

In connection with the fiscal 2015 acquisitions, liabilities were assumed as follows:

(Dollars in thousands)
Fair value of assets acquired	$10,569
Goodwill acquired	9,464
Cash paid, net of cash acquired	(18,411)
Liabilities assumed	$1,622

Note 7 – Cash Dividend

In May 2015, our Board of Directors declared its intention to pay a regular quarterly cash dividend during fiscal 2016 of $.15 per common share or common share equivalent to be paid beginning with the first quarter of fiscal 2016.  However, the declaration of and any determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, compliance with charter and credit facility restrictions, and such other factors as the Board of Directors deems relevant.

Note 8 – Subsequent Events

On August 4, 2015, our Board of Directors declared a regular quarterly cash dividend of $.15 per common share equivalent to be paid to shareholders of record as of August 17, 2015.  The dividend will be paid on August 27, 2015.

See Note 2 for a discussion of acquisitions subsequent to June 27, 2015.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including (without limitation) statements made in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain statements of future expectations and other forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995.  When used in this Quarterly Report on Form 10-Q, the words “anticipates”, “believes”, “contemplates”, “see”, “could”, “estimate”, “appear”, “intend”, “plans” and variations thereof and similar expressions, are intended to identify forward-looking statements.  Forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed.  These factors include, but are not necessarily limited to, product demand, dependence on and competition within the primary markets in which Monro’s stores are located, the need for and costs associated with store renovations and other capital expenditures, the effect of economic conditions, the impact of competitive services and pricing, parts supply restraints or difficulties, industry regulation, risks relating to leverage and debt service (including sensitivity to fluctuations in interest rates), continued availability of capital resources and financing, disruption or unauthorized access to our computer systems, risks relating to protection of customer and employee personal data, risks relating to litigation, risks relating to integration of acquired businesses, including goodwill impairment and the risks set forth in our Annual Report on Form 10-K for the fiscal year ended March 28, 2015.  Except as required by law, we do not undertake to update any forward-looking statement that may be made from time to time by us or on our behalf.

Results of Operations

The following table sets forth income statement data of Monro Muffler Brake, Inc. expressed as a percentage of sales for the fiscal periods indicated:

	Quarter Ended
	Fiscal June
	2015	2014
Sales	100.0%	100.0%
Cost of sales, including distribution and occupancy costs	57.8	58.6
Gross profit	42.2	41.4
Operating, selling, general and administrative expenses	28.0	27.9
Operating income	14.2	13.5
Interest expense - net	1.4	1.0
Other income - net	—	—
Income before provision for income taxes	12.8	12.6
Provision for income taxes	4.9	4.8
Net income	7.9%	7.8%

First Quarter Ended June 27, 2015 Compared to First Quarter Ended June 28, 2014

Sales were $236.5 million for the quarter ended June 27, 2015 as compared with $217.5 million in the quarter ended June 28, 2014.  The sales increase of $19.0 million or 8.7%, was partially due to an increase of $25.2 million related to new stores, of which $23.1 million came from the fiscal 2015 acquisitions.  Partially offsetting this was a decrease in sales from closed stores amounting to $6.1 million and a comparable store sales decrease of .4%.  There were 90 selling days in the quarter ended June 27, 2015 and in the quarter ended June 28, 2014.

At June 27, 2015, we had 999 company-operated stores and 146 franchised locations as compared with 966 company-operated stores and one franchised location at June 28, 2014.  (At March 28, 2015, we had 999 company-operated stores.)  During the quarter ended June 27, 2015, we added four company-operated stores and closed four stores.

The decline in comparable store sales resulted from a decrease in sales in several product categories including maintenance services, exhaust and front end/shocks.  Alignment sales increased, while the brake and tire categories were relatively flat.  Comparable store traffic decreased slightly while average ticket increased modestly as compared to the prior year first quarter.  Due to continued weak economic conditions, we believe that consumers continue to defer service repairs and tire replacements.

Gross profit for the quarter ended June 27, 2015 was $99.7 million or 42.2% of sales as compared with $90.0 million or 41.4% of sales for the quarter ended June 28, 2014.  The increase in gross profit for the quarter ended June 27, 2015, as a percentage of sales, is due to several factors, including a decrease in total material costs primarily related to a decrease in oil costs.  Additionally, labor costs decreased as a percentage of sales as compared to the prior year due to a continued focus on cost control.  Productivity, as measured by sales per man hour, also improved as compared to the prior year first quarter.  Distribution and occupancy costs were relatively flat as a percentage of sales as compared to the prior year quarter.

Operating expenses for the quarter ended June 27, 2015 were $66.1 million or 28.0% of sales as compared with $60.6 million or 27.9% of sales for the quarter ended June 28, 2014.

Approximately $5.8 million of the increase in operating expenses was directly attributable to increased expenses such as manager pay, advertising and supplies related to a full quarter of expenses for the fiscal 2015 acquired stores, and franchisee support costs related to the Car-X acquisition in 2016.

Operating income for the quarter ended June 27, 2015 of approximately $33.6 million increased by 14.3% as compared to operating income of approximately $29.4 million for the quarter ended June 28, 2014, and increased as a percentage of sales from 13.5% to 14.2% for the reasons described above.

Net interest expense for the quarter ended June 27, 2015 increased by approximately $1.3 million as compared to the same period in the prior year, and increased from 1.0% to 1.4% as a percentage of sales for the same periods.  The weighted average debt outstanding for the quarter ended June 27, 2015 increased by approximately $81 million as compared to the quarter ended June 28, 2014.  This increase is primarily related to an increase in debt outstanding under our Revolving Credit Facility agreement, principally due to our 2015 and 2016 acquisitions, as well as an increase in capital lease debt.  There was a slight increase in the weighted average interest rate of approximately 50 basis points from the prior year.

Our effective tax rate for the quarter ended June 27, 2015 and June 28, 2014 was 38.0% and 38.1%, respectively, of pre-tax income.

Net income for the quarter ended June 27, 2015 increased by $1.9 million, or 11.0%, from $16.9 million for the quarter ended June 28, 2014 to $18.8 million and earnings per diluted share increased by 9.6% from $.52 to $.57 due to the factors discussed above.

Capital Resources and Liquidity

Capital Resources

Our primary capital requirements in fiscal 2016 are the upgrading of facilities and systems and the funding of our store expansion program, including potential acquisitions of existing store chains.  For the three months ended June 27, 2015,  we spent approximately $24.7 million on these items.  Capital requirements were met primarily by cash flow from operations and from our revolving credit facility.

In May 2015,  our Board of Directors declared its intention to pay a regular quarterly cash dividend of $.15 per common share or common share equivalent beginning with the first quarter of fiscal 2016.   We paid dividends of $4.9 million during the three months ended June 27, 2015.  However, the declaration of and any determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on Monro’s financial condition, results of operations, capital requirements, compliance with charter and credit facility restrictions, and such other factors as the Board of Directors deems relevant.

Additionally, we have signed a definitive asset purchase agreement to acquire 27 retail tire and automotive repair stores from Kost Tire. This transaction is expected to close prior to the end of the second quarter of fiscal 2016. The acquisition is expected to be financed through our Revolving Credit Facility, as described below.

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

In December 2012, the Credit Facility was amended to include the following: the committed sum was increased by $75 million to $250 million; the term was extended for another one and a half years, such that the Facility now expires in December 2017; and the $75 million accordion feature was maintained. There were no other changes in terms including those related to covenants or interest rates. There are now six banks participating in the syndication.  There was $118.4 million outstanding under the Credit Facility at June 27, 2015.

Within the Credit Facility, we have a sub-facility of $40 million available for the purpose of issuing standby letters of credit.  There was an outstanding letter of credit for $23.7 million at June 27, 2015.

The net availability under the Credit Facility at June 27, 2015 was $107.9 million.

Specific terms of the Credit Facility permit the payment of cash dividends not to exceed 50% of the prior year’s net income, and permit mortgages and specific lease financing arrangements with other parties with certain limitations.  Additionally, the Credit Facility is not secured by our real property, although we have agreed not to encumber our real property, with certain permissible exceptions.  The agreement also requires the maintenance of specified interest and rent coverage ratios.  We were in compliance with all debt covenants at June 27, 2015.

We have financed certain store properties and equipment with capital leases/financing obligations, which amounted to $140.1 million at June 27, 2015 and are due in installments through fiscal year 2045.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance for the reporting of discontinued operations.  This guidance eliminates certain exceptions from reporting discontinued operations that exist under current guidance, and also requires several new disclosures about disposals that qualify as discontinued operations.  This guidance is effective for fiscal years and interim periods within those years beginning on or after December 15, 2014, with early adoption permitted.  The adoption of this guidance in the first quarter of fiscal 2016 did not have a material effect on our Consolidated Financial Statements.

In May 2014, the FASB issued new accounting guidance for the reporting of revenue from contracts with customers.  This guidance provides guidelines a company will apply to determine the measurement of revenue and timing of when it is recognized.  In July 2015, the FASB decided to delay the effective date of the standard to be adopted for financial statements issued for fiscal years beginning after December 15, 2017.  Early adoption is permitted, but not before the original effective date for public entities.  We are currently evaluating the potential effect of the adoption of this guidance on our Consolidated Financial Statements.

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

In July 2015, the FASB issued new accounting guidance for the reporting of inventory.  This guidance requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value.  This guidance is effective for fiscal years beginning after December 15, 2016, with early adoption permitted.  We are currently evaluating the potential effect of the adoption of this guidance on our Consolidated Financial Statements.

Other recent authoritative guidance issued by the FASB (including technical corrections to the Accounting Standards Codification) and the Securities and Exchange Commission did not, or are not expected to have a material effect on Monro’s Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from potential changes in interest rates.  There was no fixed rate debt outstanding at June 27, 2015.  Our cash flow exposure on floating rate debt would result in annual interest expense fluctuations of approximately $1.2 million based upon our debt position at both June 27, 2015 and for the fiscal year ended March 28, 2015, given a 1% change in LIBOR.

Debt financing, including current portion, had a carrying amount and a fair value of $118.4 million as of June 27, 2015, as compared to a carrying amount and a fair value of $122.5 million as of March 28, 2015.

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

Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended June 27, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.  Exhibits

Exhibits

10.07* – Employment Agreement, dated May 21, 2015 and effective October 1, 2015, between the Company and Robert G. Gross (incorporated by reference to Exhibit 10.07 to the Company’s Current Report on Form 8-K filed on May 27, 2015.

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

*Management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONRO MUFFLER BRAKE, INC.

DATE: August 6, 2015	By:	/s/ John W. Van Heel
John W. Van Heel
Chief Executive Officer and President

DATE: August 6, 2015	By:	/s/ Catherine D’Amico
Catherine D’Amico
Executive Vice President-Finance, Treasurer and
Chief Financial Officer (Principal Financial Officer
and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Page No.
31.1	Certification of John W. Van Heel pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	20
31.2	Certification of Catherine D’Amico pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	21
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	22
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.INS	XBRL Instance Document
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.SCH	XBRL Taxonomy Extension Schema Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

Exhibit 31.1

CERTIFICATION

I, John W. Van Heel, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Monro Muffler Brake, Inc.;
2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 6, 2015

/s/ John W. Van Heel
John W. Van Heel
Chief Executive Officer and President

Exhibit 31.2

CERTIFICATION

I, Catherine D’Amico, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Monro Muffler Brake, Inc.;
2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with the generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 6, 2015

/s/ Catherine D’Amico
Catherine D’Amico
Executive Vice President – Finance and
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

(SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

Pursuant to, and solely for purposes of, 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), each of the undersigned hereby certifies in the capacity and on the date indicated below that:

1.  The Quarterly Report of Monro Muffler Brake, Inc. ("Monro") on Form 10-Q for the period ended June 27, 2015 as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Monro.

/s/ John W. Van Heel	Dated: August 6, 2015
John W. Van Heel
Chief Executive Officer and President

/s/ Catherine D’Amico	Dated: August 6, 2015
Catherine D’Amico
Executive Vice President – Finance and
Chief Financial Officer