Form 10-Q
period 2015-09-26
MONRO MUFFLER BRAKE INC
filed 2015-11-05
CIK 876427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2015.

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

As of October 23, 2015, 31,976,755 shares of the registrant's common stock, par value $ .01 per share, were outstanding.

MONRO MUFFLER BRAKE, INC.

MONRO MUFFLER BRAKE, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 26,	March 28,
	2015	2015
	(Dollars in thousands)
Assets
Current assets:
Cash and equivalents	$1,303	$7,730
Trade receivables	4,473	2,561
Inventories	134,543	129,727
Deferred income tax assets	14,950	13,942
Other current assets	29,035	21,324
Total current assets	184,304	175,284
Property, plant and equipment	619,410	592,206
Less - Accumulated depreciation and amortization	(276,196)	(265,454)
Net property, plant and equipment	343,214	326,752
Goodwill	399,231	349,088
Intangible assets	41,484	34,555
Other non-current assets	14,000	11,947
Long-term deferred income tax assets	15,586	10,168
Total assets	$997,819	$907,794
Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt, capital leases and financing obligations	$10,472	$8,908
Trade payables	57,048	62,920
Federal and state income taxes payable	3,452	385
Accrued payroll, payroll taxes and other payroll benefits	22,057	22,265
Accrued insurance	34,770	32,373
Warranty reserves	10,971	10,752
Other current liabilities	17,109	18,190
Total current liabilities	155,879	155,793
Long-term capital leases and financing obligations	160,322	133,145
Long-term debt	145,000	122,543
Accrued rent expense	5,266	5,342
Other long-term liabilities	19,002	14,458
Long-term income taxes payable	3,437	2,902
Total liabilities	488,906	434,183
Commitments and contingencies
Shareholders' equity:
Class C Convertible Preferred Stock, $1.50 par value, $.064 conversion value, 150,000 shares authorized; 32,500 shares issued and outstanding	49	49
Common Stock, $.01 par value, 65,000,000 shares authorized; 38,155,910 and 38,007,537 shares issued at September 26, 2015 and March 28, 2015, respectively	382	380
Treasury Stock, 6,184,885 and 6,180,489 shares at September 26, 2015 and March 28, 2015, respectively, at cost	(95,912)	(95,638)
Additional paid-in capital	168,791	160,880
Accumulated other comprehensive loss	(4,794)	(4,584)
Retained earnings	440,397	412,524
Total shareholders' equity	508,913	473,611
Total liabilities and shareholders' equity	$997,819	$907,794

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Quarter Ended		Six Months Ended
	Fiscal September		Fiscal September
	2015	2014	2015	2014
	(Dollars in thousands,
	except per share data)
Sales	$239,155	$221,299	$475,675	$438,806
Cost of sales, including distribution and occupancy costs	138,430	131,827	275,232	259,311
Gross profit	100,725	89,472	200,443	179,495
Operating, selling, general and administrative expenses	66,626	60,545	132,737	121,158
Operating income	34,099	28,927	67,706	58,337
Interest expense, net of interest income	3,758	2,772	7,150	4,908
Other income, net	(97)	(227)	(203)	(305)
Income before provision for income taxes	30,438	26,382	60,759	53,734
Provision for income taxes	11,566	10,052	23,088	20,472
Net income	18,872	16,330	37,671	33,262
Other comprehensive loss, net of tax:
Changes in pension, net of tax benefit	(105)	(62)	(210)	(123)
Comprehensive income	$18,767	$16,268	$37,461	$33,139
Earnings per share:
Basic	$.59	$.51	$1.17	$1.05
Diluted	$.57	$.50	$1.14	$1.01

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(UNAUDITED)

(Dollars and shares in thousands)

								Accumulated
							Additional	Other
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Total
Balance at March 28, 2015	33	$49	38,008	$380	6,180	$(95,638)	$160,880	$(4,584)	$412,524	$473,611
Net income									37,671	37,671
Other comprehensive loss:
Pension liability adjustment [($337) pre-tax]								(210)		(210)
Cash dividends (1): Preferred									(228)	(228)
Common									(9,570)	(9,570)
Tax benefit from exercise of stock options							1,118			1,118
Exercise of stock options			148	2	5	(274)	4,911			4,639
Stock-based compensation							1,882			1,882
Balance at September 26, 2015	33	$49	38,156	$382	6,185	$(95,912)	$168,791	$(4,794)	$440,397	$508,913

(1)	Represents first and second quarter fiscal year 2016 dividend payments of $.15 per common share or common share equivalent paid on June 11, 2015 and August 27, 2015, respectively.

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	Fiscal September
	2015	2014
	(Dollars in thousands)
	Increase (Decrease) in Cash
Cash flows from operating activities:
Net income	$37,671	$33,262
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	19,666	17,074
(Gain) loss on disposal of assets	(832)	354
Stock-based compensation expense	1,882	2,300
Excess tax benefits from share-based payment arrangements	(8)	(49)
Net change in deferred income taxes	693	542
Change in operating assets and liabilities (excluding acquisitions)
Trade receivables	(1,661)	(420)
Inventories	(4,028)	(13,506)
Other current assets	(7,577)	(6,331)
Other non-current assets	(1,420)	95
Trade payables	(5,909)	17,647
Accrued expenses	4,058	1,415
Federal and state income taxes payable	3,067	2,717
Other long-term liabilities	(660)	(760)
Long-term income taxes payable	535	336
Total adjustments	7,806	21,414
Net cash provided by operating activities	45,477	54,676
Cash flows from investing activities:
Capital expenditures	(19,501)	(18,720)
Acquisitions, net of cash acquired	(46,971)	(64,157)
Proceeds from the disposal of assets	2,437	172
Net cash used for investing activities	(64,035)	(82,705)
Cash flows from financing activities:
Proceeds from borrowings	196,762	194,150
Principal payments on long-term debt, capital leases
and financing obligations	(179,480)	(152,995)
Exercise of stock options	4,639	1,783
Excess tax benefits from share-based payment arrangements	8	49
Dividends paid	(9,798)	(8,400)
Net cash provided by financing activities	12,131	34,587
(Decrease) increase in cash	(6,427)	6,558
Cash at beginning of period	7,730	1,205
Cash at end of period	$1,303	$7,763

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Condensed Consolidated Financial Statements

The consolidated balance sheets as of September 26, 2015 and March 28, 2015, the consolidated statements of comprehensive income for the quarters and six months ended September 26, 2015 and September 27, 2014, the consolidated statement of changes in shareholders’ equity for the six months ended September 26, 2015, and the consolidated statements of cash flows for the six months ended September 26, 2015 and September 27, 2014, include financial information for Monro Muffler Brake, Inc. and its wholly-owned subsidiaries, Monro Service Corporation and Car-X, LLC (collectively, “Monro”, “we”, “us”, “our”).  These unaudited, condensed consolidated financial statements have been prepared by Monro.  We believe all known adjustments (consisting of normal recurring accruals or adjustments) have been made to fairly state the financial position, results of operations and cash flows for the unaudited periods presented.

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

We report our results on a 52/53 week fiscal year with the fiscal year ending on the last Saturday in March of each year.  The following are the dates represented by each fiscal period reported in these condensed financial statements:

“Quarter Ended Fiscal September 2015”	June 28, 2015 – September 26, 2015 (13 weeks)
“Quarter Ended Fiscal September 2014”	June 29, 2014 – September 27, 2014 (13 weeks)
“Six Months Ended Fiscal September 2015”	March 29, 2015 – September 26, 2015 (26 weeks)
“Six Months Ended Fiscal September 2014”	March 30, 2014 – September 27, 2014 (26 weeks)

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

In May 2014, the FASB issued new accounting guidance for the reporting of revenue from contracts with customers.  This guidance provides guidelines a company will apply to determine the measurement of revenue and timing of when it is recognized.  In August 2015, the FASB delayed the effective date of the standard to fiscal years beginning after December 15, 2017.  Early adoption is permitted, but not before the original effective date for public entities.  We are currently evaluating the potential effect of the adoption of this guidance on our Consolidated Financial Statements.

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

In April 2015, the FASB issued new accounting guidance related to the presentation of debt issuance costs.  This standard will require debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability rather than as an asset.  These costs will continue to be amortized to interest expense using the effective interest method.  This pronouncement is effective for fiscal years and for interim periods within those years beginning after December 15, 2015.  Retrospective adoption is required.  In September 2015, the FASB issued guidance clarifying that debt issuance costs related to revolver and line of credit arrangements can be recorded as an asset and amortized over the term of the arrangement, which is consistent with Monro’s current presentation.  We do not expect this pronouncement to have a material effect on our Consolidated Financial Statements.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In September 2015, the FASB issued new accounting guidance that is intended to simplify the accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments.  This standard requires an entity to present separately on the face of the income statement or disclose in the notes the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This pronouncement is effective for fiscal years and for interim periods within those years beginning after December 15, 2015.  The adoption of this guidance is not anticipated to have a material effect on our Consolidated Financial Statements.

Other recent authoritative guidance issued by the FASB (including technical corrections to the Accounting Standards Codification) and the SEC did not, or are not expected to have a material effect on Monro’s Consolidated Financial Statements.

Guarantees

We have guaranteed certain lease payments, primarily related to franchisees, amounting to $11 million.  This amount represents the maximum potential amount of future payments under the guarantees as of September 26, 2015.  The leases are guaranteed through April 2020.  In the event of default by the franchise owner, we generally retain the right to assume the lease of the related store, enabling us to re-franchise the location or to operate that location as a company-owned store.  As of September 26, 2015, we do not anticipate any material defaults under the foregoing leases; therefore, no liability has been provided.

Note 2 – Acquisitions

Monro’s acquisitions are strategic moves in our plan to fill in and expand our presence in existing and contiguous markets, and leverage fixed operating costs such as distribution and advertising.

Fiscal 2016

During fiscal 2016, we acquired the following businesses for an aggregate purchase price of $49.4 million.  The acquisitions were financed through our existing credit facility.  The results of operations for these acquisitions are included in Monro’s financial results from the respective acquisition dates.

In July and August 2015, we acquired three retail tire and automotive repair stores located in Illinois and Indiana from two former Car-X franchisees.  These stores operate under the Car-X name.

On August 16, 2015, we acquired 27 retail tire and automotive repair stores located in Central New York and Pennsylvania from Kost Tire.  These stores operate under the Mr. Tire name.

On July 12, 2015, we acquired four retail tire and automotive repair stores located in Massachusetts from Windsor Tire Co., Inc.  These stores operate under the Monro Brake & Tire name.

On April 25, 2015, we acquired the Car-X Brand, as well as the franchise rights for 146 auto service centers from Car-X Associates Corp., a subsidiary of Tuffy Associates Corp.  At the time of acquisition, the Car-X stores were owned and operated by 32 independent Car-X franchisees in Illinois, Indiana, Iowa, Kentucky, Minnesota, Missouri, Ohio, Tennessee, Texas and Wisconsin.  The franchise locations operate under the Car-X name.  Monro operates as the franchisor through a standard royalty agreement, while Car-X remains a separate and independent brand and business through Car-X, LLC, Monro’s wholly-owned subsidiary, with franchise operations based in Illinois.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The acquisitions resulted in goodwill related to, among other things, growth opportunities, synergies and economies of scale expected from combining this business with ours, and unidentifiable intangible assets.  All of the goodwill is expected to be deductible for tax purposes.  We have recorded finite-lived intangible assets at their estimated fair value related to customer relationships, trade name, favorable leases and franchise agreements.

We expensed all costs related to acquisitions in the six months ended September 26, 2015.  The total costs related to completed acquisitions were $.3 million and $.5 million for the three and six months ended September 26, 2015, respectively. These costs are included in the Consolidated Statements of Comprehensive Income primarily under operating, selling, general and administrative expenses.

Sales for the fiscal 2016 acquired entities, including franchise royalty income, for the three and six months ended September 26, 2015 totaled $5.3 million and $6.0 million, respectively, for the period from acquisition date through September 26, 2015.

Supplemental pro forma information for the current or prior reporting periods has not been presented due to the impracticability of obtaining detailed, accurate or reliable data for the periods the acquired entities were not owned by Monro.

The preliminary fair values of identifiable assets acquired and liabilities assumed were based on preliminary valuations and estimates.  The excess of the net purchase price over net tangible and intangible assets acquired was recorded as goodwill.  The preliminary allocation of the aggregate purchase price as of September 26, 2015 was as follows:

As of Acquisition Date
(Dollars in thousands)
Trade receivables	$251
Inventories	831
Other current assets	133
Property, plant and equipment	9,876
Intangible assets	11,538
Long-term deferred income tax assets	5,583
Other non-current assets	25
Total assets acquired	28,237
Warranty reserves	161
Other current liabilities	1,706
Long-term capital leases and financing obligations	22,143
Other long-term liabilities	116
Total liabilities assumed	24,126
Total net identifiable assets acquired	$4,111
Total consideration transferred	$49,425
Less: total net identifiable assets acquired	4,111
Goodwill	$45,314

The total consideration of $49.4 million is comprised of $43.4 million in cash, and a $6.0 million payable to a seller.  The payable is being liquidated via equal monthly payments through August 2022.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following are the intangible assets acquired and their respective fair values and weighted average useful lives:

	Dollars in thousands	As of Acquisition Date Weighted Average Useful Life
Customer relationships	$1,199	7 years
Trade name	2,100	15 years
Franchise agreements	7,200	18 years
Favorable leases	1,039	15 years
Total	$11,538	16 years

Fiscal 2015

During fiscal 2015, we acquired the following businesses for an aggregate purchase price of $64.3 million.  The acquisitions were financed through our existing credit facility.  The results of operations for these acquisitions were included in Monro’s financial results for the period from acquisition date through September 27, 2014.

On August 8, 2014, we acquired 35 retail tire and automotive repair stores located in Florida from Hennelly Tire & Auto, Inc.  These stores operate under The Tire Choice name.

On June 15, 2014, we acquired ten and nine retail tire and automotive repair stores located in Michigan from Lentz U.S.A. Service Centers, Inc. and Kan Rock Tire Company, Inc., respectively.  Two of the acquired stores never opened. These stores operate under the Monro Brake & Tire name.

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

We expensed all costs related to acquisitions in the six months ended September 27, 2014.  The total costs related to completed acquisitions were $.3 million and $.7 million for the three and six months ended September 27, 2014, respectively.  These costs are included in the Consolidated Statements of Comprehensive Income primarily under operating, selling, general and administrative expenses.

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

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have recorded the identifiable assets acquired and liabilities assumed at their estimated fair value as of their respective acquisition dates, with the remainder recorded as goodwill as follows:

As of Acquisition Date
(Dollars in thousands)
Inventories	$4,343
Other current assets	443
Property, plant and equipment	26,005
Intangible assets	5,157
Long-term deferred income tax assets	15,111
Other non-current assets	17
Total assets acquired	51,076
Warranty reserves	733
Other current liabilities	2,762
Long-term capital leases and financing obligations	49,058
Other long-term liabilities	1,248
Total liabilities assumed	53,801
Total net identifiable liabilities acquired	$(2,725)
Total consideration transferred	$64,293
Plus: gain on bargain purchase	383
Less: total net identifiable liabilities acquired	(2,725)
Goodwill	$67,401

The following are the intangible assets acquired and their respective fair values and weighted average useful lives:

	Dollars in thousands	As of Acquisition Date Weighted Average Useful Life
Trade names	$1,900	10 years
Customer relationships	1,529	7 years
Favorable leases	1,728	17 years
Total	$5,157	11 years

As a result of the updated purchase price allocations, certain of the fair value amounts previously estimated were adjusted during the measurement period. These measurement period adjustments related to updated valuation reports and appraisals received from our external valuation specialists, as well as revisions to internal estimates. The changes in estimates include an increase in property, plant and equipment of $3.0 million; a decrease in intangible assets of $1.9 million; an increase in long-term deferred income tax assets of $1.4 million; an increase in current liabilities of $.7 million; an increase in long-term capital leases and financing obligations of $6.7 million;  and an immaterial change in various assets and liabilities netting to $.1 million. The measurement period adjustments resulted in an increase to goodwill of $4.8 million.

We continue to refine the valuation data and estimates primarily related to inventory, road hazard warranty, intangible assets, real estate and real property leases for fiscal 2015 acquisitions subsequent to September 27, 2014, and for the fiscal 2016 acquisitions, and expect to complete valuations no later than the first anniversary date of the respective acquisition.  We anticipate that adjustments will continue to be made to the fair values of identifiable assets acquired and liabilities assumed and those adjustments may or may not be material.

Note 3 – Earnings Per Share

Basic earnings per common share (“EPS”) amounts are computed by dividing income available to common shareholders, after deducting preferred stock dividends, by the average number of common shares outstanding.  Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalent securities outstanding.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of basic and diluted EPS for the respective periods:

	Quarter Ended		Six Months Ended
	Fiscal September		Fiscal September
	2015	2014	2015	2014
	(Dollars in thousands,
	except per share data)
Numerator for earnings per common share calculation:
Net Income	$18,872	$16,330	$37,671	$33,262
Preferred stock dividends	(114)	(99)	(228)	(198)
Income available to common stockholders	$18,758	$16,231	$37,443	$33,064
Denominator for earnings per common share calculation:
Weighted average common shares, basic	31,961	31,561	31,908	31,539
Effect of dilutive securities:
Preferred stock	760	760	760	760
Stock options	439	457	474	484
Weighted average number of common shares, diluted	33,160	32,778	33,142	32,783
Basic Earnings per common share:	$.59	$.51	$1.17	$1.05
Diluted Earnings per common share:	$.57	$.50	$1.14	$1.01

The computation of diluted EPS excludes the effect of the assumed exercise of approximately 168,000 and 172,000 stock options for the three and six months ended fiscal September 26, 2015, respectively, and 126,000 and 125,000 for the three and six months ended September 27, 2014, respectively.  Such amounts were excluded as the exercise prices of these stock options were greater than the average market value of our Common Stock for those periods, resulting in an anti-dilutive effect on diluted EPS.

Note 4 – Income Taxes

In the normal course of business, we provide for uncertain tax positions and the related interest and penalties, and adjust our unrecognized tax benefits and accrued interest and penalties accordingly.  The total amounts of unrecognized tax benefits were $8.3 million and $7.5 million at September 26, 2015 and March 28, 2015, respectively, the majority of which, if recognized, would affect the effective tax rate.  As of September 26, 2015, we had approximately $.5 million of interest and penalties accrued related to unrecognized tax benefits.

We file U.S. federal income tax returns and income tax returns in various state jurisdictions.  Our fiscal 2012 through fiscal 2014 U.S. federal tax years and various state tax years remain subject to income tax examinations by tax authorities.

Note 5 – Fair Value

Long-term debt had a carrying amount and a fair value of $145.0 million as of September 26, 2015, as compared to a carrying amount and a fair value of $122.5 million as of March 28, 2015.  The fair value of long-term debt was estimated based on discounted cash flow analyses using either quoted market prices for the same or similar issues, or the current interest rates offered to Monro for debt with similar maturities.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Supplemental Disclosure of Cash Flow Information

The following represents non-cash investing and financing activities during the periods indicated:

Six Months Ended September 26, 2015:

In connection with the fiscal 2016 acquisitions, liabilities were assumed as follows:

(Dollars in thousands)
Fair value of assets acquired	$28,237
Goodwill acquired	45,314
Cash paid, net of cash acquired	(43,425)
Less: Amount payable to the seller	(6,000)
Liabilities assumed	$24,126

Six Months Ended September 27, 2014:

In connection with the fiscal 2015 acquisitions, liabilities were assumed as follows:

(Dollars in thousands)
Fair value of assets acquired	$51,076
Goodwill acquired	67,401
Gain on bargain purchase	(383)
Cash paid, net of cash acquired	(64,293)
Liabilities assumed	$53,801

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including (without limitation) statements made in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain statements of future expectations and other forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995.  When used in this Quarterly Report on Form 10-Q, the words “anticipates”, “believes”, “contemplates”, “see”, “could”, “estimate”, “appear”, “intend”, “plans” and variations thereof and similar expressions, are intended to identify forward-looking statements.  Forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed.  These factors include, but are not necessarily limited to, product demand, dependence on and competition within the primary markets in which Monro’s stores are located, the need for and costs associated with store renovations and other capital expenditures, the effect of economic conditions, the impact of competitive services and pricing, parts supply restraints or difficulties, industry regulation, risks relating to leverage and debt service (including sensitivity to fluctuations in interest rates), continued availability of capital resources and financing, disruption or unauthorized access to our computer systems, risks relating to protection of customer and employee personal data, risks relating to litigation, risks relating to integration of acquired businesses, including goodwill impairment and the risks set forth in our Annual Report on Form 10-K for the fiscal year ended March 28, 2015.  Except as required by law, we do not undertake and specifically disclaim any obligation to update any forward-looking statement to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Results of Operations

The following table sets forth income statement data of Monro Muffler Brake, Inc. expressed as a percentage of sales for the fiscal periods indicated:

	Quarter Ended		Six Months Ended
	Fiscal September		Fiscal September
	2015	2014	2015	2014
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including distribution and occupancy costs	57.9	59.6	57.9	59.1
Gross profit	42.1	40.4	42.1	40.9
Operating, selling, general and administrative expenses	27.9	27.4	27.9	27.6
Operating income	14.3	13.1	14.2	13.3
Interest expense - net	1.6	1.3	1.5	1.1
Other income - net	0.0	(0.1)	0.0	(0.1)
Income before provision for income taxes	12.7	11.9	12.8	12.2
Provision for income taxes	4.8	4.5	4.9	4.7
Net income	7.9%	7.4%	7.9%	7.6%

Second Quarter and Six Months Ended September 26, 2015 Compared to Second Quarter and Six Months Ended

September 27, 2014

Sales were $239.2 million for the quarter ended September 26, 2015 as compared with $221.3 million for the quarter ended September 27, 2014.  The sales increase of $17.9 million or 8.1% was partially due to a comparable store sales increase of 2.1%. Additionally, there was an increase of $18.5 million related to new stores, of which $17.5 million came from the fiscal 2015 and fiscal 2016 acquisitions.  Partially offsetting this was a decrease in sales from closed stores amounting to $5.2 million.  There were 91 selling days in both the quarters ended September 26, 2015 and September 27, 2014.

Barter sales of slower moving inventory totaled approximately $2.0 million and $2.9 million for the quarters ended September 26, 2015 and September 27, 2014, respectively.  There were no barter sales in the first quarter of fiscal 2015 or fiscal 2016.

Sales were $475.7 million for the six months ended September 26, 2015 as compared with $438.8 million for the six months ended September 27, 2014.  The sales increase of $36.9 million or 8.4%, was partially due to a comparable store sales increase of .8%.  Additionally, there was an increase of $43.8 million related to new stores of which $40.7 million came from fiscal 2015 and fiscal 2016 acquisitions.  Partially offsetting this was a decrease in sales from closed stores amounting to $11.3 million.  There were 181 selling days in the first six months of fiscal 2016 and fiscal 2015.

At September 26, 2015, we had 1,029 company-operated stores and 143 franchised locations as compared with 1,003 company-operated stores and one franchised location at September 27, 2014.  During the quarter ended September 26, 2015, we added 35 company-operated stores and closed five stores.  Year-to-date, we have added 39 stores and closed nine stores.

We believe the increase in comparable store sales, including increased comparable store tire, brake and alignment sales, demonstrates that needed repairs cannot be deferred indefinitely.

Gross profit for the quarter ended September 26, 2015 was $100.7 million or 42.1% of sales as compared with $89.5 million or 40.4% of sales for the quarter ended September 27, 2014.  The increase in gross profit for the quarter ended September 26, 2015, as a percentage of sales, is due to several factors, as discussed below.

Total material costs, including outside purchases, decreased as a percentage of sales as compared to the prior year.  This was largely due to a decrease in oil prices and tire costs.  Additionally, the barter sale in the quarter ended September 2015 had a small positive impact on gross profit as a percentage of sales, while the sale in the prior year second quarter had a small negative impact on gross profit.

Distribution and occupancy costs decreased as a percentage of sales from the prior year as we gained leverage on these largely fixed costs with higher sales.  Additionally, the recording of some new leases as operating versus capital leases under generally accepted accounting principles reduced occupancy costs and increased interest expense.  Labor costs decreased as a percent of sales as compared to the prior year through focused payroll control.

Gross profit for the six months ended September 26, 2015 was $200.4 million or 42.1% of sales as compared with $179.5 million or 40.9% of sales for the six months ended September 27, 2014.  The year-to-date increase in gross profit as a percent of sales is largely due to decreased material costs as described above.  Additionally, labor costs as a percentage of sales improved as compared to the prior year.

Operating expenses for the quarter ended September 26, 2015 were $66.6 million or 27.9% of sales as compared with $60.5 million or 27.4% of sales for the quarter ended September 27, 2014.  The increase is primarily due to increased due diligence costs and increased incentive compensation (related to improved performance) as compared to the prior year quarter.

For the six months ended September 26, 2015, operating expenses increased by $11.6 million to $132.7 million from the comparable period of the prior year and were 27.9% of sales as compared to 27.6% of sales for the six months ended September 27, 2014.  The increase as a percentage of sales is due primarily to an increase in due diligence and incentive compensation expense, as well as a small increase in benefits costs as a percent of sales as compared to the prior year six months.

Operating income for the quarter ended September 26, 2015 of approximately $34.1 million increased by 17.9% as compared to operating income of approximately $28.9 million for the quarter ended September 27, 2014, and increased as a percentage of sales from 13.1% to 14.3% for the reasons described above.

Operating income for the six months ended September 26, 2015 of approximately $67.7 million increased by 16.1% as compared to operating income of approximately $58.3 million for the six months ended September 27, 2014, and increased as a percentage of sales from 13.3% to 14.2% for the reasons described above.

Net interest expense for the quarter ended September 26, 2015 increased by approximately $1.0 million as compared to the same period in the prior year, and increased from 1.3% to 1.6% as a percentage of sales for the same periods.  The weighted average debt outstanding for the quarter ended September 26, 2015 increased by approximately $43 million as compared to the quarter ended September 27, 2014.  This increase is primarily related to an increase in capital lease debt recorded in connection with the fiscal 2015 and fiscal 2016 acquisitions.  There was also an increase in the weighted average interest rate of approximately 70 basis points from the prior year, largely due to capital lease debt.

Net interest expense for the six months ended September 26, 2015 increased by approximately $2.2 million as compared to the same period in the prior year, and increased from 1.1% to 1.5% as a percentage of sales for the same periods.  Weighted average debt increased by approximately $43 million and the weighted average interest rate increased by approximately 100 basis points as compared to the same period of the prior year due to an increase in capital lease debt.

The effective tax rate was 38% of pre-tax income for the quarter and six months ended September 26, 2015 and was 38.1% of pre-tax income for the same periods ended September 27, 2014.

Net income for the quarter ended September 26, 2015 of $18.9 million increased 15.6% from net income for the quarter ended September 27, 2014.  Earnings per share on a diluted basis for the quarter ended September 26, 2015 of $.57 increased 14.0%.

For the six months ended September 26, 2015, net income of $37.7 million increased 13.3% and diluted earnings per share of $1.14 increased 12.9%.

Capital Resources and Liquidity

Capital Resources

Our primary capital requirements in fiscal 2016 are the upgrading of facilities and systems and the funding of our store expansion program, including potential acquisitions of existing store chains.  For the six months ended September 26, 2015, we spent approximately $66.5 million on these items.  Capital requirements were met primarily by cash flow from operations and from our revolving credit facility.

In May 2015, our Board of Directors declared its intention to pay a regular quarterly cash dividend of $.15 per common share or common share equivalent beginning with the first quarter of fiscal 2016.  We paid dividends of $9.8 million during the six months ended September 26, 2015.  However, the declaration of and any determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on Monro’s financial condition, results of operations, capital requirements, compliance with charter and credit facility restrictions, and such other factors as the Board of Directors deems relevant.

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

In December 2012, the Credit Facility was amended to include the following: the committed sum was increased by $75 million to $250 million; the term was extended for another one and a half years, such that the Facility now expires in December 2017; and the $75 million accordion feature was maintained.  There were no other changes in terms including those related to covenants or interest rates.  There are now six banks participating in the syndication.  There was $145.0 million outstanding under the Credit Facility at September 26, 2015.

Within the Credit Facility, we have a sub-facility of $40 million available for the purpose of issuing standby letters of credit.  There was an outstanding letter of credit for $23.7 million at September 26, 2015.

The net availability under the Credit Facility at September 26, 2015 was $81.3 million.

Specific terms of the Credit Facility permit the payment of cash dividends not to exceed 50% of the prior year’s net income, and permit mortgages and specific lease financing arrangements with other parties with certain limitations.  Additionally, the Credit Facility is not secured by our real property, although we have agreed not to encumber our real property, with certain permissible exceptions.  The agreement also requires the maintenance of specified interest and rent coverage ratios.  We were in compliance with all debt covenants at September 26, 2015.

We have financed certain store properties and equipment with capital leases/financing obligations, which amounted to $170.8 million at September 26, 2015 and are due in installments through fiscal year 2045.

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

In May 2014, the FASB issued new accounting guidance for the reporting of revenue from contracts with customers.  This guidance provides guidelines a company will apply to determine the measurement of revenue and timing of when it is recognized.  In August 2015, the FASB delayed the effective date of the standard to fiscal years beginning after December 15, 2017.  Early adoption is permitted, but not before the original effective date for public entities.  We are currently evaluating the potential effect of the adoption of this guidance on our Consolidated Financial Statements.

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

In April 2015, the FASB issued new accounting guidance related to the presentation of debt issuance costs.  This standard will require debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability rather than as an asset.  These costs will continue to be amortized to interest expense using the effective interest method.  This pronouncement is effective for fiscal years and for interim periods within those years beginning after December 15, 2015.  Retrospective adoption is required.  In September 2015, the FASB issued guidance clarifying that debt issuance costs related to revolver and line of credit arrangements can be recorded as an asset and amortized over the term of the arrangement, which is consistent with Monro’s current presentation.  We do not expect this pronouncement to have a material effect on our Consolidated Financial Statements.

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

In September 2015, the FASB issued new accounting guidance that is intended to simplify the accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments.  This standard requires an entity to present separately on the face of the income statement or disclose in the notes the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This pronouncement is effective for fiscal years and for interim periods within those years beginning after December 15, 2015.  The adoption of this guidance is not anticipated to have a material effect on our Consolidated Financial Statements.

Other recent authoritative guidance issued by the FASB (including technical corrections to the Accounting Standards Codification) and the SEC did not, or are not expected to have a material effect on Monro’s Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from potential changes in interest rates.  There was no fixed rate debt outstanding at September 26, 2015.  Our cash flow exposure on floating rate debt would result in annual interest expense fluctuations of approximately $1.5 million based upon our debt position at September 26, 2015 and $1.2 million for the fiscal year ended March 28, 2015, given a 1% change in LIBOR.

Debt financing had a carrying amount and a fair value of $145.0 million as of September 26, 2015, as compared to a carrying amount and a fair value of $122.5 million as of March 28, 2015.

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

Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended September 26, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MONRO MUFFLER BRAKE, INC.

DATE: November 5, 2015	By:	/s/ John W. Van Heel
John W. Van Heel
Chief Executive Officer and President

DATE: November 5, 2015	By:	/s/ Catherine D’Amico
Catherine D’Amico
Executive Vice President-Finance, Treasurer and
Chief Financial Officer (Principal Financial Officer
and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Page No.
31.1	Certification of John W. Van Heel pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	21
31.2	Certification of Catherine D’Amico pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	22
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	23
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.INS	XBRL Instance Document
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.SCH	XBRL Taxonomy Extension Schema Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase