Form 10-Q
period 2015-12-26
MONRO MUFFLER BRAKE INC
filed 2016-02-04
CIK 876427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2015.

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

As of January 22, 2016, 32,194,656 shares of the registrant's common stock, par value $ .01 per share, were outstanding.

MONRO MUFFLER BRAKE, INC.

MONRO MUFFLER BRAKE, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 26,	March 28,
	2015	2015
	(Dollars in thousands)
Assets
Current assets:
Cash and equivalents	$4,165	$7,730
Trade receivables	4,475	2,561
Federal and state income taxes receivable	2,018	—
Inventories	131,315	129,727
Deferred income tax assets	15,075	13,942
Other current assets	32,739	21,324
Total current assets	189,787	175,284
Property, plant and equipment	630,754	592,206
Less - Accumulated depreciation and amortization	(281,670)	(265,454)
Net property, plant and equipment	349,084	326,752
Goodwill	399,353	349,088
Intangible assets	40,280	34,555
Other non-current assets	12,474	11,947
Long-term deferred income tax assets	11,641	10,168
Total assets	$1,002,619	$907,794
Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt, capital leases and financing obligations	$10,770	$8,908
Trade payables	69,241	62,920
Federal and state income taxes payable	—	385
Accrued payroll, payroll taxes and other payroll benefits	16,726	22,265
Accrued insurance	35,939	32,373
Warranty reserves	10,956	10,752
Other current liabilities	17,684	18,190
Total current liabilities	161,316	155,793
Long-term capital leases and financing obligations	161,855	133,145
Long-term debt	127,359	122,543
Accrued rent expense	5,226	5,342
Other long-term liabilities	19,168	14,458
Long-term income taxes payable	3,644	2,902
Total liabilities	478,568	434,183
Commitments and contingencies
Shareholders' equity:
Class C Convertible Preferred Stock, $1.50 par value, $.064 conversion value, 150,000 shares authorized; 32,500 shares issued and outstanding	49	49
Common Stock, $.01 par value, 65,000,000 shares authorized; 38,492,533 and 38,007,537 shares issued at December 26, 2015 and March 28, 2015, respectively	385	380
Treasury Stock, 6,316,652 and 6,180,489 shares at December 26, 2015 and March 28, 2015, respectively, at cost	(105,856)	(95,638)
Additional paid-in capital	183,684	160,880
Accumulated other comprehensive loss	(4,899)	(4,584)
Retained earnings	450,688	412,524
Total shareholders' equity	524,051	473,611
Total liabilities and shareholders' equity	$1,002,619	$907,794

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Quarter Ended		Nine Months Ended
	Fiscal December		Fiscal December
	2015	2014	2015	2014
	(Dollars in thousands,
	except per share data)
Sales	$238,942	$236,553	$714,617	$675,358
Cost of sales, including distribution and occupancy costs	145,575	146,357	420,807	405,667
Gross profit	93,367	90,196	293,810	269,691
Operating, selling, general and administrative expenses	66,932	62,237	199,669	183,395
Operating income	26,435	27,959	94,141	86,296
Interest expense, net of interest income	3,853	2,929	11,003	7,837
Other income, net	(193)	(506)	(396)	(811)
Income before provision for income taxes	22,775	25,536	83,534	79,270
Provision for income taxes	7,544	9,550	30,632	30,022
Net income	15,231	15,986	52,902	49,248
Other comprehensive loss, net of tax:
Changes in pension, net of tax benefit	(105)	(62)	(315)	(185)
Comprehensive income	$15,126	$15,924	$52,587	$49,063
Earnings per share:
Basic	$.47	$.50	$1.64	$1.55
Diluted	$.46	$.49	$1.59	$1.50

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(UNAUDITED)

(Dollars and shares in thousands)

								Accumulated
							Additional	Other
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Total
Balance at March 28, 2015	33	$49	38,008	$380	6,180	$(95,638)	$160,880	$(4,584)	$412,524	$473,611
Net income									52,902	52,902
Other comprehensive loss:
Pension liability adjustment [($505) pre-tax]								(315)		(315)
Cash dividends (1): Preferred									(342)	(342)
Common									(14,396)	(14,396)
Tax benefit from exercise of stock options							5,907			5,907
Exercise of stock options (2)			485	5	137	(10,218)	14,584			4,371
Stock-based compensation							2,313			2,313
Balance at December 26, 2015	33	$49	38,493	$385	6,317	$(105,856)	$183,684	$(4,899)	$450,688	$524,051

(1)

Represents first, second and third quarter fiscal year 2016 dividend payments of $.15 per common share or common share equivalent paid on June 11, 2015, August 27, 2015 and December 24, 2015, respectively.

(2)	Includes the receipt of treasury stock in connection with the exercise of stock options and to partially satisfy tax withholding obligations.

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	Fiscal December
	2015	2014
	(Dollars in thousands)
	Increase (Decrease) in Cash
Cash flows from operating activities:
Net income	$52,902	$49,248
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	29,402	26,172
Gain on bargain purchase	—	(386)
(Gain) loss on disposal of assets	(383)	638
Stock-based compensation expense	2,313	2,885
Excess tax benefits from share-based payment arrangements	(8)	(81)
Net change in deferred income taxes	4,691	1,252
Change in operating assets and liabilities (excluding acquisitions):
Trade receivables	(1,654)	(481)
Inventories	(714)	(6,429)
Other current assets	(10,913)	(2,245)
Other non-current assets	568	(1,083)
Trade payables	5,281	14,260
Accrued expenses	(3,067)	(2,603)
Federal and state income taxes payable	3,504	7,994
Other long-term liabilities	(923)	(988)
Long-term income taxes payable	742	463
Total adjustments	28,839	39,368
Net cash provided by operating activities	81,741	88,616
Cash flows from investing activities:
Capital expenditures	(28,841)	(26,517)
Acquisitions, net of cash acquired	(48,157)	(82,658)
Proceeds from the disposal of assets	2,453	365
Net cash used for investing activities	(74,545)	(108,810)
Cash flows from financing activities:
Proceeds from borrowings	280,006	275,623
Principal payments on long-term debt, capital leases
and financing obligations	(282,979)	(241,607)
Exercise of stock options	6,942	2,124
Excess tax benefits from share-based payment arrangements	8	81
Dividends paid	(14,738)	(12,610)
Net cash (used for) provided by financing activities	(10,761)	23,611
(Decrease) increase in cash	(3,565)	3,417
Cash at beginning of period	7,730	1,205
Cash at end of period	$4,165	$4,622

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Condensed Consolidated Financial Statements

The consolidated balance sheets as of December 26, 2015 and March 28, 2015, the consolidated statements of comprehensive income for the quarters and nine months ended December 26, 2015 and December 27, 2014, the consolidated statement of changes in shareholders’ equity for the nine months ended December 26, 2015, and the consolidated statements of cash flows for the nine months ended December 26, 2015 and December 27, 2014, include financial information for Monro Muffler Brake, Inc. and its wholly-owned subsidiaries, Monro Service Corporation and Car-X, LLC (collectively, “Monro”, “we”, “us”, “our”).  These unaudited, condensed consolidated financial statements have been prepared by Monro.  We believe all known adjustments (consisting of normal recurring accruals or adjustments) have been made to fairly state the financial position, results of operations and cash flows for the unaudited periods presented.

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

We report our results on a 52/53 week fiscal year with the fiscal year ending on the last Saturday in March of each year.  The following are the dates represented by each fiscal period reported in these condensed financial statements:

“Quarter Ended Fiscal December 2015”	September 27, 2015 - December 26, 2015 (13 weeks)
“Quarter Ended Fiscal December 2014”	September 28, 2014 - December 27, 2014 (13 weeks)
“Nine Months Ended Fiscal December 2015”	March 29, 2015 - December 26, 2015 (39 weeks)
“Nine Months Ended Fiscal December 2014”	March 30, 2014 - December 27, 2014 (39 weeks)

Fiscal year 2016, ending March 26, 2016, is a 52 week year.

Recent Accounting Pronouncements

In May 2014, the FASB issued new accounting guidance for the reporting of revenue from contracts with customers.  This guidance provides guidelines a company will apply to determine the measurement of revenue and timing of when it is recognized.  In August 2015, the FASB delayed the effective date of the guidance to fiscal years beginning after December 15, 2017.  Early adoption is permitted, but not before the original effective date for public entities.  We are currently evaluating the potential effect of the adoption of this guidance on our Consolidated Financial Statements.

In April 2015, the FASB issued new accounting guidance related to the presentation of debt issuance costs.  This guidance will require debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability rather than as an asset.  These costs will continue to be amortized to interest expense using the effective interest method.  This guidance is effective for fiscal years and for interim periods within those years beginning after December 15, 2015.  Retrospective adoption is required.  In September 2015, the FASB issued guidance clarifying that debt issuance costs related to revolver and line of credit arrangements can be recorded as an asset and amortized over the term of the arrangement, which is consistent with Monro’s current presentation.  The adoption of this guidance will not have a material effect on our Consolidated Financial Statements.

In April 2015, the FASB issued new accounting guidance related to the measurement date of an employer's defined benefit obligation and plan assets.  This guidance permits a reporting entity with a fiscal year-end that does not coincide with a month-end to measure defined benefit plan assets and obligations using the month-end that is closest to the entity's fiscal year-end and apply that practical expedient consistently from year to year.  This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted.  The new guidance should be applied on a prospective basis.  The adoption of this guidance is not expected to have a material impact on our Consolidated Financial Statements.

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

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2015, the FASB issued new accounting guidance that is intended to simplify the accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments.  This guidance requires an entity to present separately on the face of the income statement or disclose in the notes the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.  This guidance is effective for fiscal years and for interim periods within those years beginning after December 15, 2015.  The adoption of this guidance is not anticipated to have a material effect on our Consolidated Financial Statements.

In November 2015, the FASB issued new guidance related to the balance sheet classification of deferred taxes.  This guidance will require that deferred taxes and liabilities be classified as non-current in a classified statement of financial position.  This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016.  Early adoption is permitted.  The adoption of this guidance will not have a material effect on our Consolidated Financial Statements.

Other recent authoritative guidance issued by the FASB (including technical corrections to the Accounting Standards Codification) and the SEC did not, or are not expected to have a material effect on Monro’s Consolidated Financial Statements.

Guarantees

We have guaranteed certain lease payments, primarily related to franchisees, amounting to $11.0 million.  This amount represents the maximum potential amount of future payments under the guarantees as of December 26, 2015.  The leases are guaranteed through April 2020.  In the event of default by the franchise owner, we generally retain the right to assume the lease of the related store, enabling us to re-franchise the location or to operate that location as a company-operated store.  As of December 26, 2015, we recorded a liability of $.4 million related to anticipated defaults under the foregoing leases.

Note 2 – Acquisitions

Monro’s acquisitions are strategic moves in our plan to fill in and expand our presence in existing and contiguous markets, and leverage fixed operating costs such as distribution and advertising.

Subsequent Event

On January 31, 2016, we acquired one retail tire and automotive repair store located in Georgia that will operate under the Mr. Tire name.  The acquisition was financed through our existing credit facility.

Fiscal 2016

During fiscal 2016, we acquired the following businesses for an aggregate purchase price of $50.8 million.  The acquisitions were financed through our existing credit facility.  The results of operations for these acquisitions are included in Monro’s financial results from the respective acquisition dates.

On December 13, 2015, we acquired four retail tire and automotive repair stores from a former Car-X franchisee located in Wisconsin, as well as one retail tire and automotive repair store located in Florida.  These stores operate under the Car-X name and The Tire Choice name, respectively.

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

We expensed all costs related to acquisitions in the nine months ended December 26, 2015.  The total costs related to completed acquisitions were $.1 million and $.6 million for the three and nine months ended December 26, 2015, respectively. These costs are included in the Consolidated Statements of Comprehensive Income primarily under operating, selling, general and administrative expenses.

Sales for the fiscal 2016 acquired entities, including franchise royalty income, for the three and nine months ended December 26, 2015 totaled $9.6 million and $15.6 million, respectively, for the period from acquisition date through December 26, 2015.

Supplemental pro forma information for the current or prior reporting periods has not been presented due to the impracticability of obtaining detailed, accurate or reliable data for the periods the acquired entities were not owned by Monro.

The preliminary fair values of identifiable assets acquired and liabilities assumed were based on preliminary valuations and estimates.  The excess of the net purchase price over net tangible and intangible assets acquired was recorded as goodwill.  The preliminary allocation of the aggregate purchase price as of December 26, 2015 was as follows:

As of Acquisition Date
(Dollars in thousands)
Trade receivables	$260
Inventories	929
Other current assets	502
Property, plant and equipment	10,080
Intangible assets	11,708
Long-term deferred income tax assets	5,583
Other non-current assets	25
Total assets acquired	29,087
Warranty reserves	162
Other current liabilities	1,610
Long-term capital leases and financing obligations	22,143
Other long-term liabilities	545
Total liabilities assumed	24,460
Total net identifiable assets acquired	$4,627
Total consideration transferred	$50,769
Less: total net identifiable assets acquired	4,627
Goodwill	$46,142

The total consideration of $50.8 million is comprised of $44.8 million in cash, and a $6.0 million payable to a seller.  The payable is being liquidated via equal monthly payments through August 2022.

The following are the intangible assets acquired and their respective fair values and weighted average useful lives:

	Dollars in thousands	As of Acquisition Date Weighted Average Useful Life
Customer relationships	$1,369	7 years
Trade name	2,100	15 years
Franchise agreements	7,200	18 years
Favorable leases	1,039	15 years
Total	$11,708	16 years

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal 2015

During fiscal 2015, we acquired the following businesses for an aggregate purchase price of $82.7 million.  The acquisitions were financed through our existing credit facility.  The results of operations for these acquisitions were included in Monro’s financial results for the period from acquisition date through December 27, 2014.

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

We expensed all costs related to acquisitions in the nine months ended December 27, 2014.  The total costs related to completed acquisitions were $.3 million and $.9 million for the three and nine months ended December 27, 2014, respectively.  These costs are included in the Consolidated Statements of Comprehensive Income primarily under operating, selling, general and administrative expenses.

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

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have recorded the identifiable assets acquired and liabilities assumed at their estimated fair value as of their respective acquisition dates, with the remainder recorded as goodwill as follows:

As of Acquisition Date
(Dollars in thousands)
Inventories	$4,974
Other current assets	563
Property, plant and equipment	33,788
Intangible assets	7,311
Long-term deferred income tax assets	16,728
Other non-current assets	72
Total assets acquired	63,436
Warranty reserves	737
Other current liabilities	3,476
Long-term capital leases and financing obligations	55,036
Other long-term liabilities	1,465
Total liabilities assumed	60,714
Total net identifiable liabilities acquired	$2,722
Total consideration transferred	$82,709
Plus: gain on bargain purchase	383
Less: total net identifiable liabilities acquired	2,722
Goodwill	$80,370

The following are the intangible assets acquired and their respective fair values and weighted average useful lives:

	Dollars in thousands	As of Acquisition Date Weighted Average Useful Life
Trade names	$1,900	10 years
Customer relationships	2,034	7 years
Favorable leases	3,377	14 years
Total	$7,311	11 years

As a result of the updated purchase price allocations, certain of the fair value amounts previously estimated were adjusted during the measurement period. These measurement period adjustments related to updated valuation reports and appraisals received from our external valuation specialists, as well as revisions to internal estimates. The changes in estimates include an increase in property, plant and equipment of $3.6 million; a decrease in intangible assets of $1.7 million; an increase in long-term deferred income tax assets of $1.5 million; an increase in current liabilities of $.7 million; an increase in long-term capital leases and financing obligations of $7.2 million;  and a decrease in purchase price of $.4 million. The measurement period adjustments resulted in an increase to goodwill of $4.1 million.

We continue to refine the valuation data and estimates primarily related to inventory, road hazard warranty, intangible assets, real estate and real property leases for fiscal 2015 acquisitions subsequent to December 27, 2014, and for the fiscal 2016 acquisitions, and expect to complete valuations no later than the first anniversary date of the respective acquisition.  We anticipate that adjustments will continue to be made to the fair values of identifiable assets acquired and liabilities assumed and those adjustments may or may not be material.

Note 3 – Earnings Per Share

Basic earnings per common share (“EPS”) amounts are computed by dividing income available to common shareholders, after deducting preferred stock dividends, by the average number of common shares outstanding.  Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalent securities outstanding.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of basic and diluted EPS for the respective periods:

	Quarter Ended		Nine Months Ended
	Fiscal December		Fiscal December
	2015	2014	2015	2014
	(Dollars in thousands,
	except per share data)
Numerator for earnings per common share calculation:
Net Income	$15,231	$15,986	$52,902	$49,248
Preferred stock dividends	(114)	(98)	(342)	(296)
Income available to common stockholders	$15,117	$15,888	$52,560	$48,952
Denominator for earnings per common share calculation:
Weighted average common shares, basic	32,077	31,596	31,966	31,558
Effect of dilutive securities:
Preferred stock	760	760	760	760
Stock options	496	481	609	514
Weighted average number of common shares, diluted	33,333	32,837	33,335	32,832
Basic Earnings per common share:	$.47	$.50	$1.64	$1.55
Diluted Earnings per common share:	$.46	$.49	$1.59	$1.50

The computation of diluted EPS excludes the effect of the assumed exercise of approximately 164,000 and 168,000 stock options for the three and nine months ended fiscal December 26, 2015, respectively, and 153,000 and 154,000 for the three and nine months ended December 27, 2014, respectively.  Such amounts were excluded as the exercise prices of these stock options were greater than the average market value of our Common Stock for those periods, resulting in an anti-dilutive effect on diluted EPS.

Note 4 – Income Taxes

In the normal course of business, we provide for uncertain tax positions and the related interest and penalties, and adjust our unrecognized tax benefits and accrued interest and penalties accordingly.  The total amounts of unrecognized tax benefits were $8.0 million and $7.5 million at December 26, 2015 and March 28, 2015, respectively, the majority of which, if recognized, would affect the effective tax rate.  As of December 26, 2015, we had approximately $.6 million of interest and penalties accrued related to unrecognized tax benefits.

We file U.S. federal income tax returns and income tax returns in various state jurisdictions.  Our fiscal 2013 through fiscal 2015 U.S. federal tax years and various state tax years remain subject to income tax examinations by tax authorities.

Note 5 – Fair Value

Long-term debt had a carrying amount and a fair value of $127.4 million as of December 26, 2015, as compared to a carrying amount and a fair value of $122.5 million as of March 28, 2015.  The fair value of long-term debt was estimated based on discounted cash flow analyses using either quoted market prices for the same or similar issues, or the current interest rates offered to Monro for debt with similar maturities.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Supplemental Disclosure of Cash Flow Information

The following represents non-cash investing and financing activities during the periods indicated:

Nine Months Ended December 26, 2015:

In connection with the fiscal 2016 acquisitions, liabilities were assumed as follows:

(Dollars in thousands)
Fair value of assets acquired	$29,087
Goodwill acquired	46,142
Cash paid, net of cash acquired	(44,769)
Less: Amount payable to the seller	(6,000)
Liabilities assumed	$24,460

Nine Months Ended December 27, 2014:

In connection with the fiscal 2015 acquisitions, liabilities were assumed as follows:

(Dollars in thousands)
Fair value of assets acquired	$63,436
Goodwill acquired	80,370
Gain on bargain purchase	(383)
Cash paid, net of cash acquired	(82,709)
Liabilities assumed	$60,714

These amounts reflect final purchase accounting adjustments for the fiscal 2015 acquisitions.  (See Note 2).

Purchase accounting adjustments related to the fiscal 2015 acquisitions increased goodwill by $4.1 million in fiscal 2016.

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

Note 8 – Subsequent Events

On January 25, 2016, we entered into a new five-year, $600 million Senior Secured Revolving Credit Facility agreement with nine banks (the “Credit Facility”).  Interest only is payable monthly throughout the Credit Facility’s term.  The Credit Facility increases our current borrowing capacity by $350 million to $600 million and includes an accordion feature permitting us to request an increase in availability of up to an additional $100 million, an increase of $25 million from our prior financing agreement.  The expanded facility bears interest at 75 to 175 basis points over LIBOR.

Within the Credit Facility, we have a sub-facility of $80 million for the purpose of issuing standby letters of credit.  The line requires fees aggregating 87.5 to 187.5 basis points over LIBOR annually of the face amount of each standby letter of credit, payable quarterly in arrears.

Specific terms and the maintenance of specified ratios are generally consistent with our prior financing agreement.  Additionally, the Credit Facility is not secured by our real property, although we have agreed not to encumber our real property, with certain permissible exceptions.

See Note 2 for a discussion of an acquisition subsequent to December 26, 2015.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including (without limitation) statements made in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain statements of future expectations and other forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995.  When used in this Quarterly Report on Form 10-Q, the words “anticipates”, “believes”, “contemplates”, “see”, “could”, “estimate”, “appear”, “intend”, “plans” and variations thereof and similar expressions, are intended to identify forward-looking statements.  Forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed.  These factors include, but are not necessarily limited to, product demand, dependence on and competition within the primary markets in which Monro’s stores are located, the need for and costs associated with store renovations and other capital expenditures, the effect of economic conditions, seasonality, the impact of weather conditions, the impact of competitive services and pricing, parts supply restraints or difficulties, industry regulation, risks relating to leverage and debt service (including sensitivity to fluctuations in interest rates), continued availability of capital resources and financing, disruption or unauthorized access to our computer systems, risks relating to protection of customer and employee personal data, risks relating to litigation, risks relating to integration of acquired businesses, including goodwill impairment and the risks set forth in our Annual Report on Form 10-K for the fiscal year ended March 28, 2015.  Except as required by law, we do not undertake and specifically disclaim any obligation to update any forward-looking statement to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Results of Operations

The following table sets forth income statement data of Monro Muffler Brake, Inc. expressed as a percentage of sales for the fiscal periods indicated:

	Quarter Ended		Nine Months Ended
	Fiscal December		Fiscal December
	2015	2014	2015	2014
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including distribution and occupancy costs	60.9	61.9	58.9	60.1
Gross profit	39.1	38.1	41.1	39.9
Operating, selling, general and administrative expenses	28.0	26.3	27.9	27.2
Operating income	11.1	11.8	13.2	12.8
Interest expense - net	1.6	1.2	1.5	1.2
Other income - net	(0.1)	(0.2)	(0.1)	(0.1)
Income before provision for income taxes	9.5	10.8	11.7	11.7
Provision for income taxes	3.2	4.0	4.3	4.4
Net income	6.4%	6.8%	7.4%	7.3%

Third Quarter and Nine Months Ended December 26, 2015 Compared to Third Quarter and Nine Months Ended December 27, 2014

Sales were $238.9 million for the quarter ended December 26, 2015 as compared with $236.6 million for the quarter ended December 27, 2014.  The sales increase of $2.4 million, or 1.0%, was due primarily to an increase of $13.9 million related to new stores, of which $13.0 million came from the fiscal 2015 and fiscal 2016 acquisitions.  Partially offsetting this was a decrease in comparable store sales of 2.5%.  Additionally, there was a decrease in sales from closed stores amounting to $5.2 million, largely related to the BJ’s store closures in fiscal year 2015.  There were 89 selling days in both the quarters ended December 26, 2015 and December 27, 2014.

Additionally, during the quarter ended December 27, 2014, we completed the bulk sale of approximately $2.1 million of slower moving inventory to a barter company in exchange for barter credits.  There was no similar transaction in the third quarter of fiscal 2016.

Sales were $714.6 million for the nine months ended December 26, 2015 as compared with $675.4 million for the nine months ended December 27, 2014.  The sales increase of $39.3 million or 5.8%, was due primarily to an increase of $57.6 million related to new stores, of which $53.7 million came from the fiscal 2015 and fiscal 2016 acquisitions.  Partially offsetting this was a decrease in sales from closed stores amounting to $16.5 million.  Additionally, there was a decrease in comparable store sales of .3%.  There were 270 selling days in both the first nine months of fiscal 2016 and fiscal 2015.

Barter sales of slower moving inventory totaled approximately $2.0 million and $5.0 million for the nine months ended December 26, 2015 and December 27, 2014, respectively.

At December 26, 2015, we had 1,031 company-operated stores and 138 franchised locations as compared with 1,017 company-operated stores and one franchised location at December 27, 2014.  During the quarter ended December 26, 2015, we added seven company-operated stores and closed five stores.  Year-to-date, we have added 46 company-operated stores and closed 14 stores.

With regard to franchised locations, we opened one during the third quarter of this year, closed two and purchased four.  Year-to-date, we have opened one franchised location, closed three and purchased seven.

The third quarter fiscal 2016 decline in comparable store sales related primarily to a decline of approximately 4% in comparable store tire sales, resulted mainly from the impact of milder winter weather conditions in our markets.   Historically, the Company’s third fiscal quarter is the strongest quarter for tire sales due to harsh winter weather conditions.  Despite the adverse weather impact, comparable store sales in some key service categories remained positive, including an increase of approximately 2% in brakes and 6% in alignments.

Gross profit for the quarter ended December 26, 2015 was $93.4 million or 39.1% of sales as compared with $90.2 million or 38.1% of sales for the quarter ended December 27, 2014.  The increase in gross profit for the quarter ended December 26, 2015, as a percentage of sales, is due to a decrease in material costs.  Total material costs, including outside purchases, decreased as a percentage of sales as compared to the quarter ended December 27, 2014.  This was largely due to a decrease in oil and tire costs, as well as a shift in mix from the lower margin tire category to higher margin service categories.  Additionally, the barter sale in the quarter ended December 27, 2014 had a small negative impact on gross profit, as the margin recognized in these transactions is typically less than our normal profit margin.

Offsetting the decrease in total material costs, as a percentage of sales, was a slight increase in distribution and occupancy costs, which are largely fixed costs, and slight increase in labor costs as compared to the comparable period in the prior year.  However, productivity, as measured by sales per man hour, was up as compared to the same quarter of last year.

Gross profit for the nine months ended December 26, 2015 was $293.8 million or 41.1% of sales as compared with $269.7 million or 39.9% of sales for the nine months ended December 27, 2014.  The year-to-date increase in gross profit as a percent of sales is largely due to decreased material costs as described above, but all related to cost and not mix, as well as the impact of the barter transactions.  Additionally, labor costs as a percentage of sales decreased slightly as compared to the prior year.

Operating expenses for the quarter ended December 26, 2015 were $66.9 million or 28.0% of sales as compared with $62.2 million or 26.3% of sales for the quarter ended December 27, 2014.  As a percent of sales, the increase is largely due to an increase of $2.1 million of due diligence costs (the majority of which related to an unsuccessful transaction), as well as the pressure of relatively fixed store direct costs on negative comparable store sales.

For the nine months ended December 26, 2015, operating expenses increased by $16.3 million to $199.7 million from the comparable period of the prior year and were 27.9% of sales as compared to 27.2% of sales for the nine months ended December 27, 2014.  Largely accounting for the increase as a percent of sales, was an increase of $2.5 million of due diligence costs as compared to the first nine months of the prior year, as well as margin pressure related to negative comparable store sales.

Operating income for the quarter ended December 26, 2015 of approximately $26.4 million decreased by 5.5% as compared to operating income of approximately $28.0 million for the quarter ended December 27, 2014, and decreased as a percentage of sales from 11.8% to 11.1% for the reasons described above.

Operating income for the nine months ended December 26, 2015 of approximately $94.1 million increased by 9.1% as compared to operating income of approximately $86.3 million for the nine months ended December 27, 2014, and increased as a percentage of sales from 12.8% to 13.2% for the reasons described above.

Net interest expense for the quarter ended December 26, 2015 increased by approximately $.9 million as compared to the same period in the prior year, and increased from 1.2% to 1.6% as a percentage of sales for the same periods.  The weighted average debt outstanding for the quarter ended December 26, 2015 increased by approximately $15 million as compared to the quarter ended December 27, 2014.  This increase is all related to an increase in capital lease debt recorded in connection with the fiscal 2015 and fiscal 2016 acquisitions, partially offset by a decrease in debt outstanding under our Revolving Credit Facility.  There was also an increase in the weighted average interest rate of approximately 100 basis points from the prior year, largely due to capital lease debt, as well as an increase in the LIBOR and prime rates versus the same time last year.

Net interest expense for the nine months ended December 26, 2015 increased by approximately $3.2 million as compared to the same period in the prior year, and increased from 1.2% to 1.5% as a percentage of sales for the same periods.  Weighted average debt increased by approximately $48 million and the weighted average interest rate increased by approximately 75 basis points as compared to the same period of the prior year due to an increase in capital lease debt.

The effective income tax rate for the quarter ended December 26, 2015 and December 27, 2014 was 33.1% and 37.4%, respectively.  The decrease in the effective income tax rate for the quarter ended December 26, 2015 related primarily to a net tax benefit that was recorded for $.7 million.  Prior to the quarter ended December 26, 2015, we engaged tax specialists to assess the qualification of intercompany transactions in accordance with U.S. Treasury Regulations of the Internal Revenue Code Section 482.  Based on this assessment, we concluded that certain tax benefits of $.7 million should be recognized as a discrete item during this period.  Excluding this net tax benefit, the effective income tax rate would have been approximately 36.3% for the quarter ended December 26, 2015.

Over the past five years, we have recorded an average tax benefit of approximately $.02 earnings per share in the third quarter of each fiscal year, primarily due to normal accounting for uncertain tax positions and other third quarter provision-to-return adjustments.  This year was slightly higher due to the reduction of tax reserves related to the aforementioned refinement of transfer pricing.

The effective tax rate for the nine months ended December 26, 2015 and December 27, 2014 was 36.7% and 37.9%, respectively, of pre-tax income.

Net income for the quarter ended December 26, 2015 of $15.2 million decreased 4.7% from net income for the quarter ended December 27, 2014.  Earnings per share on a diluted basis for the quarter ended December 26, 2015 of $.46 decreased 6.1%.

For the nine months ended December 26, 2015, net income of $52.9 million increased 7.4% and diluted earnings per share of $1.59 increased 6.0%.

Capital Resources and Liquidity

Capital Resources

Our primary capital requirements in fiscal 2016 are the upgrading of facilities and systems and the funding of our store expansion program, including potential acquisitions of existing store chains.  For the nine months ended December 26, 2015, we spent approximately $77.0 million on these items.  Capital requirements were met primarily by cash flow from operations and from our revolving credit facility.

In May 2015, our Board of Directors declared its intention to pay a regular quarterly cash dividend of $.15 per common share or common share equivalent beginning with the first quarter of fiscal 2016.  We paid dividends of $14.7 million during the nine months ended December 26, 2015.  However, the declaration of and any determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on Monro’s financial condition, results of operations, capital requirements, compliance with charter and credit facility restrictions, and such other factors as the Board of Directors deems relevant.

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

In December 2012, the Credit Facility was amended to include the following: the committed sum was increased by $75 million to $250 million; the term was extended for another one and a half years, such that the Facility now expires in December 2017; and the $75 million accordion feature was maintained.  There were no other changes in terms including those related to covenants or interest rates.  Six banks participate in the syndication.  There was $127.4 million outstanding under the Credit Facility at December 26, 2015.

Within the Credit Facility, we have a sub-facility of $40 million available for the purpose of issuing standby letters of credit.  There was an outstanding letter of credit for $23.7 million at December 26, 2015.

The net availability under the Credit Facility at December 26, 2015 was $98.9 million.

Specific terms of the Credit Facility permit the payment of cash dividends not to exceed 50% of the prior year’s net income, and permit mortgages and specific lease financing arrangements with other parties with certain limitations.  Additionally, the Credit Facility is not secured by our real property, although we have agreed not to encumber our real property, with certain permissible exceptions.  The agreement also requires the maintenance of specified interest and rent coverage ratios.  We were in compliance with all debt covenants at December 26, 2015.

On January 25, 2016, we entered into a new five-year, $600 million Senior Secured Revolving Credit Facility agreement with nine banks (the “New Credit Facility”).  The New Credit Facility includes an accordion feature permitting us to request an increase in availability of up to an additional $100 million.  Within the New Credit Facility, we have a sub-facility of $80 million for the purpose of issuing standby letters of credit.

We have financed certain store properties and equipment with capital leases/financing obligations, which amounted to $172.6 million at December 26, 2015 and are due in installments through fiscal year 2045.

Recent Accounting Pronouncements

Refer to Note 1 for the discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from potential changes in interest rates.  There was no fixed rate debt outstanding at December 26, 2015.  Our cash flow exposure on floating rate debt would result in annual interest expense fluctuations of approximately $1.3 million based upon our debt position at December 26, 2015 and $1.2 million for the fiscal year ended March 28, 2015, given a 1% change in LIBOR.

Debt financing had a carrying amount and a fair value of $127.4 million as of December 26, 2015, as compared to a carrying amount and a fair value of $122.5 million as of March 28, 2015.

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

Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended December 26, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.  Exhibits

Exhibits

10.04a – Amendment No. 1 to April 1, 2013 Restatement, dated October 27, 2014, to the Monro Muffler Brake, Inc. Retirement Plan

10.04b – Amendment No. 2 to April 1, 2013 Restatement, dated December 10, 2015, to the Monro Muffler Brake, Inc. Retirement Plan

10.05a – First Amendment to the 2014 Restatement, dated December 10, 2015, to the Monro Muffler Brake, Inc. Amended and Restated Profit Sharing Plan

10.18* – Credit Agreement dated January 25, 2016 among Monro Muffler Brake, Inc., Citizens Bank N.A., Bank of America, N.A., JPMorgan Chase Bank, N.A., Key Bank National Association and the Lenders Named therein (January 2016 Form 8-K, Exhibit No. 10.18)

10.19 – Security Agreement dated January 25, 2016 among Monro Muffler Brake, Inc., Citizens Bank N.A., Bank of America, N.A., JPMorgan Chase Bank, N.A., Key Bank National Association and the Lenders Named therein

10.20 – Guaranty dated January 25, 2016 among Monro Muffler Brake, Inc., Citizens Bank N.A., Bank of America, N.A., JPMorgan Chase Bank, N.A., Key Bank National Association and the Lenders Named therein

10.21 – Negative Pledge Agreement dated January 25, 2016 among Monro Muffler Brake, Inc., Citizens Bank N.A., Bank of America, N.A., JPMorgan Chase Bank, N.A., Key Bank National Association and the Lenders Named therein

31.1 – Certification of John W. Van Heel pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

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

101.LAB - XBRL Taxonomy Extension Label Linkbase

101.PRE - XBRL Taxonomy Extension Presentation Linkbase

101.SCH - XBRL Taxonomy Extension Schema Linkbase

101.DEF - XBRL Taxonomy Extension Definition Linkbase

* An asterisk “*” following an exhibit number indicates that the exhibit is incorporated herein by reference to an exhibit to the Company’s Current Report on Form 8-K, filed on January 28, 2016 (“January 2016 Form 8-K”).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONRO MUFFLER BRAKE, INC.

DATE: February 4, 2016	By:	/s/ John W. Van Heel
John W. Van Heel
Chief Executive Officer and President

DATE: February 4, 2016	By:	/s/ Catherine D’Amico
Catherine D’Amico
Executive Vice President-Finance, Treasurer and
Chief Financial Officer (Principal Financial Officer)

DATE: February 4, 2016	By:	/s/ Brian J. D’Ambrosia
Brian J. D’Ambrosia
Vice President-Controller and Chief Accounting
Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	.
10.04a	Amendment No. 1 to April 1, 2013 Restatement, dated October 27, 2014, to the Monro Muffler Brake, Inc. Retirement Plan
10.04b	Amendment No. 2 to April 1, 2013 Restatement, dated December 10, 2015, to the Monro Muffler Brake, Inc. Retirement Plan
10.05a	First Amendment to the 2014 Restatement, dated December 10, 2015, to the Monro Muffler Brake, Inc. Amended and Restated Profit Sharing Plan
10.19

Security Agreement dated January 25, 2016 among Monro Muffler Brake, Inc., Citizens Bank N.A., Bank of America, N.A., JPMorgan Chase Bank, N.A., Key Bank National Association and the Lenders Named therein

10.20	Guaranty dated January 25, 2016 among Monro Muffler Brake, Inc., Citizens Bank N.A., Bank of America, N.A., JPMorgan Chase Bank, N.A., Key Bank National Association and the Lenders Named therein
10.21	Negative Pledge Agreement dated January 25, 2016 among Citizens Bank N.A., Bank of America, N.A., JPMorgan Chase Bank, N.A., Key Bank National Association and the Lenders Named therein
31.1	Certification of John W. Van Heel pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Catherine D’Amico pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.INS	XBRL Instance Document
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.SCH	XBRL Taxonomy Extension Schema Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase