Form 10-K
period 2016-03-26
MONRO MUFFLER BRAKE INC
filed 2016-05-25
CIK 876427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended March 26, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, September 26, 2015, was approximately $2,069,200,000.

As of May 6, 2016, 32,247,684 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's definitive proxy statement (to be filed pursuant to Regulation 14A) for the 2016 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated by reference into Part III hereof.

PART I

FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not historical facts, including (without limitation) statements made in this Item and in “Item 1 – Business”, may contain statements of future expectations and other forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995.  When used in this Annual Report on Form 10-K, the words “anticipates”, “believes”, “contemplates”, “see”, “could”, “estimate”, “intend”, “plans” and variations thereof and similar expressions, are intended to identify forward-looking statements.  Forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed.  These factors include, but are not necessarily limited to, product demand, dependence on and competition within the primary markets in which Monro Muffler Brake, Inc.’s (“Monro”, the “Company”, “we”, “us”, or “our”) stores are located, the need for and costs associated with store renovations and other capital expenditures, the effect of economic conditions, seasonality, the impact of weather conditions, the impact of competitive services and pricing, parts supply restraints or difficulties, our dependence on foreign vendors, industry regulation, risks relating to leverage and debt service (including sensitivity to fluctuations in interest rates), continued availability of capital resources and financing, advances in automotive technologies, disruption or unauthorized access to our computer systems, risks relating to protection of customer and employee personal data, business interruptions, risks relating to litigation, risks relating to integration of acquired businesses, including goodwill impairment and the risks set forth in “Item 1A.  Risk Factors”.  Except as required by law, we do not undertake to update any forward-looking statement that may be made from time to time by us or on our behalf.

Item 1. Business

GENERAL

Monro is a chain of 1,029 Company-operated stores (as of March 26, 2016), 135 franchised locations and 14 dealer-operated stores providing automotive undercar repair and tire services in the United States.  At March 26, 2016, Monro operated Company stores in 25 states, including Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Kentucky, Maine, Maryland, Massachusetts, Michigan, Missouri, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Vermont, Virginia, West Virginia and Wisconsin, primarily under the names “Monro Muffler Brake & Service”, “Tread Quarters Discount Tire”, “Mr. Tire”, “Autotire Car Care Center”, “Tire Warehouse”, “Tire Barn Warehouse”, “Ken Towery’s Tire & Auto Care”, “The Tire Choice” and “Car-X” (together, the “Company Stores”).  Company Stores typically are situated in high-visibility locations in suburban areas and small towns, as well as in major metropolitan areas.  Company Stores serviced approximately 5.8 million vehicles in fiscal 2016.  (References herein to fiscal years are to the Company's year ended fiscal March [e.g., references to "fiscal 2016" are to the Company's fiscal year ended March 26, 2016].)

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

All of the Company’s stores, except Tire Warehouse and Tire Barn Warehouse stores, provide the services described above.  Tire Warehouse and Tire Barn Warehouse stores only sell tires and tire related services and alignments.  However, a growing number of our stores are more specialized in tire replacement and service and, accordingly, have a higher mix of sales in the tire category.  These stores are described below as tire stores, whereas the remaining stores are described as service stores.  (See additional discussion under “Operating Strategy”.) At March 26, 2016, there were 515 stores designated as service stores and 514 as tire stores.

Our sales mix for fiscal 2016, 2015 and 2014 was as follows:

	Service Stores			Tire Stores			Total Company
	FY16	FY15	FY14	FY16	FY15	FY14	FY16	FY15	FY14
Brakes	25%	25%	24%	10%	10%	9%	15%	15%	15%
Exhaust	9	9	9	1	1	1	3	3	4
Steering	11	11	11	9	9	8	10	10	9
Tires	20	19	18	56	57	60	45	44	44
Maintenance	35	36	38	24	23	22	27	28	28
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%

The Company has two wholly-owned subsidiaries, Monro Service Corporation and Car-X, LLC.

Monro Service Corporation, a Delaware corporation qualified to do business in the states of Kentucky, Maryland, New Hampshire, New York and Virginia, holds all assets, rights, responsibilities and liabilities associated with our warehousing, purchasing, advertising, accounting, office services, payroll, cash management and certain other operations that are performed in the aforementioned states.  We believe that this structure has enhanced operational efficiency and provides cost savings.

On April 25, 2015, we acquired the Car-X brand, as well as the franchise rights for 146 auto service centers from Car-X Associates Corp.  (See additional discussion under Note 2 to the Company’s Consolidated Financial Statements.)  Car-X, LLC, a Delaware limited liability company, operates as the franchisor through a standard royalty agreement, while Car-X remains a separate and independent brand and business with franchise operations based in Illinois.

As of March 26, 2016, Monro had 134 Car-X franchised locations.

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

In that regard, we have completed several acquisitions, including:

Date of Acquisition	Seller	Number of Stores Acquired (a) (b)		Location of Stores	Current Brand (f)
March 2004	Atlantic Automotive Corp.	26		MD, VA	Mr. Tire
October 2004	Rice Tire, Inc.	5		MD	Mr. Tire/Tread Quarters
March 2005	Henderson Holdings, Inc.	10		MD	Mr. Tire
April 2006	ProCare Automotive Service Solutions LLC	75		OH, PA	Monro/Mr. Tire
July 2007	Valley Forge Tire & Auto Centers	11		PA	Mr. Tire
July 2007	Craven Tire & Auto	8		VA	Mr. Tire
January 2008	Broad Elm Group	7		NY	Mr. Tire
June 2009	Am-Pac Tire Distributors	26		IL, MO	Autotire
September 2009	Midwest Tire & Auto Repair	4		IN	Tire Warehouse
October 2009	Tire Warehouse Central, Inc.	41	(c)	ME, MA, NH, RI, VT	Tire Warehouse
March 2010	Import Export Tire, Co.	5		PA	Mr. Tire
November 2010	Courthouse Tire	3		VA	Mr. Tire
June 2011	Vespia Tire Centers, Inc.	24		NJ, PA	Mr. Tire
October 2011	Terry's Tire Town	7		PA, OH	Mr. Tire
April 2012	Kramer Tire Co.	20	(d)	VA	Kramer Tire/Tread Quarters
June 2012	Colony Tire Corporation	18		NC	Mr. Tire/Tread Quarters
August 2012	Tuffy Associates Corp.	17		SC, WI	Monro/Tread Quarters
October 2012	ChesleyCo, Inc.	5		NY	Monro/Mr. Tire
November 2012	Everybody's Oil Corporation	31		IL, IN, TN	Tire Barn Warehouse
December 2012	Ken Towery's Auto Care of Kentucky, Inc./Ken Towery's Auto Care of Indiana, Inc.	27	(e)	IN, KY	Ken Towery Tire & Auto Care
December 2012	Tire King of Durham, Inc.	9		NC	Mr. Tire
December 2012	Enger Auto Service, Inc.	12		OH	Mr. Tire
August 2013	Curry's Automotive Group	10		MD, VA	Curry's/Mr. Tire
November 2013	S & S Firestone, Inc.	4		KY	Ken Towery Tire & Auto Care
November 2013	Carl King Tire Co., Inc.	6		DE, MD	Mr. Tire
June 2014	Kan Rock Tire Company, Inc.	9	(g)	MI	Monro
June 2014	Lentz U.S.A. Service Centers, Inc.	10	(g)	MI	Monro
August 2014	Hennelly Tire & Auto, Inc.	35		FL	The Tire Choice
September 2014	Wood & Fullerton Stores, LLC	9		GA	Mr. Tire
December 2014	Gold Coast Tire & Auto Centers	9		FL	The Tire Choice
March 2015	Martino Tire Stores	8		FL	The Tire Choice
July 2015	Windsor Tire Co., Inc.	4		MA	Monro
August 2015	Kost Tire Distributors, Inc.	27		NY, PA	Mr. Tire
December 2015	McMar, Inc.	4		WI	Car-X

_________________

(a)	Table includes only acquisitions of three or more Company-operated stores.
(b)	Thirty-five stores were subsequently closed due to redundancies or failure to achieve an acceptable level of profitability. See additional discussion under “Store Additions and Closings”.
(c)	Six franchised locations were initially acquired, and five have subsequently been purchased by Monro and converted to Company-operated stores.
(d)	Two heavy truck tire and truck repair stores, two wholesale operations and a retread facility were also acquired and subsequently sold.
(e)	One wholesale operation was also acquired and is operating under the America’s Best Tires name.
(f)	In this table, “Monro” refers to the brand of “Monro Brake ∙ Tire” or “Monro Muffler Brake & Service”, not the corporation.
(g)	One acquired store was never opened.

As of March 26, 2016, Monro had 1,029 Company-operated stores, 135 franchised locations and 14 dealer locations located in 25 states.  The following table shows the growth in the number of Company-operated stores over the last five fiscal years:

STORE ADDITIONS AND CLOSINGS

	Year Ended Fiscal March
	2016		2015		2014		2013		2012
Stores open at beginning of year	999		953		937		803		781
Stores added during year	52	(b)	92	(c)	29	(d)	144	(e)	36	(f)
Stores closed during year (a)	(22)		(46)		(13)		(10)		(14)
Stores open at end of year	1,029		999		953		937		803
Service (including BJ’s) stores	515		509		532		540		536
Tire stores	514		490		421		397		267

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

(b)	Includes 40 stores acquired in the fiscal 2016 Acquisitions.
(c)	Includes 85 stores acquired in the fiscal 2015 Acquisitions. (Excludes the Kan Rock and Lentz stores that were never opened.)
(d)	Includes 24 stores acquired in the fiscal 2014 Acquisitions.
(e)	Includes 140 stores acquired in the fiscal 2013 Acquisitions.
(f)	Includes 32 stores acquired in the fiscal 2012 Acquisitions.

We plan to add approximately twenty to forty new greenfield stores in fiscal 2017 and to pursue appropriate acquisition candidates.

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

As a result of extensive analysis of our historical and projected store opening strategy, we have established major market profiles, as defined by market awareness: mature, existing and new markets.  Over the next several years, we expect to build a greater percentage of stores in mature and existing markets in order to capitalize on our market presence and consumer awareness.  During fiscal 2016, 47 of the stores added (including acquired stores) were located in existing markets and five stores were added in new markets.

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

We have customized the POS system to specific service and tire store requirements and deploy the appropriate version in each type of store.  Being Windows-based, the system has simplified training of new employees. Additionally, the system includes the following:

•	Electronic mail and electronic cataloging, which allows store managers to electronically research the specific parts needed for the make and model of the car being serviced;
•	Electronic repair manuals that allow for instant access to a single source of accurate, up-to-date, original equipment manufacturer-direct diagnosis, repair and maintenance information;
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

At March 26, 2016, we leased the land and/or the building at approximately 69% of our store locations and owned the land and building at the remaining locations.  Monro's policy is to situate new stores in the best locations, without regard to the form of ownership required to develop the locations.

New service and tire stores, (excluding acquired stores), have average sales of approximately $400,000 and $1,050,000, respectively, in their first 12 months of operation, or $67,000 and $150,000, respectively, per bay.

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

				Average
				Number
	Average	Average		of Stock
	Number	Square	Average	Keeping
	of Bays	Feet	Inventory	Units (SKUs)
Service stores (excluding ProCare)	6	4,500	$105,000	2,500
Tire stores (excluding Tire Warehouse and Tire Barn Warehouse stores)	7	6,300	$135,000	1,300

Data for the acquired ProCare service stores has been excluded because the stores’ stock rooms are smaller than those in typical service stores and therefore, they generally carry approximately half the amount of inventory of a typical service store.

Data for the Tire Warehouse and Tire Barn Warehouse stores has been excluded because these locations primarily install new tires and wheels and many perform alignments.  Additionally, most Tire Warehouse stores have one indoor service bay to perform alignments.  The store building houses a waiting room, storage area and an area to mount and balance tires on the car’s wheels once the wheels and tires have been removed from the car.  Removal of old tires and wheels from, and installation of new tires and wheels on, customers’ cars are performed outdoors under a carport.  The average inventory carried by the Tire Warehouse and Tire Barn Warehouse stores is $251,000 per store.

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

Store Personnel and Training

Monro supervises store operations primarily through our Divisional Vice Presidents who oversee Zone Managers who, in turn, oversee Market Managers.  The typical service store is staffed by a Store Manager and four to six technicians, one of whom serves as the Assistant Manager.  The typical tire store, except Tire Warehouse and Tire Barn stores, is staffed by a Store Manager, an Assistant Manager and/or Service Manager, and four to eight technicians.  Larger volume service and tire stores may also have one or two sales people.  The higher staffing level at many tire stores is necessary to support their higher sales volume.  Tire Warehouse and Tire Barn stores are generally staffed by a Store Manager and two to four technicians, one of whom serves as the Assistant Manager.  All Store Managers receive a base salary and Assistant Managers receive either hourly or salaried compensation.  In addition, Store Managers and Assistant Managers may receive other compensation based on their store's customer relations, gross profit, labor cost controls, safety, sales volume and other factors via a monthly or quarterly bonus based on performance in these areas.

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

Many of our new technicians join the Company in their early twenties as trainees or apprentices.  As they progress, many are promoted to technician and eventually master technician, the latter requiring Automotive Service Excellence (“ASE”) certification in eight different categories.  We offer a tool purchase program through which trainee technicians can acquire their own set of tools.  We also will reimburse technicians for the cost of ASE certification registration fees and test fees and encourage all technicians to become certified by providing a higher hourly wage rate following their certification.

Our training program provides multiple training sessions to both Store Managers and technicians in each store, each year.

Management training courses are developed and delivered by our dedicated training department and Operations management, and are supplemented with live and on-line vendor training courses.  Management training covers safety, customer service, sales, human resources (counseling, recruiting, interviewing, etc.), leadership, scheduling, financial and operational areas, and is delivered on a regular basis.  We believe that involving Operations management in the development and delivery of these sessions results in more relevant and actionable training for Store Managers, and helps to improve overall performance and staff retention.

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

Products and Services

The typical store provides a full range of undercar repair services for brakes, steering, mufflers and exhaust systems, drive train, suspension and wheel alignment, as well as tire replacement and service.  These services apply to all makes and models of domestic and foreign cars, light trucks and vans.  As a percentage of sales, the service stores provide significantly more brake and exhaust services than tire stores, and tire stores provide substantially more tire replacement and related services than service stores.

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

Included in maintenance services are oil change services, heating and cooling system "flush and fill" service, belt installation, fuel system service and a transmission "flush and fill" service.  Additionally, most stores replace and service batteries, starters and alternators.  Stores in Georgia, Maine, Maryland, Massachusetts, Missouri, New Hampshire, New York, North Carolina, Pennsylvania, Rhode Island, Vermont, Virginia, West Virginia and Wisconsin perform annual state inspections.  Approximately 63% of our stores also offer air conditioning services.

The format of the Tire Warehouse and Tire Barn Warehouse stores are slightly different from Monro’s typical service or tire stores (as described above) in that, generally, over 93% of the stores’ sales involve tire services, including the mounting and balancing of tires, and the sale of road hazard warranties.  Most of these stores also provide the installation of wiper blades.  Currently, 70% of Tire Warehouse and 87% of Tire Barn Warehouse stores perform alignments.  In fiscal year 2017, Monro plans to expand the number of Tire Warehouse and Tire Barn Warehouse stores offering alignment services to 83% of total stores.

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

Competitive Pricing, Advertising and Co-branding Initiatives

Monro seeks to set competitive prices for quality services and products.  We support our pricing strategy with special offers and coupons distributed through a variety of channels including: direct mail, email, digital advertising, newspaper, promotional store signage and in-store displays. In addition, to increase consumer awareness of the services we offer, Monro advertises through radio, cable television and yellow page advertising.   Our digital marketing efforts include paid and organic search on all major search engines, search remarketing and banner and mobile advertising.  We also manage social media profiles on a variety of platforms.

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

PURCHASING AND DISTRIBUTION

Through our wholly-owned subsidiary Monro Service Corporation, we select and purchase tires, parts and supplies for all Company-operated stores on a centralized basis through an automatic replenishment system.  Although purchases outside the centralized system (“outside purchases”) are made when needed at the store level, these purchases are low by industry standards, and accounted for approximately 22% of all parts and tires used in fiscal 2016.

Our ten largest vendors accounted for approximately 76% of our parts and tire purchases, with the largest vendor accounting for approximately 22% of total stocking purchases in fiscal 2016.  In fiscal 2016, Monro imported approximately 27% of our parts, oil and tire purchases.  We purchase parts and tires from approximately 110 vendors.  Management believes that our relationships with vendors are excellent and that alternative sources of supply exist, at comparable cost, for substantially all parts used in our business.  We routinely obtain bids from vendors to ensure we are receiving competitive pricing and terms.

Most parts are shipped by vendors to our primary warehouse facility in Rochester, New York, and are distributed to stores by the Monro-operated tractor/trailer fleet.  The majority of tires are shipped to our stores directly by vendors pursuant to orders placed by our headquarters staff.  During fiscal 2013, we completed an expansion of our Rochester warehouse from 80,000 square feet to 135,000 square feet.  Stores are replenished at least bi-weekly from this warehouse, and such replenishment fills, on average, 97% of all items ordered by the stores' automatic POS-driven replenishment system.  The Rochester warehouse stocks approximately 3,700 SKUs.  Monro also operates warehouses in Maryland, Virginia, New Hampshire and Kentucky.  These warehouses carry, on average, 1,100; 200; 700 and 400 SKUs, respectively.

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

EMPLOYEES

As of March 26, 2016, Monro had 6,725 employees, of whom 6,347 were employed in the field organization, 116 were employed at the warehouses, 213 were employed at our corporate headquarters and 49 were employed in other offices.  Monro's employees are not members of any union.  We believe that our relations with our employees are good.

REGULATION

We are subject to various federal, state and local laws and governmental regulations relating to the operation of our business, including those governing workplace safety, zoning and the handling, storage and disposal of hazardous substances contained in the products that we sell and use in our service bays, the recycling of batteries, tires and used lubricants, and the ownership and operation of real property.  We maintain programs to facilitate compliance with these laws and regulations.  We believe that we are in substantial compliance with all applicable environmental and other laws and regulations, and that the cost of such compliance is not material to the Company.

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

Our goodwill, other intangible assets or long-lived assets, are subject to an impairment test on an annual basis and are also tested whenever events and circumstances indicate that goodwill, intangible assets and/or long-lived assets may be impaired.  Any excess goodwill resulting from the impairment test must be written off in the period of determination.  Intangible assets (other than goodwill and indefinite-lived intangible assets) and other long-lived assets are generally amortized or depreciated over the useful life of such assets.  In addition, from time to time, we may acquire or make an investment in a business that will require us to record goodwill based on the purchase price and the value of the acquired tangible and intangible assets.  We have significantly increased our goodwill as a result of our acquisitions.  We may subsequently experience unforeseen issues with the businesses we acquire, which may adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of recoverability of the recorded goodwill and intangible assets.  Future determinations of significant write-offs of goodwill, intangible assets or other long-lived assets, as a result of an impairment test or any accelerated amortization or depreciation of other intangible assets or other long-lived assets could have a material negative impact on our results of operations and financial condition.  We have completed our annual impairment test for goodwill, and have concluded that we do not have any impairment of goodwill for the year ended March 26, 2016.

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

We offer eligible employees the opportunity to enroll in healthcare coverage subsidized by us. For various reasons, many of our eligible employees currently choose not to participate in our healthcare plans. However, under the comprehensive U.S. healthcare reform law enacted in 2010, the Affordable Care Act, changes that became effective in 2014, and the employer mandate and employer penalties that became effective January 1, 2015, may significantly increase our labor costs. Changes in the law that took effect in 2014, including the imposition of increasing penalties on individuals who do not obtain healthcare coverage, may result in more eligible employees deciding to enroll in our healthcare plans.  This may increase our healthcare costs in the future.  Additionally, implementing the requirements of the Affordable Care Act has imposed some additional administrative costs on us, and those costs may increase over time. The costs and other effects of these new healthcare requirements cannot be determined with certainty, but they may have a material adverse effect on our financial and operating results.

The market price of our common stock may be volatile and could expose us to shareholder action including securities class action litigation.

The stock market and the price of our common stock may be subject to wide fluctuations based upon general economic and market conditions.  Downturns in the stock market may cause the price of our common stock to decline.  The market price of our stock may also be affected by our ability to meet analysts’ expectations.  Failure to meet such expectations, even slightly, could have an adverse effect on the price of our common stock.  In the past, following periods of volatility in the market price of a company’s securities, shareholder action including securities class action litigation has often been instituted against such a company.  If similar litigation were instituted against us, it could result in substantial costs and a diversion of our management’s attention and resources, which could have an adverse effect on our business.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company, through Monro Service Corporation, owns its office/warehouse facility of approximately 165,000 square feet, which is located on 12.7 acres of land in Holleder Technology Park, in Rochester, New York.  Monro Service Corporation also owns a second office/warehouse facility of approximately 28,000 square feet, which is located on 11.8 acres of land in Swanzey, New Hampshire.  We lease additional warehouse space in Maryland, Virginia and Kentucky, and office space in Illinois for our Car-X franchise operations.

Of Monro's 1,029 Company-operated stores at March 26, 2016, 319 were owned, 610 were leased and for 100 stores, only the land was leased.  In general, we lease store sites for a ten-year period with several five-year renewal options.  Giving effect to all renewal options, approximately 64% of the leases (453 stores) expire after 2026.  Certain of the leases provide for contingent rental payments if a percentage of annual gross sales exceeds the base fixed rental amount.  The highest contingent percentage rent of any lease is 6.75%, and no such lease has adversely affected profitability of the store subject thereto.  An officer of Monro or members of his family are the lessors, or such officer or family members have interests in entities that are the lessors, with respect to six of the leases.  No related party leases exist, other than these six leases, and no new related party leases are contemplated.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Company's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION

Monro’s common stock, par value $.01 per share, (the “Common Stock”) is traded on the NASDAQ Stock Market under the symbol "MNRO".  The following table sets forth, for each quarter during the last two fiscal years, the range of high and low sales prices on the NASDAQ Stock Market for the Common Stock:

	Fiscal 2016		Fiscal 2015
Quarter Ended	High	Low	High	Low
June	$66.53	$55.34	$57.99	$50.28
September	$68.81	$60.12	$55.06	$48.67
December	$77.00	$62.25	$59.17	$46.93
March	$71.03	$59.66	$67.93	$55.44

HOLDERS

At May 6, 2016, Monro’s Common Stock was held by approximately 40 shareholders of record. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

EQUITY COMPENSATION PLAN INFORMATION

As of March 26, 2016, Monro maintained stock option plans under which employees and non-employee directors could be granted options to purchase shares of Monro’s Common Stock.  The following table contains information relating to such plans as of March 26, 2016.

Number of Securities
Remaining Available for
	Number of Securities		Future Issuance Under
	To Be Issued	Weighted Average	Equity Compensation
	Upon Exercise of	Exercise Price of	Plans (Excluding Securities
	Outstanding Options	Outstanding Options	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,188,791	$41.75	1,743,429
Equity compensation plans not approved by security holders	-	-	-
Total	1,188,791	$41.75	1,743,429

DIVIDENDS

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

In May 2016, Monro’s Board of Directors declared its intention to pay a regular quarterly cash dividend of $.17 per common share or common share equivalent to be paid to shareholders of record as of June 3, 2016.  The dividend will be paid on June 13, 2016.

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

Item 6. Selected Financial Data

The following table sets forth selected financial and operating data of Monro for each fiscal year in the five-year period ended March 26, 2016.  The financial data and certain operating data have been derived from Monro’s audited financial statements.  This data should be read in conjunction with the financial statements and related notes included under Item 8 of this report and in conjunction with other financial information included elsewhere in this Form 10-K.

		Year Ended Fiscal March
		2016	2015	2014	2013	2012
		(Amounts in thousands, except per share data)
Income Statement Data:
Sales		$943,651	$894,492	$831,432	$731,997	$686,552
Cost of sales, including distribution and occupancy costs		557,948	541,142	511,458	453,850	410,155
Gross profit		385,703	353,350	319,974	278,147	276,397
Operating, selling, general and administrative expenses		265,114	243,561	224,627	204,442	184,981
Operating income		120,589	109,789	95,347	73,705	91,416
Interest expense, net		15,542	11,342	9,470	7,213	5,220
Other income, net		(374)	(908)	(659)	(332)	(490)
Income before provision for income taxes		105,421	99,355	86,536	66,824	86,686
Provision for income taxes		38,616	37,556	32,077	24,257	32,074
Net income		$66,805	$61,799	$54,459	$42,567	$54,612
Earnings per share	Basic (a)	$2.07	$1.94	$1.72	$1.36	$1.77
	Diluted (a)	$2.00	$1.88	$1.67	$1.32	$1.69

Weighted average number of Common Shares and equivalents	Basic	32,026	31,605	31,394	31,067	30,716
	Diluted	33,353	32,944	32,642	32,308	32,237
Cash dividends per common share or common share equivalent		$0.60	$0.52	$0.44	$0.40	$0.35
Selected Operating Data: (b)
Sales growth:
Total		5.5%	7.6%	13.6%	6.6%	7.8%
Comparable store (c)		(0.1)%	(1.4)%	(0.5)%	(7.3)%	2.0%
Stores open at beginning of year		999	953	937	803	781
Stores open at end of year		1,029	999	953	937	803
Capital Expenditures (d)		$36,834	$34,750	$32,150	$34,185	$28,556
Balance Sheet Data (at period end):
Net working capital (e)		$2,504	$5,549	$17,665	$15,126	$13,819
Total assets (e)		999,438	907,794	759,816	739,433	503,668
Long-term obligations		269,045	255,688	187,040	214,809	51,164
Shareholders’ equity		536,195	473,611	415,984	365,042	327,499

_________________

Fiscal year 2012 reflects results based on a 53 week fiscal year. Results from all other fiscal years are based on a 52 week year.

(a)	See Note 10 to the Company’s Consolidated Financial Statements for calculation of basic and diluted earnings per share for fiscal years 2016, 2015 and 2014.
(b)	Includes Company-operated stores only – no dealer or franchise locations.
(c)	Comparable store sales data (not adjusted for days) is calculated based on the change in sales of only those stores open as of the beginning of the preceding fiscal year.
(d)	Amount does not include the funding of the purchase price of acquisitions.
(e)	Fiscal years 2012 - 2015 reflect reclassifications of deferred taxes.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth income statement data of Monro expressed as a percentage of sales for the fiscal years indicated:

	Year Ended Fiscal March
	2016	2015	2014
Sales	100.0%	100.0%	100.0%
Cost of sales, including distribution and occupancy costs	59.1	60.5	61.5
Gross profit	40.9	39.5	38.5
Operating, selling, general and administrative expenses	28.1	27.2	27.0
Operating income	12.8	12.3	11.5
Interest expense, net	1.6	1.3	1.1
Other income, net	—	(0.1)	(0.1)
Income before provision for income taxes	11.2	11.1	10.4
Provision for income taxes	4.1	4.2	3.9
Net income	7.1%	6.9%	6.5%

CRITICAL ACCOUNTING POLICIES

We believe that the accounting policies listed below are those that are most critical to the portrayal of our financial condition and results of operations, and that required management’s most difficult, subjective and complex judgments in estimating the effect of inherent uncertainties.  This section should be read in conjunction with Note 1 to the Company’s Consolidated Financial Statements which includes other significant accounting policies.

Inventory

We evaluate whether inventory is stated at the lower of cost or net realizable value based on historical experience with the carrying value and life of inventory.  The assumptions used in this evaluation are based on current market conditions and we believe inventory is stated at the lower of cost or net realizable value in the consolidated financial statements.  In addition, historically we have been able to return excess items to vendors for credit or sell such inventory to wholesalers.  Future changes by vendors in their policies or willingness to accept returns of excess inventory could require a revision in the estimates.

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

We have one reporting unit which encompasses all operations including new acquisitions. The goodwill impairment test consists of a two-step process, if necessary. We perform a qualitative assessment to determine if it is more likely than not that the fair value is less than the carrying value of goodwill.  The qualitative assessment includes a review of business changes, economic outlook, financial trends and forecasts, growth rates, industry data, market capitalization and other relevant qualitative factors. If the qualitative factors are triggered, we perform the two-step process.  The first step is to compare the fair value of our reporting unit to the book value of our reporting unit. If the fair value is less than its carrying value, the second step of the impairment test must be performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of goodwill with the carrying amount of that goodwill. If the carrying amount of goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill.  We believe there is little risk of impairment.

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

Tax law and accounting rules often differ as to the timing and treatment of certain items of income and expense.  As a result, the tax rate reflected in our tax return (the current or cash tax rate) may differ from the tax rate reflected in our Consolidated Financial Statements.  Some of the differences are permanent, while other differences are temporary as they reverse over time.  We record deferred tax assets and liabilities for any temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  We establish valuation allowances when we believe it is more-likely-than-not that some portion of our deferred tax assets will not be realized.

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

RESULTS OF OPERATIONS

Fiscal 2016 As Compared To Fiscal 2015

Sales for fiscal 2016 increased $49.2 million or 5.5% to $943.7 million as compared to $894.5 million in fiscal 2015.  The increase was due to an increase of $68.7 million related to new stores, of which $63.5 million came from the fiscal 2015 and fiscal 2016 acquisitions.  Partially offsetting this was a decrease in sales from closed stores amounting to $19.6 million, largely related to the BJ’s store closures in fiscal 2015.  Additionally, there was a decrease in comparable store sales of .1%.  There were 361 selling days in both fiscal 2016 and fiscal 2015.

Barter sales of slower moving inventory totaled approximately $2.0 and $5.0 million for fiscal years 2016 and 2015, respectively.

During the year, 52 Company-operated stores were added (including seven acquired from Car-X franchisees), and 22 were closed.  At March 26, 2016, we had 1,029 Company-operated stores in operation.

With regard to franchised locations, during fiscal 2016, we acquired 146, added two, and seven closed.  Additionally, we purchased seven during the year from existing franchisees.  At March 26, 2016, we had 135 franchised locations.

We believe that the slight decrease in comparable store sales for fiscal 2016 resulted primarily from continued weak economic conditions and lack of normal winter weather in our markets.

For the year, comparable store traffic was up slightly while average ticket was down slightly (both less than 1%).  Comparable store maintenance, front end/shocks and exhaust sales declined in fiscal 2016.  However, key service categories of brakes and alignments increased by approximately 2% and 7%, respectively, on a comparable store basis as compared to the prior year, demonstrating our belief that needed repairs cannot be deferred indefinitely.  Although comparable store tire unit sales decreased during the year, tire category sales were relatively flat on a comparable store basis as we collected more from the consumer in average selling price per tire, and some consumers traded up to higher priced tires.

Gross profit for fiscal 2016 was $385.7 million or 40.9% of sales as compared with $353.3 million or 39.5% of sales for fiscal 2015.  The increase in gross profit for fiscal 2016, as a percentage of sales, is due primarily to a decrease in total material costs as compared to the prior year.  Total material costs, including outside purchases, decreased as compared to the prior year.  This was largely due to a decrease in oil and tire costs.

Distribution and occupancy and labor costs were relatively flat as a percentage of sales as compared to the prior.  Labor productivity, as measured by sales per man hour, improved slightly over the prior year.

Operating expenses for fiscal 2016 were $265.1 million or 28.1% of sales compared with $243.6 million or 27.2% of sales for fiscal 2015.  Excluding the increase in due diligence costs and the operating expenses associated with FY15 and FY16 acquisitions, operating expenses increased only $2.7 million or approximately 1% over the prior year.  As a percentage of sales, the increase is largely due to increased expenses against flat comparable store sales.

Operating income in fiscal 2016 of $120.6 million increased 9.8% compared to operating income of $109.8 million in fiscal 2015, and increased as a percentage of sales from 12.3% to 12.8% for the reasons described above.

Net interest expense for fiscal 2016 increased by approximately $4.2 million as compared to the prior year, and increased as a percentage of sales from 1.3% to 1.6%.  The weighted average debt outstanding for the year ended March 26, 2016 increased by approximately $41 million from fiscal 2015.  This increase is due to an increase in capital lease debt primarily related to the fiscal 2015 and fiscal 2016 acquisitions, partially offset by a decrease in debt outstanding under our Revolving Credit Facility.  There was also an increase in the weighted average interest rate of approximately 80 basis points from the prior year, largely due to capital lease debt, as well as an increase in the LIBOR and prime rates versus the same time last year.

Our effective tax rate was 36.6% and 37.8%, respectively, of pre-tax income in fiscal 2016 and 2015.   The decrease in the effective income tax rate for the year ended March 26, 2016 related primarily to a net tax benefit that was recorded for $.7 million.  We engaged tax specialists to assess the qualification of intercompany transactions in accordance with U.S. Treasury Regulations of Internal Revenue Code Section 482.  Based on this assessment, we concluded that certain tax benefits of $.7 million should be recognized as a discrete item during the year.  Excluding this net tax benefit, the effective income tax rate would have been approximately 37.3% for the year ended March 26, 2016.  The remaining difference in the effective income tax rate relates primarily to the accounting for uncertain tax positions which may vary from year to year.

Net income for fiscal 2016 increased by $5.0 million, or 8.1%, from $61.8 million in fiscal 2015, to $66.8 million in fiscal 2016, and earnings per diluted share increased by 6.4% from $1.88 to $2.00 due to the factors discussed above.

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

CAPITAL RESOURCES, CONTRACTUAL OBLIGATIONS AND LIQUIDITY

Capital Resources

Our primary capital requirements for fiscal 2016 were divided among the funding of acquisitions for $49.0 million, as well as the upgrading of facilities and systems and the funding of our store expansion program totaling $36.8 million.  In fiscal 2015, our primary capital requirements were divided among the funding of acquisitions for $84.4 million, as well as the upgrading of facilities and systems and the funding of our store expansion program totaling $34.8 million.  In both fiscal years 2016 and 2015, capital requirements were primarily met by cash flow from operations and from our revolving credit facility.

In fiscal 2017, we intend to open approximately twenty to forty new greenfield stores.  Total capital required to open a new greenfield service store ranges, on average, from $360,000 to $990,000 depending on whether the store is leased, owned or land leased.  Total capital required to open a new greenfield tire (land and building leased) location costs, on average, approximately $600,000, including $250,000 for equipment and $150,000 for inventory.

Monro paid dividends of $19.7 million in fiscal 2016.  In May 2016, Monro’s Board of Directors declared its intention to pay a regular quarterly cash dividend of $.17 per common share or common share equivalent beginning with the first quarter of fiscal 2017.

We also plan to continue to seek suitable acquisition candidates.  Management believes that we have sufficient resources available (including cash flow from operations and bank financing) to expand our business as currently planned for the next several years.

Contractual Obligations

Payments due by period under long-term debt, other financing instruments and commitments are as follows:

		Within	1 to	3 to	After
	Total	1 Year	3 Years	5 Years	5 Years
	(Dollars in thousands)
Principal payments on long-term debt	$103,315			$103,315
Capital lease commitments/financing obligations	176,974	$11,244	$25,328	29,318	$111,084
Operating lease commitments	158,512	34,479	49,105	26,278	48,650
Other liabilities	5,133	800	2,400	1,933	—
Total	$443,934	$46,523	$76,833	$160,844	$159,734

We believe that we can fulfill our contractual commitments utilizing our cash flow from operations and, if necessary, bank financing.

Liquidity

In June 2011, we entered into a five-year, $175 million Revolving Credit Facility agreement with seven banks.  This Revolving Credit Facility also provided an accordion feature permitting us to request an increase in availability of up to an additional $75 million.

In December 2012, the Revolving Credit Facility was amended to include the following: the committed sum was increased by $75 million to $250 million; the term was extended for another one and a half years, such that the Revolving Credit Facility expired in December 2017; and the $75 million accordion feature was maintained.  There were no other changes in terms including those related to covenants or interest rates.

On January 25, 2016, we entered into a new five-year $600 million Revolving Credit Facility agreement with nine banks (the “Credit Facility”).  Interest only is payable monthly throughout the Credit Facility’s term.  The Credit Facility increases our current borrowing capacity from our prior financing agreement by $350 million to $600 million, and includes an accordion feature permitting us to request an increase in availability of up to an additional $100 million, an increase of $25 million from our prior financing agreement.  The expanded facility bears interest at 75 to 175 basis points over LIBOR.  The Credit Facility requires fees payable quarterly throughout the term between .15% and .35% of the amount of the average net availability under the Credit Facility during the preceding quarter.  There was $103.3 million outstanding under the Credit Facility at March 26, 2016.  We were in compliance with all debt covenants as of March 26, 2016.

At March 26, 2016 and March 28, 2015, the interest rate spread paid by the Company was 100 and 125 basis points over LIBOR, respectively.

Within the Credit Facility, we have a sub-facility of $80 million for the purpose of issuing standby letters of credit.  The line requires fees aggregating 87.5 to 187.5 basis points over LIBOR annually of the face amount of each standby letter of credit, payable quarterly in arrears.  There was $23.7 million in an outstanding letter of credit at March 26, 2016.

The net availability under the Credit Facility at March 26, 2016 was $473.0 million.

Specific terms of the Credit Facility permit the payment of cash dividends not to exceed 50% of the prior year’s net income, and permit mortgages and specific lease financing arrangements with other parties with certain limitations.  Other specific terms and the maintenance of specified ratios are generally consistent with our prior financing agreement.  Additionally, the Credit Facility is not secured by our real property, although we have agreed not to encumber our real property, with certain permissible exceptions.

In addition, we have financed certain store properties with capital leases/financing obligations, which amount to $177.0 million and are due in installments through 2045.

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

FINANCIAL ACCOUNTING STANDARDS

See “Recent Accounting Pronouncements” in Note 1 to the Company’s Consolidated Financial Statements for a discussion of the impact of recently issued accounting standards on our Consolidated Financial Statements as of March 26, 2016 and for the year then ended, as well as the expected impact on the Consolidated Financial Statements for future periods.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Monro is exposed to market risk from potential changes in interest rates.  There was no fixed rate debt outstanding at March 26, 2016.  Given a 1% change in LIBOR, our cash flow exposure on floating rate debt interest expense would result in interest expense fluctuating approximately $1.0 million based upon our debt position at fiscal year ended March 26, 2016.

Debt financing had a carrying amount and a fair value of $103.3 million as of March 26, 2016, as compared to a carrying amount and a fair value of $122.5 million as of March 28, 2015.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Monro Muffler Brake, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Monro Muffler Brake, Inc. and its subsidiaries at March 26, 2016 and March 28, 2015, and the results of their operations and their cash flows for each of the three years in the period ended March 26, 2016 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 26, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Rochester, New York

May 25, 2016

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 26,	March 28,
	2016	2015
	(Dollars in thousands)
Assets
Current assets:
Cash and equivalents	$7,985	$7,730
Trade receivables	4,301	2,561
Federal and state income taxes receivable	80	—
Inventories	129,035	129,727
Other current assets	28,674	21,324
Total current assets	170,075	161,342
Property, plant and equipment	639,936	592,206
Less - Accumulated depreciation and amortization	(288,354)	(265,454)
Net property, plant and equipment	351,582	326,752
Goodwill	400,132	349,088
Intangible assets	39,520	34,555
Other non-current assets	12,774	11,947
Long-term deferred income tax assets	25,355	24,110
Total assets	$999,438	$907,794
Liabilities and Shareholders' Equity
Current liabilities:
Current portion of capital leases and financing obligations	$11,244	$8,908
Trade payables	69,887	62,920
Federal and state income taxes payable	—	385
Accrued payroll, payroll taxes and other payroll benefits	23,989	22,265
Accrued insurance	35,967	32,373
Warranty reserves	10,793	10,752
Other current liabilities	15,691	18,190
Total current liabilities	167,571	155,793
Long-term capital leases and financing obligations	165,730	133,145
Long-term debt	103,315	122,543
Accrued rent expense	5,145	5,342
Other long-term liabilities	18,363	14,458
Long-term income taxes payable	3,119	2,902
Total liabilities	463,243	434,183
Commitments and contingencies
Shareholders' equity:
Class C Convertible Preferred Stock, $1.50 par value, $.064 conversion value; 150,000 shares authorized; 32,500 shares issued and outstanding	49	49
Common Stock, $.01 par value, 65,000,000 shares authorized; 38,556,678 and 38,007,537 shares issued at March 26, 2016 and March 28, 2015, respectively	386	380
Treasury Stock, 6,316,652 and 6,180,489 shares at March 26, 2016 and March 28, 2015, respectively, at cost	(105,856)	(95,638)
Additional paid-in capital	186,550	160,880
Accumulated other comprehensive loss	(4,576)	(4,584)
Retained earnings	459,642	412,524
Total shareholders' equity	536,195	473,611
Total liabilities and shareholders' equity	$999,438	$907,794

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended Fiscal March
	2016	2015	2014
	(Amounts in thousands, except
	per share data)
Sales	$943,651	$894,492	$831,432
Cost of sales, including distribution and occupancy costs	557,948	541,142	511,458
Gross profit	385,703	353,350	319,974
Operating, selling, general and administrative expenses	265,114	243,561	224,627
Operating income	120,589	109,789	95,347
Interest expense, net of interest income	15,542	11,342	9,470
Other income, net	(374)	(908)	(659)
Income before provision for income taxes	105,421	99,355	86,536
Provision for income taxes	38,616	37,556	32,077
Net income	$66,805	$61,799	$54,459
Other comprehensive income (loss):
Changes in pension, net of tax provision (benefit) of $65, ($888) and $556, respectively	8	(1,449)	908
Other comprehensive income (loss)	8	(1,449)	908
Comprehensive income	$66,813	$60,350	$55,367
Earnings per share:
Basic	$2.07	$1.94	$1.72
Diluted	$2.00	$1.88	$1.67
Weighted average number of common shares outstanding used in computing earnings per share:
Basic	32,026	31,605	31,394
Diluted	33,353	32,944	32,642

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Class C								Accumulated
	Convertible						Additional		Other
	Preferred		Common		Treasury		Paid-In	Retained	Comprehensive
	Stock		Stock		Stock		Capital	Earnings	Loss	Total
	Shares	Amount	Shares	Amount	Shares	Amount
		(Dollars and shares in thousands)
Balance at March 30, 2013	33	$49	37,328	$373	6,074	$(90,064)	$131,460	$327,267	$(4,043)	$365,042
Net income								54,459		54,459
Other comprehensive loss:
Pension liability adjustment ($1,464 pre-tax)									908	908
Dividends (1):
Preferred								(334)		(334)
Common								(13,822)		(13,822)
Tax benefit from exercise of stock options							1,866			1,866
Exercise of stock options (2)			240	3	3	(177)	4,488			4,314
Stock option compensation							3,551			3,551
Balance at March 29, 2014	33	49	37,568	376	6,077	(90,241)	141,365	367,570	(3,135)	415,984
Net income								61,799		61,799
Other comprehensive income:
Pension liability adjustment [($2,337) pre-tax]									(1,449)	(1,449)
Dividends (1):
Preferred								(395)		(395)
Common								(16,450)		(16,450)
Stock issuance costs							(14)			(14)
Tax benefit from exercise of stock options							2,208			2,208
Exercise of stock options (2)			440	4	103	(5,397)	14,057			8,664
Stock option compensation							3,264			3,264
Balance at March 28, 2015	33	49	38,008	380	6,180	(95,638)	160,880	412,524	(4,584)	473,611
Net income								66,805		66,805
Other comprehensive loss:
Pension liability adjustment ($73 pre-tax)									8	8
Dividends (1):
Preferred								(456)		(456)
Common								(19,231)		(19,231)
Tax benefit from exercise of stock options							6,677			6,677
Exercise of stock options (2)			549	6	137	(10,218)	16,243			6,031
Stock option compensation							2,750			2,750
Balance at March 26, 2016	33	$49	38,557	$386	6,317	$(105,856)	$186,550	$459,642	$(4,576)	$536,195

_________________

(1)	Dividends paid per common share or common share equivalent were $.60, $.52 and $.44, respectively, for the years ended March 26, 2016, March 28, 2015 and March 29, 2014.
(2)	Includes the receipt of treasury stock in connection with the exercise of stock options and to partially satisfy tax withholding obligations.

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended Fiscal March
	2016	2015	2014
	(Dollars in thousands)
	Increase (Decrease) in Cash
Cash flows from operating activities:
Net income	$66,805	$61,799	$54,459
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	39,769	35,721	31,688
Stock-based compensation expense	2,750	3,264	3,551
Excess tax benefits from share-based payment arrangements	(8)	(121)	(195)
Net change in deferred income taxes	6,589	6,338	4,520
Gain on bargain purchase	—	(386)	(217)
(Gain) loss on disposal of assets	(41)	265	373
Change in operating assets and liabilities (excluding acquisitions)
Trade receivables	(1,477)	168	107
Inventories	1,555	805	(5,192)
Other current assets	(6,847)	2,622	5,149
Other non-current assets	2,886	(498)	1,844
Trade payables	7,079	9,599	(7,685)
Accrued expenses	2,414	2,937	3,656
Federal and state income taxes payable	6,212	4,764	2,031
Other long-term liabilities	(1,399)	(1,037)	491
Long-term income taxes payable	217	109	(637)
Total adjustments	59,699	64,550	39,484
Net cash provided by operating activities	126,504	126,349	93,943
Cash flows from investing activities:
Capital expenditures	(36,834)	(34,750)	(32,150)
Acquisitions, net of cash acquired	(49,018)	(84,367)	(27,467)
Proceeds from the disposal of assets	2,625	409	3,916
Net cash used for investing activities	(83,227)	(118,708)	(55,701)
Cash flows from financing activities:
Proceeds from borrowings	336,942	343,561	304,321
Principal payments on long-term debt, capital leases and financing obligations	(366,707)	(336,617)	(333,174)
Exercise of stock options	8,602	8,664	4,314
Excess tax benefits from share-based payment arrangements	8	121	195
Dividends paid	(19,687)	(16,845)	(14,156)
Deferred financing costs	(2,180)	—	—
Net cash used for financing activities	(43,022)	(1,116)	(38,500)
Increase (decrease) in cash	255	6,525	(258)
Cash at beginning of year	7,730	1,205	1,463
Cash at end of year	$7,985	$7,730	$1,205

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Background

Monro Muffler Brake, Inc. and its wholly owned subsidiaries, Monro Service Corporation and Car-X, LLC (together, “Monro”, the “Company”, “we”, “us”, or “our”), are engaged principally in providing automotive undercar repair and tire services in the United States.  Monro had 1,029 Company-operated stores, 135 franchised locations and 14 dealer-operated automotive repair centers located in 25 states as of March 26, 2016.  Monro’s operations are organized and managed in one operating segment.

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

“Year ended Fiscal March 2016”: March 29, 2015 – March 26, 2016 (52 weeks)

“Year ended Fiscal March 2015”: March 30, 2014 – March 28, 2015 (52 weeks)

“Year ended Fiscal March 2014”: March 31, 2013 – March 29, 2014 (52 weeks)

Consolidation

The Consolidated Financial Statements include Monro Muffler Brake, Inc. and its wholly owned subsidiaries, Monro Service Corporation and Car-X, LLC, after the elimination of intercompany transactions and balances.

Reclassifications

Certain amounts in these financial statements have been reclassified to maintain comparability among the periods presented.

Revenue recognition

Sales are recorded upon completion of automotive undercar repair and tire services provided to customers.  The following was Monro’s sales mix for fiscal 2016, 2015 and 2014:

	Year Ended Fiscal March
	2016	2015	2014
Brakes	15%	15%	15%
Exhaust	3	3	4
Steering	10	10	9
Tires	45	44	44
Maintenance	27	28	28
Total	100%	100%	100%

Revenue from the sale of tire road hazard warranty agreements is recognized on a straight-line basis over the contract period or other method when costs are not incurred ratably.

Cash equivalents

We consider all highly liquid instruments with original maturities of three months or less to be cash equivalents.

Inventories

Our inventories consist of automotive parts and tires.  Inventories are valued at the lower of cost or net realizable value using the first-in, first-out (FIFO) method.

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

Property, plant and equipment

Property, plant and equipment are stated at cost.  Depreciation of property, plant and equipment is provided on a straight-line basis.  Buildings and improvements related to owned locations are depreciated over lives varying from 10 to 39 years; machinery, fixtures and equipment over lives varying from 3 to 15 years; and vehicles over lives varying from 4 to 10 years.  Computer hardware and software is depreciated over lives varying from 3 to 7 years.  Buildings and improvements related to leased locations are depreciated over the shorter of the asset’s useful life or the reasonably assured lease term, as defined in the accounting guidance on leases.  When property is sold or retired, the cost and accumulated depreciation are eliminated from the accounts and a gain or loss is recorded in the Consolidated Statements of Comprehensive Income.  Expenditures for maintenance and repairs are expensed as incurred.  (See Note 4.)

Long-lived assets

We evaluate the ability to recover long-lived assets whenever events or circumstances indicate that the carrying value of the asset may not be recoverable.  In the event assets are impaired, losses are recognized to the extent the carrying value exceeds the fair value.  In addition, we report assets to be disposed of at the lower of the carrying amount or the fair market value less costs to sell.

Store opening and closing costs

New store opening costs are charged to expense in the fiscal year when incurred.  When we close a store, the estimated unrecoverable costs, including the remaining lease obligation net of sublease income, if any, are charged to expense.

Leases

Financing Obligations –

We are often involved in the construction of leased stores.  In some cases, we are responsible for construction cost overruns or non-standard tenant improvements.  As a result of this involvement, we are deemed the “owner” for accounting purposes during the construction period, requiring us to capitalize the construction costs on our Consolidated Balance Sheet.  Upon completion of the project, we perform a sale-leaseback analysis pursuant to guidance on accounting for leases to determine if we can remove the assets from our Consolidated Balance Sheet.  For some of these leases, we are considered to have “continuing involvement”, which precludes us from derecognizing the assets from our Consolidated Balance Sheet when construction is complete (“failed sale-leaseback”).  In conjunction with these leases, we capitalize the construction costs on our Consolidated Balance Sheet and also record financing obligations representing payments owed to the landlord.  We do not report rent expense for the properties which are owned for accounting purposes.  Rather, rental payments under the lease are recognized as a reduction of the financing obligation and as interest expense.

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

We have one reporting unit which encompasses all operations including new acquisitions. The goodwill impairment test consists of a two-step process, if necessary. We perform a qualitative assessment to determine if it is more likely than not that the fair value is less than the carrying value of goodwill.  The qualitative assessment includes a review of business changes, economic outlook, financial trends and forecasts, growth rates, industry data, market capitalization and other relevant qualitative factors. If the qualitative factors are triggered, we perform the two-step process.  The first step is to compare the fair value of our reporting unit to the book value of our reporting unit. If the fair value is less than its carrying value, the second step of the impairment test must be performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of goodwill with the carrying amount of that goodwill.  If the carrying amount of goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess.  The loss recognized cannot exceed the carrying amount of goodwill.

Intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses and are amortized over their estimated useful lives.  All intangibles and other long-lived assets are reviewed when events or changes in circumstances indicate that the asset’s carrying value may not be recoverable.  If such indicators are present, it is determined whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amounts.  No such indicators were present in fiscal 2016, 2015 or 2014.

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

As a result of our annual qualitative assessment performed in the third quarter of fiscal 2016, there were no impairments.  There have been no triggering events during the fourth quarter of fiscal 2016.

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

Warranty

We provide an accrual for estimated future warranty costs for parts that we install based upon the historical relationship of warranty costs to sales.  Warranty expense related to all product warranties at and for the years ended March 2016, 2015 and 2014 was not material to our financial position or results of operations.  See additional discussion of tire road hazard warranty agreements under the “Revenue recognition” section of this footnote.

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

Treasury stock

Treasury stock is accounted for using the par value method.  During the year ended March 26, 2016, Monro’s Chief Executive Officer surrendered 32,000 shares of Monro’s Common Stock at fair market value to pay the exercise price and the related taxes on the exercise of 89,000 stock options.  Additionally, Monro’s Executive Chairman surrendered 100,000 shares of Common Stock at fair market value to pay the exercise price and to satisfy tax withholding obligations on the exercise of 150,000 stock options.  During the year ended March 28, 2015, Monro’s Chief Executive Officer surrendered 77,000 shares of Monro’s Common Stock at fair market value to pay the exercise price on the exercise of 113,000 stock options.  There was no activity for the Chief Executive Officer or Executive Chairman during the year ended March 29, 2014.

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

The weighted average fair value of options granted during fiscal 2016, 2015 and 2014 was $13.10,  $11.27 and $10.10, respectively.  The fair values of the options granted were estimated on the date of their grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended Fiscal March
	2016	2015	2014
Risk-free interest rate	1.25%	1.23%	.86%
Expected life, in years	4	4	4
Expected volatility	27.2%	27.7%	29.7%
Expected dividend yield	.96%	.99%	.97%

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total stock-based compensation expense included in cost of sales and selling, general and administrative expenses in Monro’s Consolidated Statements of Comprehensive Income for the years ended March 26, 2016, March 28, 2015 and March 29, 2014 was $2.8 million, $3.3 million and $3.6 million, respectively.  The related income tax benefit was $1.0 million, $1.2 million and $1.3 million, respectively.

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

Prepaid advertising at March 26, 2016 and March 28, 2015, and advertising expense for the years ended March 2016, 2015 and 2014, were not material to these financial statements.

Vendor rebates and cooperative advertising credits

We account for vendor rebates and cooperative advertising credits as a reduction of the cost of products purchased, except where the rebate or credit is a reimbursement of costs incurred to sell the vendor’s product, in which case it is offset against the costs incurred.

Guarantees

At the time we issue a guarantee, we recognize an initial liability for the fair value, or market value, of the obligation we assume under that guarantee.  Monro has guaranteed certain lease payments, primarily related to franchisees, amounting to $10.4 million.  This amount represents the maximum potential amount of future payments under the guarantees as of March 26, 2016.  The leases are guaranteed through April 2020.  In the event of default by the franchise owner, Monro generally retains the right to assume the lease of the related store, enabling Monro to re-franchise the location or to operate that location as a Company-operated store.  As of March 26, 2016, and in conjunction with purchase accounting, we have recorded a liability of $.7 million related to anticipated defaults under the foregoing leases.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance for the reporting of revenue from contracts with customers.  This guidance provides guidelines a company will apply to determine the measurement of revenue and timing of when it is recognized.  In March 2016, the FASB finalized its amendments to this guidance on assessing whether an entity is a principal or an agent in a revenue transaction.   The amendment provides clarification on principal versus agent considerations by providing indicators that suggest control.   The guidance impacts whether an entity records revenue on a gross versus net basis.  In August 2015, the FASB delayed the effective date of the guidance to fiscal years and interim periods within those years beginning after December 15, 2017.  Early adoption is permitted, but not before the original effective date for public entities.  We are currently evaluating the potential effect of the adoption of this guidance on our Consolidated Financial Statements.

In April 2015, the FASB issued new accounting guidance related to the presentation of debt issuance costs.  This guidance requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability rather than as an asset.  These costs will continue to be amortized to interest expense using the effective interest method.  This pronouncement is effective for fiscal years and for interim periods within those years beginning after December 15, 2015.  Retrospective adoption is required.  In September 2015, the FASB issued guidance clarifying that debt issuance costs related to revolver and line of credit arrangements can be recorded as an asset and amortized over the term of the arrangement, which is consistent with Monro’s current presentation.  This guidance did not have a material effect on our Consolidated Financial Statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2015, the FASB issued new accounting guidance related to the measurement date of an employer's defined benefit obligation and plan assets.  This guidance permits a reporting entity with a fiscal year-end that does not coincide with a month-end to measure defined benefit plan assets and obligations using the month-end that is closest to the entity's fiscal year-end and apply that practical expedient consistently from year to year. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years.  The new guidance is consistent with Monro’s current presentation.  This guidance did not have a material impact on our Consolidated Financial Statements.

In July 2015, the FASB issued new accounting guidance for the reporting of inventory.  This guidance requires that inventory within the scope of the guidance be measured at the lower of cost and net realizable value.  This guidance is effective for fiscal years beginning after December 15, 2016, with early adoption permitted.  We have elected early adoption of this guidance during the fourth quarter of fiscal 2016.  The adoption of this guidance did not have a material impact on our Consolidated Financial Statements.

In September 2015, the FASB issued new accounting guidance that is intended to simplify the accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments.  This guidance requires an entity to present separately on the face of the income statement or disclose in the notes the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.  This guidance is effective for fiscal years and for interim periods within those years beginning after December 15, 2015.  We have adopted this guidance during the fourth quarter of fiscal 2016.  Adoption of this guidance did not have a material effect on our Consolidated Financial Statements.

In November 2015, the FASB issued new accounting guidance related to the balance sheet classification of deferred taxes.  This guidance will require that deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet.  This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016, with early adoption permitted.  We have elected early adoption of this guidance during the fourth quarter of fiscal 2016, utilizing retrospective application as permitted.  As a result, we have presented all net deferred tax assets and liabilities as noncurrent on our consolidated balance sheet as of March 26, 2016 and March 28, 2015.  For the classified balance sheet as of March 28, 2015, we have reclassified current deferred tax assets of $13,942,000 as noncurrent deferred tax assets.

In February 2016, the FASB issued new accounting guidance related to leases.   This guidance establishes a right of use (ROU) model that requires a lessee to record a ROU asset and lease liability on the balance sheet for all leases with terms longer than twelve months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition.   The standard is effective for financial statements issued for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years.   A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  Early adoption is permitted.   We are currently evaluating the effect of the adoption of this guidance on our Consolidated Financial Statements.

In March 2016, the FASB issued new accounting guidance intended to simplify various aspects related to accounting for share-based payments and their presentation in the financial statements. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016.   Early adoption is permitted.  We are currently evaluating the potential impact of the adoption of this guidance on our Consolidated Financial Statements.

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

Subsequent Events

On May 1, 2016, we acquired 29 retail/commercial tire and automotive repair stores and one retread plant located in Florida from McGee Tire Stores, Inc. These stores will operate primarily under The Tire Choice name.  The acquisition was financed through our existing credit facility.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal 2016

During fiscal 2016, we acquired the following businesses for an aggregate purchase price of $51.1 million.  The acquisitions were financed through our existing credit facility.  The results of operations for these acquisitions are included in Monro’s financial results from the respective acquisition dates.

•	During fiscal 2016, we acquired three retail tire and automotive repair stores located in Illinois and Indiana from two former Car-X franchisees. These stores operate under the Car-X name.

•	On January 31, 2016, we acquired one retail tire and automotive repair store located in Georgia from Marietta Tire & Service, Inc. This store operates under the Mr. Tire name.

•	On December 13, 2015, we acquired four retail tire and automotive repair stores located in Wisconsin from McMar, Inc., a former Car-X franchisee. These stores operate under the Car-X name.

•	On December 13, 2015, we acquired one retail tire and automotive repair store located in Florida from Host Tires of Lakeland, Inc. This store operates under The Tire Choice name.

•	On August 16, 2015, we acquired 27 retail tire and automotive repair stores located in New York and Pennsylvania from Kost Tire. These stores operate under the Mr. Tire name.

•	On July 12, 2015, we acquired four retail tire and automotive repair stores located in Massachusetts from Windsor Tire Co., Inc. These stores operate under the Monro Brake & Tire name.

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

These acquisitions resulted in goodwill related to, among other things, growth opportunities, synergies and economies of scale expected from combining these businesses with ours, and unidentifiable intangible assets. All of the goodwill is expected to be deductible for tax purposes. We have recorded finite-lived intangible assets at their estimated fair value related to customer relationships, trade name, franchise agreements and favorable leases.

We expensed all costs related to acquisitions during fiscal 2016. The total costs related to completed acquisitions were $.7 million for the year ended March 26, 2016.  These costs are included in the Consolidated Statements of Comprehensive Income primarily under operating, selling, general and administrative expenses.

Sales, including franchise royalty income, and net income for the fiscal 2016 acquired entities totaled $24.8 million and approximately $1.4 million, respectively, for the period from acquisition date through March 26, 2016.

Supplemental pro forma information for the current or prior reporting periods has not been presented due to the impracticability of obtaining detailed, accurate or reliable data for the periods the acquired entities were not owned by Monro.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The preliminary fair values of identifiable assets acquired and liabilities assumed were based on preliminary valuation data and estimates. The excess of the net purchase price over the net tangible and intangible assets acquired was recorded as goodwill.  The preliminary allocation of the aggregate purchase price as of March 26, 2016 was as follows:

As of Acquisition Date
(Dollars in thousands)
Trade receivables	$263
Inventories	922
Other current assets	502
Property, plant and equipment	11,177
Intangible assets	11,270
Other non-current assets	24
Long-term deferred income tax assets	5,465
Total assets acquired	29,623
Warranty reserves	162
Other current liabilities	1,617
Long-term capital leases and financing obligations	22,142
Other long-term liabilities	845
Total liabilities assumed	24,766
Total net identifiable assets acquired	$4,857
Total consideration transferred	$51,104
Less: total net identifiable assets acquired	4,857
Goodwill	$46,247

The total consideration of $51.1 million is comprised of $45.1 million in cash, and a $6.0 million payable to a seller.  The payable is being liquidated via equal monthly payments through August 2022.

The following are the intangible assets acquired and their respective fair values and weighted average useful lives.

	As of Acquisition Date
		Weighted
	Dollars	Average
	in thousands	Useful Life
Franchise agreements	$7,200	18 years
Trade name	2,100	15 years
Favorable leases	1,281	15 years
Customer lists	689	7 years
Total	$11,270	16 years

We continue to refine the valuation data and estimates related to road hazard warranty, intangible assets, real estate and real property leases for the fiscal 2016 acquisitions and expect to complete the valuations no later than the first anniversary date of the respective acquisition.  We anticipate that adjustments will continue to be made to the fair values of identifiable assets acquired and liabilities assumed and those adjustments may or may not be material.

Fiscal 2015

During fiscal 2015, we acquired the following businesses for an aggregate purchase price of $87.5 million.  The acquisitions were financed through our existing credit facility.  The results of operations for these acquisitions are included in Monro’s financial results from the respective acquisition dates.

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

These acquisitions resulted in goodwill related to, among other things, growth opportunities, synergies and economies of scale expected from combining these businesses with ours, and unidentifiable intangible assets. All of the goodwill is expected to be deductible for tax purposes. We have recorded finite-lived intangible assets at their estimated fair value related to customer relationships, trade name and favorable leases.

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

We finalized the purchase accounting relative to the fiscal 2015 acquisitions during fiscal 2016. As a result of the final purchase price allocations, certain of the fair value amounts previously estimated were adjusted during the measurement period. These measurement period adjustments related to updated valuation reports and appraisals received from our external valuation specialists, as well as revisions to internal estimates. The changes in estimates recorded in fiscal 2016 include an increase in property, plant and equipment of $4.1 million; a decrease in intangible assets of $.6 million; an increase in the long-term deferred income tax assets of $2.3 million; an increase in other current assets of $.4 million; an increase in the current portion of capital leases and financing obligations of $.8 million; an increase in long-term capital leases and financing obligations of $9.5 million; and an increase in other liabilities of $.2 million. The measurement period adjustments resulted in an increase to goodwill of $4.3 million.

These adjustments were not material to the Consolidated Statements of Comprehensive Income for the years ended March 26, 2016 and March 28, 2015.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have recorded the identifiable assets acquired and liabilities assumed at their fair values as of their respective acquisition dates (including any measurement period adjustments), with the remainder recorded as goodwill as follows:

As of Acquisition Date
(Dollars in thousands)
Inventories	$5,588
Other current assets	567
Property, plant and equipment	35,355
Intangible assets	8,608
Other non-current assets	129
Long-term deferred income tax assets	17,649
Total assets acquired	67,896
Warranty reserves	990
Other current liabilities	3,719
Long-term capital leases and financing obligations	57,292
Other long-term liabilities	1,703
Total liabilities assumed	63,704
Total net identifiable assets acquired	$4,192
Total consideration transferred	$87,451
Plus: gain on bargain purchase	383
Less: total net identifiable assets acquired	4,192
Goodwill	$83,642

The following are the intangible assets acquired and their respective fair values and weighted average useful lives.

	As of Acquisition Date
		Weighted
	Dollars	Average
	in thousands	Useful Life
Trade name	$1,900	10 years
Favorable leases	4,482	14 years
Customer lists	2,226	7 years
Total	$8,608	11 years

NOTE 3 – OTHER CURRENT ASSETS

The composition of other current assets is as follows:

	Year Ended Fiscal March
	2016	2015
	(Dollars in thousands)
Vendor rebates receivable	$11,984	$10,530
Other	16,690	10,794
	$28,674	$21,324

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

The major classifications of property, plant and equipment are as follows:

	March 26, 2016			March 28, 2015
		Assets Under			Assets Under
		Capital Lease/			Capital Lease/
	Assets	Financing		Assets	Financing
	Owned	Obligations	Total	Owned	Obligations	Total
	(Dollars in thousands)
Land	$80,195		$80,195	$77,499		$77,499
Buildings and improvements	212,421	$112,969	325,390	204,523	$89,148	293,671
Equipment, signage and fixtures	208,204		208,204	196,039		196,039
Vehicles	23,608		23,608	21,803		21,803
Construction-in-progress	2,539		2,539	3,194		3,194
	526,967	112,969	639,936	503,058	89,148	592,206
Less - Accumulated depreciation and amortization	258,516	29,838	288,354	239,474	25,980	265,454
	$268,451	$83,131	$351,582	$263,584	$63,168	$326,752

Depreciation expense totaled $36.0 million, $32.1 million and $28.6 million for the fiscal years ended March 2016, 2015 and 2014, respectively.

Amortization expense recorded under capital leases and financing obligations and included in depreciation expense above totaled $7.5 million, $5.7 million and $5.2 million for the fiscal years ended March 2016, 2015 and 2014, respectively.

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill during fiscal 2016 and 2015 were as follows:

Dollars in thousands
Balance at March 29, 2014	$270,039
Fiscal 2015 acquisitions	79,316
Adjustments to fiscal 2014 purchase accounting	(267)
Balance at March 28, 2015	349,088
Fiscal 2016 acquisitions	46,247
Adjustments to fiscal 2015 purchase accounting	4,326
Other adjustments	471
Balance at March 26, 2016	$400,132

In fiscal 2016, the other adjustments relate to an immaterial correction of an out of period error related to the lease liability for a fiscal 2013 acquisition.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The composition of other intangible assets is as follows:

	Year Ended Fiscal March
	2016		2015
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(Dollars in thousands)
Customer lists	$22,490	$13,283	$23,648	$11,024
Favorable leases	18,418	5,996	15,074	4,925
Trade names	18,002	6,960	17,550	5,791
Franchise agreements	7,320	487	120	120
Other intangible assets	540	524	540	517
Total intangible assets	$66,770	$27,250	$56,932	$22,377

Monro’s intangible assets are being amortized over their estimated useful lives.  The weighted average useful lives of Monro’s intangible assets are approximately nine years for customer lists, 14 years for favorable leases,  14 years for trade names, 18 years for franchise agreements and five years for other intangible assets.

Amortization of intangible assets, excluding amortization of favorable leases included in rent expense, during fiscal 2016, 2015 and 2014 totaled $3.8 million, $3.6 million and $3.1 million, respectively.

Estimated future amortization of intangible assets is as follows:

	Customer lists/
	Trade names/
	Franchise agreements/	Favorable
Year Ending Fiscal March	Other	Leases
	(Dollars in thousands)
2017	$3,941	$1,320
2018	3,796	1,285
2019	3,495	1,247
2020	2,579	1,204
2021	1,860	1,139

NOTE 6 – LONG-TERM DEBT, CAPITAL LEASES AND FINANCING OBLIGATIONS

Long-term debt, capital leases and financing obligations consist of the following:

	March 26,	March 28,
	2016	2015
	(Dollars in thousands)
Revolving Credit Facility, LIBOR-based (a)	$103,315	$122,543
Long-term debt	$103,315	$122,543
Obligations under capital leases and financing obligations at various interest rates, due in installments through 2045	$176,974	$142,053
Less – Current portion of capital leases and financing obligations	(11,244)	(8,908)
Long-term capital leases and financing obligations	$165,730	$133,145

_________________

(a)	The London Interbank Offered Rate (LIBOR) at March 26, 2016 was .43%.

In June 2011, we entered into a five-year, $175 million Revolving Credit Facility agreement with seven banks.  This Revolving Credit Facility also provided an accordion feature permitting us to request an increase in availability of up to an additional $75 million.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2012, the Revolving Credit Facility was amended to include the following: the committed sum was increased by $75 million to $250 million; the term was extended for another one and a half years, such that the Revolving Credit Facility was to expire in December 2017; and the $75 million accordion feature was maintained. There were no other changes in terms including those related to covenants or interest rates.

On January 25, 2016, we entered into a new five-year $600 million Revolving Credit Facility agreement with nine banks (the “Credit Facility”).  Interest only is payable monthly throughout the Credit Facility’s term.  The Credit Facility increases our current borrowing capacity from our prior financing agreement by $350 million to $600 million, and includes an accordion feature permitting us to request an increase in availability of up to an additional $100 million, an increase of $25 million from our prior financing agreement.  The expanded facility bears interest at 75 to 175 basis points over LIBOR.  The Credit Facility requires fees payable quarterly throughout the term between .15% and .35% of the amount of the average net availability under the Credit Facility during the preceding quarter.  There was $103.3 million outstanding under the Credit Facility at March 26, 2016.  We were in compliance with all debt covenants as of March 26, 2016.

At March 26, 2016 and March 28, 2015, the interest rate spread paid by the Company was 100 and 125 basis points over LIBOR, respectively.

Within the Credit Facility, we have a sub-facility of $80 million for the purpose of issuing standby letters of credit.  The line requires fees aggregating 87.5 to 187.5 basis points over LIBOR annually of the face amount of each standby letter of credit, payable quarterly in arrears.  There was $23.7 million in an outstanding letter of credit at March 26, 2016.

The net availability under the Credit Facility at March 26, 2016 was $473.0 million.

Specific terms of the Credit Facility permit the payment of cash dividends not to exceed 50% of the prior year’s net income, and permit mortgages and specific lease financing arrangements with other parties with certain limitations.  Other specific terms and the maintenance of specified ratios are generally consistent with our prior financing agreement.  Additionally, the Credit Facility is not secured by our real property, although we have agreed not to encumber our real property, with certain permissible exceptions.

Long-term debt had a carrying amount and a fair value of $103.3 million as of March 26, 2016, as compared to a carrying amount and a fair value of $122.5 million as of March 28, 2015.  The fair value of long-term debt was estimated based on discounted cash flow analyses using either quoted market prices for the same or similar issues, or the current interest rates offered to Monro for debt with similar maturities.

In addition, we have financed certain store properties and vehicles with capital leases/financing obligations, which amount to $177.0 million and are due in installments through 2045.

During fiscal 1995, Monro purchased 12.7 acres of land for $.7 million from the City of Rochester, New York, on which its office/warehouse facility is located.  The City had provided financing for 100% of the cost of the land via a 20-year non-amortizing, non-interest bearing mortgage.  The mortgage was paid in full in fiscal 2015.

Aggregate debt maturities over the next five years are as follows:

	Capital Leases/
	Financing Obligations
	Aggregate	Imputed	All Other
Year Ending Fiscal March	Amount	Interest	Debt	Total
	(Dollars in thousands)

2017	$24,042	$(12,798)		$11,244
2018	24,279	(12,042)		12,237
2019	24,289	(11,198)		13,091
2020	24,197	(9,724)		14,473
2021	24,034	(9,189)	$103,315	118,160

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 – INCOME TAXES

The components of the provision for income taxes are as follows:

	Year Ended Fiscal March
	2016	2015	2014
	(Dollars in thousands)
Current -
Federal	$29,202	$28,262	$25,978
State	2,825	2,956	1,579
	32,027	31,218	27,557
Deferred -
Federal	6,216	6,194	4,793
State	373	144	(273)
	6,589	6,338	4,520
Total	$38,616	$37,556	$32,077

Deferred tax (liabilities) assets consist of the following:

	March 26,	March 28,
	2016	2015
	(Dollars in thousands)
Goodwill	$(31,075)	$(24,167)
Other	(981)	(939)
Total deferred tax liabilities	(32,056)	(25,106)
Property and equipment	28,085	20,592
Insurance reserves	11,626	10,813
Warranty and other reserves	4,671	4,538
Stock options	3,040	3,729
Other	9,989	9,544
Total deferred tax assets	57,411	49,216
Net deferred tax assets	$25,355	$24,110

We have $4.3 million of state net operating loss carryforwards available as of March 26, 2016.  The carryforwards expire in varying amounts through 2036.  Based on all available evidence, we have determined that it is more likely than not that sufficient taxable income of the appropriate character within the carryforward period will exist for the realization of the tax benefits on existing state net operating loss carryforwards.

We believe it is more likely than not that all other future tax benefits will be realized as a result of current and future income.

A reconciliation between the U. S. federal statutory tax rate and the effective tax rate reflected in the accompanying financial statements is as follows:

	Year Ended Fiscal March
	2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Federal income tax based on statutory tax rate applied to income before taxes	$36,897	35.0	$34,774	35.0	$30,287	35.0
State income tax, net of federal income tax benefit	2,306	2.2	2,170	2.2	2,097	2.4
Other	(587)	(0.6)	612	0.6	(307)	(0.3)
	$38,616	36.6	$37,556	37.8	$32,077	37.1

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a rollforward of Monro’s liability for income taxes associated with unrecognized tax benefits:

Dollars in thousands
Balance at March 30, 2013	$5,704
Tax positions related to current year:
Additions	1,678
Reductions
Tax positions related to prior years:
Additions
Reductions	(88)
Settlements	(381)
Lapses in statutes of limitations	(1,013)
Balance at March 29, 2014	5,900
Tax positions related to current year:
Additions	2,066
Reductions
Tax positions related to prior years:
Additions	164
Reductions	33
Settlements
Lapses in statutes of limitations	(668)
Balance at March 28, 2015	7,495
Tax positions related to current year:
Additions	1,116
Reductions
Tax positions related to prior years:
Additions
Reductions	(922)
Settlements
Lapses in statutes of limitations	(760)
Balance at March 26, 2016	$6,929

The total amount of unrecognized tax benefits was $6.9 million at March 26, 2016, the majority of which, if recognized, would affect the effective tax rate.

In the normal course of business, Monro provides for uncertain tax positions and the related interest and penalties, and adjusts its unrecognized tax benefits and accrued interest and penalties accordingly.  During the year ended March 28, 2015, we recognized interest and penalties of approximately $.1 million, in income tax expense; and during the year ended March 29, 2014, we recorded a benefit from the reversal of accrued interest and penalties of approximately $.1 million in income tax expense.  Additionally, we had approximately $.4 million of interest and penalties associated with uncertain tax benefits accrued as of March 26, 2016 and March 28, 2015.

We file U.S. federal income tax returns and income tax returns in various state jurisdictions.  Monro’s fiscal 2013 through 2015 U.S. federal tax years and various state tax years remain subject to income tax examinations by tax authorities.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 – STOCK OWNERSHIP

A summary of the changes in the number of shares of Common Stock, Class C preferred stock and treasury stock is as follows:

		Class C
	Common	Convertible
	Stock	Preferred	Treasury
	Shares	Stock Shares	Stock
	Issued	Issued	Shares
Balance at March 30, 2013	37,327,967	32,500	6,073,836
Stock options exercised	239,935		3,115
Balance at March 29, 2014	37,567,902	32,500	6,076,951
Stock options exercised	439,635		103,538
Balance at March 28, 2015	38,007,537	32,500	6,180,489
Stock options exercised	549,141		136,163
Balance at March 26, 2016	38,556,678	32,500	6,316,652

Holders of at least 60% of the Class C preferred stock must approve any action authorized by the holders of Common Stock.  In addition, there are certain restrictions on the transferability of shares of Class C preferred stock.  In the event of a liquidation, dissolution or winding-up of Monro, the holders of the Class C preferred stock would be entitled to receive $1.50 per share out of the assets of Monro before any amount would be paid to holders of Common Stock.  The conversion value of the Class C convertible preferred stock was $.064 per share at March 26, 2016 and March 28, 2015.

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

The 1994 Plan had a total of 675,345 common shares authorized for issuance; the 1998 Plan had a total of 4,016,250 shares authorized for issuance; and the 2003 Plan had a total of 315,000 shares authorized for issuance (all as retroactively adjusted for stock splits).  Upon authorization of the 2007 Plan by shareholders, 628,620 shares (as retroactively adjusted for stock splits) were transferred from the 1998 and 2003 Plans into the 2007 Plan, bringing the total authorized shares to 1,501,620 (as retroactively adjusted for stock splits).  In addition, in May 2013 and 2010, the Compensation Committee of the Board of Directors authorized an additional 2,000,000 and 1,500,000 shares (as retroactively adjusted for stock splits), respectively, of common stock for grant under the 2007 Plan, which were approved by shareholders in August 2013 and August 2010, respectively.  At March 26, 2016, there was a total of 5,001,620 shares authorized for grant under the 2007 Plan (as retroactively adjusted for stock splits), including the shares transferred from the 1998 and 2003 Plans.

Generally, employee options vest over a four year period, and have a duration of six to ten years.  Outstanding options are exercisable for various periods through March 2022.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of changes in outstanding stock options is as follows:

	Weighted
	Average
	Exercise	Options
	Price	Outstanding
At March 30, 2013	$28.66	1,864,114
Granted	$45.38	181,400
Exercised	$18.73	(239,935)
Canceled	$35.48	(32,178)
At March 29, 2014	$31.58	1,773,401
Granted	$52.73	211,225
Exercised	$31.98	(439,635)
Canceled	$43.04	(26,661)
At March 28, 2015	$34.21	1,518,330
Granted	$62.28	243,410
Exercised	$29.59	(549,141)
Canceled	$50.69	(23,808)
At March 26, 2016	$41.75	1,188,791

The total shares exercisable at March 26, 2016, March 28, 2015 and March 29, 2014 was 789,422,  1,098,601 and 1,160,572, respectively.  The weighted average exercise price of all shares exercisable at March 26, 2016 was $36.75.  There were 1,743,429 shares available for grant at March 26, 2016.

The weighted average contractual term of all options outstanding at March 26, 2016 and March 28, 2015 was 3.0 years and 2.7 years, respectively.  The aggregate intrinsic value of all options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) outstanding at March 26, 2016 and March 28, 2015 was $33.2 million and $46.7 million, respectively.

The weighted average contractual term of all options exercisable at March 26, 2016 and March 28, 2015 was 2.5 years and 2.2 years, respectively.  The aggregate intrinsic value of all options exercisable at March 26, 2016 and March 28, 2015 was $26.0 million and $37.2 million, respectively.

A summary of the status of and changes in nonvested stock options granted is as follows:

		Weighted
		Average
		Grant-Date
		Fair Value
	Options	(per Option)
Non-vested at March 30, 2013	879,197	$8.52
Granted	181,400	$10.11
Vested	(417,743)	$8.66
Canceled	(30,025)	$8.90
Non-vested at March 29, 2014	612,829	$8.88
Granted	211,225	$11.27
Vested	(382,197)	$9.22
Canceled	(22,128)	$10.37
Non-vested at March 28, 2015	419,729	$9.70
Granted	243,410	$13.10
Vested	(242,841)	$10.38
Canceled	(20,929)	$10.18
Non-vested at March 26, 2016	399,369	$11.26

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about fixed stock options outstanding at March 26, 2016:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average	Shares	Average
Range of	Shares	Remaining	Exercise	Under	Exercise
Exercise Prices	Under Option	Life	Price	Option	Price
$11.76 - $33.64	489,924	2.26	$27.90	414,799	$26.86
$33.65 - $44.46	204,877	1.92	$39.57	177,217	$39.61
$44.47 - $53.09	239,710	3.57	$50.57	122,281	$50.41
$53.10 - $79.76	254,280	4.88	$61.89	75,125	$62.33

During the fiscal years ended March 26, 2016, March 28, 2015 and March 29, 2014, the fair value of awards vested under Monro’s stock plans was $2.5 million, $3.5 million and $3.6 million, respectively.

The aggregate intrinsic value is based on Monro’s closing stock price of $69.68,  $64.96 and $56.51 as of the last trading day of the periods ended March 26, 2016, March 28, 2015 and March 29, 2014, respectively.  The aggregate intrinsic value of options exercised during the fiscal years ended March 26, 2016, March 28, 2015 and March 29, 2014 was $22.3 million, $10.3 million and $7.4 million, respectively.  As of March 26, 2016, there was $3.3 million of unrecognized compensation expense related to non-vested fixed stock options that is expected to be recognized over a weighted average period of approximately two years.

Cash received from option exercises under all stock option plans was $8.6 million, $8.7 million and $4.3 million for the fiscal years ended March 26, 2016, March 28, 2015 and March 29, 2014, respectively.  The actual tax benefit realized for the tax deductions from option exercises was $6.7 million, $2.2 million and $1.9 million for the fiscal years ended March 26, 2016, March 28, 2015 and March 29, 2014, respectively.

Monro issues new shares of Common Stock upon the exercise of stock options.

NOTE 10 – EARNINGS PER COMMON SHARE

The following is a reconciliation of basic and diluted earnings per common share for the respective years:

	Year Ended Fiscal March
	2016	2015	2014
	(Amounts in thousands, except per share data)
Numerator for earnings per common share calculation:
Net Income	$66,805	$61,799	$54,459
Less: Preferred stock dividends	(456)	(395)	(334)
Income available to common stockholders	$66,349	$61,404	$54,125
Denominator for earnings per common share calculation:
Weighted average common shares, basic	32,026	31,605	31,394
Effect of dilutive securities:
Preferred stock	760	760	760
Stock options	567	579	488
Weighted average common shares, diluted	33,353	32,944	32,642
Basic earnings per common share:	$2.07	$1.94	$1.72
Diluted earnings per common share:	$2.00	$1.88	$1.67

The computation of diluted earnings per common share for fiscal 2016, 2015 and 2014 excludes the effect of assumed exercise of approximately 171,000,  145,000 and 91,000 of stock options, respectively, as the exercise price of these options was greater than the average market value of Monro’s Common Stock for those periods, resulting in an anti-dilutive effect on diluted earnings per share.

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

Future minimum payments required under noncancellable leases (including closed stores) are as follows:

		Less -
		Sublease
Year Ending Fiscal March	Leases	Income	Net
	(Dollars in thousands)
2017	$34,513	$(34)	$34,479
2018	28,126	(34)	28,092
2019	21,021	(8)	21,013
2020	15,229	(8)	15,221
2021	11,065	(8)	11,057
Thereafter	48,650	—	48,650
Total	$158,604	$(92)	$158,512

Rent expense under operating leases, net of sublease income, totaled $36,717,000,  $35,848,000 and $33,093,000 in fiscal 2016, 2015 and 2014, respectively, including contingent rentals of $59,000,  $44,000 and $59,000 in each respective fiscal year.  Sublease income totaled $149,000,  $161,000 and $280,000, respectively, in fiscal 2016, 2015 and 2014.

We enter into contracts with parts and tire suppliers, certain of which require us to buy (at market prices) up to 100% of our annual purchases of specific products.  The agreements expire at various dates through July 2017.  We believe these agreements provide us with high quality, branded merchandise at preferred pricing, along with strong marketing and training support.

In May 2015, we entered into a new employment agreement with our Executive Chairman, Robert G. Gross.  Such agreement became effective October 1, 2015, has a three-year term and provides an annual base salary of $120,000.

On August 7, 2012, we entered into an employment agreement with Mr. Gross.  Such agreement became effective on October 1, 2012, had a  three-year term and provided an annual base salary of $420,000.  Effective October 2014, the salary of Mr. Gross was reduced by $60,000.  Such voluntary salary reduction was implemented at the direction of Mr. Gross, who requested that the Company use the funds made available by such reduction to provide assistance to Monro employees facing financial hardships.  No other changes to Mr. Gross’ compensation were made.  Mr. Gross’ new annual salary of $360,000 was effective beginning October 1, 2014.

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

Under the agreement and during the Executive Period, Ms. D’Amico was paid an annual base salary of $350,200 until March 31, 2015, and is paid an annual base salary of $375,000 from April 1, 2015 to the end of the Executive Period.  During the Transition Period, Monro will pay Ms. D’Amico an hourly rate to be agreed upon between the parties.

On August 27, 2014, and in consideration of her execution of her agreement, Monro’s Compensation Committee awarded to Ms. D’Amico a five year option to purchase 35,000 shares of Monro’s Common Stock at an exercise price equal to the closing price of Monro’s Common Stock on the date of the award of $52.82 per share, pursuant to our 2007 Stock Incentive Plan.  These options will vest equally over four years, beginning August 27, 2015.

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

Effective as of those dates, each company’s Board of Directors approved plan amendments whereby the benefits of each of the defined benefit plans would be frozen and the plans would be closed to new participants.  Prior to these amendments, coverage under the plans began after employees completed one year of service and attained age 21.  Benefits under both plans, and now the merged plan, are based primarily on years of service and employees’ pay near retirement.  The funding policy for Monro’s merged plan is consistent with the funding requirements of Federal law and regulations.  The measurement date used to determine the pension plan measurements disclosed herein is March 31 for both 2016 and 2015.

The underfunded status of Monro’s defined benefit plan is recognized as an other long-term liability in the Consolidated Balance Sheets as of March 26, 2016 and March 28, 2015, respectively.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The underfunded status of the plan is set forth below:

	Fiscal March
	2016	2015
	(Dollars in thousands)
Change in Plan Assets:
Fair value of plan assets at beginning of year	$20,241	$19,369
Actual return on plan assets	(95)	1,466
Employee contribution	0	0
Benefits paid	(681)	(594)
Fair value of plan assets at end of year	19,465	20,241
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	22,160	19,048
Interest cost	803	832
Actuarial (gain) loss	(909)	2,874
Benefits paid	(681)	(594)
Benefit obligation at end of year	21,373	22,160
Underfunded status of plan	$(1,908)	$(1,919)

The projected and accumulated benefit obligations were equivalent at March 31 for both 2016 and 2015.

Amounts recognized in accumulated other comprehensive loss consist of:

	Year Ended
	Fiscal March
	2016	2015
	(Dollars in thousands)
Unamortized transition obligation	$0	$0
Unamortized prior service cost	0	0
Unamortized net loss	7,320	7,393
Total	$7,320	$7,393

Changes in plan assets and benefit obligations recognized in other comprehensive income consist of:

	Year Ended
	Fiscal March
	2016	2015
	(Dollars in thousands)
Net transition obligation	$0	$0
Prior service cost	0	0
Net actuarial income (loss)	73	(2,337)
Total	$73	$(2,337)

Pension expense (income) included the following components:

	Year Ended Fiscal March
	2016	2015	2014
	(Dollars in thousands)
Interest cost on projected benefit obligation	$803	$832	$776
Expected return on plan assets	(1,389)	(1,388)	(1,193)
Amortization of unrecognized actuarial loss	648	300	658
Net pension expense (income)	$62	$(256)	$241

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average assumptions used to determine benefit obligations are as follows:

	Year Ended
	Fiscal March
	2016	2015
Discount rate	3.83%	3.69%

The weighted-average assumptions used to determine net periodic pension costs are as follows:

	Year Ended Fiscal March
	2016	2015	2014
Discount rate	3.69%	4.42%	4.08%
Expected long-term return on assets	7.00%	7.00%	7.00%

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

Monro’s asset allocations, by asset category, are as follows at the end of each year:

	March 26,	March 28,
	2016	2015
Cash and cash equivalents	3.4%	2.8%
Fixed income	36.8%	36.3%
Equity securities	59.8%	60.9%
Total	100.0%	100.0%

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  The following table provides fair value measurement information for Monro’s major categories of defined benefit plan assets at March 26, 2016 and March 28, 2015, respectively:

	Fair Value Measurements at March 26, 2016 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Equity securities:
U.S. companies	$7,800	$7,623	$177
International companies	3,850	3,850
Fixed income:
U.S. corporate bonds	6,788		6,788
U.S. Treasury Bill	374	374
Cash equivalents	653		653
Total	$19,465	$11,847	$7,618

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

There are no required or expected contributions in fiscal 2017 to the plan.

The following pension benefit payments are expected to be paid:

Year Ended
Fiscal March
(Dollars in thousands)
2017	$835
2018	855
2019	898
2020	946
2021	1,007
2022 - 2026	5,679

We have a 401(k)/Profit Sharing Plan that covers full-time employees who meet the age and service requirements of the plan.  The 401(k) salary deferral option was added to the plan during fiscal 2000.  The first employee deferral occurred in March 2000.  We make matching contributions consistent with the provisions of the plan.  Charges to expense for our matching contributions for fiscal 2016, 2015 and 2014 amounted to approximately $731,000,  $655,000 and $612,000, respectively.  We may also make annual profit sharing contributions to the plan at the discretion of Monro’s Compensation Committee.

We have a deferred compensation plan (the “Deferred Compensation Plan”) to provide an opportunity for additional tax-deferred savings to a select group of management or highly compensated employees.  The Deferred Compensation Plan permits participants to defer all or any portion of the compensation that would otherwise be payable to them for the calendar year.  In addition, Monro will credit to the participants’ accounts such amounts as would have been contributed to Monro’s 401(k)/Profit Sharing Plan but for the limitations that are imposed under the Internal Revenue Code based upon the participants’ status as highly compensated employees.  We may also make such additional discretionary allocations as are determined by the Compensation Committee.  The Deferred Compensation Plan is an unfunded arrangement and the participants or their beneficiaries have an unsecured claim against the general assets of Monro to the extent of their Deferred Compensation Plan benefits.  We maintain accounts to reflect the amounts owed to each participant.  At least annually, the accounts are credited with earnings or losses calculated on the basis of an interest rate or other formula as determined by Monro’s Compensation Committee.  The total liability recorded in our financial statements at March 26, 2016 and March 28, 2015 related to the Deferred Compensation Plan was $1,921,000 and $1,678,000, respectively.

Monro's management bonus plan provides for the payment of annual cash bonus awards to participating employees, as selected by our Board of Directors, based primarily on Monro's attaining pre-tax income targets established by our Board of Directors.  During the years ended March 26, 2016,  March 28, 2015 and March 29, 2014, we recorded charges to expense of $2,124,000, $1,092,000 and $1,066,000, respectively.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13 – RELATED PARTY TRANSACTIONS

We are currently a party to leases for certain facilities where the lessor is an officer of Monro or a family member of such officer, or such officer or family member has an interest in entities that are lessors. Six leases were assumed in March 2004 in connection with the Mr. Tire Acquisition, as well as one additional lease entered into during the year ended March 26, 2016. In March 2015, Monro purchased the property and building of one of these leased locations from this same officer of Monro and a family member of such officer for approximately $1.0 million. The payments under such operating and capital leases amounted to $711,000,  $717,000 and $702,000 for the years ended March 2016,  2015 and 2014, respectively. These payments are comparable to rents paid to unrelated parties. No amounts were payable at March 26, 2016 or March 28, 2015. No related party leases exist, other than these six leases, and no new leases are contemplated.

For many years, we had a consulting agreement with an investment banking firm associated with a principal shareholder/director of Monro to provide financial advice. In recent years, the agreement provided for an annual fee of $300,000, plus reimbursement of out-of-pocket expenses. Under this agreement, we incurred fees of $225,000 during fiscal year 2016 and $300,000 for each of fiscal years 2015 and 2014. No amounts were payable at March 26, 2016 or March 28, 2015. Approximately half of all payments made to the investment banking firm under the consulting agreement were paid to another principal shareholder/director of Monro. In addition, this investment banking firm, from time to time, has provided other investment banking services to us for additional fees. During fiscal year 2016, with approval by the independent members of the Board of Directors (excluding the Director associated with this firm), we paid additional fees of $1,000,000 to this firm in connection with financial and strategic advisory services that were provided related to three unsuccessful acquisitions. In connection with making this payment, we negotiated that the aforementioned consulting agreement would end immediately.

NOTE 14 – SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following transactions represent non-cash investing and financing activities during the periods indicated:

Year ended March 26, 2016

In connection with the fiscal 2016 acquisitions and fiscal 2015 acquisition measurement period adjustments (see Note 2), liabilities were assumed as follows:

Fair value of assets acquired	$35,335,000
Goodwill	50,573,000
Cash paid, net of cash acquired	(49,018,000)
Amounts payable to seller	(1,626,000)
Liabilities assumed	$35,264,000

In connection with the accounting for capital leases and financing obligations, we increased both property, plant and equipment and capital leases and financing obligations by $13,265,000.

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

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year ended March 29, 2014

In connection with the fiscal 2014 acquisitions, liabilities were assumed as follows:

Fair value of assets acquired	$14,330,000
Goodwill	17,673,000
Gain on bargain purchase	(217,000)
Cash paid, net of cash acquired	(27,482,000)
Liabilities assumed	$4,304,000

	Year Ended Fiscal March
	2016	2015	2014
	(Dollars in thousands)
Cash paid during the year:
Interest, net	$15,687	$11,119	$9,099
Income taxes, net	$25,322	$26,141	$25,849

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

NOTE 16 – SUBSEQUENT EVENTS

In May 2016, Monro’s Board of Directors declared a regular quarterly cash dividend of $.17 per common share or common share equivalent to be paid to shareholders of record as of June 3, 2016.  The dividend will be paid on June 13, 2016.

See Note 2 for a discussion of an acquisition subsequent to March 26, 2016.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth consolidated statement of income data by quarter for the years ended March 2016 and 2015.  Individual line items summed by quarters may not agree to the annual amounts reported due to rounding.

	Fiscal Quarter Ended
	June	Sept.	Dec.	March
	2015	2015	2015	2016
	(Amounts in thousands, except per share data)
Sales	$236,520	$239,155	$238,942	$229,034
Cost of sales	136,802	138,430	145,575	137,141
Gross profit	99,718	100,725	93,367	91,893
Operating, selling, general and administrative expenses	66,111	66,632	66,937	65,434
Operating income	33,607	34,093	26,430	26,459
Interest expense, net	3,392	3,758	3,853	4,540
Other (income) expense, net	(106)	(103)	(198)	32
Income before provision for income taxes	30,321	30,438	22,775	21,887
Provision for income taxes	11,522	11,566	7,544	7,984
Net income	$18,799	$18,872	$15,231	$13,903
Basic earnings per share	$0.59	$0.59	$0.47	$0.43
Diluted earnings per share (a)	$0.57	$0.57	$0.46	$0.42
Weighted average number of common shares used in computing earnings per share
Basic	31,855	31,961	32,077	32,207
Diluted	33,108	33,160	33,333	33,293

	Fiscal Quarter Ended
	June	Sept.	Dec.	March
	2014	2014	2014	2015
	(Amounts in thousands, except per share data)
Sales	$217,507	$221,299	$236,553	$219,133
Cost of sales	127,485	131,827	146,357	135,473
Gross profit	90,022	89,472	90,196	83,660
Operating, selling, general and administrative expenses	60,612	60,545	62,237	60,167
Operating income	29,410	28,927	27,959	23,493
Interest expense, net	2,137	2,772	2,929	3,505
Other income, net	(80)	(227)	(506)	(97)
Income before provision for income taxes	27,353	26,382	25,536	20,085
Provision for income taxes	10,421	10,052	9,550	7,534
Net income	$16,932	$16,330	$15,986	$12,551
Basic earnings per share	$0.53	$0.51	$0.50	$0.39
Diluted earnings per share (a)	$0.52	$0.50	$0.49	$0.38
Weighted average number of common shares used in computing earnings per share
Basic	31,516	31,561	31,596	31,746
Diluted	32,777	32,778	32,837	33,010

_________________

(a)	Earnings per share for each period was computed by dividing net income by the weighted average number of shares of Common Stock and Common Stock Equivalents outstanding during the respective quarters.

Significant fourth quarter adjustments

There were no material, extraordinary, unusual or infrequently occurring items recognized in the fourth quarter of fiscal 2016 or 2015.

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

In conjunction with the close of each fiscal quarter and under the supervision of our Chief Executive Officer and Chief Financial Officer, we conduct an evaluation of the effectiveness of our disclosure controls and procedures.  It is the conclusion of Monro’s Chief Executive Officer and Chief Financial Officer, based upon an evaluation completed as of March 26, 2016, that our disclosure controls and procedures were effective in ensuring that any material information relating to Monro was recorded, processed, summarized and reported to its principal officers to allow timely decisions regarding required disclosures.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that Monro's internal control over financial reporting was effective as of March 26, 2016, the end of our fiscal year.  Management has reviewed the results of its assessment with the Audit Committee of the Board of Directors.  The effectiveness of Monro's internal control over financial reporting as of March 26, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

Changes in Internal Controls over Financial Reporting

There were no changes in Monro’s internal control over financial reporting during the quarter ended March 26, 2016 that materially affected, or are reasonably likely to materially affect, Monro’s internal control over financial reporting.

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

Monro’s directors and executive officers are subject to the provisions of Monro’s Code of Ethics for Management Employees, Officers and Directors (the “Code”), which is available in the Investor Information section of Monro’s website, www.monro.com.  Changes to the Code and any waivers are also posted on Monro’s website in the Investor Information section.

Item 11. Executive Compensation

Information concerning executive compensation is incorporated herein by reference to the sections captioned “Compensation Discussion and Analysis” and “Executive Compensation” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning Monro’s shares authorized for issuance under its equity compensation plans at March 26, 2016 and security ownership of certain beneficial owners and management is incorporated herein by reference to the sections captioned “Security Ownership of Principal Shareholders, Directors and Executive Officers” and “Equity Compensation Plan Information” in the Proxy Statement.

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

Date: May 25, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John W. Van Heel	Chief Executive Officer, President	May 25, 2016
John W. Van Heel	and Director (Principal Executive Officer)

/s/ Robert G. Gross*	Executive Chairman, Director	May 25, 2016
Robert G. Gross

/s/ Catherine D’Amico	Executive Vice President-Finance,	May 25, 2016
Catherine D'Amico	Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Brian J. D’Ambrosia	Vice President – Finance and Chief	May 25, 2016
Brian J. D’Ambrosia	Accounting Officer (Principal Accounting Officer)

/s/ Frederick M. Danziger*	Director	May 25, 2016
Frederick M. Danziger

/s/ Donald Glickman*	Director	May 25, 2016
Donald Glickman

/s/ Stephen C. McCluski*	Director	May 25, 2016
Stephen C. McCluski

/s/ Robert E. Mellor*	Director	May 25, 2016
Robert E. Mellor

/s/ Peter J. Solomon*	Director	May 25, 2016
Peter J. Solomon

/s/ James R. Wilen*	Director	May 25, 2016
James R. Wilen

/s/ Elizabeth A. Wolszon*	Director	May 25, 2016
Elizabeth A. Wolszon

* By: /s/ John W. Van Heel
John W. Van Heel, as Attorney-in-Fact

INDEX TO EXHIBITS

The following is a list of all exhibits filed herewith or incorporated by reference herein:

Exhibit No.	Document
3.01*	Restated Certificate of Incorporation of the Company, dated July 23, 1991, with Certificate of Amendment, dated November 1, 1991. (SEC File No:0-19357, 1992 Form 10-K, Exhibit No. 3.01)
3.01a*	Certificate of Change of the Certificate of Incorporation of the Company, dated January 26, 1996. (August 2004 Form S-3, Exhibit 4.1(b))
3.01b*	Certificate of Amendment to Restated Certificate of Incorporation, dated April 15, 2004. (August 2004 Form S-3, Exhibit No. 4.1(c))
3.01c*	Certificate of Amendment to Restated Certificate of Incorporation, dated October 10, 2007. (2008 Form 10-K, Exhibit 3.01c)
3.01d*	Certificate of Amendment to Restated Certificate of Incorporation, dated August 1, 2012. (2013 Form 10-K, Exhibit 3.01d)
3.02*	Amended and Restated By-Laws of the Company, dated August 7, 2012. (December 2012 Form 8-K, Exhibit No. 3.02)
10.01*	2007 Stock Incentive Plan, effective as of June 29, 2007. (May 2008 Form S-8, Exhibit No. 4)**
10.01a*	Amendment No. 1 to the 2007 Stock Incentive Plan, dated August 9, 2007. (May 2008 Form S-8, Exhibit No. 4.1)**
10.01b*	Amendment No. 2 to the 2007 Stock Incentive Plan, dated September 27, 2007. (May 2008 Form S-8, Exhibit No. 4.2)**
10.01c*	Amendment No. 3 to the 2007 Stock Incentive Plan, dated August 10, 2010. (August 2010 Form 8-K, Exhibit No. 10.1)**
10.01d*	Amendment No. 4 to the 2007 Stock Incentive Plan, dated May 16, 2012. (2012 Form 10-K, Exhibit No. 10.01d)**
10.01e*	Amendment No. 5 to the 2007 Stock Incentive Plan, dated June 28, 2013. (2013 Proxy, Exhibit A)**
10.01f*	Amendment No. 6 to the 2007 Stock Incentive Plan, dated June 28, 2013. (2014 Form 10-K, Exhibit No. 10.01f)**
10.03*	Monro Muffler Brake, Inc. Deferred Compensation Plan, dated January 1, 2005 and last amended and restated as of January 1, 2015. (2015 Form 10-K, Exhibit No. 10.03) **
10.04*	Monro Muffler Brake, Inc. Retirement Plan, adopted February 1, 1972, and last amended and restated as of April 1, 2013. (2014 Form 10-K, Exhibit No. 10.04) **
10.04a*

Amendment No. 1 to April 1, 2013 Restatement to Monro Muffler Brake, Inc. Retirement Plan, dated as of October 27, 2014 and effective as of June 26, 2013. (December 2015 Form 10-Q, Exhibit No. 10.04)**

10.04b*

Amendment No. 2 to April 1, 2013 Restatement to Monro Muffler Brake, Inc. Retirement Plan, dated as of December 10, 2015 and effective as of April 1, 2015. (December 2015 Form 10-Q, Exhibit No. 10.04b)**

10.05*	Amended and Restated Profit Sharing Plan, adopted May 1, 1960, and last amended and restated as of December 8, 2014. (2015 Form 10-K, Exhibit No. 10.05)**
10.05a*	First Amendment to 2014 Amended and Restated Profit Sharing Plan, dated December 10, 2015 and effective as of April 1, 2015. (December 2015 Form 10-Q, Exhibit No. 10.05a)**

Exhibit No.	Document
10.06*	Employment Agreement, dated as of August 7, 2012 and effective October 1, 2012, between the Company and Robert G. Gross. (August 2012 Form 8-K, Exhibit No. 99.2)**
10.07*	Employment Agreement, dated as of May 21, 2015 and effective as of October 1, 2015, between the Company and Robert G. Gross. (May 2015 Form 8-K, Exhibit No. 10.07)**
10.10*	2003 Non-Employee Directors’ Stock Option Plan, effective August 5, 2003. (2004 Form 10-K, Exhibit No. 10.10)**
10.10a*	Amendment, dated June 8, 2005, to the 2003 Non-Employee Directors’ Stock Option Plan. (April 2006 Form S-8 for the 2003 Plan, Exhibit No. 4.1)**
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
10.15*

Negative Pledge Agreement, dated as of July 13, 2005, by and among the Company, Monro Service Corporation, Monro Leasing, LLC and Charter One Bank, N.A., as Administrative Agent for the lenders party to the Credit Agreement.  (June 2005 Form 10-Q, Exhibit No. 10.5)

10.16*

Reaffirmation of Loan Papers, dated as of June 13, 2011, by Company (reaffirming, among other things, Company’s agreement, obligation and continuing liability under the Security Agreement and Negative Pledge Agreement, all dated as of July 13, 2005). (2012 Form 10-K, Exhibit No. 10.16)

10.17*

Reaffirmation of Loan Papers, dated as of June 13, 2011, by Monro Service Corporation (reaffirming, among other things, Monro Service Corporation’s agreement, obligation and continuing liability under the Security Agreement, Guaranty and Negative Pledge Agreement, all dated as of July 13, 2005). (2012 Form 10-K, Exhibit No. 10.17)

10.18*

Credit Agreement, dated as of January 25, 2016 by and among the Company and Citizens Bank, N.A., as Administrative Agent for the lenders party to the Credit Agreement. (January 2016 Form 8-K, Exhibit No. 10.18)

10.19*

Security Agreement, dated as of January 25, 2016, by and among the Company, Monro Service Corporation, Car-X, LLC and Citizens Bank, N.A., as Administrative Agent for the lenders party to the Credit Agreement. (December 2015 Form 10-Q, Exhibit No. 10.19)

10.20*	Guaranty, dated as of January 25, 2016, of Car-X, LLC and Monro Service Corporation. (December 2015 Form 10-Q, Exhibit No. 10.20)
10.21*

Negative Pledge Agreement, dated as of January 25, 2016 by and among the Company, Monro Service Corporation, Car-X, LLC and Citizens Bank, N.A., as Administrative Agent for the lenders party to the Credit Agreement. (December 2015 Form 10-Q, Exhibit No. 10.21)

10.60*	Lease Agreement, dated as of February 1, 2012, between Monro Service Corporation and the County of Monroe Industrial Development Agency. (2012 Form 10-K, Exhibit No. 10.60)

Exhibit No.	Document
10.61*	Leaseback Agreement, dated February 1, 2012, between the County of Monroe Industrial Development Agency and Monro Service Corporation. (2012 Form 10-K, Exhibit No. 10.61)
10.67*	Employment Agreement, dated as of August 7, 2012 and effective as of October 1, 2012, between the Company and John W. Van Heel. (August 2012 Form 8-K, Exhibit No. 99.1)**
10.69*	Employment Agreement, dated February 11, 2014 and effective April 1, 2014, between the Company and Joseph Tomarchio, Jr. (February 2014 Form 8-K, Exhibit No. 99.1)**
10.69a*	Amendment to Employment Agreement of Joseph Tomarchio, Jr., dated May 14, 2014 and effective April 1, 2014, between the Company and Joseph Tomarchio, Jr. (May 2014 Form 8-K, Exhibit No. 99.1)**
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
10.79d*

Purchase and Sale Contract, dated January 19, 2015, by and between the Company and 5910 Liberty Road, LLC (as successor-in-interest to F&J Properties, Inc.) with respect to the Company’s purchase of Store No. 750. (2015 Form 10-K, Exhibit No. 10.79d)

10.79e*

Purchase and Sale Contract, dated January 19, 2015, by and between the Company and DiBartolo Development II, LLC (as successor-in-interest to F&J Properties, Inc.) with respect to the Company’s purchase of Store No. 750. (2015 Form 10-K, Exhibit No. 10.79e)

10.80*	Agreement, dated January 1, 1997, between The Three Marquees and Mr. Tire, Inc., as predecessor-in-interest to the Company, with respect to Store No. 753. (2004 Form 10-K, Exhibit No. 10.80)
10.80a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 753. (2004 Form 10-K, Exhibit No. 10.80a)
10.80b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by The Three Marquees, with respect to Store No. 753. (2004 Form 10-K, Exhibit No. 10.80b)
10.80c*	Renewal Letter, dated March 6, 2006, from the Company to The Three Marquees, with respect to Store No. 753. (2006 Form 10-K, Exhibit No. 10.80c)
10.81*	Agreement, dated April 1, 1998, between 425 Manchester Road, LLC and Mr. Tire, Inc., as predecessor-in-interest to the Company, with respect to Store No. 754. (2004 Form 10-K, Exhibit No. 10.81)
10.81a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 754. (2004 Form 10-K, Exhibit No. 10.81a)
10.81b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by 425 Manchester Road, LLC, with respect to Store No. 754. (2004 Form 10-K, Exhibit No. 10.81b)

Exhibit No.	Document
10.81c*	Renewal Letter, dated June 8, 2007, from the Company to 425 Manchester Road, LLC, with respect to Store No. 754. (2008 Form 10-K, Exhibit No. 10.81c)
10.82*	Agreement, dated January 1, 1997, between The Three Marquees and Mr. Tire, Inc., as predecessor-in-interest to the Company, with respect to Store No. 756. (2004 Form 10-K, Exhibit No. 10.82)
10.82a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 756. (2004 Form 10-K, Exhibit No. 10.82a)
10.82b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by The Three Marquees, with respect to Store No. 756. (2004 Form 10-K, Exhibit No. 10.82b)
10.82c*	Renewal Letter, dated March 6, 2006, from the Company to The Three Marquees, with respect to Store No. 756. (2006 Form 10-K, Exhibit No. 10.82c)
10.82d	Renewal Letter, dated November 30, 2015, from the Company to The Three Marquees, with respect to Store No. 756.
10.83*	Agreement, dated January 1, 1997, between The Three Marquees and Mr. Tire, Inc., as predecessor-in-interest to the Company, with respect to Store No. 758. (2004 Form 10-K, Exhibit No. 10.83)
10.83a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 758. (2004 Form 10-K, Exhibit No. 10.83a)
10.83b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by The Three Marquees, with respect to Store No. 758. (2004 Form 10-K, Exhibit No. 10.83b)
10.83c*	Renewal Letter, dated March 6, 2006, from the Company to The Three Marquees, with respect to Store No. 758. (2006 Form 10-K, Exhibit No. 10.83c)
10.83d	Renewal Letter, dated November 30, 2015, from the Company to The Three Marquees, with respect to Store No. 758.
10.84*	Agreement, dated September 2, 1999, between LPR Associates and Mr. Tire, Inc., as predecessor-in-interest to the Company, with respect to Store No. 765. (2004 Form 10-K, Exhibit No. 10.84)
10.84a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 765. (2004 Form 10-K, Exhibit No. 10.84a)
10.84b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by LPR Associates, with respect to Store No. 765. (2004 Form 10-K, Exhibit No. 10.84b)
10.84c*	Renewal Letter, dated October 29, 2008, from the Company to LPR Associates with respect to Store No. 765. (2009 Form 10-K, Exhibit No. 10.84c)
10.84d*	Renewal Letter, dated December 4, 2013, from the Company to LPR Associates with respect to Store No. 765. (2014 Form 10-K, Exhibit No. 10.84d)
21.01	Subsidiaries of the Company.
23.01	Consent of PricewaterhouseCoopers LLP.
24.01	Powers of Attorney.
31.1	Certification of John W. Van Heel, President and Chief Executive Officer.
31.2	Certification of Catherine D’Amico, Executive Vice President – Finance and Chief Financial Officer.

Exhibit No.	Document
32.1	Certification Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101.INS‡—XBRL Instance Document
101.LAB‡—XBRL Taxonomy Extension Label Linkbase
101.PRE‡—XBRL Taxonomy Extension Presentation Linkbase
101.SCH‡—XBRL Taxonomy Extension Schema Linkbase
101.DEF‡—XBRL Taxonomy Extension Definition Linkbase

*

An asterisk "*" following an exhibit number indicates that the exhibit is incorporated herein by reference to an exhibit to one of the following documents:  (1) the Company's Registration Statement on Form S-1 (Registration No. 33-41290), filed with the Securities and Exchange Commission on June 19, 1991 ("Form S-1"); (2) Amendment No. 1 thereto, filed July 22, 1991 ("Amendment No. 1"); (3) the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992 ("1992 Form 10-K");  (4) the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2002 (“2002 Form 10-K”); (5) the Company’s Annual Report on Form 10-K for the fiscal year ended March 27, 2004 (“2004 Form 10-K”); (6) the Company’s Registration Statement on Form S-3 (Registration No. 333-118176), filed with the Securities and Exchange Commission on August 12, 2004 (“August 2004 Form S-3”); (7) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2005 (“June 2005 Form 10-Q”);  (8) the Company’s Registration Statement on Form S-8 (Registration No. 333-133044) filed with the Securities and Exchange Commission on April 6, 2006.  (“April 2006 Form S-8 for 2003 Plan”); (9) the Company’s Annual Report on Form 10-K for the fiscal year ended March 25, 2006  (“2006 Form 10-K”);  (10) the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007 (“2007 Form 10-K”); (11) the Company’s Annual Report on Form 10-K for fiscal year ended March 29, 2008 (“2008 Form 10-K”); (12) the Company’s Registration Statement on Form S-8 (Registration No. 333-151196) filed with the Securities and Exchange Commission on May 27, 2008 (“May 2008 Form S-8”);  (13)  the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2009 (“2009 Form 10-K”); (14) the Company’s Current Report on Form 8-K, filed on August 12, 2010 (“August 2010 Form 8-K”); (15) the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012 (“2012 Form 10-K”); (16) the Company’s Current Report on Form 8-K, filed on June 16, 2011 (“June 2011 Form 8-K”); (17) the Company’s Current Report on Form 8-K, filed August 9, 2012 (“August 2012 Form 8-K”); (18) the Company’s Current Report on Form 8-K, filed on December 20, 2012 (“December 2012 Form 8-K”); (19) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2012 (“December 2012 Form 10-Q”); (20) the Company’s Current Report on Form 8-K, filed February 11, 2014 (“February 2014 Form 8-K”); (21) the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2013 (“2013 Form 10-K”); (22) the Company’s Definitive Proxy Statement on Form DEF14A, filed June 10, 2013 (“2013 Proxy”); (23) the Company’s Current Report on Form 8-K, filed May 20, 2014 (“May 2014 Form 8-K”); (24) the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2014 (“2014 Form 10-K”);  (25) the Company’s Current Report on Form 8-K, filed August 29, 2014 (“August 2014 Form 8-K”); (26) the Company’s Current Report on Form 8-K, filed May 27, 2015 (“May 2015 Form 8-K”); (27) the Company’s Annual Report on Form 10-K, for the fiscal year ended March 28, 2015 (“2015 Form 10-K”); (28) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 26, 2015 (“December 2015 Form 10-Q”); and (29) the Company’s Current Report on Form 8-K, filed January 28, 2016 (“January 2016 Form 8-K”).  The appropriate document and exhibit number are indicated in parentheses.

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