Form 10-Q
period 2016-06-25
MONRO MUFFLER BRAKE INC
filed 2016-08-04
CIK 876427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2016.

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

As of July 22, 2016, 32,288,870 shares of the registrant's common stock, par value $ .01 per share, were outstanding.

MONRO MUFFLER BRAKE, INC.

MONRO MUFFLER BRAKE, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 25,	March 26,
	2016	2016
	(Dollars in thousands)
Assets
Current assets:
Cash and equivalents	$4,724	$7,985
Trade receivables	6,008	4,301
Federal and state income taxes receivable	—	80
Inventories	135,160	129,035
Other current assets	27,509	28,674
Total current assets	173,401	170,075
Property, plant and equipment	656,963	639,936
Less - Accumulated depreciation and amortization	(296,375)	(288,354)
Net property, plant and equipment	360,588	351,582
Goodwill	438,472	400,132
Intangible assets	44,875	39,520
Other non-current assets	12,567	12,774
Long-term deferred income tax assets	26,456	25,355
Total assets	$1,056,359	$999,438
Liabilities and Shareholders' Equity
Current liabilities:
Current portion of capital leases and financing obligations	$12,334	$11,244
Trade payables	59,876	69,887
Federal and state income taxes payable	6,622	—
Accrued payroll, payroll taxes and other payroll benefits	16,876	23,989
Accrued insurance	37,036	35,967
Warranty reserves	10,734	10,793
Other current liabilities	15,418	15,691
Total current liabilities	158,896	167,571
Long-term capital leases and financing obligations	179,966	165,730
Long-term debt	140,861	103,315
Accrued rent expense	5,131	5,145
Other long-term liabilities	18,232	18,363
Long-term income taxes payable	3,389	3,119
Total liabilities	506,475	463,243
Commitments and contingencies
Shareholders' equity:
Class C Convertible Preferred Stock, $1.50 par value, $.064 conversion value, 150,000 shares authorized; 32,500 shares issued and outstanding	49	49
Common Stock, $.01 par value, 65,000,000 shares authorized; 38,609,684 and 38,556,678 shares issued at June 25, 2016 and March 26, 2016, respectively	386	386
Treasury Stock, 6,322,417 and 6,316,652 shares at June 25, 2016 and March 26, 2016, respectively, at cost	(106,212)	(105,856)
Additional paid-in capital	189,539	186,550
Accumulated other comprehensive loss	(4,657)	(4,576)
Retained earnings	470,779	459,642
Total shareholders' equity	549,884	536,195
Total liabilities and shareholders' equity	$1,056,359	$999,438

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Quarter Ended
	Fiscal June
	2016	2015
	(Dollars in thousands,
	except per share data)
Sales	$236,894	$236,520
Cost of sales, including distribution and occupancy costs	138,826	136,802
Gross profit	98,068	99,718
Operating, selling, general and administrative expenses	66,773	66,111
Operating income	31,295	33,607
Interest expense, net of interest income	4,485	3,392
Other income, net	(154)	(106)
Income before provision for income taxes	26,964	30,321
Provision for income taxes	10,209	11,522
Net income	16,755	18,799
Other comprehensive loss, net of tax:
Changes in pension, net of tax benefit	(81)	(105)
Comprehensive income	$16,674	$18,694
Earnings per share:
Basic	$.52	$.59
Diluted	$.50	$.57

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(UNAUDITED)

(Dollars and shares in thousands)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Total
Balance at March 26, 2016	33	$49	38,557	$386	6,317	$(105,856)	$186,550	$(4,576)	$459,642	$536,195
Net income									16,755	16,755
Other comprehensive loss:
Pension liability adjustment [($133) pre-tax]								(81)		(81)
Cash dividends (1): Preferred									(129)	(129)
Common									(5,489)	(5,489)
Tax benefit from exercise of stock options							352			352
Exercise of stock options			53		5	(356)	1,995			1,639
Stock-based compensation							642			642
Balance at June 25, 2016	33	$49	38,610	$386	6,322	$(106,212)	$189,539	$(4,657)	$470,779	$549,884

(1)	First quarter fiscal year 2017 dividend payment of $.17 per common share or common share equivalent paid on June 13, 2016.

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Quarter Ended
	Fiscal June
	2016	2015
	(Dollars in thousands)
	Increase (Decrease) in Cash
Cash flows from operating activities:
Net income	$16,755	$18,799
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	10,813	9,631
Loss on disposal of assets	147	33
Stock-based compensation expense	642	516
Excess tax benefits from share-based payment arrangements	—	(8)
Net change in deferred income taxes	2,768	407
Change in operating assets and liabilities (excluding acquisitions)
Trade receivables	(223)	(1,273)
Inventories	(1,813)	(3,242)
Other current assets	1,403	(1,465)
Other non-current assets	672	416
Trade payables	(10,011)	2,906
Accrued expenses	(6,426)	(5,490)
Federal and state income taxes payable	7,054	10,474
Other long-term liabilities	(342)	(362)
Long-term income taxes payable	270	279
Total adjustments	4,954	12,822
Net cash provided by operating activities	21,709	31,621
Cash flows from investing activities:
Capital expenditures	(8,202)	(9,442)
Acquisitions, net of cash acquired	(47,361)	(15,233)
Proceeds from the disposal of assets	79	220
Net cash used for investing activities	(55,484)	(24,455)
Cash flows from financing activities:
Proceeds from borrowings	132,635	86,072
Principal payments on long-term debt, capital leases
and financing obligations	(98,142)	(92,538)
Exercise of stock options	1,639	4,162
Excess tax benefits from share-based payment arrangements	—	8
Dividends paid	(5,618)	(4,889)
Net cash provided by (used for) financing activities	30,514	(7,185)
Decrease in cash	(3,261)	(19)
Cash at beginning of period	7,985	7,730
Cash at end of period	$4,724	$7,711

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Condensed Consolidated Financial Statements

The consolidated balance sheets as of June 25, 2016 and March 26, 2016, the consolidated statements of comprehensive income and cash flows for the quarters ended June 25, 2016 and June 27, 2015 and the consolidated statement of changes in shareholders’ equity for the quarter ended June 25, 2016, include financial information for Monro Muffler Brake, Inc. and its wholly-owned subsidiaries, Monro Service Corporation and Car-X, LLC (collectively, “Monro”, “we”, “us”, “our”).  These unaudited, condensed consolidated financial statements have been prepared by Monro.  We believe all known adjustments (consisting of normal recurring accruals or adjustments) have been made to fairly state the financial position, results of operations and cash flows for the unaudited periods presented.

Interim results are not necessarily indicative of results for a full year.  The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 26, 2016.

We report our results on a 52/53 week fiscal year with the fiscal year ending on the last Saturday in March of each year.  The following are the dates represented by each fiscal period reported in these condensed financial statements:

“Quarter Ended Fiscal June 2016”	March 27, 2016 – June 25, 2016 (13 weeks)
“Quarter Ended Fiscal June 2015”	March 29, 2015 – June 27, 2015 (13 weeks)

Fiscal year 2017, ending March 25, 2017, is a 52 week year.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance for the reporting of revenue from contracts with customers.  This guidance provides guidelines a company will apply to determine the measurement of revenue and timing of when it is recognized.  Additional guidance has subsequently been issued to amend or clarify the reporting of revenue from contracts with customers.    In August 2015, the FASB delayed the effective date of the guidance to fiscal years and interim periods within those years beginning after December 15, 2017.  Early adoption is permitted, but not before the original effective date for public entities.  We are currently evaluating the potential effect of the adoption of this guidance on our Consolidated Financial Statements.

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

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Guarantees

At the time we issue a guarantee, we recognize an initial liability for the fair value, or market value, of the obligation we assume under that guarantee.  Monro has guaranteed certain lease payments, primarily related to franchisees, amounting to $9.8 million.  This amount represents the maximum potential amount of future payments under the guarantees as of June 25, 2016.  The leases are guaranteed through April 2020.  In the event of default by the franchise owner, Monro generally retains the right to assume the lease of the related store, enabling Monro to re-franchise the location or to operate that location as a Company-operated store.  As of June 25, 2016, and in conjunction with purchase accounting, we have recorded a liability of $.7 million related to anticipated defaults under the foregoing leases.

Note 2 – Acquisitions

Monro’s acquisitions are strategic moves in our plan to fill in and expand our presence in existing and contiguous markets, and leverage fixed operating costs such as distribution and advertising.

Subsequent Event

We signed definitive asset purchase agreements to complete the acquisition of certain retail tire and automotive repair stores located within our markets.  These transactions are expected to close during the second quarter of fiscal 2017.  The acquisitions will be financed through our existing credit facility.

On July 17, 2016, we acquired one retail tire and automotive repair store located in Georgia from Kwik-Fit Tire & Service, Inc.  This store operates under the Mr. Tire name.  The acquisition was financed through our existing credit facility.

On July 10, 2016, we acquired four retail tire and automotive repair stores located in Minnesota from Task Holdings, Inc. and Autopar, Inc.  These stores operate under the Car-X name.  The acquisition was financed through our existing credit facility.

On June 26, 2016, we acquired one retail tire and automotive repair store located in Michigan from Harlow Tire Company.  This store operates under the Monro name.  The acquisition was financed through our existing credit facility.

Fiscal 2017

During fiscal 2017, we acquired the following businesses for an aggregate purchase price of $47.2 million.  The acquisitions were financed through our existing credit facility.  The results of operations for these acquisitions are included in our financial results from the respective acquisition dates.

•	On June 19, 2016, we acquired two retail tire and automotive repair stores located in New Hampshire from Express Tire Centers, LLC. These stores operate under the Tire Warehouse name.

•	On May 8, 2016, we acquired one retail tire and automotive repair store located in Florida from Pioneer Tire Pros. This store operates under The Tire Choice name.

•

On May 1, 2016, we acquired 29 retail/commercial tire and automotive repair stores and one retread plant located in Florida from McGee Tire Stores, Inc.  These stores will operate primarily under The Tire Choice name.

These acquisitions resulted in goodwill related to, among other things, growth opportunities, synergies and economies of scale expected from combining  these businesses with ours, as well as unidentifiable intangible assets.  All of the goodwill is expected to be deductible for tax purposes.  We have recorded finite-lived intangible assets at their estimated fair value related to customer lists, favorable leases and trade name.

We expensed all costs related to acquisitions in the three months ended June 25, 2016.  The total costs related to completed acquisitions were immaterial for the three months ended June 25, 2016. These costs are included in the Consolidated Statements of Comprehensive Income primarily under operating, selling, general and administrative expenses.

Sales for the fiscal 2017 acquired entities for the three months ended June 25, 2016 totaled $8.9 million for the period from acquisition date through June 25, 2016.

Supplemental pro forma information for the current or prior reporting periods has not been presented due to the impracticability of obtaining detailed, accurate or reliable data for the periods the acquired entities were not owned by Monro.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The preliminary fair values of identifiable assets acquired and liabilities assumed were based on preliminary valuations and estimates.  The excess of the net purchase price over net tangible and intangible assets acquired was recorded as goodwill.  The preliminary allocation of the aggregate purchase price as of June 25, 2016 was as follows:

As of Acquisition Date
(Dollars in thousands)
Trade receivables	$1,371
Inventories	4,283
Other current assets	243
Property, plant and equipment	8,917
Intangible assets	7,080
Other non-current assets	72
Long-term deferred income tax assets	3,004
Total assets acquired	24,970
Warranty reserves	145
Other current liabilities	887
Long-term capital leases and financing obligations	13,633
Other long-term liabilities	273
Total liabilities assumed	14,938
Total net identifiable assets acquired	$10,032
Total consideration transferred	$47,160
Less: total net identifiable assets acquired	10,032
Goodwill	$37,128

The following are the intangible assets acquired and their respective fair values and weighted average useful lives:

	As of Acquisition Date
	Dollars in thousands	Weighted Average Useful Life
Customer lists	$3,593	7 years
Favorable leases	3,187	14 years
Trade name	300	2 years
Total	$7,080	10 years

Fiscal 2016

On April 25, 2015, we acquired the Car-X Brand, as well as the franchise rights for 146 auto service centers from Car-X Associates Corp., a subsidiary of Tuffy Associates Corp.  The Car-X stores are owned and operated by independent Car-X franchisees in Illinois, Indiana, Iowa, Kentucky, Minnesota, Missouri, Ohio, Tennessee, Texas and Wisconsin.  The franchise locations operate under the Car-X name.  Monro operates as the franchisor through a standard royalty agreement, while Car-X remains a separate and independent brand and business through Car-X, LLC, Monro’s wholly-owned subsidiary, with franchise operations based in Illinois.  The acquisition was financed through our existing credit facility.  The results of operations for this acquisition are included in Monro’s financial results from the date of acquisition and are immaterial.

The acquisition resulted in goodwill related to, among other things, growth opportunities, synergies and economies of scale expected from combining this business with ours, and unidentifiable intangible assets.  All of the goodwill is expected to be deductible for tax purposes.  We have recorded finite-lived intangible assets at their estimated fair value related to franchise agreements and trade name.

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

We have recorded the identifiable assets acquired and liabilities assumed at their fair values as of their respective acquisition dates (including any measurement period adjustments), with the remainder recorded as goodwill as follows:

As of Acquisition Date
(Dollars in thousands)
Trade receivables	$365
Other current assets	2
Property, plant and equipment	415
Intangible assets	9,100
Other non-current assets	14
Long-term deferred income tax assets	396
Total assets acquired	10,292
Other current liabilities	397
Long-term capital leases and financing obligations	561
Other long-term liabilities	714
Total liabilities assumed	1,672
Total net identifiable assets acquired	$8,620
Total consideration transferred	$17,650
Less: total net identifiable assets acquired	8,620
Goodwill	$9,030

The total consideration of $17.7 million is comprised of $11.7 million in cash, and a $6.0 million payable to the seller.  The payable is being liquidated via equal monthly payments through August 2022.

The following are the intangible assets acquired and their respective fair values and weighted average useful lives:

	As of Acquisition Date
	Dollars in thousands	Weighted Average Useful Life
Franchise agreements	$7,100	13 years
Trade name	2,000	15 years
Total	$9,100	13 years

As a result of the updated purchase price allocations, certain of the fair value amounts previously estimated were adjusted during the measurement period.  These measurement period adjustments related to updated valuation reports and appraisals received from our external valuation specialists, as well as revisions to internal estimates.  The changes in estimates include an increase in other current assets of $.1 million; an increase in property, plant and equipment of $1.2 million; an increase in long-term deferred income tax assets of $.8 million; an increase in other current liabilities of $.3 million and an increase in long-term capital leases and financing obligations of $3.0 million.  The measurement period adjustments resulted in an increase to goodwill of $1.2 million.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These measurement period adjustments were not material to the Consolidated Statement of Comprehensive Income for the quarter ended June 25, 2016.

We continue to refine the valuation data and estimates primarily related to inventory, road hazard warranty, intangible assets, real estate, and real property leases for all other fiscal 2016 acquisitions and the fiscal 2017 acquisitions, and expect to complete the valuations no later than the first anniversary date of the respective acquisition.  We anticipate that adjustments will continue to be made to the fair values of identifiable assets acquired and liabilities assumed and those adjustments may or may not be material.

Note 3 – Earnings Per Share

Basic earnings per common share (“EPS”) amounts are computed by dividing income available to common shareholders, after deducting preferred stock dividends, by the average number of common shares outstanding.  Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalent securities outstanding.

The following is a reconciliation of basic and diluted EPS for the respective periods:

	Quarter Ended
	Fiscal June
	2016	2015
	(Dollars in thousands,
	except per share data)
Numerator for earnings per common share calculation:
Net Income	$16,755	$18,799
Preferred stock dividends	(129)	(114)
Income available to common stockholders	$16,626	$18,685
Denominator for earnings per common share calculation:
Weighted average common shares, basic	32,258	31,855
Effect of dilutive securities:
Preferred stock	760	760
Stock options	309	493
Weighted average number of common shares, diluted	33,327	33,108
Basic Earnings per common share:	$.52	$.59
Diluted Earnings per common share:	$.50	$.57

The computation of diluted EPS excludes the effect of the assumed exercise of approximately 229,000 and 109,000 stock options for the three months ended fiscal June 25, 2016 and June 27, 2015, respectively.  Such amounts were excluded as the exercise prices of these stock options were greater than the average market value of our Common Stock for those periods, resulting in an anti-dilutive effect on diluted EPS.

Note 4 – Income Taxes

In the normal course of business, we provide for uncertain tax positions and the related interest and penalties, and adjust our unrecognized tax benefits and accrued interest and penalties accordingly.  The total amounts of unrecognized tax benefits were $7.2 million and $6.9 million at June 25, 2016 and March 26, 2016, respectively, the majority of which, if recognized, would affect the effective tax rate.  As of June 25, 2016, we had approximately $.5 million of interest and penalties accrued related to unrecognized tax benefits.

We file U.S. federal income tax returns and income tax returns in various state jurisdictions.  Our fiscal 2013 through fiscal 2015 U.S. federal tax years and various state tax years remain subject to income tax examinations by tax authorities.

Note 5 – Fair Value

Long-term debt, including current portion, had a carrying amount and a fair value of $140.9 million as of June 25, 2016, as compared to a carrying amount and a fair value of $103.3 million as of March 26, 2016.  The fair value of long-term debt was estimated based on discounted cash flow analyses using either quoted market prices for the same or similar issues, or the current interest rates offered to Monro for debt with similar maturities.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Supplemental Disclosure of Cash Flow Information

The following represents non-cash investing and financing activities during the three months ended June 25, 2016.

Three Months Ended June 25, 2016:

In connection with the fiscal 2017 acquisitions and fiscal 2016 acquisition measurement period adjustments (see Note 2), liabilities were assumed as follows:

(Dollars in thousands)
Fair value of assets acquired	$27,093
Goodwill acquired	38,340
Cash paid, net of cash acquired	(47,366)
Amount payable to seller	206
Liabilities assumed	$18,273

Three Months Ended June 27, 2015:

In connection with the fiscal 2016 acquisition (see Note 2), liabilities were assumed as follows:

(Dollars in thousands)
Fair value of assets acquired	$9,595
Goodwill acquired	8,478
Cash paid, net of cash acquired	(11,821)
Amount payable to seller	(6,000)
Liabilities assumed	$252

Note 7 – Cash Dividend

In May 2016, our Board of Directors declared its intention to pay a regular quarterly cash dividend during fiscal 2017 of $.17 per common share or common share equivalent to be paid beginning with the first quarter of fiscal 2017.  However, the declaration of and any determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, compliance with charter and credit facility restrictions, and such other factors as the Board of Directors deems relevant.

Note 8 – Subsequent Events

See Note 2 for a discussion of acquisitions subsequent to June 25, 2016.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including (without limitation) statements made in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain statements of future expectations and other forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995.  When used in this Quarterly Report on Form 10-Q, the words “anticipates”, “believes”, “contemplates”, “see”, “could”, “estimate”, “appear”, “intend”, “plans” and variations thereof and similar expressions, are intended to identify forward-looking statements.  Forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed.  These factors include, but are not necessarily limited to, product demand, dependence on and competition within the primary markets in which Monro’s stores are located, the need for and costs associated with store renovations and other capital expenditures, the effect of economic conditions, seasonaility, the impact of weather conditions, the impact of competitive services and pricing, parts supply restraints or difficulties, our dependence on foreign vendors, industry regulation, risks relating to leverage and debt service (including sensitivity to fluctuations in interest rates), continued availability of capital resources and financing, advances in automotive technologies, disruption or unauthorized access to our computer systems, risks relating to protection of customer and employee personal data, risks relating to litigation, risks relating to integration of acquired businesses, including goodwill impairment and the risks set forth in our Annual Report on Form 10-K for the fiscal year ended March 26, 2016.  Except as required by law, we do not undertake to update any forward-looking statement that may be made from time to time by us or on our behalf.

Results of Operations

The following table sets forth income statement data of Monro Muffler Brake, Inc. expressed as a percentage of sales for the fiscal periods indicated:

	Quarter Ended
	Fiscal June
	2016	2015
Sales	100.0%	100.0%
Cost of sales, including distribution and occupancy costs	58.6	57.8
Gross profit	41.4	42.2
Operating, selling, general and administrative expenses	28.2	28.0
Operating income	13.2	14.2
Interest expense - net	1.9	1.4
Other income - net	(0.1)	—
Income before provision for income taxes	11.4	12.8
Provision for income taxes	4.3	4.9
Net income	7.1%	7.9%

First Quarter Ended June 25, 2016 Compared to First Quarter Ended June 27, 2015

Sales were $236.9 million for the quarter ended June 25, 2016 as compared with $236.5 million in the quarter ended June 27, 2015.  The sales increase of $.4 million, or .2%, was due to an increase of $18.5 million related to new stores, of which $16.8 million came from the fiscal 2016 and fiscal 2017 acquisitions.  Largely offsetting this was a decrease in comparable store sales of 6.9%.  Additionally, there was a decrease in sales from closed stores amounting to $2.3 million.  There were 90 selling days in the quarter ended June 25, 2016 and in the quarter ended June 27, 2015.

At June 25, 2016, we had 1,064 company-operated stores and 134 franchised locations as compared with 999 company-operated stores and 146 franchised locations at June 27, 2015.  (At March 26, 2016, we had 1,029 company-operated stores and 135 franchised locations.)  During the quarter ended June 25, 2016, we added 36 company-operated stores and closed one store.  Additionally, one franchised location closed during the quarter ended June 25, 2016.

We believe that the decline in comparable store sales resulted mainly from continued weak economic conditions and from the impact of milder winter weather in our markets.

Gross profit for the quarter ended June 25, 2016 was $98.1 million or 41.4% of sales as compared with $99.7 million or 42.2% of sales for the quarter ended June 27, 2015.  The decrease in gross profit for the quarter ended June 25, 2016, as a percentage of sales, is due to total material costs, including outside purchases, which increased as a percentage of sales as compared to the prior year.  This was largely due to a shift in mix from higher margin service categories to the lower margin tire category, as well as the impact of acquisitions.  On a comparable store basis, gross margin increased by 50 basis points, driven by lower material costs.

On a consolidated basis, labor costs increased slightly due to the impact of negative comparable store sales.  Distribution and occupancy costs decreased moderately, largely due to distribution cost savings.

Operating expenses for the quarter ended June 25, 2016 were $66.8 million or 28.2% of sales as compared with $66.1 million or 28.0% of sales for the quarter ended June 27, 2015.  The increase as a percentage of sales was primarily due to relatively fixed expenses against lower comparable store sales.  Before the loss on closed stores and amortization associated with acquired stores, the dollars associated with operating expenses actually decreased slightly as compared to the prior year in spite of inflation and costs associated with a weighted average increase of 50 stores from the first quarter of last year.  We believe that this demonstrates the effectiveness of our strong cost control in a period of soft sales.

Operating income for the quarter ended June 25, 2016 of approximately $31.3 million decreased by 6.9% as compared to operating income of approximately $33.6 million for the quarter ended June 27, 2015, and decreased as a percentage of sales from 14.2% to 13.2% for the reasons described above.

Net interest expense for the quarter ended June 25, 2016 increased by approximately $1.1 million as compared to the same period in the prior year, and increased from 1.4% to 1.9% as a percentage of sales for the same periods.  The weighted average debt outstanding for the quarter ended June 25, 2016 increased by approximately $57 million as compared to the quarter ended June 27, 2015.  This increase is due to an increase in capital lease debt related to the fiscal 2016 and fiscal 2017 acquisitions, as well as an increase in debt outstanding under our Revolving Credit Facility agreement.  There was also an increase in the weighted average interest rate of approximately 50 basis points from the prior year, largely due to capital lease debt, as well as an increase in the LIBOR and prime rates versus the same time last year.

Our effective tax rate for the quarter ended June 25, 2016 and June 27, 2015 was 37.9% and 38.0%, respectively, of pre-tax income.

Net income for the quarter ended June 25, 2016 decreased by $2.0 million, or 10.9%, from $18.8 million for the quarter ended June 27, 2015 to $16.8 million and earnings per diluted share decreased by 12.3% from $.57 to $.50 due to the factors discussed above.

Capital Resources and Liquidity

Capital Resources

Our primary capital requirements in fiscal 2017 are the upgrading of facilities and systems and the funding of our store expansion program, including potential acquisitions of existing store chains.  For the three months ended June 25, 2016, we spent approximately $55.6 million on these items.  Capital requirements were met primarily by cash flow from operations and from our revolving credit facility.

In May 2016, our Board of Directors declared its intention to pay a regular quarterly cash dividend of $.17 per common share or common share equivalent beginning with the first quarter of fiscal 2017.  We paid dividends of $5.6 million during the three months ended June 25, 2016.  However, the declaration of and any determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on Monro’s financial condition, results of operations, capital requirements, compliance with charter and credit facility restrictions, and such other factors as the Board of Directors deems relevant.

Additionally, we have signed definitive asset purchase agreements to acquire certain retail tire and automotive repair stores.  These transactions are expected to close prior to the end of the second quarter of fiscal 2017.  The acquisitions will be financed through our existing credit facility.

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

In January 2016, we entered into a new five-year $600 million Revolving Credit Facility agreement with nine banks (the “Credit Facility”).  Interest only is payable monthly throughout the Credit Facility’s term.  The Credit Facility increases our current borrowing capacity from our prior financing agreement by $350 million to $600 million, and includes an accordion feature permitting us to request an increase in availability of up to an additional $100 million, an increase of $25 million from our prior financing agreement.  The expanded facility bears interest at 75 to 175 basis points over LIBOR.  The Credit Facility requires fees payable quarterly throughout the term between .15% and .35% of the amount of the average net availability under the Credit Facility during the preceding quarter.  There was $140.9 million outstanding under the Credit Facility at June 25, 2016.

Within the Credit Facility, we have a sub-facility of $80 million for the purpose of issuing standby letters of credit.  The line requires fees aggregating 87.5 to 187.5 basis points over LIBOR annually of the face amount of each standby letter of credit, payable quarterly in arrears.  There was $26.5 million in an outstanding letter of credit at June 25, 2016.

The net availability under the Credit Facility at June 25, 2016 was $432.6 million.

Specific terms of the Credit Facility permit the payment of cash dividends not to exceed 50% of the prior year’s net income, and permit mortgages and specific lease financing arrangements with other parties with certain limitations.  Other specific terms and the maintenance of specified ratios are generally consistent with our prior financing agreement.  Additionally, the Credit Facility is not secured by our real property, although we have agreed not to encumber our real property, with certain permissible exceptions.  We were in compliance with all debt covenants as of June 25, 2016.

In addition, we have financed certain store properties with capital leases/financing obligations, which amount to $192.3 million and are due in installments through 2045.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 1 of the Company’s Condensed Consolidated Financial Statements for a discussion of the impact of recently issued accounting standards on our Condensed Consolidated Financial Statements as of June 25, 2016 and the expected impact on the Consolidated Financial Statements for future periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from potential changes in interest rates.  There was no fixed rate debt outstanding at June 25, 2016.  Our cash flow exposure on floating rate debt would result in annual interest expense fluctuations of approximately $1.4 million based upon our debt position at June 25, 2016 and $1.0 million for the fiscal year ended March 26, 2016, given a 1% change in LIBOR.

Debt financing, including current portion, had a carrying amount and a fair value of $140.9 million as of June 25, 2016, as compared to a carrying amount and a fair value of $103.3 million as of March 26, 2016.

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

Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended June 25, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MONRO MUFFLER BRAKE, INC.

DATE: August 4, 2016	By:	/s/ John W. Van Heel
John W. Van Heel
Chief Executive Officer and President

DATE: August 4, 2016	By:	/s/ Catherine D’Amico
Catherine D’Amico
Executive Vice President-Finance, Treasurer and
Chief Financial Officer (Principal Financial Officer)

DATE: August 4, 2016	By:	/s/ Brian J. D’Ambrosia
Brian J. D’Ambrosia
Vice President-Finance and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of John W. Van Heel pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Catherine D’Amico pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.INS	XBRL Instance Document
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.SCH	XBRL Taxonomy Extension Schema Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase