Form 10-Q
period 2016-09-24
MONRO MUFFLER BRAKE INC
filed 2016-11-03
CIK 876427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September  24, 2016.

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

As of October 21, 2016, 32,300,183 shares of the registrant's common stock, par value $ .01 per share, were outstanding.

MONRO MUFFLER BRAKE, INC.

MONRO MUFFLER BRAKE, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 24,	March 26,
	2016	2016
	(Dollars in thousands)
Assets
Current assets:
Cash and equivalents	$7,226	$7,985
Trade receivables	11,907	4,301
Federal and state income taxes receivable	177	80
Inventories	146,376	129,035
Other current assets	35,312	28,674
Total current assets	200,998	170,075
Property, plant and equipment	678,005	639,936
Less - Accumulated depreciation and amortization	(304,099)	(288,354)
Net property, plant and equipment	373,906	351,582
Goodwill	487,923	400,132
Intangible assets	52,067	39,520
Other non-current assets	11,140	12,774
Long-term deferred income tax assets	27,670	25,355
Total assets	$1,153,704	$999,438
Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt, capital leases and financing obligations	$12,757	$11,244
Trade payables	76,156	69,887
Accrued payroll, payroll taxes and other payroll benefits	23,258	23,989
Accrued insurance	37,048	35,967
Warranty reserves	10,802	10,793
Other current liabilities	19,979	15,691
Total current liabilities	180,000	167,571
Long-term capital leases and financing obligations	186,123	165,730
Long-term debt	197,471	103,315
Accrued rent expense	5,062	5,145
Other long-term liabilities	17,925	18,363
Long-term income taxes payable	3,618	3,119
Total liabilities	590,199	463,243
Commitments and contingencies
Shareholders' equity:
Class C Convertible Preferred Stock, $1.50 par value, $.064 conversion value, 150,000 shares authorized; 32,500 shares issued and outstanding	49	49
Common Stock, $.01 par value, 65,000,000 shares authorized;38,621,670 and 38,556,678 shares issued at September 24, 2016 and March 26, 2016, respectively	386	386
Treasury Stock, 6,322,417 and 6,316,652 shares at September 24, 2016 and March 26, 2016, respectively, at cost	(106,212)	(105,856)
Additional paid-in capital	191,281	186,550
Accumulated other comprehensive loss	(4,704)	(4,576)
Retained earnings	482,705	459,642
Total shareholders' equity	563,505	536,195
Total liabilities and shareholders' equity	$1,153,704	$999,438

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Quarter Ended		Six Months Ended
	Fiscal September		Fiscal September
	2016	2015	2016	2015
	(Dollars in thousands,
	except per share data)
Sales	$248,584	$239,155	$485,477	$475,675
Cost of sales, including distribution and occupancy costs	148,587	138,430	287,412	275,232
Gross profit	99,997	100,725	198,065	200,443
Operating, selling, general and administrative expenses	68,072	66,632	134,846	132,743
Operating income	31,925	34,093	63,219	67,700
Interest expense, net of interest income	4,488	3,758	8,972	7,150
Other income, net	(126)	(103)	(280)	(209)
Income before provision for income taxes	27,563	30,438	54,527	60,759
Provision for income taxes	10,019	11,566	20,228	23,088
Net income	17,544	18,872	34,299	37,671
Other comprehensive loss, net of tax:
Changes in pension, net of tax benefit	(47)	(105)	(128)	(210)
Comprehensive income	$17,497	$18,767	$34,171	$37,461
Earnings per share:
Basic	$.54	$.59	$1.05	$1.17
Diluted	$.53	$.57	$1.03	$1.14

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(UNAUDITED)

(Dollars and shares in thousands)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Total
Balance at March 26, 2016	33	$49	38,557	$386	6,317	$(105,856)	$186,550	$(4,576)	$459,642	$536,195
Net income									34,299	34,299
Other comprehensive loss:
Pension liability adjustment [($265) pre-tax]								(128)		(128)
Cash dividends (1): Preferred									(258)	(258)
Common									(10,978)	(10,978)
Tax benefit from exercise of stock options							479			479
Exercise of stock options			65	—	5	(356)	2,280			1,924
Stock-based compensation							1,972			1,972
Balance at September 24, 2016	33	$49	38,622	$386	6,322	$(106,212)	$191,281	$(4,704)	$482,705	$563,505

(1)	Represents first and second quarter fiscal year 2017 dividends of $.17 per common share or common share equivalent each quarter, paid on June 13, 2016 and September 1, 2016, respectively.

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	Fiscal September
	2016	2015
	(Dollars in thousands)
	Increase (Decrease) in Cash
Cash flows from operating activities:
Net income	$34,299	$37,671
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	21,545	19,666
Loss (gain) on disposal of assets	403	(832)
Stock-based compensation expense	1,972	1,882
Excess tax benefits from share-based payment arrangements	—	(8)
Net change in deferred income taxes	4,047	693
Change in operating assets and liabilities (excluding acquisitions)
Trade receivables	(443)	(1,661)
Inventories	1,713	(4,028)
Other current assets	(6,275)	(7,577)
Other non-current assets	2,649	(1,420)
Trade payables	6,269	(5,909)
Accrued expenses	2,091	4,058
Federal and state income taxes payable	382	3,067
Other long-term liabilities	(1,005)	(660)
Long-term income taxes payable	499	535
Total adjustments	33,847	7,806
Net cash provided by operating activities	68,146	45,477
Cash flows from investing activities:
Capital expenditures	(18,111)	(19,501)
Acquisitions, net of cash acquired	(129,473)	(46,971)
Proceeds from the disposal of assets	87	2,437
Net cash used for investing activities	(147,497)	(64,035)
Cash flows from financing activities:
Proceeds from borrowings	300,435	196,762
Principal payments on long-term debt, capital leases
and financing obligations	(212,531)	(179,480)
Exercise of stock options	1,924	4,639
Excess tax benefits from share-based payment arrangements	—	8
Dividends paid	(11,236)	(9,798)
Net cash provided by financing activities	78,592	12,131
Decrease in cash	(759)	(6,427)
Cash at beginning of period	7,985	7,730
Cash at end of period	$7,226	$1,303

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Condensed Consolidated Financial Statements

The consolidated balance sheets as of September 24, 2016 and March 26, 2016, the consolidated statements of comprehensive income for the quarters and six months ended September 24, 2016 and September 26, 2015,  the consolidated statement of changes in shareholders’ equity for the six months ended September 24, 2016,  and the consolidated statements of cash flows for the six months ended September 24, 2016 and September 26, 2015, include financial information for Monro Muffler Brake, Inc. and its wholly-owned subsidiaries, Monro Service Corporation and Car-X, LLC (collectively, “Monro”, “we”, “us”, “our”).  These unaudited, condensed consolidated financial statements have been prepared by Monro.  We believe all known adjustments (consisting of normal recurring accruals or adjustments) have been made to fairly state the financial position, results of operations and cash flows for the unaudited periods presented.

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

We report our results on a 52/53 week fiscal year with the fiscal year ending on the last Saturday in March of each year.  The following are the dates represented by each fiscal period reported in these condensed financial statements:

“Quarter Ended Fiscal September 2016”	June 26, 2016 – September 24, 2016 (13 weeks)
“Quarter Ended Fiscal September 2015”	June 28, 2015 – September 26, 2015 (13 weeks)
“Six Months Ended Fiscal September 2016”	March 27, 2016 – September 24, 2016 (26 weeks)
“Six Months Ended Fiscal September 2015"	March 29, 2015 – September 26, 2015 (26 weeks)

Fiscal year 2017, ending March 25, 2017, is a 52 week year.

Reclassifications

Certain amounts in these financial statements have been reclassified to maintain comparability among the periods presented.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance for the reporting of revenue from contracts with customers.  This guidance provides guidelines a company will apply to determine the measurement of revenue and timing of when it is recognized.  Additional guidance has subsequently been issued to amend or clarify the reporting of revenue from contracts with customers.    In August 2015, the FASB delayed the effective date of the guidance to fiscal years and interim periods within those years beginning after December 15, 2017.  Early adoption is permitted, but not before the original effective date of December 15, 2016.  We are currently evaluating the potential effect of the adoption of this guidance on our Consolidated Financial Statements.

In August 2014, the FASB issued new accounting guidance for the disclosure of an entity’s ability to continue as a going concern.  This guidance establishes specific guidelines to an organization’s management on their responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern.  This guidance is effective for fiscal years ending after December 15, 2016, and interim periods thereafter.  This guidance is not expected to have an impact on our Consolidated Financial Statements.

In February 2016, the FASB issued new accounting guidance related to leases.  This guidance establishes a right of use (“ROU”) model that requires a lessee to record a ROU asset and lease liability on the balance sheet for all leases with terms longer than twelve months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition.   The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  Early adoption is permitted.  We are currently evaluating the potential impact of the adoption of this guidance on our Consolidated Financial Statements.

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

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2016, the FASB issued new accounting guidance related to cash flow classification.  This guidance clarifies and provides specific guidance on eight cash flow classification issues that are not addressed by current GAAP and thereby reduce the current diversity in practice.  This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017.  Early adoption is permitted.  We are currently evaluating the potential impact of the adoption of this guidance on our Consolidated Financial Statements.

Other recent authoritative guidance issued by the FASB (including technical corrections to the Accounting Standards Codification) and the Securities and Exchange Commission did not, or are not expected to have a material effect on Monro’s Consolidated Financial Statements.

Guarantees

At the time we issue a guarantee, we recognize an initial liability for the fair value, or market value, of the obligation we assume under that guarantee.  Monro has guaranteed certain lease payments, primarily related to franchisees, amounting to $9.1 million.  This amount represents the maximum potential amount of future payments under the guarantees as of September 24, 2016.  The leases are guaranteed through April 2020.  In the event of default by the franchise owner, Monro generally retains the right to assume the lease of the related store, enabling Monro to re-franchise the location or to operate that location as a Company-operated store.  As of September 24, 2016, we have recorded a liability of $.7 million related to anticipated defaults under the foregoing leases.    As of September 26, 2015, no liability was recorded.

Note 2 – Acquisitions

Monro’s acquisitions are strategic moves in our plan to fill in and expand our presence in existing and contiguous markets, and leverage fixed operating costs such as distribution and advertising.

Subsequent Event

On October 16, 2016, we acquired one retail tire and automotive repair store located in Rhode Island from Hamel Tire Center Inc.  This store operates under the Monro name.  The acquisition was financed through our existing credit facility.

On October 2, 2016, we acquired three retail tire and automotive repair stores located in Ohio from Parkway D/C Enterprises, Inc.  These stores operate under the Mr. Tire name.  The acquisition was financed through our existing credit facility.

Fiscal 2017

During the first six months of fiscal 2017, we acquired the following businesses for an aggregate purchase price of $129.1 million.  The acquisitions were financed through our existing credit facility.  The results of operations for these acquisitions are included in our financial results from the respective acquisition dates.

•	On September 19, 2016, we acquired one commercial tire and automotive repair store located in Florida from Florida Tire Service, LLC. This store will operate under The Tire Choice name.

•	On September 18, 2016, we acquired two retail tire and automotive repair stores located in Michigan from Davco Development Company and Ricketts, Inc. These stores operate under the Monro name.

•

On September 11, 2016, we acquired 26 retail/commercial tire and automotive repair stores and one retread plant located in North Carolina, as well as four wholesale centers, from Clark Tire & Auto, Inc.  These stores will operate under the Mr. Tire name.  The wholesale centers will operate under the Tires Now name.

•	On July 18, 2016, we acquired one retail tire and automotive repair store located in Indiana from NTI, LLC. This store operates under the Car-X name.

•	On July 17, 2016, we acquired one retail tire and automotive repair store located in Georgia from Kwik-Fit Tire & Service. This store operates under the Mr. Tire name.

•	On July 10, 2016, we acquired four retail tire and automotive repair stores located in Minnesota from Task Holdings, Inc. and Autopar, Inc. These stores operate under the Car-X name.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	On June 26, 2016, we acquired one retail tire and automotive repair store located in Michigan from Harlow Tire Company. This store operates under the Monro name.

•	On June 19, 2016, we acquired two retail tire and automotive repair stores located in New Hampshire from Express Tire Centers, LLC. These stores operate under the Tire Warehouse name.

•	On May 8, 2016, we acquired one retail tire and automotive repair store located in Florida from Pioneer Tire Pros. This store operates under The Tire Choice name.

•

On May 1, 2016, we acquired 29 retail/commercial tire and automotive repair stores and one retread plant located in Florida from McGee Tire Stores, Inc.  These stores will operate primarily under The Tire Choice name.

These acquisitions resulted in goodwill related to, among other things, growth opportunities, synergies and economies of scale expected from combining  these businesses with ours, as well as unidentifiable intangible assets.  All of the goodwill is expected to be deductible for tax purposes.  We have recorded finite-lived intangible assets at their estimated fair value related to customer lists, favorable leases and trade names.

We expensed all costs related to acquisitions in the six months ended September 24, 2016.  The total costs related to completed acquisitions were $.2 million and $.4 million for the three and six months ended September 24, 2016, respectively.  These costs are included in the Consolidated Statements of Comprehensive Income primarily under operating, selling, general and administrative expenses.

Sales for the fiscal 2017 acquired entities for the three and six months ended September 24, 2016 totaled $16.7 million and $25.6 million, respectively, for the period from acquisition date through September 24, 2016.

Supplemental pro forma information for the current or prior reporting periods has not been presented due to the impracticability of obtaining detailed, accurate or reliable data for the periods the acquired entities were not owned by Monro.

The preliminary fair values of identifiable assets acquired and liabilities assumed were based on preliminary valuations and estimates.  The excess of the net purchase price over net tangible and intangible assets acquired was recorded as goodwill.  The preliminary allocation of the aggregate purchase price as of September 24, 2016 was as follows:

As of Acquisition Date
(Dollars in thousands)
Trade receivables	$7,052
Inventories	19,009
Other current assets	377
Property, plant and equipment	20,094
Intangible assets	15,845
Other non-current assets	208
Long-term deferred income tax assets	5,076
Total assets acquired	67,661
Warranty reserves	393
Other current liabilities	1,991
Long-term capital leases and financing obligations	21,418
Other long-term liabilities	654
Total liabilities assumed	24,456
Total net identifiable assets acquired	$43,205
Total consideration transferred	$129,103
Less: total net identifiable assets acquired	43,205
Goodwill	$85,898

The total consideration of $129.1 million is comprised of $129 million in cash, and a $.1 million payable to a seller.  The payable is being paid via equal annual payments through September 2019.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following are the intangible assets acquired and their respective fair values and weighted average useful lives:

	As of Acquisition Date
	Dollars in thousands	Weighted Average Useful Life
Customer lists	$9,325	9 years
Favorable leases	5,197	13 years
Trade names	1,323	11 years
Total	$15,845	10 years

Fiscal 2016

During the first six months of fiscal 2016, we acquired the following businesses for an aggregate purchase price of $49.6 million.  The acquisitions were financed through our existing credit facility.  The results of operations for these acquisitions are included in Monro’s financial results from the respective acquisition dates.

In July and August 2015, we acquired three retail tire and automotive repair stores located in Illinois and Indiana from two former Car-X franchisees.  These stores operate under the Car-X name.

On August 16, 2015, we acquired 27 retail tire and automotive repair stores located in Central New York and Pennsylvania from Kost Tire.  These stores operate under the Mr. Tire name.

On July 12, 2015, we acquired four retail tire and automotive repair stores located in Massachusetts from Windsor Tire Co., Inc.  These stores operate under the Monro name.

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

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have recorded the identifiable assets acquired and liabilities assumed at their fair values as of their respective acquisition dates (including any measurement period adjustments), with the remainder recorded as goodwill as follows:

As of Acquisition Date
(Dollars in thousands)
Trade receivables	$377
Inventories	820
Other current assets	486
Property, plant and equipment	12,244
Intangible assets	11,227
Other non-current assets	25
Long-term deferred income tax assets	6,647
Total assets acquired	31,826
Warranty reserves	162
Other current liabilities	2,074
Long-term capital leases and financing obligations	26,137
Other long-term liabilities	870
Total liabilities assumed	29,243
Total net identifiable assets acquired	$2,583
Total consideration transferred	$49,560
Less: total net identifiable assets acquired	2,583
Goodwill	$46,977

The total consideration of $49.6 million is comprised of $43.6 million in cash, and a $6.0 million payable to a seller.  The payable is being liquidated via equal monthly payments through August 2022.

The following are the intangible assets acquired and their respective fair values and weighted average useful lives:

	As of Acquisition Date
	Dollars in thousands	Weighted Average Useful Life
Franchise agreements	$7,100	13 years
Trade name	2,000	15 years
Favorable leases	1,528	14 years
Customer lists	599	7 years
Total	$11,227	13 years

As a result of the purchase price allocations that have been updated from the fiscal year ended March 26, 2016, certain of the fair value amounts previously estimated were adjusted during the measurement period.  These measurement period adjustments related to updated valuation reports and appraisals received from our external valuation specialists, as well as revisions to internal estimates.  The changes in estimates include an increase in trade receivables of $.1 million; an increase in property, plant and equipment of $1.3 million; an increase in long-term deferred income tax assets of $1.2 million; an increase in other current liabilities of $.5 million; and an increase in long-term capital leases and financing obligations of $4.0 million.  The measurement period adjustments resulted in an increase of goodwill of $1.9 million.

These measurement period adjustments were not material to the Consolidated Statements of Comprehensive Income for the quarter and six months ended September 24, 2016, respectively.

We continue to refine the valuation data and estimates primarily related to inventory, road hazard warranty, intangible assets, real estate and real property leases for fiscal 2016 acquisitions which closed subsequent to September 26, 2015, and for the fiscal 2017 acquisitions, and expect to complete valuations no later than the first anniversary date of the respective acquisition.  We anticipate that adjustments will continue to be made to the fair values of identifiable assets acquired and liabilities assumed and those adjustments may or may not be material.

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

The following is a reconciliation of basic and diluted EPS for the respective periods:

	Quarter Ended		Six Months Ended
	Fiscal September		Fiscal September
	2016	2015	2016	2015
	(Dollars in thousands,
	except per share data)
Numerator for earnings per common share calculation:
Net Income	$17,544	$18,872	$34,299	$37,671
Preferred stock dividends	(129)	(114)	(258)	(228)
Income available to common stockholders	$17,415	$18,758	$34,041	$37,443
Denominator for earnings per common share calculation:
Weighted average common shares, basic	32,291	31,961	32,274	31,908
Effect of dilutive securities:
Preferred stock	760	760	760	760
Stock options	266	439	292	474
Weighted average number of common shares, diluted	33,317	33,160	33,326	33,142
Basic Earnings per common share:	$.54	$.59	$1.05	$1.17
Diluted Earnings per common share:	$.53	$.57	$1.03	$1.14

The computation of diluted EPS excludes the effect of the assumed exercise of approximately 243,000 and 241,000 stock options for the three and six months ended fiscal September 24, 2016, respectively, and 168,000 and 172,000 for the three and six months ended September 26, 2015, respectively.  Such amounts were excluded as the exercise prices of these stock options were greater than the average market value of our Common Stock for those periods, resulting in an anti-dilutive effect on diluted EPS.

Note 4 – Income Taxes

In the normal course of business, we provide for uncertain tax positions and the related interest and penalties, and adjust our unrecognized tax benefits and accrued interest and penalties accordingly.  The total amounts of unrecognized tax benefits were $7.5 million and $6.9 million at September 24, 2016 and March 26, 2016, respectively, the majority of which, if recognized, would affect the effective tax rate.  As of September 24, 2016, we had approximately $.5 million of interest and penalties accrued related to unrecognized tax benefits.

We file U.S. federal income tax returns and income tax returns in various state jurisdictions.  Our fiscal 2013 through fiscal 2015 U.S. federal tax years and various state tax years remain subject to income tax examinations by tax authorities.

Note 5 – Fair Value

Long-term debt had a carrying amount and a fair value of $197.5 million as of September 24, 2016, as compared to a carrying amount and a fair value of $103.3 million as of March 26, 2016.  The fair value of long-term debt was estimated based on discounted cash flow analyses using either quoted market prices for the same or similar issues, or the current interest rates offered to Monro for debt with similar maturities.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Supplemental Disclosure of Cash Flow Information

The following represents non-cash investing and financing activities during the periods indicated:

Six Months Ended September 24, 2016:

In connection with the fiscal 2017 acquisitions and fiscal 2016 acquisition measurement period adjustments (see Note 2), liabilities were assumed as follows:

(Dollars in thousands)
Fair value of assets acquired	$70,273
Goodwill acquired	87,791
Cash paid, net of cash acquired	(129,473)
Amounts payable to sellers	352
Liabilities assumed	$28,943

Six Months Ended September 26, 2015:

In connection with the fiscal 2016 acquisitions (see Note 2), liabilities were assumed as follows:

(Dollars in thousands)
Fair value of assets acquired	$28,237
Goodwill acquired	45,314
Cash paid, net of cash acquired	(43,425)
Amount payable to seller	(6,000)
Liabilities assumed	$24,126

Note 7 – Cash Dividend

In May 2016, our Board of Directors declared its intention to pay a regular quarterly cash dividend during fiscal year 2017 of $.17 per common share or common share equivalent beginning with the first quarter of fiscal year 2017.  However, the declaration of and any determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, compliance with charter and credit facility restrictions, and such other factors as the Board of Directors deems relevant.

Note 8 – Subsequent Events

See Note 2 for a discussion of acquisitions subsequent to September 24, 2016.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including (without limitation) statements made in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain statements of future expectations and other forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995.  When used in this Quarterly Report on Form 10-Q, the words “anticipates”, “believes”, “contemplates”, “see”, “could”, “estimate”, “appear”, “intend”, “plans” and variations thereof and similar expressions, are intended to identify forward-looking statements.  Forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed.  These factors include, but are not necessarily limited to, product demand, dependence on and competition within the primary markets in which Monro’s stores are located, the need for and costs associated with store renovations and other capital expenditures, the effect of economic conditions, seasonality, the impact of weather conditions, the impact of competitive services and pricing, parts supply restraints or difficulties, our dependence on vendors, including foreign vendors, industry regulation, risks relating to leverage and debt service (including sensitivity to fluctuations in interest rates), continued availability of capital resources and financing, advances in automotive technology, disruption or unauthorized access to our computer systems, risks relating to protection of customer and employee personal data, risks relating to litigation, risks relating to integration of acquired businesses, including goodwill impairment and the risks set forth in our Annual Report on Form 10-K for the fiscal year ended March 26, 2016.  Except as required by law, we do not undertake and specifically disclaim any obligation to update any forward-looking statement to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.    References to fiscal 2017 and fiscal 2016 in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to our fiscal years ended March 25, 2017 and March 26, 2016.

Results of Operations

The following table sets forth income statement data of Monro expressed as a percentage of sales for the fiscal periods indicated:

	Quarter Ended		Six Months Ended
	Fiscal September		Fiscal September
	2016	2015	2016	2015
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including distribution and occupancy costs	59.8	57.9	59.2	57.9
Gross profit	40.2	42.1	40.8	42.1
Operating, selling, general and administrative expenses	27.4	27.9	27.8	27.9
Operating income	12.8	14.3	13.0	14.2
Interest expense - net	1.8	1.6	1.8	1.5
Other income - net	(0.1)	0.0	(0.1)	0.0
Income before provision for income taxes	11.1	12.7	11.3	12.8
Provision for income taxes	4.0	4.8	4.2	4.9
Net income	7.1%	7.9%	7.1%	7.9%

Second Quarter and Six Months Ended September 24, 2016 Compared to Second Quarter and Six Months Ended September 26, 2015

Sales were $248.6 million for the quarter ended September 24, 2016 as compared with $239.2 million for the quarter ended September 26, 2015.  The sales increase of $9.4 million, or 3.9%, was due to an increase of $22.3 million related to new stores, of which $20.1 million came from the fiscal 2016 and fiscal 2017 acquisitions.  Largely offsetting this was a decrease in comparable store sales of 4.3%.  Additionally, there was a decrease in sales from closed stores amounting to $2.3 million.  There were 91 selling days in both the quarters ended September 24, 2016 and September 26, 2015.

Barter sales of slower moving inventory totaled approximately $1.4 million and $2.0 million for the quarters ended September 24, 2016 and September 26, 2015, respectively.  There were no barter sales in the first quarter of fiscal 2016 or fiscal 2017.

Sales were $485.5 million for the six months ended September 24, 2016 as compared with $475.7 million for the six months ended September 26, 2015.  The sales increase of $9.8 million, or 2.1%, was due to an increase of $40.9 million related to new stores, of which $37.0 million came from the fiscal 2016 and fiscal 2017 acquisitions.  Largely offsetting this was a decrease in comparable store sales of 5.6%.  Additionally, there was a decrease in sales from closed stores amounting to $4.6 million.  There were 181 selling days in the first six months of fiscal 2017 and fiscal 2016.

At September 24, 2016, we had 1,097 Company-operated stores and 132 franchised locations as compared with 1,029 Company-operated stores and 143 franchised locations at September 26, 2015.  (At March 26, 2016, we had 1,029 Company-operated stores and 135 franchised locations.)  During the quarter ended September 24, 2016, we added 36 Company-operated stores (including one purchased from an existing franchisee) and closed three stores.  During the quarter ended September 24, 2016, one franchised location closed and we purchased one from an existing franchisee as a Company-operated store.  Year-to-date, we have added 72 Company-operated stores (including one purchased from an existing franchisee) and closed four stores.  Additionally, two franchised locations have closed and we purchased one franchised location from an existing franchisee as a Company-operated store.

We believe that the decline in comparable store sales resulted mainly from a continued weak consumer spending environment and from the lingering impact of milder winter weather in our markets.

Gross profit for the quarter ended September 24, 2016 was $100.0 million or 40.2% of sales as compared with $100.7 million or 42.1% of sales for the quarter ended September 26, 2015.  The decrease in gross profit for the quarter ended September 24, 2016, as a percentage of sales, was primarily due to an increase in material costs, including outside purchases, which increased as a percentage of sales as compared to the quarter ended September 26, 2015.  Product costs, especially in tires, were down this quarter as compared to the prior year quarter.  However, this was offset by a shift in mix from the higher margin service categories to the lower margin tire category, as well as the impact of acquisitions.

On a consolidated basis, labor costs increased slightly as a percentage of sales due to the impact of negative comparable store sales.  Distribution and occupancy costs decreased moderately as a percentage of sales, largely due to distribution cost savings.

On a comparable store basis, gross margin decreased by 30 basis points, driven by the deleveraging impact of fixed costs against negative comparable store sales.

Gross profit for the six months ended September 24, 2016 was $198.1 million or 40.8% of sales as compared with $200.4 million or 42.1% of sales for the six months ended September 26, 2015.  The year-to-date decrease in gross profit as a percent of sales was largely due to increased material costs as described above.  Additionally, labor costs increased and distribution and occupancy costs decreased as a percentage of sales as compared to the prior year.

On a comparable store basis, gross margin for the six months ended September 24, 2016 was relatively flat at 42.3% for the current year period versus 42.2% for the same period in the prior year.

Operating expenses for the quarter ended September 24, 2016 were $68.1 million or 27.4% of sales as compared with $66.6 million or 27.9% of sales for the quarter ended September 26, 2015.  The decrease as a percentage of sales was primarily due to decreased incentive compensation expense related to pay plans that pay based on performance.  Partially offsetting this decrease was an increase in intangible amortization and loss on closed stores as compared to the prior year quarter.  In the prior year, the Company realized a gain on the sale of a closed store which did not occur in the current year quarter.  On a comparable store basis, operating expenses for the quarter ended September 24, 2016 decreased by approximately $2 million as compared to the same quarter of the prior year.

For the six months ended September 24, 2016, operating expenses increased by $2.1 million to $134.8 million from the comparable period of the prior year and were 27.8% of sales as compared to 27.9% of sales for the six months ended September 26, 2015.  The increase primarily relates to increased expenses for new stores, as well as an increase in intangible amortization and loss on disposal of fixed assets, partially offset by reduced incentive compensation and benefit costs.  On a comparable store basis, operating expenses for the six months ended September 24, 2016 decreased by approximately $4.5 million as compared to the comparable period of the prior year.  We believe that this demonstrates the effectiveness of our strong cost control in a period of soft sales.

Operating income for the quarter ended September 24, 2016 of approximately $31.9 million decreased by 6.4% as compared to operating income of approximately $34.1 million for the quarter ended September 26, 2015, and decreased as a percentage of sales from 14.3% to 12.8% for the reasons described above.

Operating income for the six months ended September 24, 2016 of approximately $63.2 million decreased by 6.6% as compared to operating income of approximately $67.7 million for the six months ended September 26, 2015, and decreased as a percentage of sales from 14.2% to 13.0% for the reasons described above.

Net interest expense for the quarter ended September 24, 2016 increased by approximately $.7 million as compared to the same period in the prior year, and increased from 1.6% to 1.8% as a percentage of sales for the same periods.  The weighted average debt outstanding for the quarter ended September 24, 2016 increased by approximately $56 million as compared to the quarter ended September 26, 2015.  This increase is due to an increase in debt outstanding under our Revolving Credit Facility agreement, as well as an increase in capital lease debt recorded in connection with the fiscal 2016 and fiscal 2017 acquisitions.  The weighted average interest rate for the quarter ended September 24, 2016 remained relatively flat as compared to the second quarter of the prior year.

Net interest expense for the six months ended September 24, 2016 increased by approximately $1.8 million as compared to the same period in the prior year, and increased from 1.5% to 1.8% as a percentage of sales for the same periods.  Weighted average debt increased by approximately $75 million and the weighted average interest rate decreased by approximately 20 basis points as compared to the same period of the prior year.

The effective tax rate for the quarter ended September 24, 2016 and September 26, 2015 was 36.3% and 38.0%, respectively, of pre-tax income.  The decrease in the rate was due to a variety of factors, none of which was individually significant.

The effective tax rate for the six months ended September 24, 2016 and September 26, 2015 was 37.1% and 38.0%, respectively, of pre-tax income.

Net income for the quarter ended September 24, 2016 of $17.5 million decreased 7.0% from net income for the quarter ended September 26, 2015.  Earnings per share on a diluted basis for the quarter ended September 24, 2016 of $.53 decreased 7.0%.

For the six months ended September 24, 2016, net income of $34.3 million decreased 9.0% and diluted earnings per share of $1.03 decreased 9.6%.

Capital Resources and Liquidity

Capital Resources

Our primary capital requirements in fiscal 2017 are the upgrading of facilities and systems and the funding of our store expansion program, including potential acquisitions of existing store chains.  For the six months ended September 24, 2016, we spent approximately $148 million on these items.  Capital requirements were met primarily by cash flow from operations and from our revolving credit facility.

In May 2016, our Board of Directors declared its intention to pay a regular quarterly cash dividend of $.17 per common share or common share equivalent beginning with the first quarter of fiscal 2017.  We paid dividends of $11.2 million during the six months ended September 24, 2016.  However, the declaration of and any determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on Monro’s financial condition, results of operations, capital requirements, compliance with charter and credit facility restrictions, and such other factors as the Board of Directors deems relevant.

Additionally, the acquisitions subsequent to September 24, 2016 were financed through our existing credit facility.

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

In December 2012, the Revolving Credit Facility was amended to include the following: the committed sum was increased by $75 million to $250 million; the term was extended for another one and a half years, such that the Facility expired in December 2017; and the $75 million accordion feature was maintained.  There were no other changes in terms including those related to covenants or interest rates.

In January 2016, we entered into a new five-year $600 million Revolving Credit Facility agreement with nine banks (the “Credit Facility”).  Interest only is payable monthly throughout the Credit Facility’s term.  The Credit Facility increases our current borrowing capacity from our prior financing agreement by $350 million to $600 million, and includes an accordion feature permitting us to request an increase in availability of up to an additional $100 million, an increase of $25 million from our prior financing agreement.  The expanded facility bears interest at 75 to 175 basis points over LIBOR.  The Credit Facility requires fees payable quarterly throughout the term between .15% and .35% of the amount of the average net availability under the Credit Facility during the preceding quarter.  There was $197.4 million outstanding under the Credit Facility at September 24, 2016.

Within the Credit Facility, we have a sub-facility of $80 million available for the purpose of issuing standby letters of credit.  The line requires fees aggregating 87.5 to 187.5 basis points over LIBOR annually of the face amount of each standby letter of credit, payable quarterly in arrears.  There was $26.5 million in an outstanding letter of credit at September 24, 2016.

The net availability under the Credit Facility at September 24, 2016 was $376.1 million.

Specific terms of the Credit Facility permit the payment of cash dividends not to exceed 50% of the prior year’s net income, and permit mortgages and specific lease financing arrangements with other parties with certain limitations.  Other specific terms and the maintenance of specified ratios are generally consistent with our prior financing agreement.  Additionally, the Credit Facility is not secured by our real property, although we have agreed not to encumber our real property, with certain permissible exceptions.  We were in compliance with all debt covenants at September 24, 2016.

In addition, we have financed certain store properties and equipment with capital leases/financing obligations, which amounted to $198.9 million at September 24, 2016 and are due in installments through fiscal year 2045.  We also have a $.1 million payable to a seller at September 24, 2016, due in equal installments through September 2019.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 1 of the Company’s Condensed Consolidated Financial Statements for a discussion of the impact of recently issued accounting standards on our Condensed Consolidated Financial Statements as of September 24, 2016 and the expected impact on the Consolidated Financial Statements for future periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from potential changes in interest rates.  There was no fixed rate debt outstanding at September 24, 2016.  Our cash flow exposure on floating rate debt would result in annual interest expense fluctuations of approximately $2.0 million based upon our debt position at September 24, 2016 and $1.0 million for the fiscal year ended March 26, 2016, given a 1% change in LIBOR.

Debt financing had a carrying amount and a fair value of $197.5 million as of September 24, 2016, as compared to a carrying amount and a fair value of $103.3 million as of March 26, 2016.

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

Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended September 24, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.  Exhibits

Exhibits

10.18a – Amendment No. 1 to Credit Agreement, dated as of August 26, 2016

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

MONRO MUFFLER BRAKE, INC.

DATE: November 3, 2016	By:	/s/ John W. Van Heel
John W. Van Heel
Chief Executive Officer and President

DATE: November 3, 2016	By:	/s/ Catherine D’Amico
Catherine D’Amico
Executive Vice President-Finance, Treasurer and
Chief Financial Officer (Principal Financial Officer)

DATE: November 3, 2016	By:	/s/ Brian J. D’Ambrosia
Brian J. D’Ambrosia
Vice President-Finance and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.18a	Amendment No. 1 to Credit Agreement, dated as of August 26, 2016
31.1	Certification of John W. Van Heel pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Catherine D’Amico pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.INS	XBRL Instance Document
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.SCH	XBRL Taxonomy Extension Schema Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase