Form 10-Q
period 2016-12-24
MONRO MUFFLER BRAKE INC
filed 2017-02-02
CIK 876427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 24, 2016.

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

As of January 20, 2017, 32,566,220 shares of the registrant's common stock, par value $ .01 per share, were outstanding.

MONRO MUFFLER BRAKE, INC.

MONRO MUFFLER BRAKE, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 24,	March 26,
	2016	2016
	(Dollars in thousands)
Assets
Current assets:
Cash and equivalents	$6,463	$7,985
Trade receivables	11,492	4,301
Federal and state income taxes receivable	—	80
Inventories	136,615	129,035
Other current assets	41,390	28,674
Total current assets	195,960	170,075
Property, plant and equipment	692,724	639,936
Less - Accumulated depreciation and amortization	(311,724)	(288,354)
Net property, plant and equipment	381,000	351,582
Goodwill	496,105	400,132
Intangible assets	50,995	39,520
Other non-current assets	11,676	12,774
Long-term deferred income tax assets	27,014	25,355
Total assets	$1,162,750	$999,438
Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt, capital leases and financing obligations	$14,179	$11,244
Trade payables	81,467	69,887
Federal and state income taxes payable	1,118	—
Accrued payroll, payroll taxes and other payroll benefits	18,167	23,989
Accrued insurance	37,219	35,967
Warranty reserves	10,927	10,793
Other current liabilities	19,046	15,691
Total current liabilities	182,123	167,571
Long-term capital leases and financing obligations	195,754	165,730
Long-term debt	184,572	103,315
Accrued rent expense	5,033	5,145
Other long-term liabilities	17,571	18,363
Long-term income taxes payable	3,671	3,119
Total liabilities	588,724	463,243
Commitments and contingencies
Shareholders' equity:
Class C Convertible Preferred Stock, $1.50 par value, $.064 conversion value, 150,000 shares authorized; 25,725 and 32,500 shares issued and outstanding at December 24, 2016 and March 26, 2016, respectively	39	49
Common Stock, $.01 par value, 65,000,000 shares authorized; 38,881,156 and 38,556,678 shares issued at December 24, 2016 and March 26, 2016, respectively	389	386
Treasury Stock, 6,322,417 and 6,316,652 shares at December 24, 2016 and March 26, 2016, respectively, at cost	(106,212)	(105,856)
Additional paid-in capital	189,964	186,550
Accumulated other comprehensive loss	(4,787)	(4,576)
Retained earnings	494,633	459,642
Total shareholders' equity	574,026	536,195
Total liabilities and shareholders' equity	$1,162,750	$999,438

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Quarter Ended		Nine Months Ended
	Fiscal December		Fiscal December
	2016	2015	2016	2015
	(Dollars in thousands,
	except per share data)
Sales	$288,283	$238,942	$769,500	$714,617
Cost of sales, including distribution and occupancy costs	182,683	145,575	465,834	420,807
Gross profit	105,600	93,367	303,666	293,810
Operating, selling, general and administrative expenses	72,526	66,937	207,372	199,680
Operating income	33,074	26,430	96,294	94,130
Interest expense, net of interest income	5,261	3,853	14,233	11,003
Other income, net	(165)	(198)	(445)	(407)
Income before provision for income taxes	27,978	22,775	82,506	83,534
Provision for income taxes	10,412	7,544	30,641	30,632
Net income	17,566	15,231	51,865	52,902
Other comprehensive loss, net of tax:
Changes in pension, net of tax benefit	(83)	(105)	(211)	(315)
Comprehensive income	$17,483	$15,126	$51,654	$52,587
Earnings per share:
Basic	$.54	$.47	$1.59	$1.64
Diluted	$.53	$.46	$1.56	$1.59

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(UNAUDITED)

(Dollars and shares in thousands)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Total
Balance at March 26, 2016	33	$49	38,557	$386	6,317	$(105,856)	$186,550	$(4,576)	$459,642	$536,195
Net income									51,865	51,865
Other comprehensive loss:
Pension liability adjustment [($398) pre-tax]								(211)		(211)
Cash dividends (1): Preferred									(361)	(361)
Common									(16,513)	(16,513)
Conversion of Class C Preferred Stock	(7)	(10)	158	1			9			—
Tax benefit from exercise of stock options							3,180			3,180
Exercise of stock options			166	2	5	(356)	(2,005)			(2,359)
Stock-based compensation							2,230			2,230
Balance at December 24, 2016	26	$39	38,881	$389	6,322	$(106,212)	$189,964	$(4,787)	$494,633	$574,026

(1)

Represents first, second and third quarter fiscal year 2017 dividends of $.17 per common share or common share equivalent each quarter, paid on June 13, 2016, September 1, 2016 and December 23, 2016, respectively.

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	Fiscal December
	2016	2015
	(Dollars in thousands)
	Increase (Decrease) in Cash
Cash flows from operating activities:
Net income	$51,865	$52,902
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	33,310	29,402
Loss (gain) on disposal of assets	219	(383)
Stock-based compensation expense	2,230	2,313
Excess tax benefits from share-based payment arrangements	—	(8)
Net change in deferred income taxes	6,859	4,691
Change in operating assets and liabilities (excluding acquisitions):
Trade receivables	142	(1,654)
Inventories	8,724	(714)
Other current assets	(12,326)	(10,913)
Other non-current assets	2,637	568
Trade payables	11,580	5,281
Accrued expenses	(2,413)	(3,067)
Federal and state income taxes payable	(472)	3,504
Other long-term liabilities	(1,153)	(923)
Long-term income taxes payable	552	742
Total adjustments	49,889	28,839
Net cash provided by operating activities	101,754	81,741
Cash flows from investing activities:
Capital expenditures	(28,082)	(28,841)
Acquisitions, net of cash acquired	(133,684)	(48,157)
Proceeds from the disposal of assets	1,467	2,453
Net cash used for investing activities	(160,299)	(74,545)
Cash flows from financing activities:
Proceeds from borrowings	389,703	280,006
Principal payments on long-term debt, capital leases
and financing obligations	(318,297)	(282,979)
Exercise of stock options	2,491	6,942
Excess tax benefits from share-based payment arrangements	—	8
Dividends paid	(16,874)	(14,738)
Net cash provided by (used for) financing activities	57,023	(10,761)
Decrease in cash	(1,522)	(3,565)
Cash at beginning of period	7,985	7,730
Cash at end of period	$6,463	$4,165

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Condensed Consolidated Financial Statements

The consolidated balance sheets as of December 24, 2016 and March 26, 2016, the consolidated statements of comprehensive income for the quarters and nine months ended December 24, 2016 and December 26, 2015,  the consolidated statement of changes in shareholders’ equity for the nine months ended December 24, 2016,  and the consolidated statements of cash flows for the nine months ended December 24, 2016 and December 26, 2015, include financial information for Monro Muffler Brake, Inc. and its wholly-owned subsidiaries, Monro Service Corporation and Car-X, LLC (collectively, “Monro”, “we”, “us”, “our”).  These unaudited, condensed consolidated financial statements have been prepared by Monro.  We believe all known adjustments (consisting of normal recurring accruals or adjustments) have been made to fairly state the financial position, results of operations and cash flows for the unaudited periods presented.

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

We report our results on a 52/53 week fiscal year with the fiscal year ending on the last Saturday in March of each year.  The following are the dates represented by each fiscal period reported in these condensed financial statements:

“Quarter Ended Fiscal December 2016”	September 25, 2016 – December 24, 2016 (13 weeks)
“Quarter Ended Fiscal December 2015”	September 27, 2015 – December 26, 2015 (13 weeks)
“Nine Months Ended Fiscal December 2016”	March 27, 2016 – December 24, 2016 (39 weeks)
“Nine Months Ended Fiscal December 2015”	March 29, 2015 – December 26, 2015 (39 weeks)

Fiscal year 2017, ending March 25, 2017, is a 52 week year.

Revisions and Reclassifications

We have evaluated the principal vs. agent accounting guidance in assessing the appropriate presentation for certain transactions primarily related to our fiscal 2017 acquisitions.  We have determined agent accounting is appropriate for such transactions and therefore concluded that amounts previously presented on a gross basis should have been recorded on a net basis.  Accordingly, we have revised amounts previously recorded in connection with these transactions during the first and second quarters of fiscal 2017.  The revisions resulted in a reduction of sales and cost of sales by equal amounts of $1.6 million and $2.7 million for the first and second quarters of fiscal 2017, respectively.  These revisions were not material to any prior period financial statements and did not impact gross profit as previously reported.

Certain amounts in these financial statements have been reclassified to maintain comparability among the periods presented.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance for the reporting of revenue from contracts with customers.  This guidance provides guidelines a company will apply to determine the measurement of revenue and timing of when it is recognized.  Additional guidance has subsequently been issued to amend or clarify the reporting of revenue from contracts with customers.    The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017.  Early adoption is permitted, but not before the original effective date of December 15, 2016.  We are currently evaluating the potential effect of the adoption of this guidance on our Consolidated Financial Statements.

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

In October 2016, the FASB issued new accounting guidance related to the income tax consequences of an intra-entity transfer of an asset other than inventory.  This guidance will require that entities recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs instead of when the asset is sold.  This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017.  Early adoption is permitted. This guidance is not expected to have an impact on our Consolidated Financial Statements.

In November 2016, the FASB issued new accounting guidance to clarify how entities should present restricted cash and restricted cash equivalents in the statement of cash flows.  This guidance will require that entities show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows.  This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017.  Early adoption is permitted.  This guidance is not expected to have an impact on our Consolidated Financial Statements.

Other recent authoritative guidance issued by the FASB (including technical corrections to the Accounting Standards Codification) and the Securities and Exchange Commission did not, or are not expected to have a material effect on Monro’s Consolidated Financial Statements.

Guarantees

At the time we issue a guarantee, we recognize an initial liability for the fair value, or market value, of the obligation we assume under that guarantee.  Monro has guaranteed certain lease payments, primarily related to franchisees, amounting to $8.5 million.  This amount represents the maximum potential amount of future payments under the guarantees as of December 24, 2016.  The leases are guaranteed through April 2020.  In the event of default by the franchise owner, Monro generally retains the right to assume the lease of the related store, enabling Monro to re-franchise the location or to operate that location as a Company-operated store.  We have recorded a liability related to anticipated defaults under the foregoing leases of $.7 million and $.4 million as of December 24, 2016 and December 26, 2015, respectively.

Note 2 – Acquisitions

Monro’s acquisitions are strategic moves in our plan to fill in and expand our presence in existing and contiguous markets, and leverage fixed operating costs such as distribution and advertising.

Subsequent Event

We have signed a definitive asset purchase agreement to complete the acquisition of 16 retail tire and automotive repair stores located in Illinois and Iowa from a Car-X franchisee.  These stores will continue to operate under the Car-X brand.  We have also signed definitive asset purchase agreements to complete the acquisition of three retail tire and automotive repair stores located within our existing markets through two additional acquisitions.  These transactions are expected to close during the fourth quarter of fiscal 2017.  The acquisitions are expected to be financed through our existing credit facility.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal 2017

During the first nine months of fiscal 2017, we acquired the following businesses for an aggregate purchase price of $133.1 million.  The acquisitions were financed through our existing credit facility.  The results of operations for these acquisitions are included in our financial results from the respective acquisition dates.

•	On October 16, 2016, we acquired one retail tire and automotive repair store located in Rhode Island from Hamel Tire Center, Inc. This store operates under the Monro name.

•	On October 2, 2016, we acquired three retail tire and automotive repair stores located in Ohio from Parkway D/C Enterprises, Inc. These stores operate under the Mr. Tire name.

•	On September 19, 2016, we acquired one commercial tire and automotive repair store located in Florida from Florida Tire Service, LLC. This store will operate under The Tire Choice name.

•	On September 18, 2016, we acquired two retail tire and automotive repair stores located in Michigan from Davco Development Company and Ricketts, Inc. These stores operate under the Monro name.

•

On September 11, 2016, we acquired 26 retail/commercial tire and automotive repair stores and one retread plant located in North Carolina, as well as four wholesale centers, from Clark Tire & Auto, Inc.  These stores will operate under the Mr. Tire name.  The wholesale centers operate under the Tires Now name.

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

We expensed all costs related to acquisitions in the nine months ended December 24, 2016.  The total costs related to completed acquisitions were $.3 million and $.7 million for the three and nine months ended December 24, 2016, respectively.  These costs are included in the Consolidated Statements of Comprehensive Income primarily under operating, selling, general and administrative expenses.

Sales for the fiscal 2017 acquired entities for the three and nine months ended December 24, 2016 totaled $43.0 million and $65.0 million, respectively, for the period from acquisition date through December 24, 2016.

Supplemental pro forma information for the current or prior reporting periods has not been presented due to the impracticability of obtaining detailed, accurate or reliable data for the periods the acquired entities were not owned by Monro.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The preliminary fair values of identifiable assets acquired and liabilities assumed were based on preliminary valuations and estimates.  The excess of the net purchase price over net tangible and intangible assets acquired was recorded as goodwill.  The preliminary allocation of the aggregate purchase price as of December 24, 2016 was as follows:

As of Acquisition Date
(Dollars in thousands)
Cash and equivalents	$15
Trade receivables	7,221
Inventories	16,190
Other current assets	390
Property, plant and equipment	24,318
Intangible assets	16,329
Other non-current assets	208
Long-term deferred income tax assets	6,942
Total assets acquired	71,613
Warranty reserves	393
Other current liabilities	2,546
Long-term capital leases and financing obligations	29,067
Other long-term liabilities	526
Total liabilities assumed	32,532
Total net identifiable assets acquired	$39,081
Total consideration transferred	$133,119
Less: total net identifiable assets acquired	39,081
Goodwill	$94,038

The total consideration of $133.1 million is comprised of $133 million in cash, and a $.1 million payable to a seller.  The payable is being paid via equal annual payments through September 2019.

The following are the intangible assets acquired and their respective fair values and weighted average useful lives:

	As of Acquisition Date
	Dollars in thousands	Weighted Average Useful Life
Customer lists	$9,526	9 years
Favorable leases	5,480	10 years
Trade names	1,323	11 years
Total	$16,329	10 years

Fiscal 2016

During the first nine months of fiscal 2016, we acquired the following businesses for an aggregate purchase price of $50.8 million.  The acquisitions were financed through our existing credit facility.  The results of operations for these acquisitions are included in Monro’s financial results from the respective acquisition dates.

•

On December 13, 2015, we acquired four retail tire and automotive repair stores from a former Car-X franchisee located in Wisconsin, as well as one retail tire and automotive repair store located in Florida.  These stores operate under the Car-X name and The Tire Choice name, respectively.

•	In July and August 2015, we acquired three retail tire and automotive repair stores located in Illinois and Indiana from two former Car-X franchisees. These stores operate under the Car-X name.

•	On August 16, 2015, we acquired 27 retail tire and automotive repair stores located in Central New York and Pennsylvania from Kost Tire. These stores operate under the Mr. Tire name.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	On July 12, 2015, we acquired four retail tire and automotive repair stores located in Massachusetts from Windsor Tire Co., Inc. These stores operate under the Monro Brake & Tire name.

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

The acquisitions resulted in goodwill related to, among other things, growth opportunities, synergies and economies of scale expected from combining these businesses with ours, and unidentifiable intangible assets.  All of the goodwill is expected to be deductible for tax purposes.  We have recorded finite-lived intangible assets at their estimated fair value related to franchise agreements, trade name, favorable leases and customer lists.

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

We have recorded the identifiable assets acquired and liabilities assumed at their fair values as of their respective acquisition dates (including any measurement period adjustments), with the remainder recorded as goodwill as follows:

As of Acquisition Date
(Dollars in thousands)
Trade receivables	$377
Inventories	913
Other current assets	502
Property, plant and equipment	13,462
Intangible assets	11,527
Other non-current assets	25
Long-term deferred income tax assets	6,793
Total assets acquired	33,599
Warranty reserves	162
Other current liabilities	2,158
Long-term capital leases and financing obligations	27,475
Other long-term liabilities	870
Total liabilities assumed	30,665
Total net identifiable assets acquired	$2,934
Total consideration transferred	$50,834
Less: total net identifiable assets acquired	2,934
Goodwill	$47,900

The total consideration of $50.8 million is comprised of $44.8 million in cash, and a $6.0 million payable to a seller.  The payable is being liquidated via equal monthly payments through August 2022.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following are the intangible assets acquired and their respective fair values and weighted average useful lives:

	As of Acquisition Date
	Dollars in thousands	Weighted Average Useful Life
Franchise agreements	$7,100	13 years
Trade name	2,000	15 years
Favorable leases	1,780	13 years
Customer lists	647	7 years
Total	$11,527	13 years

As a result of the purchase price allocations that have been updated from the fiscal year ended March 26, 2016, certain of the fair value amounts previously estimated were adjusted during the measurement period.  These measurement period adjustments related to updated valuation reports and appraisals received from our external valuation specialists, as well as revisions to internal estimates.  The changes in estimates include an increase in total current assets of $.1 million; an increase in property, plant and equipment of $2.6 million; an increase in intangible assets of $.4 million; an increase in long-term deferred income tax assets of $1.4 million; an increase in total current liabilities of $.6 million; and an increase in long-term capital leases and financing obligations of $5.8 million.  The measurement period adjustments resulted in an increase of goodwill of $1.9 million.

These measurement period adjustments were not material to the Consolidated Statements of Comprehensive Income for the three and nine months ended December 24, 2016, respectively.

We continue to refine the valuation data and estimates primarily related to inventory, road hazard warranty, intangible assets, real estate and real property leases for fiscal 2016 acquisitions which closed subsequent to December 26, 2015, and for the fiscal 2017 acquisitions, and expect to complete valuations no later than the first anniversary date of the respective acquisition.  We anticipate that adjustments will continue to be made to the fair values of identifiable assets acquired and liabilities assumed and those adjustments may or may not be material.

Note 3 – Earnings Per Share

Basic earnings per common share (“EPS”) amounts are computed by dividing income available to common shareholders, after deducting preferred stock dividends, by the average number of common shares outstanding.  Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalent securities outstanding.

The following is a reconciliation of basic and diluted EPS for the respective periods:

	Quarter Ended		Nine Months Ended
	Fiscal December		Fiscal December
	2016	2015	2016	2015
	(Dollars in thousands,
	except per share data)
Numerator for earnings per common share calculation:
Net Income	$17,566	$15,231	$51,865	$52,902
Preferred stock dividends	(102)	(114)	(361)	(342)
Income available to common stockholders	$17,464	$15,117	$51,504	$52,560
Denominator for earnings per common share calculation:
Weighted average common shares, basic	32,466	32,077	32,338	31,966
Effect of dilutive securities:
Preferred stock	635	760	718	760
Stock options	191	496	250	609
Weighted average number of common shares, diluted	33,292	33,333	33,306	33,335
Basic Earnings per common share:	$.54	$.47	$1.59	$1.64
Diluted Earnings per common share:	$.53	$.46	$1.56	$1.59

The computation of diluted EPS excludes the effect of the assumed exercise of approximately 242,000 and 241,000 stock options for the three and nine months ended fiscal December 24, 2016, respectively, and 164,000 and 168,000 stock options for the three and nine months ended December 26, 2015, respectively.  Such amounts were excluded as the exercise prices of these stock options were greater than the average market value of our Common Stock for those periods, resulting in an anti-dilutive effect on diluted EPS.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Income Taxes

In the normal course of business, we provide for uncertain tax positions and the related interest and penalties, and adjust our unrecognized tax benefits and accrued interest and penalties accordingly.  The total amounts of unrecognized tax benefits were $7.6 million and $6.9 million at December 24, 2016 and March 26, 2016, respectively, the majority of which, if recognized, would affect the effective tax rate.  As of December 24, 2016, we had approximately $.5 million of interest and penalties accrued related to unrecognized tax benefits.

We file U.S. federal income tax returns and income tax returns in various state jurisdictions.  Our fiscal 2014 through fiscal 2016 U.S. federal tax years and various state tax years remain subject to income tax examinations by tax authorities.

Note 5 – Fair Value

Long-term debt had a carrying amount and a fair value of $184.6 million as of December 24, 2016, as compared to a carrying amount and a fair value of $103.3 million as of March 26, 2016.  The fair value of long-term debt was estimated based on discounted cash flow analyses using either quoted market prices for the same or similar issues, or the current interest rates offered to Monro for debt with similar maturities.

Note 6 – Supplemental Disclosure of Cash Flow Information

The following represents non-cash investing and financing activities during the periods indicated:

Nine Months Ended December 24, 2016:

In connection with the fiscal 2017 acquisitions and fiscal 2016 acquisition measurement period adjustments (see Note 2), liabilities were assumed as follows:

(Dollars in thousands)
Fair value of assets acquired	$76,149
Goodwill acquired	95,973
Cash paid, net of cash acquired	(133,684)
Amounts payable to sellers	545
Liabilities assumed	$38,983

Nine Months Ended December 26, 2015:

In connection with the fiscal 2016 acquisitions (see Note 2), liabilities were assumed as follows:

(Dollars in thousands)
Fair value of assets acquired	$29,087
Goodwill acquired	46,142
Cash paid, net of cash acquired	(44,769)
Amount payable to seller	(6,000)
Liabilities assumed	$24,460

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

Note 8 – Subsequent Events

See Note 2 for a discussion of acquisitions subsequent to December 24, 2016.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including (without limitation) statements made in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain statements of future expectations and other forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995.  When used in this Quarterly Report on Form 10-Q, the words “anticipates”, “believes”, “contemplates”, “expects”, “see”, “could”, “may”, “estimate”, “appear”, “intend”, “plans” and variations thereof and similar expressions, are intended to identify forward-looking statements.  Forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed.  These factors include, but are not necessarily limited to, product demand, dependence on and competition within the primary markets in which Monro’s stores are located, the need for and costs associated with store renovations and other capital expenditures, the effect of economic conditions, seasonality, the impact of weather conditions, the impact of competitive services and pricing, parts supply restraints or difficulties, our dependence on vendors, including foreign vendors, industry regulation, risks relating to leverage and debt service (including sensitivity to fluctuations in interest rates), continued availability of capital resources and financing, advances in automotive technology, disruption or unauthorized access to our computer systems, risks relating to protection of customer and employee personal data, risks relating to litigation, risks relating to integration of acquired businesses, including goodwill impairment and the risks set forth in our Annual Report on Form 10-K for the fiscal year ended March 26, 2016.  Except as required by law, we do not undertake and specifically disclaim any obligation to update any forward-looking statement to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.    References to fiscal 2017 and fiscal 2016 in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to our fiscal years ended March 25, 2017 and March 26, 2016, respectively.

Results of Operations

The following table sets forth income statement data of Monro expressed as a percentage of sales for the fiscal periods indicated:

	Quarter Ended		Nine Months Ended
	Fiscal December		Fiscal December
	2016	2015	2016	2015
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including distribution and occupancy costs	63.4	60.9	60.5	58.9
Gross profit	36.6	39.1	39.5	41.1
Operating, selling, general and administrative expenses	25.2	28.0	26.9	27.9
Operating income	11.5	11.1	12.5	13.2
Interest expense, net of interest income	1.8	1.6	1.8	1.5
Other income, net	(0.1)	(0.1)	(0.1)	(0.1)
Income before provision for income taxes	9.7	9.5	10.7	11.7
Provision for income taxes	3.6	3.2	4.0	4.3
Net income	6.1%	6.4%	6.7%	7.4%

Third Quarter and Nine Months Ended December 24, 2016 Compared to Third Quarter and Nine Months Ended December 26, 2015

Sales were $288.3 million for the quarter ended December 24, 2016 as compared with $238.9 million for the quarter ended December 26, 2015.  The sales increase of $49.3 million, or 20.6%, was due to an increase of $46.2 million related to new stores, of which $43.8 million came from the fiscal 2016 and fiscal 2017 acquisitions.  Additionally, comparable store sales increased by 2.3%.  Partially offsetting this was a decrease in sales from closed stores amounting to $1.9 million.  There were 90 selling days in the quarter ended December 24, 2016 and 89 selling days in the quarter ended December 26, 2015.  Adjusted for selling days, comparable store sales increased 1.1%.

Sales were $769.5 million for the nine months ended December 24, 2016 as compared with $714.6 million for the nine months ended December 26, 2015.  The sales increase of $54.9 million, or 7.7%, was due to an increase of $83.4 million related to new stores, of which $77.1 million came from the fiscal 2016 and fiscal 2017 acquisitions.  Largely offsetting this was a decrease in comparable store sales of 3.1%.  Additionally, there was a decrease in sales from closed stores amounting to $6.5 million.  There were 271 selling days in the nine months ended December 24, 2016 and 270 selling days in the nine months ended December 26, 2015.  Adjusted for selling days, comparable stores sales decreased 3.5%.

As described in Note 1 to the financial statements, we revised our accounting from a gross to net basis for certain fiscal 2017 transactions related to the delivery of tires to national account customers.   The impact of the adjustments, which lowered sales and cost of sales by equal amounts, was $3.1 million and $7.4 million for the quarter and nine months ended December 24, 2016, respectively.  These adjustments were not material to the comparable periods of the prior year or to previously disclosed comparable store sales percentages.

Barter sales of slower moving inventory totaled approximately $1.4 million and $2.0 million for the nine months ended December 24, 2016 and December 26, 2015, respectively.  There were no barter sales in the third quarter of fiscal 2017 or fiscal 2016.

At December 24, 2016, we had 1,098 Company-operated stores and 132 franchised locations as compared with 1,031 Company-operated stores and 138 franchised locations at December 26, 2015.  (At March 26, 2016, we had 1,029 Company-operated stores and 135 franchised locations.)  During the quarter ended December 24, 2016, we added nine Company-operated stores and closed eight stores, including two damaged locations expected to reopen in the fourth quarter.  Year-to-date, we have added 81 Company-operated stores (including one purchased from an existing franchisee) and closed 12 stores.  Additionally, two franchised locations have closed and we purchased one franchised location from an existing franchisee as a Company-operated store.

The increase in comparable store sales for the quarter ended December 24, 2016 resulted primarily from increased comparable store tire sales, which we believe is related to harsher winter weather conditions than in the quarter ended December 26, 2015.  However, due to a continued challenging consumer environment, we believe that consumers continue to defer service repairs, as evidenced by comparable store sales declines in other service categories.

Gross profit for the quarter ended December 24, 2016 was $105.6 million or 36.6% of sales as compared with $93.4 million or 39.1% of sales for the quarter ended December 26, 2015.  The decrease in gross profit for the quarter ended December 24, 2016, as a percentage of sales, was primarily due to the fiscal 2017 acquisitions, including the newly acquired tire wholesale business, which have a higher material cost of sales than the retail business.

On a consolidated basis, labor costs for the quarter ended December 24, 2016 decreased slightly as a percentage of sales as compared to the prior year quarter due to the impact of positive comparable store sales.  Distribution and occupancy costs decreased moderately as a percentage of sales from the prior year as we gained leverage on these largely fixed costs with higher overall sales.

On a comparable store basis, gross margin for the quarter ended December 24, 2016 remained flat from the prior year quarter as lower product costs, particularly tires, offset a shift in mix from higher margin service categories to the lower margin tire category.

Gross profit for the nine months ended December 24, 2016 was $303.7 million or 39.5% of sales as compared with $293.8 million or 41.1% of sales for the nine months ended December 26, 2015.  The year-to-date decrease in gross profit as a percent of sales was largely due to the fiscal 2017 acquisitions, as described above for the quarter ended December 24, 2016.  Additionally, labor costs increased slightly and distribution and occupancy costs decreased slightly as a percentage of sales as compared to the prior year.

On a comparable store basis, gross margin for the nine months ended December 24, 2016 remained flat with the same period in the prior year at 41.2% of sales.

Operating expenses for the quarter ended December 24, 2016 were $72.5 million or 25.2% of sales as compared with $66.9 million or 28.0% of sales for the quarter ended December 26, 2015.  The increase of $5.6 million is primarily due to increased expenses for new stores, partially offset by reduced due diligence costs.  On a comparable store basis and excluding due diligence costs, total operating expense dollars in the quarter ended December 24, 2016 increased less than one percent from the prior year period.  We believe that this demonstrates the effectiveness of our strong cost control.

For the nine months ended December 24, 2016, operating expenses increased by $7.7 million to $207.4 million from the comparable period of the prior year and were 26.9% of sales as compared to 27.9% of sales for the nine months ended December 26, 2015.  The dollar increase primarily relates to increased expenses for new stores, partially offset by reduced due diligence costs.  On a comparable store basis and excluding the impact of the reduced due diligence costs, operating expenses for the nine months ended December 24, 2016 decreased by approximately $4.0 million as compared to the comparable period of the prior year.

Operating income for the quarter ended December 24, 2016 of approximately $33.1 million increased by 25.1% as compared to operating income of approximately $26.4 million for the quarter ended December 26, 2015, and increased as a percentage of sales from 11.1% to 11.5% for the reasons described above.

Operating income for the nine months ended December 24, 2016 of approximately $96.3 million increased by 2.3% as compared to operating income of approximately $94.1 million for the nine months ended December 26, 2015, and decreased as a percentage of sales from 13.2% to 12.5% for the reasons described above.

Net interest expense for the quarter ended December 24, 2016 increased by approximately $1.4 million as compared to the same period in the prior year, and increased from 1.6% to 1.8% as a percentage of sales for the same periods.  The weighted average debt outstanding for the quarter ended December 24, 2016 increased by approximately $99 million as compared to the quarter ended December 26, 2015.  This increase is due to an increase in debt outstanding under our existing credit facility agreement, as well as an increase in capital lease debt recorded in connection with the fiscal 2016 and fiscal 2017 acquisitions.  The weighted average interest rate for the quarter ended December 24, 2016 increased by approximately 20 basis points as compared to the third quarter of the prior year, largely due to an increase in capital lease debt, as well as an increase in the LIBOR and prime rate from the same period of the prior year.

Net interest expense for the nine months ended December 24, 2016 increased by approximately $3.2 million as compared to the same period in the prior year, and increased from 1.5% to 1.8% as a percentage of sales for the same periods.  Weighted average debt increased by approximately $72 million and the weighted average interest rate increased by approximately 20 basis points as compared to the same period of the prior year.

The effective income tax rate for the quarter ended December 24, 2016 and December 26, 2015 was 37.2% and 33.1%, respectively, of pre-tax income.  The effective income tax rate for the quarter ended December 26, 2015 was impacted primarily by a net tax benefit of $.7 million that was recognized as a discrete item during the period.  Excluding this net benefit, the effective income tax rate would have been approximately 36.3% for the quarter ended December 26, 2015.  The increase in the rate for the quarter ended December 24, 2016 was due to a variety of factors, none of which was individually significant.

The effective income tax rate for the nine months ended December 24, 2016 and December 26, 2015 was 37.1% and 36.7%, respectively, of pre-tax income.

Net income for the quarter ended December 24, 2016 of $17.6 million increased 15.3% from net income for the quarter ended December 26, 2015.  Earnings per share on a diluted basis for the quarter ended December 24, 2016 of $.53 increased 15.2%.

For the nine months ended December 24, 2016, net income of $51.9 million decreased 2.0% and diluted earnings per share of $1.56 decreased 1.9%.

Capital Resources and Liquidity

Capital Resources

Our primary capital requirements in fiscal 2017 are the upgrading of facilities and systems and the funding of our store expansion program, including potential acquisitions of existing store chains.  For the nine months ended December 24, 2016, we spent approximately $162 million on these items.  Capital requirements were met primarily by cash flow from operations and from our revolving credit facility.

In May 2016, our Board of Directors declared its intention to pay a regular quarterly cash dividend of $.17 per common share or common share equivalent beginning with the first quarter of fiscal 2017.  We paid dividends of $16.9 million during the nine months ended December 24, 2016.  However, the declaration of and any determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on Monro’s financial condition, results of operations, capital requirements, compliance with charter and credit facility restrictions, and such other factors as the Board of Directors deems relevant.

Additionally, we have signed a definitive asset purchase agreement to acquire 16 retail tire and automotive repair stores from a Car-X franchisee.  We have also signed definitive asset purchase agreements to acquire three retail tire and automotive repair stores through two additional acquisitions.  These transactions are expected to close prior to the end of the fourth quarter of fiscal 2017.  The acquisitions are expected to be financed through our existing Credit Facility.

We plan to continue to seek suitable acquisition candidates.  We believe we have sufficient resources available (including cash flow from operations and bank financing) to expand our business as currently planned for the next twelve months.

Liquidity

In January 2016, we entered into a new five-year $600 million revolving credit facility agreement with nine banks (the “Credit Facility”).  The Credit Facility replaced our previous revolving credit facility, as amended, which would have expired in December 2017.  Interest only is payable monthly throughout the Credit Facility’s term.  The Credit Facility increases our current borrowing capacity from our prior financing agreement by $350 million to $600 million, and includes an accordion feature permitting us to request an increase in availability of up to an additional $100 million, an increase of $25 million from our prior revolving credit facility.  The expanded facility bears interest at 75 to 175 basis points over LIBOR.  The Credit Facility requires fees payable quarterly throughout the term between .15% and .35% of the amount of the average net availability under the Credit Facility during the preceding quarter.  There was $184.5 million outstanding under the Credit Facility at December 24, 2016.

Within the Credit Facility, we have a sub-facility of $80 million available for the purpose of issuing standby letters of credit.  The line requires fees aggregating 87.5 to 187.5 basis points over LIBOR annually of the face amount of each standby letter of credit, payable quarterly in arrears.  There was $26.5 million in an outstanding letter of credit at December 24, 2016.

The net availability under the Credit Facility at December 24, 2016 was $389 million.

Specific terms of the Credit Facility permit the payment of cash dividends not to exceed 50% of the prior year’s net income, and permit mortgages and specific lease financing arrangements with other parties with certain limitations.  Other specific terms and the maintenance of specified ratios are generally consistent with our prior financing agreement.  Additionally, the Credit Facility is not secured by our real property, although we have agreed not to encumber our real property, with certain permissible exceptions.  We were in compliance with all debt covenants at December 24, 2016.

In addition, we have financed certain store properties and equipment with capital leases/financing obligations, which amounted to $209.9 million at December 24, 2016 and are due in installments through fiscal year 2045.  We also have a $.1 million payable to a seller at December 24, 2016, due in equal installments through September 2019.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 1 of the Company’s Condensed Consolidated Financial Statements for a discussion of the impact of recently issued accounting standards on our Condensed Consolidated Financial Statements as of December 24, 2016 and the expected impact on the Consolidated Financial Statements for future periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from potential changes in interest rates.  There was no fixed rate debt outstanding at December 24, 2016.  Our cash flow exposure on floating rate debt would result in annual interest expense fluctuations of approximately $1.8 million based upon our debt position at December 24, 2016 and $1.0 million for the fiscal year ended March 26, 2016, given a 1% change in LIBOR.

Debt financing had a carrying amount and a fair value of $184.6 million as of December 24, 2016, as compared to a carrying amount and a fair value of $103.3 million as of March 26, 2016.

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

Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended December 24, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.  Exhibits

Exhibits

31.1 – Certification of John W. Van Heel pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

31.2 – Certification of Brian J. D’Ambrosia pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

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

MONRO MUFFLER BRAKE, INC.

DATE: February 2, 2017	By:	/s/ John W. Van Heel
John W. Van Heel
Chief Executive Officer and President

DATE: February 2, 2017	By:	/s/ Brian J. D’Ambrosia
Brian J. D’Ambrosia
Senior Vice President-Finance, Treasurer and
Chief Financial Officer (Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of John W. Van Heel pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Brian J. D’Ambrosia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.INS	XBRL Instance Document
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.SCH	XBRL Taxonomy Extension Schema Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase