Form 10-K
period 2017-03-25
MONRO MUFFLER BRAKE INC
filed 2017-05-24
CIK 876427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended March 25, 2017

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

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non‑Accelerated Filer ☐	Smaller Reporting Company ☐
Emerging Growth Company ☐	(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, September 24, 2016, was approximately $1,918,400,000.

As of May 5, 2017, 32,692,965 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's definitive proxy statement (to be filed pursuant to Regulation 14A) for the 2017 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated by reference into Part III hereof.

PART I

FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not historical facts, including (without limitation) statements made in this Item and in “Item 1 – Business”, may contain statements of future expectations and other forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995.  When used in this Annual Report on Form 10-K, the words “anticipates”, “believes”, “contemplates”, “expects”, “see”, “could”, “may”, “estimate”, “appear”, “intend”, “plans” and variations thereof and similar expressions, are intended to identify forward-looking statements.  Forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed.  These factors include, but are not necessarily limited to, product demand, dependence on and competition within the primary markets in which Monro Muffler Brake, Inc.’s (“Monro”, the “Company”, “we”, “us”, or “our”) stores are located, the need for and costs associated with store renovations and other capital expenditures, the effect of economic conditions, seasonality, the impact of weather conditions, the impact of competitive services and pricing, parts supply restraints or difficulties, our dependence on vendors, including foreign vendors, industry regulation, risks relating to leverage and debt service (including sensitivity to fluctuations in interest rates), continued availability of capital resources and financing, advances in automotive technologies, disruption or unauthorized access to our computer systems, risks relating to protection of customer and employee personal data, business interruptions, risks relating to litigation, risks relating to integration of acquired businesses, including goodwill impairment and the risks set forth in “Item 1A.  Risk Factors”.  Except as required by law, we do not undertake to update any forward-looking statement that may be made from time to time by us or on our behalf.

Item 1. Business

GENERAL

Monro is a chain of 1,118 Company-operated stores (as of March 25, 2017), 114 franchised locations, five wholesale locations, two retread facilities and 14 dealer-operated stores providing automotive undercar repair and tire sales and services in the United States.  At March 25, 2017, Monro operated Company stores in 27 states, including Connecticut, Delaware, Florida, Georgia, Iowa, Illinois, Indiana, Kentucky, Maine, Maryland, Massachusetts, Michigan, Minnesota, Missouri, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Vermont, Virginia, West Virginia and Wisconsin, primarily under the names “Monro Muffler Brake & Service”, “Tread Quarters Discount Tire”, “Mr. Tire”, “Autotire Car Care Center”, “Tire Warehouse”, “Tire Barn Warehouse”, “Ken Towery’s Tire & Auto Care”, “The Tire Choice”, “Car-X” and “McGee Tire”.  Company-operated stores typically are situated in high-visibility locations in suburban areas and small towns, as well as in major metropolitan areas.  Company-operated stores serviced approximately 5.9 million vehicles in fiscal 2017.  (References herein to fiscal years are to the Company's year ended fiscal March [e.g., references to "fiscal 2017" are to the Company's fiscal year ended March 25, 2017].)

The predecessor to the Company was founded by Charles J. August in 1957 as a Midas Muffler franchise in Rochester, New York, specializing in mufflers and exhaust systems.  The Company was incorporated in the State of New York in 1959.  In 1966, we discontinued our affiliation with Midas Muffler, and began to diversify into a full line of undercar repair services.  An investor group led by Peter J. Solomon and Donald Glickman purchased a controlling interest in the Company in July 1984.  At that time, Monro operated 59 stores, located primarily in upstate New York, with approximately $21 million in sales in fiscal 1984.  Since 1984, we have continued our growth and have expanded our marketing area to include 26 additional states.

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

All of the Company-operated stores, except Tire Warehouse and Tire Barn Warehouse stores, provide the services described above.  Tire Warehouse and Tire Barn Warehouse stores only sell tires and tire related services and alignments.  However, a growing number of our Company-operated stores are more specialized in tire replacement and service and, accordingly, have a higher mix of sales in the tire category.  These Company-operated stores are described below as tire stores, whereas the remaining stores are described as service stores.  (See additional discussion under “Operating Strategy”.)  Included in the number of Company-operated stores described as tire stores are certain locations that also service commercial customers.  Our locations that serve commercial customers conduct tire and automotive repair activities that are similar to our retail locations, other than with respect to the sales mix resulting from the sale of commercial tires.  At March 25, 2017, there were 534 stores designated as service stores and 584 as tire stores.

During fiscal 2017, we acquired four wholesale locations and one retread facility located in North Carolina, South Carolina and Tennessee in connection with the Clark Tire & Auto, Inc. acquisition that operate under the Tires Now name.  Additionally, we acquired one retread facility located in Florida in connection with the McGee Tire Stores, Inc. acquisition that operates under the McGee Tire name.  (See additional discussion under Note 2 to the Company’s Consolidated Financial Statements.)

As of March 25, 2017, Monro had five wholesale locations and two retread facilities.  The wholesale locations, in most cases, sell tires to customers for resale, although these tire sales do not include installation or other tire related services.  The retread facilities re-manufacture tires through the replacement of tread on worn tires that are later sold to customers.

Our sales mix for fiscal 2017, 2016 and 2015 was as follows:

	Service Stores			Tire Stores			Total Company
	FY17	FY16	FY15	FY17	FY16	FY15	FY17	FY16	FY15
Brakes	23%	25%	25%	9%	10%	10%	13%	15%	15%
Exhaust	8	9	9	1	1	1	2	3	3
Steering	11	11	11	8	9	9	9	10	10
Tires	22	20	19	59	56	57	49	45	44
Maintenance	36	35	36	23	24	23	27	27	28
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%

The Company has two wholly-owned subsidiaries, Monro Service Corporation and Car-X, LLC.

Monro Service Corporation, a Delaware corporation qualified to do business in the states of Kentucky, Maryland, New Hampshire, New York, North Carolina, South Carolina, Tennessee and Virginia, holds all assets, rights, responsibilities and liabilities associated with our warehousing, purchasing, advertising, accounting, office services, payroll, cash management and certain other operations that are performed in the aforementioned states.  We believe that this structure has enhanced operational efficiency and provides cost savings.

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

As of March 25, 2017, Monro had 113 Car-X franchised locations.

Monro’s operations are organized and managed in one operating segment.  The internal management financial reporting that is the basis for evaluation in order to assess performance and allocate resources by our chief operating decision maker consists of consolidated data that includes the results of our retail, commercial and wholesale locations.  As such, our one operating segment reflects how our operations are managed, how resources are allocated, how operating performance is evaluated by senior management and the structure of our internal financial reporting.

INDUSTRY OVERVIEW

Demand for automotive repair services, including undercar repair and tire sales and services is correlated to the overall number of vehicles in operation and the increasing average age of vehicles, and to a lesser extent, with increased average miles driven.  The number of vehicles in operation is expected to continue to grow over the next several years, with vehicles six years or older representing the vast majority of this growth.  This is in contrast to the past several years in which the number of vehicles six to 10 years old declined significantly in response to the lower volume of new vehicles sold during 2008 to 2012.  Additionally, vehicles continue to increase in complexity, making it more difficult for a vehicle owner to perform do-it-yourself repairs.

At the same time as demand for automotive repair services has grown, the number of general repair outlets has decreased, principally because fewer gas stations now perform repairs.  We believe that these factors present opportunities for increased sales by the Company, even though the number of specialized repair outlets (such as those operated by Monro and our direct competitors) has increased to meet growing demand.

EXPANSION STRATEGY

Monro has experienced significant growth in recent years through acquisitions and, to a lesser extent, the opening of new construction stores.  Management believes that the continued growth in sales and profits of the Company is dependent, in large part, upon our continued ability to open/acquire and operate new stores on a profitable basis.  Overall profitability of the Company may not meet expectations if acquired or new stores do not attain expected profitability.

Monro believes that there are significant expansion opportunities in new as well as existing market areas, which may result from a combination of constructing stores on vacant land and acquiring existing store locations as well as purchasing existing businesses.  We believe that, as the industry consolidates due to the increasingly complex nature of automotive repair, the expanded capital requirements for state-of-the-art equipment and aging of existing shop owners, there will be increasing opportunities for acquisitions of existing businesses or store structures.

In that regard, we have completed many acquisitions, including:

Date of Acquisition	Seller	Number of Stores Acquired (a) (b)		Location of Stores	Current Brand (f)
March 2004	Atlantic Automotive Corp.	26		MD, VA	Mr. Tire
October 2004	Rice Tire, Inc.	5		MD	Mr. Tire/Tread Quarters
March 2005	Henderson Holdings, Inc.	10		MD	Mr. Tire
April 2006	ProCare Automotive Service Solutions LLC	75		OH, PA	Monro/Mr. Tire
July 2007	Valley Forge Tire & Auto Centers	11		PA	Mr. Tire
July 2007	Craven Tire & Auto	8		VA	Mr. Tire
January 2008	Broad Elm Group	7		NY	Mr. Tire
June 2009	Am-Pac Tire Distributors	26		IL, MO	Autotire
October 2009	Tire Warehouse Central, Inc.	41	(c)	ME, MA, NH, RI, VT	Tire Warehouse
March 2010	Import Export Tire, Co.	5		PA	Mr. Tire
June 2011	Vespia Tire Centers, Inc.	24		NJ, PA	Mr. Tire
October 2011	Terry's Tire Town	7		PA, OH	Mr. Tire
April 2012	Kramer Tire Co.	20	(d)	VA	Kramer Tire/Tread Quarters
June 2012	Colony Tire Corporation	18		NC	Mr. Tire/Tread Quarters
August 2012	Tuffy Associates Corp.	17		SC, WI	Monro/Tread Quarters
October 2012	ChesleyCo, Inc.	5		NY	Monro/Mr. Tire
November 2012	Everybody's Oil Corporation	31		IL, IN, TN	Tire Barn Warehouse
December 2012	Ken Towery's Auto Care of Kentucky, Inc./Ken Towery's Auto Care of Indiana, Inc.	27	(e)	IN, KY	Ken Towery Tire & Auto Care
December 2012	Tire King of Durham, Inc.	9		NC	Mr. Tire
December 2012	Enger Auto Service, Inc.	12		OH	Mr. Tire
August 2013	Curry's Automotive Group	10		MD, VA	Curry's/Mr. Tire
November 2013	Carl King Tire Co., Inc.	6		DE, MD	Mr. Tire
June 2014	Kan Rock Tire Company, Inc.	9	(g)	MI	Monro
June 2014	Lentz U.S.A. Service Centers, Inc.	10	(g)	MI	Monro
August 2014	Hennelly Tire & Auto, Inc.	35		FL	The Tire Choice
September 2014	Wood & Fullerton Stores, LLC	9		GA	Mr. Tire
December 2014	Gold Coast Tire & Auto Centers	9		FL	The Tire Choice
March 2015	Martino Tire Stores	8		FL	The Tire Choice
August 2015	Kost Tire Distributors, Inc.	27		NY, PA	Mr. Tire
May 2016	McGee Tire Stores, Inc.	29	(h)	FL	McGee Tire
September 2016	Clark Tire & Auto, Inc.	26	(i)	NC	Mr. Tire
February 2017	Nona, Inc.	16		IL, IA	Car-X

_________________

(a)	Table includes only acquisitions of five or more Company-operated stores.
(b)	Forty stores were subsequently closed due to redundancies or failure to achieve an acceptable level of profitability. See additional discussion under “Store Additions and Closings”.
(c)	Six franchised locations were initially acquired, and five have subsequently been purchased by Monro and converted to Company-operated stores.
(d)	Two heavy truck tire and truck repair stores, two wholesale operations and a retread facility were also acquired and subsequently sold.
(e)	One wholesale operation was also acquired and is operating under the Tires Now name.
(f)	In this table, “Monro” refers to the brand of “Monro Brake ∙ Tire” or “Monro Muffler Brake & Service”, not the corporation.
(g)	One acquired store was never opened.
(h)	One retread facility was also acquired and is operating under the McGee Tire name.
(i)	Four wholesale locations and one retread facility were also acquired and are operating under the Tires Now name.

As of March 25, 2017, Monro had 1,118 Company-operated stores, 114 franchised locations, five wholesale locations, two retread facilities and 14 dealer locations located in 27 states.  The following table shows the growth in the number of Company-operated stores over the last five fiscal years:

STORE ADDITIONS AND CLOSINGS (a)

	Year Ended Fiscal March
	2017		2016		2015		2014		2013
Stores open at beginning of year	1,029		999		953		937		803
Stores added during year	105	(c)	52	(d)	92	(e)	29	(f)	144	(g)
Stores closed during year (b)	(16)		(22)		(46)		(13)		(10)
Stores open at end of year	1,118		1,029		999		953		937
Service (including BJ’s) stores	534		515		509		532		540
Tire stores	584		514		490		421		397

_________________

(a)	Table includes only Company-operated stores. No franchised, wholesale, retread or dealer locations are included.
(b)

Generally, stores were closed because they failed to achieve or maintain an acceptable level of profitability or because a new Company Store was opened in the same market at a more favorable location.  Additionally, in fiscal 2015, we closed the 34 remaining stores operated in BJ’s Wholesale Clubs.

(c)	Includes 90 stores acquired in the fiscal 2017 Acquisitions.
(d)	Includes 40 stores acquired in the fiscal 2016 Acquisitions.
(e)	Includes 85 stores acquired in the fiscal 2015 Acquisitions. (Excludes the Kan Rock and Lentz stores that were never opened.)
(f)	Includes 24 stores acquired in the fiscal 2014 Acquisitions.
(g)	Includes 140 stores acquired in the fiscal 2013 Acquisitions.

We plan to add approximately 20 to 40 new greenfield stores in fiscal 2018 and to pursue appropriate acquisition candidates.  Greenfield stores include new construction as well as the acquisition of one to four store operations.

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

As a result of extensive analysis of our historical and projected store opening strategy, we have established major market profiles, as defined by market awareness: mature, existing and new markets.  Over the next several years, we expect to build or acquire a greater percentage of stores in mature and existing markets in order to capitalize on our market presence and consumer awareness.  During fiscal 2017,  59 of the stores added (including acquired stores) were located in existing markets and 46 stores were added in new markets.

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

The financing to build a new greenfield service store location may be accomplished in one of three ways: a store lease for the land and building (in which case, land and building costs will be financed primarily by the lessor), a land lease with the building constructed by Monro (with building costs paid by Monro), or a land purchase with the building constructed by Monro.  In all three cases, for service stores, each new store also will require approximately $225,000 for equipment (including a POS system and a truck) and approximately $55,000 in inventory.  Because we generally do not extend credit to most customers, stores generate almost no receivables and a new store's actual net working capital investment is nominal.  Total capital required to build a new greenfield service store ranges, on average, from $360,000 to $990,000 depending on the location and which of the three financing methods is used.  In general, tire stores are larger and have more service bays than Monro’s traditional service stores and, as a result, construction costs are at the high end of the range of new store construction costs.  Total capital required to build a new greenfield tire (land and building leased) location costs, on average, approximately $600,000, including $250,000 for equipment and $150,000 for inventory.  In instances where Monro acquires an existing business, it may pay additional amounts for intangible assets such as customer lists, covenants not-to-compete, trade names and goodwill, but generally will pay less per bay for equipment and real property.

At March 25, 2017, we leased the land and/or the building at approximately 70% of our store locations and owned the land and building at the remaining locations.  Monro's policy is to situate new stores in the best locations, without regard to the form of ownership required to develop the locations.

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

				Average
				Number
	Average	Average		of Stock
	Number	Square	Average	Keeping
	of Bays	Feet	Inventory	Units (SKUs)
Service stores (excluding ProCare)	6	4,500	$100,000	2,300
Tire stores (excluding Tire Warehouse and Tire Barn Warehouse stores)	8	6,500	$127,000	1,300

Data for the acquired ProCare service stores has been excluded because the stores’ stock rooms are smaller than those in typical service stores, and therefore, they generally carry approximately half the amount of inventory of a typical service store.

Data for the Tire Warehouse and Tire Barn Warehouse stores has been excluded because these locations primarily install new tires and wheels and many perform alignments.  Additionally, most Tire Warehouse stores have one indoor service bay to perform alignments.  The store building houses a waiting room, storage area and an area to mount and balance tires on the car’s wheels once the wheels and tires have been removed from the car.  Removal of old tires and wheels from, and installation of new tires and wheels on, customers’ cars are performed outdoors under a carport.  The average inventory carried by the Tire Warehouse and Tire Barn Warehouse stores is $231,000 per store.

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

Many of our new technicians join the Company in their early twenties as trainees or apprentices.  As they progress, many are promoted to technician and eventually master technician, the latter requiring Automotive Service Excellence (“ASE”) certification in eight different categories.  We will reimburse technicians for the cost of ASE certification registration fees and test fees and encourage all technicians to become certified by providing a higher hourly wage rate following their certification.  We also offer free online ASE certification preparation courses, as well as a tool purchase program through which trainee technicians can acquire their own set of tools.

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

Our training department develops and coordinates technical training courses on critical areas of automotive repair to Monro technicians (e.g. Antilock braking systems (“ABS”) brake repair, drivability, tire pressure monitoring system (“TPMS”), etc.) and also conducts required technical training to maintain compliance with state inspection licenses, where applicable, and AMRA/MAP accreditation.  Additionally, our training department holds periodic field technical clinics for store personnel and coordinates technician attendance at technical clinics offered by our vendors.  We have electronic repair manuals installed in all of our stores for daily reference.  We also issue technical bulletins to all stores on innovative or complex repair processes, and maintain a centralized database for technical repair problems.  In addition, Monro has established a telephone technical help line to provide assistance to store personnel in resolving problems encountered while diagnosing and repairing vehicles.  The help line is available during all hours of store operation.  In March 2017, we introduced a comprehensive set of on-line courses in automotive repair and tire service for our technicians to participate in.  These courses are offered at no cost to our employees.

Monro also maintains an employee website that contains many resources for both managers and technicians to reference including Human Resource information and forms.  Additionally, there is a Facilities section containing important environmental and equipment information, as well as a Training section that contains training programs, including on-line training videos, and documents for both managers and technicians.

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

Included in maintenance services are oil change services, heating and cooling system "flush and fill" service, belt installation, fuel system service and a transmission "flush and fill" service.  Additionally, most stores replace and service batteries, starters and alternators.  Stores in Georgia, Illinois, Maine, Maryland, Massachusetts, Missouri, New Hampshire, New York, North Carolina, Pennsylvania, Rhode Island, Vermont, Virginia, West Virginia and Wisconsin perform annual state inspections.  Approximately 59% of our stores also offer air conditioning services.

The format of the Tire Warehouse and Tire Barn Warehouse stores are slightly different from Monro’s typical service or tire stores (as described above) in that, generally, over 93% of the stores’ sales involve tire services, including the mounting and balancing of tires, and the sale of road hazard warranties.  Most of these stores also provide the installation of wiper blades.  Currently, 74% of Tire Warehouse and 90% of Tire Barn Warehouse stores perform alignments.  In fiscal year 2018, Monro plans to expand the number of Tire Warehouse and Tire Barn Warehouse stores offering alignment services to 84% of total stores, as compared to 80% of total Tire Warehouse and Tire Barn Warehouse stores offering alignment services in fiscal 2017.

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

Our websites include www.Monro.com,  www.MrTire.com,  www.TQTire.com,  www.AutoTire.com,  www.TireWarehouse.net,  www.KenTowery.com,  www.TireBarn.com,  www.TheTireChoice.com,  www.Mcgeetire.com and www.Tiresnowonline.com.  These sites help customers search for store locations, print coupons, make service appointments, shop for tires and access information on our services and products, as well as car care tips.

Monro currently maintains mobile apps on the iPhone and Android platforms that enable customers to access information, coupons and specials and make appointments on their smart phones, as they do on our websites.

Centralized Control

While we both operate and franchise stores, we believe that direct operation of stores enhances our ability to compete by providing centralized control of such areas of operations as service quality, store appearance, promotional activity and pricing.  We also believe our experience in operating stores makes us a more valuable partner to our franchisees.  A high level of competence is maintained throughout the Company, as we require as a condition of employment, that employees participate in periodic training programs, including sales, management, customer service and changes in automotive technology.  Additionally, purchasing, distribution, merchandising, advertising, accounting and other store support functions are centralized primarily in Monro's corporate headquarters in Rochester, New York, and are provided through our subsidiary, Monro Service Corporation.  The centralization of these functions results in efficiencies and gives management the ability to closely monitor and control costs.

Comprehensive Training

We provide ongoing, comprehensive training to our store employees.  We believe that such training provides a competitive advantage by enabling our technicians to provide quality service to our customers in all areas of undercar repair and tire service.  (See additional discussion under “Store Operations: Store Personnel and Training”.)

PURCHASING AND DISTRIBUTION

Through our wholly-owned subsidiary Monro Service Corporation, we select and purchase tires, parts and supplies for all Company-operated stores on a centralized basis through an automatic replenishment system.  Although purchases outside the centralized system (“outside purchases”) are made when needed at the store level, these purchases are low by industry standards, and accounted for approximately 22% of all parts and tires used in fiscal 2017.

Our ten largest vendors accounted for approximately 68% of our parts and tire purchases, with the largest vendor accounting for approximately 25% of total stocking purchases in fiscal 2017.  In fiscal 2017, Monro imported approximately 20% of our parts and tire purchases.  We purchase parts, oil and tires from approximately 120 vendors.  Management believes that our relationships with vendors are excellent and that alternative sources of supply exist, at comparable cost, for substantially all parts used in our business.  We routinely obtain bids from vendors to ensure we are receiving competitive pricing and terms.

Most parts are shipped by vendors to our primary warehouse facility in Rochester, New York, and are distributed to stores by the Monro-operated tractor/trailer fleet.  The majority of tires are shipped to our stores directly by vendors pursuant to orders placed by our headquarters staff.  During fiscal 2013, we completed an expansion of our Rochester warehouse from 80,000 square feet to 135,000 square feet.  Stores are replenished at least bi-weekly from this warehouse, and such replenishment fills, on average, 97% of all items ordered by the stores' automatic POS-driven replenishment system.  The Rochester warehouse stocks approximately 3,300 SKUs.  Monro also operates warehouses in Maryland; Virginia; New Hampshire; Kentucky; North Carolina, including two warehouse locations; South Carolina and Tennessee.  These warehouses carry, on average, 1,000; 100; 700; 1,000; 4,500; 2,800; 2,800 and 2,300 SKUs, respectively.

We enter into contracts with certain parts and tire suppliers, some of which require us to buy (at market competitive prices) up to 100% of our annual purchases of specific products.  These agreements expire at various dates.  We believe these agreements provide us with high quality, branded merchandise at preferred pricing, along with strong marketing and training support.

COMPETITION

Monro competes in the automotive service and tire industry.  This industry is generally highly competitive and fragmented, and the number, size and strength of competitors vary widely from region to region.  We believe that competition in this industry is based on customer service and reputation, store location, name awareness and price.  Monro's primary competitors include national and regional undercar, tire specialty and general automotive service chains, both franchised and company-operated; car dealerships, mass merchandisers’ operating service centers; and, to a lesser extent, gas stations, independent garages and Internet tire sellers.  Monro considers TBC Corporation (operating under the NTB, Merchant’s Tire, Midas and Tire Kingdom brands), Firestone Complete Auto Care service stores, The Pep Boys – Manny, Moe and Jack service stores and Meineke Discount Mufflers Inc. to be direct competitors.  In most of the new markets that we have entered, at least one competitor was already present.  In identifying new markets, we analyze, among other factors, the intensity of competition.  (See "Expansion Strategy” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations".)

EMPLOYEES

As of March 25, 2017, Monro had 7,535 employees, of whom 7,097 were employed in the field organization, 158 were employed at the warehouses, 220 were employed at our corporate headquarters and 60 were employed in other offices.  Monro's employees are not members of any union.  We believe that our relations with our employees are good.

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

COMPANY INFORMATION AND SEC FILINGS

Monro maintains a website at www.monro.com and makes its annual, quarterly and periodic Securities and Exchange Commission (“SEC”) filings available through the Investor Information section of that website.  Monro’s SEC filings are available through this website free of charge, via a direct link to the SEC website at www.sec.gov.  Any materials that we file with the SEC are also available to the public at the SEC Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or by calling the SEC at 1‑800‑SEC‑0330.

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

Although our business is not highly seasonal, our customers typically purchase more undercar services during the period of March through October than the period of November through February, when miles driven tend to be lower. Further, customers may defer or forego vehicle maintenance at any time during periods of inclement weather. In the tire stores, the better sales months are typically May through August, and October through December. The slowest months are typically January through April and September. As a result, profitability is typically lower during slower sales months or months where mix is more heavily weighted toward tires, which is a lower margin category.

Additionally, for our stores located in the northeastern and midwestern United States, profitability tends to be lower in the winter months when certain costs, such as utilities and snow plowing, are typically higher.    Sales can also be volatile in these areas in reaction to warm weather in winter months or severe weather, which can result in store closures.

The automotive repair industry is subject to fluctuations in the general economy. During a downturn in the economy, customers may defer or forego vehicle maintenance or repair. During periods of good economic conditions, consumers may decide to purchase new vehicles rather than having their older vehicles serviced.  We purchase products such as oil and tires, which are subject to cost variations related to commodity costs.  If we cannot pass along cost increases, our profitability would be negatively impacted.

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

We depend on close relationships with our vendors for parts, tires and supplies and for our ability to purchase products at competitive prices and terms.  Our ability to purchase at competitive prices and terms results from the volume of our purchases from these vendors.  We have entered into various contracts with parts suppliers that require us to buy from them (at market competitive prices) up to 100% of our annual purchases of specific products.  These agreements expire at various dates.

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

We may not have the resources or technical expertise to anticipate or prevent rapidly evolving types of cyber-attacks. Attacks may be targeted at us, our customers, or others who have entrusted us with information. Actual or anticipated attacks may cause us to incur increasing costs, including costs to hire additional personnel, purchase additional protection technologies, train employees, and engage third-party experts and consultants. In addition, data and security breaches can also occur as a result of non-technical issues, including breach by us or by persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. Any compromise or breach of our security could result in violation of applicable privacy and other laws, significant legal and financial exposure, and a loss of confidence in our security measures, which could have a material adverse effect on our results of operations and our reputation.

Our business is affected by advances in automotive technology.

The demand for our products and services could be adversely affected by continuing developments in automotive technology.  Automotive manufacturers are producing cars that last longer and require service and maintenance at less frequent intervals in certain cases.  Quality improvement of manufacturers’ original equipment parts has in the past reduced, and may in the future reduce, demand for our products and services, adversely affecting our sales.  For example, manufacturers’ use of stainless steel exhaust components has significantly increased the life of those parts, thereby decreasing the demand for exhaust repairs and replacements.  Longer and more comprehensive warranty or service programs offered by automobile manufacturers and other third parties also could adversely affect the demand for our products and services.  We believe that a majority of new automobile owners have their cars serviced by a dealer during the period that the car is under warranty.  In addition, advances in automotive technology continue to require us to incur additional costs to update our diagnostic capabilities and technical training programs.  Changes in vehicle and powertrain technology and advances in autonomous vehicles and mobility could have a negative effect on our business, results of operations or investors’ perceptions of our business, any of which could have an adverse effect on the price of our stock.

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

Our goodwill, other intangible assets or long-lived assets, are subject to an impairment test on an annual basis and are also tested whenever events and circumstances indicate that goodwill, intangible assets and/or long-lived assets may be impaired.  Any excess goodwill resulting from the impairment test must be written off in the period of determination.  Intangible assets (other than goodwill and indefinite-lived intangible assets) and other long-lived assets are generally amortized or depreciated over the useful life of such assets.  In addition, from time to time, we may acquire or make an investment in a business that will require us to record goodwill based on the purchase price and the value of the acquired tangible and intangible assets.  We have significantly increased our goodwill as a result of our acquisitions.  We may subsequently experience unforeseen issues with the businesses we acquire, which may adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of recoverability of the recorded goodwill and intangible assets.  Future determinations of significant write-offs of goodwill, intangible assets or other long-lived assets, as a result of an impairment test or any accelerated amortization or depreciation of other intangible assets or other long-lived assets could have a material negative impact on our results of operations and financial condition.  We have completed our annual impairment test for goodwill, and have concluded that we do not have any impairment of goodwill for the year ended March 25, 2017.

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

Our senior executives are important to our success because they have been instrumental in setting our strategic direction, operating our business, identifying, recruiting and training key personnel, identifying expansion opportunities and arranging necessary financing.  Losing the services of any of these individuals could adversely affect our business until a suitable replacement could be found.  It may be difficult to replace them quickly with executives of equal experience and capabilities.  Although we have employment agreements with selected executives, we cannot prevent them from terminating their employment with us.  Other executives are not bound by any employment agreements with us.

New accounting guidance or changes in the interpretation or application of existing accounting guidance could affect our financial performance adversely.

New accounting guidance may require systems and other changes that could increase our operating costs and/or change our financial statements.  For example, implementing accounting guidance related to leases will likely require us to make significant changes to our lease management system or other accounting systems, and will likely result in changes to our financial statements.  Additionally, implementing accounting guidance related to leases will likely impact certain performance metrics and financial ratios.

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

We offer eligible employees the opportunity to enroll in healthcare coverage subsidized by us. For various reasons, many of our eligible employees currently choose not to participate in our healthcare plans. However, under the comprehensive U.S. healthcare reform law enacted in 2010, the Affordable Care Act, changes that became effective in 2014, and the employer mandate and employer penalties that became effective January 1, 2015, may significantly increase our labor costs.  Changes in the law that took effect in 2014, including the imposition of increasing penalties on individuals who do not obtain healthcare coverage, may result in more eligible employees deciding to enroll in our healthcare plans.  This may increase our healthcare costs in the future.  Additionally, implementing the requirements of the Affordable Care Act has imposed some additional administrative costs on us, and those costs may increase over time. The costs and other effects of these new healthcare requirements cannot be determined with certainty, but they may have a material adverse effect on our financial and operating results.    Further, other healthcare reform legislation being considered by Congress that may be enacted in the future could significantly impact our healthcare cost structure and affect our healthcare-related expenses.  If we cannot effectively modify our programs and operations in response to healthcare reform legislation that may be enacted in the future, our results of operations, financial condition and cash flows may be adversely impacted.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company, through Monro Service Corporation, owns its office/warehouse facility of approximately 165,000 square feet, which is located on 12.7 acres of land in Holleder Technology Park, in Rochester, New York.  Monro Service Corporation also owns a second office/warehouse facility of approximately 28,000 square feet, which is located on 11.8 acres of land in Swanzey, New Hampshire.  We lease additional warehouse space in Maryland, Virginia,  Kentucky,  North Carolina, including two warehouse locations, South Carolina and Tennessee, and office space in Illinois for our Car-X franchise operations.    The Company also owns one retread facility in North Carolina.

Of Monro's 1,118 Company-operated stores at March 25, 2017,  331 were owned, 689 were leased and for 98 stores, only the land was leased.  In addition to the Company-operated stores, five wholesale locations and one retread facility were leased at March 25, 2017.  In general, we lease store sites for a ten-year period with several five-year renewal options.  Giving effect to all renewal options, approximately 66% of the leases (518 stores) expire after 2027.  Certain of the leases provide for contingent rental payments if a percentage of annual gross sales exceeds the base fixed rental amount.  The highest contingent percentage rent of any lease is 10.0%, and no such lease has adversely affected profitability of the store subject thereto.  A former officer of Monro or members of his family are the lessors, or such former officer or family members have interests in entities that are the lessors, with respect to six of the leases.  No related party leases exist, other than these six leases, and no new related party leases are contemplated.

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

PART II

Item 5. Market for the Company's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION

Monro’s common stock, par value $.01 per share, (the “Common Stock”) is traded on the NASDAQ Stock Market under the symbol "MNRO".  The following table sets forth, for each quarter during the last two fiscal years, the range of high and low sales prices on the NASDAQ Stock Market for the Common Stock:

	Fiscal 2017		Fiscal 2016
Quarter Ended	High	Low	High	Low
June	$73.86	$56.15	$66.53	$55.34
September	$70.78	$55.24	$68.81	$60.12
December	$62.07	$52.05	$77.00	$62.25
March	$61.10	$51.65	$71.03	$59.66

HOLDERS

At May 5, 2017, Monro’s Common Stock was held by approximately 40 shareholders of record. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

EQUITY COMPENSATION PLAN INFORMATION

As of March 25, 2017, Monro maintained stock option plans under which employees and non-employee directors could be granted options to purchase shares of Monro’s Common Stock.  The following table contains information relating to such plans as of March 25, 2017.

Number of Securities
Remaining Available for
	Number of Securities		Future Issuance Under
	To Be Issued	Weighted Average	Equity Compensation
	Upon Exercise of	Exercise Price of	Plans (Excluding Securities
	Outstanding Options	Outstanding Options	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	896,344	$51.67	1,549,716
Equity compensation plans not approved by security holders	—	—	—
Total	896,344	$51.67	1,549,716

DIVIDENDS

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

In May 2017, Monro’s Board of Directors declared its intention to pay a regular quarterly cash dividend of $.18 per common share or common share equivalent to be paid to shareholders of record as of June 2, 2017.  The dividend will be paid on June 12, 2017.

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

Item 6. Selected Financial Data

The following table sets forth selected financial and operating data of Monro for each fiscal year in the five-year period ended March 25, 2017.  The financial data and certain operating data have been derived from Monro’s audited financial statements.  This data should be read in conjunction with the financial statements and related notes included under Item 8 of this report and in conjunction with other financial information included elsewhere in this Form 10-K.

		Year Ended Fiscal March
		2017	2016	2015	2014	2013
		(Amounts in thousands, except per share data)
Income Statement Data:
Sales		$1,021,511	$943,651	$894,492	$831,432	$731,997
Cost of sales, including distribution and occupancy costs		624,622	557,948	541,142	511,458	453,850
Gross profit		396,889	385,703	353,350	319,974	278,147
Operating, selling, general and administrative expenses		280,505	265,114	243,561	224,627	204,442
Operating income		116,384	120,589	109,789	95,347	73,705
Interest expense, net		19,768	15,542	11,342	9,470	7,213
Other income, net		(628)	(374)	(908)	(659)	(332)
Income before provision for income taxes		97,244	105,421	99,355	86,536	66,824
Provision for income taxes		35,718	38,616	37,556	32,077	24,257
Net income		$61,526	$66,805	$61,799	$54,459	$42,567
Earnings per share	Basic (a)	$1.88	$2.07	$1.94	$1.72	$1.36
	Diluted (a)	$1.85	$2.00	$1.88	$1.67	$1.32

Weighted average number of Common Shares and equivalents	Basic	32,413	32,026	31,605	31,394	31,067
	Diluted	33,301	33,353	32,944	32,642	32,308
Cash dividends per common share or common share equivalent		$0.68	$0.60	$0.52	$0.44	$0.40
Selected Operating Data:
Sales growth:
Total		8.3%	5.5%	7.6%	13.6%	6.6%
Comparable store (b)		(4.3)%	(0.1)%	(1.4)%	(0.5)%	(7.3)%
Company-operated stores open at beginning of year (c)		1,029	999	953	937	803
Company-operated stores open at end of year (c)		1,118	1,029	999	953	937
Capital Expenditures (d)		$34,640	$36,834	$34,750	$32,150	$34,185
Balance Sheet Data (at period end):
Net working capital (e)		$13,337	$2,504	$5,549	$17,665	$15,126
Total assets (e)		1,185,264	999,438	907,794	759,816	739,433
Long-term obligations		395,503	269,045	255,688	187,040	214,809
Shareholders’ equity		581,254	536,195	473,611	415,984	365,042

_________________

Results from all fiscal years are based on a 52 week year

(a)	See Note 10 to the Company’s Consolidated Financial Statements for calculation of basic and diluted earnings per share for fiscal years 2017, 2016 and 2015.
(b)	Comparable store sales data (not adjusted for days) is calculated based on the change in sales of only those stores open as of the beginning of the preceding fiscal year.
(c)	Includes only Company-operated stores. No franchised, wholesale, retread or dealer locations are included.
(d)	Amount does not include the funding of the purchase price of acquisitions.
(e)	Fiscal years 2013 - 2015 reflect reclassifications of deferred taxes.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth income statement data of Monro expressed as a percentage of sales for the fiscal years indicated:

	Year Ended Fiscal March
	2017	2016	2015
Sales	100.0%	100.0%	100.0%
Cost of sales, including distribution and occupancy costs	61.1	59.1	60.5
Gross profit	38.9	40.9	39.5
Operating, selling, general and administrative expenses	27.5	28.1	27.2
Operating income	11.4	12.8	12.3
Interest expense, net	1.9	1.6	1.3
Other income, net	(0.1)	—	(0.1)
Income before provision for income taxes	9.5	11.2	11.1
Provision for income taxes	3.5	4.1	4.2
Net income	6.0%	7.1%	6.9%

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

Inventory

We evaluate whether inventory is stated at the lower of cost or net realizable value based on historical experience with the carrying value and life of inventory.  The assumptions used in this evaluation are based on current market conditions and we believe inventory is stated at the lower of cost or net realizable value in the consolidated financial statements.  In addition, historically we have been able to return excess items to vendors for credit or sell such inventory to other wholesalers.  Future changes by vendors in their policies or willingness to accept returns of excess inventory could require a revision in the estimates.

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

RESULTS OF OPERATIONS

Fiscal 2017 As Compared To Fiscal 2016

Sales for fiscal 2017 increased $77.9 million or 8.3% to $1.022 billion as compared to $943.7 million in fiscal 2016.  The increase was due to an increase of $124.3 million related to new stores, of which $102.5 million came from the fiscal 2016 and fiscal 2017 acquisitions.  Largely offsetting this was a decrease in comparable stores of 4.3%.  Additionally, there was a decrease in sales from closed stores amounting to $8.1 million.  There were 361 selling days in both fiscal 2017 and fiscal 2016.

Barter sales of slower moving inventory totaled approximately $2.5 and $2.0 million for fiscal years 2017 and 2016, respectively.

During the year, 105 Company-operated stores were added and 16 were closed.  At March 25, 2017, we had 1,118 Company-operated stores in operation.

With regard to franchised locations, during fiscal 2017, we purchased 15 from existing franchisees and six closed.  At March 25, 2017, we had 114 franchised locations.

We believe that the decline in comparable store sales for fiscal 2017 resulted mainly from the challenging economic conditions facing our customers as well as unseasonably warmer winter weather in certain of our markets.

Gross profit for fiscal 2017 was $396.9 million or 38.9% of sales as compared with $385.7 million or 40.9% of sales for fiscal 2016.  The decrease in gross profit for fiscal 2017, as a percentage of sales, was primarily due to a shift in sales mix related to recent acquisitions and the impact of a decrease in comparable store sales.

At our retail tire and automotive repair locations, we provide a broad range of services on passenger cars, light trucks and vans for brakes; mufflers and exhaust systems; and steering, drive train, suspension and wheel alignment.  We also provide other products and services, including tires and routine maintenance services, including state inspections.  During fiscal 2017, we acquired certain tire and automotive repair locations that also serve commercial customers and sell tires to customers for resale.  These locations conduct tire and automotive repair activities that are similar to our retail locations, other than with respect to the sales mix resulting from the sale of commercial tires as well as the gross margin of the wholesale locations being different primarily due to the higher mix of tires sold and the fact that those tire sales do not include installation or other tire related services that are more common at other locations.  In aggregate, the commercial and wholesale locations impacted consolidated revenue by approximately $56.5 million for the year ended March 25, 2017.  Additionally, due to the sales mix from our commercial and wholesale locations, our consolidated gross profit margin for the year ended March 25, 2017 was reduced by approximately 170 basis points.

On a comparable store basis, gross profit margin for fiscal 2017 decreased slightly as compared to the prior year.

Distribution and occupancy and labor costs were relatively flat as a percentage of sales as compared to the prior year.

Operating expenses for fiscal 2017 were $280.5 million or 27.5% of sales compared with $265.1 million or 28.1% of sales for fiscal 2016.  The dollar increase primarily related to increased expenses for new stores.  On a comparable store basis, operating expenses for the year ended March 25, 2017 decreased as compared to the prior year.  We believe that this demonstrates the effectiveness of our strong cost control in a period of soft sales.

Operating income in fiscal 2017 of $116.4 million decreased 3.5% compared to operating income of $120.6 million in fiscal 2016, and decreased as a percentage of sales from 12.8% to 11.4% for the reasons described above.

Net interest expense for fiscal 2017 increased by approximately $4.2 million as compared to the prior year, and increased as a percentage of sales from 1.6% to 1.9%.  The weighted average debt outstanding for the year ended March 25, 2017 increased by approximately $80 million from the year ended March 26, 2016.  This increase was primarily related to an increase in debt outstanding under our Revolving Credit Facility to fund the purchase of our fiscal 2017 acquisitions, as well as increased capital leases related to our fiscal 2016 and fiscal 2017 acquisitions.  The weighted average interest rate for the year ended March 25, 2017 remained relatively flat as compared to the same period of the prior year.

Our effective tax rate was 36.7% and 36.6%, respectively, of pre-tax income in fiscal 2017 and 2016.  We previously engaged tax specialists to assess the qualification of intercompany transactions in accordance with U.S. Treasury Regulations of Internal Revenue Code Section 482.  Based on this assessment, we concluded that certain tax benefits of $.7 million should be recognized as a discrete item during the year ended March 26, 2016.  Excluding this net tax benefit, the effective income tax rate would have been approximately 37.3% for the year ended March 26, 2016.  The difference in the effective income tax rate relates primarily to the accounting for uncertain tax positions and recorded income tax credits which may vary from year to year.

Net income for fiscal 2017 decreased by $5.3 million, or 7.9%, from $66.8 million in fiscal 2016, to $61.5 million in fiscal 2017, and earnings per diluted share decreased by 7.5% from $2.00 to $1.85 due to the factors discussed above.

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

Gross profit for fiscal 2016 was $385.7 million or 40.9% of sales as compared with $353.3 million or 39.5% of sales for fiscal 2015.  The increase in gross profit for fiscal 2016, as a percentage of sales, was due primarily to a decrease in total material costs as compared to the prior year.  Total material costs, including outside purchases, decreased as compared to the prior year.  This was largely due to a decrease in oil and tire costs.

Distribution and occupancy and labor costs were relatively flat as a percentage of sales as compared to the prior year.  Labor productivity, as measured by sales per man hour, improved slightly over the prior year.

Operating expenses for fiscal 2016 were $265.1 million or 28.1% of sales compared with $243.6 million or 27.2% of sales for fiscal 2015.  Excluding the increase in due diligence costs and the operating expenses associated with fiscal 2015 and fiscal 2016 acquisitions, operating expenses increased only $2.7 million or approximately 1% over the prior year.  As a percentage of sales, the increase was largely due to increased expenses against flat comparable store sales.

Operating income in fiscal 2016 of $120.6 million increased 9.8% compared to operating income of $109.8 million in fiscal 2015, and increased as a percentage of sales from 12.3% to 12.8% for the reasons described above.

Net interest expense for fiscal 2016 increased by approximately $4.2 million as compared to the prior year, and increased as a percentage of sales from 1.3% to 1.6%.  The weighted average debt outstanding for the year ended March 26, 2016 increased by approximately $41 million from fiscal 2015.  This increase was due to an increase in capital lease debt primarily related to the fiscal 2015 and fiscal 2016 acquisitions, partially offset by a decrease in debt outstanding under our Revolving Credit Facility.  There was also an increase in the weighted average interest rate of approximately 80 basis points from the prior year, largely due to capital lease debt, as well as an increase in the LIBOR and prime rates versus the same time last year.

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

CAPITAL RESOURCES, CONTRACTUAL OBLIGATIONS AND LIQUIDITY

Capital Resources

Our primary capital requirements for fiscal 2017 were divided among the funding of acquisitions for $142.6 million, as well as the upgrading of facilities and systems and the funding of our store expansion program totaling $34.6 million.  In fiscal 2016, our primary capital requirements were divided among the funding of acquisitions for $49.0 million, as well as the upgrading of facilities and systems and the funding of our store expansion program totaling $36.8 million.  In both fiscal years 2017 and 2016, capital requirements were primarily met by cash flow from operations and from our revolving credit facility.

In fiscal 2018, we intend to open approximately 20 to 40 new greenfield stores.  Greenfield stores include new construction as well as the acquisition of one to four store operations.  Total capital required to build a new greenfield service store ranges, on average, from $360,000 to $990,000 depending on whether the store is leased, owned or land leased.  Total capital required to build a new greenfield tire (land and building leased) location costs, on average, approximately $600,000, including $250,000 for equipment and $150,000 for inventory.

Monro paid dividends of $22.5 million in fiscal 2017.  In May 2017, Monro’s Board of Directors declared its intention to pay a regular quarterly cash dividend of $.18 per common share or common share equivalent beginning with the first quarter of fiscal 2018.

We also plan to continue to seek suitable acquisition candidates.  Management believes that we have sufficient resources available (including cash flow from operations and bank financing) to expand our business as currently planned for the next several years.

Contractual Obligations

Payments due by period under long-term debt, other financing instruments and commitments are as follows:

		Within	1 to	3 to	After
	Total	1 Year	3 Years	5 Years	5 Years
	(Dollars in thousands)
Principal payments on long-term debt	$182,357	$20	$40	$182,297
Capital lease commitments/financing obligations	228,444	15,278	34,121	39,710	$139,335
Operating lease commitments	154,170	35,577	52,128	31,490	34,975
Other liabilities	4,333	800	1,600	1,600	333
Total	$569,304	$51,675	$87,889	$255,097	$174,643

We believe that we can fulfill our contractual commitments utilizing our cash flow from operations and, if necessary, bank financing.

Liquidity

In January 2016, we entered into a new five-year $600 million Revolving Credit Facility agreement with nine banks (the “Credit Facility”).  The Credit Facility replaced our previous revolving credit facility, as amended, which would have expired in December 2017.  Interest only is payable monthly throughout the Credit Facility’s term.  The Credit Facility increased our borrowing capacity from our prior financing agreement by $350 million to $600 million, and includes an accordion feature permitting us to request an increase in availability of up to an additional $100 million, an increase of $25 million from our prior financing agreement.  The expanded facility bears interest at 75 to 175 basis points over LIBOR.  The Credit Facility requires fees payable quarterly throughout the term between .15% and .35% of the amount of the average net availability under the Credit Facility during the preceding quarter.  There was $182.3 million outstanding under the Credit Facility at March 25, 2017.  We were in compliance with all debt covenants as of March 25, 2017.

At March 25, 2017 and March 26, 2016, the interest rate spread paid by the Company was 100 basis points over LIBOR.

Within the Credit Facility, we have a sub-facility of $80 million for the purpose of issuing standby letters of credit.  The line requires fees aggregating 87.5 to 187.5 basis points over LIBOR annually of the face amount of each standby letter of credit, payable quarterly in arrears.  There was $26.5 million in an outstanding letter of credit at March 25, 2017.

The net availability under the Credit Facility at March 25, 2017 was $391.2 million.

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

In addition, we have financed certain store properties with capital leases/financing obligations, which amount to $228.4 million and are due in installments through May 2045.  We also have a $.1 million payable to the seller of an acquired business at March 25, 2017, due in equal installments through September 2019.

INFLATION

We do not believe our operations have been materially affected by inflation.  Monro has been successful, in many cases, in mitigating the effects of merchandise cost increases principally through the use of volume discounts and alternative vendors, as well as selling price increases.  See additional discussion under Risk Factors.

FINANCIAL ACCOUNTING STANDARDS

See “Recent Accounting Pronouncements” in Note 1 to the Company’s Consolidated Financial Statements for a discussion of the impact of recently issued accounting standards on our Consolidated Financial Statements as of March 25, 2017 and for the year then ended, as well as the expected impact on the Consolidated Financial Statements for future periods.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Monro is exposed to market risk from potential changes in interest rates.  As of March 25, 2017, approximately .03% of our debt financing, excluding capital leases and financing obligations, was at fixed interest rates and, therefore, the fair value of such debt financing is affected by changes in market interest rates.  Given a 1% change in LIBOR, our cash flow exposure on floating rate debt interest expense would result in interest expense fluctuating approximately $1.8 million based upon our debt position as of March 25, 2017.

Debt financing had a carrying amount and a fair value of $182.4 million as of March 25, 2017, as compared to a carrying amount and a fair value of $103.3 million as of March 26, 2016.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Monro Muffler Brake, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of comprehensive income, of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Monro Muffler Brake, Inc. and its subsidiaries at March 25, 2017 and March 26, 2016, and the results of their operations and their cash flows for each of the three years in the period ended March 25, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 25, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 8.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Rochester, New York

May 24, 2017

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 25,	March 26,
	2017	2016
	(Dollars in thousands)
Assets
Current assets:
Cash and equivalents	$8,995	$7,985
Trade receivables	11,465	4,301
Federal and state income taxes receivable	3,527	80
Inventories	142,604	129,035
Other current assets	32,639	28,674
Total current assets	199,230	170,075
Property, plant and equipment	712,999	639,936
Less - Accumulated depreciation and amortization	(318,365)	(288,354)
Net property, plant and equipment	394,634	351,582
Goodwill	501,736	400,132
Intangible assets	54,288	39,520
Other non-current assets	11,331	12,774
Long-term deferred income tax assets	24,045	25,355
Total assets	$1,185,264	$999,438
Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt, capital leases and financing obligations	$15,298	$11,244
Trade payables	79,492	69,887
Accrued payroll, payroll taxes and other payroll benefits	24,979	23,989
Accrued insurance	35,325	35,967
Warranty reserves	10,843	10,793
Other current liabilities	19,956	15,691
Total current liabilities	185,893	167,571
Long-term debt	182,337	103,315
Long-term capital leases and financing obligations	213,166	165,730
Accrued rent expense	5,037	5,145
Other long-term liabilities	15,137	18,363
Long-term income taxes payable	2,440	3,119
Total liabilities	604,010	463,243
Commitments and contingencies
Shareholders' equity:
Class C Convertible Preferred Stock, $1.50 par value, $.064 conversion value; 150,000 shares authorized; 21,802 and 32,500 shares issued and outstanding at March 25, 2017 and March 26, 2016, respectively	33	49
Common Stock, $.01 par value, 65,000,000 shares authorized; 39,012,189 and 38,556,678 shares issued at March 25, 2017 and March 26, 2016, respectively	390	386
Treasury Stock, 6,322,417 and 6,316,652 shares at March 25, 2017 and March 26, 2016, respectively, at cost	(106,212)	(105,856)
Additional paid-in capital	191,553	186,550
Accumulated other comprehensive loss	(3,161)	(4,576)
Retained earnings	498,651	459,642
Total shareholders' equity	581,254	536,195
Total liabilities and shareholders' equity	$1,185,264	$999,438

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended Fiscal March
	2017	2016	2015
	(Amounts in thousands, except
	per share data)
Sales	$1,021,511	$943,651	$894,492
Cost of sales, including distribution and occupancy costs	624,622	557,948	541,142
Gross profit	396,889	385,703	353,350
Operating, selling, general and administrative expenses	280,505	265,114	243,561
Operating income	116,384	120,589	109,789
Interest expense, net of interest income	19,768	15,542	11,342
Other income, net	(628)	(374)	(908)
Income before provision for income taxes	97,244	105,421	99,355
Provision for income taxes	35,718	38,616	37,556
Net income	$61,526	$66,805	$61,799
Other comprehensive income (loss):
Changes in pension, net of tax provision (benefit) of $788, $65 and ($888), respectively	1,415	8	(1,449)
Other comprehensive income (loss)	1,415	8	(1,449)
Comprehensive income	$62,941	$66,813	$60,350
Earnings per share:
Basic	$1.88	$2.07	$1.94
Diluted	$1.85	$2.00	$1.88
Weighted average number of common shares outstanding used in computing earnings per share:
Basic	32,413	32,026	31,605
Diluted	33,301	33,353	32,944

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Class C							Accumulated
	Convertible						Additional	Other
	Preferred		Common		Treasury		Paid-In	Comprehensive	Retained
	Stock		Stock		Stock		Capital	Loss	Earnings	Total
	Shares	Amount	Shares	Amount	Shares	Amount
		(Dollars and shares in thousands)
Balance at March 29, 2014	33	$49	37,568	$376	6,077	$(90,241)	$141,365	$(3,135)	$367,570	$415,984
Net income									61,799	61,799
Other comprehensive loss:
Pension liability adjustment [($2,337) pre-tax]								(1,449)		(1,449)
Dividends (1):
Preferred									(395)	(395)
Common									(16,450)	(16,450)
Stock issuance costs							(14)			(14)
Tax benefit from exercise of stock options							2,208			2,208
Exercise of stock options (2)			440	4	103	(5,397)	14,057			8,664
Stock-based compensation							3,264			3,264
Balance at March 28, 2015	33	49	38,008	380	6,180	(95,638)	160,880	(4,584)	412,524	473,611
Net income									66,805	66,805
Other comprehensive income:
Pension liability adjustment ($73 pre-tax)								8		8
Dividends (1):
Preferred									(456)	(456)
Common									(19,231)	(19,231)
Tax benefit from exercise of stock options							6,677			6,677
Exercise of stock options (2)			549	6	137	(10,218)	16,243			6,031
Stock-based compensation							2,750			2,750
Balance at March 26, 2016	33	49	38,557	386	6,317	(105,856)	186,550	(4,576)	459,642	536,195
Net income									61,526	61,526
Other comprehensive income:
Pension liability adjustment ($2,203 pre-tax)								1,415		1,415
Dividends (1):
Preferred									(447)	(447)
Common									(22,070)	(22,070)
Conversion of Class C Prefered Stock	(11)	(16)	250	2			14			—
Tax benefit from exercise of stock options							3,510			3,510
Exercise of stock options			205	2	5	(356)	(1,004)			(1,358)
Stock-based compensation							2,483			2,483
Balance at March 25, 2017	22	$33	39,012	$390	6,322	$(106,212)	$191,553	$(3,161)	$498,651	$581,254

_________________

(1)	Dividends paid per common share or common share equivalent were $.68, $.60 and $.52, respectively, for the years ended March 25, 2017, March 26, 2016 and March 28, 2015.
(2)	Includes the receipt of treasury stock in connection with the exercise of stock options and to partially satisfy tax withholding obligations.

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended Fiscal March
	2017	2016	2015
	(Dollars in thousands)
	Increase (Decrease) in Cash
Cash flows from operating activities:
Net income	$61,526	$66,805	$61,799
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	44,629	39,769	35,721
Stock-based compensation expense	2,483	2,750	3,264
Excess tax benefits from share-based payment arrangements	—	(8)	(121)
Net change in deferred income taxes	11,256	6,589	6,338
Gain on bargain purchase	—	—	(386)
Loss (gain) on disposal of assets	85	(41)	265
Change in operating assets and liabilities (excluding acquisitions)
Trade receivables	(74)	(1,477)	168
Inventories	5,044	1,555	805
Other current assets	(2,879)	(6,847)	2,622
Other non-current assets	5,680	2,886	(498)
Trade payables	9,605	7,079	9,599
Accrued expenses	(3,224)	2,414	2,937
Federal and state income taxes receivable	63	6,212	4,764
Other long-term liabilities	(3,580)	(1,399)	(1,037)
Long-term income taxes payable	(679)	217	109
Total adjustments	68,409	59,699	64,550
Net cash provided by operating activities	129,935	126,504	126,349
Cash flows from investing activities:
Capital expenditures	(34,640)	(36,834)	(34,750)
Acquisitions, net of cash acquired	(142,567)	(49,018)	(84,367)
Proceeds from the disposal of assets	1,583	2,625	409
Net cash used for investing activities	(175,624)	(83,227)	(118,708)
Cash flows from financing activities:
Proceeds from borrowings	470,027	336,942	343,561
Principal payments on long-term debt, capital leases and financing obligations	(404,303)	(366,707)	(336,617)
Exercise of stock options	3,492	8,602	8,664
Excess tax benefits from share-based payment arrangements	—	8	121
Dividends paid	(22,517)	(19,687)	(16,845)
Deferred financing costs	—	(2,180)	—
Net cash provided by (used for) financing activities	46,699	(43,022)	(1,116)
Increase in cash	1,010	255	6,525
Cash at beginning of year	7,985	7,730	1,205
Cash at end of year	$8,995	$7,985	$7,730

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Background

Monro Muffler Brake, Inc. and its wholly owned subsidiaries, Monro Service Corporation and Car-X, LLC (together, “Monro”, the “Company”, “we”, “us”, or “our”), are engaged principally in providing automotive undercar repair and tire sales and services in the United States.  Monro had 1,118 Company-operated stores, 114 franchised locations, five wholesale locations, two retread facilities and 14 dealer-operated automotive repair centers located in 27 states as of March 25, 2017.

Monro’s operations are organized and managed in one operating segment.   The internal management financial reporting that is the basis for evaluation in order to assess performance and allocate resources by our chief operating decision maker consists of consolidated data that includes the results of our retail, commercial and wholesale locations.  As such, our one operating segment reflects how our operations are managed, how resources are allocated, how operating performance is evaluated by senior management and the structure of our internal financial reporting.

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

“Year ended Fiscal March 2017”: March 27, 2016 – March 25, 2017 (52 weeks)

“Year ended Fiscal March 2016”: March 29, 2015 – March 26, 2016 (52 weeks)

“Year ended Fiscal March 2015”: March 30, 2014 – March 28, 2015 (52 weeks)

Consolidation

The Consolidated Financial Statements include Monro Muffler Brake, Inc. and its wholly owned subsidiaries, Monro Service Corporation and Car-X, LLC, after the elimination of intercompany transactions and balances.

Revenue recognition

Sales are recorded upon completion of automotive undercar repair, tire delivery and tire services provided to customers.  The following was Monro’s sales mix for fiscal 2017, 2016 and 2015:

	Year Ended Fiscal March
	2017	2016	2015
Brakes	13%	15%	15%
Exhaust	2	3	3
Steering	9	10	10
Tires	49	45	44
Maintenance	27	27	28
Total	100%	100%	100%

Revenue from the sale of tire road hazard warranty agreements is recognized on a straight-line basis over the contract period or other method when costs are not incurred ratably.

Under various arrangements, we receive from certain tire vendors a delivery commission and reimbursement for the cost of the tire that we may deliver to customers on behalf of the tire vendor.  The commission we earn from these transactions is as an agent and the net amount retained is recorded as sales.

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

Barter credits

We value barter credits at the fair market value of the inventory exchanged, as determined by reference to price lists for buying groups and jobber pricing.  We use these credits primarily to pay vendors for purchases (mainly inventory vendors for the purchase of parts, oil and tires) or to purchase other goods or services from the barter company such as advertising.

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

Leases

Financing Obligations –

We are involved in the construction of leased stores.  In some cases, we are responsible for construction cost overruns or non-standard tenant improvements.  As a result of this involvement, we are deemed the “owner” for accounting purposes during the construction period, requiring us to capitalize the construction costs on our Consolidated Balance Sheet.  Upon completion of the project, we perform a sale-leaseback analysis pursuant to guidance on accounting for leases to determine if we can remove the assets from our Consolidated Balance Sheet.  For some of these leases, we are considered to have “continuing involvement”, which precludes us from derecognizing the assets from our Consolidated Balance Sheet when construction is complete (“failed sale-leaseback”).  In conjunction with these leases, we capitalize the construction costs on our Consolidated Balance Sheet and also record financing obligations representing payments owed to the landlord.  We do not report rent expense for the properties which are owned for accounting purposes.  Rather, rental payments under the lease are recognized as a reduction of the financing obligation and as interest expense.

Since we often assume leases in acquisition transactions, the accounting for a seller who was involved in the construction of leased stores passes to us.

Additionally, we may incur other financing obligations in connection with the accounting for acquisitions.

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

Intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses and are amortized over their estimated useful lives.  All intangibles and other long-lived assets are reviewed when events or changes in circumstances indicate that the asset’s carrying value may not be recoverable.  If such indicators are present, it is determined whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amounts.  No such indicators were present in fiscal 2017, 2016 or 2015.

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

As a result of our annual qualitative assessment performed in the third quarter of fiscal 2017, there were no impairments.  There have been no triggering events during the fourth quarter of fiscal 2017.

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

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warranty

We provide an accrual for estimated future warranty costs for parts that we install based upon the historical relationship of warranty costs to sales.  Warranty expense related to all product warranties at and for the years ended March 2017, 2016 and 2015 was not material to our financial position or results of operations.  See additional discussion of tire road hazard warranty agreements under the “Revenue recognition” section of this footnote.

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

Treasury stock

Treasury stock is accounted for using the par value method.  During the year ended March 26, 2016, Monro’s Chief Executive Officer surrendered 32,000 shares of Monro’s Common Stock at fair market value to pay the exercise price and the related taxes on the exercise of 89,000 stock options.  Additionally, Monro’s Executive Chairman surrendered 100,000 shares of Common Stock at fair market value to pay the exercise price and to satisfy tax withholding obligations on the exercise of 150,000 stock options.  During the year ended March 28, 2015, Monro’s Chief Executive Officer surrendered 77,000 shares of Monro’s Common Stock at fair market value to pay the exercise price on the exercise of 113,000 stock options.  There was no activity for the Chief Executive Officer or Executive Chairman during the year ended March 25, 2017.

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

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average fair value of options granted during fiscal 2017, 2016 and 2015 was $12.17,  $13.10 and $11.27, respectively.  The fair values of the options granted were estimated on the date of their grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended Fiscal March
	2017	2016	2015
Risk-free interest rate	1.20%	1.25%	1.23%
Expected life, in years	4	4	4
Expected volatility	25.9%	27.2%	27.7%
Expected dividend yield	1.10%	0.96%	0.99%

Total stock-based compensation expense included in cost of sales and selling, general and administrative expenses in Monro’s Consolidated Statements of Comprehensive Income for the fiscal years ended March 25, 2017, March 26, 2016 and March 28, 2015 was $2.5 million, $2.8 million and $3.3 million, respectively.  The related income tax benefit was $1.0 million, $1.0 million and $1.2 million, respectively.

Earnings per share

Basic earnings per share are calculated by dividing net income less preferred stock dividends by the weighted average number of shares of Common Stock outstanding during the year.  Diluted earnings per share are calculated by dividing net income by the weighted average number of shares of Common Stock and equivalents outstanding during the year.  Common Stock equivalents represent shares issuable upon the assumed exercise of stock options.  (See Note 10.)

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

Prepaid advertising at March 25, 2017 and March 26, 2016, and advertising expense for the fiscal years ended March 2017, 2016 and 2015, were not material to these financial statements.

Vendor rebates and cooperative advertising credits

We account for vendor rebates and cooperative advertising credits as a reduction of the cost of products purchased, except where the rebate or credit is a reimbursement of costs incurred to sell the vendor’s product, in which case it is offset against the costs incurred.

Guarantees

At the time we issue a guarantee, we recognize an initial liability for the fair value, or market value, of the obligation we assume under that guarantee.  Monro has guaranteed certain lease payments, primarily related to franchisees, amounting to $7.5 million.  This amount represents the maximum potential amount of future payments under the guarantees as of March 25, 2017.  The leases are guaranteed through April 2020.  In the event of default by the franchise owner, Monro generally retains the right to assume the lease of the related store, enabling Monro to re-franchise the location or to operate that location as a Company-operated store.  As of March 25, 2017, we have recorded a liability of $.6 million related to anticipated defaults under the foregoing leases.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance for the reporting of revenue from contracts with customers.  This guidance provides guidelines a company will apply to determine the measurement of revenue and timing of when it is recognized.  Additional guidance has subsequently been issued to amend or clarify the reporting of revenue from contracts with customers.  The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017.  Early adoption is permitted, but not before the original effective date of December 15, 2016.  While the evaluation of the impact of the new revenue recognition guidance on our Consolidated Financial Statements has not yet been fully determined, we anticipate the provisions to primarily impact the deferral of revenue generated by the sale of an extended warranty.  Generally, in relation to these provisions, the new guidance will require the transaction price of an arrangement including an extended warranty to be allocated based on the relative standalone selling prices of the extended warranty and the original service/product rather than the contract price of the extended warranty.  Therefore, the allocation may impact the amount of revenue deferred.  We are required to adopt this guidance utilizing one of two methods: retrospective restatement for each reporting period presented at time of adoption, or a modified retrospective approach with the cumulative effect of initially applying this guidance recognized at the date of initial application.  We intend to elect an adoption methodology after we have fully evaluated the impact on our Consolidated Financial Statements, however, we do not expect this change to have a material impact on our Consolidated Financial Statements.  We are currently preparing to implement changes to our accounting policies, systems and controls to support the new revenue recognition and disclosure requirements.

In August 2014,  the FASB issued new accounting guidance for the disclosure of an entity’s ability to continue as a going concern.  This guidance establishes specific guidelines to an entity’s management on their responsibility to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern.  This guidance is effective for fiscal years ending after December 15, 2016, and interim periods thereafter. We have adopted this guidance during the fourth quarter of fiscal 2017 and we have evaluated the Company’s ability to continue as a going concern as well as the need for related footnote disclosure.   We have concluded no disclosure is necessary regarding the Company’s ability to continue as a going concern.

In February 2016, the FASB issued new accounting guidance related to leases.  This guidance establishes a right of use (“ROU”) model that requires a lessee to record a ROU asset and lease liability on the balance sheet for all leases with terms longer than twelve months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition.   The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  Early adoption is permitted.  Approximately 50% of our store leases and all of our land leases are currently not recorded on our balance sheet.  Recording ROU assets and liabilities for these leases is expected to have a material impact on our balance sheet.  We are currently evaluating the impact that recording ROU assets and liabilities will have on our statements of comprehensive income and the financial statement impact that the standard will have on leases which are currently recorded on our balance sheet.

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

In January 2017, the FASB issued new accounting guidance which clarifies the definition of a business, particularly when evaluating whether transactions should be accounted for as acquisitions or dispositions of assets or businesses.  This guidance provides a screen to determine when a set of assets and activities (collectively referred to as a “set”) is not a business.  This screen requires that when substantially all of the fair value of the assets is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business.   If the screen is not met, the guidance provides a framework to evaluate whether both an input and a substantive process are present to be considered a business.   This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017.   Early adoption is permitted for certain transactions. We are currently evaluating the potential impact of the adoption of this guidance on our Consolidated Financial Statements.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In January 2017, the FASB issued new accounting guidance simplifying the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which required the determination of an implied fair value of goodwill.   Under this guidance, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.  An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.  This guidance is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.   This guidance is not expected to have an impact on our Consolidated Financial Statements.

In March 2017, the FASB issued accounting guidance related to the presentation of net periodic pension cost and net periodic postretirement benefit cost.   This guidance requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. The other components of net benefit cost are to be presented separately from the service cost component and outside of any subtotal of income from operations. Employers will have to disclose the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. This guidance is effective for fiscal years and interim periods beginning after December 15, 2017, and should be applied retrospectively.  Early adoption is permitted as of the beginning of an annual period for which financial statements have not yet been issued.  This guidance is not expected to have an impact on our Consolidated Financial Statements.

Other recent authoritative guidance issued by the FASB (including technical corrections to the Accounting Standards Codification) and the Securities and Exchange Commission did not, or are not expected to have a material effect on Monro’s Consolidated Financial Statements.

NOTE 2 – ACQUISITIONS

Monro’s acquisitions are strategic moves in our plan to fill in and expand our presence in our existing and contiguous markets, and leverage fixed operating costs such as distribution, advertising and administration.  Acquisitions in this footnote include acquisitions of five or more locations as well as acquisitions of one to four locations that are part of the Company’s greenfield store growth strategy.

Subsequent Events

We have signed definitive asset purchase agreements to complete the acquisition of five retail tire and automotive repair stores located within our existing markets through four additional acquisitions.  These transactions are expected to close during the first quarter of fiscal 2018.  The acquisitions are expected to be financed through our existing credit facility.

On April 23, 2017, we acquired one retail tire and automotive repair store located in Florida from Collier Automotive Group, Inc.  The store operates under The Tire Choice name.  The acquisition was financed through our existing credit facility.

Fiscal 2017

During fiscal 2017, we acquired the following businesses for an aggregate purchase price of $141.8 million.  The acquisitions were financed through our existing credit facility.  The results of operations for these acquisitions are included in Monro’s financial results from the respective acquisition dates.

•	On February 26, 2017, we acquired 16 retail tire and automotive repair stores located in Illinois and Iowa from Nona, Inc., a Car-X franchisee. These stores operate under the Car-X name.

•	On February 5, 2017, we acquired two retail tire and automotive repair stores located in North Carolina and Virginia from Thrifty Tire of Roxboro, LLC. These stores operate under the Mr. Tire name.

•	On October 16, 2016, we acquired one retail tire and automotive repair store located in Rhode Island from Hamel Tire Center, Inc. This store operates under the Monro name.

•	On October 2, 2016, we acquired three retail tire and automotive repair stores located in Ohio from Parkway D/C Enterprises, Inc. These stores operate under the Mr. Tire name.

•	On September 19, 2016, we acquired one retail tire and automotive repair store located in Florida from Florida Tire Service, LLC. This store will operate under The Tire Choice name.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	On September 18, 2016, we acquired two retail tire and automotive repair stores located in Michigan from Davco Development Company and Ricketts, Inc. These stores operate under the Monro name.

•

On September 11, 2016, we acquired 26 retail tire and automotive repair stores and one retread facility located in North Carolina, as well as four wholesale locations in North Carolina, South Carolina and Tennessee, from Clark Tire & Auto, Inc.  These stores operate under the Mr. Tire name.  The wholesale locations and retread facility operate under the Tires Now name.

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

•

On May 1, 2016, we acquired 29 retail tire and automotive repair stores and one retread facility located in Florida from McGee Tire Stores, Inc.  These stores will operate primarily under The Tire Choice name.  The retread facility operates under the McGee Tire name.

These acquisitions resulted in goodwill related to, among other things, growth opportunities, synergies and economies of scale expected from combining these businesses with ours, and unidentifiable intangible assets. All of the goodwill is expected to be deductible for tax purposes. We have recorded finite-lived intangible assets at their estimated fair value related to customer relationships, favorable leases and trade names.

We expensed all costs related to acquisitions during fiscal 2017. The total costs related to completed acquisitions were $1.0 million for the year ended March 25, 2017.  These costs are included in the Consolidated Statements of Comprehensive Income primarily under operating, selling, general and administrative expenses.

Sales and net loss for the fiscal 2017 acquired locations totaled $104.9 million and approximately ($1.0) million, respectively, for the period from acquisition date through March 25, 2017. The net loss includes an allocation of certain traditional corporate related items, including vendor rebates, interest expense and income taxes.

Supplemental pro forma information for the current or prior reporting periods has not been presented due to the impracticability of obtaining detailed, accurate or reliable data for the periods the acquired entities were not owned by Monro.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The preliminary fair values of identifiable assets acquired and liabilities assumed were based on preliminary valuation data and estimates. The excess of the net purchase price over the net tangible and intangible assets acquired was recorded as goodwill.  The preliminary allocation of the aggregate purchase price as of March 25, 2017 was as follows:

As of Acquisition Date
(Dollars in thousands)
Cash and equivalents	$15
Trade receivables	6,977
Inventories	18,432
Other current assets	416
Property, plant and equipment	31,993
Intangible assets	21,394
Other non-current assets	208
Long-term deferred income tax assets	9,334
Total assets acquired	88,769
Warranty reserves	491
Other current liabilities	3,970
Long-term capital leases and financing obligations	41,011
Other long-term liabilities	1,141
Total liabilities assumed	46,613
Total net identifiable assets acquired	$42,156
Total consideration transferred	$141,807
Less: total net identifiable assets acquired	42,156
Goodwill	$99,651

The total consideration of $141.8 million is comprised of $141.7 million in cash, and a $.1 million payable to a seller.  The payable is being paid via equal annual payments through September 2019.

The following are the intangible assets acquired and their respective fair values and weighted average useful lives.

	As of Acquisition Date
		Weighted
	Dollars	Average
	in thousands	Useful Life
Customer lists	$11,999	13 years
Favorable leases	6,440	14 years
Trade names	2,955	17 years
Total	$21,394	14 years

We continue to refine the valuation data and estimates related to inventory, road hazard warranty, intangible assets, real estate and real property leases for the fiscal 2017 acquisitions and expect to complete the valuations no later than the first anniversary date of the respective acquisition.  We anticipate that adjustments will continue to be made to the fair values of identifiable assets acquired and liabilities assumed and those adjustments may or may not be material.

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

These acquisitions resulted in goodwill related to, among other things, growth opportunities, synergies and economies of scale expected from combining these businesses with ours, and unidentifiable intangible assets. All of the goodwill is expected to be deductible for tax purposes. We have recorded finite-lived intangible assets at their estimated fair value related to franchise agreements, trade name, favorable leases and customer relationships.

We expensed all costs related to acquisitions during fiscal 2016. The total costs related to completed acquisitions were $.7 million for the year ended March 26, 2016.  These costs are included in the Consolidated Statements of Comprehensive Income primarily under operating, selling, general and administrative expenses.

Sales, including franchise royalty income, and net income for the fiscal 2016 acquired locations totaled $24.8 million and approximately $1.4 million, respectively, for the period from acquisition date through March 26, 2016. Net income includes an allocation of certain traditional corporate related items, including vendor rebates, interest expense and income taxes.

Supplemental pro forma information for the current or prior reporting periods has not been presented due to the impracticability of obtaining detailed, accurate or reliable data for the periods the acquired entities were not owned by Monro.

We finalized the purchase accounting relative to the fiscal 2016 acquisitions during fiscal 2017.  As a result of the final purchase price allocations, certain of the fair value amounts previously estimated were adjusted during the measurement period.  These measurement period adjustments related to updated valuation reports and appraisals received from our external valuation specialists, as well as revisions to internal estimates.  The changes in estimates recorded in fiscal 2017 include an increase in trade receivables of $.1 million; an increase in property, plant and equipment of $2.6 million; an increase in intangible assets of $.4 million; an increase in long-term deferred income tax assets of $1.4 million; an increase in other current liabilities of $.6 million; an increase in long-term capital leases and financing obligations of $5.8 million; and an increase in total other liabilities of $.1 million.  The measurement period adjustments resulted in an increase to goodwill of $2.0 million.

These adjustments were not material to the Consolidated Statements of Comprehensive Income for the fiscal years ended March 25, 2017 and March 26, 2016.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have recorded the identifiable assets acquired and liabilities assumed at their values as of their respective acquisition dates (including any measurement prior adjustments), with the remainder recorded as goodwill as follows:

As of Acquisition Date
(Dollars in thousands)
Trade receivables	$377
Inventories	916
Other current assets	502
Property, plant and equipment	13,785
Intangible assets	11,678
Other non-current assets	25
Long-term deferred income tax assets	6,902
Total assets acquired	34,185
Warranty reserves	184
Other current liabilities	2,202
Long-term capital leases and financing obligations	27,975
Other long-term liabilities	885
Total liabilities assumed	31,246
Total net identifiable assets acquired	$2,939
Total consideration transferred	$51,139
Less: total net identifiable assets acquired	2,939
Goodwill	$48,200

The total consideration of $51.1 million is comprised of $45.1 million in cash, and a $6.0 million payable to a seller.  The payable is being liquidated via equal monthly payments through August 2022.

The following are the intangible assets acquired and their respective fair values and weighted average useful lives.

	As of Acquisition Date
		Weighted
	Dollars	Average
	in thousands	Useful Life
Franchise agreements	$7,100	13 years
Trade name	2,000	15 years
Favorable leases	1,889	13 years
Customer lists	689	7 years
Total	$11,678	13 years

NOTE 3 – OTHER CURRENT ASSETS

The composition of other current assets is as follows:

	Year Ended Fiscal March
	2017	2016
	(Dollars in thousands)
Vendor rebates receivable	$14,327	$11,984
Other	18,312	16,690
	$32,639	$28,674

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

The major classifications of property, plant and equipment are as follows:

	March 25, 2017			March 26, 2016
		Assets Under			Assets Under
		Capital Lease/			Capital Lease/
	Assets	Financing		Assets	Financing
	Owned	Obligations	Total	Owned	Obligations	Total
	(Dollars in thousands)
Land	$83,675		$83,675	$80,195		$80,195
Buildings and improvements	223,566	$147,786	371,352	212,421	$112,969	325,390
Equipment, signage and fixtures	225,977		225,977	208,204		208,204
Vehicles	28,831		28,831	23,608		23,608
Construction-in-progress	3,164		3,164	2,539		2,539
	565,213	147,786	712,999	526,967	112,969	639,936
Less - Accumulated depreciation and amortization	282,196	36,169	318,365	258,516	29,838	288,354
	$283,017	$111,617	$394,634	$268,451	$83,131	$351,582

Depreciation expense totaled $39.5 million, $36.0 million and $32.1 million for the fiscal years ended March 2017, 2016 and 2015, respectively.

Amortization expense recorded under capital leases and financing obligations and included in depreciation expense above totaled $9.5 million, $7.5 million and $5.7 million for the fiscal years ended March 2017, 2016 and 2015, respectively.

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill during fiscal 2017 and 2016 were as follows:

Dollars in thousands
Balance at March 28, 2015	$349,088
Fiscal 2016 acquisitions	46,247
Adjustments to fiscal 2015 purchase accounting	4,326
Other adjustments	471
Balance at March 26, 2016	400,132
Fiscal 2017 acquisitions	99,651
Adjustments to fiscal 2016 purchase accounting	1,953
Balance at March 25, 2017	$501,736

In fiscal 2016, the other adjustments relate to an immaterial correction of an out of period error related to the lease liability for a fiscal 2013 acquisition.

The composition of other intangible assets is as follows:

	Year Ended Fiscal March
	2017		2016
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(Dollars in thousands)
Customer lists	$34,489	$16,372	$22,490	$13,283
Favorable leases	25,378	7,764	18,418	5,996
Trade names	20,852	8,358	18,002	6,960
Franchise agreements	7,220	1,167	7,320	487
Other intangible assets	540	530	540	524
Total intangible assets	$88,479	$34,191	$66,770	$27,250

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Monro’s intangible assets are being amortized over their estimated useful lives.  The weighted average useful lives of Monro’s intangible assets are approximately 10 years for customer lists, 14 years for favorable leases,  14 years for trade names, 13 years for franchise agreements and five years for other intangible assets.

Amortization of intangible assets, excluding amortization of favorable leases included in rent expense, during fiscal 2017, 2016 and 2015 totaled $5.1 million, $3.8 million and $3.6 million, respectively.

Estimated future amortization of intangible assets is as follows:

	Customer lists/
	Trade names/
	Franchise agreements/	Favorable
Year Ending Fiscal March	Other	Leases
	(Dollars in thousands)
2018	$5,397	$1,887
2019	4,804	1,823
2020	3,845	1,774
2021	3,183	1,707
2022	2,891	1,590

NOTE 6 – LONG-TERM DEBT, CAPITAL LEASES AND FINANCING OBLIGATIONS

Long-term debt, capital leases and financing obligations consist of the following:

	March 25,	March 26,
	2017	2016
	(Dollars in thousands)
Revolving Credit Facility, LIBOR-based (a)	$182,297	$103,315
Note payable, non-interest bearing, due in equal installments through September 2019	60	—
Less – Current portion of long-term debt	(20)	—
Long-term debt	$182,337	$103,315
Obligations under capital leases and financing obligations at various interest rates, due in installments through May 2045	$228,444	$176,974
Less – Current portion of capital leases and financing obligations	(15,278)	(11,244)
Long-term capital leases and financing obligations	$213,166	$165,730

_________________

(a)	The London Interbank Offered Rate (LIBOR) at March 25, 2017 was .98%.

In January 2016, we entered into a new five-year $600 million Revolving Credit Facility agreement with nine banks (the “Credit Facility”).  The Credit Facility replaced our previous revolving credit facility, as amended, which would have expired in December 2017.  Interest only is payable monthly throughout the Credit Facility’s term.  The Credit Facility increased our borrowing capacity from our prior financing agreement by $350 million to $600 million, and includes an accordion feature permitting us to request an increase in availability of up to an additional $100 million, an increase of $25 million from our prior revolving credit facility.  The expanded facility bears interest at 75 to 175 basis points over LIBOR.  The Credit Facility requires fees payable quarterly throughout the term between .15% and .35% of the amount of the average net availability under the Credit Facility during the preceding quarter.  There was $182.3 million outstanding under the Credit Facility at March 25, 2017.  We were in compliance with all debt covenants as of March 25, 2017.

At March 25, 2017 and March 26, 2016, the interest rate spread paid by the Company was 100 basis points over LIBOR.

Within the Credit Facility, we have a sub-facility of $80 million for the purpose of issuing standby letters of credit.  The line requires fees aggregating 87.5 to 187.5 basis points over LIBOR annually of the face amount of each standby letter of credit, payable quarterly in arrears.  There was $26.5 million in an outstanding letter of credit at March 25, 2017.

The net availability under the Credit Facility at March 25, 2017 was $391.2 million.

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

Long-term debt had a carrying amount and a fair value of $182.4 million as of March 25, 2017, as compared to a carrying amount and a fair value of $103.3 million as of March 26, 2016.  The fair value of long-term debt was estimated based on discounted cash flow analyses using either quoted market prices for the same or similar issues, or the current interest rates offered to Monro for debt with similar maturities.

In addition, we have financed certain store properties with capital leases/financing obligations, which amount to $228.4 million and are due in installments through May 2045.  We also have a $.1 million payable to the seller of an acquired business at March 25, 2017, due in equal installments through September 2019.

Aggregate debt maturities over the next five years are as follows:

	Capital Leases/
	Financing Obligations
	Aggregate	Imputed	All Other
Year Ending Fiscal March	Amount	Interest	Debt	Total
	(Dollars in thousands)

2018	$30,960	$(15,682)	$20	$15,298
2019	31,487	(14,961)	20	16,546
2020	31,503	(13,908)	20	17,615
2021	32,173	(12,683)	182,297	201,787
2022	31,513	(11,293)		20,220

NOTE 7 – INCOME TAXES

The components of the provision for income taxes are as follows:

	Year Ended Fiscal March
	2017	2016	2015
	(Dollars in thousands)
Current -
Federal	$22,040	$29,202	$28,262
State	2,422	2,825	2,956
	24,462	32,027	31,218
Deferred -
Federal	10,120	6,216	6,194
State	1,136	373	144
	11,256	6,589	6,338
Total	$35,718	$38,616	$37,556

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax (liabilities) assets consist of the following:

	March 25,	March 26,
	2017	2016
	(Dollars in thousands)
Goodwill	$(39,715)	$(31,075)
Other	(968)	(266)
Total deferred tax liabilities	(40,683)	(31,341)
Property and equipment	36,980	28,085
Insurance reserves	11,075	11,626
Warranty and other reserves	4,810	4,671
Stock options	2,509	3,040
Other	9,354	9,274
Total deferred tax assets	64,728	56,696
Net deferred tax assets	$24,045	$25,355

We have $4.4 million of state net operating loss carryforwards available as of March 25, 2017.  The carryforwards expire in varying amounts through 2037.  Based on all available evidence, we have determined that it is more likely than not that sufficient taxable income of the appropriate character within the carryforward period will exist for the realization of the tax benefits on existing state net operating loss carryforwards.

We believe it is more likely than not that all other future tax benefits will be realized as a result of current and future income.

A reconciliation between the U. S. federal statutory tax rate and the effective tax rate reflected in the accompanying financial statements is as follows:

	Year Ended Fiscal March
	2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Federal income tax based on statutory tax rate applied to income before taxes	$34,035	35.0	$36,897	35.0	$34,774	35.0
State income tax, net of federal income tax benefit	2,700	2.8	2,306	2.2	2,170	2.2
Other	(1,017)	(1.1)	(587)	(0.6)	612	0.6
	$35,718	36.7	$38,616	36.6	$37,556	37.8

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a rollforward of Monro’s liability for income taxes associated with unrecognized tax benefits:

Dollars in thousands
Balance at March 29, 2014	$5,900
Tax positions related to current year:
Additions	2,066
Reductions
Tax positions related to prior years:
Additions	164
Reductions	33
Settlements
Lapses in statutes of limitations	(668)
Balance at March 28, 2015	7,495
Tax positions related to current year:
Additions	1,116
Reductions
Tax positions related to prior years:
Additions
Reductions	(922)
Settlements
Lapses in statutes of limitations	(760)
Balance at March 26, 2016	6,929
Tax positions related to current year:
Additions	981
Reductions
Tax positions related to prior years:
Additions	66
Reductions	(352)
Settlements
Lapses in statutes of limitations	(732)
Balance at March 25, 2017	$6,892

The total amount of unrecognized tax benefits was $6.9 million at March 25, 2017, the majority of which, if recognized, would affect the effective tax rate.

In the normal course of business, Monro provides for uncertain tax positions and the related interest and penalties, and adjusts its unrecognized tax benefits and accrued interest and penalties accordingly.  During the year ended March 28, 2015, we recognized interest and penalties of approximately $.1 million in income tax expense.   Additionally, we had approximately $.4 million of interest and penalties associated with uncertain tax benefits accrued as of March 25, 2017 and March 26, 2016.

We file U.S. federal income tax returns and income tax returns in various state jurisdictions.  Monro’s fiscal 2014 through 2016 U.S. federal tax years and various state tax years remain subject to income tax examinations by tax authorities.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 – STOCK OWNERSHIP

A summary of the changes in the number of shares of Common Stock, Class C preferred stock and treasury stock is as follows:

		Class C
	Common	Convertible
	Stock	Preferred	Treasury
	Shares	Stock Shares	Stock
	Issued	Issued	Shares
Balance at March 29, 2014	37,567,902	32,500	6,076,951
Stock options exercised	439,635		103,538
Balance at March 28, 2015	38,007,537	32,500	6,180,489
Stock options exercised	549,141		136,163
Balance at March 26, 2016	38,556,678	32,500	6,316,652
Conversion of preferred shares	250,212	(10,698)
Stock options exercised	205,299		5,765
Balance at March 25, 2017	39,012,189	21,802	6,322,417

Holders of at least 60% of the Class C preferred stock must approve any action authorized by the holders of Common Stock.  In addition, there are certain restrictions on the transferability of shares of Class C preferred stock.  In the event of a liquidation, dissolution or winding-up of Monro, the holders of the Class C preferred stock would be entitled to receive $1.50 per share out of the assets of Monro before any amount would be paid to holders of Common Stock.  The conversion value of the Class C convertible preferred stock was $.064 per share at March 25, 2017 and March 26, 2016.

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

The 1994 Plan had a total of 675,345 common shares authorized for issuance; the 1998 Plan had a total of 4,016,250 shares authorized for issuance; and the 2003 Plan had a total of 315,000 shares authorized for issuance (all as retroactively adjusted for stock splits).  Upon authorization of the 2007 Plan by shareholders, 628,620 shares (as retroactively adjusted for stock splits) were transferred from the 1998 and 2003 Plans into the 2007 Plan, bringing the total authorized shares to 1,501,620 (as retroactively adjusted for stock splits).  In addition, in May 2013 and 2010, the Compensation Committee of the Board of Directors authorized an additional 2,000,000 and 1,500,000 shares (as retroactively adjusted for stock splits), respectively, of common stock for grant under the 2007 Plan, which were approved by shareholders in August 2013 and August 2010, respectively.  At March 25, 2017, there were a total of 5,001,620 shares authorized for grant under the 2007 Plan (as retroactively adjusted for stock splits), including the shares transferred from the 1998 and 2003 Plans.

Generally, employee options vest over a four year period, and have a duration of six to ten years.  Outstanding options are exercisable for various periods through March 2023.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of changes in outstanding stock options is as follows:

	Weighted
	Average
	Exercise	Options
	Price	Outstanding
At March 29, 2014	$31.58	1,773,401
Granted	$52.73	211,225
Exercised	$31.98	(439,635)
Canceled	$43.04	(26,661)
At March 28, 2015	$34.21	1,518,330
Granted	$62.28	243,410
Exercised	$29.59	(549,141)
Canceled	$50.69	(23,808)
At March 26, 2016	$41.75	1,188,791
Granted	$62.01	232,560
Exercised	$31.61	(485,660)
Canceled	$61.20	(39,347)
At March 25, 2017	$51.67	896,344

The total shares exercisable at March 25, 2017,  March 26, 2016 and March 28, 2015  were 563,109,  789,422 and 1,098,601, respectively.  The weighted average exercise price of all shares exercisable at March 25, 2017 was $46.61.  There were 1,549,716 shares available for grant at March 25, 2017.

The weighted average contractual term of all options outstanding at March 25, 2017 and March 26, 2016 was 3.1 years and 3.0 years, respectively.  The aggregate intrinsic value of all options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) outstanding at March 25, 2017 and March 26, 2016 was $4.9 million and $33.2 million, respectively.

The weighted average contractual term of all options exercisable at March 25, 2017 and March 26, 2016 was 2.4 years and 2.5 years, respectively.  The aggregate intrinsic value of all options exercisable at March 25, 2017 and March 26, 2016 was $4.8 million and $26.0 million, respectively.

A summary of the status of and changes in nonvested stock options granted is as follows:

		Weighted
		Average
		Grant-Date
		Fair Value
	Options	(per Option)
Non-vested at March 29, 2014	612,829	$8.88
Granted	211,225	$11.27
Vested	(382,197)	$9.22
Canceled	(22,128)	$10.37
Non-vested at March 28, 2015	419,729	$9.70
Granted	243,410	$13.10
Vested	(242,841)	$10.38
Canceled	(20,929)	$10.18
Non-vested at March 26, 2016	399,369	$11.26
Granted	232,560	$12.17
Vested	(266,112)	$10.48
Canceled	(32,582)	$12.79
Non-vested at March 25, 2017	333,235	$12.37

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding at March 25, 2017:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average	Shares	Average
Range of	Shares	Remaining	Exercise	Under	Exercise
Exercise Prices	Under Option	Life	Price	Option	Price
$11.76 - $44.49	269,881	1.36	$34.36	255,924	$33.83
$44.50 - $57.25	241,393	3.28	$53.45	122,843	$52.05
$57.26 - $62.53	219,635	4.23	$60.13	108,217	$59.03
$62.54 - $75.76	165,435	4.24	$66.10	76,125	$63.18

During the fiscal years ended March 25, 2017, March 26, 2016 and March 28, 2015, the fair value of awards vested under Monro’s stock plans was $2.8 million, $2.5 million and $3.5 million, respectively.

The aggregate intrinsic value is based on Monro’s closing stock price of $52.15,  $69.68 and $64.96 as of the last trading day of the periods ended March 25, 2017, March 26, 2016 and March 28, 2015, respectively.  The aggregate intrinsic value of options exercised during the fiscal years ended March 25, 2017, March 26, 2016 and March 28, 2015 was $13.3 million, $22.3 million and $10.3 million, respectively.  As of March 25, 2017, there was $3.2 million of unrecognized compensation expense related to non-vested fixed stock options that is expected to be recognized over a weighted average period of approximately three years.

Cash received from option exercises under all stock option plans was $3.5 million, $8.6 million and $8.7 million for the fiscal years ended March 25, 2017, March 26, 2016 and March 28, 2015, respectively.  The actual tax benefit realized for the tax deductions from option exercises was $3.5 million, $6.7 million and $2.2 million for the fiscal years ended March 25, 2017, March 26, 2016 and March 28, 2015, respectively.

Monro issues new shares of Common Stock upon the exercise of stock options.

NOTE 10 – EARNINGS PER COMMON SHARE

The following is a reconciliation of basic and diluted earnings per common share for the respective years:

	Year Ended Fiscal March
	2017	2016	2015
	(Amounts in thousands, except per share data)
Numerator for earnings per common share calculation:
Net Income	$61,526	$66,805	$61,799
Less: Preferred stock dividends	(447)	(456)	(395)
Income available to common stockholders	$61,079	$66,349	$61,404
Denominator for earnings per common share calculation:
Weighted average common shares, basic	32,413	32,026	31,605
Effect of dilutive securities:
Preferred stock	675	760	760
Stock options	213	567	579
Weighted average common shares, diluted	33,301	33,353	32,944
Basic earnings per common share:	$1.88	$2.07	$1.94
Diluted earnings per common share:	$1.85	$2.00	$1.88

The computation of diluted earnings per common share for fiscal 2017, 2016 and 2015 excludes the effect of assumed exercise of approximately 304,000,  171,000 and 145,000 of stock options, respectively, as the exercise price of these options was greater than the average market value of Monro’s Common Stock for those periods, resulting in an anti-dilutive effect on diluted earnings per share.

NOTE 11 – OPERATING LEASES AND OTHER COMMITMENTS

We lease various facilities under noncancellable lease agreements which expire at various dates through fiscal 2041.  In addition to stated minimum payments, certain real estate leases have provisions for contingent rentals when retail sales exceed specified levels.  Generally, the leases provide for renewal for various periods at stipulated rates.  Most of the facilities’ leases require payment of property taxes, insurance and maintenance costs in addition to rental payments, and several provide an option to purchase the property at the end of the lease term.

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

Future minimum payments required under noncancellable leases (including closed stores) are as follows:

		Less -
		Sublease
Year Ending Fiscal March	Leases	Income	Net
	(Dollars in thousands)
2018	$35,668	$(91)	$35,577
2019	29,188	(68)	29,120
2020	23,081	(73)	23,008
2021	18,362	(74)	18,288
2022	13,280	(78)	13,202
Thereafter	35,281	(306)	34,975
Total	$154,860	$(690)	$154,170

Rent expense under operating leases, net of sublease income, totaled $38,628,000,  $36,717,000 and $35,848,000 in fiscal 2017, 2016 and 2015, respectively, including contingent rentals of $46,000,  $59,000 and $44,000 in each respective fiscal year.  Sublease income totaled $130,000,  $149,000 and $161,000, respectively, in fiscal 2017, 2016 and 2015.

We enter into contracts with parts and tire suppliers, certain of which require us to buy (at market competitive prices) up to 100% of our annual purchases of specific products.  The agreements expire at various dates.  We believe these agreements provide us with high quality, branded merchandise at preferred pricing, along with strong marketing and training support.

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

Effective as of those dates, each company’s Board of Directors approved plan amendments whereby the benefits of each of the defined benefit plans would be frozen and the plans would be closed to new participants.  Prior to these amendments, coverage under the plans began after employees completed one year of service and attained age 21.  Benefits under both plans, and now the merged plan, are based primarily on years of service and employees’ pay near retirement.  The funding policy for Monro’s merged plan is consistent with the funding requirements of Federal law and regulations.  The measurement date used to determine the pension plan measurements disclosed herein is March 31 for both 2017 and 2016.

The funded/(underfunded) status of Monro’s defined benefit plan is recognized as an other non-current asset/other long-term liability in the Consolidated Balance Sheets as of March 25, 2017 and March 26, 2016, respectively.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The funded/(underfunded) status of the plan is set forth below:

	Fiscal March
	2017	2016
	(Dollars in thousands)
Change in Plan Assets:
Fair value of plan assets at beginning of year	$19,465	$20,241
Actual return on plan assets	2,309	(95)
Benefits paid	(1,072)	(681)
Fair value of plan assets at end of year	20,702	19,465
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	21,373	22,160
Interest cost	806	803
Actuarial gain	(702)	(909)
Benefits paid	(1,072)	(681)
Benefit obligation at end of year	20,405	21,373
Funded/(underfunded) status of plan	$297	$(1,908)

The projected and accumulated benefit obligations were equivalent at March 31 for both 2017 and 2016.

Amounts recognized in accumulated other comprehensive loss consist of:

	Year Ended
	Fiscal March
	2017	2016
	(Dollars in thousands)
Unamortized transition obligation	$0	$0
Unamortized prior service cost	0	0
Unamortized net loss	5,117	7,320
Total	$5,117	$7,320

Changes in plan assets and benefit obligations recognized in other comprehensive income consist of:

	Year Ended
	Fiscal March
	2017	2016
	(Dollars in thousands)
Net transition obligation	$0	$0
Prior service cost	0	0
Net actuarial income	2,203	73
Total	$2,203	$73

Pension (income) expense included the following components:

	Year Ended Fiscal March
	2017	2016	2015
	(Dollars in thousands)
Interest cost on projected benefit obligation	$806	$803	$832
Expected return on plan assets	(1,332)	(1,389)	(1,388)
Amortization of unrecognized actuarial loss	524	648	300
Net pension (income) expense	$(2)	$62	$(256)

The weighted-average assumptions used to determine benefit obligations are as follows:

	Year Ended
	Fiscal March
	2017	2016
Discount rate	3.98%	3.83%

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average assumptions used to determine net periodic pension costs are as follows:

	Year Ended Fiscal March
	2017	2016	2015
Discount rate	3.83%	3.69%	4.42%
Expected long-term return on assets	7.00%	7.00%	7.00%

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

Monro’s asset allocations, by asset category, are as follows at the end of each year:

	March 25,	March 26,
	2017	2016
Cash and cash equivalents	1.7%	3.4%
Fixed income	39.7%	36.8%
Equity securities	58.6%	59.8%
Total	100.0%	100.0%

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  The following table provides fair value measurement information for Monro’s major categories of defined benefit plan assets at March 25, 2017 and March 26, 2016, respectively:

	Fair Value Measurements at March 25, 2017 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Equity securities:
U.S. companies	$8,296	$7,984	$312
International companies	3,839	3,839
Fixed income:
U.S. corporate bonds	7,902		7,902
International bonds	317		317
Cash equivalents	348		348
Total	$20,702	$11,823	$8,879

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

There are no required or expected contributions in fiscal 2018 to the plan.

The following pension benefit payments are expected to be paid:

Year Ended
Fiscal March
(Dollars in thousands)
2018	$895
2019	929
2020	968
2021	1,026
2022	1,084
2023 - 2027	5,843

We have a 401(k)/Profit Sharing Plan that covers full-time employees who meet the age and service requirements of the plan.  The 401(k) salary deferral option was added to the plan during fiscal 2000.  The first employee deferral occurred in March 2000.  We make matching contributions consistent with the provisions of the plan.  Charges to expense for our matching contributions for fiscal 2017, 2016 and 2015 amounted to approximately $828,000,  $731,000 and $655,000, respectively.  We may also make annual profit sharing contributions to the plan at the discretion of Monro’s Compensation Committee.

We have a deferred compensation plan (the “Deferred Compensation Plan”) to provide an opportunity for additional tax-deferred savings to a select group of management or highly compensated employees.  The Deferred Compensation Plan permits participants to defer all or any portion of the compensation that would otherwise be payable to them for the calendar year.  In addition, Monro will credit to the participants’ accounts such amounts as would have been contributed to Monro’s 401(k)/Profit Sharing Plan but for the limitations that are imposed under the Internal Revenue Code based upon the participants’ status as highly compensated employees.  We may also make such additional discretionary allocations as are determined by the Compensation Committee.  The Deferred Compensation Plan is an unfunded arrangement and the participants or their beneficiaries have an unsecured claim against the general assets of Monro to the extent of their Deferred Compensation Plan benefits.  We maintain accounts to reflect the amounts owed to each participant.  At least annually, the accounts are credited with earnings or losses calculated on the basis of an interest rate or other formula as determined by Monro’s Compensation Committee.  The total liability recorded in our financial statements at March 25, 2017 and March 26, 2016 related to the Deferred Compensation Plan was $2,106,000 and $1,921,000, respectively.

Monro's management bonus plan provides for the payment of annual cash bonus awards to participating employees, as selected by our Board of Directors, based primarily on Monro's attaining pre-tax income targets established by our Board of Directors.  During the years ended March 25, 2017, March 26, 2016 and March 28, 2015, we recorded charges to expense of $463,000, $2,124,000 and $1,092,000, respectively.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13 – RELATED PARTY TRANSACTIONS

We are currently a party to leases for certain facilities where the lessor is a former officer of Monro or a family member of such former officer, or such former officer or family member has an interest in entities that are lessors. Six leases were assumed in March 2004 in connection with the Mr. Tire Acquisition, as well as one additional lease entered into during the year ended March 26, 2016. In March 2015, Monro purchased the property and building of one of these leased locations from this same former officer of Monro and a family member of such former officer for approximately $1.0 million. The payments under such operating and capital leases amounted to $754,000,  $711,000 and $717,000 for the fiscal years ended March 2017,  2016 and 2015, respectively. These payments are comparable to rents paid to unrelated parties. No amounts were payable at March 25, 2017 or March 26, 2016. No related party leases exist, other than these six leases, and no new leases are contemplated.

For many years, we had a consulting agreement with an investment banking firm associated with a principal shareholder/director of Monro to provide financial advice. In recent years, the agreement provided for an annual fee of $300,000, plus reimbursement of out-of-pocket expenses. Under this agreement, we incurred fees of $225,000 and $300,000 during the years ended March 26, 2016 and March 28, 2015, respectively. No amount was payable at March 26, 2016. Approximately half of all payments made to the investment banking firm under the consulting agreement were paid to another principal shareholder/director of Monro. In addition, this investment banking firm, from time to time, has provided other investment banking services to us for additional fees. During fiscal year 2016, with approval by the independent members of the Board of Directors (excluding the Director associated with this firm), we paid additional fees of $1,000,000 to this firm in connection with financial and strategic advisory services that were provided related to three unsuccessful acquisitions. In connection with making this payment, we negotiated that the aforementioned consulting agreement would end.

NOTE 14 – SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following transactions represent non-cash investing and financing activities during the periods indicated:

Year ended March 25, 2017

In connection with the fiscal 2017 acquisitions and fiscal 2016 acquisition measurement period adjustments (see Note 2), liabilities were assumed as follows:

Fair value of assets acquired	$93,316,000
Goodwill	101,604,000
Cash paid, net of cash acquired	(142,567,000)
Amounts payable to seller	740,000
Liabilities assumed	$53,093,000

In connection with the accounting for capital leases and financing obligations, we increased both property, plant and equipment and capital leases and financing obligations by $14,243,000.

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

Year ended March 28, 2015

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

	Year Ended Fiscal March
	2017	2016	2015
	(Dollars in thousands)
Cash paid during the year:
Interest, net	$20,970	$15,687	$11,119
Income taxes, net	$24,778	$25,322	$26,141

NOTE 15 – LITIGATION

We are currently a party to various claims and legal proceedings incidental to the conduct of our business.  If management believes that a loss arising from any of these matters is probable and can reasonably be estimated, we will record the amount of the loss, or the minimum estimated liability when the loss is estimated using a range, and no point within the range is more probable than another. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised, if necessary.  Litigation is subject to inherent uncertainties, and unfavorable rulings could occur and may include monetary damages.  If an unfavorable ruling were to occur, there exists the possibility of a material adverse impact on the financial position and results of operations of the period in which any such ruling occurs, or in future periods.  However, based on currently available information, management believes that the ultimate outcome of any of these matters, individually and in the aggregate, will not have a material adverse effect on our financial position, results of operations or cash flows.

NOTE 16 – SUBSEQUENT EVENTS

In May 2017, Monro’s Board of Directors declared a regular quarterly cash dividend of $.18 per common share or common share equivalent to be paid to shareholders of record as of June 2, 2017.  The dividend will be paid on June 12, 2017.

See Note 2 for a discussion of acquisitions subsequent to March 25, 2017.

MONRO MUFFLER BRAKE, INC. AND SUBSIDIARIES

SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth consolidated statement of income data by quarter for the years ended March 2017 and 2016.  Individual line items summed by quarters may not agree to the annual amounts reported due to rounding.

	Fiscal Quarter Ended
	June	Sept.	Dec.	March
	2016	2016	2016	2017
	(Amounts in thousands, except per share data)
Sales	$235,290	$245,927	$288,283	$252,011
Cost of sales	137,222	145,930	182,683	158,787
Gross profit (a)	98,068	99,997	105,600	93,224
Operating, selling, general and administrative expenses	66,773	68,072	72,526	73,133
Operating income	31,295	31,925	33,074	20,091
Interest expense, net	4,485	4,488	5,261	5,535
Other income, net	(154)	(126)	(165)	(183)
Income before provision for income taxes	26,964	27,563	27,978	14,739
Provision for income taxes	10,209	10,019	10,412	5,078
Net income	$16,755	$17,544	$17,566	$9,661
Basic earnings per share	$0.52	$0.54	$0.54	$0.29
Diluted earnings per share (b)	$0.50	$0.53	$0.53	$0.29
Weighted average number of common shares used in computing earnings per share
Basic	32,258	32,291	32,466	32,637
Diluted	33,327	33,317	33,292	33,289

	Fiscal Quarter Ended
	June	Sept.	Dec.	March
	2015	2015	2015	2016
	(Amounts in thousands, except per share data)
Sales	$236,520	$239,155	$238,942	$229,034
Cost of sales	136,802	138,430	145,575	137,141
Gross profit	99,718	100,725	93,367	91,893
Operating, selling, general and administrative expenses	66,111	66,632	66,937	65,434
Operating income	33,607	34,093	26,430	26,459
Interest expense, net	3,392	3,758	3,853	4,540
Other (income) expense, net	(106)	(103)	(198)	32
Income before provision for income taxes	30,321	30,438	22,775	21,887
Provision for income taxes	11,522	11,566	7,544	7,984
Net income	$18,799	$18,872	$15,231	$13,903
Basic earnings per share	$0.59	$0.59	$0.47	$0.43
Diluted earnings per share (b)	$0.57	$0.57	$0.46	$0.42
Weighted average number of common shares used in computing earnings per share
Basic	31,855	31,961	32,077	32,207
Diluted	33,108	33,160	33,333	33,293

_________________

(a)

We have evaluated the principal versus agent accounting guidance in assessing the appropriate presentation for certain transactions primarily related to our fiscal 2017 acquisitions.  We have determined agent accounting is appropriate for such transactions and therefore concluded the amounts previously presented on a gross basis should have been recorded on a net basis.  Accordingly, we have revised amounts previously recorded in connection with these transactions during the first and second quarters of fiscal 2017.  The revisions resulted in a reduction of sales and cost of sales by equal amounts of $1.6 million and $2.7 million for the first and second quarters of fiscal 2017, respectively.  These revisions were not material to any prior comparable period and did not impact gross profit as previously reported.

(b)	Earnings per share for each period was computed by dividing net income by the weighted average number of shares of Common Stock and Common Stock Equivalents outstanding during the respective quarters.

Significant fourth quarter adjustments

There were no material, extraordinary, unusual or infrequently occurring items recognized in the fourth quarter of fiscal 2017 or 2016.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that we file or submit pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (SEC) rules and forms, and that such information is accumulated and communicated to Monro’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In conjunction with the close of each fiscal quarter and under the supervision of our Chief Executive Officer and Chief Financial Officer, we conduct an evaluation of the effectiveness of our disclosure controls and procedures.  It is the conclusion of Monro’s Chief Executive Officer and Chief Financial Officer, based upon an evaluation completed as of March 25, 2017, that our disclosure controls and procedures were effective in ensuring that any material information relating to Monro was recorded, processed, summarized and reported to its principal officers to allow timely decisions regarding required disclosures.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that Monro's internal control over financial reporting was effective as of March 25, 2017, the end of our fiscal year.  Management has reviewed the results of its assessment with the Audit Committee of the Board of Directors.  The effectiveness of Monro's internal control over financial reporting as of March 25, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

Changes in Internal Controls over Financial Reporting

There were no changes in Monro’s internal control over financial reporting during the quarter ended March 25, 2017 that materially affected, or are reasonably likely to materially affect, Monro’s internal control over financial reporting.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning Monro’s shares authorized for issuance under its equity compensation plans at March 25, 2017 and security ownership of certain beneficial owners and management is incorporated herein by reference to the section captioned “Security Ownership of Principal Shareholders, Directors and Executive Officers” in the Proxy Statement.

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONRO MUFFLER BRAKE, INC.
(Registrant)

By:	/s/ John W. Van Heel
John W. Van Heel
Chief Executive Officer and President

Date: May 24, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John W. Van Heel	Chief Executive Officer, President	May 24, 2017
John W. Van Heel	and Director (Principal Executive Officer)

/s/ Robert G. Gross*	Executive Chairman, Director	May 24, 2017
Robert G. Gross

/s/ Brian J. D’Ambrosia	Senior Vice President- Finance,	May 24, 2017
Brian J. D’Ambrosia	Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Frederick M. Danziger*	Director	May 24, 2017
Frederick M. Danziger

/s/ Donald Glickman*	Director	May 24, 2017
Donald Glickman

/s/ Stephen C. McCluski*	Director	May 24, 2017
Stephen C. McCluski

/s/ Robert E. Mellor*	Director	May 24, 2017
Robert E. Mellor

/s/ Peter J. Solomon*	Director	May 24, 2017
Peter J. Solomon

/s/ James R. Wilen*	Director	May 24, 2017
James R. Wilen

/s/ Elizabeth A. Wolszon*	Director	May 24, 2017
Elizabeth A. Wolszon

* By: /s/ John W. Van Heel
John W. Van Heel, as Attorney-in-Fact

INDEX TO EXHIBITS

The following is a list of all exhibits filed herewith or incorporated by reference herein:

Exhibit No.	Document
3.01*	Restated Certificate of Incorporation of the Company, dated July 23, 1991, with Certificate of Amendment, dated November 1, 1991. (SEC File No:0-19357, 1992 Form 10-K, Exhibit No. 3.01)
3.01a*	Certificate of Change of the Certificate of Incorporation of the Company, dated January 26, 1996. (August 2004 Form S-3, Exhibit 4.1(b))
3.01b*	Certificate of Amendment to Restated Certificate of Incorporation, dated April 15, 2004. (August 2004 Form S-3, Exhibit No. 4.1(c))
3.01c*	Certificate of Amendment to Restated Certificate of Incorporation, dated October 10, 2007. (2008 Form 10-K, Exhibit 3.01c)
3.01d*	Certificate of Amendment to Restated Certificate of Incorporation, dated August 1, 2012. (2013 Form 10-K, Exhibit 3.01d)
3.02*	Amended and Restated By-Laws of the Company, dated August 7, 2012. (December 2012 Form 8-K, Exhibit No. 3.02)
10.01*	2007 Stock Incentive Plan, effective as of June 29, 2007. (May 2008 Form S-8, Exhibit No. 4)**
10.01a*	Amendment No. 1 to the 2007 Stock Incentive Plan, dated August 9, 2007. (May 2008 Form S-8, Exhibit No. 4.1)**
10.01b*	Amendment No. 2 to the 2007 Stock Incentive Plan, dated September 27, 2007. (May 2008 Form S-8, Exhibit No. 4.2)**
10.01c*	Amendment No. 3 to the 2007 Stock Incentive Plan, dated August 10, 2010. (August 2010 Form 8-K, Exhibit No. 10.1)**
10.01d*	Amendment No. 4 to the 2007 Stock Incentive Plan, dated May 16, 2012. (2012 Form 10-K, Exhibit No. 10.01d)**
10.01e*	Amendment No. 5 to the 2007 Stock Incentive Plan, dated June 28, 2013. (2013 Proxy, Exhibit A)**
10.01f*	Amendment No. 6 to the 2007 Stock Incentive Plan, dated June 28, 2013. (2014 Form 10-K, Exhibit No. 10.01f)**
10.03*	Monro Muffler Brake, Inc. Deferred Compensation Plan, dated January 1, 2005, and last amended and restated as of January 1, 2015. (2015 Form 10-K, Exhibit No. 10.03) **
10.04*	Monro Muffler Brake, Inc. Retirement Plan, adopted February 1, 1972, and last amended and restated as of April 1, 2013. (2014 Form 10-K, Exhibit No. 10.04) **
10.04a*

Amendment No. 1 to April 1, 2013 Restatement to Monro Muffler Brake, Inc. Retirement Plan, dated as of October 27, 2014 and effective as of June 26, 2013. (December 2015 Form 10-Q, Exhibit No. 10.04a)**

10.04b*

Amendment No. 2 to April 1, 2013 Restatement to Monro Muffler Brake, Inc. Retirement Plan, dated as of December 10, 2015 and effective as of April 1, 2015. (December 2015 Form 10-Q, Exhibit No. 10.04b)**

10.04c	Amendment No. 3 to April 1, 2013 Restatement to Monro Muffler Brake, Inc. Retirement Plan, dated as of January 30, 2017 and effective as of April 1, 2016.**
10.05*	Monro Muffler Brake, Inc. Profit Sharing Plan, adopted May 1, 1960, and last amended and restated as of December 8, 2014. (2015 Form 10-K, Exhibit No. 10.05)**

Exhibit No.	Document
10.05a*

First Amendment to December 8, 2014 Restatement to the Monro Muffler Brake, Inc. Profit Sharing Plan, dated December 10, 2015 and effective as of April 1, 2015. (December 2015 Form 10-Q, Exhibit No. 10.05a)**

10.07*	Employment Agreement, dated as of May 21, 2015 and effective as of October 1, 2015, between the Company and Robert G. Gross. (May 2015 Form 8-K, Exhibit No. 10.07)**
10.14*	Employment Agreement, dated August 27, 2014 and effective September 1, 2014, between the Company and Catherine D’Amico. (August 2014 Form 8-K, Exhibit No. 99.1)**
10.18*

Credit Agreement, dated as of January 25, 2016, by and among the Company and Citizens Bank, N.A., as Administrative Agent for the lenders party to the Credit Agreement. (January 2016 Form 8-K, Exhibit No. 10.18)

10.18a*	Amendment No. 1 to Credit Agreement, dated as of August 26, 2016. (September 2016 Form 10-Q, Exhibit No. 10.18a)
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
10.21*

Negative Pledge Agreement, dated as of January 25, 2016, by and among the Company, Monro Service Corporation, Car-X, LLC and Citizens Bank, N.A., as Administrative Agent for the lenders party to the Credit Agreement. (December 2015 Form 10-Q, Exhibit No. 10.21)

10.60*	Lease Agreement, dated as of November 1, 2011, between Monro Service Corporation and the County of Monroe Industrial Development Agency. (2012 Form 10-K, Exhibit No. 10.60)
10.61*	Leaseback Agreement, dated November 1, 2011, between the County of Monroe Industrial Development Agency and Monro Service Corporation. (2012 Form 10-K, Exhibit No. 10.61)
10.67*	Employment Agreement, dated as of August 7, 2012 and effective as of October 1, 2012, between the Company and John W. Van Heel. (August 2012 Form 8-K, Exhibit No. 99.1)**
10.68*	Employment Agreement, dated December 30, 2016 and effective as of January 1, 2017, between the Company and Brian J. D’Ambrosia. (January 2017 Form 8-K, Exhibit No. 10.68)**
10.69*	Employment Agreement, dated February 11, 2014 and effective April 1, 2014, between the Company and Joseph Tomarchio, Jr. (February 2014 Form 8-K, Exhibit No. 99.1)**
10.69a*	Amendment to Employment Agreement of Joseph Tomarchio, Jr., dated May 14, 2014 and effective April 1, 2014, between the Company and Joseph Tomarchio, Jr. (May 2014 Form 8-K, Exhibit No. 99.1)**
10.69b	Letter Agreement, effective April 1, 2017, between the Company and Joseph Tomarchio, Jr., terminating the Employment Agreement, as amended.**
10.72*†

Supply Agreement, dated as of August 1, 2012, by and between Ashland Consumer Markets (a commercial business unit of Ashland, Inc.) and Monro Service Corporation (December 2012 Form 10-Q, Exhibit No. 10.72)

10.77*	Monro Muffler Brake, Inc. Management Incentive Compensation Plan, effective as of June 1, 2002. (2002 Form 10-K, Exhibit No. 10.77)**
10.80*	Agreement, dated January 1, 1997, between The Three Marquees and Mr. Tire, Inc., as predecessor-in-interest to the Company, with respect to Store No. 753. (2004 Form 10-K, Exhibit No. 10.80)

Exhibit No.	Document
10.80a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 753. (2004 Form 10-K, Exhibit No. 10.80a)
10.80b*

Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by 1746 E. Joppa Road, LLC (formerly known as The Three Marquees), with respect to Store No. 753.  (2004 Form 10-K, Exhibit No. 10.80b)

10.80c*	Renewal Letter, dated March 6, 2006, from the Company to 1746 E. Joppa Road, LLC (formerly known as The Three Marquees), with respect to Store No. 753. (2006 Form 10-K, Exhibit No. 10.80c)
10.80d	Lease Amendment, dated September 17, 2014, from the Company to 1746 E. Joppa Road, LLC (formerly known as The Three Marquees), with respect to Store No. 753.
10.81*	Agreement, dated April 1, 1998, between 425 Manchester Road, LLC and Mr. Tire, Inc., as predecessor-in-interest to the Company, with respect to Store No. 754. (2004 Form 10-K, Exhibit No. 10.81)
10.81a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 754. (2004 Form 10-K, Exhibit No. 10.81a)
10.81b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by 425 Manchester Road, LLC, with respect to Store No. 754. (2004 Form 10-K, Exhibit No. 10.81b)
10.81c*	Renewal Letter, dated June 8, 2007, from the Company to 425 Manchester Road, LLC, with respect to Store No. 754. (2008 Form 10-K, Exhibit No. 10.81c)
10.82*	Agreement, dated January 1, 1997, between The Three Marquees and Mr. Tire, Inc., as predecessor-in-interest to the Company, with respect to Store No. 756. (2004 Form 10-K, Exhibit No. 10.82)
10.82a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 756. (2004 Form 10-K, Exhibit No. 10.82a)
10.82b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by The Three Marquees, with respect to Store No. 756. (2004 Form 10-K, Exhibit No. 10.82b)
10.82c*	Renewal Letter, dated March 6, 2006, from the Company to The Three Marquees, with respect to Store No. 756. (2006 Form 10-K, Exhibit No. 10.82c)
10.82d*	Renewal Letter, dated November 30, 2015, from the Company to The Three Marquees, with respect to Store No. 756. (2016 Form 10-K, Exhibit No. 10.82d)
10.83*	Agreement, dated January 1, 1997, between The Three Marquees and Mr. Tire, Inc., as predecessor-in-interest to the Company, with respect to Store No. 758. (2004 Form 10-K, Exhibit No. 10.83)
10.83a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 758. (2004 Form 10-K, Exhibit No. 10.83a)
10.83b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by The Three Marquees, with respect to Store No. 758. (2004 Form 10-K, Exhibit No. 10.83b)
10.83c*	Renewal Letter, dated March 6, 2006, from the Company to The Three Marquees, with respect to Store No. 758. (2006 Form 10-K, Exhibit No. 10.83c)
10.83d*	Renewal Letter, dated November 30, 2015, from the Company to The Three Marquees, with respect to Store No. 758. (2016 Form 10-K, Exhibit No. 10.83d)
10.84*	Agreement, dated September 2, 1999, between LPR Associates and Mr. Tire, Inc., as predecessor-in-interest to the Company, with respect to Store No. 765. (2004 Form 10-K, Exhibit No. 10.84)

Exhibit No.	Document
10.84a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 765. (2004 Form 10-K, Exhibit No. 10.84a)
10.84b*

Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by Mt. Airy South Main Street, LLC (formerly known as LPR Associates), with respect to Store No. 765.  (2004 Form 10-K, Exhibit No. 10.84b)

10.84c*	Renewal Letter, dated October 29, 2008, from the Company to Mt. Airy South Main Street, LLC (formerly known as LPR Associates) with respect to Store No. 765. (2009 Form 10-K, Exhibit No. 10.84c)
10.84d*	Renewal Letter, dated December 4, 2013, from the Company to Mt. Airy South Main Street, LLC (formerly known as LPR Associates) with respect to Store No. 765. (2014 Form 10-K, Exhibit No. 10.84d)
21.01	Subsidiaries of the Company.
23.01	Consent of PricewaterhouseCoopers LLP.
24.01	Powers of Attorney.
31.1	Certification of John W. Van Heel, President and Chief Executive Officer.
31.2	Certification of Brian J. D’Ambrosia, Senior Vice President – Finance and Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101.INS‡—XBRL Instance Document
101.LAB‡—XBRL Taxonomy Extension Label Linkbase
101.PRE‡—XBRL Taxonomy Extension Presentation Linkbase
101.SCH‡—XBRL Taxonomy Extension Schema Linkbase
101.DEF‡—XBRL Taxonomy Extension Definition Linkbase

*

An asterisk "*" following an exhibit number indicates that the exhibit is incorporated herein by reference to an exhibit to one of the following documents:  (1) the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992 ("1992 Form 10-K"); (2) the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2002 (“2002 Form 10-K”); (3) the Company’s Annual Report on Form 10-K for the fiscal year ended March 27, 2004 (“2004 Form 10-K”); (4) the Company’s Registration Statement on Form S-3 (Registration No. 333-118176), filed with the Securities and Exchange Commission on August 12, 2004 (“August 2004 Form S-3”); (5) the Company’s Registration Statement on Form S-8 (Registration No. 333-133044) filed with the Securities and Exchange Commission on April 6, 2006 (“April 2006 Form S-8 for 2003 Plan”); (6) the Company’s Annual Report on Form 10-K for the fiscal year ended March 25, 2006  (“2006 Form 10-K”); (7) the Company’s Annual Report on Form 10-K for fiscal year ended March 29, 2008 (“2008 Form 10-K”); (8) the Company’s Registration Statement on Form S-8 (Registration No. 333-151196) filed with the Securities and Exchange Commission on May 27, 2008 (“May 2008 Form S-8”); (9) the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2009 (“2009 Form 10-K”); (10) the Company’s Current Report on Form 8-K, filed on August 12, 2010 (“August 2010 Form 8-K”); (11) the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012 (“2012 Form 10-K”); (12) the Company’s Current Report on Form 8-K, filed August 9, 2012 (“August 2012 Form 8-K”); (13) the Company’s Current Report on Form 8-K, filed on December 20, 2012 (“December 2012 Form 8-K”); (14) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2012 (“December 2012 Form 10-Q”); (15) the Company’s Current Report on Form 8-K, filed February 11, 2014 (“February 2014 Form 8-K”); (16) the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2013 (“2013 Form 10-K”); (17) the Company’s Definitive Proxy Statement on Form DEF14A, filed June 10, 2013 (“2013 Proxy”); (18) the Company’s Current Report on Form 8-K, filed May 20, 2014 (“May 2014 Form 8-K”); (19) the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2014 (“2014 Form 10-K”); (20) the Company’s Current Report on Form 8-K, filed August 29, 2014 (“August 2014 Form 8-K”); (21) the Company’s Current Report on Form 8-K, filed May 27, 2015 (“May 2015 Form 8-K”); (22) the Company’s Annual Report on Form 10-K, for the fiscal year ended March 28, 2015 (“2015 Form 10-K”); (23) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 26, 2015 (“December 2015 Form 10-Q”); (24) the Company’s Current Report on Form 8-K, filed January 28, 2016 (“January 2016 Form 8-K”); (25) the Company’s Annual Report on Form 10-K for the fiscal year ended March 26, 2016 (the “2016 Form 10-K”); (26) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 24, 2016 (“September 2016 Form 10-Q”); and (27) the Company’s Current Report on Form 8-K, filed January 4, 2017 (“January 2017 Form 8-K”). The appropriate document and exhibit number are indicated in parentheses.

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