Form 10-Q
period 2017-06-24
MONRO MUFFLER BRAKE INC
filed 2017-08-03
CIK 876427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 24, 2017.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒  Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      ☒  Yes     ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “non-accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☒	Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company	☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐  Yes     ☒  No

As of July 21, 2017, 32,724,124 shares of the registrant's common stock, par value $ .01 per share, were outstanding.

MONRO MUFFLER BRAKE, INC.

MONRO MUFFLER BRAKE, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 24,	March 25,
	2017	2017
	(Dollars in thousands)
Assets
Current assets:
Cash and equivalents	$6,553	$8,995
Trade receivables	12,399	11,465
Federal and state income taxes receivable	—	3,527
Inventories	146,107	142,604
Other current assets	35,888	32,639
Total current assets	200,947	199,230
Property, plant and equipment	725,781	712,999
Less - Accumulated depreciation and amortization	(326,422)	(318,365)
Net property, plant and equipment	399,359	394,634
Goodwill	506,359	501,736
Intangible assets	51,820	54,288
Other non-current assets	10,820	11,331
Long-term deferred income tax assets	22,365	24,045
Total assets	$1,191,670	$1,185,264
Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt, capital leases and financing obligations	$15,588	$15,298
Trade payables	91,605	79,492
Federal and state income taxes payable	4,383	—
Accrued payroll, payroll taxes and other payroll benefits	18,606	24,979
Accrued insurance	37,427	35,325
Warranty reserves	11,097	10,843
Other current liabilities	19,160	19,956
Total current liabilities	197,866	185,893
Long-term debt	157,997	182,337
Long-term capital leases and financing obligations	219,162	213,166
Accrued rent expense	5,026	5,037
Other long-term liabilities	15,003	15,137
Long-term income taxes payable	2,668	2,440
Total liabilities	597,722	604,010
Commitments and contingencies
Shareholders' equity:
Class C Convertible Preferred Stock, $1.50 par value, $.064 conversion value, 150,000 shares authorized; 21,802 shares issued and outstanding	33	33
Common Stock, $.01 par value, 65,000,000 shares authorized; 39,045,366 and 39,012,189 shares issued at June 24, 2017 and March 25, 2017, respectively	390	390
Treasury Stock, 6,322,417 shares, at cost	(106,212)	(106,212)
Additional paid-in capital	192,694	191,553
Accumulated other comprehensive loss	(3,211)	(3,161)
Retained earnings	510,254	498,651
Total shareholders' equity	593,948	581,254
Total liabilities and shareholders' equity	$1,191,670	$1,185,264

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Quarter Ended
	Fiscal June
	2017	2016
	(Dollars in thousands,
	except per share data)
Sales	$278,491	$235,290
Cost of sales, including distribution and occupancy costs	165,607	137,222
Gross profit	112,884	98,068
Operating, selling, general and administrative expenses	79,135	66,773
Operating income	33,749	31,295
Interest expense, net of interest income	5,742	4,485
Other income, net	(11)	(154)
Income before provision for income taxes	28,018	26,964
Provision for income taxes	10,433	10,209
Net income	17,585	16,755
Other comprehensive loss, net of tax:
Changes in pension, net of tax benefit	(50)	(81)
Comprehensive income	$17,535	$16,674
Earnings per share:
Basic	$.53	$.52
Diluted	$.53	$.50

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(UNAUDITED)

(Dollars and shares in thousands)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Total
Balance at March 25, 2017	22	$33	39,012	$390	6,322	$(106,212)	$191,553	$(3,161)	$498,651	$581,254
Net income									17,585	17,585
Other comprehensive loss:
Pension liability adjustment ($80) pre-tax								(50)		(50)
Cash dividends (1): Preferred									(92)	(92)
Common									(5,890)	(5,890)
Exercise of stock options			33	—			653			653
Stock-based compensation							488			488
Balance at June 24, 2017	22	$33	39,045	$390	6,322	$(106,212)	$192,694	$(3,211)	$510,254	$593,948

(1)	First quarter fiscal year 2018 dividend payment of $.18 per common share or common share equivalent paid on June 12, 2017.

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Quarter Ended
	Fiscal June
	2017	2016
	(Dollars in thousands)
	Increase (Decrease) in Cash
Cash flows from operating activities:
Net income	$17,585	$16,755
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	11,839	10,813
(Gain) loss on disposal of assets	(121)	147
Stock-based compensation expense	488	642
Net change in deferred income taxes	2,190	2,768
Change in operating assets and liabilities (excluding acquisitions):
Trade receivables	(896)	(223)
Inventories	(3,300)	(1,813)
Other current assets	(2,398)	1,403
Other non-current assets	997	672
Trade payables	12,113	(10,011)
Accrued expenses	(5,149)	(6,426)
Federal and state income taxes payable	7,910	7,054
Other long-term liabilities	(45)	(342)
Long-term income taxes payable	228	270
Total adjustments	23,856	4,954
Net cash provided by operating activities	41,441	21,709
Cash flows from investing activities:
Capital expenditures	(6,736)	(8,202)
Acquisitions, net of cash acquired	(3,971)	(47,361)
Proceeds from the disposal of assets	93	79
Net cash used for investing activities	(10,614)	(55,484)
Cash flows from financing activities:
Proceeds from borrowings	80,310	132,635
Principal payments on long-term debt, capital leases
and financing obligations	(108,250)	(98,142)
Exercise of stock options	653	1,639
Dividends paid	(5,982)	(5,618)
Net cash (used for) provided by financing activities	(33,269)	30,514
Decrease in cash	(2,442)	(3,261)
Cash at beginning of period	8,995	7,985
Cash at end of period	$6,553	$4,724

The accompanying notes are an integral part of these financial statements.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Condensed Consolidated Financial Statements

The consolidated balance sheets as of June 24, 2017 and March 25, 2017, the consolidated statements of comprehensive income and cash flows for the quarters ended June 24, 2017 and June 25, 2016, and the consolidated statement of changes in shareholders’ equity for the quarter ended June 24, 2017, include financial information for Monro Muffler Brake, Inc. and its wholly-owned subsidiaries, Monro Service Corporation and Car-X, LLC (collectively, “Monro”, “we”, “us”, “our”).  These unaudited, condensed consolidated financial statements have been prepared by Monro.  We believe all known adjustments (consisting of normal recurring accruals or adjustments) have been made to fairly state the financial position, results of operations and cash flows for the unaudited periods presented.

Interim results are not necessarily indicative of results for a full year.  The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 25, 2017.

We report our results on a 52/53 week fiscal year with the fiscal year ending on the last Saturday in March of each year.  The following are the dates represented by each fiscal period reported in these condensed financial statements:

“Quarter Ended Fiscal June 2017”	March 26, 2017 – June 24, 2017 (13 weeks)
“Quarter Ended Fiscal June 2016”	March 27, 2016 – June 25, 2016 (13 weeks)

Fiscal year 2018, ending March 31, 2018, is a 53 week year.

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

Revisions

We have evaluated the principal vs. agent accounting guidance in assessing the appropriate presentation for certain transactions primarily related to our fiscal 2017 acquisitions.  We have determined agent accounting is appropriate for such transactions and therefore concluded that amounts previously presented on a gross basis should have been recorded on a net basis.  Accordingly, we have revised amounts previously recorded in connection with these transactions during the first quarter of fiscal 2017.  The revisions resulted in a reduction of sales and cost of sales by equal amounts of $1.6 million and did not impact gross profit as previously reported.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance for the reporting of revenue from contracts with customers.  This guidance provides guidelines a company will apply to determine the measurement of revenue and timing of when it is recognized.  Additional guidance has subsequently been issued to amend or clarify the reporting of revenue from contracts with customers.  The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017.  Early adoption is permitted, but not before the original effective date of December 15, 2016.  While the evaluation of the impact of the new revenue recognition guidance on our Consolidated Financial Statements has not yet been fully determined, we anticipate the provisions to primarily impact the deferral of revenue generated by the sale of an extended warranty.  Generally, in relation to these provisions, the new guidance will require the transaction price of an arrangement including an extended warranty to be allocated based on the relative standalone selling prices of the extended warranty and the original service/product rather than the contract price of the extended warranty.  Therefore, the allocation may impact the amount of revenue deferred.  We are required to adopt this guidance utilizing one of two methods: retrospective restatement for each reporting period presented at time of adoption, or a modified retrospective approach with the cumulative effect of initially applying this guidance recognized at the date of initial application.  We intend to elect an adoption methodology after we have fully evaluated the impact on our Consolidated Financial Statements. However, we do not expect this change to have a material impact on our Consolidated Financial Statements.  We are currently preparing to implement changes to our accounting policies, systems and controls to support the new revenue recognition and disclosure requirements.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2016, the FASB issued new accounting guidance related to leases.  This guidance establishes a right of use (“ROU”) model that requires a lessee to record a ROU asset and lease liability on the balance sheet for all leases with terms longer than twelve months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition.  The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  Early adoption is permitted.  Approximately 50% of our store leases and all of our land leases are currently not recorded on our balance sheet.  Recording ROU assets and liabilities for these leases is expected to have a material impact on our balance sheet.  We are currently evaluating the impact that recording ROU assets and liabilities will have on our Consolidated Statement of Comprehensive Income and the financial statement impact that the standard will have on leases which are currently recorded on our Consolidated Balance Sheet.

In March 2016, the FASB issued new accounting guidance intended to simplify various aspects related to accounting for share-based payments and their presentation in the financial statements. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016.  We have adopted this guidance during the first quarter of fiscal 2018. Amendments to this guidance related to accounting for excess tax benefits have been adopted prospectively and had an immaterial impact on the Consolidated Statement of Comprehensive Income for the quarter ended June 24, 2017.  Excess tax benefits related to share-based payments are now included in operating cash flows rather than financing cash flows.  This change has been applied prospectively in accordance with the guidance and prior periods have not been adjusted.  We have previously classified cash paid for tax withholding purposes as a financing activity in the statement of cash flows.  Therefore, there is no change related to this requirement.  The amendments allow for a one-time accounting policy election to either account for forfeitures as they occur or continue to estimate forfeitures as required by current guidance.  We have elected to continue estimating forfeitures through applying a forfeiture rate.

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

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Guarantees

At the time we issue a guarantee, we recognize an initial liability for the fair value, or market value, of the obligation we assume under that guarantee.  Monro has guaranteed certain lease payments, primarily related to franchisees, amounting to $6.6 million.  This amount represents the maximum potential amount of future payments under the guarantees as of June 24, 2017.  The leases are guaranteed through April 2020.  In the event of default by the franchise owner, Monro generally retains the right to assume the lease of the related store, enabling Monro to re-franchise the location or to operate that location as a Company-operated store.  We have recorded a liability related to anticipated defaults under the foregoing leases of $.6 million as of June 24, 2017 and March 25, 2017.

Note 2 – Acquisitions

Monro’s acquisitions are strategic moves in our plan to fill in and expand our presence in existing and contiguous markets, and leverage fixed operating costs such as distribution, advertising and administration.  Acquisitions in this footnote include acquisitions of five or more locations as well as acquisitions of one to four locations that are part of the Company’s greenfield store growth strategy.

Subsequent Events

We have signed a definitive asset purchase agreement to complete the acquisition of eight retail tire and automotive repair stores located in Illinois and Indiana from a Car-X franchisee.  These stores will continue to operate under the Car-X brand.  This transaction is expected to close during the second quarter of fiscal 2018 and is expected to be financed through our existing credit facility.

On July 30, 2017, we acquired 13 retail tire and automotive repair stores in Michigan, 12 of which were operating as Speedy Auto Service and Tire dealer locations, from UVR, Inc.  One of the acquired stores was not opened by Monro.  These stores operate under the Monro name.  The acquisition was financed through our existing credit facility.

On July 9, 2017, we acquired one retail tire and automotive repair store located in North Carolina from Norman Young Tires, Inc.  This store operates under the Treadquarters name.  The acquisition was financed through our existing credit facility.

On June 25, 2017, we acquired one retail tire and automotive repair store located in Illinois from D&S Pulaski, LLC.  This store operates under the Car-X name.  The acquisition was financed through our existing credit facility.

Fiscal 2018

During the first quarter of fiscal 2018, we acquired the following businesses for an aggregate purchase price of $3.7 million.  The acquisitions were financed through our existing credit facility.  The results of operations for these acquisitions are included in our financial results from the respective acquisition dates.

•	On June 11, 2017, we acquired two retail tire and automotive repair stores located in Minnesota and Wisconsin from J & R Diversified, Inc. These stores operate under the Car-X name.

•	On June 11, 2017, we acquired one retail tire and automotive repair store located in Ohio from Michael N. McGroarty, Inc. This store operates under the Mr. Tire name.

•	On June 2, 2017, we acquired one retail tire and automotive repair store located in Connecticut from Tires Plus LLC. This store operates under the Monro name.

•	On May 21, 2017, we acquired one retail tire and automotive repair store located in Ohio from Bob Sumerel Tire Co., Inc. This store operates under the Mr. Tire name.

•	On April 23, 2017, we acquired one retail tire and automotive repair store located in Florida from Collier Automotive Group, Inc. This store operates under The Tire Choice name.

These acquisitions resulted in goodwill related to, among other things, growth opportunities, synergies and economies of scale expected from combining these businesses with ours, as well as unidentifiable intangible assets.  All of the goodwill is expected to be deductible for tax purposes.  We have recorded finite-lived intangible assets at their estimated fair value related to favorable leases and customer lists.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We expensed all costs related to acquisitions in the quarter ended June 24, 2017.  The total costs related to completed acquisitions were immaterial for the quarter ended June 24, 2017.  These costs are included in the Consolidated Statements of Comprehensive Income primarily under operating, selling, general and administrative expenses.

Sales for the fiscal 2018 acquired entities for the quarter ended June 24, 2017 totaled $.5 million for the period from acquisition date through June 24, 2017.

Supplemental pro forma information for the current or prior reporting periods has not been presented due to the impracticability of obtaining detailed, accurate or reliable data for the periods the acquired entities were not owned by Monro.

The preliminary fair values of identifiable assets acquired and liabilities assumed were based on preliminary valuations and estimates.  The excess of the net purchase price over net liabilities assumed was recorded as goodwill.  The preliminary allocation of the aggregate purchase price as of June 24, 2017 was as follows:

As of Acquisition Date
(Dollars in thousands)
Inventories	$198
Other current assets	36
Property, plant and equipment	1,278
Intangible assets	433
Other non-current assets	7
Long-term deferred income tax assets	609
Total assets acquired	2,561
Other current liabilities	258
Long-term capital leases and financing obligations	2,483
Total liabilities assumed	2,741
Total net identifiable liabilities assumed	$(180)
Total consideration transferred	$3,739
Less: total net identifiable liabilities assumed	(180)
Goodwill	$3,919

The following are the intangible assets acquired and their respective fair values and weighted average useful lives:

	As of Acquisition Date
	Dollars in thousands	Weighted Average Useful Life
Favorable leases	$270	10 years
Customer lists	163	7 years
Total	$433	9 years

Fiscal 2017

During the first quarter of fiscal 2017, we acquired the following businesses for an aggregate purchase price of $47.9 million.  The acquisitions were financed through our existing credit facility.  The results of operations for these acquisitions are included in our financial results from the respective acquisition dates.

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

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These acquisitions resulted in goodwill related to, among other things, growth opportunities, synergies and economies of scale expected from combining these businesses with ours, as well as unidentifiable intangible assets.  All of the goodwill is expected to be deductible for tax purposes.  We have recorded finite-lived intangible assets at their estimated fair value related to favorable leases, customer lists and a  trade name.

We expensed all costs related to acquisitions in the quarter ended June  25, 2016.  The total costs related to completed acquisitions were immaterial for the quarter ended June  25, 2016.  These costs are included in the Consolidated Statements of Comprehensive Income primarily under operating, selling, general and administrative expenses.

Sales for the fiscal 2017 acquired entities for the quarter ended June 25, 2016 totaled $7.8 million for the period from acquisition date through June 25, 2016.

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

We have recorded the identifiable assets acquired and liabilities assumed at their fair values as of their respective acquisition dates (including any measurement period adjustments), with the remainder recorded as goodwill as follows:

As of Acquisition Date
(Dollars in thousands)
Trade receivables	$1,616
Inventories	3,714
Other current assets	242
Property, plant and equipment	9,612
Intangible assets	6,731
Other non-current assets	151
Long-term deferred income tax assets	3,453
Total assets acquired	25,519
Warranty reserves	187
Other current liabilities	958
Long-term capital leases and financing obligations	15,086
Other long-term liabilities	763
Total liabilities assumed	16,994
Total net identifiable assets acquired	$8,525
Total consideration transferred	$47,858
Less: total net identifiable assets acquired	8,525
Goodwill	$39,333

The following are the intangible assets acquired and their respective fair values and weighted average useful lives:

	As of Acquisition Date
	Dollars in thousands	Weighted Average Useful Life
Favorable leases	$3,450	16 years
Customer lists	2,981	12 years
Trade name	300	2 years
Total	$6,731	13 years

As a result of the updated purchase price allocations, certain of the fair value amounts previously estimated were adjusted during the measurement period.  These measurement period adjustments related to updated valuation reports and appraisals received from our external valuation specialists, as well as revisions to internal estimates.  The changes in estimates include a decrease in inventories of $.1 million; an increase in property, plant and equipment of $1.3 million; a decrease in intangible assets of $1.1 million; a decrease in long-term deferred income tax assets of $.1 million; an increase in other current liabilities of $.6 million and an increase in long-term capital leases and financing obligations of $.1 million.  The measurement period adjustments resulted in an increase to goodwill of $.7 million.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These measurement period adjustments were not material to the Consolidated Statement of Comprehensive Income for the quarter ended June 24, 2017.

We continue to refine the valuation data and estimates primarily related to inventory, road hazard warranty, intangible assets, real estate, and real property leases for fiscal 2017 acquisitions which closed subsequent to June 25, 2016 and the fiscal 2018 acquisitions, and expect to complete the valuations no later than the first anniversary date of the respective acquisition.  We anticipate that adjustments will continue to be made to the fair values of identifiable assets acquired and liabilities assumed and those adjustments may or may not be material.

Note 3 – Earnings Per Common Share

Basic earnings per common share amounts are computed by dividing income available to common shareholders, after deducting preferred stock dividends, by the average number of common shares outstanding.  Diluted earnings per common share amounts assume the issuance of common stock for all potentially dilutive equivalent securities outstanding.

The following is a reconciliation of basic and diluted earnings per common share for the respective periods:

	Quarter Ended
	Fiscal June
	2017	2016
	(Dollars in thousands,
	except per share data)
Numerator for earnings per common share calculation:
Net income	$17,585	$16,755
Preferred stock dividends	(92)	(129)
Income available to common stockholders	$17,493	$16,626
Denominator for earnings per common share calculation:
Weighted average common shares, basic	32,704	32,258
Effect of dilutive securities:
Preferred stock	510	760
Stock options	78	309
Weighted average number of common shares, diluted	33,292	33,327
Basic earnings per common share:	$.53	$.52
Diluted earnings per common share:	$.53	$.50

The computation of diluted earnings per common share excludes the effect of the assumed exercise of approximately 655,000 and 229,000 stock options for the three months ended fiscal June 24, 2017 and June 25, 2016, respectively.  Such amounts were excluded as the exercise prices of these stock options were greater than the average market value of our common stock for those periods, resulting in an anti-dilutive effect on diluted earnings per common share.

Note 4 – Income Taxes

In the normal course of business, we provide for uncertain tax positions and the related interest and penalties, and adjust our unrecognized tax benefits and accrued interest and penalties accordingly.  The total amounts of unrecognized tax benefits were $7.1 million and $6.9 million at June 24, 2017 and March 25, 2017, respectively, the majority of which, if recognized, would affect our effective tax rate.  Additionally, we have accrued interest and penalties related to unrecognized tax benefits of approximately $.5 million and $.4 million as of June 24, 2017 and March 25, 2017, respectively.

We file U.S. federal income tax returns and income tax returns in various state jurisdictions.  Our fiscal 2014 through fiscal 2016 U.S. federal tax years and various state tax years remain subject to income tax examinations by tax authorities.

Note 5 – Fair Value

Long-term debt had a carrying amount and a fair value of $158.0 million as of June 24, 2017, as compared to a carrying amount and a fair value of $182.4 million as of March 25, 2017.  The fair value of long-term debt was estimated based on discounted cash flow analyses using either quoted market prices for the same or similar issues, or the current interest rates offered to Monro for debt with similar maturities.

MONRO MUFFLER BRAKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Supplemental Disclosure of Cash Flow Information

The following represents non-cash investing and financing activities during the periods indicated:

Three Months Ended June 24, 2017:

In connection with the fiscal 2018 acquisitions and fiscal 2017 acquisition measurement period adjustments (see Note 2), liabilities were assumed as follows:

(Dollars in thousands)
Fair value of assets acquired	$2,559
Goodwill acquired	4,623
Cash paid, net of cash acquired	(3,971)
Amount payable to seller	207
Liabilities assumed	$3,418

Three Months Ended June 25, 2016:

In connection with the fiscal 2017 acquisitions and fiscal 2016 acquisition measurement period adjustments, liabilities were assumed as follows:

(Dollars in thousands)
Fair value of assets acquired	$27,093
Goodwill acquired	38,340
Cash paid, net of cash acquired	(47,366)
Amount payable to seller	206
Liabilities assumed	$18,273

Note 7 – Cash Dividend

In May 2017, our Board of Directors declared its intention to pay a regular quarterly cash dividend during fiscal year 2018 of $.18 per common share or common share equivalent beginning with the first quarter of fiscal year 2018.  However, the declaration of and any determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, compliance with charter and credit facility restrictions, and such other factors as the Board of Directors deems relevant.

Note 8 – Subsequent Events

See Note 2 for a discussion of acquisitions subsequent to June 24, 2017.

On June 28, 2017, John W. Van Heel resigned as President of Monro, effective as of August 1, 2017.  In addition, Mr. Van Heel’s employment as Chief Executive Officer of Monro will end on October 1, 2017 upon the expiration of his existing employment agreement and, in connection therewith, on June 28, 2017, Mr. Van Heel also tendered his resignation as a member of the Board of Directors (the “Board”), effective as of October 1, 2017.  Also on June 28, 2017, the Board appointed Brett Ponton to serve as President of Monro, effective as of August 1, 2017, and as Chief Executive Officer of Monro, effective as of October 2, 2017.

On June 27, 2017, Robert G. Gross informed Monro of his intention to not stand for re-election to the Board when his current term expires at Monro’s 2017 Annual Meeting of Shareholders, and tendered his resignation as Executive Chairman of Monro, effective immediately.

In light of Mr. Gross’s resignation as Executive Chairman, on June 28, 2017, the Board elected Robert E. Mellor to serve as an independent Chairman of the Board, effective immediately.

On June 27, 2017, Elizabeth A. Wolszon tendered her resignation as a member of the Board, effective as of June 26, 2017.  Also, on June 27, 2017, James R. Wilen tendered his resignation as a member of the Board, effective immediately.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including (without limitation) statements made in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain statements of future expectations and other forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995.  When used in this Quarterly Report on Form 10-Q, the words “anticipates”, “believes”, “contemplates”, “expects”, “see”, “could”, “may”, “estimate”, “appear”, “intend”, “plans” and variations thereof and similar expressions, are intended to identify forward-looking statements.  Forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed.  These factors include, but are not necessarily limited to, product demand, dependence on and competition within the primary markets in which Monro’s stores are located, the need for and costs associated with store renovations and other capital expenditures, the effect of economic conditions, seasonality, the impact of weather conditions, the impact of competitive services and pricing, parts supply restraints or difficulties, our dependence on vendors, including foreign vendors, industry regulation, risks relating to leverage and debt service (including sensitivity to fluctuations in interest rates), continued availability of capital resources and financing, advances in automotive technology, disruption or unauthorized access to our computer systems, risks relating to protection of customer and employee personal data, business interruptions, risks relating to litigation, risks relating to integration of acquired businesses, including goodwill impairment and the risks set forth in our Annual Report on Form 10-K for the fiscal year ended March 25, 2017.  Except as required by law, we do not undertake and specifically disclaim any obligation to update any forward-looking statement to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.  References to fiscal 2018 and fiscal 2017 in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to our fiscal years ended March 31, 2018 and March 25, 2017, respectively.

Results of Operations

The following table sets forth income statement data of Monro expressed as a percentage of sales for the fiscal periods indicated:

	Quarter Ended
	Fiscal June
	2017	2016
Sales	100.0%	100.0%
Cost of sales, including distribution and occupancy costs	59.5	58.3
Gross profit	40.5	41.7
Operating, selling, general and administrative expenses	28.4	28.4
Operating income	12.1	13.3
Interest expense, net of interest income	2.1	1.9
Other income, net	—	(0.1)
Income before provision for income taxes	10.1	11.5
Provision for income taxes	3.7	4.3
Net income	6.3%	7.1%

First Quarter Ended June 24, 2017 Compared to First Quarter Ended June 25, 2016

Sales were $278.5 million for the quarter ended June 24, 2017 as compared with $235.3 million for the quarter ended June 25, 2016.  The sales increase of $43.2 million, or 18.4%, was due to an increase of $41.5 million related to new stores, of which $34.8 million came from the fiscal 2017 acquisitions.  Additionally, comparable store sales increased by 1.4%.  Partially offsetting this was a decrease in sales from closed stores amounting to $1.3 million.  There were 90 selling days in the quarter ended June 24, 2017 and in the quarter ended June 25, 2016.

At June 24, 2017, we had 1,119 Company-operated stores and 114 franchised locations as compared with 1,064 Company-operated stores and 134 franchised locations at June 25, 2016.  At March 25, 2017, we had 1,118 Company-operated stores and 114 franchised locations.  During the quarter ended June 24, 2017, we added seven Company-operated stores and closed six stores.

Comparable store sales increased approximately 6% for brakes, approximately 3% for front end/shocks, were flat for tires and maintenance services and decreased approximately 2% for alignments.  Comparable store sales were impacted by higher average ticket, partially offset by lower traffic.

Gross profit for the quarter ended June 24, 2017 was $112.9 million or 40.5% of sales as compared with $98.1 million or 41.7% of sales for the quarter ended June 25, 2016.  The decrease in gross profit for the quarter ended June 24, 2017, as a percentage of sales, was primarily due to a shift in sales mix related to recent acquisitions, including the recently acquired commercial and wholesale tire locations.

At our retail tire and automotive repair locations, we provide a broad range of services on passenger cars, light trucks and vans for brakes; mufflers and exhaust systems; and steering, drive train, suspension and wheel alignment.  We also provide other products and services, including tires and routine maintenance services, including state inspections.  During fiscal 2017, we acquired certain tire and automotive repair locations that also serve commercial customers and sell tires to customers for resale.  These locations conduct tire and automotive repair activities that are similar to our retail locations, other than with respect to the sales mix resulting from the sale of commercial tires as well as the gross margin of the wholesale locations being lower primarily due to the higher mix of tires sold and the fact that those tire sales do not include installation or other tire related services that are more common at other locations.  In the aggregate, the commercial and wholesale locations had consolidated revenue of approximately $24.3 million and $2.4 million for the quarters ended June 24, 2017 and June 25, 2016, respectively.  Additionally, due to the sales mix from our commercial and wholesale locations, our consolidated gross margin for the quarter ended June 24, 2017 was reduced by approximately 230 basis points, as compared to a reduction in consolidated gross margin of approximately 20 basis points for the prior year quarter.

On a comparable store basis, gross profit for the quarter ended June 24, 2017 increased approximately 110 basis points, as a percentage of sales, from the prior year quarter due primarily to lower material costs as a percentage of sales.

On a consolidated basis, labor costs for the quarter ended June 24, 2017 decreased, as a percentage of sales, as compared to the prior year quarter due to the sales mix shift from recent acquisitions.  Distribution and occupancy costs decreased moderately as a percentage of sales from the prior year as we gained leverage on these largely fixed costs with higher overall sales.

Operating expenses for the quarter ended June 24, 2017 were $79.1 million or 28.4% of sales as compared with $66.8 million or 28.4% of sales for the quarter ended June 25, 2016.  The increase of $12.3 million is primarily due to increased expenses for new stores, and fees related to the management transition.  On a comparable store basis, excluding management transition costs, total operating expenses increased approximately $2.9 million, primarily due to increases in performance-based manager pay and advertising.

Operating income for the quarter ended June 24, 2017 of approximately $33.7 million increased by 7.8% as compared to operating income of approximately $31.3 million for the quarter ended June 25, 2016, and decreased as a percentage of sales from 13.3% to 12.1% for the reasons described above.

Net interest expense for the quarter ended June 24, 2017 increased by approximately $1.3 million as compared to the same period in the prior year, and increased from 1.9% to 2.1% as a percentage of sales for the same periods.  The weighted average debt outstanding for the quarter ended June 24, 2017 increased by approximately $69 million as compared to the quarter ended June 25, 2016.  This increase is due to an increase in debt outstanding under our existing credit facility agreement, as well as an increase in capital lease debt recorded, in connection with the fiscal 2017 and fiscal 2018 acquisitions and greenfield expansion.  The weighted average interest rate for the quarter ended June 24, 2017 increased by approximately 30 basis points as compared to the first quarter of the prior year, largely due to an increase in capital lease interest, as well as an increase in the LIBOR and prime rates from the same period of the prior year.

The effective income tax rate for the quarter ended June 24, 2017 and June 25, 2016 was 37.2% and 37.9%, respectively, of pre-tax income.

Net income for the quarter ended June 24, 2017 of $17.6 million increased 5.0% from net income for the quarter ended June 25, 2016.  Earnings per share on a diluted basis for the quarter ended June 24, 2017 of $.53 increased 6.0%.

Capital Resources and Liquidity

Capital Resources

Our primary capital requirements in fiscal 2018 are the upgrading of facilities and systems and the funding of our store expansion program, including potential acquisitions of existing store chains.  For the three months ended June 24, 2017, we spent approximately $10.7 million on these items.  Capital requirements were met primarily by cash flow from operations and from our revolving credit facility.

In May 2017, our Board of Directors declared its intention to pay a regular quarterly cash dividend of $.18 per common share or common share equivalent beginning with the first quarter of fiscal 2018.  We paid dividends of $6.0 million during the three months ended June 24, 2017.  However, the declaration of and any determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on Monro’s financial condition, results of operations, capital requirements, compliance with charter and credit facility restrictions, and such other factors as the Board of Directors deems relevant.

Additionally, we have signed a definitive asset purchase agreement to acquire eight retail tire and automotive repair stores located in Illinois and Indiana from a Car-X franchisee.  This transaction is expected to close during the second quarter of fiscal 2018 and is expected to be financed through our existing credit facility.

The acquisitions subsequent to June 24, 2017 were financed through our existing credit facility.

We plan to continue to seek suitable acquisition candidates.  We believe we have sufficient resources available (including cash flow from operations and bank financing) to expand our business as currently planned for the next twelve months.

Liquidity

In January 2016, we entered into a new five-year $600 million revolving credit facility agreement with nine banks (the “Credit Facility”).  The Credit Facility replaced our previous revolving credit facility, as amended, which would have expired in December 2017.  Interest only is payable monthly throughout the Credit Facility’s term.  The Credit Facility increased our current borrowing capacity from our prior financing agreement by $350 million to $600 million, and includes an accordion feature permitting us to request an increase in availability of up to an additional $100 million, an increase of $25 million from our prior revolving credit facility.  The expanded facility bears interest at 75 to 175 basis points over LIBOR.  The Credit Facility requires fees payable quarterly throughout the term between .15% and .35% of the amount of the average net availability under the Credit Facility during the preceding quarter.  There was $157.9 million outstanding under the Credit Facility at June 24, 2017.

Within the Credit Facility, we have a sub-facility of $80 million available for the purpose of issuing standby letters of credit.  The line requires fees aggregating 87.5 to 187.5 basis points over LIBOR annually of the face amount of each standby letter of credit, payable quarterly in arrears.  There was $29.4 million in an outstanding letter of credit at June 24, 2017.

The net availability under the Credit Facility at June 24, 2017 was $412.7 million.

Specific terms of the Credit Facility permit the payment of cash dividends not to exceed 50% of the prior year’s net income, and permit mortgages and specific lease financing arrangements with other parties with certain limitations.  Other specific terms and the maintenance of specified ratios are generally consistent with our prior financing agreement.  Additionally, the Credit Facility is not secured by our real property, although we have agreed not to encumber our real property, with certain permissible exceptions.  We were in compliance with all debt covenants at June 24, 2017.

In addition, we have financed certain store properties with capital leases/financing obligations, which amounted to $234.7 million at June 24, 2017 and are due in installments through May 2045.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 1 of the Company’s Condensed Consolidated Financial Statements for a discussion of the impact of recently issued accounting standards on our Condensed Consolidated Financial Statements as of June 24, 2017 and the expected impact on the Consolidated Financial Statements for future periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from potential changes in interest rates.  As of June 24, 2017, approximately .07% of our debt financing, excluding capital leases and financing obligations, was at fixed interest rates and, therefore, the fair value of such debt financing is affected by changes in market interest rates.  Our cash flow exposure on floating rate debt would result in annual interest expense fluctuations of approximately $1.6 million based upon our debt position at June 24, 2017 and $1.8 million for the fiscal year ended March 25, 2017, given a 1% change in LIBOR.

Debt financing had a carrying amount and a fair value of $158.0 million as of June 24, 2017, as compared to a carrying amount and a fair value of $182.4 million as of March 25, 2017.

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

Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended June 24, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.  Exhibits

Exhibits

10.70 – Employment Agreement, by and between the Company and Brett Ponton, dated June 28, 2017 and effective as of August 1, 2017  *

10.71 – Agreement, by and between the Company and John W. Van Heel, dated June 23, 2017 and effective as of October 1, 2017  *

10.72 – Supply Agreement, by and between Monro Service Corporation and Valvoline LLC, dated June 28, 2017 and effective as of June 1, 2017  **

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

101.LAB - XBRL Taxonomy Extension Label Linkbase

101.PRE - XBRL Taxonomy Extension Presentation Linkbase

101.SCH - XBRL Taxonomy Extension Schema Linkbase

101.DEF - XBRL Taxonomy Extension Definition Linkbase

______________________

*   Management contract or compensatory plan or arrangement required to be filed pursuant to Rule 601(b)(10)(iii)(A) of Regulation S-K under the Securities Exchange Act of 1934.

**  Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONRO MUFFLER BRAKE, INC.

DATE: August 3, 2017	By:	/s/ John W. Van Heel
John W. Van Heel
Chief Executive Officer

DATE: August 3, 2017	By:	/s/ Brian J. D’Ambrosia
Brian J. D’Ambrosia
Senior Vice President-Finance, Treasurer and
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.70	Employment Agreement, by and between the Company and Brett Ponton, dated June 28, 2017 and effective as of August 1, 2017 *
10.71	Agreement, by and between the Company and John W. Van Heel, dated June 23, 2017 and effective as of October 1, 2017 *
10.72	Supply Agreement, by and between Monro Service Corporation and Valvoline LLC, dated June 28, 2017 and effective as of June 1, 2017 **
31.1	Certification of John W. Van Heel pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Brian J. D’Ambrosia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.INS	XBRL Instance Document
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.SCH	XBRL Taxonomy Extension Schema Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

______________________

*   Management contract or compensatory plan or arrangement required to be filed pursuant to Rule 601(b)(10)(iii)(A) of Regulation S-K under the Securities Exchange Act of 1934.

**  Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment in accordance with Rule 24b-2 of the Securities Exchange Act of 1934.