Form 10-Q/A
period 2017-06-24
MONRO, INC.
filed 2017-11-02
CIK 876427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

____________________________________________________________

FORM 10-Q/A

(Amendment No. 1)

____________________________________________________________

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 24, 2017.

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 0-19357

____________________________________________________________

MONRO, INC.

(Exact name of registrant as specified in its charter)

____________________________________________________________

New York	16-0838627
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification #)

200 Holleder Parkway, Rochester, New York	14615
(Address of principal executive offices)	(Zip code)

585-647-6400

(Registrant’s telephone number, including area code)

Monro Muffler Brake, Inc.

(Former name, former address and former fiscal year, if changed since last report)

____________________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒  Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      ☒  Yes     ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

Explanatory Note

Monro, Inc., formerly Monro Muffler Brake, Inc., (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended June 24, 2017 as filed with the Securities and Exchange Commission  on August 3, 2017, to include as Exhibit 10.72 a complete version of that certain Supply Agreement, by and between Monro Service Corporation and Valvoline LLC, dated June 28, 2017 and effective as of June 1, 2017.  No other changes to the Company’s Form 10-Q for the quarterly period ended June 24, 2017 are being made pursuant to this Amendment.

MONRO, INC.

MONRO, INC.

PART II – OTHER INFORMATION

Item 6.  Exhibits

Exhibits

10.70 – Employment Agreement, by and between the Company and Brett T. Ponton, dated June 28, 2017 and effective as of August 1, 2017*(1)

10.71 – Agreement, by and between the Company and John W. Van Heel, dated June 23, 2017 and effective as of October 1, 2017  * (2)

10.72 – Supply Agreement, by and between Monro Service Corporation and Valvoline LLC, dated June 28, 2017 and effective as of June 1, 2017  ** (3)

31.1 – Certification of Brett T. Ponton pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

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

(1) Incorporated by reference to Exhibit 10.70 to the Quarterly Report on Form 10-Q for the quarterly period ended June 24, 2017 and filed with the Securities and Exchange Commission on August 3, 2017.

(2) Incorporated by reference to Exhibit 10.71 to the Quarterly Report on Form 10-Q for the quarterly period ended June 24, 2017 and filed with the Securities and Exchange Commission on August 3, 2017.

(3) Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONRO, INC.

DATE: November 2, 2017	By:	/s/ Brett T. Ponton
Brett T. Ponton
Chief Executive Officer and President (Principal Executive Officer)

DATE: November 2, 2017	By:	/s/ Brian J. D’Ambrosia
Brian J. D’Ambrosia
Senior Vice President-Finance, Treasurer and
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.70	Employment Agreement, by and between the Company and Brett T. Ponton, dated June 28, 2017 and effective as of August 1, 2017*(1)
10.71	Agreement, by and between the Company and John W. Van Heel, dated June 23, 2017 and effective as of October 1, 2017 * (2)
10.72	Supply Agreement, by and between Monro Service Corporation and Valvoline LLC, dated June 28, 2017 and effective as of June 1, 2017 ** (3)
31.1	Certification of Brett T. Ponton pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
31.2	Certification of Brian J. D’Ambrosia pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

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

(1) Incorporated by reference to Exhibit 10.70 to the Quarterly Report on Form 10-Q for the quarterly period ended June 24, 2017 and filed with the Securities and Exchange Commission on August 3, 2017.

(2) Incorporated by reference to Exhibit 10.71 to the Quarterly Report on Form 10-Q for the quarterly period ended June 24, 2017 and filed with the Securities and Exchange Commission on August 3, 2017.

(3) Filed herewith.