Form 10-Q
period 2017-09-23
MONRO, INC.
filed 2017-11-02
CIK 876427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

____________________________________________________________

FORM 10-Q

____________________________________________________________

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 23, 2017.

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

As of October 20, 2017, 32,772,061 shares of the registrant's common stock, par value $ .01 per share, were outstanding.

MONRO, INC.

MONRO, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MONRO, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 23,	March 25,
	2017	2017
	(Dollars in thousands)
Assets
Current assets:
Cash and equivalents	$6,368	$8,995
Trade receivables	12,699	11,465
Federal and state income taxes receivable	147	3,527
Inventories	147,106	142,604
Other current assets	37,755	32,639
Total current assets	204,075	199,230
Property, plant and equipment	739,711	712,999
Less - Accumulated depreciation and amortization	(334,725)	(318,365)
Net property, plant and equipment	404,986	394,634
Goodwill	515,772	501,736
Intangible assets	51,588	54,288
Other non-current assets	11,212	11,331
Long-term deferred income tax assets	21,605	24,045
Total assets	$1,209,238	$1,185,264
Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt, capital leases and financing obligations	$16,643	$15,298
Trade payables	92,939	79,492
Accrued payroll, payroll taxes and other payroll benefits	24,629	24,979
Accrued insurance	38,400	35,325
Warranty reserves	11,418	10,843
Other current liabilities	19,300	19,956
Total current liabilities	203,329	185,893
Long-term debt	153,030	182,337
Long-term capital leases and financing obligations	222,890	213,166
Accrued rent expense	4,575	5,037
Other long-term liabilities	14,876	15,137
Long-term income taxes payable	2,863	2,440
Total liabilities	601,563	604,010
Commitments and contingencies
Shareholders' equity:
Class C Convertible Preferred Stock, $1.50 par value, $.064 conversion value, 150,000 shares authorized; 21,802 shares issued and outstanding	33	33
Common Stock, $.01 par value, 65,000,000 shares authorized; 39,101,291 and 39,012,189 shares issued at September 23, 2017 and March 25, 2017, respectively	391	390
Treasury Stock, 6,330,008 and 6,322,417 shares at September 23, 2017 and March 25, 2017, respectively, at cost	(106,563)	(106,212)
Additional paid-in capital	195,554	191,553
Accumulated other comprehensive loss	(3,261)	(3,161)
Retained earnings	521,521	498,651
Total shareholders' equity	607,675	581,254
Total liabilities and shareholders' equity	$1,209,238	$1,185,264

The accompanying notes are an integral part of these financial statements.

MONRO, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Quarter Ended		Six Months Ended
	Fiscal September		Fiscal September
	2017	2016	2017	2016
	(Dollars in thousands,
	except per share data)
Sales	$278,017	$245,927	$556,507	$481,217
Cost of sales, including distribution and occupancy costs	170,076	145,930	335,682	283,152
Gross profit	107,941	99,997	220,825	198,065
Operating, selling, general and administrative expenses	74,120	68,072	153,256	134,846
Operating income	33,821	31,925	67,569	63,219
Interest expense, net of interest income	6,117	4,488	11,859	8,972
Other income, net	(226)	(126)	(238)	(280)
Income before provision for income taxes	27,930	27,563	55,948	54,527
Provision for income taxes	10,663	10,019	21,096	20,228
Net income	17,267	17,544	34,852	34,299
Other comprehensive loss, net of tax:
Changes in pension, net of tax benefit	(50)	(47)	(100)	(128)
Comprehensive income	$17,217	$17,497	$34,752	$34,171
Earnings per common share:
Basic	$.52	$.54	$1.06	$1.05
Diluted	$.52	$.53	$1.05	$1.03

The accompanying notes are an integral part of these financial statements.

MONRO, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(UNAUDITED)

(Dollars and shares in thousands)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Total
Balance at March 25, 2017	22	$33	39,012	$390	6,322	$(106,212)	$191,553	$(3,161)	$498,651	$581,254
Net income									34,852	34,852
Other comprehensive loss:
Pension liability adjustment ($160) pre-tax								(100)		(100)
Cash dividends (1): Preferred									(184)	(184)
Common									(11,798)	(11,798)
Exercise of stock options			89	1	8	(351)	2,799			2,449
Stock-based compensation							1,202			1,202
Balance at September 23, 2017	22	$33	39,101	$391	6,330	$(106,563)	$195,554	$(3,261)	$521,521	$607,675

(1)	Represents first and second quarter fiscal year 2018 dividends of $.18 per common share or common share equivalent each quarter, declared on May 18, 2017 and August 15, 2017, respectively.

The accompanying notes are an integral part of these financial statements.

MONRO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	Fiscal September
	2017	2016
	(Dollars in thousands)
	Increase (Decrease) in Cash
Cash flows from operating activities:
Net income	$34,852	$34,299
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	23,979	21,545
Gain on bargain purchase	(13)	—
(Gain) loss on disposal of assets	(1,442)	403
Stock-based compensation expense	1,202	1,972
Net change in deferred income taxes	4,320	4,047
Change in operating assets and liabilities (excluding acquisitions)
Trade receivables	(1,196)	(443)
Inventories	(3,985)	1,713
Other current assets	(4,171)	(6,275)
Other non-current assets	1,116	2,649
Trade payables	13,447	6,269
Accrued expenses	3,730	2,091
Federal and state income taxes payable	3,380	382
Other long-term liabilities	(558)	(1,005)
Long-term income taxes payable	423	499
Total adjustments	40,232	33,847
Net cash provided by operating activities	75,084	68,146
Cash flows from investing activities:
Capital expenditures	(18,899)	(18,111)
Acquisitions, net of cash acquired	(14,468)	(129,473)
Proceeds from the disposal of assets	1,986	87
Net cash used for investing activities	(31,381)	(147,497)
Cash flows from financing activities:
Proceeds from borrowings	170,142	300,435
Principal payments on long-term debt, capital leases
and financing obligations	(206,948)	(212,531)
Exercise of stock options	2,449	1,924
Dividends paid	(11,973)	(11,236)
Net cash (used for) provided by financing activities	(46,330)	78,592
Decrease in cash	(2,627)	(759)
Cash at beginning of period	8,995	7,985
Cash at end of period	$6,368	$7,226

The accompanying notes are an integral part of these financial statements.

MONRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Condensed Consolidated Financial Statements

The consolidated balance sheets as of September 23, 2017 and March 25, 2017, the consolidated statements of comprehensive income for the quarters and six months ended September 23, 2017 and September 24, 2016, the consolidated statement of changes in shareholders’ equity for the six months ended September 23, 2017, and the consolidated statements of cash flows for the six months ended September 23, 2017 and September 24, 2016, include financial information for Monro, Inc., formerly Monro Muffler Brake, Inc., and its wholly-owned subsidiaries, Monro Service Corporation and Car-X, LLC (collectively, “Monro”, “we”, “us”, “our” and the “Company”).  These unaudited, condensed consolidated financial statements have been prepared by Monro.  We believe all known adjustments (consisting of normal recurring accruals or adjustments) have been made to fairly state the financial position, results of operations and cash flows for the unaudited periods presented.

Interim results are not necessarily indicative of results for a full year.  The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).  The information included in this Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 25, 2017.

We report our results on a 52/53 week fiscal year with the fiscal year ending on the last Saturday in March of each year.  The following are the dates represented by each fiscal period reported in these condensed financial statements:

“Quarter Ended Fiscal September 2017”	June 25, 2017 – September 23, 2017 (13 weeks)
“Quarter Ended Fiscal September 2016”	June 26, 2016 – September 24, 2016 (13 weeks)
“Six Months Ended Fiscal September 2017”	March 26, 2017 – September 23, 2017 (26 weeks)
“Six Months Ended Fiscal September 2016”	March 27, 2016 – September 24, 2016 (26 weeks)

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

Revisions

We have evaluated the principal vs. agent accounting guidance in assessing the appropriate presentation for certain transactions primarily related to our fiscal 2017 acquisitions.  We have determined agent accounting is appropriate for such transactions and therefore concluded that amounts previously presented on a gross basis should have been recorded on a net basis.  Accordingly, we have revised amounts previously recorded in connection with these transactions during the first and second quarters of fiscal 2017.  The revisions resulted in a reduction of sales and cost of sales by equal amounts of $1.6 million and $2.7 million for the first and second quarters of fiscal 2017, respectively, and did not impact gross profit as previously reported.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance for the reporting of revenue from contracts with customers.  This guidance provides guidelines a company will apply to determine the measurement of revenue and timing of when it is recognized.  Additional guidance has subsequently been issued to amend or clarify the reporting of revenue from contracts with customers.  The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017.  Early adoption is permitted, but not before the original effective date of December 15, 2016.  While the evaluation of the impact of the new revenue recognition guidance on our Consolidated Financial Statements has not yet been fully determined, we anticipate the provisions to primarily impact the deferral of revenue generated by the sale of an extended warranty.  We are required to adopt this guidance utilizing one of two methods: retrospective restatement for each reporting period presented at time of adoption, or a modified retrospective approach with the cumulative effect of initially applying this guidance recognized at the date of initial application.  We intend to elect an adoption methodology in the first quarter of fiscal 2019, after we have fully evaluated the impact on our Consolidated Financial Statements, and we expect to adopt the modified retrospective method.  Under this method, we would recognize the cumulative effect of the changes in retained earnings at the date of adoption, but would not restate prior periods.  In addition, we expect adoption to lead to increased footnote disclosures.

MONRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2016, the FASB issued new accounting guidance related to leases.  This guidance establishes a right of use (“ROU”) model that requires a lessee to record a ROU asset and lease liability on the balance sheet for all leases with terms longer than twelve months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition.  The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  Early adoption is permitted.  Approximately 50% of our store leases and all of our land leases are currently not recorded on our balance sheet.  Recording ROU assets and liabilities for these leases is expected to have a material impact on our Consolidated Balance Sheet.  We are currently evaluating the impact that recording ROU assets and liabilities will have on our Consolidated Statement of Comprehensive Income and the financial statement impact, if material, that the standard will have on leases which are currently recorded on our Consolidated Balance Sheet.

In March 2016, the FASB issued new accounting guidance intended to simplify various aspects related to accounting for share-based payments and their presentation in the financial statements. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016.  We have adopted this guidance during the first quarter of fiscal 2018. Amendments to this guidance related to accounting for excess tax benefits and tax deficiencies have been adopted prospectively and had an immaterial impact on the Consolidated Statement of Comprehensive Income for the six months ended September 23, 2017.  Excess tax benefits related to share-based payments are now included in operating cash flows rather than financing cash flows.  This change has been applied prospectively in accordance with the guidance and prior periods have not been adjusted.  We have previously classified cash paid for tax withholding purposes as a financing activity in the statement of cash flows.  Therefore, there is no change related to this requirement.  The amendments allow for a one-time accounting policy election to either account for forfeitures as they occur or continue to estimate forfeitures as required by current guidance.  We have elected to continue estimating forfeitures through applying a forfeiture rate.

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

MONRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2017, the FASB issued new accounting guidance which clarifies when to account for a change to the terms or conditions of a share based payment award as a modification.  Under this guidance, modification is required only if the fair value, the vesting conditions, or the classification of an award as equity or liability changes as a result of the change in terms or conditions.  This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017.  Early adoption is permitted, including adoption in any interim period, for reporting periods for which financial statements have not yet been issued.  This guidance is not expected to have a material impact on our Consolidated Financial Statements.

Other recent authoritative guidance issued by the FASB (including technical corrections to the Accounting Standards Codification) and the Securities and Exchange Commission did not, or are not expected to, have a material effect on Monro’s Consolidated Financial Statements.

Guarantees

At the time we issue a guarantee, we recognize an initial liability for the fair value, or market value, of the obligation we assume under that guarantee.  Monro has guaranteed certain lease payments, primarily related to franchisees, amounting to $6.2 million.  This amount represents the maximum potential amount of future payments under the guarantees as of September 23, 2017.  The leases are guaranteed through April 2020.  In the event of default by the franchise owner, Monro generally retains the right to assume the lease of the related store, enabling Monro to re-franchise the location or to operate that location as a Company-operated store.  We have recorded a liability related to anticipated defaults under the foregoing leases, of $.5 million and $.6 million as of September 23, 2017 and March 25, 2017, respectively.

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

Fiscal 2018

During the first six months of fiscal 2018, we acquired the following businesses for an aggregate purchase price of $14.0 million.  The acquisitions were financed through our existing credit facility.  The results of operations for these acquisitions are included in our financial results from the respective acquisition dates.

•	On August 13, 2017, we acquired eight retail tire and automotive repair stores located in Indiana and Illinois from Auto MD, LLC. These stores operate under the Car-X name.

•

On July 30, 2017, we acquired 13 retail tire and automotive repair stores in Michigan, 12 of which were operating as Speedy Auto Service and Tire dealer locations, from UVR, Inc.  One of the acquired stores was not opened by Monro.  These stores operate under the Monro name.

•	On July 9, 2017, we acquired one retail tire and automotive repair store located in North Carolina from Norman Young Tires, Inc. This store operates under the Treadquarters name.

•	On June 25, 2017, we acquired one retail tire and automotive repair store located in Illinois from D&S Pulaski, LLC. This store operates under the Car-X name.

•	On June 11, 2017, we acquired two retail tire and automotive repair stores located in Minnesota and Wisconsin from J & R Diversified, Inc. These stores operate under the Car-X name.

•	On June 11, 2017, we acquired one retail tire and automotive repair store located in Ohio from Michael N. McGroarty, Inc. This store operates under the Mr. Tire name.

•	On June 2, 2017, we acquired one retail tire and automotive repair store located in Connecticut from Tires Plus LLC. This store operates under the Monro name.

•	On May 21, 2017, we acquired one retail tire and automotive repair store located in Ohio from Bob Sumerel Tire Co., Inc. This store operates under the Mr. Tire name.

MONRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	On April 23, 2017, we acquired one retail tire and automotive repair store located in Florida from Collier Automotive Group, Inc. This store operates under The Tire Choice name.

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

We expensed all costs related to acquisitions in the six months ended September 23, 2017.  The total costs related to completed acquisitions were $.2 million and $.3 million for the three and six months ended September 23, 2017, respectively.  These costs are included in the Consolidated Statements of Comprehensive Income primarily under operating, selling, general and administrative expenses.

Sales for the fiscal 2018 acquired entities for the three and six months ended September 23, 2017 totaled $3.1 million and $3.6 million, respectively, for the period from acquisition date through September 23, 2017.

Supplemental pro forma information for the current or prior reporting periods has not been presented due to the impracticability of obtaining detailed, accurate or reliable data for the periods the acquired entities were not owned by Monro.

The preliminary fair values of identifiable assets acquired and liabilities assumed were based on preliminary valuations and estimates.  The excess of the net purchase price over net tangible and intangible assets acquired was recorded as goodwill.  The preliminary allocation of the aggregate purchase price as of September 23, 2017 was as follows:

As of Acquisition Date
(Dollars in thousands)
Inventories	$443
Other current assets	139
Property, plant and equipment	5,461
Intangible assets	2,917
Other non-current assets	7
Long-term deferred income tax assets	2,129
Total assets acquired	11,096
Other current liabilities	980
Long-term capital leases and financing obligations	8,831
Other long-term liabilities	80
Total liabilities assumed	9,891
Total net identifiable assets acquired	$1,205
Total consideration transferred	$14,033
Less: total net identifiable assets acquired	1,205
Goodwill	$12,828

The following are the intangible assets acquired and their respective fair values and weighted average useful lives:

	As of Acquisition Date
	Dollars in thousands	Weighted Average Useful Life
Favorable leases	$1,914	10 years
Customer lists	1,003	7 years
Total	$2,917	9 years

MONRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal 2017

During the first six months of fiscal 2017, we acquired the following businesses for an aggregate purchase price of $129.1 million.  The acquisitions were financed through our existing credit facility.  The results of operations for these acquisitions are included in Monro’s financial results from the respective acquisition dates.

•	On September 19, 2016, we acquired one commercial tire and automotive repair store located in Florida from Florida Tire Service, LLC. This store operates under The Tire Choice name.

•	On September 18, 2016, we acquired two retail tire and automotive repair stores located in Michigan from Davco Development Company and Ricketts, Inc. These stores operate under the Monro name.

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

•

On May 1, 2016, we acquired 29 retail/commercial tire and automotive repair stores and one retread plant located in Florida from McGee Tire Stores, Inc.  These stores operate primarily under The Tire Choice name.

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

Sales for the fiscal 2017 acquired entities for the three and six months ended September 24, 2016 totaled $14.3 million and $22.0 million, respectively, for the period from acquisition date through September 24, 2016.

Supplemental pro forma information for the current or prior reporting periods has not been presented due to the impracticability of obtaining detailed, accurate or reliable data for the periods the acquired entities were not owned by Monro.

MONRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have recorded the identifiable assets acquired and liabilities assumed at their fair values as of their respective acquisition dates (including any measurement period adjustments), with the remainder recorded as goodwill as follows:

As of Acquisition Date
(Dollars in thousands)
Trade receivables	$7,006
Inventories	18,125
Other current assets	377
Property, plant and equipment	23,674
Intangible assets	17,804
Other non-current assets	174
Long-term deferred income tax assets	6,099
Total assets acquired	73,259
Warranty reserves	448
Other current liabilities	2,805
Long-term capital leases and financing obligations	26,207
Other long-term liabilities	999
Total liabilities assumed	30,459
Total net identifiable assets acquired	$42,800
Total consideration transferred	$129,096
Plus: gain on bargain purchase	13
Less: total net identifiable assets acquired	42,800
Goodwill	$86,309

The total consideration of $129.1 million is comprised of $129 million in cash, and a $.1 million payable to a seller.  The payable is being paid via equal annual payments through September 2019.

The following are the intangible assets acquired and their respective fair values and weighted average useful lives:

	As of Acquisition Date
	Dollars in thousands	Weighted Average Useful Life
Customer lists	$9,461	13 years
Favorable leases	5,388	14 years
Trade names	2,955	17 years
Total	$17,804	14 years

As a result of the updated purchase price allocations, certain of the fair value amounts previously estimated were adjusted during the measurement period.  These measurement period adjustments related to updated valuation reports and appraisals received from our external valuation specialists, as well as revisions to internal estimates.  The changes in estimates include an increase in property, plant and equipment of $1.2 million; a decrease in intangible assets of $2.0 million; a decrease in long-term deferred income tax assets of $.3 million; a decrease in other current liabilities of $.1 million; and an increase in long-term capital leases and financing obligations of $.2 million.  The measurement period adjustments resulted in an increase of goodwill of $1.2 million.

These measurement period adjustments were not material to the Consolidated Statements of Comprehensive Income for the quarter and six months ended September 23, 2017, respectively.

We continue to refine the valuation data and estimates primarily related to inventory, road hazard warranty, intangible assets, real estate, and real property leases for fiscal 2017 acquisitions which closed subsequent to September 24, 2016 and the fiscal 2018 acquisitions, and expect to complete valuations no later than the first anniversary date of the respective acquisition.  We anticipate that adjustments will continue to be made to the fair values of identifiable assets acquired and liabilities assumed and those adjustments may or may not be material.

MONRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Earnings per Common Share

Basic earnings per common share amounts are computed by dividing income available to common shareholders, after deducting preferred stock dividends, by the average number of common shares outstanding.  Diluted earnings per common share amounts assume the issuance of common stock for all potentially dilutive equivalent securities outstanding.

The following is a reconciliation of basic and diluted earnings per common share for the respective periods:

	Quarter Ended		Six Months Ended
	Fiscal September		Fiscal September
	2017	2016	2017	2016
	(Amounts in thousands,
	except per share data)
Numerator for earnings per common share calculation:
Net income	$17,267	$17,544	$34,852	$34,299
Preferred stock dividends	(92)	(129)	(184)	(258)
Income available to common shareholders	$17,175	$17,415	$34,668	$34,041
Denominator for earnings per common share calculation:
Weighted average common shares, basic	32,754	32,291	32,729	32,274
Effect of dilutive securities:
Preferred stock	510	760	510	760
Stock options	45	266	61	292
Weighted average number of common shares, diluted	33,309	33,317	33,300	33,326
Basic earnings per common share:	$.52	$.54	$1.06	$1.05
Diluted earnings per common share:	$.52	$.53	$1.05	$1.03

The computation of diluted earnings per common share excludes the effect of the assumed exercise of approximately 1,066,000 and 1,063,000 stock options for the three and six months ended fiscal September 23, 2017, respectively, and 243,000 and 241,000 for the three and six months ended September 24, 2016, respectively.  Such amounts were excluded as the exercise prices of these stock options were greater than the average market value of our common stock for those periods, resulting in an anti-dilutive effect on diluted earnings per common share.

Note 4 – Income Taxes

In the normal course of business, we provide for uncertain tax positions and the related interest and penalties, and adjust our unrecognized tax benefits and accrued interest and penalties accordingly.  The total amounts of unrecognized tax benefits were $7.4 million and $6.9 million at September 23, 2017 and March 25, 2017, respectively, the majority of which, if recognized, would affect the effective tax rate.  Additionally, we have accrued interest and penalties related to unrecognized tax benefits of approximately $.5 million and $.4 million as of September 23, 2017 and March 25, 2017, respectively.

We file U.S. federal income tax returns and income tax returns in various state jurisdictions.  Our fiscal 2014 through fiscal 2016 U.S. federal tax years and various state tax years remain subject to income tax examinations by tax authorities.

Note 5 – Fair Value

Long-term debt had a carrying amount and a fair value of $153.1 million as of September 23, 2017, as compared to a carrying amount and a fair value of $182.4 million as of March 25, 2017.  The fair value of long-term debt was estimated based on discounted cash flow analyses using either quoted market prices for the same or similar issues, or the current interest rates offered to Monro for debt with similar maturities.

Note 6 – Supplemental Disclosure of Cash Flow Information

The following represents non-cash investing and financing activities during the periods indicated:

MONRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended September 23, 2017:

In connection with the fiscal 2018 acquisitions and fiscal 2017 acquisition measurement period adjustments (see Note 2), liabilities were assumed as follows:

(Dollars in thousands)
Fair value of assets acquired	$9,988
Goodwill acquired	14,036
Gain on bargain purchase	(13)
Cash paid, net of cash acquired	(14,058)
Liabilities assumed	$9,953

Six Months Ended September 24, 2016:

In connection with the fiscal 2017 acquisitions and fiscal 2016 acquisition measurement period adjustments, liabilities were assumed as follows:

(Dollars in thousands)
Fair value of assets acquired	$70,273
Goodwill acquired	87,791
Cash paid, net of cash acquired	(129,473)
Amounts payable to sellers	352
Liabilities assumed	$28,943

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including (without limitation) statements made in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain statements of future expectations and other forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995.  When used in this Quarterly Report on Form 10-Q, the words “anticipates”, “believes”, “contemplates”, “expects”, “see”, “could”, “may”, “estimate”, “appear”, “intend”, “plans” and variations thereof and similar expressions, are intended to identify forward-looking statements.  Forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed.  These factors include, but are not necessarily limited to, product demand, dependence on and competition within the primary markets in which Monro’s stores are located, the need for and costs associated with store renovations and other capital expenditures, the effect of economic conditions, seasonality, the impact of weather conditions and natural disasters, the impact of competitive services and pricing, parts supply restraints or difficulties, our dependence on vendors, including foreign vendors, industry regulation, risks relating to leverage and debt service (including sensitivity to fluctuations in interest rates), continued availability of capital resources and financing, advances in automotive technology, disruption or unauthorized access to our computer systems, risks relating to protection of customer and employee personal data, business interruptions, risks relating to litigation, risks relating to integration of acquired businesses, including goodwill impairment and the risks set forth in our Annual Report on Form 10-K for the fiscal year ended March 25, 2017.  Except as required by law, we do not undertake and specifically disclaim any obligation to update any forward-looking statement to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.  References to fiscal 2018 and fiscal 2017 in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to our fiscal years ending March 31, 2018 and ended March 25, 2017, respectively.

Results of Operations

The following table sets forth income statement data of Monro expressed as a percentage of sales for the fiscal periods indicated:

	Quarter Ended		Six Months Ended
	Fiscal September		Fiscal September
	2017	2016	2017	2016
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including distribution and occupancy costs	61.2	59.3	60.3	58.8
Gross profit	38.8	40.7	39.7	41.2
Operating, selling, general and administrative expenses	26.7	27.7	27.5	28.0
Operating income	12.2	13.0	12.1	13.1
Interest expense - net	2.2	1.8	2.1	1.9
Other income - net	(0.1)	(0.1)	—	(0.1)
Income before provision for income taxes	10.0	11.2	10.1	11.3
Provision for income taxes	3.8	4.1	3.8	4.2
Net income	6.2%	7.1%	6.3%	7.1%

Second Quarter and Six Months Ended September 23, 2017 as Compared to Second Quarter and Six Months Ended September 24, 2016

Sales were $278.0 million for the quarter ended September 23, 2017 as compared with $245.9 million for the quarter ended September 24, 2016.  The sales increase of $32.1 million, or 13.0%, was due to an increase of $34.4 million related to new stores, of which $29.1 million came from the fiscal 2017 and fiscal 2018 acquisitions.  Partially offsetting this was a decrease in sales from closed stores amounting to $1.5 million.  Additionally, there was a decrease in comparable store sales of .4%.  There were 91 selling days in both the quarters ended September 23, 2017 and September 24, 2016.

During the quarter ended September 23, 2017, we had 93 stores temporarily close in connection with Hurricane Irma.  All of these stores have since reopened.  Adjusting for lost selling days, comparable store sales were flat in the second quarter and sales from new stores were higher by approximately $.5 million.

Barter sales of slower moving inventory totaled approximately $1.7 million and $1.4 million for the quarters ended September 23, 2017 and September 24, 2016, respectively.  There were no barter sales in the first quarter of fiscal 2017 or fiscal 2018.

Sales were $556.5 million for the six months ended September 23, 2017 as compared with $481.2 million for the six months ended September 24, 2016.  The sales increase of $75.3 million, or 15.6%, was due to an increase of $76.0 million related to new stores, of which $64.1 million came from the fiscal 2017 and fiscal 2018 acquisitions.  Additionally, comparable store sales increased by .5%.  Partially offsetting this was a decrease in sales from closed stores amounting to $2.8 million.  There were 181 selling days in the first six months of fiscal 2018 and fiscal 2017.  Adjusting for lost selling days resulting from Hurricane Irma, comparable store sales increased by approximately .7%.

At September 23, 2017, we had 1,136 Company-operated stores and 107 franchised locations as compared with 1,097 Company-operated stores and 132 franchised locations at September 24, 2016.  At March 25, 2017, we had 1,118 Company-operated stores and 114 franchised locations.  During the quarter ended September 23, 2017, we added 23 Company-operated stores (including eight purchased from an existing franchisee) and closed six stores.  Additionally, one franchised location was opened and we purchased eight franchised locations from an existing franchisee as Company-operated stores during the quarter ended September 23, 2017.  Year-to-date, we have added 30 Company-operated stores (including eight purchased from an existing franchisee) and closed 12 stores.  Additionally, we opened one franchised location and purchased eight franchised locations from an existing franchisee as Company-operated stores during the six months ended September 23, 2017.

Comparable store brakes and front end/shocks category sales for the quarter ended September 23, 2017 increased by approximately 6% and 2%, respectively, from the prior year period.  However, both the tires and maintenance services categories decreased by approximately 2% on a comparable store sales basis as compared to the same period in the prior year.  Comparable store alignment sales were flat for the quarter ended September 23, 2017 as compared to the prior year period.  Comparable store sales were impacted by higher average ticket, offset by lower traffic.

Gross profit for the quarter ended September 23, 2017 was $107.9 million or 38.8% of sales as compared with $100.0 million or 40.7% of sales for the quarter ended September 24, 2016.  The decrease in gross profit for the quarter ended September 23, 2017, as a percentage of sales, was due primarily to a shift in sales mix related to recent acquisitions, including the recently acquired commercial and wholesale tire locations.

At our retail tire and automotive repair locations, we provide a broad range of services on passenger cars, light trucks and vans for brakes; mufflers and exhaust systems; and steering, drive train, suspension and wheel alignment.  We also provide other products and services, including tires and routine maintenance services, such as state inspections.  During fiscal 2017, we acquired certain tire and automotive repair locations that also serve commercial customers and sell tires to customers for resale.  These locations conduct tire and automotive repair activities that are similar to our retail locations, other than with respect to the sales mix resulting from the sale of commercial tires and the lower gross margin of the wholesale locations.  The lower gross margin is due primarily to the higher mix of tires sold and the fact that those tire sales do not include installation or other tire related services that are more common at other locations.  In the aggregate, the commercial and wholesale locations had consolidated revenue of approximately $23.0 million and $3.9 million for the quarters ended September 23, 2017 and September 24, 2016, respectively.  Additionally, due to the sales mix from our commercial and wholesale locations, our consolidated gross margin for the quarter ended September 23, 2017 was reduced by approximately 250 basis points, as compared to a reduction in consolidated gross margin of approximately 20 basis points for the prior year quarter.

On a comparable store basis, gross profit for the quarter ended September 23, 2017 increased approximately 40 basis points, as a percentage of sales, from the prior year quarter due primarily to lower material costs as a percentage of sales.

On a consolidated basis, labor costs for the quarter ended September 23, 2017 decreased as a percentage of sales, as compared to the prior year quarter due to the sales mix shift from recent acquisitions.  Largely offsetting the decrease in labor costs, as a percentage of sales, was an increase in distribution and occupancy costs, as a percentage of sales, as we lost leverage on these largely fixed costs with lower overall comparable store sales.

Gross profit for the six months ended September 23, 2017 was $220.8 million or 39.7% of sales as compared with $198.1 million or 41.2% of sales for the six months ended September 24, 2016.  The year-to-date decrease in gross profit, as a percentage of sales, was due primarily to a shift in sales mix related to recent acquisitions, including the recently acquired commercial and wholesale tire locations.

On a comparable store basis, gross profit for the six months ended September 23, 2017 increased approximately 70 basis points, as a percentage of sales, from the prior year six months due primarily to lower material costs as a percentage of sales.

Operating expenses for the quarter ended September 23, 2017 were $74.1 million or 26.7% of sales as compared with $68.1 million or 27.7% of sales for the quarter ended September 24, 2016.  The increase of $6.0 million is due primarily to increased expenses for new stores, and expenses related to the management transition.  On a comparable store basis, excluding management transition costs, total operating expenses for the quarter ended September 23, 2017 decreased by approximately $1.8 million as compared to the same quarter of the prior year.  We believe that this demonstrates the effectiveness of our strong cost control in a period of soft sales.

For the six months ended September 23, 2017, operating expenses increased by $18.4 million to $153.3 million from the comparable period of the prior year and were 27.5% of sales as compared to 28.0% of sales for the six months ended September 24, 2016.  The increase is due primarily to increased expenses for new stores, and expenses related to the management transition.  On a comparable store basis, excluding management transition costs, total operating expenses for the six months ended September 23, 2017 increased by approximately $1.1 million as compared to the comparable period of the prior year, due primarily to increases in performance-based manager pay.

Operating income for the quarter ended September 23, 2017 of approximately $33.8 million increased by 5.9% as compared to operating income of approximately $31.9 million for the quarter ended September 24, 2016, and decreased as a percentage of sales from 13.0% to 12.2% for the reasons described above.

Operating income for the six months ended September 23, 2017 of approximately $67.6 million increased by 6.9% as compared to operating income of approximately $63.2 million for the six months ended September 24, 2016, and decreased as a percentage of sales from 13.1% to 12.1% for the reasons described above.

Net interest expense for the quarter ended September 23, 2017 increased by approximately $1.6 million as compared to the same period in the prior year, and increased from 1.8% to 2.2% as a percentage of sales for the same periods.  The weighted average debt outstanding for the quarter ended September 23, 2017 increased by approximately $37 million as compared to the quarter ended September 24, 2016.  This increase is related to an increase in capital lease debt recorded in connection with the fiscal 2017 and fiscal 2018 acquisitions and greenfield expansion.  There was also an increase in the weighted average interest rate of approximately 130 basis points from the prior year, due largely to an increase in capital lease debt, as well as an increase in the LIBOR and prime rates versus the same time last year.

Net interest expense for the six months ended September 23, 2017 increased by approximately $2.9 million as compared to the same period in the prior year, and increased from 1.9% to 2.1% as a percentage of sales for the same periods.  Weighted average debt increased by approximately $52 million and the weighted average interest rate increased by approximately 80 basis points as compared to the same period of the prior year.

The effective tax rate for the quarter ended September 23, 2017 and September 24, 2016 was 38.2% and 36.3%, respectively, of pre-tax income.  The increase in the rate was due to a variety of factors, none of which was individually significant.

The effective tax rate for the six months ended September 23, 2017 and September 24, 2016 was 37.7% and 37.1%, respectively, of pre-tax income.

Net income for the quarter ended September 23, 2017 of $17.3 million decreased 1.6% from net income for the quarter ended September 24, 2016.  Earnings per common share on a diluted basis for the quarter ended September 23, 2017 of $.52 decreased 1.9% as compared to the quarter ended September 24, 2016.

For the six months ended September 23, 2017, net income of $34.9 million increased 1.6% and diluted earnings per common share of $1.05 increased 1.9% as compared to the six months ended September 24, 2016.

Capital Resources and Liquidity

Capital Resources

Our primary capital requirements in fiscal 2018 are the upgrading of facilities and systems and the funding of our store expansion program, including potential acquisitions of existing store chains.  For the six months ended September 23, 2017, we spent approximately $33.4 million on these items.  Capital requirements were met primarily by cash flow from operations and from our revolving credit facility.

In May 2017, our Board of Directors declared its intention to pay a regular quarterly cash dividend of $.18 per common share or common share equivalent beginning with the first quarter of fiscal 2018.  We paid dividends of $12.0 million during the six months ended September 23, 2017.  However, the declaration of and any determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on Monro’s financial condition, results of operations, capital requirements, compliance with charter and credit facility restrictions, and such other factors as the Board of Directors deems relevant.

We plan to continue to seek suitable acquisition candidates.  We believe we have sufficient resources available (including cash flow from operations and bank financing) to expand our business as currently planned for the next twelve months.

Liquidity

In January 2016, we entered into a new five-year $600 million revolving credit facility agreement with nine banks (the “Credit Facility”).  The Credit Facility replaced our previous revolving credit facility, as amended, which would have expired in December 2017.  Interest only is payable monthly throughout the Credit Facility’s term.  The Credit Facility increased our current borrowing capacity from our prior financing agreement by $350 million to $600 million, and includes an accordion feature permitting us to request an increase in availability of up to an additional $100 million, an increase of $25 million from our prior revolving credit facility.  The expanded facility bears interest at 75 to 175 basis points over LIBOR.  The Credit Facility requires fees payable quarterly throughout the term between .15% and .35% of the amount of the average net availability under the Credit Facility during the preceding quarter.  There was $153.0 million outstanding under the Credit Facility at September 23, 2017.

Within the Credit Facility, we have a sub-facility of $80 million available for the purpose of issuing standby letters of credit.  The line requires fees aggregating 87.5 to 187.5 basis points over LIBOR annually of the face amount of each standby letter of credit, payable quarterly in arrears.  There was $29.4 million in an outstanding letter of credit at September 23, 2017.

The net availability under the Credit Facility at September 23, 2017 was $417.6 million.

Specific terms of the Credit Facility permit the payment of cash dividends not to exceed 50% of the prior year’s net income, and permit mortgages and specific lease financing arrangements with other parties with certain limitations.  Other specific terms and the maintenance of specified ratios are generally consistent with our prior financing agreement.  Additionally, the Credit Facility is not secured by our real property, although we have agreed not to encumber our real property, with certain permissible exceptions.  We were in compliance with all debt covenants at September 23, 2017.

In addition, we have financed certain store properties and equipment with capital leases/financing obligations, which amounted to $239.5 million at September 23, 2017 and are due in installments through May 2045.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 1 of the Company’s Condensed Consolidated Financial Statements for a discussion of the impact of recently issued accounting standards on our Condensed Consolidated Financial Statements as of September 23, 2017 and the expected impact on the Consolidated Financial Statements for future periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from potential changes in interest rates.  As of September 23, 2017, approximately .05% of our debt financing, excluding capital leases and financing obligations, was at fixed interest rates and, therefore, the fair value of such debt financing is affected by changes in market interest rates.  Our cash flow exposure on floating rate debt would result in annual interest expense fluctuations of approximately $1.5 million based upon our debt position at September 23, 2017 and $1.8 million for the fiscal year ended March 25, 2017, given a 1% change in LIBOR.

Debt financing had a carrying amount and a fair value of $153.1 million as of September 23, 2017, as compared to a carrying amount and a fair value of $182.4 million as of March 25, 2017.

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

Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended September 23, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MONRO, INC.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not a party or subject to any legal proceedings other than certain claims and lawsuits that arise in the normal course of our business.  We do not believe that such claims or lawsuits, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

Item 6.  Exhibits

Exhibits

3.01e – Certificate of Amendment to Restated Certificate of Incorporation, dated August 15, 2017, incorporated by reference herein from Exhibit No. 3.01e to the Company’s Current Report on Form 8-K, filed August 21, 2017

10.18b – Amendment No. 2 to Credit Agreement, dated as of October 3, 2017

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
3.01e

Certificate of Amendment to Restated Certificate of Incorporation, dated August 15, 2017, incorporated by reference herein from Exhibit No. 3.01e to the Company’s Current Report on Form 8-K, filed August 21, 2017

10.18b	Amendment No. 2 to Credit Agreement, dated as of October 3, 2017
31.1	Certification of Brett T. Ponton pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Brian J. D’Ambrosia pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.INS	XBRL Instance Document
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.SCH	XBRL Taxonomy Extension Schema Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase