Form 10-Q
period 2017-12-23
MONRO, INC.
filed 2018-02-01
CIK 876427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

____________________________________________________________

FORM 10-Q

____________________________________________________________

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 23, 2017.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒  Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      ☒  Yes     ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of January 19, 2018, 32,794,965 shares of the registrant's common stock, par value $.01 per share, were outstanding.

MONRO, INC.

MONRO, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MONRO, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 23,	March 25,
	2017	2017
	(Dollars in thousands)
Assets
Current assets:
Cash and equivalents	$7,853	$8,995
Trade receivables	12,861	11,465
Federal and state income taxes receivable	4,972	3,527
Inventories	143,099	142,604
Other current assets	39,111	32,639
Total current assets	207,896	199,230
Property, plant and equipment	756,531	712,999
Less - Accumulated depreciation and amortization	(343,955)	(318,365)
Net property, plant and equipment	412,576	394,634
Goodwill	517,989	501,736
Intangible assets	50,027	54,288
Other non-current assets	10,575	11,331
Long-term deferred income tax assets	14,348	24,045
Total assets	$1,213,411	$1,185,264
Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt, capital leases and financing obligations	$18,161	$15,298
Trade payables	86,294	79,492
Accrued payroll, payroll taxes and other payroll benefits	18,289	24,979
Accrued insurance	39,324	35,325
Warranty reserves	11,966	10,843
Other current liabilities	21,433	19,956
Total current liabilities	195,467	185,893
Long-term debt	154,551	182,337
Long-term capital leases and financing obligations	226,615	213,166
Accrued rent expense	4,577	5,037
Other long-term liabilities	14,535	15,137
Long-term income taxes payable	3,050	2,440
Total liabilities	598,795	604,010
Commitments and contingencies
Shareholders' equity:
Class C Convertible Preferred Stock, $1.50 par value, $.064 conversion value, 150,000 shares authorized; 21,802 shares issued and outstanding	33	33
Common Stock, $.01 par value, 65,000,000 shares authorized; 39,124,523 and 39,012,189 shares issued at December 23, 2017 and March 25, 2017, respectively	391	390
Treasury Stock, 6,330,008 and 6,322,417 shares at December 23, 2017 and March 25, 2017, respectively, at cost	(106,563)	(106,212)
Additional paid-in capital	196,948	191,553
Accumulated other comprehensive loss	(3,312)	(3,161)
Retained earnings	527,119	498,651
Total shareholders' equity	614,616	581,254
Total liabilities and shareholders' equity	$1,213,411	$1,185,264

The accompanying notes are an integral part of these financial statements.

MONRO, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Quarter Ended		Nine Months Ended
	Fiscal December		Fiscal December
	2017	2016	2017	2016
	(Dollars in thousands,
	except per share data)
Sales	$285,730	$288,283	$842,237	$769,500
Cost of sales, including distribution and occupancy costs	178,743	182,683	514,426	465,834
Gross profit	106,987	105,600	327,811	303,666
Operating, selling, general and administrative expenses	77,688	72,526	230,943	207,372
Operating income	29,299	33,074	96,868	96,294
Interest expense, net of interest income	6,138	5,261	17,997	14,233
Other income, net	(99)	(165)	(336)	(445)
Income before provision for income taxes	23,260	27,978	79,207	82,506
Provision for income taxes	11,659	10,412	32,755	30,641
Net income	11,601	17,566	46,452	51,865
Other comprehensive loss, net of tax:
Changes in pension, net of tax benefit	(50)	(83)	(151)	(211)
Comprehensive income	$11,551	$17,483	$46,301	$51,654
Earnings per common share:
Basic	$.35	$.54	$1.41	$1.59
Diluted	$.35	$.53	$1.39	$1.56

The accompanying notes are an integral part of these financial statements.

MONRO, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(UNAUDITED)

(Dollars and shares in thousands)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Total
Balance at March 25, 2017	22	$33	39,012	$390	6,322	$(106,212)	$191,553	$(3,161)	$498,651	$581,254
Net income									46,452	46,452
Other comprehensive loss:
Pension liability adjustment ($241) pre-tax								(151)		(151)
Cash dividends (1): Preferred									(276)	(276)
Common									(17,690)	(17,690)
Dividend payable									(18)	(18)
Exercise of stock options			112	1	8	(351)	3,385			3,035
Stock-based compensation							2,010			2,010
Balance at December 23, 2017	22	$33	39,124	$391	6,330	$(106,563)	$196,948	$(3,312)	$527,119	$614,616

(1)

Represents first,  second and third quarter fiscal year 2018 dividends of $.18 per common share or common share equivalent each quarter, declared on May 18, 2017,  August 15, 2017 and December 1, 2017, respectively.

The accompanying notes are an integral part of these financial statements.

MONRO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	Fiscal December
	2017	2016
	(Dollars in thousands)
	Increase (Decrease) in Cash
Cash flows from operating activities:
Net income	$46,452	$51,865
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	36,477	33,310
Gain on bargain purchase	(13)	—
(Gain) loss on disposal of assets	(400)	219
Stock-based compensation expense	2,010	2,230
Net change in deferred income taxes	12,183	6,859
Change in operating assets and liabilities (excluding acquisitions)
Trade receivables	(1,367)	142
Inventories	118	8,724
Other current assets	(6,390)	(12,326)
Other non-current assets	2,305	2,637
Trade payables	6,802	11,580
Accrued expenses	547	(2,413)
Federal and state income taxes payable	(1,445)	(472)
Other long-term liabilities	(780)	(1,153)
Long-term income taxes payable	610	552
Total adjustments	50,657	49,889
Net cash provided by operating activities	97,109	101,754
Cash flows from investing activities:
Capital expenditures	(29,727)	(28,082)
Acquisitions, net of cash acquired	(16,363)	(133,684)
Proceeds from the disposal of assets	2,333	1,467
Net cash used for investing activities	(43,757)	(160,299)
Cash flows from financing activities:
Proceeds from borrowings	260,951	389,703
Principal payments on long-term debt, capital leases
and financing obligations	(300,514)	(318,297)
Exercise of stock options	3,035	2,491
Dividends paid	(17,966)	(16,874)
Net cash (used for) provided by financing activities	(54,494)	57,023
Decrease in cash	(1,142)	(1,522)
Cash at beginning of period	8,995	7,985
Cash at end of period	$7,853	$6,463

The accompanying notes are an integral part of these financial statements.

MONRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Condensed Consolidated Financial Statements

The consolidated balance sheets as of December 23, 2017 and March 25, 2017, the consolidated statements of comprehensive income for the quarters and nine months ended December 23, 2017 and December 24, 2016, the consolidated statement of changes in shareholders’ equity for the nine months ended December 23, 2017, and the consolidated statements of cash flows for the nine months ended December 23, 2017 and December 24, 2016, include financial information for Monro, Inc. and its wholly-owned subsidiaries, Monro Service Corporation and Car-X, LLC (collectively, “Monro”, “we”, “us”, “our” and the “Company”).  These unaudited, condensed consolidated financial statements have been prepared by Monro.  We believe all known adjustments (consisting of normal recurring accruals or adjustments) have been made to fairly state the financial position, results of operations and cash flows for the unaudited periods presented.

Interim results are not necessarily indicative of results for a full year.  The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).  The information included in this Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 25, 2017.

We report our results on a 52/53 week fiscal year with the fiscal year ending on the last Saturday in March of each year.  The following are the dates represented by each fiscal period reported in these condensed financial statements:

“Quarter Ended Fiscal December 2017”	September 24, 2017 – December 23, 2017 (13 weeks)
“Quarter Ended Fiscal December 2016”	September 25, 2016 – December 24, 2016 (13 weeks)
“Nine Months Ended Fiscal December 2017”	March 26, 2017 – December 23, 2017 (39 weeks)
“Nine Months Ended Fiscal December 2016”	March 27, 2016 – December 24, 2016 (39 weeks)

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance for the reporting of revenue from contracts with customers.  This guidance provides guidelines a company will apply to determine the measurement of revenue and timing of when it is recognized.  Additional guidance has subsequently been issued to amend or clarify the reporting of revenue from contracts with customers.  The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017.  Early adoption was permitted, but we did not early adopt this guidance.  We have completed our initial assessment of the effect of adoption.  Based on this assessment, we expect the impact of the new guidance on the amount and timing of revenue recognition to be insignificant.  While the evaluation of the impact of the new revenue recognition guidance on our Consolidated Financial Statements has not yet been fully determined, we anticipate the provisions to primarily impact the deferral of revenue generated by the sale of an extended warranty.  We are required to adopt this guidance utilizing one of two methods: retrospective restatement for each reporting period presented at time of adoption, or a modified retrospective approach with the cumulative effect of initially applying this guidance recognized at the date of initial application.  We have identified, and are in the process of implementing, appropriate changes to our business processes and controls to support recognition and disclosure under the guidance.  We will elect an adoption methodology in the first quarter of the fiscal year ended March 2019, after we have fully evaluated the impact on our Consolidated Financial Statements, and we expect to adopt the modified retrospective method.  Under this method, we would recognize the cumulative effect of the changes in retained earnings at the date of adoption, but would not restate prior periods.  In addition, we expect adoption to lead to increased footnote disclosures.

MONRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2016, the FASB issued new accounting guidance related to leases.  This guidance establishes a right of use (“ROU”) model that requires a lessee to record a ROU asset and lease liability on the balance sheet for all leases with terms longer than twelve months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition.  The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years.  A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  Early adoption is permitted, but we have not early adopted this guidance.  Approximately 50% of our store leases and all of our land leases are currently not recorded on our balance sheet.  Recording ROU assets and liabilities for these leases is expected to have a material impact on our Consolidated Balance Sheet.  We are currently evaluating the impact that recording ROU assets and liabilities will have on our Consolidated Statement of Comprehensive Income and the financial statement impact, if material, that the standard will have on leases, which are currently recorded on our Consolidated Balance Sheet.

In March 2016, the FASB issued new accounting guidance intended to simplify various aspects related to accounting for share-based payments and their presentation in the financial statements. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016.  We adopted this guidance during the first quarter of fiscal 2018. Amendments to this guidance related to accounting for excess tax benefits and tax deficiencies have been adopted prospectively and had an immaterial impact on the Consolidated Statement of Comprehensive Income for the nine months ended December 23, 2017.  Excess tax benefits related to share-based payments are now included in operating cash flows rather than financing cash flows.  This change has been applied prospectively in accordance with the guidance and prior periods have not been adjusted.  We have previously classified cash paid for tax withholding purposes as a financing activity in the statement of cash flows.  Therefore, there is no change related to this requirement.  The amendments allow for a one-time accounting policy election to either account for forfeitures as they occur or continue to estimate forfeitures as required by current guidance.  We have elected to continue estimating forfeitures through applying a forfeiture rate.

In August 2016, the FASB issued new accounting guidance related to cash flow classification.  This guidance clarifies and provides specific guidance on eight cash flow classification issues that are not addressed by current GAAP and thereby reduce the current diversity in practice.  This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017.  Early adoption was permitted, but we did not early adopt this guidance.  This guidance is not expected to have a material impact on our Consolidated Financial Statements.

In January 2017, the FASB issued new accounting guidance which clarifies the definition of a business, particularly when evaluating whether transactions should be accounted for as acquisitions or dispositions of assets or businesses.  This guidance provides a screen to determine when a set of assets and activities (collectively referred to as a “set”) is not a business.  This screen requires that when substantially all of the fair value of the assets is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business.  If the screen is not met, the guidance provides a framework to evaluate whether both an input and a substantive process are present to be considered a business.  This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017.  Early adoption was permitted for certain transactions, but we did not early adopt this guidance.  This guidance is not expected to have a material impact on our Consolidated Financial Statements.

In January 2017, the FASB issued new accounting guidance simplifying the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which required the determination of an implied fair value of goodwill.  Under this guidance, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.  An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.  This guidance is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  We have not early adopted this guidance.  This guidance is not expected to have a material impact on our Consolidated Financial Statements.

In March 2017, the FASB issued accounting guidance related to the presentation of net periodic pension cost and net periodic postretirement benefit cost.   This guidance requires employers to present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period.  The other components of net benefit cost are to be presented separately from the service cost component and outside of any subtotal of income from operations. Employers will have to disclose the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement.  This guidance is effective for fiscal years and interim periods beginning after December 15, 2017, and should be applied retrospectively.  Early adoption was permitted, but we did not early adopt this guidance.  This guidance is not expected to have a material impact on our Consolidated Financial Statements.

MONRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2017, the FASB issued new accounting guidance which clarifies when to account for a change to the terms or conditions of a share based payment award as a modification.  Under this guidance, modification is required only if the fair value, the vesting conditions, or the classification of an award as equity or liability changes as a result of the change in terms or conditions.  This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017.  Early adoption was permitted, but we did not early adopt this guidance.  This guidance is not expected to have a material impact on our Consolidated Financial Statements.

Other recent authoritative guidance issued by the FASB (including technical corrections to the Accounting Standards Codification) and the Securities and Exchange Commission did not, or are not expected to, have a material effect on Monro’s Consolidated Financial Statements.

Guarantees

At the time we issue a guarantee, we recognize an initial liability for the fair value, or market value, of the obligation we assume under that guarantee.  Monro has guaranteed certain lease payments, primarily related to franchisees, amounting to $5.4 million.  This amount represents the maximum potential amount of future payments under the guarantees as of December 23, 2017.  The leases are guaranteed through April 2020.  In the event of default by the franchise owner, Monro generally retains the right to assume the lease of the related store, enabling Monro to re-franchise the location or to operate that location as a Company-operated store.  We have recorded a liability related to anticipated defaults under the foregoing leases, of $.2 million and $.6 million as of December 23, 2017 and March 25, 2017, respectively.

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

Subsequent Events

We have signed a definitive asset purchase agreement to complete the acquisition of seven retail tire and automotive repair stores located within our existing markets.  This transaction is expected to close during the fourth quarter of fiscal 2018 and is expected to be financed through our existing credit facility.

On January 14, 2018, we acquired three retail tire and automotive stores located in Pennsylvania from Valley Tire Co., Inc.  These stores operate under the Mr. Tire name.  The acquisition was financed through our existing credit facility.

Fiscal 2018

During the first nine months of fiscal 2018, we acquired the following businesses for an aggregate purchase price of $15.7 million.  The acquisitions were financed through our existing credit facility.  The results of operations for these acquisitions are included in our financial results from the respective acquisition dates.

•	On December 17, 2017, we acquired one retail tire and automotive repair store located in Indiana from MLR, Incorporated. This store operates under the Car-X name.

•

On December 10, 2017, we acquired two retail tire and automotive repair stores located in Pennsylvania from TriGar Tire & Auto Service Center, LLC.  One store operates under the Monro name and one store operates under the Mr. Tire name.

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

MONRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We expensed all costs related to acquisitions in the nine months ended December 23, 2017.  The total costs related to completed acquisitions were $.1 million and $.4 million for the three and nine months ended December 23, 2017, respectively.  These costs are included in the Consolidated Statements of Comprehensive Income primarily under operating, selling, general and administrative expenses.

Sales for the fiscal 2018 acquired entities for the three and nine months ended December 23, 2017 totaled $4.6 million and $8.2 million, respectively, for the period from acquisition date through December 23, 2017.

Supplemental pro forma information for the current or prior reporting periods has not been presented due to the impracticability of obtaining detailed, accurate or reliable data for the periods the acquired entities were not owned by Monro.

The preliminary fair values of identifiable assets acquired and liabilities assumed were based on preliminary valuations and estimates.  The excess of the net purchase price over net tangible and intangible assets acquired was recorded as goodwill.  The preliminary allocation of the aggregate purchase price as of December 23, 2017 was as follows:

As of Acquisition Date
(Dollars in thousands)
Inventories	$476
Other current assets	146
Property, plant and equipment	6,675
Intangible assets	3,380
Other non-current assets	7
Long-term deferred income tax assets	2,704
Total assets acquired	13,388
Other current liabilities	1,243
Long-term capital leases and financing obligations	11,298
Other long-term liabilities	80
Total liabilities assumed	12,621
Total net identifiable assets acquired	$767
Total consideration transferred	$15,732
Less: total net identifiable assets acquired	767
Goodwill	$14,965

MONRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following are the intangible assets acquired and their respective fair values and weighted average useful lives:

	As of Acquisition Date
	Dollars in thousands	Weighted Average Useful Life
Favorable leases	$2,304	10 years
Customer lists	1,076	7 years
Total	$3,380	9 years

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

MONRO, INC.

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

We have recorded the identifiable assets acquired and liabilities assumed at their fair values as of their respective acquisition dates (including any measurement period adjustments), with the remainder recorded as goodwill as follows:

As of Acquisition Date
(Dollars in thousands)
Trade receivables	$7,006
Inventories	18,196
Other current assets	405
Property, plant and equipment	25,645
Intangible assets	18,089
Other non-current assets	174
Long-term deferred income tax assets	7,014
Total assets acquired	76,529
Warranty reserves	519
Other current liabilities	2,973
Long-term capital leases and financing obligations	29,377
Other long-term liabilities	1,103
Total liabilities assumed	33,972
Total net identifiable assets acquired	$42,557
Total consideration transferred	$133,110
Plus: gain on bargain purchase	13
Less: total net identifiable assets acquired	42,557
Goodwill	$90,566

The total consideration of $133.1 million is comprised of $133 million in cash, and a $.1 million payable to a seller.  The payable is being paid via equal annual payments through September 2019.

The following are the intangible assets acquired and their respective fair values and weighted average useful lives:

	As of Acquisition Date
	Dollars in thousands	Weighted Average Useful Life
Customer lists	$9,540	13 years
Favorable leases	5,594	14 years
Trade names	2,955	17 years
Total	$18,089	14 years

As a result of the updated purchase price allocations, certain of the fair value amounts previously estimated were adjusted during the measurement period.  These measurement period adjustments related to updated valuation reports and appraisals received from our external valuation specialists, as well as revisions to internal estimates.  The changes in estimates include a decrease in other current assets of $.1 million;  an increase in property, plant and equipment of $1.4 million; a decrease in intangible assets of $2.2 million; a decrease in long-term deferred income tax assets of $.3 million; a decrease in other current liabilities of $.2 million; an increase in long-term capital leases and financing obligations of $.2 million; and an increase in other long-term liabilities of $.1 million.  The measurement period adjustments resulted in an increase of goodwill of $1.3 million.

MONRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These measurement period adjustments were not material to the Consolidated Statements of Comprehensive Income for the quarter and nine months ended December 23, 2017, respectively.

We continue to refine the valuation data and estimates primarily related to inventory, road hazard warranty, intangible assets, real estate, and real property leases for fiscal 2017 acquisitions which closed subsequent to December 24, 2016 and the fiscal 2018 acquisitions, and expect to complete valuations no later than the first anniversary date of the respective acquisition.  We anticipate that adjustments will continue to be made to the fair values of identifiable assets acquired and liabilities assumed and those adjustments may or may not be material.

Note 3 – Earnings per Common Share

Basic earnings per common share amounts are computed by dividing income available to common shareholders, after deducting preferred stock dividends, by the average number of common shares outstanding.  Diluted earnings per common share amounts assume the issuance of common stock for all potentially dilutive equivalent securities outstanding.

The following is a reconciliation of basic and diluted earnings per common share for the respective periods:

	Quarter Ended		Nine Months Ended
	Fiscal December		Fiscal December
	2017	2016	2017	2016
	(Amounts in thousands,
	except per share data)
Numerator for earnings per common share calculation:
Net income	$11,601	$17,566	$46,452	$51,865
Preferred stock dividends	(92)	(102)	(276)	(361)
Income available to common shareholders	$11,509	$17,464	$46,176	$51,504
Denominator for earnings per common share calculation:
Weighted average common shares, basic	32,779	32,466	32,746	32,338
Effect of dilutive securities:
Preferred stock	510	635	510	718
Stock options	52	191	57	250
Restricted stock	11	—	4	—
Weighted average number of common shares, diluted	33,352	33,292	33,317	33,306
Basic earnings per common share:	$.35	$.54	$1.41	$1.59
Diluted earnings per common share:	$.35	$.53	$1.39	$1.56

The computation of diluted earnings per common share excludes the effect of the assumed exercise of approximately 934,000 and 1,096,000 stock options for the three and nine months ended fiscal December 23, 2017, respectively, and 242,000 and 241,000 for the three and nine months ended December 24, 2016, respectively.  Such amounts were excluded as the exercise prices of these stock options were greater than the average market value of our common stock for those periods, resulting in an anti-dilutive effect on diluted earnings per common share.

Note 4 – Income Taxes

In the normal course of business, we provide for uncertain tax positions and the related interest and penalties, and adjust our unrecognized tax benefits and accrued interest and penalties accordingly.  The total amounts of unrecognized tax benefits were $7.8 million and $6.9 million at December 23, 2017 and March 25, 2017, respectively, the majority of which, if recognized, would affect the effective tax rate.  Additionally, we have accrued interest and penalties related to unrecognized tax benefits of approximately $.5 million and $.4 million as of December 23, 2017 and March 25, 2017, respectively.

We file U.S. federal income tax returns and income tax returns in various state jurisdictions.  Our fiscal 2015 through fiscal 2017 U.S. federal tax years and various state tax years remain subject to income tax examinations by tax authorities.

MONRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act (the “Act”) into legislation.  The new U.S. tax legislation is subject to a number of provisions, including a reduction of the U.S. federal corporate income tax rate from 35% to 21% (effective January 1, 2018).  On December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin 118 that provides additional guidance allowing companies to record provisional amounts during a measurement period not to exceed one year from enactment date to account for the impacts of the Act in their financial statements.  We have accounted for the impacts of the Act to the extent a reasonable estimate could be made during the quarter ended December 23, 2017.  We will continue to refine our estimates throughout the measurement period or until the accounting is complete, and the impact of the Act may differ from these estimates, possibly materially, due to, among other things, changes in estimates and assumptions that we have made.

As a result of the reduction in the U.S. federal corporate income tax rate from 35% to 21% under the Act, we have recorded a provisional reduction to our net deferred tax asset of $5.3 million, and a corresponding increase to income tax expense for the quarter ended December 23, 2017.  The revaluation of our net deferred tax asset is subject to further adjustments during the measurement period due to the complexity of determining our net deferred tax asset as of the enactment date.  Some of the information necessary to determine the accounting impacts of the tax rate change includes finalization of our fiscal 2017 tax return as well as refining the analysis of which existing deferred balances at the enactment date will reverse in fiscal 2018 and which deferred balances will reverse after fiscal 2018.  Further, we recognized an income tax benefit related to the reduction of approximately 300 basis points in our fiscal 2018 estimated annual effective tax rate due to the decrease in the statutory tax rate during the quarter ended December 23, 2017.

Note 5 – Fair Value

Long-term debt had a carrying amount and a fair value of $154.6 million as of December 23, 2017, as compared to a carrying amount and a fair value of $182.4 million as of March 25, 2017.  The fair value of long-term debt was estimated based on discounted cash flow analyses using either quoted market prices for the same or similar issues, or the current interest rates offered to Monro for debt with similar maturities.

Note 6 – Supplemental Disclosure of Cash Flow Information

The following represents non-cash investing and financing activities during the periods indicated:

Nine Months Ended December 23, 2017:

In connection with the fiscal 2018 acquisitions and fiscal 2017 acquisition measurement period adjustments (see Note 2), liabilities were assumed as follows:

(Dollars in thousands)
Fair value of assets acquired	$12,231
Goodwill acquired	16,253
Gain on bargain purchase	(13)
Cash paid, net of cash acquired	(15,757)
Liabilities assumed	$12,714

Nine Months Ended December 24, 2016:

In connection with the fiscal 2017 acquisitions and fiscal 2016 acquisition measurement period adjustments, liabilities were assumed as follows:

(Dollars in thousands)
Fair value of assets acquired	$76,149
Goodwill acquired	95,973
Cash paid, net of cash acquired	(133,684)
Amounts payable to sellers	545
Liabilities assumed	$38,983

MONRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Cash Dividend

In May 2017, our Board of Directors declared its intention to pay a regular quarterly cash dividend during fiscal year 2018 of $.18 per common share or common share equivalent beginning with the first quarter of fiscal year 2018.  We paid dividends of $18.0 million during the nine months ended December 23, 2017.  However, the declaration of and any determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, compliance with charter and credit facility restrictions, and such other factors as the Board of Directors deems relevant.

Note 8 – Subsequent Events

See Note 2 for a discussion of acquisitions subsequent to December 23, 2017.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including (without limitation) statements made in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain statements of future expectations and other forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995.  When used in this Quarterly Report on Form 10-Q, the words “anticipates,” “believes,” “contemplates,” “expects,” “see,” “could,” “may,” “estimate,” “appear,” “intend,” “plans” and variations thereof and similar expressions, are intended to identify forward-looking statements.  Forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed.  These factors include, but are not necessarily limited to, product demand, dependence on and competition within the primary markets in which Monro’s stores are located, the need for and costs associated with store renovations and other capital expenditures, the effect of economic conditions, seasonality, the impact of weather conditions and natural disasters, the impact of competitive services and pricing, parts supply restraints or difficulties, our dependence on vendors, including foreign vendors, industry regulation, risks relating to leverage and debt service (including sensitivity to fluctuations in interest rates), continued availability of capital resources and financing, advances in automotive technology, disruption or unauthorized access to our computer systems, risks relating to protection of customer and employee personal data, business interruptions, risks relating to litigation, risks related to the accuracy of the estimates and assumptions we used to revalue our net deferred tax asset in accordance with the Tax Cuts and Jobs Act, risks relating to integration of acquired businesses, including goodwill impairment and the risks set forth in our Annual Report on Form 10-K for the fiscal year ended March 25, 2017.  Except as required by law, we do not undertake and specifically disclaim any obligation to update any forward-looking statement to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.  References to fiscal 2018 and fiscal 2017 in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to our fiscal years ending March 31, 2018 and ended March 25, 2017, respectively.

Results of Operations

The following table sets forth income statement data of Monro expressed as a percentage of sales for the fiscal periods indicated:

	Quarter Ended		Nine Months Ended
	Fiscal December		Fiscal December
	2017	2016	2017	2016
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including distribution and occupancy costs	62.6	63.4	61.1	60.5
Gross profit	37.4	36.6	38.9	39.5
Operating, selling, general and administrative expenses	27.2	25.2	27.4	26.9
Operating income	10.3	11.5	11.5	12.5
Interest expense - net	2.1	1.8	2.1	1.8
Other income - net	—	(0.1)	—	(0.1)
Income before provision for income taxes	8.1	9.7	9.4	10.7
Provision for income taxes	4.1	3.6	3.9	4.0
Net income	4.1%	6.1%	5.5%	6.7%

Third Quarter and Nine Months Ended December 23, 2017 as Compared to Third Quarter and Nine Months Ended December 24, 2016

Sales were $285.7 million for the quarter ended December 23, 2017 as compared with $288.3 million for the quarter ended December 24, 2016.  The sales decrease of $2.6 million, or .9%, was due to a decrease in comparable store sales of 3.1%.  Largely offsetting the comparable store sales decline was a sales increase of $6.4 million related to new stores, of which $2.3 million came from the fiscal 2017 and fiscal 2018 acquisitions.  Additionally, there was a decrease in sales from closed stores amounting to $1.4 million.  There were 90 selling days in both the quarters ended December 23, 2017 and December 24, 2016.

Sales were $842.2 million for the nine months ended December 23, 2017 as compared with $769.5 million for the nine months ended December 24, 2016.  The sales increase of $72.7 million, or 9.5%, was due to an increase of $82.4 million related to new stores, of which $66.4 million came from the fiscal 2017 and fiscal 2018 acquisitions.  Partially offsetting this was a decrease in comparable store sales of .7%.  Additionally, there was a decrease in sales from closed stores amounting to $4.3 million.  There were 271 selling days in the first nine months of fiscal 2018 and fiscal 2017.

Barter sales of slower moving inventory totaled approximately $1.8 million and $1.5 million for the nine months ended December 23, 2017 and December 24, 2016, respectively.

At December 23, 2017, we had 1,138 Company-operated stores and 103 franchised locations as compared with 1,098 Company-operated stores and 132 franchised locations at December 24, 2016.  At March 25, 2017, we had 1,118 Company-operated stores and 114 franchised locations.  During the quarter ended December 23, 2017, we added four Company-operated stores (including one purchased from an existing franchisee) and closed two stores.  Additionally, one franchised location was closed during the quarter ended December 23, 2017.  Year-to-date, we have added 34 Company-operated stores (including ten purchased from existing franchisees) and closed 14 stores.  Additionally, we closed two and opened one franchised locations during the nine months ended December 23, 2017.

Comparable store brakes, maintenance services, tires and alignment category sales for the quarter ended December 23, 2017 decreased by approximately 1%, 3%, 4% and 5%, respectively, from the prior year period.  The front end/shocks category was relatively flat on a comparable store basis as compared to the same period in the prior year.  Comparable store sales were impacted by higher average ticket, offset by lower traffic.

Gross profit for the quarter ended December 23, 2017 was $107.0 million or 37.4% of sales as compared with $105.6 million or 36.6% of sales for the quarter ended December 24, 2016.  The increase in gross profit for the quarter ended December 23, 2017, as a percentage of sales, was due primarily to a decrease in material costs.  Total material costs, including outside purchases, decreased as a percentage of sales as compared to the quarter ended December 24, 2016 largely due to sales mix.

At our retail tire and automotive repair locations, we provide a broad range of services on passenger cars, light trucks and vans for brakes; mufflers and exhaust systems; and steering, drive train, suspension and wheel alignment.  We also provide other products and services, including tires and routine maintenance services, such as state inspections.  During fiscal 2017, we acquired certain tire and automotive repair locations that also serve commercial customers and sell tires to customers for resale.  These locations conduct tire and automotive repair activities that are similar to our retail locations, other than with respect to the sales mix resulting from the sale of commercial tires and the lower gross margin of the wholesale locations.  The lower gross margin is due primarily to the higher mix of tires sold and the fact that those tire sales do not include installation or other tire related services that are more common at other locations.  In the aggregate, the commercial and wholesale locations had consolidated revenue of approximately $21.2 million and $21.7 million for the quarters ended December 23, 2017 and December 24, 2016, respectively.  Additionally, due to the sales mix from our commercial and wholesale locations, our consolidated gross margin for the quarter ended December 23, 2017 was reduced by approximately 210 basis points, as compared to a reduction in consolidated gross margin of approximately 270 basis points for the prior year quarter.

On a consolidated basis, distribution and occupancy costs for the quarter ended December 23, 2017 increased, as a percentage of sales, as compared to the prior year quarter as we lost leverage on these largely fixed costs due to a decrease in comparable store sales.  Labor costs were relatively flat, as a percentage of sales, as compared to the prior year quarter.

Gross profit for the nine months ended December 23, 2017 was $327.8 million or 38.9% of sales as compared with $303.7 million or 39.5% of sales for the nine months ended December 24, 2016.  The year-to-date decrease in gross profit, as a percentage of sales, was due primarily to a shift in sales mix related to recent acquisitions, including the recently acquired commercial and wholesale tire locations.

On a comparable store basis, gross profit for the nine months ended December 23, 2017 increased approximately 70 basis points, as a percentage of sales, from the prior year nine months due primarily to lower material costs as a percentage of sales.

Operating expenses for the quarter ended December 23, 2017 were $77.7 million or 27.2% of sales as compared with $72.5 million or 25.2% of sales for the quarter ended December 24, 2016.  The increase of $5.2 million is primarily attributable to approximately $2.7 million in one-time costs consisting of $2.0 million in litigation settlement costs and $.7 million in management transition costs. The remaining year-over-year dollar increase represents expenses from 40 net new stores.

For the nine months ended December 23, 2017, operating expenses increased by $23.6 million to $230.9 million from the comparable period of the prior year and were 27.4% of sales as compared to 26.9% of sales for the nine months ended December 24, 2016.  The increase is due primarily to increased expenses for new stores, as well as litigation settlement expenses of approximately $2.0 million and expenses related to the management transition of approximately $2.2 million.

Operating income for the quarter ended December 23, 2017 of approximately $29.3 million decreased by 11.4% as compared to operating income of approximately $33.1 million for the quarter ended December 24, 2016, and decreased as a percentage of sales from 11.5% to 10.3% for the reasons described above. Excluding the litigation settlement and management transition costs in the quarter, operating income would have been $32.0 million, a decrease of 3.4% year-over-year and operating margin would have been 11.2%, a decline of 30 basis points year-over-year.

Operating income for the nine months ended December 23, 2017 of approximately $96.9 million increased by .6% as compared to operating income of approximately $96.3 million for the nine months ended December 24, 2016, and decreased as a percentage of sales from 12.5% to 11.5% for the reasons described above.  Excluding the expenses related to the litigation settlement and management transition, operating income would have been $101.1 million, an increase of 5.0% year-over-year and operating margin would have been 12.0%, a decline of 50 basis points year-over-year.

Net interest expense for the quarter ended December 23, 2017 increased by approximately $.9 million as compared to the same period in the prior year, and increased from 1.8% to 2.1% as a percentage of sales for the same periods.  The weighted average debt outstanding for the quarter ended December 23, 2017 decreased by approximately $14 million as compared to the quarter ended December 24, 2016.  This decrease is primarily related to a decrease in debt outstanding under our Revolving Credit Facility.  This was partially offset by an increase in capital lease debt recorded in connection with the fiscal 2017 and fiscal 2018 acquisitions and greenfield expansion, as well as an increase in the weighted average interest rate for the quarter ended December 23, 2017 of approximately 110 basis points as compared to the third quarter of the prior year.  The increase in the weighted average interest rate for the quarter ended December 23, 2017 was largely due to an increase in capital lease debt, as well as an increase in the LIBOR and prime rate from the same period of the prior year.

Net interest expense for the nine months ended December 23, 2017 increased by approximately $3.8 million as compared to the same period in the prior year, and increased from 1.8% to 2.1% as a percentage of sales for the same periods.  The weighted average debt outstanding increased by approximately $27 million as compared to the same period of the prior year.  This increase is primarily related to an increase in capital lease debt recorded in connection with the fiscal 2017 and fiscal 2018 acquisitions, partially offset by a decrease in debt outstanding under our Revolving Credit Facility.  The weighted average interest rate increased by approximately 90 basis points as compared to the same period of the prior year.

The effective tax rate for the quarter ended December 23, 2017 and December 24, 2016 was 50.1% and 37.2%, respectively, of pre-tax income.   On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act (the “Act”) into legislation.  The new U.S. tax legislation is subject to a number of provisions, including a reduction of the U.S. federal corporate income tax rate from 35% to 21% (effective January 1, 2018).  The increase in the effective tax rate was primarily due to a $5.3 million reduction in deferred tax assets resulting from enactment of the Act, partially offset by the impact from the decrease in the statutory tax rate. We will continue to refine our estimates until the accounting is complete, and the impact of the Act may differ from these estimates, possibly materially, due to, among other things, changes in estimates and assumptions that we have made.

For the quarter ended December 23, 2017, the estimated tax effects of the Act recognized in tax expense decreased diluted earnings per share by approximately $.10.  We expect future earnings to be positively impacted largely due to the reduction of the U.S. federal corporate income tax rate from 35% to 21% (effective January 1, 2018).

The effective tax rate for the nine months ended December 23, 2017 and December 24, 2016 was 41.4% and 37.1%, respectively, of pre-tax income.  The difference in the rate was primarily due to the net tax expense of approximately $3.2 million recorded during the quarter ended December 23, 2017 related to the estimated impact of the Act.

Net income for the quarter ended December 23, 2017 of $11.6 million decreased 34.0% from net income for the quarter ended December 24, 2016.  Earnings per common share on a diluted basis for the quarter ended December 23, 2017 of $.35 decreased 34.0% as compared to the quarter ended December 24, 2016.  Excluding $.10 per share related to the net impact of newly enacted tax legislation, $.04 per share in litigation settlement costs and $.01 per share in management transition costs and adjusted for rounding, adjusted diluted earnings per share for the third quarter of fiscal 2018 were $.49, a decrease of 7.5% year-over-year.

For the nine months ended December 23, 2017, net income of $46.5 million decreased 10.4% and diluted earnings per common share of $1.39 decreased 10.9% as compared to the nine months ended December 24, 2016.  Excluding $.10 per share related to the net impact of newly enacted tax legislation, $.04 per share in litigation settlement costs and $.04 per share in management transition costs, adjusted diluted earnings per share for the third quarter of fiscal 2018 were $1.57, relatively flat as compared to $1.56 in the prior year comparable period.

Capital Resources and Liquidity

Capital Resources

Our primary capital requirements in fiscal 2018 are the upgrading of facilities and systems and the funding of our store expansion program, including potential acquisitions of existing store chains.  For the nine months ended December 23, 2017, we spent approximately $46.1 million on these items.  Capital requirements were met primarily by cash flow from operations and from our revolving credit facility.

In May 2017, our Board of Directors declared its intention to pay a regular quarterly cash dividend of $.18 per common share or common share equivalent beginning with the first quarter of fiscal 2018.  We paid dividends of $18.0 million during the nine months ended December 23, 2017.  However, the declaration of and any determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on Monro’s financial condition, results of operations, capital requirements, compliance with charter and credit facility restrictions, and such other factors as the Board of Directors deems relevant.

Additionally, we have signed a definitive asset purchase agreement to complete the acquisition of seven retail tire and automotive repair stores located within our existing markets.  This transaction is expected to close during the fourth quarter of fiscal 2018 and is expected to be financed through our existing credit facility.

The acquisition subsequent to December 23, 2017 was financed through our existing credit facility.

We plan to continue to seek suitable acquisition candidates.  We believe we have sufficient resources available (including cash flow from operations and bank financing) to expand our business as currently planned for the next twelve months.

Liquidity

In January 2016, we entered into a new five-year $600 million revolving credit facility agreement with nine banks (the “Credit Facility”).  The Credit Facility replaced our previous revolving credit facility, as amended, which would have expired in December 2017.  Interest only is payable monthly throughout the Credit Facility’s term.  The Credit Facility increased our current borrowing capacity from our prior financing agreement by $350 million to $600 million, and includes an accordion feature permitting us to request an increase in availability of up to an additional $100 million, an increase of $25 million from our prior revolving credit facility.  The expanded facility bears interest at 75 to 175 basis points over LIBOR.  The Credit Facility requires fees payable quarterly throughout the term between .15% and .35% of the amount of the average net availability under the Credit Facility during the preceding quarter.  There was $154.5 million outstanding under the Credit Facility at December 23, 2017.

Within the Credit Facility, we have a sub-facility of $80 million available for the purpose of issuing standby letters of credit.  The line requires fees aggregating 87.5 to 187.5 basis points over LIBOR annually of the face amount of each standby letter of credit, payable quarterly in arrears.  There was $29.4 million in an outstanding letter of credit at December 23, 2017.

The net availability under the Credit Facility at December 23, 2017 was $416.1 million.

Specific terms of the Credit Facility permit the payment of cash dividends not to exceed 50% of the prior year’s net income, and permit mortgages and specific lease financing arrangements with other parties with certain limitations.  Other specific terms and the maintenance of specified ratios are generally consistent with our prior financing agreement.  Additionally, the Credit Facility is not secured by our real property, although we have agreed not to encumber our real property, with certain permissible exceptions.  We were in compliance with all debt covenants at December 23, 2017.

In addition, we have financed certain store properties and equipment with capital leases/financing obligations, which amounted to $244.8 million at December 23, 2017 and are due in installments through May 2045.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 1 of the Company’s Condensed Consolidated Financial Statements for a discussion of the impact of recently issued accounting standards on our Condensed Consolidated Financial Statements as of December 23, 2017 and the expected impact on the Consolidated Financial Statements for future periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from potential changes in interest rates.  As of December 23, 2017, approximately .05% of our debt financing, excluding capital leases and financing obligations, was at fixed interest rates and, therefore, the fair value of such debt financing is affected by changes in market interest rates.  Our cash flow exposure on floating rate debt would result in annual interest expense fluctuations of approximately $1.5 million based upon our debt position at December 23, 2017 and $1.8 million for the fiscal year ended March 25, 2017, given a 1% change in LIBOR.

Debt financing had a carrying amount and a fair value of $154.6 million as of December 23, 2017, as compared to a carrying amount and a fair value of $182.4 million as of March 25, 2017.

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

In conjunction with the close of each fiscal quarter and under the supervision of our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), we conduct an update, a review and an evaluation of the effectiveness of our disclosure controls and procedures.  It is the conclusion of our Chief Executive Officer and Chief Financial Officer, based upon an evaluation completed as of the end of the most recent fiscal quarter reported on herein, that our disclosure controls and procedures were effective.

Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended December 23, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MONRO, INC.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

On December 13, 2017, the Company settled an ongoing litigation matter, entitled Ellersick, et.al.v. Monro Muffler Brake, Inc. and Monro Service Corporation (U.S. District Court, Western District of New York), together with related matters, which were first instituted in September 2010, regarding current and former Company technicians and assistant managers who alleged violations of the Fair Labor Standards Act and various state laws relating to, among other things, overtime and unpaid wages.  The settlement amount of $1,950,000 is included within operating, selling, general and administrative expenses in the Company’s Consolidated Financial Statements.  Such amount was estimated by the Company to be less than the legal fees and expenses that the Company believed it would likely incur in connection with defending such matter during the next twelve months.

We are not a party or subject to any legal proceedings other than certain claims and lawsuits that arise in the normal course of our business.  We do not believe that such claims or lawsuits, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

Item 6.  Exhibits

Exhibit Index

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

MONRO, INC.

DATE: February 1, 2018	By:	/s/ Brett T. Ponton
Brett T. Ponton
Chief Executive Officer and President (Principal Executive Officer)

DATE: February 1, 2018	By:	/s/ Brian J. D’Ambrosia
Brian J. D’Ambrosia
Senior Vice President-Finance, Treasurer and
Chief Financial Officer (Principal Financial Officer)