Form 10-K
period 2018-03-31
MONRO, INC.
filed 2018-05-30
CIK 876427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-19357

MONRO, INC.

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

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, September 23, 2017, was approximately $1,650,500,000.

As of May 18, 2018, 32,861,151 shares of the registrant's Common Stock, par value $.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain portions of the registrant's definitive proxy statement (to be filed pursuant to Regulation 14A) for the 2018 Annual Meeting of Shareholders to be held August 14, 2018 (the "Proxy Statement") are incorporated by reference in Part III of this report.

PART I

FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not historical facts, including (without limitation) statements made in this Item and in “Item 1. Business”, may contain statements of future expectations and other forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995.  When used in this Annual Report on Form 10-K, the words “anticipates”, “believes”, “contemplates”, “expects”, “see”, “could”, “may”, “estimate”, “appear”, “intend”, “plans” and variations thereof and similar expressions, are intended to identify forward-looking statements.  Forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed.  These factors include, but are not necessarily limited to, product demand, dependence on and competition within the primary markets in which Monro, Inc.’s (“Monro”, the “Company”, “we”, “us”, or “our”) stores are located, the need for and costs associated with store renovations and other capital expenditures, the effect of economic conditions, seasonality, the impact of weather conditions and natural disasters, the impact of competitive services and pricing, parts supply restraints or difficulties, our dependence on vendors, including foreign vendors, industry regulation, risks relating to leverage and debt service (including sensitivity to fluctuations in interest rates), continued availability of capital resources and financing, advances in automotive technologies, disruption or unauthorized access to our computer systems, risks relating to protection of customer and employee personal data, business interruptions, risks relating to litigation, risks related to the accuracy of the estimates and assumptions we used to revalue our net deferred tax asset in accordance with the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), risks relating to integration of acquired businesses, including goodwill impairment and the risks set forth in “Item 1A.  Risk Factors”.  Except as required by law, we do not undertake and specifically disclaim any obligation to update any forward looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Item 1. Business

GENERAL

Monro is a chain of 1,150 Company-operated stores (as of March 31, 2018), 102 franchised locations, five wholesale locations, two retread facilities and two dealer-operated stores providing automotive undercar repair and tire sales and services in the United States.  At March 31, 2018, Monro operated Company stores in 27 states, including Connecticut, Delaware, Florida, Georgia, Iowa, Illinois, Indiana, Kentucky, Maine, Maryland, Massachusetts, Michigan, Minnesota, Missouri, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Vermont, Virginia, West Virginia and Wisconsin, primarily under the names “Monro Muffler Brake & Service”, “Tread Quarters Discount Tire”, “Mr. Tire”, “Autotire Car Care Center”, “Tire Warehouse”, “Tire Barn Warehouse”, “Ken Towery’s Tire & Auto Care”, “The Tire Choice” and “Car-X”.  Company-operated stores typically are situated in high-visibility locations in suburban areas and small towns, as well as in major metropolitan areas.  Company-operated stores serviced approximately 6.2 million vehicles in fiscal 2018.  (References herein to fiscal years are to the Company's year ended fiscal March [e.g., references to "fiscal 2018" are to the Company's fiscal year ended March 31, 2018].)

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

Effective as of August 1, 2017, Brett T. Ponton began his role as President of the Company upon the resignation of John W. Van Heel.  Further, upon the expiration of Mr. Van Heel’s term of employment on October 1, 2017, Mr. Ponton assumed the role of Chief Executive Officer, effective as of October 2, 2017.

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

All of the Company-operated stores, except Tire Warehouse and Tire Barn Warehouse stores, provide the services described above.  Tire Warehouse and Tire Barn Warehouse stores only sell tires and tire related services and alignments.  However, a growing number of our Company-operated stores are more specialized in tire replacement and service and, accordingly, have a higher mix of sales in the tire category.  These Company-operated stores are described below as tire stores, whereas the remaining stores are described as service stores.  (See additional discussion under “Operations”.)  Included in the number of Company-operated stores described as tire stores are certain locations that also service commercial customers.  Our locations that serve commercial customers conduct tire and automotive repair activities that are similar to our retail locations, other than with respect to the sales mix resulting from the sale of commercial tires.  At March 31, 2018, there were 542 stores designated as service stores and 608 as tire stores.

During fiscal 2017, we acquired four wholesale locations and one retread facility located in North Carolina, South Carolina and Tennessee in connection with the Clark Tire & Auto, Inc. acquisition that operate under the Tires Now name.  Additionally during fiscal 2017, we acquired one retread facility located in Florida in connection with the McGee Tire Stores, Inc. acquisition that operates under the McGee Tire name.  (See additional discussion under Note 2 to the Company’s Consolidated Financial Statements.)

As of March 31, 2018, Monro had five wholesale locations and two retread facilities.  The wholesale locations, in most cases, sell tires to customers for resale, although these tire sales do not include installation or other tire related services.  The retread facilities re-manufacture tires through the replacement of tread on worn tires that are later sold to customers.

Our sales mix for fiscal 2018, 2017 and 2016 was as follows:

	Service Stores			Tire Stores			Total Company
	FY18	FY17	FY16	FY18	FY17	FY16	FY18	FY17	FY16
Brakes	23%	23%	25%	9%	9%	10%	13%	13%	15%
Exhaust	7	8	9	1	1	1	2	2	3
Steering	11	11	11	8	8	9	8	9	10
Tires	23	22	20	60	59	56	50	49	45
Maintenance	36	36	35	22	23	24	27	27	27
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%

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

As of March 31, 2018, Monro had 101 Car-X franchised locations.

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

INDUSTRY OVERVIEW

Demand for automotive repair services, including undercar repair and tire sales and services is correlated to the overall number of vehicles in operation and the increasing average age of vehicles, and to a lesser extent, with increased average miles driven.  The number of vehicles in operation is expected to continue to grow over the next several years, with vehicles six years or older representing the vast majority of this growth.  This is in contrast to the past several years in which the number of vehicles six to 12 years old declined significantly in response to the lower volume of new vehicles sold during 2008 to 2012.  Additionally, vehicles continue to increase in complexity, making it more difficult for a vehicle owner to perform do-it-yourself repairs.

At the same time as demand for automotive repair services has grown, the number of general repair outlets has decreased.  We believe that these factors present opportunities for increased sales by the Company.

EXPANSION STRATEGY

Monro has experienced significant growth in recent years through acquisitions and, to a lesser extent, the opening of newly constructed stores.  Management believes that the continued growth in sales and profits of the Company is dependent, in large part, upon our continued ability to open/acquire and operate new stores on a profitable basis.  Overall profitability of the Company may not meet expectations if acquired or new stores do not attain expected profitability.

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

In that regard, we have completed many acquisitions, including:

Date of Acquisition	Seller	Number of Stores Acquired (a) (b)		Location of Stores	Current Brand (c)
August 2013	Curry's Automotive Group	10		MD, VA	Curry's/Mr. Tire
November 2013	Carl King Tire Co., Inc.	6		DE, MD	Mr. Tire
June 2014	Kan Rock Tire Company, Inc.	9	(d)	MI	Monro
June 2014	Lentz U.S.A. Service Centers, Inc.	10	(d)	MI	Monro
August 2014	Hennelly Tire & Auto, Inc.	35		FL	The Tire Choice
September 2014	Wood & Fullerton Stores, LLC	9		GA	Mr. Tire
December 2014	Gold Coast Tire & Auto Centers	9		FL	The Tire Choice
March 2015	Martino Tire Stores	8		FL	The Tire Choice
August 2015	Kost Tire Distributors, Inc.	27		NY, PA	Mr. Tire
May 2016	McGee Tire Stores, Inc.	29	(e)	FL	The Tire Choice
September 2016	Clark Tire & Auto, Inc.	26	(f)	NC	Mr. Tire
February 2017	Nona, Inc.	16		IL, IA	Car-X
July 2017	UVR, Inc.	13	(d)	MI	Monro
August 2017	Auto MD, LLC	8		IL, IN	Car-X
March 2018	Appalachian Tire Products, Inc.	7		KY, OH, VA, WV	Mr. Tire

_________________

(a)	Table includes only acquisitions of five or more Company-operated stores for the five-year fiscal period ended March 31, 2018.
(b)	Nine stores were subsequently closed due to redundancies or failure to achieve an acceptable level of profitability. See additional discussion under “Store Additions and Closings”.
(c)	In this table, “Monro” refers to the brand of “Monro Brake ∙ Tire” or “Monro Muffler Brake & Service”, not the corporation.
(d)	One acquired store was never opened.
(e)	One retread facility was also acquired and is operating under the McGee Tire name.
(f)	Four wholesale locations and one retread facility were also acquired and are operating under the Tires Now name.

As of March 31, 2018, Monro had 1,150 Company-operated stores, 102 franchised locations, five wholesale locations, two retread facilities and two dealer locations located in 27 states.  The following table shows the growth in the number of Company-operated stores over the last five fiscal years:

STORE ADDITIONS AND CLOSINGS (a)

	Year Ended Fiscal March
	2018		2017		2016		2015		2014
Stores open at beginning of year	1,118		1,029		999		953		937
Stores added during year	49	(c)	105	(d)	52	(e)	92	(f)	29	(g)
Stores closed during year (b)	(17)		(16)		(22)		(46)		(13)
Stores open at end of year	1,150		1,118		1,029		999		953
Service (including BJ’s) stores	542		534		515		509		532
Tire stores	608		584		514		490		421

_________________

(a)	Table includes only Company-operated stores. No franchised, wholesale, retread or dealer locations are included.
(b)

Generally, stores were closed because they failed to achieve or maintain an acceptable level of profitability or because a new company store was opened in the same market at a more favorable location.  Additionally, in fiscal 2015, we closed the 34 remaining stores operated in BJ’s Wholesale Clubs.

(c)	Includes 45 stores acquired in the fiscal 2018 Acquisitions. (Excludes the UVR, Inc. store that was never opened.)
(d)	Includes 90 stores acquired in the fiscal 2017 Acquisitions.
(e)	Includes 40 stores acquired in the fiscal 2016 Acquisitions.
(f)	Includes 85 stores acquired in the fiscal 2015 Acquisitions. (Excludes the Kan Rock (1) and Lentz (1) stores that were never opened.)
(g)	Includes 24 stores acquired in the fiscal 2014 Acquisitions.

We plan to add approximately 20 to 40 new greenfield stores in fiscal 2019 and to pursue appropriate acquisition candidates.  Greenfield stores include new construction as well as the acquisition of one to four store operations.

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

As a result of extensive analysis of our historical and projected store opening strategy, we have established major market profiles, as defined by market awareness: mature, existing and new markets.  Over the next several years, we expect to build or acquire a greater percentage of stores in mature and existing markets in order to capitalize on our market presence and consumer awareness.  During fiscal 2018, 42 of the stores added (including acquired stores) were located in existing markets and seven stores were added in new markets.

Monro has a chain-wide computerized inventory control and point-of-sale (“POS”) management information system, which has increased management's ability to monitor operations as the number of stores has grown.  We have customized the POS system to specific service and tire store requirements and deploy the appropriate version in each type of store.  The system includes the following:

•

Entry of a license plate and state automatically fills in vehicle identification number (“VIN”), year, make, and model.  This provides accurate VIN, year, make, and model information while simplifying the estimate process at the store;

•	Online catalogs and online parts ordering directly with vendors;
•	Electronic mail and electronic cataloging, which allows store managers to electronically research the specific parts needed for the make and model of the car being serviced;
•	Electronic repair manuals that allow for instant access to a single source of accurate, up-to-date, original equipment manufacturer-direct diagnosis, repair and maintenance information;
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

Enhancements will continue to be made to the POS system in an effort to increase efficiency, improve the quality and timeliness of store reporting and enable us to better serve our customers.

The financing to build a new greenfield service store location may be accomplished in one of three ways: (i) a store lease for the land and building (in which case, land and building costs will be financed primarily by the lessor), (ii) a land lease with the building constructed by Monro (with building costs paid by Monro), or (iii) a land purchase with the building constructed by Monro.  In all three cases, for service stores, each new store also will require approximately $225,000 for equipment (including a POS system and a truck) and approximately $55,000 in inventory.  Because we generally do not extend credit to most customers, stores generate almost no receivables and a new store's actual net working capital investment is nominal.  Total capital required to build a new greenfield service store ranges, on average, from $360,000 to $990,000 depending on the location and which of the three financing methods is used.  In general, tire stores are larger and have more service bays than Monro’s traditional service stores and, as a result, construction costs are at the high end of the range of new store construction costs.  Total capital required to build a new greenfield tire (land and building leased) location costs, on average, approximately $600,000, including $250,000 for equipment and $150,000 for inventory.  In instances where Monro acquires an existing business, it may pay additional amounts for intangible assets such as customer lists, covenants not-to-compete, trade names and goodwill, but generally will pay less per bay for equipment and real property.

At March 31, 2018, we leased the land and/or the building at approximately 71% of our store locations and owned the land and building at the remaining locations.  Monro's policy is to situate new stores in the best locations, without regard to the form of ownership required to develop the locations.

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

				Average
				Number
	Average	Average		of Stock
	Number	Square	Average	Keeping
	of Bays	Feet	Inventory	Units (SKUs)
Service stores	6	4,600	$95,000	2,100
Tire stores (excluding Tire Warehouse and Tire Barn Warehouse stores)	8	6,600	$133,000	1,300

Data for the Tire Warehouse and Tire Barn Warehouse stores has been excluded because these locations primarily install new tires and wheels and many perform alignments.  Additionally, most Tire Warehouse stores have one indoor service bay to perform alignments.  The store building houses a waiting room, storage area and an area to mount and balance tires on the car’s wheels once the wheels and tires have been removed from the car.  Removal of old tires and wheels from, and installation of new tires and wheels on, customers’ cars are performed outdoors under a carport.  The average inventory carried by the Tire Warehouse and Tire Barn Warehouse stores is $230,000 per store.

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

We have a customer review and survey program to monitor customer attitudes toward service quality, friendliness, speed of service, and overall customer experience for each store.  Customer concerns are addressed by customer service and field management personnel.

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

Store Personnel and Training

Monro supervises store operations primarily through our Divisional Vice Presidents who oversee Zone Managers who, in turn, oversee District Managers.  The typical service store is staffed by a Store Manager and four to six technicians, one of whom serves as the Assistant Manager.  The typical tire store, except Tire Warehouse and Tire Barn stores, is staffed by a Store Manager, an Assistant Manager and/or Service Manager, and four to eight technicians.  Larger volume service and tire stores may also have one or two sales people.  The higher staffing level at many tire stores is necessary to support their higher sales volume.  Tire Warehouse and Tire Barn stores are generally staffed by a Store Manager and two to four technicians, one of whom serves as the Assistant Manager.  All Store Managers receive a base salary and Assistant Managers receive either hourly or salaried compensation.  In addition, Store Managers and Assistant Managers may receive other compensation based on their store's customer relations, store profit, sales volume and other factors via a monthly or quarterly bonus based on performance in these areas.

We believe that the ability to recruit and retain qualified technicians is an important competitive factor in the automotive repair industry, which has historically experienced a high turnover rate.  We make a concerted effort to recruit individuals who will have a long-term commitment to the Company and offer an hourly rate structure and additional compensation based on productivity; a competitive benefits package including health, dental, life and disability insurance; a 401(k)/profit-sharing plan; as well as the opportunity to advance within the Company.  Many of our Store Managers and District Managers started with the Company as technicians.

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

OPERATIONS

Monro provides our customers with a wide range of dependable, high-quality tire and automotive services at a competitive price by emphasizing the following key elements.

Products and Services

The typical store provides a full range of undercar repair services for brakes, steering, mufflers and exhaust systems, drive train, suspension and wheel alignment, as well as tire replacement and service.  These services apply to all makes and models of domestic and foreign cars, light trucks and vans.  As a percentage of sales, the service stores provide significantly more brake and maintenance services than tire stores, and tire stores provide substantially more tire replacement and related services than service stores.

Stores generally provide many of the routine maintenance services (except engine diagnostic), which automobile manufacturers suggest or require in the vehicle owner’s manuals, and which fulfill manufacturers’ requirements for new car warranty compliance.  We offer "Scheduled Maintenance" services in our stores whereby the aforementioned services are packaged and offered to consumers based upon the year, make, model and mileage of each specific vehicle.  Management believes that we offer this service in a more convenient and cost competitive fashion than auto dealers can provide.

Included in maintenance services are oil change services, heating and cooling system "flush and fill" service, belt installation, fuel system service and a transmission "flush and fill" service.  Additionally, most stores replace and service batteries, starters and alternators.  Stores in certain states also perform annual state inspections.  Additionally, approximately 68% of our stores offer air conditioning services.

The format of the Tire Warehouse and Tire Barn Warehouse stores are slightly different from Monro’s typical service or tire stores (as described above) in that, generally, over 93% of the stores’ sales involve tire services, including the mounting and balancing of tires, and the sale of road hazard warranties.  Most of these stores also provide the installation of wiper blades.  Currently, 78% of Tire Warehouse and 90% of Tire Barn Warehouse stores perform alignments.  In fiscal year 2019, Monro plans to expand the number of Tire Warehouse and Tire Barn Warehouse stores offering alignment services to 85% of total stores, as compared to 82% of total Tire Warehouse and Tire Barn Warehouse stores offering alignment services in fiscal 2018.

Customer Satisfaction

Monro’s vision is to be America’s leading chain of tire and auto service centers, trusted by consumers as the best place for quality, professional tire and vehicle service within the neighborhoods we serve.  To achieve our vision, we exceed our customers’ expectations through focus on the following guiding principles each day:

•	Recognize each customer as a guest in our store;
•	Work hard to earn the trust of that guest and to strengthen that trust, one visit at a time;
•	Respect our guests’ time and the significant part their vehicles play in their lives; and
•	Build long-term loyalty based on daily efforts grounded in integrity, consistency, competency and professionalism.

In support of our commitment to customer service, each Company-operated store operates under the following set of customer satisfaction principles: free inspection of brakes, tires, shocks, front end and exhaust systems (as applicable); item-by-item review with customers of problem areas; free written estimates; written guarantees; drive-in service without an appointment; fair and reasonable prices; a 30-day best price guarantee; and repairs by professionally-trained undercar and tire specialists.  (See additional discussion under “Store Operations: Quality Control and Warranties”)

Competitive Pricing, Advertising and Co-branding Initiatives

Monro seeks to set competitive prices for quality services and products.  We support our pricing strategy with special offers and coupons distributed through a variety of channels including: direct mail, e-mail, digital advertising, newspaper, promotional store signage and in-store displays.  In addition, to increase consumer awareness of the services we offer, Monro advertises through radio, cable television and yellow page advertising.  Our digital marketing efforts include paid and organic search on all major search engines, search remarketing and banner and mobile advertising.  We also manage social media profiles on a variety of platforms.

Our websites include www.Monro.com,  www.MrTire.com,  www.TQTire.com,  www.AutoTire.com,  www.TireWarehouse.net,  www.KenTowery.com,  www.TireBarn.com,  www.TheTireChoice.com and www.Tiresnowonline.com.  These websites help customers search for store locations, print coupons, make service appointments, shop for tires and access information on our services and products, as well as car care tips.

Monro currently maintains mobile apps on the iPhone and Android platforms that enable customers to access information, coupons and specials and make appointments on their smart phones, as they do on our websites.

Centralized Control

While we both operate and franchise stores, we believe that direct operation of stores enhances our ability to compete by providing centralized control of such areas of operations as service quality, store appearance, promotional activity and pricing.  We also believe our experience in operating stores makes us a more valuable partner to our franchisees.  A high level of competence is maintained throughout the Company, as we require as a condition of employment, that employees participate in periodic training programs, including sales, management, customer service and changes in automotive technology.  Additionally, purchasing, distribution, merchandising, advertising, accounting and other store support functions are centralized primarily in Monro's corporate headquarters in Rochester, New York and are provided through our subsidiary, Monro Service Corporation.  The centralization of these functions results in efficiencies and gives management the ability to closely monitor and control costs.

Comprehensive Training

We provide ongoing and comprehensive training to our store employees.  We believe that such training provides a competitive advantage by enabling our technicians to provide quality service to our customers in all areas of undercar repair and tire service.  (See additional discussion under “Store Operations: Store Personnel and Training”)

PURCHASING AND DISTRIBUTION

Through our wholly-owned subsidiary, Monro Service Corporation, we select and purchase tires, parts and supplies for all Company-operated stores on a centralized basis through an automatic replenishment system.  Although purchases outside the centralized system are made when needed at the store level, these purchases are low by industry standards and accounted for approximately 20% of all parts and tires used in fiscal 2018.

Our ten largest vendors accounted for approximately 77% of our parts and tire purchases, with the largest vendor accounting for approximately 26% of total stocking purchases in fiscal 2018.  In fiscal 2018, Monro imported approximately 20% of our parts and tire purchases.  We purchase parts, oil and tires from approximately 120 vendors.  Management believes that our relationships with vendors are excellent and that alternative sources of supply exist, at comparable cost, for substantially all parts used in our business.  We routinely obtain bids from vendors to ensure we are receiving competitive pricing and terms.

Most parts are shipped by vendors to our primary warehouse facility in Rochester, New York, and are distributed to stores by the Monro-operated tractor/trailer fleet.  The majority of tires are shipped to our stores directly by vendors pursuant to orders placed by our headquarters staff.  Stores are replenished at least bi-weekly from our Rochester warehouse, and such replenishment fills, on average, 97% of all items ordered by the stores' automatic POS-driven replenishment system.  The Rochester warehouse stocks approximately 2,800 SKUs.  Monro also operates warehouses in Maryland, Virginia, New Hampshire, Kentucky, North Carolina (including two warehouse locations), South Carolina, and Tennessee.  These warehouses carry, on average, 1,400, 100, 800, 3,300, 5,200, 3,200, 3,000, and 2,500 SKUs, respectively.

We enter into contracts with certain parts and tire suppliers, some of which require us to buy (at market competitive prices) up to 100% of our annual purchases of specific products.  These agreements expire at various dates.  We believe these agreements provide us with high quality, branded merchandise at preferred pricing, along with strong marketing and training support.

COMPETITION

Monro competes in the automotive service and tire industry.  This industry is generally highly competitive and fragmented, and the number, size and strength of competitors vary widely from region to region.  We believe that competition in this industry is based on customer service and reputation, store location, name awareness and price.  Monro's primary competitors include national and regional undercar, tire specialty and general automotive service chains, both franchised and company-operated; car dealerships, mass merchandisers’ operating service centers; and, to a lesser extent, gas stations, independent garages and Internet tire sellers.  Monro considers TBC Corporation (operating under the NTB, Merchant’s Tire, Midas and Tire Kingdom brands), Firestone Complete Auto Care service stores, The Pep Boys – Manny, Moe and Jack service stores, Meineke Discount Mufflers Inc., and Mavis Discount Tire to be direct competitors.  In most of the new markets that we have entered, at least one competitor was already present.  In identifying new markets, we analyze, among other factors, the intensity of competition.  (See "Expansion Strategy” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations")

EMPLOYEES

As of March 31, 2018, Monro had 7,878 employees, of whom 7,360 were employed in the field organization, 224 were employed at the warehouses, 234 were employed at our corporate headquarters and 60 were employed in other offices.  Monro's employees are not members of any union.  We believe that our relations with our employees are good.

REGULATION

We are subject to various federal, state and local laws and governmental regulations relating to the operation of our business, including, among other things, those regarding employment and labor practices, workplace safety, zoning and the handling, storage and disposal of hazardous substances contained in the products that we sell and use in our service bays, the recycling of batteries, tires and used lubricants, and the ownership and operation of real property.  We maintain programs to facilitate compliance with these laws and regulations.  We believe that we are in compliance with all applicable environmental and other laws and regulations, and our related compliance costs are not material.

Monro stores new oil and recycled antifreeze and generates and/or handles used tires and automotive oils, antifreeze and certain solvents, which are disposed of by licensed third-party contractors.  In certain states, as required, we also recycle oil filters.  Accordingly, we are subject to numerous federal, state and local environmental laws including the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”).  In addition, the United States Environmental Protection Agency (the "EPA"), under the Resource Conservation and Recovery Act ("RCRA"), as well as various state and local environmental protection agencies, regulate our handling and disposal of certain waste products and other materials.  The EPA, under the Clean Air Act, also regulates the installation of catalytic converters by periodically spot checking repair jobs, and may impose sanctions, including but not limited to civil penalties up to $37,500 per violation (or up to $37,500 per day for certain willful violations or failures to cooperate with authorities), for violations of RCRA and the Clean Air Act.

Monro strives to maintain an environmentally conscious corporate culture.  Among other things, Monro endeavors to take advantage of various recycling opportunities at our offices, warehouses and stores.  For example, cardboard, plastic shrink wrap and parts’ cores are returned to our Rochester warehouse on Monro stock trucks where they are accumulated for sale to recycling companies or returned to parts manufacturers for credit.

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

Changes in economic conditions that impact consumer spending could harm our business.

The automotive repair industry and our financial performance are sensitive to changes in overall economic conditions that impact consumer spending.  Future economic conditions affecting consumer income such as employment levels, business conditions, interest rates, and tax rates could reduce consumer spending or cause consumers to shift their spending to other products.  During periods of good economic conditions, consumers may decide to purchase new vehicles rather than servicing their older vehicles.  A general reduction in the level of consumer spending or shifts in consumer spending to other services could have a material adverse effect on our growth, sales and profitability.

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

In addition, we depend on a number of products (e.g. brake parts, tires, oil filters) produced in foreign markets. The U.S. government has made proposals or indicated that it intends to take actions intended to address trade imbalances, which include encouraging increased production in the United States. These proposals could result in increased customs duties and the renegotiation of certain U.S. trade agreements, which in turn could cause an increase in the prices we pay for certain of the products we sell. Any changes in U.S. trade policies which result in increased costs which we are not able to offset with pricing increases of our own could adversely affect our financial performance.

We also face other risks associated with the delivery of inventory originating outside the United States, including:

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

We are subject to various federal, state and local environmental laws, building and zoning requirements, employment and labor laws and other governmental regulations regarding the operation of our business.  For example, we are subject to rules governing the handling, storage and disposal of hazardous substances contained in some of the products such as motor oil that we sell and use at our stores, the recycling of batteries, tires and used lubricants, and the ownership and operation of real property.  These laws and regulations can impose fines and criminal sanctions for violations as well as require the installation of pollution control equipment or operational changes to decrease the likelihood of accidental hazardous substance releases.  Accordingly, we could become subject to material liabilities relating to the investigation and cleanup of contaminated properties, and to claims alleging personal injury or property damage as a result of exposure to, or release of, hazardous substances.  In addition, stricter interpretation of existing laws and regulations, new laws and regulations, the discovery of previously unknown contamination or the imposition of new or increased requirements could require us to incur costs or become the basis of new or increased liabilities that could have a material adverse effect on our business, financial condition and results of operations.

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

We are sometimes the subject of complaints or litigation from customers, employees or other third parties for various actions.  From time to time, we are involved in litigation involving claims related to, among other things, breach of contract, negligence, tortious conduct and employment and labor law matters, including payment of wages.  The damages sought against us in some of these litigation proceedings could be substantial.  Although we maintain liability insurance for some litigation claims, if one or more of the claims were to greatly exceed our insurance coverage limits or if our insurance policies do not cover a claim, this could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

If we experience a data security breach and confidential customer or employee information is disclosed, we may be subject to penalties and experience negative publicity, which could affect our customer relationships and have a material adverse effect on our business.  We may incur increasing costs in an effort to minimize these cyber security risks.

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

We may not have the resources or technical expertise to anticipate or prevent rapidly evolving types of cyber-attacks. Attacks may be targeted at us, our customers, or others who have entrusted us with information. Actual or anticipated attacks may cause us to incur increased costs, including costs to hire additional personnel, purchase additional protection technologies, train employees, and engage third-party experts and consultants. In addition, data and security breaches can also occur as a result of non-technical issues, including breach by us or by persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. Any compromise or breach of our security could result in violation of applicable privacy and other laws, significant legal and financial exposure, and a loss of confidence in our security measures, which could have a material adverse effect on our results of operations and our reputation.

Our business is affected by advances in automotive technology.

The demand for our products and services could be adversely affected by continuing developments in automotive technology.  Automotive manufacturers are producing cars that last longer and require service and maintenance at less frequent intervals in certain cases.  Quality improvement of manufacturers’ original equipment parts has in the past reduced, and may in the future reduce, demand for our products and services, adversely affecting our sales.  For example, manufacturers’ use of stainless steel exhaust components has significantly increased the life of those parts, thereby decreasing the demand for exhaust repairs and replacements.  Longer and more comprehensive warranty or service programs offered by automobile manufacturers and other third parties also could adversely affect the demand for our products and services.  We believe that a majority of new automobile owners have their cars serviced by a dealer during the period that the car is under warranty.  In addition, advances in automotive technology continue to require us to incur additional costs to update our diagnostic capabilities and technical training programs.  Changes in vehicle and powertrain technology and advances in autonomous vehicles and mobility could have a negative effect on our business, results of operations or investors’ perception of our business, any of which could have an adverse effect upon the price of our common stock.

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

Our goodwill, other intangible assets or long-lived assets, are subject to an impairment test on an annual basis and are also tested whenever events and circumstances indicate that goodwill, intangible assets and/or long-lived assets may be impaired.  Any excess goodwill resulting from the impairment test must be written off in the period of determination.  Intangible assets (other than goodwill and indefinite-lived intangible assets) and other long-lived assets are generally amortized or depreciated over the useful life of such assets.  In addition, from time to time, we may acquire or make an investment in a business that will require us to record goodwill based on the purchase price and the value of the acquired tangible and intangible assets.  We have significantly increased our goodwill as a result of our acquisitions.  We may subsequently experience unforeseen issues with the businesses we acquire, which may adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of recoverability of the recorded goodwill and intangible assets.  Future determinations of significant write-offs of goodwill, intangible assets or other long-lived assets, as a result of an impairment test or any accelerated amortization or depreciation of other intangible assets or other long-lived assets could have a material negative impact on our results of operations and financial condition.  We have completed our annual impairment test for goodwill, and have concluded that we do not have any impairment of goodwill for the year ended March 31, 2018.

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

Although we believe that we will remain in compliance with our debt covenants, if we are not able to do so our lenders may restrict our ability to draw on our Revolving Credit Facility, which could have a negative impact on our operations and growth potential.

We depend on the services of our key executives.

Our senior executives are important to our success because they have been instrumental in setting our strategic direction, operating our business, identifying, recruiting and training key personnel, identifying expansion opportunities and arranging necessary financing.  Losing the services of any of these individuals could adversely affect our business until a suitable replacement is found.  It may be difficult to replace them quickly with executives of comparable experience and capabilities.  Although we have employment agreements with certain of our executives, we cannot prevent them from terminating their employment with us.

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

The effects of the Tax Act on our business have not yet been fully analyzed and could have an adverse effect on our results of operations.

On December 22, 2017, U.S. President Donald Trump signed into law the Tax Act.  The Tax Act made broad and complex changes to the U.S. tax code, including, but not limited to reducing the U.S. federal corporate income tax rate from 35% to 21%. Notwithstanding the reduction in the U.S. federal corporate income tax rate, the overall impact of the Tax Act and our ongoing analysis thereof, is uncertain and our business and financial condition could be adversely affected due to anticipated guidance from the Internal Revenue Service about implementing the Tax Act and the potential for additional guidance from the Securities and Exchange Commission or the Financial Accounting Standards Board related to the Tax Act.  Given that guidance may still be forthcoming, no assurance can be made that future guidance will not adversely affect our business or financial condition.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company, through Monro Service Corporation, owns its office/warehouse facility of approximately 165,000 square feet, which is located on 12.7 acres of land in Holleder Technology Park, in Rochester, New York.  Monro Service Corporation also owns a second office/warehouse facility of approximately 28,000 square feet, which is located on 11.8 acres of land in Swanzey, New Hampshire.  We lease additional warehouse space in Maryland, Virginia, Kentucky, North Carolina, South Carolina, and Tennessee, and office space in Illinois and Florida for our Car-X franchise and McGee operations, respectively.  The Company also owns one retread facility in North Carolina.

Of Monro's 1,150 Company-operated stores at March 31, 2018, 330 were owned, 752 were leased and for 68 stores, only the land was leased.  In addition to the Company-operated stores, five wholesale locations and one retread facility were leased at March 31, 2018.  In general, we lease store sites for a ten-year period with several five-year renewal options.  Giving effect to all renewal options, approximately 65% of the leases (529 stores) expire after 2028.  Certain leases provide for contingent rental payments if a percentage of annual gross sales exceed the base fixed rental amount.  The highest contingent percentage rent of any lease is 10.0%, and no such lease has adversely affected profitability of the store subject thereto.  A former officer of Monro or members of his family are the lessors, or such former officer or family members have interests in entities that are the lessors, with respect to six of the leases.  No related party leases exist, other than these six leases, and no new related party leases are contemplated.

Item 3. Legal Proceedings

On December 13, 2017, the Company settled a litigation matter entitled Ellersick, et.al. v. Monro Muffler Brake, Inc. and Monro Service Corporation (U.S. District Court, Western District of New York), together with related matters, which were first instituted in September 2010, regarding current and former Company technicians and assistant managers who alleged violations of the Fair Labor Standards Act and various state laws relating to, among other things, overtime and unpaid wages.  The settlement amount of $1,950,000 is included within operating, selling, general and administrative expenses in the Company’s Consolidated Financial Statements for fiscal 2018.  Such amount was estimated by the Company to be less than the legal fees and expenses that the Company believed it would likely have incurred in connection with defending such matter during the twelve month period following settlement.

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

PART II

Item 5. Market for the Company's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION

Monro’s common stock, par value $.01 per share, (the “Common Stock”) is traded on the NASDAQ Stock Market under the symbol "MNRO".  The following table sets forth, for each quarter during the last two fiscal years, the range of high and low sales prices on the NASDAQ Stock Market for the Common Stock:

	Fiscal 2018		Fiscal 2017
Quarter Ended	High	Low	High	Low
June	$55.00	$42.15	$73.86	$56.15
September	$52.52	$39.65	$70.78	$55.24
December	$59.28	$45.45	$62.07	$52.05
March	$64.15	$50.25	$61.10	$51.65

HOLDERS

At May 18, 2018, Monro’s Common Stock was held by approximately 36 shareholders of record.  This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

DIVIDENDS

In May 2016, Monro’s Board of Directors declared its intention to pay a regular quarterly cash dividend of $.17 per common share or common share equivalent to be paid beginning with the first quarter of fiscal 2017.

In May 2017, Monro’s Board of Directors declared its intention to pay a regular quarterly cash dividend of $.18 per common share or common share equivalent to be paid beginning with the first quarter of fiscal 2018.

In May 2018, Monro’s Board of Directors declared its intention to pay a regular quarterly cash dividend of $.20 per common share or common share equivalent to be paid to shareholders of record as of June 4, 2018.  The dividend will be paid on June 14, 2018.

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

SALE OF UNREGISTERED SECURITIES

During fiscal 2017, 11,000 shares of our Class C Preferred Stock were converted into 250,000 shares of our common stock.  The shares of common stock issued upon conversion of the Class C Preferred Stock were sold without registration in reliance on the exemption provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

Item 6. Selected Financial Data

The following table sets forth selected financial and operating data of Monro for each fiscal year in the five-year period ended March 31, 2018.  The financial data and certain operating data have been derived from Monro’s audited financial statements.  This data should be read in conjunction with the financial statements and related notes included under Item 8 of this report and in conjunction with other financial information included elsewhere in this Form 10-K.

		Year Ended Fiscal March
		2018	2017	2016	2015	2014
		(Amounts in thousands, except per share data)
Income Statement Data:
Sales		$1,127,815	$1,021,511	$943,651	$894,492	$831,432
Cost of sales, including distribution and occupancy costs		692,241	624,622	557,948	541,142	511,458
Gross profit		435,574	396,889	385,703	353,350	319,974
Operating, selling, general and administrative expenses		308,278	280,505	265,114	243,561	224,627
Operating income		127,296	116,384	120,589	109,789	95,347
Interest expense, net		24,296	19,768	15,542	11,342	9,470
Other income, net		(454)	(628)	(374)	(908)	(659)
Income before provision for income taxes		103,454	97,244	105,421	99,355	86,536
Provision for income taxes		39,519	35,718	38,616	37,556	32,077
Net income		$63,935	$61,526	$66,805	$61,799	$54,459
Earnings per share	Basic (a)	$1.94	$1.88	$2.07	$1.94	$1.72
	Diluted (a)	$1.92	$1.85	$2.00	$1.88	$1.67

Weighted average number of Common Shares and equivalents	Basic	32,767	32,413	32,026	31,605	31,394
	Diluted	33,341	33,301	33,353	32,944	32,642
Cash dividends per common share or common share equivalent		$0.72	$0.68	$0.60	$0.52	$0.44
Selected Operating Data:
Sales growth:
Total		10.4%	8.3%	5.5%	7.6%	13.6%
Comparable store (b)		1.8%	(4.3)%	(0.1)%	(1.4)%	(0.5)%
Company-operated stores open at beginning of year (c)		1,118	1,029	999	953	937
Company-operated stores open at end of year (c)		1,150	1,118	1,029	999	953
Capital Expenditures (d)		$39,122	$34,640	$36,834	$34,750	$32,150
Balance Sheet Data (at period end):
Net working capital (e)		$13,251	$13,337	$2,504	$5,549	$17,665
Total assets (e)		1,218,432	1,185,264	999,438	907,794	759,816
Long-term obligations		375,288	395,503	269,045	255,688	187,040
Shareholders’ equity		628,476	581,254	536,195	473,611	415,984

_________________

Fiscal year 2018 reflects results based on a 53 week fiscal year.  Results from all other fiscal years are based on a 52 week fiscal year.

(a)	See Note 10 to the Company’s Consolidated Financial Statements for calculation of basic and diluted earnings per share for fiscal years 2018, 2017 and 2016.
(b)	Comparable store sales data (not adjusted for days) is calculated based on the change in sales of only those stores open as of the beginning of the preceding fiscal year.
(c)	Includes only Company-operated stores. No franchised, wholesale, retread or dealer locations are included.
(d)	Amount does not include the funding of the purchase price of acquisitions.
(e)	Fiscal years 2014 - 2015 reflect reclassifications of deferred taxes.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth income statement data of Monro expressed as a percentage of sales for the fiscal years indicated:

	Year Ended Fiscal March
	2018	2017	2016
Sales	100.0%	100.0%	100.0%
Cost of sales, including distribution and occupancy costs	61.4	61.1	59.1
Gross profit	38.6	38.9	40.9
Operating, selling, general and administrative expenses	27.3	27.5	28.1
Operating income	11.3	11.4	12.8
Interest expense, net	2.2	1.9	1.6
Other income, net	—	(0.1)	—
Income before provision for income taxes	9.2	9.5	11.2
Provision for income taxes	3.5	3.5	4.1
Net income	5.7%	6.0%	7.1%

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

Inventory

We evaluate whether inventory is stated at the lower of cost and net realizable value based on historical experience with the carrying value and life of inventory.  The assumptions used in this evaluation are based on current market conditions and we believe inventory is stated at the lower of cost and net realizable value in the consolidated financial statements.  In addition, historically we have been able to return excess items to vendors for credit or sell such inventory to other wholesalers.  Future changes by vendors in their policies or willingness to accept returns of excess inventory could require a revision in the estimates.

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

Self-Insurance Reserves

We are largely self-insured with respect to workers’ compensation, general liability and employee medical claims.  In order to reduce our risk and better manage our overall loss exposure, we purchase stop-loss insurance that covers individual claims in excess of the deductible amounts, and caps total losses in a fiscal year.  We maintain an accrual for the estimated cost to settle open claims as well as an estimate of the cost of claims that have been incurred but not reported.  These estimates take into consideration the historical average claim volume, the average cost for settled claims, current trends in claim costs, changes in our business and workforce, and general economic factors.  These accruals are reviewed on a quarterly basis, or more frequently if factors dictate that a more frequent review is warranted.  For more complex reserve calculations, such as workers’ compensation, we use the services of an actuary on an annual basis to assist in determining the required reserve for open claims.

Stock-Based Compensation

We provide stock-based compensation through non-qualified stock options, restricted stock awards and restricted stock units.  We measure compensation cost arising from the grant of share-based payments to an employee at fair value, and recognize such cost in income over the period during which the employee is required to provide service in exchange for the award, usually the vesting period.  The fair value of each option award is estimated on the date of grant primarily using the Black-Scholes option valuation model.  The fair value of restricted stock awards and restricted stock units is determined based on the stock price at the date of grant.

The Company is required to estimate forfeitures and only record compensation costs for those awards that are expected to vest. The assumptions for forfeitures were determined based on type of award and historical experience. Forfeiture assumptions are adjusted at the point in time a significant change is identified, with any adjustment recorded in the period of change, and the final adjustment at the end of the requisite service period to equal actual forfeitures.

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

On December 22, 2017, the Tax Act was enacted into law.  The Tax Act reduced the U.S. federal corporate income tax rate to 21% from 35% effective January 1, 2018.  For fiscal 2018, we recorded a net discrete adjustment to income tax expense of approximately $4.7 million primarily from revaluing our net deferred tax assets to reflect the new U.S. federal corporate income tax rate.  We believe this calculation is complete except for deferred taxes related to certain equity compensation arrangements and changes in estimates that can result from finalizing the filing of our 2017 U.S. income tax return, which are not anticipated to be material.

At any one time, our tax returns for several tax years are subject to examination by U.S. federal and state taxing jurisdictions.  We establish tax liabilities in accordance with the accounting guidance on income taxes.  Under the accounting guidance, the impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the financial statements at the largest amount that is more-likely-than-not to be sustained.  An uncertain income tax position will not be recognized in the financial statements unless it is more-likely-than-not to be sustained.  We adjust these tax liabilities, as well as the related interest and penalties, based on the latest facts and circumstances, including recently published rulings, court cases and outcomes of tax audits.  To the extent our actual tax liability differs from our established tax liabilities for unrecognized tax benefits; our effective tax rate may be materially impacted.  While it is often difficult to predict the final outcome of, the timing of, or the tax treatment of any particular tax position or deduction, we believe that our tax balances reflect the more-likely-than-not outcome of known tax contingencies.

RESULTS OF OPERATIONS

Fiscal 2018 as Compared to Fiscal 2017

Sales for fiscal 2018 increased $106.3 million or 10.4% to $1.128 billion as compared to $1.022 billion in fiscal 2017.   The increase was largely due to an increase of $96.2 million related to new stores, of which $73.5 million came from the fiscal 2017 and fiscal 2018 acquisitions.  Additionally, there was an increase in comparable store sales of 1.8%.  Partially offsetting this was a decrease in sales from closed stores amounting to $5.8 million.  Fiscal 2018 was a 53-week year, and therefore, there were 368 selling days as compared to 361 selling days in fiscal year 2017.  Adjusting for days, comparable store sales were relatively flat.

Barter sales of slower moving inventory totaled approximately $2.9 million and $2.5 million for fiscal 2018 and fiscal 2017, respectively.

During the year ended March 31, 2018, 49 Company-operated stores were added and 17 were closed.  At March 31, 2018, we had 1,150 Company-operated stores in operation compared to 1,118 Company-operated stores in operation at March 25, 2017.

With regard to franchised locations, during fiscal 2018, we purchased 11 from existing franchisees.  Also during fiscal 2018, we opened two and closed three franchised locations.  At March 31, 2018, we had 102 franchised locations compared to 114 franchised locations at March 25, 2017.

Comparable store brakes, front end/shocks, and exhaust category sales for fiscal 2018 increased by approximately 3%, 2% and 1%, respectively, from the prior year when adjusted for days.  However, both the alignment and maintenance services categories decreased by approximately 2% on a comparable store sales basis when adjusted for days as compared to the prior year.  Comparable store tire category sales decreased by approximately 1% for fiscal 2018 when adjusted for days as compared to the prior year.  Comparable store sales when adjusted for days were impacted by higher average ticket, offset by lower traffic.

Gross profit for fiscal 2018 was $435.6 million or 38.6% of sales as compared with $396.9 million or 38.9% of sales for fiscal 2017.  The decrease in gross profit for fiscal 2018, as a percentage of sales, was due primarily to a shift in sales mix related to recent acquisitions, including the recently acquired commercial and wholesale locations, partially offset by lower material costs as a percentage of sales.

At our retail tire and automotive repair locations, we provide a broad range of services on passenger cars, light trucks and vans for brakes; mufflers and exhaust systems; and steering, drive train, suspension and wheel alignment.  We also provide other products and services, including tires and routine maintenance services, such as state inspections.  During fiscal 2017, we acquired certain tire and automotive repair locations that also serve commercial customers and sell tires to customers for resale.  These locations conduct tire and automotive repair activities that are similar to our retail locations, other than with respect to the sales mix resulting from the sale of commercial tires and the lower gross margin of the wholesale locations.  The lower gross margin is due primarily to the higher mix of tires sold and the fact that those tire sales do not include installation or other tire related services that are more common at other locations.  In the aggregate, the commercial and wholesale locations had consolidated revenue of approximately $91.3 million and $49.0 million for the years ended March 31, 2018 and March 25, 2017, respectively.  Additionally, due to the sales mix from our commercial and wholesale locations, our consolidated gross margin for the year ended March 31, 2018 was reduced by approximately 230 basis points, as compared to a reduction in consolidated gross margin of approximately 140 basis points for the prior year.

On a consolidated basis, labor costs in fiscal 2018 decreased approximately 40 basis points, as a percentage of sales, from the prior year due to the sales mix shift from recent acquisitions.  Distribution and occupancy costs were relatively flat as a percentage of sales as compared to the prior year.

Operating expenses for fiscal 2018 were $308.3 million or 27.3% of sales as compared with $280.5 million or 27.5% of sales for fiscal 2017.  The increase of $27.8 million is partially attributable to $2.0 million in litigation settlement costs and $3.2 million in management transition costs. The remaining year-over-year dollar increase relates primarily to increased expenses from 32 net new stores.

Operating income in fiscal 2018 of approximately $127.3 million increased by 9.4% as compared to operating income of approximately $116.4 million in fiscal 2017, and decreased as a percentage of sales from 11.4% to 11.3% for the reasons described above.

Net interest expense for fiscal 2018 increased by approximately $4.5 million as compared to the prior year, and increased as a percentage of sales from 1.9% to 2.2%.  The weighted average debt outstanding for the year ended March 31, 2018 increased by approximately $17 million from the year ended March 25, 2017.  This increase is primarily related to an increase in capital lease debt recorded in connection with the fiscal 2017 and fiscal 2018 acquisitions and greenfield expansion, as well as an increase in the weighted average interest rate for the year ended March 31, 2018 of approximately 90 basis points as compared to the prior year.  This was partially offset by a decrease in debt outstanding under our Revolving Credit Facility.  The increase in the weighted average interest rate for the year ended March 31, 2018 was largely due to an increase in capital lease debt, as well as an increase in the LIBOR and prime rate from the prior year.

The effective income tax rate was 38.2% and 36.7%, respectively, of pre-tax income in fiscal 2018 and fiscal 2017.  On December 22, 2017, President Trump signed the Tax Act into legislation.  The new U.S. tax legislation is subject to a number of provisions, including a reduction of the U.S. federal corporate income tax rate from 35% to 21% (effective January 1, 2018).  For fiscal 2018, we recorded a net discrete adjustment to income tax expense of approximately $4.7 million primarily from revaluing our net deferred tax assets to reflect the new U.S. federal corporate income tax rate.  The deferred tax charge was partially offset by reduced income tax expense reflected by a blended U.S. federal corporate income tax rate of approximately 31.6%.  For further information, refer to Note 7 to the Company’s Consolidated Financial Statements.

For fiscal 2018, the tax effects of the Tax Act recognized in income tax expense decreased diluted earnings per share by approximately $.06.  We expect future earnings to be positively impacted largely due to the reduction of the U.S. federal corporate income tax rate from 35% to 21% (effective January 1, 2018).

Net income for fiscal 2018 increased by $2.4 million, or 3.9%, from $61.5 million in fiscal 2017, to $63.9 million.  Earnings per common share on a diluted basis for fiscal 2018 of $1.92 increased 3.8% as compared to $1.85 for fiscal 2017 due to the factors discussed above.  Fiscal 2018 diluted earnings per common share included $.06 per share related to the net expense impact of newly enacted tax legislation, $.04 per share in litigation settlement costs and $.06 per share in management transition costs, partially offset by $.10 contribution per share from the extra selling week.

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

At our retail tire and automotive repair locations, we provide a broad range of services on passenger cars, light trucks and vans for brakes; mufflers and exhaust systems; and steering, drive train, suspension and wheel alignment.  We also provide other products and services, including tires and routine maintenance services, including state inspections.  During fiscal 2017, we acquired certain tire and automotive repair locations that also serve commercial customers and sell tires to customers for resale.  These locations conduct tire and automotive repair activities that are similar to our retail locations, other than with respect to the sales mix resulting from the sale of commercial tires as well as the gross margin of the wholesale locations being different primarily due to the higher mix of tires sold and the fact that those tire sales do not include installation or other tire related services that are more common at other locations.  In aggregate, the commercial and wholesale locations impacted consolidated revenue by approximately $49.0 million for the year ended March 25, 2017.  Additionally, due to the sales mix from our commercial and wholesale locations, our consolidated gross profit margin for the year ended March 25, 2017 was reduced by approximately 140 basis points.

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

CAPITAL RESOURCES, CONTRACTUAL OBLIGATIONS AND LIQUIDITY

Capital Resources

Our primary capital requirements for fiscal 2018 were divided among the funding of acquisitions for $23.4 million, as well as the upgrading of facilities and systems and the funding of our store expansion program totaling $39.1 million.  In fiscal 2017, our primary capital requirements were divided among the funding of acquisitions for $142.6 million, as well as the upgrading of facilities and systems and the funding of our store expansion program totaling $34.6 million.  In both fiscal years 2018 and 2017, capital requirements were primarily met by cash flow from operations and from our revolving credit facility.

In fiscal 2019, we intend to open approximately 20 to 40 new greenfield stores.  Greenfield stores include new construction as well as the acquisition of one to four store operations.  Total capital required to build a new greenfield service store ranges, on average, from $360,000 to $990,000 depending on whether the store is leased, owned or land leased.  Total capital required to build a new greenfield tire (land and building leased) location costs, on average, approximately $600,000, including $250,000 for equipment and $150,000 for inventory.

Monro paid dividends of $24.0 million in fiscal 2018.  In May 2018, Monro’s Board of Directors declared its intention to pay a regular quarterly cash dividend of $.20 per common share or common share equivalent beginning in the first quarter of fiscal 2019.

The acquisitions subsequent to March 31, 2018 were financed through our existing credit facility.

We also plan to continue to seek suitable acquisition candidates.  Management believes that we have sufficient resources available (including cash flow from operations and bank financing) to expand our business as currently planned for the next several years.

Contractual Obligations

Payments due by period under long-term debt, other financing instruments and commitments are as follows:

		Within	1 to	3 to	After
	Total	1 Year	3 Years	5 Years	5 Years
	(Dollars in thousands)
Principal payments on long-term debt	$148,108	$40	$148,068
Capital lease commitments/financing obligations	246,169	18,949	43,047	$49,542	$134,631
Operating lease commitments	159,092	34,285	55,235	34,533	35,039
Other liabilities	3,533	800	1,600	1,133	—
Total	$556,902	$54,074	$247,950	$85,208	$169,670

We believe that we can fulfill our contractual commitments utilizing our cash flow from operations and, if necessary, bank financing.

Liquidity

In January 2016, we entered into a new five-year $600 million revolving credit facility agreement currently with eight banks (the “Credit Facility”).  The Credit Facility replaced our previous revolving credit facility, as amended, which would have expired in December 2017.  Interest only is payable monthly throughout the Credit Facility’s term.  The borrowing capacity for the Credit Facility is up to $600 million, and includes an accordion feature permitting us to request an increase in availability of up to an additional $100 million.  The Credit Facility bears interest at 75 to 175 basis points over LIBOR.  The Credit Facility requires fees payable quarterly throughout the term between .15% and .35% of the amount of the average net availability under the Credit Facility during the preceding quarter.  There was $148.0 million outstanding under the Credit Facility at March 31, 2018.  We were in compliance with all debt covenants as of March 31, 2018.

At March 31, 2018 and March 25, 2017, the interest rate spread paid by the Company was 125 and 100 basis points over LIBOR, respectively.

Within the Credit Facility, we have a sub-facility of $80 million for the purpose of issuing standby letters of credit.  The line requires fees aggregating 87.5 to 187.5 basis points over LIBOR annually of the face amount of each standby letter of credit, payable quarterly in arrears.  There was $29.4 million in an outstanding letter of credit at March 31, 2018.

The net availability under the Credit Facility at March 31, 2018 was $422.6 million.

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

In addition, we have financed certain store properties with capital leases/financing obligations, which amount to $246.2 million at March 31, 2018 and are due in installments through May 2045.  We also have a $.1 million payable due in equal installments through September 2019 to the sellers of certain acquired businesses at March 31, 2018.

Off Balance Sheet Arrangements

Other than the unrecorded contractual commitments noted above, we do not have any off-balance sheet arrangements at March 31, 2018.

INFLATION

We do not believe our operations have been materially affected by inflation.  Monro has been successful, in many cases, in mitigating the effects of merchandise cost increases principally through the use of volume discounts and alternative vendors, as well as selling price increases.  See additional discussion under Risk Factors.

FINANCIAL ACCOUNTING STANDARDS

See “Recent Accounting Pronouncements” in Note 1 to the Company’s Consolidated Financial Statements for a discussion of the impact of recently issued accounting standards on our Consolidated Financial Statements as of March 31, 2018 and for the year then ended, as well as the expected impact on the Consolidated Financial Statements for future periods.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Monro is exposed to market risk from potential changes in interest rates.  As of March 31, 2018, approximately .05% of our debt financing, excluding capital leases and financing obligations, was at fixed interest rates and, therefore, the fair value of such debt financing is affected by changes in market interest rates.  Given a 1% change in LIBOR, our cash flow exposure on floating rate debt interest expense would result in interest expense fluctuating approximately $1.5 million based upon our debt position as of March 31, 2018.

Debt financing had a carrying amount and a fair value of $148.1 million as of March 31, 2018, as compared to a carrying amount and a fair value of $182.4 million as of March 25, 2017.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Monro, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Monro, Inc. and its subsidiaries as of March 31, 2018 and March 25, 2017, and the related consolidated statements of comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and March 25, 2017, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2018 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Rochester, New York

May 30, 2018

We have served as the Company’s auditor since at least 1984. We have not determined the specific year we began serving as auditor of the Company.

MONRO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	March 25,
	2018	2017
	(Dollars in thousands)
Assets
Current assets:
Cash and equivalents	$1,909	$8,995
Trade receivables	11,582	11,465
Federal and state income taxes receivable	4,185	3,527
Inventories	152,367	142,604
Other current assets	37,213	32,639
Total current assets	207,256	199,230
Property, plant and equipment	767,864	712,999
Less - Accumulated depreciation and amortization	(351,195)	(318,365)
Net property, plant and equipment	416,669	394,634
Goodwill	522,892	501,736
Intangible assets	49,143	54,288
Other non-current assets	10,997	11,331
Long-term deferred income tax assets	11,475	24,045
Total assets	$1,218,432	$1,185,264
Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt, capital leases and financing obligations	$18,989	$15,298
Trade payables	84,568	79,492
Accrued payroll, payroll taxes and other payroll benefits	20,197	24,979
Accrued insurance	36,739	35,325
Warranty reserves	12,381	10,843
Other current liabilities	21,131	19,956
Total current liabilities	194,005	185,893
Long-term debt	148,068	182,337
Long-term capital leases and financing obligations	227,220	213,166
Accrued rent expense	4,530	5,037
Other long-term liabilities	14,141	15,137
Long-term income taxes payable	1,992	2,440
Total liabilities	589,956	604,010
Commitments and contingencies – Note 15
Shareholders' equity:
Class C Convertible Preferred Stock, $1.50 par value, $.064 conversion value; 150,000 shares authorized; 21,802 shares issued and outstanding	33	33
Common Stock, $.01 par value, 65,000,000 shares authorized; 39,166,392 and 39,012,189 shares issued at March 31, 2018 and March 25, 2017, respectively	392	390
Treasury Stock, 6,330,008 and 6,322,417 shares at March 31, 2018 and March 25, 2017, respectively, at cost	(106,563)	(106,212)
Additional paid-in capital	199,576	191,553
Accumulated other comprehensive loss	(4,248)	(3,161)
Retained earnings	539,286	498,651
Total shareholders' equity	628,476	581,254
Total liabilities and shareholders' equity	$1,218,432	$1,185,264

The accompanying notes are an integral part of these financial statements.

MONRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended Fiscal March
	2018	2017	2016
	(Amounts in thousands, except
	per share data)
Sales	$1,127,815	$1,021,511	$943,651
Cost of sales, including distribution and occupancy costs	692,241	624,622	557,948
Gross profit	435,574	396,889	385,703
Operating, selling, general and administrative expenses	308,278	280,505	265,114
Operating income	127,296	116,384	120,589
Interest expense, net of interest income	24,296	19,768	15,542
Other income, net	(454)	(628)	(374)
Income before provision for income taxes	103,454	97,244	105,421
Provision for income taxes	39,519	35,718	38,616
Net income	$63,935	$61,526	$66,805
Other comprehensive (loss) income:
Changes in pension, net of tax (benefit) provision of ($168), $788 and $65, respectively	(390)	1,415	8
Other comprehensive (loss) income	(390)	1,415	8
Comprehensive income	$63,545	$62,941	$66,813
Earnings per share:
Basic	$1.94	$1.88	$2.07
Diluted	$1.92	$1.85	$2.00
Weighted average number of common shares outstanding used in computing earnings per share:
Basic	32,767	32,413	32,026
Diluted	33,341	33,301	33,353

The accompanying notes are an integral part of these financial statements.

MONRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Class C							Accumulated
	Convertible						Additional	Other
	Preferred		Common		Treasury		Paid-In	Comprehensive	Retained
	Stock		Stock		Stock		Capital	Loss	Earnings	Total
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in thousands)
Balance at March 28, 2015	33	$49	38,008	$380	6,180	$(95,638)	$160,880	$(4,584)	$412,524	$473,611
Net income									66,805	66,805
Other comprehensive income:
Pension liability adjustment ($73 pre-tax)								8		8
Dividends (1):
Preferred									(456)	(456)
Common									(19,231)	(19,231)
Tax benefit from exercise of stock options							6,677			6,677
Exercise of stock options (2)			549	6	137	(10,218)	16,243			6,031
Stock-based compensation							2,750			2,750
Balance at March 26, 2016	33	49	38,557	386	6,317	(105,856)	186,550	(4,576)	459,642	536,195
Net income									61,526	61,526
Other comprehensive income:
Pension liability adjustment ($2,203 pre-tax)								1,415		1,415
Dividends (1):
Preferred									(447)	(447)
Common									(22,070)	(22,070)
Conversion of Class C Prefered Stock	(11)	(16)	250	2			14			—
Tax benefit from exercise of stock options							3,510			3,510
Exercise of stock options			205	2	5	(356)	(1,004)			(1,358)
Stock-based compensation							2,483			2,483
Balance at March 25, 2017	22	33	39,012	390	6,322	(106,212)	191,553	(3,161)	498,651	581,254
Net income									63,935	63,935
Other comprehensive loss:
Pension liability adjustment [($558) pre-tax]								(390)		(390)
Dividends (1):
Preferred									(368)	(368)
Common									(23,601)	(23,601)
Reclassification of tax effects to Retained Earnings								(697)	697	—
Dividend payable									(28)	(28)
Exercise of stock options			154	2	8	(351)	5,165			4,816
Stock-based compensation							2,858			2,858
Balance at March 31, 2018	22	$33	39,166	$392	6,330	$(106,563)	$199,576	$(4,248)	$539,286	$628,476

_________________

(1)	Dividends paid per common share or common share equivalent were $.72, $.68 and $.60, respectively, for the years ended March 31, 2018, March 25, 2017 and March 26, 2016.
(2)	Includes the receipt of treasury stock in connection with the exercise of stock options and to partially satisfy tax withholding obligations.

The accompanying notes are an integral part of these financial statements.

MONRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended Fiscal March
	2018	2017	2016
	(Dollars in thousands)
	Increase (Decrease) in Cash
Cash flows from operating activities:
Net income	$63,935	$61,526	$66,805
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	49,335	44,629	39,769
Stock-based compensation expense	2,858	2,483	2,750
Excess tax benefits from share-based payment arrangements	—	—	(8)
Net change in deferred income taxes	15,485	11,256	6,589
Gain on bargain purchase	(13)	—	—
(Gain) loss on disposal of assets	(1,198)	85	(41)
Change in operating assets and liabilities (excluding acquisitions)
Trade receivables	(88)	(74)	(1,477)
Inventories	(8,399)	5,044	1,555
Other current assets	(4,076)	(2,879)	(6,847)
Other non-current assets	1,863	5,680	2,886
Trade payables	5,151	9,605	7,079
Accrued expenses	(1,582)	(3,224)	2,414
Federal and state income taxes receivable	(658)	63	6,212
Other long-term liabilities	(930)	(3,580)	(1,399)
Long-term income taxes payable	(448)	(679)	217
Total adjustments	57,300	68,409	59,699
Net cash provided by operating activities	121,235	129,935	126,504
Cash flows from investing activities:
Capital expenditures	(39,122)	(34,640)	(36,834)
Acquisitions, net of cash acquired	(23,439)	(142,567)	(49,018)
Proceeds from the disposal of assets	4,071	1,583	2,625
Net cash used for investing activities	(58,490)	(175,624)	(83,227)
Cash flows from financing activities:
Proceeds from borrowings	344,843	470,027	336,942
Principal payments on long-term debt, capital leases and financing obligations	(395,521)	(404,303)	(366,707)
Exercise of stock options	4,816	3,492	8,602
Excess tax benefits from share-based payment arrangements	—	—	8
Dividends paid	(23,969)	(22,517)	(19,687)
Deferred financing costs	—	—	(2,180)
Net cash (used for) provided by financing activities	(69,831)	46,699	(43,022)
(Decrease) increase in cash	(7,086)	1,010	255
Cash at beginning of year	8,995	7,985	7,730
Cash at end of year	$1,909	$8,995	$7,985

The accompanying notes are an integral part of these financial statements.

MONRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Background

Monro, Inc. and its wholly owned subsidiaries, Monro Service Corporation and Car-X, LLC (together, “Monro”, the “Company”, “we”, “us”, or “our”), are engaged principally in providing automotive undercar repair and tire sales and services in the United States.  Monro had 1,150 Company-operated stores, 102 franchised locations, five wholesale locations, two retread facilities and two dealer-operated automotive repair centers located in 27 states as of March 31, 2018.

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

“Year ended Fiscal March 2018”: March 26, 2017 – March 31, 2018 (53 weeks)

“Year ended Fiscal March 2017”: March 27, 2016 – March 25, 2017 (52 weeks)

“Year ended Fiscal March 2016”: March 29, 2015 – March 26, 2016 (52 weeks)

Consolidation

The Consolidated Financial Statements include Monro, Inc. and its wholly owned subsidiaries, Monro Service Corporation and Car-X, LLC, after the elimination of intercompany transactions and balances.

Revenue recognition

Sales are recorded upon completion of automotive undercar repair, tire delivery and tire services provided to customers.  The following was Monro’s sales mix for fiscal 2018, 2017 and 2016:

	Year Ended Fiscal March
	2018	2017	2016
Brakes	13%	13%	15%
Exhaust	2	2	3
Steering	8	9	10
Tires	50	49	45
Maintenance	27	27	27
Total	100%	100%	100%

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

MONRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

Our inventories consist of automotive parts (including oil) and tires.  Inventories are valued at the lower of cost and net realizable value using the first-in, first-out (FIFO) method.

Barter credits

We value barter credits at the fair market value of the inventory surrendered, as determined by reference to price lists for buying groups and jobber pricing.  We use these credits primarily to pay vendors for purchases (mainly inventory vendors for the purchase of parts, oil and tires) or to purchase other goods or services from the barter company such as advertising.

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

Long-lived assets

We evaluate the ability to recover long-lived assets whenever events or circumstances indicate that the carrying value of the asset may not be recoverable.  In the event assets are impaired, losses are recognized to the extent the carrying value exceeds the fair value.  In addition, we report assets to be disposed at the lower of the carrying amount and the fair market value less costs to sell.

Store opening and closing costs

New store opening costs are charged to expense in the fiscal year when incurred.  When we close a store, the estimated unrecoverable costs, including the remaining lease obligation net of sublease income, if any, are charged to expense.

Leases

Financing Obligations –

We are involved in the construction of leased stores.  In some cases, we are responsible for construction cost overruns or non-standard tenant improvements.  As a result of this involvement, we are deemed the “owner” for accounting purposes during the construction period, requiring us to capitalize the construction costs on our Consolidated Balance Sheet.  Upon completion of the project, we perform a sale-leaseback analysis pursuant to guidance on accounting for leases to determine if we can remove the assets from our Consolidated Balance Sheet.  For some of these leases, we are considered to have “continuing involvement”, which precludes us from derecognizing the assets from our Consolidated Balance Sheet when construction is complete.  In conjunction with these leases, we capitalize the construction costs on our Consolidated Balance Sheet and also record financing obligations representing payments owed to the landlord.  We do not report rent expense for the properties which are owned for accounting purposes.  Rather, rental payments under the lease are recognized as a reduction of the financing obligation and as interest expense.

Since we often assume leases in acquisition transactions, the prior accounting by the seller who was involved in the construction of leased stores passes to us.

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

MONRO, INC. AND SUBSIDIARIES

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

Goodwill and intangible assets

We have a history of growth through acquisitions.  Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.  The carrying value of goodwill is subject to annual impairment reviews in accordance with accounting guidance on goodwill, which we perform in the third quarter of the fiscal year.  Impairment reviews may also be triggered by any significant events or changes in circumstances affecting our business.

We have one reporting unit which encompasses all operations including new acquisitions. We perform a qualitative assessment to determine if it is more likely than not that the fair value is less than the carrying value of goodwill.  The qualitative assessment includes a review of business changes, economic outlook, financial trends and forecasts, growth rates, industry data, market capitalization and other relevant qualitative factors. If the qualitative factors are triggered, we perform a two-step process.  The first step is to compare the fair value of our reporting unit to the book value of our reporting unit. If the fair value is less than its carrying value, the second step of the impairment test must be performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of goodwill with the carrying amount of that goodwill.  If the carrying amount of goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess.  The loss recognized cannot exceed the carrying amount of goodwill.

Intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses and are amortized over their estimated useful lives.  All intangibles and other long-lived assets are reviewed when events or changes in circumstances indicate that the asset’s carrying value may not be recoverable.  If such indicators are present, it is determined whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying amounts.  No such indicators were present in fiscal 2018, 2017 or 2016.

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

As a result of our annual qualitative assessment performed in the third quarter of fiscal 2018, there were no impairments.  There have been no triggering events during the fourth quarter of fiscal 2018.

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

Warranty

We provide an accrual for estimated future warranty costs for parts that we install based upon the historical relationship of warranty costs to sales.  Warranty expense related to all product warranties at and for the fiscal years ended March 2018, 2017 and 2016 was not material to our financial position or results of operations.  See additional discussion of tire road hazard warranty agreements under the “Revenue recognition” section of this footnote.

MONRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We recognized the income tax effects of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) in our fiscal 2018 Consolidated Financial Statements in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, and the accounting generally required to be completed in the reporting period in which the Tax Act was enacted.  Note 7 of the Consolidated Financial Statements provides additional information.

Treasury stock

Treasury stock is accounted for using the par value method.  During the year ended March 26, 2016, Monro’s then Chief Executive Officer surrendered 32,000 shares of Monro’s Common Stock at fair market value to pay the exercise price and the related taxes on the exercise of 89,000 stock options.  Additionally, Monro’s then Executive Chairman surrendered 100,000 shares of Common Stock at fair market value to pay the exercise price and to satisfy tax withholding obligations on the exercise of 150,000 stock options.  There was no activity for the former or current Chief Executive Officer or former Executive Chairman during the years ended March 31, 2018 and March 25, 2017.

Stock-based compensation

We provide stock-based compensation through non-qualified stock options, restricted stock awards and restricted stock units.  We measure compensation cost arising from the grant of share-based payments to an employee at fair value, and recognize such cost in income over the period during which the employee is required to provide service in exchange for the award, usually the vesting period.  The fair value of each option award is estimated on the date of grant primarily using the Black-Scholes option valuation model. The assumptions used to estimate fair value require significant judgment and are subject to change in the future due to factors such as employee exercise behavior, stock price trends, and changes to type or provisions of stock-based awards. Any material change in one or more of these assumptions could have an impact on the estimated fair value of a future award.

The fair value of restricted stock awards and restricted stock units (collectively “restricted stock”) is determined based on the stock price at the date of grant.

The Company is required to estimate forfeitures and only record compensation costs for those awards that are expected to vest. The assumptions for forfeitures were determined based on type of award and historical experience. Forfeiture assumptions are adjusted at the point in time a significant change is identified, with any adjustment recorded in the period of change, and the final adjustment at the end of the requisite service period to equal actual forfeitures.

We recognize compensation expense related to stock options and restricted stock using the straight-line approach.  Option awards and restricted stock generally vest equally over the service period established in the award, typically four years.

Earnings per common share

Basic earnings per common share are calculated by dividing income available to common shareholders, after deducting preferred stock dividends, by the weighted average number of shares of common stock outstanding.  Diluted earnings per common share are calculated by dividing net income by the weighted average number of shares of common stock and equivalents outstanding.  Common stock equivalents represent shares issuable upon the assumed exercise of stock options.

MONRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Prepaid advertising at March 31, 2018 and March 25, 2017, and advertising expense for the fiscal years ended March 2018, 2017 and 2016, were not material to these financial statements.

Vendor rebates and cooperative advertising credits

We account for vendor rebates and cooperative advertising credits as a reduction of the cost of products purchased, except where the rebate or credit is a reimbursement of costs incurred to sell the vendor’s product, in which case it is offset against the costs incurred.

Guarantees

At the time we issue a guarantee, we recognize an initial liability for the fair value, or market value, of the obligation we assume under that guarantee.  Monro has guaranteed certain lease payments, primarily related to franchisees, amounting to $4.4 million.  This amount represents the maximum potential amount of future payments under the guarantees as of March 31, 2018.  The leases are guaranteed through April 2020.  In the event of default by the franchise owner, Monro generally retains the right to assume the lease of the related store, enabling Monro to re-franchise the location or to operate that location as a Company-operated store.  We have recorded a liability related to anticipated defaults under the foregoing leases of $.2 million and $.6 million as of March 31, 2018 and March 25, 2017, respectively.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance for the reporting of revenue from contracts with customers.  This guidance provides guidelines a company will apply to determine the measurement of revenue and timing of when it is recognized.  Additional guidance has subsequently been issued to amend or clarify the reporting of revenue from contracts with customers.  The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017.  Early adoption was permitted, but we did not early adopt this guidance.  We will adopt this guidance in the first quarter of fiscal 2019 using the modified retrospective method.  We expect adoption to impact the deferral of revenue generated by the sale of an extended warranty and to increase footnote disclosures. The guidance will not materially affect our consolidated net earnings, financial position or cash flows.

In February 2016, the FASB issued new accounting guidance related to leases.  This guidance establishes a right of use (“ROU”) model that requires a lessee to record a ROU asset and lease liability on the balance sheet for all leases with terms longer than twelve months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition.  The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years.  Currently the new lease standard to be adopted requires using a modified retrospective transition approach for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.  However, the FASB has proposed an additional transition method, in addition to the existing requirements, to transition to the new lease standard by recognizing a cumulative-effect adjustment to retained earnings in the period of adoption.  Prior periods would not be restated.  We are awaiting finalization of the alternatives for transition to the new standard before deciding upon a method of adoption.  Early adoption is permitted, but we have not early adopted this guidance.  We expect that the new lease standard will have a material impact on our Consolidated Financial Statements.  While we are continuing to assess the effects of adoption, we currently believe the most significant changes relate to the recognition of new ROU assets and lease liabilities on the Consolidated Balance Sheet for real property operating leases as approximately 50% of our store leases and all of our land leases are currently not recorded on our balance sheet.  We expect that substantially all of our operating lease commitments disclosed in Note 11, "Operating Lease and Other Commitments", to the Consolidated Financial Statements will be subject to the new guidance and will be recognized as operating lease liabilities and ROU assets upon adoption.  We do not anticipate any significant changes in the volume of our leasing activity up until the period of adoption.

MONRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In March 2016, the FASB issued new accounting guidance intended to simplify various aspects related to accounting for share-based payments and their presentation in the financial statements. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016.  We adopted this guidance during the first quarter of fiscal 2018. Amendments to this guidance related to accounting for excess tax benefits and tax deficiencies have been adopted prospectively and had an immaterial impact on the Consolidated Statement of Comprehensive Income for fiscal year ended March 31, 2018.  Excess tax benefits related to share-based payments are now included in operating cash flows rather than financing cash flows.  This change has been applied prospectively in accordance with the guidance and prior periods have not been adjusted.  We have previously classified cash paid for tax withholding purposes as a financing activity in the statement of cash flows.  Therefore, there is no change related to this requirement.  The amendments allow for a one-time accounting policy election to either account for forfeitures as they occur or continue to estimate forfeitures as required by current guidance.  We have elected to continue estimating forfeitures through applying a forfeiture rate.

In August 2016, the FASB issued new accounting guidance related to cash flow classification.  This guidance clarifies and provides specific guidance on eight cash flow classification issues that are not addressed by current generally accepted accounting principles (“GAAP”) and thereby reduce the current diversity in practice.  This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017.  Early adoption was permitted, but we did not early adopt this guidance.  This guidance is not expected to have a material impact on our Consolidated Financial Statements.

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

MONRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2018, the FASB issued new accounting guidance related to the reclassification of certain tax effects from accumulated other comprehensive income (AOCI). This guidance allows for the reclassification of the disproportionate tax effects caused by the Tax Act to retained earnings.  Under U.S. GAAP, the effects of tax law changes on deferred tax balances, including adjustments to deferred taxes originally recorded to AOCI, are recorded as a component of income tax expense. Adjusting deferred tax balances related to items originally recorded in AOCI through income tax expense resulted in a remaining AOCI balance that was disproportionate to the amounts that would have been recorded through net income in future periods. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2018.  Early adoption is permitted. We have adopted this guidance in fiscal 2018 and the new guidance allowed us to reclassify $.7 million of disproportionate (or stranded) amounts related to the Tax Act to Retained Earnings.

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

Subsequent Events

On May 13, 2018, we acquired twelve retail tire and automotive repair stores and one retread facility located in Tennessee, as well as four wholesale locations in North Carolina, Tennessee and Virginia from Free Service Tire Company, Inc.  These locations operate under the Free Service Tire name.  The acquisition was financed through our existing credit facility.

On April 1, 2018, we acquired four retail tire and automotive repair stores located in Minnesota from Liberty Auto Group, Inc.  These stores operate under the Car-X name.  The acquisition was financed through our existing credit facility.

Fiscal 2018

During fiscal 2018, we acquired the following businesses for an aggregate purchase price of $22.6 million.  The acquisitions were financed through our existing credit facility.  The results of operations for these acquisitions are included in our financial results from the respective acquisition dates.

•

On March 4, 2018, we acquired seven retail tire and automotive repair stores located in Kentucky, Ohio, Virginia and West Virginia from Appalachian Tire Products, Inc.  These stores operate under the Mr. Tire name.

•	On March 4, 2018, we acquired two retail tire and automotive repair stores located in Illinois from Mattoon Muffler, Inc. and Charleston Muffler, Inc. These stores operate under the Car-X name.

•	On March 4, 2018, we acquired one retail tire and automotive repair store located in Vermont from City Tire Co., Inc. This store operates under the TWC name.

•	On March 1, 2018, we acquired one retail tire and automotive repair store located in Illinois from Devenir Enterprises, Inc. This store operates under the Car-X name.

•	On January 14, 2018, we acquired three retail tire and automotive repair stores located in Pennsylvania from Valley Tire Co., Inc. These stores operate under the Mr. Tire name.

•	On December 17, 2017, we acquired one retail tire and automotive repair store located in Indiana from MLR, Incorporated. This store operates under the Car-X name.

•

On December 10, 2017, we acquired two retail tire and automotive repair stores located in Pennsylvania from TriGar Tire & Auto Service Center, LLC.  One store operates under the Monro name and one store operates under the Mr. Tire name.

MONRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We expensed all costs related to acquisitions during fiscal 2018.  The total costs related to completed acquisitions were $.5 million for the year ended March 31, 2018.  These costs are included in the Consolidated Statements of Comprehensive Income primarily under operating, selling, general and administrative expenses.

Sales and net income for the fiscal 2018 acquired locations totaled $14.8 million and $.1 million, respectively, for the period from acquisition date through March 31, 2018.  The net income of $.1 million includes an allocation of certain traditional corporate related items, including vendor rebates, interest expense and the provision for income taxes.

Supplemental pro forma information for the current or prior reporting periods has not been presented due to the impracticability of obtaining detailed, accurate or reliable data for the periods the acquired entities were not owned by Monro.

MONRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The preliminary fair values of identifiable assets acquired and liabilities assumed were based on preliminary valuation data and estimates. The excess of the net purchase price over the net tangible and intangible assets acquired was recorded as goodwill.  The preliminary allocation of the aggregate purchase price as of March 31, 2018 was as follows:

As of Acquisition Date
(Dollars in thousands)
Inventories	$1,154
Other current assets	219
Property, plant and equipment	9,555
Intangible assets	4,359
Other non-current assets	7
Long-term deferred income tax assets	3,028
Total assets acquired	18,322
Other current liabilities	1,617
Long-term capital leases and financing obligations	13,707
Other long-term liabilities	209
Total liabilities assumed	15,533
Total net identifiable assets acquired	$2,789
Total consideration transferred	$22,614
Less: total net identifiable assets acquired	2,789
Goodwill	$19,825

The following are the intangible assets acquired and their respective fair values and weighted average useful lives.

	As of Acquisition Date
		Weighted
	Dollars	Average
	in thousands	Useful Life
Favorable leases	$2,934	10 years
Customer lists	1,425	7 years
Total	$4,359	9 years

We continue to refine the valuation data and estimates related to inventory, intangible assets, real estate, real property leases and certain liabilities for the fiscal 2018 acquisitions and expect to complete the valuations no later than the first anniversary date of the respective acquisition.  We anticipate that adjustments will continue to be made to the fair values of identifiable assets acquired and liabilities assumed and those adjustments may or may not be material.

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

MONRO, INC. AND SUBSIDIARIES

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

Sales and net loss for the fiscal 2017 acquired locations totaled $104.9 million and approximately ($1.0) million, respectively, for the period from acquisition date through March 25, 2017.  The net loss includes an allocation of certain traditional corporate related items, including vendor rebates, interest expense and the provision for income taxes.

Supplemental pro forma information for the current or prior reporting periods has not been presented due to the impracticability of obtaining detailed, accurate or reliable data for the periods the acquired entities were not owned by Monro.

We finalized the purchase accounting relative to the fiscal 2017 acquisitions during fiscal 2018.  As a result of the final purchase price allocations, certain of the fair value amounts previously estimated were adjusted during the measurement period.  These measurement period adjustments related to updated valuation reports and appraisals received from our external valuation specialists, as well as revisions to internal estimates.  The changes in estimates recorded in fiscal 2018 include an increase in property, plant and equipment of $1.4 million; a decrease in intangible assets of $2.2 million; a decrease in long-term deferred income tax assets of $.3 million; a decrease in other current liabilities of $.1 million; an increase in long-term capital leases and financing obligations of $.2 million; and an increase in total other liabilities of $.1 million.  The measurement period adjustments resulted in an increase to goodwill of $1.3 million.

These adjustments were not material to the Consolidated Statements of Comprehensive Income for the fiscal years ended March 31, 2018 and March 25, 2017.

MONRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have recorded the identifiable assets acquired and liabilities assumed at their values as of their respective acquisition dates (including any measurement prior adjustments), with the remainder recorded as goodwill as follows:

As of Acquisition Date
(Dollars in thousands)
Trade receivables	$7,005
Inventories	18,350
Other current assets	431
Property, plant and equipment	33,392
Intangible assets	19,233
Other non-current assets	174
Long-term deferred income tax assets	9,054
Total assets acquired	87,639
Warranty reserves	561
Other current liabilities	3,772
Long-term capital leases and financing obligations	41,215
Other long-term liabilities	1,228
Total liabilities assumed	46,776
Total net identifiable assets acquired	$40,863
Total consideration transferred	$141,832
Plus: gain on bargain purchase	13
Less: total net identifiable assets acquired	40,863
Goodwill	$100,982

The total consideration of $141.8 million is comprised of $141.7 million in cash, and a $.1 million payable to the sellers of certain acquired businesses.  The payable is being liquidated via equal monthly payments through September 2019.

The following are the intangible assets acquired and their respective fair values and weighted average useful lives.

	As of Acquisition Date
		Weighted
	Dollars	Average
	in thousands	Useful Life
Customer lists	$9,917	13 years
Favorable leases	6,361	14 years
Trade names	2,955	17 years
Total	$19,233	14 years

NOTE 3 – OTHER CURRENT ASSETS

The composition of other current assets is as follows:

	Year Ended Fiscal March
	2018	2017
	(Dollars in thousands)
Vendor rebates and cooperative advertising credits receivable	$16,107	$14,327
Other	21,106	18,312
	$37,213	$32,639

MONRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

The major classifications of property, plant and equipment are as follows:

	March 31, 2018			March 25, 2017
		Assets Under			Assets Under
		Capital Lease/			Capital Lease/
	Assets	Financing		Assets	Financing
	Owned	Obligations	Total	Owned	Obligations	Total
	(Dollars in thousands)
Land	$85,843		$85,843	$83,675		$83,675
Buildings and improvements	232,109	$171,288	403,397	223,566	$147,786	371,352
Equipment, signage and fixtures	242,510		242,510	225,977		225,977
Vehicles	32,380		32,380	28,831		28,831
Construction-in-progress	3,734		3,734	3,164		3,164
	596,576	171,288	767,864	565,213	147,786	712,999
Less - Accumulated depreciation and amortization	304,762	46,433	351,195	282,196	36,169	318,365
	$291,814	$124,855	$416,669	$283,017	$111,617	$394,634

Depreciation expense totaled $44.3 million, $39.5 million and $36.0 million for the fiscal years ended March 2018, 2017 and 2016, respectively.

Amortization expense recorded under capital leases and financing obligations and included in depreciation expense above totaled $12.3 million, $9.5 million and $7.5 million for the fiscal years ended March 2018, 2017 and 2016, respectively.

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill during fiscal 2018 and 2017 were as follows:

Dollars in thousands
Balance at March 26, 2016	$400,132
Fiscal 2017 acquisitions	99,651
Adjustments to fiscal 2016 purchase accounting	1,953
Balance at March 25, 2017	501,736
Fiscal 2018 acquisitions	19,825
Adjustments to fiscal 2017 purchase accounting	1,331
Balance at March 31, 2018	$522,892

The composition of other intangible assets is as follows:

	Year Ended Fiscal March
	2018		2017
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(Dollars in thousands)
Customer lists	$33,832	$19,637	$34,489	$16,372
Favorable leases	27,656	9,470	25,378	7,764
Trade names	20,852	9,644	20,852	8,358
Franchise agreements	7,220	1,713	7,220	1,167
Other intangible assets	590	543	540	530
Total intangible assets	$90,150	$41,007	$88,479	$34,191

Monro’s intangible assets are being amortized over their estimated useful lives.  The weighted average useful lives of Monro’s intangible assets are approximately 10 years for customer lists, 14 years for favorable leases, 14 years for trade names, 13 years for franchise agreements and five years for other intangible assets.

Amortization of intangible assets, excluding amortization of favorable leases included in rent expense, during fiscal 2018, 2017 and 2016 totaled $5.0 million, $5.1 million and $3.8 million, respectively.

MONRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated future amortization of intangible assets is as follows:

	Customer lists/
	Trade names/
	Franchise agreements/	Favorable
Year Ending Fiscal March	Other	Leases
	(Dollars in thousands)
2019	$4,858	$2,207
2020	3,899	2,178
2021	3,184	2,145
2022	2,886	1,995
2023	2,631	1,870

NOTE 6 – LONG-TERM DEBT, CAPITAL LEASES AND FINANCING OBLIGATIONS

Long-term debt, capital leases and financing obligations consist of the following:

	March 31,	March 25,
	2018	2017
	(Dollars in thousands)
Revolving Credit Facility, LIBOR-based (a)	$148,028	$182,297
Note payable, non-interest bearing, due in equal installments through September 2019	80	60
Less – Current portion of long-term debt	(40)	(20)
Long-term debt	$148,068	$182,337
Obligations under capital leases and financing obligations at various interest rates, due in installments through May 2045	$246,169	$228,444
Less – Current portion of capital leases and financing obligations	(18,949)	(15,278)
Long-term capital leases and financing obligations	$227,220	$213,166

_________________

(a)	The London Interbank Offered Rate (LIBOR) at March 31, 2018 was 1.88%.

In January 2016, we entered into a new five-year $600 million revolving credit facility agreement currently with eight banks (the “Credit Facility”).  The Credit Facility replaced our previous revolving credit facility, as amended, which would have expired in December 2017.  Interest only is payable monthly throughout the Credit Facility’s term.  The borrowing capacity for the Credit Facility is up to $600 million, and includes an accordion feature permitting us to request an increase in availability of up to an additional $100 million.  The Credit Facility bears interest at 75 to 175 basis points over LIBOR.  The Credit Facility requires fees payable quarterly throughout the term between .15% and .35% of the amount of the average net availability under the Credit Facility during the preceding quarter.  There was $148.0 million outstanding under the Credit Facility at March 31, 2018.  We were in compliance with all debt covenants as of March 31, 2018.

At March 31, 2018 and March 25, 2017, the interest rate spread paid by the Company was 125 and 100 basis points over LIBOR, respectively.

Within the Credit Facility, we have a sub-facility of $80 million for the purpose of issuing standby letters of credit.  The line requires fees aggregating 87.5 to 187.5 basis points over LIBOR annually of the face amount of each standby letter of credit, payable quarterly in arrears.  There was $29.4 million in an outstanding letter of credit at March 31, 2018.

The net availability under the Credit Facility at March 31, 2018 was $422.6 million.

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

Long-term debt had a carrying amount and a fair value of $148.1 million as of March 31, 2018, as compared to a carrying amount and a fair value of $182.4 million as of March 25, 2017.  The fair value of long-term debt was estimated based on discounted cash flow analyses using either quoted market prices for the same or similar issues, or the current interest rates offered to Monro for debt with similar maturities.

MONRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, we have financed certain store properties with capital leases/financing obligations, which amount to $246.2 million at March 31, 2018 and are due in installments through May 2045.  We also have a $.1 million payable due in equal installments through September 2019 to the sellers of certain acquired businesses at March 31, 2018.

Aggregate debt maturities over the next five years are as follows:

	Capital Leases/
	Financing Obligations
	Aggregate	Imputed	All Other
Year Ending Fiscal March	Amount	Interest	Debt	Total
	(Dollars in thousands)

2019	$37,696	$(18,747)	$40	$18,989
2020	37,890	(17,492)	40	20,438
2021	38,654	(16,005)	148,028	170,677
2022	38,305	(14,285)		24,020
2023	37,795	(12,273)		25,522

NOTE 7 – INCOME TAXES

The components of the provision for income taxes are as follows:

	Year Ended Fiscal March
	2018		2017	2016
	(Dollars in thousands)
Current -
Federal	$20,854		$22,040	$29,202
State	3,180		2,422	2,825
	24,034		24,462	32,027
Deferred -
Federal	15,153		10,120	6,216
State	332		1,136	373
	15,485	(a)	11,256	6,589
Total	$39,519		$35,718	$38,616

_________________

(a)	For fiscal 2018, includes $4.7 million related to the Tax Act.

On December 22, 2017, U.S. President Trump signed the Tax Act into legislation.  The new U.S. tax legislation is subject to a number of provisions, including a reduction of the U.S. federal corporate income tax rate from 35% to 21% (effective January 1, 2018).  Other enacted provisions which may impact Monro include limitations on the deductibility of executive compensation beginning January 1, 2018 and the immediate deduction of the cost of certain capital expenditures from taxable income instead of deducting the costs over time.

Certain aspects of the new legislation would generally require the accounting to be completed in the period of enactment.  However, in response to the complexities of the new legislation, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 118 (SAB 118) to address the application of U.S. GAAP in situations where a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act.  To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.  The ultimate impact may differ from provisional amounts recorded, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, and additional regulatory guidance that may be issued.

MONRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For fiscal 2018, we recorded a net discrete adjustment to income tax expense of approximately $4.7 million primarily from revaluing our net deferred tax assets to reflect the new U.S. federal corporate income tax rate.  We believe this calculation is complete except for deferred taxes related to certain equity compensation arrangements and changes in estimates that can result from finalizing the filing of our 2017 U.S. income tax return, which are not anticipated to be material.  We will complete the accounting for the impacts of the Tax Act during the measurement period, which will not exceed beyond one year from the enactment date.

Deferred tax (liabilities) assets consist of the following:

	March 31,	March 25,
	2018	2017
	(Dollars in thousands)
Goodwill	$(32,290)	$(39,715)
Other	(645)	(968)
Total deferred tax liabilities	(32,935)	(40,683)
Property and equipment	25,056	36,980
Insurance reserves	6,769	11,075
Warranty and other reserves	2,978	4,810
Other	9,607	11,863
Total deferred tax assets	44,410	64,728
Net deferred tax assets	$11,475	$24,045

We have $5.4 million of state net operating loss carryforwards available as of March 31, 2018.  The carryforwards expire in varying amounts through 2038.  Based on all available evidence, we have determined that it is more likely than not that sufficient taxable income of the appropriate character within the carryforward period will exist for the realization of the tax benefits on existing state net operating loss carryforwards.

We believe it is more likely than not that all other future tax benefits will be realized as a result of current and future income.

A reconciliation between the U.S. federal statutory tax rate and the effective tax rate reflected in the accompanying financial statements is as follows:

	Year Ended Fiscal March
	2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Federal income tax based on statutory tax rate applied to income before taxes (a)	$32,692	31.6	$34,035	35.0	$36,897	35.0
State income tax, net of federal income tax benefit	2,218	2.1	2,700	2.8	2,306	2.2
Tax Act (b)	4,707	4.5	—	—	—	—
Other	(98)	—	(1,017)	(1.1)	(587)	(0.6)
	$39,519	38.2	$35,718	36.7	$38,616	36.6

_________________

(a)	For fiscal 2018, represents the blended rate of 35% for 9/12 of the year and 21% for 3/12 of the year.
(b)	Represents the net discrete adjustment to income tax expense from the remeasurement of our net deferred tax assets at the lower U.S. corporate income tax rate.

MONRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a rollforward of Monro’s liability for income taxes associated with unrecognized tax benefits:

Dollars in thousands
Balance at March 28, 2015	$7,495
Tax positions related to current year:
Additions	1,116
Reductions	—
Tax positions related to prior years:
Additions	—
Reductions	(922)
Settlements	—
Lapses in statutes of limitations	(760)
Balance at March 26, 2016	6,929
Tax positions related to current year:
Additions	981
Reductions	—
Tax positions related to prior years:
Additions	66
Reductions	(352)
Settlements	—
Lapses in statutes of limitations	(732)
Balance at March 25, 2017	6,892
Tax positions related to current year:
Additions	447
Reductions	—
Tax positions related to prior years:
Additions	—
Reductions	(342)
Settlements	—
Lapses in statutes of limitations	(788)
Balance at March 31, 2018	$6,209

The total amount of unrecognized tax benefits was $6.2 million and $6.9 million at March 31, 2018 and March 25, 2017, respectively, the majority of which, if recognized, would affect the effective tax rate.

In the normal course of business, Monro provides for uncertain tax positions and the related interest and penalties, and adjusts its unrecognized tax benefits and accrued interest and penalties and, accordingly, we had approximately $.4 million of interest and penalties associated with uncertain tax benefits accrued as of March 31, 2018 and March 25, 2017.

The Company is currently under audit by the Internal Revenue Service for the fiscal 2016 tax year.  It is reasonably possible that the examination phase of the audit may conclude in the next 12 months, and that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns may change from those recorded as liabilities for uncertain tax positions in the Company’s Consolidated Financial Statements as of March 31, 2018.  However, based on the status of the examination, it is not possible to estimate the effect of any such change to previously recorded uncertain tax positions.

We file U.S. federal income tax returns and income tax returns in various state jurisdictions.  Monro’s fiscal 2015 and fiscal 2017 U.S. federal tax years and various state tax years remain subject to income tax examinations by tax authorities.

NOTE 8 – STOCK OWNERSHIP

Holders of at least 60% of the Class C preferred stock must approve any action authorized by the holders of Common Stock.  In addition, there are certain restrictions on the transferability of shares of Class C preferred stock.  In the event of a liquidation, dissolution or winding-up of Monro, the holders of the Class C preferred stock would be entitled to receive $1.50 per share out of the assets of Monro before any amount would be paid to holders of Common Stock.  The conversion value of the Class C convertible preferred stock was $.064 per share at March 31, 2018 and March 25, 2017.

MONRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 – SHARE BASED COMPENSATION

We have a long-term incentive plan whereby eligible employees and non-employee directors may be granted non-qualified service condition stock options, non-qualified market condition stock options, restricted stock awards and restricted stock units.  We grant stock-based awards to continue to attract and retain employees and to better align employees’ interests with those of our shareholders.  Monro issues new shares of Common Stock upon the exercise of stock options. Total stock-based compensation expense included in cost of sales and selling, general and administrative expenses in Monro’s Consolidated Statements of Comprehensive Income for the fiscal years ended March 31, 2018, March 25, 2017 and March 26, 2016 was $2.9 million, $2.5 million and $2.8 million, respectively, and the related income tax benefit for each fiscal year was $1.0 million.  As of March 31, 2018, the total unrecognized compensation expense related to all unvested stock-based awards was $7.5 million and is expected to be recognized over a weighted average period of approximately two years.

Monro currently grants stock option awards and restricted stock under the 2007 Incentive Stock Option Plan (the “2007 Plan”).  The 2007 Plan was authorized by the Board of Directors in June 2007, initially reserving 873,000 shares (as retroactively adjusted for stock splits) of Common Stock for issuance to eligible employees and all non-employee directors.  The 2007 Plan was approved by shareholders in August 2007 and was later amended and restated in August 2017.  At March 31, 2018, there were a total of 5,001,620 shares authorized for grant under the 2007 Plan (as retroactively adjusted for stock splits), including the shares transferred from previous plans.  There were 1,005,670 shares available for grant at March 31, 2018.

Non-Qualified Stock Options

Generally, employee options vest over a four year period, and have a duration of six to ten years.  Outstanding options are exercisable for various periods through March 2024.  Assumptions used to estimate compensation expense are determined as follows:

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

The fair values of the service condition options granted were estimated on the date of their grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended Fiscal March
	2018	2017	2016
Risk-free interest rate	1.78%	1.20%	1.25%
Expected life, in years	4	4	4
Expected volatility	26.1%	25.9%	27.2%
Expected dividend yield	1.49%	1.10%	0.96%

In fiscal 2018, the Company granted 100,000 options with a market condition vesting and such market condition options granted were estimated on the date of their grant using the Monte Carlo option-pricing model with the following weighted-average assumptions:

Year Ended Fiscal March
2018
Risk-free interest rate	1.65%
Expected life, in years	4
Expected volatility	29.4%
Expected dividend yield	1.53%

The weighted average fair value of options granted during fiscal 2018, 2017 and 2016 was $8.84, $12.17 and $13.10, respectively.

MONRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of changes in outstanding stock options is as follows:

	Weighted
	Average
	Exercise	Options
	Price	Outstanding
At March 28, 2015	$34.21	1,518,330
Granted	$62.28	243,410
Exercised	$29.59	(549,141)
Canceled	$50.69	(23,808)
At March 26, 2016	$41.75	1,188,791
Granted	$62.01	232,560
Exercised	$31.61	(485,660)
Canceled	$61.20	(39,347)
At March 25, 2017	$51.67	896,344
Granted	$48.12	546,080
Exercised	$35.00	(170,354)
Canceled	$60.87	(64,092)
At March 31, 2018	$51.95	1,207,978

The total shares exercisable at March 31, 2018, March 25, 2017 and March 26, 2016 were 495,573, 563,109 and 789,422, respectively.  The weighted average exercise price of all shares exercisable at March 31, 2018 was $52.80.

The weighted average contractual term of all options outstanding at March 31, 2018 and March 25, 2017 was 3.8 years and 3.1 years, respectively.  The aggregate intrinsic value of all options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) outstanding at March 31, 2018 and March 25, 2017 was $5.2 million and $4.9 million, respectively.

The weighted average contractual term of all options exercisable at March 31, 2018 and March 25, 2017 was 2.0 years and 2.4 years, respectively.  The aggregate intrinsic value of all options exercisable at March 31, 2018 and March 25, 2017 was $2.2 million and $4.8 million, respectively.

A summary of the status of and changes in nonvested stock options granted is as follows:

		Weighted
		Average
		Grant-Date
		Fair Value
	Options	(per Option)
Non-vested at March 28, 2015	419,729	$9.70
Granted	243,410	$13.10
Vested	(242,841)	$10.38
Canceled	(20,929)	$10.18
Non-vested at March 26, 2016	399,369	$11.26
Granted	232,560	$12.17
Vested	(266,112)	$10.48
Canceled	(32,582)	$12.79
Non-vested at March 25, 2017	333,235	$12.37
Granted	546,080	$8.84
Vested	(119,445)	$12.04
Canceled	(47,465)	$12.53
Non-vested at March 31, 2018	712,405	$9.72

MONRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding at March 31, 2018:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average	Shares	Average
Range of	Shares	Remaining	Exercise	Under	Exercise
Exercise Prices	Under Option	Life	Price	Option	Price
$11.76 - $46.99	118,465	1.03	$35.97	110,965	$35.36
$47.00 - $48.28	442,300	5.36	$47.26	500	$47.30
$48.29 - $57.25	305,718	3.17	$53.19	154,825	$52.67
$57.26 - $75.76	341,495	3.16	$62.48	229,283	$61.34

During the fiscal years ended March 31, 2018, March 25, 2017 and March 26, 2016, the fair value of awards vested under Monro’s stock plans was $1.4 million, $2.8 million and $2.5 million, respectively.

The aggregate intrinsic value is based on Monro’s closing stock price of $53.60, $52.15 and $69.68 as of the last trading day of the periods ended March 31, 2018, March 25, 2017 and March 26, 2016, respectively.  The aggregate intrinsic value of options exercised during the fiscal years ended March 31, 2018, March 25, 2017 and March 26, 2016 was $2.8 million, $13.3 million and $22.3 million, respectively.

Cash received from option exercises under all stock option plans was $4.8 million, $3.5 million and $8.6 million for the fiscal years ended March 31, 2018, March 25, 2017 and March 26, 2016, respectively.  The actual tax benefit realized for the tax deductions from option exercises was $.5 million, $3.5 million and $6.7 million for the fiscal years ended March 31, 2018, March 25, 2017 and March 26, 2016, respectively.

Restricted Stock

Monro issues restricted stock to certain members of senior management as well as non-employee directors of the Company.  Restricted stock units represent shares issued upon vesting in the future whereas restricted stock awards represent shares issued upon grant that are restricted.  The fair value for restricted stock units and restricted stock awards is calculated based on the stock price on the date of grant.  Restricted stock units do not have voting rights but earn dividends during the vesting period.  The recipients of the restricted stock awards have voting rights and earn dividends during the vesting period.  The dividends are paid to the recipient at the time the restricted stock becomes vested.  If the recipient leaves Monro prior to the vesting date for any reason, the shares of restricted stock and the dividends accrued on those shares will be forfeited and returned to Monro.  The restricted stock units and awards vest equally over three or four years.  None of the restricted stock was vested as of March 31, 2018.

The following table summarizes restricted stock activity for the year ended March 31, 2018:

	Shares	Weighted-Average Grant-Date Fair Value per Share	Weighted Average Remaining Vesting Period (in years)
Nonvested as of March 25, 2017	—
Granted	61,875	$47.59
Vested	—
Forfeited	—
Nonvested as of March 31, 2018	61,875	$47.59	2.48

The aggregate intrinsic value is based on Monro’s closing stock price of $53.60 as of the last trading day of the period ended March 31, 2018.  The aggregate intrinsic value of restricted stock during the fiscal year ended March 31, 2018 was $3.3 million.

MONRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 – EARNINGS PER COMMON SHARE

The following is a reconciliation of basic and diluted earnings per common share for the respective years:

	Year Ended Fiscal March
	2018	2017	2016
	(Amounts in thousands, except per share data)
Numerator for earnings per common share calculation:
Net Income	$63,935	$61,526	$66,805
Less: Preferred stock dividends	(368)	(447)	(456)
Income available to common stockholders	$63,567	$61,079	$66,349
Denominator for earnings per common share calculation:
Weighted average common shares, basic	32,767	32,413	32,026
Effect of dilutive securities:
Preferred stock	510	675	760
Stock options	56	213	567
Restricted stock	8	—	—
Weighted average common shares, diluted	33,341	33,301	33,353
Basic earnings per common share:	$1.94	$1.88	$2.07
Diluted earnings per common share:	$1.92	$1.85	$2.00

The computation of diluted earnings per common share for fiscal 2018, 2017 and 2016 excludes the effect of assumed exercise of approximately 1,091,000, 304,000 and 171,000 of stock options, respectively, as the exercise price of these options was greater than the average market value of our common stock for those periods, resulting in an anti-dilutive effect on diluted earnings per common share.

NOTE 11 – OPERATING LEASES

We lease various facilities under non-cancellable lease agreements which expire at various dates through fiscal 2041.  In addition to stated minimum payments, certain real estate leases have provisions for contingent rentals when retail sales exceed specified levels.  Generally, the leases provide for renewal for various periods at stipulated rates.  Most of the facilities’ leases require payment of property taxes, insurance and maintenance costs in addition to rental payments, and several provide an option to purchase the property at the end of the lease term.

In recent years, we have entered into agreements for the sale-leaseback of certain stores.  Realized gains are deferred and are credited to income as rent expense adjustments over the lease terms.  We have lease renewal options under the real estate agreements at projected future fair market values.

Future minimum payments required under non-cancellable leases (including closed stores) are as follows:

		Less -
		Sublease
Year Ending Fiscal March	Leases	Income	Net
	(Dollars in thousands)
2019	$34,363	$(78)	$34,285
2020	30,150	(86)	30,064
2021	25,258	(87)	25,171
2022	20,113	(77)	20,036
2023	14,562	(65)	14,497
Thereafter	35,046	(7)	35,039
Total	$159,492	$(400)	$159,092

Rent expense under operating leases, net of sublease income, totaled $38.9 million, $38.6 million and $36.7 million in fiscal 2018, 2017 and 2016, respectively, including contingent rentals.  Sublease income totaled $.1 million in each of fiscal 2018, 2017 and 2016.

MONRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Effective as of those dates, each company’s Board of Directors approved plan amendments whereby the benefits of each of the defined benefit plans would be frozen and the plans would be closed to new participants.  Prior to these amendments, coverage under the plans began after employees completed one year of service and attained age 21.  Benefits under both plans, and now the merged plan, are based primarily on years of service and employees’ pay near retirement.  The funding policy for Monro’s merged plan is consistent with the funding requirements of U.S. federal law and regulations.  The measurement date used to determine the pension plan measurements disclosed herein is March 31 for both 2018 and 2017.

The funded status of Monro’s defined benefit plan is recognized as an other non-current asset in the Consolidated Balance Sheets as of March 31, 2018 and March 25, 2017, respectively.

The funded status of the plan is set forth below:

	Fiscal March
	2018	2017
	(Dollars in thousands)
Change in Plan Assets:
Fair value of plan assets at beginning of year	$20,702	$19,465
Actual return on plan assets	631	2,309
Benefits paid	(704)	(1,072)
Fair value of plan assets at end of year	20,629	20,702
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	20,405	21,373
Interest cost	796	806
Actuarial loss/(gain)	109	(702)
Benefits paid	(704)	(1,072)
Benefit obligation at end of year	20,606	20,405
Funded status of plan	$23	$297

The projected and accumulated benefit obligations were equivalent at March 31 for both 2018 and 2017.

Amounts recognized in accumulated other comprehensive loss consist of:

	Year Ended
	Fiscal March
	2018	2017
	(Dollars in thousands)
Unamortized transition obligation	$0	$0
Unamortized prior service cost	0	0
Unamortized net loss	5,675	5,117
Total	$5,675	$5,117

Changes in plan assets and benefit obligations recognized in other comprehensive (loss) income consist of:

	Year Ended
	Fiscal March
	2018	2017
	(Dollars in thousands)
Net transition obligation	$0	$0
Prior service cost	0	0
Net actuarial (loss)/income	(558)	2,203
Total	$(558)	$2,203

MONRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pension (income) expense included the following components:

	Year Ended Fiscal March
	2018	2017	2016
	(Dollars in thousands)
Interest cost on projected benefit obligation	$796	$806	$803
Expected return on plan assets	(1,416)	(1,332)	(1,389)
Amortization of unrecognized actuarial loss	336	524	648
Net pension (income) expense	$(284)	$(2)	$62

The weighted-average assumptions used to determine benefit obligations are as follows:

	Year Ended
	Fiscal March
	2018	2017
Discount rate	3.89%	3.98%

The weighted-average assumptions used to determine net periodic pension costs are as follows:

	Year Ended Fiscal March
	2018	2017	2016
Discount rate	3.98%	3.83%	3.69%
Expected long-term return on assets	7.00%	7.00%	7.00%

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

Monro’s asset allocations, by asset category, are as follows at the end of each year:

	March 31,	March 25,
	2018	2017
Cash and cash equivalents	1.3%	1.7%
Fixed income	39.3%	39.7%
Equity securities	59.4%	58.6%
Total	100.0%	100.0%

MONRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  The following table provides fair value measurement information for Monro’s major categories of defined benefit plan assets at March 31, 2018 and March 25, 2017, respectively:

	Fair Value Measurements at March 31, 2018 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Equity securities:
U.S. companies	$8,062	$7,785	$277
International companies	4,186	4,186
Fixed income:
U.S. corporate bonds	7,505		7,505
International bonds	614		614
Cash equivalents	262		262
Total	$20,629	$11,971	$8,658

	Fair Value Measurements at March 25, 2017 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Equity securities:
U.S. companies	$8,296	$7,984	$312
International companies	3,839	3,839
Fixed income:
U.S. corporate bonds	7,902		7,902
International bonds	317		317
Cash equivalents	348		348
Total	$20,702	$11,823	$8,879

There are no required or expected contributions in fiscal 2019 to the plan.

The following pension benefit payments are expected to be paid:

Year Ended
Fiscal March
(Dollars in thousands)
2019	$972
2020	1,006
2021	1,059
2022	1,115
2023	1,149
2024 - 2028	6,068

We have a 401(k)/Profit Sharing Plan that covers full-time employees who meet the age and service requirements of the plan.  The 401(k) salary deferral option was added to the plan during fiscal 2000.  The first employee deferral occurred in March 2000.  We make matching contributions consistent with the provisions of the plan.  Charges to expense for our matching contributions for fiscal 2018, 2017 and 2016 amounted to approximately $1.0 million, $.8 million and $.7 million, respectively.  We may also make annual profit sharing contributions to the plan at the discretion of Monro’s Compensation Committee.

MONRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have a deferred compensation plan (the “Deferred Compensation Plan”) to provide an opportunity for additional tax-deferred savings to a select group of management or highly compensated employees.  The Deferred Compensation Plan permits participants to defer all or any portion of the compensation that would otherwise be payable to them for the calendar year.  In addition, Monro will credit to the participants’ accounts such amounts as would have been contributed to Monro’s 401(k)/Profit Sharing Plan but for the limitations that are imposed under the Internal Revenue Code based upon the participants’ status as highly compensated employees.  We may also make such additional discretionary allocations as are determined by the Compensation Committee.  The Deferred Compensation Plan is an unfunded arrangement and the participants or their beneficiaries have an unsecured claim against the general assets of Monro to the extent of their Deferred Compensation Plan benefits.  We maintain accounts to reflect the amounts owed to each participant.  At least annually, the accounts are credited with earnings or losses calculated on the basis of an interest rate or other formula as determined by Monro’s Compensation Committee.  The total liability recorded in our financial statements at March 31, 2018 and March 25, 2017 related to the Deferred Compensation Plan was approximately $2.1 million.

NOTE 13 – RELATED PARTY TRANSACTIONS

We are currently a party to six leases for certain facilities where the lessor is a former officer of Monro or a family member of such former officer, or such former officer or family member has an interest in entities that are lessors.  The payments under such operating and capital leases amounted to $.8 million, $.8 million and $.7 million for the fiscal years ended March 2018, 2017 and 2016, respectively. These payments are comparable to rents paid to unrelated parties. No amounts were payable at March 31, 2018 or March 25, 2017. No related party leases exist, other than these six leases, and no new leases are contemplated.

For many years, we had a consulting agreement with an investment banking firm associated with a principal shareholder/director of Monro to provide financial advice.  The agreement provided for an annual fee of $.3 million, plus reimbursement of out-of-pocket expenses and we incurred, under this agreement, fees of $.2 million during the year ended March 26, 2016.  Approximately half of all payments made to the investment banking firm under the consulting agreement were paid to another principal shareholder/director of Monro. In addition, this investment banking firm, from time to time, has provided other investment banking services to us for additional fees. During fiscal 2016, with approval by the independent members of the Board of Directors (excluding the Director associated with this firm), we paid additional fees of $1.0 million to this firm in connection with financial and strategic advisory services that were provided related to three unsuccessful acquisitions. In connection with making this payment, the aforementioned consulting agreement was canceled.

NOTE 14 – SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Significant Non-cash Investing and Financing Activities

In connection with the accounting for capital leases and financing obligations, we increased both property, plant and equipment and capital leases and financing obligations by approximately $19.2 million, $14.2 million and $13.3 million for the years ended March 31, 2018, March 25, 2017 and March 26, 2016, respectively.

Interest and Taxes Paid

The following table sets forth the cash paid for interest and income taxes for the years ended March 31, 2018, March 25, 2017 and March 26, 2016:

	Year Ended Fiscal March
	2018	2017	2016
	(Dollars in thousands)
Cash paid during the year:
Interest, net	$25,795	$20,970	$15,687
Income taxes, net	$25,214	$24,778	$25,322

MONRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Commitments

Payments due by period under long-term debt, other financing instruments and commitments are as follows:

		Within	1 to	3 to	After
	Total	1 Year	3 Years	5 Years	5 Years
	(Dollars in thousands)
Principal payments on long-term debt	$148,108	$40	$148,068
Capital lease commitments/financing obligations	246,169	18,949	43,047	$49,542	$134,631
Operating lease commitments	159,092	34,285	55,235	34,533	35,039
Other liabilities	3,533	800	1,600	1,133	—
Total	$556,902	$54,074	$247,950	$85,208	$169,670

We believe that we can fulfill our contractual commitments utilizing our cash flow from operations and, if necessary, bank financing.

Contingencies

On December 13, 2017, the Company settled a litigation matter entitled Ellersick, et.al. v. Monro Muffler Brake, Inc. and Monro Service Corporation (U.S. District Court, Western District of New York), together with related matters, which were first instituted in September 2010, regarding current and former Company technicians and assistant managers who alleged violations of the Fair Labor Standards Act and various state laws relating to, among other things, overtime and unpaid wages.  The settlement amount of $1,950,000 is included within operating, selling, general and administrative expenses in the Company’s Consolidated Financial Statements for fiscal 2018.  Such settlement amount was estimated by the Company to be less than the legal fees and expenses that the Company believed it would have likely incurred in connection with defending such matter during the twelve month period following settlement.

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

NOTE 16 – SUBSEQUENT EVENTS

In May 2018, Monro’s Board of Directors declared a regular quarterly cash dividend of $.20 per common share or common share equivalent to be paid to shareholders of record as of June 4, 2018.  The dividend will be paid on June 14, 2018.

See Note 2 for a discussion of acquisitions subsequent to March 31, 2018.

MONRO, INC. AND SUBSIDIARIES

SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth consolidated statement of income data by quarter for the years ended March 2018 and 2017.  Individual line items summed by quarters may not agree to the annual amounts reported due to rounding.

	Fiscal Quarter Ended
	June	Sept.	Dec.	March
	2017	2017	2017	2018
	(Amounts in thousands, except per share data)
Sales	$278,491	$278,017	$285,730	$285,578
Cost of sales	165,607	170,076	178,743	177,815
Gross profit	112,884	107,941	106,987	107,763
Operating, selling, general and administrative expenses	79,135	74,120	77,688	77,334
Operating income	33,749	33,821	29,299	30,429
Interest expense, net	5,742	6,117	6,138	6,299
Other income, net	(11)	(226)	(99)	(117)
Income before provision for income taxes	28,018	27,930	23,260	24,247
Provision for income taxes	10,433	10,663	11,659	6,765
Net income	$17,585	$17,267	$11,601	$17,482
Basic earnings per share	$0.53	$0.52	$0.35	$0.53
Diluted earnings per share	$0.53	$0.52	$0.35	$0.52
Weighted average number of common shares used in computing earnings per share
Basic	32,704	32,754	32,779	32,822
Diluted	33,292	33,309	33,352	33,417

	Fiscal Quarter Ended
	June	Sept.	Dec.	March
	2016	2016	2016	2017
	(Amounts in thousands, except per share data)
Sales	$235,290	$245,927	$288,283	$252,011
Cost of sales	137,222	145,930	182,683	158,787
Gross profit (a)	98,068	99,997	105,600	93,224
Operating, selling, general and administrative expenses	66,773	68,072	72,526	73,133
Operating income	31,295	31,925	33,074	20,091
Interest expense, net	4,485	4,488	5,261	5,535
Other (income) expense, net	(154)	(126)	(165)	(183)
Income before provision for income taxes	26,964	27,563	27,978	14,739
Provision for income taxes	10,209	10,019	10,412	5,078
Net income	$16,755	$17,544	$17,566	$9,661
Basic earnings per share	$0.52	$0.54	$0.54	$0.29
Diluted earnings per share	$0.50	$0.53	$0.53	$0.29
Weighted average number of common shares used in computing earnings per share
Basic	32,258	32,291	32,466	32,637
Diluted	33,327	33,317	33,292	33,289

_________________

(a)

We have evaluated the principal versus agent accounting guidance in assessing the appropriate presentation for certain transactions primarily related to our fiscal 2017 acquisitions.  We determined agent accounting is appropriate for such transactions and therefore concluded the amounts previously presented on a gross basis should have been recorded on a net basis.  Accordingly, we revised amounts previously recorded in connection with these transactions during the first and second quarters of fiscal 2017.  The revisions resulted in a reduction of sales and cost of sales by equal amounts of $1.6 million and $2.7 million for the first and second quarters of fiscal 2017, respectively.  These revisions did not impact gross profit as previously reported.

Significant fourth quarter adjustments

There were no material, extraordinary, unusual or infrequently occurring items recognized in the fourth quarter of fiscal 2018 or 2017.

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

In conjunction with the close of each fiscal quarter and under the supervision of our Chief Executive Officer and Chief Financial Officer, we conduct an evaluation of the effectiveness of our disclosure controls and procedures.  It is the conclusion of Monro’s Chief Executive Officer and Chief Financial Officer, based upon an evaluation completed as of March 31, 2018, that our disclosure controls and procedures were effective in ensuring that any material information relating to Monro was recorded, processed, summarized and reported to its principal officers to allow timely decisions regarding required disclosures.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that Monro's internal control over financial reporting was effective as of March 31, 2018, the end of our fiscal year.  Management has reviewed the results of its assessment with the Audit Committee of the Board of Directors.  The effectiveness of Monro's internal control over financial reporting as of March 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

Changes in Internal Controls over Financial Reporting

There were no changes in Monro’s internal control over financial reporting during the quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, Monro’s internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning the directors and executive officers of Monro is incorporated herein by reference to the section captioned “Proposal No. 1 – Election of Directors” and “Our Executive Officers”, respectively, in the Proxy Statement.

Information concerning required Section 16(a) disclosure is incorporated herein by reference to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Information concerning Monro’s corporate governance policies and procedures is incorporated herein by reference to the section captioned “Corporate Governance Practices and Policies” in the Proxy Statement.

Monro’s directors and executive officers are subject to the provisions of Monro’s Code of Ethics for All Board Members, Executive Officers and Management Employees, (the “Code”), which is available in the Investor Information section of Monro’s website, www.monro.com.  Changes to the Code and any waivers are also posted on Monro’s website in the Investor Information section.

Item 11. Executive Compensation

Information concerning executive compensation is incorporated herein by reference to the sections captioned “Compensation Discussion and Analysis” and “Executive Compensation” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning Monro’s shares authorized for issuance under its equity compensation plans at March 31, 2018 and security ownership of certain beneficial owners and management is incorporated herein by reference to the section captioned “Security Ownership of Certified Beneficial Owners and Management” in the Proxy Statement.

Information concerning Monro’s common stock that may be issued under equity-based compensation plans is incorporated herein by reference to the section captioned “Equity Compensation Plan Information” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions is incorporated herein by reference to the sections captioned “Board and Committee Independence” and “Certain Relationships and Related Party Transactions” in the Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information concerning Monro’s principal accounting fees and services is incorporated herein by reference to the section captioned “Matters Relating to the Independent Registered Public Accounting Firm” in the Proxy Statement.

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

Exhibits

Agreements accompanying this Form 10-K or incorporated herein by reference as listed below may contain representations, warranties and other provisions that were made, among other things, to provide the parties thereto with specified rights and obligations and to allocate risk among them, and such agreements should not be relied upon by buyers, sellers or holders of Monro’s securities.

INDEX TO EXHIBITS

The following is a list of all exhibits filed herewith or incorporated by reference herein:

Exhibit No.	Document
3.01*

Restated Certificate of Incorporation of the Company, dated July 23, 1991, with Certificate of Amendment, dated November 1, 1991. (Filed in paper form as SEC File No:0-19357, 1992 Form 10-K, Exhibit No. 3.01)

3.01a*	Certificate of Change of the Certificate of Incorporation of the Company, dated January 26, 1996. (August 2004 Form S-3, Exhibit 4.1(b))
3.01b*	Certificate of Amendment to Restated Certificate of Incorporation, dated April 15, 2004. (August 2004 Form S-3, Exhibit No. 4.1(c))
3.01c*	Certificate of Amendment to Restated Certificate of Incorporation, dated October 10, 2007. (2008 Form 10-K, Exhibit 3.01c)
3.01d*	Certificate of Amendment to Restated Certificate of Incorporation, dated August 1, 2012. (2013 Form 10-K, Exhibit 3.01d)
3.01e*	Certificate of Amendment to Restated Certificate of Incorporation, dated August 15, 2017. (August 2017 Form 8-K, Exhibit 3.01e)
3.02*	Amended and Restated By-Laws of the Company, dated August 7, 2012. (December 2012 Form 8-K, Exhibit No. 3.02)
10.01*	2007 Stock Incentive Plan, effective as of June 29, 2007. (May 2008 Form S-8, Exhibit No. 4)**
10.01a*	Amendment No. 1 to the 2007 Stock Incentive Plan, dated August 9, 2007. (May 2008 Form S-8, Exhibit No. 4.1)**
10.01b*	Amendment No. 2 to the 2007 Stock Incentive Plan, dated September 27, 2007. (May 2008 Form S-8, Exhibit No. 4.2)**
10.01c*	Amendment No. 3 to the 2007 Stock Incentive Plan, dated August 10, 2010. (August 2010 Form 8-K, Exhibit No. 10.1)**
10.01d*	Amendment No. 4 to the 2007 Stock Incentive Plan, dated May 16, 2012. (2012 Form 10-K, Exhibit No. 10.01d)**
10.01e*	Amendment No. 5 to the 2007 Stock Incentive Plan, dated June 28, 2013. (2013 Proxy, Exhibit A)**

Exhibit No.	Document
10.01f*	Amendment No. 6 to the 2007 Stock Incentive Plan, dated June 28, 2013. (2014 Form 10-K, Exhibit No. 10.01f)**
10.02*	Amended and Restated 2007 Stock Incentive Plan, dated effective August 15, 2017. (2017 Proxy, Exhibit A)**
10.03*	Monro Muffler Brake, Inc. Deferred Compensation Plan, dated January 1, 2005, and last amended and restated as of January 1, 2015. (2015 Form 10-K, Exhibit No. 10.03) **
10.04*	Monro Muffler Brake, Inc. Retirement Plan, adopted February 1, 1972, and last amended and restated as of April 1, 2013. (2014 Form 10-K, Exhibit No. 10.04) **
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

10.04c*	Amendment No. 3 to April 1, 2013 Restatement to Monro Muffler Brake, Inc. Retirement Plan, dated as of January 30, 2017 and effective as of April 1, 2016. (2017 Form 10-K, Exhibit No. 10.04c)**
10.05*	Monro Muffler Brake, Inc. Profit Sharing Plan, adopted May 1, 1960, and last amended and restated as of December 8, 2014. (2015 Form 10-K, Exhibit No. 10.05)**
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

10.18a*	Amendment No. 1 to Credit Agreement, dated as of August 26, 2016. (September 2016 Form 10-Q, Exhibit No. 10.18a)
10.18b*	Amendment No. 2 to Credit Agreement, dated as of October 3, 2017. (September 2017 Form 10-Q, Exhibit No. 10.18b)
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

10.60*	Lease Agreement, dated as of November 1, 2011, between Monro Service Corporation and the County of Monroe Industrial Development Agency. (2012 Form 10-K, Exhibit No. 10.60)
10.61*	Leaseback Agreement, dated November 1, 2011, between the County of Monroe Industrial Development Agency and Monro Service Corporation. (2012 Form 10-K, Exhibit No. 10.61)
10.67*	Employment Agreement, dated as of August 7, 2012 and effective as of October 1, 2012, between the Company and John W. Van Heel. (August 2012 Form 8-K, Exhibit No. 99.1)**
10.68*	Employment Agreement, dated December 30, 2016 and effective as of January 1, 2017, between the Company and Brian J. D’Ambrosia. (January 2017 Form 8-K, Exhibit No. 10.68)**
10.69*	Employment Agreement, dated February 11, 2014 and effective April 1, 2014, between the Company and Joseph Tomarchio, Jr. (February 2014 Form 8-K, Exhibit No. 99.1)**

Exhibit No.	Document
10.69a*	Amendment to Employment Agreement of Joseph Tomarchio, Jr., dated May 14, 2014 and effective April 1, 2014, between the Company and Joseph Tomarchio, Jr. (May 2014 Form 8-K, Exhibit No. 99.1)**
10.69b*	Letter Agreement, effective April 1, 2017, between the Company and Joseph Tomarchio, Jr., terminating the Employment Agreement, as amended. (2017 Form 10-K, Exhibit No. 10.69b)**
10.70*	Employment Agreement, dated June 28, 2017 and effective August 1, 2017, between the Company and Brett T. Ponton. (June 2017 Form 10-Q, Exhibit No. 10.70)**
10.71*	Agreement, dated June 23, 2017 and effective October 1, 2017, by and between the Company and John W. Van Heel. (June 2017 Form 10-Q, Exhibit No. 10.71)**
10.72*†

Supply Agreement, dated as of August 1, 2012, by and between Ashland Consumer Markets (a commercial business unit of Ashland, Inc.) and Monro Service Corporation (December 2012 Form 10-Q, Exhibit No. 10.72)

10.73*	Supply Agreement, dated June 28, 2017 and effective as of June 1, 2017, by and between Monro Service Corporation and Valvoline LLC. (June 2017 Form 10-Q, Exhibit No. 10.72)
10.74	Employment Agreement, dated March 29, 2018 and effective March 26, 2018, between the Company and Matthew E. Naylor.**
10.77*	Monro Muffler Brake, Inc. Management Incentive Compensation Plan, effective as of June 1, 2002. (2002 Form 10-K, Exhibit No. 10.77)**
10.80*	Agreement, dated January 1, 1997, between The Three Marquees and Mr. Tire, Inc., as predecessor-in-interest to the Company, with respect to Store No. 753. (2004 Form 10-K, Exhibit No. 10.80)
10.80a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 753. (2004 Form 10-K, Exhibit No. 10.80a)
10.80b*

Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by 1746 E. Joppa Road, LLC (formerly known as The Three Marquees), with respect to Store No. 753.  (2004 Form 10-K, Exhibit No. 10.80b)

10.80c*	Renewal Letter, dated March 6, 2006, from the Company to 1746 E. Joppa Road, LLC (formerly known as The Three Marquees), with respect to Store No. 753. (2006 Form 10-K, Exhibit No. 10.80c)
10.80d*	Lease Amendment, dated September 17, 2014, from the Company to 1746 E. Joppa Road, LLC (formerly known as The Three Marquees), with respect to Store No. 753. (2017 Form 10-K, Exhibit No. 10.80d)
10.81*	Agreement, dated April 1, 1998, between 425 Manchester Road, LLC and Mr. Tire, Inc., as predecessor-in-interest to the Company, with respect to Store No. 754. (2004 Form 10-K, Exhibit No. 10.81)
10.81a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 754. (2004 Form 10-K, Exhibit No. 10.81a)
10.81b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by 425 Manchester Road, LLC, with respect to Store No. 754. (2004 Form 10-K, Exhibit No. 10.81b)
10.81c*	Renewal Letter, dated June 8, 2007, from the Company to 425 Manchester Road, LLC, with respect to Store No. 754. (2008 Form 10-K, Exhibit No. 10.81c)
10.81d	Renewal Letter, dated May 30, 2017, from the Company to 425 Manchester Road, LLC, with respect to Store No. 754.
10.82*	Agreement, dated January 1, 1997, between The Three Marquees and Mr. Tire, Inc., as predecessor-in-interest to the Company, with respect to Store No. 756. (2004 Form 10-K, Exhibit No. 10.82)
10.82a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 756. (2004 Form 10-K, Exhibit No. 10.82a)

Exhibit No.	Document
10.82b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by The Three Marquees, with respect to Store No. 756. (2004 Form 10-K, Exhibit No. 10.82b)
10.82c*	Renewal Letter, dated March 6, 2006, from the Company to The Three Marquees, with respect to Store No. 756. (2006 Form 10-K, Exhibit No. 10.82c)
10.82d*	Renewal Letter, dated November 30, 2015, from the Company to The Three Marquees, with respect to Store No. 756. (2016 Form 10-K, Exhibit No. 10.82d)
10.83*	Agreement, dated January 1, 1997, between The Three Marquees and Mr. Tire, Inc., as predecessor-in-interest to the Company, with respect to Store No. 758. (2004 Form 10-K, Exhibit No. 10.83)
10.83a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 758. (2004 Form 10-K, Exhibit No. 10.83a)
10.83b*	Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by The Three Marquees, with respect to Store No. 758. (2004 Form 10-K, Exhibit No. 10.83b)
10.83c*	Renewal Letter, dated March 6, 2006, from the Company to The Three Marquees, with respect to Store No. 758. (2006 Form 10-K, Exhibit No. 10.83c)
10.83d*	Renewal Letter, dated November 30, 2015, from the Company to The Three Marquees, with respect to Store No. 758. (2016 Form 10-K, Exhibit No. 10.83d)
10.84*	Agreement, dated September 2, 1999, between LPR Associates and Mr. Tire, Inc., as predecessor-in-interest to the Company, with respect to Store No. 765. (2004 Form 10-K, Exhibit No. 10.84)
10.84a*	Assignment and Assumption of Lease, dated March 1, 2004, between Mr. Tire, Inc. and the Company, with respect to Store No. 765. (2004 Form 10-K, Exhibit No. 10.84a)
10.84b*

Landlord’s Consent and Estoppel Certificate, dated as of February 27, 2004, by Mt. Airy South Main Street, LLC (formerly known as LPR Associates), with respect to Store No. 765.  (2004 Form 10-K, Exhibit No. 10.84b)

10.84c*	Renewal Letter, dated October 29, 2008, from the Company to Mt. Airy South Main Street, LLC (formerly known as LPR Associates) with respect to Store No. 765. (2009 Form 10-K, Exhibit No. 10.84c)
10.84d*	Renewal Letter, dated December 4, 2013, from the Company to Mt. Airy South Main Street, LLC (formerly known as LPR Associates) with respect to Store No. 765. (2014 Form 10-K, Exhibit No. 10.84d)
21.01	Subsidiaries of the Company.
23.01	Consent of PricewaterhouseCoopers LLP.
24.01	Powers of Attorney.
31.1	Certification of Brett T. Ponton, President and Chief Executive Officer.
31.2	Certification of Brian J. D’Ambrosia, Senior Vice President – Finance and Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101.INS‡—XBRL Instance Document
101.LAB‡—XBRL Taxonomy Extension Label Linkbase
101.PRE‡—XBRL Taxonomy Extension Presentation Linkbase
101.SCH‡—XBRL Taxonomy Extension Schema Linkbase
101.DEF‡—XBRL Taxonomy Extension Definition Linkbase

*

An asterisk "*" following an exhibit number indicates that the exhibit is incorporated herein by reference to an exhibit to one of the following documents:  (1) the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992 ("1992 Form 10-K"); (2) the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2002 (“2002 Form 10-K”); (3) the Company’s Annual Report on Form 10-K for the fiscal year ended March 27, 2004 (“2004 Form 10-K”); (4) the Company’s Registration Statement on Form S-3 (Registration No. 333-118176), filed with the Securities and Exchange Commission on August 12, 2004 (“August 2004 Form S-3”); (5) the Company’s Registration Statement on Form S-8 (Registration No. 333-133044) filed with the Securities and Exchange Commission on April 6, 2006 (“April 2006 Form S-8 for 2003 Plan”); (6) the Company’s Annual Report on Form 10-K for the fiscal year ended March 25, 2006  (“2006 Form 10-K”); (7) the Company’s Annual Report on Form 10-K for fiscal year ended March 29, 2008 (“2008 Form 10-K”); (8) the Company’s Registration Statement on Form S-8 (Registration No. 333-151196) filed with the Securities and Exchange Commission on May 27, 2008 (“May 2008 Form S-8”); (9) the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2009 (“2009 Form 10-K”); (10) the Company’s Current Report on Form 8-K, filed on August 12, 2010 (“August 2010 Form 8-K”); (11) the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012 (“2012 Form 10-K”); (12) the Company’s Current Report on Form 8-K, filed August 9, 2012 (“August 2012 Form 8-K”); (13) the Company’s Current Report on Form 8-K, filed on December 20, 2012 (“December 2012 Form 8-K”); (14) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2012 (“December 2012 Form 10-Q”); (15) the Company’s Current Report on Form 8-K, filed February 11, 2014 (“February 2014 Form 8-K”); (16) the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2013 (“2013 Form 10-K”); (17) the Company’s Definitive Proxy Statement on Form DEF14A, filed June 10, 2013 (“2013 Proxy”); (18) the Company’s Current Report on Form 8-K, filed May 20, 2014 (“May 2014 Form 8-K”); (19) the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2014 (“2014 Form 10-K”); (20) the Company’s Current Report on Form 8-K, filed August 29, 2014 (“August 2014 Form 8-K”); (21) the Company’s Current Report on Form 8-K, filed May 27, 2015 (“May 2015 Form 8-K”); (22) the Company’s Annual Report on Form 10-K, for the fiscal year ended March 28, 2015 (“2015 Form 10-K”); (23) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 26, 2015 (“December 2015 Form 10-Q”); (24) the Company’s Current Report on Form 8-K, filed January 28, 2016 (“January 2016 Form 8-K”); (25) the Company’s Annual Report on Form 10-K for the fiscal year ended March 26, 2016 (the “2016 Form 10-K); (26) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 24, 2016 (“September 2016 Form 10-Q”); (27) the Company’s Current Report on Form 8-K, filed January 4, 2017 (“January 2017 Form 8-K”); (28) the Company’s Annual report on Form 10-K for the fiscal year ended March 25, 2017 (“2017 Form 10-K”); (29) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 24, 2017 (“June 2017 Form 10-Q”); (30) the Company’s Definitive Proxy Statement on Form DEF14A, filed July 17, 2017 (“2017 Proxy”); (31) the Company’s Current Report on Form 8-K, filed August 21, 2017 (“August 2017 Form 8-K”); and (32) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 23, 2017 (“September 2017 Form 10-Q”). The appropriate document and exhibit number are indicated in parentheses.

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

MONRO, INC.
(Registrant)

By:	/s/ Brett T. Ponton
Brett T. Ponton
Chief Executive Officer and President

Date: May 30, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Brett T. Ponton	Chief Executive Officer, President	May 30, 2018
Brett T. Ponton	and Director (Principal Executive Officer)

/s/ Brian J. D’Ambrosia	Senior Vice President-Finance,	May 30, 2018
Brian J. D’Ambrosia	Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

/s/ Robert E. Mellor*	Chairman of the Board, Director	May 30, 2018
Robert E. Mellor

/s/ John L. Auerbach*	Director	May 30, 2018
John L. Auerbach

/s/ Frederick M. Danziger*	Director	May 30, 2018
Frederick M. Danziger

/s/ Donald Glickman*	Director	May 30, 2018
Donald Glickman

/s/ Lindsay N. Hyde*	Director	May 30, 2018
Lindsay N. Hyde

/s/ Stephen C. McCluski*	Director	May 30, 2018
Stephen C. McCluski

/s/ Peter J. Solomon*	Director	May 30, 2018
Peter J. Solomon

* By: /s/ Brett T. Ponton
Brett T. Ponton, as Attorney-in-Fact