Form 10-Q
period 2018-06-30
MONRO, INC.
filed 2018-08-09
CIK 876427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

____________________________________________________________

FORM 10-Q

____________________________________________________________

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018.

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

As of July 27, 2018, 32,885,752 shares of the registrant's common stock, par value $ .01 per share, were outstanding.

MONRO, INC.

MONRO, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MONRO, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	March 31,
	2018	2018
	(Dollars in thousands)
Assets
Current assets:
Cash and equivalents	$12,662	$1,909
Trade receivables	16,979	11,582
Federal and state income taxes receivable	728	4,185
Inventories	158,049	152,367
Other current assets	38,473	37,213
Total current assets	226,891	207,256
Property, plant and equipment	785,731	767,864
Less - Accumulated depreciation and amortization	(360,858)	(351,195)
Net property, plant and equipment	424,873	416,669
Goodwill	533,507	522,892
Intangible assets	55,877	49,143
Other non-current assets	10,681	10,997
Long-term deferred income tax assets	10,454	11,475
Total assets	$1,262,283	$1,218,432
Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt, capital leases and financing obligations	$20,128	$18,989
Trade payables	90,683	84,568
Accrued payroll, payroll taxes and other payroll benefits	25,917	20,197
Accrued insurance	37,383	36,739
Warranty reserves	12,354	12,381
Other current liabilities	20,957	21,131
Total current liabilities	207,422	194,005
Long-term debt	158,040	148,068
Long-term capital leases and financing obligations	232,625	227,220
Accrued rent expense	4,183	4,530
Other long-term liabilities	13,604	14,141
Long-term income taxes payable	2,190	1,992
Total liabilities	618,064	589,956
Commitments and contingencies
Shareholders' equity:
Class C Convertible Preferred Stock, $1.50 par value, $.064 conversion value, 150,000 shares authorized; 21,802 shares issued and outstanding	33	33
Common Stock, $.01 par value, 65,000,000 shares authorized; 39,204,404 and 39,166,392 shares issued at June 30, 2018 and March 31, 2018, respectively	392	392
Treasury Stock, 6,337,747 and 6,330,008 shares at June 30, 2018 and March 31, 2018, respectively, at cost	(107,008)	(106,563)
Additional paid-in capital	201,883	199,576
Accumulated other comprehensive loss	(4,325)	(4,248)
Retained earnings	553,244	539,286
Total shareholders' equity	644,219	628,476
Total liabilities and shareholders' equity	$1,262,283	$1,218,432

The accompanying notes are an integral part of these financial statements.

MONRO, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Quarter Ended
	Fiscal June
	2018	2017
	(Dollars in thousands,
	except per share data)
Sales	$295,811	$278,491
Cost of sales, including distribution and occupancy costs	178,573	165,607
Gross profit	117,238	112,884
Operating, selling, general and administrative expenses	84,166	79,135
Operating income	33,072	33,749
Interest expense, net of interest income	6,580	5,742
Other income, net	(227)	(11)
Income before provision for income taxes	26,719	28,018
Provision for income taxes	6,075	10,433
Net income	20,644	17,585
Other comprehensive loss, net of tax:
Changes in pension, net of tax benefit	(77)	(50)
Comprehensive income	$20,567	$17,535
Earnings per share:
Basic	$.63	$.53
Diluted	$.62	$.53
Weighted average number of common shares outstanding used in computing earnings per share:
Basic	32,853	32,704
Diluted	33,457	33,292

The accompanying notes are an integral part of these financial statements.

MONRO, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(UNAUDITED)

(Dollars and shares in thousands)

	Class C Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Total
Balance at March 31, 2018	22	$33	39,166	$392	6,330	$(106,563)	$199,576	$(4,248)	$539,286	$628,476
Net income									20,644	20,644
Other comprehensive loss:
Pension liability adjustment ($101) pre-tax								(77)		(77)
Cash dividends (1): Preferred									(102)	(102)
Common									(6,572)	(6,572)
Dividend payable									(12)	(12)
Exercise of stock options			38	—	8	(445)	1,223			778
Stock-based compensation							1,084			1,084
Balance at June 30, 2018	22	$33	39,204	$392	6,338	$(107,008)	$201,883	$(4,325)	$553,244	$644,219

(1)	First quarter fiscal year 2019 dividend payment of $.20 per common share or common share equivalent paid on June 14, 2018.

The accompanying notes are an integral part of these financial statements.

MONRO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Quarter Ended
	Fiscal June
	2018	2017
	(Dollars in thousands)
	Increase (Decrease) in Cash
Cash flows from operating activities:
Net income	$20,644	$17,585
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	13,227	11,839
Loss (gain) on disposal of assets	397	(121)
Stock-based compensation expense	1,084	488
Net change in deferred income taxes	2,082	2,190
Change in operating assets and liabilities (excluding acquisitions):
Trade receivables	(3,562)	(896)
Inventories	2,275	(3,300)
Other current assets	(1,465)	(2,398)
Other non-current assets	887	997
Trade payables	6,115	12,113
Accrued expenses	5,756	(5,149)
Federal and state income taxes payable	3,457	7,910
Other long-term liabilities	(924)	(45)
Long-term income taxes payable	198	228
Total adjustments	29,527	23,856
Net cash provided by operating activities	50,171	41,441
Cash flows from investing activities:
Capital expenditures	(11,440)	(6,736)
Acquisitions, net of cash acquired	(27,518)	(3,971)
Proceeds from the disposal of assets	303	93
Net cash used for investing activities	(38,655)	(10,614)
Cash flows from financing activities:
Proceeds from borrowings	108,668	80,310
Principal payments on long-term debt, capital leases
and financing obligations	(103,535)	(108,250)
Exercise of stock options	778	653
Dividends paid	(6,674)	(5,982)
Net cash used for financing activities	(763)	(33,269)
Increase (decrease) in cash	10,753	(2,442)
Cash at beginning of period	1,909	8,995
Cash at end of period	$12,662	$6,553

The accompanying notes are an integral part of these financial statements.

MONRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Condensed Consolidated Financial Statements

The consolidated balance sheets as of June 30, 2018 and March 31, 2018, the consolidated statements of comprehensive income and cash flows for the quarters ended June 30, 2018 and June 24, 2017, and the consolidated statement of changes in shareholders’ equity for the quarter ended June 30, 2018, include financial information for Monro, Inc. and its wholly-owned subsidiaries, Monro Service Corporation and Car-X, LLC (collectively, “Monro,” “we,” “us,” “our”).  These unaudited, condensed consolidated financial statements have been prepared by Monro.  We believe all known adjustments (consisting of normal recurring accruals or adjustments) have been made to fairly state the financial position, results of operations and cash flows for the unaudited periods presented.

Interim results are not necessarily indicative of results for a full year.  The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

We report our results on a 52/53 week fiscal year with the fiscal year ending on the last Saturday in March of each year.  The following are the dates represented by each fiscal period reported in these condensed financial statements:

“Quarter Ended Fiscal June 2018”	April 1, 2018 – June 30, 2018 (13 weeks)
“Quarter Ended Fiscal June 2017”	March 26, 2017 – June 24, 2017 (13 weeks)

Fiscal 2019, ending March 30, 2019, is a 52 week year.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance for the reporting of revenue from contracts with customers.  This guidance provides guidelines a company will apply to determine the measurement of revenue and timing of when it is recognized.  Additional guidance has subsequently been issued to amend or clarify the reporting of revenue from contracts with customers.  The guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017.  Early adoption was permitted.  We adopted this guidance and all related amendments during the first quarter of fiscal 2019 using the modified retrospective approach.  The adoption of the guidance did not have a material impact on our Consolidated Financial Statements.  See Note 7 for additional information.

In February 2016, the FASB issued new accounting guidance related to leases.  This guidance establishes a right of use (“ROU”) model that requires a lessee to record a ROU asset and lease liability on the balance sheet for all leases with terms longer than twelve months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition.  The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years.  Additional guidance has subsequently been issued in order to provide an additional transition method as well as an additional practical expedient to be available upon adoption.  We are required to adopt the new lease guidance utilizing one of two methods: retrospective restatement for each reporting period presented at time of adoption, or a modified retrospective approach with the cumulative effect of initially applying this guidance recognized at the date of initial application.  Under the modified retrospective approach, prior periods would not be restated.  Early adoption is permitted, but we have not early adopted this guidance.  We expect that the new lease standard will have a material impact on our Consolidated Financial Statements.  While we are continuing to assess the effects of adoption, we currently believe the most significant changes relate to the recognition of new ROU assets and lease liabilities on the Consolidated Balance Sheet for real property operating leases as approximately 50% of our store leases and all of our land leases are currently not recorded on our balance sheet.  We expect that substantially all of our operating lease commitments will be subject to the new guidance and will be recognized as operating lease liabilities and ROU assets upon adoption.  Absent potential acquisitions, we do not anticipate any significant changes in the volume of our leasing activity until the period of adoption.

MONRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2016, the FASB issued new accounting guidance related to cash flow classification.  This guidance clarifies and provides specific guidance on eight cash flow classification issues that are not addressed by current generally accepted accounting principles (“GAAP”) and thereby reduce the current diversity in practice.  This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017.  Early adoption was permitted.  We adopted this guidance during the first quarter of fiscal 2019.  The adoption of the guidance did not have a material impact on our Consolidated Financial Statements.

In January 2017, the FASB issued new accounting guidance which clarifies the definition of a business, particularly when evaluating whether transactions should be accounted for as acquisitions or dispositions of assets or businesses.  This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017.  Early adoption was permitted for certain transactions.  We adopted this guidance during the first quarter of fiscal 2019.  The adoption of the guidance did not have a material impact on our Consolidated Financial Statements.

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

In March 2017, the FASB issued accounting guidance that amends how employers present the net benefit cost in the income statement.  The new guidance requires employers to disaggregate and present separately the current service cost component from the other components of the net benefit cost within the Consolidated Statement of Comprehensive Income.  This guidance is effective for fiscal years and interim periods beginning after December 15, 2017, and should be applied retrospectively.  Early adoption was permitted.  We adopted this guidance during the first quarter of fiscal 2019.  The adoption of this guidance did not have a material impact on our Consolidated Financial Statements.

In May 2017, the FASB issued new accounting guidance which clarifies when to account for a change to the terms or conditions of a share based payment award as a modification.  Under this guidance, modification is required only if the fair value, the vesting conditions, or the classification of an award as equity or liability changes as a result of the change in terms or conditions.  This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017.  Early adoption was permitted.  We adopted this guidance during the first quarter of fiscal 2019.  The adoption of this guidance did not have a material impact on our Consolidated Financial Statements.

In June 2018, the FASB issued new accounting guidance that amends the accounting for nonemployee share-based awards.  Under the new guidance, the existing guidance related to the accounting for employee share-based awards will apply to nonemployee share-based transactions, with certain exceptions.  This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2018.  Early adoption is permitted.  We are currently evaluating the potential impact of the adoption of this guidance on our Consolidated Financial Statements.

Other recent authoritative guidance issued by the FASB (including technical corrections to the Accounting Standards Codification) and the Securities and Exchange Commission did not, or are not expected to have a material effect on our Consolidated Financial Statements.

Guarantees

At the time we issue a guarantee, we recognize an initial liability for the fair value, or market value, of the obligation we assume under that guarantee.  Monro has guaranteed certain lease payments, primarily related to franchisees, amounting to $3.1 million.  This amount represents the maximum potential amount of future payments under the guarantees as of June 30, 2018.  The leases are guaranteed through April 2020.  In the event of default by the franchise owner, Monro generally retains the right to assume the lease of the related store, enabling Monro to re-franchise the location or to operate that location as a Company-operated store.  We have recorded a liability related to anticipated defaults under the foregoing leases of $.1 million and $.2 million as of June 30, 2018 and March 31, 2018, respectively.

MONRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Subsequent Events

We have signed definitive asset purchase agreements to complete the acquisition of 12 retail/commercial tire and automotive repair stores located primarily within our existing markets.  These transactions are expected to close during the second quarter of fiscal 2019 and are expected to be financed through our existing credit facility.

On July 15, 2018, we acquired one retail tire and automotive repair store located in Pennsylvania from Mayfair Tire & Service Center, Inc.  This store operates under the Mr. Tire name.  The acquisition was financed through our existing credit facility.

On July 8, 2018, we acquired eight retail tire and automotive repair stores in Missouri from Sawyer Tire, Inc.  These stores operate under the Car-X name.  The acquisition was financed through our existing credit facility.

Fiscal 2019

During the first quarter of fiscal 2019, we acquired the following businesses for an aggregate purchase price of $27.3 million.  The acquisitions were financed through our existing credit facility.  The results of operations for these acquisitions are included in our financial results from the respective acquisition dates.

•

On May 13, 2018, we acquired 12 retail/commercial tire and automotive repair stores and one retread facility located in Tennessee, as well as four wholesale locations in North Carolina, Tennessee and Virginia, from Free Service Tire Company, Incorporated.  These locations operate under the Free Service Tire name.

•	On April 1, 2018, we acquired four retail tire and automotive repair stores located in Minnesota from Liberty Auto Group, Inc. These stores operate under the Car-X name.

These acquisitions resulted in goodwill related to, among other things, growth opportunities, synergies and economies of scale expected from combining these businesses with ours, as well as unidentifiable intangible assets.  All of the goodwill is expected to be deductible for tax purposes.  We have recorded finite-lived intangible assets at their estimated fair value related to customer lists, favorable leases and a trade name.

We expensed all costs related to acquisitions in the quarter ended June 30, 2018.  The total costs related to completed acquisitions were $.2 million for the quarter ended June 30, 2018.  These costs are included in the Consolidated Statements of Comprehensive Income primarily under operating, selling, general and administrative expenses.

Sales for the fiscal 2019 acquired entities for the quarter ended June 30, 2018 totaled $5.4 million for the period from acquisition date through June 30, 2018.

Supplemental pro forma information for the current or prior reporting periods has not been presented due to the impracticability of obtaining detailed, accurate or reliable data for the periods the acquired entities were not owned by Monro.

MONRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The preliminary fair values of identifiable assets acquired and liabilities assumed were based on preliminary valuations and estimates.  The excess of the net purchase price over net identifiable assets acquired was recorded as goodwill.  The preliminary allocation of the aggregate purchase price as of June 30, 2018 was as follows:

As of Acquisition Date
(Dollars in thousands)
Trade receivables	$1,834
Inventories	7,949
Other current assets	138
Property, plant and equipment	5,015
Intangible assets	8,677
Long-term deferred income tax assets	1,036
Total assets acquired	24,649
Warranty reserves	115
Other current liabilities	985
Long-term capital leases and financing obligations	6,320
Other long-term liabilities	189
Total liabilities assumed	7,609
Total net identifiable assets acquired	$17,040
Total consideration transferred	$27,313
Less: total net identifiable assets acquired	17,040
Goodwill	$10,273

The following are the intangible assets acquired and their respective fair values and weighted average useful lives:

	As of Acquisition Date
	Dollars in thousands	Weighted Average Useful Life
Customer lists	$7,047	15 years
Favorable leases	1,230	10 years
Trade name	400	2 years
Total	$8,677	14 years

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

MONRO, INC.

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

We have recorded the identifiable assets acquired and liabilities assumed at their fair values as of their respective acquisition dates (including any measurement period adjustments), with the remainder recorded as goodwill as follows:

As of Acquisition Date
(Dollars in thousands)
Inventories	$181
Other current assets	20
Property, plant and equipment	1,295
Intangible assets	436
Other non-current assets	7
Long-term deferred income tax assets	625
Total assets acquired	2,564
Warranty reserves	29
Other current liabilities	252
Long-term capital leases and financing obligations	2,482
Other long-term liabilities	22
Total liabilities assumed	2,785
Total net identifiable liabilities assumed	$(221)
Total consideration transferred	$3,728
Less: total net identifiable liabilities assumed	(221)
Goodwill	$3,949

The following are the intangible assets acquired and their respective fair values and weighted average useful lives:

	As of Acquisition Date
	Dollars in thousands	Weighted Average Useful Life
Favorable leases	$270	10 years
Customer lists	166	7 years
Total	$436	9 years

As a result of the updated purchase price allocations for the entities acquired during the fiscal year ended March 31, 2018, certain of the fair value amounts previously estimated were adjusted during the measurement period.  These measurement period adjustments related to updated valuation reports and appraisals received from our external valuation specialists, as well as revisions to internal estimates.  The changes in estimates include a decrease in inventories of $.1 million and a decrease in property, plant and equipment of $.2 million.  The measurement period adjustments resulted in an increase of goodwill of $.3 million.

The measurement period adjustments were not material to the Consolidated Statement of Comprehensive Income for the quarter ended June 24, 2017.

MONRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We continue to refine the valuation data and estimates primarily related to inventory, road hazard warranty, intangible assets, real estate, and real property leases for fiscal 2018 acquisitions which closed subsequent to June 24, 2017 and the fiscal 2019 acquisitions, and expect to complete the valuations no later than the first anniversary date of the respective acquisition.  We anticipate that adjustments will continue to be made to the fair values of identifiable assets acquired and liabilities assumed and those adjustments may or may not be material.

Note 3 – Earnings per Common Share

Basic earnings per common share amounts are computed by dividing income available to common shareholders, after deducting preferred stock dividends, by the average number of common shares outstanding.  Diluted earnings per common share amounts assume the issuance of common stock for all potentially dilutive equivalent securities outstanding.

The following is a reconciliation of basic and diluted earnings per common share for the respective periods:

	Quarter Ended
	Fiscal June
	2018	2017
	(Dollars in thousands,
	except per share data)
Numerator for earnings per common share calculation:
Net income	$20,644	$17,585
Less: Preferred stock dividends	(102)	(92)
Income available to common stockholders	$20,542	$17,493
Denominator for earnings per common share calculation:
Weighted average common shares, basic	32,853	32,704
Effect of dilutive securities:
Preferred stock	510	510
Stock options	68	78
Restricted stock	26	—
Weighted average number of common shares, diluted	33,457	33,292
Basic earnings per common share:	$.63	$.53
Diluted earnings per common share:	$.62	$.53

The computation of diluted earnings per common share excludes the effect of the assumed exercise of approximately 486,000 and 655,000 stock options for the three months ended fiscal June 30, 2018 and June 24, 2017, respectively.  Such amounts were excluded as the exercise price of these stock options was greater than the average market value of our common stock for those periods, resulting in an anti-dilutive effect on diluted earnings per common share.

Note 4 – Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law.  The Tax Act significantly changes U.S. corporate income taxes.  Additionally, in December 2017, the SEC issued guidance related to the income tax accounting implications of the Tax Act.  This guidance provides a measurement period, which extends no longer than one year from the enactment date of the Tax Act, during which a company may complete its accounting for the income tax accounting implications of the Tax Act.  In accordance with this guidance, we recorded a provisional net tax expense adjustment for the year ended March 31, 2018.  See Note 7 of our Consolidated Financial Statements included in our 2018 Annual Report on Form 10-K for further information.

We did not record any material adjustments to this provisional amount for the three months ended June 30, 2018.  However, as we complete our analysis of the Tax Act and incorporate additional guidance that may be issued by the U.S. Treasury Department, the IRS and other standard-setting bodies, we may adjust the recorded provisional amounts in subsequent reporting periods.  Those adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made.

In the normal course of business, we provide for uncertain tax positions and the related interest and penalties, and adjust our unrecognized tax benefits and accrued interest and penalties accordingly.  The total amounts of unrecognized tax benefits were $6.4 million and $6.2 million at June 30, 2018 and March 31, 2018, respectively, the majority of which, if recognized, would affect our effective tax rate.  Additionally, we have accrued interest and penalties related to unrecognized tax benefits of approximately $.4 million as of June 30, 2018 and March 31, 2018.

MONRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We file U.S. federal income tax returns and income tax returns in various state jurisdictions.  Our fiscal 2015 and fiscal 2017 U.S. federal tax years and various state tax years remain subject to income tax examinations by tax authorities.  We are currently under audit by the Internal Revenue Service for the fiscal 2016 tax year.

Note 5 – Fair Value

Long-term debt had a carrying amount and a fair value of $158.1 million as of June 30, 2018, as compared to a carrying amount and a fair value of $148.1 million as of March 31, 2018.  The fair value of long-term debt was estimated based on discounted cash flow analyses using either quoted market prices for the same or similar issues, or the current interest rates offered to Monro for debt with similar maturities.

Note 6 – Cash Dividend

In May 2018, our Board of Directors declared its intention to pay a regular quarterly cash dividend during fiscal 2019 of $.20 per common share or common share equivalent beginning with the first quarter of fiscal 2019.  We paid dividends of $6.7 million during the three months ended June 30, 2018.  However, the declaration of and any determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, compliance with charter and credit facility restrictions, and such other factors as the Board of Directors deems relevant.

Note 7 – Revenues

Automotive undercar repair, tire sales and tire services represent the vast majority of our revenues.  We also earn revenue from the sale of tire road hazard warranty agreements as well as commissions earned from the delivery of tires on behalf of certain tire vendors.

Revenue from automotive undercar repair, tire sales and tire services is recognized at the time the customers take possession of their vehicle or merchandise.  For sales to certain customers that are financed through the offering of credit on account, payment terms are established for customers based on our pre-established credit requirements.  Payment terms vary depending on the customer and generally range from 15 to 45 days.  Based on the nature of receivables, no significant financing components exist.  Sales are recorded net of discounts, sales incentives and rebates, sales taxes and estimated returns and allowances.  We estimate the reduction to sales and cost of sales for returns based on current sales levels and our historical return experience.  Such amounts are immaterial to our Consolidated Financial Statements.

Revenue from the sale of tire road hazard warranty agreements (included in the Tires product group in the table below) is initially deferred and is recognized over the contract period as costs are expected to be incurred in performing such services, typically 21 to 36 months.

Under various arrangements, we receive from certain tire vendors a delivery commission and reimbursement for the cost of the tire that we may deliver to customers on behalf of the tire vendor.  The commission we earn from these transactions is as an agent and the net amount retained is recorded as sales. (Included in the Tires product group in the table below.)

The following table summarizes disaggregated revenue by product group:

	Quarter Ended
	Fiscal June
	2018	2017
	(Dollars in thousands)
Revenues:
Brakes	$42,748	$38,555
Exhaust	7,076	6,934
Steering	25,059	23,854
Tires	141,103	132,509
Maintenance	79,010	75,722
Other	815	917
Total	$295,811	$278,491

Note 8 – Subsequent Events

See Note 2 for a discussion of acquisitions subsequent to June 30, 2018.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including (without limitation) statements made in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain statements of future expectations and other forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995.  When used in this Quarterly Report on Form 10-Q, the words “anticipates,” “believes,” “contemplates,” “expects,” “see,” “could,” “may,” “estimate,” “appear,” “intend,” “plans” and variations thereof and similar expressions, are intended to identify forward-looking statements.  Forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed.  These factors include, but are not necessarily limited to, product demand, dependence on and competition within the primary markets in which Monro’s stores are located, the need for and costs associated with store renovations and other capital expenditures, the effect of economic conditions, seasonality, the impact of weather conditions and natural disasters, the impact of competitive services and pricing, parts supply restraints or difficulties, our dependence on vendors, including foreign vendors, changes in U.S. or foreign trade policies, industry regulation, risks relating to leverage and debt service (including sensitivity to fluctuations in interest rates), continued availability of capital resources and financing, advances in automotive technology, disruption or unauthorized access to our computer systems, risks relating to protection of customer and employee personal data, business interruptions, risks relating to litigation, risks relating to integration of acquired businesses, including goodwill impairment and the risks set forth in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.  Except as required by law, we do not undertake and specifically disclaim any obligation to update any forward-looking statement to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.  References to fiscal 2019 and fiscal 2018 in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to our fiscal years ending March 30, 2019 and March 31, 2018, respectively.

Results of Operations

The following table sets forth income statement data of Monro expressed as a percentage of sales for the fiscal periods indicated:

	Quarter Ended
	Fiscal June
	2018	2017
Sales	100.0%	100.0%
Cost of sales, including distribution and occupancy costs	60.4	59.5
Gross profit	39.6	40.5
Operating, selling, general and administrative expenses	28.5	28.4
Operating income	11.2	12.1
Interest expense, net of interest income	2.2	2.1
Other income, net	(.1)	—
Income before provision for income taxes	9.0	10.1
Provision for income taxes	2.1	3.7
Net income	7.0%	6.3%

First Quarter Ended June 30, 2018 as Compared to First Quarter Ended June 24, 2017

Sales were $295.8 million for the quarter ended June 30, 2018 as compared with $278.5 million for the quarter ended June 24, 2017.  The sales increase of $17.3 million, or 6.2%, was due to an increase of $14.4 million related to new stores, of which $9.7 million came from the fiscal 2019 and fiscal 2018 acquisitions.  Additionally, comparable store sales increased by 1.9%.  Partially offsetting this was a decrease in sales from closed stores amounting to $2.1 million.  There were 90 selling days in the quarter ended June 30, 2018 and in the quarter ended June 24, 2017.

At June 30, 2018, we had 1,164 Company-operated stores and 98 franchised locations as compared with 1,119 Company-operated stores and 114 franchised locations at June 24, 2017.  At March 31, 2018, we had 1,150 Company-operated stores and 102 franchised locations.  During the quarter ended June 30, 2018, we added 19 Company-operated stores (including four purchased from an existing franchisee) and closed five stores.

Comparable store sales for the brakes category for the quarter ended June 30, 2018 increased by approximately 7% from the prior year quarter, and comparable store sales for tires and front end/shocks each increased by approximately 2% as compared to the same period in the prior year.  However, both the alignment and maintenance services categories decreased by approximately 1% on a comparable store sales basis as compared to the prior year period.

Gross profit for the quarter ended June 30, 2018 was $117.2 million or 39.6% of sales as compared with $112.9 million or 40.5% of sales for the quarter ended June 24, 2017.  The decrease in gross profit for the quarter ended June 30, 2018, as a percentage of sales, was due primarily to a shift in sales mix related to recent acquisitions that have included commercial and wholesale tire locations.

At our retail tire and automotive repair locations, we provide a broad range of services on passenger cars, light trucks and vans for brakes; mufflers and exhaust systems; and steering, drive train, suspension and wheel alignment.  We also provide other products and services, including tires and routine maintenance services, including state inspections.  In recent years, including fiscal 2019, we acquired certain tire and automotive repair locations that also serve commercial customers and sell tires to customers for resale.  These locations conduct tire and automotive repair activities that are similar to our retail locations, other than with respect to the lower gross margin sales mix resulting from the sale of commercial tires and the lower gross margin of the wholesale locations.  The lower gross margin at our wholesale locations is due primarily to the higher mix of tires sold and the fact that those tire sales do not include installation or other tire related services that are more common at other locations.  In the aggregate, the commercial and wholesale locations had consolidated revenue of approximately $32.5 million and $27.0 million for the quarters ended June 30, 2018 and June 24, 2017, respectively.  The increase of $5.5 million was largely due to commercial and wholesale sales of $3.7 million from fiscal 2019 acquisitions.  Additionally, due to the sales mix from our commercial and wholesale locations, our consolidated gross margin for the quarter ended June 30, 2018 was reduced by approximately 370 basis points, as compared to a reduction in consolidated gross margin of approximately 300 basis points for the prior year quarter.  Of the reduction in gross margin for the quarter ended June 30, 2018, approximately 30 basis points were from commercial and wholesale locations acquired in fiscal 2019.

On a consolidated basis, gross margin was also negatively impacted by increased material costs, as a percentage of sales, related primarily to sub-optimal brake package pricing when we initially launched our new brake packages in the quarter ended June 30, 2018.  Labor costs for the quarter ended June 30, 2018 increased as a percentage of sales, as compared to the prior year quarter, due to our store staffing initiative.  Distribution and occupancy costs were relatively flat as a percentage of sales as compared to the same period as the prior year.

On a comparable store basis, gross profit for the quarter ended June 30, 2018 decreased by approximately 50 basis points.

Operating expenses for the quarter ended June 30, 2018 were $84.2 million or 28.5% of sales as compared with $79.1 million or 28.4% of sales for the quarter ended June 24, 2017.  The increase of $5.1 million is primarily due to $1.6 million in costs related to Monro.Forward initiatives and investments, including $.8 million in one-time costs, in order to enhance operational excellence and customer experience, as well as increased expenses for 45 net new stores.

Operating income for the quarter ended June 30, 2018 of approximately $33.1 million decreased by 2.0% as compared to operating income of approximately $33.7 million for the quarter ended June 24, 2017, and decreased as a percentage of sales from 12.1% to 11.2% for the reasons described above.  On a comparable store basis and excluding the one-time Monro.Forward costs, operating income for the quarter decreased approximately 50 basis points as a percentage of sales from the prior year quarter.

Net interest expense for the quarter ended June 30, 2018 increased by approximately $.8 million as compared to the same period in the prior year, and increased from 2.1% to 2.2% as a percentage of sales for the same periods.  The weighted average debt outstanding for the quarter ended June 30, 2018 increased by approximately $16 million as compared to the quarter ended June 24, 2017.  This increase is primarily related to an increase in capital lease debt recorded in connection with the fiscal 2018 and fiscal 2019 acquisitions and greenfield expansion, as well as an increase in the weighted average interest rate for the quarter ended June 30, 2018 of approximately 50 basis points as compared to the first quarter of the prior year.  This was partially offset by a decrease in debt outstanding under our revolving credit facility.  The increase in the weighted average interest rate for the quarter ended June 30, 2018 was largely due to an increase in capital lease debt, and an increase in the LIBOR and prime rate, as well as a 25 basis point increase in interest rate spreads from the prior year period.

The effective income tax rate for the quarter ended June 30, 2018 and June 24, 2017 was 22.7% and 37.2%, respectively, of pre-tax income.  The effective income tax rate decreased primarily as a result of the Tax Act, which decreased the United States federal corporate income tax rate from 35% to 21%, as well as a variety of other factors, none of which was individually significant.

Net income for the quarter ended June 30, 2018 of $20.6 million increased 17.4% from net income for the quarter ended June 24, 2017.  Earnings per common share on a diluted basis for the quarter ended June 30, 2018 of $.62, including $.02 per share of non-recurring costs related to Monro.Forward initiatives and investments, increased 17.0%.

Capital Resources and Liquidity

Capital Resources

Our primary capital requirements in fiscal 2019 are the upgrading of facilities and systems and the funding of our store expansion program, including potential acquisitions of existing store chains.  For the three months ended June 30, 2018, we spent approximately $39.0 million on these items.  Capital requirements were met primarily by cash flow from operations and from our revolving credit facility.

In May 2018, our Board of Directors declared its intention to pay a regular quarterly cash dividend of $.20 per common share or common share equivalent beginning with the first quarter of fiscal 2019.  We paid dividends of $6.7 million during the three months ended June 30, 2018.  However, the declaration of and any determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on Monro’s financial condition, results of operations, capital requirements, compliance with charter and credit facility restrictions, and such other factors as the Board of Directors deems relevant.

Additionally, we have signed definitive asset purchase agreements to complete the acquisition of 12 retail/commercial tire and automotive repair stores located primarily within our existing markets.  These transactions are expected to close during the second quarter of fiscal 2019 and are expected to be financed through our existing credit facility.

The acquisitions subsequent to June 30, 2018 were financed through our existing credit facility.

We plan to continue to seek suitable acquisition candidates.  We believe we have sufficient resources available (including cash flow from operations and bank financing) to expand our business as currently planned for the next twelve months.

Liquidity

In January 2016, we entered into a new five-year $600 million revolving credit facility agreement currently with eight banks (the “Credit Facility”).  The Credit Facility replaced our previous revolving credit facility, as amended, which would have expired in December 2017.  Interest only is payable monthly throughout the Credit Facility’s term.  The Credit Facility increased our current borrowing capacity from our prior financing agreement by $350 million to $600 million, and includes an accordion feature permitting us to request an increase in availability of up to an additional $100 million, an increase of $25 million from our prior revolving credit facility.  The expanded facility bears interest at 75 to 175 basis points over LIBOR.  The Credit Facility requires fees payable quarterly throughout the term between .15% and .35% of the amount of the average net availability under the Credit Facility during the preceding quarter.  There was $158.0 million outstanding under the Credit Facility at June 30, 2018.

Within the Credit Facility, we have a sub-facility of $80 million available for the purpose of issuing standby letters of credit.  The line requires fees aggregating 87.5 to 187.5 basis points over LIBOR annually of the face amount of each standby letter of credit, payable quarterly in arrears.  There was $31.4 million in an outstanding letter of credit at June 30, 2018.

The net availability under the Credit Facility at June 30, 2018 was $410.6 million.

Specific terms of the Credit Facility permit the payment of cash dividends not to exceed 50% of the prior year’s net income, and permit mortgages and specific lease financing arrangements with other parties with certain limitations.  Other specific terms and the maintenance of specified ratios are generally consistent with our prior financing agreement.  Additionally, the Credit Facility is not secured by our real property, although we have agreed not to encumber our real property, with certain permissible exceptions.  We were in compliance with all debt covenants at June 30, 2018.

In addition, we have financed certain store properties with capital leases/financing obligations, which amounted to $252.7 million at June 30, 2018 and are due in installments through May 2045.  We also have a $.1 million payable due in equal installments through 2019 to the sellers of certain acquired businesses at June 30, 2018.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 1 of the Company’s Condensed Consolidated Financial Statements for a discussion of the impact of recently issued accounting standards on our Condensed Consolidated Financial Statements as of June 30, 2018 and the expected impact on the Consolidated Financial Statements for future periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from potential changes in interest rates.  As of June 30, 2018, approximately.05% of our debt financing, excluding capital leases and financing obligations, was at fixed interest rates and, therefore, the fair value of such debt financing is affected by changes in market interest rates.  Our cash flow exposure on floating rate debt would result in annual interest expense fluctuations of approximately $1.6 million based upon our debt position at June 30, 2018 and $1.5 million for the fiscal year ended March 31, 2018, given a 1% change in LIBOR.

Debt financing had a carrying amount and a fair value of $158.1 million as of June 30, 2018, as compared to a carrying amount and a fair value of $148.1 million as of March 31, 2018.

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

Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MONRO, INC.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not a party or subject to any legal proceedings other than certain claims and lawsuits that arise in the normal course of our business.  We do not believe that such claims or lawsuits, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

Item 1A.  Risk Factors

Except as provided below, there have not been any material changes to the risk factors previously discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

Changes in the U.S. trade environment, including the recent imposition of import tariffs, could adversely affect our consolidated results of operations and cash flows.

The U.S. government recently proposed new or higher tariffs on specified imported products originating from China in response to what it characterizes as unfair trade practices, and China has responded by proposing new or higher tariffs on specified products imported from the United States.  Additionally, the U.S. government has recently imposed imported steel and aluminum tariffs in response to national security concerns and several countries have retaliated by proposing or imposing new tariffs on specified products imported from the United States.  Although we have no foreign operations and do not manufacture any products, tariffs imposed on products that we sell, such as tires, may cause our expenses to increase, which could adversely affect our profitability unless we are able to raise our prices for these products.  If we increase the price of products impacted by tariffs, our service offerings may become less attractive relative to services offered by our competitors or cause our customers to delay needed maintenance.  Given the uncertainty regarding the scope and duration of these trade actions by the U.S. or other countries, the impact of these trade actions on our operations or results remains uncertain.  However, the tariffs, along with any additional tariffs or retaliatory trade restrictions implemented by other countries, could adversely affect the operating profits of our business, which could have an adverse effect on our consolidated results of operations and cash flows.

Item 6.  Exhibits

Exhibit Index

10.1 – Amendment to Employment Agreement by and between Monro, Inc. and Brian J. D’Ambrosia, dated June 28, 2018 incorporated by reference to Exhibit 10.68a to the Company’s Current Report on Form 8-K filed on July 5, 2018 *

31.1 – Certification of Brett T. Ponton pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

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

MONRO, INC.

DATE: August 9, 2018	By:	/s/ Brett T. Ponton
Brett T. Ponton
Chief Executive Officer and President (Principal Executive Officer)

DATE: August 9, 2018	By:	/s/ Brian J. D’Ambrosia
Brian J. D’Ambrosia
Senior Vice President-Finance, Treasurer and
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)