Form 10-Q
period 2018-09-29
MONRO, INC.
filed 2018-11-08
CIK 876427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

____________________________________________________________

FORM 10-Q

____________________________________________________________

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2018.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒  Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).      ☒  Yes     ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 26, 2018, 32,987,494 shares of the registrant's common stock, par value $ .01 per share, were outstanding.

MONRO, INC.

MONRO, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MONRO, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 29,	March 31,
	2018	2018
	(Dollars in thousands)
Assets
Current assets:
Cash and equivalents	$2,173	$1,909
Trade receivables	15,759	11,582
Federal and state income taxes receivable	827	4,185
Inventories	156,762	152,367
Other current assets	46,520	37,213
Total current assets	222,041	207,256
Property, plant and equipment	792,083	767,864
Less - Accumulated depreciation and amortization	(366,442)	(351,195)
Net property, plant and equipment	425,641	416,669
Goodwill	541,748	522,892
Intangible assets	52,766	49,143
Other non-current assets	13,047	10,997
Long-term deferred income tax assets	8,022	11,475
Total assets	$1,263,265	$1,218,432
Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt, capital leases and financing obligations	$20,524	$18,989
Trade payables	88,975	84,568
Accrued payroll, payroll taxes and other payroll benefits	19,564	20,197
Accrued insurance	37,721	36,739
Warranty reserves	12,410	12,381
Other current liabilities	20,684	21,131
Total current liabilities	199,878	194,005
Long-term debt	151,352	148,068
Long-term capital leases and financing obligations	228,828	227,220
Accrued rent expense	4,196	4,530
Other long-term liabilities	13,276	14,141
Long-term income taxes payable	2,394	1,992
Total liabilities	599,924	589,956
Commitments and contingencies
Shareholders' equity:
Class C Convertible Preferred Stock, $1.50 par value, $.064 conversion value, 150,000 shares authorized; 21,802 shares issued and outstanding	33	33
Common Stock, $.01 par value, 65,000,000 shares authorized; 39,300,041 and 39,166,392 shares issued at September 29, 2018 and March 31, 2018, respectively	393	392
Treasury Stock, 6,345,085 and 6,330,008 shares at September 29, 2018 and March 31, 2018, respectively, at cost	(107,523)	(106,563)
Additional paid-in capital	206,533	199,576
Accumulated other comprehensive loss	(4,399)	(4,248)
Retained earnings	568,304	539,286
Total shareholders' equity	663,341	628,476
Total liabilities and shareholders' equity	$1,263,265	$1,218,432

The accompanying notes are an integral part of these financial statements.

MONRO, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Quarter Ended		Six Months Ended
	Fiscal September		Fiscal September
	2018	2017	2018	2017
	(Dollars in thousands, except per share data)
Sales	$307,105	$278,017	$602,916	$556,507
Cost of sales, including distribution and occupancy costs	187,157	170,076	365,731	335,682
Gross profit	119,948	107,941	237,185	220,825
Operating, selling, general and administrative expenses	85,440	74,120	169,605	153,256
Operating income	34,508	33,821	67,580	67,569
Interest expense, net of interest income	6,803	6,117	13,383	11,859
Other income, net	(261)	(226)	(488)	(238)
Income before provision for income taxes	27,966	27,930	54,685	55,948
Provision for income taxes	6,205	10,663	12,280	21,096
Net income	21,761	17,267	42,405	34,852
Other comprehensive loss, net of tax:
Changes in pension, net of tax benefit	(74)	(50)	(151)	(100)
Comprehensive income	$21,687	$17,217	$42,254	$34,752
Earnings per common share:
Basic	$.66	$.52	$1.28	$1.06
Diluted	$.65	$.52	$1.26	$1.05
Weighted average number of common shares outstanding used in computing earnings per share:
Basic	32,911	32,754	32,882	32,729
Diluted	33,640	33,309	33,546	33,300

The accompanying notes are an integral part of these financial statements.

MONRO, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(UNAUDITED)

(Dollars and shares in thousands)

	Class C Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Total
Balance at March 31, 2018	22	$33	39,166	$392	6,330	$(106,563)	$199,576	$(4,248)	$539,286	$628,476
Net income									42,405	42,405
Other comprehensive loss:
Pension liability adjustment ($202) pre-tax								(151)		(151)
Cash dividends (1): Preferred									(204)	(204)
Common									(13,158)	(13,158)
Dividend payable									(25)	(25)
Activity related to equity- based plans			134	1	15	(960)	4,892			3,933
Stock-based compensation							2,065			2,065
Balance at September 29, 2018	22	$33	39,300	$393	6,345	$(107,523)	$206,533	$(4,399)	$568,304	$663,341

(1)	First and second quarter fiscal year 2019 dividend payment of $.20 per common share or common share equivalent paid on June 14, 2018 and September 6, 2018, respectively.

The accompanying notes are an integral part of these financial statements.

MONRO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	Fiscal September
	2018	2017
	(Dollars in thousands)
	Increase (Decrease) in Cash
Cash flows from operating activities:
Net income	$42,405	$34,852
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	27,003	23,979
Gain on bargain purchase	—	(13)
Gain on disposal of assets	(1,127)	(1,442)
Stock-based compensation expense	2,065	1,202
Net change in deferred income taxes	4,624	4,320
Change in operating assets and liabilities (excluding acquisitions):
Trade receivables	(2,503)	(1,196)
Inventories	4,168	(3,985)
Other current assets	(6,233)	(4,171)
Other non-current assets	(875)	1,116
Trade payables	4,407	13,447
Accrued expenses	(527)	3,730
Federal and state income taxes payable	3,358	3,380
Other long-term liabilities	(1,151)	(558)
Long-term income taxes payable	402	423
Total adjustments	33,611	40,232
Net cash provided by operating activities	76,016	75,084
Cash flows from investing activities:
Capital expenditures	(21,658)	(18,899)
Acquisitions, net of cash acquired	(39,134)	(14,468)
Proceeds from the disposal of assets	438	1,986
Other	254	—
Net cash used for investing activities	(60,100)	(31,381)
Cash flows from financing activities:
Proceeds from borrowings	217,615	170,142
Principal payments on long-term debt, capital leases
and financing obligations	(224,066)	(206,948)
Exercise of stock options	4,161	2,449
Dividends paid	(13,362)	(11,973)
Net cash used for financing activities	(15,652)	(46,330)
Increase (decrease) in cash	264	(2,627)
Cash at beginning of period	1,909	8,995
Cash at end of period	$2,173	$6,368

The accompanying notes are an integral part of these financial statements.

MONRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Condensed Consolidated Financial Statements

The consolidated balance sheets as of September 29, 2018 and March 31, 2018, the consolidated statements of comprehensive income for the quarters and six months ended September 29, 2018 and September 23, 2017, the consolidated statement of changes in shareholders’ equity for the six months ended September 29, 2018 and the consolidated statements of cash flows for the six months ended September 29, 2018 and September 23, 2017, include financial information for Monro, Inc. and its wholly-owned subsidiaries, Monro Service Corporation and Car-X, LLC (collectively, “Monro,” “we,” “us,” “our,” the “Company”).  These unaudited, condensed consolidated financial statements have been prepared by Monro.  We believe all known adjustments (consisting of normal recurring accruals or adjustments) have been made to fairly state the financial position, results of operations and cash flows for the unaudited periods presented.

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

We report our results on a 52/53 week fiscal year with the fiscal year ending on the last Saturday in March of each year.  The following are the dates represented by each fiscal period reported in these condensed financial statements:

“Quarter Ended Fiscal September 2018”	July 1, 2018 – September 29, 2018 (13 weeks)
“Quarter Ended Fiscal September 2017”	June 25, 2017 – September 23, 2017 (13 weeks)
“Six Months Ended Fiscal September 2018”	April 1, 2018 – September 29, 2018 (26 weeks)
“Six Months Ended Fiscal September 2017”	March 26, 2017 – September 23, 2017 (26 weeks)

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

In February 2016, the FASB issued new accounting guidance related to leases.  This guidance establishes a right of use (“ROU”) model that requires a lessee to record a ROU asset and lease liability on the balance sheet for all leases with terms longer than twelve months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition.  The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years.  Additional guidance has subsequently been issued in order to provide an additional transition method as well as an additional practical expedient to be available upon adoption.  We are required to adopt the new lease guidance utilizing one of two methods: retrospective restatement for each reporting period presented at time of adoption, or a modified retrospective approach with the cumulative effect of initially applying this guidance recognized at the date of initial application.  Under the modified retrospective approach, prior periods would not be restated.  Early adoption is permitted, but we have not early adopted this guidance.  We expect that the new lease standard will have a material impact on our Consolidated Financial Statements.  While we are continuing to assess the effects of adoption, we currently believe the most significant changes relate to the recognition of new ROU assets and lease liabilities on the Consolidated Balance Sheet for operating leases as approximately 50% of our store leases, all of our land leases and all of our non real estate leases are currently not recorded on our balance sheet.  We expect that substantially all of our operating lease commitments will be subject to the new guidance and will be recognized as operating lease liabilities and ROU assets upon adoption.  Absent potential acquisitions, we do not anticipate any significant changes in the volume of our leasing activity until the period of adoption.

MONRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In August 2016, the FASB issued new accounting guidance related to cash flow classification.  This guidance clarifies and provides specific guidance on eight cash flow classification issues that are not addressed by current generally accepted accounting principles and thereby reduce the current diversity in practice.  This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017.  Early adoption was permitted.  We adopted this guidance during the first quarter of fiscal 2019.  The adoption of the guidance did not have a material impact on our Consolidated Financial Statements.

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

In August 2018, the FASB issued new accounting guidance which eliminates, adds and modifies certain disclosure requirements for fair value measurements.  This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2019.  Early adoption is permitted.  We are currently evaluating the potential impact of the adoption of this guidance on our Consolidated Financial Statements.

Other recent authoritative guidance issued by the FASB (including technical corrections to the Accounting Standards Codification) and the Securities and Exchange Commission did not, or are not expected to have a material effect on our Consolidated Financial Statements.

Guarantees

At the time we issue a guarantee, we recognize an initial liability for the fair value, or market value, of the obligation we assume under that guarantee.  Monro has guaranteed certain lease payments, primarily related to franchisees, amounting to $2.6 million.  This amount represents the maximum potential amount of future payments under the guarantees as of September 29, 2018.  The leases are guaranteed through April 2020.  In the event of default by the franchise owner, Monro generally retains the right to assume the lease of the related store, enabling Monro to re-franchise the location or to operate that location as a Company-operated store.  As of September 29, 2018, no liability related to anticipated defaults under the foregoing leases is recorded. We recorded a liability related to anticipated defaults under the foregoing leases of $.2 million as of March 31, 2018.

MONRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2 – Acquisitions

Monro’s acquisitions are strategic moves in our plan to fill in and expand our presence in existing and contiguous markets, and leverage fixed operating costs such as distribution, advertising and administration.  Acquisitions in this footnote include acquisitions of five or more locations as well as acquisitions of one to four locations that are part of our greenfield store growth strategy.

Subsequent Events

Subsequent to September 29, 2018, we signed definitive asset purchase agreements to complete the acquisition of 15 retail tire and automotive repair stores located primarily within our existing markets.  These transactions are expected to close during the third and fourth quarters of fiscal 2019 and are expected to be financed through our existing credit facility.

On November 4, 2018, we acquired five retail tire and automotive repair stores located in Ohio from Jeff Pohlman Tire & Auto Service, Inc.  These stores operate under the Car-X and Mr. Tire names.  The acquisition was financed through our existing credit facility.

On October 14, 2018, we acquired one retail tire and automotive repair store located in Illinois from Quality Tire and Auto, Inc.  This store operates under the Car-X name.  The acquisition was financed through our existing credit facility.

Fiscal 2019

During the first six months of fiscal 2019, we acquired the following businesses for an aggregate purchase price of $38.7 million.  The acquisitions were financed through our existing credit facility.  The results of operations for these acquisitions are included in our financial results from the respective acquisition dates.

•	On September 23, 2018, we acquired one retail tire and automotive repair store located in South Carolina from Walton’s Automotive, LLC. This store operates under the Treadquarters name.

•	On September 16, 2018, we acquired one retail tire and automotive repair store located in Illinois from C&R Auto Service, Inc. This store operates under the Car-X name.

•	On September 9, 2018, we acquired four retail tire and automotive repair stores in Arkansas and Tennessee from Steele-Guiltner, Inc. These stores operate under the Car-X name.

•	On July 15, 2018, we acquired one retail tire and automotive repair store located in Pennsylvania from Mayfair Tire & Service Center, Inc. This store operates under the Mr. Tire name.

•	On July 8, 2018, we acquired eight retail tire and automotive repair stores in Missouri from Sawyer Tire, Inc. These stores operate under the Car-X name.

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

We expensed all costs related to acquisitions in the six months ended September 29, 2018.  The total costs related to completed acquisitions were $.1 million and $.3 million for the quarter and six months ended September 29, 2018.  These costs are included in the Consolidated Statements of Comprehensive Income primarily under operating, selling, general and administrative expenses.

Sales for the fiscal 2019 acquired entities for the quarter and six months ended September 29, 2018 totaled $13.3 million and $18.7 million, respectively, for the period from acquisition date through September 29, 2018.

MONRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Supplemental pro forma information for the current or prior reporting periods has not been presented due to the impracticability of obtaining detailed, accurate or reliable data for the periods the acquired entities were not owned by Monro.

The preliminary fair values of identifiable assets acquired and liabilities assumed were based on preliminary valuations and estimates.  The excess of the net purchase price over net identifiable assets acquired was recorded as goodwill.  The preliminary allocation of the aggregate purchase price as of September 29, 2018 was as follows:

As of Acquisition Date
(Dollars in thousands)
Trade receivables	$1,674
Inventories	8,417
Other current assets	195
Property, plant and equipment	9,352
Intangible assets	7,510
Other non-current assets	17
Long-term deferred income tax assets	1,127
Total assets acquired	28,292
Warranty reserves	270
Other current liabilities	1,064
Long-term capital leases and financing obligations	6,320
Other long-term liabilities	421
Total liabilities assumed	8,075
Total net identifiable assets acquired	$20,217
Total consideration transferred	$38,729
Less: total net identifiable assets acquired	20,217
Goodwill	$18,512

The following are the intangible assets acquired and their respective fair values and weighted average useful lives:

	As of Acquisition Date
	Dollars in thousands	Weighted Average Useful Life
Customer lists	$5,599	13 years
Favorable leases	1,511	10 years
Trade name	400	2 years
Total	$7,510	12 years

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

MONRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

We expensed all costs related to acquisitions in the six months ended September 23, 2017.  The total costs related to completed acquisitions were $.2 million and $.3 million for the quarter and six months ended September 23, 2017, respectively.  These costs are included in the Consolidated Statements of Comprehensive Income primarily under operating, selling, general and administrative expenses.

Sales for the fiscal 2018 acquired entities for the quarter and six months ended September 23, 2017 totaled $3.1 million and $3.6 million, respectively, for the period from acquisition date through September 23, 2017.

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

We have recorded the identifiable assets acquired and liabilities assumed at their fair values as of their respective acquisition dates (including any measurement period adjustments), with the remainder recorded as goodwill as follows:

As of Acquisition Date
(Dollars in thousands)
Inventories	$455
Other current assets	139
Property, plant and equipment	5,941
Intangible assets	3,117
Other non-current assets	7
Long-term deferred income tax assets	2,429
Total assets acquired	12,088
Warranty reserves	49
Other current liabilities	1,060
Long-term capital leases and financing obligations	9,993
Other long-term liabilities	116
Total liabilities assumed	11,218
Total net identifiable assets assumed	$870
Total consideration transferred	$14,042
Less: total net identifiable assets assumed	870
Goodwill	$13,172

MONRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following are the intangible assets acquired and their respective fair values and weighted average useful lives:

	As of Acquisition Date
	Dollars in thousands	Weighted Average Useful Life
Favorable leases	$2,133	10 years
Customer lists	984	7 years
Total	$3,117	9 years

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

The measurement period adjustments were not material to the Consolidated Statement of Comprehensive Income for the quarter and six months ended September 29, 2018.

We continue to refine the valuation data and estimates primarily related to inventory, road hazard warranty, intangible assets, real estate, and real property leases for fiscal 2018 acquisitions which closed subsequent to September 23, 2017 and the fiscal 2019 acquisitions, and expect to complete the valuations no later than the first anniversary date of the respective acquisition.  We anticipate that adjustments will continue to be made to the fair values of identifiable assets acquired and liabilities assumed and those adjustments may or may not be material.

Note 3 – Earnings per Common Share

Basic earnings per common share amounts are computed by dividing income available to common shareholders, after deducting preferred stock dividends, by the average number of common shares outstanding.  Diluted earnings per common share amounts assume the issuance of common stock for all potentially dilutive equivalent securities outstanding.

The following is a reconciliation of basic and diluted earnings per common share for the respective periods:

	Quarter Ended		Six Months Ended
	Fiscal September		Fiscal September
	2018	2017	2018	2017
	(Amounts in thousands,
	except per share data)
Numerator for earnings per common share calculation:
Net income	$21,761	$17,267	$42,405	$34,852
Less: Preferred stock dividends	(102)	(92)	(204)	(184)
Income available to common shareholders	$21,659	$17,175	$42,201	$34,668
Denominator for earnings per common share calculation:
Weighted average common shares, basic	32,911	32,754	32,882	32,729
Effect of dilutive securities:
Preferred stock	510	510	510	510
Stock options	191	45	126	61
Restricted stock	28	—	28	—
Weighted average number of common shares, diluted	33,640	33,309	33,546	33,300
Basic earnings per common share:	$.66	$.52	$1.28	$1.06
Diluted earnings per common share:	$.65	$.52	$1.26	$1.05

The computation of diluted earnings per common share excludes the effect of the assumed exercise of approximately 120,000 and 365,000 stock options for the quarter and six months ended September 29, 2018, respectively, and 1,066,000 and 1,063,000 stock options for the quarter and six months ended September 23, 2017, respectively.  Such amounts were excluded as the exercise price of these stock options was greater than the average market value of our common stock for those periods, resulting in an anti-dilutive effect on diluted earnings per common share.

MONRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

We did not record any material adjustments to this provisional amount for the quarter and six months ended September 29, 2018.  However, as we complete our analysis of the Tax Act and incorporate additional guidance that may be issued by the U.S. Treasury Department, the IRS and other standard-setting bodies, we may adjust the recorded provisional amounts in subsequent reporting periods.  Those adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made.

In the normal course of business, we provide for uncertain tax positions and the related interest and penalties, and adjust our unrecognized tax benefits and accrued interest and penalties accordingly.  The total amounts of unrecognized tax benefits were $6.6 million and $6.2 million at September 29, 2018 and March 31, 2018, respectively, the majority of which, if recognized, would affect our effective tax rate.  Additionally, we have accrued interest and penalties related to unrecognized tax benefits of approximately $.4 million as of September 29, 2018 and March 31, 2018.

We file U.S. federal income tax returns and income tax returns in various state jurisdictions.  We are currently under audit by the Internal Revenue Service for the fiscal 2016 and fiscal 2017 tax years, and our fiscal 2015 U.S. federal tax year and various state tax years remain subject to income tax examinations by tax authorities.

Note 5 – Fair Value

Long-term debt had a carrying amount and a fair value of $151.4 million as of September 29, 2018, as compared to a carrying amount and a fair value of $148.1 million as of March 31, 2018.  The fair value of long-term debt was estimated based on discounted cash flow analyses using either quoted market prices for the same or similar issues, or the current interest rates offered to Monro for debt with similar maturities.

Note 6 – Cash Dividend

In May 2018, our Board of Directors declared its intention to pay a regular quarterly cash dividend during fiscal 2019 of $.20 per common share or common share equivalent beginning with the first quarter of fiscal 2019.  We paid dividends of $13.4 million during the six months ended September 29, 2018.  However, the declaration of and any determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, compliance with charter and credit facility restrictions, and such other factors as the Board of Directors deems relevant.

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

Revenue from the sale of tire road hazard warranty agreements (included in the Tires product group in the following table) is initially deferred and is recognized over the contract period as costs are expected to be incurred in performing such services, typically 21 to 36 months.

MONRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Under various arrangements, we receive from certain tire vendors a delivery commission and reimbursement for the cost of the tire that we may deliver to customers on behalf of the tire vendor.  The commission we earn from these transactions is as an agent and the net amount retained is recorded as sales.  (Included in the Tires product group in the following table.)

The following table summarizes disaggregated revenue by product group:

	Quarter Ended		Six Months Ended
	Fiscal September		Fiscal September
	2018	2017	2018	2017
	(Dollars in thousands)
Revenues:
Brakes	$44,380	$37,944	$87,128	$76,498
Exhaust	8,264	7,201	15,623	14,413
Steering	23,873	23,265	48,671	47,118
Tires	150,522	134,553	291,252	267,063
Maintenance	79,271	74,225	158,632	149,670
Other	795	829	1,610	1,745
Total	$307,105	$278,017	$602,916	$556,507

Note 8 – Subsequent Events

See Note 2 for a discussion of acquisitions subsequent to September 29, 2018.

Subsequent to the quarter ended September 29, 2018, we had ten stores temporarily close in connection with Hurricane Michael.  All of these stores have since reopened.

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

Results of Operations

The following table sets forth income statement data of Monro expressed as a percentage of sales for the fiscal periods indicated:

	Quarter Ended		Six Months Ended
	Fiscal September		Fiscal September
	2018	2017	2018	2017
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including distribution and occupancy costs	60.9	61.2	60.7	60.3
Gross profit	39.1	38.8	39.3	39.7
Operating, selling, general and administrative expenses	27.8	26.7	28.1	27.5
Operating income	11.2	12.2	11.2	12.1
Interest expense - net	2.2	2.2	2.2	2.1
Other income - net	(0.1)	(0.1)	(0.1)	—
Income before provision for income taxes	9.1	10.0	9.1	10.1
Provision for income taxes	2.0	3.8	2.0	3.8
Net income	7.1%	6.2%	7.0%	6.3%

Second Quarter and Six Months Ended September 29, 2018 as Compared to Second Quarter and Six Months Ended September 23, 2017

Sales were $307.1 million for the quarter ended September 29, 2018 as compared with $278.0 million for the quarter ended September 23, 2017.  The sales increase of $29.1 million, or 10.5%, was due to an increase of $19.9 million related to new stores, of which $15.6 million came from the fiscal 2019 and fiscal 2018 acquisitions.  Additionally, comparable store sales increased by 3.2%.  Partially offsetting this was a decrease in sales from closed stores amounting to $1.5 million.  There were 91 selling days in the quarter ended September 29, 2018 and in the quarter ended September 23, 2017.

During the quarter ended September 29, 2018, we had 24 stores temporarily close in connection with Hurricane Florence.  All but one of these stores have since reopened.  During the quarter ended September 23, 2017, we had 93 stores temporarily close in connection with Hurricane Irma.  Adjusting for lost selling days from Hurricane Florence and gained selling days from Hurricane Irma, comparable store sales were 2.9% for the quarter ended September 29, 2018.

Barter sales of slower moving inventory totaled approximately $3.7 million and $1.7 million for the quarters ended September 29, 2018 and September 23, 2017, respectively.  There were no barter sales in the first quarter of fiscal 2019 or fiscal 2018.

Sales were $602.9 million for the six months ended September 29, 2018 as compared with $556.5 million for the six months ended September 23, 2017.  The sales increase of $46.4 million, or 8.3%, was due to an increase of $34.2 million related to new stores, of which $25.3 million came from the fiscal 2019 and fiscal 2018 acquisitions.  Additionally, comparable store sales increased by 2.5%.  Partially offsetting this was a decrease in sales from closed stores amounting to $3.6 million.  There were 181 selling days in the six months ended September 29, 2018 and in the six months ended September 23, 2017.  Adjusting for lost selling days from Hurricane Florence and gained selling days from Hurricane Irma, comparable store sales were 2.4% for the six months ended September 29, 2018.

At September 29, 2018, we had 1,178 Company-operated stores and 97 franchised locations as compared with 1,136 Company-operated stores and 107 franchised locations at September 23, 2017.  At March 31, 2018, we had 1,150 Company-operated stores and 102 franchised locations.  During the quarter ended September 29, 2018, we added 17 Company-operated stores (including one purchased from an existing franchisee) and closed three stores.  Year-to-date, we have added 36 Company-operated stores (including five purchased from existing franchisees) and closed eight stores.

Comparable store brakes and exhaust category sales for the quarter ended September 29, 2018 each increased by approximately 12% as compared to the same period in the prior year, and comparable store sales for tires increased by approximately 3% from the prior year quarter.  However, alignment sales for the quarter ended September 29, 2018 decreased by approximately 1% on a comparable store basis as compared to the same period in the prior year.  Comparable store maintenance services and front end/shocks category sales for the quarter ended September 29, 2018 were relatively flat from the prior year quarter.  Comparable store sales were impacted by higher average ticket from improved in-store execution.

Gross profit for the quarter ended September 29, 2018 was $119.9 million or 39.1% of sales as compared with $107.9 million or 38.8% of sales for the quarter ended September 23, 2017.  The increase in gross profit for the quarter ended September 29, 2018, as a percentage of sales, was due primarily to a decrease in labor costs as a percentage of sales as compared to the prior year quarter due to a continued focus on our store staffing cost control initiative, as well as a decrease in distribution and occupancy costs as a percentage of sales from the prior year as we gained leverage on these largely fixed costs with higher overall comparable store sales.  Partially offsetting these decreases was an increase in material costs which increased as a percentage of sales as compared to the prior year quarter due primarily to a shift in sales mix related to recent acquisitions that have included commercial and wholesale tire locations.

At our retail tire and automotive repair locations, we provide a broad range of services on passenger cars, light trucks and vans for brakes; mufflers and exhaust systems; and steering, drive train, suspension and wheel alignment.  We also provide other products and services, including tires and routine maintenance services, including state inspections.  In recent years, including fiscal 2019, we acquired certain tire and automotive repair locations that also serve commercial customers and sell tires to customers for resale.  These locations conduct tire and automotive repair activities that are similar to our retail locations, other than with respect to the lower gross margin sales mix resulting from the sale of commercial tires and the lower gross margin of the wholesale locations.  The lower gross margin at our wholesale locations is due primarily to the higher mix of tires sold and the fact that those tire sales do not include installation or other tire related services that are more common at other locations.  In the aggregate, the commercial and wholesale locations had consolidated revenue of approximately $38.2 million and $25.6 million for the quarters ended September 29, 2018 and September 23, 2017, respectively.  The increase of $12.6 million was largely due to commercial and wholesale sales of $8.7 million from fiscal 2019 acquisitions.  Additionally, due to the sales mix from our commercial and wholesale locations, our consolidated gross margin for the quarter ended September 29, 2018 was reduced by approximately 430 basis points, as compared to a reduction in consolidated gross margin of approximately 300 basis points for the prior year quarter.  Of the reduction in gross margin for the quarter ended September 29, 2018, approximately 90 basis points were from commercial and wholesale locations acquired in fiscal 2019.

On a comparable store basis, gross profit for the quarter ended September 29, 2018 increased by approximately 120 basis points as compared to the prior year quarter.

Gross profit for the six months ended September 29, 2018 was $237.2 million or 39.3% of sales as compared with $220.8 million or 39.7% of sales for the six months ended September 23, 2017.  The year-to-date decrease in gross profit, as a percentage of sales, was due primarily to an increase in material costs, which increased as a percentage of sales, resulting from a shift in sales mix related to recent acquisitions, including the recently acquired commercial and wholesale tire locations.  Partially offsetting the increase was a decrease in labor costs as well as distribution and occupancy costs, which decreased as a percentage of sales, when compared to the same period in the prior year.

On a comparable store basis, gross profit for the six months ended September 29, 2018 increased by approximately 30 basis points as compared to the prior year period.

Operating expenses for the quarter ended September 29, 2018 were $85.4 million or 27.8% of sales as compared with $74.1 million or 26.7% of sales for the quarter ended September 23, 2017.  The increase of $11.3 million is primarily due to $1.8 million in costs related to Monro.Forward initiatives and investments, including $1.0 million in one-time costs, in order to enhance operational excellence and customer experience, as well as increased expenses for 42 net new stores and increased incentive compensation expense related to our improved performance.

For the six months ended September 29, 2018, operating expenses increased by $16.3 million to $169.6 million from the comparable period of the prior year and were 28.1% of sales as compared to 27.5% of sales for the six months ended September 23, 2017.  The increase is primarily due to $3.4 million in costs related to Monro.Forward initiatives and investments, including $1.8 million in one-time costs, in order to enhance operational excellence and customer experience, as well as increased expenses for new stores and increased incentive compensation expense related to our improved performance.

Operating income for the quarter ended September 29, 2018 of approximately $34.5 million increased by 2.0% as compared to operating income of approximately $33.8 million for the quarter ended September 23, 2017, and decreased as a percentage of sales from 12.2% to 11.2% for the reasons described above.  On a comparable store basis and excluding the one-time Monro.Forward costs, operating income for the quarter decreased approximately 20 basis points as a percentage of sales from the prior year quarter.

Operating income for the six months ended September 29, 2018 of approximately $67.6 million remained relatively flat as compared to the same period of the prior year, and decreased as a percentage of sales from 12.1% to 11.2% for the reasons described above.  On a comparable store basis and excluding the one-time Monro.Forward costs, operating income for the six months decreased approximately 40 basis points as a percentage of sales from the prior year period.

Net interest expense for the quarter ended September 29, 2018 increased by approximately $.7 million as compared to the same period in the prior year, and remained relatively flat at 2.2% as a percentage of sales for the same periods.  The weighted average debt outstanding for the quarter ended September 29, 2018 increased by approximately $20 million as compared to the quarter ended September 23, 2017.  This increase is primarily related to an increase in capital lease debt recorded in connection with the fiscal 2018 and fiscal 2019 acquisitions and greenfield expansion.  There was also an increase in the weighted average interest rate for the quarter ended September 29, 2018 of approximately 30 basis points as compared to the second quarter of the prior year.  The increase in the weighted average interest rate for the quarter ended September 29, 2018 was due to an increase in the LIBOR and prime rates from the prior year period.

Net interest expense for the six months ended September 29, 2018 increased by approximately $1.5 million as compared to the same period in the prior year, and increased from 2.1% to 2.2% as a percentage of sales for the same periods.  Weighted average debt increased by approximately $20 million and the weighted average interest rate increased by approximately 50 basis points as compared to the same period of the prior year.

The effective income tax rate for the quarter ended September 29, 2018 and September 23, 2017 was 22.2% and 38.2%, respectively, of pre-tax income.  The effective income tax rate for the six months ended September 29, 2018 and September 23, 2017 was 22.5% and 37.7%, respectively, of pre-tax income.  The effective income tax rate decreased primarily as a result of the Tax Act, which decreased the United States federal corporate income tax rate from 35% to 21%, as well as a variety of other factors, none of which was individually significant.

Net income for the quarter ended September 29, 2018 of $21.8 million increased 26.0% from net income for the quarter ended September 23, 2017.  Earnings per common share on a diluted basis for the quarter ended September 29, 2018 of $.65, including $.02 per share of non-recurring costs related to Monro.Forward initiatives and investments, increased 25.0%.

For the six months ended September 29, 2018, net income of $42.4 million increased 21.7% from net income for the six months ended September 23, 2017.  Earnings per common share on a diluted basis for the six months ended September 29, 2018 of $1.26, including $.04 per share of non-recurring costs related to Monro.Forward initiatives and investments, increased 20.0%.

Capital Resources and Liquidity

Capital Resources

Our primary capital requirements in fiscal 2019 are the upgrading of facilities and systems and the funding of our store expansion program, including potential acquisitions of existing store chains.  For the six months ended September 29, 2018, we spent approximately $60.8 million on these items.  Capital requirements were met primarily by cash flow from operations and from our revolving credit facility.

In May 2018, our Board of Directors declared its intention to pay a regular quarterly cash dividend of $.20 per common share or common share equivalent beginning with the first quarter of fiscal 2019.  We paid dividends of $13.4 million during the six months ended September 29, 2018.  However, the declaration of and any determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on Monro’s financial condition, results of operations, capital requirements, compliance with charter and credit facility restrictions, and such other factors as the Board of Directors deems relevant.

Additionally, we have signed definitive asset purchase agreements to complete the acquisition of 15 retail tire and automotive repair stores located primarily within our existing markets.  These transactions are expected to close during the third and fourth quarters of fiscal 2019 and are expected to be financed through our existing credit facility.

The acquisitions subsequent to September 29, 2018 were financed through our existing credit facility.

We plan to continue to seek suitable acquisition candidates.  We believe we have sufficient resources available (including cash flow from operations and bank financing) to expand our business as currently planned for the next twelve months.

Liquidity

In January 2016, we entered into a new five-year $600 million revolving credit facility agreement currently with eight banks (the “Credit Facility”).  The Credit Facility replaced our previous revolving credit facility, as amended, which would have expired in December 2017.  Interest only is payable monthly throughout the Credit Facility’s term.  The Credit Facility increased our current borrowing capacity from our prior financing agreement by $350 million to $600 million, and includes an accordion feature permitting us to request an increase in availability of up to an additional $100 million, an increase of $25 million from our prior revolving credit facility.  The expanded facility bears interest at 75 to 175 basis points over LIBOR.  The Credit Facility requires fees payable quarterly throughout the term between .15% and .35% of the amount of the average net availability under the Credit Facility during the preceding quarter.  There was $151.3 million outstanding under the Credit Facility at September 29, 2018, as compared to $153.0 million outstanding at September 23, 2017.

Within the Credit Facility, we have a sub-facility of $80 million available for the purpose of issuing standby letters of credit.  The line requires fees aggregating 87.5 to 187.5 basis points over LIBOR annually of the face amount of each standby letter of credit, payable quarterly in arrears.  There was $31.4 million in an outstanding letter of credit at September 29, 2018.

The net availability under the Credit Facility at September 29, 2018 was $417.3 million.

Specific terms of the Credit Facility permit the payment of cash dividends not to exceed 50% of the prior year’s net income, and permit mortgages and specific lease financing arrangements with other parties with certain limitations.  Other specific terms and the maintenance of specified ratios are generally consistent with our prior financing agreement.  Additionally, the Credit Facility is not secured by our real property, although we have agreed not to encumber our real property, with certain permissible exceptions.  We were in compliance with all debt covenants at September 29, 2018.

In addition, we have financed certain store properties with capital leases/financing obligations, which amounted to $249.3 million at September 29, 2018 and are due in installments through May 2045.  We also have a $.1 million payable due in equal installments through 2019 to the sellers of certain acquired businesses at September 29, 2018.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 1 of the Company’s Condensed Consolidated Financial Statements for a discussion of the impact of recently issued accounting standards on our Condensed Consolidated Financial Statements as of September 29, 2018 and the expected impact on the Consolidated Financial Statements for future periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from potential changes in interest rates.  As of September 29, 2018, approximately .04% of our debt financing, excluding capital leases and financing obligations, was at fixed interest rates and, therefore, the fair value of such debt financing is affected by changes in market interest rates.  Our cash flow exposure on floating rate debt would result in annual interest expense fluctuations of approximately $1.5 million based upon our debt position at September 29, 2018 and the fiscal year ended March 31, 2018, respectively, given a 1% change in LIBOR.

Debt financing had a carrying amount and a fair value of $151.4 million as of September 29, 2018, as compared to a carrying amount and a fair value of $148.1 million as of March 31, 2018.

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

Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended September 29, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MONRO, INC.

DATE: November 8, 2018	By:	/s/ Brett T. Ponton
Brett T. Ponton
Chief Executive Officer and President (Principal Executive Officer)

DATE: November 8, 2018	By:	/s/ Brian J. D’Ambrosia
Brian J. D’Ambrosia
Executive Vice President-Finance, Treasurer and
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)