Form 10-Q
period 2018-12-29
MONRO, INC.
filed 2019-02-07
CIK 876427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

____________________________________________________________

FORM 10-Q

____________________________________________________________

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2018.

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

As of January 25, 2019,  33,103,468 shares of the registrant's common stock, par value $ .01 per share, were outstanding.

MONRO, INC.

MONRO, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MONRO, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 29,	March 31,
	2018	2018
	(Dollars in thousands)
Assets
Current assets:
Cash and equivalents	$3,579	$1,909
Trade receivables	15,033	11,582
Federal and state income taxes receivable	5,276	4,185
Inventories	158,846	152,367
Other current assets	39,579	37,213
Total current assets	222,313	207,256
Property, plant and equipment	807,230	767,864
Less - Accumulated depreciation and amortization	(376,587)	(351,195)
Net property, plant and equipment	430,643	416,669
Goodwill	548,153	522,892
Intangible assets	50,810	49,143
Other non-current assets	12,756	10,997
Long-term deferred income tax assets	2,406	11,475
Total assets	$1,267,081	$1,218,432
Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt, capital leases and financing obligations	$21,361	$18,989
Trade payables	95,166	84,568
Accrued payroll, payroll taxes and other payroll benefits	22,570	20,197
Accrued insurance	39,848	36,739
Warranty reserves	12,555	12,381
Other current liabilities	21,123	21,131
Total current liabilities	212,623	194,005
Long-term debt	119,884	148,068
Long-term capital leases and financing obligations	228,877	227,220
Accrued rent expense	4,116	4,530
Other long-term liabilities	12,919	14,141
Long-term income taxes payable	2,528	1,992
Total liabilities	580,947	589,956
Commitments and contingencies
Shareholders' equity:
Class C Convertible Preferred Stock, $1.50 par value, $.064 conversion value, 150,000 shares authorized; 21,802 shares issued and outstanding	33	33
Common Stock, $.01 par value, 65,000,000 shares authorized; 39,459,263 and 39,166,392 shares issued at December 29, 2018 and March 31, 2018, respectively	395	392
Treasury Stock, 6,359,871 and 6,330,008 shares at December 29, 2018 and March 31, 2018, respectively, at cost	(108,729)	(106,563)
Additional paid-in capital	216,809	199,576
Accumulated other comprehensive loss	(4,475)	(4,248)
Retained earnings	582,101	539,286
Total shareholders' equity	686,134	628,476
Total liabilities and shareholders' equity	$1,267,081	$1,218,432

The accompanying notes are an integral part of these financial statements.

MONRO, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Quarter Ended		Nine Months Ended
	Fiscal December		Fiscal December
	2018	2017	2018	2017
	(Dollars in thousands, except per share data)
Sales	$310,110	$285,730	$913,027	$842,237
Cost of sales, including distribution and occupancy costs	192,144	178,743	557,876	514,426
Gross profit	117,966	106,987	355,151	327,811
Operating, selling, general and administrative expenses	87,256	77,688	256,862	230,943
Operating income	30,710	29,299	98,289	96,868
Interest expense, net of interest income	6,797	6,138	20,180	17,997
Other income, net	(321)	(99)	(809)	(336)
Income before provision for income taxes	24,234	23,260	78,918	79,207
Provision for income taxes	3,703	11,659	15,982	32,755
Net income	20,531	11,601	62,936	46,452
Other comprehensive loss, net of tax:
Changes in pension, net of tax benefit	(76)	(50)	(227)	(151)
Comprehensive income	$20,455	$11,551	$62,709	$46,301
Earnings per common share:
Basic	$.62	$.35	$1.90	$1.41
Diluted	$.61	$.35	$1.87	$1.39
Weighted average number of common shares outstanding used in computing earnings per share:
Basic	33,032	32,779	32,932	32,746
Diluted	33,766	33,352	33,605	33,317

The accompanying notes are an integral part of these financial statements.

MONRO, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(UNAUDITED)

(Dollars and shares in thousands)

	Class C Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Total
Balance at March 31, 2018	22	$33	39,166	$392	6,330	$(106,563)	$199,576	$(4,248)	$539,286	$628,476
Net income									62,936	62,936
Other comprehensive loss:
Pension liability adjustment ($302) pre-tax								(227)		(227)
Cash dividends (1): Preferred									(306)	(306)
Common									(19,778)	(19,778)
Dividend payable									(37)	(37)
Activity related to equity- based plans			293	3	30	(2,166)	14,083			11,920
Stock-based compensation							3,150			3,150
Balance at December 29, 2018	22	$33	39,459	$395	6,360	$(108,729)	$216,809	$(4,475)	$582,101	$686,134

(1)	First, second and third quarter fiscal year 2019 dividend payment of $.20 per common share or common share equivalent paid on June 14, 2018, September 6, 2018 and December 21, 2018, respectively.

The accompanying notes are an integral part of these financial statements.

MONRO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	Fiscal December
	2018	2017
	(Dollars in thousands)
	Increase (Decrease) in Cash
Cash flows from operating activities:
Net income	$62,936	$46,452
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	41,035	36,477
Gain on bargain purchase	-	(13)
Gain on disposal of assets	(314)	(400)
Stock-based compensation expense	3,150	2,010
Net change in deferred income taxes	10,707	12,183
Change in operating assets and liabilities (excluding acquisitions):
Trade receivables	(1,777)	(1,367)
Inventories	2,225	118
Other current assets	772	(6,390)
Other non-current assets	1	2,305
Trade payables	10,598	6,802
Accrued expenses	1,596	547
Federal and state income taxes payable	(1,091)	(1,445)
Other long-term liabilities	(1,767)	(780)
Long-term income taxes payable	536	610
Total adjustments	65,671	50,657
Net cash provided by operating activities	128,607	97,109
Cash flows from investing activities:
Capital expenditures	(30,763)	(29,727)
Acquisitions, net of cash acquired	(46,052)	(16,363)
Proceeds from the disposal of assets	492	2,333
Other	281	-
Net cash used for investing activities	(76,042)	(43,757)
Cash flows from financing activities:
Proceeds from borrowings	313,875	260,951
Principal payments on long-term debt, capital leases
and financing obligations	(356,834)	(300,514)
Exercise of stock options	12,148	3,035
Dividends paid	(20,084)	(17,966)
Net cash used for financing activities	(50,895)	(54,494)
Increase (decrease) in cash	1,670	(1,142)
Cash at beginning of period	1,909	8,995
Cash at end of period	$3,579	$7,853

The accompanying notes are an integral part of these financial statements.

MONRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Condensed Consolidated Financial Statements

The consolidated balance sheets as of December 29, 2018 and March 31, 2018, the consolidated statements of comprehensive income for the quarters and nine months ended December 29, 2018 and December 23, 2017, the consolidated statement of changes in shareholders’ equity for the nine months ended December 29, 2018 and the consolidated statements of cash flows for the nine months ended December 29, 2018 and December 23, 2017, include financial information for Monro, Inc. and its wholly-owned subsidiaries, Monro Service Corporation and Car-X, LLC (collectively, “Monro,” “we,” “us,” “our,” the “Company”).  These unaudited, condensed consolidated financial statements have been prepared by Monro.  We believe all known adjustments (consisting of normal recurring accruals or adjustments) have been made to fairly state the financial position, results of operations and cash flows for the unaudited periods presented.

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

We report our results on a 52/53 week fiscal year with the fiscal year ending on the last Saturday in March of each year.  The following are the dates represented by each fiscal period reported in these condensed financial statements:

“Quarter Ended Fiscal December 2018”	September 30, 2018 – December 29, 2018 (13 weeks)
“Quarter Ended Fiscal December 2017”	September 24, 2017 – December 23, 2017 (13 weeks)
“Nine Months Ended Fiscal December 2018”	April 1, 2018 – December 29, 2018 (39 weeks)
“Nine Months Ended Fiscal December 2017”	March 26, 2017 – December 23, 2017 (39 weeks)

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

In February 2016, the FASB issued new accounting guidance related to leases.  This guidance establishes a right of use (“ROU”) model that requires a lessee to record a ROU asset and lease liability on the balance sheet for all leases with terms longer than twelve months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition.  The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years.  Additional guidance has subsequently been issued in order to provide an additional transition method as well as an additional practical expedient to be available upon adoption.  We are required to adopt the new lease guidance utilizing one of two methods: retrospective restatement for each reporting period presented at time of adoption, or a modified retrospective approach with the cumulative effect of initially applying this guidance recognized at the date of initial application.  Under the modified retrospective approach, prior periods would not be restated.  Early adoption is permitted, but we have not early adopted this guidance. We expect to adopt using the modified retrospective approach and that the new lease standard will have a material impact on our Consolidated Financial Statements.  While we are continuing to assess the effects of adoption, we currently believe the most significant changes relate to the recognition of new ROU assets and lease liabilities on the Consolidated Balance Sheet for operating leases as approximately 50% of our store leases, all of our land leases and all of our non-real estate leases are currently not recorded on our balance sheet.  We expect that substantially all of our operating lease commitments will be subject to the new guidance and will be recognized as operating lease liabilities and ROU assets upon adoption.  Absent potential acquisitions, we do not anticipate any significant changes in the volume of our leasing activity until the period of adoption.

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

In January 2017, the FASB issued new accounting guidance simplifying the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test, which required the determination of an implied fair value of goodwill.  Under this guidance, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.  An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.  This guidance is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  We adopted this guidance during the third quarter of fiscal 2019.  The adoption of this guidance did not have a material impact on our Consolidated Financial Statements.

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

In August 2018, the FASB issued new accounting guidance that aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license).  This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2019.  Early adoption was permitted. We adopted this guidance during the third quarter of fiscal 2019.  The adoption of this guidance did not have a material impact on our Consolidated Financial Statements.

Other recent authoritative guidance issued by the FASB (including technical corrections to the Accounting Standards Codification) and the Securities and Exchange Commission did not, or are not expected to have a material effect on our Consolidated Financial Statements.

MONRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Guarantees

At the time we issue a guarantee, we recognize an initial liability for the fair value, or market value, of the obligation we assume under that guarantee.  Monro has guaranteed certain lease payments, primarily related to franchisees, amounting to $2.2 million.  This amount represents the maximum potential amount of future payments under the guarantees as of December 29, 2018.  The leases are guaranteed through April 2020.  In the event of default by the franchise owner, Monro generally retains the right to assume the lease of the related store, enabling Monro to re-franchise the location or to operate that location as a Company-operated store.  As of December 29, 2018, no liability related to anticipated defaults under the foregoing leases is recorded. We recorded a liability related to anticipated defaults under the foregoing leases of $.2 million as of March 31, 2018.

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

Subsequent Events

Subsequent to December 29, 2018, we signed definitive asset purchase agreements to complete the acquisition of 12 retail tire and automotive repair stores located in Louisiana.  This transaction is expected to close during the fourth quarter of fiscal 2019 and is expected to be financed through our existing credit facility.

On January 13, 2019, we acquired 13 retail tire and automotive repair stores located in Florida from R.A. Johnson, Inc.  These stores operate under The Tire Choice name.  The acquisition was financed through our existing credit facility.

Fiscal 2019

During the first nine months of fiscal 2019, we acquired the following businesses for an aggregate purchase price of $45.4 million.  The acquisitions were financed through our existing credit facility.  The results of operations for these acquisitions are included in our financial results from the respective acquisition dates.

•	On December 9, 2018, we acquired two retail tire and automotive repair stores located in Virginia from Colony Tire Corporation. These stores operate under the Mr. Tire name.

•	On November 4, 2018, we acquired five retail tire and automotive repair stores located in Ohio from Jeff Pohlman Tire & Auto Service, Inc. These stores operate under the Car-X and Mr. Tire names.

•	On October 14, 2018, we acquired one retail tire and automotive repair store located in Illinois from Quality Tire and Auto, Inc. This store operates under the Car-X name.

•	On September 23, 2018, we acquired one retail tire and automotive repair store located in South Carolina from Walton’s Automotive, LLC. This store operates under the Treadquarters name.

•	On September 16, 2018, we acquired one retail tire and automotive repair store located in Illinois from C&R Auto Service, Inc. This store operates under the Car-X name.

•	On September 9, 2018, we acquired four retail tire and automotive repair stores in Arkansas and Tennessee from Steele-Guiltner, Inc. These stores operate under the Car-X name.

•	On July 15, 2018, we acquired one retail tire and automotive repair store located in Pennsylvania from Mayfair Tire & Service Center, Inc. This store operates under the Mr. Tire name.

•	On July 8, 2018, we acquired eight retail tire and automotive repair stores in Missouri from Sawyer Tire, Inc. These stores operate under the Car-X name.

•

On May 13, 2018, we acquired 12 retail/commercial tire and automotive repair stores and one retread facility located in Tennessee, as well as four wholesale locations in North Carolina, Tennessee and Virginia, from Free Service Tire Company, Incorporated.  These locations operate under the Free Service Tire name.

MONRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

We expensed all costs related to acquisitions in the nine months ended December 29, 2018.  The total costs related to completed acquisitions were $.1 million and $.4 million for the quarter and nine months ended December 29, 2018, respectively.  These costs are included in the Consolidated Statements of Comprehensive Income primarily under operating, selling, general and administrative expenses.

Sales for the fiscal 2019 acquired entities for the quarter and nine months ended December 29, 2018 totaled $14.7 million and $33.4 million, respectively, for the period from acquisition date through December 29, 2018.

Supplemental pro forma information for the current or prior reporting periods has not been presented due to the impracticability of obtaining detailed, accurate or reliable data for the periods the acquired entities were not owned by Monro.

The preliminary fair values of identifiable assets acquired and liabilities assumed were based on preliminary valuations and estimates.  The excess of the net purchase price over net identifiable assets acquired was recorded as goodwill.  The preliminary allocation of the aggregate purchase price as of December 29, 2018 was as follows:

As of Acquisition Date
(Dollars in thousands)
Trade receivables	$1,674
Inventories	8,517
Other current assets	230
Property, plant and equipment	12,490
Intangible assets	7,646
Other non-current assets	17
Long-term deferred income tax assets	1,555
Total assets acquired	32,129
Warranty reserves	314
Other current liabilities	1,578
Long-term capital leases and financing obligations	9,018
Other long-term liabilities	523
Total liabilities assumed	11,433
Total net identifiable assets acquired	$20,696
Total consideration transferred	$45,447
Less: total net identifiable assets acquired	20,696
Goodwill	$24,751

The following are the intangible assets acquired and their respective fair values and weighted average useful lives:

	As of Acquisition Date
	Dollars in thousands	Weighted Average Useful Life
Customer lists	$5,697	13 years
Favorable leases	1,549	10 years
Trade name	400	2 years
Total	$7,646	12 years

MONRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

We expensed all costs related to acquisitions in the nine months ended December 23, 2017.  The total costs related to completed acquisitions were $.1 million and $.4 million for the quarter and nine months ended December 23, 2017, respectively.  These costs are included in the Consolidated Statements of Comprehensive Income primarily under operating, selling, general and administrative expenses.

Sales for the fiscal 2018 acquired entities for the quarter and nine months ended December 23, 2017 totaled $4.6 million and $8.2 million, respectively, for the period from acquisition date through December 23, 2017.

Supplemental pro forma information for the current or prior reporting periods has not been presented due to the impracticability of obtaining detailed, accurate or reliable data for the periods the acquired entities were not owned by Monro.

MONRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

We have recorded the identifiable assets acquired and liabilities assumed at their fair values as of their respective acquisition dates (including any measurement period adjustments), with the remainder recorded as goodwill as follows:

As of Acquisition Date
(Dollars in thousands)
Inventories	$474
Other current assets	146
Property, plant and equipment	6,677
Intangible assets	3,356
Other non-current assets	7
Long-term deferred income tax assets	2,738
Total assets acquired	13,398
Other current liabilities	1,309
Long-term capital leases and financing obligations	11,298
Other long-term liabilities	147
Total liabilities assumed	12,754
Total net identifiable assets assumed	$644
Total consideration transferred	$15,742
Less: total net identifiable assets assumed	644
Goodwill	$15,098

The following are the intangible assets acquired and their respective fair values and weighted average useful lives:

	As of Acquisition Date
	Dollars in thousands	Weighted Average Useful Life
Favorable leases	$2,304	10 years
Customer lists	1,052	7 years
Total	$3,356	9 years

As a result of the updated purchase price allocations for the entities acquired during the fiscal year ended March 31, 2018, certain of the fair value amounts previously estimated were adjusted during the measurement period.  These measurement period adjustments resulted from updated valuation reports and appraisals received from our external valuation specialists, as well as revisions to internal estimates.  The changes in estimates include a decrease in inventories of $.1 million; a decrease in property, plant and equipment of $.2 million and a decrease in intangible assets of $.2 million.  The measurement period adjustments resulted in an increase of goodwill of $.5 million.

The measurement period adjustments were not material to the Consolidated Statement of Comprehensive Income for the quarter and nine months ended December 29, 2018.

We continue to refine the valuation data and estimates primarily related to inventory, warranty reserves, intangible assets, real estate, and real property leases for fiscal 2018 acquisitions which closed subsequent to December 23, 2017 and the fiscal 2019 acquisitions, and expect to complete the valuations no later than the first anniversary date of the respective acquisition.  We anticipate that adjustments will continue to be made to the fair values of identifiable assets acquired and liabilities assumed and those adjustments may or may not be material.

Note 3 – Earnings per Common Share

Basic earnings per common share amounts are computed by dividing income available to common shareholders, after deducting preferred stock dividends, by the average number of common shares outstanding.  Diluted earnings per common share amounts assume the issuance of common stock for all potentially dilutive equivalent securities outstanding.

MONRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following is a reconciliation of basic and diluted earnings per common share for the respective periods:

	Quarter Ended		Nine Months Ended
	Fiscal December		Fiscal December
	2018	2017	2018	2017
	(Amounts in thousands,
	except per share data)
Numerator for earnings per common share calculation:
Net income	$20,531	$11,601	$62,936	$46,452
Less: Preferred stock dividends	(102)	(92)	(306)	(276)
Income available to common shareholders	$20,429	$11,509	$62,630	$46,176
Denominator for earnings per common share calculation:
Weighted average common shares, basic	33,032	32,779	32,932	32,746
Effect of dilutive securities:
Preferred stock	510	510	510	510
Stock options	195	52	134	57
Restricted stock	29	11	29	4
Weighted average number of common shares, diluted	33,766	33,352	33,605	33,317
Basic earnings per common share:	$.62	$.35	$1.90	$1.41
Diluted earnings per common share:	$.61	$.35	$1.87	$1.39

The computation of diluted earnings per common share excludes the effect of the assumed exercise of approximately 120,000 and 274,000 stock options for the quarter and nine months ended December 29, 2018, respectively, and 934,000 and 1,096,000 stock options for the quarter and nine months ended December 23, 2017, respectively.  Such amounts were excluded as the exercise price of these stock options was greater than the average market value of our common stock for those periods, resulting in an anti-dilutive effect on diluted earnings per common share.

Note 4 – Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law.  The Tax Act made broad and complex changes to U.S. federal corporate income taxation.  Additionally, in December 2017, the staff of the SEC issued guidance under Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act,” allowing taxpayers to record provisional amounts for reasonable estimates when they did not have the necessary information available, prepared or analyzed in reasonable detail to complete their accounting for certain income tax effects of the Tax Act.  During the quarter ended December 23, 2017, we recorded a provisional reduction to our net deferred tax asset, as well as a corresponding increase to income tax expense of $5.3 million related to the revaluation of our net deferred tax asset.  Additionally, we recognized an income tax benefit of approximately $2.3 million during the quarter ended December 23, 2017 related to the impact of the reduction in the federal statutory income tax rate on our fiscal 2018 estimated annual effective tax rate.  The guidance also provided a measurement period, which extended no longer than one year from the enactment date of the Tax Act, during which a company may complete its accounting for the income tax accounting implications of the Tax Act.  As of December 29, 2018, our accounting for the impact of the Tax Act is complete.  We did not record any material adjustments for the quarter and nine months ended December 29, 2018 to provisional amounts previously recorded.  See Note 7 of our Consolidated Financial Statements included in our 2018 Annual Report on Form 10-K for further information.

In the normal course of business, we provide for uncertain tax positions and the related interest and penalties, and adjust our unrecognized tax benefits and accrued interest and penalties accordingly.  The total amounts of unrecognized tax benefits were $6.9 million and $6.2 million at December 29, 2018 and March 31, 2018, respectively, the majority of which, if recognized, would affect our effective tax rate.  Additionally, we have accrued interest and penalties related to unrecognized tax benefits of approximately $.5 million and $.4 million as of December 29, 2018 and March 31, 2018, respectively.

We file U.S. federal income tax returns and income tax returns in various state jurisdictions.  We have finalized the examination by the Internal Revenue Service of our fiscal 2016 and fiscal 2017 tax years and have recorded an income tax benefit of approximately $2.0 million related to a retroactive accounting method change application that was accepted by the Internal Revenue Service.  An income tax benefit was recorded primarily due to the difference in the federal statutory income tax rate of 35% that applies to the refund amounts resulting from the accounting method change for the examination years, as compared to the federal statutory income tax rate of 21% for which deferred tax accounting applies.  Additionally, various state tax years remain subject to income tax examinations by tax authorities.

MONRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 5 – Fair Value

Long-term debt had a carrying amount that approximates a fair value of $119.9 million as of December 29, 2018, as compared to a carrying amount and a fair value of $148.1 million as of March 31, 2018.  The fair value of long-term debt was estimated based on discounted cash flow analyses using either quoted market prices for the same or similar issues, or the current interest rates offered to Monro for debt with similar maturities.

Note 6 – Cash Dividend

In May 2018, our Board of Directors declared its intention to pay a regular quarterly cash dividend during fiscal 2019 of $.20 per common share or common share equivalent beginning with the first quarter of fiscal 2019.  We paid dividends of $20.1 million during the nine months ended December 29, 2018.  However, the declaration of and any determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, compliance with charter and credit facility restrictions, and such other factors as the Board of Directors deems relevant.

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

Revenue from the sale of tire road hazard warranty agreements (included in the Tires product group in the table summarizing disaggregated revenue by product group below) is initially deferred and is recognized over the contract period as costs are expected to be incurred in performing such services, typically 21 to 36 months. The amounts recorded for deferred revenue balances at December 29, 2018 and March 31, 2018 were $17.3 million and $17.2 million, respectively, of which $12.1 million and $11.9 million, respectively, are reported in Warranty reserves and $5.2 million and $5.3 million, respectively, are reported in Other long-term liabilities in our Consolidated Balance Sheets.

The following table summarizes deferred revenue related to road hazard warranty agreements from March 31, 2018 to December 29, 2018:

Dollars in
thousands
Balance at March 31, 2018	$17,182
Deferral of revenue	12,647
Deferral of revenue from acquisitions	566
Recognition of revenue	(13,121)
Balance at December 29, 2018	$17,274

We expect to recognize $4.0 million of deferred revenue related to road hazard warranty agreements in the remainder of fiscal 2019, $9.7 million of such deferred revenue during our fiscal year ending March 28, 2020, and $3.6 million of such deferred revenue thereafter.

Under various arrangements, we receive from certain tire vendors a delivery commission and reimbursement for the cost of the tire that we may deliver to customers on behalf of the tire vendor.  The commission we earn from these transactions (included in the Tires product group in the following table) is as an agent and the net amount retained is recorded as sales.

MONRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes disaggregated revenue by product group:

	Quarter Ended		Nine Months Ended
	Fiscal December		Fiscal December
	2018	2017	2018	2017
	(Dollars in thousands)
Revenues:
Brakes	$38,028	$33,313	$124,677	$109,917
Exhaust	6,802	6,264	22,751	20,137
Steering	23,188	22,778	71,894	69,642
Tires	167,715	152,544	459,236	420,173
Maintenance	73,582	70,043	232,062	219,834
Other	795	788	2,407	2,534
Total	$310,110	$285,730	$913,027	$842,237

Note 8 – Subsequent Events

See Note 2 for a discussion of acquisitions subsequent to December 29, 2018.

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

Results of Operations

The following table sets forth income statement data of Monro expressed as a percentage of sales for the fiscal periods indicated:

	Quarter Ended		Nine Months Ended
	Fiscal December		Fiscal December
	2018	2017	2018	2017
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including distribution and occupancy costs	62.0	62.6	61.1	61.1
Gross profit	38.0	37.4	38.9	38.9
Operating, selling, general and administrative expenses	28.1	27.2	28.1	27.4
Operating income	9.9	10.3	10.8	11.5
Interest expense - net	2.2	2.1	2.2	2.1
Other income - net	(0.1)	-	(0.1)	-
Income before provision for income taxes	7.8	8.1	8.7	9.4
Provision for income taxes	1.2	4.1	1.8	3.9
Net income	6.6%	4.1%	6.9%	5.5%

Third Quarter and Nine Months Ended December 29, 2018 as Compared to Third Quarter and Nine Months Ended December 23, 2017

Sales were $310.1 million for the quarter ended December 29, 2018 as compared with $285.7 million for the quarter ended December 23, 2017.  The sales increase of $24.4 million, or 8.5%, was due to an increase of $19.8 million related to new stores, of which $14.3 million came from the fiscal 2019 and fiscal 2018 acquisitions.  Additionally, comparable store sales increased by 2.2%.  Partially offsetting this was a decrease in sales from closed stores amounting to $1.3 million.  There were 90 selling days in the quarter ended December 23, 2017 as compared to 89 selling days in the quarter ended December 29, 2018 due to the timing of the Christmas holiday.  Adjusting for days, comparable store sales increased by 3.3%.

Sales were $913.0 million for the nine months ended December 29, 2018 as compared with $842.2 million for the nine months ended December 23, 2017.  The sales increase of $70.8 million, or 8.4%, was due to an increase of $54.0 million related to new stores, of which $39.5 million came from the fiscal 2019 and fiscal 2018 acquisitions.  Additionally, comparable store sales increased by 2.4%.  Partially offsetting this was a decrease in sales from closed stores amounting to $4.8 million.  There were 271 selling days in the nine months ended December 23, 2017 as compared to 270 selling days in the nine months ended December 29, 2018.  Adjusting for days, comparable store sales increased by 2.8%.

Barter sales of slower moving inventory totaled approximately $3.7 million and $1.8 million for the nine months ended December 29, 2018 and December 23, 2017, respectively.  There were no barter sales in the third quarter of fiscal 2019 or fiscal 2018.

At December 29, 2018, we had 1,186 Company-operated stores and 99 franchised locations as compared with 1,138 Company-operated stores and 103 franchised locations at December 23, 2017.  At March 31, 2018, we had 1,150 Company-operated stores and 102 franchised locations.  During the quarter ended December 29, 2018, we added nine Company-operated stores and closed one store.  Additionally, two franchised locations were opened during the quarter and nine months ended December 29, 2018.  Year-to-date, we have added 45 Company-operated stores (including five purchased from existing franchisees) and closed nine stores.

Comparable store brakes, tires and alignment category sales for the quarter ended December 29, 2018 increased by approximately 12%, 3% and 1%, respectively, from the prior year quarter when adjusted for days.  However, front end/shocks category sales for the quarter ended December 29, 2018 decreased by approximately 4% on a comparable store basis when adjusted for days as compared to the same period in the prior year.  Comparable store maintenance services category sales for the quarter ended December 29, 2018 when adjusted for days were relatively flat from the prior year quarter.  Comparable store sales when adjusted for days were impacted by higher average ticket from improved in-store execution.

Gross profit for the quarter ended December 29, 2018 was $118.0 million or 38.0% of sales as compared with $107.0 million or 37.4% of sales for the quarter ended December 23, 2017.  The increase in gross profit for the quarter ended December 29, 2018, as a percentage of sales, was due primarily to a decrease in labor costs as a percentage of sales as compared to the prior year quarter due to a continued focus on our store staffing optimization initiative, as well as a decrease in distribution and occupancy costs as a percentage of sales from the prior year as we gained leverage on these largely fixed costs with higher overall comparable store sales.  Partially offsetting these decreases was an increase in material costs which increased slightly as a percentage of sales as compared to the prior year quarter due primarily to a shift in sales mix related to recent acquisitions that have included commercial and wholesale tire locations.

At our retail tire and automotive repair locations, we provide a broad range of services on passenger cars, light trucks and vans for brakes; mufflers and exhaust systems; and steering, drive train, suspension and wheel alignment.  We also provide other products and services, including tires and routine maintenance services, including state inspections.  In recent years, including fiscal 2019, we acquired certain tire and automotive repair locations that also serve commercial customers and sell tires to customers for resale.  These locations conduct tire and automotive repair activities that are similar to our retail locations, other than with respect to the lower gross margin sales mix resulting from the sale of commercial tires and the lower gross margin of the wholesale locations.  The lower gross margin at our wholesale locations is due primarily to the higher mix of tires sold and the fact that those tire sales do not include installation or other tire related services that are more common at other locations.  During the quarter ended December 29, 2018, there was an increase in consolidated revenue from the prior year quarter of approximately $8.3 million due to increased sales from commercial and wholesale locations acquired in fiscal 2019.  Additionally, due to the sales mix from our commercial and wholesale locations acquired in fiscal 2019, our consolidated gross margin for the quarter ended December 29, 2018 was reduced by approximately 90 basis points from the prior year quarter.

On a comparable store basis, gross profit for the quarter ended December 29, 2018 increased by approximately 160 basis points as compared to the prior year quarter.

Gross profit for the nine months ended December 29, 2018 was $355.2 million as compared to $327.8 million for the nine months ended December 23, 2017 and remained flat at 38.9% of sales as compared to the same period of the prior year.  For the nine months ended December 29, 2018, the increase in material costs as a percentage of sales, resulting from a shift in sales mix related to recent acquisitions, including the recently acquired commercial and wholesale tire locations, was offset by a decrease in labor costs, as well as distribution and occupancy costs, which decreased as a percentage of sales, when compared to the same period in the prior year.

On a comparable store basis, gross profit for the nine months ended December 29, 2018 increased by approximately 70 basis points as compared to the prior year period.

Operating expenses for the quarter ended December 29, 2018 were $87.3 million or 28.1% of sales as compared to $77.7 million or 27.2% of sales for the quarter ended December 23, 2017.  During the quarter ended December 23, 2017, operating expenses included approximately $2.7 million in one-time costs consisting of $2.0 million in litigation settlement costs and $.7 million in management transition costs.  The increase in operating expenses from the comparable period of the prior year is primarily due to $1.5 million in costs related to Monro.Forward initiatives and investments, including $.4 million in one-time costs, in order to enhance operational excellence and customer experience, as well as $.4 million of corporate and field management realignment costs.  The remaining increase includes increased expenses for 48 net new stores, as well as increased incentive compensation expense related to our improved performance.

For the nine months ended December 29, 2018, operating expenses increased by $25.9 million to $256.9 million from the comparable period of the prior year and were 28.1% of sales as compared to 27.4% of sales for the nine months ended December 23, 2017.  During the nine months ended December 23, 2017, operating expenses included approximately $4.2 million in one-time costs consisting of $2.0 million in litigation settlement costs and $2.2 million in management transition costs.  The increase in operating expenses from the comparable period of the prior year is primarily due to $4.9 million in costs related to Monro.Forward initiatives and investments, including $2.2 million in one-time costs, in order to enhance operational excellence and customer experience, as well as $.4 million of corporate and field management realignment costs.  The remaining increase includes increased expenses for new stores, as well as increased incentive compensation expense related to our improved performance.

Operating income for the quarter ended December 29, 2018 of approximately $30.7 million increased by 4.8% as compared to operating income of approximately $29.3 million for the quarter ended December 23, 2017, and decreased as a percentage of sales from 10.3% to 9.9% for the reasons described above.  Adjusting for the impact on operating income for the reduction of selling days due to the Christmas holiday shift, operating income was 10.3% of sales.

Operating income for the nine months ended December 29, 2018 of approximately $98.3 million increased by 1.5% as compared to operating income of approximately $96.9 million for the nine months ended December 23, 2017, and decreased as a percentage of sales from 11.5% to 10.8% for the reasons described above.  Adjusting for the impact on operating income for the reduction of selling days due to the Christmas holiday shift, operating income was 10.9% of sales.

Net interest expense for the quarter ended December 29, 2018 increased by approximately $.7 million as compared to the same period in the prior year, and increased from 2.1% to 2.2% as a percentage of sales for the same periods.  The weighted average debt outstanding for the quarter ended December 29, 2018 decreased by approximately $7 million as compared to the quarter ended December 23, 2017.  This decrease is primarily related to a decrease in debt outstanding under our Revolving Credit Facility, partially offset by an increase in capital lease debt recorded in connection with the fiscal 2018 and fiscal 2019 acquisitions and greenfield expansion.  There was also an increase in the weighted average interest rate for the quarter ended December 29, 2018 of approximately 70 basis points as compared to the third quarter of the prior year.  The increase in the weighted average interest rate for the quarter ended December 29, 2018 was due to an increase in the LIBOR and prime rates from the prior year period.

Net interest expense for the nine months ended December 29, 2018 increased by approximately $2.2 million as compared to the same period in the prior year, and increased from 2.1% to 2.2% as a percentage of sales for the same periods.  Weighted average debt increased by approximately $11 million and the weighted average interest rate increased by approximately 60 basis points as compared to the same period of the prior year.

The effective income tax rate for the quarter ended December 29, 2018 and December 23, 2017 was 15.3% and 50.1%, respectively, of pre-tax income.  The effective income tax rate for each respective period was significantly impacted by the Tax Cuts and Jobs Act (the “Tax Act”).  Our effective income tax rate for the quarter ended December 29, 2018 benefited from a reduced federal statutory income tax rate.  The effective income tax rate for the quarter ended December 29, 2018 reflects an income tax benefit of $2.0 million arising from the Internal Revenue Service’s examination of our fiscal 2016 and fiscal 2017 tax years.  An income tax benefit was recorded primarily due to the difference in the federal statutory income tax rate of 35% that applies to refund amounts resulting from an application for a retroactive accounting method change that was accepted by the Internal Revenue Service, as compared to the federal statutory income tax rate of 21% for which deferred tax accounting applies.  In addition, as it relates to the Tax Act, we recorded a provisional tax expense of $5.3 million during the quarter ended December 23, 2017 for the revaluation of our net deferred tax assets.  Additional discrete tax items recognized during each respective quarter are insignificant.

The effective income tax rate for the nine months ended December 29, 2018 and December 23, 2017 was 20.3% and 41.4%, respectively, of pre-tax income.  The effective income tax rate for each respective period was significantly impacted by the Tax Act.  Our effective income tax rate for the nine months ended December 29, 2018 benefited from a reduced federal statutory income tax rate.  The effective income tax rate for the nine months ended December 29, 2018 reflects an income tax benefit of $2.0 million arising from the Internal Revenue Service’s examination of our fiscal 2016 and fiscal 2017 tax years.  In addition, as it relates to the Tax Act, we recorded a provisional tax expense of $5.3 million during the nine months ended December 23, 2017 for the revaluation of our net deferred tax assets.  Additional discrete tax items recognized during each respective period are insignificant.

Net income for the quarter ended December 29, 2018 of $20.5 million increased 77.0% from net income for the quarter ended December 23, 2017.  Earnings per common share on a diluted basis for the quarter ended December 29, 2018 of $.61, including $.06 per share of income tax benefit offset by $.01 per share of non-recurring costs related to Monro.Forward initiatives and investments, $.01 per share of corporate and field management realignment costs and $.04 per share of negative impact from the reduction in selling days, increased 74.3% as compared to diluted earnings per share of $.35 for the quarter ended December 23, 2017, which included $.15 per share of one-time costs, including $.10 per share related to the net impact of the Tax Act, $.04 per share in litigation settlement costs and $.01 per share in management transition costs.

For the nine months ended December 29, 2018, net income of $62.9 million increased 35.5% from net income for the nine months ended December 23, 2017.  Earnings per common share on a diluted basis for the nine months ended December 29, 2018 of $1.87, including $.05 per share of non-recurring costs related to Monro.Forward initiatives and investments, $.01 per share of corporate and field management realignment costs, and $.04 per share of negative impact from the reduction in selling days, partially offset by $.06 per share of income tax benefit, increased 34.5% as compared to diluted earnings per share of $1.39 for the nine months ended December 23, 2017, which included $.18 per share in one-time costs, including $.10 per share related to the net impact of the Tax Act, $.04 per share in litigation settlement costs and $.04 per share in management transition costs.

Capital Resources and Liquidity

Capital Resources

Our primary capital requirements in fiscal 2019 are the upgrading of facilities and systems and the funding of our store expansion program, including potential acquisitions of existing store chains.  For the nine months ended December 29, 2018, we spent approximately $76.8 million on these items.  Capital requirements were met primarily by cash flow from operations and from our revolving credit facility.

In May 2018, our Board of Directors declared its intention to pay a regular quarterly cash dividend of $.20 per common share or common share equivalent beginning with the first quarter of fiscal 2019.  We paid dividends of $20.1 million during the nine months ended December 29, 2018.  However, the declaration of and any determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on Monro’s financial condition, results of operations, capital requirements, compliance with charter and credit facility restrictions, and such other factors as the Board of Directors deems relevant.

Additionally, we have signed a definitive asset purchase agreement to complete the acquisition of 12 retail tire and automotive repair stores located in Louisiana.  This transaction is expected to close during the fourth quarter of fiscal 2019 and is expected to be financed through our existing credit facility.

The acquisition subsequent to December 29, 2018 was financed through our existing credit facility.  See “Acquisitions” in Note 2 of our Condensed Consolidated Financial Statements.

We plan to continue to seek suitable acquisition candidates.  We believe we have sufficient resources available (including cash flow from operations and bank financing) to expand our business as currently planned for the next twelve months.

Liquidity

In January 2016, we entered into a new five-year $600 million revolving credit facility agreement currently with eight banks (the “Credit Facility”).  The Credit Facility replaced our previous revolving credit facility, as amended, which would have expired in December 2017.  Interest only is payable monthly throughout the Credit Facility’s term.  The Credit Facility increased our current borrowing capacity from our prior financing agreement by $350 million to $600 million, and includes an accordion feature permitting us to request an increase in availability of up to an additional $100 million, an increase of $25 million from our prior revolving credit facility.  The expanded facility bears interest at 75 to 175 basis points over LIBOR.  The Credit Facility requires fees payable quarterly throughout the term between .15% and .35% of the amount of the average net availability under the Credit Facility during the preceding quarter.  There was $119.9 million outstanding under the Credit Facility at December 29, 2018, as compared to $154.5 million outstanding at December 23, 2017.

Within the Credit Facility, we have a sub-facility of $80 million available for the purpose of issuing standby letters of credit.  The line requires fees aggregating 87.5 to 187.5 basis points over LIBOR annually of the face amount of each standby letter of credit, payable quarterly in arrears.  There was $31.4 million in an outstanding letter of credit at December 29, 2018.

The net availability under the Credit Facility at December 29, 2018 was $448.7 million.

Specific terms of the Credit Facility permit the payment of cash dividends not to exceed 50% of the prior year’s net income, and permit mortgages and specific lease financing arrangements with other parties with certain limitations.  Other specific terms and the maintenance of specified ratios are generally consistent with our prior financing agreement.  Additionally, the Credit Facility is not secured by our real property, although we have agreed not to encumber our real property, with certain permissible exceptions.  We were in compliance with all debt covenants at December 29, 2018.

In addition, we have financed certain store properties with capital leases/financing obligations, which amounted to $250.2 million at December 29, 2018 and are due in installments through May 2045.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 1 of the Company’s Condensed Consolidated Financial Statements for a discussion of the impact of recently issued accounting standards on our Condensed Consolidated Financial Statements as of December 29, 2018 and the expected impact on the Consolidated Financial Statements for future periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from potential changes in interest rates.  As of December 29, 2018, approximately .03% of our debt financing, excluding capital leases and financing obligations, was at fixed interest rates and, therefore, the fair value of such debt financing is affected by changes in market interest rates.  Our cash flow exposure on floating rate debt would result in annual interest expense fluctuations of approximately $1.2 million based upon our debt position at December 29, 2018 and approximately $1.5 million for the fiscal year ended March 31, 2018, respectively, given a 1% change in LIBOR.

Debt financing had a carrying amount that approximates a fair value of $119.9 million as of December 29, 2018, as compared to a carrying amount and a fair value of $148.1 million as of March 31, 2018.

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

Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended December 29, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MONRO, INC.

DATE: February 7, 2019	By:	/s/ Brett T. Ponton
Brett T. Ponton
Chief Executive Officer and President (Principal Executive Officer)

DATE: February 7, 2019	By:	/s/ Brian J. D’Ambrosia
Brian J. D’Ambrosia
Executive Vice President-Finance, Treasurer and
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)