Form 10-K
period 2019-03-30
MONRO, INC.
filed 2019-05-29
CIK 876427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

_________________________________________

FORM 10-K

_________________________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

Commission File Number 0-19357

_________________________________________

Monro, Inc.

(Exact name of Registrant as specified in its Charter)

New York	16-0838627
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Holleder Parkway,
Rochester, New York	14615
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (585) 647-6400

_________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	MNRO	The Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☒   NO ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES ☐   NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒   NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on September 29, 2018, was $2,231,200,000.

The number of shares of Registrant’s Common Stock outstanding as of May 17, 2019 was 33,178,154.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement (to be filed pursuant to Regulation 14A) for the 2019 Annual Meeting of Shareholders to be held August 13, 2019 (the “Proxy Statement”) are incorporated by reference in Part III of this report.

PART I

FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not historical facts, including (without limitation) statements made in this Item and in “Item 1. Business”, may contain statements of future expectations and other forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995.  When used in this Annual Report on Form 10-K, the words “anticipates,” “believes,” “contemplates,” “expects,” “see,” “could,” “may,” “estimate,” “appear,” “intend,” “plans,” “potential,” “strategy” and variations thereof and similar expressions, are intended to identify forward-looking statements.  Forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed.  These factors include, but are not necessarily limited to, product demand, dependence on and competition within the primary markets in which Monro, Inc.’s (“Monro,” the “Company,” “we,” “us,” or “our”) stores are located, the need for and costs associated with store renovations and other capital expenditures, the effect of economic conditions, seasonality, the impact of weather conditions and natural disasters, the impact of competitive services and pricing, parts supply restraints or difficulties, our dependence on vendors, including foreign vendors, changes in U.S. or foreign trade policies, including the impacts of tariffs or proposed tariffs, industry regulation, risks relating to leverage and debt service (including sensitivity to fluctuations in interest rates), continued availability of capital resources and financing, advances in automotive technologies, disruption or unauthorized access to our computer systems, risks relating to protection of customer and employee personal data, business interruptions, risks relating to litigation, risks relating to integration of acquired businesses, including goodwill impairment and the risks set forth in “Item 1A.  Risk Factors”.  Except as required by law, we do not undertake and specifically disclaim any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Item 1. Business

GENERAL

Monro is a chain of 1,197 Company-operated stores (as of March 30, 2019), 98 franchised locations, eight wholesale locations, three retread facilities and two dealer-operated stores providing automotive undercar repair and tire sales and services in the United States.  At March 30, 2019, Monro operated Company stores in 28 states, including Arkansas, Connecticut, Delaware, Florida, Georgia, Iowa, Illinois, Indiana, Kentucky, Maine, Maryland, Massachusetts, Michigan, Minnesota, Missouri, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Vermont, Virginia, West Virginia and Wisconsin, primarily under the names “Monro Auto Service and Tire Centers,” “Tread Quarters Discount Tire Auto Service Centers,” “Mr. Tire Auto Service Centers,” “Autotire Car Care Centers,” “Tire Warehouse Tires for Less,” “Tire Barn Warehouse,” “Ken Towery’s Tire & Auto Care,” “Tire Choice Auto Service Centers,” “FreeService Tire” and “Car-X Tire & Auto”.  Company-operated stores typically are situated in high-visibility locations in suburban areas and small towns, as well as in major metropolitan areas.  Company-operated stores serviced approximately 6.2 million vehicles in fiscal 2019.  (References herein to fiscal years are to the Company's year ended fiscal March, e.g., references to "fiscal 2019" are to the Company's fiscal year ended March 30, 2019.)

The predecessor to the Company was founded by Charles J. August in 1957 as a Midas Muffler franchise in Rochester, New York, specializing in mufflers and exhaust systems.  The Company was incorporated in the State of New York in 1959.  In 1966, we discontinued our affiliation with Midas Muffler, and began to diversify into a full line of undercar repair services.  An investor group led by Peter J. Solomon and Donald Glickman purchased a controlling interest in the Company in July 1984.  At that time, Monro operated 59 stores, located primarily in upstate New York, with approximately $21 million in sales in fiscal 1984.  Since 1984, we have continued our growth and have expanded our marketing area to include 27 additional states.

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

All of the Company-operated stores, except Tire Warehouse Tires for Less (“Tire Warehouse”) and Tire Barn Warehouse stores, provide the services described above.  Tire Warehouse and Tire Barn Warehouse stores only sell tires and tire related services and alignments.  However, a growing number of our Company-operated stores are more specialized in tire replacement and service and, accordingly, have a higher mix of sales in the tire category.  These Company-operated stores are described below as tire stores, whereas the remaining stores are described as service stores.  (See additional discussion under “Operations”.)  The acquisition of tire stores allows us to fill in our existing markets with a second store more specialized in tire replacement and service.  We believe this provides us with a competitive advantage, and we utilize this fill-in strategy to maximize density in the markets we operate in.

Included in the number of Company-operated stores described as tire stores are certain locations that also service commercial customers.  Our locations that serve commercial customers conduct tire and automotive repair activities that are similar to our retail locations, other than with respect to the sales mix resulting from the sale of commercial tires.  At March 30, 2019, there were 560 stores designated as service stores and 637 as tire stores.

In recent years, we have acquired multiple wholesale locations as well as retread facilities located in numerous states that operate under various names.  The wholesale locations, in most cases, sell tires to customers for resale, although these tire sales do not include installation or other tire related services.  The retread facilities re-manufacture tires through the replacement of tread on worn tires that are later sold to customers.

As of March 30, 2019, Monro had eight wholesale locations and three retread facilities.

Our sales mix for fiscal 2019, 2018 and 2017 was as follows:

	Service Stores			Tire Stores			Total Company
	FY19	FY18	FY17	FY19	FY18	FY17	FY19	FY18	FY17
Brakes	25%	23%	23%	9%	9%	9%	14%	13%	13%
Exhaust	7	7	8	1	1	1	2	2	2
Steering	10	11	11	7	8	8	8	8	9
Tires	22	23	22	61	60	59	50	50	49
Maintenance	36	36	36	22	22	23	26	27	27
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%

The Company has two wholly-owned operating subsidiaries, Monro Service Corporation and Car-X, LLC.

Monro Service Corporation, a Delaware corporation, holds all assets, rights, responsibilities and liabilities associated with our warehousing, purchasing, advertising, accounting, office services, payroll, cash management and certain other operations.  We believe that this structure has enhanced operational efficiency and provides cost savings.

On April 25, 2015, we acquired the Car-X brand, as well as the franchise rights for 146 auto service centers from Car-X Associates Corp.  Car-X, LLC, a Delaware limited liability company, operates as the franchisor through a standard royalty agreement, while Car-X remains a separate and independent brand and business with franchise operations based in Illinois.

As of March 30, 2019, Monro had 97 Car-X franchised locations.

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

INDUSTRY OVERVIEW

There are a number of industry trends driving a favorable shift in the automotive aftermarket.  New car sales have been robust over the past five years,1 resulting in consistent growth in the number of vehicles on the road,2 which on average are being driven more miles per year.3  Over the past few years, the industry has been growing significantly in vehicles zero to five years old, driven by the growth in new car sales after the Great Recession.4  Conversely, six to 12 year old vehicles, which we consider our targeted segment or our “sweet spot”, has declined over the past several years.5  However, these structural headwinds have been transitory, and are expected to turn into tailwinds over the next few years.

Additionally, vehicles generally need more service and repairs as they advance in age.  However, as consumers’ vehicles age, the consumers’ willingness to pay higher prices decreases.  We intend to be able to offer better value than the new car dealers to these more price-sensitive consumers.  Monro’s service menu is also focused on our sweet spot, focusing on items that provide good purchase frequency, like oil changes and other scheduled services, along with higher value services like tires, brakes and other undercar services.  These dynamics, combined with a declining number of service outlets and bays are important traffic drivers for us as consumers go to outlets they trust to provide tires, maintenance, and repair services for their vehicles.

The continued shift from Do-It-Yourself to Do-It-For-Me is another favorable trend in our industry.  The automotive aftermarket is estimated at approximately $287 billion in the U.S. and is primarily concentrated on the Do-It-For-Me channel, which represents about 80% of the market.6  There has been acceleration in the shift from Do-It-Yourself to Do-It-For-Me, and we expect that trend to continue with the increasing adoption of technology in new vehicles.

In addition, any meaningful shift to fully electric vehicles will create opportunities for expanded services to complement the tires, ride control and brake service that will still be required on those vehicles.  Monro provides our technicians with the necessary training to remain on the cutting edge of these changes.  However, these changes create challenges for smaller competitors, who will struggle to make the investments needed to keep up with the evolving marketplace.

We also believe that ride-sharing companies may provide increased opportunities for the automotive aftermarket.  Individuals who provide ride-sharing services are likely to drive their vehicles more, therefore potentially needing their vehicles serviced more often by providers such as Monro.  Additionally, while there is potential for fewer cars on the road due to these ride-sharing programs, this is not expected to have a near-term impact on our industry.

We believe Monro is well-positioned to capitalize on these evolving industry dynamics and favorable macro trends, which we expect will help position Monro to deliver consistent and sustainable organic growth.

MONRO.FORWARD STRATEGY

In October 2017, the Company completed a rigorous and comprehensive business assessment to identify areas of opportunity to improve in-store execution and the customer experience across our store base to drive higher traffic with a focus on overall customer lifetime value.

Based on these observations, we developed our strategic plan, called Monro.Forward, which is focused on four key pillars:

•

Improving the guest experience.  The key focus areas of this initiative are improving our online reputation, delivering a consistent five-star experience to our customers in store, and refreshing our store appearance.

•	Enhancing our customer centric engagement. Supported by data-driven market strategies we are improving our customer retention and acquisition efforts, as well as building a true omni-channel presence.

•	Optimizing our product and service offering. Through this initiative, we are redefining our selling approach and optimizing our tire assortment both in-store and online.

________________

1	Vehicle Sales: Autos and Light Trucks, retrieved from U.S. Bureau of Economic Analysis: FRED, Federal Reserve Bank of St. Louis (“FRED Economic Data”), May 2019
2	IHS Markit, report on U.S. Light Vehicles in Operation, accessed May 2018 (“IHS Markit Data”)
3	FRED Economic Data, Moving 12-Month Total Vehicle Miles Traveled, May 2019
4	IHS Markit Data, May 2018
5	ibid.
6	Auto Care Association, Auto Care Factbook, accessed May 2018

•

Accelerating productivity and team engagement.  By optimizing our store staffing model, creating a clearly defined career path, enhancing our training program and aligning our compensation we are driving to attain and retain quality talent.

We believe that these four key pillars, supported by investments in technology and data analytics, will create a scalable platform for sustainable growth over time.

Executing on accretive acquisition opportunities also remains a key element of our growth strategy.  Moving forward, we will continue to effectively as well as efficiently acquire our targets using a data-driven, analytical approach.  We have a robust pipeline and believe the fragmentation of our industry allows for many opportunities for consolidation.  Using consumer demographic analytics, we are able to better identify targets that operate in the markets with favorable demographics and customer trends, allowing us to enter regions we are poised to benefit most.  Additionally, to ensure we are capitalizing on these opportunities, we have added talent and structure to our mergers and acquisitions teams, who will work with our management team to ensure we capitalize on the momentum in the market.  Finally, we believe the implementation of our Monro.Forward initiatives will allow us to more effectively integrate acquisitions and drive higher return on investment (“ROI”) going forward as we will have a more structured, consistent and effective business model.

In that regard, we have completed many acquisitions, including:

Date of Acquisition	Seller	Number of Stores Acquired (a) (b)		Location of Stores	Current Brand (c) (Abbreviated)
June 2014	Kan Rock Tire Company, Inc.	9	(d)	MI	Monro
June 2014	Lentz U.S.A. Service Centers, Inc.	10	(d)	MI	Monro
August 2014	Hennelly Tire & Auto, Inc.	35		FL	Tire Choice
September 2014	Wood & Fullerton Stores, LLC	9		GA	Mr. Tire
December 2014	Gold Coast Tire & Auto Centers	9		FL	Tire Choice
March 2015	Martino Tire Stores	8		FL	Tire Choice
August 2015	Kost Tire Distributors, Inc.	27		NY, PA	Mr. Tire
May 2016	McGee Tire Stores, Inc.	29	(e)	FL	Tire Choice
September 2016	Clark Tire & Auto, Inc.	26	(f)	NC	Mr. Tire
February 2017	Nona, Inc.	16		IL, IA	Car-X
July 2017	UVR, Inc.	13	(d)	MI	Monro
August 2017	Auto MD, LLC	8		IL, IN	Car-X
March 2018	Appalachian Tire Products, Inc.	7		KY, OH, VA, WV	Mr. Tire
May 2018	Free Service Tire Company, Incorporated	12	(g)	TN	FreeService
July 2018	Sawyer Tire, Inc.	8		MO	Car-X
November 2018	Jeff Pohlman Tire & Auto Service, Inc.	5		OH	Car-X/ Mr. Tire
January 2019	R. A. Johnson, Inc.	13		FL	Tire Choice

_________________

(a)	Table includes only acquisitions of five or more Company-operated stores for the five-year fiscal period ended March 30, 2019.
(b)	Fifteen stores were subsequently closed due to redundancies or failure to achieve an acceptable level of profitability. See additional discussion under “Store Additions and Closings”.
(c)	In this table, “Monro” refers to the brand, not the corporation.
(d)	One acquired store was never opened.
(e)	One retread facility was also acquired and is operating under the McGee Tire name.
(f)	Four wholesale locations were also acquired and are operating under the Tires Now name and one retread facility was also acquired and is operating under the Tire Choice name.
(g)	Four wholesale locations and one retread facility were also acquired and are operating under the FreeService Tire name. (One wholesale location has since closed.)

As of March 30, 2019, Monro had 1,197 Company-operated stores, 98 franchised locations, eight wholesale locations, three retread facilities and two dealer locations located in 28 states.

STORE ADDITIONS AND CLOSINGS (a)

The following table shows the growth in the number of Company-operated stores over the last five fiscal years:

	Year Ended Fiscal March
	2019		2018		2017		2016		2015
Stores open at beginning of year	1,150		1,118		1,029		999		953
Stores added during year	60	(c)	49	(d)	105	(e)	52	(f)	92	(g)
Stores closed during year (b)	(13)		(17)		(16)		(22)		(46)
Stores open at end of year	1,197		1,150		1,118		1,029		999
Service stores	560		542		534		515		509
Tire stores	637		608		584		514		490

_________________

(a)	Table includes only Company-operated stores. No franchised, wholesale, retread or dealer locations are included.
(b)

Generally, stores were closed because they failed to achieve or maintain an acceptable level of profitability or because a new company store was opened in the same market at a more favorable location.  Additionally, in fiscal 2015, we closed the 34 remaining stores that operated in BJ’s Wholesale Clubs.

(c)	Includes 51 stores acquired in the fiscal 2019 Acquisitions.
(d)	Includes 45 stores acquired in the fiscal 2018 Acquisitions. (Excludes the UVR, Inc. store that was never opened.)
(e)	Includes 90 stores acquired in the fiscal 2017 Acquisitions.
(f)	Includes 40 stores acquired in the fiscal 2016 Acquisitions.
(g)	Includes 85 stores acquired in the fiscal 2015 Acquisitions. (Excludes the Kan Rock (1) and Lentz (1) stores that were never opened.)

In the first quarter of fiscal 2020, Monro completed acquisitions in two new states: California and Louisiana. The California acquisition includes 40 retail tire and automotive repair stores located in San Francisco, San Diego and Los Angeles and one distribution center located in Riverside, California while the Louisiana acquisition includes 12 retail tire and automotive repair stores.

We plan to add approximately 20 to 30 new greenfield stores in fiscal 2020 and to pursue appropriate acquisition candidates.  Greenfield stores include new construction as well as the acquisition of one to four store operations.

Key factors in market and site selection for selecting new greenfield store locations include population, demographic characteristics, vehicle population and the intensity of competition.  Monro partners with a customer analytics firm to provide market segmentation and demographic data specific to a geographic area in close proximity to a Monro location to identify high value lookalike customers and market directly to them.  Monro attempts to cluster stores in market areas in order to achieve economies of scale in advertising, supervision and distribution costs.  All new greenfield sites presently under consideration are within Monro's established market areas.

As a result of extensive analysis of our historical and projected store opening strategy, we have established major market profiles, as defined by market awareness: mature, existing and new markets.  Over the next several years, we expect to build or acquire stores in mature and existing markets in order to capitalize on our market presence and consumer awareness as well as grow in new markets through building and acquisitions.  During fiscal 2019, 39 of the stores added (including acquired stores) were located in existing markets and 21 stores were added (including acquired stores) in new markets.

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

At March 30, 2019, we leased the land and/or the building at approximately 72% of our store locations and owned the land and building at the remaining locations.  Monro's policy is to situate new stores in the best locations, without regard to the form of ownership required to develop the locations.

New service and tire stores, (excluding acquired stores), have average sales of approximately $400,000 and $1,050,000, respectively, in their first 12 months of operation, or $67,000 and $150,000, respectively, per bay.

STORE OPERATIONS

Store Format

As part of Monro.Forward, one of our largest initiatives is to improve our customers’ in-store experience.  This initiative is twofold and includes the implementation of standardized in-store operating procedures, followed by reimaging stores to create a more consistent appearance.  Through these efforts, we have taken major steps to improve our customers' in-store experience and help ensure that we deliver a 5-star experience at each of our store locations.

We have taken an education-centered approach to the in-store customer selling process and trained our teams to execute our standardized procedures, which we call our Monro Playbook, to drive consistency across all locations.  Our Monro Playbook includes clearly defined roles and responsibilities for our employees with a focus on service quality.  We expect that this clear and consistent selling approach, coupled with our stronger merchandise strategy, will be instrumental in driving higher in-store conversion.  To complement our Monro Playbook, we also established clear brand standards to align the appearance of our stores and further drive consistency across our store base that currently includes a wide range of stores and formats.  We are determining the appropriate scope of refresh needed for each of our stores by examining their age, size and market demographics to ensure we are investing the appropriate amount of capital to achieve the highest possible returns.

During the third quarter of fiscal 2019 we reached a significant milestone in this initiative by substantially completing our pilot initiative of 31 stores in Rochester, NY.  Following the successful completion of our pilot program, we are planning to roll out our brand operational standards across our store base and modernize our store portfolio over the next three to five years.

To drive improved consistency across our store base, we also implemented tablet-based dashboards and a cloud-based standardized store review process.  Our tablets and dashboards allow our store operation leaders to more effectively evaluate and manage each store's performance across numerous key performance indicators, including customer satisfaction and online reviews, traffic and sales trends by category, margin performance and staffing and labor metrics.  Managers have the ability to track these metrics versus historical trends and their peers, with the information flowing to them in near real time.

Our store review process now is standardized across all districts in the Company and will drive increased visibility into the field.  This standardized store review process allows us to take both a quantitative and qualitative approach to assessing our store performance, evaluating each store regularly on 135 points across five areas ranging from store appearance to operational performance.  Overall, we believe our data-driven approach and related investments in technology will drive efficiency in our stores and our field management organization, reducing the time that they spend identifying underlying causes of performance issues and allowing them to prioritize their time and attention to coach our store teams on improving their results.  The cloud-based systems will also increase the transparency and accountability throughout our organization and drive consistent improvement in execution across all of our stores.

The typical format for a Monro store is a free-standing building consisting of a sales area, fully-equipped service bays and a parts/tires storage area.  Most service bays are equipped with above-ground electric vehicle lifts.  Generally, each store is located within 25 miles of a “key” store which carries approximately double the inventory of a typical store and serves as a mini-distribution point for slower moving inventory for other stores in its area.  Individual store sizes, number of bays and stocking levels vary greatly, even within the service and tire store groups, and are dependent primarily on the availability of suitable store locations, population, demographics and intensity of competition among other factors.  (See additional discussion under “Store Additions and Closings”.)  A summary of average store data for service and tire stores is presented below:

				Average
				Number
	Average	Average		of Stock
	Number	Square	Average	Keeping
	of Bays	Feet	Inventory	Units (SKUs)
Service stores	6	4,700	$94,000	2,000
Tire stores (excluding Tire Warehouse and Tire Barn Warehouse stores)	8	6,700	$135,000	1,300

Data for the Tire Warehouse and Tire Barn Warehouse stores has been excluded because these locations primarily install new tires and wheels and many perform alignments.  Additionally, most Tire Warehouse stores have one indoor service bay to perform alignments.  The store building houses a waiting room, storage area and an area to mount and balance tires on the car’s wheels once the wheels and tires have been removed from the car.  Removal of old tires and wheels from, and installation of new tires and wheels on, customers’ cars are performed outdoors under a carport.  The average inventory carried by the Tire Warehouse and Tire Barn Warehouse stores is $224,000 per store.

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

Inventory Control and Management Information System

All Company stores communicate daily with the corporate headquarters and warehouse by computerized inventory control and electronic POS management information systems, which enable us to collect sales and operational data on a daily basis, to adjust store pricing to reflect local conditions and to control inventory on a near "real-time" basis.  Additionally, each store has access, through the POS system, to the inventory carried by up to the 14 stores or warehouse nearest to it.  Management believes that this feature improves customer satisfaction and store productivity by reducing the time required to locate out-of-stock parts and tires.  It also improves profitability because it reduces the amount of inventory which must be purchased outside Monro from local vendors.

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

We are an active member of the Automotive Maintenance & Repair Association (“AMRA”).  AMRA is an organization of automotive retailers, wholesalers and manufacturers which was established as part of an industry-wide effort to address the ethics and business practices of companies in the automotive repair industry through the Motorist Assurance Program (“MAP”).  Participating companies commit to improving consumer confidence and trust in the automotive repair industry by adopting “Uniform Inspection Communication Standards” (“UICS”) established by MAP.  These UICS are available in our stores and serve to provide consistent recommendations to customers in the diagnosis and repair of a vehicle.

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

We believe that the ability to recruit and retain qualified technicians is an important competitive factor in the automotive repair industry, which has historically experienced a high turnover rate.  As part of our Monro.Forward strategy, we are creating a clearly defined career path and enhanced training program to attract, develop and retain our talent.

During fiscal 2019, we also optimized our store staffing model by rightsizing our overstaffed and understaffed stores.  As a next step, we will implement a cloud-based data-driven store staffing and scheduling system to drive further staffing efficiency by more accurately re-balancing the level of technical skills in each store, ensuring our stores are staffed with technicians who have the right skill levels based on sales and volume mix as well as that store's growth potential.

To attract the right talent and build the best team in the aftermarket auto industry, we are focused on providing our people with the right training to optimize their performance.  To accomplish this, we have created a cloud-based curriculum called Monro University, with the pilot phase launched during the third quarter of fiscal 2019.  This will provide our employees with the technical training needed to effectively serve our customers today and prepare them to handle future technician requirements as vehicles become more complex with the increased adoption of technology.

In addition to Monro University, our training department develops and coordinates technical training courses on critical areas of automotive repair to Monro technicians (e.g. Antilock braking systems (“ABS”) brake repair, drivability, tire pressure monitoring system (“TPMS”), etc.) and also conducts required technical training to maintain compliance with state inspection licenses, where applicable, and AMRA/MAP accreditation.  Additionally, our training department holds periodic field technical clinics for store personnel and coordinates technician attendance at technical clinics offered by our vendors.  We have electronic repair manuals installed in all of our stores for daily reference.  We also issue technical bulletins to all stores on innovative or complex repair processes, and maintain a centralized database for technical repair problems.  In addition, Monro has established a telephone technical help line to provide assistance to store personnel in resolving problems encountered while diagnosing and repairing vehicles.  The help line is available during all hours of store operation.  A comprehensive set of on-line courses in automotive repair and tire service is made available for our technicians to participate in at no cost.

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

We also expect to drive higher retention by providing more transparency into career opportunities and to aid our employees in charting their own course towards advancement.  This is further supported by annual reviews with employees to align their own developmental objectives with our desired business objectives.  Further, we ensure our incentives are tightly connected to desired performance.  While our previous compensation model was based solely on profitability, our new compensation model is based on a balanced scorecard that rewards same-store sales growth, profitability and the customer experience.  The incentives are designed to increase as the employees' performance improves with maximum payouts for outstanding performance.  This new compensation plan also streamlines all previous bonus programs, creating consistency and providing us the ability to use labor more productively across our stores and markets.

OPERATIONS

Monro provides our customers with a wide range of dependable, high-quality tire and automotive services at a competitive price by emphasizing the following key elements.

Products and Services

The typical store provides a full range of undercar repair services for brakes, steering, mufflers and exhaust systems, drive train, suspension and wheel alignment, as well as tire replacement and service.  These services apply to all makes and models of domestic and foreign cars, light trucks and vans.  During fiscal 2018, we conducted a comprehensive analysis of our product and service offerings to develop a clearly defined merchandise strategy.  As a result of this analysis, we launched Good, Better, Best service packages during the first quarter of fiscal 2019 to provide customers with clear options to choose the right services for their vehicle.  Offering several options keeps the customer education and in-store selling process simple and gives our employees the opportunity to trade customers up to higher-value packages and increase attachment sales.  Additionally, we are optimizing our tire assortment by leveraging the breadth of our tire brand portfolio to offer the right tires at the right price points.  Going forward, we also see potential in leveraging data analytics to align our tire inventory assortment with consumer demographics, so that we can provide the right-size tire inventory for the vehicle population surrounding our stores.

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

Included in maintenance services are oil change services, heating and cooling system "flush and fill" service, belt installation, fuel system service and a transmission "flush and fill" service.  Additionally, most stores replace and service batteries, starters and alternators.  Stores in certain states also perform annual state inspections.  Additionally, approximately 71% of our stores offer air conditioning services.

The format of the Tire Warehouse and Tire Barn Warehouse stores are slightly different from Monro’s typical service or tire stores (as described above) in that, generally, over 93% of the stores’ sales involve tire services, including the mounting and balancing of tires, and the sale of road hazard warranties.  Most of these stores also provide the installation of wiper blades.  Currently, 79% of Tire Warehouse and 93% of Tire Barn Warehouse stores perform alignments.

Customer Satisfaction

As part of our Monro.Forward strategy, we have fundamentally changed our culture from a transaction-focused business to one that is built on long-term customer relationships.  To achieve this goal, we launched a new technology-supported customer satisfaction and online review management system during the fourth quarter of fiscal 2018.  We are using this technology to help us solicit feedback from our customers across all major areas of their brand experience.  Additionally, we leverage our online reviews to learn more about what our customers want and need, and how we can always deliver a 5-star experience to them.  Utilizing the insights from these investments, we are making improvements to our store operations, which in turn are leading to a material improvement in Monro's overall star rating across online review sites.  As of March 30, 2019, we have an all-time high average Company rating of 4.5 stars across our 1,197 locations.  Equally important, we believe improved customer experience is a virtuous cycle, as it leads to improved online ratings that drive better visibility online, which in turn leads to increased conversion and ultimately higher potential traffic to our stores.

Competitive Pricing, Advertising and Co-branding Initiatives

Monro seeks to set competitive prices for quality services and products.  We support our pricing strategy with special offers and coupons distributed through a variety of channels including: direct mail, e-mail, digital advertising, newspaper advertising, home-delivered newsprint inserts and coupon booklets, promotional store signage and in-store displays.  In addition, to increase consumer awareness of the services we offer, Monro has a presence in traditional and online radio platforms, cable television, billboards and relevant directories.  We are concentrating our marketing efforts in high ROI channels, with an emphasis on the digital environment.  Our digital marketing efforts include paid and organic search on all major search engines, search remarketing and banner and mobile advertising.  We also manage social media profiles on a variety of platforms.  We leverage customer relationship marketing and data analytics to reach our customers where they are and deliver tailored messages based on our customer specific vehicle needs.

We are committed to building an omni-channel presence to create a seamless buying experience for our customers.  During the second quarter of fiscal 2019, we launched modernized retail and corporate websites, the first phase of this initiative and a major milestone in the development of our online presence.  Our websites include www.monro.com,  www.mrtire.com,  www.tqtire.com,  www.autotire.com,  www.tirewarehouse.net,  www.kentowery.com,  www.tirebarn.com,  www.thetirechoice.com,  www.freeservicetire.com and www.tiresnowonline.com.  With responsive optimized design for mobile users, a streamlined tire search and improved content and functionality, our new retail websites better position us to address our customers’ needs.  These websites help customers search for store locations, print coupons, make service appointments, shop for tires and access information on our services and products, as well as car care tips.  Importantly, they better showcase the solutions we provide to our customers, including our Good, Better, Best product and service packages.

Our corporate website is www.corporate.monro.com, which provides detailed information regarding Monro’s vision, values, leadership and financial performance.

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

PURCHASING AND DISTRIBUTION

Through our wholly-owned subsidiary, Monro Service Corporation, we select and purchase tires, parts and supplies for all Company-operated stores on a centralized basis through an automatic replenishment system.  Although purchases outside the centralized system are made when needed at the store level, these purchases are low by industry standards and accounted for approximately 19% of all parts and tires used in fiscal 2019.

Our ten largest vendors accounted for approximately 80% of our total stocking purchases, with the largest vendor accounting for approximately 26% of total stocking purchases in fiscal 2019.  In fiscal 2019, Monro imported approximately 16% of our parts and tire purchases.  We purchase parts, oil and tires from approximately 130 vendors.  Management believes that our relationships with vendors are excellent and that alternative sources of supply exist, at comparable cost, for substantially all parts used in our business.  We routinely obtain bids from vendors to ensure we are receiving competitive pricing and terms.

Amid global tariffs, market uncertainty and other material cost pressures, our vertically-integrated and diversified supply chain continues to drive our cost leadership position and remains a key differentiator in our industry.

Most parts are shipped by vendors to our warehouse facilities and are distributed to stores by the Monro-operated tractor/trailer fleet.  The majority of tires are shipped to our stores directly by vendors pursuant to orders placed by our headquarters staff.  Stores are replenished at least bi-weekly, and such replenishment fills, on average, 96% of all items ordered by the stores' automatic POS-driven replenishment system.  Monro operates warehouses in New York, Maryland, Virginia, New Hampshire, Kentucky, North Carolina, South Carolina, and Tennessee.  These warehouses each carry, on average, approximately 2,600 SKUs.

We enter into contracts with certain parts and tire suppliers, some of which require us to buy (at market competitive prices) up to 100% of our annual purchases of specific products.  These agreements expire at various dates.  We believe these agreements provide us with high quality, branded merchandise at preferred pricing, along with strong marketing and training support.

COMPETITION

Monro competes in the automotive service and tire industry.  This industry is generally highly competitive and fragmented, and the number, size and strength of competitors vary widely from region to region.  We believe that competition in this industry is based on customer service and reputation, store location, name awareness and price.  Monro's primary competitors include national and regional undercar, tire specialty and general automotive service chains, both franchised and company-operated; car dealerships, mass merchandisers’ operating service centers; and, to a lesser extent, gas stations, independent garages and Internet tire sellers.  Monro considers TBC Corporation (operating under the NTB, Merchant’s Tire, Midas and Tire Kingdom brands), Firestone Complete Auto Care service stores, The Pep Boys – Manny, Moe and Jack service stores, Meineke Discount Mufflers Inc., and Mavis Discount Tire to be direct competitors.  In most of the new markets that we have entered, at least one competitor was already present.  In identifying new markets, we analyze, among other factors, the intensity of competition.  (See "Monro.Forward Strategy” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations".)

EMPLOYEES

As of March 30, 2019, Monro had 8,183 employees, of whom 7,622 were employed in the field organization, 260 were employed at the warehouses, 244 were employed at our corporate headquarters and 57 were employed in other offices.  Monro's employees are not members of any union.

Our strong commitment to support our teammates' professional development and the cultural changes we have made across the organization have had a tremendous impact on our ability to retain talent, as evidenced by our quarterly turnover reaching its lowest level in the fourth quarter of fiscal 2019 since the fourth quarter of fiscal 2015. We have received strong positive feedback from our employees supporting our Monro.Forward initiatives and the actions the Company is taking to better serve our customers.

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

Monro strives to maintain an environmentally and socially conscious corporate culture, giving back our time, talent and financial resources however we can.  This is demonstrated by our recycling policies at our offices, warehouses and stores and our support of charitable organizations dedicated to caring for the communities and neighborhoods we serve.  In fiscal 2019, Monro recycled approximately 3.3 million gallons of oil and 3.0 million tires, as well as approximately 81,000 vehicle batteries and 30 tons of cardboard, all as part of the Company’s commitment to the environment.  Further, Monro and its employees donated to a number of charities during fiscal 2019, including over $260,000 to the United Way.  The United Way, which directly improves lives by mobilizing people and resources to advance the common good, has always been our primary charitable focus.  The Company and employees participate in the annual United Way campaign in Rochester, NY, our corporate headquarters, as well as in many other communities where we do business.

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

COMPANY INFORMATION AND SEC FILINGS

Monro maintains a website at www.corporate.monro.com and makes its annual, quarterly and periodic Securities and Exchange Commission (“SEC”) filings available through the Investors section of that website.  Monro’s SEC filings are available through this website free of charge, via a direct link to the SEC website at www.sec.gov.

Item 1A. Risk Factors

In addition to the risks discussed elsewhere in this annual report, the following are the important factors that could cause Monro’s actual results to differ materially from those projected in any forward looking statements:

We operate in the highly competitive automotive repair industry.

The automotive repair industry in which we operate is generally highly competitive and fragmented, and the number, size and strength of our competitors vary widely from region to region.  We believe that competition in the industry is based primarily on customer service, reputation, store location, name awareness and price.  Our primary competitors include national and regional undercar, tire specialty and general automotive service chains, both franchised and company-operated, car dealerships, mass merchandisers operating service centers and, to a lesser extent, gas stations, independent garages and Internet tire sellers.  Some of our competitors have greater financial resources, are more geographically diverse and have better name recognition than we do, which might place us at a competitive disadvantage to those competitors.  Because we seek to offer competitive prices, if our competitors reduce prices, we may be forced to reduce our prices, which could have a material adverse effect on our business, financial condition and results of operations.  Further, our success within this industry also depends upon our ability to respond in a timely manner to changes in customer demands for both products and services.  We cannot assure that we, or any of our stores, will be able to compete effectively.  If we are unable to compete successfully in new and existing markets, we may not achieve our projected revenue and profitability targets.

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

Further, our industry is influenced by the number of miles driven by automobile owners.  Factors that may cause the number of miles driven by automobile owners to decrease include the weather, travel patterns, gas prices and fluctuations in the general economy.  Should a significant reduction in the number of miles driven by automobile owners occur, it would likely have an adverse effect on the demand for our products and services. For example, when the retail cost of gasoline increases, the number of miles driven by automobile owners may decrease, which could result in less frequent service intervals and fewer repairs.  Accordingly, a significant reduction in the number of miles driven by automobile owners could have a material adverse effect on our business and results of operations.

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

Changes in the U.S. trade environment, including the imposition of import tariffs, could adversely affect our consolidated results of operations and cash flows.

The U.S. government has imposed new or higher tariffs on specified imported products originating from China in response to what it characterizes as unfair trade practices, and China has responded by imposing new or higher tariffs on specified products imported from the United States.  Additionally, in 2018, the U.S. government imposed imported steel and aluminum tariffs in response to national security concerns and several countries retaliated by proposing or imposing new tariffs on specified products imported from the United States.  In the spring of 2019, trade tensions with China increased as the U.S. government proposed additional tariffs and the Chinese government proposed retaliatory tariffs.

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

In addition, we depend on a number of products (e.g. brake parts, tires, oil filters) produced in foreign markets. The U.S. government has made proposals and taken actions intended to address trade imbalances, which include encouraging increased production in the United States. These proposals could result in increased customs duties and the renegotiation of certain U.S. trade agreements, which in turn could cause an increase in the prices we pay for certain of the products we sell. Any changes in U.S. trade policies, or uncertainty with respect to the future of U.S. trade policies, resulting in increased costs which we are not able to offset with pricing increases of our own could adversely affect our financial performance.

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

If any of our locations in a particular region are unexpectedly closed permanently or for a period of time, it could have a negative impact on our business.  Such closures could occur as a result of circumstances out of our control, including war, acts of terrorism, extreme weather conditions and other natural disasters.  Further, if our ability to obtain products and merchandise for use in our stores is impeded, it could have a negative impact on our business.  Factors that could negatively affect our ability to obtain products and merchandise include the sudden inability to import goods into the United States for any reason and the curtailment or delay of commercial transportation. While we do maintain business interruption insurance, there is no guarantee that we will be able to use such insurance for any particular location closure or other interruption in operations.

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

The nature of our business involves the receipt and storage of personally identifiable data of our customers and employees.  This type of data is subject to legislation and regulation in various jurisdictions. We have been subject to cyber-attacks in the past and we may suffer data security breaches arising from future attacks. Data security breaches suffered by well-known companies and institutions have attracted a substantial amount of media attention, prompting state and federal legislative proposals addressing data privacy and security. We may become exposed to potential liabilities with respect to the data that we collect, manage and process, and may incur legal costs if our information security policies and procedures are not effective or if we are required to defend our methods of collection, processing and storage of personal data. Future investigations, lawsuits or adverse publicity relating to our methods of handling personal data could adversely affect our business, results of operations, financial condition and cash flows due to the costs and negative market reaction relating to such developments.

We may not have the resources or technical expertise to anticipate or prevent rapidly evolving types of cyber-attacks. Attacks have been targeted at us, our customers, or others who have entrusted us with information. Actual or anticipated attacks will cause us to incur increased costs, including costs to hire additional personnel, purchase additional protection technologies, train employees, and engage third-party experts and consultants. In addition, data and security breaches can also occur as a result of non-technical issues, including breach by us or by persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. Any compromise or breach of our security could result in violation of applicable privacy and other laws, significant legal and financial exposure, and a loss of confidence in our security measures, which could have a material adverse effect on our results of operations and our reputation.

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

Management believes that our continued growth in sales and profit is dependent, in large part, upon our ability to operate new stores that we open or acquire on a profitable basis.  In order to do so, we must find reasonably priced new store locations and acquisition candidates that meet our criteria and we must integrate any new stores (opened or acquired) into our system.  Our growth and profitability could be adversely affected if we are unable to open or acquire new stores or if new or existing stores do not operate at a sufficient level of profitability. In addition, our profitability could be adversely affected if we fail to retain key personnel from acquired stores or assume unanticipated liabilities of acquired businesses. To the extent we acquire stores or expand into new geographic regions, we must anticipate the needs of customers and the vehicle population in those regions, which may differ from our existing customers and the vehicle populations we serve, while integrating the stores in the new geographic region into our existing network of stores. If new stores do not achieve expected levels of profitability or we are unable to integrate stores in new geographic regions into our business, our ability to remain in compliance with our debt covenants or to make required payments under our credit facility may be adversely impacted.

If our capital investments in remodeling existing or acquired stores, building new stores, and improving technology do not achieve appropriate returns, our competitive position, financial condition and results of operations could be adversely affected.

Our business depends, in part, on our ability to remodel existing or acquired stores and build new stores in a manner that achieves appropriate returns on our capital investment. Pursuing the wrong remodel or new store opportunities and any delays, cost increases, disruptions or other uncertainties related to those opportunities could adversely affect our results of operations.

We are currently making, and expect to continue to make, significant investments in technology to improve certain management systems. The effectiveness of these investments can be less predictable than remodeling stores, and might not provide the anticipated benefits or desired rates of return.

Pursuing the wrong investment opportunities, making an investment commitment significantly above or below our needs, or failing to effectively incorporate acquired businesses into our business could result in the loss of our competitive position and adversely affect our financial condition or results of operations.

Any impairment of goodwill, other intangible assets or long-lived assets could negatively impact our results of operations.

Our goodwill, other intangible assets and long-lived assets are subject to an impairment test on an annual basis and are also tested whenever events and circumstances indicate that goodwill, intangible assets and/or long-lived assets may be impaired.  Any excess goodwill resulting from the impairment test must be written off in the period of determination.  Intangible assets (other than goodwill and indefinite-lived intangible assets) and other long-lived assets are generally amortized or depreciated over the useful life of such assets.  In addition, from time to time, we may acquire or make an investment in a business that will require us to record goodwill based on the purchase price and the value of the acquired tangible and intangible assets.  We have significantly increased our goodwill as a result of our acquisitions.  We may subsequently experience unforeseen issues with the businesses we acquire, which may adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of recoverability of the recorded goodwill and intangible assets.  Future determinations of significant write-offs of goodwill, intangible assets or other long-lived assets, as a result of an impairment test or any accelerated amortization or depreciation of other intangible assets or other long-lived assets could have a material negative impact on our results of operations and financial condition.  We have completed our annual impairment test for goodwill, and have concluded that we do not have any impairment of goodwill for the year ended March 30, 2019.

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

We currently rely on cash flow from operations and our $600 million revolving credit facility with eight banks (the “Revolving Credit Facility”) to fund our business.  Amounts outstanding on the Revolving Credit Facility are reported as debt on our balance sheet.  While we believe that we have the ability to sufficiently fund our planned operations and capital expenditures for the foreseeable future, various risks to our business could result in circumstances that would materially affect our liquidity.  For example, cash flows from our operations could be affected by changes in consumer spending habits, the failure to maintain favorable vendor payment terms or our inability to successfully implement sales growth initiatives, among other factors.  We may be unsuccessful in securing alternative financing when needed on terms that we consider acceptable.

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

Our senior executives are important to our success because they have been instrumental in setting our strategic direction, operating our business, identifying, recruiting and training key personnel, identifying expansion opportunities and arranging necessary financing.  Losing the services of any of these individuals could adversely affect our business until a suitable replacement is found.  It may be difficult to replace them quickly with executives of comparable experience and capabilities.  Although we have employment agreements with certain of our executives, we cannot prevent them from terminating their employment with us. To the extent we have turnover within our management team, we may have to spend more time and resources training new members of management and integrating them in our company. The loss of service of any one of our key executives would likely cause a disruption in our business plans and may adversely impact our results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company, through Monro Service Corporation, owns its office/warehouse facility of approximately 165,000 square feet, which is located on 12.7 acres of land in Holleder Technology Park, in Rochester, New York.  Monro Service Corporation also owns a second office/warehouse facility of approximately 28,000 square feet, which is located on 11.8 acres of land in Swanzey, New Hampshire.  The Company also owns one retread facility in North Carolina.

Of Monro's 1,197 Company-operated stores at March 30, 2019, 338 were owned, 792 were leased and for 67 stores, only the land was leased.  We lease additional warehouse space in Maryland, Virginia, Kentucky, North Carolina, South Carolina, and Tennessee, and office space in Illinois and Florida for our Car-X franchise and McGee operations, respectively.  In addition to the Company-operated stores, eight wholesale locations and two retread facilities were leased at March 30, 2019.  In general, we lease store sites for a ten-year period with several five-year renewal options.  Giving effect to all renewal options, approximately 64% of the leases (548 stores) expire after 2029.  Certain leases provide for contingent rental payments if a percentage of annual gross sales exceed the base fixed rental amount.  The highest contingent percentage rent of any lease is 7.5%, and no such lease has adversely affected profitability of the store subject thereto.

Item 3. Legal Proceedings

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

HOLDERS

At May 17, 2019, Monro’s Common Stock was held by approximately 45 shareholders of record.  This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

DIVIDENDS

The declaration of and determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, compliance with charter and contractual restrictions, and such other factors as the Board of Directors deems relevant.  Under our Amended Revolving Credit Facility, there are no restrictions on our ability to pay cash dividends (with certain limitations).  For additional information regarding our Amended Revolving Credit Facility, see Note 6 to the Company’s Consolidated Financial Statements.

Item 6. Selected Financial Data

The following table sets forth selected financial and operating data of Monro for each fiscal year in the five-year period ended March 30, 2019.  The financial data and certain operating data have been derived from Monro’s audited financial statements.  This data should be read in conjunction with the financial statements and related notes included under Item 8 of this report and in conjunction with other financial information included elsewhere in this Form 10-K.

		Year Ended Fiscal March
		2019	2018	2017	2016	2015
		(Amounts in thousands, except per share data)
Income Statement Data:
Sales		$1,200,230	$1,127,815	$1,021,511	$943,651	$894,492
Cost of sales, including distribution and occupancy costs		735,002	692,241	624,622	557,948	541,142
Gross profit		465,228	435,574	396,889	385,703	353,350
Operating, selling, general and administrative expenses		338,485	308,278	280,505	265,114	243,561
Operating income		126,743	127,296	116,384	120,589	109,789
Interest expense, net		27,013	24,296	19,768	15,542	11,342
Other income, net		(630)	(454)	(628)	(374)	(908)
Income before provision for income taxes		100,360	103,454	97,244	105,421	99,355
Provision for income taxes		20,608	39,519	35,718	38,616	37,556
Net income		$79,752	$63,935	$61,526	$66,805	$61,799
Earnings per share	Basic (a)	$2.41	$1.94	$1.88	$2.07	$1.94
	Diluted (a)	$2.37	$1.92	$1.85	$2.00	$1.88

Weighted average number of Common Shares and equivalents	Basic	32,980	32,767	32,413	32,026	31,605
	Diluted	33,675	33,341	33,301	33,353	32,944
Cash dividends per share or share equivalent		$0.80	$0.72	$0.68	$0.60	$0.52
Selected Operating Data:
Sales growth:
Total		6.4%	10.4%	8.3%	5.5%	7.6%
Comparable store (b)		0.4%	1.8%	(4.3)%	(0.1)%	(1.4)%
Company-operated stores open at beginning of year (c)		1,150	1,118	1,029	999	953
Company-operated stores open at end of year (c)		1,197	1,150	1,118	1,029	999
Capital expenditures (d)		$44,468	$39,122	$34,640	$36,834	$34,750
Balance Sheet Data (at period end):
Net working capital (e)		$21,460	$13,251	$13,337	$2,504	$5,549
Total assets (e)		1,312,288	1,218,432	1,185,264	999,438	907,794
Long-term obligations		375,771	375,288	395,503	269,045	255,688
Shareholders’ equity		699,510	628,476	581,254	536,195	473,611

_________________

Fiscal year 2018 reflects results based on a 53 week fiscal year.  Results from all other fiscal years are based on a 52 week fiscal year.

(a)	See Note 11 to the Company’s Consolidated Financial Statements for calculation of basic and diluted earnings per share for fiscal years 2019, 2018 and 2017.
(b)	Comparable store sales data (not adjusted for days) is calculated based on the change in sales of only those stores open as of the beginning of the preceding fiscal year.
(c)	Includes only Company-operated stores. No franchised, wholesale, retread or dealer locations are included.
(d)	Amount does not include the funding of the purchase price of acquisitions.
(e)	Fiscal year 2015 reflects a reclassification of deferred taxes.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth income statement data of Monro expressed as a percentage of sales for the fiscal years indicated:

	Year Ended Fiscal March
	2019	2018	2017
Sales	100.0%	100.0%	100.0%
Cost of sales, including distribution and occupancy costs	61.2	61.4	61.1
Gross profit	38.8	38.6	38.9
Operating, selling, general and administrative expenses	28.2	27.3	27.5
Operating income	10.6	11.3	11.4
Interest expense, net	2.3	2.2	1.9
Other income, net	(0.1)	—	(0.1)
Income before provision for income taxes	8.4	9.2	9.5
Provision for income taxes	1.7	3.5	3.5
Net income	6.6%	5.7%	6.0%

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

Business Combinations

We use the acquisition method in accounting for acquired businesses.  Under the acquisition method, our financial statements reflect the operations of an acquired business starting from the completion of the acquisition.  The assets acquired and liabilities assumed are recorded at their respective estimated fair values at the date of the acquisition.  Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill.  Significant judgment is often required in estimating the fair value of assets acquired, particularly real estate, including land and buildings, and intangible assets, including trade names and customer relationships.  As a result, in the case of significant acquisitions, we normally obtain the assistance of a third-party valuation specialist in estimating fair values of real estate and intangible assets.  The fair value measurements are based on available historical information and on expectations and assumptions about the future, considering the perspective of marketplace participants.  Fair value of real estate is estimated using the cost or market approach to value the land and buildings.  Fair values of acquired trade names are estimated using an income approach, specifically the relief-from-royalty method.  Customer relationships are valued using the cost approach or an income approach such as the excess earnings method.  Assumptions utilized in the determination of fair value include forecasted sales, discount rates, royalty rates (trade names) and customer attrition rates (customer relationships).  While we believe the expectations and assumptions about the future are reasonable, they are inherently uncertain.  Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions.

Carrying Values of Goodwill and Long-Lived Assets

We have a history of growth through acquisitions.  Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.  The carrying value of goodwill is subject to an annual impairment test, which we perform in the third quarter of the fiscal year.  Impairment tests may also be triggered by any significant events or changes in circumstances affecting our business.

We have one reporting unit which encompasses all operations including new acquisitions.  In performing our annual goodwill impairment test, we perform a qualitative assessment to determine if it is more likely than not that the fair value is less than the carrying value of goodwill.  The qualitative assessment includes a review of business changes, economic outlook, financial trends and forecasts, growth rates, industry data, market capitalization and other relevant qualitative factors. If the qualitative factors indicate a potential impairment, we compare the fair value of our reporting unit to the carrying value of our reporting unit. If the fair value is less than its carrying value, an impairment charge is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill.  We believe there is little risk of impairment.

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

A deterioration of macroeconomic conditions may not only negatively impact the estimated operating cash flows used in our cash flow models, but may also negatively impact other assumptions used in our analyses, including, but not limited to, the estimated cost of capital and/or discount rates.  Additionally, we are required to ensure that assumptions used to determine fair value in our analyses are consistent with the assumptions a hypothetical marketplace participant would use.  As a result, the cost of capital and/or discount rates used in our analyses may increase or decrease based on market conditions and trends, regardless of whether our actual cost of capital has changed.  Therefore, we may recognize an impairment of an intangible asset or assets even though realized actual cash flows are approximately equal to or greater than our previously forecasted amounts.

Self-Insurance Reserves

We are largely self-insured with respect to workers’ compensation, general liability and employee medical claims.  In order to reduce our risk and better manage our overall loss exposure, we purchase stop-loss insurance that covers individual claims in excess of the deductible amounts, and caps total losses in a fiscal year.  We maintain an accrual for the estimated cost to settle open claims as well as an estimate of the cost of claims that have been incurred but not reported.  These estimates take into consideration the historical average claim volume, the average cost for settled claims, current trends in claim costs, changes in our business and workforce, and general economic factors.  These accruals are reviewed on a quarterly basis or more frequently if factors dictate that a more frequent review is warranted.  For more complex reserve calculations, such as workers’ compensation, we use the services of an actuary on an annual basis to assist in determining the required reserve for open claims.

Income Taxes

We estimate our provision for income taxes, deferred tax assets and liabilities, income taxes payable and unrecognized tax benefit liabilities based on a number of factors including, but not limited to, historical pre-tax operating income, future estimates of pre-tax operating income, tax planning strategies, differences between tax laws and accounting rules of various items of income and expense, statutory tax rates and credits, uncertain tax positions and valuation allowances.  We use significant judgment and estimates in evaluating our tax positions.

We record deferred tax assets and liabilities based upon the expected future tax outcome of differences between tax laws and accounting rules of various items of income and expense recognized in our results of operations using enacted tax rates in effect for the year in which the future tax outcome is expected.  We evaluate our ability to realize the tax benefits associated with deferred tax assets and establish valuation allowances when we believe it is more-likely-than-not that some portion of our deferred tax assets will not be realized.

We file U.S. federal income tax returns and income tax returns in various state jurisdictions.  Monro’s fiscal 2018 U.S. federal tax year and various state tax years remain subject to income tax examinations by tax authorities.  We establish tax liabilities in accordance with the accounting guidance on income taxes.  Under the accounting guidance, we measure and recognize the tax benefit from an uncertain tax position taken or expected to be taken on an income tax return based on the largest benefit that is more-likely-than-not of being realized upon settlement.  An uncertain income tax position will not be recognized in the financial statements unless it is more-likely-than-not to be sustained.  We adjust these tax liabilities for unrecognized tax benefits, as well as the related interest and penalties, based on the latest facts and circumstances, including recently published rulings, court cases and outcomes of tax audits.  Due to the complexity of some of these uncertainties, the ultimate resolution may result in an actual tax liability that differs from our estimated tax liabilities for unrecognized tax benefits and our effective tax rate may be materially impacted.  While it is often difficult to predict the final outcome of, the timing of, or the tax treatment of any particular uncertain tax position, we believe that our tax balances reflect the more-likely-than-not outcome of known tax contingencies.

RESULTS OF OPERATIONS

Fiscal 2019 as Compared to Fiscal 2018

Sales for fiscal 2019 increased $72.4 million or 6.4% to $1.200 billion as compared to $1.128 billion in fiscal 2018.  The increase was largely due to an increase of $71.7 million related to new stores, of which $53.6 million came from the fiscal 2018 and fiscal 2019 acquisitions.  Additionally, there was an increase in comparable store sales of .4%.  Partially offsetting this was a decrease in sales from closed stores amounting to $5.7 million.  Fiscal 2019 was a 52-week year, and therefore, there were 361 selling days as compared to 368 selling days in fiscal 2018, a 53-week year.  Adjusting for days, comparable store sales increased by 2.3%.  We define comparable store sales as sales for stores that have been open or acquired at least one fiscal year prior to April 1, 2018.

Barter sales of slower moving inventory totaled approximately $5.4 million and $2.9 million for fiscal 2019 and fiscal 2018, respectively.

During the year ended March 30, 2019, 60 Company-operated stores were added and 13 were closed.  At March 30, 2019, we had 1,197 Company-operated stores in operation compared to 1,150 Company-operated stores in operation at March 31, 2018.

During fiscal 2019, we purchased five franchised locations from existing franchisees.  Also during fiscal 2019, we opened two and closed one franchised locations.  At March 30, 2019, we had 98 franchised locations compared to 102 franchised locations at March 31, 2018.

Comparable store brakes and tire category sales for fiscal 2019 increased by approximately 10% and 2%, respectively, from the prior year when adjusted for days.  However, front end/shocks category sales decreased by approximately 1% on a comparable store sales basis when adjusted for days as compared to the prior year.  Comparable store alignment and maintenance services category sales remained relatively flat for fiscal 2019 when adjusted for days as compared to the prior year.  Comparable store sales when adjusted for days were impacted by higher average ticket, offset by lower traffic.

Gross profit for fiscal 2019 was $465.2 million or 38.8% of sales as compared with $435.6 million or 38.6% of sales for fiscal 2018.  The increase in gross profit for fiscal 2019, as a percentage of sales, was due primarily to a decrease in labor costs as a percentage of sales as compared to the prior year due to a continued focus on our store staffing optimization initiative.  Partially offsetting this decrease was an increase in material costs which increased slightly as a percentage of sales as compared to the prior year due primarily to a shift in sales mix related to recent acquisitions that have included commercial and wholesale tire locations.

At our retail tire and automotive repair locations, we provide a broad range of services on passenger cars, light trucks and vans for brakes; mufflers and exhaust systems; and steering, drive train, suspension and wheel alignment.  We also provide other products and services, including tires and routine maintenance services, such as state inspections.  In recent years, including fiscal 2019, we acquired certain tire and automotive repair locations that also serve commercial customers and sell tires to customers for resale.  These locations conduct tire and automotive repair activities that are similar to our retail locations, other than with respect to the lower gross margin sales mix resulting from the sale of commercial tires and the lower gross margin of the wholesale locations.  The lower gross margin at our wholesale locations is due primarily to the higher mix of tires sold and the fact that those tire sales do not include installation or other tire related services that are more common at other locations.  During fiscal 2019, there was an increase in consolidated revenue from the prior year of approximately $28.5 million due to increased sales from commercial and wholesale locations acquired in fiscal 2019.  Additionally, due to the sales mix from our commercial and wholesale locations acquired in fiscal 2019, our consolidated gross margin for fiscal 2019 was reduced by approximately 70 basis points from the prior year.

Distribution and occupancy costs were relatively flat as a percentage of sales as compared to the prior year.

On a comparable store basis, gross profit for fiscal 2019 increased by approximately 100 basis points as compared to the prior year.

Operating expenses for fiscal 2019 were $338.5 million or 28.2% of sales as compared with $308.3 million or 27.3% of sales for fiscal 2018.  During fiscal 2018, operating expenses included approximately $5.2 million in one-time costs consisting of $2.0 million in litigation settlement costs and $3.2 million in management transition costs.  The increase of $30.2 million in operating expenses from the prior year is primarily due to $6.4 million in costs related to Monro.Forward initiatives and investments, including $2.2 million in one-time costs, in order to enhance operational excellence and customer experience, $.6 million of corporate and field management realignment costs and $.3 million in incremental costs related to increased acquisition activity.  The remaining increase includes increased expenses for 47 net new stores, three net new wholesale locations and increased incentive compensation expense related to our improved performance.

Operating income in fiscal 2019 of approximately $126.7 million decreased by .4% as compared to operating income of approximately $127.3 million in fiscal 2018, and decreased as a percentage of sales from 11.3% to 10.6% for the reasons described above.

Net interest expense for fiscal 2019 increased by approximately $2.7 million as compared to the prior year, and increased as a percentage of sales from 2.2% to 2.3%.  The weighted average debt outstanding for the year ended March 30, 2019 increased by approximately $9.7 million from the year ended March 31, 2018.  This increase is primarily related to an increase in capital lease debt recorded in connection with the fiscal 2018 and fiscal 2019 acquisitions and greenfield expansion, as well as an increase in the weighted average interest rate for the year ended March 30, 2019 of approximately 60 basis points as compared to the prior year.  This was partially offset by a decrease in debt outstanding under our Revolving Credit Facility.  The increase in the weighted average interest rate for the year ended March 30, 2019 was primarily due to an increase in the London Interbank Offered Rate (“LIBOR”) and prime rates from the prior year.

The effective income tax rate was 20.5% and 38.2% of pre-tax income in fiscal 2019 and fiscal 2018, respectively.  The effective income tax rate for each respective period was significantly impacted by the Tax Cuts and Jobs Act of 2017 (“Tax Act”).  Our effective income tax rate for the year ended March 30, 2019 reflects the full-year benefit of a 21% federal statutory rate in fiscal 2019 compared with a 31.6% blended federal statutory rate in fiscal 2018.  The effective income tax rate for the year ended March 30, 2019 also reflects an income tax benefit of $2.0 million arising from the Internal Revenue Service’s examination of our fiscal 2016 and 2017 tax years.  An income tax benefit was recorded primarily due to the difference in the federal statutory income tax rate of 35% that applies to refund amounts resulting from an application for a retroactive accounting method change that was accepted by the Internal Revenue Service, as compared to the federal statutory income tax rate of 21% for which deferred tax accounting applies.  In addition, as it relates to the Tax Act, we recorded a provisional tax expense of $4.7 million during fiscal 2018 for the revaluation of our net deferred tax assets.  Additional discrete tax items recognized during each respective fiscal year are insignificant.

Net income for fiscal 2019 increased by $15.8 million, or 24.7%, from $63.9 million in fiscal 2018, to $79.8 million.  Earnings per common share on a diluted basis for fiscal 2019 of $2.37, including $.05 per common share of non-recurring costs related to Monro.Forward initiatives and investments, $.01 per common share of corporate and field management realignment costs and $.01 per common share in incremental costs related to increased acquisition activity, partially offset by $.06 per common share of income tax benefit, increased by 23.4% as compared to diluted earnings per common share of $1.92 for fiscal 2018, which included $.16 per common share in one-time costs, including $.06 per common share related to the net expense impact of the Tax Act, $.04 per common share in litigation settlement costs and $.06 per share in management transition costs, partially offset by $.10 per common share in contribution from the extra selling week.

Fiscal 2018 as Compared to Fiscal 2017

Sales for fiscal 2018 increased $106.3 million or 10.4% to $1.128 billion as compared to $1.022 billion in fiscal 2017.   The increase was largely due to an increase of $96.2 million related to new stores, of which $73.5 million came from the fiscal 2017 and fiscal 2018 acquisitions.  Additionally, there was an increase in comparable store sales of 1.8%.  Partially offsetting this was a decrease in sales from closed stores amounting to $5.8 million.  Fiscal 2018 was a 53-week year, and therefore, there were 368 selling days as compared to 361 selling days in fiscal year 2017.  Adjusting for days, comparable store sales were relatively flat.  We define comparable store sales as sales for stores that have been open or acquired at least one fiscal year prior to March 26, 2017.

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

The effective income tax rate was 38.2% and 36.7%, respectively, of pre-tax income in fiscal 2018 and fiscal 2017.  On December 22, 2017, the Tax Act was signed into law.  The Tax Act enacted a number of provisions, including a reduction of the U.S. federal corporate income tax rate from 35% to 21% (effective January 1, 2018).  For fiscal 2018, we recorded a net discrete adjustment to income tax expense of approximately $4.7 million primarily from revaluing our net deferred tax assets to reflect the new U.S. federal corporate income tax rate.  The deferred tax charge was partially offset by reduced income tax expense reflected by a blended U.S. federal corporate income tax rate of approximately 31.6%.  For further information, refer to Note 8 to the Company’s Consolidated Financial Statements.

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

CAPITAL RESOURCES, CONTRACTUAL OBLIGATIONS AND LIQUIDITY

Capital Resources

Our primary capital requirements for fiscal 2019 were divided among the funding of acquisitions for $62.4 million, as well as the upgrading of facilities and systems and the funding of our store expansion program totaling $44.5 million.  In fiscal 2018, our primary capital requirements were divided among the funding of acquisitions for $23.4 million, as well as the upgrading of facilities and systems and the funding of our store expansion program totaling $39.1 million.  In both fiscal years 2019 and 2018, capital requirements were primarily met by cash flow from operations and from our Revolving Credit Facility.

In fiscal 2020, we intend to open approximately 20 to 30 new greenfield stores.  Greenfield stores include new construction as well as the acquisition of one to four store operations.  Total capital required to build a new greenfield service store ranges, on average, from $360,000 to $990,000 depending on whether the store is leased, owned or land leased.  Total capital required to build a new greenfield tire (land and building leased) location costs, on average, approximately $600,000, including $250,000 for equipment and $150,000 for inventory.

Monro paid dividends of $26.8 million in fiscal 2019.  In May 2019, Monro’s Board of Directors declared its intention to pay a regular quarterly cash dividend of $.22 per share or share equivalent beginning in the first quarter of fiscal 2020.

The acquisitions subsequent to March 30, 2019 were financed through our existing credit facility.  See “Acquisitions” in Note 2 to our Consolidated Financial Statements.

We also plan to continue to seek suitable acquisition candidates.  Management believes that we have sufficient resources available (including cash flow from operations and bank financing) to expand our business as currently planned for the next several years.

Contractual Obligations

Payments due by period under long-term debt, other financing instruments and commitments are as follows:

		Within	2 to	4 to	After
	Total	1 Year	3 Years	5 Years	5 Years
	(Dollars in thousands)
Principal payments on long-term debt	$137,722	$40			$137,682
Capital lease commitments/financing obligations	260,278	22,189	$50,701	$52,953	134,435
Operating lease commitments	148,159	33,129	52,176	29,294	33,560
Other liabilities	2,733	800	1,600	333
Total	$548,892	$56,158	$104,477	$82,580	$305,677

We believe that we can fulfill our contractual commitments utilizing our cash flow from operations and, if necessary, bank financing.

Liquidity

In January 2016, we entered into a five-year $600 million revolving credit facility agreement with eight banks (the “Credit Facility”).  The Credit Facility replaced our previous revolving credit facility.  Interest only is payable monthly throughout the Credit Facility’s term.  The borrowing capacity for the Credit Facility is up to $600 million, and includes an accordion feature permitting us to request an increase in availability of up to an additional $100 million.  The Credit Facility bears interest at 75 to 175 basis points over LIBOR.  The Credit Facility requires fees payable quarterly throughout the term between .15% and .35% of the amount of the average net availability under the Credit Facility during the preceding quarter.  There was $137.7 million outstanding under the Credit Facility at March 30, 2019.

At March 30, 2019 and March 31, 2018, the interest rate spread paid by the Company was 125 basis points over LIBOR.

Within the Credit Facility, we have a sub-facility of $80 million for the purpose of issuing standby letters of credit.  The line requires fees aggregating 87.5 to 187.5 basis points annually of the face amount of each standby letter of credit, payable quarterly in arrears.  There was $31.4 million in an outstanding letter of credit at March 30, 2019.

The net availability under the Credit Facility at March 30, 2019 was $430.9 million.

On April 25, 2019, we amended and restated the Credit Facility (the “Amended Credit Facility”) to extend the term for another five years such that the Amended Credit Facility now expires on April 25, 2024.  The Amended Credit Facility remains a $600 million revolving credit facility agreement with eight banks.  The Amended Credit Facility increases our accordion feature permitting us to request an increase in availability of up to an additional $250 million, an increase of $150 million from the Credit Facility, and bears interest at 75 to 200 basis points over LIBOR.

Within the Amended Credit Facility, our sub-facility for the purposes of issuing standby letters of credit remains at $80 million.  The line requires fees aggregating 87.5 to 212.5 basis points annually of the face amount of each standby letter of credit, payable quarterly in arrears.

Specific terms of the Amended Credit Facility permit the payment of cash dividends (with certain limitations), and permit mortgages and specific lease financing arrangements with other parties with certain limitations.  Other specific terms and the maintenance of specified ratios are generally consistent with the Credit Facility.  Additionally, the Amended Credit Facility is not secured by our real property, although we have agreed not to encumber our real property, with certain permissible exceptions.

We were in compliance with all debt covenants as of March 30, 2019.

In addition, we have financed certain store properties with capital leases/financing obligations, which amount to $260.3 million at March 30, 2019 and are due in installments through May 2049.

Off Balance Sheet Arrangements

Other than the unrecorded contractual commitments noted above, we do not have any off-balance sheet arrangements at March 30, 2019.

INFLATION

We do not believe our operations have been materially affected by inflation.  Monro has been successful, in many cases, in mitigating the effects of merchandise cost increases principally through the use of volume discounts and alternative vendors, as well as selling price increases.

FINANCIAL ACCOUNTING STANDARDS

See “Recent Accounting Pronouncements” in Note 1 to the Company’s Consolidated Financial Statements for a discussion of the impact of recently issued accounting standards on our Consolidated Financial Statements as of March 30, 2019 and for the year then ended, as well as the expected impact on the Consolidated Financial Statements for future periods.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Monro is exposed to market risk from potential changes in interest rates.  As of March 30, 2019, approximately .03% of our debt financing, excluding capital leases and financing obligations, was at fixed interest rates and, therefore, the fair value of such debt financing is affected by changes in market interest rates.  Given a 1% change in LIBOR, our cash flow exposure on floating rate debt interest expense would result in interest expense fluctuating approximately $1.4 million based upon our debt position as of March 30, 2019.

Debt financing had a carrying amount and a fair value of $137.7 million as of March 30, 2019, as compared to a carrying amount and a fair value of $148.1 million as of March 31, 2018.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Monro, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Monro, Inc. and its subsidiaries (the “Company”) as of March 30 2019 and March 31, 2018, and the related consolidated statements of comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended March 30, 2019, including the related notes (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of March 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 30, 2019 and March 31, 2018, and the results of their operations and their cash flows for each of the three years in the period ended March 30, 2019 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

/s/ PricewaterhouseCoopers LLP

Rochester, New York

May 29, 2019

We have served as the Company’s auditor since at least 1984. We have not been able to determine the specific year we began serving as auditor of the Company.

MONRO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 30,	March 31,
	2019	2018
	(Dollars in thousands)
Assets
Current assets:
Cash and equivalents	$6,214	$1,909
Trade receivables	14,617	11,582
Federal and state income taxes receivable	5,586	4,185
Inventories	171,038	152,367
Other current assets	42,452	37,213
Total current assets	239,907	207,256
Property, plant and equipment	826,778	767,864
Less - Accumulated depreciation and amortization	(386,197)	(351,195)
Net property, plant and equipment	440,581	416,669
Goodwill	565,503	522,892
Intangible assets	51,107	49,143
Other non-current assets	13,024	10,997
Long-term deferred income tax assets	2,166	11,475
Total assets	$1,312,288	$1,218,432
Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt, capital leases and financing obligations	$22,229	$18,989
Trade payables	103,602	84,568
Accrued payroll, payroll taxes and other payroll benefits	20,231	20,197
Accrued insurance	38,742	36,739
Deferred revenue	12,059	11,941
Other current liabilities	21,584	21,571
Total current liabilities	218,447	194,005
Long-term debt	137,682	148,068
Long-term capital leases and financing obligations	238,089	227,220
Accrued rent expense	4,053	4,530
Other long-term liabilities	12,724	14,141
Long-term income taxes payable	1,783	1,992
Total liabilities	612,778	589,956
Commitments and contingencies – Note 16
Shareholders' equity:
Class C Convertible Preferred Stock, $1.50 par value, $.064 conversion value; 150,000 shares authorized; 21,802 shares issued and outstanding	33	33
Common Stock, $.01 par value, 65,000,000 shares authorized; 39,510,932 and 39,166,392 shares issued at March 30, 2019 and March 31, 2018, respectively	395	392
Treasury Stock, 6,359,871 and 6,330,008 shares at March 30, 2019 and March 31, 2018, respectively, at cost	(108,729)	(106,563)
Additional paid-in capital	220,173	199,576
Accumulated other comprehensive loss	(4,536)	(4,248)
Retained earnings	592,174	539,286
Total shareholders' equity	699,510	628,476
Total liabilities and shareholders' equity	$1,312,288	$1,218,432

The accompanying notes are an integral part of these financial statements.

MONRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended Fiscal March
	2019	2018	2017
	(Amounts in thousands, except
	per share data)
Sales	$1,200,230	$1,127,815	$1,021,511
Cost of sales, including distribution and occupancy costs	735,002	692,241	624,622
Gross profit	465,228	435,574	396,889
Operating, selling, general and administrative expenses	338,485	308,278	280,505
Operating income	126,743	127,296	116,384
Interest expense, net of interest income	27,013	24,296	19,768
Other income, net	(630)	(454)	(628)
Income before provision for income taxes	100,360	103,454	97,244
Provision for income taxes	20,608	39,519	35,718
Net income	$79,752	$63,935	$61,526
Other comprehensive (loss) income:
Changes in pension, net of tax (benefit) provision of ($94), ($168) and $788, respectively	(288)	(390)	1,415
Other comprehensive (loss) income	(288)	(390)	1,415
Comprehensive income	$79,464	$63,545	$62,941
Earnings per share:
Basic	$2.41	$1.94	$1.88
Diluted	$2.37	$1.92	$1.85
Weighted average number of common shares outstanding used in computing earnings per share:
Basic	32,980	32,767	32,413
Diluted	33,675	33,341	33,301

The accompanying notes are an integral part of these financial statements.

MONRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Class C							Accumulated
	Convertible						Additional	Other
	Preferred		Common		Treasury		Paid-In	Comprehensive	Retained
	Stock		Stock		Stock		Capital	Loss	Earnings	Total
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in thousands)
Balance at March 26, 2016	33	$49	38,557	$386	6,317	$(105,856)	$186,550	$(4,576)	$459,642	$536,195
Net income									61,526	61,526
Other comprehensive income:
Pension liability adjustment ($2,203 pre-tax)								1,415		1,415
Dividends (1):
Preferred									(447)	(447)
Common									(22,070)	(22,070)
Conversion of Class C Preferred Stock	(11)	(16)	250	2			14			—
Tax benefit from exercise of stock options							3,510			3,510
Activity related to equity-based plans (2)			205	2	5	(356)	(1,004)			(1,358)
Stock-based compensation							2,483			2,483
Balance at March 25, 2017	22	33	39,012	390	6,322	(106,212)	191,553	(3,161)	498,651	581,254
Net income									63,935	63,935
Other comprehensive income:
Pension liability adjustment [($558) pre-tax]								(390)		(390)
Dividends (1):
Preferred									(368)	(368)
Common									(23,601)	(23,601)
Reclassification of tax effects to retained earnings								(697)	697	—
Dividend payable									(28)	(28)
Activity related to equity-based plans (2)			154	2	8	(351)	5,165			4,816
Stock-based compensation							2,858			2,858
Balance at March 31, 2018	22	33	39,166	392	6,330	(106,563)	199,576	(4,248)	539,286	628,476
Net income									79,752	79,752
Other comprehensive loss:
Pension liability adjustment [($382) pre-tax]								(288)		(288)
Dividends (1):
Preferred									(408)	(408)
Common									(26,406)	(26,406)
Dividend payable									(50)	(50)
Activity related to equity-based plans (2)			345	3	30	(2,166)	16,575			14,412
Stock-based compensation							4,022			4,022
Balance at March 30, 2019	22	$33	39,511	$395	6,360	$(108,729)	$220,173	$(4,536)	$592,174	$699,510

_________________

(1)	Dividends paid per share or share equivalent were $.80, $.72 and $.68, respectively, for the years ended March 30, 2019, March 31, 2018 and March 25, 2017.
(2)	Includes the receipt of treasury stock in connection with the exercise of stock options and to partially satisfy tax withholding obligations.

The accompanying notes are an integral part of these financial statements.

MONRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended Fiscal March
	2019	2018	2017
	(Dollars in thousands)
	Increase (Decrease) in Cash
Cash flows from operating activities:
Net income	$79,752	$63,935	$61,526
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	55,531	49,335	44,629
Stock-based compensation expense	4,022	2,858	2,483
Net change in deferred income taxes	12,517	15,485	11,256
Gain on bargain purchase	—	(13)	—
Loss (gain) on disposal of assets	56	(1,198)	85
Change in operating assets and liabilities (excluding acquisitions)
Trade receivables	(1,361)	(88)	(74)
Inventories	(9,126)	(8,399)	5,044
Other current assets	(514)	(4,076)	(2,879)
Other non-current assets	(427)	1,863	5,680
Trade payables	19,037	5,151	9,605
Accrued expenses	(3,019)	(1,582)	(3,224)
Federal and state income taxes receivable	(1,401)	(658)	63
Other long-term liabilities	(1,967)	(930)	(3,580)
Long-term income taxes payable	(209)	(448)	(679)
Total adjustments	73,139	57,300	68,409
Net cash provided by operating activities	152,891	121,235	129,935
Cash flows from investing activities:
Capital expenditures	(44,468)	(39,122)	(34,640)
Acquisitions, net of cash acquired	(62,427)	(23,439)	(142,567)
Proceeds from the disposal of assets	723	4,071	1,583
Other	289	—	—
Net cash used for investing activities	(105,883)	(58,490)	(175,624)
Cash flows from financing activities:
Proceeds from borrowings	433,460	344,843	470,027
Principal payments on long-term debt, capital leases and financing obligations	(463,989)	(395,521)	(404,303)
Exercise of stock options	14,640	4,816	3,492
Dividends paid	(26,814)	(23,969)	(22,517)
Net cash (used for) provided by financing activities	(42,703)	(69,831)	46,699
Increase (decrease) in cash	4,305	(7,086)	1,010
Cash at beginning of year	1,909	8,995	7,985
Cash at end of year	$6,214	$1,909	$8,995

The accompanying notes are an integral part of these financial statements.

MONRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Background

Monro, Inc. and its wholly owned operating subsidiaries, Monro Service Corporation and Car-X, LLC (together, “Monro”, the “Company”, “we”, “us”, or “our”), are engaged principally in providing automotive undercar repair and tire sales and services in the United States.  Monro had 1,197 Company-operated stores, 98 franchised locations, eight wholesale locations, three retread facilities and two dealer-operated automotive repair centers located in 28 states as of March 30, 2019.

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

“Year ended Fiscal March 2019”: April 1, 2018 – March 30, 2019 (52 weeks)

“Year ended Fiscal March 2018”: March 26, 2017 – March 31, 2018 (53 weeks)

“Year ended Fiscal March 2017”: March 27, 2016 – March 25, 2017 (52 weeks)

Consolidation

The Consolidated Financial Statements include Monro, Inc. and its wholly owned operating subsidiaries, Monro Service Corporation and Car-X, LLC, after the elimination of intercompany transactions and balances.

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

MONRO, INC. AND SUBSIDIARIES

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

Goodwill and intangible assets

We have a history of growth through acquisitions.  Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.  The carrying value of goodwill is subject to an annual impairment test, which we perform in the third quarter of the fiscal year.  Impairment tests may also be triggered by any significant events or changes in circumstances affecting our business.

MONRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have one reporting unit which encompasses all operations including new acquisitions.  In performing our annual goodwill impairment test, we perform a qualitative assessment to determine if it is more likely than not that the fair value is less than the carrying value of goodwill.  The qualitative assessment includes a review of business changes, economic outlook, financial trends and forecasts, growth rates, industry data, market capitalization and other relevant qualitative factors.  If the qualitative factors indicate a potential impairment, we compare the fair value of our reporting unit to the carrying value of our reporting unit. If the fair value is less than its carrying value, an impairment charge is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill.

Intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses and are amortized over their estimated useful lives.  All intangibles and other long-lived assets are reviewed when events or changes in circumstances indicate that the asset’s carrying value may not be recoverable.  If such indicators are present, it is determined whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying values.   No such indicators were present in fiscal 2019, 2018 or 2017.

A deterioration of macroeconomic conditions may not only negatively impact the estimated operating cash flows used in our cash flow models, but may also negatively impact other assumptions used in our analyses, including, but not limited to, the estimated cost of capital and/or discount rates.  Additionally, we are required to ensure that assumptions used to determine fair value in our analyses are consistent with the assumptions a hypothetical marketplace participant would use.  As a result, the cost of capital and/or discount rates used in our analyses may increase or decrease based on market conditions and trends, regardless of whether our actual cost of capital has changed.  Therefore, we may recognize an impairment of an intangible asset or assets even though realized actual cash flows are approximately equal to or greater than our previously forecasted amounts.

As a result of our annual qualitative assessment performed in the third quarter of fiscal 2019, there were no impairments.  There have been no triggering events during the fourth quarter of fiscal 2019.

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

Warranty

We provide an accrual for estimated future warranty costs for parts that we install based upon the historical relationship of warranty costs to sales.  Warranty expense related to all product warranties at and for the fiscal years ended March 2019, 2018 and 2017 was not material to our financial position or results of operations.  See additional discussion of tire road hazard warranty agreements under Note 7.

Comprehensive income

As it relates to Monro, comprehensive income is defined as net earnings as adjusted for pension liability adjustments and is reported net of related taxes in the Consolidated Statements of Comprehensive Income and in the Consolidated Statements of Changes in Shareholders’ Equity.

Income taxes

Deferred tax assets and liabilities are determined based upon the expected future tax outcome of differences between the tax laws and accounting rules of various items of income and expense recognized in our results of operations using enacted tax rates in effect for the year in which the future tax outcome is expected.  The accounting guidance for uncertainties in income tax prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  Monro recognizes a tax benefit from an uncertain tax position in the financial statements only when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits and a consideration of the relevant taxing authority's administrative practices and precedents.

MONRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Treasury stock

Treasury stock is accounted for using the par value method.

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

We recognize compensation expense related to stock options and restricted stock using the straight-line approach.  Option awards and restricted stock generally vest equally over the service period established in the award, typically three or four years.  In fiscal 2019, the Company issued a limited number of restricted stock units to members of senior management which may vest upon the achievement of a three-year average return on invested capital target.

Earnings per common share

Basic earnings per common share amounts are calculated by dividing income available to common shareholders, after deducting preferred stock dividends, by the weighted average number of shares of common stock outstanding.  Diluted earnings per common share amounts are calculated by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding.  Common stock equivalents represent shares issuable upon the assumed exercise of common stock options outstanding.

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

Prepaid advertising at March 30, 2019 and March 31, 2018, and advertising expense for the fiscal years ended March 2019, 2018 and 2017, were not material to these financial statements.

Vendor rebates

We account for vendor rebates as a reduction of the cost of products purchased.

MONRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Guarantees

At the time we issue a guarantee, we recognize an initial liability for the fair value, or market value, of the obligation we assume under that guarantee.  Monro has guaranteed certain lease payments, primarily related to franchisees, amounting to $1.8 million.  This amount represents the maximum potential amount of future payments under the guarantees as of March 30, 2019.  The leases are guaranteed through April 2020.  In the event of default by the franchise owner, Monro generally retains the right to assume the lease of the related store, enabling Monro to re-franchise the location or to operate that location as a Company-operated store.  As of March 30, 2019, an immaterial liability related to anticipated defaults under the foregoing leases is recorded.  We recorded a liability related to anticipated defaults under the foregoing leases of $.2 million as of March 31, 2018.

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

In February 2016, the FASB issued new accounting guidance related to leases.  This guidance establishes a right of use (“ROU”) model that requires a lessee to record a ROU asset and lease liability on the balance sheet for all leases with terms longer than twelve months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition.  The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years.  Additional guidance has subsequently been issued in order to provide an additional transition method as well as an additional practical expedient to be available upon adoption.  We are required to adopt the new lease guidance utilizing one of two methods: retrospective restatement for each reporting period presented at time of adoption, or a modified retrospective approach with the cumulative effect of initially applying this guidance recognized at the date of initial application.  Under the modified retrospective approach, prior periods would not be restated.  We expect to adopt using the modified retrospective approach and elect the package of practical expedients not to reassess prior conclusions related to contracts containing leases, lease classification and the lessee practical expedient to combine lease and non-lease components for certain asset classes.  Under this transition method, we will apply the new standard at the adoption date and recognize a cumulative-effect adjustment to retained earnings. We currently believe the most significant changes relate to the recognition of new ROU assets and lease liabilities on the Consolidated Balance Sheet for operating leases as approximately 40% of our store leases, all of our land leases and all of our non-real estate leases are currently not recorded on our balance sheet.  We expect that substantially all of our operating lease commitments will be subject to the new guidance and will be recognized as operating lease liabilities and ROU assets upon adoption.  We estimate the adoption of this update will result in an increase to assets and related liabilities of approximately $165 million to $190 million.  We do not anticipate that the new standard will have a material impact on our Consolidated Statements of Income and Comprehensive Income.

In June 2016, the FASB issued new accounting guidance which modifies the measurement of expected credit losses of certain financial instruments.    This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2019.  Early adoption is permitted.  We are currently evaluating the potential impact of the adoption of this guidance on our Consolidated Financial Statements.

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

NOTE 2 – ACQUISITIONS

Monro’s acquisitions are strategic moves in our plan to fill in and expand our presence in our existing and new markets, and leverage fixed operating costs such as distribution, advertising and administration.  Acquisitions in this footnote include acquisitions of five or more locations as well as acquisitions of one to four locations that are part of the Company’s greenfield store growth strategy.

Subsequent Events

On May 19, 2019, we acquired 40 retail tire and automotive repair stores and one distribution center located in California from Certified Tire & Service Centers, Inc.  These stores will operate under the Tire Choice name.  The acquisition was financed through our existing credit facility.

On March 31, 2019, we acquired 12 retail tire and automotive repair stores in Louisiana from Allied Discount Tire & Brake, Inc.  These locations will operate under the Tire Choice name.  The acquisition was financed through our existing credit facility.

MONRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal 2019

During fiscal 2019, we acquired the following businesses for an aggregate purchase price of $61.6 million.  The acquisitions were financed through our existing credit facility.  The results of operations for these acquisitions are included in our financial results from the respective acquisition dates.

•

On January 13, 2019, we acquired 13 retail tire and automotive repair stores located in Florida from R.A. Johnson, Inc.  (One retail tire and automotive repair store has yet to open.)  These stores operate under the Tire Choice name.

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

•

On May 13, 2018, we acquired 12 retail/commercial tire and automotive repair stores and one retread facility located in Tennessee, as well as four wholesale locations in North Carolina, Tennessee and Virginia, from Free Service Tire Company, Incorporated.  These locations operate under the FreeService Tire name.

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

We expensed all costs related to acquisitions during fiscal 2019.  The total costs related to completed acquisitions were $.6 million for the year ended March 30, 2019.  These costs are included in the Consolidated Statements of Comprehensive Income primarily under operating, selling, general and administrative expenses.

Sales and net loss for the fiscal 2019 acquired locations totaled $49.1 million and ($.5) million, respectively, for the period from acquisition date through March 30, 2019.  The net loss of ($.5) million includes an allocation of certain traditional corporate related items, including vendor rebates, interest expense and the provision for income taxes.

Supplemental pro forma information for the current or prior reporting periods has not been presented due to the impracticability of obtaining detailed, accurate or reliable data for the periods the acquired entities were not owned by Monro.

MONRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The preliminary fair values of identifiable assets acquired and liabilities assumed were based on preliminary valuation data and estimates. The excess of the net purchase price over the net tangible and intangible assets acquired was recorded as goodwill.  The preliminary allocation of the aggregate purchase price as of March 30, 2019 was as follows:

As of Acquisition Date
(Dollars in thousands)
Trade receivables	$1,674
Inventories	9,271
Other current assets	308
Property, plant and equipment	16,779
Intangible assets	9,928
Other non-current assets	21
Long-term deferred income tax assets	3,067
Total assets acquired	41,048
Other current liabilities	2,466
Long-term capital leases and financing obligations	18,473
Other long-term liabilities	616
Total liabilities assumed	21,555
Total net identifiable assets acquired	$19,493
Total consideration transferred	$61,617
Less: total net identifiable assets acquired	19,493
Goodwill	$42,124

The following are the intangible assets acquired and their respective fair values and weighted average useful lives:

	As of Acquisition Date
		Weighted
	Dollars	Average
	in thousands	Useful Life
Customer lists	$6,042	13 years
Favorable leases	3,486	12 years
Trade name	400	2 years
Total	$9,928	12 years

We continue to refine the valuation data and estimates related to inventory, warranty reserves, intangible assets, real estate, real property leases and certain liabilities for the fiscal 2019 acquisitions and expect to complete the valuations no later than the first anniversary date of the respective acquisition.  We anticipate that adjustments will be made to the fair values of identifiable assets acquired and liabilities assumed during the measurement period and those adjustments may or may not be material.

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

•	On March 4, 2018, we acquired two retail tire and automotive repair stores located in Illinois from Mattoon Muffler, Inc. and Charleston Muffler, Inc. These stores operate under the Car-X name.

•	On March 4, 2018, we acquired one retail tire and automotive repair store located in Vermont from City Tire Co., Inc. This store operates under the Tire Warehouse name.

•	On March 1, 2018, we acquired one retail tire and automotive repair store located in Illinois from Devenir Enterprises, Inc. This store operates under the Car-X name.

MONRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	On January 14, 2018, we acquired three retail tire and automotive repair stores located in Pennsylvania from Valley Tire Co., Inc. These stores operate under the Mr. Tire name.

•	On December 17, 2017, we acquired one retail tire and automotive repair store located in Indiana from MLR, Incorporated. This store operates under the Car-X name.

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

MONRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We finalized the purchase accounting relative to the fiscal 2018 acquisitions during fiscal 2019.  As a result of the final purchase price allocations, certain of the fair value amounts previously estimated were adjusted during the measurement period.  These measurement period adjustments related to updated valuation reports and appraisals received from our external valuation specialists, as well as revisions to internal estimates.  The changes in estimates recorded in fiscal 2019 include a decrease in inventory of $.1 million; a decrease in property, plant and equipment of $.2 million; and a decrease in intangible assets of $.2 million.  The measurement period adjustments resulted in an increase to goodwill of $.5 million.

These adjustments were not material to the Consolidated Statement of Comprehensive Income for the fiscal years ended March 30, 2019 and March 31, 2018.

We have recorded the identifiable assets acquired and liabilities assumed at their values as of their respective acquisition dates (including any measurement period adjustments), with the remainder recorded as goodwill as follows:

As of Acquisition Date
(Dollars in thousands)
Inventories	$1,053
Other current assets	240
Property, plant and equipment	9,396
Intangible assets	4,162
Other non-current assets	7
Long-term deferred income tax assets	3,076
Total assets acquired	17,934
Other current liabilities	1,654
Long-term capital leases and financing obligations	13,707
Other long-term liabilities	261
Total liabilities assumed	15,622
Total net identifiable assets acquired	$2,312
Total consideration transferred	$22,624
Less: total net identifiable assets acquired	2,312
Goodwill	$20,312

The following are the intangible assets acquired and their respective fair values and weighted average useful lives:

	As of Acquisition Date
		Weighted
	Dollars	Average
	in thousands	Useful Life
Favorable leases	$2,901	10 years
Customer lists	1,261	7 years
Total	$4,162	9 years

NOTE 3 – OTHER CURRENT ASSETS

The composition of other current assets is as follows:

	Year Ended Fiscal March
	2019	2018
	(Dollars in thousands)
Vendor rebates receivable	$14,169	$16,107
Other	28,283	21,106
	$42,452	$37,213

MONRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

The major classifications of property, plant and equipment are as follows:

	March 30, 2019			March 31, 2018
		Assets Under			Assets Under
		Capital Lease/			Capital Lease/
	Assets	Financing		Assets	Financing
	Owned	Obligations	Total	Owned	Obligations	Total
	(Dollars in thousands)
Land	$85,623		$85,623	$85,843		$85,843
Buildings and improvements	243,651	$194,137	437,788	232,109	$171,288	403,397
Equipment, signage and fixtures	256,411		256,411	242,510		242,510
Vehicles	36,393		36,393	32,380		32,380
Construction-in-progress	10,563		10,563	3,734		3,734
	632,641	194,137	826,778	596,576	171,288	767,864
Less - Accumulated depreciation and amortization	326,602	59,595	386,197	304,762	46,433	351,195
	$306,039	$134,542	$440,581	$291,814	$124,855	$416,669

Depreciation expense totaled $50.2 million, $44.3 million and $39.5 million for the fiscal years ended March 2019, 2018 and 2017, respectively.

Amortization expense recorded under capital leases and financing obligations and included in depreciation expense above totaled $15.0 million, $12.3 million and $9.5 million for the fiscal years ended March 2019, 2018 and 2017, respectively.

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill during fiscal 2019 and 2018 were as follows:

Dollars in thousands
Balance at March 25, 2017	$501,736
Fiscal 2018 acquisitions	19,825
Adjustments to fiscal 2017 purchase accounting	1,331
Balance at March 31, 2018	522,892
Fiscal 2019 acquisitions	42,124
Adjustments to fiscal 2018 purchase accounting	487
Balance at March 30, 2019	$565,503

The composition of other intangible assets is as follows:

	Year Ended Fiscal March
	2019		2018
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(Dollars in thousands)
Customer lists	$39,710	$23,258	$33,832	$19,637
Favorable leases	30,315	11,049	27,656	9,470
Trade names	21,252	10,851	20,852	9,644
Franchise agreements	7,220	2,259	7,220	1,713
Other intangible assets	590	563	590	543
Total intangible assets	$99,087	$47,980	$90,150	$41,007

MONRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Monro’s intangible assets are being amortized over their estimated useful lives.  The weighted average useful lives of Monro’s intangible assets are approximately 10 years for customer lists, 13 years for favorable leases, 14 years for trade names, 13 years for franchise agreements and five years for other intangible assets.

Amortization of intangible assets, excluding amortization of favorable leases included in rent expense, during fiscal 2019, 2018 and 2017 totaled $5.3 million, $5.0 million and $5.1 million, respectively.

Estimated future amortization of intangible assets is as follows:

	Customer lists/
	Trade names/
	Franchise agreements/	Favorable
Year Ending Fiscal March	Other	Leases
	(Dollars in thousands)
2020	$4,606	$2,464
2021	3,701	2,430
2022	3,378	2,281
2023	3,123	2,156
2024	2,759	1,946

NOTE 6 – LONG-TERM DEBT, CAPITAL LEASES AND FINANCING OBLIGATIONS

Long-term debt, capital leases and financing obligations consist of the following:

	March 30,	March 31,
	2019	2018
	(Dollars in thousands)
Revolving Credit Facility, LIBOR-based (a)	$137,682	$148,028
Note payable, non-interest bearing, due in equal installments through September 2019	40	80
Less – Current portion of long-term debt	(40)	(40)
Long-term debt	$137,682	$148,068
Obligations under capital leases and financing obligations at various interest rates, due in installments through May 2049	$260,278	$246,169
Less – Current portion of capital leases and financing obligations	(22,189)	(18,949)
Long-term capital leases and financing obligations	$238,089	$227,220

_________________

(a)	The London Interbank Offered Rate (“LIBOR”) at March 30, 2019 was 2.5%.

In January 2016, we entered into a five-year $600 million revolving credit facility agreement with eight banks (the “Credit Facility”).  The Credit Facility replaced a previous revolving credit facility.  Interest only is payable monthly throughout the Credit Facility’s term.  The borrowing capacity for the Credit Facility is up to $600 million, and includes an accordion feature permitting us to request an increase in availability of up to an additional $100 million.  The Credit Facility bears interest at 75 to 175 basis points over LIBOR.  The Credit Facility requires fees payable quarterly throughout the term between .15% and .35% of the amount of the average net availability under the Credit Facility during the preceding quarter.  There was $137.7 million outstanding under the Credit Facility at March 30, 2019.

At March 30, 2019 and March 31, 2018, the interest rate spread paid by the Company was 125 basis points over LIBOR.

Within the Credit Facility, we have a sub-facility of $80 million for the purpose of issuing standby letters of credit.  The line requires fees aggregating 87.5 to 187.5 basis points annually of the face amount of each standby letter of credit, payable quarterly in arrears.  There was $31.4 million in an outstanding letter of credit at March 30, 2019.

The net availability under the Credit Facility at March 30, 2019 was $430.9 million.

MONRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On April 25, 2019, we amended and restated the Credit Facility (the “Amended Credit Facility”) to extend the term for another five years such that the Amended Credit Facility now expires on April 25, 2024.  The Amended Credit Facility remains a $600 million revolving credit facility agreement with eight banks.  The Amended Credit Facility increases our accordion feature permitting us to request an increase in availability of up to an additional $250 million, an increase of $150 million from the Credit Facility, and bears interest at 75 to 200 basis points over LIBOR.

Within the Amended Credit Facility, our sub-facility for the purposes of issuing standby letters of credit remains at $80 million.  The line requires fees aggregating 87.5 to 212.5 basis points annually of the face amount of each standby letter of credit, payable quarterly in arrears.

Specific terms of the Amended Credit Facility permit the payment of cash dividends (with certain limitations), and permit mortgages and specific lease financing arrangements with other parties with certain limitations.  Other specific terms and the maintenance of specified ratios are generally consistent with the Credit Facility.  Additionally, the Amended Credit Facility is not secured by our real property, although we have agreed not to encumber our real property, with certain permissible exceptions.

We were in compliance with all debt covenants as of March 30, 2019.

Long-term debt had a carrying amount and a fair value of $137.7 million as of March 30, 2019, as compared to a carrying amount and a fair value of $148.1 million as of March 31, 2018.  The fair value of long-term debt was estimated based on discounted cash flow analyses using either quoted market prices for the same or similar issues, or the current interest rates offered to Monro for debt with similar maturities.

In addition, we have financed certain store properties with capital leases/financing obligations, which amount to $260.3 million at March 30, 2019 and are due in installments through May 2049.

Aggregate debt maturities over the next five years are as follows:

	Capital Leases/
	Financing Obligations
	Aggregate	Imputed	All Other
Year Ending Fiscal March	Amount	Interest	Debt	Total
	(Dollars in thousands)

2020	$43,034	$(20,845)	$40	$22,229
2021	43,791	(19,216)		24,575
2022	43,459	(17,333)		26,126
2023	42,981	(15,100)		27,881
2024	37,733	(12,661)		25,072

NOTE 7 – REVENUE

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

Revenue from the sale of tire road hazard warranty agreements (included in the Tires product group in the table below) is initially deferred and is recognized over the contract period as costs are expected to be incurred in performing such services, typically 21 to 36 months.  The amounts recorded for deferred revenue balances at March 30, 2019 and March 31, 2018 were $17.2 million, of which $12.1 million and $11.9 million, respectively, are reported in Deferred revenue and $5.1 million and $5.3 million, respectively, are reported in Other long-term liabilities in our Consolidated Balance Sheets.

MONRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes deferred revenue related to road hazard warranty agreements from March 31, 2018 to March 30, 2019:

Dollars in thousands
Balance at March 31, 2018	$17,182
Deferral of revenue	16,702
Deferral of revenue from acquisitions	753
Recognition of revenue	(17,487)
Balance at March 30, 2019	$17,150

We expect to recognize $12.1 million of deferred revenue related to road hazard warranty agreements during our fiscal year ending March 28, 2020, and $5.1 million of such deferred revenue thereafter.

Under various arrangements, we receive from certain tire vendors a delivery commission and reimbursement for the cost of the tire that we may deliver to customers on behalf of the tire vendor.  The commission we earn from these transactions is as an agent and the net amount retained is recorded as sales.  (Included in the Tires product group in the following table.)

The following table summarizes disaggregated revenue by product group:

	Year Ended Fiscal March
	2019	2018
	(Dollars in thousands)
Revenues:
Brakes	$162,709	$146,082
Exhaust	28,713	26,969
Steering	95,711	94,391
Tires	601,295	560,398
Maintenance	308,668	296,658
Other	3,134	3,317
Total	$1,200,230	$1,127,815

NOTE 8 – INCOME TAXES

The components of the provision for income taxes are as follows:

	Year Ended Fiscal March
	2019	2018		2017
	(Dollars in thousands)
Current -
Federal	$5,682	$20,854		$22,040
State	2,409	3,180		2,422
	8,091	24,034		24,462
Deferred -
Federal	11,563	15,153		10,120
State	954	332		1,136
	12,517	15,485	(a)	11,256
Total	$20,608	$39,519		$35,718

_________________

(a)	For fiscal 2018, includes $4.7 million related to the Tax Cuts and Jobs Act of 2017 (“Tax Act”).

MONRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On December 22, 2017, the Tax Act was signed into law.  The Tax Act made broad and complex changes to U.S. federal corporate income taxation.  Additionally, in December 2017, the Securities and Exchange Commission (“SEC”) issued guidance under Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act,” allowing taxpayers to record provisional amounts for reasonable estimates when they did not have the necessary information available, prepared or analyzed in reasonable detail to complete their accounting for certain income tax effects of the Tax Act.  In accordance with this guidance, we recorded a provisional net income tax expense of approximately $4.7 million for the year ended March 31, 2018.  This amount is primarily from the remeasurement of our net deferred tax assets to reflect the new, lower U.S. federal corporate income tax rate.

For the third quarter of fiscal 2019, we completed our accounting for the impact of the Tax Act.  We did not record any material adjustments to provisional amounts previously recorded.

Deferred tax (liabilities) assets consist of the following:

	March 30,	March 31,
	2019	2018
	(Dollars in thousands)
Goodwill	$(39,020)	$(32,290)
Other	(429)	(645)
Total deferred tax liabilities	(39,449)	(32,935)
Property and equipment	19,723	25,056
Insurance reserves	9,071	6,769
Warranty and other reserves	3,360	2,978
Loss carryforwards	2,507	1,963
Other	6,954	7,644
Total deferred tax assets	41,615	44,410
Net deferred tax assets	$2,166	$11,475

We have $6.3 million of state net operating loss carryforwards available as of March 30, 2019.  The state net operating loss carryforwards expire in varying amounts through 2039.  Based on all available evidence, we have determined that it is more likely than not that sufficient taxable income of the appropriate character within the carryforward period will exist for the realization of the tax benefits on existing state net operating loss carryforwards.

We believe it is more likely than not that all other future tax benefits will be realized as a result of current and future income.

A reconciliation between the U.S. federal statutory tax rate and the effective tax rate reflected in the accompanying financial statements is as follows:

	Year Ended Fiscal March
	2019		2018		2017
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Federal income tax based on statutory tax rate applied to income before taxes (a)	$21,076	21.0	$32,692	31.6	$34,035	35.0
State income tax, net of federal income tax benefit	2,767	2.8	2,218	2.1	2,700	2.8
Tax Act (b)	—	—	4,707	4.5	—	—
Tax settlements and adjustments	(1,864)	(1.9)	—	—	—	—
Other	(1,371)	(1.4)	(98)	—	(1,017)	(1.1)
	$20,608	20.5	$39,519	38.2	$35,718	36.7

_________________

(a)	For fiscal 2018, represents the blended rate of 35% for 9/12 of the year and 21% for 3/12 of the year.
(b)	Represents the net discrete adjustment to income tax expense primarily from the remeasurement of our net deferred tax assets at the lower U.S. corporate income tax rate.

MONRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a rollforward of Monro’s liability for income taxes associated with unrecognized tax benefits:

Dollars in thousands
Balance at March 26, 2016	$6,929
Tax positions related to current year:
Additions	981
Reductions	—
Tax positions related to prior years:
Additions	66
Reductions	(352)
Settlements	—
Lapses in statutes of limitations	(732)
Balance at March 25, 2017	6,892
Tax positions related to current year:
Additions	447
Reductions	—
Tax positions related to prior years:
Additions	—
Reductions	(342)
Settlements	—
Lapses in statutes of limitations	(788)
Balance at March 31, 2018	6,209
Tax positions related to current year:
Additions	1,178
Reductions	—
Tax positions related to prior years:
Additions	166
Reductions	(6)
Settlements	—
Lapses in statutes of limitations	(1,123)
Balance at March 30, 2019	$6,424

The total amount of unrecognized tax benefits was $6.4 million and $6.2 million at March 30, 2019 and March 31, 2018, respectively, the majority of which, if recognized, would affect the effective tax rate.

In the normal course of business, Monro provides for uncertain tax positions and the related interest and penalties, and adjusts its unrecognized tax benefits and accrued interest and penalties and, accordingly, we had approximately $.4 million of interest and penalties associated with uncertain tax benefits accrued as of March 30, 2019 and March 31, 2018.

We file U.S. federal income tax returns and income tax returns in various state jurisdictions.  Monro’s fiscal 2018 U.S. federal tax year and various state tax years remain subject to income tax examinations by tax authorities.

NOTE 9 – STOCK OWNERSHIP

Holders of at least 60% of the Class C preferred stock must approve any action authorized by the holders of Common Stock.  In addition, there are certain restrictions on the transferability of shares of Class C preferred stock.  In the event of a liquidation, dissolution or winding-up of Monro, the holders of the Class C preferred stock would be entitled to receive $1.50 per share out of the assets of Monro before any amount would be paid to holders of Common Stock.  The conversion value of the Class C convertible preferred stock was $.064 per share at March 30, 2019 and March 31, 2018.

MONRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 – SHARE BASED COMPENSATION

We have a long-term incentive plan whereby eligible employees and non-employee directors may be granted non-qualified service condition stock options, non-qualified market condition stock options, restricted stock awards and restricted stock units.  We grant stock-based awards to continue to attract and retain employees and to better align employees’ interests with those of our shareholders.  Monro issues new shares of Common Stock upon the exercise of stock options. Total stock-based compensation expense included in cost of sales and selling, general and administrative expenses in Monro’s Consolidated Statements of Comprehensive Income for the fiscal years ended March 30, 2019, March 31, 2018 and March 25, 2017 was $4.0 million, $2.9 million and $2.5 million, respectively, and the related income tax benefit for each fiscal year was $1.0 million.  As of March 30, 2019, the total unrecognized compensation expense related to all unvested stock-based awards was $5.9 million and is expected to be recognized over a weighted average period of approximately two years.

Monro currently grants stock option awards and restricted stock under the 2007 Incentive Stock Option Plan (the “2007 Plan”).  The 2007 Plan was authorized by the Board of Directors in June 2007, initially reserving 873,000 shares (as retroactively adjusted for stock splits) of Common Stock for issuance to eligible employees and all non-employee directors.  The 2007 Plan was approved by shareholders in August 2007 and was later amended and restated in August 2017.  At March 30, 2019, there were a total of 5,001,620 shares authorized for grant under the 2007 Plan (as retroactively adjusted for stock splits), including the shares transferred from previous plans.  There were 990,930 shares available for grant at March 30, 2019.

Non-Qualified Stock Options

Generally, employee options vest over a four year period, and have a duration of six to ten years.  Outstanding options are exercisable for various periods through March 2025.  Assumptions used to estimate compensation expense are determined as follows:

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

The fair values of the service condition options granted were estimated on the date of their grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended Fiscal March
	2019	2018	2017
Risk-free interest rate	2.81%	1.78%	1.20%
Expected life, in years	4	4	4
Expected volatility	28.3%	26.1%	25.9%
Expected dividend yield	1.24%	1.49%	1.10%

In fiscal 2018, Monro granted 100,000 options with a market condition vesting and such market condition options granted were estimated on the date of their grant using the Monte Carlo option-pricing model with the following weighted-average assumptions:

Year Ended Fiscal March
2018
Risk-free interest rate	1.65%
Expected life, in years	4
Expected volatility	29.4%
Expected dividend yield	1.53%

MONRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Monro did not grant any options with a market condition vesting in fiscal 2019.

The weighted average fair value of options granted during fiscal 2019, 2018 and 2017 was $15.44, $8.84 and $12.17, respectively.  A summary of changes in outstanding stock options is as follows:

	Weighted
	Average
	Exercise	Options
	Price	Outstanding
At March 26, 2016	$41.75	1,188,791
Granted	$62.01	232,560
Exercised	$31.61	(485,660)
Canceled	$61.20	(39,347)
At March 25, 2017	$51.67	896,344
Granted	$48.12	546,080
Exercised	$35.00	(170,354)
Canceled	$60.87	(64,092)
At March 31, 2018	$51.95	1,207,978
Granted	$65.32	123,627
Exercised	$50.75	(331,182)
Canceled	$58.12	(125,518)
At March 30, 2019	$55.45	874,905

The total shares exercisable at March 30, 2019, March 31, 2018 and March 25, 2017 were 405,245, 495,573 and 563,109, respectively.  The weighted average exercise price of all shares exercisable at March 30, 2019 was $56.50.

The weighted average contractual term of all options outstanding at March 30, 2019 and March 31, 2018 was 3.9 years and 3.8 years, respectively.  The aggregate intrinsic value of all options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) outstanding at March 30, 2019 and March 31, 2018 was $26.6 million and $5.2 million, respectively.

The weighted average contractual term of all options exercisable at March 30, 2019 and March 31, 2018 was 3.2 years and 2.0 years, respectively.  The aggregate intrinsic value of all options exercisable at March 30, 2019 and March 31, 2018 was $12.2 million and $2.2 million, respectively.

MONRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of and changes in non-vested stock options granted is as follows:

		Weighted
		Average
		Grant-Date
		Fair Value
	Options	(per Option)
Non-vested at March 26, 2016	399,369	$11.26
Granted	232,560	$12.17
Vested	(266,112)	$10.48
Canceled	(32,582)	$12.79
Non-vested at March 25, 2017	333,235	$12.37
Granted	546,080	$8.84
Vested	(119,445)	$12.04
Canceled	(47,465)	$12.53
Non-vested at March 31, 2018	712,405	$9.72
Granted	123,627	$15.44
Vested	(314,054)	$8.94
Canceled	(52,318)	$12.30
Non-vested at March 30, 2019	469,660	$11.46

The following table summarizes information about stock options outstanding at March 30, 2019:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average	Shares	Average
Range of	Shares	Remaining	Exercise	Under	Exercise
Exercise Prices	Under Option	Life	Price	Option	Price
$18.05 - $46.99	16,832	1.77	$43.41	11,582	$42.74
$47.00 - $48.28	333,437	4.37	$47.26	106,556	$47.22
$48.29 - $60.97	230,118	3.18	$54.69	118,432	$54.67
$60.98 - $85.16	294,518	3.96	$66.01	168,675	$64.60

During the fiscal years ended March 30, 2019, March 31, 2018 and March 25, 2017, the fair value of awards vested under Monro’s stock plans was $2.8 million, $1.4 million and $2.8 million, respectively.

The aggregate intrinsic value is based on Monro’s closing stock price of $86.52, $53.60 and $52.15 as of the last trading day of the periods ended March 30, 2019, March 31, 2018 and March 25, 2017, respectively.  The aggregate intrinsic value of options exercised during the fiscal years ended March 30, 2019, March 31, 2018 and March 25, 2017 was $7.4 million, $2.8 million and $13.3 million, respectively.

Cash received from option exercises under all stock option plans was $14.6 million, $4.8 million and $3.5 million for the fiscal years ended March 30, 2019, March 31, 2018 and March 25, 2017, respectively.  The actual tax benefit realized for the tax deductions from option exercises was $1.0 million, $.5 million and $3.5 million for the fiscal years ended March 30, 2019, March 31, 2018 and March 25, 2017, respectively.

MONRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock

Monro issues restricted stock to certain members of senior management as well as non-employee directors of the Company.  Restricted stock units represent shares issued upon vesting in the future whereas restricted stock awards represent shares issued upon grant that are restricted.  The fair value for restricted stock units and restricted stock awards is calculated based on the stock price on the date of grant.  Restricted stock units do not have voting rights but earn dividends during the vesting period.  The recipients of the restricted stock awards have voting rights and earn dividends during the vesting period.  The dividends are paid to the recipient at the time the restricted stock becomes vested.  If the recipient leaves Monro prior to the vesting date for any reason, the shares of restricted stock and the dividends accrued on those shares will be forfeited and returned to Monro.  The restricted stock units and awards vest equally over three or four years.  In fiscal 2019, the Company issued a limited number of restricted stock units to members of senior management which may vest upon the achievement of a three-year average return on invested capital target.

The following table summarizes restricted stock activity for the year ended March 30, 2019:

	Shares	Weighted-Average Grant-Date Fair Value per Share	Weighted Average Remaining Vesting Period (in years)
Non-vested as of March 31, 2018	61,875	$47.59
Granted	17,572	$67.80
Vested	(20,386)	$47.53
Forfeited	(835)	$57.45
Non-vested as of March 30, 2019	58,226	$53.57	1.69

The aggregate intrinsic value is based on Monro’s closing stock price of $86.52 and $53.60 as of the last trading day of the periods ended March 30, 2019 and March 31, 2018, respectively.  The aggregate intrinsic value of non-vested restricted stock as of March 30, 2019 and March 31, 2018 was $5.0 million and $3.3 million, respectively.

NOTE 11 – EARNINGS PER COMMON SHARE

The following is a reconciliation of basic and diluted earnings per common share for the respective years:

	Year Ended Fiscal March
	2019	2018	2017
	(Amounts in thousands, except per share data)
Numerator for earnings per common share calculation:
Net Income	$79,752	$63,935	$61,526
Less: Preferred stock dividends	(408)	(368)	(447)
Income available to common stockholders	$79,344	$63,567	$61,079
Denominator for earnings per common share calculation:
Weighted average common shares, basic	32,980	32,767	32,413
Effect of dilutive securities:
Preferred stock	510	510	675
Stock options	154	56	213
Restricted stock	31	8	—
Weighted average common shares, diluted	33,675	33,341	33,301
Basic earnings per common share:	$2.41	$1.94	$1.88
Diluted earnings per common share:	$2.37	$1.92	$1.85

The computation of diluted earnings per common share for fiscal 2019, 2018 and 2017 excludes the effect of assumed exercise of approximately 146,000, 1,091,000 and 304,000 of stock options, respectively, as the exercise price of these options was greater than the average market value of our common stock for those periods, resulting in an anti-dilutive effect on diluted earnings per common share.

MONRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12 – OPERATING LEASES

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

Future minimum payments required under non-cancellable leases (including closed stores) are as follows:

		Less -
		Sublease
Year Ending Fiscal March	Leases	Income	Net
	(Dollars in thousands)
2020	$33,225	$(96)	$33,129
2021	28,819	(102)	28,717
2022	23,552	(93)	23,459
2023	17,949	(81)	17,868
2024	11,488	(62)	11,426
Thereafter	33,614	(54)	33,560
Total	$148,647	$(488)	$148,159

Rent expense under operating leases, net of sublease income, totaled $38.0 million, $38.9 million and $38.6 million in fiscal 2019, 2018 and 2017, respectively, including contingent rentals.  Sublease income totaled $.1 million in each of fiscal 2019, 2018 and 2017.

NOTE 13 – EMPLOYEE RETIREMENT AND PROFIT SHARING PLANS

We sponsor a noncontributory defined benefit pension plan for Monro employees and the former Kimmel Automotive, Inc. employees.  In fiscal 2005, the previously separate Monro and Kimmel pension plans were merged.  The merged plan provides benefits to certain full-time employees who were employed with Monro and with Kimmel prior to April 2, 1998 and May 15, 2001, respectively.

Effective as of those dates, each company’s Board of Directors approved plan amendments whereby the benefits of each of the defined benefit plans would be frozen and the plans would be closed to new participants.  Prior to these amendments, coverage under the plans began after employees completed one year of service and attained age 21.  Benefits under both plans, and now the merged plan, are based primarily on years of service and employees’ pay near retirement.  The funding policy for Monro’s merged plan is consistent with the funding requirements of U.S. federal law and regulations.  The measurement date used to determine the pension plan measurements disclosed herein is March 31 for both 2019 and 2018.

The (underfunded)/funded status of Monro’s defined benefit plan is recognized as an other long-term liability/other non-current asset in the Consolidated Balance Sheets as of March 30, 2019 and March 31, 2018, respectively.

MONRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The (underfunded)/funded status of the plan is set forth below:

	Fiscal March
	2019	2018
	(Dollars in thousands)
Change in Plan Assets:
Fair value of plan assets at beginning of year	$20,629	$20,702
Actual return on plan assets	929	631
Benefits paid	(720)	(704)
Fair value of plan assets at end of year	20,838	20,629
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	20,606	20,405
Interest cost	781	796
Actuarial loss	305	109
Benefits paid	(720)	(704)
Benefit obligation at end of year	20,972	20,606
(Underfunded)/funded status of plan	$(134)	$23

The projected and accumulated benefit obligations were equivalent at March 31 for both 2019 and 2018.

Amounts recognized in accumulated other comprehensive loss consist of:

	Year Ended
	Fiscal March
	2019	2018
	(Dollars in thousands)
Unamortized transition obligation	$0	$0
Unamortized prior service cost	0	0
Unamortized net loss	6,057	5,675
Total	$6,057	$5,675

Changes in plan assets and benefit obligations recognized in other comprehensive (loss) income consist of:

	Year Ended
	Fiscal March
	2019	2018
	(Dollars in thousands)
Net transition obligation	$0	$0
Prior service cost	0	0
Net actuarial loss	(382)	(558)
Total	$(382)	$(558)

Pension income included the following components:

	Year Ended Fiscal March
	2019	2018	2017
	(Dollars in thousands)
Interest cost on projected benefit obligation	$781	$796	$806
Expected return on plan assets	(1,409)	(1,416)	(1,332)
Amortization of unrecognized actuarial loss	403	336	524
Net pension income	$(225)	$(284)	$(2)

MONRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average assumptions used to determine benefit obligations are as follows:

	Year Ended
	Fiscal March
	2019	2018
Discount rate	3.72%	3.89%

The weighted-average assumptions used to determine net periodic pension costs are as follows:

	Year Ended Fiscal March
	2019	2018	2017
Discount rate	3.89%	3.98%	3.83%
Expected long-term return on assets	7.00%	7.00%	7.00%

The expected long-term rate of return on plan assets is established based upon assumptions related to historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.

The investment strategy of the plan is to conservatively manage the assets in order to meet the plan’s long-term obligations while maintaining sufficient liquidity to pay current benefits.  This is achieved by holding equity investments while investing a portion of assets in long duration bonds to match the long-term nature of the liabilities.  Monro’s general target allocation for the plan is approximately 40% fixed income and 60% equity securities.

Monro’s asset allocations, by asset category, are as follows at the end of each year:

	March 30,	March 31,
	2019	2018
Cash and cash equivalents	1.8%	1.3%
Fixed income	38.5%	39.3%
Equity securities	59.7%	59.4%
Total	100.0%	100.0%

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  The following tables provide fair value measurement information for Monro’s major categories of defined benefit plan assets at March 30, 2019 and March 31, 2018, respectively:

	Fair Value Measurements at March 30, 2019 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Equity securities:
U.S. companies	$9,179	$8,825	$354
International companies	3,256	3,256
Fixed income:
U.S. corporate bonds	7,888		7,888
International bonds	138		138
Cash equivalents	377		377
Total	$20,838	$12,081	$8,757

MONRO, INC. AND SUBSIDIARIES

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

There are no required or expected contributions in fiscal 2020 to the plan.

The following pension benefit payments are expected to be paid:

Year Ended
Fiscal March
(Dollars in thousands)
2020	$1,033
2021	1,083
2022	1,138
2023	1,170
2024	1,171
2025 - 2029	6,254

We have a 401(k)/Profit Sharing Plan that covers full-time employees who meet the age and service requirements of the plan.  We make matching contributions consistent with the provisions of the plan.  Charges to expense for our matching contributions for fiscal 2019, 2018 and 2017 amounted to approximately $1.4 million, $1.0 million and $.8 million, respectively.  We may also make annual profit sharing contributions to the plan at the discretion of Monro’s Compensation Committee.

We have a deferred compensation plan (the “Deferred Compensation Plan”) to provide an opportunity for additional tax-deferred savings to a select group of management or highly compensated employees.  The Deferred Compensation Plan permits participants to defer all or any portion of the compensation that would otherwise be payable to them for the calendar year.  In addition, Monro will credit to the participants’ accounts such amounts as would have been contributed to Monro’s 401(k)/Profit Sharing Plan but for the limitations that are imposed under the Internal Revenue Code based upon the participants’ status as highly compensated employees.  We may also make such additional discretionary allocations as are determined by the Compensation Committee.  The Deferred Compensation Plan is an unfunded arrangement and the participants or their beneficiaries have an unsecured claim against the general assets of Monro to the extent of their Deferred Compensation Plan benefits.  We maintain accounts to reflect the amounts owed to each participant.  At least annually, the accounts are credited with earnings or losses calculated on the basis of an interest rate or other formula as determined by Monro’s Compensation Committee.  The total liability recorded in our financial statements at March 30, 2019 and March 31, 2018 related to the Deferred Compensation Plan was approximately $2.0 million and $2.1 million, respectively.

NOTE 14 – RELATED PARTY TRANSACTIONS

We are currently a party to six leases for certain facilities where the lessor is a former officer of Monro or a family member of such former officer, or such former officer or family member has an interest in entities that are lessors.  The payments under such operating and capital leases amounted to $.8 million for fiscal years 2019, 2018 and 2017, respectively. These payments are comparable to rents paid to unrelated parties. No amounts were payable at March 30, 2019 or March 31, 2018. No related party leases exist, other than these six leases, and no new leases are contemplated.

MONRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15 – SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Significant Non-cash Investing and Financing Activities

In connection with the accounting for capital leases and financing obligations, we increased both property, plant and equipment and capital leases and financing obligations by approximately $14.6 million, $19.2 million and $14.2 million for the years ended March 30, 2019, March 31, 2018 and March 25, 2017, respectively.

Interest and Taxes Paid

The following table sets forth the cash paid for interest and income taxes for the years ended March 30, 2019, March 31, 2018 and March 25, 2017:

	Year Ended Fiscal March
	2019	2018	2017
	(Dollars in thousands)
Cash paid during the year:
Interest, net	$25,422	$22,808	$18,385
Income taxes, net	$9,680	$25,214	$24,778

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Commitments

Payments due by period under long-term debt, other financing instruments and commitments are as follows:

		Within	2 to	4 to	After
	Total	1 Year	3 Years	5 Years	5 Years
	(Dollars in thousands)
Principal payments on long-term debt	$137,722	$40			$137,682
Capital lease commitments/financing obligations	260,278	22,189	$50,701	$52,953	134,435
Operating lease commitments	148,159	33,129	52,176	29,294	33,560
Other liabilities	2,733	800	1,600	333
Total	$548,892	$56,158	$104,477	$82,580	$305,677

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

MONRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17 – SUBSEQUENT EVENTS

On April 25, 2019, we entered into the Amended Credit Facility to extend the term of the existing Credit Facility for another five years such that the Amended Credit Facility now expires on April 25, 2024.  See Note 6 for additional information.

In May 2019, Monro’s Board of Directors declared a regular quarterly cash dividend of $.22 per share or share equivalent to be paid to shareholders of record as of June 3, 2019.  The dividend will be paid on June 17, 2019.

See Note 2 for a discussion of acquisitions subsequent to March 30, 2019.

MONRO, INC. AND SUBSIDIARIES

SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth consolidated statement of income data by quarter for the years ended March 2019 and 2018.  Individual line items summed by quarters may not agree to the annual amounts reported due to rounding.

	Fiscal Quarter Ended
	June	Sept.	Dec.	March
	2018	2018	2018	2019
	(Amounts in thousands, except per share data)
Sales	$295,811	$307,105	$310,110	$287,203
Cost of sales	178,573	187,157	192,144	177,126
Gross profit	117,238	119,948	117,966	110,077
Operating, selling, general and administrative expenses	84,166	85,440	87,256	81,623
Operating income	33,072	34,508	30,710	28,454
Interest expense, net	6,580	6,803	6,797	6,834
Other (income) expense, net	(227)	(261)	(321)	179
Income before provision for income taxes	26,719	27,966	24,234	21,441
Provision for income taxes	6,075	6,205	3,703	4,625
Net income	$20,644	$21,761	$20,531	$16,816
Basic earnings per share	$0.63	$0.66	$0.62	$0.50
Diluted earnings per share	$0.62	$0.65	$0.61	$0.50
Weighted average number of common shares used in computing earnings per share
Basic	32,853	32,911	33,032	33,126
Diluted	33,457	33,640	33,766	33,866

	Fiscal Quarter Ended
	June	Sept.	Dec.	March
	2017	2017	2017	2018
	(Amounts in thousands, except per share data)
Sales	$278,491	$278,017	$285,730	$285,578
Cost of sales	165,607	170,076	178,743	177,815
Gross profit	112,884	107,941	106,987	107,763
Operating, selling, general and administrative expenses	79,135	74,120	77,688	77,334
Operating income	33,749	33,821	29,299	30,429
Interest expense, net	5,742	6,117	6,138	6,299
Other income, net	(11)	(226)	(99)	(117)
Income before provision for income taxes	28,018	27,930	23,260	24,247
Provision for income taxes	10,433	10,663	11,659	6,765
Net income	$17,585	$17,267	$11,601	$17,482
Basic earnings per share	$0.53	$0.52	$0.35	$0.53
Diluted earnings per share	$0.53	$0.52	$0.35	$0.52
Weighted average number of common shares used in computing earnings per share
Basic	32,704	32,754	32,779	32,822
Diluted	33,292	33,309	33,352	33,417

Significant fourth quarter adjustments

There was no material, extraordinary, unusual or infrequently occurring items recognized in the fourth quarter of fiscal 2019 or 2018.

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

In conjunction with the close of each fiscal quarter and under the supervision of our Chief Executive Officer and Chief Financial Officer, we conduct an evaluation of the effectiveness of our disclosure controls and procedures.  It is the conclusion of Monro’s Chief Executive Officer and Chief Financial Officer, based upon an evaluation completed as of March 30, 2019, that our disclosure controls and procedures were effective in ensuring that any material information relating to Monro was recorded, processed, summarized and reported to its principal officers to allow timely decisions regarding required disclosures.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that Monro's internal control over financial reporting was effective as of March 30, 2019, the end of our fiscal year.  Management has reviewed the results of its assessment with the Audit Committee of the Board of Directors.  The effectiveness of Monro's internal control over financial reporting as of March 30, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

Changes in Internal Controls over Financial Reporting

There were no changes in Monro’s internal control over financial reporting during the quarter ended March 30, 2019 that materially affected, or are reasonably likely to materially affect, Monro’s internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning the directors and executive officers of Monro is incorporated herein by reference to the section captioned “Proposal No. 1 - Election of Directors” and “Our Executive Officers”, respectively, in the Proxy Statement.

Information concerning required Section 16(a) disclosure is incorporated herein by reference to the section captioned “Delinquent Section 16(a) Reports” in the Proxy Statement.

Information concerning Monro’s corporate governance policies and procedures is incorporated herein by reference to the section captioned “Corporate Governance Practices and Policies” in the Proxy Statement.

Monro’s directors and executive officers are subject to the provisions of Monro’s Code of Ethics for All Board Members, Executive Officers and Management Employees (the “Code”), which is available in the Investor Information section of Monro’s website, www.monro.com.  Changes to the Code and any waivers are also posted on Monro’s website in the Investor Information section.

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

Information concerning Monro’s shares authorized for issuance under its equity-based compensation plans at March 30, 2019 is incorporated herein by reference to the section captioned “Equity Compensation Plan Information” in the Proxy Statement.

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
3.01

Restated Certificate of Incorporation of the Company, dated July 23, 1991, with Certificate of Amendment, dated November 1, 1991. (Filed in paper form as SEC File No: 0-19357, 1992 Form 10-K, Exhibit No. 3.01)

3.01a	Certificate of Change of the Certificate of Incorporation of the Company, dated January 26, 1996. (August 2004 Form S-3, Exhibit No. 4.1(b))
3.01b	Certificate of Amendment to Restated Certificate of Incorporation, dated April 15, 2004. (August 2004 Form S-3, Exhibit No. 4.1(c))
3.01c	Certificate of Amendment to Restated Certificate of Incorporation, dated October 10, 2007. (2008 Form 10-K, Exhibit No. 3.01c)
3.01d	Certificate of Amendment to Restated Certificate of Incorporation, dated August 1, 2012. (2013 Form 10-K, Exhibit No. 3.01d)
3.01e	Certificate of Amendment to Restated Certificate of Incorporation, dated August 15, 2017. (August 2017 Form 8-K, Exhibit No. 3.01e)
3.02	Amended and Restated By-Laws of the Company, dated August 7, 2012. (December 2012 Form 8-K, Exhibit No. 3.02)
4.01	Description of Registrant’s Securities
10.01	2007 Stock Incentive Plan, effective as of June 29, 2007. (May 2008 Form S-8, Exhibit No. 4)**
10.01a	Amendment No. 1 to the 2007 Stock Incentive Plan, dated August 9, 2007. (May 2008 Form S-8, Exhibit No. 4.1)*
10.01b	Amendment No. 2 to the 2007 Stock Incentive Plan, dated September 27, 2007. (May 2008 Form S-8, Exhibit No. 4.2)*

Exhibit No.	Document
10.01c	Amendment No. 3 to the 2007 Stock Incentive Plan, dated August 10, 2010. (August 2010 Form 8-K, Exhibit No. 10.1)*
10.01d	Amendment No. 4 to the 2007 Stock Incentive Plan, dated May 16, 2012. (2012 Form 10-K, Exhibit No. 10.01d)*
10.01e	Amendment No. 5 to the 2007 Stock Incentive Plan, dated June 28, 2013. (2013 Proxy, Exhibit A)*
10.01f	Amendment No. 6 to the 2007 Stock Incentive Plan, dated June 28, 2013. (2014 Form 10-K, Exhibit No. 10.01f)*
10.02	Amended and Restated 2007 Stock Incentive Plan, dated effective August 15, 2017. (2017 Proxy, Exhibit A)*
10.03	Monro Muffler Brake, Inc. Deferred Compensation Plan, dated January 1, 2005, and last amended and restated as of January 1, 2015. (2015 Form 10-K, Exhibit No. 10.03)*
10.04	Monro Muffler Brake, Inc. Retirement Plan, adopted February 1, 1972, and last amended and restated as of April 1, 2013. (2014 Form 10-K, Exhibit No. 10.04)*
10.04a

Amendment No. 1 to April 1, 2013 Restatement to Monro Muffler Brake, Inc. Retirement Plan, dated as of October 27, 2014 and effective as of June 26, 2013. (December 2015 Form 10-Q, Exhibit No. 10.04a)*

10.04b

Amendment No. 2 to April 1, 2013 Restatement to Monro Muffler Brake, Inc. Retirement Plan, dated as of December 10, 2015 and effective as of April 1, 2015. (December 2015 Form 10-Q, Exhibit No. 10.04b)*

10.04c	Amendment No. 3 to April 1, 2013 Restatement to Monro Muffler Brake, Inc. Retirement Plan, dated as of January 30, 2017 and effective as of April 1, 2016. (2017 Form 10-K, Exhibit No. 10.04c)*
10.05	Monro Muffler Brake, Inc. Profit Sharing Plan, adopted May 1, 1960, and last amended and restated as of December 8, 2014. (2015 Form 10-K, Exhibit No. 10.05)*
10.05a

First Amendment to December 8, 2014 Restatement to the Monro Muffler Brake, Inc. Profit Sharing Plan, dated December 10, 2015 and effective as of April 1, 2015. (December 2015 Form 10-Q, Exhibit No. 10.05a)*

10.18

Credit Agreement, dated as of January 25, 2016, by and among the Company and Citizens Bank, N.A., as Administrative Agent for the lenders party to the Credit Agreement. (January 2016 Form 8-K, Exhibit No. 10.18)

10.18a	Amendment No. 1 to Credit Agreement, dated as of August 26, 2016. (September 2016 Form 10-Q, Exhibit No. 10.18a)
10.18b	Amendment No. 2 to Credit Agreement, dated as of October 3, 2017. (September 2017 Form 10-Q, Exhibit No. 10.18b)
10.19

Security Agreement, dated as of January 25, 2016, by and among the Company, Monro Service Corporation, Car-X, LLC and Citizens Bank, N.A., as Administrative Agent for the lenders party to the Credit Agreement. (December 2015 Form 10-Q, Exhibit No. 10.19)

10.20	Guaranty, dated as of January 25, 2016, of Car-X, LLC and Monro Service Corporation. (December 2015 Form 10-Q, Exhibit No. 10.20)
10.21

Negative Pledge Agreement, dated as of January 25, 2016, by and among the Company, Monro Service Corporation, Car-X, LLC and Citizens Bank, N.A., as Administrative Agent for the lenders party to the Credit Agreement. (December 2015 Form 10-Q, Exhibit No. 10.21)

10.22	Amended Credit Agreement, dated as of April 25, 2019 (April 2019 Form 8-K, Exhibit No. 10.22)

Exhibit No.	Document
10.60	Lease Agreement, dated as of November 1, 2011, between Monro Service Corporation and the County of Monroe Industrial Development Agency. (2012 Form 10-K, Exhibit No. 10.60)
10.61	Leaseback Agreement, dated November 1, 2011, between the County of Monroe Industrial Development Agency and Monro Service Corporation. (2012 Form 10-K, Exhibit No. 10.61)
10.68	Employment Agreement, dated December 30, 2016 and effective as of January 1, 2017, between the Company and Brian J. D’Ambrosia. (January 2017 Form 8-K, Exhibit No. 10.68)*
10.70	Employment Agreement, dated June 28, 2017 and effective August 1, 2017, between the Company and Brett T. Ponton. (June 2017 Form 10-Q, Exhibit No. 10.70)*
10.72†	Supply Agreement, dated June 28, 2017 and effective as of June 1, 2017, by and between Monro Service Corporation and Valvoline LLC. (June 2017 Form 10-Q, Exhibit No. 10.72)
10.74	Employment Agreement, dated March 29, 2018 and effective March 26, 2018, between the Company and Matthew E. Naylor. (2018 Form 10-K, Exhibit No. 10.74)*
10.74a	Transition Agreement, dated February 20, 2019 and effective April 30, 2019, between the Company and Matthew E. Naylor
10.77	Monro Muffler Brake, Inc. Management Incentive Compensation Plan, effective as of June 1, 2002. (2002 Form 10-K, Exhibit No. 10.77)*
21.01	Subsidiaries of the Company.
23.01	Consent of PricewaterhouseCoopers LLP.
24.01	Powers of Attorney.
31.1	Certification of Brett T. Ponton, President and Chief Executive Officer.
31.2	Certification of Brian J. D’Ambrosia, Executive Vice President – Finance and Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101.INS	XBRL Instance Document
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.SCH	XBRL Taxonomy Extension Schema Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) hereof.

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

Date: May 29, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Brett T. Ponton	Chief Executive Officer, President	May 29, 2019
Brett T. Ponton	and Director (Principal Executive Officer)

/s/ Brian J. D’Ambrosia	Executive Vice President-Finance,	May 29, 2019
Brian J. D’Ambrosia	Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

/s/ Robert E. Mellor*	Chairman of the Board, Director	May 29, 2019
Robert E. Mellor

/s/ John L. Auerbach*	Director	May 29, 2019
John L. Auerbach

/s/ Frederick M. Danziger*	Director	May 29, 2019
Frederick M. Danziger

/s/ Donald Glickman*	Director	May 29, 2019
Donald Glickman

/s/ Lindsay N. Hyde*	Director	May 29, 2019
Lindsay N. Hyde

/s/ Stephen C. McCluski*	Director	May 29, 2019
Stephen C. McCluski

/s/ Peter J. Solomon*	Director	May 29, 2019
Peter J. Solomon

* By: /s/ Brett T. Ponton
Brett T. Ponton, as Attorney-in-Fact