Form 10-Q
period 2019-06-29
MONRO, INC.
filed 2019-08-08
CIK 876427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________________________________

FORM 10-Q

____________________________________________________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2019.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 0-19357

____________________________________________________________

MONRO, INC.

(Exact name of registrant as specified in its charter)

____________________________________________________________

New York	16-0838627
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification #)

200 Holleder Parkway, Rochester, New York	14615
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (585) 647-6400

_________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	MNRO	The Nasdaq Stock Market

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

As of July 26, 2019, 33,224,179 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

MONRO, INC.

MONRO, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MONRO, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 29,	March 30,
	2019	2019
	(Dollars in thousands)
Assets
Current assets:
Cash and equivalents	$8,513	$6,214
Trade receivables	17,380	14,617
Federal and state income taxes receivable	—	5,586
Inventories	173,655	171,038
Other current assets	46,733	42,452
Total current assets	246,281	239,907
Property, plant and equipment	647,015	640,421
Less - Accumulated depreciation and amortization	(335,997)	(327,869)
Net property, plant and equipment	311,018	312,552
Finance lease and financing obligation assets, net	142,066	128,029
Operating lease assets, net	201,401	—
Goodwill	626,108	565,503
Intangible assets	32,085	51,107
Other non-current assets	13,779	13,024
Long-term deferred income tax assets	5,716	2,166
Total assets	$1,578,454	$1,312,288
Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt, finance leases and financing obligations	$25,745	$22,229
Current portion of operating lease liabilities	28,804	—
Trade payables	104,828	103,602
Federal and state income taxes payable	3,191	—
Accrued payroll, payroll taxes and other payroll benefits	26,054	20,231
Accrued insurance	39,574	38,742
Deferred revenue	13,163	12,059
Other current liabilities	22,438	21,584
Total current liabilities	263,797	218,447
Long-term debt	160,000	137,682
Long-term finance leases and financing obligations	260,818	238,089
Long-term operating lease liabilities	160,163	—
Accrued rent expense	—	4,053
Other long-term liabilities	11,308	12,724
Long-term deferred income tax liabilities	1,738	—
Long-term income taxes payable	2,042	1,783
Total liabilities	859,866	612,778
Commitments and contingencies
Shareholders' equity:
Class C Convertible Preferred Stock, $1.50 par value, $0.064 conversion value, 150,000 shares authorized; 21,802 shares issued and outstanding	33	33
Common Stock, $0.01 par value, 65,000,000 shares authorized; 39,581,865 and 39,510,932 shares issued at June 29, 2019 and March 30, 2019, respectively	396	395
Treasury Stock, 6,359,871 shares at June 29, 2019 and March 30, 2019, at cost	(108,729)	(108,729)
Additional paid-in capital	224,742	220,173
Accumulated other comprehensive loss	(4,625)	(4,536)
Retained earnings	606,771	592,174
Total shareholders' equity	718,588	699,510
Total liabilities and shareholders' equity	$1,578,454	$1,312,288

The accompanying notes are an integral part of these financial statements.

MONRO, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Quarter Ended
	Fiscal June
	2019	2018
	(Dollars in thousands, except per share data)
Sales	$317,063	$295,811
Cost of sales, including distribution and occupancy costs	188,916	178,573
Gross profit	128,147	117,238
Operating, selling, general and administrative expenses	91,776	84,166
Operating income	36,371	33,072
Interest expense, net of interest income	7,157	6,580
Other income, net	(175)	(227)
Income before provision for income taxes	29,389	26,719
Provision for income taxes	6,783	6,075
Net income	22,606	20,644
Other comprehensive loss, net of tax:
Changes in pension, net of tax benefit	(89)	(77)
Comprehensive income	$22,517	$20,567
Earnings per common share:
Basic	$0.68	$0.63
Diluted	$0.67	$0.62
Weighted average number of common shares outstanding used in computing earnings per share:
Basic	33,183	32,853
Diluted	33,964	33,457

The accompanying notes are an integral part of these financial statements.

MONRO, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(UNAUDITED)

(Dollars and shares in thousands)

	Class C Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Total
Balance at March 30, 2019	22	$33	39,511	$395	6,360	$(108,729)	$220,173	$(4,536)	$592,174	$699,510
Accounting change - cumulative effect									(582)	(582)
Adjusted balance	22	33	39,511	395	6,360	(108,729)	220,173	(4,536)	591,592	698,928
Net income									22,606	22,606
Other comprehensive loss:
Pension liability adjustment ($118) pre-tax								(89)		(89)
Cash dividends (1): Preferred									(112)	(112)
Common									(7,305)	(7,305)
Dividend payable									(10)	(10)
Activity related to equity- based plans			71	1			3,644			3,645
Stock-based compensation							925			925
Balance at June 29, 2019	22	$33	39,582	$396	6,360	$(108,729)	$224,742	$(4,625)	$606,771	$718,588

Balance at March 31, 2018	22	$33	39,166	$392	6,330	$(106,563)	$199,576	$(4,248)	$539,286	$628,476
Net income									20,644	20,644
Other comprehensive loss:
Pension liability adjustment ($101) pre-tax								(77)		(77)
Cash dividends (1): Preferred									(102)	(102)
Common									(6,572)	(6,572)
Dividend payable									(12)	(12)
Activity related to equity- based plans			38	—	8	(445)	1,223			778
Stock-based compensation							1,084			1,084
Balance at June 30, 2018	22	$33	39,204	$392	6,338	$(107,008)	$201,883	$(4,325)	$553,244	$644,219

(1)First quarter fiscal year dividend payment of $0.22 and $0.20 per common share or common share equivalent paid on June 17, 2019 and June 14, 2018, respectively.

The accompanying notes are an integral part of these financial statements.

MONRO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Quarter Ended
	Fiscal June
	2019	2018
	(Dollars in thousands)
	Increase (Decrease) in Cash
Cash flows from operating activities:
Net income	$22,606	$20,644
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	14,839	13,227
Loss on disposal of assets	122	397
Stock-based compensation expense	925	1,084
Net change in deferred income taxes	2,223	2,082
Change in operating assets and liabilities (excluding acquisitions):
Trade receivables	(2,763)	(3,562)
Inventories	51	2,275
Other current assets	(3,966)	(1,465)
Other non-current assets	6,573	887
Trade payables	1,226	6,115
Accrued expenses	14,250	5,756
Federal and state income taxes payable	5,586	3,457
Other long-term liabilities	(6,903)	(924)
Long-term income taxes payable	3,450	198
Total adjustments	35,613	29,527
Net cash provided by operating activities	58,219	50,171
Cash flows from investing activities:
Capital expenditures	(13,996)	(11,440)
Acquisitions, net of cash acquired	(54,720)	(27,518)
Proceeds from the disposal of assets	103	303
Other	34	—
Net cash used for investing activities	(68,579)	(38,655)
Cash flows from financing activities:
Proceeds from borrowings	119,603	108,668
Principal payments on long-term debt, finance leases and financing obligations	(103,257)	(103,535)
Exercise of stock options	3,730	778
Dividends paid	(7,417)	(6,674)
Net cash provided by (used for) financing activities	12,659	(763)
Increase in cash	2,299	10,753
Cash at beginning of period	6,214	1,909
Cash at end of period	$8,513	$12,662

The accompanying notes are an integral part of these financial statements.

MONRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Condensed Consolidated Financial Statements

The consolidated balance sheets as of June 29, 2019 and March 30, 2019, the consolidated statements of comprehensive income for the quarters ended June 29, 2019 and June 30, 2018, the consolidated statements of changes in shareholders’ equity for the quarters ended June 29, 2019 and June 30, 2018 and the consolidated statements of cash flows for the quarters ended June 29, 2019 and June 30, 2018, include financial information for Monro, Inc. and its wholly-owned subsidiaries, Monro Service Corporation; Car-X, LLC; MNRO Holdings, LLC and MNRO Service Holdings, LLC (collectively, “Monro,” “we,” “us,” “our,” the “Company”). These unaudited, condensed consolidated financial statements have been prepared by Monro. We believe all known adjustments (consisting of normal recurring accruals or adjustments) have been made to fairly state the financial position, results of operations and cash flows for the unaudited periods presented.

Interim results are not necessarily indicative of results for a full year. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 30, 2019.

We report our results on a 52/53 week fiscal year with the fiscal year ending on the last Saturday in March of each year. The following are the dates represented by each fiscal period reported in these condensed financial statements:

“Quarter Ended Fiscal June 2019”	March 31, 2019 – June 29, 2019 (13 weeks)
“Quarter Ended Fiscal June 2018”	April 1, 2018 – June 30, 2018 (13 weeks)

Fiscal 2020, ending March 28, 2020, is a 52 week year.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued new accounting guidance related to leases. This guidance establishes a right of use (“ROU”) model that requires a lessee to record a ROU asset and lease liability on the balance sheet for all leases with terms longer than twelve months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. We adopted this standard as of March 31, 2019 using the modified retrospective approach and elected the optional transition relief amendment that allows for a cumulative-effect adjustment in the period of adoption and did not restate prior periods. In addition, we elected the package of practical expedients permitted under the transition guidance, which among other things, allowed us to carry forward the historical lease classification and provided relief from reviewing existing contracts to determine if they contain leases. We did not elect to use hindsight in determining the lease term.

The adoption of this guidance resulted in a $165.3 million increase to total assets and a $165.9 million increase to total liabilities as of March 31, 2019. The Company recognized $186.9 million of operating lease ROU assets, $174.4 million of operating lease obligations, and a $0.7 million finance lease asset and liability related to embedded leases. The difference between the operating lease ROU assets and operating lease liabilities primarily represents the existing favorable lease intangibles of $19.6 million and unfavorable lease intangibles and deferred rent accruals of $7.2 million resulting from historical operating lease accounting. These were reclassified as operating ROU assets upon adoption. In addition, we recognized $8.4 million and $16.6 million of finance lease assets and liabilities, respectively, and removed $11.1 million and $18.6 million of assets and liabilities related to financial obligations connected with the construction of leased stores that are no longer considered a failed sale leaseback. As a result of using the modified retrospective approach, the adoption resulted in a cumulative-effect adjustment to retained earnings, net of tax, of approximately $0.6 million. The adoption of this guidance did not have a material impact to our Consolidated Statements of Comprehensive Income or Consolidated Statements of Cash Flows. At adoption, we reclassified prior year capital lease and financing obligation assets from the Net property, plant and equipment line to the Finance lease and financing obligation assets, net line of our Consolidated Balance Sheet. See Note 8 for additional lease disclosures.

In June 2018, the FASB issued new accounting guidance that amends the accounting for nonemployee share-based awards. Under the new guidance, the existing guidance related to the accounting for employee share-based awards will apply to nonemployee share-based transactions, with certain exceptions. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2018. Early adoption was permitted. We adopted this guidance during the first quarter of fiscal 2020. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements.

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

Financing

In April 2019, we entered into a new five year $600 million revolving credit facility agreement currently with eight banks (the “Credit Facility”).  The Credit Facility amended and restated our previous revolving credit facility which would have expired in January 2021.  Interest only is payable monthly throughout the Credit Facility’s term.  The borrowing capacity for the Credit Facility of $600 million includes an accordion feature permitting us to request an increase in availability of up to an additional $250 million.  The Credit Facility bears interest at 75 to 200 basis points over LIBOR or at the prime rate, depending on the type of borrowing and the rates then in effect.  The Credit Facility requires fees payable quarterly throughout the term between 0.125% and 0.35% of the amount of the average net availability under the Credit Facility during the preceding quarter.

Within the Credit Facility, we have a sub-facility of $80 million available for the purpose of issuing standby letters of credit.  The line requires fees aggregating 87.5 to 212.5 basis points over LIBOR annually of the face amount of each standby letter of credit, payable quarterly in arrears.

Specific terms of the Credit Facility permit the payment of cash dividends (with certain limitations), and permit mortgages and specific lease financing arrangements with other parties (with certain limitations).  Other specific terms and the maintenance of specified ratios are generally consistent with our prior financing agreement.  Additionally, the Credit Facility is not secured by our real property, although we have agreed not to encumber our real property, with certain permissible exceptions.

Commitments and Contingencies

As of the date of this report, other than changes related to adoption of the new lease accounting standard as described in Note 8 to the Consolidated Financial Statements, there were no material changes to our commitments and contingencies outside those related to business acquisitions since March 30, 2019, as reported in our Form 10-K.

Note 2 – Acquisitions

Monro’s acquisitions are strategic moves in our plan to fill in and expand our presence in existing and contiguous markets, expand in to new markets and leverage fixed operating costs such as distribution, advertising and administration. Acquisitions in this footnote include acquisitions of five or more locations as well as acquisitions of one to four locations that are part of our greenfield store growth strategy.

Subsequent Events

Subsequent to June 29, 2019, we signed definitive asset purchase agreements to complete the acquisition of eight retail tire and automotive repair stores located in Louisiana. These transactions are expected to close during the second quarter of fiscal 2020 and are expected to be financed through our existing credit facility.

Fiscal 2020

During the first quarter of fiscal 2020, we acquired the following businesses for an aggregate purchase price of $54.5 million. The acquisitions were financed through our existing credit facility. The results of operations for these acquisitions are included in our financial results from the respective acquisition dates.

•On June 23, 2019, we acquired two retail tire and automotive repair stores located in California from BAW LLC. These stores operate under the Tire Choice name.

•On May 19, 2019, we acquired 40 retail tire and automotive repair stores and one distribution center located in California from Certified Tire & Service Centers, Inc. These stores operate under the Tire Choice name.

MONRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

•On March 31, 2019, we acquired 12 retail tire and automotive repair stores located in Louisiana from Allied Discount Tire & Brake, Inc. These stores operate under the Tire Choice name.

These acquisitions resulted in goodwill related to, among other things, growth opportunities, synergies and economies of scale expected from combining these businesses with ours, as well as unidentifiable intangible assets. All of the goodwill is expected to be deductible for tax purposes. We have recorded finite-lived intangible assets at their estimated fair value related to customer lists.

We expensed all costs related to acquisitions in the quarter ended June 29, 2019. The total costs related to completed acquisitions were $0.5 million for the quarter ended June 29, 2019. These costs are included in the Consolidated Statements of Comprehensive Income primarily under operating, selling, general and administrative expenses.

Sales for the fiscal 2020 acquired entities for the quarter ended June 29, 2019 totaled $7.1 million for the period from acquisition date through June 29, 2019.

Supplemental pro forma information for the current or prior reporting periods has not been presented due to the impracticability of obtaining detailed, accurate or reliable data for the periods the acquired entities were not owned by Monro.

The preliminary fair values of identifiable assets acquired and liabilities assumed were based on preliminary valuations and estimates. The consideration transferred and net identifiable liabilities assumed were recorded as goodwill. The preliminary allocation of the aggregate purchase price as of June 29, 2019 was as follows:

As of Acquisition Date
(Dollars in thousands)
Inventories	$2,856
Other current assets	300
Property, plant and equipment	456
Finance lease and financing obligation assets, net	17,977
Operating lease assets, net	18,757
Intangible assets	1,523
Other non-current assets	103
Long-term deferred income tax assets	4,223
Total assets acquired	46,195
Current portion of long-term debt, finance leases and financing obligations	2,445
Current portion of operating lease liabilities	1,684
Deferred revenue	1,047
Other current liabilities	214
Long-term finance leases and financing obligations	30,720
Long-term operating lease liabilities	15,688
Other long-term liabilities	1,155
Total liabilities assumed	52,953
Total net identifiable liabilities assumed	$(6,758)
Total consideration transferred	$54,505
Less: total net identifiable liabilities assumed	(6,758)
Goodwill	$61,263

The following are the intangible assets acquired and their respective fair values and weighted average useful lives:

	As of Acquisition Date
	Dollars in thousands	Weighted Average Useful Life
Customer lists	$1,523	7 years

Fiscal 2019

During the first quarter of fiscal 2019, we acquired the following businesses for an aggregate purchase price of $27.2 million. The acquisitions were financed through our existing credit facility. The results of operations for these acquisitions are included in our financial results from the respective acquisition dates.

MONRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

•On May 13, 2018, we acquired 12 retail/commercial tire and automotive repair stores and one retread facility located in Tennessee, as well as four wholesale locations in North Carolina, Tennessee and Virginia, from Free Service Tire Company, Incorporated. These locations operate under the Free Service Tire name.

•On April 1, 2018, we acquired four retail tire and automotive repair stores located in Minnesota from Liberty Auto Group, Inc. These stores operate under the Car-X name.

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

We expensed all costs related to acquisitions in the quarter ended June 30, 2018. The total costs related to completed acquisitions were $0.2 million for the quarter ended June 30, 2018. These costs are included in the Consolidated Statements of Comprehensive Income primarily under operating, selling, general and administrative expenses.

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

We have recorded the identifiable assets acquired and liabilities assumed at their fair values as of their respective acquisition dates (including any measurement period adjustments), with the remainder recorded as goodwill as follows:

As of Acquisition Date
(Dollars in thousands)
Trade receivables	$1,674
Inventories	7,594
Other current assets	192
Property, plant and equipment	2,342
Finance lease and financing obligation assets, net	2,893
Intangible assets	6,812
Long-term deferred income tax assets	1,051
Total assets acquired	22,558
Current portion of long-term debt, finance leases and financing obligations	557
Deferred revenue	115
Other current liabilities	419
Long-term finance leases and financing obligations	6,320
Other long-term liabilities	274
Total liabilities assumed	7,685
Total net identifiable assets acquired	$14,873
Total consideration transferred	$27,167
Less: total net identifiable assets acquired	14,873
Goodwill	$12,294

The following are the intangible assets acquired and their respective fair values and weighted average useful lives:

	As of Acquisition Date
	Dollars in thousands	Weighted Average Useful Life
Customer lists	$5,247	13 years
Favorable leases	1,165	10 years
Trade name	400	2 years
Total	$6,812	12 years

MONRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As a result of the updated purchase price allocations for the entities acquired during the fiscal year ended March 30, 2019, certain of the fair value amounts previously estimated were adjusted during the measurement period. These measurement period adjustments resulted from updated valuation reports and appraisals received from our external valuation specialists, as well as revisions to internal estimates. The changes in estimates include a decrease in inventories of $0.3 million; an increase in other current assets of $0.1 million; an increase in property, plant and equipment of $0.1 million; a decrease in finance lease and financing obligation assets, net of $0.8 million; a decrease in intangible assets of $0.3 million; a decrease in long-term deferred income tax assets of $0.3 million; an increase in current portion of long-term debt, finance leases and financing obligations of $0.2 million and a decrease in long-term finance leases and financing obligations of $2.4 million. The measurement period adjustments resulted in a decrease of goodwill of $0.7 million.

The measurement period adjustments were not material to the Consolidated Statement of Comprehensive Income for the quarter ended June 29, 2019.

We continue to refine the valuation data and estimates primarily related to inventory, warranty reserves, intangible assets, real estate, and real property leases for fiscal 2019 acquisitions which closed subsequent to June 30, 2018 and the fiscal 2020 acquisitions, and expect to complete the valuations no later than the first anniversary date of the respective acquisition. We anticipate that adjustments will continue to be made to the fair values of identifiable assets acquired and liabilities assumed and those adjustments may or may not be material.

Note 3 – Earnings per Common Share

Basic earnings per common share amounts are computed by dividing income available to common shareholders, after deducting preferred stock dividends, by the average number of common shares outstanding. Diluted earnings per common share amounts assume the issuance of common stock for all potentially dilutive equivalent securities outstanding.

The following is a reconciliation of basic and diluted earnings per common share for the respective periods:

	Quarter Ended
	Fiscal June
	2019	2018
	(Amounts in thousands,
	except per share data)
Numerator for earnings per common share calculation:
Net income	$22,606	$20,644
Less: Preferred stock dividends	(112)	(102)
Income available to common shareholders	$22,494	$20,542
Denominator for earnings per common share calculation:
Weighted average common shares, basic	33,183	32,853
Effect of dilutive securities:
Preferred stock	510	510
Stock options	231	68
Restricted stock	40	26
Weighted average common shares, diluted	33,964	33,457
Basic earnings per common share:	$0.68	$0.63
Diluted earnings per common share:	$0.67	$0.62

The computation of diluted earnings per common share excludes the effect of the assumed exercise of approximately 59,000 and 486,000 stock options for the quarters ended June 29, 2019 and June 30, 2018, respectively. Such amounts were excluded as the exercise price of these stock options was greater than the average market value of our common stock for those periods, resulting in an anti-dilutive effect on diluted earnings per common share.

Note 4 – Income Taxes

In the normal course of business, we provide for uncertain tax positions and the related interest and penalties, and adjust our unrecognized tax benefits and accrued interest and penalties accordingly. The total amount of unrecognized tax benefits was $6.7 million and $6.4 million at June 29, 2019 and March 30, 2019, respectively, the majority of which, if recognized, would affect our effective tax rate. Additionally, we have accrued interest and penalties related to unrecognized tax benefits of approximately $0.4 million as of June 29, 2019 and March 30, 2019.

MONRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

We file U.S. federal income tax returns and income tax returns in various state jurisdictions. Our fiscal 2018 U.S. federal tax year and various state tax years remain subject to income tax examinations by tax authorities.

Note 5 – Fair Value

Long-term debt had a carrying amount that approximates a fair value of $160.0 million as of June 29, 2019, as compared to a carrying amount and a fair value of $137.7 million as of March 30, 2019. The fair value of long-term debt was estimated based on discounted cash flow analyses using either quoted market prices for the same or similar issues, or the current interest rates offered to Monro for debt with similar maturities.

Note 6 – Cash Dividend

In May 2019, our Board of Directors declared its intention to pay a regular quarterly cash dividend during fiscal 2020 of $0.22 per common share or common share equivalent beginning with the first quarter of fiscal 2020. We paid dividends of $7.4 million during the quarter ended June 29, 2019. However, the declaration of and any determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, compliance with charter and credit facility restrictions, and such other factors as the Board of Directors deems relevant.

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

Revenue from the sale of tire road hazard warranty agreements (included in the Tires product group in the table below) is initially deferred and is recognized over the contract period as costs are expected to be incurred in performing such services, typically 21 to 36 months.  The amounts recorded for deferred revenue balances at June 29, 2019 and March 30, 2019 were $19.0 million and $17.2 million, respectively, of which $13.2 million and $12.1 million, respectively, are reported in Deferred revenue and $5.8 million and $5.1 million, respectively, are reported in Other long-term liabilities in our Consolidated Balance Sheets.

The following table summarizes deferred revenue related to road hazard warranty agreements from March 30, 2019 to June 29, 2019:

Dollars in
thousands
Balance at March 30, 2019	$17,150
Deferral of revenue	4,496
Deferral of revenue from acquisitions	1,909
Recognition of revenue	(4,598)
Balance at June 29, 2019	$18,957

We expect to recognize $10.9 million of deferred revenue related to road hazard warranty agreements in the remainder of fiscal 2020, $6.5 million of such deferred revenue during our fiscal year ending March 27, 2021, and $1.6 million of such deferred revenue thereafter.

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

MONRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes disaggregated revenue by product group:

	Quarter Ended
	Fiscal June
	2019	2018
	(Dollars in thousands)
Revenues:
Brakes	$46,776	$42,748
Exhaust	6,953	7,076
Steering	26,232	25,059
Tires	154,065	141,103
Maintenance	82,174	79,010
Other	863	815
Total	$317,063	$295,811

Note 8 – Leasing

We enter into lease agreements for certain retail stores, warehouses, distribution centers, office space and land as well as service contracts that are considered leases. We determine if an arrangement is or contains a lease at inception. We record ROU assets and lease obligations for our finance and operating leases, which are initially based on the discounted future minimum lease payments over the term of the lease. As the rate implicit in our leases is not easily determinable, our applicable incremental borrowing rate is used in calculating the present value of the lease payments. We estimate our incremental borrowing rate considering the market rates of our outstanding collateralized borrowings and comparisons to comparable borrowings of similar terms.

Our leases have remaining lease terms of less than one year to approximately 39 years. Most of our leases include one or more options to extend the lease, for periods ranging from one year to 69 years or more. If it is reasonably certain that an option to extend will be exercised, that option is considered in the lease term at inception. For leases with an initial term of 12 months or less, no ROU assets or lease obligations are recorded on the balance sheet and we recognize short-term lease expense for these leases on a straight-line basis over the lease term.

Certain of our lease agreements include rental payments based on a percentage of retail sales over specified levels and others include rental payments adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. For the majority of all classes of underlying assets, we have elected to separate lease from non-lease components. We have elected to combine lease and non-lease components for certain classes of equipment. We sublease excess space to third parties.

Operating lease expense is recognized on a straight-line basis over the lease term and is included in cost of sales or general and administrative expense. Amortization expense for finance leases is recognized on a straight-line basis over the lease term and is included in cost of sales or general and administrative expense. Interest expense for finance leases is recognized using the effective interest method. Variable payments, short-term rentals and payments associated with non-lease components are expensed as incurred.

Historical failed sale leasebacks that were assumed through acquisitions and do not qualify for sale leaseback accounting continue to be accounted for as financing obligations. As of June 29, 2019, net assets of $4.6 million and liabilities of $7.7 million due to failed sale leaseback arrangements were included with finance lease assets and liabilities, respectively, on the Consolidated Balance Sheet.

The components of operating and finance lease cost were as follows:

Quarter Ended
Fiscal June
2019
(Dollars in thousands)
Operating lease cost	$9,228
Finance lease/financing obligations cost:
Amortization of assets	4,247
Interest on liabilities	5,278
Short term and variable lease cost	565
Sublease income	(33)
Total lease cost	$19,285

MONRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Supplemental cash flow information related to leases was as follows:

Quarter Ended
Fiscal June
2019
(Dollars in thousands)
Cash paid for amounts included in measurement of lease obligations:
Operating cash flows from operating leases	$8,669
Operating cash flows from finance leases/financing obligations	5,268
Financing cash flows from finance leases/financing obligations	5,942
Assets obtained in exchange for operating lease obligations	6,730
Assets obtained in exchange for finance lease obligations	6,220

The following table summarizes weighted average remaining lease term and discount rates:

	Operating Leases	Finance Leases and Financing Obligations
Weighted average remaining lease term, in years	9.4	10.1
Weighted average discount rate	3.67%	10.31%

Future maturities of our lease liabilities, excluding subleases, as of June 29, 2019 are as follows:

	Operating Leases	Finance Leases and Financing Obligations
	(Dollars in thousands)
Remainder 2020	$26,526	$34,894
2021	33,404	46,962
2022	29,922	46,679
2023	25,652	46,456
2024	20,594	39,749
Thereafter	90,251	211,637
Total undiscounted lease obligations	$226,349	$426,377
Less: imputed interest	(37,382)	(139,834)
Net lease obligation	$188,967	$286,543

Total lease payments include $68 million related to options to extend operating leases that are reasonably certain of being exercised, include $106 million related to options to extend finance leases that are reasonably certain of being exercised and exclude $15 million of legally binding lease payments for leases signed but not yet commenced as of June 29, 2019.

The aggregate minimum annual lease rentals at March 30, 2019 for the remaining contractual term of non-cancelable leases were as follows:

	Operating Leases	Finance Leases and Financing Obligations
	(Dollars in thousands)
2020	$33,225	$43,034
2021	28,819	43,791
2022	23,552	43,459
2023	17,949	42,981
2024	11,488	37,733
Thereafter	33,614	191,366
Total minimum rentals before sublease income	$148,647	$402,364
Less: minimum sublease rentals	(488)	—
Total minimum rentals	$148,159	$402,364
Less: imputed interest		(142,086)
Present value of minimum lease payments		$260,278

MONRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 9 – Subsequent Events

See Note 2 for a discussion of acquisitions subsequent to June 29, 2019.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including (without limitation) statements made in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain statements of future expectations and other forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, the words “anticipates,” “believes,” “contemplates,” “expects,” “see,” “could,” “may,” “estimate,” “appear,” “intend,” “plans,” “potential,” “strategy” and variations thereof and similar expressions, are intended to identify forward-looking statements. Forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed. These factors include, but are not necessarily limited to, product demand, dependence on and competition within the primary markets in which Monro’s stores are located, the need for and costs associated with store renovations and other capital expenditures, the effect of economic conditions, seasonality, the impact of weather conditions and natural disasters, the impact of competitive services and pricing, parts supply restraints or difficulties, our dependence on vendors, including foreign vendors, changes in U.S. or foreign trade policies, including the impacts of tariffs or proposed tariffs, industry regulation, risks relating to leverage and debt service (including sensitivity to fluctuations in interest rates), continued availability of capital resources and financing, advances in automotive technologies, disruption or unauthorized access to our computer systems, risks relating to protection of customer and employee personal data, business interruptions, risks relating to litigation, risks relating to integration of acquired businesses, including goodwill impairment and the risks set forth in our Annual Report on Form 10-K for the fiscal year ended March 30, 2019. Except as required by law, we do not undertake and specifically disclaim any obligation to update any forward-looking statement to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. References to fiscal 2020 and fiscal 2019 in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to our fiscal years ending March 28, 2020 and March 30, 2019, respectively.

Results of Operations

The following table sets forth income statement data of Monro expressed as a percentage of sales for the fiscal periods indicated:

	Quarter Ended
	Fiscal June
	2019	2018
Sales	100.0%	100.0%
Cost of sales, including distribution and occupancy costs	59.6	60.4
Gross profit	40.4	39.6
Operating, selling, general and administrative expenses	28.9	28.5
Operating income	11.5	11.2
Interest expense - net	2.3	2.2
Other income - net	(0.1)	(0.1)
Income before provision for income taxes	9.3	9.0
Provision for income taxes	2.1	2.1
Net income	7.1%	7.0%

First Quarter Ended June 29, 2019 as Compared to First Quarter Ended June 30, 2018

Sales were $317.1 million for the quarter ended June 29, 2019 as compared with $295.8 million for the quarter ended June 30, 2018.  The sales increase of $21.3 million, or 7.2%, was due to an increase of $19.6 million related to new stores, of which $16.6 million came from the fiscal 2020 and fiscal 2019 acquisitions.  Additionally, comparable store sales increased by 0.8%.  Partially offsetting this was a decrease in sales from closed stores amounting to $0.7 million.  There were 90 selling days in the quarter ended June 29, 2019 and in the quarter ended June 30, 2018.  We define comparable store sales as sales for stores that have been open or acquired at least one fiscal year prior to March 31, 2019.

At June 29, 2019, we had 1,251 Company-operated stores in operation and 98 franchised locations as compared with 1,164 Company-operated stores in operation and 98 franchised locations at June 30, 2018.  At March 30, 2019, we had 1,197 Company-operated stores in operation and 98 franchised locations.  During the quarter ended June 29, 2019, we added 55 Company-operated stores and closed one store.

Comparable store brakes, alignment and tires category sales for the quarter ended June 29, 2019 increased by approximately 6%, 2% and 1%, respectively, from the prior year quarter.  However, maintenance services and front end/shocks category sales for the quarter ended June 29, 2019 decreased by approximately 2% and 1%, respectively, on a comparable store basis as compared to the same period in the prior year.  Comparable store sales were impacted by higher average ticket from improved in-store execution, offset by lower traffic.

Gross profit for the quarter ended June 29, 2019 was $128.1 million or 40.4% of sales as compared with $117.2 million or 39.6% of sales for the quarter ended June 30, 2018.  The increase in gross profit for the quarter ended June 29, 2019, as a percentage of sales, was due primarily to a decrease in material costs which decreased as a percentage of sales as compared to the prior year quarter, as well as a decrease in labor costs as a percentage of sales from the prior year quarter due to a continued focus on our store staffing optimization initiative. We were able to decrease material costs as a percentage of sales by increasing attachment sales related to the improved in-store execution on the conversion of higher-value service package offerings that were launched during the first quarter of fiscal 2019.

At our retail tire and automotive repair locations, we provide a broad range of services on passenger cars, light trucks and vans for brakes; mufflers and exhaust systems; and steering, drive train, suspension and wheel alignment.  We also provide other products and services, including tires and routine maintenance services, including state inspections.  In recent years, including fiscal 2019, we acquired certain tire and automotive repair locations that also serve commercial customers and sell tires to customers for resale.  These locations conduct tire and automotive repair activities that are similar to our retail locations, other than with respect to the lower gross margin sales mix resulting from the sale of commercial tires and the lower gross margin of the wholesale locations.  The lower gross margin at our wholesale locations is due primarily to the higher mix of tires sold and the fact that those tire sales do not include installation or other tire related services that are more common at other locations.  During the quarter ended June 29, 2019, there was an increase in consolidated revenue from the prior year quarter of approximately $4.5 million due to a full quarter of increased sales from commercial and wholesale locations acquired in fiscal 2019.  Additionally, due to the impact of a full quarter of the sales mix from our commercial and wholesale locations acquired in fiscal 2019, our consolidated gross margin for the quarter ended June 29, 2019 was reduced by approximately 50 basis points from the prior year quarter.

Distribution and occupancy costs decreased as a percentage of sales as compared to the prior year, as we gained leverage on these largely fixed costs with higher overall comparable store sales.

On a comparable store basis, gross profit for the quarter ended June 29, 2019 increased by approximately 140 basis points as compared to the prior year quarter.

Operating expenses for the quarter ended June 29, 2019 were $91.8 million or 28.9% of sales as compared to $84.2 million or 28.5% of sales for the quarter ended June 30, 2018. The increase of $7.6 million in operating expenses from the comparable period of the prior year is primarily due to increased expenses for 87 net new stores.

Operating income for the quarter ended June 29, 2019 of approximately $36.4 million increased by 10.0% as compared to operating income of approximately $33.1 million for the quarter ended June 30, 2018, and increased as a percentage of sales from 11.2% to 11.5% for the reasons described above.

Net interest expense for the quarter ended June 29, 2019 increased by approximately $0.6 million as compared to the same period in the prior year, and increased from 2.2% to 2.3% as a percentage of sales for the same periods.  The weighted average debt outstanding for the quarter ended June 29, 2019 increased by approximately $18.4 million as compared to the quarter ended June 30, 2018.  This increase is primarily related to an increase in finance lease debt recorded in connection with the fiscal 2019 and fiscal 2020 acquisitions and greenfield expansion, as well as an increase in the weighted average interest rate for the quarter ended June 29, 2019 of approximately 30 basis points as compared to the first quarter of the prior year. The increase in the weighted average interest rate for the quarter ended June 29, 2019 was due to higher interest expense associated with finance leases.

The effective income tax rate for the quarter ended June 29, 2019 and June 30, 2018 was 23.1% and 22.7%, respectively, of pre-tax income.

Net income for the quarter ended June 29, 2019 of $22.6 million increased 9.5% from net income for the quarter ended June 30, 2018.  Earnings per common share on a diluted basis for the quarter ended June 29, 2019 of $0.67, including $0.01 per common share in incremental costs related to increased acquisition activity, increased 8.1% as compared to diluted earnings per common share of $0.62 for the quarter ended June 30, 2018, which included $0.02 per common share of non-recurring costs related to Monro.Forward initiatives and investments.

Capital Resources and Liquidity

Capital Resources

Our primary capital requirements in fiscal 2020 are the upgrading of facilities and systems and the funding of our store expansion program, including potential acquisitions of existing store chains.  For the quarter ended June 29, 2019, we spent approximately $68.7 million on these items.  Capital requirements were met primarily by cash flow from operations and from our revolving credit facility.

In May 2019, our Board of Directors declared its intention to pay a regular quarterly cash dividend of $0.22 per common share or common share equivalent beginning with the first quarter of fiscal 2020.  We paid dividends of $7.4 million during the quarter ended June 29, 2019.  However, the declaration of and any determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on Monro’s financial condition, results of operations, capital requirements, compliance with charter and credit facility restrictions, and such other factors as the Board of Directors deems relevant.

Additionally, we have signed definitive asset purchase agreements to complete the acquisition of eight retail tire and automotive repair stores located in Louisiana.  These transactions are expected to close during the second quarter of fiscal 2020 and are expected to be financed through our existing credit facility.

We plan to continue to seek suitable acquisition candidates.  We believe we have sufficient resources available (including cash flow from operations and bank financing) to expand our business as currently planned for the next twelve months.

Liquidity

In April 2019, we entered into a new five-year $600 million revolving credit facility agreement currently with eight banks (the “Credit Facility”).  The Credit Facility amended and restated our previous revolving credit facility which would have expired in January 2021.  Interest only is payable monthly throughout the Credit Facility’s term.  The borrowing capacity for the Credit Facility of $600 million includes an accordion feature permitting us to request an increase in availability of up to an additional $250 million.  The Credit Facility bears interest at 75 to 200 basis points over LIBOR or at the prime rate, depending on the type of borrowing and the rates then in effect.  The Credit Facility requires fees payable quarterly throughout the term between 0.125% and 0.35% of the amount of the average net availability under the Credit Facility during the preceding quarter.  There was $160.0 million outstanding under the Credit Facility at June 29, 2019.

Within the Credit Facility, we have a sub-facility of $80 million available for the purpose of issuing standby letters of credit.  The line requires fees aggregating 87.5 to 212.5 basis points over LIBOR annually of the face amount of each standby letter of credit, payable quarterly in arrears.  There was a $33.6 million outstanding letter of credit at June 29, 2019.

The net availability under the Credit Facility at June 29, 2019 was $406.4 million.

Specific terms of the Credit Facility permit the payment of cash dividends (with certain limitations), and permit mortgages and specific lease financing arrangements with other parties (with certain limitations).  Other specific terms and the maintenance of specified ratios are generally consistent with our prior financing agreement.  Additionally, the Credit Facility is not secured by our real property, although we have agreed not to encumber our real property, with certain permissible exceptions.

We were in compliance with all debt covenants at June 29, 2019.

In addition, we have financed certain store properties with finance leases/financing obligations, which amounted to $286.6 million at June 29, 2019 and are due in installments through May 2049.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 1 of the Company’s Condensed Consolidated Financial Statements for a discussion of the impact of recently issued accounting standards on our Condensed Consolidated Financial Statements as of June 29, 2019 and the expected impact on the Consolidated Financial Statements for future periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from potential changes in interest rates. As of June 29, 2019, approximately 0.01% of our debt financing, excluding finance leases and financing obligations, was at fixed interest rates and, therefore, the fair value of such debt financing is affected by changes in market interest rates. Our cash flow exposure on floating rate debt would result in annual interest expense fluctuations of approximately $1.6 million based upon our debt position at June 29, 2019 and approximately $1.4 million for the fiscal year ended March 30, 2019, respectively, given a change in LIBOR of 100 basis points.

Debt financing had a carrying amount that approximates a fair value of $160.0 million as of June 29, 2019, as compared to a carrying amount and a fair value of $137.7 million as of March 30, 2019.

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

Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended June 29, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MONRO, INC.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party or subject to any legal proceedings other than certain claims and lawsuits that arise in the normal course of our business. We do not believe that such claims or lawsuits, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

Item 6. Exhibits

Exhibit Index

10.22 Amended Credit Arrangement, dated as of April 25, 2019, incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K filed on May 1, 2019

31.1 – Certification of Brett T. Ponton pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

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

MONRO, INC.

DATE: August 8, 2019	By:	/s/ Brett T. Ponton
Brett T. Ponton
Chief Executive Officer and President (Principal Executive Officer)

DATE: August 8, 2019	By:	/s/ Brian J. D’Ambrosia
Brian J. D’Ambrosia
Executive Vice President-Finance, Chief Financial Officer and
Treasurer (Principal Financial Officer and Principal Accounting Officer)