Form 10-Q
period 2019-09-28
MONRO, INC.
filed 2019-11-07
CIK 876427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________________________________

FORM 10-Q

____________________________________________________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2019.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 0-19357

____________________________________________________________

MONRO, INC.

(Exact name of registrant as specified in its charter)

____________________________________________________________

New York	16-0838627
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 Holleder Parkway, Rochester, New York	14615
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (585) 647-6400

_________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	MNRO	The Nasdaq Stock Market

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

As of October 25, 2019, 33,271,502 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

MONRO, INC.

MONRO, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MONRO, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 28,	March 30,
	2019	2019
	(Dollars in thousands)
Assets
Current assets:
Cash and equivalents	$6,050	$6,214
Trade receivables	17,003	14,617
Federal and state income taxes receivable	1,792	5,586
Inventories	170,804	171,038
Other current assets	53,991	42,452
Total current assets	249,640	239,907
Property, plant and equipment	658,339	640,421
Less - Accumulated depreciation and amortization	(342,873)	(327,869)
Net property, plant and equipment	315,466	312,552
Finance lease and financing obligation assets, net	161,875	128,029
Operating lease assets, net	204,048	—
Goodwill	634,694	565,503
Intangible assets	31,106	51,107
Other non-current assets	17,875	13,024
Long-term deferred income tax assets	5,348	2,166
Total assets	$1,620,052	$1,312,288
Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt, finance leases and financing obligations	$28,413	$22,229
Current portion of operating lease liabilities	30,262	—
Trade payables	108,090	103,602
Accrued payroll, payroll taxes and other payroll benefits	18,901	20,231
Accrued insurance	39,864	38,742
Deferred revenue	13,034	12,059
Other current liabilities	23,180	21,584
Total current liabilities	261,744	218,447
Long-term debt	168,912	137,682
Long-term finance leases and financing obligations	268,912	238,089
Long-term operating lease liabilities	167,905	—
Accrued rent expense	—	4,053
Other long-term liabilities	10,876	12,724
Long-term deferred income tax liabilities	5,842	—
Long-term income taxes payable	2,285	1,783
Total liabilities	886,476	612,778
Commitments and contingencies
Shareholders' equity:
Class C Convertible Preferred Stock, $1.50 par value, $0.064 conversion value, 150,000 shares authorized; 21,802 shares issued and outstanding	33	33
Common Stock, $0.01 par value, 65,000,000 shares authorized; 39,627,812 and 39,510,932 shares issued at September 28, 2019 and March 30, 2019, respectively	396	395
Treasury Stock, 6,359,871 shares at September 28, 2019 and March 30, 2019, at cost	(108,729)	(108,729)
Additional paid-in capital	226,948	220,173
Accumulated other comprehensive loss	(4,713)	(4,536)
Retained earnings	619,641	592,174
Total shareholders' equity	733,576	699,510
Total liabilities and shareholders' equity	$1,620,052	$1,312,288

The accompanying notes are an integral part of these financial statements.

MONRO, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Quarter Ended		Six Months Ended
	Fiscal September		Fiscal September
	2019	2018	2019	2018
	(Dollars in thousands, except per share data)
Sales	$324,113	$307,105	$641,177	$602,916
Cost of sales, including distribution and occupancy costs	202,040	187,157	390,957	365,731
Gross profit	122,073	119,948	250,220	237,185
Operating, selling, general and administrative expenses	88,716	85,440	180,493	169,605
Operating income	33,357	34,508	69,727	67,580
Interest expense, net of interest income	6,961	6,803	14,117	13,383
Other income, net	(207)	(261)	(382)	(488)
Income before provision for income taxes	26,603	27,966	55,992	54,685
Provision for income taxes	6,289	6,205	13,072	12,280
Net income	20,314	21,761	42,920	42,405
Other comprehensive loss, net of tax:
Changes in pension, net of tax benefit	(88)	(74)	(177)	(151)
Comprehensive income	$20,226	$21,687	$42,743	$42,254
Earnings per common share:
Basic	$0.61	$0.66	$1.29	$1.28
Diluted	$0.60	$0.65	$1.26	$1.26
Weighted average number of common shares outstanding used in computing earnings per share:
Basic	33,244	32,911	33,214	32,882
Diluted	33,979	33,640	33,971	33,546

The accompanying notes are an integral part of these financial statements.

MONRO, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(UNAUDITED)

(Dollars and shares in thousands)

		Class C Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained
		Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Total
	Balance at June 30, 2018	22	$33	39,204	$392	6,338	$(107,008)	$201,883	$(4,325)	$553,244	$644,219
	Net income									21,761	21,761
	Other comprehensive loss:
	Pension liability adjustment ($101) pre-tax								(74)		(74)
Cash dividends (1):	Preferred									(102)	(102)
	Common									(6,586)	(6,586)
	Dividend payable									(13)	(13)
	Activity related to equity-based plans			96	1	7	(515)	3,669			3,155
	Stock-based compensation							981			981
	Balance at September 29, 2018	22	$33	39,300	$393	6,345	$(107,523)	$206,533	$(4,399)	$568,304	$663,341

	Balance at June 29, 2019	22	$33	39,582	$396	6,360	$(108,729)	$224,742	$(4,625)	$606,771	$718,588
	Net income									20,314	20,314
	Other comprehensive loss:
	Pension liability adjustment ($118) pre-tax								(88)		(88)
Cash dividends (1):	Preferred									(112)	(112)
	Common									(7,319)	(7,319)
	Dividend payable									(13)	(13)
	Activity related to equity-based plans			46	—			1,244			1,244
	Stock-based compensation							962			962
	Balance at September 28, 2019	22	$33	39,628	$396	6,360	$(108,729)	$226,948	$(4,713)	$619,641	$733,576

	Balance at March 31, 2018	22	$33	39,166	$392	6,330	$(106,563)	$199,576	$(4,248)	$539,286	$628,476
	Net income									42,405	42,405
	Other comprehensive loss:
	Pension liability adjustment ($202) pre-tax								(151)		(151)
Cash dividends (1):	Preferred									(204)	(204)
	Common									(13,158)	(13,158)
	Dividend payable									(25)	(25)
	Activity related to equity-based plans			134	1	15	(960)	4,892			3,933
	Stock-based compensation							2,065			2,065
	Balance at September 29, 2018	22	$33	39,300	$393	6,345	$(107,523)	$206,533	$(4,399)	$568,304	$663,341

	Balance at March 30, 2019	22	$33	39,511	$395	6,360	$(108,729)	$220,173	$(4,536)	$592,174	$699,510
	Accounting change - cumulative effect									(582)	(582)
	Adjusted balance	22	33	39,511	395	6,360	(108,729)	220,173	(4,536)	591,592	698,928
	Net income									42,920	42,920
	Other comprehensive loss:
	Pension liability adjustment ($235) pre-tax								(177)		(177)
Cash dividends (1):	Preferred									(224)	(224)
	Common									(14,624)	(14,624)
	Dividend payable									(23)	(23)
	Activity related to equity-based plans			117	1			4,888			4,889
	Stock-based compensation							1,887			1,887
	Balance at September 28, 2019	22	$33	39,628	$396	6,360	$(108,729)	$226,948	$(4,713)	$619,641	$733,576

(1)First and second quarter fiscal year 2020 dividend payments of $0.22 per common share or common share equivalent paid on June 17, 2019 and September 9, 2019. First and second quarter fiscal year 2019 dividend payments of $0.20 per common share or common share equivalent paid on June 14, 2018 and September 6, 2018.

The accompanying notes are an integral part of these financial statements.

MONRO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	Fiscal September
	2019	2018
	(Dollars in thousands)
	Increase (Decrease) in Cash
Cash flows from operating activities:
Net income	$42,920	$42,405
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	30,328	27,003
Gain on disposal of assets	(1,209)	(1,127)
Stock-based compensation expense	1,887	2,065
Net change in deferred income taxes	4,796	4,624
Change in operating assets and liabilities (excluding acquisitions):
Trade receivables	(2,386)	(2,503)
Inventories	2,860	4,168
Other current assets	(8,812)	(6,233)
Other non-current assets	10,383	(875)
Trade payables	4,488	4,407
Accrued expenses	4,216	(527)
Federal and state income taxes payable	3,794	3,358
Other long-term liabilities	(14,838)	(1,151)
Long-term income taxes payable	502	402
Total adjustments	36,009	33,611
Net cash provided by operating activities	78,929	76,016
Cash flows from investing activities:
Capital expenditures	(23,755)	(21,658)
Acquisitions, net of cash acquired	(65,020)	(39,134)
Proceeds from the disposal of assets	124	438
Other	294	254
Net cash used for investing activities	(88,357)	(60,100)
Cash flows from financing activities:
Proceeds from borrowings	226,628	217,615
Principal payments on long-term debt, finance leases and financing obligations	(207,772)	(224,066)
Exercise of stock options	5,256	4,161
Dividends paid	(14,848)	(13,362)
Net cash provided by (used for) financing activities	9,264	(15,652)
(Decrease) increase in cash	(164)	264
Cash at beginning of period	6,214	1,909
Cash at end of period	$6,050	$2,173

The accompanying notes are an integral part of these financial statements.

MONRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Condensed Consolidated Financial Statements

The consolidated balance sheets as of September 28, 2019 and March 30, 2019, the consolidated statements of comprehensive income and changes in shareholders’ equity for the quarters and six months ended September 28, 2019 and September 29, 2018 and the consolidated statements of cash flows for the six months ended September 28, 2019 and September 29, 2018, include financial information for Monro, Inc. and its wholly-owned subsidiaries, Monro Service Corporation; Car-X, LLC; MNRO Holdings, LLC and MNRO Service Holdings, LLC (collectively, “Monro,” “we,” “us,” “our,” the “Company”). These unaudited, condensed consolidated financial statements have been prepared by Monro. We believe all known adjustments (consisting of normal recurring accruals or adjustments) have been made to fairly state the financial position, results of operations and cash flows for the unaudited periods presented.

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

We report our results on a 52/53 week fiscal year with the fiscal year ending on the last Saturday in March of each year. The following are the dates represented by each fiscal period reported in these condensed financial statements:

“Quarter Ended Fiscal September 2019”	June 30, 2019 – September 28, 2019 (13 weeks)
“Quarter Ended Fiscal September 2018”	July 1, 2018 – September 29, 2018 (13 weeks)
“Six Months Ended Fiscal September 2019”	March 31, 2019 – September 28, 2019 (26 weeks)
“Six Months Ended Fiscal September 2018”	April 1, 2018 – September 29, 2018 (26 weeks)

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to leases. This guidance establishes a right of use (“ROU”) model that requires a lessee to record a ROU asset and lease liability on the balance sheet for all leases with terms longer than twelve months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. We adopted this standard as of March 31, 2019 using the modified retrospective approach and elected the optional transition relief amendment that allows for a cumulative-effect adjustment in the period of adoption and did not restate prior periods. In addition, we elected the package of practical expedients permitted under the transition guidance, which among other things, allowed us to carry forward the historical lease classification and provided relief from reviewing existing contracts to determine if they contain leases. We did not elect to use hindsight in determining the lease term.

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

MONRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Financing

In April 2019, we entered into a new five year $600 million revolving credit facility agreement with eight banks (the “Credit Facility”).  The Credit Facility amended and restated our previous revolving credit facility which would have expired in January 2021.  Interest only is payable monthly throughout the Credit Facility’s term.  The borrowing capacity for the Credit Facility of $600 million includes an accordion feature permitting us to request an increase in availability of up to an additional $250 million.  The Credit Facility bears interest at 75 to 200 basis points over LIBOR (or replacement index) or at the prime rate, depending on the type of borrowing and the rates then in effect.  The Credit Facility requires fees payable quarterly throughout the term between 0.125% and 0.35% of the amount of the average net availability under the Credit Facility during the preceding quarter.

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

Note 2 – Acquisitions

Monro’s acquisitions are strategic moves in our plan to fill in and expand our presence in existing and contiguous markets, expand into new markets and leverage fixed operating costs such as distribution, advertising and administration. Acquisitions in this footnote include acquisitions of five or more locations as well as acquisitions of one to four locations that are part of our greenfield store growth strategy.

Subsequent Events

Subsequent to September 28, 2019, we signed a definitive asset purchase agreement to complete the acquisition of 18 retail tire and automotive repair stores located in Nevada and Idaho. (One retail tire and automotive repair store is expected to open during the fourth quarter of fiscal 2020.) This transaction is expected to close during the third quarter of fiscal 2020 and is expected to be financed through our Credit Facility.

On October 27, 2019, we acquired six retail tire and automotive repair stores located in California from S & S Unlimited, Inc. These locations operate under the Tire Choice name. The acquisition was financed through our Credit Facility.

On October 27, 2019, we acquired three retail tire and automotive repair stores located in California from Lloyd’s Tire Service, Inc. These locations operate under the Tire Choice name. The acquisition was financed through our Credit Facility.

MONRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Fiscal 2020

During the first six months of fiscal 2020, we acquired the following businesses for an aggregate purchase price of $64.6 million. The acquisitions were financed through our Credit Facility and our prior credit facility. The results of operations for these acquisitions are included in our financial results from the respective acquisition dates.

•On August 25, 2019, we acquired one retail tire and automotive repair store located in Louisiana from Atlas Tire Center, Inc. This store operates under the Tire Choice name.

•On August 25, 2019, we acquired two retail tire and automotive repair stores located in Louisiana from LRZ3 Auto, LLC. These stores operate under the Tire Choice name.

•On August 25, 2019, we acquired one retail tire and automotive repair store located in Louisiana from T-Boy's Tire and Automotive, LLC. This store operates under the Tire Choice name.

•On August 25, 2019, we acquired two retail tire and automotive repair stores located in Louisiana from Twin Tire & Auto Care, Inc. These stores operate under the Tire Choice name.

•On August 25, 2019, we acquired one retail tire and automotive repair store located in Louisiana from Twin Tire & Auto Care Team, Inc. This store operates under the Tire Choice name.

•On August 25, 2019, we acquired one retail tire and automotive repair store located in Louisiana from Scotty's Tire & Automotive, Inc. This store operates under the Tire Choice name.

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

We expensed all costs related to acquisitions in the six months ended September 28, 2019. The total costs related to completed acquisitions were $0.3 million and $0.8 million for the quarter and six months ended September 28, 2019, respectively. These costs are included in the Consolidated Statements of Comprehensive Income primarily under operating, selling, general and administrative expenses.

Sales for the fiscal 2020 acquired entities for the quarter and six months ended September 28, 2019 totaled $13.2 million and $20.2 million, respectively, for the period from acquisition date through September 28, 2019.

Supplemental pro forma information for the current or prior reporting periods has not been presented due to the impracticability of obtaining detailed, accurate or reliable data for the periods the acquired entities were not owned by Monro.

MONRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The preliminary fair values of identifiable assets acquired and liabilities assumed were based on preliminary valuations and estimates. The consideration transferred and net identifiable liabilities assumed were recorded as goodwill. The preliminary allocation of the aggregate purchase price as of September 28, 2019, with respect to the acquisitions during the six months ended September 28, 2019, was as follows:

As of Acquisition Date
(Dollars in thousands)
Inventories	$2,735
Other current assets	448
Property, plant and equipment	1,766
Finance lease and financing obligation assets, net	18,962
Operating lease assets, net	26,339
Intangible assets	1,822
Other non-current assets	106
Long-term deferred income tax assets	2,295
Total assets acquired	54,473
Current portion of long-term debt, finance leases and financing obligations	1,820
Current portion of operating lease liabilities	2,894
Deferred revenue	1,047
Other current liabilities	218
Long-term finance leases and financing obligations	24,311
Long-term operating lease liabilities	28,201
Other long-term liabilities	1,171
Total liabilities assumed	59,662
Total net identifiable liabilities assumed	$(5,189)
Total consideration transferred	$64,606
Less: total net identifiable liabilities assumed	(5,189)
Goodwill	$69,795

The following are the intangible assets acquired and their respective fair values and weighted average useful lives:

	As of Acquisition Date
	Dollars in thousands	Weighted Average Useful Life
Customer lists	$1,822	7 years

Fiscal 2019

During the first six months of fiscal 2019, we acquired the following businesses for an aggregate purchase price of $38.8 million. The acquisitions were financed through our existing credit facility. The results of operations for these acquisitions are included in our financial results from the respective acquisition dates.

•On September 23, 2018, we acquired one retail tire and automotive repair store located in South Carolina from Walton’s Automotive, LLC. This store operates under the Treadquarters name.

•On September 16, 2018, we acquired one retail tire and automotive repair store located in Illinois from C&R Auto Service, Inc. This store operates under the Car-X name.

•On September 9, 2018, we acquired four retail tire and automotive repair stores in Arkansas and Tennessee from Steele-Guiltner, Inc. These stores operate under the Car-X name.

•On July 15, 2018, we acquired one retail tire and automotive repair store located in Pennsylvania from Mayfair Tire & Service Center, Inc. This store operates under the Mr. Tire name.

•On July 8, 2018, we acquired eight retail tire and automotive repair stores in Missouri from Sawyer Tire, Inc. These stores operate under the Car-X name.

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

We expensed all costs related to acquisitions in the six months ended September 29, 2018. The total costs related to completed acquisitions were $0.1 million and $0.3 million for the quarter and six months ended September 29, 2018. These costs are included in the Consolidated Statements of Comprehensive Income primarily under operating, selling, general and administrative expenses.

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

We have recorded the identifiable assets acquired and liabilities assumed, with respect to the acquisitions during the six months ended September 29, 2018, at their fair values as of their respective acquisition dates (including any measurement period adjustments), with the remainder recorded as goodwill as follows:

As of Acquisition Date
(Dollars in thousands)
Trade receivables	$1,674
Inventories	8,081
Other current assets	216
Property, plant and equipment	6,628
Finance lease and financing obligation assets, net	2,893
Intangible assets	7,287
Other non-current assets	4
Long-term deferred income tax assets	1,127
Total assets acquired	27,910
Current portion of long-term debt, finance leases and financing obligations	557
Deferred revenue	270
Other current liabilities	475
Long-term finance leases and financing obligations	6,320
Other long-term liabilities	474
Total liabilities assumed	8,096
Total net identifiable assets acquired	$19,814
Total consideration transferred	$38,774
Less: total net identifiable assets acquired	19,814
Goodwill	$18,960

MONRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following are the intangible assets acquired and their respective fair values and weighted average useful lives:

	As of Acquisition Date
	Dollars in thousands	Weighted Average Useful Life
Customer lists	$5,599	13 years
Favorable leases	1,288	10 years
Trade name	400	2 years
Total	$7,287	12 years

As a result of the updated purchase price allocations for the entities acquired during the fiscal year ended March 30, 2019, certain of the fair value amounts previously estimated were adjusted during the measurement period. These measurement period adjustments resulted from updated valuation reports and appraisals received from our external valuation specialists, as well as revisions to internal estimates. The changes in estimates include a decrease in inventories of $0.3 million; an increase in property, plant and equipment of $0.1 million; a decrease in finance lease and financing obligation assets, net of $0.8 million; a decrease in intangible assets of $0.3 million; a decrease in long-term deferred income tax assets of $0.3 million; an increase in current portion of long-term debt, finance leases and financing obligations of $0.2 million and a decrease in long-term finance leases and financing obligations of $2.4 million. The measurement period adjustments resulted in a decrease of goodwill of $0.6 million.

The measurement period adjustments were not material to the Consolidated Statement of Comprehensive Income for the quarter and six months ended September 28, 2019.

We continue to refine the valuation data and estimates primarily related to inventory, warranty reserves, intangible assets, real estate, and real property leases for fiscal 2019 acquisitions which closed subsequent to September 29, 2018 and the fiscal 2020 acquisitions, and expect to complete the valuations no later than the first anniversary date of the respective acquisition. We anticipate that adjustments will continue to be made to the fair values of identifiable assets acquired and liabilities assumed and those adjustments may or may not be material.

Note 3 – Earnings per Common Share

Basic earnings per common share amounts are computed by dividing income available to common shareholders, after deducting preferred stock dividends, by the average number of common shares outstanding. Diluted earnings per common share amounts assume the issuance of common stock for all potentially dilutive equivalent securities outstanding.

The following is a reconciliation of basic and diluted earnings per common share for the respective periods:

	Quarter Ended		Six Months Ended
	Fiscal September		Fiscal September
	2019	2018	2019	2018
	(Amounts in thousands,
	except per share data)
Numerator for earnings per common share calculation:
Net income	$20,314	$21,761	$42,920	$42,405
Less: Preferred stock dividends	(112)	(102)	(224)	(204)
Income available to common shareholders	$20,202	$21,659	$42,696	$42,201
Denominator for earnings per common share calculation:
Weighted average common shares, basic	33,244	32,911	33,214	32,882
Effect of dilutive securities:
Preferred stock	510	510	510	510
Stock options	196	191	213	126
Restricted stock	29	28	34	28
Weighted average common shares, diluted	33,979	33,640	33,971	33,546
Basic earnings per common share:	$0.61	$0.66	$1.29	$1.28
Diluted earnings per common share:	$0.60	$0.65	$1.26	$1.26

MONRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The computation of diluted earnings per common share excludes the effect of the assumed exercise of approximately 164,000 and 125,000 stock options for the quarter and six months ended September 28, 2019, respectively, and 120,000 and 365,000 stock options for the quarter and six months ended September 29, 2018, respectively. Such amounts were excluded as the exercise price of these stock options was greater than the average market value of our common stock for those periods, resulting in an anti-dilutive effect on diluted earnings per common share.

Note 4 – Income Taxes

In the normal course of business, we provide for uncertain tax positions and the related interest and penalties, and adjust our unrecognized tax benefits and accrued interest and penalties accordingly. The total amount of unrecognized tax benefits was $7.0 million and $6.4 million at September 28, 2019 and March 30, 2019, respectively, the majority of which, if recognized, would affect our effective tax rate. Additionally, we have accrued interest and penalties related to unrecognized tax benefits of approximately $0.4 million as of September 28, 2019 and March 30, 2019.

We file U.S. federal income tax returns and income tax returns in various state jurisdictions. Our fiscal 2018 U.S. federal tax year and various state tax years remain subject to income tax examinations by tax authorities.

Note 5 – Fair Value

Long-term debt had a carrying amount that approximates a fair value of $168.9 million as of September 28, 2019, as compared to a carrying amount and a fair value of $137.7 million as of March 30, 2019. The fair value of long-term debt was estimated based on discounted cash flow analyses using either quoted market prices for the same or similar issues, or the current interest rates offered to Monro for debt with similar maturities.

Note 6 – Cash Dividend

In May 2019, our Board of Directors declared its intention to pay a regular quarterly cash dividend during fiscal 2020 of $0.22 per common share or common share equivalent beginning with the first quarter of fiscal 2020. We paid dividends of $14.8 million during the six months ended September 28, 2019. However, the declaration of and any determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, compliance with charter and credit facility restrictions, and such other factors as the Board of Directors deems relevant.

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

Revenue from the sale of tire road hazard warranty agreements (included in the Tires product group in the table below) is initially deferred and is recognized over the contract period as costs are expected to be incurred in performing such services, typically 21 to 36 months.  The amounts recorded for deferred revenue balances at September 28, 2019 and March 30, 2019 were $18.6 million and $17.2 million, respectively, of which $13.0 million and $12.1 million, respectively, are reported in Deferred revenue and $5.6 million and $5.1 million, respectively, are reported in Other long-term liabilities in our Consolidated Balance Sheets.

MONRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes deferred revenue related to road hazard warranty agreements from March 30, 2019 to September 28, 2019:

Dollars in
thousands
Balance at March 30, 2019	$17,150
Deferral of revenue	8,862
Deferral of revenue from acquisitions	1,909
Recognition of revenue	(9,343)
Balance at September 28, 2019	$18,578

We expect to recognize $7.9 million of deferred revenue related to road hazard warranty agreements in the remainder of fiscal 2020, $8.3 million of such deferred revenue during our fiscal year ending March 27, 2021, and $2.4 million of such deferred revenue thereafter.

Under various arrangements, we receive from certain tire vendors a delivery commission and reimbursement for the cost of the tire that we may deliver to customers on behalf of the tire vendor. The commission we earn from these transactions is as an agent and the net amount retained is recorded as sales. (Included in the Tires product group in the following table.)

The following table summarizes disaggregated revenue by product group:

	Quarter Ended		Six Months Ended
	Fiscal September		Fiscal September
	2019	2018	2019	2018
	(Dollars in thousands)
Revenues:
Brakes	$46,201	$44,380	$93,314	$87,128
Exhaust	7,431	8,264	14,061	15,623
Steering	25,847	23,873	52,410	48,671
Tires	159,142	150,522	312,870	291,252
Maintenance	84,649	79,271	166,815	158,632
Other	843	795	1,707	1,610
Total	$324,113	$307,105	$641,177	$602,916

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

Lease term is defined as the non-cancelable period of the lease plus any options to extend the lease when it is reasonably certain that it will be exercised. Our leases have remaining lease terms of less than one year to approximately 38 years. Most of our leases include one or more options to extend the lease, for periods ranging from one year to 30 years or more. For leases with an initial term of 12 months or less, no ROU assets or lease obligations are recorded on the balance sheet and we recognize short-term lease expense for these leases on a straight-line basis over the lease term.

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

MONRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Historical failed sale leasebacks that were assumed through acquisitions and do not qualify for sale leaseback accounting continue to be accounted for as financing obligations. As of September 28, 2019, net assets of $4.6 million and liabilities of $7.7 million due to failed sale leaseback arrangements were included with finance lease assets and liabilities, respectively, on the Consolidated Balance Sheet.

The components of operating and finance lease cost were as follows:

	Quarter Ended	Six Months Ended
	Fiscal September	Fiscal September
	2019	2019
	(Dollars in thousands)
Operating lease cost	$9,723	$18,951
Finance lease/financing obligations cost:
Amortization of assets	4,935	9,182
Interest on liabilities	5,313	10,591
Short term and variable lease cost	520	1,085
Sublease income	(33)	(66)
Total lease cost	$20,458	$39,743

Supplemental cash flow information related to leases was as follows:

Six Months Ended
Fiscal September
2019
(Dollars in thousands)
Cash paid for amounts included in measurement of lease obligations:
Operating cash flows from operating leases	$18,058
Operating cash flows from finance leases/financing obligations	10,602
Financing cash flows from finance leases/financing obligations	12,323

Net assets obtained in exchange for operating lease obligations	6,601
Net assets obtained in exchange for finance lease obligations	26,858

The following table summarizes weighted average remaining lease term and discount rates:

	Operating Leases	Finance Leases and Financing Obligations
Weighted average remaining lease term, in years	9.3	9.9
Weighted average discount rate	3.63%	9.86%

Future maturities of our lease liabilities, excluding subleases, as of September 28, 2019 are as follows:

	Operating Leases	Finance Leases and Financing Obligations
	(Dollars in thousands)
Remainder 2020	$18,580	$24,421
2021	35,673	49,302
2022	32,188	49,014
2023	27,902	48,746
2024	22,770	42,064
Thereafter	99,287	219,247
Total undiscounted lease obligations	$236,400	$432,794
Less: imputed interest	(38,233)	(135,469)
Net lease obligation	$198,167	$297,325

Total lease payments include $71 million related to options to extend operating leases that are reasonably certain of being exercised, include $97 million related to options to extend finance leases that are reasonably certain of being exercised and exclude $14 million of legally binding lease payments for leases signed but not yet commenced as of September 28, 2019.

MONRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Note 9 – Subsequent Events

See Note 2 for a discussion of acquisitions subsequent to September 28, 2019.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including (without limitation) statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain statements of future expectations and other forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, the words “anticipates,” “believes,” “contemplates,” “expects,” “see,” “could,” “may,” “estimate,” “appear,” “intend,” “plans,” “potential,” “strategy” and variations thereof and similar expressions, are intended to identify forward-looking statements. Forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed. These factors include, but are not necessarily limited to, product demand, dependence on and competition within the primary markets in which Monro’s stores are located, the need for and costs associated with store renovations and other capital expenditures, the effect of economic conditions, seasonality, the impact of weather conditions and natural disasters, the impact of competitive services and pricing, parts supply restraints or difficulties, our dependence on vendors, including foreign vendors, changes in U.S. or foreign trade policies, including the impacts of tariffs or proposed tariffs, industry regulation, risks relating to leverage and debt service (including sensitivity to fluctuations in interest rates), continued availability of capital resources and financing, advances in automotive technologies, disruption or unauthorized access to our computer systems, risks relating to protection of customer and employee personal data, business interruptions, risks relating to litigation, risks relating to integration of acquired businesses, including goodwill impairment and the risks set forth in our Annual Report on Form 10-K for the fiscal year ended March 30, 2019. Except as required by law, we do not undertake and specifically disclaim any obligation to update any forward-looking statement to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. References to fiscal 2020 and fiscal 2019 in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to our fiscal years ending March 28, 2020 and March 30, 2019, respectively.

Results of Operations

The following table sets forth income statement data of Monro expressed as a percentage of sales for the fiscal periods indicated:

	Quarter Ended		Six Months Ended
	Fiscal September		Fiscal September
	2019	2018	2019	2018
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including distribution and occupancy costs	62.3	60.9	61.0	60.7
Gross profit	37.7	39.1	39.0	39.3
Operating, selling, general and administrative expenses	27.4	27.8	28.2	28.1
Operating income	10.3	11.2	10.9	11.2
Interest expense - net	2.1	2.2	2.2	2.2
Other income - net	(0.1)	(0.1)	(0.1)	(0.1)
Income before provision for income taxes	8.2	9.1	8.7	9.1
Provision for income taxes	1.9	2.0	2.0	2.0
Net income	6.3%	7.1%	6.7%	7.0%

Second Quarter and Six Months Ended September 28, 2019 as Compared to Second Quarter and Six Months Ended September 29, 2018

Sales were $324.1 million for the quarter ended September 28, 2019 as compared with $307.1 million for the quarter ended September 29, 2018. The sales increase of $17.0 million, or 5.5%, was due to an increase of $17.5 million related to new stores, of which $14.2 million came from the fiscal 2020 and fiscal 2019 acquisitions. Partially offsetting this was a decrease in sales from closed stores amounting to $0.8 million. Comparable store sales for the quarter ended September 28, 2019 were flat as compared to the same period in the prior year. There were 91 selling days in the quarter ended September 28, 2019 and in the quarter ended September 29, 2018. We define comparable store sales as sales for stores that have been open or acquired at least one fiscal year prior to March 31, 2019.

Barter sales of slower moving inventory totaled approximately $4.0 million and $3.7 million for the quarters ended September 28, 2019 and September 29, 2018, respectively. There were no barter sales in the first quarters of fiscal 2020 or fiscal 2019.

Sales were $641.2 million for the six months ended September 28, 2019 as compared with $602.9 million for the six months ended September 29, 2018. The sales increase of $38.3 million, or 6.3%, was due to an increase of $37.1 million related to new stores, of which $30.7 million came from the fiscal 2020 and fiscal 2019 acquisitions. Additionally, comparable store sales increased by 0.4%. Partially offsetting this increase was a decrease in sales from closed stores amounting to $1.5 million. There were 181 selling days in the six months ended September 28, 2019 and in the six months ended September 29, 2018.

At September 28, 2019, we had 1,262 Company-operated stores in operation and 98 franchised locations as compared with 1,178 Company-operated stores in operation and 97 franchised locations at September 29, 2018. At March 30, 2019, we had 1,197 Company-operated stores in operation and 98 franchised locations. During the quarter ended September 28, 2019, we added 13 Company-operated stores and closed two stores. Year-to-date, we have added 68 Company-operated stores and closed three stores.

Comparable store brakes and maintenance services category sales for the quarter ended September 28, 2019 both increased by approximately 1% from the prior year quarter. However, alignment category sales for the quarter ended September 28, 2019 decreased by approximately 1% on a comparable store basis as compared to the same period in the prior year. Comparable store tires and front end/shocks category sales for the quarter ended September 28, 2019 were relatively flat from the prior year quarter. Comparable store sales were impacted by higher average ticket from improved in-store execution, offset by lower traffic.

Gross profit for the quarter ended September 28, 2019 was $122.1 million or 37.7% of sales as compared with $119.9 million or 39.1% of sales for the quarter ended September 29, 2018. The decrease in gross profit for the quarter ended September 28, 2019, as a percentage of sales, was due primarily to an increase in material costs, particularly in tires, which increased as a percentage of sales as compared to the prior year quarter, as well as an increase in labor costs, which increased from the prior year quarter as a percentage of sales, due to technician staffing levels and wage inflation. Gross profit also decreased from the prior year quarter, as a percentage of sales, due to the impact of recent acquisitions.

Distribution and occupancy costs increased slightly as a percentage of sales as compared to the prior year, as we lost leverage on these largely fixed costs with flat overall comparable store sales, and due to the impact of expenses from acquired stores, which increased as a percentage of sales from the prior year quarter.

Gross profit for the six months ended September 28, 2019 was $250.2 million or 39.0% of sales as compared with $237.2 million or 39.3% of sales for the six months ended September 29, 2018. The year-to-date decrease was due primarily to an increase in labor costs as a percentage of sales from the prior year. Material costs, as well as distribution and occupancy costs, as a percentage of sales, were relatively flat as compared to the same period of the prior year.

Operating expenses for the quarter ended September 28, 2019 were $88.7 million or 27.4% of sales as compared to $85.4 million or 27.8% of sales for the quarter ended September 29, 2018. The increase of $3.3 million in operating expenses from the comparable period of the prior year is primarily due to increased expenses for 84 net new stores.

For the six months ended September 28, 2019, operating expenses increased by $10.9 million to $180.5 million from the comparable period of the prior year and were 28.2% of sales as compared to 28.1% of sales for the six months ended September 29, 2018. The increase is primarily due to increased expenses for new stores.

Operating income for the quarter ended September 28, 2019 of approximately $33.4 million decreased by 3.3% as compared to operating income of approximately $34.5 million for the quarter ended September 29, 2018, and decreased as a percentage of sales from 11.2% to 10.3% for the reasons described above.

Operating income for the six months ended September 28, 2019 of approximately $69.7 million increased by 3.2% as compared to operating income of approximately $67.6 million for the six months ended September 29, 2018, and decreased as a percentage of sales from 11.2% to 10.9% for the reasons described above.

Net interest expense for the quarter ended September 28, 2019 increased by approximately $0.2 million as compared to the same period in the prior year, and decreased from 2.2% to 2.1% as a percentage of sales for the same periods. The weighted average debt outstanding for the quarter ended September 28, 2019 increased by approximately $50.4 million as compared to the quarter ended September 29, 2018. This increase is primarily related to an increase in finance lease debt recorded in connection with the fiscal 2019 and fiscal 2020 acquisitions and greenfield expansion, as well as an increase in debt outstanding under our existing credit facility to fund the purchase of our acquisitions. Partially offsetting this increase was a decrease in the weighted average interest rate of approximately 60 basis points from the prior year quarter due to lower borrowing rates associated with new leases, as well as a decrease in the LIBOR and prime rates from the prior year quarter.

Net interest expense for the six months ended September 28, 2019 increased by approximately $0.7 million as compared to the same period in the prior year, and remained at 2.2% as a percentage of sales for the same periods. Weighted average debt outstanding increased by approximately $31.2 million and the weighted average interest rate decreased by approximately 20 basis points as compared to the same period of the prior year.

The effective income tax rate for the quarters ended September 28, 2019 and September 29, 2018 was 23.6% and 22.2%, respectively, of pre-tax income. The effective income tax rate for the six months ended September 28, 2019 and September 29, 2018 was 23.4% and 22.5%, respectively, of pre-tax income. The effective income tax rate increased due to a variety of factors, none of which was individually significant.

Net income for the quarter ended September 28, 2019 of $20.3 million decreased 6.6% from net income for the quarter ended September 29, 2018. Earnings per common share on a diluted basis for the quarter ended September 28, 2019 of $0.60 decreased 7.7% as compared to diluted earnings per common share of $0.65 for the quarter ended September 29, 2018, which included $0.02 per common share of non-recurring costs related to Monro.Forward initiatives and investments.

For the six months ended September 28, 2019, net income of $42.9 million increased 1.2% from net income for the six months ended September 29, 2018. Earnings per common share on a diluted basis for the six months ended September 28, 2019 of $1.26, including $0.01 per common share in incremental costs related to increased acquisition activity, was flat as compared to diluted earnings per common share for the six months ended September 29, 2018, which included $0.04 per common share of non-recurring costs related to Monro.Forward initiatives and investments.

Capital Resources and Liquidity

Capital Resources

Our primary capital requirements in fiscal 2020 are the upgrading of facilities and systems and the funding of our store expansion program, including potential acquisitions of existing store chains. For the six months ended September 28, 2019, we spent approximately $88.8 million on these items. Capital requirements were met primarily by cash flow from operations and from our existing credit facility.

In May 2019, our Board of Directors declared its intention to pay a regular quarterly cash dividend during fiscal 2020 of $0.22 per common share or common share equivalent beginning with the first quarter of fiscal 2020. We paid dividends of $14.8 million during the six months ended September 28, 2019. However, the declaration of and any determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on Monro’s financial condition, results of operations, capital requirements, compliance with charter and credit facility restrictions, and such other factors as the Board of Directors deems relevant.

Additionally, we have signed a definitive asset purchase agreement to complete the acquisition of 18 retail tire and automotive repair stores located in Nevada and Idaho. This transaction is expected to close during the third quarter of fiscal 2020 and is expected to be financed through our existing credit facility.

The acquisitions subsequent to September 28, 2019 were financed through our existing credit facility. See “Acquisitions” in Note 2 to our Consolidated Financial Statements.

We plan to continue to seek suitable acquisition candidates. We believe we have sufficient resources available (including cash flow from operations and bank financing) to expand our business as currently planned for the next twelve months.

Liquidity

In April 2019, we entered into a new five-year $600 million revolving credit facility agreement with eight banks (the “Credit Facility”). The Credit Facility amended and restated our previous revolving credit facility which would have expired in January 2021. Interest only is payable monthly throughout the Credit Facility’s term. The borrowing capacity for the Credit Facility of $600 million includes an accordion feature permitting us to request an increase in availability of up to an additional $250 million. The Credit Facility bears interest at 75 to 200 basis points over LIBOR (or replacement index) or at the prime rate, depending on the type of borrowing and the rates then in effect. The Credit Facility requires fees payable quarterly throughout the term between 0.125% and 0.35% of the amount of the average net availability under the Credit Facility during the preceding quarter. There was $168.9 million outstanding under the Credit Facility at September 28, 2019.

Within the Credit Facility, we have a sub-facility of $80 million available for the purpose of issuing standby letters of credit. The line requires fees aggregating 87.5 to 212.5 basis points annually of the face amount of each standby letter of credit, payable quarterly in arrears. There was a $33.6 million outstanding letter of credit at September 28, 2019.

The net availability under the Credit Facility at September 28, 2019 was $397.5 million.

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

We were in compliance with all debt covenants at September 28, 2019.

In addition, we have financed certain store properties with finance leases/financing obligations, which amounted to $297.3 million at September 28, 2019 and are due in installments through March 2049.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 1 to our Consolidated Financial Statements for a discussion of the impact of recently issued accounting standards on our Consolidated Financial Statements as of September 28, 2019 and the expected impact on the Consolidated Financial Statements for future periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from potential changes in interest rates. As of September 28, 2019, excluding finance leases and financing obligations, we had no debt financing at fixed interest rates, of which the fair value would be affected by changes in market interest rates. Our cash flow exposure on floating rate debt would result in annual interest expense fluctuations of approximately $1.7 million based upon our debt position at September 28, 2019 and approximately $1.4 million for the fiscal year ended March 30, 2019, respectively, given a change in LIBOR of 100 basis points.

Debt financing had a carrying amount that approximates a fair value of $168.9 million as of September 28, 2019, as compared to a carrying amount and a fair value of $137.7 million as of March 30, 2019.

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

Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended September 28, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MONRO, INC.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party or subject to any legal proceedings other than certain claims and lawsuits that arise in the normal course of our business. We do not believe that such claims or lawsuits, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

Item 6. Exhibits

Exhibit Index

10.69 – Letter Agreement, effective September 30, 2019, between the Company and Robert Rajkowski

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

MONRO, INC.

DATE: November 7, 2019	By:	/s/ Brett T. Ponton
Brett T. Ponton
Chief Executive Officer and President (Principal Executive Officer)

DATE: November 7, 2019	By:	/s/ Brian J. D’Ambrosia
Brian J. D’Ambrosia
Executive Vice President-Finance, Chief Financial Officer and
Treasurer (Principal Financial Officer and Principal Accounting Officer)