Form 10-Q
period 2019-12-28
MONRO, INC.
filed 2020-02-06
CIK 876427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________________________________

FORM 10-Q

____________________________________________________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2019.

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

As of January 24, 2020, 33,283,751 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

MONRO, INC.

MONRO, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MONRO, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 28,	March 30,
	2019	2019
	(Dollars in thousands)
Assets
Current assets:
Cash and equivalents	$8,826	$6,214
Trade receivables	16,973	14,617
Federal and state income taxes receivable	1,652	5,586
Inventories	179,171	171,038
Other current assets	45,883	42,452
Total current assets	252,505	239,907
Property, plant and equipment	676,071	640,421
Less - Accumulated depreciation and amortization	(349,798)	(327,869)
Net property, plant and equipment	326,273	312,552
Finance lease and financing obligation assets, net	193,900	128,029
Operating lease assets, net	211,573	—
Goodwill	673,569	565,503
Intangible assets, net	30,916	51,107
Other non-current assets	18,436	13,024
Long-term deferred income tax assets	5,041	2,166
Total assets	$1,712,213	$1,312,288
Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt, finance leases and financing obligations	$31,084	$22,229
Current portion of operating lease liabilities	30,534	—
Trade payables	115,512	103,602
Accrued payroll, payroll taxes and other payroll benefits	20,692	20,231
Accrued insurance	39,234	38,742
Deferred revenue	13,635	12,059
Other current liabilities	22,037	21,584
Total current liabilities	272,728	218,447
Long-term debt	196,985	137,682
Long-term finance leases and financing obligations	298,888	238,089
Long-term operating lease liabilities	176,583	—
Accrued rent expense	—	4,053
Other long-term liabilities	10,824	12,724
Long-term deferred income tax liabilities	7,258	—
Long-term income taxes payable	2,355	1,783
Total liabilities	965,621	612,778
Commitments and contingencies
Shareholders' equity:
Class C Convertible Preferred Stock, $1.50 par value, $0.064 conversion value, 150,000 shares authorized; 21,802 shares issued and outstanding	33	33
Common Stock, $0.01 par value, 65,000,000 shares authorized; 39,639,544 and 39,510,932 shares issued at December 28, 2019 and March 30, 2019, respectively	396	395
Treasury Stock, 6,359,871 shares at December 28, 2019 and March 30, 2019, at cost	(108,729)	(108,729)
Additional paid-in capital	228,617	220,173
Accumulated other comprehensive loss	(4,802)	(4,536)
Retained earnings	631,077	592,174
Total shareholders' equity	746,592	699,510
Total liabilities and shareholders' equity	$1,712,213	$1,312,288

The accompanying notes are an integral part of these financial statements.

MONRO, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Quarter Ended		Nine Months Ended
	Fiscal December		Fiscal December
	2019	2018	2019	2018
	(Dollars in thousands, except per share data)
Sales	$329,281	$310,110	$970,458	$913,027
Cost of sales, including distribution and occupancy costs	204,929	192,144	595,886	557,876
Gross profit	124,352	117,966	374,572	355,151
Operating, selling, general and administrative expenses	92,781	87,256	273,273	256,862
Operating income	31,571	30,710	101,299	98,289
Interest expense, net of interest income	6,983	6,797	21,100	20,180
Other income, net	(274)	(321)	(655)	(809)
Income before provision for income taxes	24,862	24,234	80,854	78,918
Provision for income taxes	5,982	3,703	19,054	15,982
Net income	18,880	20,531	61,800	62,936
Other comprehensive loss, net of tax:
Changes in pension, net of tax benefit	(89)	(76)	(266)	(227)
Comprehensive income	$18,791	$20,455	$61,534	$62,709
Earnings per common share:
Basic	$0.56	$0.62	$1.85	$1.90
Diluted	$0.56	$0.61	$1.82	$1.87
Weighted average number of common shares outstanding used in computing earnings per share:
Basic	33,274	33,032	33,234	32,932
Diluted	33,973	33,766	33,971	33,605

The accompanying notes are an integral part of these financial statements.

MONRO, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(UNAUDITED)

(Dollars and shares in thousands)

		Class C Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained
		Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Total
	Balance at September 29, 2018	22	$33	39,300	$393	6,345	$(107,523)	$206,533	$(4,399)	$568,304	$663,341
	Net income									20,531	20,531
	Other comprehensive loss:
	Pension liability adjustment ($100) pre-tax								(76)		(76)
Cash dividends (1):	Preferred									(102)	(102)
	Common									(6,620)	(6,620)
	Dividend payable									(12)	(12)
	Activity related to equity-based plans			159	2	15	(1,206)	9,191			7,987
	Stock-based compensation							1,085			1,085
	Balance at December 29, 2018	22	$33	39,459	$395	6,360	$(108,729)	$216,809	$(4,475)	$582,101	$686,134

	Balance at September 28, 2019	22	$33	39,628	$396	6,360	$(108,729)	$226,948	$(4,713)	$619,641	$733,576
	Net income									18,880	18,880
	Other comprehensive loss:
	Pension liability adjustment ($118) pre-tax								(89)		(89)
Cash dividends (1):	Preferred									(112)	(112)
	Common									(7,321)	(7,321)
	Dividend payable									(11)	(11)
	Activity related to equity-based plans			12	—			701			701
	Stock-based compensation							968			968
	Balance at December 28, 2019	22	$33	39,640	$396	6,360	$(108,729)	$228,617	$(4,802)	$631,077	$746,592

	Balance at March 31, 2018	22	$33	39,166	$392	6,330	$(106,563)	$199,576	$(4,248)	$539,286	$628,476
	Net income									62,936	62,936
	Other comprehensive loss:
	Pension liability adjustment ($302) pre-tax								(227)		(227)
Cash dividends (1):	Preferred									(306)	(306)
	Common									(19,778)	(19,778)
	Dividend payable									(37)	(37)
	Activity related to equity-based plans			293	3	30	(2,166)	14,083			11,920
	Stock-based compensation							3,150			3,150
	Balance at December 29, 2018	22	$33	39,459	$395	6,360	$(108,729)	$216,809	$(4,475)	$582,101	$686,134

	Balance at March 30, 2019	22	$33	39,511	$395	6,360	$(108,729)	$220,173	$(4,536)	$592,174	$699,510
	Accounting change - cumulative effect									(582)	(582)
	Adjusted balance	22	33	39,511	395	6,360	(108,729)	220,173	(4,536)	591,592	698,928
	Net income									61,800	61,800
	Other comprehensive loss:
	Pension liability adjustment ($353) pre-tax								(266)		(266)
Cash dividends (1):	Preferred									(337)	(337)
	Common									(21,944)	(21,944)
	Dividend payable									(34)	(34)
	Activity related to equity-based plans			129	1			5,589			5,590
	Stock-based compensation							2,855			2,855
	Balance at December 28, 2019	22	$33	39,640	$396	6,360	$(108,729)	$228,617	$(4,802)	$631,077	$746,592

(1)First, second and third quarter fiscal year 2020 dividend payments of $0.22 per common share or common share equivalent paid on June 17, 2019, September 9, 2019 and December 24, 2019, respectively. First, second and third quarter fiscal year 2019 dividend payments of $0.20 per common share or common share equivalent paid on June 14, 2018, September 6, 2018 and December 21, 2018, respectively.

The accompanying notes are an integral part of these financial statements.

MONRO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	Fiscal December
	2019	2018
	(Dollars in thousands)
	Increase (Decrease) in Cash
Cash flows from operating activities:
Net income	$61,800	$62,936
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	47,329	41,035
Gain on disposal of assets	(840)	(314)
Stock-based compensation expense	2,855	3,150
Net change in deferred income taxes	7,426	10,707
Change in operating assets and liabilities (excluding acquisitions):
Trade receivables	(2,356)	(1,777)
Inventories	(3,768)	2,225
Other current assets	(447)	772
Other non-current assets	18,097	1
Trade payables	11,918	10,598
Accrued expenses	1,097	1,596
Federal and state income taxes payable	3,934	(1,091)
Other long-term liabilities	(22,954)	(1,767)
Long-term income taxes payable	572	536
Total adjustments	62,863	65,671
Net cash provided by operating activities	124,663	128,607
Cash flows from investing activities:
Capital expenditures	(42,226)	(30,763)
Acquisitions, net of cash acquired	(104,254)	(46,052)
Proceeds from the disposal of assets	426	492
Other	587	281
Net cash used for investing activities	(145,467)	(76,042)
Cash flows from financing activities:
Proceeds from borrowings	356,779	313,875
Principal payments on long-term debt, finance leases and financing obligations	(317,039)	(356,834)
Exercise of stock options	5,957	12,148
Dividends paid	(22,281)	(20,084)
Net cash provided by (used for) financing activities	23,416	(50,895)
Increase in cash	2,612	1,670
Cash at beginning of period	6,214	1,909
Cash at end of period	$8,826	$3,579

The accompanying notes are an integral part of these financial statements.

MONRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Condensed Consolidated Financial Statements

The consolidated balance sheets as of December 28, 2019 and March 30, 2019, the consolidated statements of comprehensive income and changes in shareholders’ equity for the quarters and nine months ended December 28, 2019 and December 29, 2018 and the consolidated statements of cash flows for the nine months ended December 28, 2019 and December 29, 2018, include financial information for Monro, Inc. and its wholly-owned subsidiaries, Monro Service Corporation; Car-X, LLC; MNRO Holdings, LLC and MNRO Service Holdings, LLC (collectively, “Monro,” “we,” “us,” “our,” the “Company”). These unaudited, condensed consolidated financial statements have been prepared by Monro. We believe all known adjustments (consisting of normal recurring accruals or adjustments) have been made to fairly state the financial position, results of operations and cash flows for the unaudited periods presented.

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

We report our results on a 52/53 week fiscal year with the fiscal year ending on the last Saturday in March of each year. The following are the dates represented by each fiscal period reported in these condensed financial statements:

“Quarter Ended Fiscal December 2019”	September 29, 2019 – December 28, 2019 (13 weeks)
“Quarter Ended Fiscal December 2018”	September 30, 2018 – December 29, 2018 (13 weeks)
“Nine Months Ended Fiscal December 2019”	March 31, 2019 – December 28, 2019 (39 weeks)
“Nine Months Ended Fiscal December 2018”	April 1, 2018 – December 29, 2018 (39 weeks)

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

In December 2019, the FASB issued new accounting guidance intended to simplify the accounting for income taxes. The new guidance removes certain exceptions to the general principles in Accounting Standards Codification Topic 740 Income Taxes and amends existing guidance to improve consistent application. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2020. Early adoption is permitted. We are currently evaluating the potential impact of the adoption of this guidance on our Consolidated Financial Statements.

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

We were in compliance with all debt covenants at December 28, 2019.

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

Fiscal 2020

During the first nine months of fiscal 2020, we acquired the following businesses for an aggregate purchase price of $103.6 million. The acquisitions were financed through our Credit Facility and our prior credit facility. The results of operations for these acquisitions are included in our financial results from the respective acquisition dates.

•On November 17, 2019, we acquired 18 retail tire and automotive repair stores located in Nevada and Idaho from Nevada Tire Holdings, LLC and Idaho Tire Holdings, LLC. (One retail tire and automotive repair store is expected to open during the fourth quarter of fiscal 2020.) These stores will operate under the Tire Choice name.

•On October 27, 2019, we acquired six retail tire and automotive repair stores located in California from S & S Unlimited, Inc. These stores will operate under the Tire Choice name.

•On October 27, 2019, we acquired three retail tire and automotive repair stores located in California from Lloyd’s Tire Service, Inc. These stores will operate under the Tire Choice name.

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

We expensed all costs related to acquisitions in the nine months ended December 28, 2019. The total costs related to completed acquisitions were $0.4 million and $1.2 million for the quarter and nine months ended December 28, 2019, respectively. These costs are included in the Consolidated Statements of Comprehensive Income primarily under operating, selling, general and administrative expenses.

MONRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Sales for the fiscal 2020 acquired entities for the quarter and nine months ended December 28, 2019 totaled $18.5 million and $38.7 million, respectively, for the period from acquisition date through December 28, 2019.

Supplemental pro forma information for the current or prior reporting periods has not been presented due to the impracticability of obtaining detailed, accurate or reliable data for the periods the acquired entities were not owned by Monro.

The preliminary fair values of identifiable assets acquired and liabilities assumed were based on preliminary valuations and estimates. The consideration transferred and net identifiable liabilities assumed were recorded as goodwill. The preliminary allocation of the aggregate purchase price as of December 28, 2019, with respect to the acquisitions during the nine months ended December 28, 2019, was as follows:

As of Acquisition Date
(Dollars in thousands)
Inventories	$4,374
Other current assets	706
Property, plant and equipment	2,299
Finance lease and financing obligation assets, net	29,127
Operating lease assets, net	42,680
Intangible assets	2,847
Other non-current assets	304
Long-term deferred income tax assets	3,174
Total assets acquired	85,511
Current portion of long-term debt, finance leases and financing obligations	2,672
Current portion of operating lease liabilities	4,416
Deferred revenue	1,545
Other current liabilities	361
Long-term finance leases and financing obligations	36,225
Long-term operating lease liabilities	43,668
Other long-term liabilities	1,658
Total liabilities assumed	90,545
Total net identifiable liabilities assumed	$(5,034)
Total consideration transferred	$103,639
Less: total net identifiable liabilities assumed	(5,034)
Goodwill	$108,673

The following are the intangible assets acquired and their respective fair values and weighted average useful lives:

	As of Acquisition Date
	Dollars in thousands	Weighted Average Useful Life
Customer lists	$2,847	7 years

Fiscal 2019

During the first nine months of fiscal 2019, we acquired the following businesses for an aggregate purchase price of $45.5 million. The acquisitions were financed through our existing credit facility. The results of operations for these acquisitions are included in our financial results from the respective acquisition dates.

•On December 9, 2018, we acquired two retail tire and automotive repair stores located in Virginia from Colony Tire Corporation. These stores operate under the Mr. Tire name.

•On November 4, 2018, we acquired five retail tire and automotive repair stores located in Ohio from Jeff Pohlman Tire & Auto Service, Inc. These stores operate under the Car-X and Mr. Tire names.

•On October 14, 2018, we acquired one retail tire and automotive repair store located in Illinois from Quality Tire and Auto, Inc.  This store operates under the Car-X name.

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

We expensed all costs related to acquisitions in the nine months ended December 29, 2018. The total costs related to completed acquisitions were $0.1 million and $0.4 million for the quarter and nine months ended December 29, 2018. These costs are included in the Consolidated Statements of Comprehensive Income primarily under operating, selling, general and administrative expenses.

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

MONRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

We have recorded the identifiable assets acquired and liabilities assumed, with respect to the acquisitions during the nine months ended December 29, 2018, at their fair values as of their respective acquisition dates (including any measurement period adjustments), with the remainder recorded as goodwill as follows:

As of Acquisition Date
(Dollars in thousands)
Trade receivables	$1,674
Inventories	8,280
Other current assets	252
Property, plant and equipment	8,203
Finance lease and financing obligation assets, net	4,422
Intangible assets	7,646
Other non-current assets	10
Long-term deferred income tax assets	1,568
Total assets acquired	32,055
Current portion of long-term debt, finance leases and financing obligations	1,046
Deferred revenue	342
Other current liabilities	501
Long-term finance leases and financing obligations	9,018
Other long-term liabilities	546
Total liabilities assumed	11,453
Total net identifiable assets acquired	$20,602
Total consideration transferred	$45,487
Less: total net identifiable assets acquired	20,602
Goodwill	$24,885

The following are the intangible assets acquired and their respective fair values and weighted average useful lives:

	As of Acquisition Date
	Dollars in thousands	Weighted Average Useful Life
Customer lists	$5,697	13 years
Favorable leases	1,549	10 years
Trade name	400	2 years
Total	$7,646	12 years

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

The measurement period adjustments were not material to the Consolidated Statement of Comprehensive Income for the quarter and nine months ended December 28, 2019.

We continue to refine the valuation data and estimates primarily related to inventory, warranty reserves, intangible assets, real estate, and real property leases for fiscal 2019 acquisitions which closed subsequent to December 29, 2018 and the fiscal 2020 acquisitions, and expect to complete the valuations no later than the first anniversary date of the respective acquisition. We anticipate that adjustments will continue to be made to the fair values of identifiable assets acquired and liabilities assumed and those adjustments may or may not be material.

MONRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 3 – Earnings per Common Share

Basic earnings per common share amounts are computed by dividing income available to common shareholders, after deducting preferred stock dividends, by the average number of common shares outstanding. Diluted earnings per common share amounts assume the issuance of common stock for all potentially dilutive equivalent securities outstanding.

The following is a reconciliation of basic and diluted earnings per common share for the respective periods:

	Quarter Ended		Nine Months Ended
	Fiscal December		Fiscal December
	2019	2018	2019	2018
	(Amounts in thousands,
	except per share data)
Numerator for earnings per common share calculation:
Net income	$18,880	$20,531	$61,800	$62,936
Less: Preferred stock dividends	(112)	(102)	(337)	(306)
Income available to common shareholders	$18,768	$20,429	$61,463	$62,630
Denominator for earnings per common share calculation:
Weighted average common shares, basic	33,274	33,032	33,234	32,932
Effect of dilutive securities:
Preferred stock	510	510	510	510
Stock options	165	195	196	134
Restricted stock	24	29	31	29
Weighted average common shares, diluted	33,973	33,766	33,971	33,605
Basic earnings per common share:	$0.56	$0.62	$1.85	$1.90
Diluted earnings per common share:	$0.56	$0.61	$1.82	$1.87

The computation of diluted earnings per common share excludes the effect of the assumed exercise of approximately 177,000 and 169,000 stock options for the quarter and nine months ended December 28, 2019, respectively, and 120,000 and 274,000 stock options for the quarter and nine months ended December 29, 2018, respectively. Such amounts were excluded as the exercise price of these stock options was greater than the average market value of our common stock for those periods, resulting in an anti-dilutive effect on diluted earnings per common share.

Note 4 – Income Taxes

Our effective income tax rate was 24.1% and 15.3% for the quarters ended December 28, 2019 and December 29, 2018, respectively, and 23.6% and 20.3% for the nine months ended December 28, 2019 and December 29, 2018, respectively. The effective income tax rate for the periods ended December 29, 2018 included a discrete income tax benefit of $2.0 million as a result of the Internal Revenue Service’s examination of our fiscal 2016 and fiscal 2017 tax years. This income tax benefit was recorded primarily due to the difference in the federal statutory income tax rate of 35% that applies to the refund amounts resulting from an application for a retroactive accounting method change that was accepted by the Internal Revenue Service as compared to the federal statutory income tax rate of 21% for which deferred tax accounting applies. Additional discrete items recognized during each respective period are insignificant.

Note 5 – Fair Value

Long-term debt had a carrying amount that approximates a fair value of $197.0 million as of December 28, 2019, as compared to a carrying amount and a fair value of $137.7 million as of March 30, 2019. The fair value of long-term debt was estimated based on discounted cash flow analyses using either quoted market prices for the same or similar issues, or the current interest rates offered to Monro for debt with similar maturities.

MONRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 6 – Cash Dividend

In May 2019, our Board of Directors declared its intention to pay a regular quarterly cash dividend during fiscal 2020 of $0.22 per common share or common share equivalent beginning with the first quarter of fiscal 2020. We paid dividends of $22.3 million during the nine months ended December 28, 2019. However, the declaration of and any determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, compliance with charter and credit facility restrictions, and such other factors as the Board of Directors deems relevant.

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

Revenue from the sale of tire road hazard warranty agreements (included in the Tires product group in the second table below) is initially deferred and is recognized over the contract period as costs are expected to be incurred in performing such services, typically 21 to 36 months.  The amounts recorded for deferred revenue balances at December 28, 2019 and March 30, 2019 were $19.5 million and $17.2 million, respectively, of which $13.6 million and $12.1 million, respectively, are reported in Deferred revenue and $5.9 million and $5.1 million, respectively, are reported in Other long-term liabilities in our Consolidated Balance Sheets.

The following table summarizes deferred revenue related to road hazard warranty agreements from March 30, 2019 to December 28, 2019:

Dollars in
thousands
Balance at March 30, 2019	$17,150
Deferral of revenue	13,711
Deferral of revenue from acquisitions	2,823
Recognition of revenue	(14,168)
Balance at December 28, 2019	$19,516

We expect to recognize $4.4 million of deferred revenue related to road hazard warranty agreements in the remainder of fiscal 2020, $11.0 million of such deferred revenue during our fiscal year ending March 27, 2021, and $4.1 million of such deferred revenue thereafter.

Under various arrangements, we receive from certain tire vendors a delivery commission and reimbursement for the cost of the tire that we may deliver to customers on behalf of the tire vendor. The commission we earn from these transactions is as an agent and the net amount retained is recorded as sales. (Included in the Tires product group in the following table.)

MONRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes disaggregated revenue by product group:

	Quarter Ended		Nine Months Ended
	Fiscal December		Fiscal December
	2019	2018	2019	2018
	(Dollars in thousands)
Revenues:
Brakes	$38,261	$37,549	$131,575	$124,677
Exhaust	6,256	7,128	20,317	22,751
Steering	24,987	23,223	77,397	71,894
Tires	179,086	167,984	491,956	459,236
Maintenance	79,889	73,430	246,704	232,062
Other	802	796	2,509	2,407
Total	$329,281	$310,110	$970,458	$913,027

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

Historical failed sale leasebacks that were assumed through acquisitions and do not qualify for sale leaseback accounting continue to be accounted for as financing obligations. As of December 28, 2019, net assets of $4.6 million and liabilities of $7.6 million due to failed sale leaseback arrangements were included with finance lease assets and liabilities, respectively, on the Consolidated Balance Sheet.

The components of operating and finance lease cost were as follows:

	Quarter Ended	Nine Months Ended
	Fiscal December	Fiscal December
	2019	2019
	(Dollars in thousands)
Operating lease cost	$9,861	$28,812
Finance lease/financing obligations cost:
Amortization of assets	5,568	14,750
Interest on liabilities	5,354	15,945
Short term and variable lease cost	558	1,643
Sublease income	(32)	(98)
Total lease cost	$21,309	$61,052

MONRO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Supplemental cash flow information related to leases was as follows:

Nine Months Ended
Fiscal December
2019
(Dollars in thousands)
Cash paid for amounts included in measurement of lease obligations:
Operating cash flows from operating leases	$27,507
Operating cash flows from finance leases/financing obligations	15,925
Financing cash flows from finance leases/financing obligations	19,512

Net assets obtained in exchange for operating lease obligations	5,871
Net assets obtained in exchange for finance lease obligations	54,286

The following table summarizes weighted average remaining lease term and discount rates:

	Operating Leases	Finance Leases and Financing Obligations
Weighted average remaining lease term, in years	9.4	10.0
Weighted average discount rate	3.53%	9.05%

Future maturities of our lease liabilities, excluding subleases, as of December 28, 2019 are as follows:

	Operating Leases	Finance Leases and Financing Obligations
	(Dollars in thousands)
Remainder 2020	$9,447	$12,928
2021	36,553	52,126
2022	33,155	51,956
2023	29,170	51,999
2024	24,648	45,601
Thereafter	113,167	251,798
Total undiscounted lease obligations	$246,140	$466,408
Less: imputed interest	(39,023)	(136,436)
Net lease obligation	$207,117	$329,972

Total lease payments include $80 million related to options to extend operating leases that are reasonably certain of being exercised, include $119 million related to options to extend finance leases that are reasonably certain of being exercised and exclude $16 million of legally binding lease payments for leases signed but not yet commenced as of December 28, 2019.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including (without limitation) statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain statements of future expectations and other forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, the words “anticipates,” “believes,” “contemplates,” “expects,” “see,” “could,” “may,” “estimate,” “appear,” “intend,” “plans,” “potential,” “strategy,” “will” and variations thereof and similar expressions, are intended to identify forward-looking statements. Forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed. These factors include, but are not necessarily limited to, product demand, dependence on and competition within the primary markets in which Monro’s stores are located, the need for and costs associated with store renovations and other capital expenditures, the effect of economic conditions, seasonality, the impact of weather conditions and natural disasters, the impact of competitive services and pricing, parts supply restraints or difficulties, our dependence on vendors, including foreign vendors, changes in U.S. or foreign trade policies, including the impacts of tariffs on products imported from China, industry regulation, risks relating to leverage and debt service (including sensitivity to fluctuations in interest rates), continued availability of capital resources and financing, advances in automotive technologies, disruption or unauthorized access to our computer systems, risks relating to protection of customer and employee personal data, business interruptions, risks relating to litigation, risks relating to integration of acquired businesses, including goodwill impairment and the risks set forth in our Annual Report on Form 10-K for the fiscal year ended March 30, 2019. Except as required by law, we do not undertake and specifically disclaim any obligation to update any forward-looking statement to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. References to fiscal 2020 and fiscal 2019 in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to our fiscal years ending March 28, 2020 and March 30, 2019, respectively.

Non-GAAP Financial Measures

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes certain financial measures, such as adjusted diluted earnings per common share (“EPS”) not derived in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Non-GAAP financial measures should not be used as a substitute for GAAP financial measures, or considered in isolation, for the purpose of analyzing our operating performance, financial position or cash flows. We have included a reconciliation of the non-GAAP financial measures used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to their most directly comparable GAAP measures in the section titled “Reconciliation of Non-GAAP Financial Measures” below.

Results of Operations

The following table sets forth income statement data of Monro expressed as a percentage of sales for the fiscal periods indicated:

	Quarter Ended		Nine Months Ended
	Fiscal December		Fiscal December
	2019	2018	2019	2018
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including distribution and occupancy costs	62.2	62.0	61.4	61.1
Gross profit	37.8	38.0	38.6	38.9
Operating, selling, general and administrative expenses	28.2	28.1	28.2	28.1
Operating income	9.6	9.9	10.4	10.8
Interest expense - net	2.1	2.2	2.2	2.2
Other income - net	(0.1)	(0.1)	(0.1)	(0.1)
Income before provision for income taxes	7.6	7.8	8.3	8.7
Provision for income taxes	1.9	1.2	1.9	1.8
Net income	5.7%	6.6%	6.4%	6.9%

Third Quarter and Nine Months Ended December 28, 2019 as Compared to Third Quarter and Nine Months Ended December 29, 2018

Sales were $329.3 million for the quarter ended December 28, 2019 as compared with $310.1 million for the quarter ended December 29, 2018. The sales increase of $19.2 million, or 6.2%, was due to an increase of $22.7 million related to new stores, of which $20.7 million came from the fiscal 2020 and fiscal 2019 acquisitions. Partially offsetting this was a decrease in comparable store sales for the quarter ended December 28, 2019 of 0.9% as compared to the same period in the prior year. Additionally, there was a decrease in sales from closed stores amounting to $0.8 million in the quarter. There were 89 selling days in the quarter ended December 28, 2019 and in the quarter ended December 29, 2018. We define comparable store sales as sales for stores that have been open or acquired at least one fiscal year prior to March 31, 2019.

Sales were $970.5 million for the nine months ended December 28, 2019 as compared with $913.0 million for the nine months ended December 29, 2018. The sales increase of $57.5 million, or 6.3%, was due to an increase of $59.9 million related to new stores, of which $51.4 million came from the fiscal 2020 and fiscal 2019 acquisitions. Partially offsetting this was a decrease in sales from closed stores amounting to $2.2 million in the period. Additionally, comparable store sales for the nine months ended December 28, 2019 decreased by 0.1% as compared to the same period in the prior year. There were 270 selling days in the nine months ended December 28, 2019 and in the nine months ended December 29, 2018.

Barter sales of slower moving inventory totaled approximately $4.0 million and $3.7 million for the nine months ended December 28, 2019 and December 29, 2018, respectively. There were no barter sales in the third quarter of fiscal 2020 and fiscal 2019.

At December 28, 2019, we had 1,289 Company-operated stores in operation and 99 franchised locations as compared with 1,186 Company-operated stores in operation and 99 franchised locations at December 29, 2018. At March 30, 2019, we had 1,197 Company-operated stores in operation and 98 franchised locations. During the quarter ended December 28, 2019, we added 27 Company-operated stores. Additionally, one franchised location was opened during the quarter and nine months ended December 28, 2019. Year-to-date, we have added 95 Company-operated stores and closed three stores.

Comparable store brakes and alignment category sales for the quarter ended December 28, 2019 both decreased by approximately 3% from the prior year quarter. Additionally, tires and front end/shocks category sales for the quarter ended December 28, 2019 both decreased by approximately 1% on a comparable store basis as compared to the same period in the prior year. Comparable store maintenance services category sales for the quarter ended December 28, 2019 were relatively flat from the prior year quarter. Comparable store sales were impacted by lower traffic resulting from milder winter weather conditions in certain of our markets, partially offset by higher average ticket from improved in-store execution.

Gross profit for the quarter ended December 28, 2019 was $124.4 million or 37.8% of sales as compared with $118.0 million or 38.0% of sales for the quarter ended December 29, 2018. The decrease in gross profit for the quarter ended December 28, 2019, as a percentage of sales, was due primarily to an increase in distribution and occupancy costs, as a percentage of sales, as we lost leverage on these largely fixed costs with lower overall comparable store sales, as well as an increase in labor costs, which increased from the prior year quarter as a percentage of sales, due to technician staffing levels and wage inflation. Largely offsetting these increases was a decrease in material costs as a percentage of sales as compared to the prior year quarter.

Gross profit for the nine months ended December 28, 2019 was $374.6 million or 38.6% of sales as compared with $355.2 million or 38.9% of sales for the nine months ended December 29, 2018. The year-to-date decrease, as a percentage of sales, was due primarily to an increase in labor costs, as well as distribution and occupancy costs, which both increased as a percentage of sales, partially offset by a decrease in material costs as a percentage of sales, when compared to the same period of the prior year.

Operating expenses for the quarter ended December 28, 2019 were $92.8 million or 28.2% of sales as compared to $87.3 million or 28.1% of sales for the quarter ended December 29, 2018. The increase of $5.5 million in operating expenses from the comparable period of the prior year is primarily due to increased expenses for 103 net new stores.

For the nine months ended December 28, 2019, operating expenses increased by $16.4 million to $273.3 million from the comparable period of the prior year and were 28.2% of sales as compared to 28.1% of sales for the nine months ended December 29, 2018. The increase is primarily due to increased expenses for new stores.

Operating income for the quarter ended December 28, 2019 of approximately $31.6 million increased by 2.8% as compared to operating income of approximately $30.7 million for the quarter ended December 29, 2018, and decreased as a percentage of sales from 9.9% to 9.6% for the reasons described above.

Operating income for the nine months ended December 28, 2019 of approximately $101.3 million increased by 3.1% as compared to operating income of approximately $98.3 million for the nine months ended December 29, 2018, and decreased as a percentage of sales from 10.8% to 10.4% for the reasons described above.

Net interest expense for the quarter ended December 28, 2019 increased by approximately $0.2 million as compared to the same period in the prior year, and decreased from 2.2% to 2.1% as a percentage of sales for the same periods. The weighted average debt outstanding for the quarter ended December 28, 2019 increased by approximately $112 million as compared to the quarter ended December 29, 2018. This increase is primarily related to an increase in finance lease debt recorded in connection with the fiscal 2020 and fiscal 2019 acquisitions and greenfield expansion, as well as an increase in debt outstanding under our existing credit facility to fund the purchase of our acquisitions. Partially offsetting this increase was a decrease in the weighted average interest rate of approximately 140 basis points from the prior year quarter due to lower borrowing rates associated with new leases, as well as a decrease in the LIBOR and prime rates from the prior year quarter.

Net interest expense for the nine months ended December 28, 2019 increased by approximately $0.9 million as compared to the same period in the prior year, and remained at 2.2% as a percentage of sales for the same periods. Weighted average debt outstanding increased by approximately $57 million and the weighted average interest rate decreased by approximately 60 basis points as compared to the same period of the prior year.

Income before taxes for the quarter ended December 28, 2019 of approximately $24.9 million increased by 2.6% as compared to income before taxes of approximately $24.2 million for the quarter ended December 29, 2018, and decreased as a percentage of sales from 7.8% to 7.6% for the reasons described above.

Income before taxes for the nine months ended December 28, 2019 of approximately $80.9 million increased by 2.5% as compared to income before taxes of approximately $78.9 million for the nine months ended December 29, 2018, and decreased as a percentage of sales from 8.7% to 8.3% for the reasons described above.

The effective income tax rate was 24.1% and 15.3% for the quarters ended December 28, 2019 and December 29, 2018, respectively, and 23.6% and 20.3% for the nine months ended December 28, 2019 and December 29, 2018, respectively. The effective income tax rate for the periods ended December 29, 2018 included a discrete income tax benefit of $2.0 million as a result of the Internal Revenue Service’s examination of our fiscal 2016 and fiscal 2017 tax years. This income tax benefit was recorded primarily due to the difference in the federal statutory income tax rate of 35% that applies to the refund amounts resulting from an application for a retroactive accounting method change that was accepted by the Internal Revenue Service as compared to the federal statutory income tax rate of 21% for which deferred accounting applies. Additional discrete items recognized during each respective period are insignificant.

Net income for the quarter ended December 28, 2019 of $18.9 million decreased 8.0% from net income for the quarter ended December 29, 2018. Diluted EPS for the quarter ended December 28, 2019 of $0.56 decreased 8.2% as compared to diluted EPS of $0.61 for the quarter ended December 29, 2018. Adjusted diluted EPS (a non-GAAP financial measure) was $0.60 and $0.57 for the quarters ended December 28, 2019 and December 29, 2018, respectively. Please refer to the “Reconciliation of Non-GAAP Financial Measures” section below for a discussion of this non-GAAP financial measure and a reconciliation to its most comparable GAAP measure, diluted EPS.

For the nine months ended December 28, 2019, net income of $61.8 million decreased 1.8% from net income for the nine months ended December 29, 2018. Diluted EPS for the nine months ended December 28, 2019 of $1.82 decreased 2.7% as compared to diluted EPS of $1.87 for the nine months ended December 29, 2018. Adjusted diluted EPS (a non-GAAP financial measure) was $1.91 and $1.88 for the nine months ended December 28, 2019 and December 29, 2018, respectively. Please refer to the “Reconciliation of Non-GAAP Financial Measures” section below for a discussion of this non-GAAP financial measure and a reconciliation to its most comparable GAAP measure, diluted EPS.

Reconciliation of Non-GAAP Financial Measures

In addition to reporting diluted EPS, which is a GAAP measure, this Form 10-Q includes adjusted diluted EPS, which is a non-GAAP financial measure. The Company has included a reconciliation to adjusted diluted EPS from its most directly comparable GAAP measure, diluted EPS, below. Management views this non-GAAP financial measure as an indicator to better assess comparability between periods because management believes this non-GAAP financial measure reflects the core business operations while excluding certain non-recurring items and items related to Monro.Forward or acquisition initiatives.

This non-GAAP financial measure is not intended to represent, and should not be considered more meaningful than, or as an alternative to, its most directly comparable GAAP measure. This non-GAAP financial measure may be different from similarly titled non-GAAP financial measures used by other companies.

Adjusted diluted EPS is summarized as follows:

Reconciliation of Adjusted Diluted EPS
	Quarter Ended		Nine Months Ended
	Fiscal December		Fiscal December
	2019	2018	2019	2018
Diluted EPS	$0.56	$0.61	$1.82	$1.87
Monro.Forward initiative costs	0.03	0.01	0.06	0.05
Acquisition due diligence and integration costs	0.01	—	0.03	0.01
Corporate and field management realignment costs	—	0.01	—	0.01
One-time income tax benefit	—	(0.06)	—	(0.06)
Adjusted diluted EPS	$0.60	$0.57	$1.91	$1.88

Adjusted net income is summarized as follows:

Supplemental Reconciliation of Adjusted Net Income
	Quarter Ended		Nine Months Ended
	Fiscal December		Fiscal December
	2019	2018	2019	2018
	(Dollars in thousands)
Net income	$18,880	$20,531	$61,800	$62,936
Monro.Forward initiative costs	1,378	387	2,685	2,202
Acquisition due diligence and integration costs	435	102	1,204	430
Corporate and field management realignment costs	—	350	—	350
Provision for income taxes on adjustments	(435)	(200)	(953)	(713)
One-time income tax benefit	—	(2,050)	—	(2,050)
Adjusted net income	$20,258	$19,120	$64,736	$63,155

Capital Resources and Liquidity

Capital Resources

Our primary capital requirements in fiscal 2020 are the upgrading of facilities and systems and the funding of our store expansion program, including potential acquisitions of existing store chains. For the nine months ended December 28, 2019, we spent approximately $146.5 million on these items. Capital requirements were met primarily by cash flow from operations and from our existing credit facility.

In May 2019, our Board of Directors declared its intention to pay a regular quarterly cash dividend during fiscal 2020 of $0.22 per common share or common share equivalent beginning with the first quarter of fiscal 2020. We paid dividends of $22.3 million during the nine months ended December 28, 2019. However, the declaration of and any determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on Monro’s financial condition, results of operations, capital requirements, compliance with charter and credit facility restrictions, and such other factors as the Board of Directors deems relevant.

We plan to continue to seek suitable acquisition candidates. We believe we have sufficient resources available (including cash flow from operations and bank financing) to expand our business as currently planned for the next twelve months.

Liquidity

In April 2019, we entered into a new five-year $600 million revolving credit facility agreement with eight banks (the “Credit Facility”). The Credit Facility amended and restated our previous revolving credit facility which would have expired in January 2021. Interest only is payable monthly throughout the Credit Facility’s term. The borrowing capacity for the Credit Facility of $600 million includes an accordion feature permitting us to request an increase in availability of up to an additional $250 million. The Credit Facility bears interest at 75 to 200 basis points over LIBOR (or replacement index) or at the prime rate, depending on the type of borrowing and the rates then in effect. The Credit Facility requires fees payable quarterly throughout the term between 0.125% and 0.35% of the amount of the average net availability under the Credit Facility during the preceding quarter. There was $197.0 million outstanding under the Credit Facility at December 28, 2019.

Within the Credit Facility, we have a sub-facility of $80 million available for the purpose of issuing standby letters of credit. The line requires fees aggregating 87.5 to 212.5 basis points annually of the face amount of each standby letter of credit, payable quarterly in arrears. There was a $33.6 million outstanding letter of credit at December 28, 2019.

The net availability under the Credit Facility at December 28, 2019 was $369.4 million.

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

We were in compliance with all debt covenants at December 28, 2019.

In addition, we have financed certain store properties with finance leases/financing obligations, which amounted to $330.0 million at December 28, 2019 and are due in installments through March 2049.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 1 to our Consolidated Financial Statements for a discussion of the impact of recently issued accounting standards on our Consolidated Financial Statements as of December 28, 2019 and the expected impact on the Consolidated Financial Statements for future periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from potential changes in interest rates. As of December 28, 2019, excluding finance leases and financing obligations, we had no debt financing at fixed interest rates, of which the fair value would be affected by changes in market interest rates. Our cash flow exposure on floating rate debt would result in annual interest expense fluctuations of approximately $2.0 million based upon our debt position at December 28, 2019 and approximately $1.4 million for the fiscal year ended March 30, 2019, respectively, given a change in LIBOR of 100 basis points.

Debt financing had a carrying amount that approximates a fair value of $197.0 million as of December 28, 2019, as compared to a carrying amount and a fair value of $137.7 million as of March 30, 2019.

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

Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended December 28, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MONRO, INC.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party or subject to any legal proceedings other than certain claims and lawsuits that arise in the normal course of our business. We do not believe that such claims or lawsuits, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

Item 6. Exhibits

Exhibit Index

10.69 – Letter Agreement, effective September 30, 2019, between the Company and Rob Rajkowski, incorporated by reference to Exhibit 10.69 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2019

31.1 – Certification of Brett T. Ponton pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

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

104 - Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONRO, INC.

DATE: February 6, 2020	By:	/s/ Brett T. Ponton
Brett T. Ponton
Chief Executive Officer and President (Principal Executive Officer)

DATE: February 6, 2020	By:	/s/ Brian J. D’Ambrosia
Brian J. D’Ambrosia
Executive Vice President-Finance, Chief Financial Officer and
Treasurer (Principal Financial Officer and Principal Accounting Officer)