Form 10-K
period 2020-03-28
MONRO, INC.
filed 2020-06-12
CIK 876427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________________

FORM 10-K

_________________________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 28, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐   NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on September 27, 2019 was $2,556,600,000.

The number of shares of Registrant’s Common Stock outstanding as of May 22, 2020 was 33,284,357.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement (to be filed pursuant to Regulation 14A) for the 2020 Annual Meeting of Shareholders to be held August 18, 2020 (the “Proxy Statement”) are incorporated by reference in Part III of this report.

PART I

FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not historical facts, including (without limitation) statements made in Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may contain statements of future expectations and other forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Annual Report on Form 10-K, the words “anticipates,” “believes,” “contemplates,” “expects,” “see,” “could,” “may,” “estimate,” “appear,” “intend,” “plans,” “potential,” “strategy,” “will” and variations thereof and similar expressions, are intended to identify forward-looking statements. Forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed. These factors include, but are not necessarily limited to, product demand, dependence on and competition within the primary markets in which Monro, Inc.’s (“Monro,” the “Company,” “we,” “us,” or “our”) stores are located, the need for and costs associated with store renovations and other capital expenditures, the duration and impact of the novel strain of coronavirus (“COVID-19”) pandemic and its impact on our customers, executive officers and employees, the effect of economic conditions, seasonality, the impact of weather conditions and natural disasters, the impact of competitive services and pricing, parts supply restraints or difficulties, our dependence on vendors, including foreign vendors, changes in U.S. or foreign trade policies, including the impacts of tariffs on products imported from China, industry regulation, risks relating to leverage and debt service (including sensitivity to fluctuations in interest rates), continued availability of capital resources and financing, advances in automotive technologies, disruption or unauthorized access to our computer systems, risks relating to protection of customer and employee personal data, business interruptions, risks relating to litigation, risks relating to integration of acquired businesses, including goodwill impairment and the risks set forth in Item 1A. “Risk Factors”. Except as required by law, we do not undertake and specifically disclaim any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

EXPLANATORY NOTE

The Company relied on the Securities and Exchange Commission’s Order under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies dated March 25, 2020 (Release No. 34-88465) (the “Release”) to delay the filing of its Annual Report on Form 10-K for the fiscal year ended March 28, 2020 (the “2020 10-K”), due to circumstances related to the COVID-19 pandemic. In particular, COVID-19 has caused severe disruptions in Company operations including limited access to and support from the Company’s accounting staff, which caused a delay in the Company’s ability to complete the 2020 10-K by the original due date of May 27, 2020. On May 27, 2020, the Company filed a Current Report on Form 8-K which stated that it expected to file its 2020 10-K no later than 45 days after the original due date, in compliance with the provisions of the Release.

Item 1. Business

GENERAL

Monro is a chain of 1,283 Company-operated stores (as of March 28, 2020), 98 franchised locations, eight wholesale locations, three retread facilities and two dealer-operated stores providing automotive undercar repair and tire sales and services in the United States. At March 28, 2020, Monro operated Company stores in 32 states, including Arkansas, California, Connecticut, Delaware, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nevada, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Vermont, Virginia, West Virginia and Wisconsin, primarily under the names “Monro Auto Service and Tire Centers,” “Tread Quarters Discount Tire Auto Service Centers,” “Mr. Tire Auto Service Centers,” “Autotire Car Care Centers,” “Tire Warehouse Tires for Less,” “Tire Barn Warehouse,” “Ken Towery’s Tire & Auto Care,” “Tire Choice Auto Service Centers,” and “Car-X Tire & Auto”. Company-operated stores typically are situated in high-visibility locations in suburban areas and small towns, as well as in major metropolitan areas. Company-operated stores serviced approximately 6.1 million vehicles in fiscal 2020. (References herein to fiscal years are to our year ended fiscal March, e.g., references to "fiscal 2020" are to our fiscal year ended March 28, 2020.)

The predecessor to the Company was founded by Charles J. August in 1957 as a Midas Muffler franchise in Rochester, New York, specializing in mufflers and exhaust systems. Monro was incorporated in the State of New York in 1959. In 1966, we discontinued our affiliation with Midas Muffler, and began to diversify into a full line of undercar repair services. An investor group led by Peter J. Solomon and Donald Glickman purchased a controlling interest in the Company in July 1984. At that time, Monro operated 59 stores, located primarily in upstate New York, with approximately $21 million in sales in fiscal 1984. Since 1984, we have continued our growth and have expanded our marketing area to include 31 additional states.

Our principal executive offices are located at 200 Holleder Parkway, Rochester, New York 14615, and our telephone number is (585) 647-6400.

We provide tire sales and services as well as a broad range of routine maintenance services, including state inspections, primarily on passenger cars, light trucks and vans. We also provide other products and services for brakes; mufflers and exhaust systems; and steering, drive train, suspension and wheel alignment. We specialize in the repair and replacement of parts which must be periodically replaced as they wear out. Normal wear on these parts generally is not covered by new car warranties. We typically do not perform under-the-hood repair services except for routine maintenance services, such as oil change services, various “flush and fill” services and some minor tune-up services.

All of the Company-operated stores, except Tire Warehouse Tires for Less (“Tire Warehouse”) and Tire Barn Warehouse stores, provide the services described above. Tire Warehouse and Tire Barn Warehouse stores only sell tires and tire related services and alignments. However, a growing number of our Company-operated stores are more specialized in tire replacement and service and, accordingly, have a higher mix of sales in the tire category. These Company-operated stores are described below as tire stores, whereas the remaining stores are described as service stores. (See additional discussion under “Operations”.) The acquisition of tire stores, as well as rebranding certain service stores to tire stores, allows us to fill in our existing markets with a second store more specialized in tire replacement and service. We believe this provides us with a competitive advantage, and we utilize this fill-in strategy to maximize density in the markets we operate in.

Included in the number of Company-operated stores described as tire stores are certain locations that also service commercial customers. Our locations that serve commercial customers conduct tire and automotive repair activities that are similar to our retail locations, other than with respect to the sales mix resulting from the sale of commercial tires. At March 28, 2020, there were 499 stores designated as service stores and 784 as tire stores.

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

As of March 28, 2020, Monro had eight wholesale locations and three retread facilities.

Our sales mix for fiscal 2020, 2019 and 2018 was as follows:

	Service Stores			Tire Stores			Total Company
	FY20	FY19	FY18	FY20	FY19	FY18	FY20	FY19	FY18
Brakes	25%	25%	23%	10%	9%	9%	13%	14%	13%
Exhaust	6	7	7	1	1	1	2	2	2
Steering	10	10	11	7	7	8	8	8	8
Tires	23	22	23	60	61	60	51	50	50
Maintenance	36	36	36	22	22	22	26	26	27
Total	100%	100%	100%	100%	100%	100%	100%	100%	100%

The Company has four wholly-owned operating subsidiaries, Monro Service Corporation, Car-X, LLC, MNRO Holdings, LLC and MNRO Service Holdings, LLC. Both of MNRO Holdings, LLC and MNRO Service Holdings, LLC, each of which are a Delaware limited liability company, were organized in connection with our West Coast operations.

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

As of March 28, 2020, Monro had 97 Car-X franchised locations.

Our operations are organized and managed in one operating segment. The internal management financial reporting that is the basis for evaluation in order to assess performance and allocate resources by our chief operating decision maker consists of consolidated data that includes the results of our retail, commercial and wholesale locations. As such, our one operating segment reflects how our operations are managed, how resources are allocated, how operating performance is evaluated by senior management and the structure of our internal financial reporting.

INDUSTRY OVERVIEW

There are a number of industry trends driving a favorable shift in the automotive aftermarket. New car sales have been robust over the past five years,1 resulting in consistent growth in the number of vehicles on the road,2 which on average (and prior to the COVID-19 pandemic) are being driven more miles per year.3 Over the past few years, the industry grew significantly in vehicles zero to five years old, driven by the growth in new car sales after the Great Recession.4 Conversely, six to 11 year old vehicles, which we consider our targeted segment, declined over the past several years.5 However, we believe these structural headwinds were transitory, and have started to turn into tailwinds, a trend we expect to continue over the next few years as the shifting dynamic of the age of vehicles in operation indicates the volume of vehicles in the six to 11 year old range, which drive the most repair opportunities, are expected to grow 27 percent from 2018-2023.6 This is evidenced by the increasing average age of cars and light trucks in the United States, which rose to 11.8 years in 2019.7

Additionally, vehicles generally need more service and repairs as they advance in age. However, as consumers’ vehicles age, the consumers’ willingness to pay higher prices decreases. We intend to be able to offer better value than the new car dealers to these more price-sensitive consumers. Monro’s service menu is focused on items that provide good purchase frequency, like oil changes and other scheduled services, along with higher value services like tires, brakes and other undercar services. These dynamics, combined with a declining number of service outlets and bays, are important traffic drivers for us as consumers go to outlets they trust to provide tires, maintenance, and repair services for their vehicles.

The continued shift from Do-It-Yourself to Do-It-For-Me is another favorable trend in our industry. The automotive aftermarket is estimated at approximately $287 billion in the U.S. and is primarily concentrated on the Do-It-For-Me channel, which represents about 80% of the market.8 There has been acceleration in the shift from Do-It-Yourself to Do-It-For-Me, and we expect that trend to continue with the increasing adoption of technology in new vehicles. As vehicles are becoming more technologically complex, we expect consumers will be less likely to be able to service their cars themselves, and instead will need to bring them to an automotive repair provider, such as Monro, to be serviced.

In addition, any meaningful shift to fully electric vehicles will create opportunities for expanded services to complement the tires, ride control and brake services that will still be required on those vehicles. Monro provides our technicians with the necessary training to remain on the cutting edge of these changes. However, these changes create challenges for smaller competitors, who will struggle to make the investments needed to keep up with the evolving marketplace.

We also believe that ride-sharing may provide increased opportunities for the automotive aftermarket. Individuals who provide ride-sharing services are likely to drive their vehicles more, therefore potentially needing their vehicles serviced more often by providers such as Monro. Additionally, while there is potential for fewer cars on the road due to these ride-sharing programs, this is not expected to have a near-term impact on our industry.

We believe Monro is well-positioned to capitalize on these long-term industry dynamics and favorable macro trends, which we expect will help position Monro to deliver consistent and sustainable organic growth.

In the near-term, the U.S. automotive aftermarket industry has been significantly impacted by the effects of COVID-19. On March 11, 2020, the World Health Organization (the "WHO") declared COVID-19 a pandemic. On March 13, 2020, the U.S. government declared a national emergency and U.S. state governments have declared states of emergency, as well. In response to the COVID-19 pandemic, many U.S. state governments, in states in which we operate, have taken preventative or protective actions, such as issuing stay-at-home orders and other social distancing measures. State and local governments have ordered temporary closures of some businesses and numerous other businesses have temporarily closed voluntarily. Further, individuals' ability to travel has been curtailed through mandated travel restrictions and may be further limited through additional voluntary or mandated closures of certain businesses. However, in our locations, the automotive undercar repair and tire sales and services industry has been classified as an essential business.

_______________

1Vehicle Sales: Autos and Light Trucks, retrieved from U.S. Bureau of Economic Analysis: FRED, Federal Reserve Bank of St. Louis (“FRED Economic Data”), May 2020

2IHS Markit, report on Average Age of Cars and Light Trucks in U.S., June 2019 (“IHS Markit Data”)

3FRED Economic Data, Moving 12-Month Total Vehicle Miles Traveled, May 2020

4IHS Markit, report on U.S. Light Vehicles in Operation, accessed May 2018

5Ibid.

6IHS Markit Data, June 2019

7Ibid.

8Auto Care Association, Auto Care Factbook, accessed May 2018

While our industry is considered an essential business, state mandated shutdowns and stay-at-home orders enacted across the country impacted consumer demand and we experienced an immediate and significant decline in traffic during the fourth quarter of fiscal 2020, and this reduction in traffic has continued through the date of this report. In the macroeconomic environment, the impact of the pandemic has led to a significant increase in the U.S. unemployment rate, while decreasing new car sales and total miles driven. To the extent the pandemic is ongoing, we expect a continued negative impact of these factors, but we are unable to predict the duration and magnitude of the impact to our business. Once the pandemic subsides and government actions to curb the spread begin to abate, we believe consumers will drive more, supported by low gas prices, as well as the fact that they may be less willing to fly or take public transportation. Additionally, in a recessionary environment, consumers will be less likely to buy new cars and more likely to repair the existing cars they own. We believe this will continue to increase the average age of vehicles in operation.

MONRO.FORWARD STRATEGY

In October 2017, we completed a rigorous and comprehensive business assessment to identify areas of opportunity to improve in-store execution and the customer experience across our store base to drive higher traffic with a focus on overall customer lifetime value.

Based on these observations, we developed our strategic plan, called Monro.Forward, which is focused on four key pillars:

•Improving the guest experience. The key focus areas of this initiative are improving our online reputation, delivering a consistent five-star experience to our customers in store, and refreshing our store appearance.

•Enhancing our customer centric engagement. Supported by data-driven market strategies we are improving our customer retention and acquisition efforts, as well as building a true omni-channel presence.

•Optimizing our product and service offering. Through this initiative, we are redefining our selling approach and optimizing our tire assortment both in-store and online.

•Accelerating productivity and team engagement. By optimizing our store staffing model, creating a clearly defined career path, enhancing our training program and aligning our compensation we are driving to attain and retain quality talent.

We believe that these four key pillars, supported by investments in technology and data analytics, will create a scalable platform for sustainable growth over time.

In the long term, executing on accretive acquisition opportunities also remains a key element of our growth strategy. However, we have currently paused all acquisition activity due to the impact of the COVID-19 pandemic. Moving forward, and when we are able to better understand the impact of the COVID-19 pandemic, we will continue to effectively as well as efficiently acquire our targets using a data-driven, analytical approach. We have a robust pipeline and believe the fragmentation of our industry allows for many opportunities for consolidation. Using consumer demographic analytics, we are able to better identify targets that operate in the markets with favorable demographics and customer trends, allowing us to enter regions from which we are poised to benefit most. Additionally, to ensure we are capitalizing on these opportunities, we have added talent and structure to our mergers and acquisitions teams, who will work with our management team to ensure we capitalize on the momentum in the market. Finally, we believe the implementation of our Monro.Forward initiatives will allow us to more effectively integrate acquisitions and drive higher return on investment (“ROI”) going forward as we will have a more structured, consistent and effective business model.

In that regard, we have completed many acquisitions, including:

Date of Acquisition	Seller	Number of Stores Acquired (a) (b)		Location of Stores	Name (c) (Abbreviated)
August 2015	Kost Tire Distributors, Inc.	27		NY, PA	Mr. Tire
May 2016	McGee Tire Stores, Inc.	29	(d)	FL	Tire Choice
September 2016	Clark Tire & Auto, Inc.	26	(e)	NC	Mr. Tire
February 2017	Nona, Inc.	16		IL, IA	Car-X
July 2017	UVR, Inc.	13	(f)	MI	Monro
August 2017	Auto MD, LLC	8		IL, IN	Car-X
March 2018	Appalachian Tire Products, Inc.	7		KY, OH, VA, WV	Mr. Tire
May 2018	Free Service Tire Company, Incorporated	12	(g)	TN	FreeService
July 2018	Sawyer Tire, Inc.	8		MO	Car-X
November 2018	Jeff Pohlman Tire & Auto Service, Inc.	5		OH	Car-X/ Mr. Tire
January 2019	R. A. Johnson, Inc.	13		FL	Tire Choice
March 2019	Allied Discount Tire & Brake, Inc.	12		LA	Tire Choice
May 2019	Certified Tire & Service Centers, Inc.	40	(h)	CA	Tire Choice
August 2019	Atlas Tire Center, Inc.; LRZ3 Auto, LLC; T-Boy's Tire and Automotive, LLC; Twin Tire & Auto Care, Inc.; Twin Tire & Auto Care Team, Inc.; Scotty's Tire & Automotive, Inc.	8		LA	Tire Choice
October 2019	S & S Unlimited, Inc. and Lloyd’s Tire Service, Inc.	9		CA	Tire Choice
November 2019	Nevada Tire Holdings, LLC and Idaho Tire Holdings, LLC	18	(i)	NV, ID	Tire Choice

  ______________

(a)Table includes only acquisitions of five or more Company-operated stores for the five-year fiscal period ended March 28, 2020.

(b)Seven stores were subsequently closed due to redundancies or failure to achieve an acceptable level of profitability. See additional discussion under “Store Additions and Closings”.

(c)In this table, “Monro” refers to the name, not the corporation. Additionally, stores acquired from S&S Unlimited, Inc., Lloyd’s Tire Service, Inc., Nevada Tire Holdings, LLC and Idaho Tire Holdings, LLC have yet to be renamed, but are expected to begin operating under the Tire Choice name in fiscal 2021.

(d)One retread facility was also acquired and is operating under the McGee Tire name.

(e)Four wholesale locations were also acquired and are operating under the Tires Now name and one retread facility was also acquired and is operating under the Tire Choice name.

(f)One acquired store was never opened.

(g)Four wholesale locations and one retread facility were also acquired and are operating under the Tires Now and FreeService Tire names, respectively. (One wholesale location has since closed.)

(h)One distribution center was also acquired.

(i)One acquired store in Nevada is under construction and has yet to open. This store is expected to open in fiscal 2021.

STORE ADDITIONS AND CLOSINGS (a)

The following table shows the growth in the number of Company-operated stores over the last five fiscal years:

	Year Ended Fiscal March
	2020		2019		2018		2017		2016
Stores open at beginning of year	1,197		1,150		1,118		1,029		999
Stores added during year	98	(c)	60	(d)	49	(e)	105	(f)	52	(g)
Stores closed during year (b)	(12)		(13)		(17)		(16)		(22)
Stores open at end of year	1,283		1,197		1,150		1,118		1,029
Service stores	499		560		542		534		515
Tire stores	784		637		608		584		514

________________

(a)Table includes only Company-operated stores. No franchised, wholesale, retread or dealer locations are included.

(b)Generally, stores were closed because they failed to achieve or maintain an acceptable level of profitability or because a new company store was opened in the same market at a more favorable location.

(c)Includes 88 stores acquired in the fiscal 2020 Acquisitions. One additional store was acquired from Nevada Tire Holdings, LLC which was under construction at closing. This store is expected to open in fiscal 2021.

(d)Includes 51 stores acquired in the fiscal 2019 Acquisitions.

(e)Includes 45 stores acquired in the fiscal 2018 Acquisitions. (Excludes the UVR, Inc. store that was never opened.)

(f)Includes 90 stores acquired in the fiscal 2017 Acquisitions.

(g)Includes 40 stores acquired in the fiscal 2016 Acquisitions.

We currently expect to close 36 stores in fiscal 2021 that we concluded have failed to maintain an acceptable level of profitability.

We plan to add approximately 10 to 20 new greenfield stores in fiscal 2021 and to pursue appropriate acquisition candidates. Greenfield stores include new construction as well as the acquisition of one to four store operations.

Key factors in market and site selection for selecting new greenfield store locations include population, demographic characteristics, vehicle population and the intensity of competition. We partner with a customer analytics firm to provide market segmentation and demographic data specific to a geographic area in close proximity to a Monro location to identify high value lookalike customers and market directly to them. We attempt to cluster stores in market areas in order to achieve economies of scale in advertising, supervision and distribution costs. All new greenfield sites presently under consideration are within our established market areas.

As a result of extensive analysis of our historical and projected store opening strategy, we have established major market profiles, as defined by market awareness: mature, existing and new markets. Over the next several years, we expect to build or acquire stores in mature and existing markets in order to capitalize on our market presence and consumer awareness as well as grow in new markets through building and acquisitions. During fiscal 2020, 10 of the stores added (including acquired stores) were located in existing markets and 88 stores were added (including acquired stores) in new markets.

Monro has a chain-wide computerized inventory control and point-of-sale (“POS”) management information system, which has increased management's ability to monitor operations as the number of stores has grown. We have customized the POS system to specific service and tire store requirements and deploy the appropriate version in each type of store. The system includes the following:

•Entry of a license plate and state automatically fills in vehicle identification number (“VIN”), year, make, and model. This provides accurate VIN, year, make, and model information while simplifying the estimate process at the store;

•Online catalogs and online parts ordering directly with vendors;

•Electronic mail and electronic cataloging, which allows store managers to electronically research the specific parts needed for the make and model of the car being serviced;

•Electronic repair manuals that allow for instant access to a single source of accurate, up-to-date, original equipment manufacturer-direct diagnosis, repair and maintenance information;

•Software which contains data that mirrors the scheduled maintenance requirements in vehicle owner’s manuals, specifically by make, model, year and mileage for every major automobile brand. Management believes that this software facilitates the presentation and sale of scheduled maintenance services to customers;

•Streamlining of estimating and other processes;

•Graphic catalogs;

•A feature which facilitates tire searches by size;

•Direct mail support;

•Online appointment scheduling;

•Customer service history;

•A thermometer graphic which guides store managers on the profitability of each job;

•The ability to view inventory of up to the closest 14 stores or warehouse; and

•Expanded monitoring of price changes. This requires more specificity on the reason for a discount, which management believes helps to control discounting.

Enhancements will continue to be made to the POS system in an effort to increase efficiency, improve the quality and timeliness of store reporting and enable us to better serve our customers.

The financing to build a new greenfield service store location may be accomplished in one of three ways: (i) a store lease for the land and building (in which case, land and building costs will be financed primarily by the lessor), (ii) a land lease with the building constructed by Monro (with building costs paid by Monro), or (iii) a land purchase with the building constructed by Monro. In all three cases, for service stores, each new store also will require approximately $225,000 for equipment (including a POS system and a truck) and approximately $95,000 in inventory. Because we generally do not extend credit to most customers, stores generate almost no receivables and a new store's actual net working capital investment is nominal. Total capital required to build a new greenfield service store ranges, on average, from $360,000 to $990,000 depending on the location and which of the three financing methods is used. In general, tire stores are larger and have more service bays than Monro’s traditional service stores and, as a result, construction costs are at the high end of the range of new store construction costs. Total capital required to build a new greenfield tire (land and building leased) location costs, on average, approximately $600,000, including $250,000 for equipment and $130,000 for inventory. In instances where we acquire an existing business, we may pay additional amounts for intangible assets such as customer lists, covenants not-to-compete, trade names and goodwill, but generally will pay less per bay for equipment and real property.

At March 28, 2020, we leased the land and/or the building at approximately 74% of our store locations and owned the land and building at the remaining locations. Monro's policy is to situate new stores in the best locations, without regard to the form of ownership required to develop the locations.

New service and tire stores, (excluding acquired stores), have average sales of approximately $450,000 and $1,050,000, respectively, in their first 12 months of operation, or $77,000 and $150,000, respectively, per bay.

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

We have taken an education-centered approach to the in-store customer selling process and trained our teams to execute our standardized procedures, which we call our Monro Playbook, to drive consistency across all locations. Our Monro Playbook includes clearly defined roles and responsibilities for our employees with a focus on service quality. We expect that this clear and consistent selling approach, coupled with our stronger merchandise strategy, will be instrumental in driving higher in-store conversion. To complement our Monro Playbook, we also established clear brand standards to align the appearance of our stores and further drive consistency across our store base that currently includes a wide range of stores and formats. We determine the appropriate scope of refresh needed for each of our stores by examining their age, size and market demographics to ensure we are investing the appropriate amount of capital to achieve the highest possible returns.

During fiscal 2019, we reached a significant milestone in this initiative by completing our pilot initiative of 30 stores in Rochester, NY. During fiscal 2020, we completed the roll out of our brand operational standards and the store modernization of 175 additional stores. We have currently suspended all capital expenditures related to the roll out of our brand operational standards and store modernization initiatives due to the impact of the COVID-19 pandemic. When we are able to better understand the impact of the COVID-19 pandemic, we plan to continue the roll out of our brand operational standards across our store base and modernize our remaining store portfolio, which we estimate will take two to four years.

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

				Average
				Number
	Average	Average		of Stock
	Number	Square	Average	Keeping
	of Bays	Feet	Inventory	Units (SKUs)
Service stores	6	4,700	$94,000	1,800
Tire stores (excluding Tire Warehouse and Tire Barn Warehouse stores)	7	6,500	$129,000	1,200

Data for the Tire Warehouse and Tire Barn Warehouse stores has been excluded because these locations primarily install new tires and wheels and many perform alignments. Additionally, most Tire Warehouse stores have one indoor service bay to perform alignments. The store building houses a waiting room, storage area and an area to mount and balance tires on the car’s wheels once the wheels and tires have been removed from the car. Removal of old tires and wheels from, and installation of new tires and wheels on, customers’ cars are performed outdoors under a carport. The average inventory carried by the Tire Warehouse and Tire Barn Warehouse stores is $246,000 per store.

Stores generally are situated in high-visibility locations in suburban areas, major metropolitan areas or small towns and offer easy customer access. The typical store is open from 7:30 a.m. to 7:00 p.m. on Monday through Friday and from 7:30 a.m. to 6:00 p.m. on Saturday. A majority of store locations are also open Sundays from 9:00 a.m. to 5:00 p.m. Our stores are currently operating on a reduced schedule in response to the COVID-19 pandemic. When we are able to better understand the impact of the COVID-19 pandemic, we plan to operate our stores on a more normalized schedule prior to the schedule reduction.

Inventory Control and Management Information System

All Company stores communicate daily with the corporate headquarters and warehouse by computerized inventory control and electronic POS management information systems, which enable us to collect sales and operational data on a daily basis, to adjust store pricing to reflect local conditions and to control inventory on a near real-time basis. Additionally, each store has access, through the POS system, to the inventory carried by up to the 14 stores or warehouse nearest to it. Management believes that this feature improves customer satisfaction and store productivity by reducing the time required to locate out-of-stock parts and tires. It also improves profitability because it reduces the amount of inventory which must be purchased outside Monro from local vendors.

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

Store Personnel and Training

Monro supervises store operations primarily through our Regional Vice Presidents who oversee Zone Managers who, in turn, oversee District Managers. The typical service store is staffed by a Store Manager and four to six technicians, one of whom serves as the Assistant Manager. The typical tire store, except Tire Warehouse and Tire Barn stores, is staffed by a Store Manager, an Assistant Manager and/or Service Manager, and four to eight technicians. Larger volume service and tire stores may also have one or two sales people. The higher staffing level at many tire stores is necessary to support their higher sales volume. Tire Warehouse and Tire Barn stores are generally staffed by a Store Manager and two to four technicians, one of whom serves as the Assistant Manager. All Store Managers and Assistant Managers receive either hourly or salaried compensation. Due to the impact of the COVID-19 pandemic, we have reduced staffing to match lower demand.

We believe that the ability to recruit and retain qualified technicians is an important competitive factor in the automotive repair industry, which has historically experienced a high turnover rate. As part of our Monro.Forward strategy, we are creating a clearly defined career path and enhanced training program to attract, develop and retain our talent.

During fiscal 2019, we also optimized our store staffing model by rightsizing our overstaffed and understaffed stores. As a next step, we expect to implement during fiscal 2021 a cloud-based data-driven store staffing and scheduling system to drive further staffing efficiency by more accurately re-balancing the level of technical skills in each store, ensuring our stores are staffed with technicians who have the right skill levels based on sales and volume mix as well as that store's growth potential.

To attract the right talent and build the best team in the aftermarket auto industry, we are focused on providing our people with the right training to optimize their performance. To accomplish this, we substantially implemented during fiscal 2020 a cloud-based curriculum called Monro University. We believe this curriculum provides our employees with the technical training needed to effectively serve our customers today and prepare them to handle future technician requirements as vehicles become more complex with the increased adoption of technology.

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

Many of our new technicians join the Company in their early twenties as trainees or apprentices. As they progress, many are promoted to technician and eventually master technician, the latter requiring Automotive Service Excellence (“ASE”) certification in eight different categories. We offer free online ASE certification preparation courses and will reimburse technicians for the cost of ASE certification registration fees and test fees. We also offer a tool purchase program through which trainee technicians can acquire their own set of tools.

Our training program provides multiple training sessions to both Store Managers and technicians in each store, each year.

Management training courses developed by our training department and operations management are provided through Monro University, and are supplemented with live and on-line vendor training courses. Management training covers safety, customer service, sales, human resources (counseling, recruiting, interviewing, etc.), leadership, scheduling, financial and operational areas, and is delivered on a regular basis. We believe that involving operations management in the development and delivery of these sessions results in more relevant and actionable training for Store Managers, and helps to improve overall performance and staff retention.

Monro also maintains an employee website that contains many resources for both managers and technicians to reference including Human Resource information and forms. Additionally, there is a Facilities section containing important environmental and equipment information, as well as Store Manager and Technician sections that contain other training programs, including on-line training videos, and documents specific for both managers and technicians.

We also expect to drive higher retention by providing more transparency into career opportunities and to aid our employees in charting their own course towards advancement. This is further supported by annual reviews with employees to align their own developmental objectives with our desired business objectives. Further, we ensure our incentives are tightly connected to desired performance. While our previous compensation model was based solely on profitability, our new compensation model is based on a balanced scorecard that rewards same-store sales growth, profitability and traffic. The incentives are designed to increase as the employees' performance improves with maximum payouts for outstanding performance. This new compensation plan also streamlines all previous bonus programs, creating consistency and providing us the ability to use labor more productively across our stores and districts.

OPERATIONS

Monro provides our customers with a wide range of dependable, high-quality tire and automotive services at a competitive price by emphasizing the following key elements.

Products and Services

The typical store provides a full range of undercar repair services for brakes, steering, mufflers and exhaust systems, drive train, suspension and wheel alignment, as well as tire replacement and service. These services apply to all makes and models of domestic and foreign cars, light trucks and vans. During fiscal 2018, we conducted a comprehensive analysis of our product and service offerings to develop a clearly defined merchandise strategy. As a result of this analysis, we launched Good, Better, Best service packages during the first quarter of fiscal 2019 to provide customers with clear options to choose the right services for their vehicle. Offering several options keeps the customer education and in-store selling process simple and gives our employees the opportunity to trade customers up to higher-value packages and increase attachment sales. Additionally, we launched the pilot phase of our tire category and pricing system in a number of our markets during the fourth quarter of fiscal 2020. This new tool will allow us to dynamically track demand trends and make rapid adjustments to optimize our tire assortment by leveraging the breadth of our tire brand portfolio to offer the right tires at the right price points. We see potential in leveraging data analytics to align our tire inventory assortment with consumer demographics, so that we can drive long-term margin expansion in our largest category by providing the right-size tire inventory for the vehicle population surrounding our stores.

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

Included in maintenance services are oil change services, heating and cooling system "flush and fill" service, belt installation, fuel system service and a transmission "flush and fill" service. Additionally, most stores replace and service batteries, starters and alternators. Stores in certain states also perform annual state inspections. Additionally, approximately 74% of our stores offer air conditioning services.

The format of the Tire Warehouse and Tire Barn Warehouse stores are slightly different from Monro’s typical service or tire stores (as described above) in that, generally, over 92% of the stores’ sales involve tire services, including the mounting and balancing of tires, and the sale of road hazard warranties. Most of these stores also provide the installation of wiper blades. Currently, 80% of Tire Warehouse and 90% of Tire Barn Warehouse stores perform alignments.

Customer Satisfaction

As part of our Monro.Forward strategy, we have fundamentally changed our culture from a transaction-focused business to one that is built on long-term customer relationships. To achieve this goal, we launched a new technology-supported customer satisfaction and online review management system during the fourth quarter of fiscal 2018. We are using this technology to help us solicit feedback from our customers across all major areas of their brand experience. Additionally, we leverage our online reviews to learn more about what our customers want and need, and how we can always deliver a 5-star experience to them. Utilizing the insights from these investments, we are making improvements to our store operations, which in turn are leading to a material improvement in Monro's overall star rating across online review sites. As of March 28, 2020, we have an all-time high average Company rating of 4.6 stars across our 1,283 locations. Equally important, we believe improved customer experience is a virtuous cycle, as it leads to improved online ratings that drive better visibility online, which in turn leads to increased conversion and ultimately higher potential traffic to our stores.

Competitive Pricing, Advertising and Co-branding Initiatives

Monro seeks to set competitive prices for quality services and products. We support our pricing strategy with special offers and coupons distributed through a variety of channels including: direct mail, e-mail, digital advertising, fliers, promotional store signage and in-store displays. In addition, to increase consumer awareness of the services we offer, Monro has a presence in traditional and digital radio, billboards and relevant directories. We are concentrating our marketing efforts in high ROI channels, with an emphasis on the digital environment. Our digital marketing efforts include paid and organic search on all major search engines. On-line reviews are obtained from various review sites, including Google and Facebook. Our review star rating has increased to an all-time high of 4.6 as of March 28, 2020. Digital advertising also includes search remarketing and banner and mobile advertising. We also manage social media profiles on a variety of platforms. We leverage customer relationship marketing and data analytics to reach our customers where they are and deliver tailored messages based on our customer specific vehicle needs. Due to the impact of the COVID-19 pandemic, we have reduced advertising spend. When we are able to better understand the impact of the COVID-19 pandemic, we plan to adjust advertising to a more normalized level.

We are committed to building an omni-channel presence to create a seamless buying experience for our customers. During the second quarter of fiscal 2019, we launched modernized retail and corporate websites, the first phase of this initiative and a major milestone in the development of our online presence. Our primary websites include www.monro.com, www.mrtire.com, www.tqtire.com, www.autotire.com, www.tirewarehouse.net, www.kentowery.com, www.tirebarn.com, www.thetirechoice.com, www.carx.com and www.tiresnowonline.com. With responsive optimized design for mobile users, a streamlined tire search and improved content and functionality, our new retail websites better position us to address our customers’ needs. These websites help customers search for store locations, print coupons, make service appointments, shop for tires and access information on our services and products, as well as car care tips. Importantly, they better showcase the solutions we provide to our customers, including our Good, Better, Best product and service packages.

Our corporate website is www.corporate.monro.com, which provides detailed information regarding Monro’s vision, values, leadership and financial performance. Information available on our website and the websites listed above is not part of, and is not incorporated into, this Annual Report on Form 10-K.

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

PURCHASING AND DISTRIBUTION

Through our wholly-owned subsidiary, Monro Service Corporation, we select and purchase tires, parts and supplies for all Company-operated stores on a centralized basis through an automatic replenishment system. Although purchases outside the centralized system are made when needed at the store level, these purchases are low by industry standards and accounted for approximately 19% of all parts and tires used in fiscal 2020.

Our ten largest vendors accounted for approximately 84% of our total stocking purchases, with the largest vendor accounting for approximately 28% of total stocking purchases in fiscal 2020. In fiscal 2020, Monro imported approximately 25% of our parts (excluding batteries, oil and supplies) and tire purchases. We purchase parts, oil and tires from approximately 120 vendors. Management believes that our relationships with vendors are excellent and that alternative sources of supply exist, at comparable cost, for substantially all parts used in our business. We routinely obtain bids from vendors to ensure we are receiving competitive pricing and terms.

Amid global tariffs, market uncertainty (including the impact from the COVID-19 pandemic) and other material cost pressures, our vertically-integrated and diversified supply chain continues to drive our cost leadership position and remains a key differentiator in our industry.

Most parts are shipped by vendors to our warehouse facilities and are distributed to stores by the Monro-operated tractor/trailer fleet. The majority of tires are shipped to our stores directly by vendors pursuant to orders placed by our headquarters staff. Stores are replenished at least bi-weekly, and such replenishment fills, on average, 92% of all items ordered by the stores' automatic POS-driven replenishment system. Monro operates warehouses in California, Kentucky, Maryland, New Hampshire, New York, North Carolina, South Carolina, Tennessee and Virginia. These warehouses each carry, on average, approximately 2,500 SKUs.

We enter into contracts with certain parts and tire suppliers, some of which require us to buy (at market competitive prices) up to 100% of our annual purchases of specific products. These agreements expire at various dates. We believe these agreements provide us with high quality, branded merchandise at preferred pricing, along with strong marketing and training support.

COMPETITION

Monro competes in the automotive service and tire industry. This industry is generally highly competitive and fragmented, and the number, size and strength of competitors vary widely from region to region. We believe that competition in this industry is based on customer service and reputation, store location, name awareness and price. Monro's primary competitors include national and regional undercar, tire specialty and general automotive service chains, both franchised and company-operated; car dealerships, mass merchandisers’ operating service centers; and, to a lesser extent, gas stations, independent garages and Internet tire sellers. Monro considers TBC Corporation (operating primarily under the NTB, Midas and Tire Kingdom brands), Firestone Complete Auto Care service stores, The Pep Boys – Manny, Moe and Jack service stores, Meineke, and Mavis Discount Tire to be direct competitors. In most of the new markets that we have entered, at least one competitor was already present. In identifying new markets, we analyze, among other factors, the intensity of competition. (See "Monro.Forward Strategy” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations".)

EMPLOYEES

As of March 28, 2020, Monro had 8,184 employees, of whom 7,595 were employed in the field organization, 261 were employed at the warehouses, 272 were employed at our corporate headquarters and 56 were employed in other offices. Monro's employees are not members of any union. Due to the impact of the COVID-19 pandemic, we have reduced our workforce through furlough or other reduction. When we are able to better understand the impact of the COVID-19 pandemic, we plan to adjust our workforce to meet demand.

Our strong commitment to support our teammates' professional development and the cultural changes we have made across the organization have had a tremendous impact on our ability to retain talent, as evidenced by our quarterly turnover reaching its lowest level in the fourth quarter of fiscal 2020 since the fourth quarter of fiscal 2015, continuing a trend we observed in the fourth quarter of fiscal 2019. We have received strong positive feedback from our employees supporting our Monro.Forward initiatives and the actions we are taking to better serve our customers.

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

Monro strives to maintain an environmentally and socially conscious corporate culture, giving back our time, talent and financial resources however we can. This is demonstrated by our recycling policies at our offices, warehouses and stores and our support of charitable organizations dedicated to caring for the communities and neighborhoods we serve. In fiscal 2020, Monro recycled approximately 3.2 million gallons of oil and 3.9 million tires, as well as approximately 87,000 vehicle batteries and 850 tons of cardboard, all as part of our commitment to the environment. Further, Monro and its employees donated to a number of charities during fiscal 2020, including over $230,000 to the United Way. The United Way, which directly improves lives by mobilizing people and resources to advance the common good, has always been our primary charitable focus. The Company and employees participate in the annual United Way campaign in Rochester, NY, our corporate headquarters, as well as in many other communities where we do business.

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

Matters related to the COVID-19 pandemic have and will continue to significantly and adversely impact our business, financial position, results of operations and cash flows.

The spread of COVID-19 has created a global public health crisis that has resulted in widespread volatility and deteriorations in household, business, economic and market conditions. We have experienced negative impacts to demand for our products and services from the COVID-19 pandemic, which is adversely affecting our results of operations, and we have also experienced significant disruption to our normal business operations and planned implementation of certain strategic initiatives.

Our business will continue to be affected by the broader economic effects from the COVID-19 and related regulatory actions, including customer demand for our products. While we have so far been able to source required materials and products at reasonable cost, the pandemic may also affect our supply chain in ways that are beyond our control. We may also incur costs or experience further disruption to comply with new or changing regulations in response to the pandemic.

The overall magnitude of the COVID-19 pandemic, including the extent of its direct and indirect impact on our business, financial position, results of operations or liquidity is inherently uncertain due to the rapid development and fluidity of the situation. Further, the ultimate impact of the COVID-19 pandemic depends on many factors that are not within our control, including, but not limited to: governmental, business and individuals' actions that have been and continue to be taken in response to the COVID-19 pandemic; the severity and duration of outbreaks of the virus; the impact of the COVID-19 pandemic and actions taken in response on global and regional economies, travel, and economic activity; the availability of federal, state, local or non-U.S. funding programs; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery, particularly in our markets, when the COVID-19 pandemic subsides.

In addition, preparing for and responding to the continuing pandemic could divert management’s attention from our key strategic priorities, increase costs as we prioritize health and safety matters for our teammates and customers, cause us to reduce, delay, alter or abandon initiatives that may otherwise increase our long-term value, increase vulnerability to information technology or cybersecurity related risks as certain of our teammates work remotely and otherwise continue to disrupt our business operations.

We are unable to estimate the impact of COVID-19 with certainty on our business and operations at this time. The pandemic could cause us to experience impairment of our goodwill and other financial assets, further reduce demand for our products and services and other adverse impacts on our financial position, results of operations and cash flows.

Sustained adverse effects may also prevent us from satisfying financial covenants in our credit agreement or result in downgrades in our credit ratings.

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

Further, our industry is influenced by the number of miles driven by automobile owners. Factors that may cause the number of miles driven by automobile owners to decrease include the weather, travel patterns, gas prices and fluctuations in the general economy. For example, as a result of the COVID-19 pandemic, there has recently been a marked decrease in the number of miles driven by automobile owners due to the various stay-at-home orders across the regions in which we operate. As a result of this reduction in the number of miles driven by automobile owners, there has been a negative effect on the demand for our products and services. As another example, when the retail cost of gasoline increases, the number of miles driven by automobile owners may decrease, which could result in less frequent service intervals and fewer repairs. Although the recent retail cost of gasoline has generally decreased as a result of the reduced number of miles driven by automobile owners, the volatile general economic conditions as well as the impact of the stay-at-home orders are expected to result in less frequent service intervals and fewer repairs. Accordingly, continued significant reduction in the number of miles driven by automobile owners will have a material adverse effect on our business and results of operations.

Changes in economic conditions that impact consumer spending could harm our business.

The automotive repair industry and our financial performance are sensitive to changes in overall economic conditions that impact consumer spending, including the current economic volatility resulting from the COVID-19 pandemic. Future economic conditions affecting consumer income such as employment levels, business conditions, interest rates, and tax rates could reduce consumer spending or cause consumers to shift their spending to other products. During periods of good economic conditions, consumers may decide to purchase new vehicles rather than servicing their older vehicles. A general reduction in the level of consumer spending or shifts in consumer spending to other services could have a material adverse effect on our growth, sales and profitability.

Changes in the U.S. trade environment, including the imposition of import tariffs, could adversely affect our consolidated results of operations and cash flows.

Beginning in 2018, the U.S. government imposed new or higher tariffs on specified imported products originating from China in response to what it characterizes as unfair trade practices, and China responded by imposing new or higher tariffs on specified products imported from the United States. Simultaneously, the U.S. government imposed imported steel and aluminum tariffs in response to national security concerns and several countries retaliated by proposing or imposing new tariffs on specified products imported from the United States, with expansions on such tariffs as recently as early 2020. Trade tensions with China have increased as the U.S. government has implemented and proposed additional tariffs and the Chinese government proposed retaliatory tariffs.

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

We believe that alternative sources exist for most of the products we sell or use at our stores, and we would not expect the loss of any one supplier to have a material adverse effect on our business, financial condition or results of operations. Due to the COVID-19 pandemic, our suppliers may experience shortages of the products we purchase resulting in interruptions to our supply chains. If any of our suppliers do not perform adequately or otherwise fail to distribute parts or other supplies to our stores, our inability to replace the suppliers in a timely manner and on acceptable terms could increase our costs and could cause shortages or interruptions that could have a material adverse effect on our business, financial condition and results of operations.

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

We also face other risks associated with the delivery of inventory originating outside the United States, including:

•potential economic and political instability in countries where our suppliers are located;

•increases in shipping costs;

•transportation delays and interruptions, including those occurring as a result of the COVID-19 pandemic;

•compliance with the United States Foreign Corrupt Practices Act, which generally prohibits U.S. companies from engaging in bribery or making other prohibited payments to foreign officials; and

•significant fluctuations in exchange rates between the U.S. dollar and foreign currencies.

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

We are sometimes the subject of complaints or litigation from customers, employees or other third parties for various actions. From time to time, we are involved in litigation involving claims related to, among other things, breach of contract, negligence, tortious conduct and employment and labor law matters, including payment of wages. We may also face claims related to the COVID-19 pandemic, including claims from employees or customers who contract COVID-19 at our stores or offices. The damages sought against us in some of these litigation proceedings could be substantial. Although we maintain liability insurance for some litigation claims, if one or more of the claims were to greatly exceed our insurance coverage limits or if our insurance policies do not cover a claim, this could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Business interruptions may negatively impact our store operations, availability of products and/or the operability of our computer systems, which may have a material negative effect on our business and results of operations. A breach of our computer systems could damage our reputation and have a material adverse effect on our business and results of operations.

If any of our locations in a particular region are unexpectedly closed permanently or for a period of time, it could have a negative impact on our business. Such closures could occur as a result of circumstances out of our control, including war, acts of terrorism, global health crises, extreme weather conditions and other natural disasters. Further, if our ability to obtain products and merchandise for use in our stores is impeded, it could have a negative impact on our business. Factors that could negatively affect our ability to obtain products and merchandise include the sudden inability to import goods into the United States for any reason and the curtailment or delay of commercial transportation. While we do maintain business interruption insurance, there is no guarantee that we will be able to use such insurance for any particular location closure or other interruption in operations.

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

The nature of our business involves the receipt and storage of personally identifiable data of our customers and employees. This type of data is subject to legislation and regulation in various jurisdictions. We have been subject to cyber-attacks in the past and we may suffer data security breaches arising from future attacks. We may currently be at a higher risk of a security breach due to the COVID-19 pandemic and the increased number of our employees who are working remotely. Data security breaches suffered by well-known companies and institutions have attracted a substantial amount of media attention, prompting state and federal legislative proposals addressing data privacy and security. We may become exposed to potential liabilities with respect to the data that we collect, manage and process, and may incur legal costs if our information security policies and procedures are not effective or if we are required to defend our methods of collection, processing and storage of personal data. Future investigations, lawsuits or adverse publicity relating to our methods of handling personal data could adversely affect our business, results of operations, financial condition and cash flows due to the costs and negative market reaction relating to such developments.

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

Our goodwill, other intangible assets and long-lived assets are subject to an impairment test on an annual basis and are also tested whenever events and circumstances indicate that goodwill, intangible assets and/or long-lived assets may be impaired. Any excess goodwill resulting from the impairment test must be written off in the period of determination. Intangible assets (other than goodwill and indefinite-lived intangible assets) and other long-lived assets are generally amortized or depreciated over the useful life of such assets. In addition, from time to time, we may acquire or make an investment in a business that will require us to record goodwill based on the purchase price and the value of the acquired tangible and intangible assets. We have significantly increased our goodwill as a result of our acquisitions. We may subsequently experience unforeseen issues with the businesses we acquire, which may adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of recoverability of the recorded goodwill and intangible assets. Future determinations of significant write-offs of goodwill, intangible assets or other long-lived assets, as a result of an impairment test or any accelerated amortization or depreciation of other intangible assets or other long-lived assets, including those caused by the impact of the COVID-19 pandemic, could have a material negative impact on our results of operations and financial condition. We have completed our annual impairment test for goodwill, and have concluded that we do not have any impairment of goodwill for the year ended March 28, 2020. Additionally, we have evaluated our ability to recover the carrying value of our intangible assets and also concluded that we do not have any impairment of intangible assets for the year ended March 28, 2020. However, we evaluated certain stores having indicators of impairment based on operating performance and taking into consideration the negative impact of the COVID-19 pandemic on forecasted store performance. Based on the estimate of future recoverable cash flows, we recorded an impairment of long-lived assets of $2.3 million for the year ended March 28, 2020.

Planned store closings have resulted in acceleration of costs and future store closings could result in additional costs.

From time to time, in the ordinary course of our business, we close certain stores, generally based on considerations of store profitability, competition, strategic factors and other considerations. The economic impact of the COVID-19 pandemic may require us to close certain stores either temporarily or permanently. Closing a store could subject us to costs including the write-down of leasehold improvements, equipment, furniture and fixtures. In addition, we could remain liable for future lease obligations.

In particular, during the fourth quarter of fiscal 2020, we evaluated market segmentation and demographic data specific to geographic areas where our stores are located. As a result, we plan to close 36 underperforming stores in fiscal 2021 that we have identified to have failed to maintain an acceptable level of profitability. We recorded $4.3 million in store closure impairment costs in fiscal 2020 related to these planned store closures in fiscal 2021.

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

On March 27, 2020, we notified Citizens Bank, N.A. (the “Administrative Agent”), as administrative agent of the Revolving Credit Facility that we were requesting to borrow $350.4 million under the Revolving Credit Facility in order to enhance liquidity and financial flexibility given the uncertain market conditions caused by the COVID-19 pandemic. Prior to March 27, 2020, there was $216.0 million outstanding under the Revolving Credit Facility. Significant increases in our leverage could have the following risks:

•our ability to obtain additional financing for working capital, capital expenditures, store renovations, acquisitions or general corporate purposes may be impaired in the future;

•our failure to comply with the financial and other restrictive covenants governing our debt, which, among other things, require us to comply with certain financial ratios and limit our ability to incur additional debt and sell assets, could result in an event of default that, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations; and

•our exposure to certain financial market risks, including fluctuations in interest rates associated with bank borrowings could become more significant.

Although we believe that we will remain in compliance with our debt covenants, if we are not able to do so our lenders may restrict our ability to draw on our Revolving Credit Facility, which could have a negative impact on our operations and growth potential.

We may not pay or may reduce the dividends on our common stock.

Holders of our common stock are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so and may reduce or eliminate our common stock dividend in the future. This could adversely affect the market price of our common stock.

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

The stock market and the price of our common stock may be subject to wide fluctuations based upon general economic and market conditions, including the stock market’s recent volatility as a result of the COVID-19 pandemic. Downturns in the stock market may cause the price of our common stock to decline. The market price of our stock may also be affected by our ability to meet analysts’ expectations. Failure to meet such expectations, even slightly, could have an adverse effect on the price of our common stock. In the past, following periods of volatility in the market price of a company’s securities, shareholder action including securities class action litigation has often been instituted against such a company. If similar litigation were instituted against us, it could result in substantial costs and a diversion of our management’s attention and resources, which could have an adverse effect on our business.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company, through Monro Service Corporation, owns its office/warehouse facility of approximately 171,500 square feet, which is located on 12.7 acres of land in Holleder Technology Park, in Rochester, New York. Monro Service Corporation also owns a second office/warehouse facility of approximately 28,000 square feet, which is located on 11.8 acres of land in Swanzey, New Hampshire. Additionally, the Company owns one retread facility in North Carolina.

Of Monro's 1,283 Company-operated stores at March 28, 2020, 332 were owned, 886 were leased and for 65 stores, only the land was leased. We lease additional warehouse space in California, Kentucky, Maryland, North Carolina, South Carolina, Tennessee, and Virginia, and office space in Illinois for our Car-X franchise operations. In addition to the Company-operated stores, eight wholesale locations and two retread facilities were leased at March 28, 2020. In general, we lease store sites for a ten-year period with several five-year renewal options. Giving effect to all renewal options, approximately 64% of the leases (610 stores) expire after March 2030. Certain leases provide for contingent rental payments if a percentage of annual gross sales exceed the base fixed rental amount. The highest contingent percentage rent of any lease is 7.5%, and no such lease has adversely affected profitability of the store subject thereto.

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

HOLDERS

At May 22, 2020, Monro’s Common Stock was held by approximately 46 shareholders of record. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

DIVIDENDS

The declaration of and determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, compliance with charter and contractual restrictions, and such other factors as the Board of Directors deems relevant. Under our Revolving Credit Facility, we may declare, make or pay any dividend or distribution up to $38.5 million in the aggregate for the period from June 30, 2020 to June 30, 2021 if we are in compliance with the financial covenants and other restrictions in the Revolving Credit Facility, as amended. For additional information regarding our Revolving Credit Facility, see Note 6 to the Company’s Consolidated Financial Statements.

Item 6. Selected Financial Data

The following table sets forth selected financial and operating data of Monro for each fiscal year in the five-year period ended March 28, 2020. The financial data and certain operating data have been derived from Monro’s audited financial statements. This data should be read in conjunction with the financial statements and related notes included under Item 8. “Financial Statements and Supplementary Data” of this report and in conjunction with other financial information included elsewhere in this Form 10-K.

		Year Ended Fiscal March
		2020	2019	2018	2017	2016
		(Amounts in thousands, except per share data)
Income Statement Data:
Sales		$1,256,524	$1,200,230	$1,127,815	$1,021,511	$943,651
Cost of sales, including distribution and occupancy costs		779,866	735,002	692,241	624,622	557,948
Gross profit		476,658	465,228	435,574	396,889	385,703
Operating, selling, general and administrative expenses		374,956	338,485	308,278	280,505	265,114
Operating income		101,702	126,743	127,296	116,384	120,589
Interest expense, net of interest income		28,213	27,013	24,296	19,768	15,542
Other income, net		(785)	(630)	(454)	(628)	(374)
Income before income taxes		74,274	100,360	103,454	97,244	105,421
Provision for income taxes		16,250	20,608	39,519	35,718	38,616
Net income		$58,024	$79,752	$63,935	$61,526	$66,805
Earnings per share	Basic (a)	$1.73	$2.41	$1.94	$1.88	$2.07
	Diluted (a)	$1.71	$2.37	$1.92	$1.85	$2.00

Weighted average number of common shares outstanding	Basic	33,246	32,980	32,767	32,413	32,026
	Diluted	33,953	33,675	33,341	33,301	33,353
Cash dividends per share or share equivalent		$0.88	$0.80	$0.72	$0.68	$0.60
Selected Operating Data:
Sales growth:
Total		4.7%	6.4%	10.4%	8.3%	5.5%
Comparable store (b)		(2.3)%	0.4%	1.8%	(4.3)%	(0.1)%
Company-operated stores open at beginning of year (c)		1,197	1,150	1,118	1,029	999
Company-operated stores open at end of year (c)		1,283	1,197	1,150	1,118	1,029
Capital expenditures (d)		$55,918	$44,468	$39,122	$34,640	$36,834
Balance Sheet Data (at period end):
Net working capital		$341,084	$21,460	$13,251	$13,337	$2,504
Total assets		2,049,457	1,312,288	1,218,432	1,185,264	999,438
Long-term obligations		1,035,727	375,771	375,288	395,503	269,045
Shareholders’ equity		734,440	699,510	628,476	581,254	536,195

________________

Fiscal year 2018 reflects results based on a 53 week fiscal year. Results from all other fiscal years are based on a 52 week fiscal year.

(a)See Note 11 to the Company’s Consolidated Financial Statements for calculation of basic and diluted earnings per share for fiscal years 2020, 2019 and 2018.

(b)Comparable store sales data (not adjusted for days) is calculated based on the change in sales of only those stores open as of the beginning of the preceding fiscal year.

(c)Includes only Company-operated stores. No franchised, wholesale, retread or dealer locations are included.

(d)Amount does not include the funding of the purchase price of acquisitions.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth income statement data of Monro expressed as a percentage of sales for the fiscal years indicated:

	Year Ended Fiscal March
	2020 (a)	2019 (a)
Sales	100.0%	100.0%
Cost of sales, including distribution and occupancy costs	62.1	61.2
Gross profit	37.9	38.8
Operating, selling, general and administrative expenses	29.8	28.2
Operating income	8.1	10.6
Interest expense, net	2.2	2.3
Other income, net	(0.1)	(0.1)
Income before income taxes	5.9	8.4
Provision for income taxes	1.3	1.7
Net income	4.6%	6.6%

________________

(a) The table may not subtract down by +/- 0.1% due to rounding as percentages are calculated based on unrounded numbers.

CRITICAL ACCOUNTING POLICIES

We believe that the accounting policies listed below are those that are most critical to the portrayal of our financial condition and results of operations, and that required management’s most difficult, subjective and complex judgments in estimating the effect of inherent uncertainties. This section should be read in conjunction with Note 1 to the Company’s Consolidated Financial Statements, which includes other significant accounting policies.

Business Combinations

We use the acquisition method in accounting for acquired businesses. Under the acquisition method, our financial statements reflect the operations of an acquired business starting from the completion of the acquisition. The assets acquired and liabilities assumed are recorded at their respective estimated fair values at the date of the acquisition. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. Significant judgment is often required in estimating the fair value of assets acquired, particularly the right of use (“ROU”) assets and intangible assets, including trade names and customer relationships. ROU assets are recorded at the present value of remaining lease payments adjusted to reflect favorable or unfavorable market terms of the lease. As a result, in the case of significant acquisitions, we normally obtain the assistance of a third-party valuation specialist in estimating the value of the ROU assets as well as intangible assets. The fair value measurements are based on available historical information and on expectations and assumptions about the future, considering the perspective of marketplace participants. Favorable or unfavorable market terms used to value the ROU assets are estimated based on comparable market data. Fair values of acquired trade names are estimated using an income approach, specifically the relief-from-royalty method. Customer relationships are valued using the cost approach or an income approach such as the excess earnings method. Assumptions utilized in the determination of fair value include forecasted sales, discount rates, royalty rates (trade names) and customer attrition rates (customer relationships). While we believe the expectations and assumptions about the future are reasonable, they are inherently uncertain. Unanticipated market or macroeconomic events and circumstances, like the COVID-19 pandemic, may occur, which could affect the accuracy or validity of the estimates and assumptions.

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

We have one reporting unit which encompasses all operations including new acquisitions. In performing our annual goodwill impairment test, we perform a qualitative assessment to determine if it is more likely than not that the fair value is less than the carrying value of goodwill. The qualitative assessment includes a review of business changes, economic outlook, financial trends and forecasts, growth rates, industry data, market capitalization and other relevant qualitative factors. If the qualitative factors indicate a potential impairment, we compare the fair value of our reporting unit to the carrying value of our reporting unit. If the fair value is less than its carrying value, an impairment charge is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill. We believe there is little risk of impairment of our goodwill.

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

Self-Insurance Reserves

We are largely self-insured with respect to workers’ compensation, general liability and employee medical claims. In order to reduce our risk and better manage our overall loss exposure, we purchase stop-loss insurance that covers individual claims in excess of the deductible amounts, and caps total losses in a fiscal year. We maintain an accrual for the estimated cost to settle open claims as well as an estimate of the cost of claims that have been incurred but not reported. These estimates take into consideration the historical average claim volume, the average cost for settled claims, current trends in claim costs, changes in our business and workforce, and general economic factors. These accruals are reviewed on a quarterly basis or more frequently if factors dictate that a more frequent review is warranted. For more complex reserve calculations, such as workers’ compensation, we periodically use the services of an actuary to assist in determining the required reserve for open claims.

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

We file U.S. federal income tax returns and income tax returns in various state jurisdictions. Monro’s fiscal 2019 and 2018 U.S. federal tax years and various state tax years remain subject to income tax examinations by tax authorities. We establish tax liabilities in accordance with the accounting guidance on income taxes. Under the accounting guidance, we measure and recognize the tax benefit from an uncertain tax position taken or expected to be taken on an income tax return based on the largest benefit that is more-likely-than-not of being realized upon settlement. An uncertain income tax position will not be recognized in the financial statements unless it is more-likely-than-not to be sustained. We adjust these tax liabilities for unrecognized tax benefits, as well as the related interest and penalties, based on the latest facts and circumstances, including recently published rulings, court cases and outcomes of tax audits. Due to the complexity of some of these uncertainties, the ultimate resolution may result in an actual tax liability that differs from our estimated tax liabilities for unrecognized tax benefits and our effective tax rate may be materially impacted. While it is often difficult to predict the final outcome of, the timing of, or the tax treatment of any particular uncertain tax position, we believe that our tax balances reflect the more-likely-than-not outcome of known tax contingencies.

IMPACT OF COVID-19

In February 2020, we formed a COVID-19 Crisis Committee comprised of members of management that has been closely monitoring the impact of COVID-19 on Monro and our workforce. On March 11, 2020, the WHO declared COVID-19 a pandemic. On March 13, 2020, the U.S. government declared a national emergency and U.S. state governments have declared states of emergency, as well.

In response to the COVID-19 pandemic, many U.S. state governments, in states in which we operate, have taken preventative or protective actions, such as issuing stay-at-home orders and other social distancing measures. State and local governments have ordered temporary closures of some businesses and numerous other businesses have temporarily closed voluntarily. Further, individuals' ability to travel has been curtailed through mandated travel restrictions and may be further limited through additional voluntary or mandated closures of certain businesses. However, in our locations, the automotive undercar repair and tire sales and services industry has been classified as an essential business and as such we are still able to provide these services while taking appropriate precautions for our employees and customers.

As mandated shutdowns and stay-at-home orders went into effect across the country, we experienced an immediate and significant decline in traffic during the fourth quarter of fiscal 2020, and this reduction in traffic has continued through the date of this report. The decline in demand caused a material deterioration in our sales in the fourth quarter of fiscal 2020, which has impacted our revenue. The full extent of the ongoing impact of the COVID-19 pandemic on our longer-term operational and financial performance will depend on future developments, many of which are outside of our control, and all of which cannot be predicted with certainty. Please see the risks set forth in “Item 1A. Risk Factors” above for further discussion of the risks that may impact our longer-term operational and financial performance.

At our store locations, we have implemented plans to adapt to changing circumstances arising from this pandemic that we will continue to update as necessary. We have increased store location cleaning, sanitizing and handwashing protocols. We have also provided face masks and other protective equipment, including sneeze guards installed at each sales counter, necessary to ensure the safety of our employees and customers.

We have also taken a number of actions in response to prevailing uncertain market conditions. In order to enhance our liquidity position, we drew down the remaining $350 million available to us under our Revolving Credit Facility in March 2020. To further improve our liquidity, we have taken the following measures to reduce costs: (i) suspended all non-critical capital expenditures, including the suspension of all capital expenditures related to our store rebrand and reimage initiatives; (ii) reduced store hours and store labor to align with reduced demand across our store locations; (iii) undertook significant reductions in operating expenses across the Company, including non-store compensation expense through the furlough of or other reduction to certain members of our non-store workforce; and (iv) paused any acquisition activity until we are able to better understand the impact of the COVID-19 pandemic. Additionally, we are undertaking conversations with landlords to discuss potential deferral or abatement of rent payments.

We are continuously monitoring the performance of our Company-operated stores to ensure the locations are sustainable during the pandemic. During the fourth quarter of fiscal 2020, we evaluated certain stores having indicators of impairment based on operating performance and after taking into consideration the negative impact of the COVID-19 pandemic on current business performance expectations, we recorded an impairment of $2.3 million on certain long-lived assets.

We have also implemented various measures intended to reduce the spread of COVID-19 among our non-store workforce including working from home and encouraging employees to adhere to prevention measures recommended by the Centers for Disease Control and the WHO. Since our non-store workforce is able to work remotely using various technology tools, we are able to maintain our operations and internal controls over financial reporting and disclosures.

Despite the challenges, some positive signs have begun to emerge. Since the low point during the beginning of April, we have experienced steady increases in sales driven by growth in traffic. However, there can be no assurance as to the time required to fully recover operations and sales to pre-pandemic levels or if we will reach those levels again.

Current Trends

Following the significant decline in traffic that we experienced during the fourth quarter of fiscal 2020, Company-operated stores have experienced steady sales increases over the last few weeks. The following table presents information about our current trends in the first quarter of fiscal 2021. There is no assurance that these trends will continue.

	Week Ended
	March 21	March 28	April 4	April 11	April 18	April 25	May 2	May 9	May 16	May 23	May 30	June 6
Comparable store sales % (year-over-year decline)	(31)%	(47)%	(51)%	(52)%	(42)%	(35)%	(34)%	(29)%	(28)%	(25)%	(23)%	(19)%

We define comparable store sales as sales for stores that have been open or acquired at least one fiscal year prior to March 31, 2019.

As we move through this transition and anticipate a ramp up in sales, we expect to incur some labor inefficiencies as we adjust to new protocols and operating models with a goal to remain as efficient as possible while still offering safe and high quality service to our customers. We will also incur additional costs and investments in supplies necessary to keep our teams and customers safe, such as face masks, hand sanitizer and cleaning supplies, which are all expected to be ongoing costs for the duration of the COVID-19 pandemic and recovery period.

Given the unpredictable nature of this situation, we cannot estimate with certainty the long-term impacts of COVID-19 on our business, financial condition, results of operations, or cash flows in the future.

As of June 5, 2020, we had $384.2 million in cash on hand. We believe we have sufficient liquidity available from operating cash flow and cash on hand to support our operations for at least the next 12 months.

NON-GAAP FINANCIAL MEASURES

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes certain financial measures, such as adjusted net income and adjusted diluted earnings per common share (“EPS”), not derived in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Non-GAAP financial measures should not be used as a substitute for GAAP financial measures, or considered in isolation, for the purpose of analyzing our operating performance, financial position or cash flows, and may not be comparable to similarly titled non-GAAP financial measures used by other companies. We have included reconciliations of the non-GAAP financial measures used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to their most directly comparable GAAP measures in the section titled “Reconciliation of Non-GAAP Financial Measures” below.

RESULTS OF OPERATIONS

We have elected to omit discussion on the earliest of the three years covered by the consolidated financial statements presented. The discussion of the fiscal year ended March 31, 2018 is incorporated herein by reference to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in our Form 10-K for the fiscal year ended March 30, 2019, filed on May 29, 2019.

Fiscal 2020 as Compared to Fiscal 2019

Sales for fiscal 2020 increased $56.3 million or 4.7% to $1.257 billion as compared to $1.200 billion in fiscal 2019. The increase was largely due to an increase of $83.3 million related to new stores, of which $73.2 million came from the fiscal 2020 and fiscal 2019 acquisitions. Partially offsetting this was a decrease in comparable store sales of 2.3%. The decline in comparable store sales was primarily driven by a substantial decrease in traffic related to the COVID-19 pandemic late in the fourth quarter, as well as mild winter weather in the Company’s Northern markets in January and February. Additionally, there was a decrease in sales from closed stores amounting to $3.4 million. There were 361 selling days in both fiscal 2020 and fiscal 2019.

During the year ended March 28, 2020, 98 Company-operated stores were added and 12 were closed. At March 28, 2020, we had 1,283 Company-operated stores in operation compared to 1,197 Company-operated stores in operation at March 30, 2019.

During fiscal 2020, we opened one franchised location and closed one franchised location. At March 28, 2020, we had 98 franchised locations.

Comparable store front end/shocks and alignment category sales for fiscal 2020 both decreased by approximately 3% from the prior year. Additionally, maintenance services and tires category sales both decreased by approximately 2% on a comparable store basis as compared to the prior year. Comparable store brakes category sales for fiscal 2020 decreased by approximately 1% from the prior year. Comparable store sales were impacted by lower traffic, offset by higher average ticket.

Gross profit for fiscal 2020 was $476.7 million or 37.9% of sales as compared with $465.2 million or 38.8% of sales for fiscal 2019. The decrease in gross profit for fiscal 2020, as a percentage of sales, was due primarily to an increase in distribution and occupancy costs, as a percentage of sales, as we lost leverage on these largely fixed costs with lower overall comparable store sales, as well as an increase in labor costs, which increased from the prior year as a percentage of sales, due to technician staffing levels and wage inflation.

Material costs were down slightly as a percentage of sales as compared to the prior year.

Operating expenses for fiscal 2020 were $375.0 million or 29.8% of sales as compared with $338.5 million or 28.2% of sales for fiscal 2019. The increase of $36.5 million in operating expenses from the prior year includes $6.6 million recognized as an impairment of certain owned and leased assets (including $4.3 million in store closure impairment costs related to planned store closings in fiscal 2021) and $1.4 million in incremental costs related to Monro.Forward initiatives. The remaining increase is primarily due to increased expenses for 86 net new stores.

Operating income in fiscal 2020 of approximately $101.7 million decreased by 19.8% as compared to operating income of approximately $126.7 million in fiscal 2019, and decreased as a percentage of sales from 10.6% to 8.1% for the reasons described above.

Net interest expense for fiscal 2020 increased by approximately $1.2 million as compared to the prior year, and decreased as a percentage of sales from 2.3% to 2.2%. The weighted average debt outstanding for the year ended March 28, 2020 increased by approximately $81.4 million from the year ended March 30, 2019. This increase is primarily related to an increase in finance lease debt recorded in connection with the fiscal 2020 and fiscal 2019 acquisitions and greenfield expansion, as well as increase in debt outstanding under our Revolving Credit Facility. Partially offsetting this increase was a decrease in the weighted average interest rate of approximately 90 basis points from the prior year due to lower borrowing rates associated with new leases, as well as a decrease in the London Interbank Offered Rate (“LIBOR”) and prime rates from the prior year.

Income before income taxes for the year ended March 28, 2020 of approximately $74.3 million decreased by 26.0% as compared to income before income taxes of approximately $100.4 million for the year ended March 30, 2019, and decreased as a percentage of sales from 8.4% to 5.9% for the reasons described above.

The effective income tax rate was 21.9% and 20.5% of income before income taxes in fiscal 2020 and fiscal 2019, respectively. The effective income tax rate for the year ended March 30, 2019 reflects an income tax benefit of $2.0 million arising from the Internal Revenue Service’s examination of our fiscal 2016 and 2017 tax years. An income tax benefit was recorded primarily due to the difference in the federal statutory income tax rate of 35% that applies to refund amounts resulting from an application for a retroactive accounting method change that was accepted by the Internal Revenue Service, as compared to the federal statutory income tax rate of 21% for which deferred tax accounting applies. Additional discrete tax items recognized during each respective fiscal year are insignificant.

Net income for fiscal 2020 decreased by $21.7 million, or 27.2%, from $79.8 million in fiscal 2019, to $58.0 million. Diluted EPS for the year ended March 28, 2020 of $1.71 decreased 27.8% as compared to diluted EPS of $2.37 for the year ended March 30, 2019. Adjusted diluted EPS (a non-GAAP financial measure) was $2.00 and $2.40 for the year ended March 28, 2020 and March 30, 2019, respectively. Please refer to the “Reconciliation of Non-GAAP Financial Measures” section below for a discussion of this non-GAAP financial measure and a reconciliation to its most comparable GAAP measure, diluted EPS.

Reconciliation of Non-GAAP Financial Measures

In addition to reporting net income and diluted EPS, which are GAAP measures, this Form 10-K includes adjusted net income and adjusted diluted EPS, which are non-GAAP financial measures. We have included reconciliations to adjusted net income and adjusted diluted EPS from our most directly comparable GAAP measures, net income and diluted EPS, below. Management views these non-GAAP financial measures as indicators to better assess comparability between periods because management believes these non-GAAP financial measures reflect our core business operations while excluding certain non-recurring items and items related to Monro.Forward or acquisition initiatives.

These non-GAAP financial measures are not intended to represent, and should not be considered more meaningful than, or as an alternative to, their most directly comparable GAAP measures. These non-GAAP financial measures may be different from similarly titled non-GAAP financial measures used by other companies.

Adjusted net income is summarized as follows:

Supplemental Reconciliation of Adjusted Net Income
	Year Ended Fiscal March
	2020	2019
	(Dollars in thousands)
Net income	$58,024	$79,752
Store impairment charge	6,579	—
Monro.Forward initiative costs	3,976	2,543
Acquisition due diligence and integration costs	1,363	740
Headquarters expansion costs	346	—
Litigation settlement costs	250	—
Corporate and field management realignment costs	—	350
Provision for income taxes on adjustments	(3,023)	(869)
One-time income tax benefit	—	(2,050)
Adjusted net income	$67,515	$80,466

Adjusted diluted EPS is summarized as follows:

Reconciliation of Adjusted Diluted EPS
	Year Ended Fiscal March
	2020	2019
Diluted EPS	$1.71	$2.37
Store impairment charge	0.15	—
Monro.Forward initiative costs	0.09	0.06
Acquisition due diligence and integration costs	0.03	0.02
Headquarters expansion costs	0.01	—
Litigation settlement costs	0.01	—
Corporate and field management realignment costs	—	0.01
One-time income tax benefit	—	(0.06)
Adjusted diluted EPS	$2.00	$2.40

The adjustments to diluted EPS reflect corporate income taxes at adjusted effective tax rates of 24.2% and 23.9% for the fiscal years ended March 2020 and March 2019, respectively. See adjustments from the Supplemental Reconciliation of Adjusted Net Income table above for pre-tax amounts.

CAPITAL RESOURCES, CONTRACTUAL OBLIGATIONS AND LIQUIDITY

Capital Resources

Our primary capital requirements for fiscal 2020 were divided among the funding of acquisitions for $104.4 million, as well as the upgrading of facilities and systems and the funding of our store expansion program totaling $55.9 million. In fiscal 2019, our primary capital requirements were divided among the funding of acquisitions for $62.4 million, as well as the upgrading of facilities and systems and the funding of our store expansion program totaling $44.5 million. In both fiscal years 2020 and 2019, capital requirements were primarily met by cash flow from operations and from our Revolving Credit Facility.

In fiscal 2021, we intend to open approximately 10 to 20 new greenfield stores. Greenfield stores include new construction as well as the acquisition of one to four store operations. Total capital required to build a new greenfield service store ranges, on average, from $360,000 to $990,000 depending on whether the store is leased, owned or land leased, as well as $225,000 for equipment (including a POS system and a truck) and $95,000 for inventory. Total capital required to build a new greenfield tire (land and building leased) location costs, on average, approximately $600,000, including $250,000 for equipment and $130,000 for inventory. We have suspended all capital expenditures related to our store rebrand and reimage initiatives and paused acquisition activity until we are able to better understand the impact of the COVID-19 pandemic.

Monro paid dividends of $29.7 million in fiscal 2020. In May 2020, Monro’s Board of Directors declared a cash dividend of $0.22 per share or share equivalent to be paid to shareholders of record as of June 8, 2020. The dividend will be paid on June 22, 2020.

We also plan to continue to seek suitable acquisition candidates once we more fully understand the impact of the COVID-19 pandemic on our business.

Contractual Obligations

Payments due by period under long-term debt, other financing instruments and commitments are as follows:

		Within	2 to	4 to	After
	Total	1 Year	3 Years	5 Years	5 Years
	(Dollars in thousands)
Principal payments on long-term debt	$566,400			$566,400
Finance lease commitments/financing obligations (a)	461,187	$52,480	$105,877	87,866	$214,964
Operating lease commitments (a)	238,622	36,590	62,574	46,226	93,232
Other liabilities	1,933	800	1,133	—	—
Total	$1,268,142	$89,870	$169,584	$700,492	$308,196

(a) Operating and finance lease commitments represent future undiscounted lease payments and include $74.5 million and $115.8 million, respectively, related to options to extend lease terms that are reasonably certain of being exercised. See Note 12 to our Consolidated Financial Statements.

Liquidity

In April 2019, we entered into a new five-year $600 million revolving credit facility agreement with eight banks (the “Credit Facility”) that will expire in April 2024. The Credit Facility amended and restated our previous revolving credit facility which would have expired in January 2021. Interest only is payable monthly throughout the Credit Facility’s term. The borrowing capacity for the Credit Facility of $600 million includes an accordion feature permitting us to request an increase in availability of up to an additional $250 million. The Credit Facility bears interest at 75 to 200 basis points over LIBOR (or replacement index) or at the prime rate, depending on the type of borrowing and the rates then in effect. The Credit Facility requires fees payable quarterly throughout the term between 0.125% and 0.35% of the amount of the average net availability under the Credit Facility during the preceding quarter.

At March 28, 2020 and March 30, 2019, the interest rate spread paid by the Company was 100 basis points and 125 basis points over LIBOR, respectively.

Within the Credit Facility, we have a sub-facility of $80 million available for the purpose of issuing standby letters of credit. The line requires fees aggregating 87.5 to 212.5 basis points annually of the face amount of each standby letter of credit, payable quarterly in arrears. There was a $33.6 million outstanding letter of credit at March 28, 2020.

Mortgages and specific lease financing arrangements with other parties (with certain limitations) are permitted under the Credit Facility. Other specific terms and the maintenance of specified ratios are generally consistent with our prior financing agreement. Additionally, the Credit Facility is not secured by our real property, although we have agreed not to encumber our real property, with certain permissible exceptions.

In response to the uncertain market conditions resulting from the COVID-19 pandemic, we drew down the remaining $350 million available to us under the Credit Facility in March 2020 in order to enhance our liquidity position. There was $566.4 million outstanding and no availability under the Credit Facility at March 28, 2020.

We were in compliance with all debt covenants at March 28, 2020 and expect to be for at least the next 12 months.

On June 11, 2020, we entered into a First Amendment to the Credit Facility (the “First Amendment”), which, among other things,

amends the terms of certain of the financial and restrictive covenants in the credit agreement to provide us with additional flexibility to operate our business through the first quarter of fiscal 2022. Except as amended by the First Amendment, the remaining terms of the credit agreement remain in full force and effect.

Specifically, from June 11, 2020 to June 26, 2021, the First Amendment (1) eliminates the covenant for us to maintain an interest coverage ratio above 1.55x; (2) requires us to maintain liquidity of $275 million as of the end of each fiscal month; and (3) adjusts the ratio of maximum adjusted debt to EBITDAR. The ratio of maximum adjusted debt to EBITDAR will vary by quarter as follows: (a) 5.50x in the first quarter of fiscal 2021; (b) 6.00x in the second quarter of fiscal 2021; (c) 6.25x in the third quarter of fiscal 2021; (d) 5.50x in the fourth quarter of fiscal 2021; (e) 5.00x in the first quarter of fiscal 2022; and (f) thereafter, returning to 4.75x.

For the period from June 30, 2020 to June 30, 2021, we are permitted under the First Amendment to acquire stores or other businesses up to $100 million in the aggregate, as long as, on a pro forma basis after taking the acquisition into account, we would comply with the financial covenants and other restrictions in the First Amendment. In addition, from June 30, 2020 to June 30, 2021, we may declare, make or pay any dividend or distribution up to $38.5 million in the aggregate, if we are in compliance with the financial covenants and other restrictions in the First Amendment and Credit Facility.

The First Amendment will permanently amend the interest rate charged on borrowings to be based on the greater of adjusted one-month LIBOR or 0.75% and also added two levels of interest rate pricing applicable during the covenant relief period in the event the ratio of adjusted debt to EBITDAR is higher than 5.00x. During the covenant relief period, the minimum interest rate spread charged on borrowings will be 225 basis points over LIBOR.

We believe our existing cash will be sufficient to fund our declared dividend, as well as contractual obligations and working capital needs for at least the next 12 months and the foreseeable future.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements at March 28, 2020.

INFLATION

We do not believe our operations have been materially affected by inflation. Monro has been successful, in many cases, in mitigating the effects of merchandise cost increases principally through the use of volume discounts and alternative vendors, as well as selling price increases.

FINANCIAL ACCOUNTING STANDARDS

See “Recent Accounting Pronouncements” in Note 1 to the Company’s Consolidated Financial Statements for a discussion of the impact of recently issued accounting standards on our Consolidated Financial Statements as of March 28, 2020 and for the year then ended, as well as the expected impact on the Consolidated Financial Statements for future periods.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from potential changes in interest rates. As of March 28, 2020, excluding finance leases and financing obligations, we had no debt financing at fixed interest rates, of which the fair value would be affected by changes in market interest rates. Our cash flow exposure on floating rate debt would result in annual interest expense fluctuations of approximately $5.7 million, based upon our debt position as of March 28, 2020, given a change in LIBOR of 100 basis points.

Debt financing had a carrying amount and a fair value of $566.4 million as of March 28, 2020, as compared to a carrying amount and a fair value of $137.7 million as of March 30, 2019.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Monro, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Monro, Inc. and its subsidiaries (the “Company”) as of March 28, 2020 and March 30, 2019, and the related consolidated statements of comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended March 28, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of March 28, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 28, 2020 and March 30, 2019, and the results of its operations and its cash flows for each of the three years in the period ended March 28, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 28, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in the year ended March 28, 2020.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Acquired Right of Use Assets

As described in Note 2 to the consolidated financial statements, the Company recorded $29 million of finance lease and financing obligation assets, net and $43 million of operating lease assets, net (collectively “right of use assets”) relating to business combinations completed during the year ended March 28, 2020. The right of use assets acquired are recorded at the present value of remaining lease payments adjusted to reflect favorable or unfavorable market terms of the lease. Management applied significant judgment in estimating the favorable or unfavorable market terms used to value the right of use assets acquired, which is estimated based on comparable market data.

The principal considerations for our determination that performing procedures relating to the valuation of acquired right of use assets is a critical audit matter are (i) there was significant judgment by management when developing the estimates, which in turn, led to a high degree of auditor judgment and subjectivity in applying procedures relating to the fair value measurement of the acquired right of use assets; (ii) significant audit effort was required in evaluating the comparable market data assumption, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls over the estimation of fair value of the acquired right of use assets. These procedures also included, among others, (i) reading the purchase agreements; (ii) testing management’s process for estimating the fair value of the acquired right of use assets; and (iii) evaluating the appropriateness of the valuation method and testing the completeness and accuracy of the underlying data. Professionals with specialized skill and knowledge were used to assist us in evaluating the reasonableness of the comparable market data assumption.

/s/PricewaterhouseCoopers LLP

Rochester, New York

June 12, 2020

We have served as the Company’s auditor since at least 1984. We have not been able to determine the specific year we began serving as auditor of the Company.

MONRO, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 28,	March 30,
	2020	2019
	(Dollars in thousands)
Assets
Current assets:
Cash and equivalents	$345,476	$6,214
Trade receivables	14,510	14,617
Federal and state income taxes receivable	8,056	5,586
Inventories	187,441	171,038
Other current assets	40,537	42,452
Total current assets	596,020	239,907
Property, plant and equipment	682,932	640,421
Less - Accumulated depreciation and amortization	(354,295)	(327,869)
Property, plant and equipment, net	328,637	312,552
Finance lease and financing obligation assets, net	196,575	128,029
Operating lease assets, net	199,729	—
Goodwill	671,843	565,503
Intangible assets, net	29,781	51,107
Other non-current assets	20,688	13,024
Long-term deferred income tax assets	6,184	2,166
Total assets	$2,049,457	$1,312,288
Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term debt, finance leases and financing obligations	$32,257	$22,229
Current portion of operating lease liabilities	30,181	—
Trade payables	99,504	103,602
Accrued payroll, payroll taxes and other payroll benefits	14,429	20,231
Accrued insurance	43,387	38,742
Deferred revenue	13,129	12,059
Other current liabilities	22,049	21,584
Total current liabilities	254,936	218,447
Long-term debt	566,400	137,682
Long-term finance leases and financing obligations	298,373	238,089
Long-term operating lease liabilities	170,954	—
Accrued rent expense	—	4,053
Other long-term liabilities	12,873	12,724
Long-term deferred income tax liabilities	10,069	—
Long-term income taxes payable	1,412	1,783
Total liabilities	1,315,017	612,778
Commitments and contingencies – Note 14
Shareholders' equity:
Class C Convertible Preferred Stock, $1.50 par value, $0.064 conversion value; 150,000 shares authorized; 21,802 shares issued and outstanding	33	33
Common Stock, $0.01 par value, 65,000,000 shares authorized; 39,644,228 and 39,510,932 shares issued at March 28, 2020 and March 30, 2019, respectively	396	395
Treasury Stock, 6,359,871 shares at March 28, 2020 and March 30, 2019, at cost	(108,729)	(108,729)
Additional paid-in capital	229,774	220,173
Accumulated other comprehensive loss	(6,889)	(4,536)
Retained earnings	619,855	592,174
Total shareholders' equity	734,440	699,510
Total liabilities and shareholders' equity	$2,049,457	$1,312,288

The accompanying notes are an integral part of these financial statements.

MONRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended Fiscal March
	2020	2019	2018
	(Amounts in thousands, except
	per share data)
Sales	$1,256,524	$1,200,230	$1,127,815
Cost of sales, including distribution and occupancy costs	779,866	735,002	692,241
Gross profit	476,658	465,228	435,574
Operating, selling, general and administrative expenses	374,956	338,485	308,278
Operating income	101,702	126,743	127,296
Interest expense, net of interest income	28,213	27,013	24,296
Other income, net	(785)	(630)	(454)
Income before income taxes	74,274	100,360	103,454
Provision for income taxes	16,250	20,608	39,519
Net income	$58,024	$79,752	$63,935
Other comprehensive loss:
Changes in pension, net of tax benefit of ($764), ($94) and ($168), respectively	(2,353)	(288)	(390)
Other comprehensive loss	(2,353)	(288)	(390)
Comprehensive income	$55,671	$79,464	$63,545
Earnings per share:
Basic	$1.73	$2.41	$1.94
Diluted	$1.71	$2.37	$1.92
Weighted average number of common shares outstanding used in computing earnings per share:
Basic	33,246	32,980	32,767
Diluted	33,953	33,675	33,341

The accompanying notes are an integral part of these financial statements.

MONRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Class C							Accumulated
	Convertible						Additional	Other
	Preferred		Common		Treasury		Paid-In	Comprehensive	Retained
	Stock		Stock		Stock		Capital	Loss	Earnings	Total
	Shares	Amount	Shares	Amount	Shares	Amount
	(Dollars and shares in thousands)
Balance at March 25, 2017	22	33	39,012	390	6,322	(106,212)	191,553	(3,161)	498,651	581,254
Net income									63,935	63,935
Other comprehensive income:
Pension liability adjustment [($558) pre-tax]								(390)		(390)
Dividends (1):
Preferred									(368)	(368)
Common									(23,601)	(23,601)
Reclassification of tax effects to retained earnings								(697)	697	—
Dividend payable									(28)	(28)
Activity related to equity-based plans (2)			154	2	8	(351)	5,165			4,816
Stock-based compensation							2,858			2,858
Balance at March 31, 2018	22	33	39,166	392	6,330	(106,563)	199,576	(4,248)	539,286	628,476
Net income									79,752	79,752
Other comprehensive loss:
Pension liability adjustment [($382) pre-tax]								(288)		(288)
Dividends (1):
Preferred									(408)	(408)
Common									(26,406)	(26,406)
Dividend payable									(50)	(50)
Activity related to equity-based plans (2)			345	3	30	(2,166)	16,575			14,412
Stock-based compensation							4,022			4,022
Balance at March 30, 2019	22	33	39,511	395	6,360	(108,729)	220,173	(4,536)	592,174	699,510
Accounting change - cumulative effect									(582)	(582)
Adjusted balance	22	33	39,511	395	6,360	(108,729)	220,173	(4,536)	591,592	698,928
Net income									58,024	58,024
Other comprehensive loss:
Pension liability adjustment [($3,117) pre-tax]								(2,353)		(2,353)
Dividends (1):
Preferred									(449)	(449)
Common									(29,266)	(29,266)
Dividend payable									(46)	(46)
Activity related to equity-based plans			134	1			5,788			5,789
Stock-based compensation							3,813			3,813
Balance at March 28, 2020	22	$33	39,645	$396	6,360	$(108,729)	$229,774	$(6,889)	$619,855	$734,440

_________________

(1)Dividends paid per share or share equivalent were $0.88, $0.80 and $0.72, respectively, for the years ended March 28, 2020, March 30, 2019 and March 31, 2018.

(2)Includes the receipt of treasury stock in connection with the exercise of stock options and to partially satisfy tax withholding obligations.

The accompanying notes are an integral part of these financial statements.

MONRO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended Fiscal March
	2020	2019	2018
	(Dollars in thousands)
	Increase (Decrease) in Cash
Cash flows from operating activities:
Net income	$58,024	$79,752	$63,935
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	64,986	55,531	49,335
Stock-based compensation expense	3,813	4,022	2,858
Impairment of long-lived assets	6,579	—	—
Net change in deferred income taxes	11,473	12,517	15,485
Gain on bargain purchase	—	—	(13)
(Gain) loss on disposal of assets	(257)	56	(1,198)
Change in operating assets and liabilities (excluding acquisitions)
Trade receivables	107	(1,361)	(88)
Inventories	(11,841)	(9,126)	(8,399)
Other current assets	5,379	(514)	(4,076)
Other non-current assets	24,968	(427)	1,863
Trade payables	(4,090)	19,037	5,151
Accrued expenses	(3,871)	(3,019)	(1,582)
Federal and state income taxes receivable	(2,470)	(1,401)	(658)
Other long-term liabilities	(31,100)	(1,967)	(930)
Long-term income taxes payable	(371)	(209)	(448)
Total adjustments	63,305	73,139	57,300
Net cash provided by operating activities	121,329	152,891	121,235
Cash flows from investing activities:
Capital expenditures	(55,918)	(44,468)	(39,122)
Acquisitions, net of cash acquired	(104,436)	(62,427)	(23,439)
Proceeds from the disposal of assets	967	723	4,071
Other	576	289	—
Net cash used for investing activities	(158,811)	(105,883)	(58,490)
Cash flows from financing activities:
Proceeds from borrowings	814,181	433,460	344,843
Principal payments on long-term debt, capital leases and financing obligations	(412,725)	(463,989)	(395,521)
Exercise of stock options	6,171	14,640	4,816
Dividends paid	(29,715)	(26,814)	(23,969)
Deferred financing costs	(1,168)	—	—
Net cash provided by (used for) financing activities	376,744	(42,703)	(69,831)
Increase (decrease) in cash	339,262	4,305	(7,086)
Cash at beginning of year	6,214	1,909	8,995
Cash at end of year	$345,476	$6,214	$1,909
Supplemental information:
Interest paid, net	$27,250	$25,422	$22,808
Income taxes	12,745	9,680	25,214
Leased assets obtained in exchange for new finance lease liabilities	64,393	14,632	19,175
Leased assets obtained in exchange for new operating lease liabilities	6,980	—	—

The accompanying notes are an integral part of these financial statements.

MONRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business

Monro, Inc. and its wholly owned operating subsidiaries, Monro Service Corporation, Car-X, LLC, MNRO Holdings, LLC and MNRO Service Holdings, LLC (together, “Monro”, the “Company”, “we”, “us”, or “our”), are engaged principally in providing automotive undercar repair and tire sales and services in the United States. Monro had 1,283 Company-operated stores, 98 franchised locations, eight wholesale locations, three retread facilities and two dealer-operated automotive repair centers located in 32 states as of March 28, 2020.

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

Basis of presentation

Principles of consolidation

The Consolidated Financial Statements include Monro, Inc. and its wholly owned operating subsidiaries, Monro Service Corporation, Car-X, LLC, MNRO Holdings, LLC and MNRO Service Holdings, LLC after the elimination of intercompany transactions and balances.

Management’s use of estimates

The Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with such principles requires the use of estimates by management during the reporting period. Actual results could differ from those estimates.

Fiscal year

Monro reports its results on a 52/53 week fiscal year ending on the last Saturday of March of each year. The following are the dates represented by each fiscal period:

“Year ended Fiscal March 2020”: March 31, 2019 – March 28, 2020 (52 weeks)

“Year ended Fiscal March 2019”: April 1, 2018 – March 30, 2019 (52 weeks)

“Year ended Fiscal March 2018”: March 26, 2017 – March 31, 2018 (53 weeks)

Reclassifications

Certain amounts in these financial statements and notes thereto have been reclassified to maintain comparability among the periods presented.

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

MONRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The adoption of this guidance resulted in a $165.3 million increase to total assets and a $165.9 million increase to total liabilities as of March 31, 2019. The Company recognized $186.9 million of operating lease ROU assets, $174.4 million of operating lease obligations, and a $0.7 million finance lease asset and liability related to embedded leases. The difference between the operating lease ROU assets and operating lease liabilities primarily represents the existing favorable lease intangibles of $19.6 million and unfavorable lease intangibles and deferred rent accruals of $7.2 million resulting from historical operating lease accounting. These were reclassified as operating ROU assets upon adoption. In addition, we recognized $8.4 million and $16.6 million of finance lease assets and liabilities, respectively, and removed $11.1 million and $18.6 million of assets and liabilities related to financial obligations connected with the construction of leased stores that are no longer considered a failed sale leaseback. As a result of using the modified retrospective approach, the adoption resulted in a cumulative-effect adjustment to retained earnings, net of tax, of approximately $0.6 million. The adoption of this guidance did not have a material impact to our Consolidated Statements of Comprehensive Income or Consolidated Statements of Cash Flows. At adoption, we reclassified prior year capital lease and financing obligation assets from the Net property, plant and equipment line to the Finance lease and financing obligation assets, net line of our Consolidated Balance Sheet. See Note 12 for additional lease disclosures.

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

Other recent authoritative guidance issued by the FASB (including technical corrections to the Accounting Standards Codification) and the Securities and Exchange Commission (“SEC”) did not, or are not expected to have a material effect on Monro’s Consolidated Financial Statements.

Summary of significant accounting policies

Cash equivalents

We consider all highly liquid instruments with original maturities of three months or less to be cash equivalents.

Inventories

Our inventories consist of automotive parts (including oil) and tires. Inventories are valued at the lower of weighted average cost or net realizable value.

Barter credits

We value barter credits at the fair market value of the credits received. We use these credits primarily to pay vendors for purchases (mainly inventory vendors for the purchase of parts, oil and tires) or to purchase other goods or services from the barter company such as advertising. We received barter credits from the sales of slower moving inventory of approximately $7.7 million and $5.4 million for fiscal 2020 and fiscal 2019, respectively.

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

Long-lived assets impairment

We evaluate the ability to recover long-lived assets, including property, plant and equipment and ROU assets, whenever events or circumstances indicate that the carrying value of the asset may not be recoverable. In addition, we report assets to be disposed at the lower of the carrying amount and the fair market value less costs to sell.

Long-lived assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are independent of the cash flows of other groups of assets. If it is determined that the carrying amounts of such long-lived assets are not recoverable, the assets are written down to their estimated fair values. Fair value of the assets is determined based on the highest and best use of the asset group and considers future store cash flows as well as potential sublease income based on comparable market rents.

During the fourth quarter of fiscal 2020, we evaluated certain stores having indicators of impairment based on operating performance and taking into consideration the negative impact of the novel coronavirus strain (“COVID-19”) pandemic on forecasted store performance. Additionally, we currently expect to close 36 stores during fiscal 2021. Based on the estimate of future recoverable cash flows, we recorded an impairment charge totaling $6.6 million of which $4.3 million was related to the stores to be closed in fiscal 2021. As part of the impairment charge, we wrote off $4.4 million of operating lease ROU assets, $0.6 million of finance lease ROU assets and $1.6 million of leasehold improvements and equipment. No impairment charges were recorded during fiscal 2019 or fiscal 2018.

Store opening and closing costs

New store opening costs are charged to expense in the fiscal year when incurred. When we close a store, the estimated unrecoverable costs are charged to expense.

Leases

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

We have one reporting unit which encompasses all operations including new acquisitions. In performing our annual goodwill impairment test, we perform a qualitative assessment to determine if it is more likely than not that the fair value is less than the carrying value of goodwill. The qualitative assessment includes a review of business changes, economic outlook, financial trends and forecasts, growth rates, industry data, market capitalization and other relevant qualitative factors. If the qualitative factors indicate a potential impairment, we compare the fair value of our reporting unit to the carrying value of our reporting unit. If the fair value is less than its carrying value, an impairment charge is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill. As a result of our annual qualitative assessment performed in the third quarter of fiscal 2020, we determined that it is not more-likely-than-not that the fair value is less than the carrying value.

The recent developments associated with the COVID-19 pandemic resulted in uncertainty in the global economy, and declines in equity markets, including in our share price as of fiscal year end. We considered our current business performance expectations, as well as our share price as of fiscal year end in relation to the share price when the annual qualitative assessment was performed in the third quarter of fiscal 2020. Based on our analysis, we concluded that the current events and circumstances related to the COVID-19 pandemic do not indicate an impairment of goodwill is more likely than not as of March 28, 2020.

Intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses and are amortized over their estimated useful lives. All intangible assets are reviewed when events or changes in circumstances indicate that the asset’s carrying value may not be recoverable. If such indicators are present, it is determined whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying values. Based on our review as of March 28, 2020, we concluded that the current events and circumstances related to the COVID-19 pandemic did not indicate that the carrying values of our intangibles were not recoverable. No impairment was recorded in fiscal 2020, 2019 or 2018.

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

Self-insurance reserves

We are largely self-insured with respect to workers’ compensation, general liability and employee medical claims. In order to reduce our risk and better manage our overall loss exposure, we purchase stop-loss insurance that covers individual claims in excess of the deductible amounts, and caps total losses in a fiscal year. We maintain an accrual for the estimated cost to settle open claims as well as an estimate of the cost of claims that have been incurred but not reported. These estimates take into consideration the historical average claim volume, the average cost for settled claims, current trends in claim costs, changes in our business and workforce, and general economic factors. These accruals are reviewed on a quarterly basis, or more frequently if factors dictate a more frequent review is warranted. For more complex reserve calculations, such as workers’ compensation, we periodically use the services of an actuary to assist in determining the required reserve for open claims.

Warranty

We provide an accrual for estimated future warranty costs for parts that we install based upon the historical relationship of warranty costs to sales. Warranty expense related to all product warranties at and for the fiscal years ended March 2020, 2019 and 2018 was not material to our financial position or results of operations. See additional discussion of tire road hazard warranty agreements under Note 7.

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

We are required to estimate forfeitures and only record compensation costs for those awards that are expected to vest. The assumptions for forfeitures were determined based on type of award and historical experience. Forfeiture assumptions are adjusted at the point in time a significant change is identified, with any adjustment recorded in the period of change, and the final adjustment at the end of the requisite service period to equal actual forfeitures.

We recognize compensation expense related to stock options and restricted stock using the straight-line approach. Option awards and restricted stock generally vest equally over the service period established in the award, typically three or four years. In fiscal 2020 and fiscal 2019, the Company issued a limited number of restricted stock units to members of senior management which may vest upon the achievement of a three-year average return on invested capital target.

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

MONRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prepaid advertising at March 28, 2020 and March 30, 2019, and advertising expense for the fiscal years ended March 2020, 2019 and 2018, were not material to these financial statements.

Vendor rebates

We account for vendor rebates as a reduction of the cost of products purchased.

NOTE 2 – ACQUISITIONS

Monro’s acquisitions are strategic moves in our plan to fill in and expand our presence in our existing and contiguous markets, expand into new markets and leverage fixed operating costs such as distribution, advertising and administration. Acquisitions in this footnote include acquisitions of five or more locations as well as acquisitions of one to four locations that are part of our greenfield store growth strategy.

Fiscal 2020

During fiscal 2020, we acquired the following businesses for an aggregate purchase price of $103.6 million. The acquisitions were financed through our existing credit facility. The results of operations for these acquisitions are included in our financial results from the respective acquisition dates.

•On November 17, 2019, we acquired 18 retail tire and automotive repair stores located in Nevada and Idaho from Nevada Tire Holdings, LLC and Idaho Tire Holdings, LLC. (One retail tire and automotive repair store is expected to open in fiscal 2021.) These stores will operate under the Tire Choice name.

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

MONRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

These acquisitions resulted in goodwill related to, among other things, growth opportunities, synergies and economies of scale expected from combining these businesses with ours, as well as unidentifiable intangible assets. All of the goodwill is expected to be deductible for tax purposes. We have recorded finite-lived intangible assets at their estimated fair value related to customer lists. We have recorded acquired ROU assets at the present value of remaining lease payments adjusted to reflect favorable or unfavorable market terms of the lease.

We expensed all costs related to acquisitions during fiscal 2020. The total costs related to completed acquisitions were $1.4 million for the year ended March 28, 2020. These costs are included in the Consolidated Statements of Comprehensive Income primarily under operating, selling, general and administrative expenses.

Sales and net loss for the fiscal 2020 acquired locations totaled $59.3 million and ($3.9) million, respectively, for the period from acquisition date through March 28, 2020. The net loss of ($3.9) million includes an allocation of certain traditional corporate related items, including vendor rebates, interest expense and the benefit from income taxes.

Supplemental pro forma information for the current or prior reporting periods has not been presented due to the impracticability of obtaining detailed, accurate or reliable data for the periods the acquired entities were not owned by Monro.

The preliminary fair values of identifiable assets acquired and liabilities assumed were based on preliminary valuations and estimates. The consideration transferred and net liabilities assumed were recorded as goodwill. The preliminary allocation of the aggregate purchase price as of March 28, 2020 was as follows:

As of Acquisition Date
(Dollars in thousands)
Inventories	$4,469
Other current assets	706
Property, plant and equipment	2,367
Finance lease and financing obligation assets, net	29,147
Operating lease assets, net	42,680
Intangible assets	2,847
Other non-current assets	305
Long-term deferred income tax assets	4,875
Total assets acquired	87,396
Current portion of long-term debt, finance leases and financing obligations	2,672
Current portion of operating lease liabilities	4,416
Deferred revenue	1,618
Other current liabilities	358
Long-term finance leases and financing obligations	36,225
Long-term operating lease liabilities	43,668
Other long-term liabilities	1,747
Total liabilities assumed	90,704
Total net identifiable liabilities assumed	$(3,308)
Total consideration transferred	$103,622
Less: total net identifiable liabilities assumed	(3,308)
Goodwill	$106,930

The following are the intangible assets acquired and their respective fair values and weighted average useful life:

	As of Acquisition Date
		Weighted
	Dollars	Average
	in thousands	Useful Life
Customer lists	$2,847	7 years

We continue to refine the valuations and estimates related to inventory, warranty reserves, intangible assets, real property leases and certain liabilities for the fiscal 2020 acquisitions and expect to complete the valuations no later than the first anniversary date of the respective acquisition. We anticipate that adjustments will be made to the fair values of identifiable assets acquired and liabilities assumed during the measurement period and those adjustments may or may not be material.

MONRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal 2019

During fiscal 2019, we acquired the following businesses for an aggregate purchase price of $61.7 million. The acquisitions were financed through our existing credit facility. The results of operations for these acquisitions are included in our financial results from the respective acquisition dates.

•On January 13, 2019, we acquired 13 retail tire and automotive repair stores located in Florida from R.A. Johnson, Inc. These stores operate under the Tire Choice name.

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

We expensed all costs related to acquisitions during fiscal 2019. The total costs related to completed acquisitions were $0.6 million for the year ended March 30, 2019. These costs are included in the Consolidated Statements of Comprehensive Income primarily under operating, selling, general and administrative expenses.

Sales and net loss for the fiscal 2019 acquired locations totaled $49.1 million and ($0.5) million, respectively, for the period from acquisition date through March 30, 2019. The net loss of ($0.5) million includes an allocation of certain traditional corporate related items, including vendor rebates, interest expense and the benefit from income taxes.

Supplemental pro forma information for the current or prior reporting periods has not been presented due to the impracticability of obtaining detailed, accurate or reliable data for the periods the acquired entities were not owned by Monro.

MONRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We finalized the purchase accounting relative to the fiscal 2019 acquisitions during fiscal 2020. As a result of the final purchase price allocations, certain of the fair value amounts previously estimated were adjusted during the measurement period. These measurement period adjustments related to updated valuation reports and appraisals received from our external valuation specialists, as well as revisions to internal estimates. The changes in estimates recorded in fiscal 2020 include a decrease in inventories of $0.3 million; an increase in property, plant and equipment of $0.1 million; a decrease in finance lease and financing obligation assets, net of $0.8 million; a decrease in intangible assets of $0.3 million; a decrease in long-term deferred income tax assets of $0.3 million; an increase in current portion of long-term debt, finance leases and financing obligations of $0.2 million and a decrease in long-term finance leases and financing obligations of $2.4 million. The measurement period adjustments resulted in a decrease of goodwill of $0.6 million.

These adjustments were not material to the Consolidated Statement of Comprehensive Income for the fiscal years ended March 28, 2020 and March 30, 2019.

We have recorded the identifiable assets acquired and liabilities assumed at their values as of their respective acquisition dates (including any measurement period adjustments), with the remainder recorded as goodwill as follows:

As of Acquisition Date
(Dollars in thousands)
Trade receivables	$1,674
Inventories	8,968
Other current assets	316
Property, plant and equipment	8,583
Finance lease and financing obligation assets, net	7,546
Intangible assets	9,615
Other non-current assets	21
Long-term deferred income tax assets	2,719
Total assets acquired	39,442
Current portion of long-term debt, finance leases and financing obligations	1,651
Deferred revenue	445
Other current liabilities	540
Long-term finance leases and financing obligations	16,048
Other long-term liabilities	637
Total liabilities assumed	19,321
Total net identifiable assets acquired	$20,121
Total consideration transferred	$61,654
Less: total net identifiable assets acquired	20,121
Goodwill	$41,533

The following are the intangible assets acquired and their respective fair values and weighted average useful lives:

	As of Acquisition Date
		Weighted
	Dollars	Average
	in thousands	Useful Life
Customer lists	$6,042	13 years
Favorable leases	3,173	10 years
Trade name	400	2 years
Total	$9,615	11 years

NOTE 3 – OTHER CURRENT ASSETS

The composition of other current assets is as follows:

	Year Ended Fiscal March
	2020	2019
	(Dollars in thousands)
Vendor rebates receivable	$16,232	$14,169
Other	24,305	28,283
Other current assets	$40,537	$42,452

MONRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

The major classifications of property, plant and equipment are as follows:

	Year Ended Fiscal March
	2020	2019
	(Dollars in thousands)
Land	$84,765	$85,623
Buildings and improvements	272,724	251,431
Equipment, signage and fixtures	278,324	256,411
Vehicles	38,356	36,393
Construction-in-progress	8,763	10,563
Property, plant and equipment	682,932	640,421
Less - Accumulated depreciation	354,295	327,869
Property, plant and equipment, net	$328,637	$312,552

Depreciation expense totaled $39.2 million, $35.5 million and $32.3 million for the fiscal years ended March 2020, 2019 and 2018, respectively.

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

A summary of the changes in goodwill during fiscal 2020 and 2019 is as follows:

Dollars in thousands
Balance at March 31, 2018	$522,892
Fiscal 2019 acquisitions	42,124
Adjustments to fiscal 2018 purchase accounting	487
Balance at March 30, 2019	565,503
Fiscal 2020 acquisitions	106,930
Adjustments to fiscal 2019 purchase accounting	(590)
Balance at March 28, 2020	$671,843

The composition of other intangible assets is as follows:

	Year Ended Fiscal March
	2020		2019
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(Dollars in thousands)
Customer lists	$42,511	$26,333	$39,710	$23,258
Favorable leases	—	—	30,315	11,049
Trade names	21,252	12,072	21,252	10,851
Franchise agreements	7,220	2,805	7,220	2,259
Other intangible assets	590	582	590	563
Total intangible assets	$71,573	$41,792	$99,087	$47,980

Monro’s intangible assets are being amortized over their estimated useful lives. The weighted average useful lives of Monro’s intangible assets are approximately 10 years for customer lists, 14 years for trade names, 13 years for franchise agreements and five years for other intangible assets.

Amortization of intangible assets, excluding amortization of favorable leases included in rent expense, during fiscal 2020, 2019 and 2018 totaled $4.8 million, $5.3 million and $5.0 million, respectively.

MONRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated future amortization of intangible assets is as follows:

Customer lists/
Trade names/
Franchise agreements/
Year Ending Fiscal March	Other
(Dollars in thousands)
2021	$4,101
2022	3,779
2023	3,523
2024	3,163
2025	2,806

NOTE 6 – LONG-TERM DEBT

Long-term debt consists of the following:

	March 28,	March 30,
	2020	2019
	(Dollars in thousands)
Revolving Credit Facility, LIBOR-based (a)	$566,400	$137,682
Note payable, non-interest bearing, due in equal installments through September 2019		40
Less – Current portion of long-term debt		(40)
Long-term debt	$566,400	$137,682

_________________

(a)The London Interbank Offered Rate (“LIBOR”) at March 28, 2020 was .99%.

In April 2019, we entered into a new five-year $600 million revolving credit facility agreement with eight banks (the “Credit Facility”) that will expire in April 2024. The Credit Facility amended and restated our previous revolving credit facility which would have expired in January 2021. Interest only is payable monthly throughout the Credit Facility’s term. The borrowing capacity for the Credit Facility of $600 million includes an accordion feature permitting us to request an increase in availability of up to an additional $250 million. The Credit Facility bears interest at 75 to 200 basis points over LIBOR (or replacement index) or at the prime rate, depending on the type of borrowing and the rates then in effect. The Credit Facility requires fees payable quarterly throughout the term between 0.125% and 0.35% of the amount of the average net availability under the Credit Facility during the preceding quarter.

At March 28, 2020 and March 30, 2019, the interest rate spread paid by the Company was 100 basis points and 125 basis points over LIBOR, respectively.

Within the Credit Facility, we have a sub-facility of $80 million available for the purpose of issuing standby letters of credit. The line requires fees aggregating 87.5 to 212.5 basis points annually of the face amount of each standby letter of credit, payable quarterly in arrears. There was a $33.6 million outstanding letter of credit at March 28, 2020.

Mortgages and specific lease financing arrangements with other parties (with certain limitations) are permitted under the Credit Facility. Other specific terms and the maintenance of specified ratios are generally consistent with our prior financing agreement. Additionally, the Credit Facility is not secured by our real property, although we have agreed not to encumber our real property, with certain permissible exceptions.

In response to the uncertain market conditions resulting from the COVID-19 pandemic, we drew down the remaining $350 million available to us under the Credit Facility in March 2020 in order to enhance our liquidity position. There was $566.4 million outstanding and no availability under the Credit Facility at March 28, 2020.

We were in compliance with all debt covenants at March 28, 2020.

On June 11, 2020, we entered into a First Amendment to the Credit Facility (the “First Amendment”), which, among other things, amends the terms of certain of the financial and restrictive covenants in the credit agreement to provide us with additional flexibility to operate our business through the first quarter of fiscal 2022. Except as amended by the First Amendment, the remaining terms of the credit agreement remain in full force and effect.

MONRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Specifically, from June 11, 2020 to June 26, 2021, the First Amendment (1) eliminates the covenant for us to maintain an interest coverage ratio above 1.55x; (2) requires us to maintain liquidity of $275 million as of the end of each fiscal month; and (3) adjusts the ratio of maximum adjusted debt to EBITDAR. The ratio of maximum adjusted debt to EBITDAR will vary by quarter as follows: (a) 5.50x in the first quarter of fiscal 2021; (b) 6.00x in the second quarter of fiscal 2021; (c) 6.25x in the third quarter of fiscal 2021; (d) 5.50x in the fourth quarter of fiscal 2021; (e) 5.00x in the first quarter of fiscal 2022; and (f) thereafter, returning to 4.75x.

For the period from June 30, 2020 to June 30, 2021, we are permitted under the First Amendment to acquire stores or other businesses up to $100 million in the aggregate, as long as, on a pro forma basis after taking the acquisition into account, we would comply with the financial covenants and other restrictions in the First Amendment. In addition, from June 30, 2020 to June 30, 2021, we may declare, make or pay any dividend or distribution up to $38.5 million in the aggregate, if we are in compliance with the financial covenants and other restrictions in the First Amendment and Credit Facility.

The First Amendment will permanently amend the interest rate charged on borrowings to be based on the greater of adjusted one-month LIBOR or 0.75% and also added two levels of interest rate pricing applicable during the covenant relief period in the event the ratio of adjusted debt to EBITDAR is higher than 5.00x. During the covenant relief period, the minimum interest rate spread charged on borrowings will be 225 basis points over LIBOR.

Long-term debt had a carrying amount and a fair value of $566.4 million as of March 28, 2020, as compared to a carrying amount and a fair value of $137.7 million as of March 30, 2019. The carrying value of our debt approximated its fair value due to the variable interest nature of the debt.

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

Revenue from the sale of tire road hazard warranty agreements (included in the Tires product group in the second table below) is initially deferred and is recognized over the contract period as costs are expected to be incurred in performing such services, typically 21 to 36 months. The amounts recorded for deferred revenue balances at March 28, 2020 and March 30, 2019 were $18.5 million and $17.2 million, respectively, of which $13.1 million and $12.1 million, respectively, are reported in Deferred revenue and $5.4 million and $5.1 million, respectively, are reported in Other long-term liabilities in our Consolidated Balance Sheets.

A summary of the changes in deferred revenue related to road hazard warranty agreements during fiscal 2020 and 2019 is as follows:

Dollars in thousands
Balance at March 31, 2018	$17,182
Deferral of revenue	16,702
Deferral of revenue from acquisitions	753
Recognition of revenue	(17,487)
Balance at March 30, 2019	17,150
Deferral of revenue	17,466
Deferral of revenue from acquisitions	2,916
Recognition of revenue	(19,026)
Balance at March 28, 2020	$18,506

We expect to recognize $13.1 million of deferred revenue related to road hazard warranty agreements during our fiscal year ending March 27, 2021, and $5.4 million of such deferred revenue thereafter.

MONRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under various arrangements, we receive from certain tire vendors a delivery commission and reimbursement for the cost of the tire that we may deliver to customers on behalf of the tire vendor. The commission we earn from these transactions is as an agent and the net amount retained is recorded as sales. (Included in the Tires product group in the following table.)

The following table summarizes disaggregated revenue by product group:

	Year Ended Fiscal March
	2020	2019	2018
	(Dollars in thousands)
Revenues:
Brakes	$169,138	$162,709	$146,082
Exhaust	25,058	28,713	26,969
Steering	100,230	95,711	94,391
Tires	634,513	601,295	560,398
Maintenance	324,494	308,668	296,658
Other	3,091	3,134	3,317
Total	$1,256,524	$1,200,230	$1,127,815

NOTE 8 – INCOME TAXES

The components of the provision for income taxes are as follows:

	Year Ended Fiscal March
	2020	2019	2018
	(Dollars in thousands)
Current -
Federal	$2,783	$5,682	$20,854
State	1,994	2,409	3,180
	4,777	8,091	24,034
Deferred -
Federal	11,397	11,563	15,153
State	76	954	332
	11,473	12,517	15,485	(a)
Total	$16,250	$20,608	$39,519

_________________

(a)For fiscal 2018, includes $4.7 million related to the Tax Cuts and Jobs Act of 2017 (“Tax Act”).

On December 22, 2017, the Tax Act was signed into law. The Tax Act made broad and complex changes to U.S. federal corporate income taxation. Additionally, in December 2017, the SEC issued guidance under Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act,” allowing taxpayers to record provisional amounts for reasonable estimates when they did not have the necessary information available, prepared or analyzed in reasonable detail to complete their accounting for certain income tax effects of the Tax Act. In accordance with this guidance, we recorded a provisional net income tax expense of approximately $4.7 million for the year ended March 31, 2018. This amount is primarily from the remeasurement of our net deferred tax assets to reflect the new, lower U.S. federal corporate income tax rate.

For the third quarter of fiscal 2019, we completed our accounting for the impact of the Tax Act. We did not record any material adjustments to provisional amounts previously recorded.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted into law and provides for changes to the U.S. tax code that impact businesses. Some of the key income tax changes that have an impact on Monro include relaxation of the interest deduction limitation rules and the eligibility of Qualified Improvement Property for bonus depreciation. As of March 28, 2020, we have estimated additional allowable depreciation of approximately $17 million related to certain improvement property now eligible for bonus depreciation in accordance with the CARES Act. The estimated effect of the additional allowable depreciation has been reflected in our current and deferred tax balances as of March 28, 2020.

MONRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax (liabilities) assets consist of the following:

	March 28,	March 30,
	2020	2019
	(Dollars in thousands)
Lease liabilities	$(131,484)	$(62,485)
Goodwill	(47,204)	(39,020)
Property and equipment	(18,232)	(12,036)
Other	(1,288)	(429)
Total deferred tax liabilities	(198,208)	(113,970)
Lease assets	169,366	94,244
Insurance reserves	10,192	9,071
Warranty and other reserves	4,317	3,360
Loss carryforwards	3,602	2,507
Other	6,846	6,954
Total deferred tax assets	194,323	116,136
Net deferred tax (liabilities) assets	$(3,885)	$2,166

We have $6.7 million of state net operating loss carryforwards available as of March 28, 2020. The state net operating loss carryforwards expire in varying amounts through 2040. Based on all available evidence, we have determined that it is more likely than not that sufficient taxable income of the appropriate character within the carryforward period will exist for the realization of the tax benefits on existing state net operating loss carryforwards.

We believe it is more likely than not that all other future tax benefits will be realized as a result of current and future income.

A reconciliation between the U.S. federal statutory tax rate and the effective tax rate reflected in the accompanying financial statements is as follows:

	Year Ended Fiscal March
	2020		2019		2018
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Federal income tax based on statutory tax rate applied to income before taxes (a)	$15,597	21.0	$21,076	21.0	$32,692	31.6
State income tax, net of federal income tax benefit	1,374	1.9	2,767	2.8	2,218	2.1
Tax Act (b)	—	—	—	—	4,707	4.5
Tax settlements and adjustments	—	—	(1,864)	(1.9)	—	—
Other	(721)	(1.0)	(1,371)	(1.4)	(98)	—
	$16,250	21.9	$20,608	20.5	$39,519	38.2

_________________

(a)For fiscal 2018, represents the blended rate of 35% for 9/12 of the year and 21% for 3/12 of the year.

(b)Represents the net discrete adjustment to income tax expense primarily from the remeasurement of our net deferred tax assets at the lower U.S. corporate income tax rate.

MONRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a rollforward of Monro’s liability for income taxes associated with unrecognized tax benefits:

Dollars in thousands
Balance at March 25, 2017	$6,892
Tax positions related to current year:
Additions	447
Reductions	—
Tax positions related to prior years:
Additions	—
Reductions	(342)
Settlements	—
Lapses in statutes of limitations	(788)
Balance at March 31, 2018	6,209
Tax positions related to current year:
Additions	1,178
Reductions	—
Tax positions related to prior years:
Additions	166
Reductions	(6)
Settlements	—
Lapses in statutes of limitations	(1,123)
Balance at March 30, 2019	6,424
Tax positions related to current year:
Additions	644
Reductions
Tax positions related to prior years:
Additions
Reductions	(30)
Settlements
Lapses in statutes of limitations	(1,826)
Balance at March 28, 2020	$5,212

The total amount of unrecognized tax benefits was $5.2 million and $6.4 million at March 28, 2020 and March 30, 2019, respectively, the majority of which, if recognized, would affect the effective tax rate.

In the normal course of business, Monro provides for uncertain tax positions and the related interest and penalties, and adjusts its unrecognized tax benefits and accrued interest and penalties and, accordingly, we had approximately $0.3 million and $0.4 million of interest and penalties associated with uncertain tax benefits accrued as of March 28, 2020 and March 30, 2019, respectively.

We file U.S. federal income tax returns and income tax returns in various state jurisdictions. Monro’s fiscal 2019 and 2018 U.S. federal tax year and various state tax years remain subject to income tax examinations by tax authorities.

NOTE 9 – STOCK OWNERSHIP

Holders of at least 60% of the Class C preferred stock must approve any action authorized by the holders of Common Stock. In addition, there are certain restrictions on the transferability of shares of Class C preferred stock. In the event of a liquidation, dissolution or winding-up of Monro, the holders of the Class C preferred stock would be entitled to receive $1.50 per share out of the assets of Monro before any amount would be paid to holders of Common Stock. The conversion value of the Class C convertible preferred stock was $.064 per share at March 28, 2020 and March 30, 2019.

MONRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 – SHARE BASED COMPENSATION

We have a long-term incentive plan whereby eligible employees and non-employee directors may be granted non-qualified service condition stock options, non-qualified market condition stock options, restricted stock awards and restricted stock units. We grant stock-based awards to continue to attract and retain employees and to better align employees’ interests with those of our shareholders. Monro issues new shares of Common Stock upon the exercise of stock options. Total stock-based compensation expense included in cost of sales and selling, general and administrative expenses in Monro’s Consolidated Statements of Comprehensive Income for the fiscal years ended March 28, 2020, March 30, 2019 and March 31, 2018 was $3.8 million, $4.0 million and $2.9 million, respectively, and the related income tax benefit for each fiscal year was $0.9 million, $1.0 million and $1.0 million, respectively. As of March 28, 2020, the total unrecognized compensation expense related to all unvested stock-based awards was $5.0 million and is expected to be recognized over a weighted average period of approximately two years.

Monro currently grants stock option awards and restricted stock under the 2007 Incentive Stock Option Plan (the “2007 Plan”). The 2007 Plan was authorized by the Board of Directors in June 2007, initially reserving 873,000 shares (as retroactively adjusted for stock splits) of Common Stock for issuance to eligible employees and all non-employee directors. The 2007 Plan was approved by shareholders in August 2007 and was later amended and restated in August 2017. At March 28, 2020, there were a total of 5,001,620 shares authorized for grant under the 2007 Plan (as retroactively adjusted for stock splits), including the shares transferred from previous plans. There were 929,360 shares available for grant at March 28, 2020.

Non-Qualified Stock Options

Generally, employee options vest over a four year period, and have a duration of six years. Outstanding options are exercisable for various periods through March 2026. Assumptions used to estimate compensation expense are determined as follows:

•Expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees;

•Expected volatility is measured using historical changes in the market price of Monro’s Common Stock;

•Risk-free interest rate is equivalent to the implied yield on zero-coupon U.S. Treasury bonds with a remaining maturity equal to the expected term of the awards;

•Forfeitures are based substantially on the history of cancellations of similar awards granted by Monro in prior years; and

•Dividend yield is based on historical experience and expected future changes.

The fair values of the service condition options granted were estimated on the date of their grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended Fiscal March
	2020	2019	2018
Risk-free interest rate	1.85%	2.81%	1.78%
Expected life, in years	4	4	4
Expected volatility	30.4%	28.3%	26.1%
Expected dividend yield	1.12%	1.24%	1.49%

In fiscal 2018, Monro granted 100,000 options with a market condition vesting and such market condition options granted were estimated on the date of their grant using the Monte Carlo option-pricing model with the following weighted-average assumptions:

Year Ended Fiscal March
2018
Risk-free interest rate	1.65%
Expected life, in years	4
Expected volatility	29.4%
Expected dividend yield	1.53%

Monro did not grant any options with a market condition vesting in fiscal 2020 or 2019.

MONRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average fair value of options granted during fiscal 2020, 2019 and 2018 was $18.92, $15.44 and $8.84, respectively. A summary of changes in outstanding stock options is as follows:

	Weighted
	Average
	Exercise	Options
	Price	Outstanding
At March 25, 2017	$51.67	896,344
Granted	$48.12	546,080
Exercised	$35.00	(170,354)
Canceled	$60.87	(64,092)
At March 31, 2018	$51.95	1,207,978
Granted	$65.32	123,627
Exercised	$50.75	(331,182)
Canceled	$58.12	(125,518)
At March 30, 2019	$55.45	874,905
Granted	$78.92	129,886
Exercised	$55.26	(113,706)
Canceled	$62.07	(88,319)
At March 28, 2020	$58.55	802,766

The total shares exercisable at March 28, 2020, March 30, 2019 and March 31, 2018 were 471,192, 405,245 and 495,573, respectively. The weighted average exercise price of all shares exercisable at March 28, 2020 was $55.52.

The weighted average contractual term of all options outstanding at March 28, 2020 and March 30, 2019 was 3.4 years and 3.9 years, respectively. The aggregate intrinsic value of all options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) outstanding at March 30, 2019 was $26.6 million. There was no aggregate intrinsic value of all options outstanding at March 28, 2020.

The weighted average contractual term of all options exercisable at March 28, 2020 and March 30, 2019 was 2.8 years and 3.2 years, respectively. The aggregate intrinsic value of all options exercisable at March 30, 2019 was $12.2 million. There was no aggregate intrinsic value of all options exercisable at March 28, 2020.

A summary of the status of and changes in non-vested stock options granted is as follows:

		Weighted
		Average
		Grant-Date
		Fair Value
	Options	(per Option)
Non-vested at March 25, 2017	333,235	$12.37
Granted	546,080	$8.84
Vested	(119,445)	$12.04
Canceled	(47,465)	$12.53
Non-vested at March 31, 2018	712,405	$9.72
Granted	123,627	$15.44
Vested	(314,054)	$8.94
Canceled	(52,318)	$12.30
Non-vested at March 30, 2019	469,660	$11.46
Granted	129,886	$18.92
Vested	(185,226)	$10.93
Canceled	(82,746)	$14.03
Non-vested at March 28, 2020	331,574	$14.03

MONRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding at March 28, 2020:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average	Shares	Average
Range of	Shares	Remaining	Exercise	Under	Exercise
Exercise Prices	Under Option	Life	Price	Option	Price
$43.99 - $46.99	5,500	3.62	$44.82	2,500	$44.90
$47.00 - $48.28	328,043	3.37	$47.25	211,923	$47.21
$48.29 - $64.99	168,316	1.95	$57.77	122,889	$58.58
$65.00 - $88.63	300,907	4.20	$71.56	133,880	$66.07

During the fiscal years ended March 28, 2020, March 30, 2019 and March 31, 2018, the fair value of awards vested under Monro’s stock plans was $2.0 million, $2.8 million and $1.4 million, respectively.

The aggregate intrinsic value is based on Monro’s closing stock price of $40.01, $86.52 and $53.60 as of the last trading day of the fiscal years ended March 28, 2020, March 30, 2019 and March 31, 2018, respectively. The aggregate intrinsic value of options exercised during the fiscal years ended March 28, 2020, March 30, 2019 and March 31, 2018 was $2.9 million, $7.4 million and $2.8 million, respectively.

Cash received from option exercises under all stock option plans was $6.2 million, $14.6 million and $4.8 million for the fiscal years ended March 28, 2020, March 30, 2019 and March 31, 2018, respectively. The actual tax benefit realized for the tax deductions from option exercises was $0.4 million, $1.0 million and $0.5 million for the fiscal years ended March 28, 2020, March 30, 2019 and March 31, 2018, respectively.

Restricted Stock

Monro issues restricted stock to certain members of senior management as well as non-employee directors of the Company. Restricted stock units represent shares issued upon vesting in the future whereas restricted stock awards represent shares issued upon grant that are restricted. The fair value for restricted stock units and restricted stock awards is calculated based on the stock price on the date of grant. Restricted stock units do not have voting rights but earn dividends during the vesting period. The recipients of the restricted stock awards have voting rights and earn dividends during the vesting period. The dividends are paid to the recipient at the time the restricted stock becomes vested. If the recipient leaves Monro prior to the vesting date for any reason, the shares of restricted stock and the dividends accrued on those shares will be forfeited and returned to Monro. The restricted stock units and awards vest equally over three or four years. In fiscal 2020 and 2019, the Company issued a limited number of restricted stock units to members of senior management which may vest upon the achievement of a three-year average return on invested capital target.

A summary of restricted stock activity during fiscal 2020 and 2019 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value per Share	Weighted Average Remaining Vesting Period (in years)
Non-vested as of March 31, 2018	61,875	$47.59
Granted	17,572	$67.80
Vested	(20,386)	$47.53
Forfeited	(835)	$57.45
Non-vested as of March 30, 2019	58,226	$53.57	1.69
Granted	31,128	$75.33
Vested	(22,499)	$51.61
Forfeited	(11,125)	$61.38
Non-vested as of March 28, 2020	55,730	$64.96	1.78

The aggregate intrinsic value is based on Monro’s closing stock price of $40.01 and $86.52 as of the last trading day of the periods ended March 28, 2020 and March 30, 2019, respectively. The aggregate intrinsic value of non-vested restricted stock as of March 28, 2020 and March 30, 2019 was $2.2 million and $5.0 million, respectively.

MONRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 – EARNINGS PER COMMON SHARE

A reconciliation of basic and diluted earnings per common share for the years ended March is as follows:

	Year Ended Fiscal March
	2020	2019	2018
	(Amounts in thousands, except per share data)
Numerator for earnings per common share calculation:
Net income	$58,024	$79,752	$63,935
Less: Preferred stock dividends	(449)	(408)	(368)
Income available to common stockholders	$57,575	$79,344	$63,567
Denominator for earnings per common share calculation:
Weighted average common shares, basic	33,246	32,980	32,767
Effect of dilutive securities:
Preferred stock	510	510	510
Stock options	167	154	56
Restricted stock	30	31	8
Weighted average common shares, diluted	33,953	33,675	33,341
Basic earnings per common share:	$1.73	$2.41	$1.94
Diluted earnings per common share:	$1.71	$2.37	$1.92

The computation of diluted earnings per common share for fiscal 2020, 2019 and 2018 excludes the effect of assumed exercise of approximately 177,000, 146,000 and 1,091,000 of stock options, respectively, as the exercise price of these options was greater than the average market value of our common stock for those periods, resulting in an anti-dilutive effect on diluted earnings per common share.

NOTE 12 – LEASING

We enter into lease agreements for certain retail stores, warehouses, distribution centers, office space and land as well as service contracts that are considered leases.

Our leases have remaining lease terms, including renewals reasonably certain to be exercised, of less than one year to approximately 38 years. Most of our leases include one or more options to extend the lease, for periods ranging from one year to 30 years or more.

Historical failed sale leasebacks that were assumed through acquisitions and do not qualify for sale leaseback accounting continue to be accounted for as financing obligations. As of March 28, 2020, net assets of $4.5 million and liabilities of $7.5 million due to failed sale leaseback arrangements were included with finance lease assets and liabilities, respectively, on the Consolidated Balance Sheet.

The components of operating and finance lease cost for the year ended March 28, 2020 is as follows:

(Dollars in thousands)
Operating lease cost	$38,525
Finance lease/financing obligations cost:
Amortization of assets	21,033
Interest on liabilities	21,330
Short term and variable lease cost	2,194
Sublease income	(166)
Total lease cost	$82,916

MONRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As reported under the previous accounting standard, net rental expense and lease amortization for the years ended March 30, 2019 and March 31, 2018 is comprised of the following:

	Year Ended Fiscal March
	2019	2018
	(Dollars in thousands)
Gross rental expense	$38,024	$39,003
Sublease rental income	(64)	(149)
Rental expense, net	$37,960	$38,854

Amortization of finance (capital) lease assets	$14,721	$12,026

Supplemental cash flow information related to leases for the year ended March 28, 2020 is as follows:

Cash paid for amounts included in measurement of lease obligations:	(Dollars in thousands)
Operating cash flows from operating leases	$36,808
Operating cash flows from finance leases/financing obligations	21,340
Financing cash flows from finance leases/financing obligations	27,212

The following table summarizes weighted average remaining lease term and discount rates:

	Operating Leases	Finance Leases and Financing Obligations
Weighted average remaining lease term, in years	9.4	9.9
Weighted average discount rate	3.51%	8.73%

Future maturities of our lease liabilities, excluding subleases, as of March 28, 2020 are as follows:

	Operating Leases	Finance Leases and Financing Obligations
	(Dollars in thousands)
2021	$36,590	$52,480
2022	33,321	52,270
2023	29,253	53,607
2024	24,778	45,794
2025	21,448	42,072
Thereafter	93,232	214,964
Total undiscounted lease obligations	$238,622	$461,187
Less: imputed interest	(37,487)	(130,557)
Net lease obligation	$201,135	$330,630

Total lease payments include $74.5 million related to options to extend operating leases that are reasonably certain of being exercised, include $115.8 million related to options to extend finance leases that are reasonably certain of being exercised and exclude $11.9 million of legally binding lease payments for leases signed but not yet commenced as of March 28, 2020.

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

Effective as of those dates, each company’s Board of Directors approved plan amendments whereby the benefits of each of the defined benefit plans would be frozen and the plans would be closed to new participants. Prior to these amendments, coverage under the plans began after employees completed one year of service and attained age 21. Benefits under both plans, and now the merged plan, are based primarily on years of service and employees’ pay near retirement. The funding policy for Monro’s merged plan is consistent with the funding requirements of U.S. federal law and regulations. The measurement date used to determine the pension plan measurements disclosed herein is March 31 for both 2020 and 2019.

MONRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The underfunded status of Monro’s defined benefit plan is recognized as an Other long-term liability in the Consolidated Balance Sheets as of March 28, 2020 and March 30, 2019, respectively.

The underfunded status of the plan is set forth below:

	Fiscal March
	2020	2019
	(Dollars in thousands)
Change in Plan Assets:
Fair value of plan assets at beginning of year	$20,838	$20,629
Actual (loss) return on plan assets	(1,507)	929
Benefits paid	(720)	(720)
Fair value of plan assets at end of year	18,611	20,838
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	20,972	20,606
Interest cost	752	781
Actuarial loss	642	305
Benefits paid	(720)	(720)
Benefit obligation at end of year	21,646	20,972
Underfunded status of plan	$(3,035)	$(134)

The projected and accumulated benefit obligations were equivalent at March 31 for both 2020 and 2019.

Amounts recognized in accumulated other comprehensive loss consist of:

	Year Ended
	Fiscal March
	2020	2019
	(Dollars in thousands)
Unamortized transition obligation	$—	$—
Unamortized prior service cost	—	—
Unamortized net loss	9,174	6,057
Total	$9,174	$6,057

Changes in plan assets and benefit obligations recognized in other comprehensive loss consist of:

	Year Ended
	Fiscal March
	2020	2019
	(Dollars in thousands)
Net transition obligation	$—	$—
Prior service cost	—	—
Net actuarial loss	(3,117)	(382)
Total	$(3,117)	$(382)

Pension income included the following components:

	Year Ended Fiscal March
	2020	2019	2018
	(Dollars in thousands)
Interest cost on projected benefit obligation	$752	$781	$796
Expected return on plan assets	(1,423)	(1,409)	(1,416)
Amortization of unrecognized actuarial loss	455	403	336
Net pension income	$(216)	$(225)	$(284)

MONRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average assumptions used to determine benefit obligations are as follows:

	Year Ended
	Fiscal March
	2020	2019
Discount rate	3.34%	3.72%

The weighted-average assumptions used to determine net periodic pension costs are as follows:

	Year Ended Fiscal March
	2020	2019	2018
Discount rate	3.72%	3.89%	3.98%
Expected long-term return on assets	7.00%	7.00%	7.00%

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

Monro’s asset allocations, by asset category, for the years ended March are as follows:

	March 28,	March 30,
	2020	2019
Cash and cash equivalents	4.1%	1.8%
Fixed income	37.9%	38.5%
Equity securities	58.0%	59.7%
Total	100.0%	100.0%

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following tables provide fair value measurement information for Monro’s major categories of defined benefit plan assets at March 28, 2020 and March 30, 2019, respectively:

	Fair Value Measurements at March 28, 2020 Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Equity securities:
U.S. companies	$7,666	$7,383	$283
International companies	3,137	3,137
Fixed income:
U.S. corporate bonds	6,686		6,686
International bonds	361		361
Cash equivalents	761		761
Total	$18,611	$10,520	$8,091

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

There are no required or expected contributions in fiscal 2021 to the plan.

The following pension benefit payments are expected to be paid:

Year Ended
Fiscal March
(Dollars in thousands)
2021	$1,072
2022	1,122
2023	1,154
2024	1,158
2025	1,198
2026 - 2030	6,384

We have a 401(k)/Profit Sharing Plan that covers full-time employees who meet the age and service requirements of the plan. We make matching contributions consistent with the provisions of the plan. Charges to expense for our matching contributions for fiscal 2020, 2019 and 2018 amounted to approximately $1.7 million, $1.4 million and $1.0 million, respectively. We may also make annual profit sharing contributions to the plan at the discretion of Monro’s Compensation Committee.

We have a deferred compensation plan (the “Deferred Compensation Plan”) to provide an opportunity for additional tax-deferred savings to a select group of management or highly compensated employees. The Deferred Compensation Plan permits participants to defer all or any portion of the compensation that would otherwise be payable to them for the calendar year. In addition, Monro will credit to the participants’ accounts such amounts as would have been contributed to Monro’s 401(k)/Profit Sharing Plan but for the limitations that are imposed under the Internal Revenue Code based upon the participants’ status as highly compensated employees. We may also make such additional discretionary allocations as are determined by the Compensation Committee. The Deferred Compensation Plan is an unfunded arrangement and the participants or their beneficiaries have an unsecured claim against the general assets of Monro to the extent of their Deferred Compensation Plan benefits. We maintain accounts to reflect the amounts owed to each participant. At least annually, the accounts are credited with earnings or losses calculated on the basis of an interest rate or other formula as determined by Monro’s Compensation Committee. The total liability recorded in our financial statements at March 28, 2020 and March 30, 2019 related to the Deferred Compensation Plan was approximately $2.2 million and $2.0 million, respectively.

MONRO, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Commitments

Payments due by period under long-term debt, other financing instruments and commitments are as follows:

		Within	2 to	4 to	After
	Total	1 Year	3 Years	5 Years	5 Years
	(Dollars in thousands)
Principal payments on long-term debt	$566,400			$566,400
Finance lease commitments/financing obligations (a)	461,187	$52,480	$105,877	87,866	$214,964
Operating lease commitments (a)	238,622	36,590	62,574	46,226	93,232
Other liabilities	1,933	800	1,133	—	—
Total	$1,268,142	$89,870	$169,584	$700,492	$308,196

(a) Operating and finance lease commitments represent future undiscounted lease payments and include $74.5 million and $115.8 million, respectively, related to options to extend lease terms that are reasonably certain of being exercised. See Note 12.

We believe that we can fulfill our commitments utilizing our cash flow from operations and, if necessary, cash on hand.

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

NOTE 15 – SUBSEQUENT EVENTS

In May 2020, Monro’s Board of Directors declared a cash dividend of $0.22 per share or share equivalent to be paid to shareholders of record as of June 8, 2020. The dividend will be paid on June 22, 2020.

On June 11, 2020, we entered into a First Amendment to our existing credit agreement, which, among other things, amends the terms of certain of the financial and restrictive covenants in the credit agreement through the first quarter of fiscal 2022. The First Amendment requires us to maintain monthly minimum liquidity levels and adjusts the range of interest spread we may pay on outstanding borrowings. The payment of dividends and the payment for acquisitions are permitted for the period from June 30, 2020 to June 30, 2021 subject to the terms in the First Amendment and credit agreement. See additional discussion of the First Amendment under Note 6.

MONRO, INC. AND SUBSIDIARIES

SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth consolidated statement of income data by quarter for the years ended March 2020 and 2019. Individual line items summed by quarters may not agree to the annual amounts reported due to rounding.

	Fiscal Quarter Ended
	June	Sept.	Dec.	March
	2019	2019	2019	2020
	(Amounts in thousands, except per share data)
Sales	$317,063	$324,113	$329,281	$286,066
Cost of sales	188,916	202,040	204,929	183,979
Gross profit	128,147	122,073	124,352	102,087
Operating, selling, general and administrative expenses	91,776	88,716	92,781	101,683
Operating income	36,371	33,357	31,571	404
Interest expense, net of interest income	7,157	6,961	6,983	7,113
Other income, net	(175)	(207)	(274)	(128)
Income (loss) before income taxes	29,389	26,603	24,862	(6,581)
Provision for (benefit from) income taxes	6,783	6,289	5,982	(2,805)
Net income (loss)	$22,606	$20,314	$18,880	$(3,776)
Basic earnings (loss) per share	$0.68	$0.61	$0.56	$(0.12)
Diluted earnings (loss) per share	$0.67	$0.60	$0.56	$(0.12)
Weighted average number of common shares used in computing earnings per share
Basic	33,183	33,244	33,274	33,284
Diluted	33,964	33,979	33,973	33,284

	Fiscal Quarter Ended
	June	Sept.	Dec.	March
	2018	2018	2018	2019
	(Amounts in thousands, except per share data)
Sales	$295,811	$307,105	$310,110	$287,203
Cost of sales	178,573	187,157	192,144	177,126
Gross profit	117,238	119,948	117,966	110,077
Operating, selling, general and administrative expenses	84,166	85,440	87,256	81,623
Operating income	33,072	34,508	30,710	28,454
Interest expense, net	6,580	6,803	6,797	6,834
Other (income) expense, net	(227)	(261)	(321)	179
Income before income taxes	26,719	27,966	24,234	21,441
Provision for income taxes	6,075	6,205	3,703	4,625
Net income	$20,644	$21,761	$20,531	$16,816
Basic earnings per share	$0.63	$0.66	$0.62	$0.50
Diluted earnings per share	$0.62	$0.65	$0.61	$0.50
Weighted average number of common shares used in computing earnings per share
Basic	32,853	32,911	33,032	33,126
Diluted	33,457	33,640	33,766	33,866

Material fourth quarter adjustments

We recorded a material impairment charge totaling $6.6 million during the fourth quarter of fiscal 2020. There were no additional material, extraordinary, unusual or infrequently occurring items recognized in the fourth quarter of fiscal 2020 or 2019.

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

In conjunction with the close of each fiscal quarter and under the supervision of our Chief Executive Officer and Chief Financial Officer, we conduct an evaluation of the effectiveness of our disclosure controls and procedures. It is the conclusion of Monro’s Chief Executive Officer and Chief Financial Officer, based upon an evaluation completed as of March 28, 2020, that our disclosure controls and procedures were effective in ensuring that any material information relating to Monro was recorded, processed, summarized and reported to its principal officers to allow timely decisions regarding required disclosures.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Monro's internal control over financial reporting was effective as of March 28, 2020, the end of our fiscal year. The effectiveness of Monro's internal control over financial reporting as of March 28, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

Changes in Internal Controls over Financial Reporting

There were no changes in Monro’s internal control over financial reporting during the quarter ended March 28, 2020 that materially affected, or are reasonably likely to materially affect, Monro’s internal control over financial reporting.

Item 9B. Other Information

On November 14, 2019, Gerald G. Alessia resigned from his position as Senior Vice President – Chief Merchandising Officer.

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

Monro’s directors and executive officers are subject to the provisions of Monro’s Code of Ethics for All Board Members, Executive Officers and Management Teammates (the “Code”), which is available in the Investor Information section of Monro’s website, www.monro.com. Changes to the Code and any waivers are also posted on Monro’s website in the Investor Information section.

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

Information concerning Monro’s shares authorized for issuance under its equity-based compensation plans at March 28, 2020 is incorporated herein by reference to the section captioned “Equity Compensation Plan Information” in the Proxy Statement.

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

3.01a	Certificate of Change of the Certificate of Incorporation of the Company, dated January 26, 1996. (August 2004 Form S-3, Exhibit No. 4.1(b))
3.01b	Certificate of Amendment to Restated Certificate of Incorporation, dated April 15, 2004. (August 2004 Form S-3, Exhibit No. 4.1(c))
3.01c	Certificate of Amendment to Restated Certificate of Incorporation, dated October 10, 2007. (2008 Form 10-K, Exhibit No. 3.01c)
3.01d	Certificate of Amendment to Restated Certificate of Incorporation, dated August 1, 2012. (2013 Form 10-K, Exhibit No. 3.01d)
3.01e	Certificate of Amendment to Restated Certificate of Incorporation, dated August 15, 2017. (August 2017 Form 8-K, Exhibit No. 3.01e)
3.02	Amended and Restated By-Laws of the Company, dated August 7, 2012. (December 2012 Form 8-K, Exhibit No. 3.02)
4.01	Description of Registrant’s Securities (2019 Form 10-K, Exhibit No. 4.01)
10.01	2007 Stock Incentive Plan, effective as of June 29, 2007. (May 2008 Form S-8, Exhibit No. 4)*
10.01a	Amendment No. 1 to the 2007 Stock Incentive Plan, dated August 9, 2007. (May 2008 Form S-8, Exhibit No. 4.1)*
10.01b	Amendment No. 2 to the 2007 Stock Incentive Plan, dated September 27, 2007. (May 2008 Form S-8, Exhibit No. 4.2)*
10.01c	Amendment No. 3 to the 2007 Stock Incentive Plan, dated August 10, 2010. (August 2010 Form 8-K, Exhibit No. 10.1)*
10.01d	Amendment No. 4 to the 2007 Stock Incentive Plan, dated May 16, 2012. (2012 Form 10-K, Exhibit No. 10.01d)*
10.01e	Amendment No. 5 to the 2007 Stock Incentive Plan, dated June 28, 2013. (2013 Proxy, Exhibit A)*
10.01f	Amendment No. 6 to the 2007 Stock Incentive Plan, dated June 28, 2013. (2014 Form 10-K, Exhibit No. 10.01f)*
10.02	Amended and Restated 2007 Stock Incentive Plan, dated effective August 15, 2017. (2017 Proxy, Exhibit A)*
10.03	Monro Muffler Brake, Inc. Deferred Compensation Plan, dated January 1, 2005, and last amended and restated as of January 1, 2015. (2015 Form 10-K, Exhibit No. 10.03)*
10.04	Monro Muffler Brake, Inc. Retirement Plan, adopted February 1, 1972, and last amended and restated as of April 1, 2013. (2014 Form 10-K, Exhibit No. 10.04)*
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

10.22	Amended Credit Agreement, dated as of April 25, 2019 (April 2019 Form 8-K, Exhibit No. 10.22)
10.22a	Amendment No.1 to Amended and Restated Credit Agreement, dated as of June 11, 2020 (June 2020 Form 8-K, Exhibit No. 10.22a)
10.60	Lease Agreement, dated as of November 1, 2011, between Monro Service Corporation and the County of Monroe Industrial Development Agency. (2012 Form 10-K, Exhibit No. 10.60)
10.61	Leaseback Agreement, dated November 1, 2011, between the County of Monroe Industrial Development Agency and Monro Service Corporation. (2012 Form 10-K, Exhibit No. 10.61)
10.68	Employment Agreement, dated December 30, 2016 and effective as of January 1, 2017, between the Company and Brian J. D’Ambrosia. (January 2017 Form 8-K, Exhibit No. 10.68)*
10.68a	Amendment to Employment Agreement, dated June 8, 2018 and effective as of April 1, 2018 between the Company and Brian J. D’Ambrosia. (July 5, 2018 Form 8-K, Exhibit No. 10.68)*

Exhibit No.	Document
10.69	Letter Agreement, effective September 30, 109, between the Company and Robert Rajkowski. (September 2019 Form 10-Q, Exhibit No. 10.69)
10.70	Employment Agreement, dated June 28, 2017 and effective August 1, 2017, between the Company and Brett T. Ponton. (June 2017 Form 10-Q, Exhibit No. 10.70)*
10.72†	Supply Agreement, dated June 28, 2017 and effective as of June 1, 2017, by and between Monro Service Corporation and Valvoline LLC. (June 2017 Form 10-Q, Exhibit No. 10.72)
10.77	Monro Muffler Brake, Inc. Management Incentive Compensation Plan, effective as of June 1, 2002. (2002 Form 10-K, Exhibit No. 10.77)*
21.01	Subsidiaries of the Company.
23.01	Consent of PricewaterhouseCoopers LLP.
24.01	Powers of Attorney.
31.1	Certification of Brett T. Ponton, President and Chief Executive Officer.
31.2	Certification of Brian J. D’Ambrosia, Executive Vice President – Finance and Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101.INS	XBRL Instance Document
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.SCH	XBRL Taxonomy Extension Schema Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c) hereof.

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

Date: June 12, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Brett T. Ponton	Chief Executive Officer, President	June 12, 2020
Brett T. Ponton	and Director (Principal Executive Officer)

/s/ Brian J. D’Ambrosia	Executive Vice President-Finance,	June 12, 2020
Brian J. D’Ambrosia	Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

/s/ Robert E. Mellor*	Chairman of the Board, Director	June 12, 2020
Robert E. Mellor

/s/ John L. Auerbach*	Director	June 12, 2020
John L. Auerbach

/s/ Frederick M. Danziger*	Director	June 12, 2020
Frederick M. Danziger

/s/ Donald Glickman*	Director	June 12, 2020
Donald Glickman

/s/ Lindsay N. Hyde*	Director	June 12, 2020
Lindsay N. Hyde

/s/ Stephen C. McCluski*	Director	June 12, 2020
Stephen C. McCluski

/s/ Peter J. Solomon*	Director	June 12, 2020
Peter J. Solomon

* By: /s/ Brett T. Ponton
Brett T. Ponton, as Attorney-in-Fact