Form 10-Q
period 2020-06-27
MONRO, INC.
filed 2020-08-06
CIK 876427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________________________________

FORM 10-Q

____________________________________________________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2020.

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

There were 33,285,901 shares of the registrant's common stock, par value $0.01 per share, outstanding at July 24, 2020.

MONRO, INC.

MONRO, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MONRO, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 27,	March 28,
	2020	2020
	(Dollars in thousands)
Assets
Current assets:
Cash and equivalents	$147,174	$345,476
Trade receivables	13,415	14,510
Federal and state income taxes receivable	7,345	8,056
Inventories	176,530	187,441
Other current assets	36,792	40,537
Total current assets	381,256	596,020
Property, plant and equipment	692,618	682,932
Less - Accumulated depreciation and amortization	(363,703)	(354,295)
Net property, plant and equipment	328,915	328,637
Finance lease and financing obligation assets, net	253,956	196,575
Operating lease assets, net	206,252	199,729
Goodwill	671,831	671,843
Intangible assets, net	28,706	29,781
Other non-current assets	21,787	20,688
Long-term deferred income tax assets	6,139	6,184
Total assets	$1,898,842	$2,049,457
Liabilities and Shareholders' Equity
Current liabilities:
Current portion of finance leases and financing obligations	$33,744	$32,257
Current portion of operating lease liabilities	30,696	30,181
Trade payables	110,853	99,504
Accrued payroll, payroll taxes and other payroll benefits	17,873	14,429
Accrued insurance	42,461	43,387
Deferred revenue	12,281	13,129
Other current liabilities	33,868	22,049
Total current liabilities	281,776	254,936
Long-term debt	326,200	566,400
Long-term finance leases and financing obligations	350,212	298,373
Long-term operating lease liabilities	180,767	170,954
Other long-term liabilities	17,280	12,873
Long-term deferred income tax liabilities	10,461	10,069
Long-term income taxes payable	1,426	1,412
Total liabilities	1,168,122	1,315,017
Commitments and contingencies
Shareholders' equity:
Class C Convertible Preferred Stock, $1.50 par value, $0.064 conversion value, 150,000 shares authorized; 21,802 shares issued and outstanding	33	33
Common Stock, $0.01 par value, 65,000,000 shares authorized; 39,645,772 and 39,644,228 shares issued at June 27, 2020 and March 28, 2020, respectively	396	396
Treasury Stock, 6,359,871 shares, at cost	(108,729)	(108,729)
Additional paid-in capital	230,683	229,774
Accumulated other comprehensive loss	(7,059)	(6,889)
Retained earnings	615,396	619,855
Total shareholders' equity	730,720	734,440
Total liabilities and shareholders' equity	$1,898,842	$2,049,457

The accompanying notes are an integral part of these financial statements.

MONRO, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Quarter Ended
	June 27,	June 29,
	2020	2019
	(Dollars in thousands, except per share data)
Sales	$247,059	$317,063
Cost of sales, including distribution and occupancy costs	159,605	188,916
Gross profit	87,454	128,147
Operating, selling, general and administrative expenses	76,053	91,776
Operating income	11,401	36,371
Interest expense, net of interest income	7,385	7,157
Other loss (income), net	9	(175)
Income before income taxes	4,007	29,389
Provision for income taxes	1,020	6,783
Net income	$2,987	$22,606
Other comprehensive loss:
Changes in pension, net of tax benefit	(170)	(89)
Other comprehensive loss	(170)	(89)
Comprehensive income	$2,817	$22,517
Earnings per common share:
Basic	$0.09	$0.68
Diluted	$0.09	$0.67
Weighted average number of common shares outstanding used in computing earnings per share:
Basic	33,285	33,183
Diluted	33,854	33,964

The accompanying notes are an integral part of these financial statements.

MONRO, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(UNAUDITED)

(Dollars and shares in thousands)

		Class C Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained
		Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Total
	Balance at March 30, 2019	22	$33	39,511	$395	6,360	$(108,729)	$220,173	$(4,536)	$592,174	$699,510
	Accounting change - cumulative effect									(582)	(582)
	Adjusted balance	22	33	39,511	395	6,360	(108,729)	220,173	(4,536)	591,592	698,928
	Net income									22,606	22,606
	Other comprehensive loss:
	Pension liability adjustment ($118) pre-tax								(89)		(89)
Cash dividends (1):	Preferred									(112)	(112)
	Common									(7,305)	(7,305)
	Dividend payable									(10)	(10)
	Activity related to equity-based plans			71	1			3,644			3,645
	Stock-based compensation							925			925
	Balance at June 29, 2019	22	$33	39,582	$396	6,360	$(108,729)	$224,742	$(4,625)	$606,771	$718,588

	Balance at March 28, 2020	22	$33	39,645	$396	6,360	$(108,729)	$229,774	$(6,889)	$619,855	$734,440
	Net income									2,987	2,987
	Other comprehensive loss:
	Pension liability adjustment ($226) pre-tax								(170)		(170)
Cash dividends (1):	Preferred									(112)	(112)
	Common									(7,323)	(7,323)
	Dividend payable									(11)	(11)
	Activity related to equity-based plans			1	—			5			5
	Stock-based compensation							904			904
	Balance at June 27, 2020	22	$33	39,646	$396	6,360	$(108,729)	$230,683	$(7,059)	$615,396	$730,720

(1)First quarter fiscal year dividend payments of $0.22 per common share or common share equivalent paid on June 22, 2020 and June 17, 2019.

The accompanying notes are an integral part of these financial statements.

MONRO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Quarter Ended
	June 27,	June 29,
	2020	2019
	(Dollars in thousands)
	Increase (Decrease) in Cash
Cash flows from operating activities:
Net income	$2,987	$22,606
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	18,410	14,839
(Gain) loss on disposal of assets	(256)	122
Stock-based compensation expense	904	925
Net change in deferred income taxes	494	2,223
Change in operating assets and liabilities (excluding acquisitions):
Trade receivables	1,095	(2,763)
Inventories	10,985	51
Other current assets	3,745	(3,966)
Other non-current assets	7,294	7,741
Trade payables	11,349	1,226
Accrued expenses	17,555	14,250
Federal and state income taxes payable	711	5,586
Other long-term liabilities	(2,751)	(6,903)
Long-term income taxes payable	14	3,450
Total adjustments	69,549	36,781
Net cash provided by operating activities	72,536	59,387
Cash flows from investing activities:
Capital expenditures	(15,304)	(13,996)
Acquisitions, net of cash acquired	(200)	(54,720)
Proceeds from the disposal of assets	7	103
Other	323	34
Net cash used for investing activities	(15,174)	(68,579)
Cash flows from financing activities:
Proceeds from borrowings	—	119,603
Principal payments on long-term debt, finance leases and financing obligations	(247,364)	(103,257)
Exercise of stock options	9	3,730
Dividends paid	(7,435)	(7,417)
Deferred financing costs	(874)	(1,168)
Net cash (used for) provided by financing activities	(255,664)	11,491
(Decrease) increase in cash	(198,302)	2,299
Cash at beginning of period	345,476	6,214
Cash at end of period	$147,174	$8,513
Supplemental information:
Leased assets obtained in exchange for finance lease liabilities	$64,216	$3,099
Leased assets obtained in exchange for operating lease liabilities	13,796	3,632

The accompanying notes are an integral part of these financial statements.

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements (“Consolidated Financial Statements”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statement presentation. The Consolidated Financial Statements include the consolidated accounts of the Company with all intercompany transactions eliminated. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature), which are necessary for a fair statement of the results for the interim period. The Consolidated Financial Statements should be read in conjunction with the Company’s consolidated financial statements and related Notes to Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2020 (“fiscal 2020”). Operating results and cash flows for the quarter ended June 27, 2020 are not necessarily indicative of the results that may be expected for other interim periods or for the fiscal year ending March 27, 2021 (“fiscal 2021”).

Fiscal Year

We report our results on a 52/53 week fiscal year with the fiscal year ending on the last Saturday in March of each year. The following are the dates represented by each fiscal period reported in the Consolidated Financial Statements:

“Quarter Ended Fiscal June 2020”	March 29, 2020 – June 27, 2020 (13 weeks)
“Quarter Ended Fiscal June 2019”	March 31, 2019 – June 29, 2019 (13 weeks)

Fiscal 2021 is a 52 week year.

Reclassifications

Certain amounts in these financial statements have been reclassified to maintain comparability among the periods presented.

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance which eliminates, adds and modifies certain disclosure requirements for fair value measurements. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2019. Early adoption was permitted. We adopted this guidance during the first quarter of fiscal 2021. The adoption of this guidance did not have a material impact on our Consolidated Financial Statements.

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

NOTE 2 – IMPACT OF THE COVID-19 PANDEMIC

In response to the unprecedented and rapid spread of COVID-19 (coronavirus), many U.S. state governments, in states in which we operate, have taken preventative or protective actions, such as issuing stay-at-home restrictions and social distancing measures. State and local governments have ordered temporary closures of some businesses and numerous other businesses have temporarily closed voluntarily. Further, individuals’ ability to travel has been curtailed through mandated travel restrictions and may be further limited through additional voluntary or mandated closures of certain businesses. Substantially all Company-operated retail stores operated under a reduced schedule throughout the quarter to match lower demand.

Given the uncertainties surrounding the impacts of the COVID-19 pandemic on our future financial condition, results of operations and cash flows, we have taken a number of actions in response to prevailing uncertain market conditions. In order to enhance our liquidity position, we took a precautionary measure and borrowed $350 million available to us under our Credit Facility in March 2020. We subsequently repaid $240 million of these borrowings during the quarter ended June 27, 2020. Additionally, we negotiated rent deferrals for a significant number of our stores, as well as other rent reductions. See additional discussion of these rent deferrals and reductions under Note 10.

NOTE 3 – ACQUISITIONS

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

Fiscal 2020

During the first quarter of fiscal 2020, we acquired the following businesses for an aggregate purchase price of $54.1 million. The acquisitions were financed through our existing credit facility. The results of operations for these acquisitions are included in our financial results from the respective acquisition dates.

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

We have recorded the identifiable assets acquired and liabilities assumed at their fair values as of their respective acquisition dates (including any measurement period adjustments), with the consideration transferred and net identifiable liabilities assumed recorded as goodwill as follows:

As of Acquisition Date
(Dollars in thousands)
Inventories	$2,691
Other current assets	371
Property, plant and equipment	1,558
Finance lease and financing obligation assets, net	15,867
Operating lease assets, net	23,411
Intangible assets	1,598
Other non-current assets	103
Long-term deferred income tax assets	3,489
Total assets acquired	49,088
Current portion of finance leases and financing obligations	1,470
Current portion of operating lease liabilities	2,644
Deferred revenue	1,069
Other current liabilities	214
Long-term finance leases and financing obligations	20,750
Long-term operating lease liabilities	25,674
Other long-term liabilities	1,171
Total liabilities assumed	52,992
Total net identifiable liabilities assumed	$(3,904)
Total consideration transferred	$54,093
Less: total net identifiable liabilities assumed	(3,904)
Goodwill	$57,997

The following are the intangible assets acquired and their respective fair value and weighted average useful life:

	As of Acquisition Date
	Dollars in thousands	Weighted Average Useful Life
Customer lists	$1,598	7 years

As a result of the updated purchase price allocations for the entities acquired during the fiscal year ended March 28, 2020, certain of the fair value amounts previously estimated were adjusted during the measurement period. These measurement period adjustments resulted from updated valuation reports and appraisals received from our external valuation specialists, as well as revisions to internal estimates.

The measurement period adjustments were not material to the Consolidated Balance Sheet and Statement of Comprehensive Income for the quarter ended June 27, 2020.

We continue to refine the valuation data and estimates primarily related to inventory, warranty reserves, intangible assets and real property leases for fiscal 2020 acquisitions which closed subsequent to June 29, 2019, and expect to complete the valuations no later than the first anniversary date of the respective acquisition. We anticipate that adjustments will continue to be made to the fair values of identifiable assets acquired and liabilities assumed and those adjustments may or may not be material.

NOTE 4 – EARNINGS PER COMMON SHARE

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

A reconciliation of basic and diluted earnings per common share for the quarters ended June is as follows:

	Quarter Ended
	June 27,	June 29,
	2020	2019
	(Amounts in thousands,
	except per share data)
Numerator for earnings per common share calculation:
Net income	$2,987	$22,606
Less: Preferred stock dividends	(112)	(112)
Income available to common shareholders	$2,875	$22,494
Denominator for earnings per common share calculation:
Weighted average common shares, basic	33,285	33,183
Effect of dilutive securities:
Preferred stock	510	510
Stock options	31	231
Restricted stock	28	40
Weighted average common shares, diluted	33,854	33,964
Basic earnings per common share:	$0.09	$0.68
Diluted earnings per common share:	$0.09	$0.67

The computation of diluted earnings per common share excludes the effect of the assumed exercise of approximately 585,000 and 59,000 stock options for the quarters ended June 27, 2020 and June 29, 2019, respectively. Such amounts were excluded as the exercise price of these stock options was greater than the average market value of our common stock for those periods, resulting in an anti-dilutive effect on diluted earnings per common share.

NOTE 5 – INCOME TAXES

For the quarter ended June 27, 2020, our effective income tax rate was 25.5% compared to 23.1% for the quarter ended June 29, 2019, as discrete items, primarily related to employee share-based compensation, resulted in a larger tax rate benefit in the prior year period.

NOTE 6 – FAIR VALUE

Long-term debt had a carrying amount that approximates a fair value of $326.2 million as of June 27, 2020, as compared to a carrying amount and a fair value of $566.4 million as of March 28, 2020. The carrying value of our debt approximated its fair value due to the variable interest nature of the debt.

NOTE 7 – CASH DIVIDEND

We paid dividends of $7.4 million during the quarter ended June 27, 2020. However, the declaration of and any determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, compliance with charter and credit facility restrictions, and such other factors as the Board of Directors deems relevant. Under our Credit Facility, we may declare, make or pay any dividend or distribution up to $38.5 million in the aggregate for the period from June 30, 2020 to June 30, 2021 if we are in compliance with the financial covenants and other restrictions in the Credit Facility, as amended. For additional information regarding our Credit Facility, see Note 9.

NOTE 8 – REVENUES

Automotive undercar repair and tire sales and services represent the vast majority of our revenues. We also earn revenue from the sale of tire road hazard warranty agreements as well as commissions earned from the delivery of tires on behalf of certain tire vendors.

Revenue from automotive undercar repair and tire sales and services is recognized at the time the customers take possession of their vehicle or merchandise. For sales to certain customers that are financed through the offering of credit on account, payment terms are established for customers based on our pre-established credit requirements. Payment terms vary depending on the customer and generally range from 15 to 45 days. Based on the nature of receivables, no significant financing components exist. Sales are recorded net of discounts, sales incentives and rebates, sales taxes and estimated returns and allowances. We estimate the reduction to sales and cost of sales for returns based on current sales levels and our historical return experience. Such amounts are immaterial to our Consolidated Financial Statements.

Revenue from the sale of tire road hazard warranty agreements (included in the Tires product group in the second table below) is initially deferred and is recognized over the contract period as costs are expected to be incurred in performing such services, typically 21 to 36 months. The amounts recorded for deferred revenue balances at June 27, 2020 and March 28, 2020 were $17.0 million and $18.5 million, respectively, of which $12.3 million and $13.1 million, respectively, are reported in Deferred revenue and $4.7 million and $5.4 million, respectively, are reported in Other long-term liabilities in our Consolidated Balance Sheets.

The following table summarizes deferred revenue related to road hazard warranty agreements from March 28, 2020 to June 27, 2020:

Dollars in
thousands
Balance at March 28, 2020	$18,506
Deferral of revenue	3,169
Deferral of revenue from acquisitions	—
Recognition of revenue	(4,643)
Balance at June 27, 2020	$17,032

We expect to recognize $10.2 million of deferred revenue related to road hazard warranty agreements in the remainder of fiscal 2021, $5.6 million of deferred revenue during our fiscal year ending March 26, 2022, and $1.2 million of deferred revenue thereafter.

Under various arrangements, we receive from certain tire vendors a delivery commission and reimbursement for the cost of the tire that we may deliver to customers on behalf of the tire vendor. The commission we earn from these transactions is as an agent and the net amount retained is recorded as sales. (Included in the Tires product group in the following table.)

The following table summarizes disaggregated revenue by product group:

	Quarter Ended
	June 27,	June 29,
	2020	2019
	(Dollars in thousands)
Revenues:
Brakes	$28,564	$46,776
Exhaust	4,432	6,953
Steering	18,468	26,232
Tires	137,270	154,065
Maintenance	57,620	82,174
Other	705	863
Total	$247,059	$317,063

NOTE 9 – LONG-TERM DEBT

In April 2019, we entered into a new five year $600 million revolving credit facility agreement with eight banks (the “Credit Facility”). Interest only is payable monthly throughout the Credit Facility’s term. The borrowing capacity for the Credit Facility of $600 million includes an accordion feature permitting us to request an increase in availability of up to an additional $250 million.

On June 11, 2020, we entered into a First Amendment to the Credit Facility (the “First Amendment”), which, among other things, amends the terms of certain of the financial and restrictive covenants in the credit agreement through the first quarter of fiscal 2022 to provide us with additional flexibility to operate our business. The First Amendment will permanently amend the interest rate charged on borrowings to be based on the greater of adjusted one-month LIBOR or 0.75%. For the period from June 30, 2020 to June 30, 2021, the minimum interest rate spread charged on borrowings will be 225 basis points over LIBOR. Additionally, during the same period, we may declare, make or pay any dividend or distribution up to $38.5 million in the aggregate and the acquisition of stores or other businesses up to $100 million in the aggregate are permitted if we are in compliance with the financial covenants and other restrictions in the First Amendment and Credit Facility. Except as amended by the First Amendment, the remaining terms of the credit agreement remain in full force and effect.

In order to enhance our liquidity position during the COVID-19 pandemic, we took a precautionary measure and borrowed $350 million available to us under our Credit Facility in March 2020. We subsequently repaid $240 million of these borrowings during the quarter ended June 27, 2020. The net availability under the Credit Facility was $240.2 million at June 27, 2020.

We were in compliance with all debt covenants at June 27, 2020.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Payments due by period under long-term debt, other financing instruments and commitments are as follows:

		Within	2 to	4 to	After
	Total	1 Year	3 Years	5 Years	5 Years
	(Dollars in thousands)
Principal payments on long-term debt	$326,200			$326,200
Finance lease commitments/financing obligations (a)	503,276	$52,009	$104,839	97,008	$249,420
Operating lease commitments (a)	243,829	36,422	66,101	53,192	88,114
Accrued rent	3,118	2,764	319	18	17
Other liabilities	1,733	800	933	—	—
Total	$1,078,156	$91,995	$172,192	$476,418	$337,551

_______________

(a)Operating and finance lease commitments represent future undiscounted lease payments and include $62.5 million and $96.1 million, respectively, related to options to extend lease terms that are reasonably certain of being exercised.

In the first quarter of fiscal 2021, we negotiated rent deferrals for a significant number of our stores, with repayment at later dates, primarily in the third and fourth quarters of fiscal 2021 and the first and second quarters of fiscal 2022. These concessions provide a deferral of rent payments with no substantive changes to the original contract. Consistent with updated guidance from the FASB in April 2020, we have elected to treat the rent deferrals as accrued liabilities. The accrued rent reflected in the table above includes $1.5 million related to rent deferrals and $1.6 million due to timing of other lease related expenses. We will continue to recognize expense during the deferral periods.

In addition, we negotiated rent reductions with certain landlords on approximately 20% of our leases in exchange for extending our current lease term during the first quarter of fiscal 2021. As these agreements represent substantive changes to our contractual obligations, the leases were remeasured in accordance with existing guidance. As a result, finance lease and financing obligation assets, net and finance leases and financing obligations were increased by $59.8 million and $56.3 million, respectively, and operating lease assets, net and operating lease liabilities were increased by $13.8 million and $17.3 million, respectively. The negotiated terms were generally consistent with terms of normal renewal agreements.

We believe that we can fulfill our commitments utilizing our cash flow from operations and, if necessary, cash on hand and/or bank financing.

As of the date of this report, there were no material changes to our contingencies since March 28, 2020, as reported in our Form 10-K for the fiscal year ended March 28, 2020.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts, including (without limitation) statements made in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, may contain statements of future expectations and other forward-looking statements made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, the words “anticipates,” “believes,” “contemplates,” “expects,” “see,” “could,” “may,” “estimate,” “appear,” “intend,” “plans,” “potential,” “strategy,” “will” and variations thereof and similar expressions, are intended to identify forward-looking statements. Forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed. These factors include, but are not necessarily limited to, product demand, dependence on and competition within the primary markets in which Monro’s stores are located, the need for and costs associated with store renovations and other capital expenditures, the duration and impact of the COVID-19 pandemic and its impact on our customers, executive officers and employees, the effect of economic conditions, seasonality, the impact of weather conditions and natural disasters, the impact of competitive services and pricing, parts supply restraints or difficulties, our dependence on vendors, including foreign vendors, changes in U.S. or foreign trade policies, including the impacts of tariffs on products imported from China, industry regulation, risks relating to leverage and debt service (including sensitivity to fluctuations in interest rates), continued availability of capital resources and financing, advances in automotive technologies, disruption or unauthorized access to our computer systems, risks relating to protection of customer and employee personal data, business interruptions, risks relating to litigation, risks relating to integration of acquired businesses, including goodwill impairment and the risks set forth in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended March 28, 2020. Except as required by law, we do not undertake and specifically disclaim any obligation to update any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. References to fiscal 2021 and fiscal 2020 in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to our fiscal years ending March 27, 2021 and March 28, 2020, respectively.

Impact of the COVID-19 Pandemic

In response to the unprecedented and rapid spread of COVID-19 (coronavirus), many U.S. state governments, in states in which we operate, have taken preventative or protective actions, such as issuing stay-at-home restrictions and social distancing measures. State and local governments have ordered temporary closures of some businesses and numerous other businesses have temporarily closed voluntarily. Further, individuals’ ability to travel has been curtailed through mandated travel restrictions and may be further limited through additional voluntary or mandated closures of certain businesses.

As a result, demand for automotive undercar repair and tire sales and services declined at a rapid pace and has remained depressed, which has had an unprecedented and materially adverse impact on our results of operations and business operations. Although demand improved during the quarter ended June 27, 2020, we experienced a significant decline in traffic throughout the quarter, as compared to the prior year, due to the COVID-19 pandemic. During the quarter in midst of the COVID-19 pandemic, comparable store sales decreased 25.8% from the same period in the prior year. (We define comparable store sales as sales for stores that have been opened or acquired at least one fiscal year prior to March 29, 2020.) Substantially all Company-operated retail stores operated under a reduced schedule throughout the quarter to match lower demand.

Given the uncertainties surrounding the impacts of the COVID-19 pandemic on our future financial condition, results of operations and cash flows, we have taken a number of actions in response to prevailing uncertain market conditions. In order to enhance our liquidity position, we took a precautionary measure and borrowed $350 million available to us under our credit facility in March 2020. We subsequently repaid $240 million of these borrowings during the quarter ended June 27, 2020. To improve our liquidity, we took the following measures during the first quarter of fiscal 2021 to reduce costs and improve cash flows: (i) suspended all non-critical capital expenditures, including the suspension of all capital expenditures related to our store rebrand and reimage initiatives; (ii) reduced store hours and store labor to align with reduced demand across our store locations; (iii) undertook significant reductions in operating expenses across the Company, including non-store compensation expense through the furlough of or other reduction to certain members of our non-store workforce; and (iv) paused any acquisitions activity until we are able to better understand the impact of the COVID-19 pandemic. Additionally, we negotiated rent deferrals for a significant number of our stores, as well as other rent reductions.

To protect our employees and customers, we have implemented strict cleaning and sanitation measures. In addition, we have provided face masks and other protective equipment, including sneeze guards installed at each sales counter, necessary to ensure the safety our employees and customers. We have also implemented various measures intended to reduce the spread of COVID-19 among our non-store workforce including working from home and encouraging employees to adhere to prevention measures recommended by the Centers for Disease Control and the World Health Organization. Since our non-store workforce is able to work remotely using various technology tools, we are able to maintain our operations and internal controls over financial reporting and disclosures.

Despite the challenges, some positive signs have begun to emerge. Since the low point during the beginning of April, we have experienced steady improvement in sales driven by improvement in traffic. However, there can be no assurance as to the time required to fully recover operations and sales to pre-pandemic levels or if we will reach those levels again.

Current Trends

Although we experienced a significant decline in traffic during the first quarter of fiscal 2021, Company-operated stores have experienced a steady improvement in sales. The following table presents information about our current trends in the fiscal months of the first quarter of fiscal 2021, as well as the fiscal month of July subsequent to the end of the quarter. There is no assurance that these trends will continue.

	Fiscal Month Ended
	April	May	June	July
Comparable store sales % (year-over-year decline)	(41)%	(24)%	(14)%	(12)%

As we move through this transition and anticipate sales trends to improve, we expect to incur some labor inefficiencies as we adjust to new operating models and federal and local health and safety protocols with a goal to remain as efficient as possible while still offering safe and high quality service to our customers. Those labor inefficiencies may include difficulty in hiring employees required to maintain store staffing levels needed to meet demand. We will also incur additional costs and investments in supplies necessary to keep our teams and customers safe, such as face masks, hand sanitizer and cleaning supplies, which are all expected to be ongoing costs for the duration of the COVID-19 pandemic and recovery period.

Given the unpredictable nature of this situation, we cannot estimate with certainty the long-term impacts of the COVID-19 pandemic on our business, financial condition, results of operations, and cash flows.

As of July 31, 2020, we had $143.3 million in cash on hand. During the month of July 2020, we have paid down an additional $19.9 million in borrowings from our five-year $600 million revolving credit facility with eight banks (the “Credit Facility”). We believe we have sufficient liquidity available from operating cash flow and, if necessary, cash on hand and/or bank financing to support our operations for at least the next 12 months.

Non-GAAP Financial Measures

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes certain financial measures, such as adjusted net income and adjusted diluted earnings per common share (“EPS”) not derived in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Non-GAAP financial measures should not be used as a substitute for GAAP financial measures, or considered in isolation, for the purpose of analyzing our operating performance, financial position or cash flows, and may not be comparable to similarly titled non-GAAP financial measures used by other companies. We have included reconciliations of the non-GAAP financial measures used in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to their most directly comparable GAAP measures in the section titled “Reconciliation of Non-GAAP Financial Measures” below.

Results of Operations

The following table sets forth income statement data of Monro expressed as a percentage of sales for the fiscal periods indicated:

	Quarter Ended
	June 27,	June 29,
	2020 (a)	2019 (a)
Sales	100.0%	100.0%
Cost of sales, including distribution and occupancy costs	64.6	59.6
Gross profit	35.4	40.4
Operating, selling, general and administrative expenses	30.8	28.9
Operating income	4.6	11.5
Interest expense, net of interest income	3.0	2.3
Other income, net	—	(0.1)
Income before income taxes	1.6	9.3
Provision for income taxes	0.4	2.1
Net income	1.2%	7.1%

_____________

(a) The table may not subtract down by +/- 0.1% due to rounding as percentages are calculated based on unrounded numbers.

First Quarter Ended June 27, 2020 as Compared to First Quarter Ended June 29, 2019

Sales were $247.1 million for the quarter ended June 27, 2020 as compared with $317.1 million for the quarter ended June 29, 2019. The sales decrease of $70.0 million, or 22.1%, was due to a decrease in comparable store sales for the quarter ended June 27, 2020 of 25.8% as compared to the same period in the prior quarter. Additionally, there was a decrease in sales from closed stores amounting to $3.1 million in the quarter. Partially offsetting these decreases was an increase of $12.7 million related to new stores, of which $11.1 million came from fiscal 2020 acquisitions. There were 90 selling days in the quarter ended June 27, 2020 and in the quarter ended June 29, 2019.

At June 27, 2020, we had 1,247 Company-operated stores in operation and 97 franchised locations as compared with 1,251 Company-operated stores in operation and 98 franchised locations at June 29, 2019. At March 28, 2020, we had 1,283 Company-operated stores in operation and 98 franchised locations. During the quarter ended June 27, 2020, we closed 36 Company-operated stores. Additionally, one franchised location was closed during the quarter ended June 27, 2020.

Comparable store brakes, maintenance services, and tires category sales for the quarter ended June 27, 2020 decreased by approximately 41%, 35%, and 14%, respectively, from the prior year quarter. Additionally, alignment, front end/shocks, and exhaust category sales for the quarter ended June 27, 2020 decreased by approximately 32%, 36%, and 37%, respectively, on a comparable store basis as compared to the same period in the prior year. Comparable store sales were impacted by lower traffic resulting from the impact of the COVID-19 pandemic in our markets, partially offset by higher average ticket.

Gross profit for the quarter ended June 27, 2020 was $87.5 million or 35.4% of sales as compared with $128.1 million or 40.4% of sales for the quarter ended June 29, 2019. The decrease in gross profit for the quarter ended June 27, 2020, as a percentage of sales, was due primarily to an increase in material costs, as a percentage of sales, as a result of a shift in sales mix to tires and lower vendor rebates due to slower inventory turns, as well as an increase in distribution and occupancy costs, as a percentage of sales, as we lost leverage on these largely fixed costs with lower overall comparable store sales. Partially offsetting these increases was a decrease in labor costs, which decreased from the prior year quarter as a percentage of sales, due to reductions to store staffing levels related to our store staffing optimization initiative during the COVID-19 pandemic.

Operating expenses for the quarter ended June 27, 2020 were $76.1 million or 30.8% of sales as compared to $91.8 million or 28.9% of sales for the quarter ended June 29, 2019. The decrease of $15.7 million in operating expenses from the comparable period of the prior year is primarily due to decreased expenses as a result of focused cost control measures taken in response to the COVID-19 pandemic, including reducing store staffing to match lower demand and realigned marketing spend toward digital channels. The decrease in operating expenses from the comparable period of the prior year also reflect lower expenses from a net reduction of four stores compared to the prior year period. Partially offsetting these decreases was an increase in store closure costs of $2.5 million.

Operating income for the quarter ended June 27, 2020 of approximately $11.4 million decreased by 68.7% as compared to operating income of approximately $36.4 million for the quarter ended June 29, 2019, and decreased as a percentage of sales from 11.5% to 4.6% for the reasons described above.

Net interest expense for the quarter ended June 27, 2020 increased by approximately $0.2 million as compared to the same period in the prior year, and increased from 2.3% to 3.0% as a percentage of sales for the same periods. The weighted average debt outstanding for the quarter ended June 27, 2020 increased by approximately $486 million as compared to the quarter ended June 29, 2019. This increase is primarily related to an increase in debt outstanding under our Credit Facility that was borrowed in response to the COVID-19 pandemic in late fiscal 2020, as well as an increase in finance lease debt recorded in connection with the fiscal 2020 acquisitions and greenfield expansion, along with renegotiated leases. Partially offsetting these increases was a decrease in the weighted average interest rate of approximately 350 basis points from the prior year quarter due to a decrease in Credit Facility borrowing rates, as well as lower borrowing rates associated with new leases.

Income before income taxes for the quarter ended June 27, 2020 of approximately $4.0 million decreased by 86.4% as compared to income before income taxes of approximately $29.4 million for the quarter ended June 29, 2019, and decreased as a percentage of sales from 9.3% to 1.6% for the reasons described above.

For the quarter ended June 27, 2020, our effective income tax rate was 25.5% compared to 23.1% for the quarter ended June 29, 2019, as discrete items, primarily related to employee share-based compensation, resulted in a larger tax rate benefit in the prior year period.

Net income for the quarter ended June 27, 2020 of $3.0 million decreased 86.8% from net income for the quarter ended June 29, 2019. Adjusted net income (a non-GAAP financial measure) was $5.1 million and $23.4 million for the quarters ended June 27, 2020 and June 29, 2019, respectively. Diluted EPS for the quarter ended June 27, 2020 of $0.09 decreased 86.6% as compared to diluted EPS of $0.67 for the quarter ended June 29, 2019. Adjusted diluted EPS (a non-GAAP financial measure) was $0.15 and $0.69 for the quarters ended June 27, 2020 and June 29, 2019, respectively. Please refer to the “Reconciliation of Non-GAAP Financial

Measures” section below for a discussion of these non-GAAP financial measures, adjusted net income and adjusted diluted EPS, and the reconciliations to their most comparable GAAP measures, net income and diluted EPS, respectively.

Reconciliation of Non-GAAP Financial Measures

In addition to reporting net income and diluted EPS, which are GAAP measures, this Form 10-Q includes adjusted net income and adjusted diluted EPS, which are non-GAAP financial measures. We have included reconciliations to adjusted net income and adjusted diluted EPS from our most directly comparable GAAP measures, net income and diluted EPS, below. Management views these non-GAAP financial measures as indicators to better assess comparability between periods because management believes these non-GAAP financial measures reflect the core business operations while excluding certain non-recurring items and items related to Monro.Forward or acquisition initiatives.

These non-GAAP financial measures are not intended to represent, and should not be considered more meaningful than, or as an alternative to, their most directly comparable GAAP measures. These non-GAAP financial measures may be different from similarly titled non-GAAP financial measures used by other companies.

Adjusted net income is summarized as follows:

Reconciliation of Adjusted Net Income
	Quarter Ended
	June 27,	June 29,
	2020	2019
	(Dollars in thousands)
Net income	$2,987	$22,606
Store closing costs	2,527	—
Monro.Forward initiative costs	182	538
Acquisition due diligence and integration costs	17	482
Provision for income taxes on adjustments	(641)	(255)
Adjusted net income	$5,072	$23,371

Adjusted diluted EPS is summarized as follows:

Reconciliation of Adjusted Diluted EPS
	Quarter Ended
	June 27,	June 29,
	2020 (a)	2019
Diluted EPS	$0.09	$0.67
Store closing costs	0.06	—
Monro.Forward initiative costs	—	0.01
Acquisition due diligence and integration costs	—	0.01
Adjusted diluted EPS	$0.15	$0.69

_____________

(a)For the quarter ended June 27, 2020, the Monro.Forward initiative and acquisition due diligence and integration costs are each minor in amount, net of the impact from income taxes, to have an impact on the calculation of adjusted diluted EPS.

The adjustments to diluted EPS reflect adjusted effective tax rates of 23.5% and 25.0% for the quarters ended June 27, 2020 and June 29, 2019, respectively. These adjusted effective tax rates exclude the income tax impacts from stock based compensation. See adjustments from the Reconciliation of Adjusted Net Income table above for pre-tax amounts.

Capital Resources, Commitments and Liquidity

Capital Resources

Our primary capital requirements in fiscal 2021 are the upgrading of facilities and systems and the funding of our store expansion program, including potential acquisitions of existing store chains. For the quarter ended June 27, 2020, we spent approximately $15.5 million on these items, of which approximately $9.9 million was related to our Monro.Forward initiatives, including our store technology infrastructure upgrade project. Capital requirements were met primarily by cash flow from operations and from cash on hand. While we suspended all capital expenditures related to our store rebrand and reimage initiatives during the first quarter of fiscal 2021, we expect to gradually resume this program in the second quarter of fiscal 2021.

We paid dividends of $7.4 million during the quarter ended June 27, 2020. However, the declaration of and any determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, compliance with charter and restrictions under the Credit Facility, and such other factors as the Board of Directors deems relevant. Under our Credit Facility, we may declare, make or pay any dividend or distribution up to $38.5 million in the aggregate for the period from June 30, 2020 to June 30, 2021 if we are in compliance with the financial covenants and other restrictions in the Credit Facility, as amended.

Because acquisitions remain a pillar of our growth strategy, we are evaluating potential acquisition candidates that we believe would fit our growth strategy while maintaining financial discipline. We believe we have sufficient resources available (including cash flow from operations and, if necessary, cash on hand and/or bank financing) to expand our business as currently planned for the next twelve months.

Commitments

Payments due by period under long-term debt, other financing instruments and commitments are as follows:

		Within	2 to	4 to	After
	Total	1 Year	3 Years	5 Years	5 Years
	(Dollars in thousands)
Principal payments on long-term debt	$326,200			$326,200
Finance lease commitments/financing obligations (a)	503,276	$52,009	$104,839	97,008	$249,420
Operating lease commitments (a)	243,829	36,422	66,101	53,192	88,114
Accrued rent	3,118	2,764	319	18	17
Other liabilities	1,733	800	933	—	—
Total	$1,078,156	$91,995	$172,192	$476,418	$337,551

_______________

(a)Operating and finance lease commitments represent future undiscounted lease payments and include $62.5 million and $96.1 million, respectively, related to options to extend lease terms that are reasonably certain of being exercised.

In the first quarter of fiscal 2021, we negotiated rent deferrals for a significant number of our stores, with repayment at later dates, primarily in the third and fourth quarters of fiscal 2021 and the first and second quarters of fiscal 2022. These concessions provide a deferral of rent payments with no substantive changes to the original contract. Consistent with updated guidance from the FASB in April 2020, we have elected to treat the rent deferrals as accrued liabilities. The accrued rent reflected in the table above includes $1.5 million related to rent deferrals and $1.6 million due to timing of other lease related expenses.

In addition, we negotiated rent reductions with certain landlords on approximately 20% of our leases in exchange for extending our current lease term during the first quarter of fiscal 2021. As these agreements represent substantive changes to our contractual obligations, the leases were remeasured in accordance with existing guidance. As a result, finance lease and financing obligation assets, net and finance leases and financing obligations were increased by $59.8 million and $56.3 million, respectively, and operating lease assets, net and operating lease liabilities were increased by $13.8 million and $17.3 million, respectively. The negotiated terms were generally consistent with terms of normal renewal agreements.

Liquidity

In April 2019, we entered into a new five-year $600 million revolving Credit Facility with eight banks that will expire in April 2024. Interest only is payable monthly throughout the Credit Facility’s term. The borrowing capacity for the Credit Facility of $600 million includes an accordion feature permitting us to request an increase in availability of up to an additional $250 million. The Credit Facility bears interest at 75 to 200 basis points over LIBOR (or replacement index) or at the prime rate, depending on the type of borrowing and the rates then in effect. The Credit Facility requires fees payable quarterly throughout the term between 0.125% and 0.35% of the amount of the average net availability under the Credit Facility during the preceding quarter. There was $326.2 million outstanding under the Credit Facility at June 27, 2020.

Within the Credit Facility, we have a sub-facility of $80 million available for the purpose of issuing standby letters of credit. The line requires fees aggregating 87.5 to 212.5 basis points annually of the face amount of each standby letter of credit, payable quarterly in arrears. There was a $33.6 million outstanding letter of credit at June 27, 2020.

The net availability under the Credit Facility at June 27, 2020 was $240.2 million.

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

We were in compliance with all debt covenants at June 27, 2020.

We believe that we can fulfill our commitments and working capital needs utilizing our cash flow from operations and, if necessary, cash on hand and/or bank financing for at least the next 12 months and the foreseeable future.

In addition, we have financed certain store properties with finance leases/financing obligations, which amounted to $384.0 million at June 27, 2020 and are due in installments through March 2049.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 1 to our Consolidated Financial Statements for a discussion of the impact of recently issued accounting standards on our Consolidated Financial Statements as of June 27, 2020 and the expected impact on the Consolidated Financial Statements for future periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from potential changes in interest rates. As of June 27, 2020, excluding finance leases and financing obligations, we had no debt financing at fixed interest rates, of which the fair value would be affected by changes in market interest rates. Our cash flow exposure on floating rate debt would result in annual interest expense fluctuations of approximately $3.3 million based upon our debt position at June 27, 2020 and approximately $5.7 million based upon our debt position at March 28, 2020, respectively, given a change in LIBOR of 100 basis points.

Debt financing had a carrying amount that approximates a fair value of $326.2 million as of June 27, 2020, as compared to a carrying amount and a fair value of $566.4 million as of March 28, 2020.

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

Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended June 27, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MONRO, INC.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party or subject to any legal proceedings other than certain claims and lawsuits that arise in the normal course of our business. We do not believe that such claims or lawsuits, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

Item 1A. Risk Factors

Except as stated below, there have been no material changes from the risk factors previously disclosed in Part I – Item 1A of the Company’s Form 10-K for the fiscal year ended March 28, 2020.

Matters related to the COVID-19 pandemic have and will continue to significantly and adversely impact our business, financial position, results of operations and cash flows.

The spread of COVID-19 has created a global public health crisis that has resulted in widespread volatility and deteriorations in household, business, economic and market conditions. We have experienced negative impacts to demand for our products and services from the COVID-19 pandemic, which has and will continue to adversely affect our results of operations, and we are continuing to experience significant disruption to our normal business operations and planned implementation of certain strategic initiatives.

Our business will continue to be affected by the broader economic effects from the COVID-19 pandemic and related regulatory and individual actions, including customer demand for our products and services. Because more people in the United States are working from home, those workers will likely drive less often, and are less likely to require our services or will require our services less often. If this trend continues, we may see a permanent decline in demand for our services. Although travel by car may replace air travel as the preferred means of transportation because of fear of the spread of COVID-19, the recessionary economic environment resulting from the COVID-19 pandemic may reduce levels of leisure travel, which would reduce the demand for our products and services. We anticipate disruption to the demand for our products and services throughout the course of the pandemic. For example, in the first quarter of fiscal 2021, we experienced significant declines in comparable store sales compared to the first quarter of fiscal 2020 due to lower store traffic and reduced store hours as a result of our, individuals’, and governmental responses to the COVID-19 pandemic. Additionally, our growth strategy was impacted by the pandemic, as we paused all store acquisition, rebrand, and reimage initiatives during the first quarter of fiscal 2021 in order to focus our efforts on determining the full impact of the COVID-19 pandemic on our business.

While we have so far been able to source required products at reasonable cost, the pandemic may also affect our supply chain in ways that are beyond our control. We may also incur costs or experience further disruption to comply with new or changing regulations in response to the pandemic.

In addition, our continuing response to the pandemic could divert management’s attention from our key strategic priorities, increase costs as we prioritize health and safety matters for our teammates and customers, cause us to reduce, delay, alter or abandon initiatives that may otherwise increase our long-term value, increase vulnerability to information technology or cybersecurity related risks as certain of our teammates work remotely and otherwise continue to disrupt our business operations. For example, we have and expect to continue to incur additional costs and investments in supplies necessary to keep our teams and customers safe, such as face masks, hand sanitizer and cleaning supplies. We expect to encounter labor inefficiencies as we adjust to new protocols and operating models to adapt to operating during the pandemic while experiencing what we believe will be an increase in sales activity from the first quarter of fiscal 2021. Those labor inefficiencies may include difficulty in hiring employees if enhanced unemployment benefits are signed into law. As our teammates return to more normalized store hours, there will also be increased risks to the health and safety of our employees and customers, particularly if there were to be one or more clusters of COVID-19 cases occurring at any of our stores or our corporate headquarters. We may also be subject to enhanced legal risks, including potential litigation related to the COVID-19 pandemic.

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

We are unable to estimate the impact of the COVID-19 pandemic with certainty on our business and operations at this time. The pandemic could cause us to experience impairment of our goodwill and other financial assets, further reduce demand for our products and services and other adverse impacts on our financial position, results of operations and cash flows. Sustained adverse effects may also prevent us from satisfying financial covenants in our credit agreement or result in downgrades in our credit ratings.

Item 6. Exhibits

Exhibit Index

10.22a – Amendment No. 1 to Amended and Restated Credit Agreement, dated as of June 11, 2020 (June 2020 Form 8-K, Exhibit No. 22a).

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

101.CAL - XBRL Taxonomy Extension Calculation Linkbase

104 - Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONRO, INC.

DATE: August 6, 2020	By:	/s/ Brett T. Ponton
Brett T. Ponton
Chief Executive Officer and President (Principal Executive Officer)

DATE: August 6, 2020	By:	/s/ Brian J. D’Ambrosia
Brian J. D’Ambrosia
Executive Vice President-Finance, Chief Financial Officer and
Treasurer (Principal Financial Officer and Principal Accounting Officer)