Form 10-Q
period 2020-09-26
MONRO, INC.
filed 2020-11-05
CIK 876427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________________________________

FORM 10-Q

____________________________________________________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2020.

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

As of October 23, 2020, 33,307,406 shares of the registrant's common stock, $0.01 par value per share, were outstanding.

MONRO, INC.

MONRO, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MONRO, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 26,	March 28,
	2020	2020
	(Dollars in thousands)
Assets
Current assets:
Cash and equivalents	$81,453	$345,476
Trade receivables	14,022	14,510
Federal and state income taxes receivable	6,688	8,056
Inventories	167,739	187,441
Other current assets	45,632	40,537
Total current assets	315,534	596,020
Property, plant and equipment	696,570	682,932
Less - Accumulated depreciation and amortization	(368,308)	(354,295)
Net property, plant and equipment	328,262	328,637
Finance lease and financing obligation assets, net	272,179	196,575
Operating lease assets, net	202,866	199,729
Goodwill	671,831	671,843
Intangible assets, net	27,681	29,781
Other non-current assets	19,199	20,688
Long-term deferred income tax assets	5,930	6,184
Total assets	$1,843,482	$2,049,457
Liabilities and Shareholders' Equity
Current liabilities:
Current portion of finance leases and financing obligations	$35,713	$32,257
Current portion of operating lease liabilities	29,960	30,181
Trade payables	127,615	99,504
Accrued payroll, payroll taxes and other payroll benefits	12,373	14,429
Accrued insurance	46,484	43,387
Deferred revenue	11,837	13,129
Other current liabilities	34,333	22,049
Total current liabilities	298,315	254,936
Long-term debt	231,300	566,400
Long-term finance leases and financing obligations	364,598	298,373
Long-term operating lease liabilities	178,368	170,954
Other long-term liabilities	21,495	12,873
Long-term deferred income tax liabilities	11,558	10,069
Long-term income taxes payable	1,481	1,412
Total liabilities	1,107,115	1,315,017
Commitments and contingencies
Shareholders' equity:
Class C Convertible Preferred Stock, $1.50 par value, $0.064 conversion value, 150,000 shares authorized; 21,802 shares issued and outstanding	33	33
Common Stock, $0.01 par value, 65,000,000 shares authorized; 39,667,277 and 39,644,228 shares issued at September 26, 2020 and March 28, 2020, respectively	397	396
Treasury Stock, 6,359,871 shares, at cost	(108,729)	(108,729)
Additional paid-in capital	231,095	229,774
Accumulated other comprehensive loss	(7,229)	(6,889)
Retained earnings	620,800	619,855
Total shareholders' equity	736,367	734,440
Total liabilities and shareholders' equity	$1,843,482	$2,049,457

The accompanying notes are an integral part of these financial statements.

MONRO, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Quarter Ended		Six Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
	(Dollars in thousands, except per share data)
Sales	$288,587	$324,113	$535,646	$641,177
Cost of sales, including distribution and occupancy costs	184,061	202,040	343,666	390,957
Gross profit	104,526	122,073	191,980	250,220
Operating, selling, general and administrative expenses	80,101	88,716	156,154	180,493
Operating income	24,425	33,357	35,826	69,727
Interest expense, net of interest income	7,322	6,961	14,707	14,117
Other income, net of other loss	(77)	(207)	(68)	(382)
Income before income taxes	17,180	26,603	21,187	55,992
Provision for income taxes	4,334	6,289	5,354	13,072
Net income	$12,846	$20,314	$15,833	$42,920
Other comprehensive loss:
Changes in pension, net of tax benefit	(170)	(88)	(340)	(177)
Other comprehensive loss	(170)	(88)	(340)	(177)
Comprehensive income	$12,676	$20,226	$15,493	$42,743
Earnings per common share:
Basic	$0.38	$0.61	$0.47	$1.29
Diluted	$0.38	$0.60	$0.47	$1.26
Weighted average number of common shares outstanding used in computing earnings per share:
Basic	33,297	33,244	33,291	33,214
Diluted	33,849	33,979	33,851	33,971

The accompanying notes are an integral part of these financial statements.

MONRO, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(UNAUDITED)

(Dollars and shares in thousands)

		Class C Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained
		Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Total
	Balance at June 29, 2019	22	$33	39,582	$396	6,360	$(108,729)	$224,742	$(4,625)	$606,771	$718,588
	Net income									20,314	20,314
	Other comprehensive loss:
	Pension liability adjustment ($118) pre-tax								(88)		(88)
Cash dividends (1):	Preferred									(112)	(112)
	Common									(7,319)	(7,319)
	Dividend payable									(13)	(13)
	Activity related to equity-based plans			46				1,244			1,244
	Stock-based compensation							962			962
	Balance at September 28, 2019	22	$33	39,628	$396	6,360	$(108,729)	$226,948	$(4,713)	$619,641	$733,576

	Balance at June 27, 2020	22	$33	39,646	$396	6,360	$(108,729)	$230,683	$(7,059)	$615,396	$730,720
	Net income									12,846	12,846
	Other comprehensive loss:
	Pension liability adjustment ($226) pre-tax								(170)		(170)
Cash dividends (1):	Preferred									(112)	(112)
	Common									(7,328)	(7,328)
	Dividend payable									(2)	(2)
	Activity related to equity-based plans			21	1			(199)			(198)
	Stock-based compensation							611			611
	Balance at September 26, 2020	22	$33	39,667	$397	6,360	$(108,729)	$231,095	$(7,229)	$620,800	$736,367

	Balance at March 30, 2019	22	$33	39,511	$395	6,360	$(108,729)	$220,173	$(4,536)	$592,174	$699,510
	Accounting change - cumulative effect									(582)	(582)
	Adjusted balance	22	33	39,511	395	6,360	(108,729)	220,173	(4,536)	591,592	698,928
	Net income									42,920	42,920
	Other comprehensive loss:
	Pension liability adjustment ($235) pre-tax								(177)		(177)
Cash dividends (1):	Preferred									(224)	(224)
	Common									(14,624)	(14,624)
	Dividend payable									(23)	(23)
	Activity related to equity-based plans			117	1			4,888			4,889
	Stock-based compensation							1,887			1,887
	Balance at September 28, 2019	22	$33	39,628	$396	6,360	$(108,729)	$226,948	$(4,713)	$619,641	$733,576

	Balance at March 28, 2020	22	$33	39,645	$396	6,360	$(108,729)	$229,774	$(6,889)	$619,855	$734,440
	Net income									15,833	15,833
	Other comprehensive loss:
	Pension liability adjustment ($453) pre-tax								(340)		(340)
Cash dividends (1):	Preferred									(224)	(224)
	Common									(14,651)	(14,651)
	Dividend payable									(13)	(13)
	Activity related to equity-based plans			22	1			(194)			(193)
	Stock-based compensation							1,515			1,515
	Balance at September 26, 2020	22	$33	39,667	$397	6,360	$(108,729)	$231,095	$(7,229)	$620,800	$736,367

(1)First and second quarter fiscal year 2021 dividend payments of $0.22 per common share or common share equivalent paid on June 22, 2020 and September 8, 2020. First and second quarter fiscal year 2020 dividend payments of $0.22 per common share or common share equivalent paid on June 17, 2019 and September 9, 2019.

The accompanying notes are an integral part of these financial statements.

MONRO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	September 26,	September 28,
	2020	2019
	(Dollars in thousands)
	Increase (Decrease) in Cash
Cash flows from operating activities:
Net income	$15,833	$42,920
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	37,877	30,328
Stock-based compensation expense	1,515	1,887
Loss (gain) on disposal of assets	109	(1,287)
Impairment of long-lived assets	99	78
Net change in deferred income taxes	1,856	4,796
Change in operating assets and liabilities (excluding acquisitions):
Trade receivables	488	(2,386)
Inventories	19,879	2,860
Other current assets	(5,095)	(7,644)
Other non-current assets	17,323	10,383
Trade payables	28,111	4,488
Accrued expenses	12,055	4,216
Federal and state income taxes payable	1,368	3,794
Other long-term liabilities	(5,792)	(14,838)
Long-term income taxes payable	69	502
Total adjustments	109,862	37,177
Net cash provided by operating activities	125,695	80,097
Cash flows from investing activities:
Capital expenditures	(23,644)	(23,755)
Acquisitions, net of cash acquired	(400)	(65,020)
Proceeds from the disposal of assets	68	124
Other	388	294
Net cash used for investing activities	(23,588)	(88,357)
Cash flows from financing activities:
Proceeds from borrowings	—	226,628
Principal payments on long-term debt, finance leases and financing obligations	(350,391)	(207,772)
Exercise of stock options	10	5,256
Dividends paid	(14,875)	(14,848)
Deferred financing costs	(874)	(1,168)
Net cash (used for) provided by financing activities	(366,130)	8,096
Decrease in cash	(264,023)	(164)
Cash at beginning of period	345,476	6,214
Cash at end of period	$81,453	$6,050
Supplemental information:
Leased assets obtained in exchange for finance lease liabilities	$90,052	$26,858
Leased assets obtained in exchange for operating lease liabilities	17,857	6,601

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

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements (“Consolidated Financial Statements”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statement presentation. The Consolidated Financial Statements include the consolidated accounts of the Company with all intercompany transactions eliminated. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature), which are necessary for a fair statement of the results for the interim period. The Consolidated Financial Statements should be read in conjunction with the Company’s consolidated financial statements and related Notes to Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2020 (“fiscal 2020”). Operating results and cash flows for the quarter and six months ended September 26, 2020 are not necessarily indicative of the results that may be expected for other interim periods or for the fiscal year ending March 27, 2021 (“fiscal 2021”).

Fiscal Year

We report our results on a 52/53 week fiscal year with the fiscal year ending on the last Saturday in March of each year. The following are the dates represented by each fiscal period reported in the Consolidated Financial Statements:

“Quarter Ended Fiscal September 2020”	June 28, 2020 – September 26, 2020 (13 weeks)
“Quarter Ended Fiscal September 2019”	June 30, 2019 – September 28, 2019 (13 weeks)
“Six Months Ended Fiscal September 2020”	March 29, 2020 – September 26, 2020 (26 weeks)
“Six Months Ended Fiscal September 2019”	March 31, 2019 – September 28, 2019 (26 weeks)

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

Other recent authoritative guidance issued by the FASB (including technical corrections to the Accounting Standards Codification) and the Securities and Exchange Commission did not, or are not expected to, have a material effect on our Consolidated Financial Statements.

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

Given the uncertainties surrounding the impacts of the COVID-19 pandemic on our future financial condition, results of operations and cash flows, we have taken a number of actions in response to prevailing uncertain market conditions. In order to enhance our liquidity position, we took a precautionary measure and borrowed $350 million available to us under our Credit Facility (as defined in Note 9 below) in March 2020. We subsequently repaid $335 million of these borrowings during the six months ended September 26, 2020. Additionally, we negotiated rent deferrals for a significant number of our stores, as well as other rent reductions. See additional discussion of these rent deferrals and reductions under Note 10.

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

Subsequent Events

Subsequent to September 26, 2020, we signed a definitive asset purchase agreement to complete the acquisition of 17 retail tire and automotive repair stores located in California from Fred Allen Enterprises, Inc. This transaction is expected to close during the third quarter of fiscal 2021 and is expected to be financed through our Credit Facility. Prior to this acquisition, our acquisition activity during the first six months of fiscal 2021 was paused due to the impact of the COVID-19 pandemic.

Fiscal 2020

During the first six months of fiscal 2020, we acquired the following businesses for an aggregate purchase price of $64.1 million. The acquisitions were financed through our Credit Facility. The results of operations for these acquisitions are included in our financial results from the respective acquisition dates.

•On August 25, 2019, we acquired one retail tire and automotive repair store located in Louisiana from Atlas Tire Center, Inc. This store operates under the Tire Choice name.

•On August 25, 2019, we acquired two retail tire and automotive repair stores located in Louisiana from LRZ3 Auto, LLC. These stores operate under the Tire Choice name.

•On August 25, 2019, we acquired one retail tire and automotive repair store located in Louisiana from T-Boy’s Tire and Automotive, LLC. This store operates under the Tire Choice name.

•On August 25, 2019, we acquired two retail tire and automotive repair stores located in Louisiana from Twin Tire & Auto Care, Inc. These stores operate under the Tire Choice name.

•On August 25, 2019, we acquired one retail tire and automotive repair store located in Louisiana from Twin Tire & Auto Care Team, Inc. This store operates under the Tire Choice name.

•On August 25, 2019, we acquired one retail tire and automotive repair store located in Louisiana from Scotty’s Tire & Automotive, Inc. This store operates under the Tire Choice name.

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

We have recorded the identifiable assets acquired and liabilities assumed at their fair values as of their respective acquisition dates (including any measurement period adjustments), with the consideration transferred and net identifiable liabilities assumed recorded as goodwill as follows:

As of Acquisition Date
(Dollars in thousands)
Inventories	$2,952
Other current assets	448
Property, plant and equipment	1,779
Finance lease and financing obligation assets, net	18,962
Operating lease assets, net	26,339
Intangible assets	1,822
Other non-current assets	106
Long-term deferred income tax assets	3,723
Total assets acquired	56,131
Current portion of finance leases and financing obligations	1,820
Current portion of operating lease liabilities	2,894
Deferred revenue	1,120
Other current liabilities	215
Long-term finance leases and financing obligations	24,311
Long-term operating lease liabilities	28,201
Other long-term liabilities	1,231
Total liabilities assumed	59,792
Total net identifiable liabilities assumed	$(3,661)
Total consideration transferred	$64,121
Less: total net identifiable liabilities assumed	(3,661)
Goodwill	$67,782

The following are the intangible assets acquired and their respective fair value and weighted average useful life:

	As of Acquisition Date
	Dollars in thousands	Weighted Average Useful Life
Customer lists	$1,822	7 years

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

The measurement period adjustments were not material to the Consolidated Balance Sheet as of September 26, 2020 and the Consolidated Statements of Comprehensive Income for the quarter and six months ended September 26, 2020.

We continue to refine the valuation data and estimates primarily related to inventory, warranty reserves, intangible assets and real property leases for fiscal 2020 acquisitions which closed subsequent to September 28, 2019, and expect to complete the valuations no later than the first anniversary date of the respective acquisition. We anticipate that adjustments will continue to be made to the fair values of identifiable assets acquired and liabilities assumed and those adjustments may or may not be material.

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

A reconciliation of basic and diluted earnings per common share for the quarters and six months ended September are as follows:

	Quarter Ended		Six Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
	(Amounts in thousands,
	except per share data)
Numerator for earnings per common share calculation:
Net income	$12,846	$20,314	$15,833	$42,920
Less: Preferred stock dividends	(112)	(112)	(224)	(224)
Income available to common shareholders	$12,734	$20,202	$15,609	$42,696
Denominator for earnings per common share calculation:
Weighted average common shares, basic	33,297	33,244	33,291	33,214
Effect of dilutive securities:
Preferred stock	510	510	510	510
Stock options	26	196	28	213
Restricted stock	16	29	22	34
Weighted average common shares, diluted	33,849	33,979	33,851	33,971
Basic earnings per common share:	$0.38	$0.61	$0.47	$1.29
Diluted earnings per common share:	$0.38	$0.60	$0.47	$1.26

The computation of diluted earnings per common share excludes the effect of the assumed exercise of approximately 548,000 and 533,000 stock options for the quarter and six months ended September 26, 2020, respectively, and 164,000 and 125,000 stock options for the quarter and six months ended September 28, 2019, respectively. Such amounts were excluded as the exercise price of these stock options was greater than the average market value of our common stock for those periods, resulting in an anti-dilutive effect on diluted earnings per common share.

NOTE 5 – INCOME TAXES

For the quarter and six months ended September 26, 2020, our effective income tax rate was 25.2% and 25.3%, respectively, compared to 23.6% and 23.3% for the quarter and six months ended September 28, 2019, respectively, as discrete items, primarily related to employee stock-based compensation, resulted in a larger tax rate benefit in the prior year periods.

NOTE 6 – FAIR VALUE

Long-term debt had a carrying amount that approximates a fair value of $231.3 million as of September 26, 2020, as compared to a carrying amount and a fair value of $566.4 million as of March 28, 2020. The carrying value of our debt approximated its fair value due to the variable interest nature of the debt.

NOTE 7 – CASH DIVIDEND

We paid dividends of $14.9 million during the six months ended September 26, 2020. However, the declaration of and any determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, compliance with charter and Credit Facility restrictions, and such other factors as the Board of Directors deems relevant. Under our Credit Facility, we may declare, make or pay any dividend or distribution up to

$38.5 million in the aggregate for the period from June 30, 2020 to June 30, 2021 if we are in compliance with the financial covenants and other restrictions in the Credit Facility, as amended. For additional information regarding our Credit Facility, see Note 9.

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

Revenue from the sale of tire road hazard warranty agreements (included in the Tires product group in the second table below) is initially deferred and is recognized over the contract period as costs are expected to be incurred in performing such services, typically 21 to 36 months. The amounts recorded for deferred revenue balances at September 26, 2020 and March 28, 2020 were $16.3 million and $18.5 million, respectively, of which $11.8 million and $13.1 million, respectively, are reported in Deferred revenue and $4.5 million and $5.4 million, respectively, are reported in Other long-term liabilities in our Consolidated Balance Sheets.

The following table summarizes deferred revenue related to road hazard warranty agreements from March 28, 2020 to September 26, 2020:

Dollars in
thousands
Balance at March 28, 2020	$18,506
Deferral of revenue	6,908
Deferral of revenue from acquisitions	—
Recognition of revenue	(9,123)
Balance at September 26, 2020	$16,291

We expect to recognize $7.2 million of deferred revenue related to road hazard warranty agreements in the remainder of fiscal 2021, $7.2 million of deferred revenue during our fiscal year ending March 26, 2022, and $1.9 million of deferred revenue thereafter.

Under various arrangements, we receive from certain tire vendors a delivery commission and reimbursement for the cost of the tire that we may deliver to customers on behalf of the tire vendor. The commission we earn from these transactions is as an agent and the net amount retained is recorded as sales. (Included in the Tires product group in the following table.)

The following table summarizes disaggregated revenue by product group:

	Quarter Ended		Six Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
	(Dollars in thousands)
Revenues:
Brakes	$35,489	$46,538	$64,053	$93,314
Exhaust	5,710	7,108	10,142	14,061
Steering	21,565	26,178	40,033	52,410
Tires	154,505	158,805	291,775	312,870
Maintenance	70,486	84,641	128,106	166,815
Other	832	843	1,537	1,707
Total	$288,587	$324,113	$535,646	$641,177

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

In order to enhance our liquidity position during the COVID-19 pandemic, we took a precautionary measure and borrowed $350 million available to us under our Credit Facility in March 2020. We subsequently repaid $335 million of these borrowings during the six months ended September 26, 2020. The net availability under the Credit Facility was $335.1 million at September 26, 2020.

We were in compliance with all debt covenants at September 26, 2020.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Payments due by period under long-term debt, other financing instruments and commitments are as follows:

		Within	2 to	4 to	After
	Total	1 Year	3 Years	5 Years	5 Years
	(Dollars in thousands)
Principal payments on long-term debt	$231,300	—	—	$231,300	—
Finance lease commitments/financing obligations (a)	517,489	$53,518	$106,833	99,356	$257,782
Operating lease commitments (a)	239,906	35,511	64,754	52,754	86,887
Accrued rent	3,235	2,993	209	16	17
Other liabilities	1,533	800	733	—	—
Total	$993,463	$92,822	$172,529	$383,426	$344,686

_______________

(a)Operating and finance lease commitments represent future undiscounted lease payments and include $59.1 million and $108.1 million, respectively, related to options to extend lease terms that are reasonably certain of being exercised.

During fiscal 2021, we negotiated rent deferrals for a significant number of our stores, with repayment at later dates, primarily in the third and fourth quarters of fiscal 2021 and the first and second quarters of fiscal 2022. These concessions provide a deferral of rent payments with no substantive changes to the original contract. Consistent with updated guidance from the FASB in April 2020, we have elected to treat the rent deferrals as accrued liabilities. The accrued rent reflected in the table above includes $2.0 million related to rent deferrals and $1.2 million due to timing of other lease related expenses. We will continue to recognize expense during the deferral periods.

In addition, during fiscal 2021, we negotiated rent reductions with certain landlords on approximately 23% of our lease contracts in exchange for extending our current lease term. As these agreements represent substantive changes to our contractual obligations, the leases were remeasured. As a result, finance lease and financing obligation assets, net and finance leases and financing obligations were increased by $66.5 million and $62.8 million, respectively, and operating lease assets, net and operating lease liabilities were increased by $16.4 million and $20.2 million, respectively. The negotiated terms were generally consistent with terms of normal renewal agreements.

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

As a result, demand for automotive undercar repair and tire sales and services declined at a rapid pace and has remained below normal levels, which has had an unprecedented and materially adverse impact on our results of operations and business operations. Although demand improved during the quarter ended September 26, 2020, we experienced a significant decline in store traffic throughout the quarter, as compared to the prior year, due to the COVID-19 pandemic. During the quarter, comparable store sales decreased 11.4% from the same period in the prior year. (We define comparable store sales as sales for stores that have been opened or acquired at least one fiscal year prior to March 29, 2020.) Substantially all Company-operated retail stores operated under a reduced schedule throughout the quarter to match lower demand. We continue to address the ongoing business challenges and shifting economic dynamics as the COVID-19 pandemic has continued to evolve.

Given the uncertainties surrounding the impacts of the COVID-19 pandemic on our future financial condition, results of operations and cash flows, we have taken a number of actions in response to prevailing uncertain market conditions. In order to enhance our liquidity position, we took a precautionary measure and borrowed $350 million available to us under our credit facility in March 2020. We subsequently repaid $335 million of these borrowings during the six months ended September 26, 2020, of which $95 million was repaid during the quarter. To improve our liquidity, we continued to take the following measures during the quarter ended September 26, 2020 as we did in the first quarter of fiscal 2021 to reduce costs and improve cash flows: (i) reduced store hours and store labor to align with reduced demand across our store locations; (ii) undertook significant reductions in operating expenses across the Company, including non-store compensation expense through the continued furlough of or other reduction to certain members of our non-store workforce; and (iii) negotiated rent deferrals for a significant number of our stores, as well as other rent reductions. Although acquisition activity was paused during the first six months of fiscal 2021, we continued to evaluate potential acquisition candidates that we believe would fit our growth strategy while maintaining financial discipline, and subsequent to September 26, 2020, we signed a definitive asset purchase agreement to complete the acquisition of 17 retail tire and automotive repair stores located in California.

As the COVID-19 pandemic has continued to evolve, our priority has been and continues to be, the health and safety of our employees and customers. To protect our employees and customers, we have implemented strict cleaning and sanitation measures. In addition, we have provided face masks and other protective equipment, including sneeze guards installed at each sales counter, necessary to ensure the safety our employees and customers. We have also implemented various measures intended to reduce the spread of COVID-19 among our non-store workforce including working from home and encouraging employees to adhere to prevention measures recommended by the Centers for Disease Control and the World Health Organization. Since our non-store workforce is able to work remotely using various technology tools, we are able to maintain our operations and internal controls over financial reporting and disclosures.

Despite the challenges, some positive signs have begun to emerge. Since the low point during April 2020, we have experienced continued improvement in sales driven by increases in store traffic. However, there can be no assurance as to the time required to fully recover operations and sales to pre-pandemic levels or if we will reach those levels again.

With continued sales improvement to date, we have resumed our rebrand and reimage initiatives during the quarter ended September 26, 2020 and have substantially completed the transformation of approximately 40 stores.

Current Trends

Our Company-operated stores have experienced a steady improvement in sales to date since the low point of sales during April 2020. The following table presents fiscal monthly information about our comparable store sales trends. There is no assurance that these trends will continue.

	Fiscal Month Ended
	April	May	June	July	August	September	October
Comparable store sales % (year-over-year decline)	(41)%	(24)%	(14)%	(12)%	(13)%	(8)%	(12)%

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

As of October 30, 2020, we had approximately $46 million in cash on hand. During the month of October 2020, we have paid down an additional $41 million in borrowings from our five-year $600 million revolving credit facility with eight banks (the “Credit Facility”). We believe we have sufficient liquidity available from operating cash flow and, if necessary, cash on hand and/or bank financing to support our operations for at least the next 12 months.

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

Results of Operations

The following table sets forth income statement data of Monro expressed as a percentage of sales for the fiscal periods indicated:

	Quarter Ended		Six Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including distribution and occupancy costs	63.8	62.3	64.2	61.0
Gross profit	36.2	37.7	35.8	39.0
Operating, selling, general and administrative expenses	27.8	27.4	29.2	28.2
Operating income	8.5	10.3	6.7	10.9
Interest expense, net of interest income	2.5	2.1	2.7	2.2
Other income, net of other loss	—	(0.1)	—	(0.1)
Income before income taxes	6.0	8.2	4.0	8.7
Provision for income taxes	1.5	1.9	1.0	2.0
Net income	4.5%	6.3%	3.0%	6.7%

The table may not subtract down by +/- 0.1% due to rounding as percentages are calculated based on unrounded numbers.

Second Quarter and Six Months Ended September 26, 2020 as Compared to Second Quarter and Six Months Ended September 28, 2019

Sales were $288.6 million for the quarter ended September 26, 2020 as compared with $324.1 million for the quarter ended September 28, 2019. The sales decrease of $35.5 million, or 11.0%, was due to a decrease in comparable store sales for the quarter ended September 26, 2020 of 11.4% as compared to the same period in the prior year. Additionally, there was a decrease in sales from closed stores amounting to $6.5 million in the quarter. Partially offsetting these decreases was an increase of $9.4 million related to new stores, of which $8.4 million came from fiscal 2020 acquisitions. There were 91 selling days in the quarter ended September 26, 2020 and in the quarter ended September 28, 2019.

Sales were $535.6 million for the six months ended September 26, 2020 as compared with $641.2 million for the six months ended September 28, 2019. The sales decrease of $105.5 million, or 16.5%, was due to a decrease in comparable store sales for the six months ended September 26, 2020 of 18.7% as compared to the same period in the prior year. Additionally, there was a decrease in sales from closed stores amounting to $9.3 million. Partially offsetting these decreases was an increase of $22.1 million related to new stores, of which $19.4 million came from fiscal 2020 acquisitions. There were 181 selling days in the six months ended September 26, 2020 and in the six months ended September 28, 2019.

At September 26, 2020, we had 1,242 Company-operated stores in operation and 97 franchised locations as compared with 1,262 Company-operated stores in operation and 98 franchised locations at September 28, 2019. At March 28, 2020, we had 1,283 Company-operated stores in operation and 98 franchised locations. During the quarter ended September 26, 2020, we added one Company-operated store and closed six stores, of which five stores have been closed temporarily as a result of damage sustained during Hurricane Laura in Louisiana and Tropical Storm Isaias in the Northeast. During the six months ended September 26, 2020, we have added one Company-operated store and closed 42 stores. Additionally, one franchised location was closed during the six months ended September 26, 2020.

Comparable store brakes and tires category sales for the quarter ended September 26, 2020 decreased by approximately 24% and 3%, respectively, from the prior year quarter. Additionally, alignment and exhaust category sales for the quarter ended September 26, 2020 each decreased by approximately 16% on a comparable store basis as compared to the same period in the prior year. Comparable store maintenance services and front end/shocks category sales for the quarter ended September 26, 2020 each decreased by approximately 19% from the prior year quarter. Comparable store sales were impacted by a decline in store traffic resulting from the impact of the ongoing COVID-19 pandemic in our markets, partially offset by higher average ticket.

Gross profit for the quarter ended September 26, 2020 was $104.5 million or 36.2% of sales as compared with $122.1 million or 37.7% of sales for the quarter ended September 28, 2019. The decrease in gross profit for the quarter ended September 26, 2020, as a percentage of sales, was partially due to an increase in distribution and occupancy costs, as a percentage of sales. Although we were able to reduce these largely fixed costs through rent concessions from landlords, we lost leverage on these costs with lower overall comparable store sales. The decrease in gross profit for the quarter, as a percentage of sales, was also partially due to an increase in material costs, as a percentage of sales, as a result of a shift in sales mix to tires. However, during the quarter, we expanded our gross profit per tire from the prior year quarter with the ongoing rollout of our tire category management tool. Partially offsetting these increases was a decrease in technician labor costs, which decreased from the prior year quarter as a percentage of sales, due to improved labor productivity as a result of our store staffing optimization initiatives, including our cloud based labor scheduling tool.

Gross profit for the six months ended September 26, 2020 was $192.0 million or 35.8% of sales as compared with $250.2 million or 39.0% of sales for the six months ended September 28, 2019. For the six months ended September 26, 2020, the increase in distribution and occupancy costs, as a percentage of sales, due to lost leverage on these largely fixed costs against lower overall comparable store sales, as well as the increase in material costs, as a percentage of sales, resulting from a shift in sales mix to tires were partially offset by a decrease in technician labor costs, which decreased as a percentage of sales, due to our store staffing optimization initiatives, when compared to the same period in the prior year.

Operating expenses for the quarter ended September 26, 2020 were $80.1 million or 27.8% of sales as compared to $88.7 million or 27.4% of sales for the quarter ended September 28, 2019. The decrease of $8.6 million in operating expenses from the comparable period of the prior year is primarily due to decreased expenses as a result of focused cost reductions, including actively managing our store management staffing levels to match demand and realigned marketing spend toward digital channels. The decrease in operating expenses from the comparable period of the prior year also reflect lower expenses from a net reduction of 20 stores compared to the prior year period. We lost leverage on these cost reductions with lower overall comparable stores sales, which resulted in the increase in operating expenses, as a percentage of sales, from the prior year quarter.

For the six months ended September 26, 2020, operating expenses decreased by $24.3 million to $156.2 million from the comparable period of the prior year and were 29.2% of sales as compared to 28.2% of sales for the six months ended September 28, 2019. The decrease is primarily due to decreased expenses as a result of focused cost reductions and reflects lower expenses from closed stores. Partially offsetting these decreases was an increase in store closure costs of $2.5 million.

Operating income for the quarter ended September 26, 2020 of approximately $24.4 million decreased by 26.8% as compared to operating income of approximately $33.4 million for the quarter ended September 28, 2019, and decreased as a percentage of sales from 10.3% to 8.5% for the reasons described above.

Operating income for the six months ended September 26, 2020 of approximately $35.8 million decreased by 48.6% as compared to operating income of approximately $69.7 million for the six months ended September 28, 2019, and decreased as a percentage of sales from 10.9% to 6.7% for the reasons described above.

Net interest expense for the quarter ended September 26, 2020 increased by approximately $0.4 million as compared to the same period in the prior year, and increased from 2.1% to 2.5% as a percentage of sales for the same periods. The weighted average debt outstanding for the quarter ended September 26, 2020 increased by approximately $237 million as compared to the quarter ended September 28, 2019. This increase is partially related to an increase in debt outstanding under our Credit Facility that was borrowed in response to the COVID-19 pandemic in late fiscal 2020. We paid down approximately $95 million of our debt outstanding during the second quarter ended September 26, 2020, in addition to the $240 million we paid back in the first quarter. The remaining increase in weighted average debt is due to an increase in finance lease debt recorded in connection with the fiscal 2020 acquisitions and greenfield expansion, along with renegotiated leases. Partially offsetting these increases was a decrease in the weighted average interest rate of approximately 190 basis points from the prior year quarter due primarily to a decrease in borrowing rates associated with new leases.

Net interest expense for the six months ended September 26, 2020 increased by approximately $0.6 million as compared to the same period in the prior year, and increased from 2.2% to 2.7% as a percentage of sales for the same periods. Weighted average debt outstanding increased by approximately $363 million and the weighted average interest rate decreased by approximately 280 basis points as compared to the same period of the prior year.

Income before income taxes for the quarter ended September 26, 2020 of approximately $17.2 million decreased by 35.4% as compared to income before income taxes of approximately $26.6 million for the quarter ended September 28, 2019, and decreased as a percentage of sales from 8.2% to 6.0% for the reasons described above.

Income before income taxes for the six months ended September 26, 2020 of approximately $21.2 million decreased by 62.2% as compared to income before income taxes of approximately $56.0 million for the six months ended September 28, 2019, and decreased as a percentage of sales from 8.7% to 4.0% for the reasons described above.

For the quarter ended September 26, 2020, our effective income tax rate was 25.2% compared to 23.6% for the quarter ended September 28, 2019, as discrete items, primarily related to employee stock-based compensation, resulted in a larger tax rate benefit in the prior year period.

For the six months ended September 26, 2020, our effective income tax rate was 25.3% compared to 23.3% for the six months ended September 28, 2019, as discrete items, primarily related to employee stock-based compensation, resulted in a larger tax rate benefit in the prior year period.

Net income for the quarter ended September 26, 2020 of $12.8 million decreased 36.8% from net income of $20.3 million for the quarter ended September 28, 2019. Adjusted net income (a non-GAAP financial measure) was $13.3 million and $21.1 million for the quarters ended September 26, 2020 and September 28, 2019, respectively. Diluted EPS for the quarter ended September 26, 2020 of $0.38 decreased 36.7% as compared to diluted EPS of $0.60 for the quarter ended September 28, 2019. Adjusted diluted EPS (a non-GAAP financial measure) was $0.39 and $0.62 for the quarters ended September 26, 2020 and September 28, 2019, respectively. Please refer to the “Reconciliation of Non-GAAP Financial Measures” section below for a discussion of these non-GAAP financial measures, adjusted net income and adjusted diluted EPS, and the reconciliations to their most comparable GAAP measures, net income and diluted EPS, respectively.

For the six months ended September 26, 2020, net income of $15.8 million decreased 63.1% from net income of $42.9 million for the six months ended September 28, 2019. Adjusted net income (a non-GAAP financial measure) was $18.4 million and $44.5 million for the six months ended September 26, 2020 and September 28, 2019, respectively. Diluted EPS for the six months ended September 26, 2020 of $0.47 decreased 62.7% as compared to diluted EPS of $1.26 for the six months ended September 28, 2019. Adjusted diluted EPS (a non-GAAP financial measure) was $0.54 and $1.31 for the six months ended September 26, 2020 and September 28, 2019, respectively. Please refer to the “Reconciliation of Non-GAAP Financial Measures” section below for a discussion of these non-GAAP financial measures, adjusted net income and adjusted diluted EPS, and the reconciliations to their most comparable GAAP measures, net income and diluted EPS, respectively.

Reconciliation of Non-GAAP Financial Measures

In addition to reporting net income and diluted EPS, which are GAAP measures, this Form 10-Q includes adjusted net income and adjusted diluted EPS, which are non-GAAP financial measures. We have included reconciliations to adjusted net income and adjusted diluted EPS from our most directly comparable GAAP measures, net income and diluted EPS, below. Management views these non-GAAP financial measures as indicators to better assess comparability between periods because management believes these non-GAAP financial measures reflect the core business operations while excluding certain non-recurring items and items related to store closings as well as Monro.Forward or acquisition initiatives.

These non-GAAP financial measures are not intended to represent, and should not be considered more meaningful than, or as an alternative to, their most directly comparable GAAP measures. These non-GAAP financial measures may be different from similarly titled non-GAAP financial measures used by other companies.

Adjusted net income is summarized as follows:

Reconciliation of Adjusted Net Income
	Quarter Ended		Six Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
	(Dollars in thousands)
Net income	$12,846	$20,314	$15,833	$42,920
Store impairment charge	99	—	99	—
Store closing costs	(17)	—	2,510	—
Monro.Forward initiative costs	248	769	430	1,307
Acquisition due diligence and integration costs	22	287	39	769
Management transition costs	257	—	257	—
Provision for income taxes on adjustments	(141)	(263)	(782)	(518)
Adjusted net income	$13,314	$21,107	$18,386	$44,478

Adjusted diluted EPS is summarized as follows:

Reconciliation of Adjusted Diluted EPS
	Quarter Ended		Six Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
Diluted EPS	$0.38	$0.60	$0.47	$1.26
Store impairment charge (a)	—	—	—	—
Store closing costs (a)	—	—	0.06	—
Monro.Forward initiative costs	0.01	0.02	0.01	0.03
Acquisition due diligence and integration costs (a)	—	0.01	—	0.02
Management transition costs	0.01	—	0.01	—
Adjusted diluted EPS	$0.39	$0.62	$0.54	$1.31

_____________

(a)For the quarter ended September 26, 2020, the store impairment charge, as well as store closing and acquisition due diligence and integration costs are each minor in amount, net of the impact from income taxes, to have an impact on the calculation of adjusted diluted EPS. These items may also be minor in amount, net of the impact from income taxes, to have an impact on the calculation of adjusted diluted EPS for the six months ended September 26, 2020.

The calculation of the impact of non-GAAP adjustments on diluted earnings per share is performed on each line independently. The table may not add down by +/- $0.01 due to rounding.

The adjustments to diluted EPS reflect adjusted effective tax rates of 23.2% and 23.4% for the quarter and six months ended September 26, 2020, respectively, and 25.0% for each of the quarter and six months ended September 28, 2019. These adjusted effective tax rates exclude the income tax impacts from share-based compensation. See adjustments from the Reconciliation of Adjusted Net Income table above for pre-tax amounts.

Capital Resources, Commitments and Liquidity

Capital Resources

Our primary capital requirements in fiscal 2021 are the upgrading of facilities and systems and the funding of our store expansion program, including potential acquisitions of existing store chains. For the six months ended September 26, 2020, we spent approximately $24.0 million on these items, of which approximately $16.1 million was related to our Monro.Forward initiatives, including our store technology infrastructure upgrade project completed in the first quarter of fiscal 2021. Capital requirements were met primarily by cash flow from operations and from cash on hand. While we suspended all capital expenditures related to our store rebrand and reimage initiatives during the first quarter of fiscal 2021, we resumed this program in the second quarter of fiscal 2021.

We paid dividends of $14.9 million during the six months ended September 26, 2020. However, the declaration of and any determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, compliance with charter and restrictions under the Credit Facility, and such other factors as the Board of Directors deems relevant. Under our Credit Facility, we may declare, make or pay any dividend or distribution up to $38.5 million in the aggregate for the period from June 30, 2020 to June 30, 2021 if we are in compliance with the financial covenants and other restrictions in the Credit Facility, as amended.

Additionally, we have signed a definitive asset purchase agreement to complete the acquisition of 17 retail tire and automotive repair stores located in California. This transaction is expected to close during the third quarter of fiscal 2021 and is expected to be financed through our Credit Facility.

Because acquisitions remain a pillar of our growth strategy, we are continuing to evaluate potential acquisition candidates that we believe would fit our growth strategy while maintaining financial discipline. We believe we have sufficient resources available (including cash flow from operations and, if necessary, cash on hand and/or bank financing) to expand our business as currently planned for the next twelve months.

Commitments

Payments due by period under long-term debt, other financing instruments and commitments are as follows:

		Within	2 to	4 to	After
	Total	1 Year	3 Years	5 Years	5 Years
	(Dollars in thousands)
Principal payments on long-term debt	$231,300	—	—	$231,300	—
Finance lease commitments/financing obligations (a)	517,489	$53,518	$106,833	99,356	$257,782
Operating lease commitments (a)	239,906	35,511	64,754	52,754	86,887
Accrued rent	3,235	2,993	209	16	17
Other liabilities	1,533	800	733	—	—
Total	$993,463	$92,822	$172,529	$383,426	$344,686

_______________

(a)Operating and finance lease commitments represent future undiscounted lease payments and include $59.1 million and $108.1 million, respectively, related to options to extend lease terms that are reasonably certain of being exercised.

During fiscal 2021, we negotiated rent deferrals for a significant number of our stores, with repayment at later dates, primarily in the third and fourth quarters of fiscal 2021 and the first and second quarters of fiscal 2022. These concessions provide a deferral of rent payments with no substantive changes to the original contract. Consistent with updated guidance from the Financial Accounting Standards Board in April 2020, we have elected to treat the rent deferrals as accrued liabilities. The accrued rent reflected in the table above includes $2.0 million related to rent deferrals and $1.2 million due to timing of other lease related expenses.

In addition, during fiscal 2021, we negotiated rent reductions with certain landlords on approximately 23% of our lease contracts in exchange for extending our current lease term. As these agreements represent substantive changes to our contractual obligations, the leases were remeasured. As a result, finance lease and financing obligation assets, net and finance leases and financing obligations were increased by $66.5 million and $62.8 million, respectively, and operating lease assets, net and operating lease liabilities were increased by $16.4 million and $20.2 million, respectively. The negotiated terms were generally consistent with terms of normal renewal agreements.

Liquidity

In April 2019, we entered into a new five-year $600 million revolving Credit Facility with eight banks that will expire in April 2024. Interest only is payable monthly throughout the Credit Facility’s term. The borrowing capacity for the Credit Facility of $600 million includes an accordion feature permitting us to request an increase in availability of up to an additional $250 million. The Credit Facility bears interest at 75 to 200 basis points over LIBOR (or replacement index) or at the prime rate, depending on the type of borrowing and the rates then in effect. The Credit Facility requires fees payable quarterly throughout the term between 0.125% and 0.35% of the amount of the average net availability under the Credit Facility during the preceding quarter. There was $231.3 million outstanding under the Credit Facility at September 26, 2020.

Within the Credit Facility, we have a sub-facility of $80 million available for the purpose of issuing standby letters of credit. The line requires fees aggregating 87.5 to 212.5 basis points annually of the face amount of each standby letter of credit, payable quarterly in arrears. There was a $33.6 million outstanding letter of credit at September 26, 2020.

The net availability under the Credit Facility at September 26, 2020 was $335.1 million.

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

We were in compliance with all debt covenants at September 26, 2020.

We believe that we can fulfill our commitments and working capital needs utilizing our cash flow from operations and, if necessary, cash on hand and/or bank financing for at least the next 12 months and the foreseeable future.

In addition, we have financed certain store properties with finance leases/financing obligations, which amounted to $400.3 million at September 26, 2020 and are due in installments through March 2049.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 1 to our Consolidated Financial Statements for a discussion of the impact of recently issued accounting standards on our Consolidated Financial Statements as of September 26, 2020 and the expected impact on the Consolidated Financial Statements for future periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from potential changes in interest rates. As of September 26, 2020, excluding finance leases and financing obligations, we had no debt financing at fixed interest rates, of which the fair value would be affected by changes in market interest rates. Our cash flow exposure on floating rate debt would result in annual interest expense fluctuations of approximately $2.3 million based upon our debt position at September 26, 2020 and approximately $5.7 million based upon our debt position at March 28, 2020, respectively, given a change in LIBOR of 100 basis points.

Debt financing had a carrying amount that approximates a fair value of $231.3 million as of September 26, 2020, as compared to a carrying amount and a fair value of $566.4 million as of March 28, 2020.

Item 4. Controls and Procedures

Disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that we file or submit to the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In conjunction with the close of each fiscal quarter and under the supervision of our interim Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), we conduct an update, a review and an evaluation of the effectiveness of our disclosure controls and procedures. It is the conclusion of our interim Chief Executive Officer and Chief Financial Officer, based upon an evaluation completed as of the end of the most recent fiscal quarter reported on herein, that our disclosure controls and procedures were effective.

Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended September 26, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The spread of COVID-19 has created a global public health crisis that has resulted in widespread volatility and deteriorations in household, business, economic and market conditions. We have experienced negative impacts to demand for our products and services from the COVID-19 pandemic, which has and will continue to adversely affect our results of operations, and we are continuing to experience significant disruption to our normal business operations and may experience further disruption to our planned implementation of certain strategic initiatives.

Our business will continue to be affected by the broader economic effects from the COVID-19 pandemic and related regulatory and individual actions, including customer demand for our products and services. Because more people in the United States are working from home, those workers will likely drive less often, and are less likely to require our services or will require our services less often. If this trend continues, we may see a permanent decline in demand for our services. Although travel by car may replace air travel as the preferred means of transportation because of fear of the spread of COVID-19, the recessionary economic environment resulting from the COVID-19 pandemic may reduce levels of leisure travel, which would reduce the demand for our products and services. We anticipate disruption to the demand for our products and services throughout the course of the pandemic. For example, in the first six months of fiscal 2021, we experienced significant declines in comparable store sales compared to the first six months of fiscal 2020 due to lower store traffic and reduced store hours as a result of our, individuals’, and governmental responses to the COVID-19 pandemic. Additionally, our growth strategy was impacted by the pandemic, as we paused all store acquisition, rebrand, and reimage initiatives during the first quarter of fiscal 2021 in order to focus our efforts on determining the full impact of the COVID-19 pandemic on our business. While we resumed our rebrand and reimaging initiatives during the quarter ended September 26, 2020 and resumed our acquisition activity after the quarter-end, given the continuing uncertainty during the pandemic, there can be no assurance we will be able to continue these initiatives.

While we have so far been able to source required products at reasonable cost, the pandemic may also affect our supply chain in ways that are beyond our control. We may also incur costs or experience further disruption to comply with new or changing regulations in response to the pandemic.

In addition, our continuing response to the pandemic could divert management’s attention from our key strategic priorities, increase costs as we prioritize health and safety matters for our employees and customers, cause us to reduce, delay, alter or abandon initiatives that may otherwise increase our long-term value, increase vulnerability to information technology or cybersecurity related risks as certain of our employees work remotely and otherwise continue to disrupt our business operations. For example, we have and expect to continue to incur additional costs and investments in supplies necessary to keep our employees and customers safe, such as face masks, hand sanitizer and cleaning supplies. We expect to encounter labor inefficiencies as we adjust to new protocols and operating models to adapt to operating during the pandemic while experiencing what we believe will be an increase in sales activity from the first six months of fiscal 2021. Those labor inefficiencies may include difficulty in hiring employees if enhanced unemployment benefits are signed into law. As our employees return to more normalized store hours, there will also be increased risks to the health and safety of our employees and customers, particularly if there were to be one or more clusters of COVID-19 cases occurring at any of our stores or our corporate headquarters. We may also be subject to enhanced legal risks, including potential litigation related to the COVID-19 pandemic.

The overall magnitude of the COVID-19 pandemic, including the extent of its direct and indirect impact on our business, financial position, results of operations or liquidity is inherently uncertain due to the fluidity of the situation. Further, the ultimate impact of the COVID-19 pandemic depends on many factors that are not within our control, including, but not limited to: governmental, business and individuals' actions that have been and continue to be taken in response to the COVID-19 pandemic; the severity and duration of outbreaks of the virus; the impact of the COVID-19 pandemic and actions taken in response on global and regional economies, travel, and economic activity; the availability of federal, state, local or non-U.S. funding programs; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery, particularly in our markets, when the COVID-19 pandemic subsides.

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

Item 6. Exhibits

Exhibit Index
31.1 – Certification of Robert E. Mellor pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
31.2 – Certification of Brian J. D’Ambrosia pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
32.1 – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002
101.INS - XBRL Instance Document
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

MONRO, INC.

DATE: November 5, 2020	By:	/s/ Robert E. Mellor
Robert E. Mellor
Interim Chief Executive Officer (Principal Executive Officer)

DATE: November 5, 2020	By:	/s/ Brian J. D’Ambrosia
Brian J. D’Ambrosia
Executive Vice President-Finance, Chief Financial Officer and
Treasurer (Principal Financial Officer and Principal Accounting Officer)