Form 10-Q
period 2020-12-26
MONRO, INC.
filed 2021-02-04
CIK 876427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________________________________

FORM 10-Q

____________________________________________________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2020.

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

As of January 22, 2021, 33,427,406 shares of the registrant's common stock, $0.01 par value per share, were outstanding.

MONRO, INC.

MONRO, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MONRO, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 26,	March 28,
	2020	2020
	(Dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$24,959	$345,476
Accounts receivable	15,298	14,510
Federal and state income taxes receivable	6,764	8,056
Inventories	165,141	187,441
Other current assets	55,193	40,537
Total current assets	267,355	596,020
Property, plant and equipment	711,846	682,932
Less - Accumulated depreciation and amortization	(377,553)	(354,295)
Net property, plant and equipment	334,293	328,637
Finance lease and financing obligation assets, net	279,304	196,575
Operating lease assets, net	207,508	199,729
Goodwill	689,847	671,843
Intangible assets, net	27,080	29,781
Other non-current assets	19,375	20,688
Long-term deferred income tax assets	5,915	6,184
Total assets	$1,830,677	$2,049,457
Liabilities and Shareholders' Equity
Current liabilities:
Current portion of finance leases and financing obligations	$37,146	$32,257
Current portion of operating lease liabilities	30,749	30,181
Accounts payable	131,852	99,504
Accrued payroll, payroll taxes and other payroll benefits	16,303	14,429
Accrued insurance	49,323	43,387
Deferred revenue	12,139	13,129
Other current liabilities	33,034	22,049
Total current liabilities	310,546	254,936
Long-term debt	190,000	566,400
Long-term finance leases and financing obligations	372,553	298,373
Long-term operating lease liabilities	181,938	170,954
Other long-term liabilities	25,783	12,873
Long-term deferred income tax liabilities	12,306	10,069
Long-term income taxes payable	1,508	1,412
Total liabilities	1,094,634	1,315,017
Commitments and contingencies
Shareholders' equity:
Class C Convertible Preferred Stock, $1.50 par value, $0.064 conversion value, 150,000 shares authorized; 21,802 shares issued and outstanding	33	33
Common Stock, $0.01 par value, 65,000,000 shares authorized; 39,667,277 and 39,644,228 shares issued at December 26, 2020 and March 28, 2020, respectively	397	396
Treasury Stock, 6,359,871 shares, at cost	(108,729)	(108,729)
Additional paid-in capital	231,708	229,774
Accumulated other comprehensive loss	(7,399)	(6,889)
Retained earnings	620,033	619,855
Total shareholders' equity	736,043	734,440
Total liabilities and shareholders' equity	$1,830,677	$2,049,457

The accompanying notes are an integral part of these financial statements.

MONRO, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	Quarter Ended		Nine Months Ended
	December 26,	December 28,	December 26,	December 28,
	2020	2019	2020	2019
	(Dollars in thousands, except per share data)
Sales	$284,591	$329,281	$820,237	$970,458
Cost of sales, including distribution and occupancy costs	188,453	204,929	532,119	595,886
Gross profit	96,138	124,352	288,118	374,572
Operating, selling, general and administrative expenses	80,450	92,781	236,603	273,273
Operating income	15,688	31,571	51,515	101,299
Interest expense, net of interest income	6,819	6,983	21,526	21,100
Other income, net of other loss	(65)	(274)	(132)	(655)
Income before income taxes	8,934	24,862	30,121	80,854
Provision for income taxes	2,251	5,982	7,605	19,054
Net income	$6,683	$18,880	$22,516	$61,800
Other comprehensive loss:
Changes in pension, net of tax benefit	(170)	(89)	(510)	(266)
Other comprehensive loss	(170)	(89)	(510)	(266)
Comprehensive income	$6,513	$18,791	$22,006	$61,534
Earnings per common share:
Basic	$0.20	$0.56	$0.67	$1.85
Diluted	$0.20	$0.56	$0.67	$1.82
Weighted average number of common shares outstanding used in computing earnings per share:
Basic	33,307	33,274	33,296	33,234
Diluted	33,827	33,973	33,840	33,971

The accompanying notes are an integral part of these financial statements.

MONRO, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(UNAUDITED)

(Dollars and shares in thousands)

		Class C Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained
		Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Total
	Balance at September 28, 2019	22	$33	39,628	$396	6,360	$(108,729)	$226,948	$(4,713)	$619,641	$733,576
	Net income									18,880	18,880
	Other comprehensive loss:
	Pension liability adjustment ($118) pre-tax								(89)		(89)
Cash dividends (1):	Preferred									(112)	(112)
	Common									(7,321)	(7,321)
	Dividend payable									(11)	(11)
	Activity related to equity-based plans			12				701			701
	Stock-based compensation							968			968
	Balance at December 28, 2019	22	$33	39,640	$396	6,360	$(108,729)	$228,617	$(4,802)	$631,077	$746,592

	Balance at September 26, 2020	22	$33	39,667	$397	6,360	$(108,729)	$231,095	$(7,229)	$620,800	$736,367
	Net income									6,683	6,683
	Other comprehensive loss:
	Pension liability adjustment ($226) pre-tax								(170)		(170)
Cash dividends (1):	Preferred									(112)	(112)
	Common									(7,328)	(7,328)
	Dividend payable									(10)	(10)
	Activity related to equity-based plans										—
	Stock-based compensation							613			613
	Balance at December 26, 2020	22	$33	39,667	$397	6,360	$(108,729)	$231,708	$(7,399)	$620,033	$736,043

	Balance at March 30, 2019	22	$33	39,511	$395	6,360	$(108,729)	$220,173	$(4,536)	$592,174	$699,510
	Accounting change - cumulative effect									(582)	(582)
	Adjusted balance	22	33	39,511	395	6,360	(108,729)	220,173	(4,536)	591,592	698,928
	Net income									61,800	61,800
	Other comprehensive loss:
	Pension liability adjustment ($353) pre-tax								(266)		(266)
Cash dividends (1):	Preferred									(337)	(337)
	Common									(21,944)	(21,944)
	Dividend payable									(34)	(34)
	Activity related to equity-based plans			129	1			5,589			5,590
	Stock-based compensation							2,855			2,855
	Balance at December 28, 2019	22	$33	39,640	$396	6,360	$(108,729)	$228,617	$(4,802)	$631,077	$746,592

	Balance at March 28, 2020	22	$33	39,645	$396	6,360	$(108,729)	$229,774	$(6,889)	$619,855	$734,440
	Net income									22,516	22,516
	Other comprehensive loss:
	Pension liability adjustment ($679) pre-tax								(510)		(510)
Cash dividends (1):	Preferred									(337)	(337)
	Common									(21,978)	(21,978)
	Dividend payable									(23)	(23)
	Activity related to equity-based plans			22	1			(194)			(193)
	Stock-based compensation							2,128			2,128
	Balance at December 26, 2020	22	$33	39,667	$397	6,360	$(108,729)	$231,708	$(7,399)	$620,033	$736,043

(1)Declared quarterly dividend of $0.22 per common share or common share equivalent paid in each of the first, second and third quarter of fiscal 2021 and fiscal 2020.

The accompanying notes are an integral part of these financial statements.

MONRO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	December 26,	December 28,
	2020	2019
	(Dollars in thousands)
	Increase (Decrease) in Cash
Cash flows from operating activities:
Net income	$22,516	$61,800
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	57,598	47,329
Stock-based compensation expense	2,128	2,855
Gain on disposal of assets	(156)	(918)
Impairment of long-lived assets	99	78
Deferred income tax expense	4,041	7,426
Change in operating assets and liabilities (excluding acquisitions):
Accounts receivable	(788)	(2,356)
Inventories	23,787	(3,768)
Other current assets	7,848	(447)
Other non-current assets	2,288	19,265
Accounts payable	32,348	11,918
Accrued expenses	15,610	1,097
Federal and state income taxes payable	1,292	3,934
Other long-term liabilities	(9,491)	(22,954)
Long-term income taxes payable	96	572
Total adjustments	136,700	64,031
Net cash provided by operating activities	159,216	125,831
Cash flows from investing activities:
Capital expenditures	(39,214)	(42,226)
Acquisitions, net of cash acquired	(18,095)	(104,254)
Proceeds from the disposal of assets	388	426
Other	1,025	587
Net cash used for investing activities	(55,896)	(145,467)
Cash flows from financing activities:
Proceeds from borrowings	—	356,779
Principal payments on long-term debt, finance leases and financing obligations	(400,657)	(317,039)
Exercise of stock options	9	5,957
Dividends paid	(22,315)	(22,281)
Deferred financing costs	(874)	(1,168)
Net cash (used for) provided by financing activities	(423,837)	22,248
(Decrease) increase in cash	(320,517)	2,612
Cash and cash equivalents at beginning of period	345,476	6,214
Cash and cash equivalents at end of period	$24,959	$8,826
Supplemental information:
Leased assets obtained in exchange for finance lease liabilities	$100,755	$54,286
Leased assets obtained in exchange for operating lease liabilities	20,364	5,871

The accompanying notes are an integral part of these financial statements.

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Monro, Inc. and its wholly owned operating subsidiaries, Monro Service Corporation, Car-X, LLC, MNRO Holdings, LLC and MNRO Service Holdings, LLC (together, “Monro,” the “Company,” “we,” “us,” or “our”), are engaged principally in providing automotive undercar repair and tire sales and services in the United States.

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

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements (“Consolidated Financial Statements”) have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statement presentation. The Consolidated Financial Statements include the consolidated accounts of the Company with all intercompany transactions eliminated. In the opinion of management, the information furnished herein reflects all adjustments (consisting of items of a normal recurring nature), which are necessary for a fair statement of the results for the interim period. The Consolidated Financial Statements should be read in conjunction with the Company’s consolidated financial statements and related Notes to Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2020 (“fiscal 2020”). Operating results and cash flows for the quarter and nine months ended December 26, 2020 are not necessarily indicative of the results that may be expected for other interim periods or for the fiscal year ending March 27, 2021 (“fiscal 2021”).

Fiscal Year

We report our results on a 52/53 week fiscal year with the fiscal year ending on the last Saturday in March of each year. The following are the dates represented by each fiscal period reported in the Consolidated Financial Statements:

“Quarter Ended Fiscal December 2020”	September 27, 2020 – December 26, 2020 (13 weeks)
“Quarter Ended Fiscal December 2019”	September 29, 2019 – December 28, 2019 (13 weeks)
“Nine Months Ended Fiscal December 2020”	March 29, 2020 – December 26, 2020 (39 weeks)
“Nine Months Ended Fiscal December 2019”	March 31, 2019 – December 28, 2019 (39 weeks)

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

Given the uncertainties surrounding the impacts of the COVID-19 pandemic on our future financial condition, results of operations and cash flows, we have taken a number of actions in response to prevailing uncertain market conditions. In order to enhance our liquidity position, we took a precautionary measure and borrowed $350 million available to us under our Credit Facility (as defined in Note 9 below) in March 2020. We subsequently repaid the $350 million previously borrowed during the nine months ended December 26, 2020. Additionally, we negotiated rent deferrals for a significant number of our stores, as well as other rent reductions. See additional discussion of these rent deferrals and reductions under Note 10.

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

Fiscal 2021

On December 6, 2020, we acquired 17 retail tire and automotive repair stores located in California from Fred Allen Enterprises, Inc. for $17.4 million. These stores will operate under the Tire Choice name. The acquisition was financed through our Credit Facility. The results of operations for the acquisition are included in our financial results from the acquisition date.

Prior to this acquisition, our acquisition activity was paused due to the impact of the COVID-19 pandemic.

The acquisition resulted in goodwill related to, among other things, growth opportunities, synergies and economies of scale expected from combining the business with ours, as well as unidentifiable intangible assets. All of the goodwill is expected to be deductible for tax purposes. We have recorded a customer list intangible asset with a useful life of seven years at its estimated fair value of approximately $0.4 million.

We expensed all costs related to the acquisition in the quarter ended December 26, 2020. The total costs related to the completed acquisition were $0.1 million and these costs are included in the Consolidated Statements of Income and Comprehensive Income primarily under operating, selling, general and administrative expenses.

Sales related to the completed acquisition totaled $0.9 million for the period from acquisition date through December 26, 2020.

Supplemental pro forma information for the current or prior reporting periods has not been presented due to the impracticability of obtaining detailed, accurate or reliable data for the periods the acquired entities were not owned by Monro.

The preliminary fair values of identifiable assets acquired and liabilities assumed were based on preliminary valuations and estimates. The consideration transferred and net identifiable liabilities assumed were recorded as goodwill. The preliminary allocation of the purchase price as of December 26, 2020, with respect to the acquisition during the quarter, was as follows:

As of Acquisition Date
(Dollars in thousands)
Inventory	$1,220
Other current assets	149
Property, plant and equipment	683
Finance lease and financing obligation assets, net	4,328
Operating lease assets, net	9,531
Intangible asset	418
Other non-current assets	31
Long-term deferred income tax assets	1,371
Total assets acquired	17,731
Current portion of finance leases and financing obligations	657
Current portion of operating lease liabilities	1,067
Deferred revenue	697
Other current liabilities	4
Long-term finance leases and financing obligations	7,361
Long-term operating lease liabilities	7,984
Other long-term liabilities	536
Total liabilities assumed	18,306
Total net identifiable liabilities assumed	$(575)
Total consideration transferred	$17,426
Less: total net identifiable liabilities assumed	(575)
Goodwill	$18,001

Fiscal 2020

During the first nine months of fiscal 2020, we acquired the following businesses for an aggregate purchase price of $103.7 million. The acquisitions were financed through our Credit Facility. The results of operations for these acquisitions are included in our financial results from the respective acquisition dates.

•On November 17, 2019, we acquired 18 retail tire and automotive repair stores located in Nevada and Idaho from Nevada Tire Holdings, LLC and Idaho Tire Holdings, LLC. These stores operate under the Tire Choice name.

•On October 27, 2019, we acquired six retail tire and automotive repair stores located in California from S&S Unlimited, Inc. These stores will operate under the Tire Choice name.

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

We expensed all costs related to acquisitions in the nine months ended December 28, 2019. The total costs related to completed acquisitions were $0.4 million and $1.2 million for the quarter and nine months ended December 28, 2019, respectively. These costs are included in the Consolidated Statements of Income and Comprehensive Income primarily under operating, selling, general and administrative expenses.

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

We have recorded the identifiable assets acquired and liabilities assumed at their fair values as of their respective acquisition dates (including any measurement period adjustments), with the consideration transferred and net identifiable liabilities assumed recorded as goodwill as follows:

As of Acquisition Date
(Dollars in thousands)
Inventories	$4,433
Other current assets	706
Property, plant and equipment	2,405
Finance lease and financing obligation assets, net	29,147
Operating lease assets, net	42,680
Intangible assets	2,847
Other non-current assets	375
Long-term deferred income tax assets	4,870
Total assets acquired	87,463
Current portion of finance leases and financing obligations	2,672
Current portion of operating lease liabilities	4,416
Deferred revenue	1,618
Other current liabilities	358
Long-term finance leases and financing obligations	36,225
Long-term operating lease liabilities	43,668
Other long-term liabilities	1,747
Total liabilities assumed	90,704
Total net identifiable liabilities assumed	$(3,241)
Total consideration transferred	$103,692
Less: total net identifiable liabilities assumed	(3,241)
Goodwill	$106,933

The following are the intangible assets acquired and their respective fair value and weighted average useful life:

	As of Acquisition Date
	Dollars in thousands	Weighted Average Useful Life
Customer lists	$2,847	7 years

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

The measurement period adjustments were not material to the Consolidated Balance Sheet as of December 26, 2020 and the Consolidated Statements of Income and Comprehensive Income for the quarter and nine months ended December 26, 2020.

We continue to refine the valuation data and estimates primarily related to inventory, warranty reserves, intangible assets and real property leases for the fiscal 2021 acquisition which closed during the quarter ended December 26, 2020, and expect to complete the valuations no later than the first anniversary date of the acquisition. We anticipate that adjustments will continue to be made to the fair values of identifiable assets acquired and liabilities assumed and those adjustments may or may not be material.

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

A reconciliation of basic and diluted earnings per common share for the quarters and nine months ended December are as follows:

	Quarter Ended		Nine Months Ended
	December 26,	December 28,	December 26,	December 28,
	2020	2019	2020	2019
	(Amounts in thousands,
	except per share data)
Numerator for earnings per common share calculation:
Net income	$6,683	$18,880	$22,516	$61,800
Less: Preferred stock dividends	(112)	(112)	(337)	(337)
Income available to common shareholders	$6,571	$18,768	$22,179	$61,463
Denominator for earnings per common share calculation:
Weighted average common shares, basic	33,307	33,274	33,296	33,234
Effect of dilutive securities:
Preferred stock	510	510	510	510
Stock options	—	165	16	196
Restricted stock	10	24	18	31
Weighted average common shares, diluted	33,827	33,973	33,840	33,971
Basic earnings per common share:	$0.20	$0.56	$0.67	$1.85
Diluted earnings per common share:	$0.20	$0.56	$0.67	$1.82

The computation of diluted earnings per common share excludes the effect of the assumed exercise of approximately 672,000 and 519,000 stock options for the quarter and nine months ended December 26, 2020, respectively, and 177,000 and 169,000 stock options for the quarter and nine months ended December 28, 2019, respectively. Such amounts were excluded as the exercise price of these stock options was greater than the average market value of our common stock for those periods, resulting in an anti-dilutive effect on diluted earnings per common share.

NOTE 5 – INCOME TAXES

For the quarter and nine months ended December 26, 2020, our effective income tax rate was 25.2%, compared to 24.1% and 23.6% for the quarter and nine months ended December 28, 2019, respectively, as discrete items, primarily related to employee stock-based compensation as well as those that are individually insignificant, resulted in a larger tax rate benefit in the prior year periods.

NOTE 6 – FAIR VALUE

Long-term debt had a carrying amount that approximates a fair value of $190.0 million as of December 26, 2020, as compared to a carrying amount and a fair value of $566.4 million as of March 28, 2020. The carrying value of our debt approximated its fair value due to the variable interest nature of the debt.

NOTE 7 – CASH DIVIDEND

We paid dividends of $22.3 million during the nine months ended December 26, 2020. However, the declaration of and any determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, compliance with charter and Credit Facility restrictions, and such other factors as the Board of Directors deems relevant. Under our Credit Facility, we may declare, make or pay any dividend or distribution up to $38.5 million in the aggregate for the period from June 30, 2020 to June 30, 2021 if we are in compliance with the financial covenants and other restrictions in the Credit Facility, as amended. For additional information regarding our Credit Facility, see Note 9.

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

Revenue from the sale of tire road hazard warranty agreements (included in the Tires product group in the second table below) is initially deferred and is recognized over the contract period as costs are expected to be incurred in performing such services, typically 21 to 36 months. The amounts recorded for deferred revenue balances at December 26, 2020 and March 28, 2020 were $16.9 million and $18.5 million, respectively, of which $12.1 million and $13.1 million, respectively, are reported in deferred revenue and $4.8 million and $5.4 million, respectively, are reported in other long-term liabilities in our Consolidated Balance Sheets.

The following table summarizes deferred revenue related to road hazard warranty agreements from March 28, 2020 to December 26, 2020:

Dollars in
thousands
Balance at March 28, 2020	$18,506
Deferral of revenue	10,713
Deferral of revenue from acquisitions	1,225
Recognition of revenue	(13,524)
Balance at December 26, 2020	$16,920

As of December 26, 2020, we expect to recognize $4.0 million of deferred revenue related to road hazard warranty agreements in the remainder of fiscal 2021, $9.6 million of deferred revenue during our fiscal year ending March 26, 2022, and $3.3 million of deferred revenue thereafter.

Under various arrangements, we receive from certain tire vendors a delivery commission and reimbursement for the cost of the tire that we may deliver to customers on behalf of the tire vendor. The commission we earn from these transactions is as an agent and the net amount retained is recorded as sales. (Included in the Tires product group in the following table.)

The following table summarizes disaggregated revenue by product group:

	Quarter Ended		Nine Months Ended
	December 26,	December 28,	December 26,	December 28,
	2020	2019	2020	2019
	(Dollars in thousands)
Revenues:
Brakes	$29,962	$38,261	$94,015	$131,575
Exhaust	5,391	6,256	15,533	20,317
Steering	20,464	24,987	60,497	77,397
Tires	162,442	179,086	454,217	491,956
Maintenance	65,648	79,889	193,754	246,704
Other	684	802	2,221	2,509
Total	$284,591	$329,281	$820,237	$970,458

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

On June 11, 2020, we entered into a First Amendment to the Credit Facility (the “First Amendment”), which, among other things, amended the terms of certain of the financial and restrictive covenants in the credit agreement through the first quarter of fiscal 2022 to provide us with additional flexibility to operate our business. The First Amendment permanently amended the interest rate charged on borrowings to be based on the greater of adjusted one-month LIBOR or 0.75%. For the period from June 30, 2020 to June 30, 2021, the minimum interest rate spread charged on borrowings will be 225 basis points over LIBOR. Additionally, during the same period, we may declare, make or pay any dividend or distribution up to $38.5 million in the aggregate and the acquisition of stores or other businesses up to $100 million in the aggregate are permitted if we are in compliance with the financial covenants and other restrictions in the First Amendment and Credit Facility. Except as amended by the First Amendment, the remaining terms of the credit agreement remain in full force and effect.

In order to enhance our liquidity position during the COVID-19 pandemic, we took a precautionary measure and borrowed $350 million available to us under our Credit Facility in March 2020. We subsequently repaid the $350 million previously borrowed during the nine months ended December 26, 2020. The net availability under the Credit Facility was $376.4 million at December 26, 2020.

We were in compliance with all debt covenants at December 26, 2020.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Payments due by period under long-term debt, other financing instruments and commitments are as follows:

		Within	2 to	4 to	After
	Total	1 Year	3 Years	5 Years	5 Years
	(Dollars in thousands)
Principal payments on long-term debt	$190,000	—	—	$190,000	—
Finance lease commitments/financing obligations (a)	525,740	$55,001	$109,489	101,296	$259,954
Operating lease commitments (a)	244,508	36,396	66,097	54,180	87,835
Accrued rent	2,664	2,492	141	14	17
Other liabilities	1,333	800	533	—	—
Total	$964,245	$94,689	$176,260	$345,490	$347,806

_______________

(a)Finance and operating lease commitments represent future undiscounted lease payments and include $112.6 million and $59.4 million, respectively, related to options to extend lease terms that are reasonably certain of being exercised.

During fiscal 2021, we negotiated rent deferrals for a significant number of our stores, with repayment at later dates, primarily in the fourth quarter of fiscal 2021 and the first and second quarters of fiscal 2022. We began repaying deferred rent primarily in the third quarter of fiscal 2021. These concessions provide a deferral of rent payments with no substantive changes to the original contract. Consistent with updated guidance from the FASB in April 2020, we have elected to treat the rent deferrals as accrued liabilities. The accrued rent reflected in the table above includes $1.6 million related to rent deferrals and $1.1 million due to timing of other lease related expenses. We will continue to recognize expense during the deferral periods.

In addition, during fiscal 2021, we negotiated rent reductions with certain landlords on approximately 23% of our lease contracts in exchange for extending our current lease term. As these agreements represent substantive changes to our contractual obligations, the leases were remeasured. As a result, during fiscal 2021, finance lease and financing obligation assets, net and finance leases and financing obligations were increased by $67.5 million and $63.8 million, respectively, and operating lease assets, net and operating lease liabilities were increased by $16.4 million and $20.1 million, respectively. The negotiated terms were generally consistent with terms of normal renewal agreements.

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

Impact of the COVID-19 Pandemic

In response to the unprecedented and rapid spread of COVID-19 (coronavirus), many U.S. state governments, in states in which we operate, have taken preventative or protective actions, such as issuing stay-at-home restrictions and social distancing measures. State and local governments have ordered restrictions on the operations of certain businesses, including temporary closures of some businesses, and numerous other businesses have temporarily closed voluntarily or transitioned their workforces to working remotely. Further, individuals’ ability to travel has been curtailed through mandated travel restrictions and may be further limited through additional voluntary or mandated closures of certain businesses.

As a result, demand for automotive undercar repair and tire sales and services declined at a rapid pace and has remained below normal levels, which has had an unprecedented and materially adverse impact on our results of operations and business operations. Although demand improved during the quarter ended December 26, 2020 from the low point during April 2020, we experienced a significant decline in store traffic throughout the quarter, as compared to the prior year, which we believe is due to the COVID-19 pandemic. During the quarter, comparable store sales decreased 13.0% from the same period in the prior year. (We define comparable store sales as sales for stores that have been opened or acquired at least one fiscal year prior to March 29, 2020.) Substantially all Company-operated retail stores operated under a reduced schedule throughout the quarter to match lower demand. We continue to address the ongoing business challenges and shifting economic dynamics as the COVID-19 pandemic has continued to evolve.

Given the uncertainties surrounding the impacts of the COVID-19 pandemic on our future financial condition, results of operations and cash flows, we have taken a number of actions in response to prevailing uncertain market conditions. In order to enhance our liquidity position, we took a precautionary measure and borrowed $350 million available to us under our credit facility in March 2020. We subsequently repaid the $350 million previously borrowed during the nine months ended December 26, 2020. To improve our liquidity, we continued to take the following measures during the quarter ended December 26, 2020 as we did in the first six months of fiscal 2021 to reduce costs and improve cash flows: (i) reduced store hours and store labor to align with reduced demand across our store locations; (ii) undertook significant reductions in operating expenses across the Company, including non-store compensation expense through the continued furlough of or other reduction to certain members of our non-store workforce as well as advertising expense through realigned marketing spend toward digital channels; and (iii) negotiated rent deferrals for a significant number of our stores, as well as other rent reductions. Although acquisition activity was paused during the first six months of fiscal 2021, we continued to evaluate potential acquisition candidates that we believe would fit our growth strategy while maintaining financial discipline, and we acquired 17 retail tire and automotive repair stores located in California during the quarter ended December 26, 2020.

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

Despite the challenges, some positive signs have begun to emerge. Since the low point during April 2020, we have experienced improvement in sales driven by increases in store traffic. However, there can be no assurance as to the time required to fully recover operations and sales to pre-pandemic levels or if we will reach those levels again.

With sales improvement to date, we have resumed our rebrand and reimage initiatives and have substantially completed the transformation of 144 stores, including 104 stores during the quarter ended December 26, 2020.

Current Trends

Our Company-operated stores have experienced improvement in sales to date since the low point of sales during April 2020. The following table presents fiscal monthly information about our comparable store sales trends. There is no assurance that these trends will continue.

	Fiscal Month Ended
	April	May	June	July	Aug.	Sept.	Oct.	Nov.	Dec.	Jan.
Comparable store sales % (year-over-year (decline) increase)	(41)%	(24)%	(14)%	(12)%	(13)%	(8)%	(12)%	(18)%	(6)%	3%

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

As of January 29, 2021, we had approximately $14 million in cash on hand. We believe we have sufficient liquidity available from operating cash flow and, if necessary, cash on hand and/or bank financing to support our operations for at least the next 12 months.

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

Results of Operations

The following table sets forth income statement data of Monro expressed as a percentage of sales for the fiscal periods indicated:

	Quarter Ended		Nine Months Ended
	December 26,	December 28,	December 26,	December 28,
	2020	2019	2020	2019
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including distribution and occupancy costs	66.2	62.2	64.9	61.4
Gross profit	33.8	37.8	35.1	38.6
Operating, selling, general and administrative expenses	28.3	28.2	28.8	28.2
Operating income	5.5	9.6	6.3	10.4
Interest expense, net of interest income	2.4	2.1	2.6	2.2
Other income, net of other loss	—	(0.1)	—	(0.1)
Income before income taxes	3.1	7.6	3.7	8.3
Provision for income taxes	0.8	1.9	0.9	1.9
Net income	2.3%	5.7%	2.7%	6.4%

The table may not subtract down by +/- 0.1% due to rounding as percentages are calculated based on unrounded numbers.

Third Quarter and Nine Months Ended December 26, 2020 as Compared to Third Quarter and Nine Months Ended December 28, 2019

Sales were $284.6 million for the quarter ended December 26, 2020 as compared with $329.3 million for the quarter ended December 28, 2019. The sales decrease of $44.7 million, or 13.6%, was due to a decrease in comparable store sales for the quarter ended December 26, 2020 of 13.0% as compared to the same period in the prior year, primarily due to general market conditions and lower labor productivity in October and November as we adjusted technician staffing levels needed to meet demand. Additionally, there was a decrease in sales from closed stores amounting to $7.2 million in the quarter. Partially offsetting these decreases was an increase of $2.2 million related to new stores, of which $1.5 million came from fiscal 2021 and fiscal 2020 acquisitions. There were 89 selling days in the quarter ended December 26, 2020 and in the quarter ended December 28, 2019.

Sales were $820.2 million for the nine months ended December 26, 2020 as compared with $970.5 million for the nine months ended December 28, 2019. The sales decrease of $150.3 million, or 15.5%, was due to a decrease in comparable store sales for the nine months ended December 26, 2020 of 16.8% as compared to the same period in the prior year. Additionally, there was a decrease in sales from closed stores amounting to $16.5 million. Partially offsetting these decreases was an increase of $24.3 million related to new stores, of which $21.0 million came from fiscal 2021 and fiscal 2020 acquisitions. There were 270 selling days in the nine months ended December 26, 2020 and in the nine months ended December 28, 2019.

At December 26, 2020, we had 1,260 Company-operated stores in operation and 96 franchised locations as compared with 1,289 Company-operated stores in operation and 99 franchised locations at December 28, 2019. At March 28, 2020, we had 1,283 Company-operated stores in operation and 98 franchised locations. During the quarter ended December 26, 2020, we added 19 Company-operated stores, including one store previously closed temporarily due to hurricane storm damage. Also during the quarter ended December 26, 2020, we closed one Company-operated store temporarily due to damage sustained during a storm and closed one franchised location. During the nine months ended December 26, 2020, we have added 20 Company-operated stores and closed 43 stores. Additionally, two franchised locations were closed during the nine months ended December 26, 2020.

Comparable store brakes, maintenance services and tires category sales for the quarter ended December 26, 2020 decreased by approximately 21%, 19% and 8%, respectively, from the prior year quarter. Additionally, front end/shocks and exhaust category sales for the quarter ended December 26, 2020 each decreased by approximately 17% on a comparable store basis as compared to the same period in the prior year. Comparable store alignment sales for the quarter ended December 26, 2020 decreased by approximately 16% from the prior year quarter. Comparable store sales were impacted by a decline in store traffic resulting from the impact of the ongoing COVID-19 pandemic in our markets, partially offset by higher average ticket.

Gross profit for the quarter ended December 26, 2020 was $96.1 million or 33.8% of sales as compared with $124.4 million or 37.8% of sales for the quarter ended December 28, 2019. The decrease in gross profit for the quarter ended December 26, 2020, as a percentage of sales, was primarily due to an increase in material costs, as a percentage of sales, as a result of a shift in sales mix to tires. However, during the quarter, we expanded our gross profit per tire from the prior year quarter with the completed rollout of our tire category management tool. The decrease in gross profit for the quarter, as a percentage of sales, was also partially due to an increase in distribution and occupancy costs, as a percentage of sales. Although we were able to reduce these largely fixed costs through rent concessions from landlords, we lost leverage on these costs with lower overall comparable store sales. Additionally, technician labor costs increased slightly from the prior year quarter as a percentage of sales due to labor inefficiencies as we increased store staffing levels to meet demand.

Gross profit for the nine months ended December 26, 2020 was $288.1 million or 35.1% of sales as compared with $374.6 million or 38.6% of sales for the nine months ended December 28, 2019. For the nine months ended December 26, 2020, the increase in material costs, as a percentage of sales, largely resulting from a shift in sales mix to tires, as well as the increase in distribution and occupancy costs, as a percentage of sales, due to lost leverage on these largely fixed costs against lower overall comparable store sales, were partially offset by a decrease in technician labor costs, which decreased as a percentage of sales, due to our store staffing optimization initiatives, when compared to the same period in the prior year.

Operating, selling, general and administrative expenses for the quarter ended December 26, 2020 were $80.5 million or 28.3% of sales as compared to $92.8 million or 28.2% of sales for the quarter ended December 28, 2019. The decrease of $12.3 million in operating, selling, general and administrative expenses from the comparable period of the prior year is primarily due to decreased expenses as a result of focused cost reductions, including actively managing our store management staffing levels to match demand and realigned marketing spend toward digital channels. The decrease in operating, selling, general and administrative expenses from the comparable period of the prior year also reflect lower expenses from 29 fewer stores compared to the prior year period. We lost leverage on these cost reductions with lower overall comparable stores sales, which resulted in the increase in operating, selling, general and administrative expenses, as a percentage of sales, from the prior year quarter.

For the nine months ended December 26, 2020, operating, selling, general and administrative expenses decreased by $36.7 million to $236.6 million from the comparable period of the prior year and were 28.8% of sales as compared to 28.2% of sales for the nine months ended December 28, 2019. The decrease is primarily due to decreased expenses as a result of focused cost reductions and reflects lower expenses from closed stores.

Operating income for the quarter ended December 26, 2020 of approximately $15.7 million decreased by 50.3% as compared to operating income of approximately $31.6 million for the quarter ended December 28, 2019, and decreased as a percentage of sales from 9.6% to 5.5% for the reasons described above.

Operating income for the nine months ended December 26, 2020 of approximately $51.5 million decreased by 49.1% as compared to operating income of approximately $101.3 million for the nine months ended December 28, 2019, and decreased as a percentage of sales from 10.4% to 6.3% for the reasons described above.

Net interest expense for the quarter ended December 26, 2020 decreased by approximately $0.2 million as compared to the same period in the prior year, and increased from 2.1% to 2.4% as a percentage of sales for the same periods. The weighted average debt outstanding for the quarter ended December 26, 2020 increased by approximately $111 million as compared to the quarter ended December 28, 2019. This increase is primarily related to an increase in finance lease debt recorded in connection with the fiscal 2021 and fiscal 2020 acquisitions and greenfield expansion, along with renegotiated leases. The weighted average interest rate decreased approximately 120 basis points from the prior year quarter due to a decrease in borrowing rates associated with new leases.

Net interest expense for the nine months ended December 26, 2020 increased by approximately $0.4 million as compared to the same period in the prior year, and increased from 2.2% to 2.6% as a percentage of sales for the same periods. Weighted average debt outstanding increased by approximately $278 million and the weighted average interest rate decreased by approximately 230 basis points as compared to the same period of the prior year.

Income before income taxes for the quarter ended December 26, 2020 of approximately $8.9 million decreased by 64.1% as compared to income before income taxes of approximately $24.9 million for the quarter ended December 28, 2019, and decreased as a percentage of sales from 7.6% to 3.1% for the reasons described above.

Income before income taxes for the nine months ended December 26, 2020 of approximately $30.1 million decreased by 62.7% as compared to income before income taxes of approximately $80.9 million for the nine months ended December 28, 2019, and decreased as a percentage of sales from 8.3% to 3.7% for the reasons described above.

For the quarter ended December 26, 2020, our effective income tax rate was 25.2% compared to 24.1% for the quarter ended December 28, 2019, as various discrete items, each of which are individually insignificant, resulted in a tax rate benefit in the prior year period.

For the nine months ended December 26, 2020, our effective income tax rate was 25.2% compared to 23.6% for the nine months ended December 28, 2019, as discrete items, primarily related to employee stock-based compensation as well as those that are individually insignificant, resulted in a larger tax rate benefit in the prior year period.

Net income for the quarter ended December 26, 2020 of $6.7 million decreased 64.6% from net income of $18.9 million for the quarter ended December 28, 2019. Adjusted net income (a non-GAAP financial measure) was $7.5 million and $20.3 million for the quarters ended December 26, 2020 and December 28, 2019, respectively. Diluted EPS for the quarter ended December 26, 2020 of $0.20 decreased 64.3% as compared to diluted EPS of $0.56 for the quarter ended December 28, 2019. Adjusted diluted EPS (a non-GAAP financial measure) was $0.22 and $0.60 for the quarters ended December 26, 2020 and December 28, 2019, respectively. Please refer to the “Reconciliation of Non-GAAP Financial Measures” section below for a discussion of these non-GAAP financial measures, adjusted net income and adjusted diluted EPS, and the reconciliations to their most comparable GAAP measures, net income and diluted EPS, respectively.

For the nine months ended December 26, 2020, net income of $22.5 million decreased 63.6% from net income of $61.8 million for the nine months ended December 28, 2019. Adjusted net income (a non-GAAP financial measure) was $25.9 million and $64.7 million for the nine months ended December 26, 2020 and December 28, 2019, respectively. Diluted EPS for the nine months ended December 26, 2020 of $0.67 decreased 63.2% as compared to diluted EPS of $1.82 for the nine months ended December 28, 2019. Adjusted diluted EPS (a non-GAAP financial measure) was $0.77 and $1.91 for the nine months ended December 26, 2020 and December 28, 2019, respectively. Please refer to the “Reconciliation of Non-GAAP Financial Measures” section below for a discussion of these non-GAAP financial measures, adjusted net income and adjusted diluted EPS, and the reconciliations to their most comparable GAAP measures, net income and diluted EPS, respectively.

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

Adjusted net income is summarized as follows:

Reconciliation of Adjusted Net Income
	Quarter Ended		Nine Months Ended
	December 26,	December 28,	December 26,	December 28,
	2020	2019	2020	2019
	(Dollars in thousands)
Net income	$6,683	$18,880	$22,516	$61,800
Store impairment charge	—	—	99	—
Store closing costs	(14)	—	2,496	—
Monro.Forward initiative costs	1,056	1,378	1,510	2,685
Acquisition due diligence and integration costs	122	435	161	1,204
Management transition costs	128	—	385	—
Litigation reserve reversal	(250)	—	(250)	—
Provision for income taxes on adjustments	(234)	(435)	(1,022)	(953)
Adjusted net income	$7,491	$20,258	$25,895	$64,736

Adjusted diluted EPS is summarized as follows:

Reconciliation of Adjusted Diluted EPS
	Quarter Ended		Nine Months Ended
	December 26,	December 28,	December 26,	December 28,
	2020	2019	2020	2019
Diluted EPS	$0.20	$0.56	$0.67	$1.82
Store impairment charge	—	—	—	—
Store closing costs (a)	—	—	0.06	—
Monro.Forward initiative costs	0.02	0.03	0.03	0.06
Acquisition due diligence and integration costs (a)	—	0.01	—	0.03
Management transition costs (a)	—	—	0.01	—
Litigation reserve reversal	(0.01)	—	(0.01)	—
Adjusted diluted EPS	$0.22	$0.60	$0.77	$1.91

_______________

(a)For the quarter ended December 26, 2020, store closing, acquisition due diligence and integration, and management transition costs are each minor in amount, net of the impact from income taxes, to have an impact on the calculation of adjusted diluted EPS. These items, as well as items excluded in prior quarters, may also be minor in amount, net of the impact from income taxes, to have an impact on the calculation of adjusted diluted EPS for the nine months ended December 26, 2020.

The calculation of the impact of non-GAAP adjustments on diluted EPS is performed on each line independently. The table may not add down by +/- $0.01 due to rounding.

The adjustments to diluted EPS reflect adjusted effective tax rates of 22.5% and 23.2% for the quarter and nine months ended December 26, 2020, respectively, and 24.0% and 24.5% for the quarter and nine months ended December 28, 2019, respectively. These adjusted effective tax rates exclude the income tax impacts from share-based compensation. See adjustments from the Reconciliation of Adjusted Net Income table above for pre-tax amounts.

Capital Resources, Commitments and Liquidity

Capital Resources

Our primary capital requirements in fiscal 2021 are the upgrading of facilities and systems and the funding of our store expansion program, including potential acquisitions of existing store chains. For the nine months ended December 26, 2020, we spent approximately $57.3 million on these items, of which approximately $25.2 million was related to our Monro.Forward initiatives, including our store technology infrastructure upgrade project completed in the first quarter of fiscal 2021. Capital requirements were met primarily by cash flow from operations and from cash on hand. While we suspended all capital expenditures related to our store rebrand and reimage initiatives during the first quarter of fiscal 2021, we resumed this program in the second quarter of fiscal 2021.

We paid dividends of $22.3 million during the nine months ended December 26, 2020. However, the declaration of and any determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, compliance with charter and restrictions under the Credit Facility, and such other factors as the Board of Directors deems relevant. Under our Credit Facility, we may declare, make or pay any dividend or distribution up to $38.5 million in the aggregate for the period from June 30, 2020 to June 30, 2021 if we are in compliance with the financial covenants and other restrictions in the Credit Facility, as amended.

Because acquisitions remain a pillar of our growth strategy, we continue to evaluate potential acquisition candidates that we believe would fit our growth strategy while maintaining financial discipline. Although acquisition activity was paused during the first six months of fiscal 2021, we acquired 17 retail tire and automotive repair stores located in California during the quarter ended December 26, 2020. We believe we have sufficient resources available (including cash flow from operations and, if necessary, cash on hand and/or bank financing) to expand our business as currently planned for the next twelve months.

Commitments

Payments due by period under long-term debt, other financing instruments and commitments are as follows:

		Within	2 to	4 to	After
	Total	1 Year	3 Years	5 Years	5 Years
	(Dollars in thousands)
Principal payments on long-term debt	$190,000	—	—	$190,000	—
Finance lease commitments/financing obligations (a)	525,740	$55,001	$109,489	101,296	$259,954
Operating lease commitments (a)	244,508	36,396	66,097	54,180	87,835
Accrued rent	2,664	2,492	141	14	17
Other liabilities	1,333	800	533	—	—
Total	$964,245	$94,689	$176,260	$345,490	$347,806

_______________

(a)Finance and operating lease commitments represent future undiscounted lease payments and include $112.6 million and $59.4 million, respectively, related to options to extend lease terms that are reasonably certain of being exercised.

During fiscal 2021, we negotiated rent deferrals for a significant number of our stores, with repayment at later dates, primarily in the fourth quarter of fiscal 2021 and the first and second quarters of fiscal 2022. We began repaying deferred rent primarily in the third quarter of fiscal 2021. These concessions provide a deferral of rent payments with no substantive changes to the original contract. The accrued rent reflected in the table above includes $1.6 million related to rent deferrals and $1.1 million due to timing of other lease related expenses.

In addition, during fiscal 2021, we negotiated rent reductions with certain landlords on approximately 23% of our lease contracts in exchange for extending our current lease term. As these agreements represent substantive changes to our contractual obligations, the leases were remeasured. As a result, during fiscal 2021, finance lease and financing obligation assets, net and finance leases and financing obligations were increased by $67.5 million and $63.8 million, respectively, and operating lease assets, net and operating lease liabilities were increased by $16.4 million and $20.1 million, respectively. The negotiated terms were generally consistent with terms of normal renewal agreements.

Liquidity

In April 2019, we entered into a new five-year $600 million revolving Credit Facility with eight banks that will expire in April 2024. Interest only is payable monthly throughout the Credit Facility’s term. The borrowing capacity for the Credit Facility of $600 million includes an accordion feature permitting us to request an increase in availability of up to an additional $250 million. The Credit Facility bears interest at 75 to 200 basis points over LIBOR (or replacement index) or at the prime rate, depending on the type of borrowing and the rates then in effect. The Credit Facility requires fees payable quarterly throughout the term between 0.125% and 0.35% of the amount of the average net availability under the Credit Facility during the preceding quarter. There was $190.0 million outstanding under the Credit Facility at December 26, 2020.

Within the Credit Facility, we have a sub-facility of $80 million available for the purpose of issuing standby letters of credit. The line requires fees aggregating 87.5 to 212.5 basis points annually of the face amount of each standby letter of credit, payable quarterly in arrears. There was a $33.6 million outstanding letter of credit at December 26, 2020.

The net availability under the Credit Facility at December 26, 2020 was $376.4 million.

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

We were in compliance with all debt covenants at December 26, 2020.

We believe that we can fulfill our commitments and working capital needs utilizing our cash flow from operations and, if necessary, cash on hand and/or bank financing for at least the next 12 months and the foreseeable future.

In addition, we have financed certain store properties with finance leases/financing obligations, which amounted to $409.7 million at December 26, 2020 and are due in installments through March 2049.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 1 to our Consolidated Financial Statements for a discussion of the impact of recently issued accounting standards on our Consolidated Financial Statements as of December 26, 2020 and the expected impact on the Consolidated Financial Statements for future periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from potential changes in interest rates. As of December 26, 2020, excluding finance leases and financing obligations, we had no debt financing at fixed interest rates, of which the fair value would be affected by changes in market interest rates. Our cash flow exposure on floating rate debt would result in annual interest expense fluctuations of approximately $1.9 million based upon our debt position at December 26, 2020 and approximately $5.7 million based upon our debt position at March 28, 2020, respectively, given a change in LIBOR of 100 basis points.

Debt financing had a carrying amount that approximates a fair value of $190.0 million as of December 26, 2020, as compared to a carrying amount and a fair value of $566.4 million as of March 28, 2020.

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

Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended December 26, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business will continue to be affected by the broader economic effects from the COVID-19 pandemic and related regulatory and individual actions, including customer demand for our products and services. Because more people in the United States are working from home, those workers will likely drive less often, and are less likely to require our services or will require our services less often. If this trend continues, we may see a permanent decline in demand for our services. Although travel by car may replace air travel as the preferred means of transportation because of fear of the spread of COVID-19, the recessionary economic environment resulting from the COVID-19 pandemic may reduce levels of leisure travel, which would reduce the demand for our products and services. We anticipate disruption to the demand for our products and services throughout the course of the pandemic. For example, in the first nine months of fiscal 2021, we experienced significant declines in comparable store sales compared to the first nine months of fiscal 2020 due to lower store traffic and reduced store hours as a result of our, individuals’, and governmental responses to the COVID-19 pandemic. Additionally, our growth strategy was impacted by the pandemic, as we paused all store acquisition, rebrand, and reimage initiatives during the first quarter of fiscal 2021 in order to focus our efforts on determining the full impact of the COVID-19 pandemic on our business. While we resumed our rebrand and reimaging initiatives during the quarter ended September 26, 2020 and resumed our acquisition activity during the quarter ended December 26, 2020, given the continuing uncertainty during the pandemic, there can be no assurance we will be able to continue these initiatives.

While we have so far been able to source required products at reasonable cost, the pandemic may also affect our supply chain in ways that are beyond our control. We may also incur costs or experience further disruption to comply with new or changing regulations in response to the pandemic.

In addition, our continuing response to the pandemic could divert management’s attention from our key strategic priorities, increase costs as we prioritize health and safety matters for our employees and customers, cause us to reduce, delay, alter or abandon initiatives that may otherwise increase our long-term value, increase vulnerability to information technology or cybersecurity related risks as certain of our employees work remotely and otherwise continue to disrupt our business operations. For example, we have and expect to continue to incur additional costs and investments in supplies necessary to keep our employees and customers safe, such as face masks, hand sanitizer and cleaning supplies. We expect to encounter labor inefficiencies as we adjust to new protocols and operating models to adapt to operating during the pandemic while experiencing what we believe will be an increase in sales activity from the first nine months of fiscal 2021. Those labor inefficiencies may include difficulty in hiring employees if enhanced unemployment benefits are signed into law. As our employees return to more normalized store hours, there will also be increased risks to the health and safety of our employees and customers, particularly if there were to be one or more clusters of COVID-19 cases occurring at any of our stores or our corporate headquarters. We may also be subject to enhanced legal risks, including potential litigation related to the COVID-19 pandemic.

The overall magnitude of the COVID-19 pandemic, including the extent of its direct and indirect impact on our business, financial position, results of operations or liquidity is inherently uncertain due to the fluidity of the situation. Further, the ultimate impact of the COVID-19 pandemic depends on many factors that are not within our control, including, but not limited to: governmental, business and individuals' actions that have been and continue to be taken in response to the COVID-19 pandemic; the severity and duration of outbreaks of the virus; the effectiveness of vaccines; the impact of the COVID-19 pandemic and actions taken in response on global and regional economies, travel, and economic activity; the availability of federal, state, local or non-U.S. funding programs; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery, particularly in our markets, when the COVID-19 pandemic subsides.

We are unable to estimate the impact of the COVID-19 pandemic with certainty on our business and operations at this time. The pandemic could cause us to experience impairment of our goodwill and other financial assets, further reduce demand for our products and services and other adverse impacts on our financial position, results of operations and cash flows. Sustained adverse effects may also prevent us from satisfying financial covenants in our credit agreement, which would prevent us from paying dividends, or result in downgrades in our credit ratings.

Item 6. Exhibits

Exhibit Index
10.67 – Employment Agreement by and between Brian J. D’Ambrosia, dated December 21, 2020 (December 2020 Form 8-K, Exhibit 10.67)*
10.73 – Supply Agreement, dated as of November 4, 2020, between Monro Service Corporation, MNRO Service Holdings, LLC and Valvoline LLC**
31.1 – Certification of Robert E. Mellor pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
31.2 – Certification of Brian J. D’Ambrosia pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
32.1 – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002
101.INS - XBRL Instance Document
101.LAB - XBRL Taxonomy Extension Label Linkbase
101.PRE - XBRL Taxonomy Extension Presentation Linkbase
101.SCH - XBRL Taxonomy Extension Schema Linkbase
101.DEF - XBRL Taxonomy Extension Definition Linkbase
101.CAL - XBRL Taxonomy Extension Calculation Linkbase
104 - Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q.

** Certain portions of this exhibit have been omitted (indicated by asterisks) pursuant to Item 601(b) of Regulation S-K of the

Securities Act of 1933, as amended, because such omitted information is (i) not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONRO, INC.

DATE: February 4, 2021	By:	/s/ Robert E. Mellor
Robert E. Mellor
Interim Chief Executive Officer (Principal Executive Officer)

DATE: February 4, 2021	By:	/s/ Brian J. D’Ambrosia
Brian J. D’Ambrosia
Executive Vice President – Finance, Chief Financial Officer and
Treasurer (Principal Financial Officer and Principal Accounting Officer)