Form 10-Q
period 2021-06-26
MONRO, INC.
filed 2021-08-02
CIK 876427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________________________________

FORM 10-Q

____________________________________________________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒  Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).      ☒  Yes     ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐  Yes     ☒  No

As of July 23, 2021, 33,505,537 shares of the registrant's common stock, $0.01 par value per share, were outstanding.

Monro, Inc. Q1 2022 Form 10-Q	2

CONSOLIDATED FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

(thousands, except footnotes) (unaudited)	June 26, 2021	March 27, 2021
Assets
Current assets
Cash and equivalents	$16,878	$29,960
Accounts receivable	15,422	15,324
Federal and state income taxes receivable	3,085	10,844
Inventories	167,501	162,282
Other current assets	53,180	48,115
Total current assets	256,066	266,525
Property and equipment, net	321,465	327,063
Finance lease and financing obligation assets, net	285,573	275,360
Operating lease assets, net	219,694	203,329
Goodwill	757,667	689,524
Intangible assets, net	27,229	26,068
Other non-current assets	18,261	18,332
Long-term deferred income tax assets	5,813	5,613
Total assets	$1,891,768	$1,811,814
Liabilities and shareholders' equity
Current liabilities
Current portion of finance leases and financing obligations	$39,986	$37,803
Current portion of operating lease liabilities	32,752	30,903
Accounts payable	121,378	112,378
Accrued payroll, payroll taxes and other payroll benefits	29,157	20,842
Accrued insurance	52,684	49,681
Deferred revenue	12,669	11,956
Other current liabilities	31,634	27,053
Total current liabilities	320,260	290,616
Long-term debt	198,000	190,000
Long-term finance leases and financing obligations	379,711	366,330
Long-term operating lease liabilities	197,571	177,724
Other long-term liabilities	17,154	16,649
Long-term deferred income tax liabilities	19,398	19,783
Long-term income taxes payable	1,083	1,028
Total liabilities	1,133,177	1,062,130
Commitments and contingencies - Note 10
Shareholders' equity:
Class C Convertible Preferred stock	29	29
Common stock	399	398
Treasury stock	(108,729)	(108,729)
Additional paid-in capital	239,738	238,244
Accumulated other comprehensive loss	(4,722)	(4,619)
Retained earnings	631,876	624,361
Total shareholders' equity	758,591	749,684
Total liabilities and shareholders' equity	$1,891,768	$1,811,814

Class C Convertible Preferred stock Authorized 150,000 shares, $1.50 par value, $0.064 conversion value: 19,664 shares issued and outstanding

Common stock Authorized 65,000,000 shares, $0.01 par value; 39,865,158 shares issued as of June 26, 2021; 39,848,093 shares issued at March 27, 2021

Treasury stock 6,359,871 shares, at cost

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. Q1 2022 Form 10-Q	3

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Income and Comprehensive Income

	Three Months Ended
(thousands, except per share data) (unaudited)	June 26, 2021	June 27, 2020
Sales	$341,818	$247,059
Cost of sales, including distribution and occupancy costs	215,887	159,605
Gross profit	125,931	87,454
Operating, selling, general and administrative expenses	98,014	76,053
Operating income	27,917	11,401
Interest expense, net of interest income	6,941	7,385
Other (income) loss, net	(44)	9
Income before income taxes	21,020	4,007
Provision for income taxes	5,339	1,020
Net income	$15,681	$2,987
Other comprehensive loss
Changes in pension, net of tax	(103)	(170)
Other comprehensive loss	(103)	(170)
Comprehensive income	$15,578	$2,817
Earnings per share
Basic	$0.46	$0.09
Diluted	$0.46	$0.09
Weighted average common shares outstanding
Basic	33,498	33,285
Diluted	34,022	33,854

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. Q1 2022 Form 10-Q	4

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Changes in Shareholders’ Equity

	Class C							Accumulated
	Convertible						Additional	Other
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Comprehensive	Retained	Total
(thousands) (unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at March 28, 2020	22	$33	39,645	$396	6,360	$(108,729)	$229,774	$(6,889)	$619,855	$734,440
Net income									2,987	2,987
Other comprehensive loss
Pension liability adjustment								(170)		(170)
Dividends declared
Preferred									(112)	(112)
Common									(7,323)	(7,323)
Dividend payable									(11)	(11)
Stock options and restricted stock			1				5			5
Stock-based compensation							904			904
Balance at June 27, 2020	22	$33	39,646	$396	6,360	$(108,729)	$230,683	$(7,059)	$615,396	$730,720

Balance at March 27, 2021	20	$29	39,848	$398	6,360	$(108,729)	$238,244	$(4,619)	$624,361	$749,684
Net income									15,681	15,681
Other comprehensive loss
Pension liability adjustment								(103)		(103)
Dividends declared
Preferred									(110)	(110)
Common									(8,042)	(8,042)
Dividend payable									(14)	(14)
Stock options and restricted stock			17	1			739			740
Stock-based compensation							755			755
Balance at June 26, 2021	20	$29	39,865	$399	6,360	$(108,729)	$239,738	$(4,722)	$631,876	$758,591

We declared $0.24 and $0.22 dividends per common share or equivalent for the three months ended June 26, 2021 and June 27, 2020, respectively.

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. Q1 2022 Form 10-Q	5

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows

	Three Months Ended
(thousands) (unaudited)	June 26, 2021	June 27, 2020
Operating activities
Net income	$15,681	$2,987
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	20,278	18,410
Share-based compensation expense	755	904
Gain on disposal of assets	(168)	(256)
Deferred income tax expense	2,931	494
Change in operating assets and liabilities (excluding acquisitions)
Accounts receivable	(98)	1,095
Inventories	(4,110)	10,985
Other current assets	(4,853)	3,745
Other non-current assets	7,950	7,294
Accounts payable	9,000	11,349
Accrued expenses	15,648	17,555
Federal and state income taxes receivable	7,759	711
Other long-term liabilities	(8,114)	(2,751)
Long-term income taxes payable	55	14
Cash provided by operating activities	62,714	72,536
Investing activities
Capital expenditures	(5,199)	(15,304)
Acquisitions, net of cash acquired	(62,059)	(200)
Proceeds from the disposal of assets	429	7
Other	67	323
Cash used for investing activities	(66,762)	(15,174)
Financing activities
Proceeds from borrowings	77,000	—
Principal payments on long-term debt, finance leases and financing obligations	(78,661)	(247,364)
Exercise of stock options	779	9
Dividends paid	(8,152)	(7,435)
Deferred financing costs	—	(874)
Cash used for financing activities	(9,034)	(255,664)
Decrease in cash and equivalents	(13,082)	(198,302)
Cash and equivalents at beginning of period	29,960	345,476
Cash and equivalents at end of period	$16,878	$147,174
Supplemental information
Leased assets obtained in exchange for new finance lease liabilities	$6,599	$64,216
Leased assets obtained in exchange for new operating lease liabilities	$1,382	$13,796

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. Q1 2022 Form 10-Q	6

INDEX

Monro, Inc. Q1 2022 Form 10-Q	7

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

Note 1 – Description of Business and Basis of Presentation

Description of business

Monro, Inc. and its direct and indirect subsidiaries (together, “Monro”, the “Company”, “we”, “us”, or “our”), are engaged principally in providing automotive undercar repair and tire replacement sales and tire related services in the United States. Monro had 1,291 Company-operated retail stores located in 32 states and 91 franchised locations as of June 26, 2021.

A certain number of our retail locations also service commercial customers. Our locations that serve commercial customers generally operate consistently with our other retail locations, except that the sales mix for these locations includes a higher number of commercial tires.

As of June 26, 2021, Monro had seven wholesale locations and three retread facilities. The wholesale locations, in most cases, sell tires to customers for resale, although these tire sales do not include installation or other tire related services. The retread facilities re-manufacture tires through the replacement of tread on worn tires that are later sold to customers.

Monro’s operations are organized and managed as one single segment designed to offer to our customers replacement tires and tire related services, automotive undercar repair services as well as a broad range of routine maintenance services, primarily on passenger cars, light trucks and vans. We also provide other products and services for brakes; mufflers and exhaust systems; and steering, drive train, suspension and wheel alignment.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements. While these statements reflect all adjustments (consisting of items of a normal recurring nature) that are, in the opinion of management, necessary for a fair presentation of the results of the interim period, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“U.S. GAAP”) for complete financial statement presentation. The consolidated financial statements should be read in conjunction with the financial statement disclosures in our Form 10-K for the fiscal year ended March 27, 2021.

We use the same accounting policies in preparing quarterly and annual financial statements.

Due to the seasonal nature of our business, quarterly operating results and cash flows are not necessarily indicative of the results that may be expected for other interim periods or the full year.

Fiscal year

We operate on a 52/53 week fiscal year ending on the last Saturday in March. Fiscal years 2022 and 2021 each contain 52 weeks. Unless specifically indicated otherwise, any references to “2022” or “fiscal 2022” and “2021” or “fiscal 2021” relate to the years ending March 26, 2022 and March 27, 2021, respectively.

Recent accounting pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance intended to simplify the accounting for income taxes. The new guidance removes certain exceptions to the general principles in Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes,” and amends existing guidance to improve consistent application. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2020. We adopted this guidance during the first quarter of 2022. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Other recent authoritative guidance issued by the FASB (including technical corrections to the ASC) and the SEC did not, or are not expected to have a material effect on Monro’s consolidated financial statements.

Note 2 – Impact of the COVID-19 Pandemic

The novel strain of coronavirus (“COVID-19”) pandemic has been a highly disruptive economic and societal event that has affected the Company’s business and has a significant impact on consumer shopping behavior. To date, our retail stores, wholesale locations and other facilities have remained open as an essential business. To serve our customers while also providing for the safety of employees, the Company has adapted certain aspects of the business. Throughout the pandemic, the Company has monitored the

Monro, Inc. Q1 2022 Form 10-Q	8

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

rapidly evolving situation and will continue to adapt its operations to (i) address federal, state and local standards, (ii) meet the demand of customers, and (iii) implement standards that the Company believes to be in the best interests of the safety and well-being of its employees and customers.

The full impact of the COVID-19 pandemic will depend on factors such as the length of time of the pandemic; how federal, state and local governments are responding; the efficacy of the COVID-19 vaccines; the longer-term impact of the pandemic on the economy and consumer behavior; and the effect on our customers, employees, vendors and other partners.

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

2022

On April 25, 2021, we acquired 30 retail tire and automotive repair stores located in California from Mountain View Tire & Service, Inc. for $62.1 million. These stores will operate under the Mountain View Tire & Service name. The acquisition was financed through our Credit Facility, as defined in Note 9. The results of operations for the acquisition are included in our financial results from the acquisition date.

The acquisition resulted in goodwill related to, among other things, growth opportunities, synergies and economies of scale expected from combining the business with ours, as well as unidentifiable intangible assets. All of the goodwill is expected to be deductible for tax purposes.

We expensed all costs related to the acquisition in the three months ended June 26, 2021. The total costs related to the completed acquisition were $0.3 million and these costs are included in the Consolidated Statements of Income and Comprehensive Income primarily under operating, selling, general and administrative (“OSG&A”) expenses.

Sales related to the completed acquisition totaled $7.9 million for the period from acquisition date through June 26, 2021.

Monro, Inc. Q1 2022 Form 10-Q	9

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

We accounted for the acquisition as a business combination using the acquisition method of accounting in accordance with the FASB ASC Topic 805, “Business Combinations.” The assets acquired and liabilities assumed were recorded at their acquisition-date fair values and were consolidated with those of the Company as of the acquisition date. The acquisition-date fair values were assigned based on preliminary valuations and estimates, and the consideration transferred and net liabilities assumed were recorded as goodwill.

2022 Acquisition-date Fair Values Assigned
(thousands)
Inventory	$1,034
Other current assets	217
Property and equipment	960
Finance lease and financing obligation assets	12,098
Operating lease assets	22,867
Intangible assets	2,211
Other non-current assets	63
Long-term deferred income tax assets	3,482
Total assets acquired	42,932
Current portion of finance leases and financing obligations	1,184
Current portion of operating lease liabilities	1,960
Deferred revenue	955
Other current liabilities	208
Long-term finance leases and financing obligations	17,480
Long-term operating lease liabilities	26,417
Other long-term liabilities	747
Total liabilities assumed	48,951
Total net identifiable liabilities assumed	$(6,019)
Total consideration transferred	$62,117
Less: total net identifiable liabilities assumed	(6,019)
Goodwill	$68,136

The total consideration of $62.1 million is comprised of $61.0 million in cash, and a $1.1 million payable to the seller. The payable is due upon finalization of a lease assignment for one store location.

We assigned $2.2 million to amortizable intangible assets, including customer list and trade name, with a weighted-average amortizable period of approximately eight years. We have assigned acquired right-of-use assets at the present value of remaining lease payments adjusted to reflect favorable or unfavorable market terms of the lease.

Supplemental pro forma information for the current or prior reporting periods has not been presented due to the impracticability of obtaining detailed, accurate or reliable data for the periods the acquired entities were not owned by Monro.

We continue to refine the valuation data and estimates primarily related to inventory, warranty reserves, intangible assets and real property leases and certain liabilities for the 2022 acquisition and the 2021 acquisition that closed in December 2020 and expect to complete the valuations no later than the first anniversary date of the acquisition. We anticipate that adjustments will continue to be made to the fair values of identifiable assets acquired and liabilities assumed and those adjustments may or may not be material.

During the three months ended June 26, 2021, we paid $0.8 million to the seller of the 2021 acquisition as the lease assignment for one store location was finalized during the period.

Monro, Inc. Q1 2022 Form 10-Q	10

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

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

Earnings per Common Share	Three Months Ended
(thousands, except per share data)	June 26, 2021	June 27, 2020
Numerator for earnings per common share calculation:
Net income	$15,681	$2,987
Less: Preferred stock dividends	(110)	(112)
Income available to common shareholders	$15,571	$2,875
Denominator for earnings per common share calculation:
Weighted average common shares - basic	33,498	33,285
Effect of dilutive securities:
Preferred stock	460	510
Stock options	31	31
Restricted stock	33	28
Weighted average common shares - diluted	34,022	33,854

Basic earnings per common share	$0.46	$0.09
Diluted earnings per common share	$0.46	$0.09

The calculation of diluted earnings per common share excludes the effect of the assumed exercise of approximately 203,000 and 585,000 stock options for the three months ended June 26, 2021 and June 27, 2020, respectively. Such amounts were excluded as the exercise price of these stock options was greater than the average market value of our common stock for those periods, resulting in an anti-dilutive effect on diluted earnings per common share.

Note 5 – Income Taxes

For the three months ended June 26, 2021, our effective income tax rate was 25.4 percent, compared to 25.5 percent for the three months ended June 27, 2020.

Note 6 – Fair Value

Long-term debt had a carrying amount that approximates a fair value of $198.0 million as of June 26, 2021, as compared to a carrying amount and a fair value of $190.0 million as of March 27, 2021. The carrying value of our debt approximated its fair value due to the variable interest nature of the debt.

Note 7 – Cash Dividend

We paid dividends of $8.2 million during the three months ended June 26, 2021. However, the declaration of and any determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, compliance with charter and Credit Facility restrictions, and such other factors as the Board of Directors deems relevant. Under our Credit Facility, we were permitted to declare, make or pay any dividend or distribution up to $38.5 million in the aggregate for the period from June 30, 2020 to June 30, 2021 if we were in compliance with the financial covenants and other restrictions in the Credit Facility, as amended. For additional information regarding our Credit Facility, see Note 9.

Monro, Inc. Q1 2022 Form 10-Q	11

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

Note 8 – Revenues

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

Revenues	Three Months Ended
(thousands)	June 26, 2021	June 27, 2020
Tires (a)	$176,229	$137,270
Maintenance	84,459	57,620
Brakes	45,975	28,564
Steering	28,266	18,468
Exhaust	5,789	4,432
Other	1,100	705
Total	$341,818	$247,059

(a) Includes the sale of tire road hazard warranty agreements and tire delivery commissions.

Revenue from the sale of tire road hazard warranty agreements is initially deferred and is recognized over the contract period as costs are expected to be incurred in performing such services, typically 21 to 36 months. The deferred revenue balances at June 26, 2021 and March 27, 2021 were $18.0 million and $16.7 million, respectively, of which $12.7 million and $12.0 million, respectively, are reported in Deferred revenue and $5.3 million and $4.7 million, respectively, are reported in Other long-term liabilities in our Consolidated Balance Sheets.

Changes in Deferred Revenue
(thousands)
Balance at March 27, 2021	$16,712
Deferral of revenue	4,325
Deferral of revenue from acquisitions	1,605
Recognition of revenue	(4,637)
Balance at June 26, 2021	$18,005

As of June 26, 2021, we expect to recognize $10.5 million of deferred revenue related to road hazard warranty agreements in the remainder of fiscal 2022, $6.0 million of deferred revenue during our fiscal year ending March 25, 2023, and $1.5 million of deferred revenue thereafter.

Under various arrangements, we receive from certain tire vendors a delivery commission and reimbursement for the cost of the tire that we may deliver to customers on behalf of the tire vendor. The commission we earn from these transactions is as an agent and the net amount retained is recorded as sales.

Note 9 – Long-term Debt

In April 2019, we entered into a new five year $600 million revolving credit facility agreement with eight banks (the “Credit Facility”). Interest only is payable monthly throughout the Credit Facility’s term. The borrowing capacity for the Credit Facility of $600 million includes an accordion feature permitting us to request an increase in availability of up to an additional $250 million. The Credit Facility bears interest at 75 to 200 basis points over the London Interbank Offered Rate (“LIBOR”) (or replacement index) or at the prime rate, depending on the type of borrowing and the rates then in effect.

Monro, Inc. Q1 2022 Form 10-Q	12

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

On June 11, 2020, we entered into a First Amendment to the Credit Facility (the “First Amendment”), which, among other things, amended the terms of certain of the financial and restrictive covenants in the credit agreement through the first quarter of fiscal 2022 to provide us with additional flexibility to operate our business. The First Amendment permanently amended the interest rate charged on borrowings to be based on the greater of adjusted one-month LIBOR or 0.75 percent. For the period from June 30, 2020 to June 30, 2021, the minimum interest rate spread charged on borrowings was 225 basis points over LIBOR. Additionally, during the same period, we were permitted to declare, make or pay any dividend or distribution up to $38.5 million in the aggregate and the acquisition of stores or other businesses up to $100 million in the aggregate were permitted if we were in compliance with the financial covenants and other restrictions in the First Amendment and Credit Facility. The Credit Facility requires fees payable quarterly throughout the term between 0.125 percent and 0.35 percent of the amount of the average net availability under the Credit Facility during the preceding quarter. Except as amended by the First Amendment, the remaining terms of the credit agreement remain in full force and effect.

Within the Credit Facility, we have a sub-facility of $80 million available for the purpose of issuing standby letters of credit. The sub-facility requires fees aggregating 87.5 to 212.5 basis points annually of the face amount of each standby letter of credit, payable quarterly in arrears. There was a $29.6 million outstanding letter of credit at June 26, 2021.

There was $198.0 million outstanding and $372.4 million available under the Credit Facility at June 26, 2021.

We were in compliance with all debt covenants at June 26, 2021.

Note 10 – Commitments and Contingencies

Commitments

Commitments Due by Period		Within	2 to	4 to	After
(thousands)	Total	1 Year	3 Years	5 Years	5 Years
Principal payments on long-term debt	$198,000	—	$198,000	—	—
Finance lease commitments/financing obligations (a)	533,744	$58,034	114,582	$103,894	$257,234
Operating lease commitments (a)	266,783	39,184	71,021	58,413	98,165
Accrued rent	1,348	1,191	87	27	43
Other liabilities	933	841	92	—	—
Total	$1,000,808	$99,250	$383,782	$162,334	$355,442

(a)Finance and operating lease commitments represent future undiscounted lease payments and include $112.0 million and $70.2 million, respectively, related to options to extend lease terms that are reasonably certain of being exercised.

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

As previously disclosed by the Company, an action was filed against us on June 12, 2020 in the U.S. District Court for the Western District of Pennsylvania by Mark Cerini. The plaintiff, who is a former service store manager, sought certification to represent similarly situated store managers in a nationwide collective action for unpaid overtime wages, damages and attorneys’ fees. Plaintiff alleges violations of the Fair Labor Standards Act and various state laws relating to, among other things, overtime and unpaid wages.  The parties have reached an agreement in principle to resolve this matter.  The Company included the potential settlement amount of $3.9 million in OSG&A expenses in the Company’s Consolidated Statement of Income and Comprehensive Income for the three months ended June 26, 2021.  A settlement agreement is currently being reviewed and the terms of the settlement may be subject to change. Settlement is subject to court approval.

Monro, Inc. Q1 2022 Form 10-Q	13

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Summary

First quarter 2022 included the following notable items:

•Diluted earnings per common share (“EPS”) were $0.46.

•Adjusted diluted EPS, a non-GAAP measure, were $0.55.

•Sales increased 38.4 percent, driven by an increase in comparable store sales.

•Comparable store sales increased 34.5 percent, driven primarily by an increase in guest traffic and average ticket amount.

•Operating income of $27.9 million was 144.9 percent higher than the prior year comparable period.

•Net income was $15.7 million.

•Adjusted net income, a non-GAAP measure, was $18.8 million.

Earnings Per Common Share	Three Months Ended
	June 26, 2021	June 27, 2020	Change
Diluted EPS	$0.46	$0.09	411.1%
Adjustments	0.09	0.06
Adjusted diluted EPS	$0.55	$0.15	266.7%

Adjusted diluted EPS and adjusted net income, each of which are a measure not derived in accordance with U.S. GAAP, exclude the impact of certain items. Management believes that adjusted diluted EPS and adjusted net income are useful in providing period-to-period comparisons of the results of our operations by excluding certain non-recurring items and items related to store closings as well as Monro.Forward or acquisition initiatives. Reconciliations of these non-GAAP financial measures to GAAP measures are provided beginning on page 18 under “Non-GAAP Financial Measures.”

We define comparable store sales, or same store sales, as sales for stores that have been opened or owned at least one full fiscal year. We believe this period is generally required for new store sales levels to begin to normalize. Management uses comparable store sales to assess the operating performance of the Company’s stores and believes the metric is useful to investors because our overall results are dependent upon the results of our stores. Comparable sales measures vary across the retail industry. Therefore, our comparable sales calculation is not necessarily comparable to similarly titled measures reported by other companies.

Impact of COVID-19

The full impact of the COVID-19 pandemic will depend on factors such as the length of time of the pandemic; how federal, state and local governments are responding; the efficacy and distribution of the COVID-19 vaccines; the longer-term impact of the pandemic on the economy and consumer behavior; and the effect on our customers, referred to as “guests”; employees, referred to as “teammates”; vendors and other partners.

During this time, we are focused on protecting the health and safety of our teammates and guests, while seeking to continue operating our business responsibly.

While we expect many teammates to return to our offices later this calendar year, the timing of such a return could be affected by resurgences of COVID-19 in areas where our offices are located. When we return to our offices, we expect many teammates to continue to work in a hybrid of in-person and remote work. These changes to our operations going forward may present additional challenges and increased costs to insure our offices are safe and functional for hybrid work that enable effective collaboration of both in-person and remote teammates.

Although we are experiencing unprecedented challenges during this pandemic, we continue our focus to remain as efficient as possible while still offering safe and high quality service to our guests.

Given the level of volatility and uncertainty surrounding the future impact of COVID-19, we cannot estimate with certainty the long-term impacts of the COVID-19 pandemic on our business, financial condition, results of operations, and cash flows.

Monro, Inc. Q1 2022 Form 10-Q	14

MANAGEMENT’S DISCUSSION AND ANALYSIS

Analysis of Results of Operations

Summary of Operating Income	Three Months Ended
(thousands)	June 26, 2021	June 27, 2020	Change
Sales	$341,818	$247,059	38.4%
Cost of sales, including distribution and occupancy costs	215,887	159,605	35.3
Gross profit	125,931	87,454	44.0
Operating, selling, general and administrative expenses	98,014	76,053	28.9
Operating income	$27,917	$11,401	144.9%

Sales

Sales include automotive undercar repair, tire replacement and tire related service sales, net of discounts, returns, etc., and revenue from the sale of warranty agreements and commissions earned from the delivery of tires. See Note 8 to the Company’s consolidated financial statements for further information. We use comparable store sales to evaluate the performance of our existing stores by measuring the change in sales for a period over the comparable, prior-year period of equivalent length. There were 90 selling days in the three months ended June 26, 2021 and in the three months ended June 27, 2020.

Sales growth – from both comparable store sales and new stores – represents an important driver of our long-term profitability. We expect that comparable store sales growth will significantly impact our total sales growth. We believe that our ability to successfully differentiate our guests’ experience through a careful combination of merchandise assortment, price, convenience, guest experience, and other factors will over the long-term drive both increasing guest traffic and the average ticket amount.

Sales	Three Months Ended
(thousands)	June 26, 2021	June 27, 2020
Sales	$341,818	$247,059
Dollar change compared to prior year	$94,759
Percentage change compared to prior year	38.4%

The sales increase was primarily due to an increase in comparable store sales from an increase in guest traffic and average ticket amount as the prior year period includes the low point of guest traffic during the COVID-19 pandemic to date. Additionally, there was an increase in sales from new stores. Partially offsetting these increases was a decrease in sales from closed stores. The following table shows the primary drivers of the change in sales between the three months ended June 26, 2021 and the three months ended June 27, 2020.

Sales Percentage Change	Three Months Ended
June 26, 2021
Sales change	38.4%
Primary drivers of change in sales
Comparable stores sales	34.5%
New store sales (a)	5.7%
Closed store sales	(1.3)%

(a)Sales from 2022 and 2021 acquisitions represented 5.5 percent of the change between the three months ended June 26, 2021 and the three months ended June 27, 2020.

Monro, Inc. Q1 2022 Form 10-Q	15

MANAGEMENT’S DISCUSSION AND ANALYSIS

As the COVID-19 pandemic has evolved, demand for automotive undercar repair services as well as replacement tires and tire related services continues to be volatile. During the three months ended June 26, 2021, comparable store sales growth increased across our product categories with significant higher growth in our higher-margin brakes and maintenance service categories, as well as our tire category, each of which experienced significant declines during the three months ended June 27, 2020.

Comparable Store Product Category Sales Change	Three Months Ended
	June 26, 2021	June 27, 2020
Tires	25%	(14)%
Maintenance	42%	(35)%
Brakes	57%	(41)%
Alignment	54%	(32)%
Front end/shocks	40%	(36)%
Exhaust	35%	(37)%

Sales by Product Category	Three Months Ended
	June 26, 2021	June 27, 2020
Tires	52%	56%
Maintenance	25	23
Brakes	14	12
Steering (a)	8	8
Exhaust	1	1
Total	100%	100%

(a)Steering product category includes front end/shocks and alignment product category sales.

Change in Number of Company-Operated Retail Stores

Beginning store count at March 27, 2021	1,263
Opened (a)	30
Closed	(2)
Ending store count at June 26, 2021	1,291

(a)Related to stores acquired from the 2022 acquisition.

Cost of Sales and Gross Profit

Gross Profit	Three Months Ended
(thousands)	June 26, 2021	June 27, 2020
Gross profit	$125,931	$87,454
Percentage of sales	36.8%	35.4%
Dollar change compared to prior year	$38,477
Percentage change compared to prior year	44.0%

The increase in gross profit, as a percentage of sales, of 140 basis points (“bps”) from the prior year comparable period was primarily due to a decrease in distribution and occupancy costs, as a percentage of sales, as we gained leverage on these largely fixed costs with higher overall comparable store sales. The increase in gross profit, as a percentage of sales, was also partially due to a decrease in material costs, as a percentage of sales, as a result of a shift in sales mix to our higher margin brakes and maintenance service categories. Additionally, through the use of our tire category and management pricing tool in place, we expanded our gross profit per tire from the prior year comparable period. Partially offsetting these decreases was an increase in technician labor costs, which increased as a percentage of sales, as staffing levels continue to normalize during the three months ended June 26, 2021 as compared to minimum staffing levels in the prior year period which were adjusted to lower demand due to the COVID-19 pandemic. Also, more technicians working overtime, in order to meet the surge in demand, during the three months ended June 26, 2021 resulted in an increase in technician labor costs, as a percentage of sales, from the prior year comparable period.

Monro, Inc. Q1 2022 Form 10-Q	16

MANAGEMENT’S DISCUSSION AND ANALYSIS

Gross Profit as a Percentage of Sales Change	Three Months Ended
	June 26, 2021
Gross profit change	140	bps
Primary drivers of change in gross profit as a percentage of sales
Distribution and occupancy costs	260	bps
Material costs	170	bps
Technician labor costs	(280)	bps

OSG&A Expenses

OSG&A Expenses	Three Months Ended
(thousands)	June 26, 2021	June 27, 2020
OSG&A Expenses	$98,014	$76,053
Percentage of sales	28.7%	30.8%
Dollar change compared to prior year	$21,961
Percentage change compared to prior year	28.9%

The increase of $22.0 million in OSG&A expenses from the prior year comparable period is primarily due to increased expenses from comparable stores, mainly store management compensation to match demand and advertising expense. However, we gained leverage with higher overall comparable store sales, which resulted in the decrease in OSG&A expenses, as a percentage of sales, from the prior year comparable period. The increase in OSG&A expenses was also partially due to litigation settlement costs (related to the Cerini matter described in Note 10) as well as increased expenses from new stores. Partially offsetting these increases were lower expenses from 10 stores closed compared to the prior year period.

OSG&A Expenses Change	Three Months Ended
(thousands)	June 26, 2021
OSG&A expenses change	$21,961
Drivers of change in OSG&A expenses
Increase from comparable stores	$16,153
Increase in litigation settlement costs	$3,920
Increase from new stores	$3,185
Decrease from closed stores	$(1,297)

Other Performance Factors

Net Interest Expense

Net interest expense of $6.9 million for the three months ended June 26, 2021 decreased $0.4 million as compared to the prior year period, and decreased as a percentage of sales from 3.0 percent to 2.0 percent. Weighted average debt outstanding for the three months ended June 26, 2021 decreased by approximately $294 million as compared to the three months ended June 27, 2020. This decrease is related to a decrease in debt outstanding under our five year $600 million revolving credit facility agreement with eight banks (the “Credit Facility”). Partially offsetting this decrease was an increase in finance lease debt recorded in connection with the 2022 and 2021 acquisitions and greenfield expansion, along with renegotiated leases. Additionally, there was an increase in the weighted average interest rate of approximately 130 basis points from the prior year comparable period due primarily to an increase in borrowing rates associated with the Credit Facility.

Provision for Income Taxes

For the three months ended June 26, 2021, our effective income tax rate was 25.4 percent compared to 25.5 percent for the three months ended June 27, 2020.

Monro, Inc. Q1 2022 Form 10-Q	17

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Adjusted net income is summarized as follows:

Reconciliation of Adjusted Net Income	Three Months Ended
(thousands)	June 26, 2021	June 27, 2020
Net income	$15,681	$2,987
Store closing costs	(272)	2,527
Monro.Forward initiative costs	103	182
Acquisition due diligence and integration costs	310	17
Management transition costs	59	—
Litigation settlement costs	3,920	—
Provision for income taxes on adjustments	(997)	(641)
Adjusted net income	$18,804	$5,072

Adjusted diluted EPS is summarized as follows:

Reconciliation of Adjusted Diluted EPS	Three Months Ended
	June 26, 2021	June 27, 2020
Diluted EPS	$0.46	$0.09
Store closing costs	(0.01)	0.06
Monro.Forward initiative costs (a)	—	—
Acquisition due diligence and integration costs (a)	0.01	—
Management transition costs (a)	—	—
Litigation settlement costs	0.09	—
Adjusted diluted EPS	$0.55	$0.15

(a)Amounts, in the periods presented, may be too minor in amount, net of the impact from income taxes, to have an impact on the calculation of adjusted diluted EPS.

The adjustments to diluted EPS reflect effective tax rates of 24.2 percent and 23.5 percent for the three months ended June 26, 2021 and June 27, 2020, respectively. See adjustments from the Reconciliation of Adjusted Net Income table above for pre-tax amounts.

Analysis of Financial Condition

Liquidity and Capital Resources

Capital Allocation

We expect to continue to generate positive operating cash flow as we have done in the last three fiscal years. The cash we generate from our operations allows us to support business operations and Monro.Forward initiatives as well as invest in attractive acquisition opportunities intended to drive long-term sustainable growth, while paying down debt and returning cash to our shareholders through our dividend program.

In addition, because we believe a large portion of our future expenditures will be to fund our growth, through acquisition of retail stores and/or opening greenfield stores, we continually evaluate our cash needs and may decide it is best to fund the growth of our business through borrowings on our Credit Facility. Conversely, we may also from time to time determine that it is in our best interests to voluntarily repay certain indebtedness early.

Monro, Inc. Q1 2022 Form 10-Q	18

MANAGEMENT’S DISCUSSION AND ANALYSIS

Accordingly, we believe that our current sources of funds will provide us with adequate liquidity during the 12-month period following June 26, 2021, as well as in the long-term.

See the sections below for more details regarding material requirements for cash in our business and our sources of liquidity to meet such needs.

Material Cash Requirements

We currently expect our capital expenditures to support our projects, including upgrading our facilities and systems as well as funding our Monro.Forward initiatives, to be $30 million to $45 million in 2022. Additionally, we have contractual finance lease and operating lease commitments with landlords through October 2040 for $618.3 million in lease payments, of which $96.3 million is due within one year. For details regarding these lease commitments, see Note 10 to the Company’s consolidated financial statements.

As of June 26, 2021, we had $198.0 million outstanding under the Credit Facility, none of which is due in the succeeding 12 months. For details regarding our indebtedness that is due, see Note 10 to the Company’s consolidated financial statements.

We paid cash dividends totaling $8.2 million ($0.24 per share) during the three months ended June 26, 2021. For details regarding our cash dividend, see Note 7 to the Company’s consolidated financial statements.

Sources and Conditions of Liquidity

Our sources to fund our material cash requirements are predominantly cash from operations, cash and equivalents on hand, and availability under our Credit Facility.

As of June 26, 2021, we had $16.9 million of cash and equivalents. In addition, we had $372.4 million available under the Credit Facility as of June 26, 2021.

Summary of Cash Flows

The following table presents a summary of our cash flows from operating, investing and financing activities.

Summary of Cash Flows	Three Months Ended
(thousands)	June 26, 2021	June 27, 2020
Cash provided by operating activities	$62,714	$72,536
Cash used for investing activities	(66,762)	(15,174)
Cash used for financing activities	(9,034)	(255,664)
Decrease in cash and equivalents	(13,082)	(198,302)
Cash and equivalents at beginning of period	29,960	345,476
Cash and equivalents at end of period	$16,878	$147,174

Cash provided by operating activities

For the three months ended June 26, 2021 cash provided by operating activities was $62.7 million, which consisted of net income of $15.7 million, adjusted by non-cash charges of $23.8 million and by a change in operating assets and liabilities of $23.2 million. The non-cash charges were largely driven by $20.3 million of depreciation and amortization. The change in operating assets and liabilities was primarily due to accounts payable and accrued liabilities, net of vendor rebate receivables, being a source of cash of $19.8 million driven by timing of payments, as well as our federal and state income taxes receivable being a source of cash of $7.8 million due largely to an income tax refund that was received. These sources of cash were partially offset by our inventory balance being a use of cash of $4.1 million due to increased inventory purchases to meet higher demand.

For the three months ended June 27, 2020 cash provided by operating activities was $72.5 million, which consisted of net income of $3.0 million, adjusted by non-cash charges of $19.6 million and by a change in operating assets and liabilities of $49.9 million. The non-cash charges were largely driven by $18.4 million of depreciation and amortization. The change in operating assets and liabilities was primarily due to accounts payable and accrued liabilities, net of vendor rebate receivables, being a source of cash of $37.0 million driven by timing of payments, as well as our inventory balance being a source of cash of $11.0 million due to decreased inventory purchases to adjust to lower demand.

Monro, Inc. Q1 2022 Form 10-Q	19

MANAGEMENT’S DISCUSSION AND ANALYSIS

Cash used for investing activities

For the three months ended June 26, 2021 cash used for investing activities was $66.8 million. This was primarily due to cash used for acquisitions and capital expenditures, including property and equipment, of $62.1 million and $5.2 million, respectively. Included in the $62.1 million used for acquisitions was $0.8 million paid to the seller of the 2021 acquisition as the lease assignment for one store location was finalized during the period.

For the three months ended June 27, 2020 cash used for investing activities was $15.2 million. This was primarily due to cash used for capital expenditures, including property and equipment, of $15.3 million.

Cash used for financing activities

For the three months ended June 26, 2021 cash used for financing activities was $9.0 million which was primarily due to payment of finance lease principal and dividends of $9.7 million and $8.2 million, respectively, partially offset by net borrowing under our Credit Facility of $8.0 million.

For the three months ended June 27, 2020 cash used for financing activities was $255.7 million which was primarily due to payment of amounts previously borrowed under our Credit Facility and finance lease principal of $240.2 million and $7.1 million, respectively, as well as payment of dividends of $7.4 million.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with GAAP. The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience, as appropriate, and on various other assumptions that we believe to be reasonable under the circumstances. Changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by management. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows may be affected.

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the economy, our business operations and financial markets. The estimates used for, but not limited to, determining fair value of long-lived assets, goodwill, self-insurance reserves and our ability to realize the tax benefits associated with deferred tax assets could be impacted. We have assessed the impact and are not aware of any specific events or circumstances that required an update to our estimates and assumptions or materially affected the carrying value of our assets or liabilities as of the date of issuance of this report. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

For a description of our critical accounting policies and estimates, refer to Part II, Item 7., “Critical Accounting Policies” of our Form 10-K for the fiscal year ended March 27, 2021. There have been no material changes to our critical accounting policies and estimates since our Form 10-K for the year ended March 27, 2021.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 1 to our consolidated financial statements for a discussion of the impact of recently issued accounting standards on our consolidated financial statements as of June 26, 2021 and the expected impact on the consolidated financial statements for future periods.

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they address future events, developments and results and do not relate strictly to historical facts. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements include, without limitation, statements preceded by, followed by or including words such as “anticipate,” “appear,” “believe,” “contemplate,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “see,” “strategy,” “vision,” “will,” “would” and variations thereof and similar expressions. Forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results to differ materially from those expressed. For example, our forward-looking statements include, without limitation, statements regarding:

Monro, Inc. Q1 2022 Form 10-Q	20

MANAGEMENT’S DISCUSSION AND ANALYSIS

•the potential effect of general business or economic conditions on our business, including the direct and indirect effects of the COVID-19 pandemic on the economy, consumer spending levels, and unemployment in our markets;

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

•our anticipated sales, comparable store sales, gross profit margin, costs of goods sold (including product mix), OSG&A expenses and other fixed costs, and our ability to leverage those costs;

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

•our assessment of the materiality and impact on our business of recent accounting pronouncements adopted by the FASB;

•management’s estimates and expectations as they relate to income tax liabilities, deferred income taxes and uncertain tax positions; and

•management’s estimates associated with our critical accounting policies, including business combinations, self-insurance liabilities and valuations for our goodwill and indefinite-lived intangible assets impairment analyses.

Any of these factors, as well as such other factors as discussed in Part I, Item 1A., “Risk Factors” of our Form 10-K for the fiscal year ended March 27, 2021, as well as in our periodic filings with the SEC, could cause our actual results to differ materially from our anticipated results. The information provided in this report is based upon the facts and circumstances known as of the date of this report, and any forward-looking statements made by us in this report speak only as of the date on which they are made. Except as required by law, we undertake no obligation to update these forward-looking statements after the date of this Form 10-Q to reflect events or circumstances after such date, or to reflect the occurrence of unanticipated events.

Monro, Inc. Q1 2022 Form 10-Q	21

DISCLOSURES ABOUT MARKET RISK & CONTROLS AND PROCEDURES

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from potential changes in interest rates. As of June 26, 2021, excluding finance leases and financing obligations, we had no debt financing at fixed interest rates, for which the fair value would be affected by changes in market interest rates. Our cash flow exposure on floating rate debt would result in annual interest expense fluctuations of approximately $2.0 million based upon our debt position at June 26, 2021 and approximately $1.9 million based upon our debt position at March 27, 2021, respectively, given a change in LIBOR of 100 basis points.

Debt financing had a carrying amount that approximates a fair value of $198.0 million as of June 26, 2021, as compared to a carrying amount and a fair value of $190.0 million as of March 27, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that we file or submit to the SEC pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 26, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Monro, Inc. Q1 2022 Form 10-Q	22

SUPPLEMENTAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we are a party to or otherwise involved in legal proceedings arising out of the normal course of business. Legal matters are subject to inherent uncertainties and there exists the possibility that the ultimate resolution of one or more of these matters could have a material adverse impact on the Company, its financial condition and results of operations.

As previously disclosed by the Company, an action was filed against us on June 12, 2020 in the U.S. District Court for the Western District of Pennsylvania by Mark Cerini. The plaintiff, who is a former service store manager, sought certification to represent similarly situated store managers in a nationwide collective action for unpaid overtime wages, damages and attorneys’ fees. Plaintiff alleged violations of the Fair Labor Standards Act and various state laws relating to, among other things, overtime and unpaid wages.  The parties have reached an agreement in principle to resolve this matter.  The Company included the potential settlement amount of $3.9 million in OSG&A expenses in the Company’s Consolidated Statement of Income and Comprehensive Income for the three months ended June 26, 2021.  A settlement agreement is currently being reviewed and the terms of the settlement may be subject to change.  Settlement is subject to court approval.  In resolving the matter, the Company believes the settlement is, at this time, the best use of management’s time and other resources.

Monro, Inc. Q1 2022 Form 10-Q	23

SUPPLEMENTAL INFORMATION

Item 6. Exhibits

Exhibit Index
3.02 – Amended and Restated By-Laws of the Company, dated May 13, 2021. (May 2021 Form 8-K, Exhibit No. 3.02)
10.67 – Letter Agreement by and between Monro, Inc. and Maureen Mulholland, dated April 15, 2021 (April 2021 Form 8-K, Exhibit No. 10.67)*
10.72 – Employment Agreement by and between the Company and Matt Henson, dated July 6, 2021*
31.1 – Certification of Michael T. Broderick pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
31.2 – Certification of Brian J. D’Ambrosia pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
32.1 – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002
101.INS - XBRL Instance Document
101.LAB - XBRL Taxonomy Extension Label Linkbase
101.PRE - XBRL Taxonomy Extension Presentation Linkbase
101.SCH - XBRL Taxonomy Extension Schema Linkbase
101.DEF - XBRL Taxonomy Extension Definition Linkbase
101.CAL - XBRL Taxonomy Extension Calculation Linkbase
104 - Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Management contract or compensatory plan or arrangement.

Monro, Inc. Q1 2022 Form 10-Q	24

SUPPLEMENTAL INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONRO, INC.

DATE: August 2, 2021	By:	/s/ Michael T. Broderick
Michael T. Broderick
President and Chief Executive Officer (Principal Executive Officer)

DATE: August 2, 2021	By:	/s/ Brian J. D’Ambrosia
Brian J. D’Ambrosia
Executive Vice President – Finance, Chief Financial Officer and
Treasurer (Principal Financial Officer and Principal Accounting Officer)

Monro, Inc. Q1 2022 Form 10-Q	25