Form 10-Q
period 2021-09-25
MONRO, INC.
filed 2021-11-01
CIK 876427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________________________________

FORM 10-Q

____________________________________________________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐  Yes     ☒  No

As of October 22, 2021, 33,540,552 shares of the registrant's common stock, $0.01 par value per share, were outstanding.

Monro, Inc. Q2 2022 Form 10-Q	2

CONSOLIDATED FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

(thousands, except footnotes) (unaudited)	September 25, 2021	March 27, 2021
Assets
Current assets
Cash and equivalents	$6,643	$29,960
Accounts receivable	15,981	15,324
Federal and state income taxes receivable	2,213	10,844
Inventories	165,073	162,282
Other current assets	52,859	48,115
Total current assets	242,769	266,525
Property and equipment, net	315,112	327,063
Finance lease and financing obligation assets, net	274,072	275,360
Operating lease assets, net	214,215	203,329
Goodwill	757,846	689,524
Intangible assets, net	26,197	26,068
Other non-current assets	18,066	18,332
Long-term deferred income tax assets	5,088	5,613
Total assets	$1,853,365	$1,811,814
Liabilities and shareholders' equity
Current liabilities
Current portion of finance leases and financing obligations	$40,285	$37,803
Current portion of operating lease liabilities	33,298	30,903
Accounts payable	121,148	112,378
Accrued payroll, payroll taxes and other payroll benefits	22,424	20,842
Accrued insurance	49,220	49,681
Deferred revenue	12,933	11,956
Other current liabilities	31,597	27,053
Total current liabilities	310,905	290,616
Long-term debt	170,000	190,000
Long-term finance leases and financing obligations	365,645	366,330
Long-term operating lease liabilities	192,498	177,724
Other long-term liabilities	17,335	16,649
Long-term deferred income tax liabilities	22,913	19,783
Long-term income taxes payable	1,151	1,028
Total liabilities	1,080,447	1,062,130
Commitments and contingencies - Note 10
Shareholders' equity:
Class C Convertible Preferred stock	29	29
Common stock	399	398
Treasury stock	(108,729)	(108,729)
Additional paid-in capital	242,061	238,244
Accumulated other comprehensive loss	(4,825)	(4,619)
Retained earnings	643,983	624,361
Total shareholders' equity	772,918	749,684
Total liabilities and shareholders' equity	$1,853,365	$1,811,814

Class C Convertible Preferred stock Authorized 150,000 shares, $1.50 par value, $0.064 conversion value; 19,664 shares issued and outstanding

Common stock Authorized 65,000,000 shares, $0.01 par value; 39,900,298 shares issued as of September 25, 2021 and 39,848,093 shares issued as of March 27, 2021

Treasury stock 6,359,871 shares, at cost

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. Q2 2022 Form 10-Q	3

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Income and Comprehensive Income

	Three Months Ended		Six Months Ended
(thousands, except per share data) (unaudited)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Sales	$347,699	$288,587	$689,517	$535,646
Cost of sales, including distribution and occupancy costs	217,016	184,061	432,903	343,666
Gross profit	130,683	104,526	256,614	191,980
Operating, selling, general and administrative expenses	96,205	80,101	194,219	156,154
Operating income	34,478	24,425	62,395	35,826
Interest expense, net of interest income	6,276	7,322	13,217	14,707
Other income, net	(50)	(77)	(93)	(68)
Income before income taxes	28,252	17,180	49,271	21,187
Provision for income taxes	7,267	4,334	12,605	5,354
Net income	$20,985	$12,846	$36,666	$15,833
Other comprehensive loss
Changes in pension, net of tax	(103)	(170)	(206)	(340)
Other comprehensive loss	(103)	(170)	(206)	(340)
Comprehensive income	$20,882	$12,676	$36,460	$15,493
Earnings per share
Basic	$0.62	$0.38	$1.09	$0.47
Diluted	$0.62	$0.38	$1.08	$0.47
Weighted average common shares outstanding
Basic	33,523	33,297	33,510	33,291
Diluted	34,027	33,849	34,026	33,851

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. Q2 2022 Form 10-Q	4

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Changes in Shareholders’ Equity

	Class C							Accumulated
	Convertible						Additional	Other
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Comprehensive	Retained	Total
(thousands) (unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at June 27, 2020	22	$33	39,646	$396	6,360	$(108,729)	$230,683	$(7,059)	$615,396	$730,720
Net income									12,846	12,846
Other comprehensive loss
Pension liability adjustment								(170)		(170)
Dividends declared
Preferred									(112)	(112)
Common									(7,328)	(7,328)
Dividend payable									(2)	(2)
Stock options and restricted stock			21	1			(199)			(198)
Stock-based compensation							611			611
Balance at September 26, 2020	22	$33	39,667	$397	6,360	$(108,729)	$231,095	$(7,229)	$620,800	$736,367

Balance at June 26, 2021	20	$29	39,865	$399	6,360	$(108,729)	$239,738	$(4,722)	$631,876	$758,591
Net income									20,985	20,985
Other comprehensive loss
Pension liability adjustment								(103)		(103)
Dividends declared
Preferred									(120)	(120)
Common									(8,719)	(8,719)
Dividend payable									(39)	(39)
Stock options and restricted stock			35	—			1,206			1,206
Stock-based compensation							1,117			1,117
Balance at September 25, 2021	20	$29	39,900	$399	6,360	$(108,729)	$242,061	$(4,825)	$643,983	$772,918

Balance at March 28, 2020	22	$33	39,645	$396	6,360	$(108,729)	$229,774	$(6,889)	$619,855	$734,440
Net income									15,833	15,833
Other comprehensive loss
Pension liability adjustment								(340)		(340)
Dividends declared
Preferred									(224)	(224)
Common									(14,651)	(14,651)
Dividend payable									(13)	(13)
Stock options and restricted stock			22	1			(194)			(193)
Stock-based compensation							1,515			1,515
Balance at September 26, 2020	22	$33	39,667	$397	6,360	$(108,729)	$231,095	$(7,229)	$620,800	$736,367

Balance at March 27, 2021	20	$29	39,848	$398	6,360	$(108,729)	$238,244	$(4,619)	$624,361	$749,684
Net income									36,666	36,666
Other comprehensive loss
Pension liability adjustment								(206)		(206)
Dividends declared
Preferred									(230)	(230)
Common									(16,761)	(16,761)
Dividend payable									(53)	(53)
Stock options and restricted stock			52	1			1,945			1,946
Stock-based compensation							1,872			1,872
Balance at September 25, 2021	20	$29	39,900	$399	6,360	$(108,729)	$242,061	$(4,825)	$643,983	$772,918

We declared $0.26 and $0.22 dividends per common share or equivalent for the three months ended September 25, 2021 and September 26, 2020, respectively, and $0.50 and $0.44 dividends per common share or equivalent for the six months ended September 25, 2021 and September 26, 2020, respectively.

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. Q2 2022 Form 10-Q	5

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows

	Six Months Ended
(thousands) (unaudited)	September 25, 2021	September 26, 2020
Operating activities
Net income	$36,666	$15,833
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	40,257	37,877
Share-based compensation expense	1,872	1,515
(Gain) loss on disposal of assets	(281)	109
Impairment of long-lived assets	—	99
Deferred income tax expense	7,230	1,856
Change in operating assets and liabilities (excluding acquisitions)
Accounts receivable	(657)	488
Inventories	(1,680)	19,879
Other current assets	(4,470)	(5,095)
Other non-current assets	16,253	17,323
Accounts payable	8,770	28,111
Accrued expenses	5,712	12,055
Federal and state income taxes receivable	8,631	1,368
Other long-term liabilities	(16,108)	(5,792)
Long-term income taxes payable	123	69
Cash provided by operating activities	102,318	125,695
Investing activities
Capital expenditures	(10,045)	(23,644)
Acquisitions, net of cash acquired	(62,270)	(400)
Proceeds from the disposal of assets	1,022	68
Other	84	388
Cash used for investing activities	(71,209)	(23,588)
Financing activities
Proceeds from borrowings	97,066	—
Principal payments on long-term debt, finance leases and financing obligations	(136,486)	(350,391)
Exercise of stock options	1,985	10
Dividends paid	(16,991)	(14,875)
Deferred financing costs	—	(874)
Cash used for financing activities	(54,426)	(366,130)
Decrease in cash and equivalents	(23,317)	(264,023)
Cash and equivalents at beginning of period	29,960	345,476
Cash and equivalents at end of period	$6,643	$81,453
Supplemental information
Leased assets obtained in exchange for new finance lease liabilities	$3,573	$90,052
Leased assets obtained in exchange for new operating lease liabilities	$3,977	$17,857

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. Q2 2022 Form 10-Q	6

INDEX

Monro, Inc. Q2 2022 Form 10-Q	7

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

Note 1 – Description of Business and Basis of Presentation

Description of business

Monro, Inc. and its direct and indirect subsidiaries (together, “Monro”, the “Company”, “we”, “us”, or “our”), are engaged principally in providing automotive undercar repair and tire replacement sales and tire related services in the United States. Monro had 1,288 Company-operated retail stores located in 32 states and 92 franchised locations as of September 25, 2021.

A certain number of our retail locations also service commercial customers. Our locations that serve commercial customers generally operate consistently with our other retail locations, except that the sales mix for these locations includes a higher number of commercial tires.

As of September 25, 2021, Monro had seven wholesale locations and three retread facilities. The wholesale locations, in most cases, sell tires to customers for resale, although these tire sales do not include installation or other tire related services. The retread facilities re-manufacture tires through the replacement of tread on worn tires that are later sold to customers.

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

Monro, Inc. Q2 2022 Form 10-Q	8

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

Note 3 – Acquisitions

Monro’s acquisitions are strategic moves in our plan to fill in and expand our presence in our existing and contiguous markets, expand into new markets and leverage fixed operating costs such as distribution, advertising and administration. Acquisitions in this note include acquisitions of five or more locations as well as acquisitions of one to four locations that are part of our greenfield store growth strategy.

Subsequent Events

Subsequent to September 25, 2021, we signed definitive asset purchase agreements to acquire six and 11 retail tire and automotive repair stores located in California and Iowa, respectively. These transactions are expected to close during the third quarter of fiscal 2022 and are expected to be financed through our existing credit facility.

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

We expensed all costs related to the acquisition in the six months ended September 25, 2021. The total costs related to the completed acquisition were $0.1 million and $0.4 million for the three months and six months ended September 25, 2021, respectively. These costs are included in the Consolidated Statements of Income and Comprehensive Income primarily under operating, selling, general and administrative (“OSG&A”) expenses.

Sales related to the completed acquisition for the three months and six months ended September 25, 2021 totaled $11.4 million and $19.4 million, respectively, for the period from acquisition date through September 25, 2021.

Monro, Inc. Q2 2022 Form 10-Q	9

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

2022 Acquisition-date Fair Values Assigned
(thousands)
Inventory	$946
Other current assets	217
Property and equipment	960
Finance lease and financing obligation assets	12,099
Operating lease assets	22,900
Intangible assets	2,211
Other non-current assets	63
Long-term deferred income tax assets	3,507
Total assets acquired	42,903
Current portion of finance leases and financing obligations	1,184
Current portion of operating lease liabilities	1,964
Deferred revenue	955
Other current liabilities	209
Long-term finance leases and financing obligations	17,480
Long-term operating lease liabilities	26,546
Other long-term liabilities	747
Total liabilities assumed	49,085
Total net identifiable liabilities assumed	$(6,182)
Total consideration transferred	$62,127
Less: total net identifiable liabilities assumed	(6,182)
Goodwill	$68,309

The total consideration of $62.1 million is comprised of $61.0 million in cash, and a $1.1 million payable to the seller. The payable is due upon finalization of certain lease assignment terms for one store location.

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

During the six months ended September 25, 2021, we paid $0.8 million to the seller of the 2021 acquisition as the lease assignment for one store location was finalized during the period.

Monro, Inc. Q2 2022 Form 10-Q	10

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

Note 4 – Earnings per Common Share

Basic earnings per common share amounts are calculated by dividing income available to common shareholders, after deducting preferred stock dividends, by the weighted average number of shares of common stock outstanding. Diluted earnings per common share amounts are calculated by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents represent potential common shares issuable from the conversion of preferred stock, as well as upon the assumed exercise of common stock options outstanding and from the vesting of restricted stock.

Earnings per Common Share	Three Months Ended		Six Months Ended
(thousands, except per share data)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Numerator for earnings per common share calculation:
Net income	$20,985	$12,846	$36,666	$15,833
Less: Preferred stock dividends	(120)	(112)	(230)	(224)
Income available to common shareholders	$20,865	$12,734	$36,436	$15,609
Denominator for earnings per common share calculation:
Weighted average common shares - basic	33,523	33,297	33,510	33,291
Effect of dilutive securities:
Preferred stock	460	510	460	510
Stock options	13	26	21	28
Restricted stock	31	16	35	22
Weighted average common shares - diluted	34,027	33,849	34,026	33,851

Basic earnings per common share	$0.62	$0.38	$1.09	$0.47
Diluted earnings per common share	$0.62	$0.38	$1.08	$0.47

Weighted average common share equivalents that have an anti-dilutive impact are excluded from the computation of diluted earnings per share.

Note 5 – Income Taxes

For the three months and six months ended September 25, 2021, our effective income tax rate was 25.7 percent and 25.6 percent, respectively, compared to 25.2 percent and 25.3 percent for the three months and six months ended September 26, 2020, respectively, as discrete items, none of which are individually significant, resulted in a larger tax rate benefit in the prior year periods.

Note 6 – Fair Value

Long-term debt had a carrying amount that approximates a fair value of $170.0 million as of September 25, 2021, as compared to a carrying amount and a fair value of $190.0 million as of March 27, 2021. The carrying value of our debt approximated its fair value due to the variable interest nature of the debt.

Note 7 – Cash Dividend

We paid dividends of $17.0 million during the six months ended September 25, 2021. Under our Credit Facility, we were permitted to declare, make or pay any dividend or distribution up to $38.5 million in the aggregate for the period from June 30, 2020 to June 30, 2021 if we were in compliance with the financial covenants and other restrictions in the Credit Facility, as amended. However, the declaration of and any determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, compliance with charter and Credit Facility restrictions, and such other factors as the Board of Directors deems relevant. For additional information regarding our Credit Facility, see Note 9.

Monro, Inc. Q2 2022 Form 10-Q	11

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

Revenues	Three Months Ended		Six Months Ended
(thousands)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Tires (a)	$178,080	$154,505	$354,309	$291,775
Maintenance	85,971	70,486	170,430	128,106
Brakes	48,173	35,489	94,148	64,053
Steering	28,086	21,565	56,352	40,033
Exhaust	6,581	5,710	12,370	10,142
Other	808	832	1,908	1,537
Total	$347,699	$288,587	$689,517	$535,646

(a) Includes the sale of tire road hazard warranty agreements and tire delivery commissions.

Revenue from the sale of tire road hazard warranty agreements is initially deferred and is recognized over the contract period as costs are expected to be incurred in performing such services, typically 21 to 36 months. The deferred revenue balances at September 25, 2021 and March 27, 2021 were $18.5 million and $16.7 million, respectively, of which $12.9 million and $12.0 million, respectively, are reported in Deferred revenue and $5.6 million and $4.7 million, respectively, are reported in Other long-term liabilities in our Consolidated Balance Sheets.

Changes in Deferred Revenue
(thousands)
Balance at March 27, 2021	$16,712
Deferral of revenue	9,539
Deferral of revenue from acquisitions	1,605
Recognition of revenue	(9,362)
Balance at September 25, 2021	$18,494

As of September 25, 2021, we expect to recognize $7.8 million of deferred revenue related to road hazard warranty agreements in the remainder of fiscal 2022, $8.1 million of deferred revenue during our fiscal year ending March 25, 2023, and $2.6 million of deferred revenue thereafter.

Under various arrangements, we receive from certain tire vendors a delivery commission and reimbursement for the cost of the tire that we may deliver to customers on behalf of the tire vendor. The commission we earn from these transactions is as an agent and the net amount retained is recorded as sales.

Note 9 – Long-term Debt

In April 2019, we entered into a new five year $600 million revolving credit facility agreement with eight banks (the “Credit Facility”). Interest only is payable monthly throughout the Credit Facility’s term. The borrowing capacity for the Credit Facility of $600 million includes an accordion feature permitting us to request an increase in availability of up to an additional $250 million. The Credit Facility bore interest at 75 to 200 basis points over the London Interbank Offered Rate (“LIBOR”) (or replacement index) or at the prime rate, depending on the type of borrowing and the rates then in effect.

On June 11, 2020, we entered into a First Amendment to the Credit Facility (the “First Amendment”), which, among other things, amended the terms of certain of the financial and restrictive covenants in the credit agreement through the first quarter of fiscal 2022 to provide us with additional flexibility to operate our business. The First Amendment amended the interest rate charged on

Monro, Inc. Q2 2022 Form 10-Q	12

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

borrowings to be based on the greater of adjusted one-month LIBOR or 0.75 percent. For the period from June 30, 2020 to June 30, 2021, the minimum interest rate spread charged on borrowings was 225 basis points over LIBOR. Additionally, during the same period, we were permitted to declare, make or pay any dividend or distribution up to $38.5 million in the aggregate and the acquisition of stores or other businesses up to $100 million in the aggregate were permitted if we were in compliance with the financial covenants and other restrictions in the First Amendment and Credit Facility. As of July 1, 2021, the ability of our Board of Directors to declare, make or pay any dividend or distribution and our ability to acquire stores or other businesses is no longer restricted by the terms of the Credit Facility, as amended by the First Amendment. The Credit Facility requires fees payable quarterly throughout the term between 0.125 percent and 0.35 percent of the amount of the average net availability under the Credit Facility during the preceding quarter.

Subsequent to September 25, 2021, we entered into a Second Amendment to the Credit Facility (the “Second Amendment”). The Second Amendment, which among other things, amends certain of the financial terms in the Credit Agreement, as amended by the First Amendment. Specifically, the First Amendment had amended the interest rate charged on borrowings to be based on the greater of adjusted one-month LIBOR or 0.75 percent. The Second Amendment amends the interest rate to be based on the greater of adjusted one-month LIBOR or 0.00 percent. In addition, the Second Amendment updates certain provisions regarding a successor interest rate to LIBOR. Except as amended by the First Amendment and Second Amendment, the remaining terms of the credit agreement remain in full force and effect.

Within the Credit Facility, we have a sub-facility of $80 million available for the purpose of issuing standby letters of credit. The sub-facility requires fees aggregating 87.5 to 212.5 basis points annually of the face amount of each standby letter of credit, payable quarterly in arrears. There was a $29.6 million outstanding letter of credit at September 25, 2021.

There was $170.0 million outstanding and $400.4 million available under the Credit Facility at September 25, 2021.

We were in compliance with all debt covenants at September 25, 2021.

Note 10 – Commitments and Contingencies

Commitments

Commitments Due by Period		Within	2 to	4 to	After
(thousands)	Total	1 Year	3 Years	5 Years	5 Years
Principal payments on long-term debt	$170,000		$170,000
Finance lease commitments/financing obligations (a)	513,723	$57,673	112,755	$101,480	$241,815
Operating lease commitments (a)	260,773	39,565	71,506	57,389	92,313
Accrued rent	1,005	883	56	26	40
Other liabilities	733	733	—	—	—
Total	$946,234	$98,854	$354,317	$158,895	$334,168

(a)Finance and operating lease commitments represent future undiscounted lease payments and include $104.3 million and $66.5 million, respectively, related to options to extend lease terms that are reasonably certain of being exercised.

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

As previously disclosed by the Company, an action was filed against us on June 12, 2020 in the U.S. District Court for the Western District of Pennsylvania by Mark Cerini. The plaintiff, who is a former service store manager, sought certification to represent similarly situated store managers in a nationwide collective action for unpaid overtime wages, damages and attorneys’ fees. Plaintiff alleged violations of the Fair Labor Standards Act and various state laws relating to, among other things, overtime and unpaid wages. The parties have entered into a settlement agreement to resolve this matter that has been approved by the court. The Company included the settlement amount of $3.9 million in OSG&A expenses in the Company’s Consolidated Statement of Income and Comprehensive Income during the first quarter of fiscal 2022. The Company does not expect to incur additional expenses with respect to the settlement after the third quarter of fiscal 2022.

Monro, Inc. Q2 2022 Form 10-Q	13

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Summary

Second quarter 2022 included the following notable items:

•Diluted earnings per common share (“EPS”) were $0.62.

•Adjusted diluted EPS, a non-GAAP measure, were $0.62.

•Sales increased 20.5 percent, driven by an increase in comparable store sales.

•Comparable store sales increased 14.8 percent, driven primarily by an increase in guest traffic and average ticket amount.

•Operating income of $34.5 million was 41.2 percent higher than the prior year comparable period.

•Net income was $21.0 million.

•Adjusted net income, a non-GAAP measure, was $21.0 million.

Earnings Per Common Share	Three Months Ended			Six Months Ended
	September 25, 2021	September 26, 2020	Change	September 25, 2021	September 26, 2020	Change
Diluted EPS	$0.62	$0.38	63.2%	$1.08	$0.47	129.8%
Adjustments	—	0.02		0.09	0.08
Adjusted diluted EPS	$0.62	$0.39	59.0%	$1.17	$0.54	116.7%

Note: Amounts may not foot due to rounding.

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

We define comparable store sales, or same store sales, as sales for stores that have been opened or owned at least one full fiscal year. We believe this period is generally required for new store sales levels to begin to normalize. Management uses comparable store sales to assess the operating performance of the Company’s stores and believes the metric is useful to investors because our overall results are dependent upon the results of our stores. Comparable sales measures vary across the retail industry. Therefore, our comparable store sales calculation is not necessarily comparable to similarly titled measures reported by other companies.

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

While we expect many teammates to return to our offices later this fiscal year, the timing of such a return could be affected by resurgences of COVID-19 in areas where our offices are located. When we return to our offices, we expect many teammates to continue to work in a hybrid of in-person and remote work. These changes to our operations going forward may present additional challenges and increased costs to ensure our offices are safe and functional for hybrid work that enable effective collaboration of both in-person and remote teammates.

During this period when vaccine distribution has increased and more businesses are operating at levels similar to pre-pandemic capacity, we have experienced labor inefficiencies and a shortage of teammates in some of our store locations. If we are unable to fill enough teammate positions, we may be unable to earn as much revenue as if we were fully staffed. We may need to pay more for labor if our teammates continue working overtime in order to meet the surge in demand, which would decrease our gross profit and net income. Although we are experiencing unprecedented challenges during this pandemic, we continue our focus to remain as efficient as possible while still offering safe and high quality service to our guests.

Given the level of volatility and uncertainty surrounding the future impact of COVID-19, we cannot estimate with certainty the long-term impacts of the COVID-19 pandemic on our business, financial condition, results of operations, and cash flows.

Monro, Inc. Q2 2022 Form 10-Q	14

MANAGEMENT’S DISCUSSION AND ANALYSIS

Analysis of Results of Operations

Summary of Operating Income	Three Months Ended			Six Months Ended
(thousands)	September 25, 2021	September 26, 2020	Change	September 25, 2021	September 26, 2020	Change
Sales	$347,699	$288,587	20.5%	$689,517	$535,646	28.7%
Cost of sales, including distribution and occupancy costs	217,016	184,061	17.9	432,903	343,666	26.0
Gross profit	130,683	104,526	25.0	256,614	191,980	33.7
Operating, selling, general and administrative expenses	96,205	80,101	20.1	194,219	156,154	24.4
Operating income	$34,478	$24,425	41.2%	$62,395	$35,826	74.2%

Sales

Sales include automotive undercar repair, tire replacement and tire related service sales, net of discounts, returns, etc., and revenue from the sale of warranty agreements and commissions earned from the delivery of tires. See Note 8 to the Company’s consolidated financial statements for further information. We use comparable store sales to evaluate the performance of our existing stores by measuring the change in sales for a period over the comparable, prior-year period of equivalent length. There were 91 selling days in the three months ended September 25, 2021 and in the three months ended September 26, 2020, and 181 selling days in the six months ended September 25, 2021 and in the six months ended September 26, 2020.

Sales growth – from both comparable store sales and new stores – represents an important driver of our long-term profitability. We expect that comparable store sales growth will significantly impact our total sales growth. We believe that our ability to successfully differentiate our guests’ experience through a careful combination of merchandise assortment, price, convenience, guest experience, and other factors will, over the long-term, drive both increasing guest traffic and the average ticket amount.

Sales	Three Months Ended		Six Months Ended
(thousands)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Sales	$347,699	$288,587	$689,517	$535,646
Dollar change compared to prior year	$59,112		$153,871
Percentage change compared to prior year	20.5%		28.7%

The sales increase was primarily due to an increase in comparable store sales from an increase in guest traffic and average ticket amount as the comparable prior year period was impacted by lower guest traffic affected by the COVID-19 pandemic. Additionally, there was an increase in sales from new stores. Partially offsetting these increases was a decrease in sales from closed stores during the six months ended September 25, 2021. The following table shows the primary drivers of the change in sales for each of the three months and six months ended September 25, 2021, as compared to the same period ended September 26, 2020.

Sales Percentage Change	Three Months Ended	Six Months Ended
	September 25, 2021	September 25, 2021
Sales change	20.5%	28.7%
Primary drivers of change in sales
Comparable stores sales	14.8%	23.8%
New store sales (a)	6.2%	6.0%
Closed store sales	—	(1.0)%

(a)Sales from 2022 and 2021 acquisitions contributed 6.0 percent and 5.8 percent of the sales change for the three months and the six months ended September 25, 2021, respectively.

Monro, Inc. Q2 2022 Form 10-Q	15

MANAGEMENT’S DISCUSSION AND ANALYSIS

As the COVID-19 pandemic has evolved, demand for automotive undercar repair services as well as replacement tires and tire related services continues to be volatile. During the three months and six months ended September 25, 2021, comparable store sales growth increased across our product categories with higher growth in our higher-margin brakes, alignment and maintenance service categories, as well as our tire category, each of which experienced declines during the three months and six months ended September 26, 2020.

Comparable Store Product Category Sales Change	Three Months Ended		Six Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Tires	10%	(3)%	17%	(9)%
Maintenance	15%	(19)%	27%	(27)%
Brakes	33%	(24)%	44%	(33)%
Alignment	31%	(16)%	42%	(24)%
Front end/shocks	16%	(19)%	27%	(28)%
Exhaust	9%	(16)%	20%	(26)%

Sales by Product Category	Three Months Ended		Six Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Tires	51%	54%	52%	55%
Maintenance	25	25	25	24
Brakes	14	12	14	12
Steering (a)	8	7	8	8
Exhaust	2	2	1	1
Total	100%	100%	100%	100%

(a)Steering product category includes front end/shocks and alignment product category sales.

Change in Number of Company-Operated Retail Stores	Three Months Ended		Six Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Beginning store count	1,291	1,247	1,263	1,283
Opened (a)	—	1	30	1
Closed	(3)	(6)	(5)	(42)
Ending store count	1,288	1,242	1,288	1,242

(a)The stores opened during the six months ended September 25, 2021 related to stores acquired from the 2022 acquisition.

Cost of Sales and Gross Profit

Gross Profit	Three Months Ended		Six Months Ended
(thousands)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Gross profit	$130,683	$104,526	$256,614	$191,980
Percentage of sales	37.6%	36.2%	37.2%	35.8%
Dollar change compared to prior year	$26,157		$64,634
Percentage change compared to prior year	25.0%		33.7%

The increase in gross profit, as a percentage of sales, of 140 basis points (“bps”) for the three months and six months ended September 25, 2021, as compared to the prior year comparable period, was primarily due to a decrease in material costs, as a percentage of sales, as a result of a shift in sales mix from tires to our higher margin service categories. Additionally, through the use of our tire category and management pricing tool, we expanded our gross profit per tire from the prior year comparable period. The increase in gross profit, as a percentage of sales, was also partially due to a decrease in distribution and occupancy costs, as a percentage of sales, as we gained leverage on these largely fixed costs with higher overall comparable store sales. Partially offsetting these decreases was an increase in technician labor costs, which increased as a percentage of sales, as staffing levels continued to normalize during the three months and six months ended September 25, 2021 as compared to minimum staffing levels in the comparable prior year period which were adjusted to lower demand due to the COVID-19 pandemic. Also, more technicians working overtime, in order to meet the surge in demand, during the three months and six months ended September 25, 2021 resulted in an increase in technician labor costs, as a percentage of sales, from the prior year comparable period.

Monro, Inc. Q2 2022 Form 10-Q	16

MANAGEMENT’S DISCUSSION AND ANALYSIS

Gross Profit as a Percentage of Sales Change	Three Months Ended		Six Months Ended
	September 25, 2021		September 25, 2021
Gross profit change	140	bps	140	bps
Primary drivers of change in gross profit as a percentage of sales
Material costs	240	bps	200	bps
Distribution and occupancy costs	120	bps	180	bps
Technician labor costs	(220)	bps	(250)	bps

OSG&A Expenses

OSG&A Expenses	Three Months Ended		Six Months Ended
(thousands)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
OSG&A Expenses	$96,205	$80,101	$194,219	$156,154
Percentage of sales	27.7%	27.8%	28.2%	29.2%
Dollar change compared to prior year	$16,104		$38,065
Percentage change compared to prior year	20.1%		24.4%

The increase of $16.1 million and $38.1 million in OSG&A expenses for the three months and six months ended September 25, 2021, respectively, as compared to the prior year comparable period is primarily due to increased expenses from comparable stores, mainly store management compensation to match demand and advertising expense. However, we gained leverage with higher overall comparable store sales, which resulted in the decrease in OSG&A expenses, as a percentage of sales, from the prior year comparable period. The increase in OSG&A expenses for the three months and six months ended September 25, 2021 was also partially due to increased expenses from new stores, and for the six months ended September 25, 2021, an increase in litigation settlement costs (related to the Cerini matter described in Note 10) that were included in the first quarter of fiscal 2022. Partially offsetting these increases were lower expenses for the three months and six months ended September 25, 2021 from seven stores closed compared to the prior year comparable period.

OSG&A Expenses Change	Three Months Ended	Six Months Ended
(thousands)	September 25, 2021	September 25, 2021
OSG&A expenses change	$16,104	$38,065
Drivers of change in OSG&A expenses
Increase from comparable stores	$12,323	$28,442
Increase from new stores	$4,698	$7,882
Increase in litigation settlement costs	$—	$3,920
Decrease from closed stores	$(917)	$(2,179)

Other Performance Factors

Net Interest Expense

Net interest expense of $6.3 million for the three months ended September 25, 2021 decreased $1.0 million as compared to the prior year period, and decreased as a percentage of sales from 2.5 percent to 1.8 percent. Weighted average debt outstanding for the three months ended September 25, 2021 decreased by approximately $92 million as compared to the three months ended September 26, 2020. This decrease is related to a decrease in debt outstanding under our revolving credit facility (the “Credit Facility”). Partially offsetting this decrease was an increase in finance lease debt recorded in connection with the 2022 and 2021 acquisitions and greenfield expansion, along with renewed leases. The weighted average interest rate for the three months ended September 25, 2021 remained relatively flat as compared to the prior year period.

Net interest expense for the six months ended September 25, 2021 decreased $1.5 million as compared to the same period in the prior year, and decreased from 2.7 percent to 1.9 percent as a percentage of sales for the same periods. Weighted average debt outstanding decreased by approximately $193 million and the weighted average interest rate increased by approximately 70 basis points as compared to the same period of the prior year.

Provision for Income Taxes

Our effective income tax rate for the three months and six months ended September 25, 2021, was 25.7 percent and 25.6 percent, respectively, compared with 25.2 percent and 25.3 percent, respectively, in the comparable prior year periods.

Monro, Inc. Q2 2022 Form 10-Q	17

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

Adjusted net income is summarized as follows:

Reconciliation of Adjusted Net Income	Three Months Ended		Six Months Ended
(thousands)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Net income	$20,985	$12,846	$36,666	$15,833
Store impairment charge	—	99	—	99
Store closing costs	(158)	(17)	(430)	2,510
Monro.Forward initiative costs	48	272	151	454
Acquisition due diligence and integration costs	110	22	420	39
Management transition costs	—	257	59	257
Litigation settlement costs	—	—	3,920	—
Provision for income taxes on adjustments	—	(147)	(997)	(787)
Adjusted net income	$20,985	$13,332	$39,789	$18,405

Adjusted diluted EPS is summarized as follows:

Reconciliation of Adjusted Diluted EPS	Three Months Ended		Six Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Diluted EPS	$0.62	$0.38	$1.08	$0.47
Store impairment charge (a)	—	0.00	—	0.00
Store closing costs (a)	(0.00)	(0.00)	(0.01)	0.06
Monro.Forward initiative costs (a)	0.00	0.01	0.00	0.01
Acquisition due diligence and integration costs (a)	0.00	0.00	0.01	0.00
Management transition costs (a)	—	0.01	0.00	0.01
Litigation settlement costs	—	—	0.09	—
Adjusted diluted EPS	$0.62	$0.39	$1.17	$0.54

(a)Amounts, in the periods presented, may be too minor in amount, net of the impact from income taxes, to have an impact on the calculation of adjusted diluted EPS.

Note: The calculation of the impact of non-GAAP adjustments on diluted EPS is performed on each line independently. The table may not add down by +/- $0.01 due to rounding.

The adjustments to diluted EPS reflect effective tax rates of 24.3 percent and 23.2 percent for the three months ended September 25, 2021 and September 26, 2020, respectively, and 24.2 percent and 23.4 percent for the six months ended September 25, 2021 and September 26, 2020, respectively. See adjustments from the Reconciliation of Adjusted Net Income table above for pre-tax amounts.

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

Monro, Inc. Q2 2022 Form 10-Q	18

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Accordingly, we believe that our current sources of funds will provide us with adequate liquidity during the 12-month period following September 25, 2021, as well as in the long-term.

See the sections below for more details regarding material requirements for cash in our business and our sources of liquidity to meet such needs.

Material Cash Requirements

We currently expect our capital expenditures to support our projects, including upgrading our facilities and systems as well as funding our Monro.Forward initiatives, to be $30 million to $45 million in the aggregate in 2022. Additionally, we have contractual finance lease and operating lease commitments with landlords through October 2040 for $603.7 million in lease payments, of which $96.8 million is due within one year. For details regarding these lease commitments, see Note 10 to the Company’s consolidated financial statements.

As of September 25, 2021, we had $170.0 million outstanding under the Credit Facility, none of which is due in the succeeding 12 months. For details regarding our indebtedness that is due, see Note 10 to the Company’s consolidated financial statements.

We paid cash dividends totaling $17.0 million ($0.50 per share) during the six months ended September 25, 2021. For details regarding our cash dividend, see Note 7 to the Company’s consolidated financial statements.

We have signed definitive asset purchase agreements to acquire six and 11 retail tire and automotive repair stores located in California and Iowa, respectively. These transactions are expected to close during the third quarter of fiscal 2022 and are expected to be financed through our existing credit facility.

Sources and Conditions of Liquidity

Our sources to fund our material cash requirements are predominantly cash from operations, cash and equivalents on hand, and availability under our Credit Facility.

As of September 25, 2021, we had $6.6 million of cash and equivalents. In addition, we had $400.4 million available under the Credit Facility as of September 25, 2021.

Summary of Cash Flows

The following table presents a summary of our cash flows from operating, investing and financing activities.

Summary of Cash Flows	Six Months Ended
(thousands)	September 25, 2021	September 26, 2020
Cash provided by operating activities	$102,318	$125,695
Cash used for investing activities	(71,209)	(23,588)
Cash used for financing activities	(54,426)	(366,130)
Decrease in cash and equivalents	(23,317)	(264,023)
Cash and equivalents at beginning of period	29,960	345,476
Cash and equivalents at end of period	$6,643	$81,453

Cash provided by operating activities

For the six months ended September 25, 2021 cash provided by operating activities was $102.3 million, which consisted of net income of $36.7 million, adjusted by non-cash charges of $49.1 million and by a change in operating assets and liabilities of $16.5 million. The non-cash charges were largely driven by $40.3 million of depreciation and amortization. The change in operating assets and liabilities was primarily due to accounts payable and accrued liabilities, net of vendor rebate receivables, being a source of cash of $10.4 million driven by timing of payments, as well as our federal and state income taxes receivable being a source of cash of $8.6 million due largely to an income tax refund that was received. These sources of cash were partially offset by our inventory balance being a use of cash of $1.7 million due to increased inventory purchases to meet higher demand.

Monro, Inc. Q2 2022 Form 10-Q	19

MANAGEMENT’S DISCUSSION AND ANALYSIS

For the six months ended September 26, 2020 cash provided by operating activities was $125.7 million, which consisted of net income of $15.8 million, adjusted by non-cash charges of $41.5 million and by a change in operating assets and liabilities of $68.4 million. The non-cash charges were largely driven by $37.9 million of depreciation and amortization. The change in operating assets and liabilities was primarily due to accounts payable and accrued liabilities, net of vendor rebate receivables, being a source of cash of $46.0 million driven by timing of payments, as well as our inventory balance being a source of cash of $19.9 million due to decreased inventory purchases to adjust to lower demand.

Cash used for investing activities

For the six months ended September 25, 2021 cash used for investing activities was $71.2 million. This was primarily due to cash used for acquisitions and capital expenditures, including property and equipment, of $62.3 million and $10.0 million, respectively. Included in the $62.3 million used for acquisitions was $0.8 million paid to the seller of the 2021 acquisition as the lease assignment for one store location was finalized during the period.

For the six months ended September 26, 2020 cash used for investing activities was $23.6 million. This was primarily due to cash used for capital expenditures, including property and equipment.

Cash used for financing activities

For the six months ended September 25, 2021 cash used for financing activities was $54.4 million which was primarily due to payment of the Credit Facility, net of amounts borrowed during the period, and finance lease principal of $20.0 million and $19.4 million, respectively, as well as payment of dividends of $17.0 million.

For the six months ended September 26, 2020 cash used for financing activities was $366.1 million which was primarily due to payment of amounts previously borrowed under our Credit Facility and finance lease principal of $335.1 million and $15.3 million, respectively, as well as payment of dividends of $14.9 million.

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

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 1 to our consolidated financial statements for a discussion of the impact of recently issued accounting standards on our consolidated financial statements as of September 25, 2021 and the expected impact on the consolidated financial statements for future periods.

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they address future events, developments and results and do not relate

Monro, Inc. Q2 2022 Form 10-Q	20

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

•the uncertainty of the impact of the COVID-19 pandemic and public health measures on our business and results of operations, including uncertainties surrounding possible disruptions in our supply chain or sources of supply, the physical and financial health of our customers, the effectiveness and duration of government assistance programs to individuals, households and businesses to support consumer spending, levels of traffic in our stores, changes in customer demand for our services, labor shortages, and increased expenses for higher wages and compensation paid to employees and the cost of personal protective equipment and additional cleaning supplies and protocols for the safety of our employees;

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

Monro, Inc. Q2 2022 Form 10-Q	21

DISCLOSURES ABOUT MARKET RISK & CONTROLS AND PROCEDURES

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from potential changes in interest rates. As of September 25, 2021, excluding finance leases and financing obligations, we had no debt financing at fixed interest rates, for which the fair value would be affected by changes in market interest rates. Our cash flow exposure on floating rate debt would result in annual interest expense fluctuations of approximately $1.7 million based upon our debt position at September 25, 2021 and approximately $1.9 million based upon our debt position at March 27, 2021, respectively, given a change in LIBOR (or replacement index) of 100 basis points.

Debt financing had a carrying amount that approximates a fair value of $170.0 million as of September 25, 2021, as compared to a carrying amount and a fair value of $190.0 million as of March 27, 2021.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 25, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Monro, Inc. Q2 2022 Form 10-Q	22

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

As previously disclosed by the Company, an action was filed against us on June 12, 2020 in the U.S. District Court for the Western District of Pennsylvania by Mark Cerini. The plaintiff, who is a former service store manager, sought certification to represent similarly situated store managers in a nationwide collective action for unpaid overtime wages, damages and attorneys’ fees. Plaintiff alleged violations of the Fair Labor Standards Act and various state laws relating to, among other things, overtime and unpaid wages. The parties have entered into a settlement agreement to resolve this matter that has been approved by the court. The Company included the settlement amount of $3.9 million in OSG&A expenses in the Company’s Consolidated Statement of Income and Comprehensive Income during the first quarter of fiscal 2022. The Company does not expect to incur additional expenses with respect to the settlement after the third quarter of fiscal 2022. In resolving this matter, the Company believes the settlement is, at this time, the best use of management’s time and resources.

Monro, Inc. Q2 2022 Form 10-Q	23

SUPPLEMENTAL INFORMATION

Item 6. Exhibits

Exhibit Index
10.22b – Amendment No. 2 to Amended and Restated Credit Agreement, dated as of October 5, 2021 (October 2021 Form 8-K, Exhibit No. 10.22b)*
10.72 – Employment Agreement by and between the Company and Matt Henson, dated July 6, 2021 (June 2021 Form 10-Q, Exhibit No. 10.72)+
31.1 – Certification of Michael T. Broderick pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
31.2 – Certification of Brian J. D’Ambrosia pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
32.1 – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002
101.INS - XBRL Instance Document
101.LAB - XBRL Taxonomy Extension Label Linkbase
101.PRE - XBRL Taxonomy Extension Presentation Linkbase
101.SCH - XBRL Taxonomy Extension Schema Linkbase
101.DEF - XBRL Taxonomy Extension Definition Linkbase
101.CAL - XBRL Taxonomy Extension Calculation Linkbase
104 - Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

+ Management contract or compensatory plan or arrangement.

Monro, Inc. Q2 2022 Form 10-Q	24

SUPPLEMENTAL INFORMATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONRO, INC.

DATE: November 1, 2021	By:	/s/ Michael T. Broderick
Michael T. Broderick
President and Chief Executive Officer (Principal Executive Officer)

DATE: November 1, 2021	By:	/s/ Brian J. D’Ambrosia
Brian J. D’Ambrosia
Executive Vice President – Finance, Chief Financial Officer and
Treasurer (Principal Financial Officer and Principal Accounting Officer)

Monro, Inc. Q2 2022 Form 10-Q	25