Form 10-Q
period 2021-12-25
MONRO, INC.
filed 2022-01-31
CIK 876427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________________________________

FORM 10-Q

____________________________________________________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 25, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐  Yes     ☒  No

As of January 21, 2022, 33,546,040 shares of the registrant's common stock, $0.01 par value per share, were outstanding.

Monro, Inc. Q3 2022 Form 10-Q	2

CONSOLIDATED FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

(thousands, except footnotes) (unaudited)	December 25, 2021	March 27, 2021
Assets
Current assets
Cash and equivalents	$9,514	$29,960
Accounts receivable	14,709	15,324
Federal and state income taxes receivable	—	10,844
Inventories	169,664	162,282
Other current assets	57,349	48,115
Total current assets	251,236	266,525
Property and equipment, net	315,302	327,063
Finance lease and financing obligation assets, net	272,550	275,360
Operating lease assets, net	222,934	203,329
Goodwill	779,091	689,524
Intangible assets, net	26,082	26,068
Other non-current assets	17,099	18,332
Long-term deferred income tax assets	4,896	5,613
Total assets	$1,889,190	$1,811,814
Liabilities and shareholders' equity
Current liabilities
Current portion of finance leases and financing obligations	$41,192	$37,803
Current portion of operating lease liabilities	34,685	30,903
Accounts payable	117,893	112,378
Federal and state income taxes payable	55	—
Accrued payroll, payroll taxes and other payroll benefits	23,634	20,842
Accrued insurance	52,906	49,681
Deferred revenue	13,833	11,956
Other current liabilities	27,923	27,053
Total current liabilities	312,121	290,616
Long-term debt	195,000	190,000
Long-term finance leases and financing obligations	362,522	366,330
Long-term operating lease liabilities	201,081	177,724
Other long-term liabilities	11,496	16,649
Long-term deferred income tax liabilities	24,259	19,783
Long-term income taxes payable	1,200	1,028
Total liabilities	1,107,679	1,062,130
Commitments and contingencies - Note 10
Shareholders' equity:
Class C Convertible Preferred stock	29	29
Common stock	399	398
Treasury stock	(108,729)	(108,729)
Additional paid-in capital	243,349	238,244
Accumulated other comprehensive loss	(4,927)	(4,619)
Retained earnings	651,390	624,361
Total shareholders' equity	781,511	749,684
Total liabilities and shareholders' equity	$1,889,190	$1,811,814

Class C Convertible Preferred stock Authorized 150,000 shares, $1.50 par value, $0.064 conversion value; 19,664 shares issued and outstanding

Common stock Authorized 65,000,000 shares, $0.01 par value; 39,905,671 shares issued as of December 25, 2021 and 39,848,093 shares issued as of March 27, 2021

Treasury stock 6,359,871 shares, at cost

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. Q3 2022 Form 10-Q	3

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Income and Comprehensive Income

	Three Months Ended		Nine Months Ended
(thousands, except per share data) (unaudited)	December 25, 2021	December 26, 2020	December 25, 2021	December 26, 2020
Sales	$341,781	$284,591	$1,031,298	$820,237
Cost of sales, including distribution and occupancy costs	221,199	188,453	654,102	532,119
Gross profit	120,582	96,138	377,196	288,118
Operating, selling, general and administrative expenses	93,146	80,450	287,366	236,603
Operating income	27,436	15,688	89,830	51,515
Interest expense, net of interest income	5,676	6,819	18,893	21,526
Other income, net	(43)	(65)	(138)	(132)
Income before income taxes	21,803	8,934	71,075	30,121
Provision for income taxes	5,516	2,251	18,122	7,605
Net income	$16,287	$6,683	$52,953	$22,516
Other comprehensive loss
Changes in pension, net of tax	(102)	(170)	(308)	(510)
Other comprehensive loss	(102)	(170)	(308)	(510)
Comprehensive income	$16,185	$6,513	$52,645	$22,006
Earnings per share
Basic	$0.48	$0.20	$1.57	$0.67
Diluted	$0.48	$0.20	$1.56	$0.67
Weighted average common shares outstanding
Basic	33,542	33,307	33,521	33,296
Diluted	34,056	33,827	34,036	33,840

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. Q3 2022 Form 10-Q	4

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Changes in Shareholders’ Equity

	Class C							Accumulated
	Convertible						Additional	Other
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Comprehensive	Retained	Total
(thousands) (unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at September 26, 2020	22	$33	39,667	$397	6,360	$(108,729)	$231,095	$(7,229)	$620,800	$736,367
Net income									6,683	6,683
Other comprehensive loss
Pension liability adjustment								(170)		(170)
Dividends declared
Preferred									(112)	(112)
Common									(7,328)	(7,328)
Dividend payable									(10)	(10)
Stock options and restricted stock										—
Stock-based compensation							613			613
Balance at December 26, 2020	22	$33	39,667	$397	6,360	$(108,729)	$231,708	$(7,399)	$620,033	$736,043

Balance at September 25, 2021	20	$29	39,900	$399	6,360	$(108,729)	$242,061	$(4,825)	$643,983	$772,918
Net income									16,287	16,287
Other comprehensive loss
Pension liability adjustment								(102)		(102)
Dividends declared
Preferred									(120)	(120)
Common									(8,722)	(8,722)
Dividend payable									(38)	(38)
Stock options and restricted stock			6	—			30			30
Stock-based compensation							1,258			1,258
Balance at December 25, 2021	20	$29	39,906	$399	6,360	$(108,729)	$243,349	$(4,927)	$651,390	$781,511

Balance at March 28, 2020	22	$33	39,645	$396	6,360	$(108,729)	$229,774	$(6,889)	$619,855	$734,440
Net income									22,516	22,516
Other comprehensive loss
Pension liability adjustment								(510)		(510)
Dividends declared
Preferred									(337)	(337)
Common									(21,978)	(21,978)
Dividend payable									(23)	(23)
Stock options and restricted stock			22	1			(194)			(193)
Stock-based compensation							2,128			2,128
Balance at December 26, 2020	22	$33	39,667	$397	6,360	$(108,729)	$231,708	$(7,399)	$620,033	$736,043

Balance at March 27, 2021	20	$29	39,848	$398	6,360	$(108,729)	$238,244	$(4,619)	$624,361	$749,684
Net income									52,953	52,953
Other comprehensive loss
Pension liability adjustment								(308)		(308)
Dividends declared
Preferred									(350)	(350)
Common									(25,483)	(25,483)
Dividend payable									(91)	(91)
Stock options and restricted stock			58	1			1,975			1,976
Stock-based compensation							3,130			3,130
Balance at December 25, 2021	20	$29	39,906	$399	6,360	$(108,729)	$243,349	$(4,927)	$651,390	$781,511

We declared $0.26 and $0.22 dividends per common share or equivalent for the three months ended December 25, 2021 and December 26, 2020, respectively, and $0.76 and $0.66 dividends per common share or equivalent for the nine months ended December 25, 2021 and December 26, 2020, respectively.

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. Q3 2022 Form 10-Q	5

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows

	Nine Months Ended
(thousands) (unaudited)	December 25, 2021	December 26, 2020
Operating activities
Net income	$52,953	$22,516
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	60,454	57,598
Share-based compensation expense	3,130	2,128
Gain on disposal of assets	(507)	(156)
Impairment of long-lived assets	—	99
Deferred income tax expense	9,633	4,041
Change in operating assets and liabilities (excluding acquisitions)
Accounts receivable	615	(788)
Inventories	(5,952)	23,787
Other current assets	(8,046)	7,848
Other non-current assets	26,042	2,288
Accounts payable	5,515	32,348
Accrued expenses	2,771	15,610
Federal and state income taxes payable	10,899	1,292
Other long-term liabilities	(30,442)	(9,491)
Long-term income taxes payable	172	96
Cash provided by operating activities	127,237	159,216
Investing activities
Capital expenditures	(17,445)	(39,214)
Acquisitions, net of cash acquired	(83,167)	(18,095)
Proceeds from the disposal of assets	1,030	388
Other	122	1,025
Cash used for investing activities	(99,460)	(55,896)
Financing activities
Proceeds from borrowings	139,862	—
Principal payments on long-term debt, finance leases and financing obligations	(163,985)	(400,657)
Exercise of stock options	2,110	9
Dividends paid	(25,713)	(22,315)
Deferred financing costs	(497)	(874)
Cash used for financing activities	(48,223)	(423,837)
Decrease in cash and equivalents	(20,446)	(320,517)
Cash and equivalents at beginning of period	29,960	345,476
Cash and equivalents at end of period	$9,514	$24,959
Supplemental information
Leased assets obtained in exchange for new finance lease liabilities	$7,307	$100,755
Leased assets obtained in exchange for new operating lease liabilities	$8,114	$20,364

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. Q3 2022 Form 10-Q	6

Monro, Inc. Q3 2022 Form 10-Q	7

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

Note 1 – Description of Business and Basis of Presentation

Description of business

Monro, Inc. and its direct and indirect subsidiaries (together, “Monro”, the “Company”, “we”, “us”, or “our”), are engaged principally in providing automotive undercar repair and tire replacement sales and tire related services in the United States. Monro had 1,303 Company-operated retail stores located in 32 states and 81 franchised locations as of December 25, 2021.

A certain number of our retail locations also service commercial customers. Our locations that serve commercial customers generally operate consistently with our other retail locations, except that the sales mix for these locations includes a higher number of commercial tires.

As of December 25, 2021, Monro had seven wholesale locations and three retread facilities. The wholesale locations, in most cases, sell tires to customers for resale, although these tire sales do not include installation or other tire related services. The retread facilities re-manufacture tires through the replacement of tread on worn tires that are later sold to customers.

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

Supplemental information

Property and equipment, net: Property and equipment balances are shown on the Consolidated Balance Sheets net of accumulated depreciation of $405.2 million and $382.7 million as of December 25, 2021 and March 27, 2021, respectively.

Monro, Inc. Q3 2022 Form 10-Q	8

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

Note 2 – Impact of the COVID-19 Pandemic

The novel strain of coronavirus (“COVID-19”) pandemic has been a highly disruptive economic and societal event that has affected our business and has a significant impact on consumer behavior. To date, our retail stores, wholesale locations and other facilities have remained open as an essential business. To serve our customers while also providing for the safety of employees, we have adapted certain aspects of the business. Throughout the pandemic, we have monitored the rapidly evolving situation and will continue to adapt our operations to (i) address federal, state and local standards, (ii) meet the demand of customers, and (iii) implement standards that we believe to be in the best interests of the safety and well-being of our employees and customers.

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

2022

During the first nine months of fiscal 2022, we acquired the following businesses for an aggregate purchase price of $83.2 million. The acquisitions were financed through our Credit Facility, as defined in Note 9. The results of operations for these acquisitions are included in our financial results from the respective acquisition dates.

On December 6, 2021, we acquired 11 retail tire and automotive repair stores operating as Car-X franchise locations in Iowa from KR Jones Enterprises, Inc. These stores will operate under the Car-X name.

On November 14, 2021, we acquired three retail tire and automotive repair stores located in California from Bud’s Tire and Wheel, Inc. These stores will operate under the Tire Choice name.

On November 14, 2021, we acquired two retail tire and automotive repair stores located in California from Eagle Auto & Tire, Inc. These stores will operate under the Mountain View Tire & Service name.

On November 14, 2021, we acquired one retail tire and automotive repair store located in California from Golden Reflections. This store will operate under the Mountain View Tire & Service name.

On April 25, 2021, we acquired 30 retail tire and automotive repair stores located in California from Mountain View Tire & Service, Inc. These stores operate under the Mountain View Tire & Service name.

The acquisitions resulted in goodwill related to, among other things, growth opportunities, synergies and economies of scale expected from combining the businesses with ours, as well as unidentifiable intangible assets. All of the goodwill is expected to be deductible for tax purposes.

We expensed all costs related to the acquisitions in the nine months ended December 25, 2021. The total costs related to the completed acquisitions were $0.2 million and $0.6 million for the three months and nine months ended December 25, 2021, respectively. These costs are included in the Consolidated Statements of Income and Comprehensive Income primarily under operating, selling, general and administrative (“OSG&A”) expenses.

Sales related to the completed acquisitions for the three months and nine months ended December 25, 2021 totaled $13.7 million and $33.1 million, respectively, for the period from acquisition date through December 25, 2021.

Supplemental pro forma information for the current or prior reporting periods has not been presented due to the impracticability of obtaining detailed, accurate or reliable data for the periods the acquired entities were not owned by Monro.

Monro, Inc. Q3 2022 Form 10-Q	9

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

We accounted for the acquisitions as a business combination using the acquisition method of accounting in accordance with the FASB ASC Topic 805, “Business Combinations.” The assets acquired and liabilities assumed were recorded at their acquisition-date fair values and were consolidated with those of the Company as of the acquisition date. The acquisition-date fair values were assigned based on preliminary valuations and estimates, and the consideration transferred and net liabilities assumed were recorded as goodwill.

2022 Acquisition-date Fair Values Assigned
(thousands)
Inventory	$1,208
Other current assets	424
Property and equipment	1,455
Finance lease and financing obligation assets	15,568
Operating lease assets	35,815
Intangible assets	3,120
Other non-current assets	79
Long-term deferred income tax assets	4,332
Total assets acquired	62,001
Current portion of finance leases and financing obligations	1,569
Current portion of operating lease liabilities	3,324
Deferred revenue	1,273
Other current liabilities	273
Long-term finance leases and financing obligations	21,584
Long-term operating lease liabilities	39,401
Other long-term liabilities	1,055
Total liabilities assumed	68,479
Total net identifiable liabilities assumed	$(6,478)
Total consideration transferred	$83,175
Less: total net identifiable liabilities assumed	(6,478)
Goodwill	$89,653

The total consideration of $83.2 million is comprised of $81.7 million in cash and $1.5 million in payables to certain sellers, of which $1.1 million is due upon finalization of certain lease assignment terms for one store location.

We recorded $3.1 million to amortizable intangible assets, including customer lists and a trade name, with a weighted-average amortizable period of approximately eight years. We have recorded acquired right-of-use (“ROU”) assets at the present value of remaining lease payments adjusted to reflect favorable or unfavorable market terms of the lease.

We continue to refine the valuation data and estimates primarily related to inventory, warranty reserves, intangible assets and real property leases and certain liabilities for the 2022 acquisitions and expect to complete the valuations no later than the first anniversary date of the acquisition. We anticipate that adjustments will continue to be made to the fair values of identifiable assets acquired and liabilities assumed and those adjustments may or may not be material.

2021

On December 6, 2020, we acquired 17 retail tire and automotive repair stores located in California from Fred Allen Enterprises, Inc. for $17.1 million. These stores will operate under the Tire Choice name. The acquisition was financed through our Credit Facility. The results of operation for the acquisition are included in our financial results from the acquisition date.

Prior to this acquisition, our acquisition activity in 2021 was paused due to the impact of the COVID-19 pandemic.

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

We expensed all costs related to the acquisition in the three months ended December 26, 2020. The total costs related to the completed acquisition were $0.1 million and these costs are included in the Consolidated Statements of Income and Comprehensive Income primarily under OSG&A expenses.

Sales related to the completed acquisition totaled $0.9 million for the period from acquisition date through December 26, 2020.

Monro, Inc. Q3 2022 Form 10-Q	10

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

Supplemental pro forma information for the current or prior reporting periods has not been presented due to the impracticability of obtaining detailed, accurate or reliable data for the periods the acquired entities were not owned by Monro.

We accounted for the 2021 acquisition as a business combination using the acquisition method of accounting and we finalized the purchase accounting related to the 2021 acquisition during 2022. As a result of the updated purchase price allocation for the 2021 acquisition, certain of the fair value amounts previously estimated were adjusted during the measurement period. These measurement period adjustments resulted from updated valuation reports and appraisals received from our external valuation specialists, as well as revisions to internal estimates. The measurement period adjustments were not material to the Consolidated Balance Sheet as of December 25, 2021 and the Consolidated Statements of Income and Comprehensive Income for the three months and nine months ended December 25, 2021.

The acquired assets and liabilities assumed were recorded at their assigned acquisition-date fair values and were consolidated with those of the Company as of the acquisition date. The consideration transferred and net liabilities assumed were recorded as goodwill.

2021 Acquisition-date Fair Values Assigned
(thousands)
Inventory	$1,017
Other current assets	172
Property and equipment	796
Finance lease and financing obligation assets	5,089
Operating lease assets	8,980
Intangible assets	418
Other non-current assets	31
Long-term deferred income tax assets	1,336
Total assets acquired	17,839
Current portion of finance leases and financing obligations	748
Current portion of operating lease liabilities	976
Deferred revenue	697
Other current liabilities	4
Long-term finance leases and financing obligations	7,911
Long-term operating lease liabilities	7,433
Other long-term liabilities	548
Total liabilities assumed	18,317
Total net identifiable liabilities assumed	$(478)
Total consideration transferred	$17,112
Less: total net identifiable liabilities assumed	(478)
Goodwill	$17,590

During the nine months ended December 25, 2021, we paid $0.8 million to the seller of the 2021 acquisition as the lease assignment for one store location was finalized during the period.

Monro, Inc. Q3 2022 Form 10-Q	11

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

Earnings per Common Share	Three Months Ended		Nine Months Ended
(thousands, except per share data)	December 25, 2021	December 26, 2020	December 25, 2021	December 26, 2020
Numerator for earnings per common share calculation:
Net income	$16,287	$6,683	$52,953	$22,516
Less: Preferred stock dividends	(120)	(112)	(350)	(337)
Income available to common shareholders	$16,167	$6,571	$52,603	$22,179
Denominator for earnings per common share calculation:
Weighted average common shares - basic	33,542	33,307	33,521	33,296
Effect of dilutive securities:
Preferred stock	460	510	460	510
Stock options	13	—	17	16
Restricted stock	41	10	38	18
Weighted average common shares - diluted	34,056	33,827	34,036	33,840

Basic earnings per common share	$0.48	$0.20	$1.57	$0.67
Diluted earnings per common share	$0.48	$0.20	$1.56	$0.67

Weighted average common share equivalents that have an anti-dilutive impact are excluded from the computation of diluted earnings per share.

Note 5 – Income Taxes

For the three months and nine months ended December 25, 2021, our effective income tax rate was 25.3 percent and 25.5 percent, respectively, compared to 25.2 percent for the three months and nine months ended December 26, 2020, as discrete items, none of which are individually significant, resulted in a larger tax rate benefit in the prior year periods.

Note 6 – Fair Value

Long-term debt had a carrying amount that approximates a fair value of $195.0 million as of December 25, 2021, as compared to a carrying amount and a fair value of $190.0 million as of March 27, 2021. The carrying value of our debt approximated its fair value due to the variable interest nature of the debt.

Note 7 – Cash Dividend

We paid dividends of $25.7 million during the nine months ended December 25, 2021. Under our Credit Facility, we were permitted to declare, make or pay any dividend or distribution up to $38.5 million in the aggregate for the period from June 30, 2020 to June 30, 2021 if we were in compliance with the financial covenants and other restrictions in the Credit Facility, as amended. The Credit Facility currently does not limit the amount we can pay in dividends. However, the declaration of and any determination as to the payment of future dividends will be at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, compliance with charter and Credit Facility restrictions, and such other factors as the Board of Directors deems relevant. For additional information regarding our Credit Facility, see Note 9.

Monro, Inc. Q3 2022 Form 10-Q	12

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

Revenues	Three Months Ended		Nine Months Ended
(thousands)	December 25, 2021	December 26, 2020	December 25, 2021	December 26, 2020
Tires (a)	$190,086	$162,442	$544,395	$454,217
Maintenance	78,363	65,648	248,793	193,754
Brakes	41,556	29,962	135,704	94,015
Steering	25,894	20,464	82,246	60,497
Exhaust	5,107	5,391	17,477	15,533
Other	775	684	2,683	2,221
Total	$341,781	$284,591	$1,031,298	$820,237

(a) Includes the sale of tire road hazard warranty agreements and tire delivery commissions.

Revenue from the sale of tire road hazard warranty agreements is initially deferred and is recognized over the contract period as costs are expected to be incurred in performing such services, typically 21 to 36 months. The deferred revenue balances at December 25, 2021 and March 27, 2021 were $20.1 million and $16.7 million, respectively, of which $13.8 million and $12.0 million, respectively, are reported in Deferred revenue and $6.3 million and $4.7 million, respectively, are reported in Other long-term liabilities in our Consolidated Balance Sheets.

Changes in Deferred Revenue
(thousands)
Balance at March 27, 2021	$16,712
Deferral of revenue	15,441
Deferral of revenue from acquisitions	2,181
Recognition of revenue	(14,237)
Balance at December 25, 2021	$20,097

As of December 25, 2021, we expect to recognize $4.5 million of deferred revenue related to road hazard warranty agreements in the remainder of fiscal 2022, $11.2 million of deferred revenue during our fiscal year ending March 25, 2023, and $4.4 million of deferred revenue thereafter.

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

Monro, Inc. Q3 2022 Form 10-Q	13

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

On October 5, 2021, we entered into a Second Amendment to the Credit Facility (the “Second Amendment”). The Second Amendment, which among other things, amends certain of the financial terms in the Credit Agreement, as amended by the First Amendment. Specifically, the First Amendment had amended the interest rate charged on borrowings to be based on the greater of adjusted one-month LIBOR or 0.75 percent. The Second Amendment amends the interest rate to be based on the greater of adjusted one-month LIBOR or 0.00 percent. In addition, the Second Amendment updates certain provisions regarding a successor interest rate to LIBOR. Except as amended by the First Amendment and Second Amendment, the remaining terms of the credit agreement remain in full force and effect.

Within the Credit Facility, we have a sub-facility of $80 million available for the purpose of issuing standby letters of credit. The sub-facility requires fees aggregating 87.5 to 212.5 basis points annually of the face amount of each standby letter of credit, payable quarterly in arrears. There was a $29.6 million outstanding letter of credit at December 25, 2021.

There was $195.0 million outstanding and $375.4 million available under the Credit Facility at December 25, 2021.

We were in compliance with all debt covenants at December 25, 2021.

Note 10 – Commitments and Contingencies

Commitments

Commitments Due by Period		Within	2 to	4 to	After
(thousands)	Total	1 Year	3 Years	5 Years	5 Years
Principal payments on long-term debt	$195,000		$195,000
Finance lease commitments/financing obligations (a)	507,093	$58,201	113,145	$101,795	$233,952
Operating lease commitments (a)	271,396	41,202	75,114	60,941	94,139
Accrued rent	786	686	38	26	36
Other liabilities	533	533	—	—	—
Total	$974,808	$100,622	$383,297	$162,762	$328,127

(a)Finance and operating lease commitments represent future undiscounted lease payments and include $104.3 million and $69.9 million, respectively, related to options to extend lease terms that are reasonably certain of being exercised.

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

As previously disclosed by the Company, an action was filed against us on June 12, 2020 in the U.S. District Court for the Western District of Pennsylvania by Mark Cerini. The plaintiff, who is a former service store manager, sought certification to represent similarly situated store managers in a nationwide collective action for unpaid overtime wages, damages and attorneys’ fees. Plaintiff alleged violations of the Fair Labor Standards Act and various state laws relating to, among other things, overtime and unpaid wages. The parties entered into a settlement agreement to resolve this matter that was approved by the court. The Company included the settlement amount of $3.7 million in OSG&A expenses in the Company’s Consolidated Statement of Income and Comprehensive Income during fiscal 2022. The Company paid this settlement in the third quarter of fiscal 2022 and does not expect to incur additional expenses with respect to the settlement.

Monro, Inc. Q3 2022 Form 10-Q	14

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Summary

Third quarter 2022 included the following notable items:

•Diluted earnings per common share (“EPS”) were $0.48.

•Adjusted diluted EPS, a non-GAAP measure, were $0.49.

•Sales increased 20.1 percent, driven by an increase in comparable store sales.

•Comparable store sales increased 13.8 percent from the prior year comparable period, driven primarily by an increase in average ticket amount.

•Operating income of $27.4 million was 74.9 percent higher than the prior year comparable period.

•Net income was $16.3 million.

•Adjusted net income, a non-GAAP measure, was $16.6 million.

Earnings Per Common Share	Three Months Ended			Nine Months Ended
	December 25, 2021	December 26, 2020	Change	December 25, 2021	December 26, 2020	Change
Diluted EPS	$0.48	$0.20	140.0%	$1.56	$0.67	132.8%
Adjustments	0.01	0.01		0.09	0.09
Adjusted diluted EPS	$0.49	$0.22	122.7%	$1.66	$0.77	115.6%

Note: Amounts may not foot due to rounding.

Adjusted net income and adjusted diluted EPS, each of which is a measure not derived in accordance with U.S. GAAP, exclude the impact of certain items. Management believes that adjusted net income and adjusted diluted EPS are useful in providing period-to-period comparisons of the results of our operations by excluding certain non-recurring items and items related to store closings as well as Monro.Forward or acquisition initiatives. Reconciliations of these non-GAAP financial measures to GAAP measures are provided beginning on page 19 under “Non-GAAP Financial Measures.”

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

During this period when vaccine distribution has increased and more businesses are operating at levels similar to pre-pandemic capacity, we have experienced labor inefficiencies and a shortage of teammates in some of our store locations. If we are unable to fill enough teammate positions, we may be unable to earn as much revenue as if we were fully staffed. We have had to pay more for labor because our teammates continue working overtime in order to meet the surge in demand, which, along with an incremental investment we made in technician labor costs to support current and future sales growth amidst improving consumer demand trends, increased our technician labor costs as a percentage of sales and may decrease our gross profit and net income if not offset by other factors. Although we are experiencing unprecedented challenges during this pandemic, we continue our focus to remain as efficient as possible while still offering safe and high quality service to our guests.

While we expect many teammates to return to our offices in the future, the timing of such a return could be affected by resurgences of COVID-19 in areas where our offices are located. When we return to our offices, we expect many teammates to continue to work in a hybrid of in-person and remote work. These changes to our operations going forward may present additional challenges and increased costs to ensure our offices are safe and functional for hybrid work that enable effective collaboration of both in-person and remote teammates.

Monro, Inc. Q3 2022 Form 10-Q	15

MANAGEMENT’S DISCUSSION AND ANALYSIS

Given the level of volatility and uncertainty surrounding the future impact of COVID-19, we cannot estimate with certainty the long-term impacts of the COVID-19 pandemic on our business, financial condition, results of operations, and cash flows.

Analysis of Results of Operations

Summary of Operating Income	Three Months Ended			Nine Months Ended
(thousands)	December 25, 2021	December 26, 2020	Change	December 25, 2021	December 26, 2020	Change
Sales	$341,781	$284,591	20.1%	$1,031,298	$820,237	25.7%
Cost of sales, including distribution and occupancy costs	221,199	188,453	17.4	654,102	532,119	22.9
Gross profit	120,582	96,138	25.4	377,196	288,118	30.9
Operating, selling, general and administrative expenses	93,146	80,450	15.8	287,366	236,603	21.5
Operating income	$27,436	$15,688	74.9%	$89,830	$51,515	74.4%

Sales

Sales include automotive undercar repair, tire replacement and tire related service sales, net of discounts, returns, etc., and revenue from the sale of warranty agreements and commissions earned from the delivery of tires. See Note 8 to the Company’s consolidated financial statements for further information. We use comparable store sales to evaluate the performance of our existing stores by measuring the change in sales for a period over the comparable, prior-year period of equivalent length. There were 89 selling days in the three months ended December 25, 2021 and in the three months ended December 26, 2020, and 270 selling days in the nine months ended December 25, 2021 and in the nine months ended December 26, 2020.

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

Sales	Three Months Ended		Nine Months Ended
(thousands)	December 25, 2021	December 26, 2020	December 25, 2021	December 26, 2020
Sales	$341,781	$284,591	$1,031,298	$820,237
Dollar change compared to prior year	$57,190		$211,061
Percentage change compared to prior year	20.1%		25.7%

The sales increase was primarily due to an increase in comparable store sales from an increase in average ticket amount as comparable store sales growth increased across our product categories with higher growth in our tires, maintenance and brakes categories. Additionally, there was an increase in sales from new stores. Partially offsetting these increases was a decrease in sales from closed stores. The following table shows the primary drivers of the change in sales for each of the three months and nine months ended December 25, 2021, as compared to the same period ended December 26, 2020.

Sales Percentage Change	Three Months Ended	Nine Months Ended
	December 25, 2021	December 25, 2021
Sales change	20.1%	25.7%
Primary drivers of change in sales
Comparable stores sales	13.8%	20.3%
New store sales (a)	6.5%	6.2%
Closed store sales	(0.1)%	(0.6)%

(a)Sales from 2022 and 2021 acquisitions contributed 6.4 percent and 6.0 percent of the sales change for the three months and the nine months ended December 25, 2021, respectively.

Monro, Inc. Q3 2022 Form 10-Q	16

MANAGEMENT’S DISCUSSION AND ANALYSIS

As the COVID-19 pandemic has evolved, demand for automotive undercar repair services as well as replacement tires and tire related services continues to be volatile. During the three months and nine months ended December 25, 2021, comparable store sales growth increased across our product categories with higher growth in our higher-margin brakes, alignment and maintenance categories, as well as our tire category, each of which experienced declines during the three months and nine months ended December 26, 2020.

Comparable Store Product Category Sales Change	Three Months Ended		Nine Months Ended
	December 25, 2021	December 26, 2020	December 25, 2021	December 26, 2020
Tires	11%	(8)%	15%	(8)%
Maintenance	11%	(19)%	22%	(24)%
Brakes	28%	(21)%	39%	(30)%
Alignment	28%	(16)%	37%	(21)%
Front end/shocks	14%	(17)%	23%	(25)%
Exhaust	14%	(17)%	18%	(24)%

Sales by Product Category	Three Months Ended		Nine Months Ended
	December 25, 2021	December 26, 2020	December 25, 2021	December 26, 2020
Tires	56%	57%	53%	56%
Maintenance	23	23	24	24
Brakes	12	11	13	12
Steering (a)	8	7	8	7
Exhaust	1	2	2	1
Total	100%	100%	100%	100%

(a)Steering product category includes front end/shocks and alignment product category sales.

Change in Number of Company-Operated Retail Stores	Three Months Ended		Nine Months Ended
	December 25, 2021	December 26, 2020	December 25, 2021	December 26, 2020
Beginning store count	1,288	1,242	1,263	1,283
Opened (a)	17	19	47	20
Closed	(2)	(1)	(7)	(43)
Ending store count	1,303	1,260	1,303	1,260

(a)The stores opened are primarily stores acquired from the 2022 and 2021 acquisitions.

Cost of Sales and Gross Profit

Gross Profit	Three Months Ended		Nine Months Ended
(thousands)	December 25, 2021	December 26, 2020	December 25, 2021	December 26, 2020
Gross profit	$120,582	$96,138	$377,196	$288,118
Percentage of sales	35.3%	33.8%	36.6%	35.1%
Dollar change compared to prior year	$24,444		$89,078
Percentage change compared to prior year	25.4%		30.9%

The increase in gross profit, as a percentage of sales, of 150 basis points (“bps”) for the three months and nine months ended December 25, 2021, as compared to the prior year comparable period, was primarily due to a decrease in material costs, as a percentage of sales, as a result of a shift in sales mix from tires to our higher margin service categories. Additionally, through the use of our tire category and management pricing tool, we expanded our gross profit per tire from the prior year comparable period. The increase in gross profit, as a percentage of sales, was also partially due to a decrease in distribution and occupancy costs, as a percentage of sales, as we gained leverage on these largely fixed costs with higher overall comparable store sales. Partially offsetting these decreases was an increase in technician labor costs, which increased as a percentage of sales, as we made an incremental investment in technician labor costs to support current and future sales growth amidst improving consumer demand trends for our product and service categories.

Monro, Inc. Q3 2022 Form 10-Q	17

MANAGEMENT’S DISCUSSION AND ANALYSIS

Gross Profit as a Percentage of Sales Change	Three Months Ended		Nine Months Ended
	December 25, 2021		December 25, 2021
Gross profit change	150	bps	150	bps
Primary drivers of change in gross profit as a percentage of sales
Material costs	180	bps	190	bps
Distribution and occupancy costs	120	bps	160	bps
Technician labor costs	(150)	bps	(210)	bps

OSG&A Expenses

OSG&A Expenses	Three Months Ended		Nine Months Ended
(thousands)	December 25, 2021	December 26, 2020	December 25, 2021	December 26, 2020
OSG&A Expenses	$93,146	$80,450	$287,366	$236,603
Percentage of sales	27.3%	28.3%	27.9%	28.8%
Dollar change compared to prior year	$12,696		$50,763
Percentage change compared to prior year	15.8%		21.5%

The increase of $12.7 million and $50.8 million in OSG&A expenses for the three months and nine months ended December 25, 2021, respectively, as compared to the prior year comparable period is primarily due to increased expenses from comparable stores, mainly store management compensation and operating expenses needed to match demand. However, we gained leverage with higher overall comparable store sales, which resulted in the decrease in OSG&A expenses, as a percentage of sales, from the prior year comparable period. The increase in OSG&A expenses for the three months and nine months ended December 25, 2021 was also partially due to increased expenses from 51 new stores, as well as an increase in litigation settlement costs (mainly related to the Cerini matter described in Note 10 to the Company’s consolidated financial statements). Partially offsetting these increases were lower expenses for the three months and nine months ended December 25, 2021 from eight stores closed compared to the prior year comparable period.

OSG&A Expenses Change	Three Months Ended	Nine Months Ended
(thousands)	December 25, 2021	December 25, 2021
OSG&A expenses change	$12,696	$50,763
Drivers of change in OSG&A expenses
Increase from comparable stores	$8,261	$36,597
Increase from new stores	$5,059	$12,942
Increase in litigation settlement costs	$89	$4,009
Decrease from closed stores	$(713)	$(2,785)

Other Performance Factors

Net Interest Expense

Net interest expense of $5.7 million for the three months ended December 25, 2021 decreased $1.1 million as compared to the prior year period, and decreased as a percentage of sales from 2.4 percent to 1.7 percent. Weighted average debt outstanding for the three months ended December 25, 2021 decreased by approximately $26 million as compared to the three months ended December 26, 2020. This decrease is primarily related to a decrease in debt outstanding under our revolving credit facility (the “Credit Facility”). The weighted average interest rate decreased approximately 60 basis points from the prior year quarter due primarily to a decrease in Credit Facility borrowing rates.

Net interest expense for the nine months ended December 25, 2021 decreased $2.6 million as compared to the same period in the prior year, and decreased from 2.6 percent to 1.8 percent as a percentage of sales for the same periods. Weighted average debt outstanding decreased by approximately $137 million and the weighted average interest rate increased by approximately 30 basis points as compared to the same period of the prior year.

Provision for Income Taxes

Our effective income tax rate for the three months and nine months ended December 25, 2021, was 25.3 percent and 25.5 percent, respectively, compared with 25.2 percent in the comparable prior year periods.

Monro, Inc. Q3 2022 Form 10-Q	18

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

Adjusted net income is summarized as follows:

Reconciliation of Adjusted Net Income	Three Months Ended		Nine Months Ended
(thousands)	December 25, 2021	December 26, 2020	December 25, 2021	December 26, 2020
Net income	$16,287	$6,683	$52,953	$22,516
Store impairment charge	—	—	—	99
Store closing costs	5	(14)	(425)	2,496
Monro.Forward initiative costs	418	1,056	569	1,510
Acquisition due diligence and integration costs	170	122	590	161
Management transition costs	—	128	59	385
Litigation settlement costs	(161)	(250)	3,759	(250)
Provision for income taxes on adjustments	(104)	(234)	(1,101)	(1,022)
Adjusted net income	$16,615	$7,491	$56,404	$25,895

Adjusted diluted EPS is summarized as follows:

Reconciliation of Adjusted Diluted EPS	Three Months Ended		Nine Months Ended
	December 25, 2021	December 26, 2020	December 25, 2021	December 26, 2020
Diluted EPS	$0.48	$0.20	$1.56	$0.67
Store impairment charge (a)	—	—	—	0.00
Store closing costs (a)	0.00	(0.00)	(0.01)	0.06
Monro.Forward initiative costs	0.01	0.02	0.01	0.03
Acquisition due diligence and integration costs (a)	0.00	0.00	0.01	0.00
Management transition costs (a)	—	0.00	0.00	0.01
Litigation settlement costs (a)	(0.00)	(0.01)	0.08	(0.01)
Adjusted diluted EPS	$0.49	$0.22	$1.66	$0.77

(a)Amounts, in the periods presented, may be too minor in amount, net of the impact from income taxes, to have an impact on the calculation of adjusted diluted EPS.

Note: The calculation of the impact of non-GAAP adjustments on diluted EPS is performed on each line independently. The table may not add down by +/- $0.01 due to rounding.

The adjustments to diluted EPS reflect effective tax rates of 24.1 percent and 22.5 percent for the three months ended December 25, 2021 and December 26, 2020, respectively, and 24.2 percent and 23.2 percent for the nine months ended December 25, 2021 and December 26, 2020, respectively. See adjustments from the Reconciliation of Adjusted Net Income table above for pre-tax amounts.

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

Monro, Inc. Q3 2022 Form 10-Q	19

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

Accordingly, we believe that our current sources of funds will provide us with adequate liquidity during the 12-month period following December 25, 2021, as well as in the long-term.

See the sections below for more details regarding material requirements for cash in our business and our sources of liquidity to meet such needs.

Material Cash Requirements

We currently expect our capital expenditures to support our projects, including upgrading our facilities and systems as well as funding our Monro.Forward initiatives, to be $30 million to $40 million in the aggregate in 2022. Additionally, we have contractual finance lease and operating lease commitments with landlords through October 2040 for $604.3 million in lease payments, of which $98.7 million is due within one year. For details regarding these lease commitments, see Note 10 to the Company’s consolidated financial statements.

As of December 25, 2021, we had $195.0 million outstanding under the Credit Facility, none of which is due in the succeeding 12 months. For details regarding our indebtedness that is due, see Note 10 to the Company’s consolidated financial statements.

We paid cash dividends totaling $25.7 million ($0.76 per share) during the nine months ended December 25, 2021. For details regarding our cash dividend, see Note 7 to the Company’s consolidated financial statements.

Sources and Conditions of Liquidity

Our sources to fund our material cash requirements are predominantly cash from operations, cash and equivalents on hand, and availability under our Credit Facility.

As of December 25, 2021, we had $9.5 million of cash and equivalents. In addition, we had $375.4 million available under the Credit Facility as of December 25, 2021.

Summary of Cash Flows

The following table presents a summary of our cash flows from operating, investing and financing activities.

Summary of Cash Flows	Nine Months Ended
(thousands)	December 25, 2021	December 26, 2020
Cash provided by operating activities	$127,237	$159,216
Cash used for investing activities	(99,460)	(55,896)
Cash used for financing activities	(48,223)	(423,837)
Decrease in cash and equivalents	(20,446)	(320,517)
Cash and equivalents at beginning of period	29,960	345,476
Cash and equivalents at end of period	$9,514	$24,959

Cash provided by operating activities

For the nine months ended December 25, 2021, cash provided by operating activities was $127.2 million, which consisted of net income of $53.0 million, adjusted by non-cash charges of $72.7 million and by a change in operating assets and liabilities of $1.5 million. The non-cash charges were largely driven by $60.5 million of depreciation and amortization. The change in operating assets and liabilities was primarily due to our federal and state income taxes payable being a source of cash of $10.9 million due largely to an income tax refund that was received. This source of cash was partially offset by our inventory balance being a use of cash of $6.0 million due to increased inventory purchases to meet higher demand, as well as accounts payable and accrued liabilities, net of vendor rebate receivables, being a use of cash of $4.0 million driven by timing of payments.

For the nine months ended December 26, 2020, cash provided by operating activities was $159.2 million, which consisted of net income of $22.5 million, adjusted by non-cash charges of $63.7 million and by a change in operating assets and liabilities of $73.0 million. The non-cash charges were largely driven by $57.6 million of depreciation and amortization. The change in operating assets

Monro, Inc. Q3 2022 Form 10-Q	20

MANAGEMENT’S DISCUSSION AND ANALYSIS

and liabilities was primarily due to accounts payable and accrued liabilities, net of vendor rebate receivables, being a source of cash of $48.0 million driven by timing of payments, as well as our inventory balance being a source of cash of $23.8 million due to decreased inventory purchases to adjust to lower demand.

Cash used for investing activities

For the nine months ended December 25, 2021, cash used for investing activities was $99.5 million. This was primarily due to cash used for acquisitions and capital expenditures, including property and equipment, of $83.2 million and $17.4 million, respectively. Included in the $83.2 million used for acquisitions was $0.8 million paid to the seller of the 2021 acquisition as the lease assignment for one store location was finalized during the period.

For the nine months ended December 26, 2020, cash used for investing activities was $55.9 million. This was primarily due to cash used for capital expenditures, including property and equipment, and acquisitions of $39.2 million and $18.1 million, respectively.

Cash used for financing activities

For the nine months ended December 25, 2021, cash used for financing activities was $48.2 million which was primarily due to payment of finance lease principal and dividends of $29.1 million and $25.7 million, respectively. These uses of cash were partially offset by cash provided by borrowings on our Credit Facility, net of amounts paid during the period, of $5.0 million.

For the nine months ended December 26, 2020, cash used for financing activities was $423.8 million which was primarily due to payment of amounts previously borrowed on our Credit Facility and finance lease principal of $376.4 million and $24.3 million, respectively, as well as payment of dividends of $22.3 million.

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

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the economy, our business operations and financial markets. The estimates used for, but not limited to, determining fair value of long-lived assets, self-insurance reserves and our ability to realize the tax benefits associated with deferred tax assets could be impacted. We have assessed the impact and are not aware of any specific events or circumstances that required an update to our estimates and assumptions or materially affected the carrying value of our assets or liabilities as of the date of issuance of this report. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

For a description of our critical accounting policies and estimates, refer to Part II, Item 7., “Critical Accounting Policies” of our Form 10-K for the fiscal year ended March 27, 2021. There have been no material changes to our critical accounting policies and estimates since our Form 10-K for the year ended March 27, 2021.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 1 to our consolidated financial statements for a discussion of the impact of recently issued accounting standards on our consolidated financial statements as of December 25, 2021 and the expected impact on the consolidated financial statements for future periods.

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

Monro, Inc. Q3 2022 Form 10-Q	21

MANAGEMENT’S DISCUSSION AND ANALYSIS

uncertainties and other important factors that could cause actual results to differ materially from those expressed. For example, our forward-looking statements include, without limitation, statements regarding:

•the potential effect of general business or economic conditions on our business, including the direct and indirect effects of the COVID-19 pandemic on the economy, consumer spending levels, inflation, and unemployment in our markets;

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

Monro, Inc. Q3 2022 Form 10-Q	22

DISCLOSURES ABOUT MARKET RISK & CONTROLS AND PROCEDURES

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from potential changes in interest rates. As of December 25, 2021, excluding finance leases and financing obligations, we had no debt financing at fixed interest rates, for which the fair value would be affected by changes in market interest rates. Our cash flow exposure on floating rate debt would result in annual interest expense fluctuations of approximately $2.0 million based upon our debt position at December 25, 2021 and approximately $1.9 million based upon our debt position at March 27, 2021, respectively, given a change in LIBOR (or replacement index) of 100 basis points.

Debt financing had a carrying amount that approximates a fair value of $195.0 million as of December 25, 2021, as compared to a carrying amount and a fair value of $190.0 million as of March 27, 2021.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 25, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Monro, Inc. Q3 2022 Form 10-Q	23

LEGAL PROCEEDINGS

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

As previously disclosed by the Company, an action was filed against us on June 12, 2020 in the U.S. District Court for the Western District of Pennsylvania by Mark Cerini. The plaintiff, who is a former service store manager, sought certification to represent similarly situated store managers in a nationwide collective action for unpaid overtime wages, damages and attorneys’ fees. Plaintiff alleged violations of the Fair Labor Standards Act and various state laws relating to, among other things, overtime and unpaid wages. The parties entered into a settlement agreement to resolve this matter that was approved by the court. The Company included the settlement amount of $3.7 million in OSG&A expenses in the Company’s Consolidated Statement of Income and Comprehensive Income during fiscal 2022. The Company paid this settlement in the third quarter of fiscal 2022 and does not expect to incur additional expenses with respect to the settlement. In resolving this matter, the Company believes the settlement was the best use of management’s time and resources.

Monro, Inc. Q3 2022 Form 10-Q	24

EXHIBITS

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

Monro, Inc. Q3 2022 Form 10-Q	25

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONRO, INC.

DATE: January 31, 2022	By:	/s/ Michael T. Broderick
Michael T. Broderick
President and Chief Executive Officer (Principal Executive Officer)

DATE: January 31, 2022	By:	/s/ Brian J. D’Ambrosia
Brian J. D’Ambrosia
Executive Vice President – Finance, Chief Financial Officer and
Treasurer (Principal Financial Officer and Principal Accounting Officer)

Monro, Inc. Q3 2022 Form 10-Q	26