Form 10-K
period 2022-03-26
MONRO, INC.
filed 2022-05-23
CIK 876427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________________

FORM 10-K

_________________________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 26, 2022

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on September 24, 2021, was $1,977,500,000.

As of May 13, 2022, 33,557,548 shares of registrant’s common stock, $0.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2022 Annual Meeting of Shareholders to be held hereafter are incorporated by reference into Part III of this report.

Monro, Inc. 2022 Form 10-K	2

PART I

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they address future events, developments, and results and do not relate strictly to historical facts. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements include, without limitation, statements preceded by, followed by, or including words such as “anticipate,” “believe,” “contemplate,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “see,” “seek,” “strategy,” “strive,” “vision,” “will,” “would,” and variations thereof and similar expressions. Forward-looking statements are subject to risks, uncertainties, and other important factors that could cause actual results to differ materially from those expressed. For example, our forward-looking statements include, without limitation, statements regarding:

•the potential effect of general business or economic conditions on our business, including the direct and indirect effects of the novel strain of coronavirus (“COVID-19”) pandemic and the Russian invasion of Ukraine on the economy, consumer demand and spending levels, and labor shortages in our markets;

•the impact of competitive services and pricing;

•the effect of economic conditions, seasonality, and the impact of weather conditions and natural disasters on customer demand;

•advances in automotive technologies;

•our dependence on third-party vendors for certain inventory;

•the risks associated with vendor relationships and international trade, particularly imported goods such as those sourced from China;

•the impact of changes in U.S. trade relations and the ongoing trade dispute between the United States and China, and other potential impediments to imports;

•our ability to service our debt obligations, including our expected annual interest expense;

•our cash needs, including our ability to fund our future capital expenditures and working capital requirements;

•our anticipated sales, comparable store sales, gross profit margin, costs of goods sold (including product mix), operating, selling, general and administrative (“OSG&A”) expenses and other fixed costs, and our ability to leverage those costs;

•management’s estimates and expectations as they relate to income tax liabilities, deferred income taxes, and uncertain tax positions;

•management’s estimates associated with our critical accounting policies, including business combinations, insurance liabilities, and valuations for our goodwill and indefinite-lived intangible assets impairment analyses;

•the impact of industry regulation, including changes in labor laws;

•potential outcomes related to pending or future litigation matters;

•business interruptions;

•risks relating to disruption or unauthorized access to our computer systems;

•our failure to protect customer and employee personal data;

•our ability to consummate the proposed transaction with American Tire Distributors, Inc. and our ability to realize the expected benefits of the transaction;

•risks relating to acquisitions and the integration of acquired businesses with ours;

•our growth plans, including our plans to add, renovate, re-brand, expand, remodel, relocate, or close stores and any related costs or charges, our leasing strategy for future expansion, and our ability to renew leases at existing store locations;

•the impact of costs related to planned store closings or potential impairment of goodwill, intangible assets, and long-lived assets;

•expected dividend payments;

•our ability to attract, motivate, and retain skilled field personnel and our key executives; and

Monro, Inc. 2022 Form 10-K	3

•the potential impacts of climate change on our business.

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

Introductory Note

Unless otherwise stated, references to “we,” “our,” “us,” “Monro” or the “Company” generally refer to Monro, Inc. and its direct and indirect subsidiaries on a consolidated basis. Unless specifically indicated otherwise, any references to “2022” or “fiscal 2022,” “2021” or “fiscal 2021,” and “2020” or “fiscal 2020” relate to the years ended March 26, 2022, March 27, 2021, and March 28, 2020, respectively.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our website at www.monro.com as soon as reasonably practicable after electronic filing of such reports with the SEC. Our filings with the SEC are also available on the SEC’s website at www.sec.gov.

Our investor presentation regarding the financial results for the fiscal year ended March 26, 2022 is available and accessible at Monro's Investor Relations page at https://corporate.monro.com/investors under the Events and Presentations tab. Information available on our website is not a part of, and is not incorporated into, this Form 10-K. We intend to make future investor presentations available exclusively through our Investor Relations page.

Monro, Inc. 2022 Form 10-K	4

BUSINESS

Item 1. Business

General

We are a leading nation-wide operator of retail tire and automotive repair stores in the United States. We offer to our customers, referred to as “guests”, replacement tires and tire related services, automotive undercar repair services, and a broad range of routine maintenance services, primarily on passenger cars, light trucks, and vans. We also provide other products and services for brakes; mufflers and exhaust systems; and steering, drive train, suspension, and wheel alignment.

We believe the convenience and value we offer are key factors in serving and growing our base of customers. At March 26, 2022, we operated 1,304 retail tire and automotive repair stores and serviced approximately 5.2 million vehicles in fiscal 2022.

Our retail tire and automotive repair stores operate primarily under the brands “Monro Auto Service and Tire Centers,” “Tire Choice Auto Service Centers,” “Mr. Tire Auto Service Centers,” “Car-X Tire & Auto,” “Tire Warehouse Tires for Less,” “Ken Towery’s Tire & Auto Care,” “Mountain View Tire & Auto Service,” “Tire Barn Warehouse,” and “Free Service Tire & Auto Centers.”

Company-operated Store Brands as of March 26, 2022	Stores
Monro Auto Service and Tire Centers	371
Tire Choice Auto Service Centers	357
Mr. Tire Auto Service Centers	320
Car-X Tire & Auto	66
Tire Warehouse Tires for Less	55
Ken Towery's Tire & Auto Care	34
Mountain View Tire & Auto Service	30
Tire Barn Warehouse	27
Free Service Tire & Auto Centers	10
Other (a)	34
Total	1,304

(a)Includes recently acquired stores to be converted to certain brands named above.

The typical format for a Monro store is a free-standing building consisting of a sales area, fully equipped service bays and a parts/tires storage area. Most service bays are equipped with above-ground electric vehicle lifts. Generally, each store is located within 25 miles of a “key” store which carries approximately double the inventory of a typical store and serves as a mini-distribution point for slower moving inventory for other stores in its area. Individual store sizes, number of bays, and stocking levels vary greatly and are dependent primarily on the availability of suitable store locations, population, demographics, and intensity of competition among other factors.

A certain number of our retail locations also service commercial customers. Our locations that serve commercial customers generally operate consistently with our other retail locations, except that the sales mix for these locations includes a higher number of commercial tires.

As of March 26, 2022, Monro had seven wholesale locations and three retread facilities. The wholesale locations, in most cases, sell tires to customers for resale, although these tire sales do not include installation or other tire related services. The retread facilities re-manufacture tires through the replacement of tread on worn tires that are later sold to customers. Monro also had 79 Car-X franchised locations as of March 26, 2022. (During 2022, we acquired 11 and closed five franchised locations.)

Our operations are organized and managed in one operating segment. The internal management financial reporting that is the basis for evaluation to assess performance and allocate resources by our chief operating decision maker consists of consolidated data that includes the results of our retail, commercial, and wholesale locations. As such, our one operating segment reflects how our operations are managed, how resources are allocated, how operating performance is evaluated by senior management, and the structure of our internal financial reporting.

Monro incorporated in New York in 1959. We maintain our corporate headquarters in Rochester, New York.

Monro, Inc. 2022 Form 10-K	5

BUSINESS

Recent Developments

In May 2022, we entered into an agreement with American Tire Distributors, Inc. to sell our wholesale tire operations and internal tire distribution operations for approximately $105 million in the aggregate. Of the $105 million purchase price, $65 million is expected to be paid at the expected closing date during the first quarter of our fiscal year ending March 25, 2023 (“fiscal 2023”) and the remaining $40 million is expected to be paid as earnout payments after the closing. The earnout payments will be earned, on a per-tire basis, based on tires we will buy from American Tire Distributors pursuant to a distribution agreement that we expect to enter with American Tire Distributors at the closing date of the sale of assets.

We expect to enter into additional agreements with American Tire Distributors at or prior to the closing date, including (1) a distribution agreement, in which American Tire Distributors will agree to supply and sell tires to our retail locations; (2) a managed services agreement, in which American Tire Distributors will provide category management, ordering, dashboard, and inventory management services to us; and (3) an agreement relating to preferred data services to be provided to us by American Tire Distributors.

Business Strategy

Our vision is to be America’s leading auto and tire service center, trusted by consumers as the best place in their neighborhoods for quality automotive service and tires. We believe that success in this vision will position Monro to deliver consistent and sustainable organic growth as well as lead to strong, long-term financial performance. Specifically, we are committed to seeing this vision executed across all aspects of the business, through the following actions:

•Exceed guest expectations. We will continue to invest in and execute strategic initiatives to improve our guests’ in-store experience. This included significant investment in technician headcount and compensation in 2022.

•Provide consistent value. We intend to be able to offer better value than new car dealers to more price-sensitive consumers. Vehicles generally need more service and repairs as they advance in age. However, as consumers’ vehicles age, the consumers’ willingness to pay higher prices decreases. Monro’s service menu is focused on items that are purchased frequently, like oil changes and other scheduled services, along with higher value services like tires, brakes, and other undercar services. Our tire pricing and category management system allows us to dynamically track demand trends and make rapid adjustments to optimize our tire assortment by leveraging the breadth of our tire brand portfolio to offer the right tires at what we believe are the right price points.

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

We are committed to building an omni-channel presence through our primary brand websites to create a seamless buying experience for our customers. With responsive optimized design for mobile users, a streamlined tire search and improved content and functionality, our brand websites better position us to address our customers’ needs. These websites, aligned with our primary brand names, help customers search for store locations, access coupons, make service appointments, shop for tires, and access information on our services and products, as well as car care tips. Importantly, they better showcase the solutions we provide to our customers, including our Good, Better, Best product and service packages.

Growth Strategy

Executing on accretive acquisition opportunities remains a key element of our growth strategy. We have a robust pipeline and believe the fragmentation of our industry allows for many opportunities for consolidation. Using consumer demographic analytics, we believe we can better identify targets that operate in the markets with favorable demographics and customer trends, allowing us to enter regions from which we are poised to benefit most. Additionally, to ensure we are capitalizing on these opportunities, we have added talent and an organizational structure to our mergers and acquisitions team, who work with our management team to ensure we capitalize on the momentum in the market.

During the last five years, we have completed 17 acquisitions, adding 225 locations and approximately $314 million in annualized revenue. Additionally, during this time, we have entered five states, solidifying our presence in existing markets as well as expanding into the Western region. As of March 26, 2022, we have stores in 32 states.

Monro, Inc. 2022 Form 10-K	6

BUSINESS

In addition to our plan to continue to seek suitable acquisitions, we plan to add new greenfield stores. Greenfield stores include new construction as well as the acquisition of one to four store operations.

Key factors in market and site selection for selecting new greenfield store locations include population, demographic characteristics, vehicle population, and the intensity of competition. We partner with a customer analytics firm to provide market segmentation and demographic data specific to a geographic area near a Monro location to identify high value lookalike customers and market directly to them. We attempt to cluster stores in market areas to achieve economies of scale in advertising, supervision, and distribution costs. All new greenfield sites presently under consideration are within our established market areas.

Purchasing and Distribution

We believe that our substantial buying power and our flexibility in making sourcing decisions contributes to our successful purchasing strategy. We also believe our ability to negotiate with our vendor partners allows us to ensure we are receiving competitive pricing and terms as well as minimize the margin impact of economic pressures such as tariffs, inflation, and supply chain disruptions.

Until we close the proposed transaction with American Tire Distributors, we select and purchase tires, parts, and supplies for all Company-operated stores on a centralized basis through an automatic replenishment system based on operational data we collect from stores daily. This allows us to control store inventory on a near real-time basis. Additionally, each store has access to the inventory carried by up to the 14 stores or distribution center nearest to it. Management believes that this feature improves customer satisfaction and store productivity by reducing the time required to locate out-of-stock parts and tires. It also improves profitability because it reduces the amount of inventory which must be purchased outside Monro from local vendors. Local vendor purchases are made when needed at the store level and accounted for approximately 24 percent of all parts and tires purchased in 2022.

Our ten largest vendors accounted for approximately 83 percent of our total stocking purchases, with the largest vendor accounting for approximately 25 percent of total stocking purchases in 2022. In 2022, Monro imported approximately 11 percent of our parts (excluding batteries, oil, and supplies) and tire purchases. We purchase parts, oil, and tires from approximately 100 vendors. Management believes that our relationships with vendors are excellent and that alternative sources of supply exist, at comparable cost, for substantially all parts used in our business.

We enter into contracts with certain parts and tire suppliers, some of which require us to buy (at market competitive prices) up to 100 percent of our annual purchases of specific products. These agreements expire at various dates. We believe these agreements provide us with high quality, branded merchandise at preferred pricing, along with strong marketing and training support.

Most of our parts supply is distributed to our stores through our network of distribution centers, and vendors ship most of our tires supply directly to our stores. Stores are generally replenished at least monthly, and such replenishment fills, on average, 99 percent of all items ordered by the automatic replenishment system. Monro operates eleven distribution centers in California, Kentucky, Maryland, New Hampshire, New York, North Carolina, South Carolina, and Tennessee.

Human Capital

At Monro, our business success is built upon our dedicated, passionate, and diverse teammates who work and live in the communities we serve. We are committed to providing a safe, healthy, inclusive, and supportive work environment where teammates embrace our core value of collaboration, feel empowered, and are motivated to have enriching and successful careers. We seek to be an employer of choice to attract and retain top talent. To that end, we strive to provide an engaging work experience that excites and motivates our teammates to deliver their best every day as well as provides opportunities for learning and growth, to ensure our team is always the best in the business.

As of March 26, 2022, Monro had approximately 8,750 employees, of whom 8,170 were employed in the field organization, 230 were employed at the distribution centers, 300 were employed at our corporate headquarters, referred to as store support center, and 50 were employed in other offices. Monro's employees are not members of any union.

Teammate Retention

We believe that effective human capital management includes preventing situations of understaffing or excessive overtime, teammate burnout or poor work life balance. For this reason, through our continued investment in store staffing to allow for more available workers as well as an increase in scheduling flexibility, we aim to grow teammate satisfaction.

In addition to enhancing the resources available to support our teammates, we have made improvements to our scheduling system which allows teammates to have longer visibility into their schedules and plan for occasions that require an absence.

Monro, Inc. 2022 Form 10-K	7

BUSINESS

We also understand that our teammates will benefit from a clear path to advancement and from investments in their continuous learning to allow them to achieve their personal development needs and career growth. To that end, we invest in training and development programs at all levels within the Company. We also leverage annual processes that support individual performance planning, individual professional development planning, and conduct a broad review of talent throughout our organization.

Our continuous efforts to build out our human capital strategy are reflected in our turnover rates in 2022 and 2021, each of which are lower than 2015 - 2020.

In recent years, we have expanded our online training program, Monro University, to be a comprehensive, company-wide training program not only focused on the technical and operational excellence training that technicians need to effectively serve our customers today and prepare them to handle future requirements, but also committed to developing leadership and excellence at all levels within our Company through a wide variety of topics accessible to our teammates in our stores, distribution centers, and store support center.

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

Store and operations managers also have courses available through Monro University that are supplemented with live and on-line vendor training courses. Management training covers topics including safety, customer service, human resources, leadership, and scheduling and is delivered on a regular basis. We believe that involving operations management in the development and delivery of these sessions results in more relevant and actionable training for store managers, helping improve staff retention as well as overall performance.

Monro University also provides targeted training for corporate management and staff, including diversity training, harassment training, and people manager training.

We also foster development through annual reviews at which time employees can discuss with their manager goals for aligning their own development with our business objectives.

Our teammates are compensated in a fair manner which increases along with productivity. Our store compensation plan also streamlines bonus programs, creating consistency and increasing human capital productivity across our stores.

In addition to providing ongoing learning and development opportunities, ensuring our teammates feel supported is also important in teammate retention. Besides standard employee benefits we offer a confidential Employee Assistance Program with 24/7 support, financial counseling, estate planning, and online resources for parents whose children struggle with developmental disabilities, as well as other services aimed at enhancing our teammates’ mental, emotional, and physical well-being.

One of the ways we embrace our teammates’ well-being is through the administration of our own Teammate Assistance Fund, a third-party 501(c)(3) organization available for all our teammates. Launched in March 2022, the fund provides an opportunity for all teammates to take care of each other through tax-deductible payroll and other one-time contributions. Through donations from Monro and contributions from our teammates, Board members and others, the Teammate Assistance Fund provides timely financial assistance to teammates impacted by financially devastating circumstances beyond their control and their means.

Workplace Safety

We are committed to providing a safe and secure work environment and have specific safety programs. To identify elevated safety-related risk areas more effectively, we have increased our focus on data gathering, tracking, and analysis. With greater insight into real-time data, we can prioritize focus on areas that present the biggest potential hazards to our teammates and identify process improvements. Another important component of our risk analysis is conducting formal and thorough investigations into safety-related incidents. Investigations are analyzed by our Vice President of Risk and Safety as well as our Risk Management Team to determine a root cause, and pro-active plans are in place to improve safety related patterns that emerge, determining the next steps to address these patterns.

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

Monro, Inc. 2022 Form 10-K	8

BUSINESS

COVID-19

As the COVID-19 pandemic continues to disrupt how we live and do business, our top priority remains the safety and wellness of our teammates and guests, while keeping our stores open wherever we can. Since the start of the COVID-19 pandemic in 2020, we have continued to take significant actions to ensure the safety of our teammates and guests, including implementing safe working protocols for store teams; developing work-from-home plans for non-store teammates; assessing appropriate return-to-office protocols; and providing timely and transparent communications to teammates and key stakeholders. We also enacted numerous safety, social distancing, and cleaning measures designed to protect our teammates and guests during the COVID-19 pandemic.

Diversity, Equity, and Inclusion

Diversity is one of our core values, and we believe that a workplace in which diverse backgrounds, experiences and ways of thinking are embraced and valued increases productivity and promotes awareness of our guests’ and communities’ unique needs. Our commitment is to have a workforce and leadership team that closely resembles our growing group of loyal customers we are working hard to attract and retain. This commitment will continue to be supported by training and awareness programs as well as focused efforts to recruit, retain, develop, and promote a diverse workforce. Our Code of Ethics lays out a zero-tolerance policy for discrimination or harassment behavior.

We have added resources to our recruitment team to implement hiring initiatives aimed at reaching diverse groups and expanded the recruitment platforms we use to broaden our pool of candidates.

We also view training as a tool to foster inclusion and, through Monro University, we provide Unconscious Bias Diversity and Inclusion Awareness courses to our teammates.

Competition

Our segment of the retail industry is fragmented and highly competitive, and the number, size, and strength of competitors vary widely from region to region. We operate in the automotive repair service and tire industry, which is currently and is expected to continue to be highly competitive with respect to price, store location, name awareness, and customer service. Monro's primary competitors include national and regional undercar, tire specialty and general automotive service chains, both franchised and company-operated; car dealerships; mass merchandisers’ operating service centers; and, to a lesser extent, gas stations, independent garages, and Internet tire sellers. Monro considers TBC Corporation (operating primarily under the NTB, Midas and Tire Kingdom brands), Firestone Complete Auto Care service stores, The Pep Boys – Manny, Moe, and Jack service stores, Meineke, and Mavis Discount Tire to be direct competitors.

Regulation

We maintain programs to facilitate compliance with various federal, state, and local laws and governmental regulations relating to the operation of our business, including, among other things, those regarding employment and labor practices, workplace safety, building and zoning requirements, the handling, storage and disposal of hazardous substances contained in the products that we sell and use in our service bays, the recycling of batteries, tires and used lubricants, and the ownership and operation of real property. We believe that we are in compliance with these applicable laws and regulations, and our related compliance costs are not material.

Monro stores new oil and recycled antifreeze and generates and/or handles used tires and automotive oils, antifreeze, and certain solvents, which are disposed of by licensed third-party contractors. In certain states, as required, we also recycle oil filters. Accordingly, we are subject to numerous federal, state, and local environmental laws including the Comprehensive Environmental Response Compensation and Liability Act. In addition, the United States Environmental Protection Agency (the "EPA"), under the Resource Conservation and Recovery Act ("RCRA"), as well as various state and local environmental protection agencies, regulate our handling and disposal of certain waste products and other materials. The EPA, under the Clean Air Act, also regulates the installation of catalytic converters, engines, and equipment sold or distributed in the United States by periodically spot-checking repair jobs, and may impose sanctions, including but not limited to civil penalties of approximately $37,500 per violation (or approximately $37,500 per day for certain willful violations or failures to cooperate with authorities), for violations of RCRA and the Clean Air Act.

Monro strives to maintain an environmentally conscious corporate culture, demonstrated by our recycling policies at our offices, distribution centers and stores. In 2022, Monro recycled approximately 2.6 million gallons of oil and 3.4 million tires, as well as approximately 78,000 vehicle batteries and 316 tons of cardboard, all as part of our commitment to the environment.

Monro, Inc. 2022 Form 10-K	9

BUSINESS

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

Sales can also be volatile in areas in which we operate because of warmer weather in winter months, which typically causes a decline in tire sales, or severe weather, which can result in store closures.

Given our use of a fiscal calendar, there may be some fluctuations between quarters due to holiday shifts in the calendar year and the number of days in a particular fiscal quarter or year. In addition, the COVID-19 outbreak has had an impact on consumer behaviors and customer traffic that may have resulted in temporary changes in the seasonal fluctuations of our business.

Monro, Inc. 2022 Form 10-K	10

RISK FACTORS

Item 1A. Risk Factors

In addition to the risks discussed elsewhere in this annual report, the following are the important factors that could cause Monro’s actual results to differ materially from those projected in any forward-looking statements:

Risks Related to our Business

Matters related to the COVID-19 pandemic have and will continue to significantly and adversely impact our business, financial position, results of operations and cash flows.

Our business will continue to be affected by the broader economic effects from the COVID-19 pandemic and related regulatory and individual actions, including customer demand for our products and services. Because more people in the United States are working from home, those workers will likely drive less often, and are less likely to require our services or will require our services less often. If this trend continues, we may see a permanent decline in demand for our services. Any resurgence of the COVID-19 pandemic may reduce levels of leisure travel, which would reduce the demand for our products and services. Additionally, given the continuing uncertainty during the pandemic, we may have to pause store acquisitions and rebrand and reimage initiatives to mitigate the effects of the pandemic or conserve capital, as we did during fiscal 2021.

While we have so far been able to source required products at reasonable cost, the pandemic may also affect our supply chain in ways that are beyond our control, including shipping backlogs delaying our receipt of products. We may also incur costs or experience further disruption to comply with new or changing regulations in response to the pandemic. As we prioritize health and safety matters for our employees and customers, we have and expect to continue to incur additional costs and investments in supplies necessary to keep our employees and customers safe, such as face masks, hand sanitizer and cleaning supplies.

We have encountered labor inefficiencies as we adjust to new operating models to adapt to operating during the pandemic, particularly in the highly competitive market for labor as pandemic restrictions ease. We may be unable to replace employees as quickly as we need to fill positions in our stores, and we have experienced more difficulty in hiring skilled technicians than pre-pandemic. As pandemic restrictions continue to ease, there will also be increased risks to the health and safety of our employees and customers, particularly if there were to be one or more clusters of COVID-19 cases occurring at any of our stores or our corporate headquarters.

The overall magnitude of the COVID-19 pandemic, including the extent of its direct and indirect impact on our business, financial position, results of operations or liquidity is inherently uncertain due to the fluidity of the situation. Further, the ultimate impact of the COVID-19 pandemic depends on many factors that are not within our control, including, but not limited to: governmental, business and individuals' actions that have been and continue to be taken in response to the COVID-19 pandemic; the severity and duration of outbreaks of the virus; the effectiveness of vaccines; the impact of the COVID-19 pandemic and actions taken in response on global and regional economies, travel, and economic activity; the availability of federal, state, local or non-U.S. funding programs; general economic uncertainty in key global markets and financial market volatility, including as a result of the Russian invasion of Ukraine; global economic conditions and levels of economic growth; and the pace of recovery, particularly in our markets, as the COVID-19 pandemic subsides or pandemic restrictions ease. The pandemic could cause us to experience impairment of our goodwill and other financial assets, reduce demand for our products and services and other adverse impacts on our financial position, results of operations and cash flows. Sustained adverse effects may also prevent us from satisfying financial covenants in our credit agreement, which would prevent us from paying dividends.

We operate in the highly competitive automotive repair industry.

The automotive repair industry in which we operate is generally highly competitive and fragmented, and the number, size and strength of our competitors vary widely from region to region. We believe that competition in the industry is based primarily on customer service, reputation, store location, name awareness and price. Our primary competitors include national and regional undercar, tire specialty and general automotive service chains, both franchised and company-operated, car dealerships, mass merchandisers operating service centers and, to a lesser extent, gas stations, independent garages, and Internet tire sellers. Some of our competitors have greater financial resources, have access to more developed distribution networks, are more geographically diverse and have better name recognition than we do, which might place us at a competitive disadvantage to those competitors. Because we seek to offer competitive prices, if our competitors reduce prices, we may be forced to reduce our prices, which could have a material adverse effect on our business, financial condition, and results of operations. Further, our success within this industry also depends upon our ability to respond in a timely manner to changes in customer demands for both products and services. We cannot assure that we, or any of our stores, will be able to compete effectively. If we are unable to compete successfully in new and existing markets, we may not achieve our projected revenue and profitability targets.

Monro, Inc. 2022 Form 10-K	11

RISK FACTORS

We are subject to cycles in the general economy and customers’ use of vehicles and seasonality, which may impact demand for our products and services.

Our industry is influenced by the number of miles driven by automobile owners. Factors that may cause the number of miles driven by automobile owners to decrease include the weather, travel patterns, gas prices, trends toward remote work and fluctuations in the general economy. For example, because of the COVID-19 pandemic, there was a marked decrease in the number of miles driven by automobile owners due to the various stay-at-home orders across the regions in which we operate and a negative effect on the demand for our products and services. When the retail cost of gasoline increases, such as after the Russian invasion of Ukraine and the imposition of economic sanctions on Russia and companies affiliated with the Russian government, the number of miles driven by automobile owners may decrease, which could result in less frequent service intervals and fewer repairs. The number of vehicle miles driven may also decrease if consumers begin to rely more heavily on mass transportation.

Sales can decline in areas in which we operate because of warmer weather in winter months or severe weather, which can result in store closures. Although our business is not highly seasonal, our customers typically purchase more undercar services during the period of March through October than the period of November through February, when miles driven tend to be lower. Further, customers may defer or forego vehicle maintenance at any time during periods of inclement weather. Sales of tires are more heavily weighted in the months of May through August, and October through December. The slowest months are typically January through April and September. As a result, profitability is typically lower during slower sales months or months where mix is more heavily weighted toward tires, which is a lower margin category.

Any continued significant reduction in the number of miles driven by automobile owners will have a material adverse effect on our business and results of operations.

Our business is affected by advances in automotive technology.

The demand for our products and services could be adversely affected by continuing developments in automotive technology. Automotive manufacturers are producing cars that last longer and require service and maintenance at less frequent intervals in certain cases. Quality improvement of manufacturers’ original equipment parts has in the past reduced, and may in the future reduce, demand for our products and services, adversely affecting our sales. For example, manufacturers’ use of stainless-steel exhaust components has significantly increased the life of those parts, thereby decreasing the demand for exhaust repairs and replacements. Longer and more comprehensive warranty or service programs offered by automobile manufacturers and other third parties also could adversely affect the demand for our products and services. We believe that most new automobile owners have their cars serviced by a dealer during the period that the car is under warranty.

Advances in electric vehicle technology and production may adversely affect the demand for our services because electric vehicles do not have traditional engines, transmissions, and certain related parts. An increase in the proportion of electric vehicles sold could decrease our service-related revenue. In addition, advances in automotive technology continue to require us to incur additional costs to update our diagnostic capabilities and technical training programs. Changes in vehicle and powertrain technology and advances in accident-avoidance technology, electric vehicles, autonomous vehicles, and mobility could have a negative effect on our business, results of operations or investors’ perception of our business, any of which could have an adverse effect upon the price of our common stock.

Changes in economic conditions that impact consumer spending could harm our business.

The automotive repair industry and our financial performance are sensitive to changes in overall economic conditions that impact consumer spending, including inflation, economic volatility resulting from the COVID-19 pandemic and the war in Ukraine. Future economic conditions affecting consumer income such as employment levels, business conditions, interest rates, inflation and tax rates could reduce consumer spending or cause consumers to shift their spending to other products. Historic increases in inflation following the COVID-19 pandemic may cause consumers to be more sensitive to price changes and cause consumers to delay or forgo vehicle maintenance. During periods of good economic conditions, consumers may decide to purchase new vehicles rather than servicing their older vehicles. In addition, if automobile manufacturers offer lower pricing on new or leased cars, more consumers may purchase or lease new vehicles rather than servicing older vehicles. A general reduction in the level of consumer spending or shifts in consumer spending to other services could have a material adverse effect on our growth, sales, and profitability.

We depend on our relationships with our vendors for certain inventory.

We depend on close relationships with our vendors for parts, tires and supplies and for our ability to purchase products at competitive prices and terms. Our ability to purchase at competitive prices and terms results from the volume of our purchases from these vendors.

Monro, Inc. 2022 Form 10-K	12

RISK FACTORS

We entered into various contracts with parts suppliers that require us to buy from them (at market competitive prices) up to 100 percent of our annual purchases of specific products. These agreements expire at various dates.

If the transaction with American Tire Distributors closes, we will rely on American Tire Distributors for most of the tires we sell to our customers. If this supplier were to experience shortages and we are unable to purchase our desired volume of tires, our tire sales and ability to service our customers could suffer considerably.

We believe that alternative sources exist for most of the products we sell or use at our stores, and we would not expect the loss of any one supplier to have a material adverse effect on our business, financial condition, or results of operations. If any of our suppliers do not perform adequately or otherwise fail to distribute parts or other supplies to our stores, our inability to replace the suppliers in a timely manner and on acceptable terms could increase our costs and could cause shortages or interruptions that could have a material adverse effect on our business, financial condition, and results of operations.

Because we purchase products such as oil and tires, which are subject to cost variations related to commodity costs, if we cannot pass along cost increases, our profitability would be negatively impacted.

Our business may be negatively affected by the risks associated with vendor relationships and international trade.

We depend on several products (e.g. brake parts, tires, oil filters) produced in foreign markets. Any changes in U.S. trade policies, or uncertainty with respect to the future of U.S. trade policies, resulting in increased costs which we are not able to offset with pricing increases of our own could adversely affect our financial performance.

We also face other risks associated with the delivery of inventory originating outside the United States, including:

•potential economic and political instability in countries where our suppliers are located;

•increases in shipping costs;

•transportation delays and interruptions, including those occurring as a result of the COVID-19 pandemic or the war in Ukraine;

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

We currently rely on cash flow from operations and our revolving credit facility with eight banks (the “Credit Facility”) to fund our business. Amounts outstanding on the Credit Facility are reported as debt on our balance sheet. While we believe that we have the ability to sufficiently fund our planned operations and capital expenditures for the foreseeable future, various risks to our business could result in circumstances that would materially affect our liquidity. For example, cash flows from our operations could be affected by changes in consumer spending habits, the failure to maintain favorable vendor payment terms or our inability to successfully implement sales growth initiatives, among other factors. We may be unsuccessful in securing alternative financing when needed on terms that we consider acceptable.

Monro, Inc. 2022 Form 10-K	13

RISK FACTORS

As of March 26, 2022, there was $176.5 million outstanding under the Credit Facility. Any significant increase in our leverage could have the following risks:

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

We are subject to various federal, state, and local environmental laws, building and zoning requirements, employment and labor laws and other governmental regulations regarding the operation of our business. For example, we are subject to rules governing the handling, storage and disposal of hazardous substances contained in some of the products such as motor oil that we sell and use at our stores, the recycling of batteries, tires and used lubricants, and the ownership and operation of real property. These laws and regulations can impose fines and criminal sanctions for violations as well as require the installation of pollution control equipment or operational changes to decrease the likelihood of accidental hazardous substance releases. Accordingly, we could become subject to material liabilities relating to the investigation and cleanup of contaminated properties, and to claims alleging personal injury or property damage because of exposure to, or release of, hazardous substances. In addition, stricter interpretation of existing laws and regulations, new laws and regulations, the discovery of previously unknown contamination or the imposition of new or increased requirements could require us to incur costs or become the basis of new or increased liabilities that could have a material adverse effect on our business, financial condition, and results of operations.

National automotive repair chains have also been the subject of investigations and reports by consumer protection agencies and the Attorneys General of various states. Publicity in connection with these kinds of investigations could have an adverse effect on our sales and, consequently, our business, financial condition, and results of operations. State and local governments have also enacted numerous consumer protection laws with which we must comply.

The costs of operating our stores may increase if there are changes in laws governing minimum hourly wages, working conditions, overtime, workers’ compensation and health insurance rates, unemployment tax rates or other laws and regulations. We have experienced and expect further increases in payroll expenses because of federal, state, and local mandated increases in the minimum wage, inflation, and demand for workers in the current labor market. Our vendors are also subject to these factors, which may increase the prices we pay for their products. A material increase in these costs that we were unable to offset by increasing our prices or by other means could have a material adverse effect on our business, financial condition, and results of operations.

We are involved in litigation from time to time arising from the operation of our business and, as such, we could incur substantial judgments, fines, legal fees, or other costs.

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

Monro, Inc. 2022 Form 10-K	14

RISK FACTORS

Business interruptions may negatively impact our store operations, availability of products and/or the operability of our computer systems, which may have a material negative effect on our business and results of operations. A breach of our computer systems could damage our reputation and have a material adverse effect on our business and results of operations.

If any of our locations in a particular region are unexpectedly closed permanently or for a period of time, it could have a negative impact on our business. Such closures could occur because of circumstances out of our control, including war, acts of terrorism, global health crises, extreme weather conditions, including extreme weather events caused by climate change, and other natural disasters. Further, if our ability to obtain products and merchandise for use in our stores is impeded, it could have a negative impact on our business. Factors that could negatively affect our ability to obtain products and merchandise include the sudden inability to import goods into the United States for any reason and the curtailment or delay of commercial transportation. While we do maintain business interruption insurance, there is no guarantee that we will be able to use such insurance for any particular location closure or other interruption in operations.

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

The nature of our business involves the receipt and storage of personally identifiable data of our customers and employees. This type of data is subject to legislation and regulation in various jurisdictions. We have been subject to cyber-attacks in the past and we may suffer data security breaches arising from future attacks. We may currently be at a higher risk of a security breach due to the COVID-19 pandemic, the increased number of our employees who are working remotely, and cyber-attacks related to the Russian invasion of Ukraine. Data security breaches suffered by well-known companies and institutions have attracted a substantial amount of media attention, prompting state and federal legislative proposals addressing data privacy and security. We may become exposed to potential liabilities with respect to the data that we collect, manage and process, and may incur legal costs if our information security policies and procedures are not effective or if we are required to defend our methods of collection, processing, and storage of personal data. Future investigations, lawsuits or adverse publicity relating to our methods of handling personal data could adversely affect our business, results of operations, financial condition, and cash flows due to the costs and negative market reaction relating to such developments.

We may not have the resources or technical expertise to anticipate or prevent rapidly evolving types of cyber-attacks. Attacks have been targeted at us, our customers, or others who have entrusted us with information. Actual or anticipated attacks will cause us to incur increased costs, including costs to hire additional personnel, purchase additional protection technologies, train employees, and engage third-party experts and consultants. In addition, data and security breaches can also occur because of non-technical issues, including breach by us or by persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. Any compromise or breach of our security could result in violation of applicable privacy and other laws, significant legal and financial exposure, and a loss of confidence in our security measures, which could have a material adverse effect on our results of operations and our reputation.

Risks Related to our Strategic Initiatives

The proposed transaction with American Tire Distributors may not be consummated, and even if consummated, may not be successful.

There can be no assurance that the proposed transaction with American Tire Distributors will be consummated. The transaction is subject to the satisfaction or waiver of specific closing conditions, including the expiration or termination of the Hart-Scott-Rodino waiting period, receipt of a waiver from the Company’s credit facility lenders and other customary closing conditions. The failure to satisfy all of the required conditions could delay the completion of the transaction for a significant period of time or prevent them from occurring at all. There can be no assurance that these and other conditions to closing will be satisfied in a timely manner or at all. We are also subject to restrictions on our business while the transaction is pending, including by conducting the business only in the

Monro, Inc. 2022 Form 10-K	15

RISK FACTORS

ordinary course and conferring with American Tire Distributors regarding any material matters relating to the business. These restrictions may prevent us from pursuing attractive business opportunities or responding effectively to competitive pressures and industry developments that may arise prior to the completion of the pending transaction or otherwise adversely affect our ability to execute on our business strategy, which could adversely affect our business or financial condition. Our failure to consummate the transaction could result in negative publicity and a negative impression of our company. Further, any disruptions to our business resulting from the proposed transaction, including any adverse changes in our relationships with our employees and customers, could continue or accelerate in the event that the transaction is not completed. Also, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed transaction. Many of these fees and costs will be payable by us even if the proposed transaction is not completed and may relate to activities that we would not have undertaken in the absence of the transactions contemplated by the agreement with American Tire Distributors. Even if we complete the transaction with American Tire Distributors, we may not realize the expected benefits of the transaction. In changing the distribution system we have relied on in the past, we may disrupt our operations and cause delays in sourcing products for our customer or in completing services for them. While we believe we will experience cost savings because of this transaction, we may never realize those savings. Any of these risks could materially and adversely impact our ongoing business, financial condition, financial results, and stock price.

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

If our capital investments in remodeling existing or acquired stores, building new stores, and improving technology do not achieve appropriate returns, our competitive position, financial condition, and results of operations could be adversely affected.

Our business depends, in part, on our ability to remodel existing or acquired stores and build new stores in a manner that achieves appropriate returns on our capital investment. Pursuing the wrong remodel or new store opportunities and any delays, cost increases, disruptions or other uncertainties related to those opportunities could adversely affect our results of operations.

We are currently making, and expect to continue to make, investments in technology to improve customer experience and certain management systems. The effectiveness of these investments can be less predictable than remodeling stores and might not provide the anticipated benefits or desired rates of return.

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

Our goodwill is subject to an impairment test on an annual basis. Goodwill, other intangible assets, and long-lived assets are also tested whenever events and circumstances indicate that goodwill, other intangible assets and/or long-lived assets may be impaired. Any excess goodwill resulting from the impairment test must be written off in the period of determination. Intangible assets (other than goodwill and indefinite-lived intangible assets) and other long-lived assets are generally amortized or depreciated over the useful life of such assets. In addition, from time to time, we may acquire or make an investment in a business that will require us to record goodwill based on the purchase price and the fair value of assets acquired and liabilities assumed. We have significantly increased our goodwill because of our acquisitions. We may subsequently experience unforeseen issues with the businesses we acquire, which may adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of recoverability of the recorded goodwill and intangible assets. Future determinations of significant write-offs of goodwill, intangible assets, or other long-lived assets, because of an impairment test or any accelerated amortization or depreciation of other intangible assets or other long-lived assets, including those caused by the impact of the COVID-19 pandemic, could have a material negative impact on our results of operations and financial condition.

Monro, Inc. 2022 Form 10-K	16

RISK FACTORS

Planned store closings have resulted in acceleration of costs and future store closings could result in additional costs.

From time to time, in the ordinary course of our business, we close certain stores, generally based on considerations of store profitability, competition, strategic factors and other considerations. The economic impact of the COVID-19 pandemic may require us to close certain stores either temporarily or permanently. Closing a store could subject us to costs including the write-down of leasehold improvements, equipment, furniture, and fixtures. In addition, we could remain liable for future lease obligations.

Risks Related to Our Common Stock

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

The multi-class structure of our capital stock has the effect of concentrating power with holders of our Class C Convertible Preferred Stock, which severely limits the ability of our common shareholders to influence or direct the outcome of matters submitted to our shareholders for approval.

At least 60% of the shares of Class C Convertible Preferred Stock (the “Class C Preferred”) must vote as a separate class or unanimously consent to effect or validate any action taken by our common shareholders. Therefore, the Class C Preferred holders have an effective veto over all matters put to a vote of our common stock and could use that veto power to block any matter that the holders of common stock may approve. As of March 26, 2022, Peter J. Solomon, one of our directors, and members of his family beneficially own all of the outstanding shares of Class C Preferred. As a result, for the foreseeable future and unless the shares of Class C Preferred are converted into common stock, Mr. Solomon will be able to control matters requiring approval by our shareholders, including the election of members of our board of directors, the adoption of amendments to our certificate of incorporation, and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. Mr. Solomon may have interests that differ from our common shareholders and may vote in a way with which our other shareholders disagree or adverse to our shareholders’ interests. The concentration of voting control will limit or preclude our common shareholders’ ability to influence corporate matters for the foreseeable future and could have the effect of delaying, preventing, or deterring a change in control of our company, could deprive holders of our common stock of an opportunity to receive a premium for their shares as part of a sale of our company and could negatively affect the market price of our common stock. In addition, this concentration of voting power may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that our other shareholders or the Board of Directors may feel are in our best interest.

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

General Risk Factors

We rely on an adequate supply of skilled field personnel.

To continue to provide high quality services, we require an adequate supply of skilled field managers and technicians. Trained and experienced automotive field personnel are in high demand, and may be in short supply in some areas, a challenge that has been highlighted by the tight labor market following the easing of pandemic restrictions. We cannot assure that we will be able to attract, motivate and maintain an adequate skilled workforce necessary to operate our existing and future stores efficiently, or that labor expenses will not increase because of a shortage in the supply of skilled field personnel, thereby adversely impacting our financial performance. While the automotive repair industry generally operates with high field employee turnover, any material increases in

Monro, Inc. 2022 Form 10-K	17

RISK FACTORS

employee turnover rates in our stores, inability to recruit new employees or any widespread employee dissatisfaction could also have a material adverse effect on our business, financial condition, and results of operations.

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

We are subject to the short- and long-term risks of climate change.

In the short term, extreme weather conditions resulting from climate change could result in store closures, make it difficult for our teammates and customers to travel to our stores, and negatively impact customers’ disposable income, thereby reducing our sales. If we continually experience unseasonable weather, our forecasts of predicting customer behavior may prove incorrect and cause us to inefficiently allocate our resources, which could adversely impact our results of operations. In the long term, we are subject to the risk that our stores are physically located in areas that could be threatened by heat and extreme weather events that make those areas uninhabitable. We are also subject to transition risks, such as changes in energy prices, which could cause more customers to reduce overall miles driven, increase reliance on public transportation or ride sharing, or drive electric or alternative fuel vehicles, any of which could harm our profitability; prolonged climate-related events affecting macroeconomic conditions with related effects on consumer spending and confidence; stakeholder perception of our engagement in climate-related policies; and new regulatory requirements resulting in higher compliance risk and operational costs. The realization of any of these short- or long-term risks could materially adversely affect our financial condition.

Item 1B. Unresolved Staff Comments

None.

Monro, Inc. 2022 Form 10-K	18

PROPERTIES

Item 2. Properties

Company-operated Stores as of March 26, 2022	Stores	Company-operated Stores as of March 26, 2022	Stores
Arkansas	2	Minnesota	9
California	104	Missouri	26
Connecticut	35	Nevada	14
Delaware	6	New Hampshire	29
Florida	107	New Jersey	43
Georgia	13	New York	144
Idaho	4	North Carolina	56
Illinois	33	Ohio	142
Indiana	39	Pennsylvania	127
Iowa	14	Rhode Island	11
Kentucky	33	South Carolina	18
Louisiana	18	Tennessee	17
Maine	18	Vermont	7
Maryland	70	Virginia	70
Massachusetts	40	West Virginia	9
Michigan	31	Wisconsin	15
		Total	1,304

Company-operated Stores and Other Properties as of March 26, 2022		Distribution	Retread
	Stores	Centers	Facilities
Owned	329	2	1
Leased	914	9	2
Owned buildings on leased land	61	—	—
Total	1,304	11	3

Our policy is to situate new Company-operated stores in the best locations, without regard to the form of ownership required to develop the locations. In general, we lease store sites for a ten-year period with several renewal options (up to ten years). Giving effect to all renewal options, approximately 61 percent of the leases (599 stores) expire after March 2032. Certain leases provide for contingent rental payments if a percentage of annual gross sales exceed the base fixed rental amount. The highest contingent percentage rent of any lease is 7.5 percent, and no such lease has adversely affected profitability of the store subject thereto.

Our seven wholesale locations are situated within distribution centers that are leased.

We own our corporate headquarters building located in Rochester, New York, and we lease and own additional office space elsewhere in the U.S.

Monro, Inc. 2022 Form 10-K	19

LEGAL PROCEEDINGS & MINE SAFETY DISCLOSURES

Item 3. Legal Proceedings

From time to time we are a party to or otherwise involved in legal proceedings arising out of the normal course of business. We do not believe that such claims or lawsuits, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations. Legal matters are subject to inherent uncertainties and there exists the possibility that the ultimate resolution of one or more of these matters could have a material adverse impact on us and our financial condition and results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

Monro, Inc. 2022 Form 10-K	20

OTHER INFORMATION

PART II

Item 5. Market for the Company's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, par value $.01 per share, is traded on the Nasdaq Stock Market under the symbol "MNRO".

Holders of Record

As of May 13, 2022, our common stock was held by approximately 44 shareholders of record. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

Dividends

Dividends declared per share for 2022, 2021, and 2020 are disclosed in our Consolidated Statements of Changes in Shareholders’ Equity. The declaration of future dividends will be at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, compliance with charter and contractual restrictions, and such other factors as the Board of Directors deems relevant. We currently expect that comparable dividends will continue to be declared in the future. Under our Credit Facility, there are no restrictions on our ability to declare dividends as long as we are in compliance with the covenants in the Credit Facility. For additional information regarding our Credit Facility, see Note 7 to the Company’s consolidated financial statements.

Stock Performance Graph

	Fiscal Years Ended March
	2016	2018	2019	2020	2021	2022
Monro, Inc.	$100.00	$104.35	$170.41	$87.45	$133.48	$91.67
S&P Industrials Index	100.00	113.95	117.64	94.73	160.67	170.54
S&P Specialty Stores Index	100.00	86.40	126.08	101.39	164.64	190.36

The graph above compares the cumulative total shareholder return on our common stock for the last five fiscal years ended March with (1) the cumulative return on the S&P Industrials Index and (2) the cumulative return on the S&P Specialty Stores Index. The graph assumes the investment of $100 in Monro common stock, the S&P Industrials Index, and the S&P Specialty Stores Index and reinvestment of all dividends.

Item 6. [Reserved]

Monro, Inc. 2022 Form 10-K	21

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We continue to make strategic investments to support our operating and financial model designed to drive sustainable sales and profit growth. We have done this through our investment strategy focused on improving guest experience, enhancing customer-centric engagement, optimizing product and service offerings, and accelerating productivity and team engagement, as well as our growth strategy, including executing on accretive acquisition opportunities. During 2022, we:

•Invested significantly in our team, including incremental investment in our technician labor.

•Transformed 53 stores through rebranding and reimaging.

•Acquired 47 stores through acquisition.

Recent Developments

In May 2022, we entered into an agreement with American Tire Distributors, Inc. to sell to our wholesale tire operations and internal tire distribution operations for approximately $105 million in the aggregate. Of the $105 million purchase price, $65 million is expected to be paid at the expected closing date during the first quarter of fiscal 2023 and the remaining $40 million is expected to be paid as earnout payments after the closing. The earnout payments will be earned, on a per-tire basis, based on tires we will buy from American Tire Distributors pursuant to a distribution agreement that we expect to enter with American Tire Distributors at the closing date of the sale of assets.

We expect to enter into additional agreements with American Tire Distributors at or prior to the closing date, including (1) a distribution agreement, in which American Tire Distributors will agree to supply and sell tires to our retail locations; (2) a managed services agreement, in which American Tire Distributors will provide category management, ordering, dashboard, and inventory management services to us; and (3) an agreement relating to preferred data services to be provided to us by American Tire Distributors.

Financial Summary

2022 included the following notable items:

•Diluted earnings per common share (“EPS”) were $1.81.

•Adjusted diluted EPS, a non-GAAP measure, were $1.85.

•Sales increased 20.8 percent, driven by an increase in comparable store sales.

•Comparable store sales increased 15.2 percent from the prior year, driven primarily by an increase in average ticket amount and guest traffic.

•Operating income of $101.3 million was 40.2 percent higher than the prior year.

•Net income was $61.6 million.

•Adjusted net income, a non-GAAP measure, was $63.1 million.

Earnings Per Common Share			Percent Change
	2022	2021	2022/2021
Diluted EPS	$1.81	$1.01	79.2%
Adjustments	0.05	0.12
Adjusted diluted EPS	$1.85	$1.14	62.3%

Note: Amounts may not foot due to rounding.

Adjusted net income and adjusted diluted EPS, each of which is a measure not derived in accordance with generally accepted accounting principles in the U.S. (“GAAP”), exclude the impact of certain items. Management believes that adjusted net income and adjusted diluted EPS are useful in providing period-to-period comparisons of the results of our operations by excluding certain non-recurring items and items related to store impairment charges and closings, as well as Monro.Forward or acquisition initiatives. Reconciliations of these non-GAAP financial measures to GAAP measures are provided beginning on page 26 under “Non-GAAP Financial Measures.”

We define comparable store sales as sales for locations that have been opened or owned at least one full fiscal year. We believe this period is generally required for new store sales levels to begin to normalize. Management uses comparable store sales to assess the operating performance of the Company’s stores and believes the metric is useful to investors because our overall results are dependent

Monro, Inc. 2022 Form 10-K	22

MANAGEMENT’S DISCUSSION AND ANALYSIS

upon the results of our stores. Comparable sales measures vary across the retail industry. Therefore, our comparable store sales calculation is not necessarily comparable to similarly titled measures reported by other companies.

Impact of COVID-19

The full impact of the COVID-19 pandemic will depend on factors such as the length of time of the pandemic; how federal, state, and local governments are responding; the efficacy and distribution of the COVID-19 vaccines; the longer-term impact of the pandemic on the economy and consumer behavior; and the effect on our guests, teammates, vendors, and other partners.

During this time, we are focused on protecting the health and safety of our teammates and guests, while seeking to continue operating our business responsibly.

Although vaccine distribution has increased and more businesses are operating at levels similar to pre-pandemic capacity, we have experienced labor inefficiencies and a shortage of teammates in some of our store locations. If we are unable to fill enough teammate positions, we may be unable to earn as much revenue as if we were fully staffed. We have had to pay more for labor because our teammates continue working overtime to meet the surge in demand, which, along with an incremental investment we made in technician labor costs to support current and future sales growth amidst improving consumer demand trends, increased our technician labor costs as a percentage of sales and may decrease our gross profit and net income if not offset by other factors. Although we are experiencing unprecedented challenges during this pandemic, we continue our focus to remain as efficient as possible while still offering safe and high-quality service to our guests.

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

Analysis of Results of Operations

Summary of Operating Income			Percent Change
(thousands)	2022	2021	2022/2021
Sales	$1,359,328	$1,125,721	20.8%
Cost of sales, including distribution and occupancy costs	877,492	730,526	20.1
Gross profit	481,836	395,195	21.9
Operating, selling, general and administrative expenses	380,538	322,957	17.8
Operating income	$101,298	$72,238	40.2%

We have elected to omit discussion on the earliest of the three years covered by the consolidated financial statements presented. The discussion of our fiscal 2021 performance compared to our fiscal 2020 performance and our financial condition as of March 27, 2021 is incorporated herein by reference to Part II, Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in our Form 10-K for the fiscal year ended March 27, 2021, filed on May 26, 2021.

Sales

Sales include automotive undercar repair, tire replacement and tire related service sales, net of discounts, returns, etc., and revenue from the sale of warranty agreements and commissions earned from the delivery of tires. See Note 8 to the Company’s consolidated financial statements for additional information. We use comparable store sales to evaluate the performance of our existing stores by measuring the change in sales for a period over the comparable, prior-year period of equivalent length. There were 361 selling days in both 2022 and 2021.

Sales growth – from both comparable store sales and new stores – represents an important driver of our long-term profitability. We expect that comparable store sales growth will significantly impact our total sales growth. We believe that our ability to successfully differentiate our guests’ experience through a careful combination of merchandise assortment, price, convenience, and other factors will, over the long-term, drive both increasing guest traffic and the average ticket amount spent.

Monro, Inc. 2022 Form 10-K	23

MANAGEMENT’S DISCUSSION AND ANALYSIS

Sales
(thousands)	2022	2021
Sales	$1,359,328	$1,125,721
Dollar change compared to prior year	$233,607
Percentage change compared to prior year	20.8%

The sales increase was primarily due to an increase in comparable store sales from an increase in average ticket amount and guest traffic as comparable store sales growth increased across our product categories with higher growth in our tires, maintenance, and brakes categories. Additionally, there was an increase in sales from new stores. Partially offsetting these increases was a decrease in sales from closed stores. The following table shows the drivers of the change in sales between 2022 and 2021.

Sales Percentage Change	2022
Sales change	20.8%
Primary drivers of change in sales
Comparable stores sales	15.2%
New store sales (a)	6.2%
Closed store sales	(0.5)%

(a)Sales from 2022 and 2021 acquisitions represented 6.0 percent of the changes between 2022 and 2021.

As the COVID-19 pandemic has evolved, demand for automotive undercar repair services as well as replacement tires and tire related services continues to be volatile. During 2022, comparable store sales growth increased across our product categories with higher growth in our higher-margin brakes, alignment, and maintenance categories, as well as our tire category, each of which had experienced declines during 2021.

Comparable Store Product Category Sales Change	2022	2021
Tires	11%	(3)%
Maintenance	16%	(19)%
Brakes	29%	(24)%
Alignment	26%	(13)%
Front end/shocks	16%	(19)%
Exhaust	14%	(18)%

Sales by Product Category	2022	2021
Tires	53%	55%
Maintenance	24	24
Brakes	13	11
Steering (a)	8	8
Exhaust	2	2
Total	100%	100%

(a)Steering product category includes front end/shocks and alignment product category sales.

Change in Number of Stores	2022
Beginning store count	1,263
Opened (a)	48
Closed	(7)
Ending store count	1,304

(a)Includes 47 stores opened related to the 2022 acquisitions.

Monro, Inc. 2022 Form 10-K	24

MANAGEMENT’S DISCUSSION AND ANALYSIS

Cost of Sales and Gross Profit

Gross Profit
(thousands)	2022	2021
Gross profit	$481,836	$395,195
Percentage of sales	35.4%	35.1%
Dollar change compared to prior year	$86,641
Percentage change compared to prior year	21.9%

The increase in gross profit, as a percentage of sales, of 30 basis points (“bps”) for 2022, as compared to the prior year, was primarily due to a decrease in material costs, as a percentage of sales, because of a shift in sales mix from tires to our higher margin service categories. Additionally, through the use of our tire category and management pricing tool, we expanded our gross profit per tire from the prior year. We anticipate that expected inflationary impacts of higher material costs in the coming year will be offset by higher selling prices. The increase in gross profit, as a percentage of sales, was also partially due to a decrease in distribution and occupancy costs, as a percentage of sales, as we gained leverage on these largely fixed costs with higher overall comparable store sales. Partially offsetting these decreases was an increase in technician labor costs, which increased as a percentage of sales, as we made an incremental investment in technician labor to support current and future sales growth amidst improving consumer demand trends for our product and service categories and competitive pressure in the labor market for technicians. We expect to invest more in our teams in the coming year as we continue to build staffing to meet demand.

Gross Profit as a Percentage of Sales Change	2022
Gross profit change	30	bps
Drivers of change in gross profit as a percentage of sales
Material costs	150	bps
Distribution and occupancy costs	100	bps
Technician labor costs	(220)	bps

Operating, Selling, General and Administrative Expenses

Operating, Selling, General and Administrative Expenses
(thousands)	2022	2021
Operating, Selling, General and Administrative Expenses	$380,538	$322,957
Percentage of sales	28.0%	28.7%
Dollar change compared to prior year	$57,581
Percentage change compared to prior year	17.8%

The increase of $57.6 million in operating, selling, general and administrative (“OSG&A”) expenses from the prior year is primarily due to increased expenses from comparable stores, mainly store management compensation and operating expenses needed to match demand. However, we gained leverage with higher overall comparable store sales, which resulted in the decrease in OSG&A expenses, as a percentage of sales, from the prior year. The increase in OSG&A expenses for 2022 was also partially due to increased expenses from 48 new stores, as well as an increase in litigation settlement costs (mainly related to the Cerini matter described in Note 15 to the Company’s consolidated financial statements). Partially offsetting these increases were lower expenses for 2022 from seven stores closed compared to the prior year.

OSG&A Expenses Change
(thousands)	2022
OSG&A expenses change	$57,581
Drivers of change in OSG&A expenses
Increase from comparable stores	$38,600
Increase from new stores	$18,271
Increase in litigation settlement costs	$4,009
Decrease from closed stores	$(3,299)

Monro, Inc. 2022 Form 10-K	25

MANAGEMENT’S DISCUSSION AND ANALYSIS

Other Performance Factors

Net Interest Expense

Net interest expense of $24.6 million for 2022 decreased $3.6 million as compared to the prior year and decreased as a percentage of sales from 2.5 percent to 1.8 percent. Weighted average debt outstanding for 2022 decreased by approximately $100 million as compared to 2021. This decrease is primarily related to a decrease in debt outstanding under our Credit Facility. Partially offsetting this decrease was an increase in finance lease debt recorded in connection with the 2022 acquisitions. The weighted average interest rate increased approximately 10 basis points from the prior year.

Provision for Income Taxes

Our effective income tax rate was 20.3 percent for 2022 compared to 22.3 percent for 2021. The effective tax rate for 2022 and 2021 reflects an income tax benefit of $3.1 million and $0.5 million, respectively, due to the difference in statutory tax rates from a loss year to years in which such net operating loss may be carried back. See Note 9 to the Company’s consolidated financial statements for additional information.

Non-GAAP Financial Measures

In addition to reporting net income and diluted EPS, which are GAAP measures, this Form 10-K includes adjusted net income and adjusted diluted EPS, which are non-GAAP financial measures. We have included reconciliations to adjusted net income and adjusted diluted EPS from our most directly comparable GAAP measures, net income, and diluted EPS, below. Management views these non-GAAP financial measures as indicators to better assess comparability between periods because management believes these non-GAAP financial measures reflect our core business operations while excluding certain non-recurring items and items related to store impairment charges and closings, as well as Monro.Forward or acquisition initiatives.

These non-GAAP financial measures are not intended to represent, and should not be considered more meaningful than, or as an alternative to, their most directly comparable GAAP measures. These non-GAAP financial measures may be different from similarly titled non-GAAP financial measures used by other companies.

Adjusted net income is summarized as follows:

Reconciliation of Adjusted Net Income
(thousands)	2022	2021
Net income	$61,568	$34,319
Store impairment charge	759	144
Store closing costs	(437)	2,738
Monro.Forward initiative costs	689	2,243
Acquisition due diligence and integration costs	1,249	260
Management transition costs	59	614
Litigation settlement costs	3,759	(250)
Provision for income taxes on pre-tax adjustments	(1,465)	(1,351)
Income tax benefit related to net operating loss carryback	(3,119)	—
Adjusted net income	$63,062	$38,717

Monro, Inc. 2022 Form 10-K	26

MANAGEMENT’S DISCUSSION AND ANALYSIS

Adjusted diluted EPS is summarized as follows:

Reconciliation of Adjusted Diluted EPS	2022	2021
Diluted EPS	$1.81	$1.01
Store impairment charge (a)	0.02	0.00
Store closing costs	(0.01)	0.06
Monro.Forward initiative costs	0.02	0.05
Acquisition due diligence and integration costs	0.03	0.01
Management transition costs (a)	0.00	0.01
Litigation settlement costs	0.08	(0.01)
Income tax benefit related to net operating loss carryback	(0.09)	—
Adjusted diluted EPS	$1.85	$1.14

(a)Amounts, in the periods presented, may be too minor in amount, net of the impact from income taxes, to have an impact on the calculation of adjusted diluted EPS.

Note: The calculation of the impact of non-GAAP adjustments on diluted EPS is performed on each line independently. The table may not add down by +/- $0.01 due to rounding.

The income tax benefit related to net operating loss carryback adjustment to each of net income and diluted EPS is tax affected and reflects the difference in statutory tax rates from a loss year to years in which such net operating loss may be carried back, as finalized in 2022. The other adjustments to diluted EPS reflect adjusted effective tax rates of 24.1 percent and 23.5 percent for 2022 and 2021, respectively. These adjusted effective tax rates exclude the income tax impacts from share-based compensation and differences in statutory tax rates for net operating loss carrybacks. See adjustments from the Reconciliation of Adjusted Net Income table above for pre-tax amounts.

Analysis of Financial Condition

Liquidity and Capital Resources

Capital Allocation

We expect to continue to generate positive operating cash flow as we have done in each of the last three fiscal years. The cash we generate from our operations will allow us to continue to support business operations, including planned investment in additional staffing, invest in attractive acquisition opportunities intended to drive long-term sustainable growth, pay down debt, return cash to our shareholders through our dividend program and repurchase shares of our common stock under our common stock repurchase program.

In addition, because we believe a large portion of our future expenditures will be to fund our growth, through acquisition of retail stores and/or opening greenfield stores, we continually evaluate our cash needs and may decide it is best to fund the growth of our business through borrowings on our Credit Facility. Conversely, we may also periodically determine that it is in our best interests to voluntarily repay certain indebtedness early.

Material Cash Requirements

We enter into contractual obligations in the ordinary course of business that may require future cash payments. Such obligations include, but are not limited to, debt service, leasing arrangements, and other liabilities. The timing and nature of these obligations are expected to have an impact on our liquidity and capital requirements in future periods.

Monro, Inc. 2022 Form 10-K	27

MANAGEMENT’S DISCUSSION AND ANALYSIS

Contractual Obligations

Commitments Due by Period		Within	2 to	4 to	After
(thousands)	Total	1 Year	3 Years	5 Years	5 Years
Principal payments on long-term debt	$176,466		$176,466
Finance lease commitments/financing obligations (a)	499,808	$58,875	113,173	$101,901	$225,859
Operating lease commitments (a)	260,843	40,933	74,419	60,043	85,448
Accrued rent	815	720	36	25	34
Other liabilities	333	333	—	—	—
Total	$938,265	$100,861	$364,094	$161,969	$311,341

(a)Finance and operating lease commitments represent future undiscounted lease payments and include $103.5 million and $65.4 million, respectively, related to options to extend lease terms that are reasonably certain of being exercised.

Sources and Conditions of Liquidity

Our sources to fund our material cash requirements are predominantly cash from operations, availability under our Credit Facility, and cash and equivalents on hand.

Summary of Cash Flows

The following table presents a summary of our cash flows from operating, investing, and financing activities.

Summary of Cash Flows
(thousands)	2022	2021
Cash provided by operating activities	$173,759	$184,905
Cash used for investing activities	(109,801)	(66,260)
Cash used for financing activities	(85,970)	(434,161)
Decrease in cash and equivalents	(22,012)	(315,516)
Cash and equivalents at beginning of period	29,960	345,476
Cash and equivalents at end of period	$7,948	$29,960

Cash provided by operating activities

For 2022, cash provided by operating activities was $173.8 million, which consisted of net income of $61.6 million, adjusted by non-cash charges of $99.3 million and by a change in operating assets and liabilities of $12.8 million. The non-cash charges were largely driven by $81.2 million of depreciation and amortization. The change in operating assets and liabilities was largely due to our federal and state income taxes payable being a source of cash of $13.8 million due primarily to an income tax refund that was received.

For 2021, cash provided by operating activities was $184.9 million, which consisted of net income of $34.3 million, adjusted by non-cash charges of $90.2 million and by a change in operating assets and liabilities of $60.4 million. The non-cash charges were largely driven by $77.3 million of depreciation and amortization. The change in operating assets and liabilities was primarily due to accounts payable and accrued liabilities, net of vendor rebate receivables, being a source of cash of $37.2 million driven by timing of payments, as well as our inventory balance being a source of cash of $26.6 million due to decreased inventory purchases to adjust to lower demand.

Cash used for investing activities

For 2022, cash used for investing activities was $109.8 million. This was primarily due to cash used for acquisitions and capital expenditures, including property and equipment, of $83.3 million and $27.8 million, respectively. Included in the $83.3 million used for acquisitions was $0.8 million paid to the seller of the 2021 acquisition as the lease assignment for one store location was finalized during the period.

For 2021, cash used for investing activities was $66.3 million. This was primarily due to cash used for capital expenditures, including property and equipment, and acquisitions of $51.7 million and $17.2 million, respectively.

Monro, Inc. 2022 Form 10-K	28

MANAGEMENT’S DISCUSSION AND ANALYSIS

Cash used for financing activities

For 2022, cash used for financing activities was $86.0 million which was primarily due to payment of finance lease principal and dividends of $39.4 million and $34.7 million, respectively, as well as payment on our Credit Facility, net of amounts borrowed during the period, of $13.5 million.

For 2021, cash used for financing activities was $434.2 million which was primarily due to payment of amounts previously borrowed on our Credit Facility and finance lease principal of $376.4 million and $33.4 million, respectively, as well as payment of dividends of $29.8 million.

Credit Facility

Interest only is payable monthly throughout the term of our Credit Facility. The borrowing capacity for the Credit Facility of $600 million includes an accordion feature permitting us to request an increase in availability of up to an additional $250 million.

On June 11, 2020, we entered into a First Amendment to the Credit Facility (the “First Amendment”), which, among other things, amended the terms of certain of the financial and restrictive covenants in the credit agreement through the first quarter of 2022 to provide us with additional flexibility to operate our business. The First Amendment amended the interest rate charged on borrowings to be based on the greater of adjusted one-month LIBOR or 0.75 percent. For the period from June 30, 2020 to June 30, 2021, the minimum interest rate spread charged on borrowings was 225 basis points over LIBOR. Additionally, during the same period, we were permitted to declare, make, or pay any dividend or distribution up to $38.5 million in the aggregate and the acquisition of stores or other businesses up to $100 million in the aggregate were permitted if we were in compliance with the financial covenants and other restrictions in the First Amendment and Credit Facility. As of July 1, 2021, the ability of our Board of Directors to declare, make, or pay any dividend or distribution and our ability to acquire stores or other businesses is no longer restricted by the terms of the Credit Facility, as amended by the First Amendment. The Credit Facility requires fees payable quarterly throughout the term between 0.125 percent and 0.35 percent of the amount of the average net availability under the Credit Facility during the preceding quarter.

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

Within the Credit Facility, we have a sub-facility of $80 million available for the purpose of issuing standby letters of credit. The sub-facility requires fees aggregating 87.5 to 212.5 basis points annually of the face amount of each standby letter of credit, payable quarterly in arrears. There was a $29.6 million outstanding letter of credit at March 26, 2022.

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

We were in compliance with all debt covenants at March 26, 2022.

As of May 13, 2022, we had approximately $11.3 million in cash on hand. In addition, we had $430.4 million available under the Credit Facility as of May 13, 2022.

We believe that our sources of liquidity, namely cash flow from operations, availability under our Credit Facility, and cash and equivalents on hand, will continue to be adequate to meet our contractual obligations, working capital and capital expenditure needs, finance acquisitions, fund debt maturities, pay dividends and repurchase our common stock for at least the next 12 months and the foreseeable future.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP, which requires us to make estimates and apply judgments that affect the reported amounts. In Note 1 to the Company’s consolidated financial statements, we describe the significant accounting policies used in preparing the consolidated financial statements. Our management believes that the accounting estimates

Monro, Inc. 2022 Form 10-K	29

MANAGEMENT’S DISCUSSION AND ANALYSIS

listed below are those that are most critical to the portrayal of our financial condition and results of operations, and that require management’s most difficult, subjective, and complex judgments in estimating the effect of inherent uncertainties.

Business Combinations

We use the acquisition method in accounting for acquired businesses. Under the acquisition method, our financial statements reflect the operations of an acquired business starting from the completion of the acquisition. The assets acquired and liabilities assumed are recorded at their respective estimated fair values at the date of the acquisition. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. Significant judgment is often required in estimating the fair value of assets acquired, particularly the right of use (“ROU”) assets and intangible assets, including trade names, customer relationships, and reacquired franchise rights. ROU assets are recorded at the present value of remaining lease payments adjusted to reflect favorable or unfavorable market terms of the lease. As a result, in the case of significant acquisitions, we normally obtain the assistance of a third-party valuation specialist in estimating the value of the ROU assets as well as intangible assets. The fair value measurements are based on available historical information and on expectations and assumptions about the future, considering the perspective of marketplace participants. Favorable or unfavorable market terms used to value the ROU assets are estimated based on comparable market data. Fair values of acquired trade names are estimated using an income approach, specifically the relief-from-royalty method. Customer relationships are valued using the cost approach or an income approach such as the excess earnings method. Reacquired franchise rights are valued using the excess earnings method under an income approach. Assumptions utilized in the determination of fair value include forecasted sales, discount rates, royalty rates (trade names), and customer attrition rates (customer relationships). While we believe the expectations and assumptions about the future are reasonable, they are inherently uncertain. Unanticipated market or macroeconomic events and circumstances, like the COVID-19 pandemic, may occur, which could affect the accuracy or validity of the estimates and assumptions.

Carrying Values of Long-Lived Assets

We assess potential impairments to our long-lived assets, which include property and equipment and ROU assets, whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. Long-lived assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are independent of the cash flows of other groups of assets. If it is determined that the carrying amounts of such long-lived assets are not recoverable, the assets are written down to their estimated fair values. Fair value of the assets is determined based on the highest and best use of the asset group, considering external market participant assumptions. Since the determination of future cash flows is an estimate of future performance, there may be future impairments if future cash flows do not meet expectations.

Insurance Reserves

We maintain a high retention deductible plan with respect to workers’ compensation and general liability insurance claims (except for in Ohio in which we are self-insured) and are otherwise self-insured for employee medical insurance claims. To reduce our risk and better manage our overall loss exposure, we purchase stop-loss insurance that covers individual claims more than the deductible amounts, and caps total losses in a fiscal year. We maintain an accrual for the estimated cost to settle open claims as well as an estimate of the cost of claims that have been incurred but not reported. These estimates take into consideration the historical average claim volume, the average cost for settled claims, current trends in claim costs, changes in our business and workforce, and general economic factors. These accruals are reviewed on a quarterly basis. For more complex reserve calculations, such as workers’ compensation, we periodically use the services of an actuary to assist in determining the required reserve for open claims.

Income Taxes

We estimate our provision for income taxes, deferred tax assets and liabilities, income taxes payable, and unrecognized tax benefit liabilities based on several factors including, but not limited to, historical pre-tax operating income, future estimates of pre-tax operating income, tax planning strategies, differences between tax laws and accounting rules of various items of income and expense, statutory tax rates and credits, uncertain tax positions, and valuation allowances.

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

Monro, Inc. 2022 Form 10-K	30

MANAGEMENT’S DISCUSSION AND ANALYSIS

We measure and recognize the tax benefit from an uncertain tax position taken or expected to be taken on an income tax return based on the largest benefit that we determine is more likely than not of being realized upon settlement. We use significant judgment and estimates in evaluating our tax positions. Due to the complexity of some of these uncertain tax positions, the ultimate resolution may result in an actual tax liability that differs from our estimated tax liabilities for unrecognized tax benefits and our effective tax rate may be materially impacted. Income taxes are described further in Note 9 to the consolidated financial statements.

Accounting Standards

See “Recent Accounting Pronouncements” in Note 1 to the Company’s consolidated financial statements for a discussion of the impact of recently issued accounting standards on our consolidated financial statements as of March 26, 2022 and for the year then ended, as well as the expected impact on the consolidated financial statements for future periods.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from potential changes in interest rates. As of March 26, 2022, excluding finance leases and financing obligations, we had no debt financing at fixed interest rates, for which the fair value would be affected by changes in market interest rates. Our cash flow exposure on floating rate debt would result in annual interest expense fluctuations of approximately $1.8 million, based upon our debt position as of March 26, 2022, given a change in LIBOR of 100 basis points.

Debt financing had a carrying amount and a fair value of $176.5 million as of March 26, 2022, as compared to a carrying amount and a fair value of $190.0 million as of March 27, 2021.

Monro, Inc. 2022 Form 10-K	31

FINANCIAL STATEMENTS

INDEX

Item 8. Financial Statements and Supplementary Data

Monro, Inc. 2022 Form 10-K	32

FINANCIAL STATEMENTS

REPORTS

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 26, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on our assessment, management determined that the Company maintained effective internal control over financial reporting as of March 26, 2022.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, is appointed by the Company’s Audit Committee. PricewaterhouseCoopers LLP has audited the consolidated financial statements included in this Annual Report on Form 10-K and the effectiveness of the Company’s internal control over financial reporting as of March 26, 2022, and as a part of their integrated audit, has issued their report, included herein, on the effectiveness of the Company’s internal control over financial reporting.

/s/ Michael T. Broderick  /s/ Brian J. D’Ambrosia

Michael T. Broderick  Brian J. D’Ambrosia

Chief Executive Officer  Chief Financial Officer

(Principal Executive Officer) (Principal Financial Officer)

May 23, 2022

Monro, Inc. 2022 Form 10-K	33

FINANCIAL STATEMENTS

REPORTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Monro, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Monro, Inc. and its subsidiaries (the “Company”) as of March 26, 2022 and March 27, 2021, and the related consolidated statements of income and comprehensive income, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended March 26, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of March 26, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 26, 2022 and March 27, 2021, and the results of its operations and its cash flows for each of the three years in the period ended March 26, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 26, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Monro, Inc. 2022 Form 10-K	34

FINANCIAL STATEMENTS

REPORTS

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

Valuation of Certain Acquired Right of Use Assets

As described in Note 3 to the consolidated financial statements, the Company recorded $19 million of finance lease and financing obligation assets, net and $30 million of operating lease assets, net (collectively “right of use assets”) relating to business combinations completed during the year ended March 26, 2022. The right of use assets acquired are recorded at the present value of remaining lease payments adjusted to reflect favorable or unfavorable market terms of the lease. As disclosed by management, significant judgment is required in estimating the fair value of the right of use assets. Favorable or unfavorable market terms used to value the acquired right of use assets are estimated based on comparable market data.

The principal considerations for our determination that performing procedures relating to the valuation of certain acquired right of use assets is a critical audit matter are the significant judgment by management in estimating the fair value of certain of the right of use assets, using the favorable or unfavorable market terms and the comparable market data. This in turn led to a high degree of auditor judgment, effort, and subjectivity in performing procedures related to the favorable or unfavorable market terms used to value certain acquired right of use assets and the comparable market data. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls over the estimation of the value of the acquired right of use assets, including controls over the estimate of favorable or unfavorable market terms and the comparable market data. These procedures also included, among others, reading the purchase agreements; and for certain acquired right of use assets; (i) testing management’s process for estimating the value of the acquired right of use assets; and (ii) evaluating the appropriateness of the valuation method and testing the completeness and accuracy of the underlying data. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of the comparable market data for certain acquired right of use assets.

/s/ PricewaterhouseCoopers LLP

Rochester, New York

May 23, 2022

We have served as the Company’s auditor since at least 1984. We have not been able to determine the specific year we began serving as auditor of the Company.

Monro, Inc. 2022 Form 10-K	35

FINANCIAL STATEMENTS

Consolidated Balance Sheets

(thousands, except footnotes)	March 26, 2022	March 27, 2021
Assets
Current assets
Cash and equivalents	$7,948	$29,960
Accounts receivable	14,797	15,324
Federal and state income taxes receivable	—	10,844
Inventories	166,271	162,282
Other current assets	56,486	48,115
Total current assets	245,502	266,525
Property and equipment, net	315,193	327,063
Finance lease and financing obligation assets, net	268,406	275,360
Operating lease assets, net	213,588	203,329
Goodwill	776,714	689,524
Intangible assets, net	26,682	26,068
Other non-current assets	20,174	18,332
Long-term deferred income tax assets	5,153	5,613
Total assets	$1,871,412	$1,811,814
Liabilities and shareholders' equity
Current liabilities
Current portion of finance leases and financing obligations	$42,092	$37,803
Current portion of operating lease liabilities	34,692	30,903
Accounts payable	131,989	112,378
Federal and state income taxes payable	2,921	—
Accrued payroll, payroll taxes and other payroll benefits	18,540	20,842
Accrued insurance	49,391	49,681
Deferred revenue	14,153	11,956
Other current liabilities	28,186	27,053
Total current liabilities	321,964	290,616
Long-term debt	176,466	190,000
Long-term finance leases and financing obligations	357,475	366,330
Long-term operating lease liabilities	192,637	177,724
Other long-term liabilities	10,821	16,649
Long-term deferred income tax liabilities	28,560	19,783
Long-term income taxes payable	583	1,028
Total liabilities	1,088,506	1,062,130
Commitments and contingencies – Note 15
Shareholders' equity
Class C Convertible Preferred stock	29	29
Common stock	399	398
Treasury stock	(108,729)	(108,729)
Additional paid-in capital	244,577	238,244
Accumulated other comprehensive loss	(4,494)	(4,619)
Retained earnings	651,124	624,361
Total shareholders' equity	782,906	749,684
Total liabilities and shareholders' equity	$1,871,412	$1,811,814

Class C Convertible Preferred stock Authorized 150,000 shares, $1.50 par value, $0.064 conversion value: 19,664 shares issued and outstanding

Common stock Authorized 65,000,000 shares, $0.01 par value; 39,906,561 shares issued as of March 26, 2022 and 39,848,093 shares issued at March 27, 2021

Treasury stock 6,359,871 shares, at cost

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. 2022 Form 10-K	36

FINANCIAL STATEMENTS

Consolidated Statements of Income and Comprehensive Income

(thousands, except per share data)	2022	2021	2020
Sales	$1,359,328	$1,125,721	$1,256,524
Cost of sales, including distribution and occupancy costs	877,492	730,526	779,866
Gross profit	481,836	395,195	476,658
Operating, selling, general and administrative expenses	380,538	322,957	374,956
Operating income	101,298	72,238	101,702
Interest expense, net of interest income	24,631	28,235	28,213
Other income, net	(618)	(188)	(785)
Income before income taxes	77,285	44,191	74,274
Provision for income taxes	15,717	9,872	16,250
Net income	$61,568	$34,319	$58,024
Other comprehensive income (loss)
Changes in pension, net	125	2,270	(2,353)
Other comprehensive income (loss)	125	2,270	(2,353)
Comprehensive income	$61,693	$36,589	$55,671
Earnings per share
Basic	$1.82	$1.02	$1.73
Diluted	$1.81	$1.01	$1.71
Weighted average common shares outstanding
Basic	33,527	33,329	33,246
Diluted	34,038	33,876	33,953

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. 2022 Form 10-K	37

FINANCIAL STATEMENTS

Consolidated Statements of Changes in Shareholders’ Equity

	Class C							Accumulated
	Convertible						Additional	Other
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Comprehensive	Retained	Total
(thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at March 30, 2019	22	$33	39,511	$395	6,360	$(108,729)	$220,173	$(4,536)	$592,174	$699,510
Cumulative effect of accounting change									(582)	(582)
Net income									58,024	58,024
Other comprehensive loss
Pension liability adjustment								(2,353)		(2,353)
Dividends declared
Preferred									(449)	(449)
Common									(29,266)	(29,266)
Dividend payable									(46)	(46)
Stock options and restricted stock			134	1			5,788			5,789
Share-based compensation							3,813			3,813
Balance at March 28, 2020	22	$33	39,645	$396	6,360	$(108,729)	$229,774	$(6,889)	$619,855	$734,440
Net income									34,319	34,319
Other comprehensive income
Pension liability adjustment								2,270		2,270
Dividends declared
Preferred									(438)	(438)
Common									(29,344)	(29,344)
Dividend payable									(31)	(31)
Conversion of Class C Preferred stock	(2)	(4)	50	1			3			—
Stock options and restricted stock			153	1			6,076			6,077
Share-based compensation							2,391			2,391
Balance at March 27, 2021	20	$29	39,848	$398	6,360	$(108,729)	$238,244	$(4,619)	$624,361	$749,684
Net income									61,568	61,568
Other comprehensive income
Pension liability adjustment								125		125
Dividends declared
Preferred									(469)	(469)
Common									(34,205)	(34,205)
Dividend payable									(131)	(131)
Stock options and restricted stock			59	1			2,003			2,004
Share-based compensation							4,330			4,330
Balance at March 26, 2022	20	$29	39,907	$399	6,360	$(108,729)	$244,577	$(4,494)	$651,124	$782,906

We declared $1.02, $0.88 and $0.88 dividends per common share or equivalent for the years ended March 26, 2022, March 27, 2021 and March 28, 2020, respectively.

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. 2022 Form 10-K	38

FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows

(thousands)	2022	2021	2020
Operating activities
Net income	$61,568	$34,319	$58,024
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	81,169	77,304	64,986
Share-based compensation expense	4,330	2,391	3,813
Gain on disposal of assets	(932)	(491)	(257)
Impairment of long-lived assets	759	144	6,579
Deferred income tax expense	14,019	10,854	11,473
Change in operating assets and liabilities (excluding acquisitions)
Accounts receivable	527	(814)	107
Inventories	(2,390)	26,570	(11,841)
Other current assets	(6,679)	(7,406)	5,379
Other non-current assets	31,115	33,303	24,968
Accounts payable	19,611	12,874	(4,090)
Accrued expenses	(3,984)	21,355	(3,871)
Federal and state income taxes payable	13,765	(2,788)	(2,470)
Other long-term liabilities	(38,674)	(22,326)	(31,100)
Long-term income taxes payable	(445)	(384)	(371)
Cash provided by operating activities	173,759	184,905	121,329
Investing activities
Capital expenditures	(27,830)	(51,725)	(55,918)
Acquisitions, net of cash acquired	(83,333)	(17,154)	(104,436)
Proceeds from the disposal of assets	1,240	659	967
Other	122	1,960	576
Cash used for investing activities	(109,801)	(66,260)	(158,811)
Financing activities
Proceeds from borrowings	166,276	—	814,181
Principal payments on long-term debt, finance leases and financing obligations	(219,219)	(409,783)	(412,725)
Exercise of stock options	2,144	6,278	6,171
Dividends paid	(34,674)	(29,782)	(29,715)
Deferred financing costs	(497)	(874)	(1,168)
Cash (used for) provided by financing activities	(85,970)	(434,161)	376,744
(Decrease) increase in cash and equivalents	(22,012)	(315,516)	339,262
Cash and equivalents at beginning of period	29,960	345,476	6,214
Cash and equivalents at end of period	$7,948	$29,960	$345,476
Supplemental information
Interest paid, net	$24,312	$26,376	$27,250
Income taxes paid, net of (refund)	(11,611)	2,334	12,745
Leased assets obtained in exchange for new finance lease liabilities	8,833	104,165	64,393
Leased assets obtained in exchange for new operating lease liabilities	12,401	24,409	6,980

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. 2022 Form 10-K	39

FINANCIAL STATEMENTS

NOTES

Note 1 – Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of business

Monro, Inc. and its direct and indirect subsidiaries (together, “Monro”, the “Company”, “we”, “us”, or “our”), are engaged principally in providing automotive undercar repair and tire replacement sales and tire related services in the United States. Monro had 1,304 Company-operated retail stores located in 32 states and 79 Car-X franchised locations as of March 26, 2022.

A certain number of our retail locations also service commercial customers. Our locations that serve commercial customers generally operate consistently with our other retail locations, except that the sales mix for these locations includes a higher number of commercial tires.

As of March 26, 2022, Monro had seven wholesale locations and three retread facilities. The wholesale locations, in most cases, sell tires to customers for resale, although these tire sales do not include installation or other tire related services. The retread facilities re-manufacture tires through the replacement of tread on worn tires that are later sold to customers.

Monro’s operations are organized and managed in one operating segment. The internal management financial reporting that is the basis for evaluation to assess performance and allocate resources by our chief operating decision maker consists of consolidated data that includes the results of our retail, commercial, and wholesale locations. As such, our one operating segment reflects how our operations are managed, how resources are allocated, how operating performance is evaluated by senior management, and the structure of our internal financial reporting.

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

Fiscal year

We operate on a 52/53-week fiscal year ending on the last Saturday in March. Fiscal years 2022, 2021 and 2020 each contained 52 weeks. Unless specifically indicated otherwise, any references to “2022” or “fiscal 2022,” “2021” or “fiscal 2021,” and “2020” or “fiscal 2020” relate to the years ended March 26, 2022, March 27, 2021, and March 28, 2020, respectively.

Misclassification

We identified a misclassification related to certain operating lease activity between changes in other current assets and other non-current assets on our Consolidated Statement of Cash Flows for 2021. The impact of the correction of the misclassification to the Consolidated Statement of Cash Flows for 2021 was a decrease to changes in other current assets of $30.0 million and an offsetting increase to changes in other non-current assets. Cash provided by operating activities was unchanged. There was no impact to our Consolidated Balance Sheet, Consolidated Statement of Income and Comprehensive Income, or Consolidated Statement of Changes in Shareholders’ Equity for 2021. We evaluated the misclassification both quantitatively and qualitatively and determined the correction of this misclassification to be immaterial to all prior consolidated financial statements taken as a whole.

Recent accounting pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance intended to simplify the accounting for income taxes. The new guidance removes certain exceptions to the general principles in Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes,” and amends existing guidance to improve consistent application. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2020. We adopted this guidance during the first quarter of fiscal 2022. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Monro, Inc. 2022 Form 10-K	40

FINANCIAL STATEMENTS

NOTES

Other recent authoritative guidance issued by the FASB (including technical corrections to the ASC) and the Securities and Exchange Commission (“SEC”) did not or are not expected to have a material effect on Monro’s consolidated financial statements.

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

Inventories

Our inventories, which consist of automotive parts and oil as well as tires, are valued at the lower of weighted average cost and net realizable value.

Property and equipment, net

Property and equipment, net is stated at historical cost less accumulated depreciation. Property and equipment are depreciated using the straight-line method over estimated useful lives. Leasehold improvements are depreciated over the shorter of their estimated useful lives or the related lease terms. When assets are disposed of, the resulting gain or loss is recognized in operating, selling, general and administrative (“OSG&A”) expense on the Consolidated Statement of Income and Comprehensive Income. Expenditures for maintenance and repairs are expensed as incurred.

Estimated Useful Lives	Life (Years)
Buildings and improvements	5 - 39
Equipment, signage, and fixtures	3 - 15
Vehicles	5 - 10

Valuation of long-lived assets

We assess potential impairments to our long-lived assets, which include property and equipment and right-of-use (“ROU”) assets, whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. Long-lived assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are independent of the cash flows of other groups of assets. If it is determined that the carrying amounts of such long-lived assets are not recoverable, the assets are written down to their estimated fair values. Fair value of the assets is determined based on the highest and best use of the asset group, considering external market participant assumptions. Since the determination of future cash flows is an estimate of future performance, there may be future impairments if future cash flows do not meet expectations.

No material impairment charges were recorded during 2022 or 2021.

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

Monro, Inc. 2022 Form 10-K	41

FINANCIAL STATEMENTS

NOTES

Lease term is defined as the non-cancelable period of the lease plus any option to extend the lease when it is reasonably certain that it will be exercised. For leases with an initial term of 12 months or less, no ROU assets or lease obligations are recorded on the balance sheet, and we recognize short-term lease expense for these leases on a straight-line basis over the lease term.

Certain of our lease agreements include rental payments based on a percentage of retail sales over specified levels and others include rental payments adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. For most classes of underlying assets, we have elected to separate lease from non-lease components. We have elected to combine lease and non-lease components for certain classes of equipment. We generally sublease excess space to third parties.

Operating lease expense is recognized on a straight-line basis over the lease term and is included in cost of sales, including distribution and occupancy costs (“cost of sales”) or OSG&A expense. Amortization expense for finance leases is recognized on a straight-line basis over the lease term and is included in cost of sales or OSG&A expense. Interest expense for finance leases is recognized using the effective interest method, and is included in interest expense, net of interest income. Variable payments, short-term rentals and payments associated with non-lease components are expensed as incurred.

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

We have one reporting unit which encompasses all operations including new acquisitions. In performing our annual goodwill impairment test, we perform a qualitative assessment to determine if it is more likely than not that the fair value is less than the carrying value of goodwill. The qualitative assessment includes a review of business changes, economic outlook, financial trends and forecasts, growth rates, industry data, market capitalization, and other relevant qualitative factors. If the qualitative factors indicate a potential impairment, we compare the fair value of our reporting unit to the carrying value of our reporting unit. If the fair value is less than its carrying value, an impairment charge is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill. As a result of our annual qualitative assessment performed in the third quarter of 2022, we determined that it is not more likely than not that the fair value is less than the carrying value. No impairment was recorded in 2022, 2021 and 2020.

Our intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses and are amortized over their estimated useful lives. All intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that an impairment may exist. If such indicators are present, it is determined whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying values. Based on our review as of March 26, 2022, we concluded that the carrying values of our intangible assets were not impaired. No impairment was recorded in 2021 or 2020.

A deterioration of macroeconomic conditions may not only negatively impact the estimated operating cash flows used in our cash flow models but may also negatively impact other assumptions used in our analyses, including, but not limited to, the estimated cost of capital and/or discount rates. Additionally, we are required to ensure that assumptions used to determine fair value in our analyses are consistent with the assumptions a hypothetical marketplace participant would use. As a result, the cost of capital and/or discount rates used in our analyses may increase or decrease based on market conditions and trends, regardless of whether our actual cost of capital has changed. Therefore, we may recognize an impairment of an intangible asset or assets even though realized actual cash flows are approximately equal to or greater than our previously forecasted amounts.

Insurance reserves

We maintain a high retention deductible plan with respect to workers’ compensation and general liability insurance claims (except for in Ohio in which we are self-insured) and are otherwise self-insured for employee medical claims. To reduce our risk and better manage our overall loss exposure, we purchase stop-loss insurance that covers individual claims more than the deductible amounts, and caps total losses in a fiscal year. We maintain an accrual for the estimated cost to settle open claims as well as an estimate of the cost of claims that have been incurred but not reported. These estimates take into consideration the historical average claim volume,

Monro, Inc. 2022 Form 10-K	42

FINANCIAL STATEMENTS

NOTES

the average cost for settled claims, current trends in claim costs, changes in our business and workforce, and general economic factors. These accruals are reviewed on a quarterly basis. For more complex reserve calculations, such as workers’ compensation, we periodically use the services of an actuary to assist in determining the required reserve for open claims.

Warranty

We provide an accrual for estimated future warranty costs for parts that we install based upon the historical relationship of warranty costs to sales. Warranty expense related to all product warranties for the fiscal years ended March 2022, 2021, and 2020 was not material to our financial position or results of operations. See Note 8 for additional information on tire road hazard warranty agreements.

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

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) to provide certain relief because of the COVID-19 pandemic. The CARES Act provides tax relief, along with other stimulus measures, including an employer deferral of the deposit of the employer’s share of social security taxes during the period beginning March 27, 2020 and ending December 31, 2020. We deferred the employer paid portion of social security taxes as permitted by the CARES Act during fiscal 2021 and paid these deposits in full during fiscal 2022 prior to their applicable due dates.

Treasury stock

Treasury stock is accounted for using the par value method.

Share-based compensation

We provide share-based compensation through non-qualified stock options, restricted stock awards, and restricted stock units. We measure compensation cost arising from the grant of share-based payments to an employee at fair value and recognize such cost in income over the period during which the employee is required to provide service in exchange for the award, usually the vesting period. The fair value of each option award is estimated on the date of grant primarily using the Black-Scholes option valuation model. The assumptions used to estimate fair value require judgment and are subject to change in the future due to factors such as employee exercise behavior, stock price trends, and changes to type or provisions of share-based awards. Any material change in one or more of these assumptions could have an impact on the estimated fair value of a future award.

Monro, Inc. 2022 Form 10-K	43

FINANCIAL STATEMENTS

NOTES

Black-Scholes Valuation Model Assumptions
(weighted average)	2022	2021	2020
Risk-free interest rate (a)	0.61%	0.27%	1.85%
Expected term (years) (b)	4	4	4
Expected volatility (c)	34.9%	33.3%	30.4%
Dividend yield (d)	1.78%	1.60%	1.12%

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

Earnings per common share

Basic earnings per common share amounts are calculated by dividing income available to common shareholders, after deducting preferred stock dividends, by the weighted average number of shares of common stock outstanding. Diluted earnings per common share amounts are calculated by dividing net income by the weighted average number of shares of common stock outstanding adjusted to give effect to potentially dilutive securities.

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

Prepaid advertising at March 26, 2022 and March 27, 2021 was not material to these financial statements.

Vendor rebates

We receive vendor support in the form of allowances through a variety of vendor-sponsored programs, such as volume rebates, promotions, and advertising allowances, referred to as “vendor rebates”. Vendor rebates are recorded as a reduction of cost of sales.

We establish a receivable for vendor rebates that are earned but not yet received. Based on purchase data and the terms of the applicable vendor-sponsored programs, we estimate the amount earned. Most of the year-end vendor rebates receivable is collected within the following first quarter. See Note 4 for additional information.

Note 2 – Impact of the COVID-19 Pandemic

The COVID-19 pandemic has been a highly disruptive economic and societal event that has affected our business and has a significant impact on consumer behavior. To date, our retail stores, wholesale locations, and other facilities have remained open as an essential business. To serve our customers while also providing for the safety of employees, we have adapted certain aspects of the business. Throughout the pandemic, we have monitored the rapidly evolving situation and will continue to adapt our operations to (i) address federal, state, and local standards, (ii) meet the demand of customers, and (iii) implement standards that we believe to be in the best interests of the safety and well-being of our employees and customers.

Monro, Inc. 2022 Form 10-K	44

FINANCIAL STATEMENTS

NOTES

The full impact of the COVID-19 pandemic will depend on factors such as the length of time of the pandemic; how federal, state, and local governments are responding; the efficacy of the COVID-19 vaccines; the longer-term impact of the pandemic on the economy and consumer behavior; and the effect on our customers, employees, vendors, and other partners.

Note 3 – Acquisitions

Monro’s acquisitions are strategic moves in our plan to fill in and expand our presence in our existing and contiguous markets, expand into new markets and leverage fixed operating costs such as distribution, advertising, and administration. Acquisitions in this footnote include acquisitions of five or more locations as well as acquisitions of one to four locations that are part of our greenfield store growth strategy.

2022

During 2022, we acquired the following businesses for an aggregate purchase price of $83.1 million. The acquisitions were financed through our Credit Facility, as defined in Note 7. The results of operations for these acquisitions are included in our financial results from the respective acquisition dates.

•On December 5, 2021, we acquired 11 retail tire and automotive repair stores operating as Car-X franchise locations in Iowa from KR Jones Enterprises, Inc. These stores will operate under the Car-X name.

•On November 14, 2021, we acquired three retail tire and automotive repair stores located in California from Bud’s Tire and Wheel, Inc. These stores will operate under the Tire Choice name.

•On November 14, 2021, we acquired two retail tire and automotive repair stores located in California from Eagle Auto & Tire, Inc. These stores will operate under the Mountain View Tire & Service name.

•On November 14, 2021, we acquired one retail tire and automotive repair store located in California from Golden Reflections. This store will operate under the Mountain View Tire & Service name.

•On April 25, 2021, we acquired 30 retail tire and automotive repair stores located in California from Mountain View Tire & Service, Inc. These stores operate under the Mountain View Tire & Service name.

The acquisitions resulted in goodwill related to, among other things, growth opportunities, synergies and economies of scale expected from combining the businesses with ours, as well as unidentifiable intangible assets. All of the goodwill is expected to be deductible for tax purposes.

We expensed all costs related to the acquisitions during 2022. The total costs related to the completed acquisitions were $0.7 million and these costs are included in the Consolidated Statement of Income and Comprehensive Income primarily under OSG&A expenses.

Sales and net income related to the completed acquisitions totaled $51.7 million and $3.4 million, respectively for the period from acquisition date through March 26, 2022. The net income of $3.4 million includes an allocation of certain traditional corporate related items, including vendor rebates, interest expense, and income taxes.

Supplemental pro forma information for the current or prior reporting periods has not been presented due to the impracticability of obtaining detailed, accurate or reliable data for the periods the acquired entities were not owned by Monro.

We accounted for each 2022 acquisition as a business combination using the acquisition method of accounting in accordance with the FASB ASC Topic 805, “Business Combinations.” The acquired assets and liabilities assumed were recorded at their acquisition-date fair values and were consolidated with those of the Company as of the acquisition date. The acquisition-date fair values were assigned based on preliminary valuations and estimates, and the consideration transferred and net liabilities assumed were recorded as goodwill.

Monro, Inc. 2022 Form 10-K	45

FINANCIAL STATEMENTS

NOTES

2022 Acquisition-date Fair Values Assigned
(thousands)
Inventories	$1,298
Other current assets	424
Property and equipment	3,536
Finance lease and financing obligation assets	19,228
Operating lease assets	30,461
Intangible assets	4,820
Other non-current assets	79
Long-term deferred income tax assets	4,818
Total assets acquired	64,664
Current portion of finance leases and financing obligations	1,832
Current portion of operating lease liabilities	3,058
Deferred revenue	1,261
Other current liabilities	273
Long-term finance leases and financing obligations	26,061
Long-term operating lease liabilities	35,304
Other long-term liabilities	1,043
Total liabilities assumed	68,832
Total net identifiable liabilities assumed	$(4,168)
Total consideration transferred	$83,109
Less: total net identifiable liabilities assumed	(4,168)
Goodwill	$87,277

The total consideration of $83.1 million is comprised of $81.7 million in cash and $1.4 million of payables to certain sellers, of which $1.1 million is due upon finalization of certain lease assignment terms for one store location.

We have recorded $4.8 million to amortizable intangible assets, including customer lists, a trade name, and reacquired franchise rights, with a weighted average amortizable period of approximately eight years. We have recorded acquired ROU assets at the present value of remaining lease payments adjusted to reflect favorable or unfavorable market terms of the lease.

We continue to refine the valuation data and estimates primarily related to inventory, warranty reserves, intangible assets, real property leases, and certain liabilities for the 2022 acquisitions and expect to complete the valuations no later than the first anniversary date of the acquisition. We anticipate that adjustments will continue to be made to the fair values of identifiable assets acquired and liabilities assumed, and those adjustments may or may not be material.

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

The acquisition resulted in goodwill related to, among other things, growth opportunities, synergies, and economies of scale expected from combining the business with ours, as well as unidentifiable intangible assets. All of the goodwill is expected to be deductible for tax purposes.

We expensed all costs related to the acquisition during 2021. The total costs related to the completed acquisition were $0.3 million and these costs are included in the Consolidated Statement of Income and Comprehensive Income primarily under OSG&A expense.

Sales and net income related to the 2021 acquisition totaled $5.8 million and $0.1 million, respectively, for the period from acquisition date through March 27, 2021. The net income of $0.1 million includes an allocation of certain traditional corporate related items, including vendor rebates, interest expense, and the benefit from income taxes.

Supplemental pro forma information for the current or prior reporting periods has not been presented due to the impracticability of obtaining detailed, accurate or reliable data for the periods the acquired entity was not owned by Monro.

Monro, Inc. 2022 Form 10-K	46

FINANCIAL STATEMENTS

NOTES

We accounted for the 2021 acquisition as a business combination using the acquisition method of accounting and we finalized the purchase accounting related to the 2021 acquisition during 2022. As a result of the updated purchase price allocation for the 2021 acquisition, certain of the fair value amounts previously estimated were adjusted during the measurement period. These measurement period adjustments resulted from updated valuation reports and appraisals received from our external valuation specialists, as well as revisions to internal estimates. The measurement period adjustments were not material to the Consolidated Balance Sheet as of March 26, 2022 and March 27, 2021 and the Consolidated Statement of Income and Comprehensive Income for 2022 and 2021.

The acquired assets and liabilities assumed were recorded at their assigned acquisition-date fair values and were consolidated with those of the Company as of the acquisition date. The consideration transferred and net liabilities assumed were recorded as goodwill.

2021 Acquisition-date Fair Values Assigned
(thousands)
Inventory	$1,017
Other current assets	172
Property and equipment	796
Finance lease and financing obligation assets	5,089
Operating lease assets	8,980
Intangible asset	418
Other non-current assets	1,336
Long-term deferred income tax assets	31
Total assets acquired	17,839
Current portion of finance leases and financing obligations	748
Current portion of operating lease liabilities	976
Deferred revenue	697
Other current liabilities	4
Long-term finance leases and financing obligations	7,911
Long-term operating lease liabilities	7,433
Other long-term liabilities	548
Total liabilities assumed	18,317
Total net identifiable liabilities assumed	$(478)
Total consideration transferred	$17,112
Less: total net identifiable liabilities assumed	(478)
Goodwill	$17,590

We have recorded a customer list intangible asset with a useful life of seven years at its estimated fair value of approximately $0.4 million. We have recorded acquired ROU assets at the present value of remaining lease payments adjusted to reflect favorable or unfavorable market terms of the lease.

During 2022, we paid $0.8 million to the seller of the 2021 acquisition as the lease assignment for one store location was finalized during the year.

Note 4 – Other Current Assets

Other Current Assets
(thousands)	March 26, 2022	March 27, 2021
Prepaid assets	$22,517	$17,068
Vendor rebates receivable	17,932	15,068
Other	16,037	15,979
Total	$56,486	$48,115

Monro, Inc. 2022 Form 10-K	47

FINANCIAL STATEMENTS

NOTES

Note 5 – Property and Equipment

The major classifications of property and equipment are as follows:

Property and Equipment
(thousands)	March 26, 2022	March 27, 2021
Land	$84,050	$84,485
Buildings and improvements	297,313	289,328
Equipment, signage, and fixtures	300,792	291,179
Vehicles	38,553	37,684
Construction-in-progress	8,662	7,073
Property and equipment	729,370	709,749
Less - Accumulated depreciation	414,177	382,686
Property and equipment, net	$315,193	$327,063

Depreciation expense totaled $42.7 million, $42.9 million, and $39.2 million for 2022, 2021, and 2020, respectively.

Note 6 – Goodwill and Intangible Assets

Reconciliation of Changes in Goodwill
(thousands)	2022	2021
Balance at beginning of period	$689,524	$671,843
Current fiscal year acquisitions	87,277	17,677
Adjustments to prior fiscal year acquisitions	(87)	4
Balance at end of period	$776,714	$689,524

Intangible Assets	March 26, 2022		March 27, 2021
	Gross	Accumulated	Gross	Accumulated
(thousands)	Carrying Amount	Amortization	Carrying Amount	Amortization
Customer lists	$38,090	$24,406	$36,000	$21,932
Trade names	19,482	11,436	18,452	10,321
Franchise agreements and reacquired rights	8,800	3,848	7,100	3,231
Other intangible assets	50	50	50	50
Total	$66,422	$39,740	$61,602	$35,534

Estimated Weighted Average Useful Lives	Life (Years)
Customer lists	10
Trade names	15
Franchise agreements and reacquired rights	12
Other intangible assets	20

Amortization expense was $4.2 million, $4.1 million, and $4.8 million for 2022, 2021, and 2020, respectively.

Estimated Future Amortization Expense
(thousands)	Amortization
2023	$4,197
2024	3,837
2025	3,480
2026	3,260
2027	2,910

Monro, Inc. 2022 Form 10-K	48

FINANCIAL STATEMENTS

NOTES

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

On June 11, 2020, we entered into a First Amendment to the Credit Facility (the “First Amendment”), which, among other things, amended the terms of certain of the financial and restrictive covenants in the credit agreement through the first quarter of 2022 to provide us with additional flexibility to operate our business. The First Amendment amended the interest rate charged on borrowings to be based on the greater of adjusted one-month LIBOR or 0.75 percent. For the period from June 30, 2020 to June 30, 2021, the minimum interest rate spread charged on borrowings was 225 basis points over LIBOR. Additionally, during the same period, we were permitted to declare, make, or pay any dividend or distribution up to $38.5 million in the aggregate and the acquisition of stores or other businesses up to $100 million in the aggregate were permitted if we are in compliance with the financial covenants and other restrictions in the First Amendment and Credit Facility. As of July 1, 2021, the ability of our Board of Directors to declare, make, or pay any dividend or distribution and our ability to acquire stores or other businesses is no longer restricted by the terms of the Credit Facility, as amended by the First Amendment. The Credit Facility requires fees payable quarterly throughout the term between 0.125 percent and 0.35 percent of the amount of the average net availability under the Credit Facility during the preceding quarter.

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

At March 26, 2022 and March 27, 2021, the interest rate spread paid by the Company was 125 basis points and 225 basis points over LIBOR, respectively.

Within the Credit Facility, we have a sub-facility of $80 million available for the purpose of issuing standby letters of credit. The sub-facility requires fees aggregating 87.5 to 212.5 basis points annually of the face amount of each standby letter of credit, payable quarterly in arrears. There was a $29.6 million outstanding letter of credit at March 26, 2022.

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

There was $176.5 million outstanding and $393.9 million available under the Credit Facility as of March 26, 2022.

We were in compliance with all debt covenants as of March 26, 2022.

Long-term debt had a carrying amount and a fair value of $176.5 million as of March 26, 2022, as compared to a carrying amount and a fair value of $190.0 million as of March 27, 2021. The carrying value of our debt approximated its fair value due to the variable interest nature of the debt.

Note 8 – Revenue

Automotive undercar repair, tire replacement sales and tire related services represent most of our revenues. We also earn revenue from the sale of tire road hazard warranty agreements as well as commissions earned from the delivery of tires on behalf of certain tire vendors.

Monro, Inc. 2022 Form 10-K	49

FINANCIAL STATEMENTS

NOTES

Revenue from automotive undercar repair, tire replacement sales and tire related services is recognized at the time the customers take possession of their vehicle or merchandise. For sales to certain customers that are financed through the offering of credit on account, payment terms are established for customers based on our pre-established credit requirements. Payment terms vary depending on the customer and generally range from 15 to 45 days. Based on the nature of receivables, no significant financing components exist. Sales are recorded net of discounts, sales incentives and rebates, sales taxes, and estimated returns and allowances. We estimate the reduction to sales and cost of sales for returns based on current sales levels and our historical return experience. Such amounts are immaterial to our consolidated financial statements.

Revenues
(thousands)	2022	2021	2020
Tires (a)	$716,325	$617,815	$634,513
Maintenance	330,732	269,337	324,494
Brakes	174,854	130,179	169,138
Steering	109,793	85,290	100,230
Exhaust	24,398	20,201	25,058
Other	3,226	2,899	3,091
Total	$1,359,328	$1,125,721	$1,256,524

(a) Includes the sale of tire road hazard warranty agreements and tire delivery commissions.

Revenue from the sale of tire road hazard warranty agreements is initially deferred and is recognized over the contract period as costs are expected to be incurred, typically 21 to 36 months. The deferred revenue balances at March 26, 2022 and March 27, 2021 were $20.6 million and $16.7 million, respectively, of which $14.2 million and $12.0 million, respectively, are reported in Deferred revenue and $6.4 million and $4.7 million, respectively, are reported in Other long-term liabilities in our Consolidated Balance Sheets.

Changes in Deferred Revenue
(thousands)	2022	2021
Balance at beginning of period	$16,712	$18,506
Deferral of revenue	21,047	14,958
Deferral of revenue from acquisitions	2,156	1,225
Recognition of revenue	(19,283)	(17,977)
Balance at end of period	$20,632	$16,712

We expect to recognize $14.2 million of deferred revenue related to road hazard warranty agreements during our fiscal year ending March 25, 2023 and $6.4 million of such deferred revenue thereafter.

Under various arrangements, we receive from certain tire vendors, a delivery commission and reimbursement for the cost of the tire that we may deliver to customers on behalf of the tire vendor. The commission we earn from these transactions is as an agent and the net amount retained is recorded as sales.

Note 9 – Income Taxes

Provision for Income Taxes
(thousands)	2022	2021	2020
Current:
Federal	$256	$(1,809)	$2,783
State	1,442	827	1,994
Total current	1,698	(982)	4,777
Deferred:
Federal	12,602	10,169	11,397
State	1,417	685	76
Total deferred	14,019	10,854	11,473
Total provision	$15,717	$9,872	$16,250

Monro, Inc. 2022 Form 10-K	50

FINANCIAL STATEMENTS

NOTES

Income Tax Rate Reconciliation	2022	2021	2020
Expected U.S. federal income taxes at statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	3.0	2.9	1.9
Tax adjustments (a)	(4.0)	(1.1)	—
Other	0.3	(0.5)	(1.0)
Effective tax rate	20.3%	22.3%	21.9%

(a)Adjustments reflect benefit due to differences in statutory tax rates from a loss year to years in which such net operating loss may be carried back.

As provided under the CARES Act, a taxpayer must carry net operating losses generated in certain tax years to the earliest tax year in the five-year carryback period. However, these net operating losses are not subject to the 80% of income limitation if they are exhausted during the five-year carryback. Under this provision, Monro has carried back a net operating loss generated in fiscal 2021 to carryback years within the five-year carryback period with a 35% U.S. federal statutory tax rate.

Net Deferred Tax Asset/(Liability)
(thousands)	March 26, 2022	March 27, 2021
Gross deferred tax assets:
Lease liabilities	$187,559	$186,168
Other	26,382	26,723
Total gross deferred tax assets	213,941	212,891
Gross deferred tax liabilities:
Leased assets	(147,764)	(148,496)
Goodwill	(66,153)	(56,623)
Property and equipment	(22,251)	(21,032)
Other	(1,180)	(910)
Total deferred tax liabilities	(237,348)	(227,061)
Total net deferred tax liability	$(23,407)	$(14,170)

We have $8.7 million of state net operating loss carryforwards available as of March 26, 2022. The state net operating loss carryforwards expire in varying amounts through 2042.

We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of March 26, 2022, we concluded, based on the weight of all available positive and negative evidence, that all our deferred tax assets are more likely than not to be realized.

Changes in Liability for Unrecognized Tax Benefits
(thousands)	2022	2021	2020
Balance at beginning of period	$5,035	$5,212	$6,424
Additions based on tax positions related to the current year	1,271	915	644
Additions for tax positions of prior years	49	—	—
Reductions for tax positions of prior years	—	—	(30)
Settlements	—	—	—
Lapse in statutes of limitation	(1,349)	(1,092)	(1,826)
Balance at end of period	$5,006	$5,035	$5,212

The total amount of unrecognized tax benefits was $5.0 million, $5.0 million, and $5.2 million at March 26, 2022, March 27, 2021, and March 28, 2020, respectively, the majority of which, if recognized, would affect the effective tax rate.

In the normal course of business, Monro provides for uncertain tax positions and the related interest and penalties and adjusts its unrecognized tax benefits and accrued interest and penalties and, accordingly, we had approximately $0.1 million and $0.2 million of interest and penalties associated with uncertain tax benefits accrued as of March 26, 2022 and March 27, 2021, respectively.

We file U.S. federal income tax returns and income tax returns in certain state jurisdictions. Our U.S. federal 2019 – 2021 and various state tax years remain subject to income tax examinations by tax authorities.

Monro, Inc. 2022 Form 10-K	51

FINANCIAL STATEMENTS

NOTES

Note 10 – Stock Ownership

Holders of at least 60 percent of the Class C preferred stock must approve any action authorized by the holders of Common Stock. In addition, there are certain restrictions on the transferability of shares of Class C preferred stock. In the event of a liquidation, dissolution or winding-up of Monro, the holders of the Class C preferred stock would be entitled to receive $1.50 per share out of the assets of Monro before any amount would be paid to holders of Common Stock. The conversion value of the Class C convertible preferred stock was $0.064 per share as of March 26, 2022 and March 27, 2021.

Note 11 – Share-based Compensation

We maintain a long-term incentive plan whereby eligible employees and non-employee directors may be granted non-qualified service condition stock options, non-qualified market condition stock options, restricted stock awards, and restricted stock units. We grant share-based awards to continue to attract and retain employees and to better align employees’ interests with those of our shareholders. Monro issues new shares of Common Stock upon the exercise of stock options.

Share-based compensation expense included in cost of sales and OSG&A expense in Monro’s Consolidated Statements of Income and Comprehensive Income for 2022, 2021, and 2020 was $4.3 million, $2.4 million, and $3.8 million, respectively, and the related income tax benefit for each year was $1.0 million, $0.6 million, and $0.9 million, respectively.

Monro currently grants stock option awards and restricted stock under the 2007 Incentive Stock Option Plan (the “2007 Plan”), as amended and restated effective August 2017. At March 26, 2022, there were a total of 5,001,620 shares and 839,842 shares that were authorized and available for grant under the 2007 Plan, respectively.

Non-Qualified Stock Options

Generally, employee options vest over a four-year period, and have a duration of six years. Outstanding options are exercisable for various periods through March 2028.

Stock Option Activity			Weighted average	Aggregate
	Stock	Weighted average	Remaining Contractual	Intrinsic
	Options	Exercise Price	Term (years)	Value (a)
Outstanding as of March 27, 2021	513,867	$61.75
Granted	170,022	58.40
Exercised	(85,160)	57.84
Canceled	(68,125)	63.11
Outstanding as of March 26, 2022	530,604	$61.13	3.36	$6,079
Vested and exercisable as of March 26, 2022	254,528	$62.17	1.93	$880

(a)Total shares valued at the market price of the underlying stock as of March 26, 2022 less the exercise price.

As of March 26, 2022, the total unrecognized compensation expense related to unvested stock option awards was $3.2 million, which is expected to be recognized over a weighted average period of approximately three years. The weighted average grant date fair value of options granted during 2022, 2021, and 2020 was $13.96, $12.53, and $18.92, respectively. The total fair value of stock options vested during 2022, 2021, and 2020 was $1.0 million, $2.0 million, and $2.0 million, respectively.

Stock Option Exercises
(millions)	2022	2021	2020
Total intrinsic value of stock options exercised	$0.5	$1.5	$2.9
Cash received for exercise price	2.1	6.3	6.2
Income tax benefit	—	—	0.4

Monro, Inc. 2022 Form 10-K	52

FINANCIAL STATEMENTS

NOTES

Stock Options Outstanding	Options Outstanding			Options Exercisable
and Exercisable		Weighted			Weighted
		average	Weighted		average	Weighted
	Shares	Remaining	average	Shares	Remaining	average
	Outstanding	Contractual	Exercise	Exercisable	Contractual	Exercise
Range of Exercise Prices	at 3/26/2022	Term (years)	Price	at 3/26/2022	Term (years)	Price
$40.71 - $56.71	132,309	2.96	$51.15	78,057	1.95	$49.52
$56.72 - $58.00	169,527	4.97	57.66	14,295	3.50	$56.88
$58.01 - $66.30	107,556	2.24	63.99	83,403	1.40	$64.61
$66.31 - $87.17	121,212	2.56	74.33	78,773	2.19	$73.10

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

During 2022, the Company granted 40,000 restricted stock units in connection with the appointment of its new President and Chief Executive Officer effective April 5, 2021. The restricted stock units will vest upon time or the Company’s common stock price meeting certain market conditions between April 2021 and December 2023.

In 2020 and again in 2022, the Company issued a limited number of restricted stock units to members of senior management which may vest upon the achievement of a three year average return on invested capital target.

Non-vested Restricted Stock Activity		Weighted average
	Restricted Stock	Grant-date
	Shares	Fair Value per Share
Outstanding as of March 27, 2021	51,713	$61.24
Granted	126,731	58.06
Vested	(18,059)	63.32
Forfeited	(7,329)	61.00
Outstanding as of March 26, 2022	153,056	$58.38

As of March 26, 2022, the total unrecognized compensation expense related to unvested restricted stock shares was $5.2 million, which is expected to be recognized over a weighted average period of approximately two years. The weighted average grant date fair value of restricted stock shares granted during 2022, 2021, and 2020 was $58.06, $52.75, and $75.33, respectively. The total fair value of restricted stock shares vested during 2022, 2021, and 2020 was $1.0 million, $1.4 million, and $1.8 million, respectively.

Monro, Inc. 2022 Form 10-K	53

FINANCIAL STATEMENTS

NOTES

Note 12 – Earnings per Common Share

Earnings per Common Share
(thousands, except per share data)	2022	2021	2020
Numerator for earnings per common share calculation:
Net income	$61,568	$34,319	$58,024
Less: Preferred stock dividends	(469)	(438)	(449)
Income available to common stockholders	$61,099	$33,881	$57,575
Denominator for earnings per common share calculation:
Weighted average common shares - basic	33,527	33,329	33,246
Effect of dilutive securities:
Preferred stock	460	503	510
Stock options	12	26	167
Restricted stock	39	18	30
Weighted average common shares - diluted	34,038	33,876	33,953

Basic earnings per common share	$1.82	$1.02	$1.73
Diluted earnings per common share	$1.81	$1.01	$1.71

The computation of diluted earnings per common share for 2022, 2021, and 2020 excludes the effect of the assumed exercise of approximately 460,000, 456,000, and 177,000 of stock options, respectively, as the exercise price of these options was greater than the average market value of our common stock for those periods, resulting in an anti-dilutive effect on diluted earnings per common share.

Note 13 – Leases

We lease certain retail stores, distribution centers, office space and land as well as service contracts that are considered leases.

Our leases have remaining lease terms, including renewals reasonably certain to be exercised, of less than one year to approximately 36 years. Most of our leases include one or more options to extend the lease, for periods ranging from three years to 25 years or more.

Historical failed sale leasebacks that were assumed through acquisitions and do not qualify for sale leaseback accounting continue to be accounted for as financing obligations. As of March 26, 2022 and March 27, 2021, net assets of $4.3 million and $4.4 million, respectively, and liabilities of $6.9 million and $7.2 million, respectively, due to failed sale leaseback arrangements were included with finance lease assets and liabilities, respectively, on the Consolidated Balance Sheets.

Lease Cost
(thousands)	2022	2021	2020
Operating lease cost	$38,947	$35,998	$38,525
Finance lease/financing obligations cost:
Amortization of leased assets	34,369	30,428	21,033
Interest on lease liabilities	18,346	18,344	21,330
Short term and variable lease cost	1,425	321	2,194
Sublease income	(102)	(95)	(166)
Total lease cost	$92,985	$84,996	$82,916

Monro, Inc. 2022 Form 10-K	54

FINANCIAL STATEMENTS

NOTES

Maturity of Lease Liabilities		Finance Leases and
(thousands)	Operating Leases (a)	Financing Obligations (b)
2023	$40,933	$58,875
2024	38,866	58,127
2025	35,553	55,046
2026	32,136	52,413
2027	27,907	49,488
Thereafter	85,448	225,859
Total undiscounted lease obligations	$260,843	$499,808
Less: imputed interest	(33,514)	(100,241)
Present value of lease obligations	$227,329	$399,567

(a)Operating lease obligations include $65.4 million related to options to extend operating leases that are reasonably certain of being exercised.

(b) Finance lease payments include $103.5 million related to options to extend finance leases that are reasonably certain of being exercised.

Total lease payments exclude $2.4 million of legally binding minimum lease payments for leases signed but not yet commenced.

Lease Term and Discount Rate	2022	2021
Weighted average remaining lease term (years)
Operating leases	8.2	8.6
Finance leases and financing obligations	9.7	10.3
Weighted average discount rate
Operating leases	3.05%	2.96%
Finance leases and financing obligations	5.77%	6.20%

Other Information
(thousands)	2022	2021	2020
Cash paid for amounts included in measurement of lease obligations:
Operating cash flows from operating leases	$39,426	$34,931	$36,808
Operating cash flows from finance leases and financing obligations	18,400	18,602	21,340
Financing cash flows from finance leases and financing obligations	39,408	33,032	27,212

0

Note 14 – Defined Benefit and Defined Contribution Plans

Defined Benefit Plan

We have a defined benefit pension plan covering employees who met eligibility requirements. This plan is closed to new participants. Eligibility and the level of benefits under the plan were primarily dependent on date of hire, age, length of service and compensation. The funding policy for our plan is consistent with the funding requirements of U.S. federal law and regulations. The measurement date used to determine the pension plan measurements disclosed herein is March 31 for both 2022 and 2021.

The underfunded status of Monro’s defined benefit plan is recognized as an Other long-term liability in the Consolidated Balance Sheets as of March 26, 2022 and March 27, 2021, respectively.

Underfunded Status
(thousands)	2022	2021
Projected benefit obligations	$20,826	$22,096
Fair value of plan assets	20,464	21,666
Underfunded status	$(362)	$(430)

Contributions and Estimated Future Benefit Payment

Our obligations to plan participants can be met over time through a combination of Company contributions to these plans and earnings on plan assets. There are no required or expected contributions in our fiscal year ending March 25, 2023 (“fiscal 2023”) to the plan. However, depending on investment performance and plan funded status, we may elect to make a contribution.

Monro, Inc. 2022 Form 10-K	55

FINANCIAL STATEMENTS

NOTES

Estimated Future Benefit Payments
(thousands)	Pension Benefits
2023	$1,107
2024	1,125
2025	1,154
2026	1,200
2027	1,234
2028 - 2032	6,464

Cost of Plans

Net Pension Benefits Expense (Income)
(thousands)	2022	2021	2020
Interest cost on projected benefit obligation	$638	$692	$752
Expected return on plan assets	(1,041)	(1,162)	(1,423)
Amortization of unrecognized actuarial loss	501	892	455
Total	$98	$422	$(216)

Assumptions

Benefit Obligation Weighted Average Assumption	2022	2021
Discount rate	3.58%	3.01%

Net Periodic Benefit Expense Weighted Average Assumptions	2022	2021	2020
Discount rate	3.01%	3.34%	3.72%
Expected long-term rate of return on plan assets	5.00%	6.50%	7.00%

Our expected long-term rate of return on plan assets assumption is based upon historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.

Benefit Obligation

Change in Projected Benefit Obligation
(thousands)	2022	2021
Benefit obligation at beginning of year	$22,096	$21,646
Interest cost	638	692
Actuarial (gain) loss	(1,211)	391
Benefits paid	(697)	(633)
Benefit obligation at end of year (a)	$20,826	$22,096

(a) Accumulated benefit obligation-the present value of benefits earned to date assuming no future salary growth-is materially consistent with the projected benefit obligation in each period presented.

Plan Assets

Change in Plan Assets
(thousands)	2022	2021
Fair value of plan assets at beginning of year	$21,666	$18,611
Actual (loss) return on plan assets	(505)	3,688
Benefits paid	(697)	(633)
Fair value of plan assets at end of year	$20,464	$21,666

Our asset allocation strategy is to conservatively manage the assets to meet the plan’s long-term obligations while maintaining sufficient liquidity to pay current benefits. This is achieved by holding equity investments while investing a portion of assets in long duration bonds to match the long-term nature of the liabilities.

Monro, Inc. 2022 Form 10-K	56

FINANCIAL STATEMENTS

NOTES

Asset Category	Current Targeted	Actual Allocation
	Allocation	2022	2021
Cash and cash equivalents		0.8%	53.3%
Fixed income	50.0%	62.6%	24.7%
Equity securities	50.0%	36.6%	22.0%
Total	100.0%	100.0%	100.0%

The allocation of assets as of March 2021 was weighted heavier in cash and cash equivalents as the Plan’s assets were transferred from its previous custodian to a new custodian late in 2021 by the Plan’s new asset manager. As such, cash and cash equivalent assets were being reinvested into new assets in accordance with our asset allocation strategy late in fiscal 2021 and into 2022.

Fair Value Measurements		Fair Value at
(thousands)	Pricing Category (a)	March 26, 2022	March 27, 2021
Cash equivalents	Level 1	$158	$11,542
Equity securities:
U.S. companies	Level 1	5,421	3,372
International companies	Level 1	2,063	1,391
Fixed income:
U.S. corporate bonds	Level 2	12,822	5,361
Total plan assets		$20,464	$21,666

(a) Fair value measurements are reported in one of three levels based on the lowest level of significant input used: Level 1 (unadjusted quoted prices in active markets); Level 2 (observable market inputs, other than quoted prices included in Level 1); and Level 3 (unobservable inputs that cannot be corroborated by observable market data).

Amounts included in Shareholders’ Equity

Amounts in Accumulated Other Comprehensive Loss
(thousands)	2022	2021
Unamortized net actuarial loss	$5,981	$6,147
Amounts in Accumulated Other Comprehensive Loss (a)	$5,981	$6,147

(a) $4,494 and $4,619, net of tax, at the end of 2022 and 2021, respectively.

Amounts included in Comprehensive Income

Amounts in Other Comprehensive Income (Loss)
(thousands)	2022	2021	2020
Net actuarial income (loss)	$166	$3,027	$(3,117)
Amounts in Other Comprehensive Income (Loss) (a)	$166	$3,027	$(3,117)

(a) $125, $2,270, and ($2,353), net of tax, during 2022, 2021, and 2020, respectively.

Defined Contribution Plan

Our employees are eligible to participate in a defined contribution 401(k) plan that covers full-time employees who meet the age and service requirements of the plan. The plan is funded by employee and employer contributions. We match 50 percent of the first 6 percent of employee contributions. Employer contributions totaled approximately $2.0 million, $1.6 million, and $1.7 million for 2022, 2021, and 2020, respectively. We may also make annual profit-sharing contributions to the plan at the discretion of Monro’s Compensation Committee of the Board of Directors.

In addition, we maintain an executive deferred compensation plan (the “Executive Deferred Compensation Plan”) for a broad management group whose participation in our 401(k) plan is limited by statute or regulation. The Executive Deferred Compensation Plan permits participants to defer all or any portion of the compensation that would otherwise be payable to them for the calendar year. We credit to the participants’ accounts such amounts as would have been contributed to Monro’s 401(k) plan but for the limitations that are imposed by statute or regulation. The Executive Deferred Compensation Plan is an unfunded arrangement and the participants or their beneficiaries have an unsecured claim against the general assets of Monro to the extent of their Executive Deferred Compensation Plan benefits. We maintain accounts to reflect the amounts owed to each participant. At least annually, the accounts are credited with earnings or losses calculated based on an interest rate or other formula as determined by Monro’s

Monro, Inc. 2022 Form 10-K	57

FINANCIAL STATEMENTS

NOTES

Compensation Committee. The total liability recorded in our financial statements at March 26, 2022 and March 27, 2021 related to the Executive Deferred Compensation Plan was approximately $1.8 million and $2.1 million, respectively.

Note 15 – Commitments and Contingencies

Commitments

Commitments Due by Period		Within	2 to	4 to	After
(thousands)	Total	1 Year	3 Years	5 Years	5 Years
Principal payments on long-term debt	$176,466		$176,466
Finance lease commitments/financing obligations (a)	499,808	$58,875	113,173	$101,901	$225,859
Operating lease commitments (a)	260,843	40,933	74,419	60,043	85,448
Accrued rent	815	720	36	25	34
Other liabilities	333	333	—	—	—
Total	$938,265	$100,861	$364,094	$161,969	$311,341

(a) Finance and operating lease commitments represent future undiscounted lease payments and include $103.5 million and $65.4 million, respectively, related to options to extend lease terms that are reasonably certain of being exercised.

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

An action was filed against us on June 12, 2020 in the U.S. District Court for the Western District of Pennsylvania by Mark Cerini. The plaintiff, who is a former service store manager, sought certification to represent similarly situated store managers in a nationwide collective action for unpaid overtime wages, damages, and attorneys’ fees. Plaintiff alleged violations of the Fair Labor Standards Act and various state laws relating to, among other things, overtime, and unpaid wages. The parties entered into a settlement agreement to resolve this matter that was approved by the court. We included the settlement amount of $3.8 million in OSG&A expenses in our Consolidated Statement of Income and Comprehensive Income during 2022. We paid this settlement in 2022 and do not expect to incur additional expenses with respect to the settlement.

Note 16 – Subsequent Events

In May 2022, Monro’s Board of Directors declared a cash dividend of $0.28 per common share or common share equivalent to be paid to shareholders of record as of June 6, 2022. The dividend will be paid on June 20, 2022.

In May 2022, our Board of Directors authorized the repurchase of up to $150 million of our common stock. The Board of Directors did not specify a date upon which the authorization will expire. Shares may be repurchased through the open market or privately negotiated transactions. Shares repurchased under this authorization will become treasury shares.

In May 2022, we entered into an agreement with American Tire Distributors, Inc. to sell our wholesale tire operations and internal tire distribution operations for approximately $105 million in the aggregate. Of the $105 million purchase price, $65 million is expected to be paid at the expected closing date during the first quarter of fiscal 2023 and the remaining $40 million is expected to be paid as earnout payments after the closing. The earnout payments will be earned, on a per-tire basis, based on tires we will buy from American Tire Distributors pursuant to a distribution agreement that we expect to enter with American Tire Distributors at the closing date of the sale of assets. Based on the carrying value of the disposal assets, we do not expect to incur a significant loss on the transaction.

Monro, Inc. 2022 Form 10-K	58

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that as of March 26, 2022, the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Monro’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Monro’s internal control over financial reporting was effective as of March 26, 2022, the end of our fiscal year. The effectiveness of Monro’s internal control over financial reporting as of March 26, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein. For the Report on Management’s Assessment of Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm, see Part II, Item 8, “Financial Statements and Supplementary Data”.

Changes in Internal Control Over Financial Reporting

The Company also carried out an evaluation of the internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended March 26, 2022. Based on such evaluation, there have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter ended March 26, 2022, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

In December 2021, the Company amended and restated the Monro, Inc. Deferred Compensation Plan effective as of December 31, 2021. As of the effective date, the Deferred Compensation Plan is closed to new contributions and no new employees will be eligible to participate in the plan. Additionally, the Company established the Monro, Inc. Executive Deferred Compensation Plan effective January 1, 2022.

In October 2021, the Company amended and restated the Monro, Inc. 401(k) Plan to change its plan year and limitation year to ending every December 31.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Monro, Inc. 2022 Form 10-K	59

SUPPLEMENTAL INFORMATION

PART III

Certain information required by Part III is incorporated by reference from Monro’s Definitive Proxy Statement for its 2022 Annual Meeting of Shareholders to be held on August 16, 2022 (“Proxy Statement”).

Item 10. Directors, Executive Officers and Corporate Governance

The following sections of the Proxy Statement are incorporated herein by reference:

•Proposal No. 1 – Election of Directors

•Corporate Governance Practices and Policies

•Our Executive Officers

•Delinquent Section 16(a) Reports

Monro’s directors and executive officers are subject to the provisions of Monro’s Code of Ethics for All Board Members, Executive Officers and Management Teammates (the “Code”), which is available in the Investors – Corporate Governance section of Monro’s website, https://corporate.monro.com/investors. Changes to the Code and any waivers are also posted on Monro’s website in the Investor Information section.

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

•Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following sections of the Proxy Statement are incorporated herein by reference:

•Security Ownership of Certified Beneficial Owners and Management

Information concerning Monro’s shares authorized for issuance under its equity-based compensation plans at March 26, 2022 is incorporated herein by reference to the section captioned “Executive Compensation – Equity Compensation Plan Information” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following sub-sections within the Corporate Governance Practices and Policies section of the Proxy Statement are incorporated herein by reference:

•Board and Committee Independence

•Certain Relationships and Related Party Transactions

Item 14. Principal Accountant Fees and Services

The following sections of the Proxy Statement are incorporated herein by reference:

•Proposal No. 3 – Ratification of Appointment of Independent Registered Public Accounting Firm

Monro, Inc. 2022 Form 10-K	60

SUPPLEMENTAL INFORMATION

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following information required under this item is filed as part of this report:

(a)Financial Statements

oConsolidated Balance Sheets as of March 26, 2022 and March 27, 2021

oConsolidated Statements of Income and Comprehensive Income for the Years Ended March 26, 2022, March 27, 2021, and March 28, 2020

oConsolidated Statements of Changes in Shareholders’ Equity for the Years Ended March 26, 2022, March 27, 2021, and March 28, 2020

oConsolidated Statements of Cash Flows for the Years Ended March 26, 2022, March 27, 2021, and March 28, 2020

oNotes to Consolidated Financial Statements

oReport of Independent Registered Public Accounting Firm

Financial Statement Schedules

None.

Other schedules have not been included either because they are not applicable or because the information is included elsewhere in this Report.

Monro, Inc. 2022 Form 10-K	61

SUPPLEMENTAL INFORMATION

(b)Exhibits

Exhibit No.	Document
3.01

Restated Certificate of Incorporation of the Company, dated July 23, 1991, with Certificate of Amendment, dated November 1, 1991. (Filed in paper form as SEC File No: 0-19357, 1992 Form 10-K, Exhibit No. 3.01)

3.01a	Certificate of Change of the Certificate of Incorporation of the Company, dated January 26, 1996. (August 2004 Form S-3, Exhibit No. 4.1(b))
3.01b	Certificate of Amendment to Restated Certificate of Incorporation, dated April 15, 2004. (August 2004 Form S-3, Exhibit No. 4.1(c))
3.01c	Certificate of Amendment to Restated Certificate of Incorporation, dated October 10, 2007. (2008 Form 10-K, Exhibit No. 3.01c)
3.01d	Certificate of Amendment to Restated Certificate of Incorporation, dated August 1, 2012. (2013 Form 10-K, Exhibit No. 3.01d)
3.01e	Certificate of Amendment to Restated Certificate of Incorporation, dated August 15, 2017. (August 2017 Form 8-K, Exhibit No. 3.01e)
3.02	Amended and Restated By-Laws of the Company, dated May 13, 2021. (May 2021 Form 8-K, Exhibit No. 3.02)
4.01	Description of Registrant’s Securities (2019 Form 10-K, Exhibit No. 4.01)
10.01	2007 Stock Incentive Plan, effective as of June 29, 2007. (May 2008 Form S-8, Exhibit No. 4)*
10.01a	Amendment No. 1 to the 2007 Stock Incentive Plan, dated August 9, 2007. (May 2008 Form S-8, Exhibit No. 4.1)*
10.01b	Amendment No. 2 to the 2007 Stock Incentive Plan, dated September 27, 2007. (May 2008 Form S-8, Exhibit No. 4.2)*
10.01c	Amendment No. 3 to the 2007 Stock Incentive Plan, dated August 10, 2010. (August 2010 Form 8-K, Exhibit No. 10.1)*
10.01d	Amendment No. 4 to the 2007 Stock Incentive Plan, dated May 16, 2012. (2012 Form 10-K, Exhibit No. 10.01d)*
10.01e	Amendment No. 5 to the 2007 Stock Incentive Plan, dated June 28, 2013. (2013 Proxy, Exhibit A)*
10.01f	Amendment No. 6 to the 2007 Stock Incentive Plan, dated June 28, 2013. (2014 Form 10-K, Exhibit No. 10.01f)*
10.02	Amended and Restated 2007 Stock Incentive Plan, dated effective August 15, 2017. (2017 Proxy, Exhibit A)*
10.02a	Form of Restricted Stock Unit Award Agreement under Amended and Restated 2007 Stock Incentive Plan.*
10.02b	Form of Performance Stock Unit Award Agreement under Amended and Restated 2007 Stock Incentive Plan.*
10.03	Monro, Inc. Deferred Compensation Plan, dated January 1, 2005, and last amended and restated as of December 31, 2021.*
10.04	Monro Muffler Brake, Inc. Retirement Plan, adopted February 1, 1972, and last amended and restated as of April 1, 2013. (2014 Form 10-K, Exhibit No. 10.04)*
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

10.06	Monro, Inc. Executive Deferred Compensation Plan, dated December 9, 2021 and effective as of January 1, 2022.*
10.1	Asset Purchase Agreement, among American Tire Distributors, Inc., Monro, Inc. and Monro Service Corporation, dated as of May 13, 2022 (May Form 8-K, Exhibit 10.1)**
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

10.22	Amended Credit Agreement, dated as of April 25, 2019 (April 2019 Form 8-K, Exhibit No. 10.22)
10.22a	Amendment No.1 to Amended and Restated Credit Agreement, dated as of June 11, 2020 (June 2020 Form 8-K, Exhibit No. 10.22a)

Monro, Inc. 2022 Form 10-K	62

SUPPLEMENTAL INFORMATION

Exhibit No.	Document
10.22b	Amendment No.2 to Amended and Restated Credit Agreement, dated as of October 5, 2021 (October 2021 Form 8-K, Exhibit No. 10.22b)
10.60	Lease Agreement, dated as of November 1, 2011, between Monro Service Corporation and the County of Monroe Industrial Development Agency. (2012 Form 10-K, Exhibit No. 10.60)
10.61	Leaseback Agreement, dated November 1, 2011, between the County of Monroe Industrial Development Agency and Monro Service Corporation. (2012 Form 10-K, Exhibit No. 10.61)
10.67	Letter agreement, effective April 15, 2021, between the Company and Maureen Mulholland. (April 2021 Form 8-K, Exhibit No. 10.67)*
10.68	Employment Agreement by and between the Company and Brian J. D’Ambrosia, dated December 21, 2020. (December 2020 Form 8-K, Exhibit No. 10.67)*
10.69	Letter Agreement, effective September 30, 2019, between the Company and Robert Rajkowski. (September 2019 Form 10-Q, Exhibit No. 10.69)*
10.71	Employment Agreement by and between the Company and Michael T. Broderick, dated March 12, 2021. (2021 Form 10-K, Exhibit 10.71)*
10.72	Employment Agreement by and between the Company and Matt Henson, dated July 6, 2021 (June 2021 Form 10-Q, Exhibit 10.72)*
10.73†	Supply Agreement, dated as of November 4, 2020, between Monro Service Corporation, MNRO Service Holdings, LLC and Valvoline LLC. (November 2020 Form 10-Q, Exhibit No. 10.73)
10.77	Monro Muffler Brake, Inc. Management Incentive Compensation Plan, effective as of June 1, 2002. (2002 Form 10-K, Exhibit No. 10.77)*
21.01	Subsidiaries of the Company.
23.01	Consent of PricewaterhouseCoopers LLP.
24.01	Powers of Attorney.
31.1	Certification of Michael T. Broderick, President and Chief Executive Officer.
31.2	Certification of Brian J. D’Ambrosia, Executive Vice President – Finance and Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101.INS	XBRL Instance Document
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.SCH	XBRL Taxonomy Extension Schema Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.

†

Certain portions of this exhibit have been omitted (indicated by asterisks) pursuant to Item 601(b) of Regulation S-K of the Securities Act of 1933, as amended, because such omitted information is (i) not material and (ii) would be competitively harmful if publicly disclosed.

**

Schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K of the Securities Act of

1933, as amended. The Company will furnish a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

Item 16. Form 10-K Summary

None.

Monro, Inc. 2022 Form 10-K	63

SUPPLEMENTAL INFORMATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONRO, INC.

By:	/s/ Michael T. Broderick
Michael T. Broderick
Chief Executive Officer and President

Date: May 23, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Michael T. Broderick	President and Chief Executive Officer	May 23, 2022
Michael T. Broderick	(Principal Executive Officer)

/s/ Brian J. D’Ambrosia	Executive Vice President – Finance,	May 23, 2022
Brian J. D’Ambrosia	Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

/s/ Robert E. Mellor*	Chairman of the Board, Director	May 23, 2022
Robert E. Mellor

/s/ John L. Auerbach*	Director	May 23, 2022
John L. Auerbach

/s/ Frederick M. Danziger*	Director	May 23, 2022
Frederick M. Danziger

/s/ Donald Glickman*	Director	May 23, 2022
Donald Glickman

/s/ Lindsay N. Hyde*	Director	May 23, 2022
Lindsay N. Hyde

/s/ Leah C. Johnson*	Director	May 23, 2022
Leah C. Johnson

/s/ Stephen C. McCluski*	Director	May 23, 2022
Stephen C. McCluski

/s/ Peter J. Solomon*	Director	May 23, 2022
Peter J. Solomon

* By: /s/ Michael T. Broderick
Michael T. Broderick, as Attorney-in-Fact

Monro, Inc. 2022 Form 10-K	64