Form 10-Q
period 2022-06-25
MONRO, INC.
filed 2022-08-01
CIK 876427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________________________________

FORM 10-Q

____________________________________________________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐  Yes     ☒  No

As of July 22, 2022, 32,197,220 shares of the registrant's common stock, $0.01 par value per share, were outstanding.

Monro, Inc. Q1 2023 Form 10-Q	2

CONSOLIDATED FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

(thousands, except footnotes) (unaudited)	June 25, 2022	March 26, 2022
Assets
Current assets
Cash and equivalents	$30,648	$7,948
Accounts receivable	11,850	14,797
Inventories	128,666	166,271
Other current assets	76,157	56,486
Total current assets	247,321	245,502
Property and equipment, net	307,932	315,193
Finance lease and financing obligation assets, net	253,259	268,406
Operating lease assets, net	209,875	213,588
Goodwill	730,293	776,714
Intangible assets, net	19,087	26,682
Other non-current assets	43,374	20,174
Long-term deferred income tax assets	4,591	5,153
Total assets	$1,815,732	$1,871,412
Liabilities and shareholders' equity
Current liabilities
Current portion of finance leases and financing obligations	$41,213	$42,092
Current portion of operating lease liabilities	34,624	34,692
Accounts payable	155,948	131,989
Federal and state income taxes payable	15,850	2,921
Accrued payroll, payroll taxes and other payroll benefits	24,344	18,540
Accrued insurance	51,251	49,391
Deferred revenue	14,500	14,153
Other current liabilities	32,084	28,186
Total current liabilities	369,814	321,964
Long-term debt	110,000	176,466
Long-term finance leases and financing obligations	339,775	357,475
Long-term operating lease liabilities	189,973	192,637
Other long-term liabilities	11,330	10,821
Long-term deferred income tax liabilities	24,552	28,560
Long-term income taxes payable	612	583
Total liabilities	1,046,056	1,088,506
Commitments and contingencies - Note 9
Shareholders' equity:
Class C Convertible Preferred stock	29	29
Common stock	399	399
Treasury stock	(125,945)	(108,729)
Additional paid-in capital	245,689	244,577
Accumulated other comprehensive loss	(4,593)	(4,494)
Retained earnings	654,097	651,124
Total shareholders' equity	769,676	782,906
Total liabilities and shareholders' equity	$1,815,732	$1,871,412

Class C Convertible Preferred stock Authorized 150,000 shares, $1.50 par value, $0.064 conversion value; 19,664 shares issued and outstanding

Common stock Authorized 65,000,000 shares, $0.01 par value; 39,920,441 shares issued as of June 25, 2022 and 39,906,561 shares issued as of March 26, 2022

Treasury stock 6,773,471 shares as of June 25, 2022 and 6,359,871 shares as of March 26, 2022, at cost

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. Q1 2023 Form 10-Q	3

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Income and Comprehensive Income

	Three Months Ended
(thousands, except per share data) (unaudited)	June 25, 2022	June 26, 2021
Sales	$349,535	$341,818
Cost of sales, including distribution and occupancy costs	227,346	215,887
Gross profit	122,189	125,931
Operating, selling, general and administrative expenses	95,934	98,014
Operating income	26,255	27,917
Interest expense, net of interest income	5,658	6,941
Other income, net	(78)	(44)
Income before income taxes	20,675	21,020
Provision for income taxes	8,191	5,339
Net income	$12,484	$15,681
Other comprehensive loss
Changes in pension, net of tax	(99)	(103)
Other comprehensive loss	(99)	(103)
Comprehensive income	$12,385	$15,578
Earnings per share
Basic	$0.37	$0.46
Diluted	$0.37	$0.46
Weighted average common shares outstanding
Basic	33,483	33,498
Diluted	33,986	34,022

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. Q1 2023 Form 10-Q	4

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Changes in Shareholders’ Equity

	Class C							Accumulated
	Convertible						Additional	Other
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Comprehensive	Retained	Total
(thousands) (unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at March 27, 2021	20	$29	39,848	$398	6,360	$(108,729)	$238,244	$(4,619)	$624,361	$749,684
Net income									15,681	15,681
Other comprehensive loss
Pension liability adjustment								(103)		(103)
Dividends declared
Preferred									(110)	(110)
Common									(8,042)	(8,042)
Dividend payable									(14)	(14)
Stock options and restricted stock			17	1			739			740
Stock-based compensation							755			755
Balance at June 26, 2021	20	$29	39,865	$399	6,360	$(108,729)	$239,738	$(4,722)	$631,876	$758,591

Balance at March 26, 2022	20	$29	39,907	$399	6,360	$(108,729)	$244,577	$(4,494)	$651,124	$782,906
Net income									12,484	12,484
Other comprehensive loss
Pension liability adjustment								(99)		(99)
Dividends declared
Preferred									(129)	(129)
Common									(9,337)	(9,337)
Dividend payable									(45)	(45)
Repurchase of stock					413	(17,216)				(17,216)
Stock options and restricted stock			13				(41)			(41)
Stock-based compensation							1,153			1,153
Balance at June 25, 2022	20	$29	39,920	$399	6,773	$(125,945)	$245,689	$(4,593)	$654,097	$769,676

We declared $0.28 and $0.24 dividends per common share or equivalent for the three months ended June 25, 2022 and June 26, 2021, respectively.

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. Q1 2023 Form 10-Q	5

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows

	Three Months Ended
(thousands) (unaudited)	June 25, 2022	June 26, 2021
Operating activities
Net income	$12,484	$15,681
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	20,100	20,278
Share-based compensation expense	1,153	755
Loss (gain) on disposal of assets	377	(168)
Gain on divestiture	(2,394)	—
Deferred income tax expense	(3,409)	2,931
Change in operating assets and liabilities (excluding acquisitions)
Accounts receivable	(1,038)	(98)
Inventories	184	(4,110)
Other current assets	(31)	(4,853)
Other non-current assets	9,256	7,950
Accounts payable	23,959	9,000
Accrued expenses	11,626	15,648
Federal and state income taxes payable	12,929	7,759
Other long-term liabilities	(8,020)	(8,114)
Long-term income taxes payable	29	55
Cash provided by operating activities	77,205	62,714
Investing activities
Capital expenditures	(8,213)	(5,199)
Acquisitions, net of cash acquired	(241)	(62,059)
Proceeds from divestiture	56,586	—
Proceeds from the disposal of assets	724	429
Other	—	67
Cash provided by (used for) investing activities	48,856	(66,762)
Financing activities
Proceeds from borrowings	43,909	77,000
Principal payments on long-term debt, finance leases and financing obligations	(120,588)	(78,661)
Repurchase of stock	(17,216)	—
Exercise of stock options	—	779
Dividends paid	(9,466)	(8,152)
Cash used for financing activities	(103,361)	(9,034)
Increase (decrease) in cash and equivalents	22,700	(13,082)
Cash and equivalents at beginning of period	7,948	29,960
Cash and equivalents at end of period	$30,648	$16,878
Supplemental information
Leased assets (reduced) obtained in exchange for (reduced) new finance lease liabilities	$(989)	$6,599
Leased assets obtained in exchange for new operating lease liabilities	$7,878	$1,382

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. Q1 2023 Form 10-Q	6

Monro, Inc. Q1 2023 Form 10-Q	7

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

Note 1 – Description of Business and Basis of Presentation

Description of business

Monro, Inc. and its direct and indirect subsidiaries (together, “Monro”, the “Company”, “we”, “us”, or “our”), are engaged principally in providing automotive undercar repair and tire replacement sales and tire related services in the United States. Monro had 1,303 Company-operated retail stores located in 32 states and 80 franchised locations as of June 25, 2022.

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements. While these statements reflect all adjustments (consisting of items of a normal recurring nature) that are, in the opinion of management, necessary for a fair statement of the results of the interim period, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“U.S. GAAP”) for complete financial statement presentation. The consolidated financial statements should be read in conjunction with the financial statement disclosures in our Form 10-K for the fiscal year ended March 26, 2022.

We use the same significant accounting policies in preparing quarterly and annual financial statements. For a description of our significant accounting policies followed in the preparation of the financial statements, see Note 1 of our Form 10-K for the fiscal year ended March 26, 2022.

Due to the seasonal nature of our business, quarterly operating results and cash flows are not necessarily indicative of the results that may be expected for other interim periods or the full year.

Fiscal year

We operate on a 52/53 week fiscal year ending on the last Saturday in March. Fiscal years 2023 and 2022 each contain 52 weeks. Unless specifically indicated otherwise, any references to “2023” or “fiscal 2023” and “2022” or “fiscal 2022” relate to the years ending March 25, 2023 and March 26, 2022, respectively.

Recent accounting pronouncements

In October 2021, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance which requires an acquiring entity to recognize and measure contract assets and contract liabilities acquired in a business combination as if they entered into the original contract at the same time and same date as the acquiree. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2022. Early adoption is permitted. We are currently evaluating the impact of adopting this guidance.

Other recent authoritative guidance issued by the FASB (including technical corrections to the Accounting Standards Codification) and the SEC did not or are not expected to have a material effect on our consolidated financial statements.

Working capital management

As part of our ongoing efforts to manage our working capital and improve our cash flow, we work with suppliers to optimize our purchasing terms and conditions, including extending payment terms. We also facilitate a voluntary supply chain financing program to provide some of our suppliers with the opportunity to sell receivables due from us (our accounts payable) to a participating financial institution at the sole discretion of both the supplier and the financial institution. Should a supplier choose to participate in the program, it will receive payment from the financial institution in advance of agreed payment terms; our responsibility is limited to

Monro, Inc. Q1 2023 Form 10-Q	8

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

making payments to the respective financial institution on the terms originally negotiated with our supplier. We have concluded that the program is a trade payable program and not indicative of a borrowing arrangement.

Supplemental information

Property and equipment, net: Property and equipment balances are shown on the Consolidated Balance Sheets net of accumulated depreciation of $411.8 million and $414.2 million as of June 25, 2022 and March 26, 2022, respectively.

Note 2 – Acquisitions and Divestitures

Acquisitions

Monro’s acquisitions are strategic moves in our plan to fill in and expand our presence in our existing and contiguous markets, expand into new markets and leverage fixed operating costs such as advertising and administration. Acquisitions in this note generally include acquisitions of five or more locations as well as acquisitions of one to four locations that are part of our greenfield store growth strategy.

2022

On April 25, 2021, we acquired 30 retail tire and automotive repair stores located in California from Mountain View Tire & Service, Inc. These stores operate under the Mountain View Tire & Service name. The acquisition was financed through our Credit Facility, as defined in Note 8. The results of operations for this acquisition are included in our financial results from the acquisition date.

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

We accounted for the 2022 acquisition as a business combination using the acquisition method of accounting and we finalized the purchase accounting related to the 2022 acquisition during 2023. As a result of the updated purchase price allocation for the 2022 acquisition, certain of the fair value amounts previously estimated were adjusted during the measurement period. These measurement period adjustments resulted from updated valuation reports and appraisals received from our external valuation specialists, as well as revisions to internal estimates. The measurement period adjustments were not material to the Consolidated Balance Sheet as of June 25, 2022 and the Consolidated Statement of Income and Comprehensive Income for the three months ended June 25, 2022.

The acquired assets and liabilities assumed were recorded at their assigned acquisition-date fair values and were consolidated with those of the Company as of the acquisition date. The consideration transferred and net liabilities assumed were recorded as goodwill.

Monro, Inc. Q1 2023 Form 10-Q	9

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

2022 Acquisition-date Fair Values Assigned
(thousands)
Inventory	$937
Other current assets	217
Property and equipment	2,939
Finance lease and financing obligation assets	15,758
Operating lease assets	17,545
Intangible assets	2,211
Other non-current assets	63
Long-term deferred income tax assets	4,001
Total assets acquired	43,671
Current portion of finance leases and financing obligations	1,447
Current portion of operating lease liabilities	1,698
Deferred revenue	955
Other current liabilities	208
Long-term finance leases and financing obligations	21,957
Long-term operating lease liabilities	22,447
Other long-term liabilities	754
Total liabilities assumed	49,466
Total net identifiable liabilities assumed	$(5,795)
Total consideration transferred	$62,127
Less: total net identifiable liabilities assumed	(5,795)
Goodwill	$67,922

The total consideration of $62.1 million is comprised of $61.0 million in cash and $1.1 million which is due upon finalization of certain lease assignment terms for one store location.

We recorded $2.2 million amortizable intangible assets, including a customer list and a trade name, with a weighted-average amortizable period of approximately eight years. We have recorded acquired right-of-use assets at the present value of remaining lease payments adjusted to reflect favorable or unfavorable market terms of the lease.

We continue to refine the valuation data and estimates primarily related to inventory, warranty reserves, intangible assets, real property leases, and certain liabilities for the 2022 acquisitions that closed subsequent to June 26, 2021 and expect to complete the valuations no later than the first anniversary date of the acquisition. We anticipate that adjustments will continue to be made to the fair values of identifiable assets acquired and liabilities assumed, and those adjustments may or may not be material.

Divestitures

On June 17, 2022, we completed the divestiture of assets relating to our wholesale tire operations (seven locations) and internal tire distribution operations to American Tire Distributors, Inc. (“ATD”). We received $62 million from ATD at the closing of the transaction, of which $5 million is currently being held in escrow. The remaining $40 million (“Earnout”) of the total consideration of $102 million will be paid quarterly over approximately two years based on our tire purchases from or through ATD pursuant to a distribution and fulfillment agreement with ATD. Under the distribution agreement, ATD agreed to supply and sell tires to retail locations we own. After ATD satisfies the Earnout payments, our company-owned retail stores will be required to purchase at least 90 percent of their forecasted requirements for certain passenger car tires, light truck replacement tires, and medium truck tires from or through ATD. Any tires that ATD is unable to supply or fulfill from those categories will be excluded from the calculation of our requirements for tires. The initial term of the distribution agreement is five years after the completion of the Earnout Period, with automatic 12-month renewal periods thereafter. The divestiture enables us to focus our resources on our core retail business operations. In connection with this transaction, we recognized a pre-tax gain of $2.4 million within OSG&A expenses. We also expensed $1.2 million of closing costs and costs associated with the closing of a related warehouse within OSG&A expenses. The divestiture did not meet the criteria to be reported as discontinued operations in our consolidated financial statements as our decision to divest this business did not represent a strategic shift that will have a major effect on our operations and financial results. For additional information regarding discrete tax impacts because of the divestiture, see Note 4.

Monro, Inc. Q1 2023 Form 10-Q	10

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

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

Earnings per Common Share	Three Months Ended
(thousands, except per share data)	June 25, 2022	June 26, 2021
Numerator for earnings per common share calculation:
Net income	$12,484	$15,681
Less: Preferred stock dividends	(129)	(110)
Income available to common shareholders	$12,355	$15,571
Denominator for earnings per common share calculation:
Weighted average common shares - basic	33,483	33,498
Effect of dilutive securities:
Preferred stock	460	460
Stock based awards	43	64
Weighted average common shares - diluted	33,986	34,022

Basic earnings per common share	$0.37	$0.46
Diluted earnings per common share	$0.37	$0.46

Weighted average common share equivalents that have an anti-dilutive impact are excluded from the computation of diluted earnings per share.

Note 4 – Income Taxes

For the three months ended June 25, 2022, our effective income tax rate was 39.6 percent, compared to 25.4 percent for the three months ended June 26, 2021. Our effective income tax rate for the three months ended June 25, 2022 was higher by 12.8 percent because of discrete tax impacts from the divestiture of assets relating to our wholesale tire operations and internal tire distribution operations as well as the revaluation of deferred tax balances due to changes in the mix of pre-tax income in various U.S. state jurisdictions because of the divestiture. Our effective income tax rate for the three months ended June 25, 2022 was also higher by 0.8 percent due to the discrete tax impact related to share-based awards.

Note 5 – Fair Value

Long-term debt had a carrying amount that approximates a fair value of $110.0 million as of June 25, 2022, as compared to a carrying amount and a fair value of $176.5 million as of March 26, 2022. The carrying value of our debt approximated its fair value due to the variable interest nature of the debt.

Note 6 – Cash Dividend

We paid dividends of $9.5 million during the three months ended June 25, 2022. The declaration and payment of future dividends will be at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, compliance with charter and Credit Facility restrictions, and such other factors as the Board of Directors deems relevant. Under our Credit Facility, there are no restrictions on our ability to declare dividends as long as we are in compliance with the covenants in the Credit Facility. For additional information regarding our Credit Facility, see Note 8.

Monro, Inc. Q1 2023 Form 10-Q	11

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

Note 7 – Revenues

Automotive undercar repair, tire replacement sales and tire related services represent the vast majority of our revenues. We also earn revenue from the sale of tire road hazard warranty agreements as well as commissions earned from the delivery of tires on behalf of certain tire vendors.

Revenue from automotive undercar repair, tire replacement sales and tire related services is recognized at the time the customers take possession of their vehicle or merchandise. For sales to certain customers that are financed through the offering of credit on account, payment terms are established for customers based on our pre-established credit requirements. Payment terms may vary depending on the customer and generally are 30 days. Based on the nature of receivables, no significant financing components exist. Sales are recorded net of discounts, sales incentives and rebates, sales taxes and estimated returns and allowances. We estimate the reduction to sales and cost of sales for returns based on current sales levels and our historical return experience. Such amounts are immaterial to our consolidated financial statements.

Revenues	Three Months Ended
(thousands)	June 25, 2022	June 26, 2021
Tires (a)	$173,064	$176,229
Maintenance	90,292	84,459
Brakes	49,155	45,975
Steering	29,981	28,266
Exhaust	6,275	5,789
Other	768	1,100
Total	$349,535	$341,818

(a) Includes the sale of tire road hazard warranty agreements and tire delivery commissions.

Revenue from the sale of tire road hazard warranty agreements is initially deferred and is recognized over the contract period as costs are expected to be incurred in performing such services, typically 21 to 36 months. The deferred revenue balances at June 25, 2022 and March 26, 2022 were $21.1 million and $20.6 million, respectively, of which $14.5 million and $14.2 million, respectively, are reported in Deferred revenue and $6.6 million and $6.4 million, respectively, are reported in Other long-term liabilities in our Consolidated Balance Sheets.

Changes in Deferred Revenue
(thousands)
Balance at March 26, 2022	$20,632
Deferral of revenue	5,665
Recognition of revenue	(5,184)
Balance at June 25, 2022	$21,113

As of June 25, 2022, we expect to recognize $12.0 million of deferred revenue related to road hazard warranty agreements in the remainder of fiscal 2023, $7.2 million of deferred revenue during our fiscal year ending March 31, 2024, and $1.9 million of deferred revenue thereafter.

Under various arrangements, we receive from certain tire vendors a delivery commission and reimbursement for the cost of the tire that we may deliver to customers on behalf of the tire vendor. The commission we earn from these transactions is as an agent and the net amount retained is recorded as sales.

Note 8 – Long-term Debt

In April 2019, we entered into a new five year $600 million revolving credit facility agreement with eight banks (the “Credit Facility”). Interest only is payable monthly throughout the Credit Facility’s term. The borrowing capacity for the Credit Facility of $600 million includes an accordion feature permitting us to request an increase in availability of up to an additional $250 million. The Credit Facility initially bore interest at 75 to 200 basis points over the London Interbank Offered Rate (“LIBOR”) (or replacement index) or at the prime rate, depending on the type of borrowing and the rates then in effect.

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

Monro, Inc. Q1 2023 Form 10-Q	12

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

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

On October 5, 2021, we entered into a Second Amendment to the Credit Facility (the “Second Amendment”). The Second Amendment, which among other things, amends certain of the financial terms in the Credit Agreement, as amended by the First Amendment. Specifically, the First Amendment had amended the interest rate charged on borrowings to be based on the greater of adjusted one-month LIBOR or 0.75 percent. The Second Amendment amended the interest rate to be based on the greater of adjusted one-month LIBOR or 0.00 percent. In addition, the Second Amendment updated certain provisions regarding a successor interest rate to LIBOR. Except as amended by the First Amendment and Second Amendment, the remaining terms of the credit agreement remain in full force and effect.

Within the Credit Facility, we have a sub-facility of $80 million available for the purpose of issuing standby letters of credit. The sub-facility requires fees aggregating 87.5 to 212.5 basis points annually of the face amount of each standby letter of credit, payable quarterly in arrears. There was a $29.6 million outstanding letter of credit at June 25, 2022.

There was $110.0 million outstanding and $460.4 million available under the Credit Facility at June 25, 2022.

We were in compliance with all debt covenants at June 25, 2022.

Note 9 – Commitments and Contingencies

Commitments

Commitments Due by Period		Within	2 to	4 to	After
(thousands)	Total	1 Year	3 Years	5 Years	5 Years
Principal payments on long-term debt	$110,000		$110,000
Finance lease commitments/financing obligations (a)	475,700	$57,188	108,474	$98,145	$211,893
Operating lease commitments (a)	257,953	40,764	74,930	60,267	81,992
Accrued rent	764	674	34	25	31
Other liabilities	92	92	—	—	—
Total	$844,509	$98,718	$293,438	$158,437	$293,916

(a)Finance and operating lease commitments represent future undiscounted lease payments and include $98.5 million and $63.6 million, respectively, related to options to extend lease terms that are reasonably certain of being exercised.

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

Monro, Inc. Q1 2023 Form 10-Q	13

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

Note 10 – Share Repurchase

On May 19, 2022, our Board of Directors authorized a share repurchase program for the repurchase of up to $150 million of shares of our common stock. The Board of Directors did not specify a date upon which the authorization will expire. Shares repurchased under this authorization will become treasury shares.

We periodically repurchased shares of our common stock under the repurchase program through open market transactions.

Share Repurchase Activity	Three Months Ended
(thousands, except per share data)	June 25, 2022
Number of shares purchased	413.6
Average price paid per share	$41.60
Total repurchased	$17,216

Monro, Inc. Q1 2023 Form 10-Q	14

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

On June 17, 2022, we completed the sale of assets relating to our wholesale tire operations (seven locations) and internal tire distribution operations to American Tire Distributors, Inc. (“ATD”). We expect to receive total consideration of $102 million, consisting of $62 million paid by ATD at closing, of which $5 million is currently being held in escrow, and the remaining $40 million will be paid quarterly over approximately two years based on our tire purchases from or through ATD pursuant to a distribution and fulfillment agreement. For details regarding the sale, see Note 2 to our consolidated financial statements.

Financial Summary

First quarter 2023 included the following notable items:

•Diluted earnings per common share (“EPS”) were $0.37.

•Adjusted diluted EPS, a non-GAAP measure, were $0.42.

•Sales increased 2.3 percent, driven primarily by an increase in new store sales.

•Comparable store sales increased 0.4 percent from the comparable prior-year period, primarily due to an increase in comparable store sales at our retail locations of 2.8 percent driven by a 15 percent comparable store sales increase in approximately 300 of our small or underperforming locations.

•Operating income of $26.3 million was 6.0 percent lower than the comparable prior-year period, driven primarily by a decrease in gross profit.

•Net income was $12.5 million.

•Adjusted net income, a non-GAAP measure, was $14.3 million.

Earnings Per Common Share	Three Months Ended
	June 25, 2022	June 26, 2021	Change
Diluted EPS	$0.37	$0.46	(19.6)%
Adjustments	0.05	0.09
Adjusted diluted EPS	$0.42	$0.55	(23.6)%

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

Analysis of Results of Operations

Summary of Operating Income	Three Months Ended
(thousands)	June 25, 2022	June 26, 2021	Change
Sales	$349,535	$341,818	2.3%
Cost of sales, including distribution and occupancy costs	227,346	215,887	5.3
Gross profit	122,189	125,931	(3.0)
Operating, selling, general and administrative expenses	95,934	98,014	(2.1)
Operating income	$26,255	$27,917	(6.0)%

Sales

Sales include automotive undercar repair, tire replacement and tire related service sales, net of discounts, returns, etc., and revenue from the sale of warranty agreements and commissions earned from the delivery of tires. See Note 7 to our consolidated financial statements for further information. We use comparable store sales to evaluate the performance of our existing stores by measuring the change in sales for a period over the comparable, prior-year period of equivalent length. There were 90 selling days in the three months ended June 25, 2022 and in the three months ended June 26, 2021.

Monro, Inc. Q1 2023 Form 10-Q	15

MANAGEMENT’S DISCUSSION AND ANALYSIS

Sales growth – from both comparable store sales and new stores – represents an important driver of our long-term profitability. We expect that comparable store sales growth will significantly impact our total sales growth. We believe that our ability to successfully differentiate our customers’, often referred to as “guests”, experience through a careful combination of merchandise assortment, price, convenience, and other factors will, over the long-term, drive both increasing guest traffic and the average ticket amount spent.

Sales	Three Months Ended
(thousands)	June 25, 2022	June 26, 2021
Sales	$349,535	$341,818
Dollar change compared to prior year	$7,717
Percentage change compared to prior year	2.3%

The sales increase was primarily due to an increase in sales from new stores. Additionally, there was an increase in comparable store sales from an increase in average ticket amount. Partially offsetting these increases was a decrease in sales from closed stores. The following table shows the primary drivers of the change in sales between the three months ended June 25, 2022 and the three months ended June 26, 2021.

Sales Percentage Change	Three Months Ended
June 25, 2022
Sales change	2.3%
Primary drivers of change in sales
New store sales (a)	3.3%
Comparable store sales (b)	0.4%
Closed store sales (c)	(1.3)%

(a)Sales from the 2022 acquisitions represent the change between the three months ended June 25, 2022 and the three months ended June 26, 2021.

(b)Comparable store sales at our retail locations increased by 2.8 percent, driven by a 15 percent comparable store sales increase in approximately 300 small or underperforming retail locations.

(c)Sales from the wholesale locations sold to ATD primarily represent the change between the three months ended June 25, 2022 and the three months ended June 26, 2021.

Broad-based inflationary pressures impacting consumers, including higher fuel prices and the negative impact on miles driven, partly led to lower demand during the three months ended June 25, 2022. We expect the inflationary environment to continue to impact our customers throughout the remainder of 2023.

Comparable Store Product Category Sales Change	Three Months Ended
	June 25, 2022	June 26, 2021
Tires (a)	(0)%	25%
Maintenance service	1%	42%
Brakes	2%	57%
Alignment	(2)%	54%
Front end/shocks	5%	40%
Exhaust	5%	35%

(a)Comparable store tire sales increased five percent at our retail locations.

For the three months ended June 26, 2021, the comparable store sales increase across all product categories reflect higher traffic and higher average ticket sales compared to the prior period in which the coronavirus (“COVID-19”) pandemic had a more volatile impact on demand.

Sales by Product Category	Three Months Ended
	June 25, 2022	June 26, 2021
Tires	50%	52%
Maintenance service	26	25
Brakes	14	14
Steering (a)	9	8
Exhaust	1	1
Total	100%	100%

(a)Steering product category includes front end/shocks and alignment product category sales.

Monro, Inc. Q1 2023 Form 10-Q	16

MANAGEMENT’S DISCUSSION AND ANALYSIS

Change in Number of Company-Operated Retail Stores	Three Months Ended
	June 25, 2022	June 26, 2021
Beginning store count	1,304	1,263
Opened (a)	3	30
Closed	(4)	(2)
Ending store count	1,303	1,291

(a) The stores opened in the three months ended June 26, 2021 relate to stores acquired from the 2022 acquisition.

Cost of Sales and Gross Profit

Gross Profit	Three Months Ended
(thousands)	June 25, 2022	June 26, 2021
Gross profit	$122,189	$125,931
Percentage of sales	35.0%	36.8%
Dollar change compared to prior year	$(3,742)
Percentage change compared to prior year	(3.0)%

The decrease in gross profit, as a percentage of sales, of 180 basis points (“bps”) from the comparable prior-year period was primarily due to an increase in technician labor costs, which increased as a percentage of sales, as we made an incremental investment in technician labor costs to support current and future sales growth. We do not expect further significant incremental investment in technician headcount. The decrease in gross profit, as a percentage of sales, was also partially due to an increase in distribution and occupancy costs, as a percentage of sales, as we lost leverage on these largely fixed costs with lower overall comparable store sales growth. Partially offsetting these increases was a decrease in material costs, as a percentage of sales, as a result of higher selling prices and a shift in sales mix from tires to our higher margin service categories.

Gross Profit as a Percentage of Sales Change	Three Months Ended
	June 25, 2022
Gross profit change	(180)	bps
Primary drivers of change in gross profit as a percentage of sales
Technician labor costs	(200)	bps
Distribution and occupancy costs	(60)	bps
Material costs	70	bps

OSG&A Expenses

OSG&A Expenses	Three Months Ended
(thousands)	June 25, 2022	June 26, 2021
OSG&A Expenses	$95,934	$98,014
Percentage of sales	27.4%	28.7%
Dollar change compared to prior year	$(2,080)
Percentage change compared to prior year	(2.1)%

The decrease of $2.1 million in OSG&A expenses for the three months ended June 25, 2022 from the comparable prior-year period is primarily due to a decrease in litigation settlement costs. The decrease in OSG&A expenses for the three months ended June 25, 2022 was also due to the gain on the sale of our wholesale tire and tire distribution assets, net of closing costs and costs associated with the closing of a related warehouse, as well as lower expenses from nine stores closed compared to the comparable prior-year period. Partially offsetting these decreases were increased expenses from 21 new stores and a full three months of expenses from stores acquired during the three months ended June 26, 2021. Additionally, during the three months ended June 25, 2022, OSG&A expenses from comparable stores increased from the comparable prior-year period. However, we gained leverage with higher overall comparable store sales, which resulted in the decrease in OSG&A expenses, as a percentage of sales, from the prior year, on a comparable store basis.

Monro, Inc. Q1 2023 Form 10-Q	17

MANAGEMENT’S DISCUSSION AND ANALYSIS

OSG&A Expenses Change	Three Months Ended
(thousands)	June 25, 2022
OSG&A expenses change	$(2,080)
Drivers of change in OSG&A expenses
Decrease in litigation settlement costs	$(3,920)
Decrease from gain on sale of wholesale tire and tire distribution assets, net	$(1,180)
Decrease from closed stores	$(512)
Increase from new stores	$3,187
Increase from comparable stores	$345

Other Performance Factors

Net Interest Expense

Net interest expense of $5.7 million for the three months ended June 25, 2022 decreased $1.3 million as compared to the prior year period, and decreased as a percentage of sales from 2.0 percent to 1.6 percent. Weighted average debt outstanding for the three months ended June 25, 2022 decreased by approximately $56 million as compared to the three months ended June 26, 2021. This decrease is primarily related to a decrease in debt outstanding under the Credit Facility. The weighted average interest rate decreased approximately 50 basis points from the prior year quarter due primarily to a decrease in Credit Facility borrowing rates.

Provision for Income Taxes

Our effective income tax rate for the three months ended June 25, 2022, was 39.6 percent compared with 25.4 percent in the comparable prior-year period. Our effective income tax rate for the three months ended June 25, 2022 was higher by 12.8 percent because of discrete tax impacts from the sale of assets relating to our wholesale tire operations and internal tire distribution operations as well as the revaluation of deferred tax balances due to changes in the mix of pre-tax income in various U.S. state jurisdictions because of the sale. Our effective income tax rate for the three months ended June 25, 2022 was also higher by 0.8 percent due to the discrete tax impact related to share-based awards.

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

Adjusted net income is summarized as follows:

Reconciliation of Adjusted Net Income	Three Months Ended
(thousands)	June 25, 2022	June 26, 2021
Net income	$12,484	$15,681
Gain on sale of wholesale tire and tire distribution assets, net (a)	(1,180)	—
Store closing costs	(4)	(272)
Monro.Forward initiative costs	23	103
Acquisition due diligence and integration costs	(10)	310
Management transition costs	—	59
Litigation settlement costs	—	3,920
Provision for income taxes on pre-tax adjustments	293	(997)
Certain discrete tax items (b)	2,644	—
Adjusted net income	$14,250	$18,804

(a)Amount includes gain on sale, net of closing costs and costs associated with the closing of a related warehouse.

(b)Certain discrete items related to the sale of our wholesale tire and tire distribution assets as well as the revaluation of deferred tax balances due to changes in the mix of pre-tax income in various U.S. state jurisdictions because of the sale.

Monro, Inc. Q1 2023 Form 10-Q	18

MANAGEMENT’S DISCUSSION AND ANALYSIS

In the Reconciliation of Adjusted Net Income, we determined the Provision for income taxes on pre-tax adjustments by calculating our estimated annual effective income tax rate on pre-tax income before giving effect to any discrete tax items and applying it to the pre-tax adjustments.

Adjusted diluted EPS is summarized as follows:

Reconciliation of Adjusted Diluted EPS	Three Months Ended
	June 25, 2022	June 26, 2021
Diluted EPS	$0.37	$0.46
Gain on sale of wholesale tire and tire distribution assets, net	(0.03)	—
Store closing costs (c)	0.00	(0.01)
Monro.Forward initiative costs (c)	0.00	0.00
Acquisition due diligence and integration costs (c)	(0.00)	0.01
Management transition costs (c)	—	0.00
Litigation settlement costs	—	0.09
Certain discrete tax items	0.08	—
Adjusted diluted EPS	$0.42	$0.55

(c)Amounts, in the periods presented, may be too minor in amount, net of the impact from income taxes, to have an impact on the calculation of adjusted diluted EPS.

The pre-tax adjustments to diluted EPS reflect estimated annual effective income tax rates on pre-tax income before giving effect to discrete items of 25.0 percent and 24.2 percent for the three months ended June 25, 2022 and June 26, 2021, respectively. See the pre-tax adjustments from the Reconciliation of Adjusted Net Income table above for pre-tax amounts.

Analysis of Financial Condition

Liquidity and Capital Resources

Capital Allocation

We expect to continue to generate positive operating cash flow as we have done in the last three fiscal years. The cash we generate from our operations will allow us to continue to support business operations as well as invest in attractive acquisition opportunities intended to drive long-term sustainable growth, pay down debt, return cash to our shareholders through our dividend program and repurchase shares of our common stock under our common stock repurchase program.

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

Material Cash Requirements

We currently expect our capital expenditures to support our projects, including upgrading our facilities and systems, to be $40 million to $50 million in the aggregate in 2023. Additionally, we have contractual finance lease and operating lease commitments with landlords through October 2040 for $571.6 million in lease payments, of which $97.2 million is due within one year. For details regarding these lease commitments, see Note 9 to our consolidated financial statements.

As of June 25, 2022, we had $110.0 million outstanding under the Credit Facility, none of which is due in the succeeding 12 months. For details regarding our indebtedness that is due, see Note 8 to our consolidated financial statements.

We paid cash dividends totaling $9.5 million ($0.28 per share) during the three months ended June 25, 2022. For details regarding our cash dividend, see Note 6 to our consolidated financial statements.

We returned $17.2 million to shareholders through share repurchases during the three months ended June 25, 2022. For details regarding our share repurchase program, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” of this report and Note 10 to our consolidated financial statements.

Working Capital Management

We work with suppliers to optimize payment terms and conditions on accounts payable to enhance timing of working capital and cash flows. As part of these efforts, we facilitate a voluntary supply chain finance program to provide suppliers with the opportunity to sell

Monro, Inc. Q1 2023 Form 10-Q	19

MANAGEMENT’S DISCUSSION AND ANALYSIS

receivables due from Monro to a participating financial institution. For details regarding our supply chain finance program, see Note 1 to our consolidated financial statements.

Sources and Conditions of Liquidity

Our sources to fund our material cash requirements are predominantly cash from operations, availability under our Credit Facility, and cash and equivalents on hand.

As of June 25, 2022, we had $30.6 million of cash and equivalents. In addition, we had $460.4 million available under the Credit Facility as of June 25, 2022.

We believe that our current sources of funds will provide us with adequate liquidity during the 12-month period following June 25, 2022, as well as in the long-term.

Summary of Cash Flows

The following table presents a summary of our cash flows from operating, investing and financing activities.

Summary of Cash Flows	Three Months Ended
(thousands)	June 25, 2022	June 26, 2021
Cash provided by operating activities	$77,205	$62,714
Cash provided by (used for) investing activities	48,856	(66,762)
Cash used for financing activities	(103,361)	(9,034)
Increase (decrease) in cash and equivalents	22,700	(13,082)
Cash and equivalents at beginning of period	7,948	29,960
Cash and equivalents at end of period	$30,648	$16,878

Cash provided by operating activities

For the three months ended June 25, 2022, cash provided by operating activities was $77.2 million, which consisted of net income of $12.5 million, adjusted by non-cash charges of $15.8 million and by a change in operating assets and liabilities of $48.9 million. The non-cash charges were largely driven by $20.1 million of depreciation and amortization, partially offset by deferred income taxes of $3.4 million. The change in operating assets and liabilities was primarily due to accounts payable and accrued liabilities, net of vendor rebate receivables, being a source of cash of $33.7 million driven by timing of payments as well as our supply chain finance program being a source of cash as we improved our cash flow by $16.2 million.

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

Cash provided by / used for investing activities

For the three months ended June 25, 2022, cash provided by investing activities was $48.9 million. This was primarily due to cash from the sale of our wholesale tire and tire distribution assets for $56.6 million, partially offset by cash used for capital expenditures, including property and equipment, of $8.2 million.

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

Cash used for financing activities

For the three months ended June 25, 2022, cash used for financing activities was $103.4 million which was primarily due to payment on our Credit Facility, net of amounts borrowed during the period, of $66.5 million, as well as payment of finance lease principal and dividends of $10.2 million and $9.5 million, respectively. Also, we used $17.2 million to repurchase common stock during the period.

Monro, Inc. Q1 2023 Form 10-Q	20

MANAGEMENT’S DISCUSSION AND ANALYSIS

For the three months ended June 26, 2021 cash used for financing activities was $9.0 million which was primarily due to payment of finance lease principal and dividends of $9.7 million and $8.2 million, respectively, partially offset by net borrowing under our Credit Facility of $8.0 million.

Critical Accounting Estimates

The consolidated financial statements are prepared in accordance with GAAP. The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses, and related disclosures. We base our estimates on historical experience, as appropriate, and on various other assumptions that we believe to be reasonable under the circumstances. Changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by management. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows may be affected.

For a description of our critical accounting estimates, refer to Part II, Item 7., “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended March 26, 2022. There have been no material changes to our critical accounting estimates since our Form 10-K for the year ended March 26, 2022.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 1 to our consolidated financial statements for a discussion of the impact of recently issued accounting standards on our consolidated financial statements as of June 25, 2022 and the expected impact on the consolidated financial statements for future periods.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they address future events, developments, and results and do not relate strictly to historical facts. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements include, without limitation, statements preceded by, followed by, or including words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “strategy,” “will,” “would” and variations thereof and similar expressions. Forward-looking statements are subject to risks, uncertainties, and other important factors that could cause actual results to differ materially from those expressed. For example, our forward-looking statements include, without limitation, statements regarding:

•the potential effect of general business or economic conditions on our business, including the direct and indirect effects of the COVID-19 pandemic and the Russian invasion of Ukraine on the economy, consumer demand and spending levels, and labor shortages in our markets;

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

•management’s estimates and expectations as they relate to income tax liabilities, deferred income taxes, and uncertain tax positions;

Monro, Inc. Q1 2023 Form 10-Q	21

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

•our ability to realize the expected benefits of the transaction with American Tire Distributors, Inc.;

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

Any of these factors, as well as such other factors as discussed in Part I, Item 1A., “Risk Factors” of our Form 10-K for the fiscal year ended March 26, 2022, as well as in our periodic filings with the SEC, could cause our actual results to differ materially from our anticipated results. The information provided in this report is based upon the facts and circumstances known as of the date of this report, and any forward-looking statements made by us in this report speak only as of the date on which they are made. Except as required by law, we undertake no obligation to update these forward-looking statements after the date of this Form 10-Q to reflect events or circumstances after such date, or to reflect the occurrence of unanticipated events.

Monro, Inc. Q1 2023 Form 10-Q	22

DISCLOSURES ABOUT MARKET RISK & CONTROLS AND PROCEDURES

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from potential changes in interest rates. As of June 25, 2022, excluding finance leases and financing obligations, we had no debt financing at fixed interest rates, for which the fair value would be affected by changes in market interest rates. Our cash flow exposure on floating rate debt would result in annual interest expense fluctuations of approximately $1.1 million based upon our debt position at June 25, 2022 and approximately $1.8 million based upon our debt position at March 26, 2022, given a change in LIBOR (or replacement index) of 100 basis points.

Debt financing had a carrying amount that approximates a fair value of $110.0 million as of June 25, 2022, as compared to a carrying amount and a fair value of $176.5 million as of March 26, 2022.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 25, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Monro, Inc. Q1 2023 Form 10-Q	23

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 19, 2022, our Board of Directors authorized a share repurchase program for the repurchase of up to $150 million of shares of our common stock with no stated expiration. Under the program, we have repurchased 413.6 thousand shares of common stock at an average price of $41.60, for a total investment of $17.2 million. The table below presents information with respect to Monro common stock purchases made during the three months ended June 25, 2022, by Monro or any “affiliated purchaser” of Monro, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Share Repurchase Activity				Dollar Value of
		Average	Total Number of	Shares that May
	Total Number	Price	Shares Purchased	Yet Be Purchased
	of Shares	Paid per	as Part of Publicly	Under Publicly
Period	Purchased	Share	Announced Programs	Announced Programs
March 27, 2022 through April 23, 2022	—	—	—	—
April 24, 2022 through May 28, 2022	212,400	$41.88	212,400	$141,104,569
May 29, 2022 through June 25, 2022	201,200	41.30	201,200	132,795,753
Total	413,600	$41.60	413,600	$132,795,753

Monro, Inc. Q1 2023 Form 10-Q	24

EXHIBITS

Item 6. Exhibits

Exhibit Index
10.1 – Asset Purchase Agreement among American Tire Distributors, Inc., Monro, Inc., and Monro Service Corporation, dated as of May 13, 2022 (May 2022 Form 8-K, Exhibit 10.1)**
10.74 – Distribution and Fulfillment Agreement by and between Monro, Inc. and American Tire Distributors, Inc., dated June 17, 2022**
31.1 – Certification of Michael T. Broderick pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
31.2 – Certification of Brian J. D’Ambrosia pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
32.1 – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002
101.INS - XBRL Instance Document
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

Monro, Inc. Q1 2023 Form 10-Q	25

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONRO, INC.

DATE: August 1, 2022	By:	/s/ Michael T. Broderick
Michael T. Broderick
President and Chief Executive Officer (Principal Executive Officer)

DATE: August 1, 2022	By:	/s/ Brian J. D’Ambrosia
Brian J. D’Ambrosia
Executive Vice President – Finance, Chief Financial Officer and
Treasurer (Principal Financial Officer and Principal Accounting Officer)

Monro, Inc. Q3 2022 Form 10-Q	26