Form 10-Q
period 2022-09-24
MONRO, INC.
filed 2022-10-31
CIK 876427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________________________________

FORM 10-Q

____________________________________________________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐  Yes     ☒  No

As of October 21, 2022, 31,455,472 shares of the registrant's common stock, $0.01 par value per share, were outstanding.

Monro, Inc. Q2 2023 Form 10-Q	2

CONSOLIDATED FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

(thousands, except footnotes) (unaudited)	September 24, 2022	March 26, 2022
Assets
Current assets
Cash and equivalents	$9,794	$7,948
Accounts receivable	12,603	14,797
Inventories	135,006	166,271
Other current assets	83,408	56,486
Total current assets	240,811	245,502
Property and equipment, net	307,585	315,193
Finance lease and financing obligation assets, net	236,734	268,406
Operating lease assets, net	213,715	213,588
Goodwill	730,253	776,714
Intangible assets, net	18,162	26,682
Other non-current assets	38,172	20,174
Long-term deferred income tax assets	3,637	5,153
Total assets	$1,789,069	$1,871,412
Liabilities and shareholders' equity
Current liabilities
Current portion of finance leases and financing obligations	$40,433	$42,092
Current portion of operating lease liabilities	35,557	34,692
Accounts payable	184,098	131,989
Federal and state income taxes payable	9,806	2,921
Accrued payroll, payroll taxes and other payroll benefits	14,971	18,540
Accrued insurance	52,017	49,391
Deferred revenue	14,812	14,153
Other current liabilities	33,467	28,186
Total current liabilities	385,161	321,964
Long-term debt	130,000	176,466
Long-term finance leases and financing obligations	320,102	357,475
Long-term operating lease liabilities	193,660	192,637
Other long-term liabilities	11,314	10,821
Long-term deferred income tax liabilities	26,415	28,560
Long-term income taxes payable	647	583
Total liabilities	1,067,299	1,088,506
Commitments and contingencies - Note 9
Shareholders' equity:
Class C Convertible Preferred stock	29	29
Common stock	400	399
Treasury stock	(179,944)	(108,729)
Additional paid-in capital	247,907	244,577
Accumulated other comprehensive loss	(4,692)	(4,494)
Retained earnings	658,070	651,124
Total shareholders' equity	721,770	782,906
Total liabilities and shareholders' equity	$1,789,069	$1,871,412

Class C Convertible Preferred stock Authorized 150,000 shares, $1.50 par value, $0.064 conversion value; 19,664 shares issued and outstanding

Common stock Authorized 65,000,000 shares, $0.01 par value; 39,957,223 shares issued as of September 24, 2022 and 39,906,561 shares issued as of March 26, 2022

Treasury stock 7,977,316 shares as of September 24, 2022 and 6,359,871 shares as of March 26, 2022, at cost

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. Q2 2023 Form 10-Q	3

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Income and Comprehensive Income

	Three Months Ended		Six Months Ended
(thousands, except per share data) (unaudited)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Sales	$329,818	$347,699	$679,353	$689,517
Cost of sales, including distribution and occupancy costs	213,083	217,016	440,429	432,903
Gross profit	116,735	130,683	238,924	256,614
Operating, selling, general and administrative expenses	93,262	96,205	189,197	194,219
Operating income	23,473	34,478	49,727	62,395
Interest expense, net of interest income	5,705	6,276	11,364	13,217
Other income, net	(98)	(50)	(178)	(93)
Income before income taxes	17,866	28,252	38,541	49,271
Provision for income taxes	4,745	7,267	12,936	12,605
Net income	$13,121	$20,985	$25,605	$36,666
Other comprehensive loss
Changes in pension, net of tax	(99)	(103)	(198)	(206)
Other comprehensive loss	(99)	(103)	(198)	(206)
Comprehensive income	$13,022	$20,882	$25,407	$36,460
Earnings per share
Basic	$0.40	$0.62	$0.77	$1.09
Diluted	$0.40	$0.62	$0.77	$1.08
Weighted average common shares outstanding
Basic	32,204	33,523	32,844	33,510
Diluted	32,729	34,027	33,349	34,026

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. Q2 2023 Form 10-Q	4

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Changes in Shareholders’ Equity

	Class C							Accumulated
	Convertible						Additional	Other
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Comprehensive	Retained	Total
(thousands) (unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at June 26, 2021	20	$29	39,865	$399	6,360	$(108,729)	$239,738	$(4,722)	$631,876	$758,591
Net income									20,985	20,985
Other comprehensive loss
Pension liability adjustment								(103)		(103)
Dividends declared
Preferred									(120)	(120)
Common									(8,719)	(8,719)
Dividend payable									(39)	(39)
Stock options and restricted stock			35	—			1,206			1,206
Stock-based compensation							1,117			1,117
Balance at September 25, 2021	20	$29	39,900	$399	6,360	$(108,729)	$242,061	$(4,825)	$643,983	$772,918

Balance at June 25, 2022	20	$29	39,920	$399	6,773	$(125,945)	$245,689	$(4,593)	$654,097	$769,676
Net income									13,121	13,121
Other comprehensive loss
Pension liability adjustment								(99)		(99)
Dividends declared
Preferred									(129)	(129)
Common									(8,967)	(8,967)
Dividend payable									(52)	(52)
Repurchase of stock					1,204	(53,999)				(53,999)
Stock options and restricted stock			37	1			327			328
Stock-based compensation							1,891			1,891
Balance at September 24, 2022	20	$29	39,957	$400	7,977	$(179,944)	$247,907	$(4,692)	$658,070	$721,770

Balance at March 27, 2021	20	$29	39,848	$398	6,360	$(108,729)	$238,244	$(4,619)	$624,361	$749,684
Net income									36,666	36,666
Other comprehensive loss
Pension liability adjustment								(206)		(206)
Dividends declared
Preferred									(230)	(230)
Common									(16,761)	(16,761)
Dividend payable									(53)	(53)
Stock options and restricted stock			52	1			1,945			1,946
Stock-based compensation							1,872			1,872
Balance at September 25, 2021	20	$29	39,900	$399	6,360	$(108,729)	$242,061	$(4,825)	$643,983	$772,918

Balance at March 26, 2022	20	$29	39,907	$399	6,360	$(108,729)	$244,577	$(4,494)	$651,124	$782,906
Net income									25,605	25,605
Other comprehensive loss
Pension liability adjustment								(198)		(198)
Dividends declared
Preferred									(258)	(258)
Common									(18,304)	(18,304)
Dividend payable									(97)	(97)
Repurchase of stock					1,617	(71,215)				(71,215)
Stock options and restricted stock			50	1			286			287
Stock-based compensation							3,044			3,044
Balance at September 24, 2022	20	$29	39,957	$400	7,977	$(179,944)	$247,907	$(4,692)	$658,070	$721,770

We declared $0.28 and $0.26 dividends per common share or equivalent for the three months ended September 24, 2022 and September 25, 2021, respectively, and $0.56 and $0.50 dividends per common share or equivalent for the six months ended September 24, 2022 and September 25, 2021, respectively.

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. Q2 2023 Form 10-Q	5

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows

	Six Months Ended
(thousands) (unaudited)	September 24, 2022	September 25, 2021
Operating activities
Net income	$25,605	$36,666
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	39,360	40,257
Share-based compensation expense	3,044	1,872
Gain on disposal of assets	(1,185)	(281)
Gain on divestiture	(2,394)	—
Deferred income tax expense	(564)	7,230
Change in operating assets and liabilities (excluding acquisitions and divestitures)
Accounts receivable	(1,791)	(657)
Inventories	(6,078)	(1,680)
Other current assets	(1,392)	(4,470)
Other non-current assets	18,343	16,253
Accounts payable	52,109	8,770
Accrued expenses	5,426	5,712
Federal and state income taxes payable	6,885	8,631
Other long-term liabilities	(17,143)	(16,108)
Long-term income taxes payable	64	123
Cash provided by operating activities	120,289	102,318
Investing activities
Capital expenditures	(19,583)	(10,045)
Acquisitions, net of cash acquired	(311)	(62,270)
Proceeds from divestiture	56,586	—
Proceeds from the disposal of assets	1,225	1,022
Other	—	84
Cash provided by (used for) investing activities	37,917	(71,209)
Financing activities
Proceeds from borrowings	102,176	97,066
Principal payments on long-term debt, finance leases and financing obligations	(168,759)	(136,486)
Repurchase of stock	(71,215)	—
Exercise of stock options	—	1,985
Dividends paid	(18,562)	(16,991)
Cash used for financing activities	(156,360)	(54,426)
Increase (decrease) in cash and equivalents	1,846	(23,317)
Cash and equivalents at beginning of period	7,948	29,960
Cash and equivalents at end of period	$9,794	$6,643
Supplemental information
Leased assets (reduced) obtained in exchange for (reduced) new finance lease liabilities	$(9,348)	$3,573
Leased assets obtained in exchange for new operating lease liabilities	$20,179	$3,977

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. Q2 2023 Form 10-Q	6

Monro, Inc. Q2 2023 Form 10-Q	7

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

Note 1 – Description of Business and Basis of Presentation

Description of business

Monro, Inc. and its direct and indirect subsidiaries (together, “Monro”, the “Company”, “we”, “us”, or “our”), are engaged principally in providing automotive undercar repair and tire replacement sales and tire related services in the United States. Monro had 1,297 Company-operated retail stores located in 32 states and 80 franchised locations as of September 24, 2022.

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

Recent accounting pronouncements

In September 2022, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance which requires certain disclosure requirements for supplier finance programs used in connection with the purchase of goods and services. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2022. Early adoption is permitted. We are currently evaluating the impact of adopting this guidance.

In October 2021, the FASB issued new accounting guidance which requires an acquiring entity to recognize and measure contract assets and contract liabilities acquired in a business combination as if they entered into the original contract at the same time and same date as the acquiree. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2022. Early adoption is permitted. We are currently evaluating the impact of adopting this guidance.

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

Monro, Inc. Q2 2023 Form 10-Q	8

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

provide our suppliers with the opportunity to sell receivables due from us (our accounts payable) to a participating financial institution at the sole discretion of both the supplier and the financial institution. Should a supplier choose to participate in the program, it may receive payment from the financial institution in advance of agreed payment terms; our responsibility is limited to making payments to the respective financial institution on the terms originally negotiated with our supplier. We have concluded that the program is a trade payable program and not indicative of a borrowing arrangement.

Supplemental information

Property and equipment, net: Property and equipment balances are shown on the Consolidated Balance Sheets net of accumulated depreciation of $417.2 million and $414.2 million as of September 24, 2022 and March 26, 2022, respectively.

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

We expensed all costs related to the acquisition in the six months ended September 25, 2021. The total costs related to the completed acquisition were $0.1 million and $0.4 million for the three and six months ended September 25, 2021, respectively. These costs are included in the Consolidated Statements of Income and Comprehensive Income primarily under operating, selling, general and administrative (“OSG&A”) expenses.

Sales related to the completed acquisition for the three and six months ended September 25, 2021 totaled $11.4 million and $19.4 million, respectively, for the period from acquisition date through September 25, 2021.

Supplemental pro forma information for the current or prior reporting periods has not been presented due to the impracticability of obtaining detailed, accurate or reliable data for the periods the acquired entities were not owned by Monro.

We accounted for the acquisition as a business combination using the acquisition method of accounting and we finalized the purchase accounting related to the acquisition during the three months ended June 25, 2022. As a result of the updated purchase price allocation for the acquisition, certain of the fair value amounts previously estimated were adjusted during the measurement period. These measurement period adjustments resulted from updated valuation reports and appraisals received from our external valuation specialists, as well as revisions to internal estimates. The measurement period adjustments were not material to the Consolidated Balance Sheet as of September 24, 2022 and the Consolidated Statement of Income and Comprehensive Income for the six months ended September 24, 2022.

The acquired assets and liabilities assumed were recorded at their assigned acquisition-date fair values and were consolidated with those of the Company as of the acquisition date. The consideration transferred and net liabilities assumed were recorded as goodwill.

Monro, Inc. Q2 2023 Form 10-Q	9

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

We continue to refine the valuation data and estimates primarily related to inventory, warranty reserves, intangible assets, real property leases, and certain liabilities for the 2022 acquisitions that closed subsequent to September 25, 2021 and expect to complete the valuations no later than the first anniversary date of the acquisition. We anticipate that adjustments will continue to be made to the fair values of identifiable assets acquired and liabilities assumed, and those adjustments may or may not be material.

2023

Divestitures

On June 17, 2022, we completed the divestiture of assets relating to our wholesale tire operations (seven locations) and internal tire distribution operations to American Tire Distributors, Inc. (“ATD”). We received $62 million from ATD at the closing of the transaction, of which $5 million is currently being held in escrow. The remaining $40 million (“Earnout”) of the total consideration of $102 million will be paid quarterly over approximately two years based on our tire purchases from or through ATD pursuant to a distribution and fulfillment agreement with ATD. Under the distribution agreement, ATD agreed to supply and sell tires to retail locations we own. After ATD satisfies the Earnout payments, our company-owned retail stores will be required to purchase at least 90 percent of their forecasted requirements for certain passenger car tires, light truck replacement tires, and medium truck tires from or through ATD. Any tires that ATD is unable to supply or fulfill from those categories will be excluded from the calculation of our requirements for tires. The initial term of the distribution agreement is five years after the completion of the Earnout Period, with automatic 12-month renewal periods thereafter. The divestiture enables us to focus our resources on our core retail business operations. In connection with this transaction, we recognized a pre-tax gain of $2.4 million within OSG&A expenses. We also expensed $0.4 million of closing costs and costs associated with the closing of a related warehouse within OSG&A expenses, as finalized during the six months ended September 24, 2022. Additionally, during the three months ended September 24, 2022, we incurred $1.3 million in costs in connection with restructuring and elimination of certain executive management positions upon completion of the divestiture. The divestiture did not meet the criteria to be reported as discontinued operations in our consolidated financial statements as our decision to divest this business did not represent a strategic shift that will have a major effect on our operations and financial results. For additional information regarding discrete tax impacts because of the divestiture, see Note 4.

Monro, Inc. Q2 2023 Form 10-Q	10

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

Earnings per Common Share	Three Months Ended		Six Months Ended
(thousands, except per share data)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Numerator for earnings per common share calculation:
Net income	$13,121	$20,985	$25,605	$36,666
Less: Preferred stock dividends	(129)	(120)	(258)	(230)
Income available to common shareholders	$12,992	$20,865	$25,347	$36,436
Denominator for earnings per common share calculation:
Weighted average common shares - basic	32,204	33,523	32,844	33,510
Effect of dilutive securities:
Preferred stock	460	460	460	460
Stock based awards	65	44	45	56
Weighted average common shares - diluted	32,729	34,027	33,349	34,026

Basic earnings per common share	$0.40	$0.62	$0.77	$1.09
Diluted earnings per common share	$0.40	$0.62	$0.77	$1.08

Weighted average common share equivalents that have an anti-dilutive impact are excluded from the computation of diluted earnings per share.

Note 4 – Income Taxes

For the three months and six months ended September 24, 2022, our effective income tax rate was 26.6 percent and 33.6 percent, respectively, compared to 25.7 percent and 25.6 percent for the three months and six months ended September 25, 2021, respectively. Our effective income tax rate for the six months ended September 24, 2022 was higher by 6.9 percent because of discrete tax impacts from the divestiture of assets relating to our wholesale tire operations and internal tire distribution operations as well as the revaluation of deferred tax balances due to changes in the mix of pre-tax income in various U.S. state jurisdictions because of the divestiture. Our effective income tax rate for the three months and six months ended September 24, 2022 was higher by 0.5 percent and 0.7 percent, respectively, due to the discrete tax impact related to share-based awards.

Note 5 – Fair Value

Long-term debt had a carrying amount that approximates a fair value of $130.0 million as of September 24, 2022, as compared to a carrying amount and a fair value of $176.5 million as of March 26, 2022. The carrying value of our debt approximated its fair value due to the variable interest nature of the debt.

Note 6 – Cash Dividend

We paid dividends of $18.6 million during the six months ended September 24, 2022. The declaration and payment of future dividends will be at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, compliance with charter and Credit Facility restrictions, and such other factors as the Board of Directors deems relevant. Under our Credit Facility, there are no restrictions on our ability to declare dividends as long as we are in compliance with the covenants in the Credit Facility. For additional information regarding our Credit Facility, see Note 8.

Monro, Inc. Q2 2023 Form 10-Q	11

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

Revenues	Three Months Ended		Six Months Ended
(thousands)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Tires (a)	$157,905	$178,080	$330,969	$354,309
Maintenance	90,622	85,971	180,914	170,430
Brakes	47,062	48,173	96,217	94,148
Steering	27,613	28,086	57,594	56,352
Exhaust	5,921	6,581	12,196	12,370
Other	695	808	1,463	1,908
Total	$329,818	$347,699	$679,353	$689,517

(a) Includes the sale of tire road hazard warranty agreements and tire delivery commissions.

Revenue from the sale of tire road hazard warranty agreements is initially deferred and is recognized over the contract period as costs are expected to be incurred in performing such services, typically 21 to 36 months. The deferred revenue balances at September 24, 2022 and March 26, 2022 were $21.5 million and $20.6 million, respectively, of which $14.8 million and $14.2 million, respectively, are reported in Deferred revenue and $6.7 million and $6.4 million, respectively, are reported in Other long-term liabilities in our Consolidated Balance Sheets.

Changes in Deferred Revenue
(thousands)
Balance at March 26, 2022	$20,632
Deferral of revenue	11,355
Recognition of revenue	(10,464)
Balance at September 24, 2022	$21,523

As of September 24, 2022, we expect to recognize $8.9 million of deferred revenue related to road hazard warranty agreements in the remainder of fiscal 2023, $9.5 million of deferred revenue during our fiscal year ending March 30, 2024, and $3.1 million of deferred revenue thereafter.

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

Monro, Inc. Q2 2023 Form 10-Q	12

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

Within the Credit Facility, we have a sub-facility of $80 million available for the purpose of issuing standby letters of credit. The sub-facility requires fees aggregating 87.5 to 212.5 basis points annually of the face amount of each standby letter of credit, payable quarterly in arrears. There was a $29.6 million outstanding letter of credit at September 24, 2022.

There was $130.0 million outstanding and $440.4 million available under the Credit Facility at September 24, 2022.

We were in compliance with all debt covenants at September 24, 2022.

Note 9 – Commitments and Contingencies

Commitments

Commitments Due by Period		Within	2 to	4 to	After
(thousands)	Total	1 Year	3 Years	5 Years	5 Years
Principal payments on long-term debt	$130,000		$130,000
Finance lease commitments/financing obligations (a)	450,199	$55,672	104,877	$93,858	$195,792
Operating lease commitments (a)	263,732	42,132	77,216	60,971	83,413
Accrued rent	455	370	32	25	28
Total	$844,386	$98,174	$312,125	$154,854	$279,233

(a)Finance and operating lease commitments represent future undiscounted lease payments and include $96.2 million and $63.4 million, respectively, related to options to extend lease terms that are reasonably certain of being exercised.

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

Monro, Inc. Q2 2023 Form 10-Q	13

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

Note 10 – Share Repurchase

On May 19, 2022, our Board of Directors authorized a share repurchase program for the repurchase of up to $150 million of shares of our common stock. The Board of Directors did not specify a date upon which the authorization will expire. Shares repurchased under this authorization will become treasury shares.

We periodically repurchased shares of our common stock under the repurchase program through open market transactions.

Share Repurchase Activity	Three Months Ended	Six Months Ended
(thousands, except per share data)	September 24, 2022	September 24, 2022
Number of shares purchased	1,203.8	1,617.4
Average price paid per share	$44.82	$44.00
Total repurchased	$53,962	$71,166

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted into law. The IRA includes a one percent excise tax on stock repurchase. The new excise tax equals one percent of the fair market value of the stock repurchased, less the fair market value of stock issued, during the tax year. The excise tax applies to repurchases of stock after December 31, 2022.

Monro, Inc. Q2 2023 Form 10-Q	14

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Economic Conditions

The United States economy experienced high inflation during the first half of fiscal 2023 and there are market expectations that inflation may remain at elevated levels for a sustained period. In addition, labor availability has continued to be constrained and market labor costs have continued to increase. The U.S. Federal Reserve Board also increased interest rates during fiscal 2023 with additional rate increases expected in the coming months. These conditions may give rise to an economic slowdown, and perhaps a recession, and could further increase our costs and/or impact our revenues. It is unclear whether the current economic conditions and government responses to these conditions, including inflation, and increasing interest rates will result in an economic slowdown or recession in the United States. If that occurs, demand for our products and services may decline, possibly significantly, which may significantly and adversely impact our business, results of operations and financial position.

Recent Divestiture

On June 17, 2022, we completed the sale of assets relating to our wholesale tire operations (seven locations) and internal tire distribution operations to American Tire Distributors, Inc. (“ATD”). We expect to receive total consideration of $102 million, consisting of $62 million paid by ATD at closing, of which $5 million is currently being held in escrow, and the remaining $40 million will be paid quarterly over approximately two years based on our tire purchases from or through ATD pursuant to a distribution and fulfillment agreement. For details regarding the sale, see Note 2 to our consolidated financial statements. In the three months ended September 24, 2022, we experienced lower top-line sales due to the sale of our wholesale tire operations to ATD and we incurred $1.3 million in costs in connection with restructuring and elimination of certain executive management positions upon completion of the divestiture.

Financial Summary

Second quarter 2023 included the following notable items:

•Diluted earnings per common share (“EPS”) were $0.40.

•Adjusted diluted EPS, a non-GAAP measure, were $0.43.

•Sales decreased 5.1 percent, due to lower overall tire sales because of the sale of our wholesale tire operations.

•Comparable store sales increased 1.3 percent, driven primarily by an approximately 10 percent comparable store sales increase in approximately 300 of our small or underperforming stores.

•Operating income of $23.5 million was 31.9 percent lower than the comparable prior-year period, driven primarily by a decrease in gross profit.

•Net income was $13.1 million.

•Adjusted net income, a non-GAAP measure, was $14.0 million.

Earnings Per Common Share	Three Months Ended			Six Months Ended
	September 24, 2022	September 25, 2021	Change	September 24, 2022	September 25, 2021	Change
Diluted EPS	$0.40	$0.62	(35.5)%	$0.77	$1.08	(28.7)%
Adjustments	0.03	0.00		0.08	0.09
Adjusted diluted EPS	$0.43	$0.62	(30.6)%	$0.85	$1.17	(27.4)%

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

Monro, Inc. Q2 2023 Form 10-Q	15

MANAGEMENT’S DISCUSSION AND ANALYSIS

Analysis of Results of Operations

Summary of Operating Income	Three Months Ended			Six Months Ended
(thousands)	September 24, 2022	September 25, 2021	Change	September 24, 2022	September 25, 2021	Change
Sales	$329,818	$347,699	(5.1)%	$679,353	$689,517	(1.5)%
Cost of sales, including distribution and occupancy costs	213,083	217,016	(1.8)	440,429	432,903	1.7
Gross profit	116,735	130,683	(10.7)	238,924	256,614	(6.9)
Operating, selling, general and administrative expenses	93,262	96,205	(3.1)	189,197	194,219	(2.6)
Operating income	$23,473	$34,478	(31.9)%	$49,727	$62,395	(20.3)%

Sales

Sales include automotive undercar repair, tire replacement and tire related service sales, net of discounts, returns, etc., and revenue from the sale of warranty agreements and commissions earned from the delivery of tires. See Note 7 to our consolidated financial statements for further information. We use comparable store sales to evaluate the performance of our existing stores by measuring the change in sales for a period over the comparable, prior-year period of equivalent length. There were 91 selling days in the three months ended September 24, 2022 and in the three months ended September 25, 2021, and 181 selling days in the six months ended September 24, 2022 and in the six months ended September 25, 2021.

Sales growth – from both comparable store sales and new stores – represents an important driver of our long-term profitability. We expect that comparable store sales growth will significantly impact our total sales growth. We believe that our ability to successfully differentiate our customers’, often referred to as “guests”, experience through a careful combination of merchandise assortment, price strategy, convenience, and other factors will, over the long-term, drive both increasing guest traffic and the average ticket amount spent.

Sales	Three Months Ended		Six Months Ended
(thousands)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Sales	$329,818	$347,699	$679,353	$689,517
Dollar change compared to prior year	$(17,881)		$(10,164)
Percentage change compared to prior year	(5.1)%		(1.5)%

The sales decrease was due to a decrease in sales from closed stores, driven by the sale of our wholesale tire operations in the first quarter of fiscal 2023. Sales for the wholesale locations were approximately $28.7 million in the three months ended September 25, 2021. This was partially offset by an increase in sales from new stores and an increase in comparable store sales from an increase in average ticket amount. The following table shows the primary drivers of the change in sales for each of the three months and six months ended September 24, 2022, as compared to the same periods ended September 25, 2021.

Sales Percentage Change	Three Months Ended	Six Months Ended
	September 24, 2022	September 24, 2022
Sales change	(5.1)%	(1.5)%
Primary drivers of change in sales
Closed store sales (a)	(8.5)%	(4.9)%
New store sales (b)	2.3%	2.8%
Comparable store sales (c)	1.3%	0.8%

(a)Sales from the wholesale locations sold to ATD constitute most of the change between the three months ended September 24, 2022 and September 25, 2021 and the six months ended September 24, 2022 and September 25, 2021.

(b)Sales from the fiscal 2022 acquisitions represent the change between the three months ended September 24, 2022 and September 25, 2021 and the six months ended September 24, 2022 and September 25, 2021.

(c)Comparable store sales at our retail locations increased by 2.0 percent for the six months ended September 24, 2022.

Broad-based inflationary pressures impacting consumers, including higher fuel prices and the negative impact on miles driven, partly led to lower demand in some of our key service categories during the three and six months ended September 24, 2022. We expect the inflationary environment to continue to impact our customers throughout the remainder of fiscal 2023.

Monro, Inc. Q2 2023 Form 10-Q	16

MANAGEMENT’S DISCUSSION AND ANALYSIS

Comparable Store Product Category Sales Change	Three Months Ended		Six Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Tires (a)	6%	10%	3%	17%
Maintenance service	1%	15%	1%	27%
Brakes	(5)%	33%	(2)%	44%
Alignment	(8)%	31%	(5)%	42%
Front end/shocks	(5)%	16%	(0)%	27%
Exhaust	(11)%	9%	(3)%	20%

(a)Comparable store tire sales increased five percent at our retail locations during the six months ended September 24, 2022.

For the three and six months ended September 25, 2021, the comparable store sales increase across all product categories reflect higher traffic and higher average ticket sales compared to the prior period in which the coronavirus (“COVID-19”) pandemic had a more volatile impact on demand.

Sales by Product Category	Three Months Ended		Six Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Tires	48%	51%	49%	52%
Maintenance service	28	25	27	25
Brakes	15	14	14	14
Steering (a)	8	8	9	8
Exhaust	1	2	1	1
Total	100%	100%	100%	100%

(a)Steering product category includes front end/shocks and alignment product category sales.

Change in Number of Company-Operated Retail Stores	Three Months Ended		Six Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Beginning store count	1,303	1,291	1,304	1,263
Opened (a)	—	—	3	30
Closed	(6)	(3)	(10)	(5)
Ending store count	1,297	1,288	1,297	1,288

(a) The stores opened in the six months ended September 25, 2021 relate to stores acquired from the fiscal 2022 acquisition.

Cost of Sales and Gross Profit

Gross Profit	Three Months Ended		Six Months Ended
(thousands)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Gross profit	$116,735	$130,683	$238,924	$256,614
Percentage of sales	35.4%	37.6%	35.2%	37.2%
Dollar change compared to prior year	$(13,948)		$(17,690)
Percentage change compared to prior year	(10.7)%		(6.9)%

The decrease in gross profit, as a percentage of sales, of 220 and 200 basis points (“bps”) for the three and six months ended September 24, 2022, respectively, as compared to the prior year comparable period were primarily due to an increase in retail material costs, which increased as a percentage of sales, as a result of a shift to a higher mix of tire sales at our retail locations and because we intentionally did not pass through in price increases the inflationary impact on material costs to a consumer already impacted by inflationary conditions. The decrease in gross profit, as a percentage of sales, was also partially due to an increase in technician labor costs, as a percentage of sales, as we made an incremental investment in technician labor costs during the last 12 months to support current and future sales growth. We do not expect further significant incremental investment in technician headcount. Partially offsetting these increases was the impact from our wholesale operations which were sold during the first three months of fiscal 2023.

Gross Profit as a Percentage of Sales Change	Three Months Ended		Six Months Ended
	September 24, 2022		September 24, 2022
Gross profit change	(220)	bps	(200)	bps
Primary drivers of change in gross profit as a percentage of sales
Retail material costs	(380)	bps	(260)	bps
Technician labor costs	(100)	bps	(130)	bps
Retail distribution and occupancy costs	-	bps	-	bps
Impact from sale of wholesale operations	270	bps	200	bps

Monro, Inc. Q2 2023 Form 10-Q	17

MANAGEMENT’S DISCUSSION AND ANALYSIS

OSG&A Expenses

OSG&A Expenses	Three Months Ended		Six Months Ended
(thousands)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
OSG&A Expenses	$93,262	$96,205	$189,197	$194,219
Percentage of sales	28.3%	27.7%	27.8%	28.2%
Dollar change compared to prior year	$(2,943)		$(5,022)
Percentage change compared to prior year	(3.1)%		(2.6)%

The decrease of $2.9 million and $5.0 million in OSG&A expenses for the three months and six months ended September 24, 2022, respectively, from the comparable prior year period is primarily due to decreased expenses from comparable stores mainly a result of cost control during the three months ended September 24, 2022. The decrease in OSG&A expenses for the three months and six months ended September 24, 2022 is also partially due to the gain on the sale of our wholesale tire locations and tire distribution assets, net of closing costs and costs associated with the closing of a related warehouse that were finalized during the three months ended September 24, 2022, as well as lower expenses from 12 retail stores closed and our wholesale tire locations that were sold, as compared to the prior year comparable period, and for the six months ended September 24, 2022, a decrease in litigation settlement costs. Partially offsetting these decreases were increased expenses for the three months and six months ended September 24, 2022 from 21 new stores as well as an increase in executive management restructuring costs incurred upon completion of the sale of our wholesale tire and tire distribution assets and an increase in costs related to shareholder matters.

OSG&A Expenses Change	Three Months Ended	Six Months Ended
(thousands)	September 24, 2022	September 24, 2022
OSG&A expenses change	$(2,943)	$(5,022)
Drivers of change in OSG&A expenses
Decrease from comparable stores	$(4,507)	$(4,120)
Decrease in litigation settlement costs	$-	$(3,920)
Decrease from gain on sale of wholesale tire locations and tire distribution assets, net	$(788)	$(1,968)
Decrease from closed retail stores and wholesale tire locations sold	$(1,257)	$(1,810)
Increase from new stores	$1,954	$5,141
Increase in management restructuring costs	$1,338	$1,338
Increase in costs related to shareholder matters	$317	$317

Other Performance Factors

Net Interest Expense

Net interest expense of $5.7 million for the three months ended September 24, 2022 decreased $0.6 million as compared to the prior year period, and decreased as a percentage of sales from 1.8 percent to 1.7 percent. Weighted average debt outstanding for the three months ended September 24, 2022 decreased by approximately $93 million as compared to the three months ended September 25, 2021. This decrease is primarily related to a decrease in debt outstanding under the Credit Facility. The weighted average interest rate increased approximately 30 basis points from the prior year quarter due primarily to an increase in Credit Facility borrowing rates.

Net interest expense for the six months ended September 24, 2022 decreased $1.9 million as compared to the same period in the prior year, and decreased from 1.9 percent to 1.7 percent as a percentage of sales for the same periods. Weighted average debt outstanding decreased by approximately $78 million and the weighted average interest rate was relatively flat as compared to the same period of the prior year.

Provision for Income Taxes

Our effective income tax rate for the three months and six months ended September 24, 2022 was 26.6 percent and 33.6 percent, respectively, compared with 25.7 percent and 25.6 percent in the comparable prior-year periods. Our effective income tax rate for the six months ended September 24, 2022 was higher by 6.9 percent because of discrete tax impacts from the divestiture of assets relating to our wholesale tire operations and internal tire distribution operations as well as the revaluation of deferred tax balances due to changes in the mix of pre-tax income in various U.S. state jurisdictions because of the divestiture. Our effective income tax rate for the three months and six months ended September 24, 2022 was higher by 0.5 percent and 0.7 percent, respectively, due to the discrete tax impact related to share-based awards.

Monro, Inc. Q2 2023 Form 10-Q	18

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

Adjusted net income is summarized as follows:

Reconciliation of Adjusted Net Income	Three Months Ended		Six Months Ended
(thousands)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Net income	$13,121	$20,985	$25,605	$36,666
Gain on sale of wholesale tire locations and tire distribution assets, net (a)	(788)	—	(1,968)	—
Store closing costs	230	(158)	226	(430)
Monro.Forward initiative costs	19	48	42	151
Acquisition due diligence and integration costs	1	110	(9)	420
Litigation settlement costs	—	—	—	3,920
Management restructuring/transition costs (b)	1,338	—	1,338	59
Costs related to shareholder matters	317	—	317	—
Provision for income taxes on pre-tax adjustments	(280)	—	13	(997)
Certain discrete tax items (c)	—	—	2,644	—
Adjusted net income	$13,958	$20,985	$28,208	$39,789

(a)Amount includes gain on sale, net of closing costs and costs associated with the closing of a related warehouse.

(b)Costs incurred in 2023 in connection with restructuring and elimination of certain executive management positions upon completion of our sale of wholesale tire locations and tire distribution assets.

(c)Certain discrete items related to the sale of our wholesale tire locations and tire distribution assets as well as the revaluation of deferred tax balances due to changes in the mix of pre-tax income in various U.S. state jurisdictions because of the sale.

In the Reconciliation of Adjusted Net Income, we determined the Provision for income taxes on pre-tax adjustments by calculating our estimated annual effective income tax rate on pre-tax income before giving effect to any discrete tax items and applying it to the pre-tax adjustments.

Adjusted diluted EPS is summarized as follows:

Reconciliation of Adjusted Diluted EPS	Three Months Ended		Six Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Diluted EPS	$0.40	$0.62	$0.77	$1.08
Gain on sale of wholesale tire locations and tire distribution assets, net	(0.02)	—	(0.05)	—
Store closing costs (d)	0.01	(0.00)	0.01	(0.01)
Monro.Forward initiative costs (d)	0.00	0.00	0.00	0.00
Acquisition due diligence and integration costs (d)	0.00	0.00	0.00	0.01
Litigation settlement costs	—	—	—	0.09
Management restructuring/transition costs (d)	0.03	—	0.03	0.00
Costs related to shareholder matters	0.01	—	0.01	—
Certain discrete tax items	—	—	0.08	—
Adjusted diluted EPS	$0.43	$0.62	$0.85	$1.17

(d)Amounts, in the periods presented, may be too minor in amount, net of the impact from income taxes, to have an impact on the calculation of adjusted diluted EPS.

The pre-tax adjustments to diluted EPS reflect estimated annual effective income tax rates on pre-tax income before giving effect to discrete items of 25.1 percent and 24.3 percent for the three months ended September 24, 2022 and September 25, 2021, respectively, and 25.0 percent and 24.2 percent for the six months ended September 24, 2022 and September 25, 2021, respectively. See the pre-tax adjustments from the Reconciliation of Adjusted Net Income table above for pre-tax amounts.

Monro, Inc. Q2 2023 Form 10-Q	19

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Material Cash Requirements

We currently expect our capital expenditures to support our projects, including upgrading our facilities and systems, to be $40 million to $50 million in the aggregate in 2023. Additionally, we have contractual finance lease and operating lease commitments with landlords through October 2040 for $554.4 million in lease payments, of which $96.6 million is due within one year. For details regarding these lease commitments, see Note 9 to our consolidated financial statements.

As of September 24, 2022, we had $130.0 million outstanding under the Credit Facility, none of which is due in the succeeding 12 months. For details regarding our indebtedness that is due, see Note 8 to our consolidated financial statements.

We paid cash dividends totaling $18.6 million ($0.56 per share) during the six months ended September 24, 2022. For details regarding our cash dividend, see Note 6 to our consolidated financial statements.

We returned $71.2 million to shareholders through share repurchases during the six months ended September 24, 2022. For details regarding our share repurchase program, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” of this report and Note 10 to our consolidated financial statements.

Working Capital Management

We work with suppliers to optimize payment terms and conditions on accounts payable to enhance timing of working capital and cash flows. As part of these efforts, we facilitate a voluntary supply chain finance program to provide suppliers with the opportunity to sell receivables due from Monro to a participating financial institution. For details regarding our supply chain finance program, see Note 1 to our consolidated financial statements.

Sources and Conditions of Liquidity

Our sources to fund our material cash requirements are predominantly cash from operations, availability under our Credit Facility, and cash and equivalents on hand.

As of September 24, 2022, we had $9.8 million of cash and equivalents. In addition, we had $440.4 million available under the Credit Facility as of September 24, 2022.

We believe that our current sources of funds will provide us with adequate liquidity during the 12-month period following September 24, 2022, as well as in the long-term.

Monro, Inc. Q2 2023 Form 10-Q	20

MANAGEMENT’S DISCUSSION AND ANALYSIS

Summary of Cash Flows

The following table presents a summary of our cash flows from operating, investing and financing activities.

Summary of Cash Flows	Six Months Ended
(thousands)	September 24, 2022	September 25, 2021
Cash provided by operating activities	$120,289	$102,318
Cash provided by (used for) investing activities	37,917	(71,209)
Cash used for financing activities	(156,360)	(54,426)
Increase (decrease) in cash and equivalents	1,846	(23,317)
Cash and equivalents at beginning of period	7,948	29,960
Cash and equivalents at end of period	$9,794	$6,643

Cash provided by operating activities

For the six months ended September 24, 2022, cash provided by operating activities was $120.3 million, which consisted of net income of $25.6 million, adjusted by non-cash charges of $38.3 million and by a change in operating assets and liabilities of $56.4 million. The non-cash charges were largely driven by $39.4 million of depreciation and amortization. The change in operating assets and liabilities was primarily due to accounts payable and accrued liabilities, net of vendor rebate receivables, being a source of cash of $16.6 million driven by timing of payments as well as our supply chain finance program being a source of cash as we improved our cash flow by $48.2 million. These sources of cash were partially offset by our inventory balance being a use of cash of $6.1 million due to increased inventory purchases

For the six months ended September 25, 2021, cash provided by operating activities was $102.3 million, which consisted of net income of $36.7 million, adjusted by non-cash charges of $49.1 million and by a change in operating assets and liabilities of $16.5 million. The non-cash charges were largely driven by $40.3 million of depreciation and amortization. The change in operating assets and liabilities was primarily due to accounts payable and accrued liabilities, net of vendor rebate receivables, being a source of cash of $10.4 million driven by timing of payments, as well as our federal and state income taxes receivable being a source of cash of $8.6 million due largely to an income tax refund that was received. These sources of cash were partially offset by our inventory balance being a use of cash of $1.7 million due to increased inventory purchases.

Cash provided by / used for investing activities

For the six months ended September 24, 2022, cash provided by investing activities was $37.9 million. This was primarily due to cash from the sale of our wholesale tire locations and tire distribution assets for $56.6 million, partially offset by cash used for capital expenditures, including property and equipment, of $19.6 million.

For the six months ended September 25, 2021, cash used for investing activities was $71.2 million. This was primarily due to cash used for acquisitions and capital expenditures, including property and equipment, of $62.3 million and $10.0 million, respectively. Included in the $62.3 million used for acquisitions was $0.8 million paid to the seller of the 2021 acquisition as the lease assignment for one store location was finalized during the period.

Cash used for financing activities

For the six months ended September 24, 2022, cash used for financing activities was $156.4 million which was primarily due to payment on our Credit Facility, net of amounts borrowed during the period, of $46.4 million, as well as payment of finance lease principal and dividends of $20.1 million and $18.6 million, respectively. Also, we used $71.2 million to repurchase common stock during the period.

For the six months ended September 25, 2021, cash used for financing activities was $54.4 million which was due to payment of the Credit Facility, net of amounts borrowed during the period, finance lease principal of $20.0 million and $19.4 million, respectively, as well as payment of dividends of $17.0 million.

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

Monro, Inc. Q2 2023 Form 10-Q	21

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 1 to our consolidated financial statements for a discussion of the impact of recently issued accounting standards on our consolidated financial statements as of September 24, 2022 and the expected impact on the consolidated financial statements for future periods.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they address future events, developments, and results and do not relate strictly to historical facts. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements include, without limitation, statements preceded by, followed by, or including words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “strategy,” “will,” “would” and variations thereof and similar expressions. Forward-looking statements are subject to risks, uncertainties, and other important factors that could cause actual results to differ materially from those expressed. For example, our forward-looking statements include, without limitation, statements regarding:

•the potential effect of general business or economic conditions on our business, including the direct and indirect effects of the COVID-19 pandemic and the Russian invasion of Ukraine on the economy, inflation, consumer demand and spending levels, and labor shortages in our markets;

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

•our failure to protect customer and employee personal data;

•our ability to realize the expected benefits of the transaction with American Tire Distributors, Inc.;

•risks relating to acquisitions and the integration of acquired businesses with ours;

Monro, Inc. Q2 2023 Form 10-Q	22

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Monro, Inc. Q2 2023 Form 10-Q	23

DISCLOSURES ABOUT MARKET RISK & CONTROLS AND PROCEDURES

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from potential changes in interest rates. As of September 24, 2022, excluding finance leases and financing obligations, we had no debt financing at fixed interest rates, for which the fair value would be affected by changes in market interest rates. Our cash flow exposure on floating rate debt would result in annual interest expense fluctuations of approximately $1.3 million based upon our debt position at September 24, 2022 and approximately $1.8 million based upon our debt position at March 26, 2022, given a change in LIBOR (or replacement index) of 100 basis points.

Debt financing had a carrying amount that approximates a fair value of $130.0 million as of September 24, 2022, as compared to a carrying amount and a fair value of $176.5 million as of March 26, 2022.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 24, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Monro, Inc. Q2 2023 Form 10-Q	24

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 19, 2022, our Board of Directors authorized a share repurchase program for the repurchase of up to $150 million of shares of our common stock with no stated expiration. Under the program, we have repurchased 1.6 million shares of common stock at an average price of $44.00, for a total investment of $71.2 million. The table below presents information with respect to Monro common stock purchases made during the three months ended September 24, 2022, by Monro or any “affiliated purchaser” of Monro, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Share Repurchase Activity				Dollar Value of
		Average	Total Number of	Shares that May
	Total Number	Price	Shares Purchased	Yet Be Purchased
	of Shares	Paid per	as Part of Publicly	Under Publicly
Period	Purchased	Share	Announced Programs	Announced Programs
June 26, 2022 through July 23, 2022	950,672	$44.32	950,672	$90,661,107
July 24, 2022 through August 27, 2022	205,906	47.35	205,906	80,912,200
August 28, 2022 through September 24, 2022	47,267	43.96	47,267	78,833,623
Total	1,203,845	$44.82	1,203,845	$78,833,623

Monro, Inc. Q2 2023 Form 10-Q	25

EXHIBITS

Item 6. Exhibits

Exhibit Index
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
101.LAB - XBRL Taxonomy Extension Label Linkbase
101.PRE - XBRL Taxonomy Extension Presentation Linkbase
101.SCH - XBRL Taxonomy Extension Schema Linkbase
101.DEF - XBRL Taxonomy Extension Definition Linkbase
101.CAL - XBRL Taxonomy Extension Calculation Linkbase
104 - Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

Monro, Inc. Q2 2023 Form 10-Q	26

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONRO, INC.

DATE: October 31, 2022	By:	/s/ Michael T. Broderick
Michael T. Broderick
President and Chief Executive Officer (Principal Executive Officer)

DATE: October 31, 2022	By:	/s/ Brian J. D’Ambrosia
Brian J. D’Ambrosia
Executive Vice President – Finance, Chief Financial Officer and
Treasurer (Principal Financial Officer and Principal Accounting Officer)

Monro, Inc. Q2 2022 Form 10-Q	27