Form 10-Q
period 2022-12-24
MONRO, INC.
filed 2023-01-30
CIK 876427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________________________________

FORM 10-Q

____________________________________________________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 24, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐  Yes     ☒  No

As of January 20, 2023, 31,396,352 shares of the registrant's common stock, $0.01 par value per share, were outstanding.

Monro, Inc. Q3 2023 Form 10-Q	2

CONSOLIDATED FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

(thousands, except footnotes) (unaudited)	December 24, 2022	March 26, 2022
Assets
Current assets
Cash and equivalents	$12,999	$7,948
Accounts receivable	13,172	14,797
Inventories	141,348	166,271
Other current assets	101,062	56,486
Total current assets	268,581	245,502
Property and equipment, net	307,427	315,193
Finance lease and financing obligation assets, net	227,716	268,406
Operating lease assets, net	211,251	213,588
Goodwill	730,486	776,714
Intangible assets, net	17,265	26,682
Other non-current assets	34,091	20,174
Long-term deferred income tax assets	2,358	5,153
Total assets	$1,799,175	$1,871,412
Liabilities and shareholders' equity
Current liabilities
Current portion of finance leases and financing obligations	$40,102	$42,092
Current portion of operating lease liabilities	36,513	34,692
Accounts payable	228,355	131,989
Federal and state income taxes payable	5,190	2,921
Accrued payroll, payroll taxes and other payroll benefits	22,555	18,540
Accrued insurance	49,492	49,391
Deferred revenue	15,475	14,153
Other current liabilities	29,667	28,186
Total current liabilities	427,349	321,964
Long-term debt	130,000	176,466
Long-term finance leases and financing obligations	308,041	357,475
Long-term operating lease liabilities	191,199	192,637
Other long-term liabilities	11,737	10,821
Long-term deferred income tax liabilities	28,971	28,560
Long-term income taxes payable	695	583
Total liabilities	1,097,992	1,088,506
Commitments and contingencies - Note 9
Shareholders' equity:
Class C Convertible Preferred stock	29	29
Common stock	400	399
Treasury stock	(205,648)	(108,729)
Additional paid-in capital	249,072	244,577
Accumulated other comprehensive loss	(4,790)	(4,494)
Retained earnings	662,120	651,124
Total shareholders' equity	701,183	782,906
Total liabilities and shareholders' equity	$1,799,175	$1,871,412

Class C Convertible Preferred stock Authorized 150,000 shares, $1.50 par value, $0.064 conversion value; 19,664 shares issued and outstanding

Common stock Authorized 65,000,000 shares, $0.01 par value; 39,957,473 shares issued as of December 24, 2022 and 39,906,561 shares issued as of March 26, 2022

Treasury stock 8,561,121 shares as of December 24, 2022 and 6,359,871 shares as of March 26, 2022, at cost

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. Q3 2023 Form 10-Q	3

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Income and Comprehensive Income

	Three Months Ended		Nine Months Ended
(thousands, except per share data) (unaudited)	December 24, 2022	December 25, 2021	December 24, 2022	December 25, 2021
Sales	$335,193	$341,781	$1,014,546	$1,031,298
Cost of sales, including distribution and occupancy costs	221,742	221,199	662,171	654,102
Gross profit	113,451	120,582	352,375	377,196
Operating, selling, general and administrative expenses	89,605	93,146	278,802	287,366
Operating income	23,846	27,436	73,573	89,830
Interest expense, net of interest income	5,949	5,676	17,312	18,893
Other income, net	(98)	(43)	(275)	(138)
Income before income taxes	17,995	21,803	56,536	71,075
Provision for income taxes	4,961	5,516	17,897	18,122
Net income	$13,034	$16,287	$38,639	$52,953
Other comprehensive loss
Changes in pension, net of tax	(98)	(102)	(296)	(308)
Other comprehensive loss	(98)	(102)	(296)	(308)
Comprehensive income	$12,936	$16,185	$38,343	$52,645
Earnings per share
Basic	$0.41	$0.48	$1.18	$1.57
Diluted	$0.41	$0.48	$1.17	$1.56
Weighted average common shares outstanding
Basic	31,470	33,542	32,386	33,521
Diluted	31,985	34,056	32,890	34,036

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. Q3 2023 Form 10-Q	4

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Changes in Shareholders’ Equity

	Class C							Accumulated
	Convertible						Additional	Other
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Comprehensive	Retained	Total
(thousands) (unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at September 25, 2021	20	$29	39,900	$399	6,360	$(108,729)	$242,061	$(4,825)	$643,983	$772,918
Net income									16,287	16,287
Other comprehensive loss
Pension liability adjustment								(102)		(102)
Dividends declared
Preferred									(120)	(120)
Common									(8,722)	(8,722)
Dividend payable									(38)	(38)
Stock options and restricted stock			6	—			30			30
Stock-based compensation							1,258			1,258
Balance at December 25, 2021	20	$29	39,906	$399	6,360	$(108,729)	$243,349	$(4,927)	$651,390	$781,511

Balance at September 24, 2022	20	$29	39,957	$400	7,977	$(179,944)	$247,907	$(4,692)	$658,070	$721,770
Net income									13,034	13,034
Other comprehensive loss
Pension liability adjustment								(98)		(98)
Dividends declared
Preferred									(129)	(129)
Common									(8,791)	(8,791)
Dividend payable									(64)	(64)
Repurchase of stock					584	(25,704)				(25,704)
Stock options and restricted stock							10			10
Stock-based compensation							1,155			1,155
Balance at December 24, 2022	20	$29	39,957	$400	8,561	$(205,648)	$249,072	$(4,790)	$662,120	$701,183

Balance at March 27, 2021	20	$29	39,848	$398	6,360	$(108,729)	$238,244	$(4,619)	$624,361	$749,684
Net income									52,953	52,953
Other comprehensive loss
Pension liability adjustment								(308)		(308)
Dividends declared
Preferred									(350)	(350)
Common									(25,483)	(25,483)
Dividend payable									(91)	(91)
Stock options and restricted stock			58	1			1,975			1,976
Stock-based compensation							3,130			3,130
Balance at December 25, 2021	20	$29	39,906	$399	6,360	$(108,729)	$243,349	$(4,927)	$651,390	$781,511

Balance at March 26, 2022	20	$29	39,907	$399	6,360	$(108,729)	$244,577	$(4,494)	$651,124	$782,906
Net income									38,639	38,639
Other comprehensive loss
Pension liability adjustment								(296)		(296)
Dividends declared
Preferred									(386)	(386)
Common									(27,096)	(27,096)
Dividend payable									(161)	(161)
Repurchase of stock					2,201	(96,919)				(96,919)
Stock options and restricted stock			50	1			296			297
Stock-based compensation							4,199			4,199
Balance at December 24, 2022	20	$29	39,957	$400	8,561	$(205,648)	$249,072	$(4,790)	$662,120	$701,183

We declared $0.28 and $0.26 dividends per common share or equivalent for the three months ended December 24, 2022 and December 25, 2021, respectively, and $0.84 and $0.76 dividends per common share or equivalent for the nine months ended December 24, 2022 and December 25, 2021, respectively.

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. Q3 2023 Form 10-Q	5

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows

	Nine Months Ended
(thousands) (unaudited)	December 24, 2022	December 25, 2021
Operating activities
Net income	$38,639	$52,953
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	58,201	60,454
Share-based compensation expense	4,199	3,130
Gain on disposal of assets	(2,748)	(507)
Gain on divestiture	(2,394)	—
Deferred income tax expense	3,306	9,633
Change in operating assets and liabilities (excluding acquisitions and divestitures)
Accounts receivable	(2,360)	615
Inventories	(12,319)	(5,952)
Other current assets	(18,156)	(8,046)
Other non-current assets	27,732	26,042
Accounts payable	96,366	5,515
Accrued expenses	5,323	2,771
Federal and state income taxes payable	2,269	10,899
Other long-term liabilities	(26,979)	(30,442)
Long-term income taxes payable	112	172
Cash provided by operating activities	171,191	127,237
Investing activities
Capital expenditures	(28,535)	(17,445)
Acquisitions, net of cash acquired	(954)	(83,167)
Proceeds from divestiture	56,586	—
Deferred proceeds received from divestiture	4,294	—
Proceeds from the disposal of assets	4,416	1,030
Other	(256)	122
Cash provided by (used for) investing activities	35,551	(99,460)
Financing activities
Proceeds from borrowings	139,176	139,862
Principal payments on long-term debt, finance leases and financing obligations	(215,439)	(163,985)
Repurchase of stock	(96,919)	—
Exercise of stock options	—	2,110
Dividends paid	(27,482)	(25,713)
Deferred financing costs	(1,027)	(497)
Cash used for financing activities	(201,691)	(48,223)
Increase (decrease) in cash and equivalents	5,051	(20,446)
Cash and equivalents at beginning of period	7,948	29,960
Cash and equivalents at end of period	$12,999	$9,514
Supplemental information
Leased assets (reduced) obtained in exchange for (reduced) new finance lease liabilities	$(10,436)	$7,307
Leased assets obtained in exchange for new operating lease liabilities	$25,963	$8,114

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. Q3 2023 Form 10-Q	6

Monro, Inc. Q3 2023 Form 10-Q	7

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

Note 1 – Description of Business and Basis of Presentation

Description of business

Monro, Inc. and its direct and indirect subsidiaries (together, “Monro”, the “Company”, “we”, “us”, or “our”), are engaged principally in providing automotive undercar repair and tire replacement sales and tire related services in the United States. Monro had 1,296 Company-operated retail stores located in 32 states and 79 franchised locations as of December 24, 2022.

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

Other recent authoritative guidance issued by the FASB (including technical corrections to the Accounting Standards Codification (“ASC”)) and the SEC did not or are not expected to have a material effect on our consolidated financial statements.

Working capital management

As part of our ongoing efforts to manage our working capital and improve our cash flow, we work with suppliers to optimize our purchasing terms and conditions, including extending payment terms. We also facilitate a voluntary supply chain financing program to

Monro, Inc. Q3 2023 Form 10-Q	8

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

Supplemental information

Property and equipment, net: Property and equipment balances are shown on the Consolidated Balance Sheets net of accumulated depreciation of $422.3 million and $414.2 million as of December 24, 2022 and March 26, 2022, respectively.

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

Subsequent Event

Subsequent to December 24, 2022, we signed a definitive asset purchase agreement to complete the acquisition of five retail tire and automotive repair stores located in Iowa and Illinois.  This transaction is expected to close during the fourth quarter of fiscal 2023 and is expected to be financed through our Credit Facility, as defined in Note 8.

2023

On December 4, 2022, we acquired one retail tire and automotive repair store located in Wisconsin from Spinler’s Service Systems, Inc. for $0.4 million. This store operates under the Car-X name. The acquisition was financed through our Credit Facility. The results of operations for this acquisition are included in our financial results from the acquisition date.

The acquisition resulted in goodwill related to, among other things, growth opportunities, synergies and economies of scale expected from combining the business with ours, as well as unidentifiable intangible assets. All of the goodwill is expected to be deductible for tax purposes.

We expensed all costs related to the acquisition in the three months ended December 24, 2022. These costs are included in the Consolidated Statements of Income and Comprehensive Income primarily under operating, selling, general and administrative (“OSG&A”) expenses and were not material to the Consolidated Statements of Income and Comprehensive Income for the three months and nine months ended December 24, 2022.

Sales related to the completed acquisition for the period from acquisition date through December 24, 2022 were not material to the Consolidated Statements of Income and Comprehensive Income for the three months and nine months ended December 24, 2022.

Supplemental pro forma information for the current or prior reporting periods has not been presented due to the impracticability of obtaining detailed, accurate or reliable data for the periods the acquired entity was not owned by Monro.

We accounted for the 2023 acquisition as a business combination using the acquisition method of accounting in accordance with the FASB ASC Topic 805, “Business Combinations.” The assets acquired and liabilities assumed were recorded at their acquisition-date fair values and were consolidated with those of the Company as of the acquisition date. The acquisition-date fair values were assigned on preliminary valuations and estimates, and the excess of the consideration transferred over the net identifiable assets acquired was recorded as goodwill. The preliminary allocation of the consideration transferred was not material to the Consolidated Balance Sheet as of December 24, 2022.

We continue to refine the valuation data and estimates primarily related to inventory, property and equipment, intangible assets, real property leases, warranty reserves and certain liabilities for the 2023 acquisition and expect to complete the valuations no later than the first anniversary date of the acquisition. We anticipate that adjustments will continue to be made to the fair values of identifiable assets acquired and liabilities assumed, and those adjustments may or may not be material.

Monro, Inc. Q3 2023 Form 10-Q	9

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

2022

During the first nine months of fiscal 2022, we acquired the following businesses for an aggregate purchase price of $83.1 million. The acquisitions were financed through our Credit Facility. The results of operations for these acquisitions are included in our financial results from the respective acquisition dates.

•On December 5, 2021, we acquired 11 retail tire and automotive repair stores operating as Car-X franchise locations in Iowa from KR Jones Enterprises, Inc. These stores operate under the Car-X name.

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

We expensed all costs related to the acquisitions in the nine months ended December 25, 2021. The total costs related to the completed acquisitions were $0.2 million and $0.6 million for the three and nine months ended December 25, 2021, respectively. These costs are included in the Consolidated Statements of Income and Comprehensive Income primarily under OSG&A expenses.

Sales related to the completed acquisitions for the three and nine months ended December 25, 2021 totaled $13.7 million and $33.1 million, respectively, for the period from acquisition date through December 25, 2021.

Supplemental pro forma information for the current or prior reporting periods has not been presented due to the impracticability of obtaining detailed, accurate or reliable data for the periods the acquired entities were not owned by Monro.

We accounted for the 2022 acquisitions as a business combination using the acquisition method of accounting and we finalized the purchase accounting related to the 2022 acquisitions during fiscal 2023. As a result of the updated purchase price allocation for the acquisitions, certain of the fair value amounts previously estimated were adjusted during the measurement period. These measurement period adjustments resulted from updated valuation reports and appraisals received from our external valuation specialists, as well as revisions to internal estimates. The measurement period adjustments were not material to the Consolidated Balance Sheet as of December 24, 2022 and the Consolidated Statements of Income and Comprehensive Income for the three months and nine months ended December 24, 2022.

The acquired assets and liabilities assumed were recorded at their assigned acquisition-date fair values and were consolidated with those of the Company as of the acquisition date. The consideration transferred and net liabilities assumed were recorded as goodwill.

Monro, Inc. Q3 2023 Form 10-Q	10

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

2022 Acquisition-date Fair Values Assigned
(thousands)
Inventory	$1,298
Other current assets	424
Property and equipment	3,612
Finance lease and financing obligation assets	19,228
Operating lease assets	30,461
Intangible assets	4,820
Other non-current assets	79
Long-term deferred income tax assets	4,814
Total assets acquired	64,736
Current portion of finance leases and financing obligations	1,832
Current portion of operating lease liabilities	3,058
Deferred revenue	1,261
Other current liabilities	273
Long-term finance leases and financing obligations	26,061
Long-term operating lease liabilities	35,304
Other long-term liabilities	1,026
Total liabilities assumed	68,815
Total net identifiable liabilities assumed	$(4,079)
Total consideration transferred	$83,087
Less: total net identifiable liabilities assumed	(4,079)
Goodwill	$87,166

The total consideration of $83.1 million is comprised of $82.0 million in cash and $1.1 million which is due upon finalization of certain lease assignment terms for one store location.

We recorded $4.8 million amortizable intangible assets, including customer lists and a trade name, with a weighted-average amortizable period of approximately eight years. We have recorded acquired right-of-use assets at the present value of remaining lease payments adjusted to reflect favorable or unfavorable market terms of the lease.

Divestitures

2023

On June 17, 2022, we completed the divestiture of assets relating to our wholesale tire operations (seven locations) and internal tire distribution operations to American Tire Distributors, Inc. (“ATD”). We received $62 million from ATD at the closing of the transaction, of which $5 million is currently being held in escrow. The remaining $40 million (“Earnout”) of the total consideration of $102 million will be paid quarterly over approximately two years based on our tire purchases from or through ATD pursuant to a distribution and fulfillment agreement with ATD, of which $4.3 million was received during the three months ended December 24, 2022. Under the distribution agreement, ATD agreed to supply and sell tires to retail locations we own. After ATD satisfies the Earnout payments, our company-owned retail stores will be required to purchase at least 90 percent of their forecasted requirements for certain passenger car tires, light truck replacement tires, and medium truck tires from or through ATD. Any tires that ATD is unable to supply or fulfill from those categories will be excluded from the calculation of our requirements for tires. The initial term of the distribution agreement is five years after the completion of the Earnout Period, with automatic 12-month renewal periods thereafter. The divestiture enables us to focus our resources on our core retail business operations. In connection with this transaction, we recognized a pre-tax gain of $2.4 million within OSG&A expenses. We expensed $0.4 million of closing costs and costs associated with the closing of a related warehouse within OSG&A expenses, as finalized in September 2022. We also incurred $1.3 million in costs in connection with restructuring and elimination of certain executive management positions upon completion of the divestiture. The divestiture did not meet the criteria to be reported as discontinued operations in our consolidated financial statements as our decision to divest this business did not represent a strategic shift that will have a major effect on our operations and financial results. For additional information regarding discrete tax impacts because of the divestiture, see Note 4.

Monro, Inc. Q3 2023 Form 10-Q	11

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

Earnings per Common Share	Three Months Ended		Nine Months Ended
(thousands, except per share data)	December 24, 2022	December 25, 2021	December 24, 2022	December 25, 2021
Numerator for earnings per common share calculation:
Net income	$13,034	$16,287	$38,639	$52,953
Less: Preferred stock dividends	(129)	(120)	(386)	(350)
Income available to common shareholders	$12,905	$16,167	$38,253	$52,603
Denominator for earnings per common share calculation:
Weighted average common shares - basic	31,470	33,542	32,386	33,521
Effect of dilutive securities:
Preferred stock	460	460	460	460
Stock based awards	55	54	44	55
Weighted average common shares - diluted	31,985	34,056	32,890	34,036

Basic earnings per common share	$0.41	$0.48	$1.18	$1.57
Diluted earnings per common share	$0.41	$0.48	$1.17	$1.56

Weighted average common share equivalents that have an anti-dilutive impact are excluded from the computation of diluted earnings per share.

Note 4 – Income Taxes

For the three months and nine months ended December 24, 2022, our effective income tax rate was 27.6 percent and 31.7 percent, respectively, compared to 25.3 percent and 25.5 percent for the three months and nine months ended December 25, 2021, respectively. Our effective income tax rate for the nine months ended December 24, 2022 was higher by 4.7 percent because of discrete tax impacts from the divestiture of assets relating to our wholesale tire operations and internal tire distribution operations as well as the revaluation of deferred tax balances due to changes in the mix of pre-tax income in various U.S. state jurisdictions because of the divestiture. Our effective income tax rate for the three months and nine months ended December 24, 2022 was higher by 0.9 percent and 0.7 percent, respectively, due to the discrete tax impact related to share-based awards. Additionally, the increase in our effective income tax rate for the three months and nine months ended December 24, 2022 over the prior year comparable period was also due to other state income tax impacts from the divestiture.

Note 5 – Fair Value

Long-term debt had a carrying amount that approximates a fair value of $130.0 million as of December 24, 2022, as compared to a carrying amount and a fair value of $176.5 million as of March 26, 2022. The carrying value of our debt approximated its fair value due to the variable interest nature of the debt.

Note 6 – Cash Dividend

We paid dividends of $27.5 million during the nine months ended December 24, 2022. The declaration and payment of future dividends will be at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, compliance with charter and Credit Facility restrictions, and such other factors as the Board of Directors deems relevant. Under our Credit Facility, there are no restrictions on our ability to declare dividends as long as we are in compliance with the covenants in the Credit Facility. For additional information regarding our Credit Facility, see Note 8.

Monro, Inc. Q3 2023 Form 10-Q	12

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

Revenues	Three Months Ended		Nine Months Ended
(thousands)	December 24, 2022	December 25, 2021	December 24, 2022	December 25, 2021
Tires (a)	$176,532	$190,086	$507,501	$544,395
Maintenance	86,217	78,363	267,131	248,793
Brakes	41,396	41,556	137,613	135,704
Steering	25,379	25,894	82,973	82,246
Exhaust	5,006	5,107	17,202	17,477
Other	663	775	2,126	2,683
Total	$335,193	$341,781	$1,014,546	$1,031,298

(a) Includes the sale of tire road hazard warranty agreements and tire delivery commissions.

Revenue from the sale of tire road hazard warranty agreements is initially deferred and is recognized over the contract period as costs are expected to be incurred in performing such services, typically 21 to 36 months. The deferred revenue balances at December 24, 2022 and March 26, 2022 were $22.5 million and $20.6 million, respectively, of which $15.5 million and $14.2 million, respectively, are reported in Deferred revenue and $7.0 million and $6.4 million, respectively, are reported in Other long-term liabilities in our Consolidated Balance Sheets.

Changes in Deferred Revenue
(thousands)
Balance at March 26, 2022	$20,632
Deferral of revenue	17,775
Recognition of revenue	(15,875)
Balance at December 24, 2022	$22,532

As of December 24, 2022, we expect to recognize $5.0 million of deferred revenue related to road hazard warranty agreements in the remainder of fiscal 2023, $12.6 million of deferred revenue during our fiscal year ending March 30, 2024, and $4.9 million of deferred revenue thereafter.

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

Monro, Inc. Q3 2023 Form 10-Q	13

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

On October 5, 2021, we entered into a Second Amendment to the Credit Facility (the “Second Amendment”). The Second Amendment amended the interest rate charged on borrowings to be based on the greater of adjusted one-month LIBOR or 0.00 percent. In addition, the Second Amendment updated certain provisions regarding a successor interest rate to LIBOR.

On November 10, 2022, we entered into a Third Amendment to the Credit Facility (the “Third Amendment”). The Third Amendment, among other things, extended the term of the Credit Facility to November 10, 2027 and amended certain of the financial terms in the Credit Agreement, as amended by the Second Amendment. The Third Amendment amended the interest rate charged on borrowings to be based on 0.10 percent over the Secured Overnight Financing Rate (“SOFR”), replacing the previously used LIBOR. In addition, one additional bank was added to the bank syndicate for a total of nine banks now within the syndicate. Except as amended by the First Amendment, Second Amendment and Third Amendment, the remaining terms of the credit agreement remain in full force and effect.

Within the Credit Facility, we have a sub-facility of $80 million available for the purpose of issuing standby letters of credit. The sub-facility requires fees aggregating 87.5 to 212.5 basis points annually of the face amount of each standby letter of credit, payable quarterly in arrears. There was a $29.6 million outstanding letter of credit at December 24, 2022.

There was $130.0 million outstanding and $440.4 million available under the Credit Facility at December 24, 2022.

We were in compliance with all debt covenants at December 24, 2022.

Note 9 – Commitments and Contingencies

Commitments

Commitments Due by Period		Within	2 to	4 to	After
(thousands)	Total	1 Year	3 Years	5 Years	5 Years
Principal payments on long-term debt	$130,000			$130,000
Finance lease commitments/financing obligations (a)	432,584	$54,725	$102,549	94,119	$181,191
Operating lease commitments (a)	262,202	43,232	78,285	61,243	79,442
Accrued rent	254	175	30	24	25
Total	$825,040	$98,132	$180,864	$285,386	$260,658

(a)Finance and operating lease commitments represent future undiscounted lease payments and include $94.6 million and $60.6 million, respectively, related to options to extend lease terms that are reasonably certain of being exercised.

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

A purported class action filed in March 2021 and a related Private Attorneys General Action (PAGA) filed in September 2021 in Los Angeles County Superior Court of California alleges we violated the rights of certain hourly, non-exempt employees in California under state wage and hour laws.  The matter is in the early stage of discovery and we intend to vigorously defend the Company.  The parties have participated in mediation and have agreed to continue settlement discussions.  We included $0.5 million in OSG&A expenses in our Consolidated Statements of Income and Comprehensive Income for the three months and nine months ended December 24, 2022 for this matter.

Monro, Inc. Q3 2023 Form 10-Q	14

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

Note 10 – Share Repurchase

On May 19, 2022, our Board of Directors authorized a share repurchase program for the repurchase of up to $150 million of shares of our common stock. The Board of Directors did not specify a date upon which the authorization will expire. Shares repurchased under this authorization will become treasury shares.

We periodically repurchased shares of our common stock under the repurchase program through open market transactions.

Share Repurchase Activity	Three Months Ended	Nine Months Ended
(thousands, except per share data)	December 24, 2022	December 24, 2022
Number of shares purchased	583.8	2,201.3
Average price paid per share	$44.00	$44.00
Total repurchased	$25,687	$96,853

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted into law. The IRA includes a one percent excise tax on stock repurchases. The new excise tax equals one percent of the fair market value of the stock repurchased, less the fair market value of stock issued, during the tax year. The excise tax applies to repurchases of stock after December 31, 2022.

Monro, Inc. Q3 2023 Form 10-Q	15

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Economic Conditions

The United States economy has experienced high inflation during fiscal 2023 and there are market expectations that inflation may remain at elevated levels for a sustained period. In addition, labor availability has continued to be constrained and market labor costs have continued to increase. The U.S. Federal Reserve Board also has increased interest rates during fiscal 2023 and additional interest rate increases may occur in the coming months. These conditions may give rise to an economic slowdown, and perhaps a recession, and could further increase our costs and/or impact our revenues. It is unclear whether the current economic conditions and government responses to these conditions, including inflation, and increasing interest rates will result in an economic slowdown or recession in the United States. If that occurs, demand for our products and services may decline, possibly significantly, which may significantly and adversely impact our business, results of operations and financial position.

2023 Divestiture

On June 17, 2022, we completed the sale of assets relating to our wholesale tire operations (seven locations) and internal tire distribution operations to American Tire Distributors, Inc. (“ATD”). The total purchase price was $102 million, consisting of $62 million paid by ATD at closing, of which $5 million is currently being held in escrow, and the remaining $40 million will be paid quarterly over approximately two years based on our tire purchases from or through ATD pursuant to a distribution and fulfillment agreement, of which $4.3 million was received during the three months ended December 24, 2022. For details regarding the sale, see Note 2 to our consolidated financial statements. In the nine months ended December 24, 2022, we experienced lower top-line sales due to the sale of our wholesale tire operations to ATD and we incurred $1.3 million in costs in connection with restructuring and elimination of certain executive management positions upon completion of the divestiture.

Financial Summary

Third quarter 2023 included the following notable items:

•Diluted earnings per common share (“EPS”) were $0.41.

•Adjusted diluted EPS, a non-GAAP measure, were $0.43.

•Sales decreased 1.9 percent, due to lower overall tire sales because of the sale of our wholesale tire operations.

•Comparable store sales increased 5.6 percent, driven primarily by an approximately 12 percent comparable store sales increase in approximately 300 of our small or underperforming stores. Adjusted for selling days, comparable store sales increased 4.4 percent.

•Operating income of $23.8 million was 13.1 percent lower than the comparable prior-year period, driven primarily by a decrease in gross profit.

•Net income was $13.0 million.

•Adjusted net income, a non-GAAP measure, was $13.6 million.

Earnings Per Common Share	Three Months Ended			Nine Months Ended
	December 24, 2022	December 25, 2021	Change	December 24, 2022	December 25, 2021	Change
Diluted EPS	$0.41	$0.48	(14.6)%	$1.17	$1.56	(25.0)%
Adjustments	0.02	0.01		0.10	0.09
Adjusted diluted EPS	$0.43	$0.49	(12.2)%	$1.27	$1.66	(23.5)%

Note: Amounts may not foot due to rounding.

Adjusted net income and adjusted diluted EPS, each of which is a measure not derived in accordance with U.S. GAAP, exclude the impact of certain items. Management believes that adjusted net income and adjusted diluted EPS are useful in providing period-to-period comparisons of the results of our operations by excluding certain non-recurring items, such as litigation reserves and costs related to shareholder matters, and items related to store closings as well as Monro.Forward or acquisition initiatives. Reconciliations of these non-GAAP financial measures to GAAP measures are provided beginning on page 20 under “Non-GAAP Financial Measures.”

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

Monro, Inc. Q3 2023 Form 10-Q	16

MANAGEMENT’S DISCUSSION AND ANALYSIS

Analysis of Results of Operations

Summary of Operating Income	Three Months Ended			Nine Months Ended
(thousands)	December 24, 2022	December 25, 2021	Change	December 24, 2022	December 25, 2021	Change
Sales	$335,193	$341,781	(1.9)%	$1,014,546	$1,031,298	(1.6)%
Cost of sales, including distribution and occupancy costs	221,742	221,199	0.2	662,171	654,102	1.2
Gross profit	113,451	120,582	(5.9)	352,375	377,196	(6.6)
Operating, selling, general and administrative expenses	89,605	93,146	(3.8)	278,802	287,366	(3.0)
Operating income	$23,846	$27,436	(13.1)%	$73,573	$89,830	(18.1)%

Sales

Sales include automotive undercar repair, tire replacement and tire related service sales, net of discounts, returns, etc., and revenue from the sale of warranty agreements and commissions earned from the delivery of tires. See Note 7 to our consolidated financial statements for further information. We use comparable store sales to evaluate the performance of our existing stores by measuring the change in sales for a period over the comparable, prior-year period of equivalent length. There were 90 selling days in the three months ended December 24, 2022 and 89 selling days in the three months ended December 25, 2021, and 271 selling days in the nine months ended December 24, 2022 and 270 selling days in the nine months ended December 25, 2021. We had one additional selling day in the three months and nine months ended December 24, 2022 due to a shift in timing of the Christmas holiday from the third quarter in fiscal 2022 to the fourth quarter in fiscal 2023.

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

Sales	Three Months Ended		Nine Months Ended
(thousands)	December 24, 2022	December 25, 2021	December 24, 2022	December 25, 2021
Sales	$335,193	$341,781	$1,014,546	$1,031,298
Dollar change compared to prior year	$(6,588)		$(16,752)
Percentage change compared to prior year	(1.9)%		(1.6)%

The sales decrease was due to a decrease in sales from closed stores, driven by the sale of our wholesale tire operations in the first quarter of fiscal 2023. Sales for the wholesale locations were approximately $27.7 million in the three months ended December 25, 2021. This was partially offset by an increase in comparable store sales from an increase in average ticket amount across product categories and price points and an increase in sales from new stores. The following table shows the primary drivers of the change in sales for each of the three months and nine months ended December 24, 2022, as compared to the same periods ended December 25, 2021.

Sales Percentage Change	Three Months Ended	Nine Months Ended
	December 24, 2022	December 24, 2022
Sales change	(1.9)%	(1.6)%
Primary drivers of change in sales
Closed store sales (a)	(8.5)%	(6.1)%
Comparable store sales (b)(c)	4.9%	2.1%
New store sales (d)	1.8%	2.5%

(a)Sales from the wholesale locations sold to ATD constitute most of the change between the three months ended December 24, 2022 and December 25, 2021 and the nine months ended December 24, 2022 and December 25, 2021.

(b)On a comparable store sales basis, comparable store sales increased by 5.6 percent and 2.3 percent for the three months and nine months ended December 24, 2022, respectively. Adjusted for selling days, comparable store sales increased by 4.4 percent and 2.0 percent for the three months and nine months ended December 24, 2022, respectively, on a comparable store sales basis.

(c)On a comparable store sales basis, comparable store sales at our retail locations increased by 3.2 percent (3.0 percent adjusted for selling days) for the nine months ended December 24, 2022.

(d)Sales from the fiscal 2023 acquisition and fiscal 2022 acquisitions represent the change between the three months ended December 24, 2022 and December 25, 2021 and the nine months ended December 24, 2022 and December 25, 2021.

Broad-based inflationary pressures impacting consumers, including higher fuel prices and the negative impact on miles driven, partly led to lower demand in some of our key service categories during the three months and nine months ended December 24, 2022. We expect the inflationary environment to continue to impact our customers throughout the remainder of fiscal 2023.

Monro, Inc. Q3 2023 Form 10-Q	17

MANAGEMENT’S DISCUSSION AND ANALYSIS

Comparable Store Product Category Sales Change (a)	Three Months Ended		Nine Months Ended
	December 24, 2022	December 25, 2021	December 24, 2022	December 25, 2021
Tires (b)	8%	11%	4%	15%
Maintenance service	7%	11%	3%	22%
Brakes	(5)%	28%	(3)%	39%
Alignment	(5)%	28%	(5)%	37%
Front end/shocks	(5)%	14%	(1)%	23%
Exhaust	(7)%	14%	(4)%	18%

(a)The comparable store product category sales change for the three months and nine months ended December 24, 2022 are adjusted for selling days.

(b)Adjusted for selling days, comparable store tire sales increased six percent at our retail locations during the nine months ended December 24, 2022.

For the three months and nine months ended December 25, 2021, the comparable store sales increase across all product categories reflect higher traffic and higher average ticket sales compared to the prior period in which the coronavirus (“COVID-19”) pandemic had a more volatile impact on demand.

Sales by Product Category	Three Months Ended		Nine Months Ended
	December 24, 2022	December 25, 2021	December 24, 2022	December 25, 2021
Tires	53%	56%	50%	53%
Maintenance service	26	23	26	24
Brakes	12	12	14	13
Steering (a)	8	8	8	8
Exhaust	1	1	2	2
Total	100%	100%	100%	100%

(a)Steering product category includes front end/shocks and alignment product category sales.

Change in Number of Company-Operated Retail Stores	Three Months Ended		Nine Months Ended
	December 24, 2022	December 25, 2021	December 24, 2022	December 25, 2021
Beginning store count	1,297	1,288	1,304	1,263
Opened (a)	1	17	4	47
Closed	(2)	(2)	(12)	(7)
Ending store count	1,296	1,303	1,296	1,303

(a) The stores opened in the three months and nine months ended December 25, 2021 relate to stores acquired from the fiscal 2022 acquisitions.

Cost of Sales and Gross Profit

Gross Profit	Three Months Ended		Nine Months Ended
(thousands)	December 24, 2022	December 25, 2021	December 24, 2022	December 25, 2021
Gross profit	$113,451	$120,582	$352,375	$377,196
Percentage of sales	33.8%	35.3%	34.7%	36.6%
Dollar change compared to prior year	$(7,131)		$(24,821)
Percentage change compared to prior year	(5.9)%		(6.6)%

The decrease in gross profit, as a percentage of sales, of 150 and 190 basis points (“bps”) for the three months and nine months ended December 24, 2022, respectively, as compared to the prior year comparable period were primarily due to an increase in retail material costs, which increased as a percentage of sales, as a result of a shift to a higher mix of tire sales at our retail locations, along with customers trading down to opening price point tires and because we intentionally did not fully pass through in price increases the inflationary impact on material costs to a consumer already impacted by inflationary conditions. The decrease in gross profit, as a percentage of sales, was also partially due to an increase in technician labor costs, as a percentage of sales, as we have made incremental investment in technician labor costs during fiscal 2023 to support current and future sales growth. We do not expect further significant incremental investment in technician headcount. Partially offsetting these increases was the impact from our wholesale operations which were sold during the first three months of fiscal 2023. Additionally, there was a decrease in distribution and occupancy costs, as a percentage of sales, as we gained leverage on these largely fixed costs with higher overall comparable store sales.

Monro, Inc. Q3 2023 Form 10-Q	18

MANAGEMENT’S DISCUSSION AND ANALYSIS

Gross Profit as a Percentage of Sales Change	Three Months Ended		Nine Months Ended
	December 24, 2022		December 24, 2022
Gross profit change	(150)	bps	(190)	bps
Primary drivers of change in gross profit as a percentage of sales
Retail material costs	(320)	bps	(280)	bps
Technician labor costs	(80)	bps	(60)	bps
Retail distribution and occupancy costs	50	bps	20	bps
Impact from sale of wholesale operations	200	bps	230	bps

OSG&A Expenses

OSG&A Expenses	Three Months Ended		Nine Months Ended
(thousands)	December 24, 2022	December 25, 2021	December 24, 2022	December 25, 2021
OSG&A Expenses	$89,605	$93,146	$278,802	$287,366
Percentage of sales	26.7%	27.3%	27.5%	27.9%
Dollar change compared to prior year	$(3,541)		$(8,564)
Percentage change compared to prior year	(3.8)%		(3.0)%

The decrease of $3.5 million and $8.6 million in OSG&A expenses for the three months and nine months ended December 24, 2022, respectively, from the comparable prior year period is primarily due to decreased expenses from comparable stores mainly a result of cost control. The decrease in OSG&A expenses for the three months and nine months ended December 24, 2022 is also partially due to lower expenses from 14 retail stores closed and our wholesale tire locations that were sold, as compared to the prior year comparable period. The decrease in OSG&A expenses for the nine months ended December 24, 2022 is also partially due to the gain on the sale of our wholesale tire locations and tire distribution assets, net of closing costs and costs associated with the closing of a related warehouse and a decrease in litigation reserve/settlement costs. However, for the three months ended December 24, 2022, there was an increase in litigation reserve/settlement costs, primarily related to the litigation described in Note 9 of our consolidated financial statements. Partially offsetting these decreases were increased expenses for the three months and nine months ended December 24, 2022 from five new stores, a full three months of expenses for stores acquired during the three months ended December 25, 2021, and an increase in costs related to shareholder matters.

OSG&A Expenses Change	Three Months Ended	Nine Months Ended
(thousands)	December 24, 2022	December 24, 2022
OSG&A expenses change	$(3,541)	$(8,564)
Drivers of change in OSG&A expenses
Decrease from comparable stores	$(4,555)	$(8,772)
Decrease from closed retail stores and wholesale tire locations sold	$(1,343)	$(3,057)
Decrease from gain on sale of wholesale tire locations and tire distribution assets, net	$—	$(1,968)
Increase / (decrease) in litigation reserve/settlement costs	$450	$(3,470)
Increase from new stores	$1,671	$6,812
Increase in management restructuring costs	$—	$1,338
Increase in costs related to shareholder matters	$236	$553

Other Performance Factors

Net Interest Expense

Net interest expense of $5.9 million for the three months ended December 24, 2022 increased $0.3 million as compared to the prior year period, and increased as a percentage of sales from 1.7 percent to 1.8 percent. Weighted average debt outstanding for the three months ended December 24, 2022 decreased by approximately $92 million as compared to the three months ended December 25, 2021. This decrease is primarily related to a decrease in debt outstanding under the Credit Facility. The weighted average interest rate increased approximately 100 basis points from the prior year quarter due primarily to an increase in the Credit Facility’s floating borrowing rates.

Net interest expense for the nine months ended December 24, 2022 decreased $1.6 million as compared to the same period in the prior year, and decreased from 1.8 percent to 1.7 percent as a percentage of sales for the same periods. Weighted average debt outstanding decreased by approximately $83 million and the weighted average interest rate increased approximately 30 basis points as compared to the same period of the prior year.

Monro, Inc. Q3 2023 Form 10-Q	19

MANAGEMENT’S DISCUSSION AND ANALYSIS

Provision for Income Taxes

Our effective income tax rate for the three months and nine months ended December 24, 2022 was 27.6 percent and 31.7 percent, respectively, compared to 25.3 percent and 25.5 percent in the comparable prior-year periods. Our effective income tax rate for the nine months ended December 24, 2022 was higher by 4.7 percent because of discrete tax impacts from the divestiture of assets relating to our wholesale tire operations and internal tire distribution operations as well as the revaluation of deferred tax balances due to changes in the mix of pre-tax income in various U.S. state jurisdictions because of the divestiture. Our effective income tax rate for the three months and nine months ended December 24, 2022 was higher by 0.9 percent and 0.7 percent, respectively, due to the discrete tax impact related to share-based awards. Additionally, the increase in our effective income tax rate for the three months and nine months ended December 24, 2022 over the prior year comparable period was also due to other state income tax impacts from the divestiture.

Non-GAAP Financial Measures

In addition to reporting net income and diluted EPS, which are GAAP measures, this Form 10-Q includes adjusted net income and adjusted diluted EPS, which are non-GAAP financial measures. We have included reconciliations to adjusted net income and adjusted diluted EPS from our most directly comparable GAAP measures, net income and diluted EPS, below. Management views these non-GAAP financial measures as indicators to better assess comparability between periods because management believes these non-GAAP financial measures reflect our core business operations while excluding certain non-recurring items, such as litigation reserves and costs related to shareholder matters, and items related to store closings as well as Monro.Forward or acquisition initiatives.

These non-GAAP financial measures are not intended to represent, and should not be considered more meaningful than, or as an alternative to, their most directly comparable GAAP measures. These non-GAAP financial measures may be different from similarly titled non-GAAP financial measures used by other companies.

Adjusted net income is summarized as follows:

Reconciliation of Adjusted Net Income	Three Months Ended		Nine Months Ended
(thousands)	December 24, 2022	December 25, 2021	December 24, 2022	December 25, 2021
Net income	$13,034	$16,287	$38,639	$52,953
Gain on sale of wholesale tire locations and tire distribution assets, net (a)	—	—	(1,968)	—
Store closing costs	6	5	232	(425)
Monro.Forward initiative costs	68	418	110	569
Acquisition due diligence and integration costs	—	170	(9)	590
Litigation reserve/settlement costs	450	(161)	450	3,759
Management restructuring/transition costs (b)	—	—	1,338	59
Costs related to shareholder matters	236	—	553	—
Provision for income taxes on pre-tax adjustments	(191)	(104)	(178)	(1,101)
Certain discrete tax items (c)	—	—	2,644	—
Adjusted net income	$13,603	$16,615	$41,811	$56,404

(a)Amount includes gain on sale, net of closing costs and costs associated with the closing of a related warehouse.

(b)Costs incurred in fiscal 2023 in connection with restructuring and elimination of certain executive management positions upon completion of our sale of wholesale tire locations and tire distribution assets.

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

Monro, Inc. Q3 2023 Form 10-Q	20

MANAGEMENT’S DISCUSSION AND ANALYSIS

Adjusted diluted EPS is summarized as follows:

Reconciliation of Adjusted Diluted EPS	Three Months Ended		Nine Months Ended
	December 24, 2022	December 25, 2021	December 24, 2022	December 25, 2021
Diluted EPS	$0.41	$0.48	$1.17	$1.56
Gain on sale of wholesale tire locations and tire distribution assets, net	—	—	(0.05)	—
Store closing costs (a)	0.00	0.00	0.01	(0.01)
Monro.Forward initiative costs (a)	0.00	0.01	0.00	0.01
Acquisition due diligence and integration costs (a)	—	0.00	(0.00)	0.01
Litigation reserve/settlement costs (a)	0.01	(0.00)	0.01	0.08
Management restructuring/transition costs (a)	—	—	0.03	0.00
Costs related to shareholder matters	0.01	—	0.02	—
Certain discrete tax items	—	—	0.08	—
Adjusted diluted EPS	$0.43	$0.49	$1.27	$1.66

(a) Amounts, in the periods presented, may be too minor in amount, net of the impact from income taxes, to have an impact on the calculation of adjusted diluted EPS.

Note: The calculation of the impact of non-GAAP adjustments on diluted EPS is performed on each line independently. The table may not add down by +/- $0.01 due to rounding.

The pre-tax adjustments to diluted EPS reflect estimated annual effective income tax rates on pre-tax income before giving effect to discrete items of 25.1 percent and 24.1 percent for the three months ended December 24, 2022 and December 25, 2021, respectively, and 25.1 percent and 24.2 percent for the nine months ended December 24, 2022 and December 25, 2021, respectively. See the pre-tax adjustments from the Reconciliation of Adjusted Net Income table above for pre-tax amounts.

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

Material Cash Requirements

We currently expect our capital expenditures to support our projects, including upgrading our facilities and systems, to be $35 million to $45 million in the aggregate in 2023. Additionally, we have contractual finance lease and operating lease commitments with landlords through October 2040 for $539.9 million in lease payments, of which $96.8 million is due within one year. For details regarding these lease commitments, see Note 9 to our consolidated financial statements.

As of December 24, 2022, we had $130.0 million outstanding under the Credit Facility, none of which is due in the succeeding 12 months. For details regarding our indebtedness that is due, see Note 8 to our consolidated financial statements.

We paid cash dividends totaling $27.5 million ($0.84 per share) during the nine months ended December 24, 2022. For details regarding our cash dividend, see Note 6 to our consolidated financial statements.

We returned $96.9 million to shareholders through share repurchases during the nine months ended December 24, 2022. For details regarding our share repurchase program, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” of this report and Note 10 to our consolidated financial statements.

Monro, Inc. Q3 2023 Form 10-Q	21

MANAGEMENT’S DISCUSSION AND ANALYSIS

We have signed a definitive asset purchase agreement to acquire five retail tire and automotive repair stores located in Iowa and Illinois.  This transaction is expected to close during the fourth quarter of fiscal 2023 and is expected to be financed through our Credit Facility.

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

As of December 24, 2022, we had $13.0 million of cash and equivalents. In addition, we had $440.4 million available under the Credit Facility as of December 24, 2022.

We believe that our current sources of funds will provide us with adequate liquidity during the 12-month period following December 24, 2022, as well as in the long-term.

Summary of Cash Flows

The following table presents a summary of our cash flows from operating, investing and financing activities.

Summary of Cash Flows	Nine Months Ended
(thousands)	December 24, 2022	December 25, 2021
Cash provided by operating activities	$171,191	$127,237
Cash provided by (used for) investing activities	35,551	(99,460)
Cash used for financing activities	(201,691)	(48,223)
Increase (decrease) in cash and equivalents	5,051	(20,446)
Cash and equivalents at beginning of period	7,948	29,960
Cash and equivalents at end of period	$12,999	$9,514

Cash provided by operating activities

For the nine months ended December 24, 2022, cash provided by operating activities was $171.2 million, which consisted of net income of $38.6 million, adjusted by non-cash charges of $60.6 million and by a change in operating assets and liabilities of $72.0 million. The non-cash charges were largely driven by $58.2 million of depreciation and amortization. The change in operating assets and liabilities was primarily due to our supply chain finance program being a source of cash as we improved our cash flow by $94.8 million. This source of cash was partially offset by our inventory balance being a use of cash of $12.3 million due to increased inventory purchases as well as accounts payable and accrued liabilities, net of vendor rebate receivables, being a use of cash of $9.7 million driven by timing of payments.

For the nine months ended December 25, 2021, cash provided by operating activities was $127.2 million, which consisted of net income of $53.0 million, adjusted by non-cash charges of $72.7 million and by a change in operating assets and liabilities of $1.5 million. The non-cash charges were largely driven by $60.5 million of depreciation and amortization. The change in operating assets and liabilities was primarily due to our federal and state income taxes payable being a source of cash of $10.9 million due largely to an income tax refund that was received. This source of cash was partially offset by our inventory balance being a use of cash of $6.0 million due to increased inventory purchases to meet higher demand, as well as accounts payable and accrued liabilities, net of vendor receivables, being a use of cash of $4.0 million driven by timing of payments.

Monro, Inc. Q3 2023 Form 10-Q	22

MANAGEMENT’S DISCUSSION AND ANALYSIS

Cash provided by / used for investing activities

For the nine months ended December 24, 2022, cash provided by investing activities was $35.6 million. This was primarily due to cash from the sale of our wholesale tire locations and tire distribution assets for $60.9 million, partially offset by cash used for capital expenditures, including property and equipment, and acquisitions of $28.5 million and $1.0 million, respectively.

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

Cash used for financing activities

For the nine months ended December 24, 2022, cash used for financing activities was $201.7 million which was primarily due to payment on our Credit Facility, net of amounts borrowed during the period, of $46.4 million, as well as payment of finance lease principal and dividends of $29.8 million and $27.5 million, respectively. Also, we used $96.9 million to repurchase common stock during the period.

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

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 1 to our consolidated financial statements for a discussion of the impact of recently issued accounting standards on our consolidated financial statements as of December 24, 2022 and the expected impact on the consolidated financial statements for future periods.

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

Monro, Inc. Q3 2023 Form 10-Q	23

MANAGEMENT’S DISCUSSION AND ANALYSIS

●

the potential effect of general business or economic conditions on our business, including the direct and indirect effects of inflation, consumer demand and spending levels, labor shortages in our markets, the COVID-19 pandemic and the Russian invasion of Ukraine on the economy;

●	the impact of competitive services and pricing;
●	the effect of economic conditions, seasonality, and the impact of weather conditions and natural disasters on customer demand;
●	advances in automotive technologies;
●	our dependence on third-party vendors for certain inventory;
●	the risks associated with vendor relationships and international trade, particularly imported goods such as those sourced from China;
●	the impact of changes in U.S. trade relations and the ongoing trade dispute between the United States and China, and other potential impediments to imports;
●	our ability to service our debt obligations, including our expected annual interest expense;
●	our cash needs, including our ability to fund our future capital expenditures and working capital requirements;
●	our anticipated sales, comparable store sales, gross profit margin, costs of goods sold (including product mix), OSG&A expenses and other fixed costs, and our ability to leverage those costs;
●	management’s estimates and expectations as they relate to income tax liabilities, deferred income taxes, and uncertain tax positions;
●

management’s estimates associated with our critical accounting policies, including business combinations, insurance liabilities, and valuations for our goodwill and indefinite-lived intangible assets impairment analyses;

●	the impact of industry regulation, including changes in labor laws;
●	potential outcomes related to pending or future litigation matters;
●	business interruptions;
●	risks relating to disruption or unauthorized access to our computer systems;
●	our failure to protect customer and employee personal data;
●	our ability to realize the expected benefits of the transaction with American Tire Distributors, Inc.;
●	risks relating to acquisitions and the integration of acquired businesses with ours;
●

our growth plans, including our plans to add, renovate, re-brand, expand, remodel, relocate, or close stores and any related costs or charges, our leasing strategy for future expansion, and our ability to renew leases at existing store locations;

●	the impact of costs related to planned store closings or potential impairment of goodwill, intangible assets, and long-lived assets;
●	expected dividend payments;
●	our ability to attract, motivate, and retain skilled field personnel and our key executives; and
●	the potential impacts of climate change on our business.

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

Monro, Inc. Q3 2023 Form 10-Q	24

DISCLOSURES ABOUT MARKET RISK & CONTROLS AND PROCEDURES

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from potential changes in interest rates. As of December 24, 2022, excluding finance leases and financing obligations, we had no debt financing at fixed interest rates, for which the fair value would be affected by changes in market interest rates. Our cash flow exposure on floating rate debt would result in annual interest expense fluctuations of approximately $1.3 million based upon our debt position at December 24, 2022 and approximately $1.8 million based upon our debt position at March 26, 2022, given a change in SOFR (or prior index) of 100 basis points.

Debt financing had a carrying amount that approximates a fair value of $130.0 million as of December 24, 2022, as compared to a carrying amount and a fair value of $176.5 million as of March 26, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports that we file or submit to the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 24, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Monro, Inc. Q3 2023 Form 10-Q	25

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 19, 2022, our Board of Directors authorized a share repurchase program for the repurchase of up to $150 million of shares of our common stock with no stated expiration. Under the program, we have repurchased 2.2 million shares of common stock at an average price of $44.00, for a total investment of $96.9 million. The table below presents information with respect to Monro common stock purchases made during the three months ended December 24, 2022, by Monro or any “affiliated purchaser” of Monro, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Share Repurchase Activity				Dollar Value of
		Average	Total Number of	Shares that May
	Total Number	Price	Shares Purchased	Yet Be Purchased
	of Shares	Paid per	as Part of Publicly	Under Publicly
Period	Purchased	Share	Announced Programs	Announced Programs
September 25, 2022 through October 22, 2022	524,435	$44.00	524,435	$55,757,378
October 23, 2022 through November 26, 2022	58,937	43.98	58,937	53,165,638
November 27, 2022 through December 24, 2022	433	43.99	433	53,146,592
Total	583,805	$44.00	583,805	$53,146,592

Monro, Inc. Q3 2023 Form 10-Q	26

EXHIBITS

Item 6. Exhibits

Exhibit Index
10.22c – Amendment No. 3 to Amended and Restated Credit Agreement, dated as of November 10, 2022
31.1 – Certification of Michael T. Broderick pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
31.2 – Certification of Brian J. D’Ambrosia pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
32.1 – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002
101.INS - XBRL Instance Document
101.LAB - XBRL Taxonomy Extension Label Linkbase
101.PRE - XBRL Taxonomy Extension Presentation Linkbase
101.SCH - XBRL Taxonomy Extension Schema Linkbase
101.DEF - XBRL Taxonomy Extension Definition Linkbase
101.CAL - XBRL Taxonomy Extension Calculation Linkbase
104 - Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

Monro, Inc. Q3 2023 Form 10-Q	27

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONRO, INC.

DATE: January 30, 2023	By:	/s/ Michael T. Broderick
Michael T. Broderick
President and Chief Executive Officer (Principal Executive Officer)

DATE: January 30, 2023	By:	/s/ Brian J. D’Ambrosia
Brian J. D’Ambrosia
Executive Vice President – Finance, Chief Financial Officer and
Treasurer (Principal Financial Officer and Principal Accounting Officer)

Monro, Inc. Q3 2023 Form 10-Q	28