Form 10-K
period 2023-03-25
MONRO, INC.
filed 2023-05-22
CIK 876427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________________

FORM 10-K

_________________________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 25, 2023

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on September 23, 2022, was $1,363,400,000.

As of May 12, 2023, 31,417,538 shares of registrant’s common stock, $0.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2023 Annual Meeting of Shareholders to be held hereafter are incorporated by reference into Part III of this report.

Monro, Inc. 2023 Form 10-K	2

PART I

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they address future events, developments, and results and do not relate strictly to historical facts. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements include, without limitation, statements preceded by, followed by, or including words such as “aim,” “anticipate,” “believe,” “could,” “design,” “estimate,” “expect,” “intend,” “invest,” “may,” “plan,” “potential,” “seek,” “strategy,” “strive,” “vision,” “will,” “would,” and variations thereof and similar expressions. Forward-looking statements are subject to risks, uncertainties, and other important factors that could cause actual results to differ materially from those expressed. For example, our forward-looking statements include, without limitation, statements regarding:

•the impact of competitive services and pricing;

•the effect of economic conditions, seasonality, and the impact of weather conditions and natural disasters on customer demand;

•advances in automotive technologies including adoption of electronic vehicle technology;

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

•management’s estimates associated with our critical accounting policies, including business combinations, insurance liabilities, and valuations for our long-lived assets impairment analysis;

•the impact of industry regulation, including changes in environmental, consumer protection, and labor laws;

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

•the impact of costs related to planned store closings or potential impairment of goodwill, other intangible assets, and long-lived assets;

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

Monro, Inc. 2023 Form 10-K	3

they are made. Except as required by law, we undertake no obligation to update these forward-looking statements after the date of this Form 10-K to reflect events or circumstances after such date, or to reflect the occurrence of unanticipated events.

Introductory Note

Unless otherwise stated, references to “we,” “our,” “us,” “Monro” or the “Company” generally refer to Monro, Inc. and its direct and indirect subsidiaries on a consolidated basis. Unless specifically indicated otherwise, any references to “2023” or “fiscal 2023,” “2022” or “fiscal 2022,” and “2021” or “fiscal 2021” relate to the years ended March 25, 2023, March 26, 2022, and March 27, 2021, respectively.

Monro, Inc. 2023 Form 10-K	4

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

We believe the convenience and value we offer are key factors in serving and growing our base of customers. At March 25, 2023, we operated 1,299 retail tire and automotive repair stores and serviced approximately 5.0 million vehicles in fiscal 2023.

Our retail tire and automotive repair stores operate primarily under the brands “Monro Auto Service and Tire Centers,” “Tire Choice Auto Service Centers,” “Mr. Tire Auto Service Centers,” “Car-X Tire & Auto,” “Tire Warehouse Tires for Less,” “Ken Towery’s Tire & Auto Care,” “Mountain View Tire & Auto Service,” and “Tire Barn Warehouse”.

Company-operated Store Brands as of March 25, 2023	Stores
Monro Auto Service and Tire Centers	363
Tire Choice Auto Service Centers	356
Mr. Tire Auto Service Centers	318
Car-X Tire & Auto	72
Tire Warehouse Tires for Less	55
Ken Towery's Tire & Auto Care	34
Mountain View Tire & Auto Service	30
Tire Barn Warehouse	27
Other (a)	44
Total	1,299

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

As of March 25, 2023, Monro had two retread facilities and 76 Car-X franchised locations. (During 2023, we acquired one and closed two franchised locations.)

In June 2022, we completed the divestiture of assets relating to our wholesale operations (seven locations) and internal tire distribution operations to American Tire Distributors, Inc. (“ATD”). For details regarding the divestiture, see Note 2 to our consolidated financial statements. We also entered into additional agreements with ATD, including a managed services agreement, under which ATD provides category management, ordering, dashboard, and inventory managed services to us, and an agreement relating to preferred data services provided to us by ATD.

Our operations are organized and managed in one operating segment. The internal management financial reporting that is the basis for evaluation to assess performance and allocate resources by our chief operating decision maker consists of consolidated data that includes the results of our retail and commercial locations. As such, our one operating segment reflects how our operations are managed, how resources are allocated, how operating performance is evaluated by senior management, and the structure of our internal financial reporting.

Monro incorporated in New York in 1959. We maintain our corporate headquarters in Rochester, New York.

Monro, Inc. 2023 Form 10-K	5

BUSINESS

Business Strategy

Our vision is to be America’s leading auto and tire service center, trusted by consumers as the best place in their neighborhoods for quality automotive service and tires. We believe that success in this vision will position Monro to deliver consistent and sustainable organic growth as well as lead to strong, long-term financial performance. Specifically, we are committed to seeing this vision executed across all aspects of the business, through the following actions:

•Exceed guest expectations. We will continue to invest in and execute strategic initiatives to improve our guests’ in-store experience. This includes leveraging our scale and the strength of our financial position to make critical investments in our business, our technicians and technology, allowing us to further execute on our operational excellence initiatives in 2023.

•Provide consistent value. We intend to be able to offer better value than new car dealers to more price-sensitive consumers. Vehicles generally need more service and repairs as they advance in age. However, as consumers’ vehicles age, the consumers’ willingness to pay higher prices decreases. Monro’s service menu is focused on items that are purchased frequently, like oil changes and other scheduled services, along with higher value services like tires, brakes, and other undercar services. We have rolled out several enhanced offerings, including a walk-in oil service option to provide hassle-free service, which is in addition to our existing online appointment system, and Good, Better, Best oil service package updates to give guests competitively priced options to meet their budgets. We also offer combined tire and related service packages, including installation, alignment, and brake service packages, to better connect tire sales to service categories. Additionally, our tire pricing and category management system allows us to dynamically track demand trends and make rapid adjustments to optimize our tire assortment by leveraging our direct access to tire brands from ATD’s nationwide distribution network and express tire delivery program as well as other tire brands in our tire portfolio to offer the right tires at what we believe are the right price points.

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

During the last five years, we have completed 14 acquisitions, adding 199 locations and approximately $295 million in annualized revenue. Additionally, during this time, we have entered five states, solidifying our presence in existing markets as well as expanding into the Western region. As of March 25, 2023, we have stores in 32 states.

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

Monro, Inc. 2023 Form 10-K	6

BUSINESS

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

We purchase most of the tires we sell to our guests through a distribution agreement under which ATD supplies and sells certain tires to our retail locations. ATD also provides tire category management, ordering and inventory management services to us. We also select and purchase parts (including oil) and supplies for all Company-operated stores on a centralized basis through an automatic replenishment system based on operational data we collect from stores daily which allows us to control store inventory on a near real-time basis. National vendors ship most of our parts supply directly to our stores. Additionally, each store has access to the inventory carried by up to the 14 stores nearest to it. Management believes that this feature improves customer satisfaction and store productivity by reducing the time required to locate out-of-stock parts and tires. It also improves profitability because it reduces the amount of inventory which must be purchased outside Monro from local vendors. Local vendor purchases are made when needed at the store level and accounted for approximately 28 percent of all parts and tires purchased in 2023.

Our ten largest vendors accounted for approximately 95 percent of our total stocking purchases, with the largest vendor accounting for approximately 33 percent of total stocking purchases in 2023. We purchase parts (including oil) and tires from approximately 80 vendors. Management believes that our relationships with vendors are excellent and that alternative sources of supply exist, at comparable cost, for substantially all parts used in our business.

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

As of March 25, 2023, Monro had approximately 8,600 employees, of whom 8,260 were employed in the field organization, 310 were employed at our corporate headquarters, referred to as “store support center”, and 30 were employed in other offices. Monro's employees are not members of any union.

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

Our continuous efforts to build out our human capital strategy are reflected in lower turnover rates in recent years.

In recent years, we have expanded our online training program, Monro University, to be a comprehensive, company-wide training program not only focused on the technical and operational excellence training that technicians need to effectively serve our customers today and prepare them to handle future requirements, but also committed to developing leadership and excellence at all levels within our Company through a wide variety of topics accessible to our teammates in our stores and store support center.

Monro, Inc. 2023 Form 10-K	7

BUSINESS

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

Monro University also provides targeted training for corporate management and staff, including diversity training, harassment prevention training, and people manager training.

We also foster development through annual reviews at which time employees can discuss with their manager goals for aligning their own development with our business objectives.

We believe our teammates are compensated in a fair manner which increases along with productivity. Our store compensation plan also streamlines bonus programs, creating consistency and increasing human capital productivity across our stores.

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

Workplace Safety

We are committed to providing a safe and secure work environment and have specific safety programs focused on increasing consistency of policies and procedures across our stores. Our safety standards and policies are based on Occupational Safety and Health Administration guidelines as well as the American National Standards Institute, and, during 2023, we implemented a national safety supplies program which will help ensure consistent standards of safety preparedness (such as eye wash stations and first aid kits) at every store should an incident occur.

To identify elevated safety-related risk areas more effectively, we have increased our focus on data gathering, tracking, and analysis. With greater insight into real-time data, we can prioritize focus on areas that present the biggest potential hazards to our teammates and identify process improvements. During 2023, we identified a key area of focus in our stores: ergonomics (to reduce sprains and strains) and implemented an ergonomic training program to all store locations accordingly.

Monro’s training programs are key to our strong safety culture. Training increases awareness and helps to reduce and eliminate workplace accidents and injuries. Our Monro University platform has allowed us to conduct more robust and structured trainings based on a teammates’ job position, and Monro’s safety manuals are available at every workstation within our stores and serve as the basis for our safety training and protocols.

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

Monro, Inc. 2023 Form 10-K	8

BUSINESS

We also view training as a tool to foster inclusion and, through Monro University, we provide Unconscious Bias Diversity and Inclusion Awareness courses to all our teammates.

Cybersecurity

To reduce the likelihood and severity of cyber intrusions, we have a cybersecurity program designed to protect and preserve the confidentiality, integrity and availability of data and systems, including oversight by the Board of Directors’ Audit Committee. Our security approach includes multiple layers of cybersecurity tools, processes, and systems. This includes regular security testing for outside penetration, vulnerability assessment and routine monitoring of the security landscape and completing yearly Payment Card Industry audits. We also manage a 24/7 security operations center that monitors our security landscape by leveraging behavioral analytics, artificial intelligence, and extended detection and response services. All teammates are subject to mandatory annual data security training requirements and receive frequent education and dissemination of security information throughout the year. Our current security position and policies as well as compliance efforts are intended to address evolving and changing cyber threats. See Part I, Item 1A., “Risk Factors” for discussion of related risks.

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

Monro stores new oil and recycled antifreeze and generates and/or handles used tires and automotive oils, antifreeze, and certain solvents, which are disposed of and/or recycled by licensed third-party contractors. In certain states, even where not required, we also recycle oil filters. Accordingly, we are subject to numerous federal, state, and local environmental laws including the Comprehensive Environmental Response Compensation and Liability Act. In addition, the United States Environmental Protection Agency (the "EPA"), under the Resource Conservation and Recovery Act ("RCRA"), as well as various state and local environmental protection agencies, regulate our handling and disposal of certain waste products and other materials. The EPA, under the Clean Air Act, also regulates the installation of catalytic converters, engines, and equipment sold or distributed in the United States by periodically spot-checking repair jobs, and may impose sanctions, including but not limited to civil penalties of approximately $37,500 per violation (or approximately $37,500 per day for certain willful violations or failures to cooperate with authorities), for violations of the RCRA and the Clean Air Act.

Monro strives to maintain an environmentally conscious corporate culture, demonstrated by our recycling policies at our offices and stores. In 2023, Monro recycled approximately 2.2 million gallons of oil and 3.3 million tires, as well as approximately 58,300 vehicle batteries and 343 tons of cardboard, all as part of our commitment to the environment.

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

Monro, Inc. 2023 Form 10-K	9

BUSINESS

Sales can also be volatile in areas in which we operate because of warmer weather in winter months, which typically causes a decline in tire sales, or severe weather, which can result in store closures.

Given our use of a fiscal calendar, there may be some fluctuations between quarters due to holiday shifts in the calendar year and the number of days in a particular fiscal quarter or year.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available free of charge on our website at www.monro.com as soon as reasonably practicable after electronic filing of such reports with the SEC. Our filings with the SEC, including our reports and proxy statement, are also available on the SEC’s website at www.sec.gov.

Our investor presentation regarding the financial results for the fiscal year ended March 25, 2023 is available and accessible at Monro's Investor Relations page at https://corporate.monro.com/investors under the Events and Presentations tab. Information available on our website is not a part of, and is not incorporated into, this Form 10-K. We intend to make future investor presentations available exclusively through our Investor Relations page.

Monro, Inc. 2023 Form 10-K	10

RISK FACTORS

Item 1A. Risk Factors

In addition to the risks discussed elsewhere in this annual report, the following are the important factors that could cause Monro’s actual results to differ materially from those projected in any forward-looking statements:

Risks Related to our Business

We operate in the highly competitive automotive repair industry.

The automotive repair industry in which we operate is generally highly competitive and fragmented, and the number, size and strength of our competitors vary widely from region to region. We believe that competition in the industry is based primarily on customer service, reputation, store location, name awareness and price. Our primary competitors include national and regional undercar, tire specialty and general automotive service chains, both franchised and company-operated, car dealerships, mass merchandisers operating service centers and, to a lesser extent, gas stations, and independent garages. Some of our competitors have greater financial resources, have access to more developed distribution networks, are more geographically diverse and have better name recognition than we do, which might place us at a competitive disadvantage to those competitors. Because we seek to offer competitive prices, if our competitors reduce prices, we may be forced to reduce our prices, which could have a material adverse effect on our business, financial condition, and results of operations. Further, our success within this industry also depends upon our ability to respond in a timely manner to changes in customer demands for both products and services. If our customers must “trade down” in the price of products or services purchased to fit their budgets, in order to compete, we must be able to cost effectively supply that product or service without losing the customer’s business. We cannot assure that we, or any of our stores, will be able to compete effectively. If we are unable to compete successfully in new and existing markets, we may not achieve our projected revenue and profitability targets.

We are subject to cycles in the general economy and customers’ use of vehicles and seasonality, which may impact demand for our products and services.

Our industry is influenced by the number of miles driven by automobile owners. Factors that may cause the number of miles driven by automobile owners to decrease include the weather, travel patterns, gas prices, trends toward remote work and fluctuations in the general economy. For example, because of the COVID-19 pandemic, there was a marked decrease in the number of miles driven by automobile owners due to the stay-at-home orders, an increase in certain workers working from home, and a resulting negative effect on the demand for our products and services. When the retail cost of gasoline increases, such as after the Russian invasion of Ukraine and the imposition of economic sanctions on Russia and companies affiliated with the Russian government, the number of miles driven by automobile owners may decrease, which could result in less frequent service intervals and fewer repairs. The number of vehicle miles driven may also decrease if consumers begin to rely more heavily on mass transportation.

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

The automotive repair industry and our financial performance are sensitive to changes in overall economic conditions that impact consumer spending, including inflation, changes in interest rates and economic volatility. Future economic conditions affecting consumer income such as employment levels, business conditions, interest rates, inflation and tax rates could reduce consumer spending or cause consumers to shift their spending to other products. Historic increases in inflation following the COVID-19 pandemic may cause consumers to be more sensitive to price changes and cause consumers to “trade down” in the price of products or services purchased or to delay or forgo vehicle maintenance entirely. Alternatively, during periods of good economic conditions, consumers may decide to purchase new vehicles rather than servicing their older vehicles. In addition, if automobile manufacturers offer lower pricing on new or leased cars, more consumers may purchase or lease new vehicles rather than servicing older vehicles. A general reduction in the level of consumer spending or shifts in consumer spending to other services could have a material adverse effect on our growth, sales, and profitability.

Monro, Inc. 2023 Form 10-K	11

RISK FACTORS

Adoption of electric vehicle technology may adversely affect the demand for our services.

Advances in electric vehicle technology and production may adversely affect the demand for our services because electric vehicles do not have traditional engines, transmissions, and certain related parts. The adoption of electric vehicles may accelerate in coming years because of tax incentives and other legislative action, such as proposed legislation in multiple states to prohibit the sale or disincentivize the purchase of new gas-powered vehicles by 2035. An increase in the proportion of electric vehicles sold could decrease our service-related revenue. As the proportion of electric vehicles on the road increases, we expect the demand for transmission and exhaust services and oil changes will decrease. Although we may experience an increase in demand for other services, there can be no assurance that the demand will be sufficient to maintain our historical sales performance. Even when electric vehicles need repairs, given the cost to replace some battery-related components, an electric vehicle owner’s insurance provider may not approve the cost to repair the vehicle. If drivers must replace their vehicles instead of servicing older vehicles, demand for our services would decrease.

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

For example, under the distribution agreement with American Tire Distributors, we rely on American Tire Distributors for most of certain passenger car tires, light truck replacement tires, and medium truck tires that we sell to our customers. Our company-owned stores must purchase at least 90% of their forecasted requirements for these tires from or through American Tire Distributors, subject to some exceptions. If this supplier were to experience shortages and we are unable to purchase our desired volume of tires on the same or better terms, or at all, our sales and ability to service our customers could suffer considerably.

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

We also face other risks associated with the delivery of inventory originating outside the United States, including:

•potential economic and political instability in countries where our suppliers are located;

•increases in shipping costs;

Monro, Inc. 2023 Form 10-K	12

RISK FACTORS

•transportation delays and interruptions, including those occurring as a result of geopolitical events, like the war in Ukraine, or public health emergencies;

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

In recent years, trade tensions between the U.S. government and China have increased as the U.S. government has implemented and proposed tariffs and the Chinese government proposed retaliatory tariffs. Although we have no foreign operations and do not manufacture any products, tariffs imposed on products that we sell, such as tires, may cause our expenses to increase, which could adversely affect our profitability unless we are able to raise our prices for these products. If we increase the price of products impacted by tariffs, our service offerings may become less attractive relative to services offered by our competitors or cause our customers to trade down in price or delay needed maintenance. Given the uncertainty regarding the scope and duration of these trade actions by the U.S. or other countries, the impact of these trade actions on our operations or results remains uncertain. However, the tariffs, along with any additional tariffs or retaliatory trade restrictions implemented by other countries, could adversely affect the operating profits of our business, which could have an adverse effect on our consolidated results of operations and cash flows.

If we are unable to generate sufficient cash flows from our operations, our liquidity will suffer and we may be unable to satisfy our obligations.

We currently rely on cash flow from operations and our revolving credit facility with nine banks (the “Credit Facility”) to fund our business. Amounts outstanding on the Credit Facility are reported as debt on our balance sheet. While we believe that we have the ability to sufficiently fund our planned operations and capital expenditures for the foreseeable future, various risks to our business could result in circumstances that would materially affect our liquidity. For example, cash flows from our operations could be affected by changes in consumer spending habits, macroeconomic conditions, the failure to maintain favorable vendor payment terms or our inability to successfully implement sales growth initiatives, among other factors. We may be unsuccessful in securing alternative financing when needed on terms that we consider acceptable.

As of March 25, 2023, there was $105 million outstanding under the Credit Facility. Any significant increase in our leverage could have the following risks:

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

Monro, Inc. 2023 Form 10-K	13

RISK FACTORS

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

We are sometimes the subject of complaints or litigation from customers, employees or other third parties for various actions. From time to time, we are involved in litigation involving claims related to, among other things, breach of contract, negligence, tortious conduct and employment and labor law matters, including payment of wages. The damages sought against us in some of these proceedings could be substantial. Although we maintain liability insurance for some litigation claims, if one or more of the claims were to greatly exceed our insurance coverage limits or if our insurance policies do not cover a claim, this could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Business interruptions and unavailability of products would negatively impact our store operations, which may have a material negative effect on our business.

If any of our locations in a particular region are unexpectedly closed permanently or for a period of time, it could have a negative impact on our business. Such closures could occur because of circumstances out of our control, including war, acts of terrorism, local and global health crises, extreme weather conditions, including extreme weather events caused by climate change, and other natural disasters. Further, if our ability to obtain products and merchandise for use in our stores is impeded, it could have a negative impact on our business. Factors that could negatively affect our ability to obtain products and merchandise include the sudden inability to import goods into the United States for any reason and the curtailment or delay of commercial transportation. While we do maintain business interruption insurance, there is no guarantee that we will be able to use such insurance for any particular location closure or other interruption in operations.

Any interruption to the operability or breach of our computer systems could damage our reputation and have a material adverse effect on our business and results of operations.

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

Monro, Inc. 2023 Form 10-K	14

RISK FACTORS

data security breaches arising from future attacks. We may currently be at a higher risk of a security breach due to cyber-attacks related to the Russian invasion of Ukraine. Data security breaches suffered by well-known companies and institutions have attracted a substantial amount of media attention, prompting state and federal legislative proposals addressing data privacy and security. We may become exposed to potential liabilities with respect to the data that we collect, manage and process, and may incur legal costs if our information security policies and procedures are not effective or if we are required to defend our methods of collection, processing, and storage of personal data. Future investigations, lawsuits or adverse publicity relating to our methods of handling personal data could adversely affect our business, results of operations, financial condition, and cash flows due to the costs and negative market reaction relating to such developments.

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

Management believes that our continued growth in sales and profit is dependent, in large part, upon our ability to operate new stores that we open or acquire on a profitable basis. To do so, we must find reasonably priced new store locations and acquisition candidates that meet our criteria and we must integrate any new stores (opened or acquired) into our system. Our growth and profitability could be adversely affected if we are unable to open or acquire new stores or if new or existing stores do not operate at a sufficient level of profitability. In addition, our profitability could be adversely affected if we fail to retain key personnel from acquired stores or assume unanticipated liabilities of acquired businesses. To the extent we acquire stores or expand into new geographic regions, we must anticipate the needs of customers and the vehicle population in those regions, which may differ from our existing customers and the vehicle populations we serve, while integrating the stores in the new geographic region into our existing network of stores. If new stores do not achieve expected levels of profitability or we are unable to integrate stores in new geographic regions into our business, our ability to remain in compliance with our debt covenants or to make required payments under our Credit Facility may be adversely impacted, and our financial condition and results of operations may be adversely impacted.

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

Monro, Inc. 2023 Form 10-K	15

RISK FACTORS

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

Risks Related to Our Common Stock

The amount and frequency of our common stock repurchases and dividend payments may fluctuate or cease.

The amount, timing and execution of our common stock repurchase program may fluctuate based on our priorities for using cash. We may need to use these funds for other purposes, such as operational expenses, capital expenditures, acquisitions or repayment of indebtedness. Changes in operational results, cash flows, tax laws and the market price of our common stock could also impact our common stock repurchase program and other capital activities. For example, the Inflation Reduction Act of 2022 imposed a 1% excise tax on certain common stock repurchases. In addition, our Board of Directors determines whether the return of capital to shareholders, through our common stock repurchase program or dividends on the common stock, is in the best interest of shareholders and in compliance with our legal and contractual obligations. Holders of our common stock are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so and may reduce or eliminate our common stock dividend in the future. This could adversely affect the market price of our common stock.

The multi-class structure of our capital stock has the effect of concentrating power with holders of our Class C Convertible Preferred Stock, which severely limits the ability of our common shareholders to influence or direct the outcome of matters submitted to our shareholders for approval.

At least 60% of the shares of Class C Convertible Preferred Stock (the “Class C Preferred”) must vote as a separate class or unanimously consent to effect or validate any action taken by our common shareholders. Therefore, the Class C Preferred holders have an effective veto over all matters put to a vote of our common stock and could use that veto power to block any matter that the holders of common stock may approve. As of March 25, 2023, Peter J. Solomon, one of our directors, and members of his family beneficially own all of the outstanding shares of Class C Preferred. If our shareholders approve the amendments to our certificate of incorporation to reclassify our equity capital structure to eliminate our Class C Preferred Stock at our annual meeting, and until the Class C Preferred shares are converted into common stock after the sunset period, Mr. Solomon will be able to control matters requiring approval by our shareholders, including the election of members of our board of directors, the adoption of amendments to our certificate of incorporation, and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. Mr. Solomon may have interests that differ from our common shareholders and may vote in a way with which our other shareholders disagree or adverse to our shareholders’ interests. The concentration of voting control will limit or preclude our common shareholders’ ability to influence corporate matters for the foreseeable future and could have the effect of delaying, preventing, or deterring a change in control of our company, could deprive holders of our common stock of an opportunity to receive a premium for their shares as part of a sale of our company and could negatively affect the market price of our common stock. In addition, this concentration of voting power may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that our other shareholders or the Board of Directors may feel are in our best interest.

Provisions in our certificate of incorporation and bylaws may prevent or delay an acquisition of us, which could decrease the price of our common stock.

Our certificate of incorporation and our bylaws contain provisions intended to deter coercive takeover practices and inadequate takeover bids and to encourage prospective acquirers to negotiate with our board of directors rather than to attempt an unsolicited takeover not approved by our board of directors. These provisions include:

•the concentration of voting power in the Class C Preferred shares;

•our classified board of directors, with approximately half of our board of directors elected at each year’s annual meeting;

•the vote of at least two-thirds of the outstanding shares of common stock required to approve amendments to certain provisions in our certificate of incorporation;

Monro, Inc. 2023 Form 10-K	16

RISK FACTORS

•the board of directors’ ability to issue shares of serial preferred stock without shareholder approval; and

•the advance notice required by our bylaws for any shareholder who wishes to bring business before a meeting of shareholders or to nominate a director for election at a meeting of shareholders.

Even if our shareholders approve an amendment to our certificate of incorporation to declassify our board of directors, annual elections of all of our directors will not begin immediately. These provisions will apply even if a takeover offer may be considered beneficial by some shareholders and could delay or prevent an acquisition that our board of directors determines is in the best interests of us and our shareholders. These provisions may also prevent or discourage attempts to remove and replace incumbent directors. These provisions may decrease the market price of our common stock.

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

To continue to provide high quality services, we require an adequate supply of skilled field managers and technicians. Trained and experienced automotive field personnel are in high demand, and may be in short supply in some areas, a challenge that has been highlighted by the tight labor market following the easing of pandemic restrictions. We have experienced more difficulty hiring skilled technicians than pre-pandemic and may be unable to replace employees as quickly as we need to fill positions in our stores. We cannot assure that we will be able to attract, motivate and maintain an adequate skilled workforce necessary to operate our existing and future stores efficiently, or that labor expenses will not increase because of a shortage in the supply of skilled field personnel, thereby adversely impacting our financial performance. While the automotive repair industry generally operates with high field employee turnover, any material increases in employee turnover rates in our stores, inability to recruit new employees or any widespread employee dissatisfaction could also have a material adverse effect on our business, financial condition, and results of operations.

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

Monro, Inc. 2023 Form 10-K	17

RISK FACTORS

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

Item 1B. Unresolved Staff Comments

None.

Monro, Inc. 2023 Form 10-K	18

PROPERTIES

Item 2. Properties

Company-operated Stores as of March 25, 2023	Stores	Company-operated Stores as of March 25, 2023	Stores
Arkansas	2	Minnesota	9
California	103	Missouri	26
Connecticut	35	Nevada	14
Delaware	7	New Hampshire	29
Florida	106	New Jersey	43
Georgia	13	New York	144
Idaho	4	North Carolina	56
Illinois	34	Ohio	140
Indiana	38	Pennsylvania	127
Iowa	18	Rhode Island	11
Kentucky	33	South Carolina	15
Louisiana	20	Tennessee	17
Maine	18	Vermont	7
Maryland	70	Virginia	69
Massachusetts	40	West Virginia	9
Michigan	31	Wisconsin	11
		Total	1,299

Company-operated Stores and Other Properties as of March 25, 2023
Stores
Owned	330
Leased	908
Owned buildings on leased land	61
Total	1,299

Our policy is to situate new Company-operated stores in the best locations, without regard to the form of ownership required to develop the locations. In general, we lease store sites for a ten-year period with several renewal options (up to ten years). Giving effect to all renewal options, approximately 61 percent of the store leases (590 stores) expire after March 2033.

We own our corporate headquarters building located in Rochester, New York, and we lease and own additional office space elsewhere in the U.S. We also lease two retread facilities located in Florida and Tennessee.

Monro, Inc. 2023 Form 10-K	19

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

Item 4. Mine Safety Disclosures

Not applicable.

Monro, Inc. 2023 Form 10-K	20

OTHER INFORMATION

PART II

Item 5. Market for the Company's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the Nasdaq Stock Market under the symbol "MNRO". We are authorized to issue up to 65,000,000 shares of common stock, par value $0.01, and up to 150,000 shares of preferred stock, par value $1.50.

Share Repurchase Activity

On May 19, 2022, our Board of Directors authorized a share repurchase program for the repurchase of up to $150 million of shares of our common stock with no stated expiration. Under the program, we have repurchased 2.2 million shares of common stock at an average price of $44.00, for a total investment of $96.9 million. As of March 25, 2023, the dollar value of shares that may yet be purchased under the program is $53.1 million. We did not repurchase shares under this program during the three months ended March 25, 2023.

Holders of Record

As of May 12, 2023, our common stock was held by approximately 45 shareholders of record. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

Dividends

Dividends declared per share for 2023, 2022, and 2021 are disclosed in our Consolidated Statements of Changes in Shareholders’ Equity. The declaration of future dividends will be at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, compliance with charter and contractual restrictions, and such other factors as the Board of Directors deems relevant. We currently expect that comparable dividends will continue to be declared in the future. Under our Credit Facility, there are no restrictions on our ability to declare dividends as long as we are in compliance with the covenants in the Credit Facility. For additional information regarding our Credit Facility, see Note 6 to the Company’s consolidated financial statements.

Monro, Inc. 2023 Form 10-K	21

OTHER INFORMATION

Stock Performance Graph

	Fiscal Years Ended March
	2018	2019	2020	2021	2022	2023
Monro, Inc.	$100.00	$163.30	$83.80	$127.91	$87.85	$100.24
New Indexes:
S&P SmallCap 600 Index	100.00	101.57	75.27	147.02	148.83	135.71
S&P Composite 1500 Specialty Retail Index	100.00	119.25	100.65	191.44	191.58	201.01
Former Indexes:
S&P 500 Other Specialty Retail Index	100.00	145.93	117.35	190.56	220.33	242.65
S&P 500 Industrials Index	100.00	103.23	83.13	141.00	149.66	149.91

The graph above compares the cumulative total shareholder return on our common stock for the last five fiscal years ended March with the cumulative return on (i) the S&P SmallCap 600 Index, (ii) the S&P Composite 1500 Specialty Retail Index, (iii) the S&P 500 Other Specialty Retail Index, and (iv) the S&P 500 Industrials Index. The graph assumes the investment of $100 in Monro common stock, the S&P SmallCap 600 Index, the S&P Composite 1500 Specialty Retail Index, the S&P 500 Other Specialty Retail Index, and the S&P 500 Industrials Index and reinvestment of all dividends.

We have elected to replace the S&P 500 Other Specialty Retail and S&P 500 Industrials indexes with the S&P SmallCap 600 and S&P Composite 1500 Specialty Retail indexes because we are included in the S&P SmallCap 600 Index and the S&P Composite 1500 Specialty Retail Index aligns better with our industry and business focus than the former indexes. In this transition year, in accordance with Item 201(e) of the Regulations S-K, the stock performance graph above includes the two new indexes and the two former indexes used in the immediately preceding year.

Item 6. [Reserved]

Monro, Inc. 2023 Form 10-K	22

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We continue to make strategic investments to support our operating and financial model designed to drive sustainable sales and profit growth. We have done this through our investment strategy focused on improving guest experience, enhancing customer-centric engagement, optimizing product and service offerings, and accelerating productivity and team engagement, as well as our growth strategy, including executing on accretive acquisition opportunities. During fiscal 2023, we:

•Invested in our team, including incremental investment in our technician labor and wages to support topline sales growth;

•Offered attractive price points on key items to grow market share and capture new customers for the long-term; and

•Opened six stores through acquisition.

Recent Developments

On May 12, 2023, we entered into a reclassification agreement (the “Reclassification Agreement”) with the holders of our Class C Preferred Stock (the “Class C Holders”) in support of our plan to reclassify our equity capital structure to eliminate the Class C Preferred Stock, subject to shareholder approval.

The Reclassification Agreement provides that, subject to the satisfaction of certain conditions, we will file amendments to our certificate of incorporation (the “Certificate of Incorporation”) to create a mandatory conversion of any outstanding shares of Class C Preferred Stock prior to an agreed sunset date. In exchange for this sunset of the Class C Preferred Stock, the conversion rate of Class C Preferred Stock will be adjusted so that each share of Class C Preferred Stock will convert into 61.275 shares of common stock (the “adjusted conversion rate”), an increase from the current conversion rate of 23.389 shares of common stock for each share of Class C Preferred Stock under the Certificate of Incorporation. At the end of the sunset period, all shares of Class C Preferred Stock remaining outstanding will be automatically converted into shares of common stock at the adjusted conversion rate. The Reclassification Agreement also provides that, during the sunset period, the Class C Holders will have the right to appoint one member of the board of directors. This designee is expected to be Peter J. Solomon, who is one of the Company’s current directors and one of the Class C Holders.

2023 Divestiture

On June 17, 2022, we completed the sale of assets relating to our wholesale tire operations and internal tire distribution operations to ATD. The total purchase price was $102 million, consisting of $62 million paid by ATD at closing, of which $5 million is currently being held in escrow, and the remaining $40 million will be paid quarterly over approximately two years based on our tire purchases from or through ATD pursuant to a distribution and fulfillment agreement, of which $8.7 million was received during fiscal 2023. For details regarding the sale, see Note 2 to our consolidated financial statements. During fiscal 2023, we experienced lower top-line sales due to the sale of our wholesale tire operations to ATD and we incurred $1.3 million in costs in connection with restructuring and elimination of certain executive management positions upon completion of the divestiture.

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

Financial Summary

Fiscal 2023 included the following notable items:

•Diluted earnings per common share (“EPS”) were $1.20.

•Adjusted diluted EPS, a non-GAAP measure, were $1.36.

•Sales decreased 2.5 percent, primarily due to lower overall tire sales because of the sale of our wholesale operations.

•Comparable store sales increased 2.8 percent from the prior year, driven primarily by an approximately 11 percent comparable store sales increase in approximately 300 of our small or underperforming stores.

Monro, Inc. 2023 Form 10-K	23

MANAGEMENT’S DISCUSSION AND ANALYSIS

•Operating income of $79.8 million was 21.3 percent lower than the prior year, driven primarily by a decrease in gross profit.

•Net income was $39.0 million.

•Adjusted net income, a non-GAAP measure, was $44.5 million.

Earnings Per Common Share			Percent Change
	2023	2022	2023/2022
Diluted EPS	$1.20	$1.81	(33.7)%
Adjustments	0.17	0.05
Adjusted diluted EPS	$1.36	$1.85	(26.5)%

Note: Amounts may not foot due to rounding.

Adjusted net income and adjusted diluted EPS, each of which is a measure not derived in accordance with generally accepted accounting principles in the U.S. (“GAAP”), exclude the impact of certain items. Management believes that adjusted net income and adjusted diluted EPS are useful in providing period-to-period comparisons of the results of our operations by excluding certain non-recurring items, such as costs related to shareholder matters from our equity capital structure recapitalization, litigation reserves/settlement costs, and items related to store impairment charges and closings, as well as Monro.Forward or acquisition initiatives. Reconciliations of these non-GAAP financial measures to GAAP measures are provided beginning on page 27 under “Non-GAAP Financial Measures.”

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

Analysis of Results of Operations

Summary of Operating Income			Percent Change
(thousands)	2023	2022	2023/2022
Sales	$1,325,382	$1,359,328	(2.5)%
Cost of sales, including distribution and occupancy costs	869,207	877,492	(0.9)
Gross profit	456,175	481,836	(5.3)
Operating, selling, general and administrative expenses	376,425	380,538	(1.1)
Operating income	$79,750	$101,298	(21.3)%

We have elected to omit discussion on the earliest of the three years covered by the consolidated financial statements presented. The discussion of our fiscal 2022 performance compared to our fiscal 2021 performance and our financial condition as of March 26, 2022 is incorporated herein by reference to Part I, Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in our Form 10-K for the fiscal year ended March 26, 2022, filed on May 23, 2022.

Sales

Sales include automotive undercar repair, tire replacement and tire related service sales, net of discounts, returns, etc., and revenue from the sale of warranty agreements and commissions earned from the delivery of tires. See Note 7 to the Company’s consolidated financial statements for additional information. We use comparable store sales to evaluate the performance of our existing stores by measuring the change in sales for a period over the comparable, prior-year period of equivalent length. There were 361 selling days in both 2023 and 2022.

Sales growth – from both comparable store sales and new stores – represents an important driver of our long-term profitability. We expect that comparable store sales growth will significantly impact our total sales growth. We believe that our ability to successfully differentiate our guests’ experience through a careful combination of merchandise assortment, price strategy, convenience, and other factors will, over the long-term, drive both increasing guest traffic and the average ticket amount spent.

Monro, Inc. 2023 Form 10-K	24

MANAGEMENT’S DISCUSSION AND ANALYSIS

Sales
(thousands)	2023	2022
Sales	$1,325,382	$1,359,328
Dollar change compared to prior year	$(33,946)
Percentage change compared to prior year	(2.5)%

The sales decrease was due to a decrease in sales from closed stores, driven by the sale of our wholesale tire operations in the first quarter of 2023. The decrease in sales in 2023 from the prior year for the wholesale locations was approximately $90.6 million. This was partially offset by an increase in comparable store sales from an increase in average ticket amount across product categories and price points, primarily due to a comparable store sales increase in approximately 300 of our small or underperforming stores, and an increase in sales from new stores. The following table shows the primary drivers of the change in sales between 2023 and 2022.

Sales Percentage Change	2023
Sales change	(2.5)%
Primary drivers of change in sales
Closed store sales (a)	(7.0)%
Comparable stores sales (b)(c)	2.5%
New store sales (d)	2.0%

(a)The change in closed store sales is primarily due to sales from the wholesale locations sold to ATD.

(b)On a comparable store sales basis, comparable store sales increased by 2.8 percent.

(c)On a comparable store sales basis, comparable store sales at our retail locations increased by 3.5 percent.

(d)Sales from the fiscal 2023 acquisitions and fiscal 2022 acquisitions represent the change.

Broad-based inflationary pressures impacting consumers, including higher fuel prices and the negative impact on miles driven, partly led to lower demand in some of our key service categories during fiscal 2023. We expect the inflationary environment to continue to impact our customers in fiscal 2024.

Comparable Store Product Category Sales Change	2023	2022
Tires (a)	5%	11%
Maintenance	5%	16%
Brakes	(1)%	29%
Alignment	(4)%	26%
Front end/shocks	(2)%	16%
Exhaust	(6)%	14%

(a)Comparable store tire sales increased six percent at our retail locations during 2023.

For 2022, the comparable store sales increase across all product categories reflect higher traffic and higher average ticket sales compared to the prior period in which the COVID-19 pandemic had a more volatile impact on demand.

Sales by Product Category	2023	2022
Tires	50%	53%
Maintenance	27	24
Brakes	14	13
Steering (a)	8	8
Exhaust	1	2
Total	100%	100%

(a)Steering product category includes front end/shocks and alignment product category sales.

Change in Number of Stores	2023
Beginning store count	1,304
Opened (a)	11
Closed	(16)
Ending store count	1,299

(a)Includes six stores opened related to the 2023 acquisitions.

Monro, Inc. 2023 Form 10-K	25

MANAGEMENT’S DISCUSSION AND ANALYSIS

Cost of Sales and Gross Profit

Gross Profit
(thousands)	2023	2022
Gross profit	$456,175	$481,836
Percentage of sales	34.4%	35.4%
Dollar change compared to prior year	$(25,661)
Percentage change compared to prior year	(5.3)%

The decrease in gross profit, as a percentage of sales, of 100 basis points (“bps”) for 2023 as compared to the prior year was primarily due to an increase in retail material costs, which increased as a percentage of sales, mainly a result of a shift to a higher mix of tire sales at our retail locations and customers trading down to opening price point tires. The decrease in gross profit, as a percentage of sales, was also partially due to an increase in technician labor costs, as a percentage of sales, as we have continued our incremental investment in technician labor costs during fiscal 2023 to support current and future sales growth. We do not expect further significant incremental investment in technician headcount. Partially offsetting these increases was the impact from our wholesale operations which were sold during the first three months of fiscal 2023. Additionally, there was a decrease in distribution and occupancy costs, as a percentage of sales, as we gained leverage on these largely fixed costs with higher overall comparable store sales.

Gross Profit as a Percentage of Sales Change	2023
Gross profit change	(100)	bps
Drivers of change in gross profit as a percentage of sales
Retail material costs	(200)	bps
Technician labor costs	(130)	bps
Retail distribution and occupancy costs	20	bps
Impact from sale of wholesale operations	210	bps

Operating, Selling, General and Administrative Expenses

Operating, Selling, General and Administrative Expenses
(thousands)	2023	2022
Operating, Selling, General and Administrative Expenses	$376,425	$380,538
Percentage of sales	28.4%	28.0%
Dollar change compared to prior year	$(4,113)
Percentage change compared to prior year	(1.1)%

The decrease of $4.1 million in operating, selling, general and administrative (“OSG&A”) expenses from the prior year is primarily due to lower expenses from 16 retail stores closed and our wholesale tire locations that were sold as well as decreased expenses from comparable stores mainly a result of cost control. The decrease in OSG&A expenses is also partially due to the gain on the sale of our wholesale tire locations and tire distribution assets, as well as the gain on the sale of related warehouses, net of associated closing costs, and a decrease in litigation reserve/settlement costs. Partially offsetting these decreases were increased expenses from 11 new stores, a full year of expenses for stores acquired in 2022, an increase in costs incurred in connection with restructuring and elimination of certain executive management positions upon completion of the divestiture to ATD, and an increase in costs related to shareholder matters.

OSG&A Expenses Change
(thousands)	2023
OSG&A expenses change	$(4,113)
Drivers of change in OSG&A expenses
Decrease from closed retail stores and wholesale tire locations sold	$(4,873)
Decrease from comparable stores	$(3,829)
Decrease from gain on sale of wholesale tire locations, tire distribution assets and related warehouses, net	$(3,496)
Decrease in litigation reserve/settlement costs	$(1,759)
Increase from new stores	$7,274
Increase in management restructuring costs	$1,338
Increase in costs related to shareholder matters	$1,232

Monro, Inc. 2023 Form 10-K	26

MANAGEMENT’S DISCUSSION AND ANALYSIS

Other Performance Factors

Net Interest Expense

Net interest expense of $23.2 million for 2023 decreased $1.5 million as compared to the prior year and decreased as a percentage of sales from 1.8 percent to 1.7 percent. Weighted average debt outstanding for 2023 decreased by approximately $98 million as compared to 2022. This decrease is primarily related to a decrease in debt outstanding under our Credit Facility. The weighted average interest rate increased approximately 50 basis points from the prior year due primarily to an increase in the Credit Facility’s floating borrowing rates.

Provision for Income Taxes

Our effective income tax rate was 31.7 percent for 2023 compared to 20.3 percent for 2022. The effective income tax rate for 2023 was higher by 5.3 percent because of discrete tax impacts from the divestiture of assets relating to our wholesale tire operations and internal tire distribution operations as well as the revaluation of deferred tax balances due to changes in the mix of pre-tax income in various U.S. state jurisdictions because of the divestiture. Our effective income tax rate for 2022 was lower by 4.0 percent due to the difference in statutory tax rates from a loss year to years in which such net operating loss may be carried back. Additionally, the increase in our effective income tax rate for 2023 over the prior year was also due to other state income tax impacts from the divestiture. See Note 8 to the Company’s consolidated financial statements for additional information.

Non-GAAP Financial Measures

In addition to reporting net income and diluted EPS, which are GAAP measures, this Form 10-K includes adjusted net income and adjusted diluted EPS, which are non-GAAP financial measures. We have included reconciliations to adjusted net income and adjusted diluted EPS from our most directly comparable GAAP measures, net income, and diluted EPS, below. Management views these non-GAAP financial measures as indicators to better assess comparability between periods because management believes these non-GAAP financial measures reflect our core business operations while excluding certain non-recurring items, such as costs related to shareholder matters from our equity capital structure recapitalization, litigation reserves/settlement costs, and items related to store impairment charges and closings, as well as Monro.Forward or acquisition initiatives.

These non-GAAP financial measures are not intended to represent, and should not be considered more meaningful than, or as an alternative to, their most directly comparable GAAP measures. These non-GAAP financial measures may be different from similarly titled non-GAAP financial measures used by other companies.

Adjusted net income is summarized as follows:

Reconciliation of Adjusted Net Income
(thousands)	2023	2022
Net income	$39,048	$61,568
Store impairment charge	982	759
Gain on sale of wholesale tire and distribution assets (a)	(3,496)	—
Store closing costs	515	(437)
Monro.Forward initiative costs	260	689
Acquisition due diligence and integration costs	31	1,249
Litigation reserve/settlement costs	2,000	3,759
Management restructuring/transition costs (b)	1,338	59
Costs related to shareholder matters	1,232	—
Transition costs related to back-office optimization	361	—
Provision for income taxes on pre-tax adjustments	(825)	(1,465)
Income tax benefit related to net operating loss carryback (c)	—	(3,119)
Certain discrete tax items (d)	3,034	—
Adjusted net income	$44,480	$63,062

(a)Amount includes the gain on sale of related warehouse, net of associated closing costs.

(b)Costs incurred in fiscal 2023 in connection with restructuring and elimination of certain management positions upon completion of our sale of wholesale tire locations and distribution assets.

(c)Income tax benefit related to net operating loss carryback adjustment that reflects the difference in statutory tax rates from a loss year to years in which such net operating loss may be carried back.

(d)Certain discrete tax items related to the sale of our wholesale tire locations and tire distribution assets as well as the revaluation of deferred tax balances due to changes in the mix of pre-tax income in various U.S. state jurisdictions because of the sale.

Monro, Inc. 2023 Form 10-K	27

MANAGEMENT’S DISCUSSION AND ANALYSIS

Adjusted diluted EPS is summarized as follows:

Reconciliation of Adjusted Diluted EPS	2023	2022
Diluted EPS	$1.20	$1.81
Store impairment charge	0.02	0.02
Gain on sale of wholesale tire and distribution assets	(0.08)	—
Store closing costs	0.01	(0.01)
Monro.Forward initiative costs	0.01	0.02
Acquisition due diligence and integration costs (a)	0.00	0.03
Litigation reserve/settlement costs	0.05	0.08
Management restructuring/transition costs (a)	0.03	0.00
Costs related to shareholder matters	0.03	—
Transition costs related to back-office optimization	0.01	—
Income tax benefit related to net operating loss carryback	—	0.09
Certain discrete tax items	0.09	—
Adjusted diluted EPS	$1.36	$1.85

(a)Amounts, in the periods presented, may be too minor in amount, net of the impact from income taxes, to have an impact on the calculation of adjusted diluted EPS.

Note: The calculation of the impact of non-GAAP adjustments on diluted EPS is performed on each line independently. The table may not add down by +/- $0.01 due to rounding.

The certain discrete tax items for 2023 and income tax benefit related to net operating loss carryback adjustment for 2022 to each of net income and diluted EPS are tax affected. The other adjustments to diluted EPS reflect adjusted effective tax rates of 25.6 percent and 24.1 percent for 2023 and 2022, respectively. These adjusted effective tax rates exclude the income tax impacts from share-based compensation and for 2023 and 2022 exclude certain discrete tax items and differences in statutory tax rates for net operating loss carrybacks, respectively. See adjustments from the Reconciliation of Adjusted Net Income table above for pre-tax amounts.

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

Dividends

We paid cash dividends totaling $36.4 million ($1.12 per share) in 2023 and $34.7 million ($1.02 per share) in 2022, a per share increase of 10 percent. We have paid dividends annually since fiscal 2006 and it is our intent to continue to do so in the future.

Share Repurchases

We returned $96.9 million to shareholders through share repurchases during fiscal 2023. For details regarding our share repurchase program, see Part II, Item 5, “Market for the Company's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this report and Note 15 to our consolidated financial statements.

Monro, Inc. 2023 Form 10-K	28

MANAGEMENT’S DISCUSSION AND ANALYSIS

Working Capital Management

As of March 25, 2023, we had a working capital deficit of $190.7 million, an increase from $76.5 million as of March 26, 2022. The increase was driven by an increase in accounts payable as a result of certain of our suppliers that participate in our supply chain finance program. We have agreed to contractual payment terms and conditions with our suppliers. As part of our working capital management, we facilitate a voluntary supply chain finance program to provide our suppliers with the opportunity to sell receivables due from Monro to a participating financial institution. For details regarding our supply chain finance program, see Note 1 to our consolidated financial statements.

Future Cash Requirements

We enter into contractual obligations in the ordinary course of business that may require future cash payments. Such obligations include, but are not limited to, debt service and leasing arrangements. The timing and nature of these obligations are expected to have an impact on our liquidity and capital requirements in future periods.

Contractual Obligations

Commitments Due by Period		Within	2 to	4 to	After
(thousands)	Total	1 Year	3 Years	5 Years	5 Years
Principal payments on long-term debt	$105,000			$105,000
Finance lease commitments/financing obligations (a)	415,296	$53,981	$99,984	90,489	$170,842
Operating lease commitments (a)	263,664	44,461	79,315	60,875	79,013
Total	$783,960	$98,442	$179,299	$256,364	$249,855

(a)Finance and operating lease commitments represent future undiscounted lease payments and include $88.5 million and $57.6 million, respectively, related to options to extend lease terms that are reasonably certain of being exercised.

Sources and Conditions of Liquidity

Our sources to fund our material cash requirements are predominantly cash from operations, availability under our Credit Facility, and cash and equivalents on hand.

Summary of Cash Flows

The following table presents a summary of our cash flows from operating, investing, and financing activities.

Summary of Cash Flows
(thousands)	2023	2022
Cash provided by operating activities	$215,016	$173,759
Cash provided by (used for) investing activities	26,546	(109,801)
Cash used for financing activities	(244,626)	(85,970)
Decrease in cash and equivalents	(3,064)	(22,012)
Cash and equivalents at beginning of period	7,948	29,960
Cash and equivalents at end of period	$4,884	$7,948

Cash provided by operating activities

For 2023, cash provided by operating activities was $215.0 million, which consisted of net income of $39.0 million, adjusted by non-cash charges of $80.9 million and by a change in operating assets and liabilities of $95.1 million. The non-cash charges were largely driven by $77.0 million of depreciation and amortization. The change in operating assets and liabilities was largely due to our supply chain finance program being a source of cash as we improved our cash flow by $120.5 million. This source of cash was partially offset by our inventory balance being a use of cash of $18.2 million as well as our federal and state income taxes payable being a use of cash of $2.4 million.

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

Monro, Inc. 2023 Form 10-K	29

MANAGEMENT’S DISCUSSION AND ANALYSIS

Cash provided by / used for investing activities

For 2023, cash provided by investing activities was $26.5 million. This was primarily due to cash from the sale of our wholesale tire locations and distribution assets and from other property and equipment for $65.3 million and $7.2 million, respectively, partially offset by cash used for capital expenditures, including property and equipment, and acquisitions of $39.0 million and $6.7 million, respectively.

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

Cash used for financing activities

For 2023, cash used for financing activities was $244.6 million which was primarily due to payment on our Credit Facility, net of amounts borrowed during the period, of $71.5 million, as well as payment of finance lease principal and dividends of $39.5 million and $36.4 million, respectively. Also, we used $96.9 million to repurchase common stock during 2023.

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

Within the Credit Facility, we have a sub-facility of $80 million available for the purpose of issuing standby letters of credit. The sub-facility requires fees aggregating 87.5 to 212.5 basis points annually of the face amount of each standby letter of credit, payable quarterly in arrears. There was a $29.6 million outstanding letter of credit at March 25, 2023.

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

We were in compliance with all debt covenants at March 25, 2023.

Monro, Inc. 2023 Form 10-K	30

MANAGEMENT’S DISCUSSION AND ANALYSIS

As of May 12, 2023, we had approximately $15.1 million in cash on hand. In addition, we had $494.9 million available under the Credit Facility as of May 12, 2023.

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

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with GAAP, which requires us to make estimates and apply judgments that affect the reported amounts. In Note 1 to the Company’s consolidated financial statements, we describe the significant accounting policies used in preparing the consolidated financial statements. Our management believes that the accounting estimates listed below are those that are most critical to the portrayal of our financial condition and results of operations, and that require management’s most difficult, subjective, and complex judgments in estimating the effect of inherent uncertainties.

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

Valuation of Long-Lived Assets

We assess potential impairments to our long-lived assets, which include property and equipment and ROU assets, whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. Long-lived assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are independent of the cash flows of other groups of assets. The carrying value of an asset group is considered impaired when its carrying value exceeds its estimated undiscounted future cash flows. The amount of any impairment loss recorded is calculated as the excess of the asset group’s carrying value over its fair value. Fair value of the assets is determined based on the highest and best use of the asset group, considering external market participant assumptions. During the fourth quarter, we consider changes in the actual and forecasted financial performance of certain asset groups and we have determined such events indicated that a triggering event occurred for certain asset groups. We assessed the recoverability of certain asset groups through the use of an undiscounted cash flow model, which involved significant judgement in a number of assumptions including projected revenues and operating income. Such indicators may include, among others: a significant decline in our expected future cash flows; changes in expected useful life; unanticipated competition; slower growth rates, ongoing maintenance and improvements of the assets, or changes in operating performance. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements.

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

Monro, Inc. 2023 Form 10-K	31

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

We measure and recognize the tax benefit from an uncertain tax position taken or expected to be taken on an income tax return based on the largest benefit that we determine is more likely than not of being realized upon settlement. We use significant judgment and estimates in evaluating our tax positions. Due to the complexity of some of these uncertain tax positions, the ultimate resolution may result in an actual tax liability that differs from our estimated tax liabilities for unrecognized tax benefits and our effective tax rate may be materially impacted. Income taxes are described further in Note 8 to the consolidated financial statements.

Accounting Standards

See “Recent Accounting Pronouncements” in Note 1 to the Company’s consolidated financial statements for a discussion of the impact of recently issued accounting standards on our consolidated financial statements as of March 25, 2023 and for the year then ended, as well as the expected impact on the consolidated financial statements for future periods.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from potential changes in interest rates. As of March 25, 2023, excluding finance leases and financing obligations, we had no debt financing at fixed interest rates, for which the fair value would be affected by changes in market interest rates. Our cash flow exposure on floating rate debt would result in annual interest expense fluctuations of approximately $1.1 million, based upon our debt position as of March 25, 2023, given a change in SOFR of 100 basis points.

Debt financing had a carrying amount and a fair value of $105.0 million as of March 25, 2023, as compared to a carrying amount and a fair value of $176.5 million as of March 26, 2022.

Monro, Inc. 2023 Form 10-K	32

FINANCIAL STATEMENTS

INDEX

Item 8. Financial Statements and Supplementary Data

Monro, Inc. 2023 Form 10-K	33

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 25, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on our assessment, management determined that the Company maintained effective internal control over financial reporting as of March 25, 2023.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, is appointed by the Company’s Audit Committee. PricewaterhouseCoopers LLP has audited the consolidated financial statements included in this Annual Report on Form 10-K and the effectiveness of the Company’s internal control over financial reporting as of March 25, 2023, and as a part of their integrated audit, has issued their report, included herein, on the effectiveness of the Company’s internal control over financial reporting.

/s/ Michael T. Broderick  /s/ Brian J. D’Ambrosia

Michael T. Broderick  Brian J. D’Ambrosia

Chief Executive Officer  Chief Financial Officer

(Principal Executive Officer) (Principal Financial Officer)

May 22, 2023

Monro, Inc. 2023 Form 10-K	34

FINANCIAL STATEMENTS

REPORTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Monro, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Monro, Inc. and its subsidiaries (the “Company”) as of March 25, 2023 and March 26, 2022, and the related consolidated statements of income and comprehensive income, of shareholders’ equity and of cash flows for each of the three years in the period ended March 25, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of March 25, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 25, 2023 and March 26, 2022, and the results of its operations and its cash flows for each of the three years in the period ended March 25, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 25, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Monro, Inc. 2023 Form 10-K	35

FINANCIAL STATEMENTS

REPORTS

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

Evaluation of Long-Lived Assets for Impairment for Certain Asset Groups

As described in Notes 1, 4 and 12 to the consolidated financial statements, property and equipment, net, finance lease and financing obligation assets, net and operating lease assets, net were $305 million, $217 million and $211 million, respectively, as of March 25, 2023. As disclosed by management, an assessment of potential impairment to long-lived assets is performed by management whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. The carrying value of an asset group is considered impaired when its carrying value exceeds its estimated undiscounted future cash flows. The amount of any impairment loss recorded is calculated as the excess of the asset group’s carrying value over its fair value. During the fourth quarter, management considered changes in the actual and forecasted financial performance of certain asset groups and determined such events indicated that a triggering event occurred for certain asset groups. Management assessed the recoverability of certain asset groups through the use of an undiscounted cash flow model, which involved significant judgment in a number of assumptions, including projected revenues and operating income.

The principal considerations for our determination that performing procedures relating to the evaluation of long-lived assets for impairment for certain asset groups is a critical audit matter are (i) the significant judgment by management when developing the estimates of recoverability for certain asset groups and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to projected revenues and operating income.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s evaluation of long-lived assets for impairment, including controls over the development of the undiscounted cash flows for certain asset groups. These procedures also included, among others (i) testing management’s process for developing the estimates of recoverability for certain asset groups; (ii) evaluating the appropriateness of the undiscounted cash flow models; (iii) testing the completeness and accuracy of underlying data used in the undiscounted cash flow models; and (iv) evaluating the reasonableness of the significant assumptions used by management related to projected revenues and operating income. Evaluating management’s assumptions related to projected revenues and operating income involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of certain asset groups; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP

Fairport, New York

May 22, 2023

We have served as the Company’s auditor since at least 1984. We have not been able to determine the specific year we began serving as auditor of the Company.

Monro, Inc. 2023 Form 10-K	36

FINANCIAL STATEMENTS

Consolidated Balance Sheets

(thousands, except footnotes)	March 25, 2023	March 26, 2022
Assets
Current assets
Cash and equivalents	$4,884	$7,948
Accounts receivable	13,294	14,797
Inventory	147,397	166,271
Other current assets	92,892	56,486
Total current assets	258,467	245,502
Property and equipment, net	304,989	315,193
Finance lease and financing obligation assets, net	217,174	268,406
Operating lease assets, net	211,101	213,588
Goodwill	736,457	776,714
Intangible assets, net	16,562	26,682
Other non-current assets	29,365	20,174
Long-term deferred income tax assets	2,762	5,153
Total assets	$1,776,877	$1,871,412
Liabilities and shareholders' equity
Current liabilities
Current portion of finance leases and financing obligations	$39,982	$42,092
Current portion of operating lease liabilities	37,520	34,692
Accounts payable	261,724	131,989
Federal and state income taxes payable	541	2,921
Accrued payroll, payroll taxes and other payroll benefits	15,951	18,540
Accrued insurance	47,741	49,391
Deferred revenue	15,422	14,153
Other current liabilities	30,296	28,186
Total current liabilities	449,177	321,964
Long-term debt	105,000	176,466
Long-term finance leases and financing obligations	295,281	357,475
Long-term operating lease liabilities	191,107	192,637
Other long-term liabilities	10,721	10,821
Long-term deferred income tax liabilities	30,460	28,560
Long-term income taxes payable	209	583
Total liabilities	1,081,955	1,088,506
Commitments and contingencies – Note 14
Shareholders' equity
Class C Convertible Preferred stock	29	29
Common stock	400	399
Treasury stock	(205,648)	(108,729)
Additional paid-in capital	250,702	244,577
Accumulated other comprehensive loss	(4,115)	(4,494)
Retained earnings	653,554	651,124
Total shareholders' equity	694,922	782,906
Total liabilities and shareholders' equity	$1,776,877	$1,871,412

Class C Convertible Preferred stock Authorized 150,000 shares, $1.50 par value, $0.064 conversion value: 19,664 shares issued and outstanding

Common stock Authorized 65,000,000 shares, $0.01 par value; 39,966,401 shares issued as of March 25, 2023 and 39,906,561 shares issued as of March 26, 2022

Treasury stock 8,561,121 shares as of March 25, 2023 and 6,359,871 shares as of March 26, 2022, at cost

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. 2023 Form 10-K	37

FINANCIAL STATEMENTS

Consolidated Statements of Income and Comprehensive Income

(thousands, except per share data)	2023	2022	2021
Sales	$1,325,382	$1,359,328	$1,125,721
Cost of sales, including distribution and occupancy costs	869,207	877,492	730,526
Gross profit	456,175	481,836	395,195
Operating, selling, general and administrative expenses	376,425	380,538	322,957
Operating income	79,750	101,298	72,238
Interest expense, net of interest income	23,176	24,631	28,235
Other income, net	(593)	(618)	(188)
Income before income taxes	57,167	77,285	44,191
Provision for income taxes	18,119	15,717	9,872
Net income	$39,048	$61,568	$34,319
Other comprehensive income
Changes in pension, net	379	125	2,270
Other comprehensive income	379	125	2,270
Comprehensive income	$39,427	$61,693	$36,589
Earnings per share
Basic	$1.20	$1.82	$1.02
Diluted	$1.20	$1.81	$1.01
Weighted average common shares outstanding
Basic	32,144	33,527	33,329
Diluted	32,653	34,038	33,876

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. 2023 Form 10-K	38

FINANCIAL STATEMENTS

Consolidated Statements of Changes in Shareholders’ Equity

	Class C							Accumulated
	Convertible						Additional	Other
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Comprehensive	Retained	Total
(thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at March 28, 2020	22	$33	39,645	$396	6,360	$(108,729)	$229,774	$(6,889)	$619,855	$734,440
Net income									34,319	34,319
Other comprehensive income
Pension liability adjustment								2,270		2,270
Dividends declared
Preferred									(438)	(438)
Common									(29,344)	(29,344)
Dividend payable									(31)	(31)
Conversion of Class C Convertible Preferred stock	(2)	(4)	50	1			3			—
Stock options and restricted stock			153	1			6,076			6,077
Share-based compensation							2,391			2,391
Balance at March 27, 2021	20	$29	39,848	$398	6,360	$(108,729)	$238,244	$(4,619)	$624,361	$749,684
Net income									61,568	61,568
Other comprehensive income
Pension liability adjustment								125		125
Dividends declared
Preferred									(469)	(469)
Common									(34,205)	(34,205)
Dividend payable									(131)	(131)
Stock options and restricted stock			59	1			2,003			2,004
Share-based compensation							4,330			4,330
Balance at March 26, 2022	20	$29	39,907	$399	6,360	$(108,729)	$244,577	$(4,494)	$651,124	$782,906
Net income									39,048	39,048
Other comprehensive income
Pension liability adjustment								379		379
Dividends declared
Preferred									(515)	(515)
Common									(35,889)	(35,889)
Dividend payable									(214)	(214)
Repurchase of stock					2,201	(96,919)				(96,919)
Stock options and restricted stock			59	1			474			475
Share-based compensation							5,651			5,651
Balance at March 25, 2023	20	$29	39,966	$400	8,561	$(205,648)	$250,702	$(4,115)	$653,554	$694,922

We declared $1.12, $1.02 and $0.88 dividends per common share or equivalent for the years ended March 25, 2023, March 26, 2022 and March 27, 2021, respectively.

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. 2023 Form 10-K	39

FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows

(thousands)	2023	2022	2021
Operating activities
Net income	$39,048	$61,568	$34,319
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	77,037	81,169	77,304
Share-based compensation expense	5,651	4,330	2,391
Gain on disposal of assets	(4,668)	(932)	(491)
Gain on divestiture	(2,394)	—	—
Impairment of long-lived assets	982	759	144
Deferred income tax expense	4,242	14,019	10,854
Change in operating assets and liabilities (excluding acquisitions and divestitures)
Accounts receivable	(2,483)	527	(814)
Inventories	(18,205)	(2,390)	26,570
Other current assets	(8,962)	(6,679)	(7,406)
Other non-current assets	36,841	31,115	33,303
Accounts payable	129,735	19,611	12,874
Accrued expenses	(2,651)	(3,984)	21,355
Federal and state income taxes payable	(2,380)	13,765	(2,788)
Other long-term liabilities	(36,403)	(38,674)	(22,326)
Long-term income taxes payable	(374)	(445)	(384)
Cash provided by operating activities	215,016	173,759	184,905
Investing activities
Capital expenditures	(38,990)	(27,830)	(51,725)
Acquisitions, net of cash acquired	(6,685)	(83,333)	(17,154)
Proceeds from divestiture	56,586	—	—
Deferred proceeds received from divestiture	8,671	—	—
Proceeds from the disposal of assets	7,220	1,240	659
Other	(256)	122	1,960
Cash provided by (used for) investing activities	26,546	(109,801)	(66,260)
Financing activities
Proceeds from borrowings	156,795	166,276	—
Principal payments on long-term debt, finance leases and financing obligations	(267,804)	(219,219)	(409,783)
Repurchase of stock	(96,919)	—	—
Exercise of stock options	733	2,144	6,278
Dividends paid	(36,404)	(34,674)	(29,782)
Deferred financing costs	(1,027)	(497)	(874)
Cash used for financing activities	(244,626)	(85,970)	(434,161)
Decrease in cash and equivalents	(3,064)	(22,012)	(315,516)
Cash and equivalents at beginning of period	7,948	29,960	345,476
Cash and equivalents at end of period	$4,884	$7,948	$29,960
Supplemental information
Interest paid, net	$22,857	$24,312	$26,376
Income taxes paid, net of (refund)	16,936	(11,611)	2,334
Leased assets (reduced) obtained in exchange for (reduced) new finance lease liabilities	(11,156)	8,833	104,165
Leased assets obtained in exchange for new operating lease liabilities	30,142	12,401	24,409

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. 2023 Form 10-K	40

FINANCIAL STATEMENTS

NOTES

Note 1 – Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of business

Monro, Inc. and its direct and indirect subsidiaries (together, “Monro”, the “Company”, “we”, “us”, or “our”), are engaged principally in providing automotive undercar repair and tire replacement sales and tire related services in the United States. Monro had 1,299 Company-operated retail stores located in 32 states and 76 Car-X franchised locations as of March 25, 2023.

A certain number of our retail locations also service commercial customers. Our locations that serve commercial customers generally operate consistently with our other retail locations, except that the sales mix for these locations includes a higher number of commercial tires.

As of March 25, 2023, Monro had two retread facilities. The retread facilities re-manufacture tires through the replacement of tread on worn tires that are later sold to customers.

Monro’s operations are organized and managed as one single segment designed to offer to our customers replacement tires and tire related services, automotive undercar repair services as well as a broad range of routine maintenance services, primarily on passenger cars, light trucks and vans. We also provide other products and services for brakes; mufflers and exhaust systems; and steering, drive train, suspension and wheel alignment. The internal management financial reporting that is the basis for evaluation to assess performance and allocate resources by our chief operating decision maker consists of consolidated data that includes the results of our retail and commercial locations. As such, our one operating segment reflects how our operations are managed, how resources are allocated, how operating performance is evaluated by senior management, and the structure of our internal financial reporting.

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

Fiscal year

We operate on a 52/53-week fiscal year ending on the last Saturday in March. Fiscal years 2023, 2022 and 2021 each contained 52 weeks. Unless specifically indicated otherwise, any references to “2023” or “fiscal 2023,” “2022” or “fiscal 2022,” and “2021” or “fiscal 2021” relate to the years ended March 25, 2023, March 26, 2022, and March 27, 2021, respectively.

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

Other recent authoritative guidance issued by the FASB (including technical corrections to the Accounting Standards Codification (“ASC”)) and the Securities and Exchange Commission (“SEC”) did not or are not expected to have a material effect on our consolidated financial statements.

Monro, Inc. 2023 Form 10-K	41

FINANCIAL STATEMENTS

NOTES

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

Valuation of long-lived assets

We review for impairment to our long-lived assets, which include property and equipment and right-of-use (“ROU”) assets, whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. Long-lived assets are grouped at the store level and evaluated for impairment at the lowest level for which there are identifiable cash flows that are independent of the cash flows of other groups of assets. If it is determined that the carrying amounts of such long-lived assets are not recoverable, the assets are written down to their estimated fair values. Fair value of the assets is determined based on the highest and best use of the asset group, considering external market participant assumptions.

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

Monro, Inc. 2023 Form 10-K	42

FINANCIAL STATEMENTS

NOTES

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

We have one reporting unit which encompasses all operations including new acquisitions. In performing our annual goodwill impairment test, we perform a qualitative assessment to determine if it is more likely than not that the fair value is less than the carrying value of goodwill. The qualitative assessment includes a review of business changes, economic outlook, financial trends and forecasts, growth rates, industry data, market capitalization, and other relevant qualitative factors. If the qualitative factors indicate a potential impairment, we compare the fair value of our reporting unit to the carrying value of our reporting unit. If the fair value is less than its carrying value, an impairment charge is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill. As a result of our annual qualitative assessment performed in the third quarter of 2023, we determined that it is not more likely than not that the fair value is less than the carrying value. No impairment was recorded in 2023, 2022 and 2021.

Our intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses and are amortized over their estimated useful lives. All intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that an impairment may exist. If such indicators are present, it is determined whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying values. Based on our review as of March 25, 2023, we concluded that the carrying values of our intangible assets were not impaired. No impairment was recorded in 2022 or 2021.

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

Warranty

We provide an accrual for estimated future warranty costs for parts that we install based upon the historical relationship of warranty costs to sales. See Note 7 for additional information on tire road hazard warranty agreements.

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

Monro, Inc. 2023 Form 10-K	43

FINANCIAL STATEMENTS

NOTES

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

Black-Scholes Valuation Model Assumptions
(weighted average)	2023	2022	2021
Risk-free interest rate (a)	2.85%	0.61%	0.27%
Expected term (years) (b)	4	4	4
Expected volatility (c)	38.7%	34.9%	33.3%
Dividend yield (d)	2.33%	1.78%	1.60%

(a)Risk-free interest rates are yields for zero coupon U.S. Treasury notes maturing approximately at the end of the expected option term.

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

Monro, Inc. 2023 Form 10-K	44

FINANCIAL STATEMENTS

NOTES

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

We establish a receivable for vendor rebates that are earned but not yet received. Based on purchase data and the terms of the applicable vendor-sponsored programs, we estimate the amount earned. Most of the year-end vendor rebates receivable is collected within the following first quarter. See Note 3 for additional information.

Working capital management

As part of our ongoing efforts to manage our working capital and improve our cash flow, certain financial institutions offer to certain of our suppliers a voluntary supply chain finance program to provide our suppliers with the opportunity to sell receivables due from us (our accounts payable) to a participating financial institution at the sole discretion of both the supplier and the financial institution. Should a supplier choose to participate in the program, it may receive payment from the financial institution in advance of agreed contractual payment terms; our responsibility is limited to making payments to the respective financial institution on the terms originally negotiated with our supplier and no other guarantees are provided by us under the supply chain finance program. We have no economic interest in a supplier’s decision to participate and we have no direct financial relationship with the financial institutions, as it relates to the supply chain finance program. We have concluded that the program is a trade payable program and not indicative of a borrowing arrangement.

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

2023

During 2023, we acquired the following businesses for an aggregate purchase price of $6.4 million. The acquisitions were financed through our Credit Facility, as defined in Note 6. The results of operations for these acquisitions are included in our financial results from the respective acquisition dates.

•On February 19, 2023, we acquired five retail tire and automotive repair stores located in Iowa and Illinois from Hawkeye Mufflers Inc. These stores will operate under the Car-X name.

•On December 4, 2022, we acquired one retail tire and automotive repair store operating as a Car-X franchise location in Wisconsin from Spinler’s Service Systems, Inc. This store operates under the Car-X name.

The acquisitions resulted in goodwill related to, among other things, growth opportunities, synergies and economies of scale expected from combining the businesses with ours, as well as unidentifiable intangible assets. All of the goodwill is expected to be deductible for tax purposes.

We expensed all costs related to the acquisitions during 2023. The total costs related to the completed acquisitions were immaterial to the Consolidated Statement of Income and Comprehensive Income and these costs are included primarily under OSG&A expenses.

Sales and net income related to the completed acquisitions totaled $0.6 million and $0.1 million, respectively for the period from acquisition date through March 25, 2023. The net income of $0.1 million includes an allocation of certain traditional corporate related items, including vendor rebates, interest expense, and income taxes.

Supplemental pro forma information for the current or prior reporting periods has not been presented due to the impracticability of obtaining detailed, accurate or reliable data for the periods the acquired entities were not owned by Monro.

Monro, Inc. 2023 Form 10-K	45

FINANCIAL STATEMENTS

NOTES

We accounted for each 2023 acquisition as a business combination using the acquisition method of accounting in accordance with the FASB ASC Topic 805, “Business Combinations.” The assets acquired and liabilities assumed were recorded at their acquisition-date fair values and were consolidated with those of the Company as of the acquisition date. The acquisition-date fair values were assigned based on preliminary valuations and estimates, and the consideration transferred over the net identifiable assets acquired was recorded as goodwill.

2023 Acquisition-date Fair Values Assigned
(thousands) (preliminary)
Inventory	$86
Other current assets	80
Property and equipment	82
Operating lease assets	5,310
Intangible assets	153
Long-term deferred income tax assets	88
Total assets acquired	5,799
Current portion of operating lease liabilities	448
Other current liabilities	4
Long-term operating lease liabilities	5,202
Total liabilities assumed	5,654
Total net identifiable assets acquired	$145
Total consideration transferred	$6,425
Less: total net identifiable assets acquired	145
Goodwill	$6,280

We have recorded customer list intangible assets with a useful life of seven years at their estimated fair value of approximately $0.2 million to amortizable intangible assets. We have recorded acquired ROU assets at the present value of remaining lease payments adjusted to reflect unfavorable market terms of the lease.

We continue to refine the valuation data and estimates primarily related to inventory, warranty reserves, intangible assets, real property leases, and certain liabilities for the 2023 acquisitions and expect to complete the valuations no later than the first anniversary date of the acquisition. We anticipate that adjustments will continue to be made to the fair values of identifiable assets acquired and liabilities assumed.

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

Monro, Inc. 2023 Form 10-K	46

FINANCIAL STATEMENTS

NOTES

We expensed all costs related to the acquisitions during 2022. The total costs related to the completed acquisitions were $0.7 million and these costs are included in the Consolidated Statement of Income and Comprehensive Income primarily under OSG&A expense.

Sales and net income related to the 2022 acquisitions totaled $51.7 million and $3.4 million, respectively, for the period from acquisition date through March 26, 2022. The net income of $3.4 million includes an allocation of certain traditional corporate related items, including vendor rebates, interest expense, and income taxes.

Supplemental pro forma information for the current or prior reporting periods has not been presented due to the impracticability of obtaining detailed, accurate or reliable data for the periods the acquired entity was not owned by Monro.

We accounted for each 2022 acquisition as a business combination using the acquisition method of accounting and we finalized the purchase accounting related to the 2022 acquisitions during 2023. As a result of the updated purchase price allocation for the 2022 acquisitions, certain of the fair value amounts previously estimated were adjusted during the measurement period. These measurement period adjustments resulted from updated valuation reports and appraisals received from our external valuation specialists, as well as revisions to internal estimates. The measurement period adjustments were not material to the Consolidated Balance Sheet as of March 25, 2023 and March 26, 2022 and the Consolidated Statement of Income and Comprehensive Income for 2023 and 2022.

The assets acquired and liabilities assumed were recorded at their assigned acquisition-date fair values and were consolidated with those of the Company as of the acquisition date. The consideration transferred and net liabilities assumed were recorded as goodwill.

2022 Acquisition-date Fair Values Assigned
(thousands) (final)
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

Monro, Inc. 2023 Form 10-K	47

FINANCIAL STATEMENTS

NOTES

of which $5 million is currently being held in escrow. The remaining $40 million (“Earnout”) of the total consideration of $102 million will be paid quarterly over approximately two years based on our tire purchases from or through ATD pursuant to a distribution and fulfillment agreement with ATD, of which $8.7 million was received during 2023. Under a distribution agreement between us and ATD, ATD agreed to supply and sell tires to retail locations we own. After ATD satisfies the Earnout payments, our company-owned retail stores will be required to purchase at least 90 percent of their forecasted requirements for certain passenger car tires, light truck replacement tires, and medium truck tires from or through ATD. Any tires that ATD is unable to supply or fulfill from those categories will be excluded from the calculation of our requirements for tires. The initial term of the distribution agreement is five years after the completion of the Earnout Period, with automatic 12-month renewal periods thereafter. The divestiture enables us to focus our resources on our core retail business operations. In connection with this transaction, we recognized a pre-tax gain of $2.4 million within OSG&A expenses. We also recognized a gain of $1.1 million on the subsequent sale of related warehouses, net of associated closing costs, within OSG&A expenses. Additionally, we incurred $1.3 million in costs in connection with restructuring and elimination of certain executive management positions upon completion of the divestiture. The divestiture did not meet the criteria to be reported as discontinued operations in our consolidated financial statements as our decision to divest this business did not represent a strategic shift that will have a major effect on our operations and financial results. For additional information regarding discrete tax impacts because of the divestiture, see Note 8.

Note 3 – Other Current Assets

Other Current Assets
(thousands)	March 25, 2023	March 26, 2022
Prepaid assets	$22,309	$22,517
Divestiture deferred proceeds receivable	19,892	—
Vendor rebates receivable	18,795	17,932
Other	31,896	16,037
Total	$92,892	$56,486

Note 4 – Property and Equipment

The major classifications of property and equipment are as follows:

Property and Equipment
(thousands)	March 25, 2023	March 26, 2022
Land	$84,936	$84,050
Buildings and improvements	307,489	297,313
Equipment, signage, and fixtures	310,849	300,792
Vehicles	22,720	38,553
Construction-in-progress	5,735	8,662
Property and equipment	731,729	729,370
Less - Accumulated depreciation	426,740	414,177
Property and equipment, net	$304,989	$315,193

Depreciation expense totaled $40.9 million, $42.7 million, and $42.9 million for 2023, 2022, and 2021, respectively.

Note 5 – Goodwill and Intangible Assets

Reconciliation of Changes in Goodwill
(thousands)	2023	2022
Balance at beginning of period	$776,714	$689,524
Current fiscal year acquisitions	6,280	87,277
Current fiscal year divestiture	(46,426)	—
Adjustments to prior fiscal year acquisitions	(111)	(87)
Balance at end of period	$736,457	$776,714

Monro, Inc. 2023 Form 10-K	48

FINANCIAL STATEMENTS

NOTES

Intangible Assets	March 25, 2023		March 26, 2022
	Gross	Accumulated	Gross	Accumulated
(thousands)	Carrying Amount	Amortization	Carrying Amount	Amortization
Customer lists	$31,043	$23,967	$38,090	$24,406
Trade names	16,432	11,139	19,482	11,436
Franchise agreements and reacquired rights	8,800	4,607	8,800	3,848
Other intangible assets	50	50	50	50
Total	$56,325	$39,763	$66,422	$39,740

Estimated Weighted Average Useful Lives	Life (Years)
Customer lists	10
Trade names	15
Franchise agreements and reacquired rights	12

Amortization expense was $3.7 million, $4.2 million, and $4.1 million for 2023, 2022, and 2021, respectively.

Estimated Future Amortization Expense
(thousands)	Amortization
2024	$3,254
2025	2,896
2026	2,677
2027	2,327
2028	2,182

Note 6 – Long-term Debt

Credit Facility

In April 2019, we entered into a five-year $600 million revolving credit facility agreement with eight banks (the “Credit Facility”). Interest only is payable monthly throughout the Credit Facility’s term. The borrowing capacity for the Credit Facility of $600 million includes an accordion feature permitting us to request an increase in availability of up to an additional $250 million. The Credit Facility initially bore interest at 75 to 200 basis points over the London Interbank Offered Rate (“LIBOR”) (or replacement index) or at the prime rate, depending on the type of borrowing and the rates then in effect.

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

Monro, Inc. 2023 Form 10-K	49

FINANCIAL STATEMENTS

NOTES

We are required to maintain an interest coverage ratio, as defined in the Credit Facility, of at least 1.55 to 1. In addition, our ratio of adjusted debt to EBITDAR, as defined in the Credit Facility, cannot exceed 4.75 to 1, subject to certain exceptions under the Credit Facility.

At March 25, 2023 and March 26, 2022, the interest rate spread paid by the Company was 125 basis points over SOFR and 125 basis points over LIBOR, respectively.

Within the Credit Facility, we have a sub-facility of $80 million available for the purpose of issuing standby letters of credit. The sub-facility requires fees aggregating 87.5 to 212.5 basis points annually of the face amount of each standby letter of credit, payable quarterly in arrears. There was a $29.6 million outstanding letter of credit as of March 25, 2023 and March 26, 2022.

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

There was $105.0 million outstanding and $465.4 million available under the Credit Facility as of March 25, 2023.

We were in compliance with all debt covenants as of March 25, 2023.

Long-term debt had a carrying amount and a fair value of $105.0 million as of March 25, 2023, as compared to a carrying amount and a fair value of $176.5 million as of March 26, 2022. The carrying value of our debt approximated its fair value due to the variable interest nature of the debt.

Note 7 – Revenue

Automotive undercar repair, tire replacement sales and tire related services represent most of our revenues. We also earn revenue from the sale of tire road hazard warranty agreements as well as commissions earned from the delivery of tires on behalf of certain tire vendors.

Revenue from automotive undercar repair, tire replacement sales and tire related services is recognized at the time the customers take possession of their vehicle or merchandise. For sales to certain customers that are financed through the offering of credit on account, payment terms are established for customers based on our pre-established credit requirements. Payment terms vary depending on the customer and generally are 30 days. Based on the nature of receivables, no significant financing components exist. Sales are recorded net of discounts, sales incentives and rebates, sales taxes, and estimated returns and allowances. We estimate the reduction to sales and cost of sales for returns based on current sales levels and our historical return experience. Such amounts are immaterial to our consolidated financial statements.

Revenues
(thousands)	2023	2022	2021
Tires (a)	$655,113	$716,325	$617,815
Maintenance	356,936	330,732	269,337
Brakes	178,468	174,854	130,179
Steering	109,725	109,793	85,290
Exhaust	22,474	24,398	20,201
Other	2,666	3,226	2,899
Total	$1,325,382	$1,359,328	$1,125,721

(a) Includes the sale of tire road hazard warranty agreements and tire delivery commissions.

Revenue from the sale of tire road hazard warranty agreements is initially deferred and is recognized over the contract period as costs are expected to be incurred, typically 21 to 36 months. The deferred revenue balances at March 25, 2023 and March 26, 2022 were $22.4 million and $20.6 million, respectively, of which $15.4 million and $14.2 million, respectively, are reported in Deferred revenue and $7.0 million and $6.4 million, respectively, are reported in Other long-term liabilities in our Consolidated Balance Sheets.

Monro, Inc. 2023 Form 10-K	50

FINANCIAL STATEMENTS

NOTES

Changes in Deferred Revenue
(thousands)	2023	2022
Balance at beginning of period	$20,632	$16,712
Deferral of revenue	23,093	21,047
Deferral of revenue from acquisitions	—	2,156
Recognition of revenue	(21,371)	(19,283)
Balance at end of period	$22,354	$20,632

We expect to recognize $15.4 million of deferred revenue related to road hazard warranty agreements during our fiscal year ending March 30, 2024 and $7.0 million of such deferred revenue thereafter.

Under various arrangements, we receive from certain tire vendors, a delivery commission and reimbursement for the cost of the tire that we may deliver to customers on behalf of the tire vendor. The commission we earn from these transactions is as an agent and the net amount retained is recorded as sales.

Note 8 – Income Taxes

Provision for Income Taxes
(thousands)	2023	2022	2021
Current:
Federal	$11,174	$256	$(1,809)
State	2,703	1,442	827
Total current	13,877	1,698	(982)
Deferred:
Federal	1,855	12,602	10,169
State	2,387	1,417	685
Total deferred	4,242	14,019	10,854
Total provision	$18,119	$15,717	$9,872

Income Tax Rate Reconciliation	2023	2022	2021
Expected U.S. federal income taxes at statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	4.9	3.0	2.9
Tax adjustments (a)	5.3	(4.0)	(1.1)
Other	0.5	0.3	(0.5)
Effective tax rate	31.7%	20.3%	22.3%

(a)The 2023 adjustments reflect expense due to the sale of our wholesale tire locations and tire distribution assets as well as the revaluation of deferred tax balances due to changes in the mix of pre-tax income in various U.S. state jurisdictions because of the sale. The 2022 adjustments reflect benefit due to differences in statutory tax rates from a loss year to years in which such net operating loss may be carried back.

As provided under the Coronavirus Aid, Relief and Economic Security Act, a taxpayer must carry net operating losses generated in certain tax years to the earliest tax year in the five-year carryback period. However, these net operating losses are not subject to the 80% of income limitation if they are exhausted during the five-year carryback. Under this provision, Monro has carried back a net operating loss generated in fiscal 2021 to carryback years within the five-year carryback period with a 35% U.S. federal statutory tax rate.

Monro, Inc. 2023 Form 10-K	51

FINANCIAL STATEMENTS

NOTES

Net Deferred Tax Asset/(Liability)
(thousands)	March 25, 2023	March 26, 2022
Gross deferred tax assets:
Lease liabilities	$174,055	$187,559
Other	25,958	26,382
Total gross deferred tax assets	200,013	213,941
Gross deferred tax liabilities:
Leased assets	(136,057)	(147,764)
Goodwill	(70,145)	(66,153)
Property and equipment	(20,631)	(22,251)
Other	(878)	(1,180)
Total deferred tax liabilities	(227,711)	(237,348)
Total net deferred tax liability	$(27,698)	$(23,407)

We have $8.0 million of state net operating loss carryforwards available as of March 25, 2023. The state net operating loss carryforwards expire in varying amounts through 2043.

We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of March 25, 2023, we concluded, based on the weight of all available positive and negative evidence, that all our deferred tax assets are more likely than not to be realized.

Changes in Liability for Unrecognized Tax Benefits
(thousands)	2023	2022	2021
Balance at beginning of period	$5,006	$5,035	$5,212
Additions based on tax positions related to the current year	97	1,271	915
Additions for tax positions of prior years	—	49	—
Reductions for tax positions of prior years	(224)	—	—
Lapse in statutes of limitation	(1,170)	(1,349)	(1,092)
Balance at end of period	$3,709	$5,006	$5,035

The total amount of unrecognized tax benefits was $3.7 million, $5.0 million, and $5.0 million at March 25, 2023, March 26, 2022, and March 27, 2021, respectively, the majority of which, if recognized, would affect the effective tax rate.

In the normal course of business, Monro provides for uncertain tax positions and the related interest and penalties and adjusts its unrecognized tax benefits and accrued interest and penalties and, accordingly, we had approximately $0.1 million of interest and penalties associated with uncertain tax benefits accrued as of March 25, 2023 and March 26, 2022.

We file U.S. federal income tax returns and income tax returns in certain state jurisdictions. Our U.S. federal income tax returns for 2020 – 2022 and various state tax years remain subject to income tax examinations by tax authorities.

Note 9 – Stock Ownership

Holders of at least 60 percent of the Class C convertible preferred stock must approve any action authorized by the holders of Common Stock. In addition, there are certain restrictions on the transferability of shares of Class C convertible preferred stock. In the event of a liquidation, dissolution or winding-up of Monro, the holders of the Class C convertible preferred stock would be entitled to receive $1.50 per share out of the assets of Monro before any amount would be paid to holders of Common Stock. The conversion value of the Class C convertible preferred stock was $0.064 per share as of March 25, 2023 and March 26, 2022.

Note 10 – Share-based Compensation

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

Share-based compensation expense included in cost of sales and OSG&A expense in Monro’s Consolidated Statements of Income and Comprehensive Income for 2023, 2022, and 2021 was $5.7 million, $4.3 million, and $2.4 million, respectively, and the related income tax benefit for each year was $1.4 million, $1.0 million, and $0.6 million, respectively.

Monro, Inc. 2023 Form 10-K	52

FINANCIAL STATEMENTS

NOTES

Monro currently grants stock option awards, shares of restricted stock and restricted stock units under the 2007 Incentive Stock Option Plan (the “2007 Plan”), as amended and restated effective August 2017. At March 25, 2023, there were a total of 5,001,620 shares and 740,298 shares that were authorized and available for grant under the 2007 Plan, respectively.

Non-Qualified Stock Options

Generally, employee options vest over a four-year period, and have a duration of six years. Outstanding options are exercisable for various periods through March 2029.

Stock Option Activity			Weighted average	Aggregate
	Stock	Weighted average	Remaining Contractual	Intrinsic
	Options	Exercise Price	Term (years)	Value (a)
Outstanding as of March 26, 2022	530,604	$61.13
Granted	139,629	44.97
Exercised	(16,133)	45.47
Canceled	(120,082)	61.11
Outstanding as of March 25, 2023	534,018	$57.39	3.78	$549,083
Vested and exercisable as of March 25, 2023	274,975	$61.51	2.05	$84,292

(a)Total shares valued at the market price of the underlying stock as of March 25, 2023 less the exercise price.

As of March 25, 2023, the total unrecognized compensation expense related to unvested stock option awards was $2.3 million, which is expected to be recognized over a weighted average period of approximately two years. The weighted average grant date fair value of options granted during 2023, 2022, and 2021 was $12.73, $13.96, and $12.53, respectively. The total fair value of stock options vested during 2023, 2022, and 2021 was $1.7 million, $1.0 million, and $2.0 million, respectively.

Stock Option Exercises
(millions)	2023	2022	2021
Total intrinsic value of stock options exercised	$0.1	$0.5	$1.5
Cash received for exercise price	0.7	2.1	6.3
Income tax benefit	—	—	—

Restricted Stock

Monro issues restricted stock and restricted stock units to certain members of management as well as non-employee directors of the Company. Restricted stock units represent shares issued upon vesting in the future whereas restricted stock awards represent shares issued upon grant that are restricted. The fair value for restricted stock units and restricted stock awards is calculated based on the stock price on the date of grant. Restricted stock units do not have voting rights but earn dividends during the vesting period. The recipients of the restricted stock awards have voting rights and earn dividends during the vesting period. The dividends are paid to the recipient at the time the restricted stock or restricted stock unit becomes vested. If the recipient leaves Monro prior to the vesting date for any reason, the shares of restricted stock, or the shares underlying the restricted stock unit, and the dividends accrued on those shares will be forfeited and returned to Monro. The restricted stock units and awards vest equally over three years or four years.

During 2022, the Company granted 40,000 restricted stock units in connection with the appointment of its new President and Chief Executive Officer effective April 5, 2021. 20,000 restricted stock units are time vesting. 20,000 restricted stock units will vest upon the Company’s common stock price meeting certain market conditions between April 2021 and December 2023.

In 2023 and 2022, the Company issued a limited number of restricted stock units to members of senior management which may vest upon the achievement of a three-year average return on invested capital target.

Monro, Inc. 2023 Form 10-K	53

FINANCIAL STATEMENTS

NOTES

Non-vested Restricted Stock Activity		Weighted average
		Grant-date
	Restricted Shares	Fair Value per Share
Outstanding as of March 26, 2022	153,056	$58.38
Granted	129,491	46.43
Vested	(46,586)	59.64
Forfeited	(20,030)	58.57
Outstanding as of March 25, 2023	215,931	$50.92

As of March 25, 2023, the total unrecognized compensation expense related to unvested restricted shares was $5.9 million, which is expected to be recognized over a weighted average period of approximately two years. The weighted average grant date fair value of restricted shares granted during 2023, 2022, and 2021 was $46.43, $58.06, and $52.75, respectively. The total fair value of restricted shares vested during 2023, 2022, and 2021 was $2.8 million, $1.0 million, and $1.4 million, respectively.

Note 11 – Earnings per Common Share

Earnings per Common Share
(thousands, except per share data)	2023	2022	2021
Numerator for earnings per common share calculation:
Net income	$39,048	$61,568	$34,319
Less: Preferred stock dividends	(515)	(469)	(438)
Income available to common stockholders	$38,533	$61,099	$33,881
Denominator for earnings per common share calculation:
Weighted average common shares - basic	32,144	33,527	33,329
Effect of dilutive securities:
Preferred stock	460	460	503
Stock options	—	12	26
Restricted stock	49	39	18
Weighted average common shares - diluted	32,653	34,038	33,876

Basic earnings per common share	$1.20	$1.82	$1.02
Diluted earnings per common share	$1.20	$1.81	$1.01

The computation of diluted earnings per common share for 2023, 2022, and 2021 excludes the effect of the assumed exercise of approximately 658,000, 460,000, and 456,000 of stock options, respectively, as the exercise price of these options was greater than the average market value of our common stock for those periods, resulting in an anti-dilutive effect on diluted earnings per common share.

Note 12 – Leases

We lease certain retail stores, office space and land as well as service contracts that are considered leases.

Our leases have remaining lease terms, including renewals reasonably certain to be exercised, of less than one year to approximately 35 years. Most of our leases include one or more options to extend the lease, for periods ranging from three years to 25 years or more.

Historical failed sale leasebacks that were assumed through acquisitions and do not qualify for sale leaseback accounting continue to be accounted for as financing obligations. As of March 25, 2023 and March 26, 2022, net assets of $3.7 million and $4.3 million, respectively, and liabilities of $6.5 million and $6.9 million, respectively, due to failed sale leaseback arrangements were included with finance lease assets and liabilities, respectively, on the Consolidated Balance Sheets.

Monro, Inc. 2023 Form 10-K	54

FINANCIAL STATEMENTS

NOTES

Lease Cost
(thousands)	2023	2022	2021
Operating lease cost	$41,308	$38,947	$35,998
Finance lease/financing obligations cost:
Amortization of leased assets	32,515	34,369	30,428
Interest on lease liabilities	16,099	18,346	18,344
Short term and variable lease cost	1,495	1,425	321
Sublease income	(115)	(102)	(95)
Total lease cost	$91,302	$92,985	$84,996

Maturity of Lease Liabilities		Finance Leases and
(thousands)	Operating Leases (a)	Financing Obligations (b)
2024	$44,461	$53,981
2025	41,373	51,169
2026	37,942	48,815
2027	33,682	46,211
2028	27,193	44,278
Thereafter	79,013	170,842
Total undiscounted lease obligations	$263,664	$415,296
Less: imputed interest	(35,037)	(80,033)
Present value of lease obligations	$228,627	$335,263

(a)Operating lease obligations include $57.6 million related to options to extend operating leases that are reasonably certain of being exercised.

(b)Finance lease payments include $88.5 million related to options to extend finance leases that are reasonably certain of being exercised.

Total lease payments exclude $2.7 million of legally binding minimum lease payments for leases signed but not yet commenced.

Lease Term and Discount Rate	2023	2022	2021
Weighted average remaining lease term (years)
Operating leases	7.8	8.2	8.6
Finance leases and financing obligations	9.1	9.7	10.3
Weighted average discount rate
Operating leases	3.38%	3.05%	2.96%
Finance leases and financing obligations	5.67%	5.77%	6.2%

Other Information
(thousands)	2023	2022	2021
Cash paid for amounts included in measurement of lease obligations:
Operating cash flows from operating leases	$42,579	$39,426	$34,931
Operating cash flows from finance leases and financing obligations	16,327	18,400	18,602
Financing cash flows from finance leases and financing obligations	39,512	39,408	33,032

0

Note 13 – Defined Benefit and Defined Contribution Plans

Defined Benefit Plan

We have a defined benefit pension plan covering employees who met eligibility requirements. This plan is closed to new participants. Eligibility and the level of benefits under the plan were primarily dependent on date of hire, age, length of service and compensation. The funding policy for our plan is consistent with the funding requirements of U.S. federal law and regulations. The measurement date used to determine the pension plan measurements disclosed herein is March 31 for both 2023 and 2022.

The funded/(underfunded) status of Monro’s defined benefit plan is recognized as an Other non-current asset/Other long-term liability in the Consolidated Balance Sheets as of March 25, 2023 and March 26, 2022, respectively.

Monro, Inc. 2023 Form 10-K	55

FINANCIAL STATEMENTS

NOTES

Funded (Underfunded) Status
(thousands)	2023	2022
Projected benefit obligations	$17,104	$20,826
Fair value of plan assets	17,176	20,464
Funded (Underfunded) status	$72	$(362)

Contributions and Estimated Future Benefit Payment

Our obligations to plan participants can be met over time through a combination of Company contributions to these plans and earnings on plan assets. There are no required or expected contributions in our fiscal year ending March 30, 2024 (“fiscal 2024”) to the plan. However, depending on investment performance and plan funded status, we may elect to make a contribution.

Estimated Future Benefit Payments
(thousands)	Pension Benefits
2024	$1,102
2025	1,123
2026	1,169
2027	1,197
2028	1,214
2029 - 2033	6,297

Cost of Plans

Net Pension Benefits Expense
(thousands)	2023	2022	2021
Interest cost on projected benefit obligation	$683	$638	$692
Expected return on plan assets	(982)	(1,041)	(1,162)
Amortization of unrecognized actuarial loss	378	501	892
Total	$79	$98	$422

Assumptions

Benefit Obligation Weighted Average Assumption	2023	2022
Discount rate	4.94%	3.58%

Net Periodic Benefit Expense Weighted Average Assumptions	2023	2022	2021
Discount rate	3.58%	3.01%	3.34%
Expected long-term rate of return on plan assets	5.00%	5.00%	6.50%

Our expected long-term rate of return on plan assets assumption is based upon historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.

Benefit Obligation

Change in Projected Benefit Obligation
(thousands)	2023	2022
Benefit obligation at beginning of year	$20,826	$22,096
Interest cost	683	638
Actuarial gain	(3,290)	(1,211)
Benefits paid	(1,115)	(697)
Benefit obligation at end of year (a)	$17,104	$20,826

(a) Accumulated benefit obligation-the present value of benefits earned to date assuming no future salary growth-is materially consistent with the projected benefit obligation in each period presented.

Monro, Inc. 2023 Form 10-K	56

FINANCIAL STATEMENTS

NOTES

Plan Assets

Change in Plan Assets
(thousands)	2023	2022
Fair value of plan assets at beginning of year	$20,464	$21,666
Actual loss on plan assets	(2,173)	(505)
Benefits paid	(1,115)	(697)
Fair value of plan assets at end of year	$17,176	$20,464

Our asset allocation strategy is to conservatively manage the assets to meet the plan’s long-term obligations while maintaining sufficient liquidity to pay current benefits. This is achieved by holding equity investments while investing a portion of assets in long duration bonds to match the long-term nature of the liabilities.

Asset Category	Current Targeted	Actual Allocation
	Allocation	2023	2022
Cash and cash equivalents		0.7%	0.8%
Fixed income	60.0%	62.7%	62.6%
Equity securities	40.0%	36.6%	36.6%
Total	100.0%	100.0%	100.0%

Fair Value Measurements		Fair Value at
(thousands)	Pricing Category (a)	March 25, 2023	March 26, 2022
Assets in the fair value hierarchy
Shares of registered investment companies	Level 1	$11,200	$7,642
Corporate bonds	Level 2	—	12,822
Total assets in the fair value hierarchy		11,200	20,464
Common collective trusts (b)		5,855	—
Pooled separate accounts (b)		121	—
Total plan assets		$17,176	$20,464

(a) Fair value measurements are reported in one of three levels based on the lowest level of significant input used: Level 1 (unadjusted quoted prices in active markets); Level 2 (observable market inputs, other than quoted prices included in Level 1); and Level 3 (unobservable inputs that cannot be corroborated by observable market data). The fair value amounts presented in this table are intended to permit reconciliation of the assets in the fair value hierarchy to total plan assets at end of year.

(b) Certain investments measured at net asset value as a practical expedient have not been classified in the fair value hierarchy. The fair values presented are intended to permit reconciliation of the total assets in the fair value hierarchy to the total plan assets.

Amounts included in Shareholders’ Equity

Amounts in Accumulated Other Comprehensive Loss
(thousands)	2023	2022
Unamortized net actuarial loss	$5,467	$5,981
Amounts in Accumulated Other Comprehensive Loss (a)	$5,467	$5,981

(a) $4,115 and $4,494, net of tax, at the end of 2023 and 2022, respectively.

Amounts included in Comprehensive Income

Amounts in Other Comprehensive Income
(thousands)	2023	2022	2021
Net actuarial income	$513	$166	$3,027
Amounts in Other Comprehensive Income (a)	$513	$166	$3,027

(a) $379, $125, and $2,270, net of tax, during 2022, 2021, and 2020, respectively.

Monro, Inc. 2023 Form 10-K	57

FINANCIAL STATEMENTS

NOTES

Defined Contribution Plan

Our employees are eligible to participate in a defined contribution 401(k) plan that covers full-time employees who meet the age and service requirements of the plan. The plan is funded by employee and employer contributions. We match 50 percent of the first 6 percent of employee contributions. Employer contributions totaled approximately $1.7 million, $2.0 million, and $1.6 million for 2023, 2022, and 2021, respectively. We may also make annual profit-sharing contributions to the plan at the discretion of Monro’s Compensation Committee of the Board of Directors.

In addition, we maintain an executive deferred compensation plan (the “Executive Deferred Compensation Plan”) for a broad management group whose participation in our 401(k) plan is limited by statute or regulation. The Executive Deferred Compensation Plan permits participants to defer all or any portion of the compensation that would otherwise be payable to them for the calendar year. We credit to the participants’ accounts such amounts as would have been contributed to Monro’s 401(k) plan but for the limitations that are imposed by statute or regulation. The Executive Deferred Compensation Plan is an unfunded arrangement and the participants or their beneficiaries have an unsecured claim against the general assets of Monro to the extent of their Executive Deferred Compensation Plan benefits. We maintain accounts to reflect the amounts owed to each participant. At least annually, the accounts are credited with earnings or losses calculated based on an interest rate or other formula as determined by Monro’s Compensation Committee. The total liability recorded in our financial statements at March 25, 2023 and March 26, 2022 related to the Executive Deferred Compensation Plan was approximately $2.0 million and $1.8 million, respectively.

Note 14 – Commitments and Contingencies

Commitments

Commitments Due by Period		Within	2 to	4 to	After
(thousands)	Total	1 Year	3 Years	5 Years	5 Years
Principal payments on long-term debt	$105,000			$105,000
Finance lease commitments/financing obligations (a)	415,296	$53,981	$99,984	90,489	$170,842
Operating lease commitments (a)	263,664	44,461	79,315	60,875	79,013
Total	$783,960	$98,442	$179,299	$256,364	$249,855

(a) Finance and operating lease commitments represent future undiscounted lease payments and include $88.5 million and $57.6 million, respectively, related to options to extend lease terms that are reasonably certain of being exercised.

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

An action was filed against us on June 12, 2020 in the U.S. District Court for the Western District of Pennsylvania by Mark Cerini. The plaintiff, who is a former service store manager, sought certification to represent similarly situated store managers in a nationwide collective action for unpaid overtime wages, damages, and attorneys’ fees. Plaintiff alleged violations of the Fair Labor Standards Act and various state laws relating to, among other things, overtime, and unpaid wages. The parties entered into a settlement agreement to resolve this matter that was approved by the court. We included the settlement amount of $3.8 million in OSG&A expenses in our Consolidated Statement of Income and Comprehensive Income for the matter during 2022. We paid this settlement in 2022 and do not expect to incur additional expenses with respect to the settlement.

A purported class action filed in March 2021 and a related Private Attorneys General Action (PAGA) filed in September 2021 in Los Angeles County Superior Court of California alleges we violated the rights of certain hourly, non-exempt employees in California under state wage and hour laws.  The parties entered into a settlement agreement to resolve this matter that remains subject to approval by the court.  We included $2.0 million in OSG&A expenses in our Consolidated Statements of Income and Comprehensive Income for the matter during 2023.

Monro, Inc. 2023 Form 10-K	58

FINANCIAL STATEMENTS

NOTES

Note 15 – Share Repurchase

On May 19, 2022, our Board of Directors authorized a share repurchase program for the repurchase of up to $150 million of shares of our common stock. The Board of Directors did not specify a date upon which the authorization will expire. Shares repurchased under this authorization will become treasury shares.

We periodically repurchased shares of our common stock under the repurchase program through open market transactions.

Share Repurchase Activity
(thousands, except per share data)	2023
Number of shares purchased	2,201.3
Average price paid per share	$44.00
Total repurchased	$96,853

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted into law. The IRA includes a one percent excise tax on stock repurchases. The new excise tax equals one percent of the fair market value of the stock repurchased, less the fair market value of stock issued, and applies to repurchases of stock after December 31, 2022. No excise tax was paid during 2023.

Note 16 – Subsequent Events

In May 2023, our Board of Directors declared a cash dividend of $0.28 per common share or common share equivalent to be paid to shareholders of record as of June 5, 2023. The dividend will be paid on June 19, 2023.

On May 12, 2023, we entered into a reclassification agreement (the “Reclassification Agreement”) with the holders of our Class C convertible preferred stock (the “Class C Holders”) in support of our plan to reclassify our equity capital structure to eliminate the Class C convertible preferred stock (the “Class C Preferred Stock”), subject to shareholder approval.

The Reclassification Agreement provides that, subject to the satisfaction of certain conditions, we will file amendments to our certificate of incorporation (the “Certificate of Incorporation”) to create a mandatory conversion of any outstanding shares of Class C Preferred Stock prior to an agreed sunset date. In exchange for this sunset of the Class C Preferred Stock, the conversion rate of Class C Preferred Stock will be adjusted so that each share of Class C Preferred Stock will convert into 61.275 shares of common stock (the “adjusted conversion rate”), an increase from the current conversion rate of 23.389 shares of common stock for each share of Class C Preferred Stock under the Certificate of Incorporation. At the end of the sunset period, all shares of Class C Preferred Stock remaining outstanding will be automatically converted into shares of common stock at the adjusted conversion rate. The Reclassification Agreement also provides that, during the sunset period, the Class C Holders will have the right to appoint one member of the board of directors. This designee is expected to be Peter J. Solomon, who is one of the Company’s current directors and one of the Class C Holders.

Monro, Inc. 2023 Form 10-K	59

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that as of March 25, 2023, the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Monro’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Monro’s internal control over financial reporting was effective as of March 25, 2023, the end of our fiscal year. The effectiveness of Monro’s internal control over financial reporting as of March 25, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein. For the Report on Management’s Assessment of Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm, see Part II, Item 8, “Financial Statements and Supplementary Data”.

Changes in Internal Control Over Financial Reporting

The Company also carried out an evaluation of the internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended March 25, 2023. Based on such evaluation, there have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter ended March 25, 2023, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

In December 2022, the Company amended and restated the Monro, Inc. Pension Plan to incorporate all plan amendments to date and simplify certain administrative practices effective as of January 1, 2022.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Monro, Inc. 2023 Form 10-K	60

SUPPLEMENTAL INFORMATION

PART III

Certain information required by Part III is incorporated by reference from Monro’s Definitive Proxy Statement for its 2023 Annual Meeting of Shareholders to be held on August 15, 2023 (“Proxy Statement”).

Item 10. Directors, Executive Officers and Corporate Governance

The following sections of the Proxy Statement are incorporated herein by reference:

•Proposal No. 1 – Election of Class 2 Directors

•Proposal No. 2 – Election of Class 1 Directors

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

•Proposal No. 3 – Advisory Vote to Approve Executive Compensation

•Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following sections of the Proxy Statement are incorporated herein by reference:

•Security Ownership of Certified Beneficial Owners and Management

Information concerning Monro’s shares authorized for issuance under its equity-based compensation plans at March 25, 2023 is incorporated herein by reference to the section captioned “Executive Compensation – Equity Compensation Plan Information” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following sub-sections within the Corporate Governance Practices and Policies section of the Proxy Statement are incorporated herein by reference:

•Board Independence

•Certain Relationships and Related Party Transactions

Item 14. Principal Accountant Fees and Services

The following sections of the Proxy Statement are incorporated herein by reference:

•Proposal No. 5 – Ratification of Appointment of Independent Registered Public Accounting Firm

Monro, Inc. 2023 Form 10-K	61

SUPPLEMENTAL INFORMATION

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following information required under this item is filed as part of this report:

(a)Financial Statements

oConsolidated Balance Sheets as of March 25, 2023 and March 26, 2022

oConsolidated Statements of Income and Comprehensive Income for the Years Ended March 25, 2023, March 26, 2022, and March 27, 2021

oConsolidated Statements of Changes in Shareholders’ Equity for the Years Ended March 25, 2023, March 26, 2022, and March 27, 2021

oConsolidated Statements of Cash Flows for the Years Ended March 25, 2023, March 26, 2022, and March 27, 2021

oNotes to Consolidated Financial Statements

oReport of Independent Registered Public Accounting Firm

Financial Statement Schedules

None.

Other schedules have not been included either because they are not applicable or because the information is included elsewhere in this Report.

Monro, Inc. 2023 Form 10-K	62

SUPPLEMENTAL INFORMATION

(b)Exhibits

Exhibit No.	Document
3.01

Restated Certificate of Incorporation of the Company, dated July 23, 1991, with Certificate of Amendment, dated November 1, 1991. (Filed in paper form as SEC File No: 0-19357, 1992 Form 10-K, Exhibit No. 3.01)

3.01a	Certificate of Change of the Certificate of Incorporation of the Company, dated January 26, 1996. (August 2004 Form S-3, Exhibit No. 4.1(b))
3.01b	Certificate of Amendment to Restated Certificate of Incorporation, dated April 15, 2004. (August 2004 Form S-3, Exhibit No. 4.1(c))
3.01c	Certificate of Amendment to Restated Certificate of Incorporation, dated October 10, 2007. (2008 Form 10-K, Exhibit No. 3.01c)
3.01d	Certificate of Amendment to Restated Certificate of Incorporation, dated August 1, 2012. (2013 Form 10-K, Exhibit No. 3.01d)
3.01e	Certificate of Amendment to Restated Certificate of Incorporation, dated August 15, 2017. (August 2017 Form 8-K, Exhibit No. 3.01e)
3.02	Amended and Restated By-Laws of the Company, dated May 13, 2021. (May 2021 Form 8-K, Exhibit No. 3.02)
4.01	Description of Registrant’s Securities (2019 Form 10-K, Exhibit No. 4.01)
10.01	2007 Stock Incentive Plan, effective as of June 29, 2007. (May 2008 Form S-8, Exhibit No. 4)*
10.01a	Amendment No. 1 to the 2007 Stock Incentive Plan, dated August 9, 2007. (May 2008 Form S-8, Exhibit No. 4.1)*
10.01b	Amendment No. 2 to the 2007 Stock Incentive Plan, dated September 27, 2007. (May 2008 Form S-8, Exhibit No. 4.2)*
10.01c	Amendment No. 3 to the 2007 Stock Incentive Plan, dated August 10, 2010. (August 2010 Form 8-K, Exhibit No. 10.1)*
10.01d	Amendment No. 4 to the 2007 Stock Incentive Plan, dated May 16, 2012. (2012 Form 10-K, Exhibit No. 10.01d)*
10.01e	Amendment No. 5 to the 2007 Stock Incentive Plan, dated June 28, 2013. (2013 Proxy, Exhibit A)*
10.01f	Amendment No. 6 to the 2007 Stock Incentive Plan, dated June 28, 2013. (2014 Form 10-K, Exhibit No. 10.01f)*
10.02	Amended and Restated 2007 Stock Incentive Plan, dated effective August 15, 2017. (2017 Proxy, Exhibit A)*
10.02a	Form of Restricted Stock Unit Award Agreement under Amended and Restated 2007 Stock Incentive Plan. (May 2022 Form 10-K, Exhibit No. 10.02a)*
10.02b	Form of Performance Stock Unit Award Agreement under Amended and Restated 2007 Stock Incentive Plan. (May 2022 Form 10-K, Exhibit No. 10.02b)*
10.03	Monro, Inc. Deferred Compensation Plan, dated January 1, 2005, and last amended and restated as of December 31, 2021. (May 2022 Form 10-K, Exhibit No. 10.03)*
10.04	Monro, Inc. Pension Plan, adopted December 21, 2022 and effective January 1, 2022 *
10.05	Monro Muffler Brake, Inc. Profit Sharing Plan, adopted May 1, 1960, and last amended and restated as of December 8, 2014. (2015 Form 10-K, Exhibit No. 10.05)*
10.05a

First Amendment to December 8, 2014 Restatement to the Monro Muffler Brake, Inc. Profit Sharing Plan, dated December 10, 2015 and effective as of April 1, 2015. (December 2015 Form 10-Q, Exhibit No. 10.05a)*

10.06	Monro, Inc. Executive Deferred Compensation Plan, dated December 9, 2021 and effective as of January 1, 2022. (May 2022 Form 10-K, Exhibit No. 10.06)*
10.07	Reclassification Agreement, dated as of May 12, 2023, by and among Monro, Inc. and the Holders of Class C Convertible Preferred Stock Named Therein (May 2023 Form 8-K, Exhibit No. 10.07)
10.1	Asset Purchase Agreement, among American Tire Distributors, Inc., Monro, Inc. and Monro Service Corporation, dated as of May 13, 2022 (May 2022 Form 8-K, Exhibit 10.1)**
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

10.22	Amended Credit Agreement, dated as of April 25, 2019 (April 2019 Form 8-K, Exhibit No. 10.22)
10.22a	Amendment No.1 to Amended and Restated Credit Agreement, dated as of June 11, 2020 (June 2020 Form 8-K, Exhibit No. 10.22a)

Monro, Inc. 2023 Form 10-K	63

SUPPLEMENTAL INFORMATION

Exhibit No.	Document
10.22b	Amendment No.2 to Amended and Restated Credit Agreement, dated as of October 5, 2021 (October 2021 Form 8-K, Exhibit No. 10.22b)
10.22c	Amendment No. 3 to Amended and Restated Credit Agreement, dated as of November 10, 2022 (January 2023 Form 10-Q, Exhibit 10.22c)
10.60	Lease Agreement, dated as of November 1, 2011, between Monro Service Corporation and the County of Monroe Industrial Development Agency. (2012 Form 10-K, Exhibit No. 10.60)
10.61	Leaseback Agreement, dated November 1, 2011, between the County of Monroe Industrial Development Agency and Monro Service Corporation. (2012 Form 10-K, Exhibit No. 10.61)
10.67	Letter agreement, effective April 15, 2021, between the Company and Maureen Mulholland. (April 2021 Form 8-K, Exhibit No. 10.67)*
10.68	Employment Agreement by and between the Company and Brian J. D’Ambrosia, dated December 21, 2020. (December 2020 Form 8-K, Exhibit No. 10.67)*
10.69	Letter Agreement, effective September 30, 2019, between the Company and Robert Rajkowski. (September 2019 Form 10-Q, Exhibit No. 10.69)*
10.71	Employment Agreement by and between the Company and Michael T. Broderick, dated March 12, 2021. (2021 Form 10-K, Exhibit 10.71)*
10.72	Employment Agreement by and between the Company and Matt Henson, dated July 6, 2021 (June 2021 Form 10-Q, Exhibit 10.72)*
10.73†	Supply Agreement, dated as of November 4, 2020, between Monro Service Corporation, MNRO Service Holdings, LLC and Valvoline LLC. (November 2020 Form 10-Q, Exhibit No. 10.73)
10.74	Distribution and Fulfillment Agreement by and between Monro, Inc. and American Tire Distributors, Inc., dated June 17, 2022. (August 2022 Form 10-Q, Exhibit No. 10.74)**
10.77	Monro Muffler Brake, Inc. Management Incentive Compensation Plan, effective as of June 1, 2002. (2002 Form 10-K, Exhibit No. 10.77)*
21.01	Subsidiaries of the Company.
23.01	Consent of PricewaterhouseCoopers LLP.
24.01	Powers of Attorney.
31.1	Certification of Michael T. Broderick, President and Chief Executive Officer.
31.2	Certification of Brian J. D’Ambrosia, Executive Vice President – Finance and Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101.INS	XBRL Instance Document
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.SCH	XBRL Taxonomy Extension Schema Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.

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

Item 16. Form 10-K Summary

None.

Monro, Inc. 2023 Form 10-K	64

SUPPLEMENTAL INFORMATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONRO, INC.

By:	/s/ Michael T. Broderick
Michael T. Broderick
Chief Executive Officer and President

Date: May 22, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Michael T. Broderick	President and Chief Executive Officer	May 22, 2023
Michael T. Broderick	(Principal Executive Officer)

/s/ Brian J. D’Ambrosia	Executive Vice President – Finance,	May 22, 2023
Brian J. D’Ambrosia	Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

/s/ Robert E. Mellor*	Chairman of the Board, Director	May 22, 2023
Robert E. Mellor

/s/ John L. Auerbach*	Director	May 22, 2023
John L. Auerbach

/s/ Lindsay N. Hyde*	Director	May 22, 2023
Lindsay N. Hyde

/s/ Leah C. Johnson*	Director	May 22, 2023
Leah C. Johnson

/s/ Stephen C. McCluski*	Director	May 22, 2023
Stephen C. McCluski

/s/ Peter J. Solomon*	Director	May 22, 2023
Peter J. Solomon

/s/ Hope B. Woodhouse* Hope B. Woodhouse	Director	May 22, 2023
* By: /s/ Michael T. Broderick
Michael T. Broderick, as Attorney-in-Fact

Monro, Inc. 2023 Form 10-K	65