Form 10-Q
period 2023-06-24
MONRO, INC.
filed 2023-07-26
CIK 876427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________________________________

FORM 10-Q

____________________________________________________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 24, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐  Yes     ☒  No

As of July 15, 2023, 31,418,008 shares of the registrant's common stock, $0.01 par value per share, were outstanding.

Monro, Inc. Q1 2024 Form 10-Q	2

CONSOLIDATED FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

(thousands, except footnotes) (unaudited)	June 24, 2023	March 25, 2023
Assets
Current assets
Cash and equivalents	$15,316	$4,884
Accounts receivable	14,120	13,294
Inventories	141,165	147,397
Other current assets	79,996	92,892
Total current assets	250,597	258,467
Property and equipment, net	300,097	304,989
Finance lease and financing obligation assets, net	207,056	217,174
Operating lease assets, net	208,562	211,101
Goodwill	736,435	736,457
Intangible assets, net	15,719	16,562
Other non-current assets	33,469	29,365
Long-term deferred income tax assets	2,082	2,762
Total assets	$1,754,017	$1,776,877
Liabilities and shareholders' equity
Current liabilities
Current portion of finance leases and financing obligations	$39,948	$39,982
Current portion of operating lease liabilities	38,142	37,520
Accounts payable	275,626	261,724
Federal and state income taxes payable	2,005	541
Accrued payroll, payroll taxes and other payroll benefits	23,247	15,951
Accrued insurance	53,405	47,741
Deferred revenue	15,456	15,422
Other current liabilities	32,848	30,296
Total current liabilities	480,677	449,177
Long-term debt	65,000	105,000
Long-term finance leases and financing obligations	281,933	295,281
Long-term operating lease liabilities	188,624	191,107
Other long-term liabilities	10,725	10,721
Long-term deferred income tax liabilities	31,679	30,460
Long-term income taxes payable	211	209
Total liabilities	1,058,849	1,081,955
Commitments and contingencies - Note 9
Shareholders' equity:
Class C Convertible Preferred stock	29	29
Common stock	400	400
Treasury stock	(205,648)	(205,648)
Additional paid-in capital	250,981	250,702
Accumulated other comprehensive loss	(4,021)	(4,115)
Retained earnings	653,427	653,554
Total shareholders' equity	695,168	694,922
Total liabilities and shareholders' equity	$1,754,017	$1,776,877

Class C Convertible Preferred stock Authorized 150,000 shares, $1.50 par value, $0.064 conversion value; 19,664 shares issued and outstanding

Common stock Authorized 65,000,000 shares, $0.01 par value; 39,979,129 shares issued as of June 24, 2023 and 39,966,401 shares issued as of March 25, 2023

Treasury stock 8,561,121 shares as of June 24, 2023 and March 25, 2023, at cost

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. Q1 2024 Form 10-Q	3

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Income and Comprehensive Income

	Three Months Ended
(thousands, except per share data) (unaudited)	June 24, 2023	June 25, 2022
Sales	$326,968	$349,535
Cost of sales, including distribution and occupancy costs	212,572	227,346
Gross profit	114,396	122,189
Operating, selling, general and administrative expenses	97,047	95,934
Operating income	17,349	26,255
Interest expense, net of interest income	5,208	5,658
Other income, net	(58)	(78)
Income before income taxes	12,199	20,675
Provision for income taxes	3,370	8,191
Net income	$8,829	$12,484
Other comprehensive income (loss)
Changes in pension, net of tax	94	(99)
Other comprehensive income (loss)	94	(99)
Comprehensive income	$8,923	$12,385
Earnings per share
Basic	$0.28	$0.37
Diluted	$0.28	$0.37
Weighted average common shares outstanding
Basic	31,415	33,483
Diluted	31,954	33,986

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. Q1 2024 Form 10-Q	4

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Changes in Shareholders’ Equity

	Class C							Accumulated
	Convertible						Additional	Other
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Comprehensive	Retained	Total
(thousands) (unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at March 26, 2022	20	$29	39,907	$399	6,360	$(108,729)	$244,577	$(4,494)	$651,124	$782,906
Net income									12,484	12,484
Other comprehensive loss
Pension liability adjustment								(99)		(99)
Dividends declared
Preferred									(129)	(129)
Common									(9,337)	(9,337)
Dividend payable									(45)	(45)
Repurchase of stock					413	(17,216)				(17,216)
Stock options and restricted stock			13				(41)			(41)
Stock-based compensation							1,153			1,153
Balance at June 25, 2022	20	$29	39,920	$399	6,773	$(125,945)	$245,689	$(4,593)	$654,097	$769,676

Balance at March 25, 2023	20	$29	39,966	$400	8,561	$(205,648)	$250,702	$(4,115)	$653,554	$694,922
Net income									8,829	8,829
Other comprehensive income
Pension liability adjustment								94		94
Dividends declared
Preferred									(129)	(129)
Common									(8,797)	(8,797)
Dividend payable									(30)	(30)
Repurchase of stock										—
Stock options and restricted stock			13				(260)			(260)
Stock-based compensation							539			539
Balance at June 24, 2023	20	$29	39,979	$400	8,561	$(205,648)	$250,981	$(4,021)	$653,427	$695,168

We declared $0.28 dividends per common share or equivalent for the three months ended June 24, 2023 and the three months ended June 25, 2022.

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. Q1 2024 Form 10-Q	5

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows

	Three Months Ended
(thousands) (unaudited)	June 24, 2023	June 25, 2022
Operating activities
Net income	$8,829	$12,484
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	18,390	20,100
Share-based compensation expense	539	1,153
(Gain) loss on disposal of assets	(896)	377
Gain on divestiture	—	(2,394)
Deferred income tax expense	1,866	(3,409)
Change in operating assets and liabilities (excluding acquisitions)
Accounts receivable	(826)	(1,038)
Inventories	6,334	184
Other current assets	13,990	(31)
Other non-current assets	129	9,256
Accounts payable	13,902	23,959
Accrued expenses	17,306	11,626
Federal and state income taxes payable	1,464	12,929
Other long-term liabilities	(9,298)	(8,020)
Long-term income taxes payable	2	29
Cash provided by operating activities	71,731	77,205
Investing activities
Capital expenditures	(7,680)	(8,213)
Acquisitions, net of cash acquired	—	(241)
Proceeds from divestiture	—	56,586
Deferred proceeds received from divestiture	3,942	—
Proceeds from the disposal of assets	1,108	724
Cash (used for) provided by investing activities	(2,630)	48,856
Financing activities
Proceeds from borrowings	16,754	43,909
Principal payments on long-term debt, finance leases and financing obligations	(66,514)	(120,588)
Repurchase of stock	—	(17,216)
Exercise of stock options	17	—
Dividends paid	(8,926)	(9,466)
Cash used for financing activities	(58,669)	(103,361)
Increase in cash and equivalents	10,432	22,700
Cash and equivalents at beginning of period	4,884	7,948
Cash and equivalents at end of period	$15,316	$30,648
Supplemental information
Leased assets (reduced) obtained in exchange for (reduced) new finance lease liabilities	$(2,158)	$(989)
Leased assets obtained in exchange for new operating lease liabilities	$6,436	$7,878

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. Q1 2024 Form 10-Q	6

Monro, Inc. Q1 2024 Form 10-Q	7

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

Note 1 – Description of Business and Basis of Presentation

Description of business

Monro, Inc. and its direct and indirect subsidiaries (together, “Monro”, the “Company”, “we”, “us”, or “our”), are engaged principally in providing automotive undercar repair and tire replacement sales and tire related services in the United States. Monro had 1,299 Company-operated retail stores located in 32 states and 76 franchised locations as of June 24, 2023.

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements. While these statements reflect all adjustments (consisting of items of a normal recurring nature) that are, in the opinion of management, necessary for a fair statement of the results of the interim period, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statement presentation. The consolidated financial statements should be read in conjunction with the financial statement disclosures in our Form 10-K for the fiscal year ended March 25, 2023.

We use the same significant accounting policies in preparing quarterly and annual financial statements. For a description of our significant accounting policies followed in the preparation of the financial statements, see Note 1 of our Form 10-K for the fiscal year ended March 25, 2023.

Due to the seasonal nature of our business, quarterly operating results and cash flows are not necessarily indicative of the results that may be expected for other interim periods or the full year.

Fiscal year

We operate on a 52/53 week fiscal year ending on the last Saturday in March. Fiscal year 2024 covers 53 weeks and fiscal year 2023 covers 52 weeks. Unless specifically indicated otherwise, any references to “2024” or “fiscal 2024” and “2023” or “fiscal 2023” relate to the years ending March 30, 2024 and March 25, 2023, respectively.

Recent accounting pronouncements

In September 2022, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance which requires certain disclosure for supplier finance programs used in connection with the purchase of goods and services. We adopted this guidance during the first quarter of fiscal 2024, other than the roll forward information disclosure which we expect to adopt during the first quarter of the fiscal year ended March 29, 2025. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In October 2021, the FASB issued new accounting guidance which requires an acquiring entity to recognize and measure contract assets and contract liabilities acquired in a business combination as if they entered into the original contract at the same time and same date as the acquiree. We adopted this guidance during the first quarter of fiscal 2024. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Other recent authoritative guidance issued by the FASB (including technical corrections to the Accounting Standards Codification (“ASC”)) and the SEC did not or are not expected to have a material effect on our consolidated financial statements.

Monro, Inc. Q1 2024 Form 10-Q	8

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

Supplemental information

Property and equipment, net: Property and equipment balances are shown on the Consolidated Balance Sheets net of accumulated depreciation of $434.0 million and $426.7 million as of June 24, 2023 and March 25, 2023, respectively.

Note 2 – Acquisitions and Divestitures

Acquisitions

Monro’s acquisitions are strategic moves in our plan to fill in and expand our presence in our existing and contiguous markets, expand into new markets and leverage fixed operating costs such as distribution, advertising, and administration.

During 2023, we acquired six retail tire and automotive repair stores. We accounted for the 2023 acquisitions as business combinations using the acquisition method of accounting in accordance with the FASB ASC Topic 805, “Business Combinations.” See Note 2 of our Form 10-K for the fiscal year ended March 25, 2023 for additional information.

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

Divestiture

On June 17, 2022, we completed the divestiture of assets relating to our wholesale tire operations (seven locations) and internal tire distribution operations to American Tire Distributors, Inc. (“ATD”). We received $62 million from ATD at the closing of the transaction, of which $5 million is currently being held in escrow. The remaining $40 million (“Earnout”) of the total consideration of $102 million will be paid quarterly over approximately two years based on our tire purchases from or through ATD pursuant to a distribution and fulfillment agreement with ATD. We received $3.9 million of the Earnout during the first quarter of fiscal 2024 and $27.4 million of the Earnout is outstanding as of June 24, 2023. Under a distribution agreement between us and ATD, ATD agreed to supply and sell tires to retail locations we own. After ATD satisfies the Earnout payments, our company-owned retail stores will be required to purchase at least 90 percent of their forecasted requirements for certain passenger car tires, light truck replacement tires, and medium truck tires from or through ATD. Any tires that ATD is unable to supply or fulfill from those categories will be excluded from the calculation of our requirements for tires. The initial term of the distribution agreement is five years after the completion of the Earnout Period, with automatic 12-month renewal periods thereafter. The divestiture enables us to focus our resources on our core retail business operations. In connection with this transaction, we recognized a pre-tax gain of $2.4 million within OSG&A expenses that was recorded during the three months ended June 24, 2023. We also expensed $1.2 million of closing costs and costs associated with the closing of a related warehouse within OSG&A expenses during the three months ended June 24, 2023. We finalized the impact of these associated closing costs in addition to the subsequent gain on the sale of related warehouses, as well as costs in connection with restructuring and elimination of certain management positions upon completion of the divestiture, during the remainder of fiscal 2023. See Note 2 of our Form 10-K for the fiscal year ended March 25, 2023 for additional information. The divestiture did not meet the criteria to be reported as discontinued operations in our consolidated financial statements as our decision to divest this business did not represent a strategic shift that will have a major effect on our operations and financial results. For additional information regarding discrete tax impacts because of the divestiture, see Note 4.

Monro, Inc. Q1 2024 Form 10-Q	9

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

Earnings per Common Share	Three Months Ended
(thousands, except per share data)	June 24, 2023	June 25, 2022
Numerator for earnings per common share calculation:
Net income	$8,829	$12,484
Less: Preferred stock dividends	(129)	(129)
Income available to common shareholders	$8,700	$12,355
Denominator for earnings per common share calculation:
Weighted average common shares - basic	31,415	33,483
Effect of dilutive securities:
Preferred stock	460	460
Stock options	1	—
Restricted stock	78	43
Weighted average common shares - diluted	31,954	33,986

Basic earnings per common share	$0.28	$0.37
Diluted earnings per common share	$0.28	$0.37

Weighted average common share equivalents that have an anti-dilutive impact are excluded from the computation of diluted earnings per share.

Note 4 – Income Taxes

For the three months ended June 24, 2023, our effective income tax rate was 27.6 percent, compared to 39.6 percent for the three months ended June 25, 2022. Our effective income tax rate for the three months ended June 25, 2022 was higher by 12.8 percent because of discrete tax impacts from the divestiture of assets relating to our wholesale tire operations and internal tire distribution operations as well as the revaluation of deferred tax balances due to changes in the mix of pre-tax income in various U.S. state jurisdictions because of the divestiture. Our effective income tax rate for the three months ended June 24, 2023 and June 25, 2022 was higher by 1.1 percent and 0.8 percent, respectively, due to the discrete tax impact related to share-based awards.

Note 5 – Fair Value

Long-term debt had a carrying amount that approximates a fair value of $65.0 million as of June 24, 2023, as compared to a carrying amount and a fair value of $105.0 million as of March 25, 2023. The carrying value of our debt approximated its fair value due to the variable interest nature of the debt.

Note 6 – Cash Dividend

We paid dividends of $8.9 million during the three months ended June 24, 2023. The declaration of future dividends will be at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, compliance with charter and contractual restrictions, and such other factors as the Board of Directors deems relevant. Under our Credit Facility, there are no restrictions on our ability to declare dividends as long as we are in compliance with the covenants in the Credit Facility. For additional information regarding our Credit Facility, see Note 8.

Monro, Inc. Q1 2024 Form 10-Q	10

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

Revenues	Three Months Ended
(thousands)	June 24, 2023	June 25, 2022
Tires (a)	$152,128	$173,064
Maintenance	92,913	90,292
Brakes	47,598	49,155
Steering	28,363	29,981
Exhaust	5,216	6,275
Other	750	768
Total	$326,968	$349,535

(a) Includes the sale of tire road hazard warranty agreements and tire delivery commissions.

Revenue from the sale of tire road hazard warranty agreements is initially deferred and is recognized over the contract period as costs are expected to be incurred in performing such services, typically 21 to 36 months. The deferred revenue balances at June 24, 2023 and March 25, 2023 were $22.3 million and $22.4 million, respectively, of which $15.5 million and $15.4 million, respectively, are reported in Deferred revenue and $6.8 million and $7.0 million, respectively, are reported in Other long-term liabilities in our Consolidated Balance Sheets.

Changes in Deferred Revenue
(thousands)
Balance at March 25, 2023	$22,354
Deferral of revenue	5,529
Recognition of revenue	(5,571)
Balance at June 24, 2023	$22,312

As of June 24, 2023, we expect to recognize $12.8 million of deferred revenue related to road hazard warranty agreements in the remainder of fiscal 2024, $7.6 million of deferred revenue during our fiscal year ending March 29, 2025, and $1.9 million of deferred revenue thereafter.

Under various arrangements, we receive from certain tire vendors a delivery commission and reimbursement for the cost of the tire that we may deliver to customers on behalf of the tire vendor. The commission we earn from these transactions is as an agent and the net amount retained is recorded as sales.

Note 8 – Long-term Debt

Credit Facility

In April 2019, we entered into a five year $600 million revolving credit facility agreement with eight banks (the “Credit Facility”). Interest only is payable monthly throughout the Credit Facility’s term. The borrowing capacity for the Credit Facility of $600 million includes an accordion feature permitting us to request an increase in availability of up to an additional $250 million. The Credit Facility initially bore interest at 75 to 200 basis points over the London Interbank Offered Rate (“LIBOR”) (or replacement index) or at the prime rate, depending on the type of borrowing and the rates then in effect.

On June 11, 2020, we entered into a First Amendment to the Credit Facility (the “First Amendment”), which, among other things, amended the terms of certain of the financial and restrictive covenants in the credit agreement through the first quarter of the fiscal year ended March 26, 2022 to provide us with additional flexibility to operate our business. The First Amendment amended the

Monro, Inc. Q1 2024 Form 10-Q	11

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

interest rate charged on borrowings to be based on the greater of adjusted one-month LIBOR or 0.75 percent. For the period from June 30, 2020 to June 30, 2021, the minimum interest rate spread charged on borrowings was 225 basis points over LIBOR. Additionally, during the same period, we were permitted to declare, make or pay any dividend or distribution up to $38.5 million in the aggregate and the acquisition of stores or other businesses up to $100 million in the aggregate if we were in compliance with the financial covenants and other restrictions in the First Amendment and Credit Facility. As of July 1, 2021, the ability of our Board of Directors to declare, make or pay any dividend or distribution and our ability to acquire stores or other businesses is no longer restricted by the terms of the Credit Facility, as amended by the First Amendment. The Credit Facility requires fees payable quarterly throughout the term between 0.125 percent and 0.35 percent of the amount of the average net availability under the Credit Facility during the preceding quarter.

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

Within the Credit Facility, we have a sub-facility of $80 million available for the purpose of issuing standby letters of credit. The sub-facility requires fees aggregating 87.5 to 212.5 basis points annually of the face amount of each standby letter of credit, payable quarterly in arrears. There was a $30.1 million outstanding letter of credit at June 24, 2023.

We are required to maintain an interest coverage ratio, as defined in the Credit Facility, of at least 1.55 to 1. In addition, our ratio of adjusted debt to EBITDAR, as defined in the Credit Facility, cannot exceed 4.75 to 1, subject to certain exceptions under the Credit Facility.

We were in compliance with all debt covenants at June 24, 2023.

There was $65.0 million outstanding and $504.9 million available under the Credit Facility at June 24, 2023.

Note 9 – Commitments and Contingencies

Commitments

Commitments Due by Period		Within	2 to	4 to	After
(thousands)	Total	1 Year	3 Years	5 Years	5 Years
Principal payments on long-term debt	$65,000			$65,000
Finance lease commitments/financing obligations (a)	395,742	$53,203	$97,552	86,965	$158,022
Operating lease commitments (a)	261,872	45,216	79,985	60,015	76,656
Total	$722,614	$98,419	$177,537	$211,980	$234,678

(a)Finance and operating lease commitments represent future undiscounted lease payments and include $83.1 million and $53.2 million, respectively, related to options to extend lease terms that are reasonably certain of being exercised.

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

Monro, Inc. Q1 2024 Form 10-Q	12

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

Note 10 – Supplier Finance Program

We facilitate a voluntary supply chain financing program to provide our suppliers with the opportunity to sell receivables due from us (our accounts payable) to a participating financial institution at the sole discretion of both the supplier and the financial institution. Should a supplier choose to participate in the program, it may receive payment from the financial institution in advance of agreed payment terms; our responsibility is limited to making payments to the respective financial institution on the terms originally negotiated with our supplier, which are generally for a term of 360 days. We have concluded that the program is a trade payable program and not indicative of a borrowing arrangement.

Our outstanding supplier obligations eligible for advance payment under the program totaled $194.9 million, $167.3 million, and $42.3 million as of June 24, 2023, March 25, 2023, and June 25, 2022, respectively, and are included within Accounts Payable on our Consolidated Balance Sheets. Our outstanding supplier obligations do not represent actual receivables sold by our suppliers to the financial institutions, which may be lower.

Note 11 – Share Repurchase

We periodically repurchase shares of our common stock under a board-authorized repurchase program through open market transactions. We did not repurchase any of our shares during the three months ended June 24, 2023.

Share Repurchase Activity	Three Months Ended
(thousands, except per share data)	June 24, 2023	June 25, 2022
Number of shares purchased	—	413.6
Average price paid per share	$—	$41.60
Total repurchased	$—	$17,216

Monro, Inc. Q1 2024 Form 10-Q	13

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

On May 12, 2023, we entered into a reclassification agreement (the “Reclassification Agreement”) with the holders (the “Class C Holders”) of our Class C Convertible Preferred Stock (the “Class C Preferred Stock”) in support of our plan to reclassify our equity capital structure to eliminate the Class C Preferred Stock, subject to shareholder approval.

The Reclassification Agreement provides that, subject to the satisfaction of certain conditions, we will file amendments to our certificate of incorporation (the “Certificate of Incorporation”) to create a mandatory conversion of any outstanding shares of Class C Preferred Stock prior to an agreed sunset date. For a description of the sunset date, see the Form 8-K filed on May 18, 2023. In exchange for this sunset of the Class C Preferred Stock, the conversion rate of Class C Preferred Stock will be adjusted so that each share of Class C Preferred Stock will convert into 61.275 shares of common stock (the “adjusted conversion rate”), an increase from the current conversion rate of 23.389 shares of common stock for each share of Class C Preferred Stock under the Certificate of Incorporation. At the end of the sunset period, all shares of Class C Preferred Stock remaining outstanding will be automatically converted into shares of common stock at the adjusted conversion rate. The Reclassification Agreement also provides that, during the sunset period, the Class C Holders will have the right to appoint one member of the board of directors. This designee is expected to be Peter J. Solomon, who is one of the Company’s current directors and one of the Class C Holders.

Economic Conditions

The United States economy has experienced higher inflation during fiscal 2023 and into fiscal 2024 and there are market expectations that inflation may remain at elevated levels for a sustained period. In addition, labor availability has continued to be constrained and market labor costs have continued to increase. The U.S. Federal Reserve Board also has increased interest rates during fiscal 2023 and into fiscal 2024 and additional interest rate increases may occur in the coming months. These conditions may give rise to an economic slowdown, and perhaps a recession, and could further increase our costs and/or impact our revenues. It is unclear whether the current economic conditions and government responses to these conditions, including inflation, and increasing interest rates will result in an economic slowdown or recession in the United States. If that occurs, demand for our products and services may decline, possibly significantly, which may significantly and adversely impact our business, results of operations and financial position.

Financial Summary

First quarter 2024 included the following notable items:

•Diluted earnings per common share (“EPS”) were $0.28.

•Adjusted diluted EPS, a non-GAAP measure, were $0.31.

•Sales decreased 6.5 percent, due to lower overall tire sales because of the sale of our wholesale tire operations in June 2022.

•Comparable store sales increased 0.5 percent, including an approximately one percent comparable store sales increase in approximately 300 of our small or underperforming stores.

•Operating income of $17.3 million was 33.9 percent lower than the comparable prior-year period, driven primarily by a decrease in gross profit.

•Net income was $8.8 million.

•Adjusted net income, a non-GAAP measure, was $9.9 million.

Earnings Per Common Share	Three Months Ended
	June 24, 2023	June 25, 2022	Change
Diluted EPS	$0.28	$0.37	(24.3)%
Adjustments	0.03	0.05
Adjusted diluted EPS	$0.31	$0.42	(26.2)%

Adjusted net income and adjusted diluted EPS, each of which is a measure not derived in accordance with GAAP, exclude the impact of certain items. Management believes that adjusted net income and adjusted diluted EPS are useful in providing period-to-period comparisons of the results of our operations by excluding certain non-recurring items, such as costs related to shareholder matters from our planned equity capital structure recapitalization, transition costs related to back-office optimization, and items related to store closings, as well as acquisition initiatives. Reconciliations of these non-GAAP financial measures to GAAP measures are provided beginning on page 17 under “Non-GAAP Financial Measures.”

We define comparable store sales as sales for locations that have been opened or owned at least one full fiscal year. We believe this period is generally required for new store sales levels to begin to normalize. Management uses comparable store sales to assess the

Monro, Inc. Q1 2024 Form 10-Q	14

MANAGEMENT’S DISCUSSION AND ANALYSIS

operating performance of the Company’s stores and believes the metric is useful to investors because our overall results are dependent upon the results of our stores. Comparable sales measures vary across the retail industry. Therefore, our comparable store sales calculation is not necessarily comparable to similarly titled measures reported by other companies.

Analysis of Results of Operations

Summary of Operating Income	Three Months Ended
(thousands)	June 24, 2023	June 25, 2022	Change
Sales	$326,968	$349,535	(6.5)%
Cost of sales, including distribution and occupancy costs	212,572	227,346	(6.5)
Gross profit	114,396	122,189	(6.4)
Operating, selling, general and administrative expenses	97,047	95,934	1.2
Operating income	$17,349	$26,255	(33.9)%

Sales

Sales include automotive undercar repair, tire replacement and tire related service sales, net of discounts, returns, etc., and revenue from the sale of warranty agreements and commissions earned from the delivery of tires. See Note 7 to our consolidated financial statements for further information. We use comparable store sales to evaluate the performance of our existing stores by measuring the change in sales for a period over the comparable, prior-year period of equivalent length. There were 90 selling days in the three months ended June 24, 2023 and in the three months ended June 25, 2022.

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

Sales	Three Months Ended
(thousands)	June 24, 2023	June 25, 2022
Sales	$326,968	$349,535
Dollar change compared to prior year	$(22,567)
Percentage change compared to prior year	(6.5)%

The sales decrease was due to a decrease in sales from closed stores, driven by the sale of our wholesale tire operations in June 2022. The decrease in sales during the three months ended June 24, 2023 from the prior year comparable period for the wholesale locations were approximately $23.9 million. This was partially offset by an increase in comparable store sales from an increase in average ticket amount across product categories and price points, including a comparable store sales increase in approximately 300 of our small or underperforming stores, and an increase in sales from new stores. The following table shows the primary drivers of the change in sales for the three months ended June 24, 2023, as compared to the same period ended June 25, 2022.

Sales Percentage Change	Three Months Ended
June 24, 2023
Sales change	(6.5)%
Primary drivers of change in sales
Closed store sales (a)	(7.4)%
Comparable store sales (b)	0.5%
New store sales (c)	0.5%

(a)The change in closed stores is primarily due to sales from the wholesale locations sold to American Tire Distributors (“ATD”).

(b)On a comparable store sales basis, comparable store sales at our retail locations increased by 0.8 percent.

(c)Sales from the fiscal 2023 acquisitions primarily represent the change.

Broad-based inflationary pressures impacting consumers partly led to lower demand in some of our key service categories during the three months ended June 24, 2023 and June 25, 2022, respectively. We expect the inflationary environment to continue to impact our customers throughout the remainder of fiscal 2024.

Monro, Inc. Q1 2024 Form 10-Q	15

MANAGEMENT’S DISCUSSION AND ANALYSIS

Comparable Store Product Category Sales Change	Three Months Ended
	June 24, 2023	June 25, 2022
Tires	1%	(0)%
Maintenance service	3%	1%
Brakes	(2)%	2%
Alignment	(2)%	(2)%
Front end/shocks	(9)%	5%

Sales by Product Category	Three Months Ended
	June 24, 2023	June 25, 2022
Tires	47%	50%
Maintenance service	29	26
Brakes	15	14
Steering (a)	8	9
Other	1	1
Total	100%	100%

(a)Steering product category includes front end/shocks and alignment product category sales.

Change in Number of Company-Operated Retail Stores	Three Months Ended
	June 24, 2023	June 25, 2022
Beginning store count	1,299	1,304
Opened	—	3
Closed	—	(4)
Ending store count	1,299	1,303

Cost of Sales and Gross Profit

Gross Profit	Three Months Ended
(thousands)	June 24, 2023	June 25, 2022
Gross profit	$114,396	$122,189
Percentage of sales	35.0%	35.0%
Dollar change compared to prior year	$(7,793)
Percentage change compared to prior year	(6.4)%

Gross profit, as a percentage of sales, was relatively flat for the three months ended June 24, 2023, as compared to the prior year comparable period. Retail material costs, as a percentage of sales, increased due to the inflationary impact on material costs. Additionally, technician labor costs, as a percentage of sales, increased due to the impact from wage inflation and incremental investment in technician labor costs. Offsetting these increases was the impact from our wholesale operations which were sold during June 2022. Additionally, there was a decrease in distribution and occupancy costs, as a percentage of sales, as we gained leverage on these largely fixed costs with higher overall comparable store sales.

Gross Profit as a Percentage of Sales Change	Three Months Ended
	June 24, 2023
Gross profit change	-	bps
Primary drivers of change in gross profit as a percentage of sales
Retail material costs	(150)	bps
Technician labor costs	(70)	bps
Retail distribution and occupancy costs	10	bps
Impact from the sale of wholesale operations	210	bps

OSG&A Expenses

OSG&A Expenses	Three Months Ended
(thousands)	June 24, 2023	June 25, 2022
OSG&A Expenses	$97,047	$95,934
Percentage of sales	29.7%	27.4%
Dollar change compared to prior year	$1,113
Percentage change compared to prior year	1.2%

Monro, Inc. Q1 2024 Form 10-Q	16

MANAGEMENT’S DISCUSSION AND ANALYSIS

The increase of $1.1 million in OSG&A expenses for the three months ended June 24, 2023 from the comparable prior year period is partially due to an increase in costs related to shareholder matters from our planned equity capital structure recapitalization and transition costs related to back-office optimization, as well as an increase in expenses from new stores. The increase in OSG&A expenses for the three months ended June 24, 2023 is also partially due to the gain on the sale of our wholesale tire locations and distribution assets, net of closing costs and costs associated with the closing of a related warehouse related to our divestiture during the comparable prior year period. Partially offsetting these increases were lower expenses from closed stores as well as decreased expenses from comparable stores.

OSG&A Expenses Change	Three Months Ended
(thousands)	June 24, 2023
OSG&A expenses change	$1,113
Drivers of change in OSG&A expenses
Increase from net gain on sale of wholesale tire locations, distribution assets and related warehouse	$1,180
Increase from costs related to shareholder matters	$836
Increase from transition costs related to back-office optimization	$544
Increase from new stores	$335
Decrease from closed stores	$(1,457)
Decrease from comparable stores	$(325)

Other Performance Factors

Net Interest Expense

Net interest expense of $5.2 million for the three months ended June 24, 2023 decreased $0.5 million as compared to the prior year period, and remained relatively flat as a percentage of sales at 1.6 percent. Weighted average debt outstanding for the three months ended June 24, 2023 decreased by approximately $148 million as compared to the three months ended June 25, 2022. This decrease is primarily related to a decrease in debt outstanding under the Credit Facility. The weighted average interest rate increased approximately 100 basis points from the prior year comparable quarter due primarily to an increase in the Credit Facility’s floating borrowing rates.

Provision for Income Taxes

Our effective income tax rate for the three months ended June 24, 2023 was 27.6 percent, compared to 39.6 percent for the three months ended June 25, 2022. Our effective income tax rate for the three months ended June 25, 2022 was higher by 12.8 percent because of discrete tax impacts from the divestiture of assets relating to our wholesale tire operations and internal tire distribution operations as well as the revaluation of deferred tax balances due to changes in the mix of pre-tax income in various U.S. state jurisdictions because of the divestiture. Our effective income tax rate for the three months ended June 24, 2023 and June 25, 2022 was higher by 1.1 percent and 0.8 percent, respectively, due to the discrete tax impact related to share-based awards.

Non-GAAP Financial Measures

In addition to reporting net income and diluted EPS, which are GAAP measures, this Form 10-Q includes adjusted net income and adjusted diluted EPS, which are non-GAAP financial measures. We have included reconciliations to adjusted net income and adjusted diluted EPS from our most directly comparable GAAP measures, net income and diluted EPS, below. Management views these non-GAAP financial measures as indicators to better assess comparability between periods because management believes these non-GAAP financial measures reflect our core business operations while excluding certain non-recurring items, such as costs related to shareholder matters from our planned equity capital structure recapitalization, transition costs related to back-office optimization, and items related to store closings, as well as acquisition initiatives.

These non-GAAP financial measures are not intended to represent, and should not be considered more meaningful than, or as an alternative to, their most directly comparable GAAP measures. These non-GAAP financial measures may be different from similarly titled non-GAAP financial measures used by other companies.

Monro, Inc. Q1 2024 Form 10-Q	17

MANAGEMENT’S DISCUSSION AND ANALYSIS

Adjusted net income is summarized as follows:

Reconciliation of Adjusted Net Income	Three Months Ended
(thousands)	June 24, 2023	June 25, 2022
Net income	$8,829	$12,484
Net gain on sale of wholesale tire and distribution assets (a)	—	(1,180)
Store closing costs	47	(4)
Monro.Forward initiative costs	—	23
Acquisition due diligence and integration costs	5	(10)
Costs related to shareholder matters	836	—
Transition costs related to back-office optimization	544	—
Provision for income taxes on pre-tax adjustments	(359)	293
Certain discrete tax items (b)	—	2,644
Adjusted net income	$9,902	$14,250

(a)Amount includes gain on sale of a related warehouse, net of associated closing costs.

(b)Certain discrete tax items related to the sale of our wholesale tire locations and distribution assets as well as the revaluation of deferred tax balances due to changes in the mix of pre-tax income in various U.S. state jurisdictions because of the sale.

In the Reconciliation of Adjusted Net Income, we determined the Provision for income taxes on pre-tax adjustments by calculating our estimated annual effective income tax rate on pre-tax income before giving effect to any discrete tax items and applying it to the pre-tax adjustments.

Adjusted diluted EPS is summarized as follows:

Reconciliation of Adjusted Diluted EPS	Three Months Ended
	June 24, 2023	June 25, 2022
Diluted EPS	$0.28	$0.37
Net gain on sale of wholesale tire and distribution assets	—	(0.03)
Store closing costs (a)	0.00	(0.00)
Monro.Forward initiative costs (a)	—	0.00
Acquisition due diligence and integration costs (a)	0.00	(0.00)
Costs related to shareholder matters	0.02	—
Transition costs related to back-office optimization	0.01	—
Certain discrete tax items	—	0.08
Adjusted diluted EPS	$0.31	$0.42

(a) Amounts, in the periods presented, may be too minor in amount, net of the impact from income taxes, to have an impact on the calculation of adjusted diluted EPS.

The certain discrete tax items for the three months ended June 25, 2022 are tax affected. The other adjustments to diluted EPS reflect estimated annual effective income tax rates of 25.1 percent and 25.0 percent for the three months ended June 24, 2023 and June 25, 2022, respectively. These estimated annual effective income tax rates exclude the income tax impacts from share-based compensation and for the three months ended June 25, 2022 exclude certain discrete tax items. See adjustments from the Reconciliation of Adjusted Net Income table above for pre-tax amounts.

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

Monro, Inc. Q1 2024 Form 10-Q	18

MANAGEMENT’S DISCUSSION AND ANALYSIS

Future Cash Requirements

We currently expect our capital expenditures to support our projects, including upgrading our facilities and systems, to be $35 million to $45 million in the aggregate in 2024. Additionally, we have contractual finance lease and operating lease commitments with landlords through October 2040 for $521.4 million in lease payments, of which $97.7 million is due within one year. For details regarding these lease commitments, see Note 9 to our consolidated financial statements.

As of June 24, 2023, we had $65.0 million outstanding under the Credit Facility, none of which is due in the succeeding 12 months. For details regarding our indebtedness that is due, see Note 8 to our consolidated financial statements.

Dividends

We paid cash dividends of $0.28 per share totaling $8.9 million and $9.5 million in both the three months ended June 24, 2023 and June 25, 2022, respectively. We have paid dividends quarterly since fiscal 2006 and it is our intent to continue to do so in the future.

Share Repurchases

We did not repurchase any shares during the three months ended June 24, 2023. For details regarding our share repurchase program, see Note 11 to our consolidated financial statements.

Working Capital Management

As of June 24, 2023, we had a working capital deficit of $230.1 million, an increase from $39.4 million as of March 25, 2023. The increase was primarily driven by an increase in accounts payable as a result of certain suppliers that participate in our supply chain finance program. We have agreed to contractual payment terms and conditions with our suppliers. As part of our working capital management, we facilitate a voluntary supply chain finance program to provide our suppliers with the opportunity to sell receivables due from Monro to a participating financial institution. For details regarding our supply chain finance program, see Note 10 to our consolidated financial statements.

Sources and Conditions of Liquidity

Our sources to fund our material cash requirements are predominantly cash from operations, availability under our Credit Facility, and cash and equivalents on hand.

As of June 24, 2023, we had $15.3 million of cash and equivalents. In addition, we had $504.9 million available under the Credit Facility as of June 24, 2023.

We believe that our current sources of funds will provide us with adequate liquidity during the 12-month period following June 24, 2023, as well as in the long-term.

Summary of Cash Flows

The following table presents a summary of our cash flows from operating, investing, and financing activities.

Summary of Cash Flows	Three Months Ended
(thousands)	June 24, 2023	June 25, 2022
Cash provided by operating activities	$71,731	$77,205
Cash (used for) provided by investing activities	(2,630)	48,856
Cash used for financing activities	(58,669)	(103,361)
Increase in cash and equivalents	10,432	22,700
Cash and equivalents at beginning of period	4,884	7,948
Cash and equivalents at end of period	$15,316	$30,648

Monro, Inc. Q1 2024 Form 10-Q	19

MANAGEMENT’S DISCUSSION AND ANALYSIS

Cash provided by operating activities

For the three months ended June 24, 2023, cash provided by operating activities was $71.7 million, which consisted of net income of $8.8 million, adjusted by non-cash charges of $19.9 million and by a change in operating assets and liabilities of $43.0 million. The non-cash charges were largely driven by $18.4 million of depreciation and amortization. The change in operating assets and liabilities was primarily due to our supply chain finance program being a source of cash as we improved our cash flow by $24.5 million. Additionally, the change in operating assets and liabilities was also partially due to accounts payable and accrued liabilities, net of vendor rebate receivables, being a source of cash of $12.3 million driven by timing of payments as well as our inventory balance being a source of cash of $6.3 million due to decreased inventory purchases.

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

Cash used for / provided by investing activities

For the three months ended June 24, 2023, cash used for investing activities was $2.6 million. This was primarily due to cash used for capital expenditures, including property and equipment, of $7.7 million, partially offset by cash provided by the sale of our wholesale tire locations and distribution assets and the disposal of property and equipment of $3.9 million and $1.1 million, respectively.

For the three months ended June 25, 2022, cash provided by investing activities was $48.9 million. This was primarily due to cash from the sale of our wholesale tire and tire distribution assets for $56.6 million, partially offset by cash used for capital expenditures, including property and equipment, of $8.2 million.

Cash used for financing activities

For the three months ended June 24, 2023, cash used for financing activities was $58.7 million which was primarily due to payment on our Credit Facility, net of amounts borrowed during the period, of $40.0 million, as well as payment of finance lease principal and dividends of $9.8 million and $8.9 million, respectively.

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

For a description of our critical accounting estimates, refer to Part II, Item 7., “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended March 25, 2023. There have been no material changes to our critical accounting estimates since our Form 10-K for the year ended March 25, 2023.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 1 to our consolidated financial statements for a discussion of the impact of recently issued accounting standards on our consolidated financial statements as of June 24, 2023 and the expected impact on the consolidated financial statements for future periods.

Monro, Inc. Q1 2024 Form 10-Q	20

MANAGEMENT’S DISCUSSION AND ANALYSIS

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they address future events, developments, and results and do not relate strictly to historical facts. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements include, without limitation, statements preceded by, followed by, or including words such as “anticipate,” “believe,” “could,” “design,” “estimate,” “expect,” “intend,” “invest,” “may,” “plan,” “potential,” “strategy,” “will,” “would” and variations thereof and similar expressions. Forward-looking statements are subject to risks, uncertainties, and other important factors that could cause actual results to differ materially from those expressed. For example, our forward-looking statements include, without limitation, statements regarding:

●	the impact of competitive services and pricing;
●	the effect of economic conditions, seasonality, and the impact of weather conditions and natural disasters on customer demand;
●	advances in automotive technologies including adoption of electronic vehicle technology;
●	our dependence on third-party vendors for certain inventory;
●	the risks associated with vendor relationships and international trade, particularly imported goods such as those sourced from China;
●	the impact of changes in U.S. trade relations and the ongoing trade dispute between the United States and China, and other potential impediments to imports;
●	our ability to service our debt obligations, including our expected annual interest expense;
●	our cash needs, including our ability to fund our future capital expenditures and working capital requirements;
●	our anticipated sales, comparable store sales, gross profit margin, costs of goods sold (including product mix), OSG&A expenses and other fixed costs, and our ability to leverage those costs;
●	management’s estimates and expectations as they relate to income tax liabilities, deferred income taxes, and uncertain tax positions;
●	management’s estimates associated with our critical accounting policies, including business combinations, insurance liabilities, and valuations for our long-lived assets impairment analyses;
●	the impact of industry regulation, including changes in environmental, consumer protection, and labor laws;
●	potential outcomes related to pending or future litigation matters;
●	business interruptions;
●	risks relating to disruption or unauthorized access to our computer systems;
●	our failure to protect customer and employee personal data;
●	risks relating to acquisitions and the integration of acquired businesses with ours;
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

Any of these factors, as well as such other factors as discussed in Part I, Item 1A., “Risk Factors” of our Form 10-K for the fiscal year ended March 25, 2023, as well as in our periodic filings with the SEC, could cause our actual results to differ materially from our anticipated results. The information provided in this report is based upon the facts and circumstances known as of the date of this report, and any forward-looking statements made by us in this report speak only as of the date on which they are made. Except as required by law, we undertake no obligation to update these forward-looking statements after the date of this Form 10-Q to reflect events or circumstances after such date, or to reflect the occurrence of unanticipated events.

Monro, Inc. Q1 2024 Form 10-Q	21

DISCLOSURES ABOUT MARKET RISK & CONTROLS AND PROCEDURES

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from potential changes in interest rates. As of June 24, 2023, excluding finance leases and financing obligations, we had no debt financing at fixed interest rates, for which the fair value would be affected by changes in market interest rates. Our cash flow exposure on floating rate debt would result in annual interest expense fluctuations of approximately $0.7 million based upon our debt position at June 24, 2023 and approximately $1.1 million based upon our debt position at March 25, 2023, given a change in SOFR of 100 basis points.

Debt financing had a carrying amount that approximates a fair value of $65.0 million as of June 24, 2023, as compared to a carrying amount and a fair value of $105.0 million as of March 25, 2023.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 24, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Monro, Inc. Q1 2024 Form 10-Q	22

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

Monro, Inc. Q1 2024 Form 10-Q	23

EXHIBITS

Item 6. Exhibits

Exhibit Index
10.07 – Reclassification Agreement, dated as of May 12, 2023, by and among Monro, Inc. and the Holders of Class C Convertible Preferred Stock Named Therein (May 2023 Form 8-K, Exhibit No. 10.07).**
31.1 – Certification of Michael T. Broderick pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
31.2 – Certification of Brian J. D’Ambrosia pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
32.1 – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002
101.INS - XBRL Instance Document
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

Monro, Inc. Q1 2024 Form 10-Q	24

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONRO, INC.

DATE: July 26, 2023	By:	/s/ Michael T. Broderick
Michael T. Broderick
President and Chief Executive Officer (Principal Executive Officer)

DATE: July 26, 2023	By:	/s/ Brian J. D’Ambrosia
Brian J. D’Ambrosia
Executive Vice President – Finance, Chief Financial Officer and
Treasurer (Principal Financial Officer and Principal Accounting Officer)

Monro, Inc. Q1 2024 Form 10-Q	25