Form 10-Q
period 2023-09-23
MONRO, INC.
filed 2023-10-25
CIK 876427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________________________________

FORM 10-Q

____________________________________________________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 23, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐  Yes     ☒  No

As of October 20, 2023, 31,445,708 shares of the registrant's common stock, $0.01 par value per share, were outstanding.

Monro, Inc. Q2 2024 Form 10-Q	2

CONSOLIDATED FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

(thousands, except footnotes) (unaudited)	September 23, 2023	March 25, 2023
Assets
Current assets
Cash and equivalents	$9,053	$4,884
Accounts receivable	14,296	13,294
Federal and state income taxes receivable	20	—
Inventories	146,679	147,397
Other current assets	77,806	92,892
Total current assets	247,854	258,467
Property and equipment, net	289,568	304,989
Finance lease and financing obligation assets, net	197,296	217,174
Operating lease assets, net	204,158	211,101
Goodwill	736,435	736,457
Intangible assets, net	14,893	16,562
Assets held for sale	5,855	—
Other non-current assets	29,389	29,365
Long-term deferred income tax assets	1,321	2,762
Total assets	$1,726,769	$1,776,877
Liabilities and shareholders' equity
Current liabilities
Current portion of finance leases and financing obligations	$39,463	$39,982
Current portion of operating lease liabilities	38,545	37,520
Accounts payable	280,350	261,724
Federal and state income taxes payable	—	541
Accrued payroll, payroll taxes and other payroll benefits	14,129	15,951
Accrued insurance	50,545	47,741
Deferred revenue	15,427	15,422
Other current liabilities	33,908	30,296
Total current liabilities	472,367	449,177
Long-term debt	55,000	105,000
Long-term finance leases and financing obligations	269,666	295,281
Long-term operating lease liabilities	184,163	191,107
Other long-term liabilities	10,437	10,721
Long-term deferred income tax liabilities	34,784	30,460
Long-term income taxes payable	209	209
Total liabilities	1,026,626	1,081,955
Commitments and contingencies - Note 9
Shareholders' equity:
Class C Convertible Preferred stock	29	29
Common stock	400	400
Treasury stock	(205,648)	(205,648)
Additional paid-in capital	252,212	250,702
Accumulated other comprehensive loss	(3,928)	(4,115)
Retained earnings	657,078	653,554
Total shareholders' equity	700,143	694,922
Total liabilities and shareholders' equity	$1,726,769	$1,776,877

Class C Convertible Preferred stock Authorized 150,000 shares, $1.50 par value, one preferred stock share to 61.275 common stock shares and one preferred stock share to 23.389 common stock shares conversion value as of September 23, 2023 and March 25, 2023, respectively; 19,664 shares issued and outstanding

Common stock Authorized 65,000,000 shares, $0.01 par value; 40,005,970 shares issued as of September 23, 2023 and 39,966,401 shares issued as of March 25, 2023

Treasury stock 8,561,121 shares as of September 23, 2023 and March 25, 2023, at cost

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. Q2 2024 Form 10-Q	3

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Income and Comprehensive Income

	Three Months Ended		Six Months Ended
(thousands, except per share data) (unaudited)	September 23, 2023	September 24, 2022	September 23, 2023	September 24, 2022
Sales	$322,091	$329,818	$649,059	$679,353
Cost of sales, including distribution and occupancy costs	207,118	213,083	419,691	440,429
Gross profit	114,973	116,735	229,368	238,924
Operating, selling, general and administrative expenses	92,618	93,262	189,664	189,197
Operating income	22,355	23,473	39,704	49,727
Interest expense, net of interest income	4,801	5,705	10,009	11,364
Other income, net	(34)	(98)	(92)	(178)
Income before income taxes	17,588	17,866	29,787	38,541
Provision for income taxes	4,716	4,745	8,086	12,936
Net income	$12,872	$13,121	$21,701	$25,605
Other comprehensive income (loss)
Changes in pension, net of tax	93	(99)	187	(198)
Other comprehensive income (loss)	93	(99)	187	(198)
Comprehensive income	$12,965	$13,022	$21,888	$25,407
Earnings per share
Basic	$0.40	$0.40	$0.68	$0.77
Diluted	$0.40	$0.40	$0.68	$0.77
Weighted average common shares outstanding
Basic	31,434	32,204	31,427	32,844
Diluted	32,272	32,729	32,112	33,349

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. Q2 2024 Form 10-Q	4

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Changes in Shareholders’ Equity

	Class C							Accumulated
	Convertible						Additional	Other
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Comprehensive	Retained	Total
(thousands) (unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at June 25, 2022	20	$29	39,920	$399	6,773	$(125,945)	$245,689	$(4,593)	$654,097	$769,676
Net income									13,121	13,121
Other comprehensive loss
Pension liability adjustment								(99)		(99)
Dividends declared
Preferred									(129)	(129)
Common									(8,967)	(8,967)
Dividend payable									(52)	(52)
Repurchase of stock					1,204	(53,999)				(53,999)
Stock options and restricted stock			37	1			327			328
Stock-based compensation							1,891			1,891
Balance at September 24, 2022	20	$29	39,957	$400	7,977	$(179,944)	$247,907	$(4,692)	$658,070	$721,770

Balance at June 24, 2023	20	$29	39,979	$400	8,561	$(205,648)	$250,981	$(4,021)	$653,427	$695,168
Net income									12,872	12,872
Other comprehensive income
Pension liability adjustment								93		93
Dividends declared
Preferred									(337)	(337)
Common									(8,804)	(8,804)
Dividend payable									(80)	(80)
Repurchase of stock										—
Stock options and restricted stock			27				(153)			(153)
Stock-based compensation							1,384			1,384
Balance at September 23, 2023	20	$29	40,006	$400	8,561	$(205,648)	$252,212	$(3,928)	$657,078	$700,143

Balance at March 26, 2022	20	$29	39,907	$399	6,360	$(108,729)	$244,577	$(4,494)	$651,124	$782,906
Net income									25,605	25,605
Other comprehensive loss
Pension liability adjustment								(198)		(198)
Dividends declared
Preferred									(258)	(258)
Common									(18,304)	(18,304)
Dividend payable									(97)	(97)
Repurchase of stock					1,617	(71,215)				(71,215)
Stock options and restricted stock			50	1			286			287
Stock-based compensation							3,044			3,044
Balance at September 24, 2022	20	$29	39,957	$400	7,977	$(179,944)	$247,907	$(4,692)	$658,070	$721,770

Balance at March 25, 2023	20	$29	39,966	$400	8,561	$(205,648)	$250,702	$(4,115)	$653,554	$694,922
Net income									21,701	21,701
Other comprehensive income
Pension liability adjustment								187		187
Dividends declared
Preferred									(466)	(466)
Common									(17,601)	(17,601)
Dividend payable									(110)	(110)
Repurchase of stock										—
Stock options and restricted stock			40				(413)			(413)
Stock-based compensation							1,923			1,923
Balance at September 23, 2023	20	$29	40,006	$400	8,561	$(205,648)	$252,212	$(3,928)	$657,078	$700,143

We declared $0.28 dividends per common share or equivalent for the three months ended September 23, 2023 and the three months ended September 24, 2022, and $0.56 per common share or equivalent for the six months ended September 23, 2023 and September 24, 2022.

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. Q2 2024 Form 10-Q	5

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows

	Six Months Ended
(thousands) (unaudited)	September 23, 2023	September 24, 2022
Operating activities
Net income	$21,701	$25,605
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	36,535	39,360
Share-based compensation expense	1,923	3,044
Gain on disposal of assets	(1,401)	(1,185)
Gain on divestiture	—	(2,394)
Deferred income tax expense	5,699	(564)
Change in operating assets and liabilities (excluding acquisitions and divestitures)
Accounts receivable	(1,002)	(1,791)
Inventories	894	(6,078)
Other current assets	9,772	(1,392)
Other non-current assets	17,211	18,343
Accounts payable	18,626	52,109
Accrued expenses	7,980	5,426
Federal and state income taxes payable	(561)	6,885
Other long-term liabilities	(19,070)	(17,143)
Long-term income taxes payable	—	64
Cash provided by operating activities	98,307	120,289
Investing activities
Capital expenditures	(15,705)	(19,583)
Acquisitions, net of cash acquired	—	(311)
Proceeds from divestiture	—	56,586
Deferred proceeds received from divestiture	7,311	—
Proceeds from the disposal of assets	1,727	1,225
Cash (used for) provided by investing activities	(6,667)	37,917
Financing activities
Proceeds from borrowings	39,263	102,176
Principal payments on long-term debt, finance leases and financing obligations	(108,893)	(168,759)
Repurchase of stock	—	(71,215)
Exercise of stock options	17	—
Dividends paid	(17,858)	(18,562)
Cash used for financing activities	(87,471)	(156,360)
Increase in cash and equivalents	4,169	1,846
Cash and equivalents at beginning of period	4,884	7,948
Cash and equivalents at end of period	$9,053	$9,794
Supplemental information
Leased assets reduced in exchange for reduced finance lease liabilities	$(4,283)	$(9,348)
Leased assets obtained in exchange for new operating lease liabilities	$11,149	$20,179

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. Q2 2024 Form 10-Q	6

Monro, Inc. Q2 2024 Form 10-Q	7

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

Note 1 – Description of Business and Basis of Presentation

Description of business

Monro, Inc. and its direct and indirect subsidiaries (together, “Monro”, the “Company”, “we”, “us”, or “our”), are engaged principally in providing automotive undercar repair and tire replacement sales and tire related services in the United States. Monro had 1,298 Company-operated retail stores located in 32 states and 77 franchised locations as of September 23, 2023.

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

Recent accounting pronouncements

In September 2022, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance which requires certain disclosure for supplier finance programs used in connection with the purchase of goods and services. We adopted this guidance during the first quarter of fiscal 2024, other than the roll forward information disclosure which we expect to adopt during the first quarter of the fiscal year ending March 29, 2025. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

Monro, Inc. Q2 2024 Form 10-Q	8

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

Supplemental information

Property and equipment, net: Property and equipment balances are shown on the Consolidated Balance Sheets net of accumulated depreciation of $434.6 million and $426.7 million as of September 23, 2023 and March 25, 2023, respectively.

Assets held for sale

We classify long-lived assets to be sold as held for sale in the period in which all of the following criteria are met: management, having the authority to approve the action, commits to a plan to sell the asset; the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for the sale of such asset; an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated; the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond our control extend the period of time required to sell the asset beyond one year; the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

We initially measure a long-lived asset that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held-for-sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset until the date of sale.

Upon determining that a long-lived asset meets the criteria to be classified as held for sale, we cease depreciation and report long-lived assets, if material, as Assets held for sale in our Consolidated Balance Sheets. We determined that assets related to the planned sale of our corporate headquarters, as announced in June 2023, met the criteria to be classified as held for sale as of September 23, 2023.

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

Divestiture

On June 17, 2022, we completed the divestiture of assets relating to our wholesale tire operations (seven locations) and internal tire distribution operations to American Tire Distributors, Inc. (“ATD”). We received $62 million from ATD at the closing of the transaction, of which $5 million is currently being held in escrow. The remaining $40 million (“Earnout”) of the total consideration of $102 million will be paid quarterly over approximately two years based on our tire purchases from or through ATD pursuant to a distribution and fulfillment agreement with ATD. We received $7.3 million of the Earnout during the first six months of fiscal 2024 and $24.0 million of the Earnout is outstanding as of September 23, 2023. Under a distribution agreement between us and ATD, ATD agreed to supply and sell tires to retail locations we own. After ATD satisfies the Earnout payments, our company-owned retail stores will be required to purchase at least 90 percent of their forecasted requirements for certain passenger car tires, light truck replacement tires, and medium truck tires from or through ATD. Any tires that ATD is unable to supply or fulfill from those categories will be excluded from the calculation of our requirements for tires. The initial term of the distribution agreement is five years after the completion of the Earnout Period, with automatic 12-month renewal periods thereafter. The divestiture enables us to focus our resources on our core retail business operations. In connection with this transaction, we recognized a pre-tax gain of $2.4 million within OSG&A expenses, as finalized in June 2022. We also expensed $0.4 million of closing costs and costs associated with the closing of a related warehouse within OSG&A expenses during the six months ended September 24, 2022. We finalized the impact of these associated closing costs in addition to the subsequent gain on the sale of related warehouses during the remainder of fiscal 2023. See Note 2 of our Form 10-K for the fiscal year ended March 25, 2023 for additional information. Additionally, during the three months ended September 24, 2022, we incurred $1.3

Monro, Inc. Q2 2024 Form 10-Q	9

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

million in costs in connection with restructuring and elimination of certain executive management positions upon completion of the divestiture. The divestiture did not meet the criteria to be reported as discontinued operations in our consolidated financial statements as our decision to divest this business did not represent a strategic shift that would have a major effect on our operations and financial results. For additional information regarding discrete tax impacts because of the divestiture, see Note 4.

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

Earnings per Common Share	Three Months Ended		Six Months Ended
(thousands, except per share data)	September 23, 2023	September 24, 2022	September 23, 2023	September 24, 2022
Numerator for earnings per common share calculation:
Net income	$12,872	$13,121	$21,701	$25,605
Less: Preferred stock dividends	(337)	(129)	(466)	(258)
Income available to common shareholders	$12,535	$12,992	$21,235	$25,347
Denominator for earnings per common share calculation:
Weighted average common shares - basic	31,434	32,204	31,427	32,844
Effect of dilutive securities:
Preferred stock	779	460	620	460
Stock options	1	1	1	—
Restricted stock	58	64	64	45
Weighted average common shares - diluted	32,272	32,729	32,112	33,349

Basic earnings per common share	$0.40	$0.40	$0.68	$0.77
Diluted earnings per common share	$0.40	$0.40	$0.68	$0.77

Weighted average common share equivalents that have an anti-dilutive impact are excluded from the computation of diluted earnings per share.

Note 4 – Income Taxes

For the three months and six months ended September 23, 2023, our effective income tax rate was 26.8 percent and 27.1 percent, respectively, compared to 26.6 percent and 33.6 percent for the three months and six months ended September 24, 2022, respectively. Our effective income tax rate for the three months and six months ended September 23, 2023 was higher by 1.0 percent and 1.1 percent, respectively, and was higher by 0.5 percent and 0.7 percent for the three months and six months ended September 24, 2022, respectively, due to the discrete tax impact related to share-based awards. Our effective income tax rate for the six months ended September 24, 2022 was higher by 6.9 percent because of discrete tax impacts from the divestiture of assets relating to our wholesale tire operations and internal tire distribution operations as well as the revaluation of deferred tax balances due to changes in the mix of pre-tax income in various U.S. state jurisdictions because of the divestiture.

Note 5 – Fair Value

Long-term debt had a carrying amount that approximates a fair value of $55.0 million as of September 23, 2023, as compared to a carrying amount and a fair value of $105.0 million as of March 25, 2023. The carrying value of our debt approximated its fair value due to the variable interest nature of the debt.

Note 6 – Cash Dividend

We paid dividends of $17.9 million during the six months ended September 23, 2023. The declaration of future dividends will be at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, compliance with charter and contractual restrictions, and such other factors as the Board of Directors deems relevant. Under our Credit Facility, there are no restrictions on our ability to declare dividends as long as we are in compliance with the covenants in the Credit Facility. For additional information regarding our Credit Facility, see Note 8.

Monro, Inc. Q2 2024 Form 10-Q	10

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

Revenues	Three Months Ended		Six Months Ended
(thousands)	September 23, 2023	September 24, 2022	September 23, 2023	September 24, 2022
Tires (a)	$153,825	$157,905	$305,953	$330,969
Maintenance	90,233	90,622	183,146	180,914
Brakes	46,241	47,062	93,839	96,217
Steering	25,998	27,613	54,361	57,594
Exhaust	5,139	5,921	10,355	12,196
Other	655	695	1,405	1,463
Total	$322,091	$329,818	$649,059	$679,353

(a) Includes the sale of tire road hazard warranty agreements and tire delivery commissions.

Revenue from the sale of tire road hazard warranty agreements is initially deferred and is recognized over the contract period as costs are expected to be incurred in performing such services, typically 21 to 36 months. The deferred revenue balances at September 23, 2023 and March 25, 2023 were $22.2 million and $22.4 million, respectively, of which $15.4 million and $15.4 million, respectively, are reported in Deferred revenue and $6.8 million and $7.0 million, respectively, are reported in Other long-term liabilities in our Consolidated Balance Sheets.

Changes in Deferred Revenue
(thousands)
Balance at March 25, 2023	$22,354
Deferral of revenue	10,977
Recognition of revenue	(11,165)
Balance at September 23, 2023	$22,166

As of September 23, 2023, we expect to recognize $9.3 million of deferred revenue related to road hazard warranty agreements in the remainder of fiscal 2024, $9.8 million of deferred revenue during our fiscal year ending March 29, 2025, and $3.1 million of deferred revenue thereafter.

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

Monro, Inc. Q2 2024 Form 10-Q	11

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

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

Within the Credit Facility, we have a sub-facility of $80 million available for the purpose of issuing standby letters of credit. The sub-facility requires fees aggregating 87.5 to 212.5 basis points annually of the face amount of each standby letter of credit, payable quarterly in arrears. There was a $30.1 million outstanding letter of credit at September 23, 2023.

We are required to maintain an interest coverage ratio, as defined in the Credit Facility, of at least 1.55 to 1. In addition, our ratio of adjusted debt to EBITDAR, as defined in the Credit Facility, cannot exceed 4.75 to 1, subject to certain exceptions under the Credit Facility.

We were in compliance with all debt covenants at September 23, 2023.

There was $55.0 million outstanding and $514.9 million available under the Credit Facility at September 23, 2023.

Note 9 – Commitments and Contingencies

Commitments

Commitments Due by Period		Within	2 to	4 to	After
(thousands)	Total	1 Year	3 Years	5 Years	5 Years
Principal payments on long-term debt	$55,000			$55,000
Finance lease commitments/financing obligations (a)	379,113	$52,156	$95,158	83,223	$148,576
Operating lease commitments (a)	257,036	45,611	80,038	58,737	72,650
Total	$691,149	$97,767	$175,196	$196,960	$221,226

(a)Finance and operating lease commitments represent future undiscounted lease payments and include $80.1 million and $53.0 million, respectively, related to options to extend lease terms that are reasonably certain of being exercised.

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

Monro, Inc. Q2 2024 Form 10-Q	12

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

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

Our outstanding supplier obligations eligible for advance payment under the program totaled $187.9 million, $167.3 million, and $86.9 million as of September 23, 2023, March 25, 2023, and September 24, 2022, respectively, and are included within Accounts Payable on our Consolidated Balance Sheets. Our outstanding supplier obligations do not represent actual receivables sold by our suppliers to the financial institutions, which may be lower.

Note 11 – Share Repurchase

We periodically repurchase shares of our common stock under a board-authorized repurchase program through open market transactions. We did not repurchase any of our shares during the six months ended September 23, 2023.

Share Repurchase Activity	Three Months Ended		Six Months Ended
(thousands, except per share data)	September 23, 2023	September 24, 2022	September 23, 2023	September 24, 2022
Number of shares purchased	—	1,203.8	—	1,617.4
Average price paid per share	$—	$44.82	$—	$44.00
Total repurchased	$—	$53,962	$—	$71,166

Note 12 – Equity Capital Structure Reclassification

On May 12, 2023, we entered into a reclassification agreement (the “Reclassification Agreement”) with the holders (the “Class C Holders”) of our Class C Convertible Preferred Stock (the “Class C Preferred Stock”) to reclassify our equity capital structure to eliminate the Class C Preferred Stock.

Under the Reclassification Agreement, after receiving shareholder approval on August 15, 2023, we filed amendments to our certificate of incorporation (the “Certificate of Incorporation”) to create a mandatory conversion of any outstanding shares of Class C Preferred Stock prior to an agreed sunset date of the earliest of (i) August 15, 2026; (ii) the first business day immediately prior to the record date established for the determination of the shareholders of the Company entitled to vote at the Company’s 2026 annual meeting of shareholders; and (iii) the date on which the Class C Holders, in the aggregate, cease to beneficially own at least 50% of all shares of the Class C Preferred Stock issued and outstanding as of May 12, 2023. In exchange for this sunset of the Class C Preferred Stock, the conversion rate of Class C Preferred Stock was adjusted so that each share of Class C Preferred Stock will convert into 61.275 shares of common stock (the “adjusted conversion rate”), an increase from the prior conversion rate of 23.389 shares of common stock for each share of Class C Preferred Stock under the Certificate of Incorporation. At the end of the sunset period, all shares of Class C Preferred Stock remaining outstanding will be automatically converted into shares of common stock at the adjusted conversion rate. In addition, the liquidation preference for the Class C Preferred Stock was amended to provide that, upon a liquidation event, each holder of Class C Preferred Stock would be entitled to receive, for each share of Class C Preferred Stock held by the holder upon a liquidation, dissolution, or winding up of the affairs of the Company, an amount equal to the greater of $1.50 per share and the amount the holder would have received had each share of Class C Preferred Stock been converted to shares of common stock immediately prior to the liquidation, dissolution, or winding up. The Reclassification Agreement also provides that, during the sunset period, the Class C Holders will have the right to appoint one member of the Board of Directors. This designee is expected to be Peter J. Solomon, who is one of the Company’s current directors and one of the Class C Holders.

Additionally, on August 15, 2023, our shareholders voted to approve an amendment to our Certificate of Incorporation to declassify the Board of Directors. Under this amendment, the class of directors standing for election at our 2024 annual meeting of shareholders will stand for election for one-year terms expiring at the 2025 annual meeting of shareholders. Starting with the 2025 annual meeting of shareholders, the Board of Directors will no longer be classified, and all the directors elected at that meeting (and each meeting thereafter) will be elected for a term expiring at the next annual meeting of shareholders.

We have determined the amendments to the Class C Preferred Stock, because of the Reclassification Agreement, should be accounted for as a modification.

Monro, Inc. Q2 2024 Form 10-Q	13

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

On June 1, 2023, we announced the planned sale of our corporate headquarters at 200 Holleder Parkway in Rochester, New York and our plan to relocate our corporate headquarters to another location in the greater Rochester area. During the second quarter, we incurred costs relating to relocating from our existing corporate headquarters and to finding a suitable replacement.

On August 15, 2023, our shareholders voted to approve three amendments to our certificate of incorporation (the “Certificate of Incorporation”). Two of the amendments were filed pursuant to the reclassification agreement (the “Reclassification Agreement”) between the Company and the holders (the “Class C Holders”) of our Class C Convertible Preferred Stock (the “Class C Preferred Stock”) to reclassify our equity capital structure to eliminate the Class C Preferred Stock. The first amendment provides for the automatic conversion of each issued and outstanding share of Class C Preferred Stock into shares of common stock on the sunset date (for a description of the sunset date, see Note 12 to our consolidated financial statements) and to increase the conversion rate of Class C Preferred Stock under the Certificate of Incorporation from 23.389 shares of common stock to 61.275 shares of common stock. The second amendment provides for a revised liquidation preference for the Class C Preferred Stock. Upon a liquidation event, each holder of Class C Preferred Stock would be entitled to receive, for each share of Class C Preferred Stock held by the holder upon a liquidation, dissolution, or winding up of the affairs of the Company, an amount equal to the greater of $1.50 per share and the amount the holder would have received had each share of Class C Preferred Stock been converted to shares of common stock immediately prior to the liquidation, dissolution, or winding up. The third amendment provides for the declassification of the Board of Directors. Under this amendment, the class of directors standing for election at our 2024 annual meeting of shareholders will stand for election for one-year terms expiring at the 2025 annual meeting of shareholders. Starting with the 2025 annual meeting of shareholders, the Board of Directors will no longer be classified, and all the directors elected at that meeting (and each meeting thereafter) will be elected for a term expiring at the next annual meeting of shareholders.

Economic Conditions

The United States economy experienced higher inflation during fiscal 2023 and into fiscal 2024 and there are market expectations that inflation may remain at elevated levels for a sustained period. In addition, labor availability has continued to be constrained and market labor costs have continued to increase. The U.S. Federal Reserve Board also increased interest rates during fiscal 2023 and into fiscal 2024 and additional interest rate increases may occur in the coming months. These conditions may give rise to an economic slowdown, and perhaps a recession, and could further increase our costs and/or impact our revenues. It is unclear whether the current economic conditions and government responses to these conditions, including inflation, increasing interest rates, and geopolitical uncertainty, will result in an economic slowdown or recession in the United States. If that occurs, demand for our products and services may decline, possibly significantly, which may significantly and adversely impact our business, results of operations and financial position.

Financial Summary

Second quarter 2024 included the following notable items:

•Diluted earnings per common share (“EPS”) were $0.40.

•Adjusted diluted EPS, a non-GAAP measure, were $0.41.

•Sales decreased 2.3 percent, due to lower overall comparable store sales resulting from lower store traffic.

•Comparable store sales decreased 2.3 percent, including an approximately one percent comparable store sales decrease in approximately 300 of our small or underperforming stores.

•Operating income of $22.4 million was 4.8 percent lower than the comparable prior-year period, driven primarily by a decrease in gross profit.

•Net income was $12.9 million.

•Adjusted net income, a non-GAAP measure, was $13.3 million.

Monro, Inc. Q2 2024 Form 10-Q	14

MANAGEMENT’S DISCUSSION AND ANALYSIS

Earnings Per Common Share	Three Months Ended			Six Months Ended
	September 23, 2023	September 24, 2022	Change	September 23, 2023	September 24, 2022	Change
Diluted EPS	$0.40	$0.40	0.0%	$0.68	$0.77	(11.7)%
Adjustments	0.01	0.03		0.04	0.08
Adjusted diluted EPS	$0.41	$0.43	(4.7)%	$0.72	$0.85	(15.2)%

Adjusted net income and adjusted diluted EPS, each of which is a measure not derived in accordance with GAAP, exclude the impact of certain items. Management believes that adjusted net income and adjusted diluted EPS are useful in providing period-to-period comparisons of the results of our operations by excluding certain non-recurring items, such as costs related to shareholder matters from our equity capital structure recapitalization, transition costs related to back-office optimization, corporate headquarters relocation costs, and items related to store closings, as well as acquisition initiatives. Reconciliations of these non-GAAP financial measures to GAAP measures are provided beginning on page 18 under “Non-GAAP Financial Measures.”

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

Analysis of Results of Operations

Summary of Operating Income	Three Months Ended			Six Months Ended
(thousands)	September 23, 2023	September 24, 2022	Change	September 23, 2023	September 24, 2022	Change
Sales	$322,091	$329,818	(2.3)%	$649,059	$679,353	(4.5)%
Cost of sales, including distribution and occupancy costs	207,118	213,083	(2.8)	419,691	440,429	(4.7)
Gross profit	114,973	116,735	(1.5)	229,368	238,924	(4.0)
Operating, selling, general and administrative expenses	92,618	93,262	(0.7)	189,664	189,197	0.2
Operating income	$22,355	$23,473	(4.8)%	$39,704	$49,727	(20.2)%

Sales

Sales include automotive undercar repair, tire replacement and tire related service sales, net of discounts, returns, etc., and revenue from the sale of warranty agreements and commissions earned from the delivery of tires. See Note 7 to our consolidated financial statements for further information. We use comparable store sales to evaluate the performance of our existing stores by measuring the change in sales for a period over the comparable, prior-year period of equivalent length. There were 91 selling days in the three months ended September 23, 2023 and in the three months ended September 24, 2022, and 181 selling days in the six months ended September 23, 2023 and in the six months ended September 24, 2022.

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

Sales	Three Months Ended		Six Months Ended
(thousands)	September 23, 2023	September 24, 2022	September 23, 2023	September 24, 2022
Sales	$322,091	$329,818	$649,059	$679,353
Dollar change compared to prior year	$(7,727)		$(30,294)
Percentage change compared to prior year	(2.3)%		(4.5)%

The sales decrease was due to a decrease in comparable store sales, including a comparable store sales decrease in approximately 300 of our small or underperforming stores, resulting from lower store traffic, and a decrease in sales from closed stores. The decrease in sales from closed stores during the six months ended September 23, 2023 from the prior year comparable period driven by the sale of our wholesale tire locations was approximately $23.9 million. These decreases were partially offset by an increase in sales from new stores. The following table shows the primary drivers of the change in sales for each of the three months and six months ended September 23, 2023, as compared to the same periods ended September 24, 2022.

Monro, Inc. Q2 2024 Form 10-Q	15

MANAGEMENT’S DISCUSSION AND ANALYSIS

Sales Percentage Change	Three Months Ended	Six Months Ended
	September 23, 2023	September 23, 2023
Sales change	(2.3)%	(4.5)%
Primary drivers of change in sales
Comparable store sales	(2.3)%	(0.9)%
Closed store sales (a)	(0.4)%	(4.0)%
New store sales (b)	0.4%	0.4%

(a)The change in closed stores for the six months ended September 23, 2023 is primarily due to sales from the wholesale locations sold to American Tire Distributors (“ATD”).

(b)Sales from the fiscal 2023 acquisitions primarily represent the change.

Broad-based inflationary pressures impacting consumers partly led to lower demand in tires and our higher margin service categories during the three months and six months ended September 23, 2023. We expect the inflationary environment to continue to impact our customers throughout the remainder of fiscal 2024.

Comparable Store Product Category Sales Change	Three Months Ended		Six Months Ended
	September 23, 2023	September 24, 2022	September 23, 2023	September 24, 2022
Tires	(4)%	6%	(1)%	3%
Maintenance service	(0)%	1%	2%	1%
Brakes	(3)%	(5)%	(3)%	(2)%
Alignment	(4)%	(8)%	(3)%	(5)%
Front end/shocks	(5)%	(5)%	(7)%	(0)%

Sales by Product Category	Three Months Ended		Six Months Ended
	September 23, 2023	September 24, 2022	September 23, 2023	September 24, 2022
Tires	48%	48%	47%	49%
Maintenance service	28	28	28	27
Brakes	14	15	15	14
Steering (a)	8	8	8	9
Other	2	1	2	1
Total	100%	100%	100%	100%

(a)Steering product category includes front end/shocks and alignment product category sales.

Change in Number of Company-Operated Retail Stores	Three Months Ended		Six Months Ended
	September 23, 2023	September 24, 2022	September 23, 2023	September 24, 2022
Beginning store count	1,299	1,303	1,299	1,304
Opened	—	—	—	3
Closed	(1)	(6)	(1)	(10)
Ending store count	1,298	1,297	1,298	1,297

Cost of Sales and Gross Profit

Gross Profit	Three Months Ended		Six Months Ended
(thousands)	September 23, 2023	September 24, 2022	September 23, 2023	September 24, 2022
Gross profit	$114,973	$116,735	$229,368	$238,924
Percentage of sales	35.7%	35.4%	35.3%	35.2%
Dollar change compared to prior year	$(1,762)		$(9,556)
Percentage change compared to prior year	(1.5)%		(4.0)%

Gross profit, as a percentage of sales, increased 30 basis points for the three months ended September 23, 2023, as compared to the prior year comparable period. Retail material costs, as a percentage of sales, decreased due primarily to opportunistic pricing actions that we implemented. Partially offsetting this cost decrease were higher technician labor costs, as a percentage of sales, due to the impact from wage inflation. Additionally, there was an increase in retail distribution and occupancy costs, as a percentage of sales, as we lost leverage on these largely fixed costs with lower overall comparable store sales. Gross profit, as a percentage of sales, increased 10 basis points for the six months ended September 23, 2023, as compared to the prior year comparable period. The increase in gross profit, as a percentage of sales, was primarily due to the impact from our wholesale operations which were sold to ATD during June 2022. Partially offsetting this increase in gross profit, as a percentage of sales, were increased retail material costs, as a percentage of sales, due to the inflationary impact on material costs. Additionally, technician labor costs, as a percentage of sales, increased due to the impact from

Monro, Inc. Q2 2024 Form 10-Q	16

MANAGEMENT’S DISCUSSION AND ANALYSIS

wage inflation and incremental investment in technician labor costs and there was an increase in retail distribution and occupancy costs, as a percentage of sales, as we lost leverage on these largely fixed costs with lower overall comparable store sales.

Gross Profit as a Percentage of Sales Change	Three Months Ended		Six Months Ended
	September 23, 2023		September 23, 2023
Gross profit change	30	bps	10	bps
Primary drivers of change in gross profit as a percentage of sales
Retail material costs	120	bps	(10)	bps
Technician labor costs	(30)	bps	(50)	bps
Retail distribution and occupancy costs	(60)	bps	(20)	bps
Impact from the sale of wholesale operations	-	bps	90	bps

OSG&A Expenses

OSG&A Expenses	Three Months Ended		Six Months Ended
(thousands)	September 23, 2023	September 24, 2022	September 23, 2023	September 24, 2022
OSG&A Expenses	$92,618	$93,262	$189,664	$189,197
Percentage of sales	28.8%	28.3%	29.2%	27.8%
Dollar change compared to prior year	$(644)		$467
Percentage change compared to prior year	(0.7)%		0.2%

The decrease of $0.6 million in OSG&A expenses for the three months ended September 23, 2023 from the comparable prior year period is partially due to a decrease in executive management restructuring costs incurred during the comparable prior year period upon completion of the sale of our wholesale tire and tire distribution assets, as well as lower expenses from one retail store and our wholesale tire locations sold. Partially offsetting these decreases were an increase in costs related to shareholder matters from our equity capital structure recapitalization, transition costs related to back-office optimization, corporate headquarters relocation costs, as well as an increase in expenses from new and comparable stores. Additionally, there was an increase in OSG&A expenses from the comparable period due to the gain on the sale to ATD of our wholesale tire locations and distribution assets, net of closing costs and costs associated with the closing of a related warehouse during the comparable prior year. The following table shows the impact of these costs on the change in OSG&A expenses for each of the three months and six months ended September 23, 2023, as compared to the same periods ended September 24, 2022.

OSG&A Expenses Change	Three Months Ended	Six Months Ended
(thousands)	September 23, 2023	September 23, 2023
OSG&A expenses change	$(644)	$467
Drivers of change in OSG&A expenses
Decrease in management restructuring costs	$(1,338)	$(1,338)
Decrease from closed stores	$(726)	$(2,181)
Increase from net gain on sale of wholesale tire locations and distribution assets, net	$788	$1,968
Increase from new stores	$312	$647
Increase from costs related to shareholder matters	$122	$958
Increase from transition costs related to back-office optimization	$97	$641
Increase from corporate headquarters relocation costs	$60	$60
Increase (decrease) from comparable stores	$41	$(288)

Other Performance Factors

Net Interest Expense

Net interest expense of $4.8 million for the three months ended September 23, 2023 decreased $0.9 million as compared to the prior year period, and decreased as a percentage of sales from 1.7 percent to 1.5 percent. Weighted average debt outstanding for the three months ended September 23, 2023 decreased by approximately $122 million as compared to the three months ended September 24, 2022. This decrease is primarily related to a decrease in debt outstanding under the Credit Facility. The weighted average interest rate increased approximately 80 basis points from the prior year comparable quarter due primarily to an increase in the Credit Facility’s floating borrowing rates.

Net interest expense of $10.0 million for the six months ended September 23, 2023 decreased $1.4 million as compared to the prior year period, and decreased as a percentage of sales from 1.7 percent to 1.5 percent. Weighted average debt outstanding for the six months ended September 23, 2023 decreased by approximately $130 million and the weighted average interest rate increased approximately 90 basis points as compared to the same period of the prior year.

Monro, Inc. Q2 2024 Form 10-Q	17

MANAGEMENT’S DISCUSSION AND ANALYSIS

Provision for Income Taxes

Our effective income tax rate for the three months and six months ended September 23, 2023 was 26.8 percent and 27.1 percent, respectively, compared with 26.6 percent and 33.6 percent in the comparable prior-year periods. Our effective income tax rate for the three months and six months ended September 23, 2023 was higher by 1.0 percent and 1.1 percent, respectively, and was higher by 0.5 percent and 0.7 percent for the three months and six months ended September 24, 2022, respectively, due to the discrete tax impact related to share-based awards. Our effective income tax rate for the six months ended September 24, 2022 was higher by 6.9 percent because of discrete tax impacts from the divestiture of assets relating to our wholesale tire operations and internal tire distribution operations as well as the revaluation of deferred tax balances due to changes in the mix of pre-tax income in various U.S. state jurisdictions because of the divestiture.

Non-GAAP Financial Measures

In addition to reporting net income and diluted EPS, which are GAAP measures, this Form 10-Q includes adjusted net income and adjusted diluted EPS, which are non-GAAP financial measures. We have included reconciliations to adjusted net income and adjusted diluted EPS from our most directly comparable GAAP measures, net income and diluted EPS, below. Management views these non-GAAP financial measures as indicators to better assess comparability between periods because management believes these non-GAAP financial measures reflect our core business operations while excluding certain non-recurring items, such as costs related to shareholder matters from our equity capital structure recapitalization, transition costs related to back-office optimization, corporate headquarters relocation costs, and items related to store closings, as well as acquisition initiatives.

These non-GAAP financial measures are not intended to represent, and should not be considered more meaningful than, or as an alternative to, their most directly comparable GAAP measures. These non-GAAP financial measures may be different from similarly titled non-GAAP financial measures used by other companies.

Adjusted net income is summarized as follows:

Reconciliation of Adjusted Net Income	Three Months Ended		Six Months Ended
(thousands)	September 23, 2023	September 24, 2022	September 23, 2023	September 24, 2022
Net income	$12,872	$13,121	$21,701	$25,605
Net gain on sale of wholesale tire and distribution assets (a)	—	(788)	—	(1,968)
Store closing costs	(43)	230	4	226
Monro.Forward initiative costs	—	19	—	42
Acquisition due diligence and integration costs	—	1	5	(9)
Management restructuring/transition costs (b)	—	1,338	—	1,338
Costs related to shareholder matters	439	317	1,275	317
Transition costs related to back-office optimization	97	—	641	—
Corporate headquarters relocation costs	60	—	60	—
Provision for income taxes on pre-tax adjustments	(143)	(280)	(502)	13
Certain discrete tax items (c)	—	—	—	2,644
Adjusted net income	$13,282	$13,958	$23,184	$28,208

(a)Amount includes gain on sale of a related warehouse, net of associated closing costs.

(b)Costs incurred in connection with restructuring and elimination of certain executive management positions upon completion of our sale of wholesale tire locations and distribution assets.

(c)Certain discrete tax items related to the sale of our wholesale tire locations and distribution assets as well as the revaluation of deferred tax balances due to changes in the mix of pre-tax income in various U.S. state jurisdictions because of the sale.

In the Reconciliation of Adjusted Net Income, we determined the Provision for income taxes on pre-tax adjustments by calculating our estimated annual effective income tax rate on pre-tax income before giving effect to any discrete tax items and applying it to the pre-tax adjustments.

Monro, Inc. Q2 2024 Form 10-Q	18

MANAGEMENT’S DISCUSSION AND ANALYSIS

Adjusted diluted EPS is summarized as follows:

Reconciliation of Adjusted Diluted EPS	Three Months Ended		Six Months Ended
	September 23, 2023	September 24, 2022	September 23, 2023	September 24, 2022
Diluted EPS	$0.40	$0.40	$0.68	$0.77
Net gain on sale of wholesale tire and distribution assets	—	(0.02)	—	(0.05)
Store closing costs (a)	(0.00)	0.01	0.00	0.01
Monro.Forward initiative costs (a)	—	0.00	—	0.00
Acquisition due diligence and integration costs (a)	—	0.00	0.00	(0.00)
Management restructuring/transition costs	—	0.03	—	0.03
Costs related to shareholder matters	0.01	0.01	0.03	0.01
Transition costs related to back-office optimization (a)	0.00	—	0.01	—
Corporate headquarters relocation costs (a)	0.00	—	0.00	—
Certain discrete tax items	—	—	—	0.08
Adjusted diluted EPS	$0.41	$0.43	$0.72	$0.85

(a) Amounts, in the periods presented, may be too minor in amount, net of the impact from income taxes, to have an impact on the calculation of adjusted diluted EPS.

The certain discrete tax items for the six months ended September 24, 2022 are tax affected. The other adjustments to diluted EPS reflect estimated annual effective income tax rates of 25.8 percent and 25.1 percent for the three months ended September 23, 2023 and September 24, 2022, respectively, and 25.3 percent and 25.0 percent for the six months ended September 23, 2023 and September 24, 2022, respectively. These estimated annual effective income tax rates exclude the income tax impacts from share-based compensation and for the six months ended September 24, 2022 exclude certain discrete tax items. See adjustments from the Reconciliation of Adjusted Net Income table above for pre-tax amounts.

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

Future Cash Requirements

We currently expect our capital expenditures to support our projects, including upgrading our facilities and systems, to be $35 million to $45 million in the aggregate in fiscal 2024. Additionally, we have contractual finance lease and operating lease commitments with landlords through October 2040 for $503.1 million in lease payments, of which $97.0 million is due within one year. For details regarding these lease commitments, see Note 9 to our consolidated financial statements.

As of September 23, 2023, we had $55.0 million outstanding under the Credit Facility, none of which is due in the succeeding 12 months. For details regarding our indebtedness that is due, see Note 8 to our consolidated financial statements.

Dividends

We paid cash dividends of $0.28 per share totaling $8.9 million and $9.1 million for the three months ended September 23, 2023 and September 24, 2022, respectively, and $0.56 per share totaling $17.9 million and $18.6 million for the six months ended September 23, 2023 and September 24, 2022, respectively. We have paid dividends quarterly since fiscal 2006 and it is our intent to continue to do so in the future.

Monro, Inc. Q2 2024 Form 10-Q	19

MANAGEMENT’S DISCUSSION AND ANALYSIS

Share Repurchases

We did not repurchase any shares during the six months ended September 23, 2023. For details regarding our share repurchase program, see Note 11 to our consolidated financial statements.

Working Capital Management

As of September 23, 2023, we had a working capital deficit of $224.5 million, an increase of $33.8 million from a deficit of $190.7 million as of March 25, 2023. The increase was primarily driven by an increase in accounts payable as a result of certain suppliers that participate in our supply chain finance program. We have agreed to contractual payment terms and conditions with our suppliers. As part of our working capital management, we facilitate a voluntary supply chain finance program to provide our suppliers with the opportunity to sell receivables due from Monro to a participating financial institution. For details regarding our supply chain finance program, see Note 10 to our consolidated financial statements.

Sources and Conditions of Liquidity

Our sources to fund our material cash requirements are predominantly cash from operations, availability under our Credit Facility, and cash and equivalents on hand.

As of September 23, 2023, we had $9.1 million of cash and equivalents. In addition, we had $514.9 million available under the Credit Facility as of September 23, 2023.

We believe that our current sources of funds will provide us with adequate liquidity during the 12-month period following September 23, 2023, as well as in the long-term.

Summary of Cash Flows

The following table presents a summary of our cash flows from operating, investing, and financing activities.

Summary of Cash Flows	Six Months Ended
(thousands)	September 23, 2023	September 24, 2022
Cash provided by operating activities	$98,307	$120,289
Cash (used for) provided by investing activities	(6,667)	37,917
Cash used for financing activities	(87,471)	(156,360)
Increase in cash and equivalents	4,169	1,846
Cash and equivalents at beginning of period	4,884	7,948
Cash and equivalents at end of period	$9,053	$9,794

Cash provided by operating activities

For the six months ended September 23, 2023, cash provided by operating activities was $98.3 million, which consisted of net income of $21.7 million, adjusted by non-cash charges of $42.8 million and by a change in operating assets and liabilities of $33.9 million. The non-cash charges were largely driven by $36.5 million of depreciation and amortization as well as $5.7 million in deferred income tax expense. The change in operating assets and liabilities was primarily due to our supply chain finance program being a source of cash as we improved our cash flow by $28.6 million. Additionally, the change in operating assets and liabilities was also partially due to accounts payable and accrued liabilities, net of vendor rebate receivables, being a source of cash of $6.9 million driven by timing of payments.

For the six months ended September 24, 2022, cash provided by operating activities was $120.3 million, which consisted of net income of $25.6 million, adjusted by non-cash charges of $38.3 million and by a change in operating assets and liabilities of $56.4 million. The non-cash charges were largely driven by $39.4 million of depreciation and amortization. The change in operating assets and liabilities was primarily due to accounts payable and accrued liabilities, net of vendor rebate receivables, being a source of cash of $16.6 million driven by timing of payments as well as our supply chain finance program being a source of cash as we improved our cash flow by $48.2 million. These sources of cash were partially offset by our inventory balance being a use of cash of $6.1 million due to increased inventory purchases.

Monro, Inc. Q2 2024 Form 10-Q	20

MANAGEMENT’S DISCUSSION AND ANALYSIS

Cash used for / provided by investing activities

For the six months ended September 23, 2023, cash used for investing activities was $6.7 million. This was primarily due to cash used for capital expenditures, including property and equipment, of $15.7 million, partially offset by cash provided by the earnout payment from the sale of our wholesale tire locations and distribution assets and the disposal of property and equipment of $7.3 million and $1.7 million, respectively.

For the six months ended September 24, 2022, cash provided by investing activities was $37.9 million. This was primarily due to cash from the sale of our wholesale tire locations and tire distribution assets for $56.6 million, partially offset by cash used for capital expenditures, including property and equipment, of $19.6 million.

Cash used for financing activities

For the six months ended September 23, 2023, cash used for financing activities was $87.5 million which was primarily due to payment on our Credit Facility, net of amounts borrowed during the period, of $50.0 million, as well as payment of finance lease principal and dividends of $19.6 million and $17.9 million, respectively.

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

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 1 to our consolidated financial statements for a discussion of the impact of recently issued accounting standards on our consolidated financial statements as of September 23, 2023 and the expected impact on the consolidated financial statements for future periods.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they address future events, developments, and results and do not relate strictly to historical facts. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements include, without limitation, statements preceded by, followed by, or including words such as “anticipate,” “believe,” “could,” “design,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “strategy,” “will,” “would” and variations thereof and similar expressions. Forward-looking statements are subject to risks, uncertainties, and other important factors that could cause actual results to differ materially from those expressed. For example, our forward-looking statements include, without limitation, statements regarding:

●	the impact of competitive services and pricing;
●	the effect of economic conditions and geopolitical uncertainty, seasonality, and the impact of weather conditions and natural disasters on customer demand;
●	advances in automotive technologies including adoption of electronic vehicle technology;
●	our dependence on third-party vendors for certain inventory;

Monro, Inc. Q2 2024 Form 10-Q	21

MANAGEMENT’S DISCUSSION AND ANALYSIS

●	the risks associated with vendor relationships and international trade, particularly imported goods such as those sourced from China;
●	the impact of changes in U.S. trade relations and the ongoing trade dispute between the United States and China, and other potential impediments to imports;
●	our ability to service our debt obligations, including our expected annual interest expense;
●	our cash needs, including our ability to fund our future capital expenditures and working capital requirements;
●	our anticipated sales, comparable store sales, gross profit margin, costs of goods sold (including product mix), OSG&A expenses and other fixed costs, and our ability to leverage those costs;
●	management’s estimates and expectations as they relate to income tax liabilities, deferred income taxes, and uncertain tax positions;
●	management’s estimates associated with our critical accounting policies, including business combinations, insurance liabilities, and valuations for our long-lived assets impairment analyses;
●	the impact of industry regulation, including changes in environmental, consumer protection, and labor laws;
●	potential outcomes related to pending or future litigation matters;
●	business interruptions;
●	risks relating to disruption or unauthorized access to our computer systems;
●	our failure to protect customer and employee personal data;
●	risks relating to acquisitions and the integration of acquired businesses with ours;
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

Monro, Inc. Q2 2024 Form 10-Q	22

DISCLOSURES ABOUT MARKET RISK & CONTROLS AND PROCEDURES

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from potential changes in interest rates. As of September 23, 2023, excluding finance leases and financing obligations, we had no debt financing at fixed interest rates, for which the fair value would be affected by changes in market interest rates. Our cash flow exposure on floating rate debt would result in annual interest expense fluctuations of approximately $0.6 million based upon our debt position at September 23, 2023 and approximately $1.1 million based upon our debt position at March 25, 2023, given a change in SOFR of 100 basis points.

Debt financing had a carrying amount that approximates a fair value of $55.0 million as of September 23, 2023, as compared to a carrying amount and a fair value of $105.0 million as of March 25, 2023.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 23, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Monro, Inc. Q2 2024 Form 10-Q	23

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

Monro, Inc. Q2 2024 Form 10-Q	24

EXHIBITS

Item 6. Exhibits

Exhibit Index
3.1 – Certificate of Amendment of the Restated Certificate of Incorporation of Monro, Inc., effective as of August 17, 2023 (August 2023 Form 8-K, Exhibit 3.1)
3.2 – Certificate of Amendment of the Restated Certificate of Incorporation of Monro, Inc., effective as of August 17, 2023 (August 2023 Form 8-K, Exhibit No. 3.2)
3.3 – Certificate of Amendment of the Restated Certificate of Incorporation of Monro, Inc., effective as of August 17, 2023 (August 2023 Form 8-K, Exhibit No. 3.3)
10.72a – Amendment to Employment Agreement, by and between the Company and Matt Henson, dated July 7, 2023 (July 2023 Form 8-K, Exhibit No. 10.72a)*
31.1 – Certification of Michael T. Broderick pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
31.2 – Certification of Brian J. D’Ambrosia pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
32.1 – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002
101.INS - XBRL Instance Document
101.LAB - XBRL Taxonomy Extension Label Linkbase
101.PRE - XBRL Taxonomy Extension Presentation Linkbase
101.SCH - XBRL Taxonomy Extension Schema Linkbase
101.DEF - XBRL Taxonomy Extension Definition Linkbase
101.CAL - XBRL Taxonomy Extension Calculation Linkbase
104 - Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Management contract or compensatory plan or arrangement.

Monro, Inc. Q2 2024 Form 10-Q	25

SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONRO, INC.

DATE: October 25, 2023	By:	/s/ Michael T. Broderick
Michael T. Broderick
President and Chief Executive Officer (Principal Executive Officer)

DATE: October 25, 2023	By:	/s/ Brian J. D’Ambrosia
Brian J. D’Ambrosia
Executive Vice President – Finance, Chief Financial Officer and
Treasurer (Principal Financial Officer and Principal Accounting Officer)

Monro, Inc. Q2 2024 Form 10-Q	26