Form 10-Q
period 2023-12-23
MONRO, INC.
filed 2024-01-24
CIK 876427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________________________________

FORM 10-Q

____________________________________________________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 23, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐  Yes     ☒  No

As of January 19, 2024, 29,902,141 shares of the registrant's common stock, $0.01 par value per share, were outstanding.

Monro, Inc. Q3 2024 Form 10-Q	2

CONSOLIDATED FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

(thousands, except footnotes) (unaudited)	December 23, 2023	March 25, 2023
Assets
Current assets
Cash and equivalents	$23,846	$4,884
Accounts receivable	14,434	13,294
Federal and state income taxes receivable	808	—
Inventories	160,360	147,397
Other current assets	72,246	92,892
Total current assets	271,694	258,467
Property and equipment, net	284,563	304,989
Finance lease and financing obligation assets, net	189,774	217,174
Operating lease assets, net	205,244	211,101
Goodwill	736,435	736,457
Intangible assets, net	14,087	16,562
Assets held for sale	5,883	—
Other non-current assets	24,971	29,365
Long-term deferred income tax assets	446	2,762
Total assets	$1,733,097	$1,776,877
Liabilities and shareholders' equity
Current liabilities
Current portion of finance leases and financing obligations	$38,858	$39,982
Current portion of operating lease liabilities	38,953	37,520
Accounts payable	287,330	261,724
Federal and state income taxes payable	—	541
Accrued payroll, payroll taxes and other payroll benefits	19,805	15,951
Accrued insurance	53,601	47,741
Deferred revenue	15,427	15,422
Other current liabilities	32,658	30,296
Total current liabilities	486,632	449,177
Long-term debt	94,000	105,000
Long-term finance leases and financing obligations	259,794	295,281
Long-term operating lease liabilities	184,777	191,107
Other long-term liabilities	10,168	10,721
Long-term deferred income tax liabilities	37,799	30,460
Long-term income taxes payable	209	209
Total liabilities	1,073,379	1,081,955
Commitments and contingencies - Note 9
Shareholders' equity:
Class C Convertible Preferred stock	29	29
Common stock	400	400
Treasury stock	(250,115)	(205,648)
Additional paid-in capital	252,801	250,702
Accumulated other comprehensive loss	(3,834)	(4,115)
Retained earnings	660,437	653,554
Total shareholders' equity	659,718	694,922
Total liabilities and shareholders' equity	$1,733,097	$1,776,877

Class C Convertible Preferred stock Authorized 150,000 shares, $1.50 par value, one preferred stock share to 61.275 common stock shares and one preferred stock share to 23.389 common stock shares conversion value as of December 23, 2023 and March 25, 2023, respectively; 19,664 shares issued and outstanding

Common stock Authorized 65,000,000 shares, $0.01 par value; 40,006,829 shares issued as of December 23, 2023 and 39,966,401 shares issued as of March 25, 2023

Treasury stock 10,104,688 and 8,561,121 shares as of December 23, 2023 and March 25, 2023, respectively, at cost

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. Q3 2024 Form 10-Q	3

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Income and Comprehensive Income

	Three Months Ended		Nine Months Ended
(thousands, except per share data) (unaudited)	December 23, 2023	December 24, 2022	December 23, 2023	December 24, 2022
Sales	$317,653	$335,193	$966,712	$1,014,546
Cost of sales, including distribution and occupancy costs	204,976	221,742	624,666	662,171
Gross profit	112,677	113,451	342,046	352,375
Operating, selling, general and administrative expenses	91,294	89,605	280,959	278,802
Operating income	21,383	23,846	61,087	73,573
Interest expense, net of interest income	5,043	5,949	15,052	17,312
Other income, net	(62)	(98)	(153)	(275)
Income before income taxes	16,402	17,995	46,188	56,536
Provision for income taxes	4,232	4,961	12,317	17,897
Net income	$12,170	$13,034	$33,871	$38,639
Other comprehensive income (loss)
Changes in pension, net of tax	94	(98)	281	(296)
Other comprehensive income (loss)	94	(98)	281	(296)
Comprehensive income	$12,264	$12,936	$34,152	$38,343
Earnings per share
Basic	$0.38	$0.41	$1.06	$1.18
Diluted	$0.38	$0.41	$1.05	$1.17
Weighted average common shares outstanding
Basic	30,934	31,470	31,263	32,386
Diluted	32,188	31,985	32,142	32,890

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. Q3 2024 Form 10-Q	4

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Changes in Shareholders’ Equity

	Class C							Accumulated
	Convertible						Additional	Other
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Comprehensive	Retained	Total
(thousands) (unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at September 24, 2022	20	$29	39,957	$400	7,977	$(179,944)	$247,907	$(4,692)	$658,070	$721,770
Net income									13,034	13,034
Other comprehensive loss
Pension liability adjustment								(98)		(98)
Dividends declared
Preferred									(129)	(129)
Common									(8,791)	(8,791)
Dividend payable									(64)	(64)
Repurchase of stock					584	(25,704)				(25,704)
Stock options and restricted stock							10			10
Stock-based compensation							1,155			1,155
Balance at December 24, 2022	20	$29	39,957	$400	8,561	$(205,648)	$249,072	$(4,790)	$662,120	$701,183

Balance at September 23, 2023	20	$29	40,006	$400	8,561	$(205,648)	$252,212	$(3,928)	$657,078	$700,143
Net income									12,170	12,170
Other comprehensive income
Pension liability adjustment								94		94
Dividends declared
Preferred									(337)	(337)
Common									(8,392)	(8,392)
Dividend payable									(82)	(82)
Repurchase of stock (a)					1,544	(44,467)				(44,467)
Stock options and restricted stock			1							—
Stock-based compensation							589			589
Balance at December 23, 2023	20	$29	40,007	$400	10,105	$(250,115)	$252,801	$(3,834)	$660,437	$659,718

Balance at March 26, 2022	20	$29	39,907	$399	6,360	$(108,729)	$244,577	$(4,494)	$651,124	$782,906
Net income									38,639	38,639
Other comprehensive loss
Pension liability adjustment								(296)		(296)
Dividends declared
Preferred									(386)	(386)
Common									(27,096)	(27,096)
Dividend payable									(161)	(161)
Repurchase of stock					2,201	(96,919)				(96,919)
Stock options and restricted stock			50	1			296			297
Stock-based compensation							4,199			4,199
Balance at December 24, 2022	20	$29	39,957	$400	8,561	$(205,648)	$249,072	$(4,790)	$662,120	$701,183

Balance at March 25, 2023	20	$29	39,966	$400	8,561	$(205,648)	$250,702	$(4,115)	$653,554	$694,922
Net income									33,871	33,871
Other comprehensive income
Pension liability adjustment								281		281
Dividends declared
Preferred									(804)	(804)
Common									(25,992)	(25,992)
Dividend payable									(192)	(192)
Repurchase of stock (a)					1,544	(44,467)				(44,467)
Stock options and restricted stock			41				(414)			(414)
Stock-based compensation							2,513			2,513
Balance at December 23, 2023	20	$29	40,007	$400	10,105	$(250,115)	$252,801	$(3,834)	$660,437	$659,718

(a) Inclusive of excise tax of $0.4 million for the three months and nine months ended December 23, 2023. The excise tax is assessed at one percent of the fair value of net stock repurchases after December 31, 2022.

We declared $0.28 dividends per common share or equivalent for the three months ended December 23, 2023 and the three months ended December 24, 2022, and $0.84 per common share or equivalent for the nine months ended December 23, 2023 and the nine months ended December 24, 2022.

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. Q3 2024 Form 10-Q	5

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows

	Nine Months Ended
(thousands) (unaudited)	December 23, 2023	December 24, 2022
Operating activities
Net income	$33,871	$38,639
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	54,437	58,201
Share-based compensation expense	2,513	4,199
Gain on disposal of assets	(1,579)	(2,748)
Gain on divestiture	—	(2,394)
Deferred income tax expense	9,557	3,306
Change in operating assets and liabilities (excluding acquisitions and divestitures)
Accounts receivable	(1,140)	(2,360)
Inventories	(12,709)	(12,319)
Other current assets	6,388	(18,156)
Other non-current assets	30,837	27,732
Accounts payable	25,606	96,366
Accrued expenses	12,984	5,323
Federal and state income taxes payable	(1,349)	2,269
Other long-term liabilities	(28,953)	(26,979)
Long-term income taxes payable	—	112
Cash provided by operating activities	130,463	171,191
Investing activities
Capital expenditures	(18,892)	(28,535)
Acquisitions, net of cash acquired	—	(954)
Proceeds from divestiture	—	56,586
Deferred proceeds received from divestiture	15,839	4,294
Proceeds from the disposal of assets	2,793	4,416
Other	(25)	(256)
Cash (used for) provided by investing activities	(285)	35,551
Financing activities
Proceeds from borrowings	99,103	139,176
Principal payments on long-term debt, finance leases and financing obligations	(139,496)	(215,439)
Repurchase of stock	(44,044)	(96,919)
Exercise of stock options	17	—
Dividends paid	(26,796)	(27,482)
Deferred financing costs	—	(1,027)
Cash used for financing activities	(111,216)	(201,691)
Increase in cash and equivalents	18,962	5,051
Cash and equivalents at beginning of period	4,884	7,948
Cash and equivalents at end of period	$23,846	$12,999
Supplemental information
Leased assets reduced in exchange for reduced finance lease liabilities	$(4,539)	$(10,436)
Leased assets obtained in exchange for new operating lease liabilities	$21,577	$25,963

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. Q3 2024 Form 10-Q	6

Monro, Inc. Q3 2024 Form 10-Q	7

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

Note 1 – Description of Business and Basis of Presentation

Description of business

Monro, Inc. and its direct and indirect subsidiaries (together, “Monro”, the “Company”, “we”, “us”, or “our”), are engaged principally in providing automotive undercar repair and tire replacement sales and tire related services in the United States. Monro had 1,296 Company-operated retail stores located in 32 states and 51 franchised locations as of December 23, 2023.

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

In November 2023, the FASB issued new accounting guidance which requires expanding disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. This guidance is effective for fiscal years beginning after December 15, 2023, and for interim periods within those years beginning after December 15, 2024. Early application permitted. We are currently evaluating the impact of adopting this guidance.

Monro, Inc. Q3 2024 Form 10-Q	8

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

In December 2023, the FASB issued new accounting guidance which requires income tax disclosure updates, primarily by requiring specific categories and greater disaggregation within the rate reconciliation and disaggregation of income taxes paid by jurisdiction. This guidance is effective for fiscal years periods beginning after December 15, 2024. Early application permitted. We are currently evaluating the impact of adopting this guidance.

Other recent authoritative guidance issued by the FASB (including technical corrections to the Accounting Standards Codification (“ASC”)) and the SEC did not or are not expected to have a material effect on our consolidated financial statements.

Supplemental information

Property and equipment, net: Property and equipment balances are shown on the Consolidated Balance Sheets net of accumulated depreciation of $440.6 million and $426.7 million as of December 23, 2023 and March 25, 2023, respectively.

Assets held for sale

We classify long-lived assets to be sold as held for sale in the period in which all of the required criteria are met. We initially measure a long-lived asset that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held-for-sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset until the date of sale. Upon determining that a long-lived asset meets the criteria to be classified as held for sale, we cease depreciation and report long-lived assets, if material, as Assets held for sale in our Consolidated Balance Sheets.

On June 1, 2023, we announced the planned sale of our corporate headquarters at 200 Holleder Parkway in Rochester, New York and our plan to relocate our corporate headquarters to another location in the greater Rochester area. We determined that the related assets met the criteria to be classified as held for sale as of December 23, 2023.

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

We refined the valuation data and estimates primarily related to inventory, warranty reserves, intangible assets, real property leases, and certain liabilities for the 2023 acquisitions and completed the valuations prior to the first anniversary date of the acquisitions. Any adjustments were made to the fair values of identifiable assets acquired and liabilities assumed. Such amounts are immaterial to our consolidated financial statements.

Divestiture

On June 17, 2022, we completed the divestiture of assets relating to our wholesale tire operations (seven locations) and internal tire distribution operations to American Tire Distributors, Inc. (“ATD”). We received $62 million from ATD at the closing of the transaction, of which $5 million was held in escrow and subsequently paid in December 2023. The remaining $40 million (“Earnout”) of the total consideration of $102 million will be paid quarterly over approximately two years based on our tire purchases from or through ATD pursuant to a distribution and fulfillment agreement with ATD. We received $11.1 million of the Earnout during the first nine months of fiscal 2024, $8.7 million of the Earnout during fiscal 2023 and $20.2 million of the Earnout is outstanding as of December 23, 2023. Under a distribution agreement between us and ATD, ATD agreed to supply and sell tires to retail locations we own. After ATD satisfies the Earnout payments, our company-owned retail stores will be required to purchase at least 90 percent of their forecasted requirements for certain passenger car tires, light truck replacement tires, and medium truck tires from or through ATD. Any tires that ATD is unable to supply or fulfill from those categories will be excluded from the calculation of our requirements for tires. The initial term of the distribution agreement is five years after the completion of the Earnout Period, with automatic 12-month renewal periods thereafter. The divestiture enables us to focus our resources on our core retail business operations. The divestiture did not meet the criteria to be reported as discontinued operations in our consolidated financial statements as our decision to divest this business did not represent a strategic shift that would have a major effect on our operations and financial results.

Monro, Inc. Q3 2024 Form 10-Q	9

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

In connection with this transaction, we recognized a pre-tax gain of $2.4 million within OSG&A expenses, as finalized in June 2022. We also expensed $0.4 million of closing costs and costs associated with the closing of a related warehouse within OSG&A expenses, as finalized in September 2022. We finalized the impact of these associated closing costs and the subsequent gain on the sale of related warehouses of $2.3 million during the remainder of fiscal 2023, in addition to a subsequent final inventory adjustment of $0.3 million of expense in November 2023. Additionally, in August 2022 we incurred $1.3 million in costs in connection with restructuring and elimination of certain executive management positions upon completion of the divestiture.

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

Earnings per Common Share	Three Months Ended		Nine Months Ended
(thousands, except per share data)	December 23, 2023	December 24, 2022	December 23, 2023	December 24, 2022
Numerator for earnings per common share calculation:
Net income	$12,170	$13,034	$33,871	$38,639
Less: Preferred stock dividends	(337)	(129)	(804)	(386)
Income available to common shareholders	$11,833	$12,905	$33,067	$38,253
Denominator for earnings per common share calculation:
Weighted average common shares - basic	30,934	31,470	31,263	32,386
Effect of dilutive securities:
Preferred stock	1,205	460	815	460
Restricted stock	49	55	64	44
Weighted average common shares - diluted	32,188	31,985	32,142	32,890

Basic earnings per common share	$0.38	$0.41	$1.06	$1.18
Diluted earnings per common share	$0.38	$0.41	$1.05	$1.17

Weighted average common share equivalents that have an anti-dilutive impact are excluded from the computation of diluted earnings per share.

Note 4 – Income Taxes

For the three months and nine months ended December 23, 2023, our effective income tax rate was 25.8 percent and 26.7 percent, respectively, compared to 27.6 percent and 31.7 percent for the three months and nine months ended December 24, 2022, respectively. The difference from the statutory rate is due to state taxes and the discrete tax impact related to share-based awards. Our effective income tax rate for the three months and nine months ended December 23, 2023 was higher by 0.3 percent and 0.8 percent, respectively, and was higher by 0.9 percent and 0.7 percent for the three months and nine months ended December 24, 2022, respectively, due to the discrete tax impact related to share-based awards. Our effective income tax rate for the nine months ended December 24, 2022 was higher by 4.7 percent because of discrete tax impacts from the divestiture of assets relating to our wholesale tire operations and internal tire distribution operations as well as the revaluation of deferred tax balances due to changes in the mix of pre-tax income in various U.S. state jurisdictions because of the divestiture.

Note 5 – Fair Value

Long-term debt had a carrying amount that approximates a fair value of $94.0 million as of December 23, 2023, as compared to a carrying amount and a fair value of $105.0 million as of March 25, 2023. The carrying value of our debt approximated its fair value due to the variable interest nature of the debt.

Note 6 – Cash Dividend

We paid dividends of $26.8 million during the nine months ended December 23, 2023. The declaration of future dividends will be at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, compliance with charter and contractual restrictions, and such other factors as the Board of Directors deems relevant. Under our Credit Facility, there are no restrictions on our ability to declare dividends as long as we are in compliance with the covenants in the Credit

Monro, Inc. Q3 2024 Form 10-Q	10

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

Facility. For additional information regarding our Credit Facility, see Note 8.

Note 7 – Revenues

Automotive undercar repair, tire replacement sales and tire related services represent the vast majority of our revenues. We also earn revenue from the sale of tire road hazard warranty agreements as well as commissions earned from the delivery of tires on behalf of certain tire vendors and franchise royalties.

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

Revenues	Three Months Ended		Nine Months Ended
(thousands)	December 23, 2023	December 24, 2022	December 23, 2023	December 24, 2022
Tires (a)	$161,116	$176,532	$467,069	$507,501
Maintenance	84,179	86,217	267,325	267,131
Brakes	39,824	41,396	133,663	137,613
Steering	24,490	25,379	78,851	82,973
Exhaust	5,031	5,006	15,386	17,202
Franchise royalties	3,013	663	4,418	2,126
Total	$317,653	$335,193	$966,712	$1,014,546

(a) Includes the sale of tire road hazard warranty agreements and tire delivery commissions.

Revenue from the sale of tire road hazard warranty agreements is initially deferred and is recognized over the contract period as costs are expected to be incurred in performing such services, typically 21 to 36 months. The deferred revenue balances at December 23, 2023 and March 25, 2023 were $22.1 million and $22.4 million, respectively, of which $15.4 million and $15.4 million, respectively, are reported in Deferred revenue and $6.7 million and $7.0 million, respectively, are reported in Other long-term liabilities in our Consolidated Balance Sheets.

Changes in Deferred Revenue
(thousands)
Balance at March 25, 2023	$22,354
Deferral of revenue	16,480
Recognition of revenue	(16,722)
Balance at December 23, 2023	$22,112

As of December 23, 2023, we expect to recognize $5.1 million of deferred revenue related to road hazard warranty agreements in the remainder of fiscal 2024, $12.4 million of deferred revenue during our fiscal year ending March 29, 2025, and $4.6 million of deferred revenue thereafter.

Under various arrangements, we receive from certain tire vendors a delivery commission and reimbursement for the cost of the tire that we may deliver to customers on behalf of the tire vendor. The commission we earn from these transactions is as an agent and the net amount retained is recorded as sales.

Note 8 – Long-term Debt

Credit Facility

In April 2019, we entered into a five-year $600 million revolving credit facility agreement with eight banks (the “Credit Facility”) that includes an accordion feature permitting us to request an increase in availability of up to an additional $250 million. See Note 6 of our Form 10-K for the fiscal year ended March 25, 2023 for additional information.

On November 10, 2022, we entered into a Third Amendment to the Credit Facility (the “Third Amendment”). The Third Amendment, among other things, extended the term of the Credit Facility to November 10, 2027 and amended certain of the financial terms in the Credit Agreement, as amended by the Second Amendment.

Monro, Inc. Q3 2024 Form 10-Q	11

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

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

Within the Credit Facility, we have a sub-facility of $80 million available for the purpose of issuing standby letters of credit. The sub-facility requires fees aggregating 87.5 to 212.5 basis points annually of the face amount of each standby letter of credit, payable quarterly in arrears. There was a $30.1 million outstanding letter of credit at December 23, 2023.

We are required to maintain an interest coverage ratio, as defined in the Credit Facility, of at least 1.55 to 1. In addition, our ratio of adjusted debt to EBITDAR, as defined in the Credit Facility, cannot exceed 4.75 to 1, subject to certain exceptions under the Credit Facility.

We were in compliance with all debt covenants at December 23, 2023.

There was $94.0 million outstanding and $475.9 million available under the Credit Facility at December 23, 2023.

Note 9 – Commitments and Contingencies

Commitments

Commitments Due by Period		Within	2 to	4 to	After
(thousands)	Total	1 Year	3 Years	5 Years	5 Years
Principal payments on long-term debt	$94,000			$94,000
Finance lease commitments/financing obligations (a)	365,192	$51,045	$94,171	79,883	$140,093
Operating lease commitments (a)	259,079	46,356	82,249	59,096	71,378
Total	$718,271	$97,401	$176,420	$232,979	$211,471

(a)Finance and operating lease commitments represent future undiscounted lease payments and include $78.6 million and $51.4 million, respectively, related to options to extend lease terms that are reasonably certain of being exercised.

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

Our outstanding supplier obligations eligible for advance payment under the program totaled $168.4 million, $167.3 million, and $133.9 million as of December 23, 2023, March 25, 2023, and December 24, 2022, respectively, and are included within Accounts Payable on our Consolidated Balance Sheets. Our outstanding supplier obligations do not represent actual receivables sold by our suppliers to the financial institutions, which may be lower.

Monro, Inc. Q3 2024 Form 10-Q	12

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

Note 11 – Share Repurchase

We periodically repurchase shares of our common stock under a board-authorized repurchase program through open market transactions. The share repurchase activity below does not include excise tax of $0.4 million during the three and nine months ended December 23, 2023. The excise tax is assessed at one percent of the fair market value of net stock repurchases after December 31, 2022.

Share Repurchase Activity	Three Months Ended		Nine Months Ended
(thousands, except per share data)	December 23, 2023	December 24, 2022	December 23, 2023	December 24, 2022
Number of shares purchased	1,543.6	583.8	1,543.6	2,201.3
Average price paid per share	$28.50	$44.00	$28.50	$44.00
Total repurchased	$43,997	$25,687	$43,997	$96,853

Note 12 – Equity Capital Structure Reclassification

On May 12, 2023, we entered into a reclassification agreement (the “Reclassification Agreement”) with the holders (the “Class C Holders”) of our Class C Convertible Preferred Stock (the “Class C Preferred Stock”) to reclassify our equity capital structure to eliminate the Class C Preferred Stock.

Under the Reclassification Agreement, after receiving shareholder approval on August 15, 2023, we filed amendments to our certificate of incorporation (the “Certificate of Incorporation”) to create a mandatory conversion of any outstanding shares of Class C Preferred Stock prior to an agreed sunset date of the earliest of (i) August 15, 2026; (ii) the first business day immediately prior to the record date established for the determination of the shareholders of the Company entitled to vote at the Company’s 2026 annual meeting of shareholders; and (iii) the date on which the Class C Holders, in the aggregate, cease to beneficially own at least 50% of all shares of the Class C Preferred Stock issued and outstanding as of May 12, 2023. In exchange for this sunset of the Class C Preferred Stock, the conversion rate of Class C Preferred Stock was adjusted so that each share of Class C Preferred Stock will convert into 61.275 shares of common stock (the “adjusted conversion rate”), an increase from the prior conversion rate of 23.389 shares of common stock for each share of Class C Preferred Stock under the Certificate of Incorporation. At the end of the sunset period, all shares of Class C Preferred Stock remaining outstanding will be automatically converted into shares of common stock at the adjusted conversion rate. In addition, the liquidation preference for the Class C Preferred Stock was amended to provide that, upon a liquidation event, each holder of Class C Preferred Stock would be entitled to receive, for each share of Class C Preferred Stock held by the holder upon a liquidation, dissolution, or winding up of the affairs of the Company, an amount equal to the greater of $1.50 per share and the amount the holder would have received had each share of Class C Preferred Stock been converted to shares of common stock immediately prior to the liquidation, dissolution, or winding up. There was no Class C Preferred Stock converted during the three months ended December 23, 2023. The Reclassification Agreement also provides that, during the sunset period, the Class C Holders will have the right to appoint one member of the Board of Directors. This designee is expected to be Peter J. Solomon, who is one of the Company’s current directors and one of the Class C Holders.

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

Monro, Inc. Q3 2024 Form 10-Q	13

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

There were no recent developments during the quarter ended December 23, 2023 that materially affected, or are reasonably likely to materially affect, our financial reporting.

Economic Conditions

The United States economy experienced higher inflation during fiscal 2023 and fiscal 2024 and there are market expectations that inflation may remain at elevated levels for a sustained period. In addition, labor availability has continued to be constrained and market labor costs have continued to increase. The U.S. Federal Reserve Board also increased interest rates during fiscal 2023 and into fiscal 2024. These conditions may give rise to an economic slowdown, and perhaps a recession, and could further increase our costs and/or impact our revenues. It is unclear whether the current economic conditions and government responses to these conditions, including inflation, changing interest rates, and geopolitical uncertainty, will result in an economic slowdown or recession in the United States. If that occurs, demand for our products and services may decline, possibly significantly, which may significantly and adversely impact our business, results of operations and financial position.

Financial Summary

Third quarter 2024 included the following notable items:

•Diluted earnings per common share (“EPS”) were $0.38.

•Adjusted diluted EPS, a non-GAAP measure, were $0.39.

•Sales decreased 5.2 percent, due to lower overall comparable store sales resulting from lower store traffic.

•Comparable store sales decreased 6.1 percent, driven primarily by lower tire unit sales.

•Operating income of $21.4 million was 10.3 percent lower than the comparable prior-year period.

•Net income was $12.2 million.

•Adjusted net income, a non-GAAP measure, was $12.5 million.

Earnings Per Common Share	Three Months Ended			Nine Months Ended
	December 23, 2023	December 24, 2022	Change	December 23, 2023	December 24, 2022	Change
Diluted EPS	$0.38	$0.41	(7.3)%	$1.05	$1.17	(10.3)%
Adjustments	0.01	0.02		0.05	0.10
Adjusted diluted EPS	$0.39	$0.43	(9.3)%	$1.11	$1.27	(12.6)%

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

Monro, Inc. Q3 2024 Form 10-Q	14

MANAGEMENT’S DISCUSSION AND ANALYSIS

Analysis of Results of Operations

Summary of Operating Income	Three Months Ended			Nine Months Ended
(thousands)	December 23, 2023	December 24, 2022	Change	December 23, 2023	December 24, 2022	Change
Sales	$317,653	$335,193	(5.2)%	$966,712	$1,014,546	(4.7)%
Cost of sales, including distribution and occupancy costs	204,976	221,742	(7.6)	624,666	662,171	(5.7)
Gross profit	112,677	113,451	(0.7)	342,046	352,375	(2.9)
Operating, selling, general and administrative expenses	91,294	89,605	1.9	280,959	278,802	0.8
Operating income	$21,383	$23,846	(10.3)%	$61,087	$73,573	(17.0)%

Sales

Sales include automotive undercar repair, tire replacement and tire related service sales, net of discounts, returns, etc., and revenue from the sale of warranty agreements and commissions earned from the delivery of tires. See Note 7 to our consolidated financial statements for further information. We use comparable store sales to evaluate the performance of our existing stores by measuring the change in sales for a period over the comparable, prior-year period of equivalent length. There were 90 selling days in the three months ended December 23, 2023 and in the three months ended December 24, 2022, and 271 selling days in the nine months ended December 23, 2023 and in the nine months ended December 24, 2022.

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

Sales	Three Months Ended		Nine Months Ended
(thousands)	December 23, 2023	December 24, 2022	December 23, 2023	December 24, 2022
Sales	$317,653	$335,193	$966,712	$1,014,546
Dollar change compared to prior year	$(17,540)		$(47,834)
Percentage change compared to prior year	(5.2)%		(4.7)%

The sales decrease was due to a decrease in comparable store sales, including a comparable store sales decrease in approximately 300 of our small or underperforming stores, resulting from lower store traffic due to milder weather as well as a pressured low-to-middle income consumer that continued to defer purchases in the Company’s high-ticket tire category, and a decrease in sales from closed stores. The decrease in sales from closed stores during the nine months ended December 23, 2023 from the prior year comparable period was primarily driven by the sale of our wholesale tire locations of approximately $23.9 million. These decreases were partially offset by an increase in sales from new stores and franchise royalties. The following table shows the primary drivers of the change in sales for each of the three months and nine months ended December 23, 2023, as compared to the same periods ended December 24, 2022.

Sales Percentage Change	Three Months Ended	Nine Months Ended
	December 23, 2023	December 23, 2023
Sales change	(5.2)%	(4.7)%
Primary drivers of change in sales
Comparable store sales	(6.1)%	(2.7)%
Closed store sales (a)	(0.1)%	(2.6)%
New store sales (b)	0.3%	0.4%
Franchise royalties	0.7%	0.2%

(a)The change in closed stores for the nine months ended December 23, 2023 is primarily due to sales from the wholesale locations sold to American Tire Distributors (“ATD”).

(b)Sales from the fiscal 2023 acquisitions primarily represent the change.

Broad-based inflationary pressures impacting consumers partly led to lower demand in tires and our higher margin service categories during the three months and nine months ended December 23, 2023. We expect the inflationary environment to continue to impact our customers throughout the remainder of fiscal 2024.

Monro, Inc. Q3 2024 Form 10-Q	15

MANAGEMENT’S DISCUSSION AND ANALYSIS

Comparable Store Product Category Sales Change (a)	Three Months Ended		Nine Months Ended
	December 23, 2023	December 24, 2022	December 23, 2023	December 24, 2022
Tires	(9)%	8%	(4)%	4%
Maintenance service	(3)%	7%	(0)%	3%
Brakes	(1)%	(5)%	(2)%	(3)%
Alignment	(5)%	(5)%	(4)%	(5)%
Front end/shocks	(5)%	(5)%	(6)%	(1)%

(a)The comparable store product category sales change for the three months and nine months ended December 24, 2022 are adjusted for selling days.

Sales by Product Category	Three Months Ended		Nine Months Ended
	December 23, 2023	December 24, 2022	December 23, 2023	December 24, 2022
Tires	51%	53%	49%	50%
Maintenance service	27	26	28	26
Brakes	13	12	14	14
Steering (a)	8	8	8	8
Other	1	1	1	2
Total	100%	100%	100%	100%

(a)Steering product category includes front end/shocks and alignment product category sales.

Change in Number of Company-Operated Retail Stores	Three Months Ended		Nine Months Ended
	December 23, 2023	December 24, 2022	December 23, 2023	December 24, 2022
Beginning store count	1,298	1,297	1,299	1,304
Opened	1	1	1	4
Closed	(3)	(2)	(4)	(12)
Ending store count	1,296	1,296	1,296	1,296

Cost of Sales and Gross Profit

Gross Profit	Three Months Ended		Nine Months Ended
(thousands)	December 23, 2023	December 24, 2022	December 23, 2023	December 24, 2022
Gross profit	$112,677	$113,451	$342,046	$352,375
Percentage of sales	35.5%	33.8%	35.4%	34.7%
Dollar change compared to prior year	$(774)		$(10,329)
Percentage change compared to prior year	(0.7)%		(2.9)%

Gross profit, as a percentage of sales, increased 170 basis points for the three months ended December 23, 2023, as compared to the prior year comparable period. Retail material costs, as a percentage of sales, decreased due primarily to tire mix improvement and opportunistic pricing actions. Technician labor costs, as a percentage of sales, decreased due primarily to reduced labor hours as we have optimized staffing levels. Partially offsetting these cost decreases was an increase in retail distribution and occupancy costs, as a percentage of sales, as we lost leverage on these largely fixed costs with lower overall comparable store sales.

Gross profit, as a percentage of sales, increased 70 basis points for the nine months ended December 23, 2023, as compared to the prior year comparable period. Retail material costs, as a percentage of sales, decreased due primarily to tire mix improvement and opportunistic pricing actions, in addition to the impact from the sale of our wholesale operations to ATD during June 2022. Partially offsetting this increase in gross profit, as a percentage of sales, were increased technician labor costs, as a percentage of sales, due to the impact from wage inflation, as well as an increase in retail distribution and occupancy costs, as a percentage of sales, as we lost leverage on these largely fixed costs with lower overall comparable store sales.

Gross Profit as a Percentage of Sales Change	Three Months Ended		Nine Months Ended
	December 23, 2023		December 23, 2023
Gross profit change	170	bps	70	bps
Primary drivers of change in gross profit as a percentage of sales
Retail material costs	190	bps	150	bps
Technician labor costs	40	bps	(60)	bps
Retail distribution and occupancy costs	(60)	bps	(30)	bps
Impact from the sale of wholesale operations	—	bps	10	bps

Monro, Inc. Q3 2024 Form 10-Q	16

MANAGEMENT’S DISCUSSION AND ANALYSIS

OSG&A Expenses

OSG&A Expenses	Three Months Ended		Nine Months Ended
(thousands)	December 23, 2023	December 24, 2022	December 23, 2023	December 24, 2022
OSG&A Expenses	$91,294	$89,605	$280,959	$278,802
Percentage of sales	28.7%	26.7%	29.1%	27.5%
Dollar change compared to prior year	$1,689		$2,157
Percentage change compared to prior year	1.9%		0.8%

The increase of $1.7 million and $2.2 million in OSG&A expenses for the three months and nine months ended December 23, 2023, respectively, from the comparable prior year period is primarily due to an increase in OSG&A expenses from comparable and new stores, transition costs related to back-office optimization, corporate headquarters relocation costs, as well as the gain on the sale to ATD of our wholesale tire locations and distribution assets, net of closing costs and costs associated with the closing of a related warehouse and inventory adjustments during the comparable prior period. Partially offsetting these increases were decreases in costs related to closed stores, a decrease from litigation reserve/settlement costs and, in the three months ended December 23, 2023, a decrease in costs related to shareholder matters from our equity capital structure recapitalization. However, for the nine months ended December 23, 2023, there was an increase in costs related to shareholder matters from our equity capital structure recapitalization. Additionally, there was a decrease in executive management restructuring costs incurred during the comparable prior period for the nine months ended December 23, 2023. The following table shows the impact of these costs on the change in OSG&A expenses for each of the three months and nine months ended December 23, 2023, as compared to the same periods ended December 24, 2022.

OSG&A Expenses Change	Three Months Ended	Nine Months Ended
(thousands)	December 23, 2023	December 23, 2023
OSG&A expenses change	$1,689	$2,157
Drivers of change in OSG&A expenses
Decrease from closed stores	$(547)	$(2,642)
Decrease in management restructuring costs	$—	$(1,338)
Decrease from litigation reserve/settlement costs	$(450)	$(450)
Increase from net gain on sale of wholesale tire locations and distribution assets, net	$304	$2,272
Increase from new stores	$332	$969
(Decrease) increase from costs related to shareholder matters	$(156)	$802
Increase from transition costs related to back-office optimization	$58	$699
Increase from corporate headquarters relocation costs	$95	$155
Increase from comparable stores	$2,053	$1,690

Other Performance Factors

Net Interest Expense

Net interest expense of $5.0 million for the three months ended December 23, 2023 decreased $0.9 million as compared to the prior year period, and decreased as a percentage of sales from 1.8 percent to 1.6 percent. Weighted average debt outstanding for the three months ended December 23, 2023 decreased by approximately $104 million as compared to the three months ended December 24, 2022. This decrease is primarily related to a decrease in debt outstanding under the Credit Facility. The weighted average interest rate increased approximately 60 basis points from the prior year comparable quarter due to an increase in the Credit Facility’s floating borrowing rates.

Net interest expense of $15.1 million for the nine months ended December 23, 2023 decreased $2.3 million as compared to the prior year period, and decreased as a percentage of sales from 1.7 percent to 1.6 percent. Weighted average debt outstanding for the nine months ended December 23, 2023 decreased by approximately $121 million and the weighted average interest rate increased approximately 80 basis points as compared to the same period of the prior year.

Provision for Income Taxes

Our effective income tax rate for the three months and nine months ended December 23, 2023 was 25.8 percent and 26.7 percent, respectively, compared with 27.6 percent and 31.7 percent in the comparable prior-year periods. Our effective income tax rate for the three months and nine months ended December 23, 2023 was higher by 0.3 percent and 0.8 percent, respectively, and was higher by 0.9 percent and 0.7 percent for the three months and nine months ended December 24, 2022, respectively, due to the discrete tax impact related to share-based awards. Our effective income tax rate for the nine months ended December 24, 2022 was higher by 4.7 percent because of discrete tax impacts from the divestiture of assets relating to our wholesale tire operations and internal tire distribution operations as well as the revaluation of deferred tax balances due to changes in the mix of pre-tax income in various U.S. state jurisdictions because of the divestiture.

Monro, Inc. Q3 2024 Form 10-Q	17

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

Adjusted net income is summarized as follows:

Reconciliation of Adjusted Net Income	Three Months Ended		Nine Months Ended
(thousands)	December 23, 2023	December 24, 2022	December 23, 2023	December 24, 2022
Net income	$12,170	$13,034	$33,871	$38,639
Net loss (gain) on sale of wholesale tire and distribution assets (a)	304	—	304	(1,968)
Store closing costs	(30)	6	(26)	232
Monro.Forward initiative costs	—	68	—	110
Acquisition due diligence and integration costs	—	—	5	(9)
Litigation reserve/settlement costs	—	450	—	450
Management restructuring/transition costs (b)	—	—	—	1,338
Costs related to shareholder matters	80	236	1,355	553
Transition costs related to back-office optimization	58	—	699	—
Corporate headquarters relocation costs	95	—	155	—
Provision for income taxes on pre-tax adjustments	(131)	(191)	(637)	(178)
Certain discrete tax items (c)	—	—	—	2,644
Adjusted net income	$12,546	$13,603	$35,726	$41,811

(a)Amounts include a loss on subsequent inventory adjustments and gain on sale of a related warehouse, net of associated closing costs.

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

Monro, Inc. Q3 2024 Form 10-Q	18

MANAGEMENT’S DISCUSSION AND ANALYSIS

Adjusted diluted EPS is summarized as follows:

Reconciliation of Adjusted Diluted EPS	Three Months Ended		Nine Months Ended
	December 23, 2023	December 24, 2022	December 23, 2023	December 24, 2022
Diluted EPS	$0.38	$0.41	$1.05	$1.17
Net loss (gain) on sale of wholesale tire and distribution assets	0.01	—	0.01	(0.05)
Store closing costs (a)	(0.00)	0.00	(0.00)	0.01
Monro.Forward initiative costs (a)	—	0.00	—	0.00
Acquisition due diligence and integration costs (a)	—	—	0.00	(0.00)
Litigation reserve/settlement costs	—	0.01	—	0.01
Management restructuring/transition costs	—	—	—	0.03
Costs related to shareholder matters	—	0.01	0.03	0.02
Transition costs related to back-office optimization (a)	0.00	—	0.01	—
Corporate headquarters relocation costs (a)	0.00	—	0.00	—
Certain discrete tax items	—	—	—	0.08
Adjusted diluted EPS	$0.39	$0.43	$1.11	$1.27

(a) Amounts, in the periods presented, may be too minor in amount, net of the impact from income taxes, to have an impact on the calculation of adjusted diluted EPS.

Note: The calculation of the impact of non-GAAP adjustments on diluted EPS is performed on each line independently. The table may not add down +/- $0.01 due to rounding.

The certain discrete tax items for the nine months ended December 24, 2022 are tax affected. The other adjustments to diluted EPS reflect estimated annual effective income tax rates of 25.8 percent and 25.1 percent for the three months ended December 23, 2023 and December 24, 2022, respectively, and 25.6 percent and 25.1 percent for the nine months ended December 23, 2023 and December 24, 2022, respectively. These estimated annual effective income tax rates exclude the income tax impacts from share-based compensation and for the nine months ended December 24, 2022 exclude certain discrete tax items. See adjustments from the Reconciliation of Adjusted Net Income table above for pre-tax amounts.

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

Future Cash Requirements

We currently expect our capital expenditures to support our projects, including upgrading our facilities and systems, to be $30 million to $35 million in the aggregate in fiscal 2024. Additionally, we have contractual finance lease and operating lease commitments with landlords through October 2040 for $494.3 million in lease payments, of which $96.7 million is due within one year. For details regarding these lease commitments, see Note 9 to our consolidated financial statements.

As of December 23, 2023, we had $94.0 million outstanding under the Credit Facility, none of which is due in the succeeding 12 months. For details regarding our indebtedness that is due, see Note 8 to our consolidated financial statements.

Dividends

We paid cash dividends of $0.28 per share totaling $8.7 million and $8.9 million for the three months ended December 23, 2023 and December 24, 2022, respectively, and $0.84 per share totaling $26.8 million and $27.5 million for the nine months ended December 23, 2023 and December 24, 2022, respectively. We have paid dividends quarterly since fiscal 2006 and it is our intent to continue to do so in the future.

Monro, Inc. Q3 2024 Form 10-Q	19

MANAGEMENT’S DISCUSSION AND ANALYSIS

Share Repurchases

We returned $44.5 million to shareholders through share repurchases during the nine months ended December 23, 2023. This amount is inclusive of excise tax of $0.4 million for the nine months ended December 23, 2023. The excise tax is assessed at one percent of the fair market value of net stock repurchases after December 31, 2022. For details regarding our share repurchase program, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” of this report and Note 11 to our consolidated financial statements.

Working Capital Management

As of December 23, 2023, we had a working capital deficit of $214.9 million, an increase of $24.2 million from a deficit of $190.7 million as of March 25, 2023. The increase was primarily driven by an increase in accounts payable as a result of certain suppliers that participate in our supply chain finance program. We have agreed to contractual payment terms and conditions with our suppliers. As part of our working capital management, we facilitate a voluntary supply chain finance program to provide our suppliers with the opportunity to sell receivables due from Monro to a participating financial institution. For details regarding our supply chain finance program, see Note 10 to our consolidated financial statements.

Sources and Conditions of Liquidity

Our sources to fund our material cash requirements are predominantly cash from operations, availability under our Credit Facility, and cash and equivalents on hand.

As of December 23, 2023, we had $23.8 million of cash and equivalents. In addition, we had $475.9 million available under the Credit Facility as of December 23, 2023.

We believe that our current sources of funds will provide us with adequate liquidity during the 12-month period following December 23, 2023, as well as in the long-term.

Summary of Cash Flows

The following table presents a summary of our cash flows from operating, investing, and financing activities.

Summary of Cash Flows	Nine Months Ended
(thousands)	December 23, 2023	December 24, 2022
Cash provided by operating activities	$130,463	$171,191
Cash (used for) provided by investing activities	(285)	35,551
Cash used for financing activities	(111,216)	(201,691)
Increase in cash and equivalents	18,962	5,051
Cash and equivalents at beginning of period	4,884	7,948
Cash and equivalents at end of period	$23,846	$12,999

Cash provided by operating activities

For the nine months ended December 23, 2023, cash provided by operating activities was $130.5 million, which consisted of net income of $33.9 million, adjusted by non-cash charges of $64.9 million and by a change in operating assets and liabilities of $31.7 million. The non-cash charges were largely driven by $54.4 million of depreciation and amortization as well as $9.6 million in deferred income tax expense. The change in operating assets and liabilities was primarily due to our supply chain finance program being a source of cash as we improved our cash flow by $17.8 million. Additionally, the change in operating assets and liabilities was also partially due to accounts payable and accrued liabilities, net of vendor rebate receivables, being a source of cash of $30.5 million driven by timing of payments. These sources of cash were partially offset by our inventory balance being a use of cash of $12.7 million due to increased inventory purchases.

For the nine months ended December 24, 2022, cash provided by operating activities was $171.2 million, which consisted of net income of $38.6 million, adjusted by non-cash charges of $60.6 million and by a change in operating assets and liabilities of $72.0 million. The non-cash charges were largely driven by $58.2 million of depreciation and amortization. The change in operating assets and liabilities was primarily due to our supply chain finance program being a source of cash as we improved our cash flow by $94.8 million. This source of cash was partially offset by our inventory balance being a use of cash of $12.3 million due to increased inventory purchases as well as accounts payable and accrued liabilities, net of vendor rebates, being a use of cash of $9.7 million driven by timing of payments.

Monro, Inc. Q3 2024 Form 10-Q	20

MANAGEMENT’S DISCUSSION AND ANALYSIS

Cash used for / provided by investing activities

For the nine months ended December 23, 2023, cash used for investing activities was $0.3 million. This was primarily due to cash used for capital expenditures, including property and equipment, of $18.9 million, partially offset by cash provided by the escrow and earnout payments from the sale of our wholesale tire locations and distribution assets and the disposal of property and equipment of $15.8 million and $2.8 million, respectively.

For the nine months ended December 24, 2022, cash provided by investing activities was $35.6 million. This was primarily due to cash from the sale of our wholesale tire locations and tire distribution assets for $60.9 million, partially offset by cash used for capital expenditures, including property and equipment, and acquisitions of $28.5 million and $1.0 million, respectively.

Cash used for financing activities

For the nine months ended December 23, 2023, cash used for financing activities was $111.2 million which was primarily due to payment on our Credit Facility, net of amounts borrowed during the period, of $11.0 million, as well as payment of finance lease principal and dividends of $29.4 million and $26.8 million, respectively. Also, we used $44.0 million to repurchase common stock during the period.

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

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 1 to our consolidated financial statements for a discussion of the impact of recently issued accounting standards on our consolidated financial statements as of December 23, 2023 and the expected impact on the consolidated financial statements for future periods.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they address future events, developments, and results and do not relate strictly to historical facts. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements include, without limitation, statements preceded by, followed by, or including words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “strategy,” “will,” “would” and variations thereof and similar expressions. Forward-looking statements are subject to risks, uncertainties, and other important factors that could cause actual results to differ materially from those expressed. For example, our forward-looking statements include, without limitation, statements regarding:

●	the impact of competitive services and pricing;
●	the effect of economic conditions and geopolitical uncertainty, seasonality, and the impact of weather conditions and natural disasters on customer demand;
●	advances in automotive technologies including adoption of electronic vehicle technology;
●	our dependence on third-party vendors for certain inventory;

Monro, Inc. Q3 2024 Form 10-Q	21

MANAGEMENT’S DISCUSSION AND ANALYSIS

●	the risks associated with vendor relationships and international trade, particularly imported goods such as those sourced from China;
●	the impact of changes in U.S. trade relations and the ongoing trade dispute between the United States and China, and other potential impediments to imports;
●	our ability to service our debt obligations, including our expected annual interest expense;
●	our cash needs, including our ability to fund our future capital expenditures and working capital requirements;
●	our anticipated sales, comparable store sales, gross profit margin, costs of goods sold (including product mix), OSG&A expenses and other fixed costs, and our ability to leverage those costs;
●	management’s estimates and expectations as they relate to income tax liabilities, deferred income taxes, and uncertain tax positions;
●	management’s estimates associated with our critical accounting policies, including business combinations, insurance liabilities, and valuations for our long-lived assets impairment analyses;
●	the impact of industry regulation, including changes in environmental, consumer protection, and labor laws;
●	potential outcomes related to pending or future litigation matters;
●	business interruptions;
●	risks relating to disruption or unauthorized access to our computer systems;
●	our failure to protect customer and employee personal data;
●	risks relating to acquisitions and the integration of acquired businesses with ours;
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

Monro, Inc. Q3 2024 Form 10-Q	22

DISCLOSURES ABOUT MARKET RISK & CONTROLS AND PROCEDURES

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from potential changes in interest rates. As of December 23, 2023, excluding finance leases and financing obligations, we had no debt financing at fixed interest rates, for which the fair value would be affected by changes in market interest rates. Our cash flow exposure on floating rate debt would result in annual interest expense fluctuations of approximately $0.9 million based upon our debt position at December 23, 2023 and approximately $1.1 million based upon our debt position at March 25, 2023, given a change in SOFR of 100 basis points.

Debt financing had a carrying amount that approximates a fair value of $94.0 million as of December 23, 2023, as compared to a carrying amount and a fair value of $105.0 million as of March 25, 2023.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 23, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Monro, Inc. Q3 2024 Form 10-Q	23

EXHIBITS

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 19, 2022, our Board of Directors authorized a share repurchase program for the repurchase of up to $150 million of shares of our common stock with no stated expiration. Under the program, we have repurchased 3.7 million shares of common stock at an average price of $37.61, for a total investment of $140.9 million. The table below presents information with respect to Monro common stock purchases made during the three months ended December 23, 2023, by Monro or any “affiliated purchaser” of Monro, as defined in Rule 10b-18(a)(3) under the Exchange Act.

Share Repurchase Activity				Dollar Value of
		Average	Total Number of	Shares that May
	Total Number	Price	Shares Purchased	Yet Be Purchased
	of Shares	Paid per	as Part of Publicly	Under Publicly
Period	Purchased	Share	Announced Programs	Announced Programs
September 24, 2023 through October 21, 2023	—	—	—	$53,146,593
October 22, 2023 through November 25, 2023	799,002	$27.46	799,002	31,208,686
November 26, 2023 through December 23, 2023	744,565	29.63	744,565	9,149,800
Total	1,543,567	$28.50	1,543,567	$9,149,800

Monro, Inc. Q3 2024 Form 10-Q	24

EXHIBITS

Item 6. Exhibits

Exhibit Index
10.70 **# – Supply Agreement, effective as of November 1, 2023, by and between Monro, Inc. and VGP Holdings LLC
10.75 – Amended and Restated Employment Agreement by and between the Company and Brian J. D’Ambrosia, dated as of October 26, 2023*
10.76 – Amended and Restated Employment Agreement by and between the Company and Michael T. Broderick, dated as of October 26, 2023*
31.1 – Certification of Michael T. Broderick pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
31.2 – Certification of Brian J. D’Ambrosia pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
32.1 – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002
101.INS - XBRL Instance Document
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

** Certain portions of this exhibit have been omitted (indicated by asterisks) pursuant to Item 601(b) of Regulation S-K, because such omitted information is (i) not material and (ii) the type of information that the registrant treats as private or confidential.

# Schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

Monro, Inc. Q3 2024 Form 10-Q	25

SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONRO, INC.

DATE: January 24, 2024	By:	/s/ Michael T. Broderick
Michael T. Broderick
President and Chief Executive Officer (Principal Executive Officer)

DATE: January 24, 2024	By:	/s/ Brian J. D’Ambrosia
Brian J. D’Ambrosia
Executive Vice President – Finance, Chief Financial Officer and
Treasurer (Principal Financial Officer and Principal Accounting Officer)

Monro, Inc. Q3 2024 Form 10-Q	26