Form 10-K
period 2024-03-30
MONRO, INC.
filed 2024-05-28
CIK 876427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________________

FORM 10-K

_________________________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 30, 2024

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on September 22, 2023, was $878,500,000.

As of May 17, 2024, 29,916,345 shares of registrant’s common stock, $0.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2024 Annual Meeting of Shareholders to be held hereafter are incorporated by reference into Part III of this report.

Monro, Inc. 2024 Form 10-K	2

PART I

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they address future events, developments, and results and do not relate strictly to historical facts. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements include, without limitation, statements preceded by, followed by, or including words such as “anticipate,” “believe,” “can,” “could,” “design,” “estimate,” “expect,” “forecast,” “intend,” “invest,” “may,” “outlook,” “plan,” “potential,” “seek,” “should,” “strategy,” “strive,” “vision,” “will,” “would,” and variations thereof and similar expressions. Forward-looking statements are subject to risks, uncertainties, and other important factors that could cause actual results to differ materially from those expressed. For example, our forward-looking statements include, without limitation, statements regarding:

•the impact of competitive services and pricing;

•the effect of economic conditions and geopolitical uncertainty, seasonality, and the impact of weather conditions and natural disasters on customer demand;

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

•our ability to service our debt obligations, including our expected annual interest expense, and to comply with the debt covenants of our Credit Facility;

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

•our ability to protect customer and employee personal data;

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

•expected dividend payments;

•our ability to protect our brands and our reputation;

•our ability to attract, motivate, and retain skilled field personnel and our key executives; and

•the potential impacts of climate change on our business.

Monro, Inc. 2024 Form 10-K	3

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

Introductory Note

Unless otherwise stated, references to “we,” “our,” “us,” “Monro” or the “Company” generally refer to Monro, Inc. and its direct and indirect subsidiaries on a consolidated basis. Unless specifically indicated otherwise, any references to “2024” or “fiscal 2024,” “2023” or “fiscal 2023,” and “2022” or “fiscal 2022” relate to the years ended March 30, 2024, March 25, 2023, and March 26, 2022, respectively.

Monro, Inc. 2024 Form 10-K	4

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

We believe the convenience and value we offer are key factors in serving and growing our base of customers. At March 30, 2024, we operated 1,288 retail tire and automotive repair stores and serviced approximately 4.7 million vehicles in fiscal 2024.

Our retail tire and automotive repair stores operate primarily under the brands “Monro Auto Service and Tire Centers,” “Tire Choice Auto Service Centers,” “Mr. Tire Auto Service Centers,” “Car-X Tire & Auto,” “Tire Warehouse Tires for Less,” “Ken Towery’s Tire & Auto Care,” “Mountain View Tire & Auto Service,” and “Tire Barn Warehouse”.

Company-operated Store Brands as of March 30, 2024	Stores
Monro Auto Service and Tire Centers	360
Tire Choice Auto Service Centers	349
Mr. Tire Auto Service Centers	317
Car-X Tire & Auto	72
Tire Warehouse Tires For Less	55
Ken Towery's Tire & Auto Care	34
Mountain View Tire & Auto Service	30
Tire Barn Warehouse	27
Other (a)	44
Total	1,288

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

As of March 30, 2024, Monro had two retread facilities and 50 Car-X franchised locations.

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

Monro incorporated in New York in 1959. We maintain our corporate headquarters in Rochester, New York.

Monro, Inc. 2024 Form 10-K	5

BUSINESS

Business Strategy

Our vision is to be America’s leading auto and tire service center, trusted by consumers as the best place in their neighborhoods for quality automotive service and tires. We believe that success in this vision will position Monro to deliver consistent and sustainable organic growth as well as lead to strong, long-term financial performance. Specifically, we are committed to seeing this vision executed across all aspects of the business, through the following actions:

•Exceed guest expectations. We will continue to invest in and execute strategic initiatives to improve our guests’ in-store experience. This includes leveraging our scale and the strength of our financial position to make critical investments in our business, our technicians and technology, allowing us to further execute on our operational excellence initiatives in 2024.

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

Growth Strategy

Executing on accretive acquisition opportunities remains a key element of our long-term growth strategy. We believe the fragmentation of our industry allows for many opportunities for consolidation. Using consumer demographic analytics, we believe we can better identify targets that operate in the markets with favorable demographics and customer trends, allowing us to enter regions from which we are poised to benefit most.

During the last five years, we have completed 10 acquisitions, adding 156 locations and approximately $224 million in annualized revenue. Additionally, during this time, we have entered three states, solidifying our presence in existing markets as well as expanding into the Western region. We did not complete any acquisitions in fiscal 2024. As of March 30, 2024, we have stores in 32 states.

In addition to our plan to continue to seek suitable acquisitions, we plan to add new greenfield stores. Greenfield stores include new construction as well as the acquisition of one to four store operations.

Key factors in market and site selection for selecting new greenfield store locations include population, demographic characteristics, vehicle population, and the intensity of competition. We partner with a customer analytics firm to provide market segmentation and demographic data specific to a geographic area near a Monro location to identify high value lookalike customers and market directly to them. We attempt to cluster stores in market areas to achieve economies of scale in advertising and supervision costs. All new greenfield sites presently under consideration are within our established market areas.

Monro, Inc. 2024 Form 10-K	6

BUSINESS

Purchasing and Distribution

We believe that our substantial economies of scale and our flexibility in making sourcing decisions contributes to our successful purchasing strategy. We also believe our ability to negotiate with our vendor partners allows us to ensure we are receiving competitive pricing and terms as well as minimize the margin impact of economic pressures such as tariffs, inflation, and supply chain disruptions.

We purchase most of the tires we sell to our guests through a distribution agreement under which ATD supplies and sells certain tires to our retail locations. ATD also provides tire category management, ordering and inventory management services to us. We also select and purchase parts (including oil) and supplies for all Company-operated stores on a centralized basis through an automatic replenishment system based on operational data we collect from stores daily which allows us to control store inventory on a near real-time basis. National vendors ship most of our parts supply directly to our stores. Additionally, each store has access to the inventory carried by up to the 14 stores nearest to it. Management believes that this feature improves customer satisfaction and store productivity by reducing the time required to locate out-of-stock parts and tires. It also improves profitability because it reduces the amount of inventory which must be purchased outside Monro from local vendors. Local vendor purchases are made when needed at the store level and accounted for approximately 29 percent of all parts and tires purchased in 2024.

Our ten largest vendors accounted for approximately 95 percent of our total stocking purchases, with the largest vendor accounting for approximately 38 percent of total stocking purchases in 2024. We purchase parts (including oil) and tires from approximately 56 vendors. Management believes that our relationships with vendors are excellent and that alternative sources of supply exist, at comparable cost, for substantially all parts used in our business.

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

As of March 30, 2024, Monro had approximately 7,660 employees, of whom 7,470 were employed in the field organization, 170 were employed at our corporate headquarters, referred to as “store support center”, and 20 were employed in other offices. Monro’s employees are not members of any union.

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

Monro, Inc. 2024 Form 10-K	7

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

One of the ways we embrace our teammates’ well-being is through the administration of our own Teammate Assistance Fund, a third-party 501(c)(3) organization available for all our teammates. This fund provides an opportunity for all teammates to take care of each other through tax-deductible payroll and other one-time contributions. Through donations from Monro and contributions from our teammates, members of our Board of Directors (the “Board of Directors”) and others, the Teammate Assistance Fund provides timely financial assistance to teammates impacted by financially devastating circumstances beyond their control and their means.

Workplace Safety

We are committed to providing a safe and secure work environment and have specific safety programs focused on increasing consistency of policies and procedures across our stores. Our safety standards and policies are based on Occupational Safety and Health Administration guidelines as well as the American National Standards Institute, and we have a national safety supplies program which will help ensure consistent standards of safety preparedness (such as eye wash stations and first aid kits) at every store should an incident occur.

To identify elevated safety-related risk areas more effectively, we have increased our focus on data gathering, tracking, and analysis. With greater insight into real-time data, we can prioritize focus on areas that present the biggest potential hazards to our teammates and identify process improvements. We identified a key area of focus in our stores: ergonomics (to reduce sprains and strains) and have an ergonomic training program for all store locations accordingly.

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

Monro, Inc. 2024 Form 10-K	8

BUSINESS

Competition

Our segment of the retail industry is fragmented and highly competitive, and the number, size, and strength of competitors vary widely from region to region. We operate in the automotive repair service and tire industry, which is currently and is expected to continue to be highly competitive with respect to price, store location, name awareness, and customer service. Our competitors include service centers operated by national and regional undercar, tire specialty and general automotive service chains, both franchised and company-operated, mass merchandisers, car dealerships, independent garages, and gas stations. We also compete with online merchandisers of tires and automotive parts, which increasingly partner with local service centers to provide installation services for parts and tires purchased online.

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

Monro stores new oil and recycled antifreeze and generates and/or handles used tires and automotive oils, antifreeze, and certain solvents, which are disposed of and/or recycled by licensed third-party contractors. In certain states, even where not required, we also recycle oil filters. Accordingly, we are subject to numerous federal, state, and local environmental laws including the Comprehensive Environmental Response Compensation and Liability Act. In addition, the United States Environmental Protection Agency (the "EPA"), under the Resource Conservation and Recovery Act ("RCRA"), as well as various state and local environmental protection agencies, regulate our handling and disposal of certain waste products and other materials. The EPA, under the Clean Air Act, also regulates the installation of catalytic converters, engines, and equipment sold or distributed in the United States by periodically spot-checking repair jobs, and may impose sanctions, including but not limited to civil penalties of tens of thousands of dollars per violation, for violations of the RCRA and the Clean Air Act.

Monro strives to maintain an environmentally conscious corporate culture, demonstrated by our recycling policies at our offices and stores. In 2024, Monro recycled approximately 2.1 million gallons of oil and 3.7 million tires, as well as approximately 79,000 vehicle batteries and 383 tons of cardboard, all as part of our commitment to the environment.

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

Our investor presentation regarding the financial results for the fiscal year ended March 30, 2024 is available and accessible at Monro's Investor Relations page at https://corporate.monro.com/investors under the Events and Presentations tab. Information available on our website is not a part of, and is not incorporated into, this Form 10-K. We intend to make future investor presentations available exclusively through our Investor Relations page.

Monro, Inc. 2024 Form 10-K	9

RISK FACTORS

Item 1A. Risk Factors

In addition to the risks discussed elsewhere in this annual report, the following are the important factors that could cause Monro’s actual results to differ materially from those projected in any forward-looking statements:

Risks Related to our Business

We operate in the highly competitive automotive repair industry.

The automotive repair industry in which we operate is generally highly competitive and fragmented, and the number, size and strength of our competitors vary widely from region to region. We face competition from a diversity of business models. Our competitors include service centers operated by national and regional undercar, tire specialty and general automotive service chains, both franchised and company-operated, mass merchandisers, car dealerships, independent garages, and gas stations. We also compete with online merchandisers of tires and automotive parts, which partner with local service centers to provide installation services for parts and tires purchased online. We believe that competition in the industry is based primarily on price, reputation, name awareness, customer service and store location. The significance of any individual dimension of competition may vary by competitors’ business models. Some of our competitors have greater financial resources, have access to more developed distribution networks, have business models with lower operating costs, are more geographically diverse and have better name recognition than we do, which might place us at a competitive disadvantage to those competitors. Because we seek to offer competitive prices, if our competitors reduce prices, we may be forced to reduce our prices, which could have a material adverse effect on our business, financial condition, and results of operations. Further, our success within this industry also depends upon our ability to respond in a timely manner to changes in customer demands for both products and services. If our customers must “trade down” in the price of products or services purchased to fit their budgets, in order to compete, we must be able to cost effectively supply that product or service without losing the customer’s business. We cannot assure that we, or any of our stores, will be able to compete effectively. If we are unable to compete successfully in new and existing markets, we may not achieve our projected revenue and profitability targets.

Changes in economic conditions that impact consumer spending could harm our business.

The automotive repair industry and our financial performance are sensitive to changes in overall economic conditions that impact consumer spending, including inflation, changes in interest rates and economic volatility. Future economic conditions affecting consumer income such as employment levels, business conditions, interest rates, inflation and tax rates could reduce consumer spending or cause consumers to shift their spending to other products. Historic increases in inflation following the COVID-19 pandemic have caused and may continue to cause consumers to be more sensitive to price changes and cause consumers to “trade down” in the price of products or services purchased or to delay or forgo vehicle maintenance entirely. Alternatively, during periods of good economic conditions, consumers may decide to purchase new vehicles rather than servicing their older vehicles. In addition, if automobile manufacturers offer lower pricing on new or leased cars, more consumers may purchase or lease new vehicles rather than servicing older vehicles. A general reduction in the level of consumer spending or shifts in consumer spending to other services could have a material adverse effect on our growth, sales, and profitability.

We are subject to cycles in the general economy and customers’ use of vehicles and seasonality, which may impact demand for our products and services.

Our industry is influenced by the number of miles driven by automobile owners. Factors that may cause the number of miles driven by automobile owners to decrease include the weather, travel patterns, gas prices, trends toward remote work and fluctuations in the general economy. When the retail cost of gasoline increases, such as after the Russian invasion of Ukraine and the imposition of economic sanctions on Russia and companies affiliated with the Russian government in addition to other geopolitical events, the number of miles driven by automobile owners may decrease, which could result in less frequent service intervals and fewer repairs. The number of vehicle miles driven may also decrease if consumers begin to rely more heavily on mass transportation.

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

Monro, Inc. 2024 Form 10-K	10

RISK FACTORS

Adoption of electric vehicle technology may adversely affect the demand for our services.

Advances in electric vehicle technology and production may adversely affect the demand for our services because electric vehicles do not have traditional engines, transmissions, and certain related parts. The adoption of electric vehicles may accelerate in coming years because of decreases in upfront costs for electric vehicles, tax incentives and other legislative action, such as proposed legislation in multiple states to prohibit the sale or disincentivize the purchase of new gas-powered vehicles by 2035. An increase in the proportion of electric vehicles sold could decrease our service-related revenue. As the proportion of electric vehicles on the road increases, we expect the demand for transmission and exhaust services and oil changes will decrease. Although we may experience an increase in demand for other services, there can be no assurance that the demand will be sufficient to maintain our historical sales performance. Even when electric vehicles need repairs, given the cost to replace some battery-related components, an electric vehicle owner’s insurance provider may not approve the cost to repair the vehicle. If drivers must replace their vehicles instead of servicing older vehicles, demand for our services would decrease. Even if the electric vehicle can be repaired, original vehicle manufacturers may restrict us from acquiring the necessary diagnostic tools, repair information, or certifications required to repair the vehicle. If we are restricted from repairing certain vehicles, our sales and profitability may decrease.

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

Monro, Inc. 2024 Form 10-K	11

RISK FACTORS

We also face other risks associated with the delivery of inventory originating outside the United States, including:

•potential economic and political instability in countries where our suppliers are located or along the shipping routes used to deliver the products;

•increases in shipping costs;

•transportation delays and interruptions, including those occurring as a result of geopolitical events, like the war in Ukraine, the Israel-Hamas war or public health emergencies;

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

As of March 30, 2024, there was $102 million outstanding under the Credit Facility. Any significant increase in our leverage could have the following risks:

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

If we are not able to remain in compliance with our debt covenants, our lenders may restrict our ability to draw on our Credit Facility, which could have a negative impact on our operations, ability to pay dividends, and growth potential, including our ability to complete acquisitions.

Covenants in the agreements governing our Credit Facility restrict the manner in which we conduct our business.

The Credit Facility contains covenants that may limit, subject to certain exemptions, our ability to incur other indebtedness or liens; make investments; repurchase our common stock; acquire stores or other businesses; prepay other indebtedness; and to declare dividends and other distributions, subject to certain exceptions.

Monro, Inc. 2024 Form 10-K	12

RISK FACTORS

The Credit Facility contains certain financial covenants that require us to maintain a minimum interest coverage ratio and a maximum ratio of adjusted debt to EBITDAR, as defined in the Credit Facility. The restrictions of the Credit Facility could adversely affect our ability to:

•finance our operations;

•make capital expenditures;

•acquire stores or other businesses;

•maintain the current rate or frequency of dividends;

•withstand a future downturn in our business or the economy in general;

•engage in business activities, including future opportunities, that may be in our interest; and

•plan for or react to market conditions or otherwise execute our business strategies.

Our ability to comply with the covenants, restrictions and specified financial ratios in the Credit Facility may be affected by events beyond our control, including prevailing economic, financial, and industry conditions. A breach of any of these covenants, subject to certain cure rights of the Company, could result in a default under the Credit Facility. Further, any indebtedness that we may incur in the future may subject us to further covenants. If a default under any such debt agreement is not cured or waived, the default could result in the acceleration of debt, which could require us to repay debt prior to the date it is otherwise due and that could adversely affect our financial condition. If we are unable to generate sufficient cash flows from our operations, we may breach financial covenants under the Credit Facility, and we may not have sufficient cash on hand or available liquidity that could be utilized to repay our outstanding indebtedness, which would have a material adverse effect on our business.

Failure to protect our brands and our reputation could have a material adverse effect on our business and results of operations.

We believe we have built an excellent reputation as a leading nation-wide operator of retail tire and automotive repair stores in the United States. We believe our continued success depends, in part, on our ability to preserve, grow, and leverage the value of the several brands our retail tire and automotive repair stores primarily operate under. Negative publicity and other reputational harm relating to events or activities attributed to us, our policies, our employees or others associated with us, whether or not justified, may diminish the value of our brands. If any of our brands are negatively impacted, it could have a material adverse effect on our business and results of operations.

Legal, Regulatory and Technological Risks

Our industry is subject to environmental, consumer protection and other regulation.

We are subject to various federal, state, and local environmental laws, building and zoning requirements, employment and labor laws and other governmental regulations regarding the operation of our business. The compliance costs and operational burdens associated with applicable federal, state, and local environmental laws and regulations could be significant. For example, we are subject to rules governing the handling, storage and disposal of hazardous substances contained in some of the products such as motor oil that we sell and use at our stores, the recycling of batteries, tires and used lubricants, and the ownership and operation of real property.

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

Monro, Inc. 2024 Form 10-K	13

RISK FACTORS

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

Given the number of individual transactions we process each year, it is critical that we maintain uninterrupted operation of our computer and communications hardware and software systems. Our systems could be subject to damage or interruption from power outages, technology and telecommunications failures, computer viruses, security breaches, including breaches of our transaction processing or other systems that result in the compromise of confidential customer data, catastrophic events such as fires, tornadoes and hurricanes, and usage errors by our employees. If our systems are breached, damaged or cease to function properly, we may have to make a significant investment to fix or replace them, we may suffer interruptions in our operations in the interim, we may face costly litigation, and our reputation with our customers may be harmed. The risk of disruption is increased in periods where complex and significant systems changes are undertaken. Even if we attempt to recover costs incurred as a result of any interruption or breach from an insurer, there can be no guarantee that any or all of those costs would be insured or recoverable. Any material interruption in our computer operations may have a material adverse effect on our business or results of operations.

If we experience a data security breach and confidential customer or employee information is disclosed, we may be subject to penalties and experience negative publicity, which could affect our customer relationships and have a material adverse effect on our business. We may incur increasing costs in an effort to minimize these cybersecurity risks.

The nature of our business involves the receipt and storage of personally identifiable data of our customers and employees. This type of data is subject to legislation and regulation in many jurisdictions. We have been subject to cyber-attacks in the past and we may suffer data security breaches arising from future attacks. We may currently be at a higher risk of a security breach due to cyber-attacks related to the ongoing geopolitical uncertainty. Data security breaches suffered by well-known companies and institutions have attracted a substantial amount of media attention, prompting state and federal legislative proposals addressing data privacy and security. We may become exposed to potential liabilities with respect to the data that we collect, manage and process, and may incur legal costs if our information security policies and procedures are not effective or if we are required to defend our methods of collection, processing, and storage of personal data. Future investigations, lawsuits or adverse publicity relating to our methods of handling personal data could adversely affect our business, results of operations, financial condition, and cash flows due to the costs and negative market reaction relating to such developments.

We may not have the resources or technical expertise to anticipate or prevent rapidly evolving types of cyber-attacks. Attacks have been targeted at us, our customers, or others who have entrusted us with information.

Monro, Inc. 2024 Form 10-K	14

RISK FACTORS

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

Our goodwill is subject to an impairment test on an annual basis. Goodwill, other intangible assets, and long-lived assets are also tested whenever events and circumstances indicate that goodwill, other intangible assets and/or long-lived assets may be impaired. Any excess goodwill resulting from the impairment test must be written off in the period of determination. Intangible assets (other than goodwill and indefinite-lived intangible assets) and other long-lived assets are generally amortized or depreciated over the useful life of such assets. We assess potential impairments to our long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. For example, in fiscal 2024, we incurred store impairment charges of approximately $1.9 million after considering changes in their actual and forecasted financial performance, reassessing their recoverability using an undiscounted cash flow model, and determining their carrying value may not be recoverable. In addition, from time to time, we may acquire or make an investment in a business that will require us to record goodwill based on the purchase price and the fair value of assets acquired and liabilities assumed. We have significantly increased our goodwill because of our acquisitions. We may subsequently experience unforeseen issues with the businesses we acquire, which may adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of recoverability of the recorded goodwill and intangible assets. Future determinations of significant write-offs of goodwill, intangible assets, or other long-lived assets, because of an impairment test or any accelerated amortization or depreciation of other intangible assets or other long-lived assets could have a material negative impact on our results of operations and financial condition.

Monro, Inc. 2024 Form 10-K	15

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

The amount, timing and execution of our common stock repurchase program may fluctuate based on our priorities for using cash. We may need to use these funds for other purposes, such as operational expenses, capital expenditures, acquisitions or repayment of indebtedness. Changes in operational results, cash flows, tax laws and the market price of our common stock could also impact our common stock repurchase program and other capital activities. For example, the Inflation Reduction Act of 2022 imposed a 1% excise tax on certain common stock repurchases. In addition, our Board of Directors determines whether the return of capital to shareholders, through our common stock repurchase program or dividends on the common stock, is in the best interest of shareholders and in compliance with our legal and contractual obligations. Our Credit Facility contains covenants that may limit, subject to certain exemptions, our ability to repurchase our common stock, and to declare dividends and other distributions. Holders of our common stock are only entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. Although we have historically declared cash dividends on our common stock, we are not required to do so and may reduce or eliminate our common stock dividend in the future. This could adversely affect the market price of our common stock.

The multi-class structure of our capital stock has the effect of concentrating power with holders of our Class C Convertible Preferred Stock, which severely limits the ability of our common shareholders to influence or direct the outcome of matters submitted to our shareholders for approval.

At least 60% of the shares of Class C Convertible Preferred Stock (the “Class C Preferred”) must vote as a separate class or unanimously consent to effect or validate any action taken by our common shareholders. Therefore, the Class C Preferred holders have an effective veto over all matters put to a vote of our common stock and could use that veto power to block any matter that the holders of common stock may approve. As of March 30, 2024, Peter J. Solomon, one of our directors, and members of his family beneficially own all of the outstanding shares of Class C Preferred. Although the Class C Preferred shares are subject to mandatory conversion prior to an agreed sunset date expected in 2026 (see Note 17 to the Company’s consolidated financial statements for further detail), until the Class C Preferred shares are converted into common stock after the sunset period, Mr. Solomon will be able to control matters requiring approval by our shareholders, including the election of members of our Board of Directors, the adoption of amendments to our certificate of incorporation, and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. Mr. Solomon may have interests that differ from our common shareholders and may vote in a way with which our other shareholders disagree or adverse to our shareholders’ interests. The concentration of voting control will limit or preclude our common shareholders’ ability to influence corporate matters and could have the effect of delaying, preventing, or deterring a change in control of our company, could deprive holders of our common stock of an opportunity to receive a premium for their shares as part of a sale of our company and could negatively affect the market price of our common stock. In addition, this concentration of voting power may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that our other shareholders or the Board of Directors may feel are in our best interest.

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

Monro, Inc. 2024 Form 10-K	16

RISK FACTORS

Although shareholders approved an amendment to our certificate of incorporation to declassify our Board of Directors, annual elections of all of our directors will not begin until our 2025 annual meeting of shareholders (see Note 17 to the Company’s consolidated financial statements for further detail). These provisions will apply even if a takeover offer may be considered beneficial by some shareholders and could delay or prevent an acquisition that our Board of Directors determines is in the best interests of us and our shareholders. These provisions may also prevent or discourage attempts to remove and replace incumbent directors. These provisions may decrease the market price of our common stock.

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

To continue to provide high quality services, we require an adequate supply of skilled field managers and technicians. Trained and experienced automotive field personnel are in high demand, and may be in short supply in some areas, a challenge that has been highlighted by the tight labor market in recent years. We have experienced and expect to continue to experience more difficulty hiring skilled technicians than pre-pandemic and may be unable to replace employees as quickly as we need to fill positions in our stores. We cannot assure that we will be able to attract, motivate and maintain an adequate skilled workforce necessary to operate our existing and future stores efficiently, or that labor expenses will not continue to increase because of a shortage in the supply of skilled field personnel, thereby adversely impacting our financial performance. While the automotive repair industry generally operates with high field employee turnover, any material increases in employee turnover rates in our stores, inability to recruit new employees or any widespread employee dissatisfaction could also have a material adverse effect on our business, financial condition, and results of operations.

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

Challenging financial market conditions and changes in long-term interest rates could adversely impact the funded status of our pension plan.

We have a defined benefit pension plan covering employees who met eligibility requirements but is closed to new participants. As of March 30, 2024, the pension plan was overfunded on a projected benefit obligation basis by approximately $0.8 million. Included in our financial results are pension plan costs that are measured using actuarial valuations. The actuarial assumptions used may differ from actual results. In addition, because our pension plan assets are invested in marketable securities, fluctuations in market values can negatively impact our funded status, recorded pension liability, and future required minimum contribution levels. Similar to fluctuations in market values, a decline in the discount rate used in the actuarial assumptions can negatively impact our funded status, recorded pension liability and future contribution levels.

Monro, Inc. 2024 Form 10-K	17

RISK FACTORS

Also, continued changes in the mortality assumptions can impact our funded status. Further volatility in the performance of financial markets, changes in actuarial assumptions or changes in regulations regarding minimum funding requirements could require material increases to our expected cash contributions to the pension plans in future years.

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

We may be unable to achieve the priorities and initiatives set forth in our environmental, social and governance (“ESG”) report or otherwise meet the expectations of our stakeholders with respect to ESG matters.

Increasing governmental and societal attention to ESG matters, including expanding mandatory and voluntary reporting, and disclosure topics such as climate change, sustainability, natural resources, waste reduction, energy, human capital, and risk oversight could expand the nature, scope, and complexity of matters that we are required to control, assess, and report. We strive to create long-term value for our guests, employees and shareholders, and we report on certain priorities and initiatives related to ESG matters in our ESG report (which is not a part of, and is not incorporated into, this Form 10-K), such as plans relating to employee safety and energy efficiency. Our stakeholders expect us to make progress on our ESG priorities and initiatives. A failure or a perceived failure to meet these expectations could damage our reputation and have a material adverse effect on our business and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 1C Cybersecurity

Risk Management and Strategy

We execute a comprehensive cybersecurity program designed to provide structured and thorough cybersecurity risk management and governance. Our cybersecurity program is aligned with industry-wide recognized standards, such as the National Institute of Standards and Technology (NIST) Cybersecurity Framework. Our program prioritizes, among other things, prevention of unauthorized access; protection of sensitive information; detection, assessment, and response to cybersecurity threats; and continuous improvement of our cybersecurity measures. The Company has established comprehensive incident response and recovery plans, regularly tests and evaluates the effectiveness of those plans, and maintains cybersecurity risk insurance.

Our cybersecurity program has a set of controls and priorities with a multi-pronged approach that includes:

●Quarterly cybersecurity awareness training for teammates, monthly phishing simulation testing and other cybersecurity awareness campaigns (e.g., articles, flyers, cybersecurity awareness month);

●A dedicated security operations team to monitor, analyze, and respond to security threats 24/7;

● Security governance to manage and maintain security processes;

● Intrusion, detection, and prevention systems;

● A vulnerability management program to identify and remediate security liabilities;

● A configuration management program to harden systems based on industry standards;

● Industry-leading email security, endpoint detection, and response platforms;

● Threat intelligence from multiple resources to identify and anticipate emerging threats;

Monro, Inc. 2024 Form 10-K	18

RISK FACTORS

● Network and web application firewalls;

● Multi-factor authentication; and

● Network segmentation to isolate and safeguard critical systems and sensitive data.

The Company assesses cybersecurity risks on an ongoing basis, including assessing and deploying technical safeguards designed to protect its information systems from cybersecurity threats. We regularly evaluate new and emerging risks and ever-changing legal and compliance requirements and examine the effectiveness and maturity of our cyber defenses through various means, including internal audits, targeted testing, incident response exercises, maturity assessments, and industry benchmarking.

The Company engages with a range of external professionals, including cybersecurity experts, consultants, auditors, and legal counsel to leverage specialized knowledge, experience and insights, to help ensure our cybersecurity strategies and processes remain current. This includes:

●Engaging third-party experts to periodically advise and train our Board and management regarding the structure and oversight of our cybersecurity program, Incident Response Plan (“IRP”) and various cybersecurity-related matters;

●Retaining data security and data privacy legal counsel whose practice focuses on data breach response, information security compliance, and compliance with the data privacy laws in the various jurisdictions in which the Company operates; and

●Utilizing specialized consultants and third-party managed service providers to assist us with projects that will improve the Company’s IT infrastructure, strengthen our security posture and cybersecurity incident investigations, and improve our cyber readiness.

The Company has implemented processes to identify, prioritize, assess, mitigate and remediate risks associated with third-party service providers. As part of these processes, we conduct security assessments of critical third-party providers before engagement and contractually require third parties we engage to implement security programs commensurate with their risk.

In the event of a cybersecurity incident, a cross-functional team - led by the Senior Vice President - Chief Information Officer (our “CISO”) and Chief Legal Officer (“CLO”) - is equipped with a well-defined IRP. The IRP includes immediate actions to mitigate the impact of the incident, and long-term strategies for remediation and prevention of future incidents. Among other things, the IRP sets forth roles and responsibilities in connection with detecting, assessing, and mitigating cybersecurity incidents and outlines applicable communication and escalation protocols. The IRP includes controls and procedures that are designed to ensure prompt escalation of certain cybersecurity incidents to our Chief Executive Officer and Chief Financial Officer and to the Audit Committee so that, among other things, decisions regarding public disclosure and reporting of such incidents can be made in a timely manner. The Company regularly tests and evaluates the effectiveness of the IRP and the Company’s recovery plan.

Our cybersecurity program is designed to prevent unauthorized access and protect sensitive information, with a focus on continuous improvement of our cybersecurity measures. While we have not experienced any material cybersecurity threats or incidents to date, we can give no assurance that we will be able to prevent, identify, respond to, or mitigate the impact of all cybersecurity threats or incidents. To the extent future cybersecurity threats or incidents result in significant disruptions and costs to our operations, reduce the effectiveness of our internal control over financial reporting, or otherwise substantially impact our business, it could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations. For additional discussion on our cybersecurity risks, refer to Item 1A. “Risk Factors” of this Form 10-K.

Governance

Board Oversight

The Board of Directors oversees the management of risks inherent in the operation of our business, with a focus on the most significant risks that we face, including those related to cybersecurity. The Board of Directors has delegated oversight of cybersecurity, including privacy and information security, to the Audit Committee. As such, the Audit Committee is central to the Board of Directors oversight of cybersecurity risks and bears primary responsibility for this area. The Audit Committee is composed of independent directors with diverse expertise including risk management, strategic planning, finance, and accounting and controls, in addition to relevant experience of board practices of other public companies. Audit Committee members also attend both in-house and external training on cybersecurity matters which we believe equips them to oversee cybersecurity risks effectively.

Monro, Inc. 2024 Form 10-K	19

RISK FACTORS

Management’s Role

Our CISO has primary operational responsibility for the Company’s cybersecurity function. The CISO has served in various roles in information technology and information security for over 34 years, with eight years’ experience specifically in cybersecurity. The CISO, together with the Senior Director - Infrastructure & Security - who has 29 years’ experience in various information technology and information security roles and 10 years of cybersecurity experience - and the CLO have primary responsibility for assessing and managing material cybersecurity risks. This group, and their supporting teams, meet regularly to review security performance metrics, identify security risks, and assess the status of approved security enhancements. This group also considers and makes recommendations on security policies and procedures, security service requirements, and risk mitigation strategies.

The CISO plays a pivotal role in informing the Audit Committee on cybersecurity risks. She provides comprehensive presentations to the Audit Committee on a quarterly basis, or as needed. These presentations encompass a broad range of cybersecurity topics, which may include our cybersecurity program and governance processes; cyber risk monitoring and management; the status of projects to strengthen our cybersecurity and privacy capabilities; recent significant incidents or threats impacting our operations, industry, or third-party suppliers; and the emerging threat landscape. The Audit Committee actively participates and offers guidance in strategic decisions related to cybersecurity. This involvement helps ensure that cybersecurity considerations are integrated into our broader strategic and risk management objectives. Our CISO also meets with other senior leadership team members on a weekly basis. In addition, she meets with the Board of Directors on an annual basis, and as needed, where she reports on significant cybersecurity matters and strategic risk management decisions.

Monro, Inc. 2024 Form 10-K	20

PROPERTIES

Item 2. Properties

Company-operated Stores as of March 30, 2024	Stores	Company-operated Stores as of March 30, 2024	Stores
Arkansas	2	Minnesota	9
California	103	Missouri	25
Connecticut	35	Nevada	14
Delaware	7	New Hampshire	29
Florida	106	New Jersey	43
Georgia	13	New York	142
Idaho	4	North Carolina	56
Illinois	34	Ohio	135
Indiana	38	Pennsylvania	126
Iowa	18	Rhode Island	11
Kentucky	33	South Carolina	14
Louisiana	20	Tennessee	17
Maine	18	Vermont	7
Maryland	70	Virginia	68
Massachusetts	40	West Virginia	9
Michigan	31	Wisconsin	11
		Total	1,288

Company-operated Stores and Other Properties as of March 30, 2024
Stores
Owned	330
Leased	902
Owned buildings on leased land	56
Total	1,288

Our policy is to situate new Company-operated stores in the best locations, without regard to the form of ownership required to develop the locations. In general, we lease store sites for a five-year period with various renewal options. Giving effect to all renewal options, approximately 59 percent of the store leases (569 stores) expire after March 2034.

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

On June 1, 2023, we announced the planned sale of our corporate headquarters at 200 Holleder Parkway in Rochester, New York and our plan to relocate our corporate headquarters to another location in the greater Rochester area. We determined that the related assets of $5.9 million met the criteria to be classified as held for sale as of March 30, 2024.

Monro, Inc. 2024 Form 10-K	21

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

Item 4. Mine Safety Disclosures

Not applicable.

Monro, Inc. 2024 Form 10-K	22

OTHER INFORMATION

PART II

Item 5. Market for the Company's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the Nasdaq Stock Market under the symbol "MNRO". We are authorized to issue up to 65,000,000 shares of common stock, par value $0.01, and up to 150,000 shares of Class C Preferred Stock, par value $1.50. In May 2023, we entered into an agreement to reclassify our equity capital structure to eliminate the Class C Preferred. The Class C Preferred shares are subject to mandatory conversion prior to an agreed sunset date expected in 2026. For additional information regarding the equity capital structure reclassification, see Note 17 to the Company’s consolidated financial statements.

Share Repurchase Activity

On May 19, 2022, our Board of Directors authorized a share repurchase program for the repurchase of up to $150 million of shares of our common stock with no stated expiration. Under the program, we have repurchased 3.7 million shares of common stock at an average price of $37.61, for a total investment of $140.9 million. As of March 30, 2024, the dollar value of shares that may yet be purchased under the program is $9.1 million. We are currently prohibited from repurchasing our securities if there are outstanding amounts under the Credit Facility immediately before or after giving effect to the repurchase. For additional information regarding our Stock Repurchase Plan, see Note 16 to the Company’s consolidated financial statements.

Holders of Record

As of May 17, 2024, our common stock was held by approximately 44 shareholders of record. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

Dividends

Dividends declared per share for 2024, 2023, and 2022 are disclosed in our Consolidated Statements of Changes in Shareholders’ Equity. The declaration of future dividends will be at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, compliance with charter and contractual restrictions, and such other factors as the Board of Directors deems relevant. Our Credit Facility contains covenants that may limit, subject to certain exemptions, our ability to declare dividends and other distributions. For additional information regarding our Credit Facility, see Part II, Item 7, “Credit Facility” of this report and Note 6 to the Company’s consolidated financial statements.

Monro, Inc. 2024 Form 10-K	23

OTHER INFORMATION

Stock Performance Graph

	Fiscal Years Ended March
	2019	2020	2021	2022	2023	2024
Monro, Inc.	$100.00	$51.32	$78.33	$53.79	$61.38	$40.46
S&P SmallCap 600 Index	100.00	74.11	144.76	146.54	133.62	154.90
S&P Composite 1500 Specialty Retail Index	100.00	84.40	160.53	160.65	168.56	220.77

The graph above compares the cumulative total shareholder return on our common stock for the last five fiscal years ended March with the cumulative return on (i) the S&P SmallCap 600 Index and (ii) the S&P Composite 1500 Specialty Retail Index. The graph assumes the investment of $100 in Monro common stock, the S&P SmallCap 600 Index and the S&P Composite 1500 Specialty Retail Index, and reinvestment of all dividends.

Item 6. [Reserved]

Monro, Inc. 2024 Form 10-K	24

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

Recent Developments

On May 23, 2024, we entered into a Fourth Amendment to our Credit Facility, which, among other things, amends the terms of certain of the financial and restrictive covenants in the credit agreement to provide us with additional flexibility to operate our business from the first quarter of fiscal 2025 through the fourth quarter of fiscal 2026. See additional discussion under Part II, Item 9B, “Other Information”, and Note 6 to our consolidated financial statements.

2023 Divestiture

On June 17, 2022, we completed the sale of assets relating to our wholesale tire operations and internal tire distribution operations to ATD. The total purchase price was $102 million, consisting of $62 million paid by ATD at closing, of which $5 million was held in escrow, and the remaining $40 million to be paid quarterly over approximately three years based on our tire purchases from or through ATD pursuant to a distribution and fulfillment agreement. For details regarding the sale and subsequent proceeds, see Note 2 to our consolidated financial statements.

Economic Conditions

The United States economy has experienced high inflation during fiscal 2023 and fiscal 2024 and there are market expectations that inflation may remain at elevated levels for a sustained period. In addition, labor availability has continued to be constrained and market labor costs have continued to increase. The U.S. Federal Reserve Board also has increased interest rates during fiscal 2023 and fiscal 2024 and interest rate changes may occur in the coming months. These conditions may give rise to an economic slowdown, and perhaps a recession, and could further increase our costs and/or impact our revenues. It is unclear whether the current economic conditions and government responses to these conditions, including inflation, changing interest rates, and geopolitical uncertainty, will result in an economic slowdown or recession in the United States. If that occurs, demand for our products and services may decline, possibly significantly, which may significantly and adversely impact our business, results of operations and financial position.

Financial Summary

We operate on a 52/53-week fiscal year ending on the last Saturday in March. Fiscal year 2024 contained 53 weeks and fiscal 2023 contained 52 weeks. Any amounts noted as adjusted for days have been adjusted to remove the impact of the 53rd week in fiscal 2024.

Fiscal 2024 included the following notable items:

•Diluted earnings per common share (“EPS”) were $1.18.

•Adjusted diluted EPS, a non-GAAP measure, were $1.33.

•Sales decreased 3.7 percent, primarily due to closed stores and lower overall comparable store sales.

•Comparable store sales decreased 2.0 percent from the prior year, or a decrease of 3.9 percent when adjusted for days.

•Operating income of $71.4 million was 10.4 percent lower than the prior year.

•Net income was $37.6 million.

•Adjusted net income, a non-GAAP measure, was $42.4 million.

Earnings Per Common Share			Percent Change
	2024	2023	2024/2023
Diluted EPS	$1.18	$1.20	(1.7)%
Adjustments	0.15	0.17
Adjusted diluted EPS	$1.33	$1.36	(2.2)%

Note: Amounts may not foot due to rounding.

Monro, Inc. 2024 Form 10-K	25

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Analysis of Results of Operations

Summary of Operating Income			Percent Change
(thousands)	2024	2023	2024/2023
Sales	$1,276,789	$1,325,382	(3.7)%
Cost of sales, including distribution and occupancy costs	824,686	869,207	(5.1)
Gross profit	452,103	456,175	(0.9)
Operating, selling, general and administrative expenses	380,678	376,425	1.1
Operating income	$71,425	$79,750	(10.4)%

We have elected to omit discussion on the earliest of the three years covered by the consolidated financial statements presented. The discussion of our fiscal 2023 performance compared to our fiscal 2022 performance and our financial condition as of March 25, 2023 is incorporated herein by reference to Part I, Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in our Form 10-K for the fiscal year ended March 25, 2023, filed on May 22, 2023.

Sales

Sales include automotive undercar repair, tire replacement and tire related service sales, net of discounts, returns, etc., and revenue from the sale of warranty agreements and commissions earned from the delivery of tires. See Note 7 to the Company’s consolidated financial statements for additional information. We use comparable store sales to evaluate the performance of our existing stores by measuring the change in sales for a period over the comparable, prior-year period of equivalent length. There were 368 selling days in 2024 and 361 selling days in 2023.

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

Sales
(thousands)	2024	2023
Sales	$1,276,789	$1,325,382
Dollar change compared to prior year	$(48,593)
Percentage change compared to prior year	(3.7)%

The sales decrease was due to a decrease in sales from closed stores from the prior year, as well as a decrease in comparable store sales. The decrease in sales from closed stores was driven primarily by the sale of our wholesale tire locations, representing approximately $23.9 million in sales for fiscal 2023. The decrease in comparable store sales is primarily driven by a strained low-to-middle income consumer that disproportionately traded-down to tires at opening price points as the industry worked to clear-through an oversupply of lower-margin tires. Additionally, milder weather contributed to the general tire deferral cycle. This put pressure on overall tire units industry-wide across all regions of the country. This led to weaker store traffic, which was not supportive to sales of our higher-margin service categories. These decreases were partially offset by an increase in sales from new stores and franchise royalties. The following table shows the primary drivers of the change in sales between 2024 and 2023.

Monro, Inc. 2024 Form 10-K	26

MANAGEMENT’S DISCUSSION AND ANALYSIS

Sales Percentage Change	2024
Sales change	(3.7)%
Primary drivers of change in sales
Closed store sales (a)	(2.2)%
Comparable stores sales (b)	(2.0)%
New store sales (c)	0.3%
Franchise royalties	0.2%

(a)The change in closed store sales is primarily due to sales from the wholesale locations sold to American Tire Distributors (“ATD”).

(b)Comparable store sales decreased by 3.9 percent when adjusted for days.

(c)Sales from the fiscal 2023 acquisitions primarily represent the change.

Broad-based inflationary pressures impacting consumers partly led to lower demand in tires and our higher margin service categories during fiscal 2024. We expect the inflationary environment to continue to impact our customers in fiscal 2025.

Comparable Store Product Category Sales Change (a)	2024	2023
Tires	(4)%	5%
Maintenance Service	(2)%	5%
Brakes	(4)%	(1)%
Alignment	(4)%	(4)%
Front end/shocks	(8)%	(2)%

(a)The comparable store product category sales change for the year ended March 30, 2024 are adjusted for days.

Sales by Product Category	2024	2023
Tires	48%	50%
Maintenance service	28	27
Brakes	14	14
Steering (a)	8	8
Other	2	1
Total	100%	100%

(a) Steering product category includes front end/shocks and alignment product category sales.

Change in Number of Stores	2024
Beginning store count	1,299
Opened	1
Closed	(12)
Ending store count	1,288

Cost of Sales and Gross Profit

Gross Profit
(thousands)	2024	2023
Gross profit	$452,103	$456,175
Percentage of sales	35.4%	34.4%
Dollar change compared to prior year	$(4,072)
Percentage change compared to prior year	(0.9)%

Gross profit, as a percentage of sales, increased 100 basis points (“bps”) in 2024 as compared to the prior year. Retail material costs, as a percentage of sales, decreased due primarily to tire mix improvement and opportunistic pricing actions. Partially offsetting this increase in gross profit, as a percentage of sales, were increased retail occupancy costs, as a percentage of sales, as we lost leverage on these largely fixed costs with lower overall comparable store sales, as well as an increase in technician labor costs, as a percentage of sales, due to the impact from wage inflation.

Gross Profit as a Percentage of Sales Change	2024
Gross profit change	100	bps
Drivers of change in gross profit as a percentage of sales
Retail material costs	140	bps
Retail occupancy costs	(30)	bps
Technician labor costs	(10)	bps

Monro, Inc. 2024 Form 10-K	27

MANAGEMENT’S DISCUSSION AND ANALYSIS

Operating, Selling, General and Administrative Expenses

Operating, Selling, General and Administrative Expenses
(thousands)	2024	2023
Operating, Selling, General and Administrative Expenses	$380,678	$376,425
Percentage of sales	29.8%	28.4%
Dollar change compared to prior year	$4,253
Percentage change compared to prior year	1.1%

The increase of $4. 3 million in operating, selling, general and administrative (“OSG&A”) expenses from the prior year is primarily due to an increase in OSG&A expenses from the gain on the sale to ATD of our wholesale tire locations and distribution assets, net of closing costs and costs associated with the closing of a related warehouse and inventory adjustments during the prior year, comparable and new stores, store impairment charges, as well as transition costs related to back-office optimization. Partially offsetting these increases were decreases in costs related to closed stores, litigation reserve/settlement costs and other non-recurring costs.

OSG&A Expenses Change
(thousands)	2024
OSG&A expenses change	$4,253
Drivers of change in OSG&A expenses
Increase from gain on sale of wholesale tire locations and distribution assets, net	$3,800
Increase from comparable stores	$3,171
Increase from new stores	$1,187
Increase from store impairment charges	$933
Increase from transition costs related to back-office optimization	$875
Decrease from other non-recurring costs, net	$(264)
Decrease from litigation reserve/settlement costs	$(2,000)
Decrease from closed stores	$(3,449)

Other Performance Factors

Net Interest Expense

Net interest expense of $20.0 million for 2024 decreased $3.2 million as compared to the prior year and decreased as a percentage of sales from 1.7 percent to 1.6 percent. Weighted average debt outstanding for 2024 decreased by approximately $105 million as compared to 2023. This decrease is primarily related to lower finance lease debt related to our stores, as well as a decrease in debt outstanding under our Credit Facility. The weighted average interest rate increased approximately 70 basis points from the prior year due primarily to an increase in the Credit Facility’s floating borrowing rates.

Provision for Income Taxes

Our effective income tax rate was 27.6 percent for 2024 compared to 31.7 percent for 2023. The effective income tax rate for 2023 was higher by 4.1 percent, primarily due to discrete tax impacts from the divestiture of assets relating to our wholesale tire operations and internal tire distribution operations as well as the revaluation of deferred tax balances due to changes in the mix of pre-tax income in various U.S. state jurisdictions because of the divestiture. See Note 8 to the Company’s consolidated financial statements for additional information.

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

Monro, Inc. 2024 Form 10-K	28

MANAGEMENT’S DISCUSSION AND ANALYSIS

These non-GAAP financial measures are not intended to represent, and should not be considered more meaningful than, or as an alternative to, their most directly comparable GAAP measures. These non-GAAP financial measures may be different from similarly titled non-GAAP financial measures used by other companies.

Adjusted net income is summarized as follows:

Reconciliation of Adjusted Net Income
(thousands)	2024	2023
Net income	$37,571	$39,048
Store impairment charges	1,915	982
Net loss (gain) on sale of wholesale tire and distribution assets (a)	304	(3,496)
Store closing costs	208	515
Monro.Forward initiative costs	—	260
Acquisition due diligence and integration costs	5	31
Litigation reserve/settlement costs	—	2,000
Management restructuring/transition costs (b)	1,210	1,338
Costs related to shareholder matters	1,355	1,232
Transition costs related to back-office optimization	1,236	361
Corporate headquarters relocation costs	334	—
Provision for income taxes on pre-tax adjustments	(1,740)	(825)
Certain discrete tax items (c)	—	3,034
Adjusted net income	$42,398	$44,480

(a)Amounts include a loss on subsequent inventory adjustments in fiscal 2024, and gain on sale of related warehouse, net of associated closing costs, in fiscal 2023.

(b)Costs incurred in connection with restructuring and elimination of certain management positions.

(c)Certain discrete tax items related to the sale of our wholesale tire locations and tire distribution assets as well as the revaluation of deferred tax balances due to changes in the mix of pre-tax income in various U.S. state jurisdictions because of the sale.

Adjusted diluted EPS is summarized as follows:

Reconciliation of Adjusted Diluted EPS	2024	2023
Diluted EPS	$1.18	$1.20
Store impairment charges	0.04	0.02
Net loss (gain) on sale of wholesale tire and distribution assets	0.01	(0.08)
Store closing costs (a)	0.00	0.01
Monro.Forward initiative costs	—	0.01
Acquisition due diligence and integration costs (a)	0.00	0.00
Litigation reserve/settlement costs	—	0.05
Management restructuring/transition costs	0.03	0.03
Costs related to shareholder matters	0.03	0.03
Transition costs related to back-office optimization	0.03	0.01
Corporate headquarters relocation costs	0.01	—
Certain discrete tax items	—	0.09
Adjusted diluted EPS	$1.33	$1.36

(a)Amounts, in the periods presented, may be too minor in amount, net of the impact from income taxes, to have an impact on the calculation of adjusted diluted EPS.

Note: The calculation of the impact of non-GAAP adjustments on diluted EPS is performed on each line independently. The table may not add down by +/- $0.01 due to rounding.

The certain discrete tax items for 2023 are tax affected. The other adjustments to diluted EPS reflect adjusted effective tax rates of 26.5 percent and 25.6 percent for 2024 and 2023, respectively. These adjusted effective tax rates exclude the income tax impacts from share-based compensation and for 2024 and 2023 and exclude certain discrete tax items for 2023. See adjustments from the Reconciliation of Adjusted Net Income table above for pre-tax amounts.

Monro, Inc. 2024 Form 10-K	29

MANAGEMENT’S DISCUSSION AND ANALYSIS

Analysis of Financial Condition

Liquidity and Capital Resources

Capital Allocation

We expect to continue to generate positive operating cash flow as we have done in each of the last three fiscal years. We believe the cash we generate from our operations will allow us to continue to support business operations as well as invest in attractive acquisition opportunities intended to drive long-term sustainable growth, pay down debt and return cash to our shareholders through our dividend program.

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

Dividends

We paid cash dividends of $1.12 per share totaling $35.5 million in 2024 and $36.4 million in 2023.

Share Repurchases

We returned $44.5 million to shareholders through share repurchases during fiscal 2024, inclusive of excise tax of $0.4 million. The excise tax is assessed at one percent of the fair market value of net stock repurchases after December 31, 2022. For details regarding our share repurchase program, see Part II, Item 5, “Market for the Company's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this report and to our consolidated financial statements.

Working Capital Management

As of March 30, 2024, we had a working capital deficit of $201.9 million, an increase from $190.7 million as of March 25, 2023. The overall working capital deficit is a result of our supply chain finance program. We have agreed to contractual payment terms and conditions with our suppliers. As part of our working capital management, we facilitate a voluntary supply chain finance program to provide our suppliers with the opportunity to sell receivables due from Monro to a participating financial institution. For details regarding our supply chain finance program, see Note 15 to our consolidated financial statements.

Future Cash Requirements

We enter into contractual obligations in the ordinary course of business that may require future cash payments. Such obligations include, but are not limited to, debt service and leasing arrangements. The timing and nature of these obligations are expected to have an impact on our liquidity and capital requirements in future periods.

Contractual Obligations

Commitments Due by Period		Within	2 to	4 to	After
(thousands)	Total	1 Year	3 Years	5 Years	5 Years
Principal payments on long-term debt	$102,000			$102,000
Finance lease commitments/financing obligations (a)	350,900	$49,955	$92,853	76,516	$131,576
Operating lease commitments (a)	255,954	46,895	83,368	58,285	67,406
Total	$708,854	$96,850	$176,221	$236,801	$198,982

(a)Finance and operating lease commitments represent future undiscounted lease payments and include $77.2 million and $49.8 million, respectively, related to options to extend lease terms that are reasonably certain of being exercised.

Sources and Conditions of Liquidity

Our sources to fund our material cash requirements are predominantly cash from operations, availability under our Credit Facility, and cash and equivalents on hand.

Monro, Inc. 2024 Form 10-K	30

MANAGEMENT’S DISCUSSION AND ANALYSIS

Summary of Cash Flows

The following table presents a summary of our cash flows from operating, investing, and financing activities.

Summary of Cash Flows
(thousands)	2024	2023
Cash provided by operating activities	$125,196	$215,016
Cash (used for) provided by investing activities	(1,956)	26,546
Cash used for financing activities	(121,563)	(244,626)
Increase (decrease) in cash and equivalents	1,677	(3,064)
Cash and equivalents at beginning of period	4,884	7,948
Cash and equivalents at end of period	$6,561	$4,884

Cash provided by operating activities

For 2024, cash provided by operating activities was $125.2 million, which consisted of net income of $37.6 million, adjusted by non-cash charges of $86.3 million and by a change in operating assets and liabilities of $1.4 million. The non-cash charges were largely driven by $72.2 million of depreciation and amortization. The change in operating assets and liabilities was largely due to an increase in accrued expenses of $14.9 million, primarily related to timing of payroll and insurance payments. This source of cash was offset by our accounts payable and inventory balances being a use of cash of $9.8 million and $6.4 million, respectively.

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

Cash used for / provided by investing activities

For 2024, cash used for investing activities was $2.0 million. This was primarily due to cash used for capital expenditures, including property and equipment, of $25.5 million, offset by subsequent proceeds from the sale of our wholesale tire locations and distribution assets and from other property and equipment for $20.6 million and 2.9 million, respectively.

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

Cash used for financing activities

For 2024, cash used for financing activities was $121.6 million which was primarily due to the payment of finance lease principal and dividends of $39.0 million and $35.5 million, respectively, as well as payment on our Credit Facility, net of amounts borrowed during the period, of $3.0 million. Also, we used $44.0 million to repurchase common stock during 2024.

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

Monro, Inc. 2024 Form 10-K	31

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Within the Credit Facility, we have a sub-facility of $80 million available for the purpose of issuing standby letters of credit. The sub-facility requires fees aggregating 87.5 to 212.5 basis points annually of the face amount of each standby letter of credit, payable quarterly in arrears. There was a $30.1 million outstanding letter of credit at March 30, 2024.

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

We were in compliance with all debt covenants at March 30, 2024.

On May 23, 2024, we entered into an amendment (the “Fourth Amendment”) to our Credit Facility. The Fourth Amendment amends the terms of certain of the financial and restrictive covenants in the Credit Facility to provide us with additional flexibility to operate our business from the first quarter of fiscal 2025 through the fourth quarter of fiscal 2026 (the “Covenant Relief Period”). We may voluntarily exit the Covenant Relief Period at any time, which would revert the terms of the Credit Facility to the terms existing before the Fourth Amendment, with the exception of the modified definition of “EBITDAR,” described below.

During the Covenant Relief Period, the minimum interest coverage ratio will be reduced from 1.55x to 1.00x to: (a) 1.25x to 1.00x from the first quarter of fiscal 2025 through the first quarter of fiscal 2026; (b) 1.35x to 1.00x from the second quarter of fiscal 2026 through the fourth quarter of fiscal 2026; and (c) 1.55x to 1.00x for the first quarter of fiscal 2027 and thereafter. During the Covenant Relief Period, the maximum ratio of adjusted debt to EBITDAR remains at 4.75x to 1.00x, except that, if we completed a qualified acquisition during the Covenant Relief Period, the maximum ratio would increase to 5.00x to 1.00x for a certain 12-month period after the qualified acquisition. In addition, the Fourth Amendment modifies the definition of “EBITDAR” to permit add-backs relating to expenses, and restrict add-backs related to gains, associated with store closures of (a) all non-cash items and (b) cash items up to 20% of EBITDA from the first quarter of fiscal 2025 through the fourth quarter of fiscal 2026 and up to 15% of EBITDA from the first quarter of fiscal 2027 and thereafter.

During the Covenant Relief Period, the interest rate spread charged on borrowings increases by 25 basis points.

During the Covenant Relief Period, the restrictions on our ability to declare dividends were modified to reduce the cushion inside the threshold required for us to be able to declare dividends without restriction from 0.50x to 0.25x. In addition, during the Covenant Relief Period, we must have minimum liquidity of at least $400 million to declare dividends. We are prohibited from repurchasing our securities during the Covenant Relief Period if there are outstanding amounts under the Credit Facility immediately before or after giving effect to the repurchase. During the Covenant Relief Period, we may acquire stores or other businesses as long as we have minimum liquidity of at least $400 million after completing the acquisition.

Except as amended by the First Amendment, Second Amendment, Third Amendment and Fourth Amendment, the remaining terms of the Credit Facility remain in full force and effect.

As of May 17, 2024, we had approximately $6.9 million in cash on hand. In addition, we had $472.9 million available under the Credit Facility as of May 17, 2024.

Monro, Inc. 2024 Form 10-K	32

MANAGEMENT’S DISCUSSION AND ANALYSIS

We believe that our sources of liquidity, namely cash flow from operations, availability under our Credit Facility, and cash and equivalents on hand, will continue to be adequate to meet our contractual obligations, working capital and capital expenditure needs, finance acquisitions, fund debt maturities, and pay dividends for at least the next 12 months and the foreseeable future.

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

Monro, Inc. 2024 Form 10-K	33

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

We measure and recognize the tax benefit from an uncertain tax position taken or expected to be taken on an income tax return based on the largest benefit that we determine is more likely than not of being realized upon settlement. We use significant judgment and estimates in evaluating our tax positions. Due to the complexity of some of these uncertain tax positions, the ultimate resolution may result in an actual tax liability that differs from our estimated tax liabilities for unrecognized tax benefits and our effective tax rate may be materially impacted. Income taxes are described further in Note 8 of the Company’s consolidated financial statements.

Accounting Standards

See “Recent Accounting Pronouncements” in Note 1 to the Company’s consolidated financial statements for a discussion of the impact of recently issued accounting standards on our consolidated financial statements as of March 30, 2024 and for the year then ended, as well as the expected impact on the consolidated financial statements for future periods.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from potential changes in interest rates. As of March 30, 2024, excluding finance leases and financing obligations, we had no debt financing at fixed interest rates, for which the fair value would be affected by changes in market interest rates. Our cash flow exposure on floating rate debt would result in annual interest expense fluctuations of approximately $1.0 million, based upon our debt position as of March 30, 2024, given a change in SOFR of 100 basis points. Debt financing had a carrying amount and a fair value of $102.0 million as of March 30, 2024, as compared to a carrying amount and a fair value of $105.0 million as of March 25, 2023.

Monro, Inc. 2024 Form 10-K	34

FINANCIAL STATEMENTS

INDEX

Item 8. Financial Statements and Supplementary Data

Monro, Inc. 2024 Form 10-K	35

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 30, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on our assessment, management determined that the Company maintained effective internal control over financial reporting as of March 30, 2024.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, is appointed by the Company’s Audit Committee. PricewaterhouseCoopers LLP has audited the consolidated financial statements included in this Annual Report on Form 10-K and the effectiveness of the Company’s internal control over financial reporting as of March 30, 2024, and as a part of their integrated audit, has issued their report, included herein, on the effectiveness of the Company’s internal control over financial reporting.

/s/ Michael T. Broderick  /s/ Brian J. D’Ambrosia

Michael T. Broderick  Brian J. D’Ambrosia

Chief Executive Officer  Chief Financial Officer

(Principal Executive Officer) (Principal Financial Officer)

May 28, 2024

Monro, Inc. 2024 Form 10-K	36

FINANCIAL STATEMENTS

REPORTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Monro, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Monro, Inc. and its subsidiaries (the “Company”) as of March 30, 2024 and March 25, 2023, and the related consolidated statements of income and comprehensive income, of shareholders’ equity and of cash flows for each of the three years in the period ended March 30, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of March 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 30, 2024 and March 25, 2023, and the results of its operations and its cash flows for each of the three years in the period ended March 30, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Monro, Inc. 2024 Form 10-K	37

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

Evaluation of Long-Lived Assets for Impairment for Certain Asset Groups

As described in Notes 1, 4 and 12 to the consolidated financial statements, property and equipment, net, finance lease and financing obligation assets, net and operating lease assets, net were $280 million, $181 million and $203 million, respectively, as of March 30, 2024. As disclosed by management, an assessment of potential impairment to long-lived assets is performed by management whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. The carrying value of an asset group is considered impaired when its carrying value exceeds its estimated undiscounted future cash flows. The amount of any impairment loss recorded is calculated as the excess of the asset group’s carrying value over its fair value. During the fourth quarter, management considered changes in the actual and forecasted financial performance of certain asset groups and determined such events indicated that a triggering event occurred for certain asset groups. Management assessed the recoverability of certain asset groups through the use of an undiscounted cash flow model, which involved significant judgment in a number of assumptions, including projected revenues and operating income.

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

May 28, 2024

We have served as the Company’s auditor since at least 1984. We have not been able to determine the specific year we began serving as auditor of the Company.

Monro, Inc. 2024 Form 10-K	38

FINANCIAL STATEMENTS

Consolidated Balance Sheets

(thousands, except footnotes)	March 30, 2024	March 25, 2023
Assets
Current assets
Cash and equivalents	$6,561	$4,884
Accounts receivable	11,738	13,294
Inventory	154,085	147,397
Other current assets	80,905	92,892
Total current assets	253,289	258,467
Property and equipment, net	280,154	304,989
Finance lease and financing obligation assets, net	180,803	217,174
Operating lease assets, net	202,718	211,101
Goodwill	736,435	736,457
Intangible assets, net	13,298	16,562
Assets held for sale	6,961	—
Other non-current assets	19,156	29,365
Long-term deferred income tax assets	—	2,762
Total assets	$1,692,814	$1,776,877
Liabilities and shareholders' equity
Current liabilities
Current portion of finance leases and financing obligations	$38,233	$39,982
Current portion of operating lease liabilities	39,442	37,520
Accounts payable	251,940	261,724
Federal and state income taxes payable	880	541
Accrued payroll, payroll taxes and other payroll benefits	21,205	15,951
Accrued insurance	55,547	47,741
Deferred revenue	15,155	15,422
Other current liabilities	32,754	30,296
Total current liabilities	455,156	449,177
Long-term debt	102,000	105,000
Long-term finance leases and financing obligations	249,484	295,281
Long-term operating lease liabilities	181,852	191,107
Other long-term liabilities	10,553	10,721
Long-term deferred income tax liabilities	36,962	30,460
Long-term income taxes payable	32	209
Total liabilities	1,036,039	1,081,955
Commitments and contingencies – Note 14
Shareholders' equity
Class C Convertible Preferred stock	29	29
Common stock	400	400
Treasury stock	(250,115)	(205,648)
Additional paid-in capital	254,484	250,702
Accumulated other comprehensive loss	(3,451)	(4,115)
Retained earnings	655,428	653,554
Total shareholders' equity	656,775	694,922
Total liabilities and shareholders' equity	$1,692,814	$1,776,877

Class C Convertible Preferred stock Authorized 150,000 shares, $1.50 par value, one preferred stock share to 61.275 common stock shares and one preferred stock share to 23.389 common stock shares conversion value as of March 30, 2024 and March 25, 2023, respectively: 19,664 shares issued and outstanding

Common stock Authorized 65,000,000 shares, $0.01 par value; 40,017,264 shares issued as of March 30, 2024 and 39,966,401 shares issued as of March 25, 2023

Treasury stock 10,104,688 and 8,561,121 shares as of March 30, 2024 and as of March 25, 2023, respectively, at cost

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. 2024 Form 10-K	39

FINANCIAL STATEMENTS

Consolidated Statements of Income and Comprehensive Income

(thousands, except per share data)	2024	2023	2022
Sales	$1,276,789	$1,325,382	$1,359,328
Cost of sales, including distribution and occupancy costs	824,686	869,207	877,492
Gross profit	452,103	456,175	481,836
Operating, selling, general and administrative expenses	380,678	376,425	380,538
Operating income	71,425	79,750	101,298
Interest expense, net of interest income	20,005	23,176	24,631
Other income, net	(460)	(593)	(618)
Income before income taxes	51,880	57,167	77,285
Provision for income taxes	14,309	18,119	15,717
Net income	$37,571	$39,048	$61,568
Other comprehensive income
Changes in pension, net	664	379	125
Other comprehensive income	664	379	125
Comprehensive income	$38,235	$39,427	$61,693
Earnings per share
Basic	$1.18	$1.20	$1.82
Diluted	$1.18	$1.20	$1.81
Weighted average common shares outstanding
Basic	30,903	32,144	33,527
Diluted	31,894	32,653	34,038

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. 2024 Form 10-K	40

FINANCIAL STATEMENTS

Consolidated Statements of Changes in Shareholders’ Equity

	Class C							Accumulated
	Convertible						Additional	Other
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Comprehensive	Retained	Total
(thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at March 27, 2021	20	$29	39,848	$398	6,360	$(108,729)	$238,244	$(4,619)	$624,361	$749,684
Net income									61,568	61,568
Other comprehensive income
Pension liability adjustment								125		125
Dividends declared
Preferred									(469)	(469)
Common									(34,205)	(34,205)
Dividend payable									(131)	(131)
Stock options and restricted stock			59	1			2,003			2,004
Share-based compensation							4,330			4,330
Balance at March 26, 2022	20	$29	39,907	$399	6,360	$(108,729)	$244,577	$(4,494)	$651,124	$782,906
Net income									39,048	39,048
Other comprehensive income
Pension liability adjustment								379		379
Dividends declared
Preferred									(515)	(515)
Common									(35,889)	(35,889)
Dividend payable									(214)	(214)
Repurchase of stock					2,201	(96,919)				(96,919)
Stock options and restricted stock			59	1			474			475
Share-based compensation							5,651			5,651
Balance at March 25, 2023	20	$29	39,966	$400	8,561	$(205,648)	$250,702	$(4,115)	$653,554	$694,922
Net income									37,571	37,571
Other comprehensive income
Pension liability adjustment								664		664
Dividends declared
Preferred									(1,141)	(1,141)
Common									(34,364)	(34,364)
Dividend payable									(192)	(192)
Repurchase of stock (a)					1,544	(44,467)				(44,467)
Stock options and restricted stock			51				(526)			(526)
Share-based compensation							4,308			4,308
Balance at March 30, 2024	20	$29	40,017	$400	10,105	$(250,115)	$254,484	$(3,451)	$655,428	$656,775

(a)Inclusive of excise tax of $0.4 million for the year ended March 30, 2024. The excise tax is assessed at one percent of the fair value of net stock repurchased after December 31, 2022.

We declared $1.12, $1.12 and $1.02 dividends per common share or equivalent for the years ended March 30, 2024, March 25, 2023 and March 26, 2022, respectively.

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. 2024 Form 10-K	41

FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows

(thousands)	2024	2023	2022
Operating activities
Net income	$37,571	$39,048	$61,568
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	72,204	77,037	81,169
Share-based compensation expense	4,308	5,651	4,330
Gain on disposal of assets	(1,187)	(4,668)	(932)
Gain on divestiture	—	(2,394)	—
Impairment of long-lived assets	1,915	982	759
Deferred income tax expense	9,031	4,242	14,019
Change in operating assets and liabilities (excluding acquisitions and divestitures)
Accounts receivable	1,556	(2,483)	527
Inventories	(6,354)	(18,205)	(2,390)
Other current assets	(7,356)	(8,962)	(6,679)
Other non-current assets	46,028	36,841	31,115
Accounts payable	(9,784)	129,735	19,611
Accrued expenses	14,929	(2,651)	(3,984)
Federal and state income taxes payable	339	(2,380)	13,765
Other long-term liabilities	(37,827)	(36,403)	(38,674)
Long-term income taxes payable	(177)	(374)	(445)
Cash provided by operating activities	125,196	215,016	173,759
Investing activities
Capital expenditures	(25,480)	(38,990)	(27,830)
Acquisitions, net of cash acquired	—	(6,685)	(83,333)
Proceeds from divestiture	—	56,586	—
Deferred proceeds received from divestiture	20,596	8,671	—
Proceeds from the disposal of assets	2,953	7,220	1,240
Other	(25)	(256)	122
Cash (used for) provided by investing activities	(1,956)	26,546	(109,801)
Financing activities
Proceeds from borrowings	155,568	156,795	166,276
Principal payments on long-term debt, finance leases and financing obligations	(197,599)	(267,804)	(219,219)
Repurchase of stock	(44,044)	(96,919)	—
Exercise of stock options	17	733	2,144
Dividends paid	(35,505)	(36,404)	(34,674)
Deferred financing costs	—	(1,027)	(497)
Cash used for financing activities	(121,563)	(244,626)	(85,970)
Increase (decrease) in cash and equivalents	1,677	(3,064)	(22,012)
Cash and equivalents at beginning of period	4,884	7,948	29,960
Cash and equivalents at end of period	$6,561	$4,884	$7,948
Supplemental information
Interest paid, net	$19,882	$22,857	$24,312
Income taxes paid, net of (refund)	5,283	16,936	(11,611)
Leased assets (reduced) obtained in exchange for (reduced) new finance lease liabilities	(5,258)	(11,156)	8,833
Leased assets obtained in exchange for new operating lease liabilities	28,652	30,142	12,401

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. 2024 Form 10-K	42

FINANCIAL STATEMENTS

NOTES

Note 1 – Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of business

Monro, Inc. and its direct and indirect subsidiaries (together, “Monro”, the “Company”, “we”, “us”, or “our”), are engaged principally in providing automotive undercar repair and tire replacement sales and tire related services in the United States. Monro had 1,288 Company-operated retail stores located in 32 states and 50 Car-X franchised locations as of March 30, 2024.

A certain number of our retail locations also service commercial customers. Our locations that serve commercial customers generally operate consistently with our other retail locations, except that the sales mix for these locations includes a higher number of commercial tires.

As of March 30, 2024, Monro had two retread facilities. The retread facilities re-manufacture tires through the replacement of tread on worn tires that are later sold to customers.

Monro’s operations are organized and managed as one single segment designed to offer our customers replacement tires and tire related services, automotive undercar repair services as well as a broad range of routine maintenance services, primarily on passenger cars, light trucks and vans. We also provide other products and services for brakes; mufflers and exhaust systems; and steering, drive train, suspension and wheel alignment. The internal management financial reporting that is the basis for evaluation to assess performance and allocate resources by our chief operating decision maker consists of consolidated data that includes the results of our retail and commercial locations. As such, our one operating segment reflects how our operations are managed, how resources are allocated, how operating performance is evaluated by senior management, and the structure of our internal financial reporting.

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

Fiscal year

We operate on a 52/53-week fiscal year ending on the last Saturday in March. Fiscal year 2024 contains 53 weeks and fiscals 2023 and 2022 each contained 52 weeks. Unless specifically indicated otherwise, any references to “2024” or “fiscal 2024,” “2023” or “fiscal 2023,” and “2022” or “fiscal 2022” relate to the years ended March 30, 2024, March 25, 2023, and March 26, 2022, respectively.

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

Monro, Inc. 2024 Form 10-K	43

FINANCIAL STATEMENTS

NOTES

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

Monro, Inc. 2024 Form 10-K	44

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

Operating lease expense is recognized on a straight-line basis over the lease term and is included in cost of sales, including occupancy costs (“cost of sales”) or OSG&A expense. Amortization expense for finance leases is recognized on a straight-line basis over the lease term and is included in cost of sales or OSG&A expense. Interest expense for finance leases is recognized using the effective interest method, and is included in interest expense, net of interest income. Variable payments, short-term rentals and payments associated with non-lease components are expensed as incurred.

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

We have one reporting unit which encompasses all operations including new acquisitions. In performing our annual goodwill impairment test, we perform a qualitative assessment to determine if it is more likely than not that the fair value is less than the carrying value of goodwill. The qualitative assessment includes a review of business changes, economic outlook, financial trends and forecasts, growth rates, industry data, market capitalization, and other relevant qualitative factors. If the qualitative factors indicate a potential impairment, we compare the fair value of our reporting unit to the carrying value of our reporting unit. If the fair value is less than its carrying value, an impairment charge is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill. As a result of our annual qualitative assessment performed in the third quarter of 2024, we determined that it is not more likely than not that the fair value is less than the carrying value. No impairment was recorded in 2024, 2023 or 2022.

Our intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses and are amortized over their estimated useful lives. All intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that an impairment may exist. If such indicators are present, it is determined whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying values. Based on our review as of March 30, 2024, we concluded that the carrying values of our intangible assets were not impaired. No impairment was recorded in 2024, 2023 or 2022.

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

Monro, Inc. 2024 Form 10-K	45

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

Black-Scholes Valuation Model Assumptions
(weighted average)	2024	2023	2022
Risk-free interest rate (a)	4.22%	2.85%	0.61%
Expected term (years) (b)	4	4	4
Expected volatility (c)	40.6%	38.7%	34.9%
Dividend yield (d)	3.07%	2.33%	1.78%

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

Monro, Inc. 2024 Form 10-K	46

FINANCIAL STATEMENTS

NOTES

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

2023

During 2023, we acquired the following businesses for an aggregate purchase price of $6.4 million. The acquisitions were financed through our Credit Facility, as defined in Note 6. The results of operations for these acquisitions are included in our financial results from the respective acquisition dates. On February 19, 2023, we acquired five retail tire and automotive repair stores located in Iowa and Illinois from Hawkeye Mufflers Inc. These stores are operating under the Car-X name. On December 4, 2022, we acquired one retail tire and automotive repair store operating as a Car-X franchise location in Wisconsin from Spinler’s Service Systems, Inc. This store operates under the Car-X name.

Monro, Inc. 2024 Form 10-K	47

FINANCIAL STATEMENTS

NOTES

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

We accounted for each 2023 acquisition as a business combination using the acquisition method of accounting in accordance with the FASB ASC Topic 805, “Business Combinations.” As a result of the updated purchase price allocation for the 2023 acquisitions, certain of the fair value amounts previously estimated were adjusted during the measurement period. These measurement period adjustments resulted from updated valuation reports and appraisals received from our external valuation specialists, as well as revisions to internal estimates. The measurement period adjustments were not material to the Consolidated Balance Sheet as of March 30, 2024 and March 25, 2023 and the Consolidated Statement of Income and Comprehensive Income for 2024 and 2023.

The assets acquired and liabilities assumed were recorded at their assigned acquisition-date fair values and were consolidated with those of the Company as of the acquisition date. The consideration transferred over the net identifiable assets acquired was recorded as goodwill.

2023 Acquisition-date Fair Values Assigned
(thousands)
Inventory	$108
Other current assets	80
Property and equipment	82
Operating lease assets	5,310
Intangible assets	153
Long-term deferred income tax assets	88
Total assets acquired	5,821
Current portion of operating lease liabilities	448
Other current liabilities	4
Long-term operating lease liabilities	5,202
Total liabilities assumed	5,654
Total net identifiable assets acquired	$167
Total consideration transferred	$6,425
Less: total net identifiable assets acquired	167
Goodwill	$6,258

We have recorded customer list intangible assets with a useful life of seven years at their estimated fair value of approximately $0.2 million to amortizable intangible assets. We have recorded acquired ROU assets at the present value of remaining lease payments adjusted to reflect unfavorable market terms of the lease.

Divestitures

2023

On June 17, 2022, we completed the divestiture of assets relating to our wholesale tire operations (seven locations) and internal tire distribution operations to American Tire Distributors, Inc. (“ATD”). We received $62 million from ATD at the closing of the transaction, of which approximately $5 million was held in escrow and subsequently paid in December 2023. The remaining $40 million (“Earnout”) of the total consideration of $102 million will be paid quarterly over approximately three years based on our tire purchases from or through ATD pursuant to a distribution and fulfillment agreement with ATD. We received $16.0 million of the Earnout during fiscal 2024, $8.7 million of the Earnout was received during fiscal 2023 and $15.3 million of the Earnout is outstanding as of March 30, 2024. Under a distribution agreement between us and ATD, ATD agreed to supply and sell tires to retail locations we own.

Monro, Inc. 2024 Form 10-K	48

FINANCIAL STATEMENTS

NOTES

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

In connection with this transaction in fiscal 2023, we recognized a pre-tax gain of $2.4 million within OSG&A expenses. We also recognized a gain of $1.1 million on the subsequent sale of related warehouses, net of associated closing costs, within OSG&A expenses. Additionally, we incurred $1.3 million in costs in connection with restructuring and elimination of certain executive management positions upon completion of the divestiture in the year ended March 25, 2023.

For additional information regarding discrete tax impacts because of the divestiture, see Note 8.

Note 3 – Other Current Assets

Other Current Assets
(thousands)	March 30, 2024	March 25, 2023
Prepaid assets	$30,440	$22,309
Divestiture deferred proceeds receivable	15,335	19,892
Vendor rebates receivable	14,020	18,795
Other	21,110	31,896
Total	$80,905	$92,892

Note 4 – Property and Equipment

The major classifications of property and equipment are as follows:

Property and Equipment
(thousands)	March 30, 2024	March 25, 2023
Land	$83,590	$84,936
Buildings and improvements	300,198	307,489
Equipment, signage, and fixtures	320,079	310,849
Vehicles	15,977	22,720
Construction-in-progress	5,211	5,735
Property and equipment	725,055	731,729
Less - Accumulated depreciation	444,901	426,740
Property and equipment, net	$280,154	$304,989

Depreciation expense totaled $38.8 million, $40.9 million, and $42.7 million for 2024, 2023, and 2022, respectively.

Note 5 – Goodwill and Intangible Assets

Reconciliation of Changes in Goodwill
(thousands)	2024	2023
Balance at beginning of period	$736,457	$776,714
Current fiscal year acquisitions	—	6,280
Current fiscal year divestiture	—	(46,426)
Adjustments to prior fiscal year acquisitions	(22)	(111)
Balance at end of period	$736,435	$736,457

Monro, Inc. 2024 Form 10-K	49

FINANCIAL STATEMENTS

NOTES

Intangible Assets	March 30, 2024		March 25, 2023
	Gross	Accumulated	Gross	Accumulated
(thousands)	Carrying Amount	Amortization	Carrying Amount	Amortization
Customer lists	$31,043	$25,654	$31,043	$23,967
Trade names	16,432	11,957	16,432	11,139
Franchise agreements and reacquired rights	8,800	5,366	8,800	4,607
Other intangible assets	50	50	50	50
Total	$56,325	$43,027	$56,325	$39,763

Estimated Weighted Average Useful Lives	Life (Years)
Customer lists	10
Trade names	15
Franchise agreements and reacquired rights	12

Amortization expense was $3.3 million, $3.7 million, and $4.2 million for 2024, 2023, and 2022, respectively.

Estimated Future Amortization Expense
(thousands)	Amortization
2025	$2,896
2026	2,677
2027	2,327
2028	2,182
2029	1,826

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

Monro, Inc. 2024 Form 10-K	50

FINANCIAL STATEMENTS

NOTES

At both March 30, 2024 and March 25, 2023, the interest rate spread paid by the Company was 125 basis points over SOFR.

Within the Credit Facility, we have a sub-facility of $80 million available for the purpose of issuing standby letters of credit. The sub-facility requires fees aggregating 87.5 to 212.5 basis points annually of the face amount of each standby letter of credit, payable quarterly in arrears. There was a $30.1 million and $29.6 million outstanding letter of credit as of March 30, 2024 and March 30, 2023, respectively.

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

There was $102.0 million outstanding and $467.9 million available under the Credit Facility as of March 30, 2024.

We were in compliance with all debt covenants as of March 30, 2024.

On May 23, 2024, we entered into an amendment (the “Fourth Amendment”) to our Credit Facility. The Fourth Amendment amends the terms of certain of the financial and restrictive covenants in the Credit Facility to provide us with additional flexibility to operate our business from the first quarter of fiscal 2025 through the fourth quarter of fiscal 2026 (the “Covenant Relief Period”). We may voluntarily exit the Covenant Relief Period at any time, which would revert the terms of the Credit Facility to the terms existing before the Fourth Amendment, with the exception of the modified definition of “EBITDAR,” described below.

During the Covenant Relief Period, the minimum interest coverage ratio will be reduced from 1.55x to 1.00x to: (a) 1.25x to 1.00x from the first quarter of fiscal 2025 through the first quarter of fiscal 2026; (b) 1.35x to 1.00x from the second quarter of fiscal 2026 through the fourth quarter of fiscal 2026; and (c) 1.55x to 1.00x for the first quarter of fiscal 2027 and thereafter. During the Covenant Relief Period, the maximum ratio of adjusted debt to EBITDAR remains at 4.75x to 1.00x, except that, if we completed a qualified acquisition during the Covenant Relief Period, the maximum ratio would increase to 5.00x to 1.00x for a certain 12-month period after the qualified acquisition. In addition, the Fourth Amendment modifies the definition of “EBITDAR” to permit add-backs relating to expenses, and restrict add-backs related to gains, associated with store closures of (a) all non-cash items and (b) cash items up to 20% of EBITDA from the first quarter of fiscal 2025 through the fourth quarter of fiscal 2026 and up to 15% of EBITDA from the first quarter of fiscal 2027 and thereafter.

During the Covenant Relief Period, the interest rate spread charged on borrowings increases by 25 basis points.

During the Covenant Relief Period, the restrictions on our ability to declare dividends were modified to reduce the cushion inside the threshold required for us to be able to declare dividends without restriction from 0.50x to 0.25x. In addition, during the Covenant Relief Period, we must have minimum liquidity of at least $400 million to declare dividends. We are prohibited from repurchasing our securities during the Covenant Relief Period if there are outstanding amounts under the Credit Facility immediately before or after giving effect to the repurchase. During the Covenant Relief Period, we may acquire stores or other businesses as long as we have minimum liquidity of at least $400 million after completing the acquisition.

Except as amended by the First Amendment, Second Amendment, Third Amendment and Fourth Amendment, the remaining terms of the Credit Facility remain in full force and effect.

Long-term debt had a carrying amount and a fair value of $102.0 million as of March 30, 2024, as compared to a carrying amount and a fair value of $105.0 million as of March 25, 2023. The carrying value of our debt approximated its fair value due to the variable interest nature of the debt.

Monro, Inc. 2024 Form 10-K	51

FINANCIAL STATEMENTS

NOTES

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

Revenues
(thousands)	2024	2023	2022
Tires (a)	$616,075	$655,113	$716,325
Maintenance Service	357,197	356,936	330,732
Brakes	175,421	178,468	174,854
Steering	104,235	109,725	109,793
Exhaust	19,068	22,474	24,398
Franchise Royalties	4,793	2,666	3,226
Total	$1,276,789	$1,325,382	$1,359,328

(a) Includes the sale of tire road hazard warranty agreements and tire delivery commissions.

Revenue from the sale of tire road hazard warranty agreements is initially deferred and is recognized over the contract period as costs are expected to be incurred, typically 21 to 36 months. The deferred revenue balances at March 30, 2024 and March 25, 2023 were $21.7 million and $22.4 million, respectively, of which $15.2 million and $15.4 million, respectively, are reported in Deferred revenue and $6.5 million and $7.0 million, respectively, are reported in Other long-term liabilities in our Consolidated Balance Sheets.

Changes in Deferred Revenue
(thousands)	2024	2023
Balance at beginning of period	$22,354	$20,632
Deferral of revenue	21,590	23,093
Recognition of revenue	(22,257)	(21,371)
Balance at end of period	$21,687	$22,354

We expect to recognize $15.2 million of deferred revenue related to road hazard warranty agreements during our fiscal year ending March 29, 2025 and $6.5 million of such deferred revenue thereafter.

Under various arrangements, we receive from certain tire vendors, a delivery commission and reimbursement for the cost of the tire that we may deliver to customers on behalf of the tire vendor. The commission we earn from these transactions is as an agent and the net amount retained is recorded as sales.

Note 8 – Income Taxes

Provision for Income Taxes
(thousands)	2024	2023	2022
Current:
Federal	$4,910	$11,174	$256
State	368	2,703	1,442
Total current	5,278	13,877	1,698
Deferred:
Federal	5,649	1,855	12,602
State	3,382	2,387	1,417
Total deferred	9,031	4,242	14,019
Total provision	$14,309	$18,119	$15,717

Monro, Inc. 2024 Form 10-K	52

FINANCIAL STATEMENTS

NOTES

Income Tax Rate Reconciliation	2024	2023	2022
Expected U.S. federal income taxes at statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	5.7	4.9	3.0
Tax adjustments (a)	0.0	5.3	(4.0)
Other	0.9	0.5	0.3
Effective tax rate	27.6%	31.7%	20.3%

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

Net Deferred Tax Asset/(Liability)
(thousands)	March 30, 2024	March 25, 2023
Deferred tax assets:
Lease liabilities	$155,158	$174,055
Insurance Accrual	11,304	10,288
Other	15,060	15,670
Total gross deferred tax assets	181,522	200,013
Valuation allowance	(162)	—
Total deferred tax assets	181,360	200,013
Deferred tax liabilities:
Leased assets	(120,479)	(136,057)
Goodwill	(79,895)	(70,145)
Property and equipment	(16,099)	(20,631)
Other	(1,849)	(878)
Total deferred tax liabilities	(218,322)	(227,711)
Total net deferred tax liability	$(36,962)	$(27,698)

We have $6.1 million of state net operating loss carryforwards available as of March 30, 2024. The state net operating loss carryforwards expire in varying amounts through 2044.

We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of March 30, 2024, we concluded, based on the weight of all available positive and negative evidence, that most of our deferred tax assets are more likely than not to be realized.

Changes in Liability for Unrecognized Tax Benefits
(thousands)	2024	2023	2022
Balance at beginning of period	$3,709	$5,006	$5,035
Additions based on tax positions related to the current year	—	97	1,271
Additions for tax positions of prior years	67	—	49
Reductions for tax positions of prior years	—	(224)	—
Lapse in statutes of limitation	(1,391)	(1,170)	(1,349)
Balance at end of period	$2,385	$3,709	$5,006

The total amount of unrecognized tax benefits was $2.4 million, $3.7 million, and $5.0 million at March 30, 2024, March 25, 2023, and March 26, 2022, respectively, the majority of which, if recognized, would affect the effective tax rate.

In the normal course of business, Monro provides for uncertain tax positions and the related interest and penalties and adjusts its unrecognized tax benefits and accrued interest and penalties and, accordingly, we had approximately $0.1 million of interest and penalties associated with uncertain tax benefits accrued as of March 25, 2023. We did not have any interest and penalties associated with uncertain tax benefits accrued as of March 30, 2024.

Monro, Inc. 2024 Form 10-K	53

FINANCIAL STATEMENTS

NOTES

We file U.S. federal income tax returns and income tax returns in certain state jurisdictions. Our U.S. federal income tax returns for 2021 – 2023 and various state tax years remain subject to income tax examinations by tax authorities.

Note 9 – Stock Ownership

Holders of at least 60 percent of the Class C convertible preferred stock must approve any action authorized by the holders of Common Stock. In addition, there are certain restrictions on the transferability of shares of Class C convertible preferred stock. In the event of a liquidation, dissolution or winding-up of Monro, the holders of the Class C convertible preferred stock would be entitled to receive an amount equal to the greater of $1.50 per share and the amount the holder would have received had each share of Class C convertible preferred stock been converted to shares of common stock immediately prior to the liquidation, dissolution, or winding up before any amount would be paid to holders of Common Stock. The conversion value of the Class C convertible preferred stock was one to 61.275 common stock shares and one to 23.389 common stock shares as of March 30, 2024 and March 25, 2023, respectively.

In May 2023, we entered into an agreement to reclassify our equity capital structure to eliminate the Class C convertible preferred stock. See Note 17 for additional information regarding the equity capital structure reclassification.

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

Share-based compensation expense included in cost of sales and OSG&A expense in Monro’s Consolidated Statements of Income and Comprehensive Income for 2024, 2023, and 2022 was $4.3 million, $5.7 million, and $4.3 million, respectively, and the related income tax benefit for each year was $1.1 million, $1.4 million, and $1.0 million, respectively.

Monro currently grants stock option awards, shares of restricted stock and restricted stock units under the 2007 Incentive Stock Option Plan (the “2007 Plan”), as amended and restated effective August 2017. At March 30, 2024, there were a total of 5,001,620 shares and 735,189 shares that were authorized and available for grant under the 2007 Plan, respectively.

Non-Qualified Stock Options

Generally, employee options vest over a four-year period, and have a duration of six years. Outstanding options are exercisable for various periods through October 2029.

Stock Option Activity			Weighted average	Aggregate
	Stock	Weighted average	Remaining Contractual	Intrinsic
	Options	Exercise Price	Term (years)	Value (a)
Outstanding as of March 25, 2023	534,018	$57.39
Granted	100,085	37.43
Exercised	(375)	46.14
Canceled	(215,818)	57.75
Outstanding as of March 30, 2024	417,910	$52.44	4.21	$87,000
Vested and exercisable as of March 30, 2024	213,303	$59.11	3.37	$—

(a)Total shares valued at the market price of the underlying stock as of March 30, 2024 less the exercise price.

As of March 30, 2024, the total unrecognized compensation expense related to unvested stock option awards was $1.6 million, which is expected to be recognized over a weighted average period of approximately three years. The weighted average grant date fair value of options granted during 2024, 2023, and 2022 was $11.02, $12.73, and $13.96, respectively. The total fair value of stock options vested during 2024, 2023, and 2022 was $1.4 million, $1.7 million, and $1.0 million, respectively.

Stock Option Exercises
(millions)	2024	2023	2022
Total intrinsic value of stock options exercised	$0.0	$0.1	$0.5
Cash received for exercise price	0.0	0.7	2.1
Income tax benefit	—	—	—

Monro, Inc. 2024 Form 10-K	54

FINANCIAL STATEMENTS

NOTES

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

During 2022, the Company granted 40,000 restricted stock units in connection with the appointment of its new President and Chief Executive Officer effective April 5, 2021. 20,000 restricted stock units are time vesting. 20,000 restricted stock units would have vested upon the Company’s common stock price meeting certain market conditions between April 2021 and December 2023. These shares did not vest because the stock price market conditions were not achieved by December 31, 2023.

In 2024, 2023 and 2022, the Company issued a limited number of restricted stock units to members of senior management which may vest upon the achievement of a three-year average return on invested capital target.

Non-vested Restricted Stock Activity		Weighted average
		Grant-date
	Restricted Shares	Fair Value per Share
Outstanding as of March 25, 2023	215,931	$50.92
Granted	140,335	37.09
Vested	(69,063)	53.73
Forfeited	(27,309)	44.06
Outstanding as of March 30, 2024	259,894	$43.43

As of March 30, 2024, the total unrecognized compensation expense related to unvested restricted shares was $5.4 million, which is expected to be recognized over a weighted average period of approximately two years. The weighted average grant date fair value of restricted shares granted during 2024, 2023, and 2022 was $37.09, $46.43, and $58.06, respectively. The total fair value of restricted shares vested during 2024, 2023, and 2022 was $3.7 million, $2.8 million, and $1.0 million, respectively.

Note 11 – Earnings per Common Share

Earnings per Common Share
(thousands, except per share data)	2024	2023	2022
Numerator for earnings per common share calculation:
Net income	$37,571	$39,048	$61,568
Less: Preferred stock dividends	(1,141)	(515)	(469)
Income available to common stockholders	$36,430	$38,533	$61,099
Denominator for earnings per common share calculation:
Weighted average common shares - basic	30,903	32,144	33,527
Effect of dilutive securities:
Preferred stock	918	460	460
Stock options	—	—	12
Restricted stock	73	49	39
Weighted average common shares - diluted	31,894	32,653	34,038

Basic earnings per common share	$1.18	$1.20	$1.82
Diluted earnings per common share	$1.18	$1.20	$1.81

The computation of diluted earnings per common share for 2024, 2023, and 2022 excludes the effect of the assumed exercise of approximately 608,000, 658,000, and 460,000 of stock options, respectively, as the exercise price of these options was greater than the average market value of our common stock for those periods, resulting in an anti-dilutive effect on diluted earnings per common share.

Monro, Inc. 2024 Form 10-K	55

FINANCIAL STATEMENTS

NOTES

Note 12 – Leases

We lease certain retail stores, office space and land as well as service contracts that are considered leases.

Our leases have remaining lease terms, including renewals reasonably certain to be exercised, of less than one year to approximately 34 years. Most of our leases include one or more options to extend the lease, for periods ranging from three years to 25 years.

Historical failed sale leasebacks that were assumed through acquisitions and do not qualify for sale leaseback accounting continue to be accounted for as financing obligations. As of March 30, 2024 and March 25, 2023, net assets of $3.3 million and $3.7 million, respectively, and liabilities of $5.9 million and $6.5 million, respectively, due to failed sale leaseback arrangements were included with finance lease assets and liabilities, respectively, on the Consolidated Balance Sheets.

Lease Cost
(thousands)	2024	2023	2022
Operating lease cost	$44,454	$41,308	$38,947
Finance lease/financing obligations cost:
Amortization of leased assets	30,286	32,515	34,369
Interest on lease liabilities	13,513	16,099	18,346
Short term and variable lease cost	1,749	1,495	1,425
Sublease income	(166)	(115)	(102)
Total lease cost	$89,836	$91,302	$92,985

Maturity of Lease Liabilities		Finance Leases and
(thousands)	Operating Leases (a)	Financing Obligations (b)
2025	$46,895	$49,955
2026	43,766	47,738
2027	39,602	45,115
2028	33,211	42,812
2029	25,074	33,704
Thereafter	67,406	131,576
Total undiscounted lease obligations	$255,954	$350,900
Less: imputed interest	(34,660)	(63,183)
Present value of lease obligations	$221,294	$287,717

(a)Operating lease obligations include $49.8 million related to options to extend operating leases that are reasonably certain of being exercised.

(b)Finance lease payments include $77.2 million related to options to extend finance leases that are reasonably certain of being exercised.

Lease Term and Discount Rate	2024	2023	2022
Weighted average remaining lease term (years):
Operating leases	7.3	7.8	8.2
Finance leases and financing obligations	8.5	9.1	9.7
Weighted average discount rate
Operating leases	3.77%	3.38%	3.05%
Finance leases and financing obligations	5.41%	5.67%	5.77%

Other Information
(thousands)	2024	2023	2022
Cash paid for amounts included in measurement of lease obligations:
Operating cash flows from operating leases	$46,355	$42,579	$39,426
Operating cash flows from finance leases and financing obligations	13,712	16,327	18,400
Financing cash flows from finance leases and financing obligations	39,030	39,512	39,408

0

Monro, Inc. 2024 Form 10-K	56

FINANCIAL STATEMENTS

NOTES

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

The measurement date used to determine the pension plan measurements disclosed herein is March 31 for both 2024 and 2023. The overfunded status of Monro’s defined benefit plan is recognized as an Other non-current asset in the Consolidated Balance Sheets as of March 30, 2024 and March 25, 2023, respectively.

Funded Status
(thousands)	2024	2023
Projected benefit obligations	$16,489	$17,104
Fair value of plan assets	17,272	17,176
Overfunded status	$783	$72

Contributions and Estimated Future Benefit Payment

Our obligations to plan participants can be met over time through a combination of Company contributions to these plans and earnings on plan assets. There are no required or expected contributions in our fiscal year ending March 29, 2025 (“fiscal 2025”) to the plan. However, depending on investment performance and plan funded status, we may elect to make a contribution.

Estimated Future Benefit Payments
(thousands)	Pension Benefits
2025	$1,134
2026	1,172
2027	1,199
2028	1,213
2029	1,256
2030 - 2034	6,285

Cost of Plans

Net Pension Benefits Expense
(thousands)	2024	2023	2022
Interest cost on projected benefit obligation	$812	$683	$638
Expected return on plan assets	(818)	(982)	(1,041)
Amortization of unrecognized actuarial loss	192	378	501
Total	$186	$79	$98

Assumptions

Benefit Obligation Weighted Average Assumption	2024	2023
Discount rate	5.22%	4.94%

Net Periodic Benefit Expense Weighted Average Assumptions	2024	2023	2022
Discount rate	4.94%	3.58%	3.01%
Expected long-term rate of return on plan assets	5.00%	5.00%	5.00%

Our expected long-term rate of return on plan assets assumption is based upon historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.

Monro, Inc. 2024 Form 10-K	57

FINANCIAL STATEMENTS

NOTES

Benefit Obligation

Change in Projected Benefit Obligation
(thousands)	2024	2023
Benefit obligation at beginning of year	$17,104	$20,826
Interest cost	812	683
Actuarial gain	(258)	(3,290)
Benefits paid	(1,169)	(1,115)
Benefit obligation at end of year (a)	$16,489	$17,104

(a) Accumulated benefit obligation-the present value of benefits earned to date assuming no future salary growth-is materially consistent with the projected benefit obligation in each period presented.

Plan Assets

Change in Plan Assets
(thousands)	2024	2023
Fair value of plan assets at beginning of year	$17,176	$20,464
Actual gain (loss) on plan assets	1,265	(2,173)
Benefits paid	(1,169)	(1,115)
Fair value of plan assets at end of year	$17,272	$17,176

Our asset allocation strategy is to conservatively manage the assets to meet the plan’s long-term obligations while maintaining sufficient liquidity to pay current benefits. This is achieved by holding equity investments while investing a portion of assets in long duration bonds to match the long-term nature of the liabilities.

Asset Category	Current Targeted	Actual Allocation
	Allocation	2024	2023
Cash and cash equivalents		2.1%	0.7%
Fixed income	70.0%	70.0%	62.7%
Equity securities	30.0%	27.9%	36.6%
Total	100.0%	100.0%	100.0%

Fair Value Measurements		Fair Value at
(thousands)	Pricing Category (a)	March 30, 2024	March 25, 2023
Assets in the fair value hierarchy
Shares of registered investment companies	Level 1	$9,713	$11,200
Total assets in the fair value hierarchy		9,713	11,200
Common collective trusts (b)		7,195	5,855
Pooled separate accounts (b)		364	121
Total plan assets		$17,272	$17,176

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

Amounts included in Shareholders’ Equity

Amounts in Accumulated Other Comprehensive Loss
(thousands)	2024	2023
Unamortized net actuarial loss	$4,570	$5,467
Amounts in Accumulated Other Comprehensive Loss (a)	$4,570	$5,467

(a) $3,451 and $4,115, net of tax, at the end of 2024 and 2023, respectively.

Monro, Inc. 2024 Form 10-K	58

FINANCIAL STATEMENTS

NOTES

Amounts included in Comprehensive Income

Amounts in Other Comprehensive Income
(thousands)	2024	2023	2022
Net actuarial income	$897	$513	$166
Amounts in Other Comprehensive Income (a)	$897	$513	$166

(a) $664, $379, and $125, net of tax, during 2024, 2023, and 2022, respectively.

Defined Contribution Plan

Our employees are eligible to participate in a defined contribution 401(k) plan that covers full-time employees who meet the age and service requirements of the plan. The plan is funded by employee and employer contributions. We match 50 percent of the first 6 percent of employee contributions. Employer contributions totaled approximately $1.9 million, $1.7 million, and $2.0 million for 2024, 2023, and 2022, respectively. We may also make annual profit-sharing contributions to the plan at the discretion of Monro’s Compensation Committee of the Board of Directors.

In addition, we maintain an executive deferred compensation plan (the “Executive Deferred Compensation Plan”) for a broad management group whose participation in our 401(k) plan is limited by statute or regulation. The Executive Deferred Compensation Plan permits participants to defer all or any portion of the compensation that would otherwise be payable to them for the calendar year. We credit to the participants’ accounts such amounts as would have been contributed to Monro’s 401(k) plan but for the limitations that are imposed by statute or regulation. The Executive Deferred Compensation Plan is an unfunded arrangement and the participants or their beneficiaries have an unsecured claim against the general assets of Monro to the extent of their Executive Deferred Compensation Plan benefits. We maintain accounts to reflect the amounts owed to each participant. At least annually, the accounts are credited with earnings or losses calculated based on an interest rate or other formula as determined by Monro’s Compensation Committee. The total liability recorded in our financial statements at March 30, 2024 and March 25, 2023 related to the Executive Deferred Compensation Plan was approximately $1.9 million and $2.0 million, respectively.

Note 14 – Commitments and Contingencies

Commitments

Commitments Due by Period		Within	2 to	4 to	After
(thousands)	Total	1 Year	3 Years	5 Years	5 Years
Principal payments on long-term debt	$102,000			$102,000
Finance lease commitments/financing obligations (a)	350,900	$49,955	$92,853	76,516	$131,576
Operating lease commitments (a)	255,954	46,895	83,368	58,285	67,406
Total	$708,854	$96,850	$176,221	$236,801	$198,982

(a) Finance and operating lease commitments represent future undiscounted lease payments and include $77.2 million and $49.8 million, respectively, related to options to extend lease terms that are reasonably certain of being exercised.

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

Monro, Inc. 2024 Form 10-K	59

FINANCIAL STATEMENTS

NOTES

A purported class action filed in March 2021 and a related Private Attorneys General Action (PAGA) filed in September 2021 in Los Angeles County Superior Court of California alleged we violated the rights of certain hourly, non-exempt employees in California under state wage and hour laws.  The parties entered into a settlement agreement to resolve this matter, which received final court approval on May 9, 2024.  We included $2.0 million in OSG&A expenses in our Consolidated Statements of Income and Comprehensive Income for the matter during 2023.

Note 15 – Supplier Finance Program

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

Our outstanding supplier obligations eligible for advance payment under the program totaled $167.2 million, and $167.3 million as of March 30, 2024, and March 25, 2023, respectively, and are included within Accounts Payable on our Consolidated Balance Sheets. Our outstanding supplier obligations do not represent actual receivables sold by our suppliers to the financial institutions, which may be lower.

Note 16 – Share Repurchase

We periodically repurchase shares of our common stock under a board-authorized repurchase program through open market transactions. The share repurchase activity below does not include excise tax of $0.4 million during the year-end March 30, 2024. The excise tax is assessed at one percent of the fair market value of net stock repurchases after December 31, 2022.

Share Repurchase Activity
(thousands, except per share data)	2024	2023
Number of shares purchased	1,543.6	2,201.3
Average price paid per share	$28.50	$44.00
Total repurchased	$43,997	$96,853

Note 17 – Equity Capital Structure Reclassification

On May 12, 2023, we entered into a reclassification agreement (the “Reclassification Agreement”) with the holders (the “Class C Holders”) of our Class C Convertible Preferred Stock (the “Class C Preferred Stock”) to reclassify our equity capital structure to eliminate the Class C Preferred Stock.

Under the Reclassification Agreement, after receiving shareholder approval on August 15, 2023, we filed amendments to our certificate of incorporation (the “Certificate of Incorporation”) to create a mandatory conversion of any outstanding shares of Class C Preferred Stock prior to an agreed sunset date of the earliest of (i) August 15, 2026; (ii) the first business day immediately prior to the record date established for the determination of the shareholders of the Company entitled to vote at the Company’s 2026 annual meeting of shareholders; and (iii) the date on which the Class C Holders, in the aggregate, cease to beneficially own at least 50% of all shares of the Class C Preferred Stock issued and outstanding as of May 12, 2023. In exchange for this sunset of the Class C Preferred Stock, the conversion rate of Class C Preferred Stock was adjusted so that each share of Class C Preferred Stock will convert into 61.275 shares of common stock (the “adjusted conversion rate”), an increase from the prior conversion rate of 23.389 shares of common stock for each share of Class C Preferred Stock under the Certificate of Incorporation. At the end of the sunset period, all shares of Class C Preferred Stock remaining outstanding will be automatically converted into shares of common stock at the adjusted conversion rate. In addition, the liquidation preference for the Class C Preferred Stock was amended to provide that, upon a liquidation event, each holder of Class C Preferred Stock would be entitled to receive, for each share of Class C Preferred Stock held by the holder upon a liquidation, dissolution, or winding up of the affairs of the Company, an amount equal to the greater of $1.50 per share and the amount the holder would have received had each share of Class C Preferred Stock been converted to shares of common stock immediately prior to the liquidation, dissolution, or winding up. There was no Class C Preferred Stock converted during the year ended March 30, 2024. The Reclassification Agreement also provides that, during the sunset period, the Class C Holders will have the right to appoint one member of the Board of Directors. This designee is expected to be Peter J. Solomon, who is one of the Company’s current directors and one of the Class C Holders.

Monro, Inc. 2024 Form 10-K	60

FINANCIAL STATEMENTS

NOTES

We have determined the amendments to the Class C Preferred Stock, because of the Reclassification Agreement, should be accounted for as a modification.

Note 18 – Subsequent Events

On May 9, 2024, our Board of Directors declared a cash dividend of $0.28 per common share or common share equivalent to be paid to shareholders of record as of June 4, 2024. The dividend will be paid on June 18, 2024.

On May 23, 2024, we entered into a Fourth Amendment to the Credit Facility, which, among other things, amends the terms of certain of the financial and restrictive covenants in the credit agreement to provide us with additional flexibility to operate our business from the first quarter of fiscal 2025 through the fourth quarter of fiscal 2026. See Note 6 for additional discussion related to the Fourth Amendment.

Monro, Inc. 2024 Form 10-K	61

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that as of March 30, 2024, the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Monro’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Monro’s internal control over financial reporting was effective as of March 30, 2024, the end of our fiscal year. The effectiveness of Monro’s internal control over financial reporting as of March 30, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein. For the Report on Management’s Assessment of Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm, see Part II, Item 8, “Financial Statements and Supplementary Data”.

Changes in Internal Control Over Financial Reporting

The Company also carried out an evaluation of the internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended March 30, 2024. Based on such evaluation, there have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter ended March 30, 2024, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

On May 23, 2024, we entered into an amendment (the “Fourth Amendment”) to our Credit Facility. The Fourth Amendment amends the terms of certain of the financial and restrictive covenants in the Credit Facility to provide us with additional flexibility to operate our business from the first quarter of fiscal 2025 through the fourth quarter of fiscal 2026 (the “Covenant Relief Period”). We may voluntarily exit the Covenant Relief Period at any time, which would revert the terms of the Credit Facility to the terms existing before the Fourth Amendment, with the exception of the modified definition of “EBITDAR,” described below.

During the Covenant Relief Period, the minimum interest coverage ratio will be reduced from 1.55x to 1.00x to: (a) 1.25x to 1.00x from the first quarter of fiscal 2025 through the first quarter of fiscal 2026; (b) 1.35x to 1.00x from the second quarter of fiscal 2026 through the fourth quarter of fiscal 2026; and (c) 1.55x to 1.00x for the first quarter of fiscal 2027 and thereafter. During the Covenant Relief Period, the maximum ratio of adjusted debt to EBITDAR remains at 4.75x to 1.00x, except that, if we completed a qualified acquisition during the Covenant Relief Period, the maximum ratio would increase to 5.00x to 1.00x for a certain 12-month period after the qualified acquisition.

Monro, Inc. 2024 Form 10-K	62

SUPPLEMENTAL INFORMATION

In addition, the Fourth Amendment modifies the definition of “EBITDAR” to permit add-backs relating to expenses, and restrict add-backs related to gains, associated with store closures of (a) all non-cash items and (b) cash items up to 20% of EBITDA from the first quarter of fiscal 2025 through the fourth quarter of fiscal 2026 and up to 15% of EBITDA from the first quarter of fiscal 2027 and thereafter.

During the Covenant Relief Period, the interest rate spread charged on borrowings increases by 25 basis points.

During the Covenant Relief Period, the restrictions on our ability to declare dividends were modified to reduce the cushion inside the threshold required for us to be able to declare dividends without restriction from 0.50x to 0.25x. In addition, during the Covenant Relief Period, we must have minimum liquidity of at least $400 million to declare dividends. We are prohibited from repurchasing our securities during the Covenant Relief Period if there are outstanding amounts under the Credit Facility immediately before or after giving effect to the repurchase. During the Covenant Relief Period, we may acquire stores or other businesses as long as we have minimum liquidity of at least $400 million after completing the acquisition.

We paid the lenders certain amounts, including a consent fee equal to 0.1% of the aggregate principal amount of each consenting lender’s portion of the commitments under the Credit Facility, to facilitate the amendment and closing of the Fourth Amendment.

Except as amended by the First Amendment, Second Amendment, Third Amendment and Fourth Amendment, the remaining terms of the Credit Facility remain in full force and effect.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Monro, Inc. 2024 Form 10-K	63

SUPPLEMENTAL INFORMATION

PART III

Certain information required by Part III is incorporated by reference from Monro’s Definitive Proxy Statement for its 2024 Annual Meeting of Shareholders expected to be held on August 13, 2024 (“Proxy Statement”).

Item 10. Directors, Executive Officers and Corporate Governance

The following sections of the Proxy Statement are incorporated herein by reference:

•Proposal No. 1 – Election of Class 1 Directors

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

•Proposal No. 2 – Advisory Vote to Approve Executive Compensation

•Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following sections of the Proxy Statement are incorporated herein by reference:

•Security Ownership of Certain Beneficial Owners and Management

Information concerning Monro’s shares authorized for issuance under its equity-based compensation plans at March 30, 2024 is incorporated herein by reference to the section captioned “Executive Compensation – Equity Compensation Plan Information” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following sub-sections within the Corporate Governance Practices and Policies section of the Proxy Statement are incorporated herein by reference:

•Board Independence

•Certain Relationships and Related Party Transactions

Item 14. Principal Accountant Fees and Services

The following sections of the Proxy Statement are incorporated herein by reference:

•Proposal No. 3 – Ratification of Appointment of Independent Registered Public Accounting Firm

Monro, Inc. 2024 Form 10-K	64

SUPPLEMENTAL INFORMATION

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following information required under this item is filed as part of this report:

(a) Financial Statements

oConsolidated Balance Sheets as of March 30, 2024 and March 25, 2023

oConsolidated Statements of Income and Comprehensive Income for the Years Ended March 30, 2024, March 25, 2023, and March 26, 2022

oConsolidated Statements of Changes in Shareholders’ Equity for the Years Ended March 30, 2024, March 25, 2023, and March 26, 2022

oConsolidated Statements of Cash Flows for the Years Ended March 30, 2024, March 25, 2023, and March 26, 2022

oNotes to Consolidated Financial Statements

oReport of Independent Registered Public Accounting Firm

Financial Statement Schedules

None.

Other schedules have not been included either because they are not applicable or because the information is included elsewhere in this Report.

Monro, Inc. 2024 Form 10-K	65

SUPPLEMENTAL INFORMATION

(b) Exhibits

Exhibit No.	Document
3.01

Restated Certificate of Incorporation of the Company, dated July 23, 1991, with Certificate of Amendment, dated November 1, 1991. (Filed in paper form as SEC File No: 0-19357, 1992 Form 10-K, Exhibit No. 3.01)

3.01a	Certificate of Change of the Certificate of Incorporation of the Company, dated January 26, 1996. (August 2004 Form S-3, Exhibit No. 4.1(b))
3.01b	Certificate of Amendment to Restated Certificate of Incorporation, dated April 15, 2004. (August 2004 Form S-3, Exhibit No. 4.1(c))
3.01c	Certificate of Amendment to Restated Certificate of Incorporation, dated October 10, 2007. (2008 Form 10-K, Exhibit No. 3.01c)
3.01d	Certificate of Amendment to Restated Certificate of Incorporation, dated August 1, 2012. (2013 Form 10-K, Exhibit No. 3.01d)
3.01e	Certificate of Amendment to Restated Certificate of Incorporation, dated August 15, 2017. (August 2017 Form 8-K, Exhibit No. 3.01e)
3.01f	Certificate of Amendment to Restated Certificate of Incorporation, effective as of August 17, 2023. (August 2023 Form 8-K, Exhibit No. 3.1)
3.01g	Certificate of Amendment to Restated Certificate of Incorporation, effective as of August 17, 2023. (August 2023 Form 8-K, Exhibit No. 3.2)
3.01h	Certificate of Amendment to Restated Certificate of Incorporation, effective as of August 17, 2023. (August 2023 Form 8-K, Exhibit No. 3.3)
3.02	Amended and Restated By-Laws of the Company, dated May 13, 2021. (May 2021 Form 8-K, Exhibit No. 3.02)
4.01	Description of Registrant’s Securities.
10.01	2007 Stock Incentive Plan, effective as of June 29, 2007. (May 2008 Form S-8, Exhibit No. 4)*
10.01a	Amendment No. 1 to the 2007 Stock Incentive Plan, dated August 9, 2007. (May 2008 Form S-8, Exhibit No. 4.1)*
10.01b	Amendment No. 2 to the 2007 Stock Incentive Plan, dated September 27, 2007. (May 2008 Form S-8, Exhibit No. 4.2)*
10.01c	Amendment No. 3 to the 2007 Stock Incentive Plan, dated August 10, 2010. (August 2010 Form 8-K, Exhibit No. 10.1)*
10.01d	Amendment No. 4 to the 2007 Stock Incentive Plan, dated May 16, 2012. (2012 Form 10-K, Exhibit No. 10.01d)*
10.01e	Amendment No. 5 to the 2007 Stock Incentive Plan, dated June 28, 2013. (2013 Proxy, Exhibit A)*
10.01f	Amendment No. 6 to the 2007 Stock Incentive Plan, dated June 28, 2013. (2014 Form 10-K, Exhibit No. 10.01f)*
10.02	Amended and Restated 2007 Stock Incentive Plan, dated effective August 15, 2017. (2017 Proxy, Exhibit A)*
10.02a	Form of Restricted Stock Unit Award Agreement under Amended and Restated 2007 Stock Incentive Plan. (May 2022 Form 10-K, Exhibit No. 10.02a)*
10.02b	Form of Performance Stock Unit Award Agreement under Amended and Restated 2007 Stock Incentive Plan. (May 2022 Form 10-K, Exhibit No. 10.02b)*
10.03	Monro, Inc. Deferred Compensation Plan, dated January 1, 2005, and last amended and restated as of December 31, 2021. (May 2022 Form 10-K, Exhibit No. 10.03)*
10.04	Monro, Inc. Pension Plan, adopted December 21, 2022 and effective January 1, 2022 (2023 Form 10-K, Exhibit No. 10.04)*
10.05	Monro Muffler Brake, Inc. Profit Sharing Plan, adopted May 1, 1960, and last amended and restated as of December 8, 2014. (2015 Form 10-K, Exhibit No. 10.05)*
10.05a

First Amendment to December 8, 2014 Restatement to the Monro Muffler Brake, Inc. Profit Sharing Plan, dated December 10, 2015 and effective as of April 1, 2015. (December 2015 Form 10-Q, Exhibit No. 10.05a)*

10.06	Monro, Inc. Executive Deferred Compensation Plan, dated December 9, 2021 and effective as of January 1, 2022. (May 2022 Form 10-K, Exhibit No. 10.06)*
10.07	Reclassification Agreement, dated as of May 12, 2023, by and among Monro, Inc. and the Holders of Class C Convertible Preferred Stock Named Therein. (May 2023 Form 8-K, Exhibit No. 10.07)**
10.1	Asset Purchase Agreement, among American Tire Distributors, Inc., Monro, Inc. and Monro Service Corporation, dated as of May 13, 2022 (May 2022 Form 8-K, Exhibit 10.1)**
10.19

Security Agreement, dated as of January 25, 2016, by and among the Company, Monro Service Corporation, Car-X, LLC and Citizens Bank, N.A., as Administrative Agent for the lenders party to the Credit Agreement. (December 2015 Form 10-Q, Exhibit No. 10.19)**

10.20	Guaranty, dated as of January 25, 2016, of Car-X, LLC and Monro Service Corporation. (December 2015 Form 10-Q, Exhibit No. 10.20)

Monro, Inc. 2024 Form 10-K	66

SUPPLEMENTAL INFORMATION

Exhibit No.	Document
10.21

Negative Pledge Agreement, dated as of January 25, 2016, by and among the Company, Monro Service Corporation, Car-X, LLC and Citizens Bank, N.A., as Administrative Agent for the lenders party to the Credit Agreement. (December 2015 Form 10-Q, Exhibit No. 10.21)**

10.22	Amended and Restated Credit Agreement, dated as of April 25, 2019. (April 2019 Form 8-K, Exhibit No. 10.22)**
10.22a	Amendment No.1 to Amended and Restated Credit Agreement, dated as of June 11, 2020. (June 2020 Form 8-K, Exhibit No. 10.22a)
10.22b	Amendment No.2 to Amended and Restated Credit Agreement, dated as of October 5, 2021. (October 2021 Form 8-K, Exhibit No. 10.22b)
10.22c	Amendment No. 3 to Amended and Restated Credit Agreement, dated as of November 10, 2022. (January 2023 Form 10-Q, Exhibit 10.22c)**
10.60	Lease Agreement, dated as of November 1, 2011, between Monro Service Corporation and the County of Monroe Industrial Development Agency. (2012 Form 10-K, Exhibit No. 10.60)
10.61	Leaseback Agreement, dated November 1, 2011, between the County of Monroe Industrial Development Agency and Monro Service Corporation. (2012 Form 10-K, Exhibit No. 10.61)
10.67	Letter agreement, effective April 15, 2021, between the Company and Maureen Mulholland. (April 2021 Form 8-K, Exhibit No. 10.67)*
10.70	Supply Agreement, effective November 1, 2023, by and between the Company and VGP Holdings LLC. (December 2023 Form 10-Q, Exhibit 10.70)†**
10.72	Employment Agreement by and between the Company and Matt Henson, dated July 6, 2021. (June 2021 Form 10-Q, Exhibit 10.72)*
10.72a	Amendment to Employment Agreement by and between the Company and Matt Henson, dated as of July 7, 2023. (July 13, 2023 Form 8-K, Exhibit 10.72a)*
10.72b	Separation Agreement by and between the Company and Matt Henson, dated February 27, 2024.*
10.74	Distribution and Fulfillment Agreement by and between Monro, Inc. and American Tire Distributors, Inc., dated June 17, 2022. (August 2022 Form 10-Q, Exhibit No. 10.74)**
10.75	Amended and Restated Employment Agreement by and between the Company and Brian J. D’Ambrosia, dated October 26, 2023. (December 2023 Form 10-Q, Exhibit 10.75)*
10.76	Amended and Restated Employment Agreement by and between the Company and Michael T. Broderick, dated October 26, 2023. (December 2023 Form 10-Q, Exhibit 10.76)*
10.77	Monro Muffler Brake, Inc. Management Incentive Compensation Plan, effective as of June 1, 2002. (2002 Form 10-K, Exhibit No. 10.77)*
21.01	Subsidiaries of the Company.
23.01	Consent of PricewaterhouseCoopers LLP.
24.01	Powers of Attorney.
31.1	Certification of Michael T. Broderick, President and Chief Executive Officer.
31.2	Certification of Brian J. D’Ambrosia, Executive Vice President – Finance and Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
97.01	Amended and Restated Clawback Policy.
101.INS	XBRL Instance Document
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.SCH	XBRL Taxonomy Extension Schema Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.

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

Monro, Inc. 2024 Form 10-K	67

SUPPLEMENTAL INFORMATION

Item 16. Form 10-K Summary

None.

Monro, Inc. 2024 Form 10-K	68

SUPPLEMENTAL INFORMATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONRO, INC.

By:	/s/ Michael T. Broderick
Michael T. Broderick
Chief Executive Officer and President

Date: May 28, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Michael T. Broderick	President and Chief Executive Officer	May 28, 2024
Michael T. Broderick	(Principal Executive Officer)

/s/ Brian J. D’Ambrosia	Executive Vice President – Finance,	May 28, 2024
Brian J. D’Ambrosia	Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

/s/ Robert E. Mellor*	Chairman of the Board, Director	May 28, 2024
Robert E. Mellor

/s/ John L. Auerbach * John L. Auerbach	Director	May 28, 2024

/s/ Lindsay N. Hyde*	Director	May 28, 2024
Lindsay N. Hyde

/s/ Leah C. Johnson*	Director	May 28, 2024
Leah C. Johnson

/s/ Stephen C. McCluski*	Director	May 28, 2024
Stephen C. McCluski

/s/ Thomas B. Okray*	Director	May 28, 2024
Thomas B. Okray

/s/ Peter J. Solomon*	Director	May 28, 2024
Peter J. Solomon
/s/ Hope B. Woodhouse*	Director	May 28, 2024
Hope B. Woodhouse	* By: /s/ Michael T. Broderick
Michael T. Broderick, as Attorney-in-Fact

Monro, Inc. 2024 Form 10-K	69