Form 10-Q
period 2024-06-29
MONRO, INC.
filed 2024-07-31
CIK 876427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________________________________

FORM 10-Q

____________________________________________________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐  Yes     ☒  No

As of July 20, 2024, 29,920,866 shares of the registrant's common stock, $0.01 par value per share, were outstanding.

Monro, Inc. Q1 2025 Form 10-Q	2

CONSOLIDATED FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

(thousands, except footnotes) (unaudited)	June 29, 2024	March 30, 2024
Assets
Current assets
Cash and equivalents	$18,665	$6,561
Accounts receivable	12,054	11,738
Inventory	162,251	154,085
Other current assets	85,113	80,905
Total current assets	278,083	253,289
Property and equipment, net	276,121	280,154
Finance lease and financing obligation assets, net	182,860	180,803
Operating lease assets, net	200,169	202,718
Goodwill	736,435	736,435
Intangible assets, net	12,521	13,298
Assets held for sale	6,961	6,961
Other non-current assets	19,086	19,156
Total assets	$1,712,236	$1,692,814
Liabilities and shareholders' equity
Current liabilities
Current portion of finance leases and financing obligations	$37,921	$38,233
Current portion of operating lease liabilities	39,566	39,442
Accounts payable	278,903	251,940
Federal and state income taxes payable	1,539	880
Accrued payroll, payroll taxes and other payroll benefits	14,307	21,205
Accrued insurance	53,374	55,547
Deferred revenue	14,867	15,155
Other current liabilities	28,177	32,754
Total current liabilities	468,654	455,156
Long-term debt	112,000	102,000
Long-term finance leases and financing obligations	248,862	249,484
Long-term operating lease liabilities	179,187	181,852
Other long-term liabilities	10,485	10,553
Long-term deferred income tax liabilities	38,595	36,962
Long-term income taxes payable	32	32
Total liabilities	1,057,815	1,036,039
Commitments and contingencies - Note 9
Shareholders' equity:
Class C Convertible Preferred stock	29	29
Common stock	400	400
Treasury stock	(250,111)	(250,115)
Additional paid-in capital	255,039	254,484
Accumulated other comprehensive loss	(3,417)	(3,451)
Retained earnings	652,481	655,428
Total shareholders' equity	654,421	656,775
Total liabilities and shareholders' equity	$1,712,236	$1,692,814

Class C Convertible Preferred stock Authorized 150,000 shares, $1.50 par value, one preferred stock share to 61.275 common stock shares conversion value, 19,664 shares issued and outstanding as of June 29, 2024 and March 30, 2024

Common stock Authorized 65,000,000 shares, $0.01 par value; 40,025,554 shares issued as of June 29, 2024 and 40,017,264 shares issued as of March 30, 2024

Treasury stock 10,104,688 shares as of June 29, 2024 and March 30, 2024, at cost

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. Q1 2025 Form 10-Q	3

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Income and Comprehensive Income

	Three Months Ended
(thousands, except per share data) (unaudited)	June 29, 2024	June 24, 2023
Sales	$293,182	$326,968
Cost of sales, including occupancy costs	183,997	212,572
Gross profit	109,185	114,396
Operating, selling, general and administrative expenses	95,939	97,047
Operating income	13,246	17,349
Interest expense, net of interest income	5,144	5,208
Other income, net	(93)	(58)
Income before income taxes	8,195	12,199
Provision for income taxes	2,332	3,370
Net income	$5,863	$8,829
Other comprehensive income
Changes in pension, net of tax	34	94
Other comprehensive income	34	94
Comprehensive income	$5,897	$8,923
Earnings per share
Basic	$0.19	$0.28
Diluted	$0.19	$0.28
Weighted average common shares outstanding
Basic	29,916	31,415
Diluted	31,219	31,954

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. Q1 2025 Form 10-Q	4

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Changes in Shareholders’ Equity

	Class C							Accumulated
	Convertible						Additional	Other
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Comprehensive	Retained	Total
(thousands) (unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at March 25, 2023	20	$29	39,966	$400	8,561	$(205,648)	$250,702	$(4,115)	$653,554	$694,922
Net income									8,829	8,829
Other comprehensive income
Pension liability adjustment								94		94
Dividends declared
Preferred									(129)	(129)
Common									(8,797)	(8,797)
Dividend payable									(30)	(30)
Stock options and restricted stock			13				(260)			(260)
Stock-based compensation							539			539
Balance at June 24, 2023	20	$29	39,979	$400	8,561	$(205,648)	$250,981	$(4,021)	$653,427	$695,168

Balance at March 30, 2024	20	$29	40,017	$400	10,105	$(250,115)	$254,484	$(3,451)	$655,428	$656,775
Net income									5,863	5,863
Other comprehensive income
Pension liability adjustment								34		34
Dividends declared
Preferred									(337)	(337)
Common									(8,377)	(8,377)
Dividend payable									(96)	(96)
Stock options and restricted stock			9			4	(109)			(105)
Stock-based compensation							664			664
Balance at June 29, 2024	20	$29	40,026	$400	10,105	$(250,111)	$255,039	$(3,417)	$652,481	$654,421

We declared $0.28 dividends per common share or equivalent for the three months ended June 29, 2024 and the three months ended June 24, 2023.

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. Q1 2025 Form 10-Q	5

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows

	Three Months Ended
(thousands) (unaudited)	June 29, 2024	June 24, 2023
Operating activities
Net income	$5,863	$8,829
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	17,742	18,390
Share-based compensation expense	664	539
Loss (gain) on disposal of assets	319	(896)
Impairment of long-lived assets	520	—
Deferred income tax expense	1,621	1,866
Change in operating assets and liabilities
Accounts receivable	(316)	(826)
Inventory	(8,083)	6,334
Other current assets	(8,344)	13,990
Other non-current assets	10,053	129
Accounts payable	26,963	13,902
Accrued expenses	(12,166)	17,306
Federal and state income taxes payable	659	1,464
Other long-term liabilities	(9,857)	(9,296)
Cash provided by operating activities	25,638	71,731
Investing activities
Capital expenditures	(8,882)	(7,680)
Deferred proceeds received from divestiture	4,369	3,942
Proceeds from the disposal of assets	281	1,108
Cash used for investing activities	(4,232)	(2,630)
Financing activities
Proceeds from borrowings	64,143	16,754
Principal payments on long-term debt, finance leases and financing obligations	(64,061)	(66,514)
Exercise of stock options	—	17
Dividends paid	(8,714)	(8,926)
Deferred financing costs	(670)	—
Cash used for financing activities	(9,302)	(58,669)
Increase in cash and equivalents	12,104	10,432
Cash and equivalents at beginning of period	6,561	4,884
Cash and equivalents at end of period	$18,665	$15,316
Supplemental information
Leased assets obtained (reduced) in exchange for new (reduced) finance lease liabilities	$9,382	$(2,158)
Leased assets obtained in exchange for new operating lease liabilities	$7,520	$6,436

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. Q1 2025 Form 10-Q	6

Monro, Inc. Q1 2025 Form 10-Q	7

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

Note 1 – Description of Business and Basis of Presentation

Description of business

Monro, Inc. and its direct and indirect subsidiaries (together, “Monro”, the “Company”, “we”, “us”, or “our”), are engaged principally in providing automotive undercar repair and tire replacement sales and tire related services in the United States. Monro had 1,284 Company-operated retail stores located in 32 states and 50 Car-X franchised locations as of June 29, 2024.

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements. While these statements reflect all adjustments (consisting of items of a normal recurring nature) that are, in the opinion of management, necessary for a fair statement of the results of the interim period, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statement presentation. The consolidated financial statements should be read in conjunction with the financial statement disclosures in our Form 10-K for the fiscal year ended March 30, 2024.

We use the same significant accounting policies in preparing quarterly and annual financial statements. For a description of our significant accounting policies followed in the preparation of the financial statements, see Note 1 of our Form 10-K for the fiscal year ended March 30, 2024.

Due to the seasonal nature of our business, quarterly operating results and cash flows are not necessarily indicative of the results that may be expected for other interim periods or the full year.

Fiscal year

We operate on a 52/53 week fiscal year ending on the last Saturday in March. Fiscal year 2025 covers 52 weeks and fiscal year 2024 covered 53 weeks. Unless specifically indicated otherwise, any references to “2025” or “fiscal 2025” and “2024” or “fiscal 2024” relate to the years ending March 29, 2025 and March 30, 2024, respectively.

Recent accounting pronouncements

In September 2022, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance which requires buyers in a supplier finance program to disclose sufficient qualitative and quantitative information about the program to allow a reader of the financial statements to understand the program’s nature, activity during the period, changes from period to period and the program’s potential magnitude. We retrospectively adopted this guidance during the first quarter of fiscal 2024, other than the roll forward information disclosure, which the Company will adopt with our fiscal 2025 annual filing. The adoption of this guidance does not have a material impact on our consolidated financial statements.

In November 2023, the FASB issued new accounting guidance which requires expanding disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. This ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early application permitted. We are currently evaluating the impact of adopting this guidance.

In December 2023, the FASB issued new accounting guidance which requires income tax disclosure updates, primarily by requiring specific categories and greater disaggregation within the rate reconciliation and disaggregation of income taxes paid by jurisdiction. This guidance is effective for fiscal years beginning after December 15, 2024. Early adoption of this guidance is permitted. We are currently evaluating the impact of adopting this guidance.

Monro, Inc. Q1 2025 Form 10-Q	8

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

Other recent authoritative guidance issued by the FASB (including technical corrections to the Accounting Standards Codification (“ASC”)) and the SEC did not or are not expected to have a material effect on our consolidated financial statements.

Supplemental information

Property and equipment, net: Property and equipment balances are shown on the Consolidated Balance Sheets net of accumulated depreciation of $449.1 million and $444.9 million as of June 29, 2024 and March 30, 2024, respectively.

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

On June 1, 2023, we announced the planned sale of our corporate headquarters at 200 Holleder Parkway in Rochester, New York and our plan to relocate our corporate headquarters to another location in the greater Rochester area. We determined that the related assets met the criteria to be classified as held for sale as of June 29, 2024 and March 30, 2024.

On July 3, 2024, we completed the sale of our corporate headquarters. We received proceeds of approximately $9.1 million and will record an immaterial net gain in the second quarter of fiscal 2025.

Note 2 – Divestiture

On June 17, 2022, we completed the divestiture of assets relating to our wholesale tire operations (seven locations) and internal tire distribution operations to American Tire Distributors, Inc. (“ATD”). We received $62 million from ATD at the closing of the transaction, of which $5 million was held in escrow and subsequently paid in December 2023. The remaining $40 million (“Earnout”) of the total consideration of $102 million is being paid quarterly over approximately three years and is based on our tire purchases from or through ATD pursuant to a distribution and fulfillment agreement with ATD. We received $4.4 million of the Earnout during the first quarter of fiscal 2025 and the remaining $10.9 million of the Earnout outstanding is recorded in Other current assets in our Consolidated Balance sheets as of June 29, 2024. Under a distribution agreement between us and ATD, ATD agreed to supply and sell tires to retail locations we own. After ATD satisfies the Earnout payments, our company-owned retail stores will be required to purchase at least 90 percent of their forecasted requirements for certain passenger car tires, light truck replacement tires, and medium truck tires from or through ATD. Any tires that ATD is unable to supply or fulfill from those categories will be excluded from the calculation of our requirements for tires. The initial term of the distribution agreement is five years after the completion of the Earnout Period, with automatic 12-month renewal periods thereafter.

See Note 2 of our Form 10-K for the fiscal year ended March 30, 2024 for additional information.

Monro, Inc. Q1 2025 Form 10-Q	9

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

Earnings per Common Share	Three Months Ended
(thousands, except per share data)	June 29, 2024	June 24, 2023
Numerator for earnings per common share calculation:
Net income	$5,863	$8,829
Less: Preferred stock dividends	(337)	(129)
Income available to common shareholders	$5,526	$8,700
Denominator for earnings per common share calculation:
Weighted average common shares - basic	29,916	31,415
Effect of dilutive securities:
Preferred stock	1,205	460
Stock options	—	1
Restricted stock	98	78
Weighted average common shares - diluted	31,219	31,954

Basic earnings per common share	$0.19	$0.28
Diluted earnings per common share	$0.19	$0.28

Weighted average common share equivalents that have an anti-dilutive impact are excluded from the computation of diluted earnings per share.

Note 4 – Income Taxes

For the three months ended June 29, 2024, our effective income tax rate was 28.5 percent, compared to 27.6 percent for the three months ended June 24, 2023. The difference from the statutory rate is primarily due to state taxes and the discrete tax impact related to share-based awards.

Note 5 – Fair Value

Long-term debt had a carrying amount that approximates a fair value of $112.0 million as of June 29, 2024, as compared to a carrying amount and a fair value of $102.0 million as of March 30, 2024. The carrying value of our debt approximated its fair value due to the variable interest nature of the debt.

Note 6 – Cash Dividend

We paid dividends of $8.7 million during the three months ended June 29, 2024. The declaration of future dividends will be at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, compliance with charter and contractual restrictions, and such other factors as the Board of Directors deems relevant. Our Credit Facility contains covenants that may limit, subject to certain exemptions, our ability to declare dividends and other distributions. For additional information regarding our Credit Facility, see Note 8.

Monro, Inc. Q1 2025 Form 10-Q	10

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

Note 7 – Revenues

Automotive undercar repair, tire replacement sales and tire related services represent the vast majority of our revenues. We also earn revenue from the sale of tire road hazard warranty agreements, commissions earned from the delivery of tires on behalf of certain tire vendors as well as franchise royalties.

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

Revenues	Three Months Ended
(thousands)	June 29, 2024	June 24, 2023
Tires (a)	$139,215	$152,128
Maintenance	83,060	92,913
Brakes	41,237	47,598
Steering	24,859	28,363
Exhaust	4,387	5,216
Franchise royalties	424	750
Total	$293,182	$326,968

(a) Includes the sale of tire road hazard warranty agreements and tire delivery commissions.

Revenue from the sale of tire road hazard warranty agreements is initially deferred and is recognized over the contract period as costs are expected to be incurred in performing such services, typically 21 to 36 months. The deferred revenue balances at June 29, 2024 and March 30, 2024 were $21.2 million and $21.7 million, respectively, of which $14.9 million and $15.2 million, respectively, are reported in Deferred revenue and $6.3 million and $6.5 million, respectively, are reported in Other long-term liabilities in our Consolidated Balance Sheets.

Changes in Deferred Revenue
(thousands)
Balance at March 30, 2024	$21,687
Deferral of revenue	5,019
Recognition of revenue	(5,475)
Balance at June 29, 2024	$21,231

As of June 29, 2024, we expect to recognize $12.3 million of deferred revenue related to road hazard warranty agreements in the remainder of fiscal 2025, $7.1 million of deferred revenue during our fiscal year ending March 28, 2026, and $1.8 million of deferred revenue thereafter.

Under various arrangements, we receive from certain tire vendors a delivery commission and reimbursement for the cost of the tire that we may deliver to customers on behalf of the tire vendor. The commission we earn from these transactions is as an agent and the net amount retained is recorded as sales.

Note 8 – Long-term Debt

Credit Facility

In April 2019, we entered into a five-year $600 million revolving credit facility agreement with eight banks (the “Credit Facility”) that includes an accordion feature permitting us to request an increase in availability of up to an additional $250 million. In November 2022, we entered into a Third Amendment to the Credit Facility (the “Third Amendment”). The Third Amendment, among other things, extended the term of the Credit Facility to November 10, 2027, and amended certain of the financial terms in the Credit Facility. The Third Amendment amended the interest rate charged on borrowings to be based on 0.10 percent over the Secured Overnight Financing Rate (“SOFR”), replacing the previously used LIBOR. In addition, one additional bank was added to the bank syndicate for a total of nine banks now within the syndicate. See Note 6 of our Form 10-K for the fiscal year ended March 30, 2024 for additional information.

Monro, Inc. Q1 2025 Form 10-Q	11

CONSOLIDATED FINANCIAL STATEMENTS

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

We were in compliance with all debt covenants at June 29, 2024.

Except as amended by the First Amendment, Second Amendment, Third Amendment and Fourth Amendment, the remaining terms of the credit agreement remain in full force and effect.

Within the Credit Facility, we have a sub-facility of $80 million available for the purpose of issuing standby letters of credit. The sub-facility requires fees aggregating 87.5 to 212.5 basis points annually of the face amount of each standby letter of credit, payable quarterly in arrears. There was a $30.1 million outstanding letter of credit at June 29, 2024.

There was $112.0 million outstanding and $457.9 million available under the Credit Facility at June 29, 2024.

Note 9 – Commitments and Contingencies

Commitments

Commitments Due by Period		Within	Within 2 to	Within 4 to	After
(thousands)	Total	1 Year	3 Years	5 Years	5 Years
Principal payments on long-term debt	$112,000	—	—	$112,000	—
Finance lease commitments/financing obligations (a)	350,314	$49,718	$93,769	75,768	$131,059
Operating lease commitments (a)	253,686	47,129	83,597	56,136	66,824
Total	$716,000	$96,847	$177,366	$243,904	$197,883

(a)Finance and operating lease commitments represent future undiscounted lease payments and include $68.3 million and $47.7 million, respectively, related to options to extend lease terms that are reasonably certain of being exercised.

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

Monro, Inc. Q1 2025 Form 10-Q	12

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

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

Our outstanding supplier obligations eligible for advance payment under the program totaled $195.6 million, $167.2 million, and $194.9 million as of June 29, 2024, March 30, 2024, and June 24, 2023, respectively, and are included within Accounts Payable on our Consolidated Balance Sheets. Our outstanding supplier obligations do not represent actual receivables sold by our suppliers to the financial institutions, which may be lower.

Note 11 – Equity Capital Structure Reclassification

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

At the end of the sunset period, all shares of Class C Preferred Stock remaining outstanding will be automatically converted into shares of common stock at the adjusted conversion rate. In addition, the liquidation preference for the Class C Preferred Stock was amended to provide that, upon a liquidation event, each holder of Class C Preferred Stock would be entitled to receive, for each share of Class C Preferred Stock held by the holder upon a liquidation, dissolution, or winding up of the affairs of the Company, an amount equal to the greater of $1.50 per share and the amount the holder would have received had each share of Class C Preferred Stock been converted to shares of common stock immediately prior to the liquidation, dissolution, or winding up. There was no Class C Preferred Stock converted during fiscal 2025 or 2024. The Reclassification Agreement also provides that, during the sunset period, the Class C Holders will have the right to appoint one member of the Board of Directors. This designee is expected to be Peter J. Solomon, who is one of the Company’s current directors and one of the Class C Holders.

We have determined the amendments to the Class C Preferred Stock, because of the Reclassification Agreement, should be accounted for as a modification.

Monro, Inc. Q1 2025 Form 10-Q	13

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

On May 23, 2024, we entered into a Fourth Amendment to our Credit Facility, which, among other things, amends the terms of certain of the financial and restrictive covenants in the credit agreement to provide us with additional flexibility to operate our business from the first quarter of fiscal 2025 through the fourth quarter of fiscal 2026. See additional discussion in Note 8 to our consolidated financial statements.

On July 3, 2024, we completed the sale of our corporate headquarters. We received proceeds of approximately $9.1 million and will record an immaterial net gain in the second quarter of fiscal 2025. See additional discussion in Note 1 to our consolidated financial statements.

Economic Conditions

The United States economy has experienced higher inflation during fiscal 2024 and into fiscal 2025 and there are market expectations that inflation may remain at elevated levels for a sustained period. In addition, labor availability has continued to be constrained and market labor costs have continued to increase. These conditions may give rise to an economic slowdown, and perhaps a recession, and could further increase our costs and/or impact our revenues. It is unclear whether the current economic conditions and government responses to these conditions, including inflation, changing interest rates, and geopolitical uncertainty, will result in an economic slowdown or recession in the United States. If that occurs, demand for our products and services may further decline, possibly significantly, which may significantly and adversely impact our business, results of operations and financial position.

Financial Summary

First quarter 2025 included the following notable items:

•Diluted earnings per common share (“EPS”) were $0.19.

•Adjusted diluted EPS, a non-GAAP measure, were $0.22.

•Sales decreased 10.3 percent, due to lower overall comparable store sales resulting from lower store traffic.

•Comparable store sales decreased 9.9 percent, driven primarily by lower tire unit sales.

•Operating income of $13.2 million was 23.6 percent lower than the comparable prior-year period.

•Net income was $5.9 million.

•Adjusted net income, a non-GAAP measure, was $6.9 million.

Earnings Per Common Share	Three Months Ended
	June 29, 2024	June 24, 2023	Change
Diluted EPS	$0.19	$0.28	(32.1)%
Adjustments	0.03	0.03
Adjusted diluted EPS	$0.22	$0.31	(29.0)%

Adjusted net income and adjusted diluted EPS, each of which is a measure not derived in accordance with GAAP, exclude the impact of certain items. Management believes that adjusted net income and adjusted diluted EPS are useful in providing period-to-period comparisons of the results of our operations by excluding certain non-recurring items, such as costs related to shareholder matters from our equity capital structure recapitalization, transition costs related to back-office optimization, store impairment charges, corporate headquarters relocation costs and items related to store closings. Reconciliations of these non-GAAP financial measures to GAAP measures are provided beginning on page 17 under “Non-GAAP Financial Measures.”

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

Monro, Inc. Q1 2025 Form 10-Q	14

MANAGEMENT’S DISCUSSION AND ANALYSIS

Analysis of Results of Operations

Summary of Operating Income	Three Months Ended
(thousands)	June 29, 2024	June 24, 2023	Change
Sales	$293,182	$326,968	(10.3)%
Cost of sales, including occupancy costs	183,997	212,572	(13.4)
Gross profit	109,185	114,396	(4.6)
Operating, selling, general and administrative expenses	95,939	97,047	(1.1)
Operating income	$13,246	$17,349	(23.6)%

Sales

Sales include automotive undercar repair, tire replacement and tire related service sales, net of discounts, returns, etc., and revenue from the sale of warranty agreements and commissions earned from the delivery of tires. See Note 7 to our consolidated financial statements for further information. We use comparable store sales to evaluate the performance of our existing stores by measuring the change in sales for a period over the comparable, prior-year period of equivalent length. There were 90 selling days in the three months ended June 29, 2024 and in the three months ended June 24, 2023.

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

Sales	Three Months Ended
(thousands)	June 29, 2024	June 24, 2023
Sales	$293,182	$326,968
Dollar change compared to prior year	$(33,786)
Percentage change compared to prior year	(10.3)%

The sales decrease was primarily due to a decrease in comparable store sales resulting from lower store traffic. The decrease in comparable store sales is primarily driven by a strained low-to-middle income consumer that disproportionately traded-down to tires at opening price points as the industry worked to clear-through an oversupply of lower-margin tires. This put pressure on overall tire units industry-wide across all regions of the country, leading to weaker store traffic, which was not supportive to sales of our higher-margin service categories. The following table shows the primary drivers of the change in sales for the three months ended June 29, 2024, as compared to the same period ended June 24, 2023.

Sales Percentage Change	Three Months Ended
June 29, 2024
Sales change	(10.3)%
Primary drivers of change in sales
Comparable store sales	(9.9)%
Closed store sales	(0.4)%

Broad-based inflationary pressures impacting consumers partly led to lower demand in tires and our higher-margin service categories during the three months ended June 29, 2024, as compared to the same period ended June 24, 2023. We expect the inflationary environment to continue to impact our customers throughout the remainder of fiscal 2025.

Comparable Store Product Category Sales Change	Three Months Ended
	June 29, 2024	June 24, 2023
Tires	(8)%	1%
Alignment	(9)%	(2)%
Maintenance service	(10)%	3%
Brakes	(13)%	(2)%
Front end/shocks	(15)%	(9)%

Monro, Inc. Q1 2025 Form 10-Q	15

MANAGEMENT’S DISCUSSION AND ANALYSIS

Sales by Product Category	Three Months Ended
	June 29, 2024	June 24, 2023
Tires	48%	47%
Maintenance service	28	29
Brakes	14	15
Steering (a)	9	8
Other	1	1
Total	100%	100%

(a)Steering product category includes front end/shocks and alignment product category sales.

Change in Number of Company-Operated Retail Stores	Three Months Ended
	June 29, 2024	June 24, 2023
Beginning store count	1,288	1,299
Closed	(4)	—
Ending store count	1,284	1,299

Cost of Sales and Gross Profit

Gross Profit	Three Months Ended
(thousands)	June 29, 2024	June 24, 2023
Gross profit	$109,185	$114,396
Percentage of sales	37.2%	35.0%
Dollar change compared to prior year	$(5,211)
Percentage change compared to prior year	(4.6)%

Gross profit, as a percentage of sales, increased 220 basis points (“bps”) for the three months ended June 29, 2024 as compared to the prior year comparable period. Technician labor costs, as a percentage of sales, decreased due primarily to improvements in labor productivity and efficiency. Retail material costs, as a percentage of sales, decreased due primarily to improved margins in our service categories. Partially offsetting these cost decreases was an increase in retail occupancy costs, as a percentage of sales, as we lost leverage on these largely fixed costs with lower overall comparable store sales.

Gross Profit as a Percentage of Sales Change	Three Months Ended
	June 29, 2024
Gross profit change	220	bps
Primary drivers of change in gross profit as a percentage of sales
Technician labor costs	240	bps
Retail material costs	100	bps
Retail occupancy costs	(120)	bps

OSG&A Expenses

OSG&A Expenses	Three Months Ended
(thousands)	June 29, 2024	June 24, 2023
OSG&A Expenses	$95,939	$97,047
Percentage of sales	32.7%	29.7%
Dollar change compared to prior year	$(1,108)
Percentage change compared to prior year	(1.1)%

The decrease of $1.1 million in operating, selling, general and administrative (“OSG&A”) expenses for the three months ended June 29, 2024, from the comparable prior year period is primarily due to a decrease in OSG&A expenses from comparable and closed stores as well as a decrease in costs related to shareholder matters from our equity capital structure recapitalization incurred during the comparable period. Partially offsetting these decreases were increases in costs related to closed store impairment charges. The following table shows the impact of these costs on the change in OSG&A expenses for the three months ended June 29, 2024, as compared to the three months ended June 24, 2023.

Monro, Inc. Q1 2025 Form 10-Q	16

MANAGEMENT’S DISCUSSION AND ANALYSIS

OSG&A Expenses Change	Three Months Ended
(thousands)	June 29, 2024
OSG&A expenses change	$(1,108)
Drivers of change in OSG&A expenses
Decrease from costs related to shareholder matters	$(836)
Decrease from closed stores	$(565)
Decrease from comparable stores	$(288)
Increase from other non-recurring costs, net	$61
Increase in store impairment charges	$520

Other Performance Factors

Net Interest Expense

Net interest expense of $5.1 million for the three months ended June 29, 2024 decreased $0.1 million as compared to the prior year period, and increased as a percentage of sales from 1.6 percent to 1.8 percent. Weighted average debt outstanding for the three months ended June 29, 2024 decreased by approximately $22.0 million as compared to the three months ended June 24, 2023. This decrease is primarily related to lower finance lease debt related to our stores, partially offset by an increase in debt outstanding under the Credit Facility. The weighted average interest rate increased approximately 20 basis points from the prior year comparable quarter due to an increase in the Credit Facility’s floating borrowing rates.

Provision for Income Taxes

Our effective income tax rate for the three months ended June 29, 2024 was 28.5 percent, compared with 27.6 percent for the three months ended June 24, 2023. The difference from the statutory rate is primarily due to state taxes and the discrete tax impact related to share-based awards.

Non-GAAP Financial Measures

In addition to reporting net income and diluted EPS, which are GAAP measures, this Form 10-Q includes adjusted net income and adjusted diluted EPS, which are non-GAAP financial measures. We have included reconciliations to adjusted net income and adjusted diluted EPS from our most directly comparable GAAP measures, net income and diluted EPS, below. Management views these non-GAAP financial measures as indicators to better assess comparability between periods because management believes these non-GAAP financial measures reflect our core business operations while excluding certain non-recurring items, such as costs related to shareholder matters from our equity capital structure recapitalization, transition costs related to back-office optimization, store impairment charges, corporate headquarters relocation costs and items related to store closings.

These non-GAAP financial measures are not intended to represent, and should not be considered more meaningful than, or as an alternative to, their most directly comparable GAAP measures. These non-GAAP financial measures may be different from similarly titled non-GAAP financial measures used by other companies.

Adjusted net income is summarized as follows:

Reconciliation of Adjusted Net Income	Three Months Ended
(thousands)	June 29, 2024	June 24, 2023
Net income	$5,863	$8,829
Transition costs related to back-office optimization	597	544
Store impairment charges	520	—
Store closing costs	181	47
Corporate headquarters relocation costs	125	—
Acquisition due diligence and integration costs	—	5
Costs related to shareholder matters	—	836
Provision for income taxes on pre-tax adjustments	(387)	(359)
Adjusted net income	$6,899	$9,902

In the Reconciliation of Adjusted Net Income, we determined the Provision for income taxes on pre-tax adjustments by calculating our estimated annual effective income tax rate on pre-tax income before giving effect to any discrete tax items and applying it to the pre-tax adjustments.

Monro, Inc. Q1 2025 Form 10-Q	17

MANAGEMENT’S DISCUSSION AND ANALYSIS

Adjusted diluted EPS is summarized as follows:

Reconciliation of Adjusted Diluted EPS	Three Months Ended
	June 29, 2024	June 24, 2023
Diluted EPS	$0.19	$0.28
Transition costs related to back-office optimization	0.01	0.01
Store impairment charges	0.01	—
Store closing costs (a)	0.00	0.00
Corporate headquarters relocation costs (a)	0.00	—
Acquisition due diligence and integration costs (a)	—	0.00
Costs related to shareholder matters	—	0.02
Adjusted diluted EPS	$0.22	$0.31

(a) Amounts, in the periods presented, may be too minor in amount, net of the impact from income taxes, to have an impact on the calculation of adjusted diluted EPS.

Note: The calculation of the impact of non-GAAP adjustments on diluted EPS is performed on each line independently. The table may not add down +/- $0.01 due to rounding.

The other adjustments to diluted EPS reflect estimated annual effective income tax rates of 27.2 percent and 25.1 percent for the three months ended June 29, 2024 and June 24, 2023, respectively. These estimated annual effective income tax rates exclude the income tax impacts from share-based compensation. See adjustments from the Reconciliation of Adjusted Net Income table above for pre-tax amounts.

Analysis of Financial Condition

Liquidity and Capital Resources

Capital Allocation

We expect to continue to generate positive operating cash flow as we have done in each of the last three fiscal years. The cash we generate from our operations will allow us to continue to support business operations as well as invest in opportunities intended to drive long-term sustainable growth, pay down debt, and return cash to our shareholders through our dividend program.

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

Future Cash Requirements

We currently expect our capital expenditures to support our projects, including upgrading our facilities and systems, to be $25 million to $35 million in the aggregate in fiscal 2025. Additionally, we have contractual finance lease and operating lease commitments with landlords through October 2040 for $488.0 million in lease payments, of which $95.8 million is due within one year. For details regarding these lease commitments, see Note 9 to our consolidated financial statements.

As of June 29, 2024, we had $112.0 million outstanding under the Credit Facility, none of which is due in the succeeding 12 months. For details regarding our indebtedness that is due, see Note 8 to our consolidated financial statements.

Dividends

We paid cash dividends of $0.28 per share totaling $8.7 million and $8.9 million for the three months ended June 29, 2024 and June 24, 2023, respectively.

Working Capital Management

As of June 29, 2024, we had a working capital deficit of $190.6 million, a decrease of $11.3 million from a deficit of $201.9 million as of March 30, 2024. The overall working capital deficit is a result of our supply chain finance program. We have agreed to contractual payment terms and conditions with our suppliers. As part of our working capital management, we facilitate a voluntary supply chain finance program to provide our suppliers with the opportunity to sell receivables due from Monro to a participating financial institution. For details regarding our supply chain finance program, see Note 10 to our consolidated financial statements.

Monro, Inc. Q1 2025 Form 10-Q	18

MANAGEMENT’S DISCUSSION AND ANALYSIS

Sources and Conditions of Liquidity

Our sources to fund our material cash requirements are predominantly cash from operations, availability under our Credit Facility, and cash and equivalents on hand.

As of June 29, 2024, we had $18.7 million of cash and equivalents. In addition, we had $457.9 million available under the Credit Facility as of June 29, 2024.

We believe that our current sources of funds will provide us with adequate liquidity during the 12-month period following June 29, 2024, as well as in the long-term.

Summary of Cash Flows

The following table presents a summary of our cash flows from operating, investing, and financing activities.

Summary of Cash Flows	Three Months Ended
(thousands)	June 29, 2024	June 24, 2023
Cash provided by operating activities	$25,638	$71,731
Cash used for investing activities	(4,232)	(2,630)
Cash used for financing activities	(9,302)	(58,669)
Increase in cash and equivalents	12,104	10,432
Cash and equivalents at beginning of period	6,561	4,884
Cash and equivalents at end of period	$18,665	$15,316

Cash provided by operating activities

For the three months ended June 29, 2024, cash provided by operating activities was $25.6 million, which consisted of net income of $5.9 million, increased by non-cash adjustments of $20.9 million, offset by a net change in operating assets and liabilities of $1.1 million. The non-cash charges were largely driven by $17.8 million of depreciation and amortization, as well as $1.6 million in deferred income tax expense. The change in operating assets and liabilities was driven by timing of payments, primarily due to accrued expenses and other current assets being a use of cash of $21.2 million, as well as our inventory balance being a use of cash of $8.1 million. These uses of cash were partially offset by our supply chain finance program being a source of cash as we improved our cash flow by $28.3 million.

For the three months ended June 24, 2023, cash provided by operating activities was $71.7 million, which consisted of net income of $8.8 million, increased by non-cash adjustments of $19.9 million and a net change in operating assets and liabilities of $43.0 million. The non-cash charges were largely driven by $18.4 million of depreciation and amortization, as well as $1.9 million in deferred income tax expense. The change in operating assets and liabilities was primarily due to our supply chain finance program being a source of cash as we improved our cash flow by $24.5 million. Additionally, the change in operating assets and liabilities was driven by timing of payments partially due to accounts payable and accrued liabilities, net of vendor rebate receivables, being a source of cash of $12.3 million, as well as our inventory balance being a source of cash of $6.3 million.

Cash used for investing activities

For the three months ended June 29, 2024, cash used for investing activities was $4.2 million. This was primarily due to cash used for capital expenditures, including property and equipment, of $8.9 million, partially offset by subsequent proceeds from the sale of our wholesale tire locations and distribution assets and proceeds from the disposal of property and equipment of $4.4 million and $0.3 million, respectively.

For the three months ended June 24, 2023, cash used for investing activities was $2.6 million. This was primarily due to cash used for capital expenditures, including property and equipment, of $7.7 million, partially offset by cash provided by subsequent proceeds from the sale of our wholesale tire locations and distribution assets and proceeds from the disposal of property and equipment of $3.9 million and $1.1 million, respectively.

Cash used for financing activities

For the three months ended June 29, 2024, cash used for financing activities was $9.3 million. This was primarily due to payment of finance lease principal and dividends of $9.9 million and $8.7 million, respectively, as well as deferred financing costs of $0.7 million. These were offset by amounts borrowed on our Credit Facility, net of payments made during the period, of $10.0 million.

Monro, Inc. Q1 2025 Form 10-Q	19

MANAGEMENT’S DISCUSSION AND ANALYSIS

For the three months ended June 24, 2023, cash used for financing activities was $58.7 million. This was primarily due to payment on our Credit Facility, net of amounts borrowed during the period, of $40.0 million, as well as payment of finance lease principal and dividends of $9.8 million and $8.9 million, respectively.

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

For a description of our critical accounting estimates, refer to Part II, Item 7., “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended March 30, 2024. There have been no material changes to our critical accounting estimates since our Form 10-K for the year ended March 30, 2024.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 1 to our consolidated financial statements for a discussion of the impact of recently issued accounting standards on our consolidated financial statements as of June 29, 2024 and the expected impact on the consolidated financial statements for future periods.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they address future events, developments, and results and do not relate strictly to historical facts. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements include, without limitation, statements preceded by, followed by, or including words such as “anticipate,” “believe,” “can,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “strategy,” “will,” “would” and variations thereof and similar expressions. Forward-looking statements are subject to risks, uncertainties, and other important factors that could cause actual results to differ materially from those expressed. For example, our forward-looking statements include, without limitation, statements regarding:

●	the impact of competitive services and pricing;
●	the effect of economic conditions and geopolitical uncertainty, seasonality, and the impact of weather conditions and natural disasters on customer demand;
●	advances in automotive technologies including adoption of electronic vehicle technology;
●	our dependence on third-party vendors for certain inventory;
●	the risks associated with vendor relationships and international trade, particularly imported goods such as those sourced from China;
●	the impact of changes in U.S. trade relations and the ongoing trade dispute between the United States and China, and other potential impediments to imports;
●	our ability to service our debt obligations, including our expected annual interest expense, and to comply with the debt covenants of our Credit Facility;
●	our cash needs, including our ability to fund our future capital expenditures and working capital requirements;
●	our anticipated sales, comparable store sales, gross profit margin, costs of goods sold (including product mix), OSG&A expenses and other fixed costs, and our ability to leverage those costs;
●	management’s estimates and expectations as they relate to income tax liabilities, deferred income taxes, and uncertain tax positions;
●	management’s estimates associated with our critical accounting policies, including business combinations, insurance liabilities, and valuations for our long-lived assets impairment analyses;
●	the impact of industry regulation, including changes in environmental, consumer protection, and labor laws;

Monro, Inc. Q1 2025 Form 10-Q	20

MANAGEMENT’S DISCUSSION AND ANALYSIS

●	potential outcomes related to pending or future litigation matters;
●	business interruptions;
●	risks relating to disruption or unauthorized access to our computer systems;
●	our failure to protect customer and employee personal data;
●	risks relating to acquisitions and the integration of acquired businesses with ours;
●

our growth plans, including our plans to add, renovate, re-brand, expand, remodel, relocate, or close stores and any related costs or charges, our leasing strategy for future expansion, and our ability to renew leases at existing store locations;

●	the impact of costs related to planned store closings or potential impairment of goodwill, other intangible assets, and long-lived assets;
●	expected dividend payments;
●	our ability to protect our brands and our reputation;
●	our ability to attract, motivate, and retain skilled field personnel and our key executives; and
●	the potential impacts of climate change on our business.

Any of these factors, as well as such other factors as discussed in Part I, Item 1A., “Risk Factors” of our Form 10-K for the fiscal year ended March 30, 2024, as well as in our periodic filings with the SEC, could cause our actual results to differ materially from our anticipated results. The information provided in this report is based upon the facts and circumstances known as of the date of this report, and any forward-looking statements made by us in this report speak only as of the date on which they are made. Except as required by law, we undertake no obligation to update these forward-looking statements after the date of this Form 10-Q to reflect events or circumstances after such date, or to reflect the occurrence of unanticipated events.

Monro, Inc. Q1 2025 Form 10-Q	21

DISCLOSURES ABOUT MARKET RISK & CONTROLS AND PROCEDURES

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from potential changes in interest rates. As of June 29, 2024, excluding finance leases and financing obligations, we had no debt financing at fixed interest rates, for which the fair value would be affected by changes in market interest rates. Our cash flow exposure on floating rate debt would result in annual interest expense fluctuations of approximately $1.1 million based upon our debt position at June 29, 2024 and approximately $1.0 million based upon our debt position at March 30, 2024, given a change in SOFR of 100 basis points.

Debt financing had a carrying amount that approximates a fair value of $112.0 million as of June 29, 2024, as compared to a carrying amount and a fair value of $102.0 million as of March 30, 2024.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 29, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Monro, Inc. Q1 2025 Form 10-Q	22

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

Monro, Inc. Q1 2025 Form 10-Q	23

EXHIBITS

Item 6. Exhibits

Exhibit Index
10.22d – Amendment No. 4 to Amended and Restated Credit Agreement, dated as of May 23, 2024**
31.1 – Certification of Michael T. Broderick pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
31.2 – Certification of Brian J. D’Ambrosia pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
32.1 – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002
101.INS – XBRL Instance Document
101.LAB – XBRL Taxonomy Extension Label Linkbase
101.PRE – XBRL Taxonomy Extension Presentation Linkbase
101.SCH – XBRL Taxonomy Extension Schema Linkbase
101.DEF – XBRL Taxonomy Extension Definition Linkbase
101.CAL – XBRL Taxonomy Extension Calculation Linkbase
104 – Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

**Schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

Monro, Inc. Q1 2025 Form 10-Q	24

SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONRO, INC.

DATE: July 31, 2024	By:	/s/ Michael T. Broderick
Michael T. Broderick
President and Chief Executive Officer (Principal Executive Officer)

DATE: July 31, 2024	By:	/s/ Brian J. D’Ambrosia
Brian J. D’Ambrosia
Executive Vice President – Finance, Chief Financial Officer and
Treasurer (Principal Financial Officer and Principal Accounting Officer)

Monro, Inc. Q1 2025 Form 10-Q	25