Form 10-Q
period 2024-09-28
MONRO, INC.
filed 2024-10-30
CIK 876427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________________________________

FORM 10-Q

____________________________________________________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 0-19357

____________________________________________________________

Monro, Inc.

(Exact name of registrant as specified in its charter)

____________________________________________________________

New York	16-0838627
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

295 Woodcliff Drive, Suite 202, Fairport, New York	14450
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: 1 (800) 876-6676

_________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	MNRO	The Nasdaq Stock Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐  Yes     ☒  No

As of October 18, 2024, 29,949,383 shares of the registrant's common stock, $0.01 par value per share, were outstanding.

Monro, Inc. Q2 2025 Form 10-Q	2

CONSOLIDATED FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

(thousands, except footnotes) (unaudited)	September 28, 2024	March 30, 2024
Assets
Current assets
Cash and equivalents	$20,859	$6,561
Accounts receivable	13,119	11,738
Federal and state income taxes receivable	1,556	—
Inventory	161,983	154,085
Other current assets	69,321	80,905
Total current assets	266,838	253,289
Property and equipment, net	272,523	280,154
Finance lease and financing obligation assets, net	178,789	180,803
Operating lease assets, net	195,300	202,718
Goodwill	736,435	736,435
Intangible assets, net	11,778	13,298
Assets held for sale	1,078	6,961
Other non-current assets	18,559	19,156
Total assets	$1,681,300	$1,692,814
Liabilities and shareholders' equity
Current liabilities
Current portion of finance leases and financing obligations	$39,179	$38,233
Current portion of operating lease liabilities	39,757	39,442
Accounts payable	298,923	251,940
Federal and state income taxes payable	—	880
Accrued payroll, payroll taxes and other payroll benefits	20,042	21,205
Accrued insurance	59,147	55,547
Deferred revenue	14,823	15,155
Other current liabilities	29,695	32,754
Total current liabilities	501,566	455,156
Long-term debt	62,000	102,000
Long-term finance leases and financing obligations	241,203	249,484
Long-term operating lease liabilities	173,734	181,852
Other long-term liabilities	10,462	10,553
Long-term deferred income tax liabilities	40,364	36,962
Long-term income taxes payable	32	32
Total liabilities	1,029,361	1,036,039
Commitments and contingencies - Note 9
Shareholders' equity:
Class C Convertible Preferred stock	29	29
Common stock	401	400
Treasury stock	(250,111)	(250,115)
Additional paid-in capital	255,715	254,484
Accumulated other comprehensive loss	(3,383)	(3,451)
Retained earnings	649,288	655,428
Total shareholders' equity	651,939	656,775
Total liabilities and shareholders' equity	$1,681,300	$1,692,814

Class C Convertible Preferred stock Authorized 150,000 shares, $1.50 par value, one preferred stock share to 61.275 common stock shares conversion value, 19,664 shares issued and outstanding as of September 28, 2024 and March 30, 2024

Common stock Authorized 65,000,000 shares, $0.01 par value; 40,054,071 shares issued as of September 28, 2024 and 40,017,264 shares issued as of March 30, 2024

Treasury stock 10,104,688 shares as of September 28, 2024 and March 30, 2024, at cost

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. Q2 2025 Form 10-Q	3

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Income and Comprehensive Income

	Three Months Ended		Six Months Ended
(thousands, except per share data) (unaudited)	September 28, 2024	September 23, 2023	September 28, 2024	September 23, 2023
Sales	$301,391	$322,091	$594,573	$649,059
Cost of sales, including occupancy costs	195,014	207,118	379,010	419,691
Gross profit	106,377	114,973	215,563	229,368
Operating, selling, general and administrative expenses	93,175	92,618	189,114	189,664
Operating income	13,202	22,355	26,449	39,704
Interest expense, net of interest income	5,136	4,801	10,279	10,009
Other income, net	(110)	(34)	(201)	(92)
Income before income taxes	8,176	17,588	16,371	29,787
Provision for income taxes	2,529	4,716	4,861	8,086
Net income	$5,647	$12,872	$11,510	$21,701
Other comprehensive income
Changes in pension, net of tax	34	93	68	187
Other comprehensive income	34	93	68	187
Comprehensive income	$5,681	$12,965	$11,578	$21,888
Earnings per share
Basic	$0.18	$0.40	$0.37	$0.68
Diluted	$0.18	$0.40	$0.37	$0.68
Weighted average common shares outstanding
Basic	29,934	31,434	29,925	31,427
Diluted	31,224	32,272	31,201	32,112

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. Q2 2025 Form 10-Q	4

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Changes in Shareholders’ Equity

	Class C							Accumulated
	Convertible						Additional	Other
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Comprehensive	Retained	Total
(thousands) (unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at June 24, 2023	20	$29	39,979	$400	8,561	$(205,648)	$250,981	$(4,021)	$653,427	$695,168
Net income									12,872	12,872
Other comprehensive income
Pension liability adjustment								93		93
Dividends declared
Preferred									(337)	(337)
Common									(8,804)	(8,804)
Dividend payable									(80)	(80)
Stock options and restricted stock			27				(153)			(153)
Stock-based compensation							1,384			1,384
Balance at September 23, 2023	20	$29	40,006	$400	8,561	$(205,648)	$252,212	$(3,928)	$657,078	$700,143

Balance at June 29, 2024	20	$29	40,026	$400	10,105	$(250,111)	$255,039	$(3,417)	$652,481	$654,421
Net income									5,647	5,647
Other comprehensive income
Pension liability adjustment								34		34
Dividends declared
Preferred									(337)	(337)
Common									(8,387)	(8,387)
Dividend payable									(116)	(116)
Stock options and restricted stock			28	1			(156)			(155)
Stock-based compensation							832			832
Balance at September 28, 2024	20	$29	40,054	$401	10,105	$(250,111)	$255,715	$(3,383)	$649,288	$651,939

Balance at March 25, 2023	20	$29	39,966	$400	8,561	$(205,648)	$250,702	$(4,115)	$653,554	$694,922
Net income									21,701	21,701
Other comprehensive income
Pension liability adjustment								187		187
Dividends declared
Preferred									(466)	(466)
Common									(17,601)	(17,601)
Dividend payable									(110)	(110)
Stock options and restricted stock			40				(413)			(413)
Stock-based compensation							1,923			1,923
Balance at September 23, 2023	20	$29	40,006	$400	8,561	$(205,648)	$252,212	$(3,928)	$657,078	$700,143

Balance at March 30, 2024	20	$29	40,017	$400	10,105	$(250,115)	$254,484	$(3,451)	$655,428	$656,775
Net income									11,510	11,510
Other comprehensive income
Pension liability adjustment								68		68
Dividends declared
Preferred									(675)	(675)
Common									(16,762)	(16,762)
Dividend payable									(213)	(213)
Stock options and restricted stock			37	1		4	(266)			(261)
Stock-based compensation							1,497			1,497
Balance at September 28, 2024	20	$29	40,054	$401	10,105	$(250,111)	$255,715	$(3,383)	$649,288	$651,939

We declared $0.28 dividends per common share or equivalent for the three months ended September 28, 2024 and the three months ended September 23, 2023, and $0.56 per common share or equivalent for the six months ended September 28, 2024 and September 23, 2023.

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. Q2 2025 Form 10-Q	5

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows

	Six Months Ended
(thousands) (unaudited)	September 28, 2024	September 23, 2023
Operating activities
Net income	$11,510	$21,701
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	35,238	36,535
Share-based compensation expense	1,497	1,923
Gain on disposal of assets	(2,702)	(1,401)
Impairment of long-lived assets	1,551	—
Deferred income tax expense	3,378	5,699
Change in operating assets and liabilities
Accounts receivable	(1,381)	(1,002)
Inventory	(7,728)	894
Other current assets	3,084	9,772
Other non-current assets	19,824	17,211
Accounts payable	46,983	18,626
Accrued expenses	(952)	7,980
Federal and state income taxes payable	(2,436)	(561)
Other long-term liabilities	(19,669)	(19,070)
Cash provided by operating activities	88,197	98,307
Investing activities
Capital expenditures	(13,797)	(15,705)
Deferred proceeds received from divestiture	8,521	7,311
Proceeds from the disposal of assets	9,914	1,727
Cash provided by (used for) investing activities	4,638	(6,667)
Financing activities
Proceeds from borrowings	94,829	39,263
Principal payments on long-term debt, finance leases and financing obligations	(154,839)	(108,893)
Dividends paid	(17,437)	(17,858)
Excise tax on repurchase of stock paid	(420)	—
Deferred financing costs	(670)	—
Exercise of stock options	—	17
Cash used for financing activities	(78,537)	(87,471)
Increase in cash and equivalents	14,298	4,169
Cash and equivalents at beginning of period	6,561	4,884
Cash and equivalents at end of period	$20,859	$9,053
Supplemental information
Leased assets obtained (reduced) in exchange for new (reduced) finance lease liabilities	$13,256	$(4,283)
Leased assets obtained in exchange for new operating lease liabilities	$12,264	$11,149

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. Q2 2025 Form 10-Q	6

Monro, Inc. Q2 2025 Form 10-Q	7

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

Note 1 – Description of Business and Basis of Presentation

Description of business

Monro, Inc. and its direct and indirect subsidiaries (together, “Monro”, the “Company”, “we”, “us”, or “our”), are engaged principally in providing automotive undercar repair and tire replacement sales and tire related services in the United States. Monro had 1,272 Company-operated retail stores located in 32 states and 49 Car-X franchised locations as of September 28, 2024.

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

Monro, Inc. Q2 2025 Form 10-Q	8

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

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

Supplemental information

Property and equipment, net: Property and equipment balances are shown on the Consolidated Balance Sheets net of accumulated depreciation of $427.9 million and $444.9 million as of September 28, 2024 and March 30, 2024, respectively.

Allowances for credit losses: The allowances for credit losses are maintained at levels that are considered adequate to cover expected credit losses over the remaining contractual life of the receivables using historical loss experience, asset specific risk characteristics, current conditions, as well as reasonable and supportable forecasts. Management performs detailed reviews of its receivables on a monthly basis, in order to assess the adequacy of the allowances and to determine if any impairment has occurred. A receivable generally has credit losses when it is expected that all amounts related to the receivable will not be collected according to the contractual terms of the agreement.

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

On July 3, 2024, we completed the sale of our corporate headquarters. We received net proceeds of approximately $9.1 million and recorded a net gain of approximately $2.8 million in operating, selling, general and administrative expenses in our Consolidated Statements of Income and Comprehensive Income in the second quarter of fiscal 2025.

Note 2 – Divestiture

On June 17, 2022, we completed the divestiture of assets relating to our wholesale tire operations (seven locations) and internal tire distribution operations to American Tire Distributors, Inc. (“ATD”). We received $62 million from ATD at the closing of the transaction, of which $5 million was held in escrow and subsequently paid in December 2023. The remaining $40 million (“Earnout”) of the total consideration of $102 million is being paid quarterly over approximately three years and is based on our tire purchases from or through ATD pursuant to a distribution and fulfillment agreement with ATD. We received $8.5 million of the Earnout during the first six months of fiscal 2025, and the remaining $6.8 million of the Earnout outstanding is recorded in Other current assets in our Consolidated Balance sheets as of September 28, 2024. On October 23, 2024, ATD filed for bankruptcy protection in the U.S. Bankruptcy Court for the District of Delaware. The company evaluated the allowance for expected credit losses and determined the allowance was not required for the quarters ended September 28, 2024 and September 23, 2023. Under a distribution agreement between us and ATD, ATD agreed to supply and sell tires to retail locations we own. After ATD satisfies the Earnout payments, our company-owned retail stores will be required to purchase at least 90 percent of their forecasted requirements for certain passenger car tires, light truck replacement tires, and medium truck tires from or through ATD. Any tires that ATD is unable to supply or fulfill from those categories will be excluded from the calculation of our requirements for tires. The initial term of the distribution agreement is five years after the completion of the Earnout Period, with automatic 12-month renewal periods thereafter. See Note 2 of our Form 10-K for the fiscal year ended March 30, 2024 for additional information.

Monro, Inc. Q2 2025 Form 10-Q	9

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

Earnings per Common Share	Three Months Ended		Six Months Ended
(thousands, except per share data)	September 28, 2024	September 23, 2023	September 28, 2024	September 23, 2023
Numerator for earnings per common share calculation:
Net income	$5,647	$12,872	$11,510	$21,701
Less: Preferred stock dividends	(337)	(337)	(675)	(466)
Income available to common shareholders	$5,310	$12,535	$10,835	$21,235
Denominator for earnings per common share calculation:
Weighted average common shares - basic	29,934	31,434	29,925	31,427
Effect of dilutive securities:
Preferred stock	1,205	779	1,205	620
Stock options	—	1	—	1
Restricted stock	85	58	71	64
Weighted average common shares - diluted	31,224	32,272	31,201	32,112

Basic earnings per common share	$0.18	$0.40	$0.37	$0.68
Diluted earnings per common share	$0.18	$0.40	$0.37	$0.68

Weighted average common share equivalents that have an anti-dilutive impact are excluded from the computation of diluted earnings per share.

Note 4 – Income Taxes

For the three months and six months ended September 28, 2024, our effective income tax rate was 30.9 percent and 29.7 percent, respectively, compared to 26.8 percent and 27.1 percent for the three months and six months ended September 23, 2023, respectively. The difference from the statutory rate is primarily due to state taxes and the discrete tax impact related to share-based awards.

Note 5 – Fair Value

Long-term debt had a carrying amount that approximates a fair value of $62.0 million as of September 28, 2024, as compared to a carrying amount and a fair value of $102.0 million as of March 30, 2024. The carrying value of our debt approximated its fair value due to the variable interest nature of the debt.

Note 6 – Cash Dividend

We paid dividends of $17.4 million during the six months ended September 28, 2024. The declaration of future dividends will be at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, compliance with charter and contractual restrictions, and such other factors as the Board of Directors deems relevant. Our Credit Facility contains covenants that may limit, subject to certain exemptions, our ability to declare dividends and other distributions. For additional information regarding our Credit Facility, see Note 8.

Monro, Inc. Q2 2025 Form 10-Q	10

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

Note 7 – Revenues

Automotive undercar repair, tire replacement sales and tire related services represent the vast majority of our revenues. We also earn revenue from the sale of tire road hazard warranty agreements, commissions earned from the delivery of tires on behalf of certain tire vendors, as well as franchise royalties.

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

Revenues	Three Months Ended		Six Months Ended
(thousands)	September 28, 2024	September 23, 2023	September 28, 2024	September 23, 2023
Tires (a)	$141,514	$148,356	$276,927	$296,246
Maintenance	83,075	90,233	166,135	183,146
Brakes	40,643	46,241	81,880	93,839
Steering	24,981	25,998	49,840	54,361
Batteries	6,285	5,469	10,087	9,707
Exhaust	4,513	5,139	8,900	10,355
Franchise royalties	380	655	804	1,405
Total	$301,391	$322,091	$594,573	$649,059

(a) Includes the sale of tire road hazard warranty agreements and tire delivery commissions.

Revenue from the sale of tire road hazard warranty agreements is initially deferred and is recognized over the contract period as costs are expected to be incurred in performing such services, typically 21 to 36 months. The deferred revenue balances at September 28, 2024 and March 30, 2024 were $21.2 million and $21.7 million, respectively, of which $14.8 million and $15.2 million, respectively, are reported in Deferred revenue and $6.4 million and $6.5 million, respectively, are reported in Other long-term liabilities in our Consolidated Balance Sheets.

Changes in Deferred Revenue
(thousands)
Balance at March 30, 2024	$21,687
Deferral of revenue	10,420
Recognition of revenue	(10,914)
Balance at September 28, 2024	$21,193

As of September 28, 2024, we expect to recognize $9.0 million of deferred revenue related to road hazard warranty agreements in the remainder of fiscal 2025, $9.3 million of deferred revenue during our fiscal year ending March 28, 2026, and $2.9 million of deferred revenue thereafter.

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

Monro, Inc. Q2 2025 Form 10-Q	11

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

We were in compliance with all debt covenants at September 28, 2024.

Except as amended by the First Amendment, Second Amendment, Third Amendment and Fourth Amendment, the remaining terms of the Credit Facility remain in full force and effect.

Within the Credit Facility, we have a sub-facility of $80 million available for the purpose of issuing standby letters of credit. The sub-facility requires fees aggregating 87.5 to 212.5 basis points annually of the face amount of each standby letter of credit, payable quarterly in arrears. There was a $30.1 million outstanding letter of credit at September 28, 2024.

There was $62.0 million outstanding and $507.9 million available under the Credit Facility at September 28, 2024.

Note 9 – Commitments and Contingencies

Commitments

Commitments Due by Period		Within	Within 2 to	Within 4 to	After
(thousands)	Total	1 Year	3 Years	5 Years	5 Years
Principal payments on long-term debt	$62,000	—	—	$62,000	—
Finance lease commitments/financing obligations (a)	341,005	$50,374	$92,114	73,252	$125,265
Operating lease commitments (a)	247,548	47,242	82,584	53,894	63,828
Total	$650,553	$97,616	$174,698	$189,146	$189,093

(a)Finance and operating lease commitments represent future undiscounted lease payments and include $66.2 million and $44.7 million, respectively, related to options to extend lease terms that are reasonably certain of being exercised.

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

Monro, Inc. Q2 2025 Form 10-Q	12

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

Our outstanding supplier obligations eligible for advance payment under the program totaled $234.7 million, $167.2 million, and $187.9 million as of September 28, 2024, March 30, 2024, and September 23, 2023, respectively, and are included within Accounts Payable on our Consolidated Balance Sheets. Our outstanding supplier obligations do not represent actual receivables sold by our suppliers to the financial institutions, which may be lower.

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

Monro, Inc. Q2 2025 Form 10-Q	13

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

On July 3, 2024, we completed the sale of our corporate headquarters. We received net proceeds of approximately $9.1 million and recorded a net gain of approximately $2.8 million. See additional discussion in Note 1 to our consolidated financial statements.

On October 23, 2024, American Tire Distributors, Inc. (“ATD”), one of our vendors for tires, filed for bankruptcy protection in the U.S. Bankruptcy Court for the District of Delaware. While ATD has proposed restructuring its business with the support of its lenders, uncertainty exists about how our distribution and fulfillment agreement with ATD will be treated in the proceeding and whether and when we will receive the remaining $6.8 million in earnout payments from our divesture of assets to ATD. We intend to seek the remaining earnout payments and future performance under the distribution agreement with ATD so that we will be able to continue to provide high-quality service to our guests.

Economic Conditions

The United States economy has experienced higher inflation during fiscal 2024 and into fiscal 2025 and there are market expectations that consumer prices may remain at elevated levels for a sustained period. In addition, labor availability has continued to be constrained and market labor costs have continued to increase. These conditions may give rise to an economic slowdown, and perhaps a recession, and could further increase our costs and/or impact our revenues. It is unclear whether the current economic conditions and government responses to these conditions, including inflation, changing interest rates, and geopolitical uncertainty, will result in an economic slowdown or recession in the United States. If that occurs, demand for our products and services may further decline, possibly significantly, which may significantly and adversely impact our business, results of operations and financial position.

Financial Summary

Second quarter 2025 included the following notable items:

•Diluted earnings per common share (“EPS”) were $0.18.

•Adjusted diluted EPS, a non-GAAP measure, were $0.17.

•Sales decreased 6.4 percent, due to lower overall comparable store sales resulting from lower store traffic.

•Comparable store sales decreased 5.8 percent.

•Operating income of $13.2 million was 40.9 percent lower than the comparable prior-year period.

•Net income was $5.6 million.

•Adjusted net income, a non-GAAP measure, was $5.2 million.

Earnings Per Common Share	Three Months Ended			Six Months Ended
	September 28, 2024	September 23, 2023	Change	September 28, 2024	September 23, 2023	Change
Diluted EPS	$0.18	$0.40	(55.0)%	$0.37	$0.68	(45.6)%
Adjustments	(0.02)	0.01		0.02	0.04
Adjusted diluted EPS	$0.17	$0.41	(58.5)%	$0.39	$0.72	(45.8)%

Note: Amounts may not foot due to rounding.

Adjusted net income and adjusted diluted EPS, each of which is a measure not derived in accordance with GAAP, exclude the impact of certain items. Management believes that adjusted net income and adjusted diluted EPS are useful in providing period-to-period comparisons of the results of our operations by excluding certain non-recurring items, such as costs related to closed store impairment charges, store closing costs, transition costs related to back-office optimization, shareholder matters from our equity capital structure recapitalization, and a gain on sale of corporate headquarters net of closing and relocation costs. Reconciliations of these non-GAAP financial measures to GAAP measures are provided beginning on page 17 under “Non-GAAP Financial Measures.”

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

Monro, Inc. Q2 2025 Form 10-Q	14

MANAGEMENT’S DISCUSSION AND ANALYSIS

Analysis of Results of Operations

Summary of Operating Income	Three Months Ended			Six Months Ended
(thousands)	September 28, 2024	September 23, 2023	Change	September 28, 2024	September 23, 2023	Change
Sales	$301,391	$322,091	(6.4)%	$594,573	$649,059	(8.4)%
Cost of sales, including occupancy costs	195,014	207,118	(5.8)	379,010	419,691	(9.7)
Gross profit	106,377	114,973	(7.5)	215,563	229,368	(6.0)
Operating, selling, general and administrative expenses	93,175	92,618	0.6	189,114	189,664	(0.3)
Operating income	$13,202	$22,355	(40.9)%	$26,449	$39,704	(33.4)%

Sales

Sales include automotive undercar repair, tire replacement and tire related service sales, net of discounts, returns, etc., and revenue from the sale of warranty agreements and commissions earned from the delivery of tires. See Note 7 to our consolidated financial statements for further information. We use comparable store sales to evaluate the performance of our existing stores by measuring the change in sales for a period over the comparable, prior-year period of equivalent length. There were 91 selling days in the three months ended September 28, 2024 and in the three months ended September 23, 2023, and 181 selling days in the six months ended September 28, 2024 and in the six months ended September 23, 2023.

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

Sales	Three Months Ended		Six Months Ended
(thousands)	September 28, 2024	September 23, 2023	September 28, 2024	September 23, 2023
Sales	$301,391	$322,091	$594,573	$649,059
Dollar change compared to prior year	$(20,700)		$(54,486)
Percentage change compared to prior year	(6.4)%		(8.4)%

The sales decrease was primarily due to a decrease in comparable store sales resulting from lower store traffic. An increase in battery sales of 20% and 8% in the three months and six months ended September 28, 2024, respectively, slightly offsets the decrease in sales. The following table shows the primary drivers of the change in sales for the three months and six months ended September 28, 2024, as compared to the same period ended September 23, 2023.

Sales Percentage Change	Three Months Ended	Six Months Ended
	September 28, 2024	September 28, 2024
Sales change	(6.4)%	(8.4)%
Primary drivers of change in sales
Comparable store sales	(5.8)%	(7.8)%
Closed store sales	(0.6)%	(0.6)%

Broad-based economic pressures impacting consumers partly led to lower demand in tires and our higher-margin service categories during the three months and six months ended September 28, 2024. We expect the economic environment to continue to impact our customers throughout the remainder of fiscal 2025.

Comparable Store Product Category Sales Change	Three Months Ended		Six Months Ended
	September 28, 2024	September 23, 2023	September 28, 2024	September 23, 2023
Batteries	20%	12%	8%	15%
Alignment	(0)%	(4)%	(5)%	(3)%
Tires	(4)%	(4)%	(6)%	(1)%
Front end/shocks	(5)%	(5)%	(10)%	(7)%
Maintenance service	(7)%	(0)%	(8)%	2%
Brakes	(12)%	(3)%	(12)%	(3)%

Monro, Inc. Q2 2025 Form 10-Q	15

MANAGEMENT’S DISCUSSION AND ANALYSIS

Sales by Product Category	Three Months Ended		Six Months Ended
	September 28, 2024	September 23, 2023	September 28, 2024	September 23, 2023
Tires	47%	46%	46%	45%
Maintenance service	28	28	28	28
Brakes	14	14	14	15
Steering (a)	8	8	8	8
Batteries	2	2	2	2
Other	1	2	2	2
Total	100%	100%	100%	100%

(a)Steering product category includes front end/shocks and alignment product category sales.

Change in Number of Company-Operated Retail Stores	Three Months Ended		Six Months Ended
	September 28, 2024	September 23, 2023	September 28, 2024	September 23, 2023
Beginning store count	1,284	1,299	1,288	1,299
Closed	(12)	(1)	(16)	(1)
Ending store count	1,272	1,298	1,272	1,298

Cost of Sales and Gross Profit

Gross Profit	Three Months Ended		Six Months Ended
(thousands)	September 28, 2024	September 23, 2023	September 28, 2024	September 23, 2023
Gross profit	$106,377	$114,973	$215,563	$229,368
Percentage of sales	35.3%	35.7%	36.3%	35.3%
Dollar change compared to prior year	$(8,596)		$(13,805)
Percentage change compared to prior year	(7.5)%		(6.0)%

Gross profit, as a percentage of sales, decreased 40 basis points (“bps”) for the three months ended September 28, 2024, as compared to the prior year comparable period. Material costs increased, as a percentage of sales, due primarily to mix within tires. Occupancy costs increased, as a percentage of sales, as we lost leverage on these largely fixed costs with lower overall comparable store sales. Partially offsetting this was a decrease in technician labor costs, as a percentage of sales, due primarily to improvements in labor productivity and efficiency. Gross profit, as a percentage of sales, increased 100 basis points for the six months ended September 28, 2024, as compared to the prior year comparable period. The increase in gross profit, as a percentage of sales, was primarily due to improvements in labor productivity and efficiency, partially offset by the increase in occupancy costs as we lost leverage on these largely fixed costs.

Gross Profit as a Percentage of Sales Change	Three Months Ended		Six Months Ended
	September 28, 2024		September 28, 2024
Gross profit change	(40)	bps	100	bps
Primary drivers of change in gross profit as a percentage of sales
Material costs	(110)	bps	—	bps
Occupancy costs	(60)	bps	(90)	bps
Technician labor costs	130	bps	190	bps

OSG&A Expenses

OSG&A Expenses	Three Months Ended		Six Months Ended
(thousands)	September 28, 2024	September 23, 2023	September 28, 2024	September 23, 2023
OSG&A Expenses	$93,175	$92,618	$189,114	$189,664
Percentage of sales	30.9%	28.8%	31.8%	29.2%
Dollar change compared to prior year	$557		$(550)
Percentage change compared to prior year	0.6%		(0.3)%

The increase of $.6 million in operating, selling, general and administrative (“OSG&A”) expenses for the three months ended September 28, 2024, from the comparable prior year period is due to an increase in OSG&A expenses from store advertising costs, closed store impairment charges, comparable stores, transition costs related to back-office optimization, as well as costs from new stores and other non-recurring costs. Partially offsetting these increases was the net gain on the sale of the corporate headquarters, as well as a decrease in costs from closed stores and decreased costs related to shareholder matters from our equity capital structure recapitalization incurred during the comparable period. The following table shows the impact of these costs on the change in OSG&A expenses for the three months and six months ended September 28, 2024, as compared to the same periods ended September 23, 2023.

Monro, Inc. Q2 2025 Form 10-Q	16

MANAGEMENT’S DISCUSSION AND ANALYSIS

OSG&A Expenses Change	Three Months Ended	Six Months Ended
(thousands)	September 28, 2024	September 28, 2024
OSG&A expenses change	$557	$(550)
Drivers of change in OSG&A expenses
Increase in store advertising costs	$1,421	$2,947
Increase in store impairment charges	$1,031	$1,551
Increase from other non-recurring costs, net	$894	$995
Increase (decrease) from comparable stores	$673	$(1,442)
Increase from transition costs related to back-office optimization	$456	$509
Increase from new stores	$45	$98
Decrease from costs related to shareholder matters	$(439)	$(1,275)
Decrease from closed stores	$(700)	$(1,234)
Decrease from net gain on sale of corporate headquarters	$(2,824)	$(2,699)

Other Performance Factors

Net Interest Expense

Net interest expense of $5.1 million for the three months ended September 28, 2024 increased $0.3 million as compared to the prior year period, and increased as a percentage of sales from 1.5 percent to 1.7 percent. Weighted average debt outstanding for the three months ended September 28, 2024 decreased by approximately $21.3 million as compared to the three months ended September 23, 2023. This decrease is primarily related to lower finance lease debt related to our stores, partially offset by an increase in debt outstanding under the Credit Facility. The weighted average interest rate increased approximately 60 basis points as compared to the same period of the prior year.

Net interest expense of $10.3 million for the six months ended September 28, 2024 increased $0.3 million compared to the prior year period, and increased as a percentage of sales from 1.5 percent to 1.7 percent. Weighted average debt outstanding for the six months ended September 28, 2024 decreased by approximately $21.9 million and the weighted average interest rate increased approximately 40 basis points as compared to the same period of the prior year.

Provision for Income Taxes

Our effective income tax rate for the three months and six months ended September 28, 2024 was 30.9 percent and 29.7 percent, respectively, compared with 26.8 percent and 27.1 percent in the comparable prior-year periods. The difference from the statutory rate is primarily due to state taxes and the discrete tax impact related to share-based awards.

Non-GAAP Financial Measures

In addition to reporting net income and diluted EPS, which are GAAP measures, this Form 10-Q includes adjusted net income and adjusted diluted EPS, which are non-GAAP financial measures. We have included reconciliations to adjusted net income and adjusted diluted EPS from our most directly comparable GAAP measures, net income and diluted EPS, below. Management views these non-GAAP financial measures as indicators to better assess comparability between periods because management believes these non-GAAP financial measures reflect our core business operations while excluding certain non-recurring items, such as costs related to closed store impairment charges, store closing costs, transition costs related to back-office optimization, shareholder matters from our equity capital structure recapitalization, and a gain on sale of corporate headquarters net of closing and relocation costs.

These non-GAAP financial measures are not intended to represent, and should not be considered more meaningful than, or as an alternative to, their most directly comparable GAAP measures. These non-GAAP financial measures may be different from similarly titled non-GAAP financial measures used by other companies.

Monro, Inc. Q2 2025 Form 10-Q	17

MANAGEMENT’S DISCUSSION AND ANALYSIS

Adjusted net income is summarized as follows:

Reconciliation of Adjusted Net Income	Three Months Ended		Six Months Ended
(thousands)	September 28, 2024	September 23, 2023	September 28, 2024	September 23, 2023
Net income	$5,647	$12,872	$11,510	$21,701
Store impairment charges	1,031	—	1,551	—
Transition costs related to back-office optimization	553	97	1,150	641
Store closing costs	531	(43)	712	4
Costs related to shareholder matters	—	439	—	1,275
Acquisition due diligence and integration costs	—	—	—	5
Net gain on sale of corporate headquarters (a)	(2,764)	60	(2,639)	60
Provision for income taxes on pre-tax adjustments	177	(143)	(210)	(502)
Adjusted net income	$5,175	$13,282	$12,074	$23,184

(a) Amount includes the gain on sale of the corporate headquarters building net of closing and relocation costs.

In the Reconciliation of Adjusted Net Income, we determined the Provision for income taxes on pre-tax adjustments by calculating our estimated annual effective income tax rate on pre-tax income before giving effect to any discrete tax items and applying it to the pre-tax adjustments.

Adjusted diluted EPS is summarized as follows:

Reconciliation of Adjusted Diluted EPS	Three Months Ended		Six Months Ended
	September 28, 2024	September 23, 2023	September 28, 2024	September 23, 2023
Diluted EPS	$0.18	$0.40	$0.37	$0.68
Store impairment charges	0.02	—	0.04	—
Transition costs related to back-office optimization (a)	0.01	0.00	0.03	0.01
Store closing costs (a)	0.01	(0.00)	0.02	0.00
Costs related to shareholder matters	—	0.01	—	0.03
Acquisition due diligence and integration costs (a)	—	—	—	0.00
Net gain on sale of corporate headquarters (a) (b)	(0.06)	0.00	(0.06)	0.00
Adjusted diluted EPS	$0.17	$0.41	$0.39	$0.72

(a) Amounts, in the periods presented, may be too minor in amount, net of the impact from income taxes, to have an impact on the calculation of adjusted diluted EPS.

(b) Amount includes the gain on sale of the corporate headquarters building net of closing and relocation costs.

Note: The calculation of the impact of non-GAAP adjustments on diluted EPS is performed on each line independently. The table may not add down +/- $0.01 due to rounding.

The other adjustments to diluted EPS reflect estimated annual effective income tax rates of 27.3 percent and 25.8 percent for the three months ended September 28, 2024 and September 23, 2023, respectively and 27.1 percent and 25.3 percent for the six months ended September 28, 2024 and September 23, 2023, respectively. These estimated annual effective income tax rates exclude the income tax impacts from share-based compensation. See adjustments from the Reconciliation of Adjusted Net Income table above for pre-tax amounts.

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

Monro, Inc. Q2 2025 Form 10-Q	18

MANAGEMENT’S DISCUSSION AND ANALYSIS

Future Cash Requirements

We currently expect our capital expenditures to support our projects, including upgrading our facilities and systems, to be $25 million to $35 million in the aggregate in fiscal 2025. Additionally, we have contractual finance lease and operating lease commitments with landlords through October 2040 for $477.4 million in lease payments, of which $96.6 million is due within one year. For details regarding these lease commitments, see Note 9 to our consolidated financial statements.

As of September 28, 2024, we had $62.0 million outstanding under the Credit Facility, none of which is due in the succeeding 12 months. For details regarding our indebtedness that is due, see Note 8 to our consolidated financial statements.

Dividends

We paid cash dividends of $0.28 per share totaling $8.7 million and $8.9 million for the three months ended September 28, 2024 and September 23, 2023, respectively, and $0.56 per share totaling $17.4 million and $17.9 million for the six months ended September 28, 2024 and September 23, 2023, respectively.

Working Capital Management

As of September 28, 2024, we had a working capital deficit of $234.7 million, an increase of $32.8 million from a deficit of $201.9 million as of March 30, 2024. The overall working capital deficit is a result of our supply chain finance program. We have agreed to contractual payment terms and conditions with our suppliers. As part of our working capital management, we facilitate a voluntary supply chain finance program to provide our suppliers with the opportunity to sell receivables due from Monro to a participating financial institution. For details regarding our supply chain finance program, see Note 10 to our consolidated financial statements.

Sources and Conditions of Liquidity

Our sources to fund our material cash requirements are predominantly cash from operations, availability under our Credit Facility, and cash and equivalents on hand.

As of September 28, 2024, we had $20.9 million of cash and equivalents. In addition, we had $507.9 million available under the Credit Facility as of September 28, 2024.

We believe that our current sources of funds will provide us with adequate liquidity during the 12-month period following September 28, 2024, as well as in the long-term.

Summary of Cash Flows

The following table presents a summary of our cash flows from operating, investing, and financing activities.

Summary of Cash Flows	Six Months Ended
(thousands)	September 28, 2024	September 23, 2023
Cash provided by operating activities	$88,197	$98,307
Cash provided by (used for) investing activities	4,638	(6,667)
Cash used for financing activities	(78,537)	(87,471)
Increase in cash and equivalents	14,298	4,169
Cash and equivalents at beginning of period	6,561	4,884
Cash and equivalents at end of period	$20,859	$9,053

Cash provided by operating activities

For the six months ended September 28, 2024, cash provided by operating activities was $88.2 million, which consisted of net income of $11.5 million, increased by non-cash adjustments of $39.0 million and net change in operating assets and liabilities of $37.7 million. The non-cash charges were largely driven by $35.2 million of depreciation and amortization, as well as $3.4 million in deferred income tax expense. The change in operating assets and liabilities was primarily due to our supply chain finance program being a source of cash as we improved our cash flow by $67.5 million. This was partially offset by accrued expenses and other current assets being a use of cash of $17.0 million, as well as our inventory balance being a use of cash of $7.7 million.

For the six months ended September 24, 2023, cash provided by operating activities was $98.3 million, which consisted of net income of $21.7 million, adjusted by non-cash charges of $42.8 million and by a change in operating assets and liabilities of $33.9 million. The non-cash charges were largely driven by $36.5 million of depreciation and amortization, as well as $5.7 million in deferred income tax

Monro, Inc. Q2 2025 Form 10-Q	19

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Cash used for investing activities

For the six months ended September 28, 2024, cash provided by investing activities was $4.6 million. This was primarily due to cash provided by payments from the disposal of property and equipment, including the proceeds related to the sale of our corporate headquarters, for $9.9 million, and cash provided by the earnout payment from the sale of our wholesale tire locations and distribution assets of $8.5 million. This was partially offset by cash used for capital expenditures, including property and equipment, of $13.8 million.

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

Cash used for financing activities

For the six months ended September 28, 2024, cash used for financing activities was $78.5 million, which was primarily due to payment on our Credit Facility, net of amounts borrowed during the period, of $40.0 million, as well as payment of finance lease principal and dividends of $20.0 million and $17.4 million, respectively.

For the six months ended September 23, 2023, cash used for financing activities was $87.5 million, which was primarily due to payment on our Credit Facility, net of amounts borrowed during the period, of $50.0 million, as well as payment of finance lease principal and dividends of $19.6 million and $17.9 million, respectively.

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

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 1 to our consolidated financial statements for a discussion of the impact of recently issued accounting standards on our consolidated financial statements as of September 28, 2024 and the expected impact on the consolidated financial statements for future periods.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they address future events, developments, and results and do not relate strictly to historical facts. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements include, without limitation, statements preceded by, followed by, or including words such as “anticipate,” “believe,” “can,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “seek,” “should,” “strategy,” “will,” “would” and variations thereof and similar expressions. Forward-looking statements are subject to risks, uncertainties, and other important factors that could cause actual results to differ materially from those expressed. For example, our forward-looking statements include, without limitation, statements regarding:

●	the impact of competitive services and pricing;

Monro, Inc. Q2 2025 Form 10-Q	20

MANAGEMENT’S DISCUSSION AND ANALYSIS

●	the effect of economic conditions and geopolitical uncertainty, seasonality, and the impact of weather conditions and natural disasters on customer demand;
●	advances in automotive technologies including adoption of electronic vehicle technology;
●	our dependence on third-party vendors for certain inventory and the possibility that vendors, such as ATD, will be unable to perform under our agreements with those vendors;
●	the risks associated with vendor relationships and international trade, particularly imported goods such as those sourced from China;
●	the impact of changes in U.S. trade relations and the ongoing trade dispute between the United States and China, and other potential impediments to imports;
●	our ability to service our debt obligations, including our expected annual interest expense, and to comply with the debt covenants of our Credit Facility;
●	our cash needs, including our ability to fund our future capital expenditures and working capital requirements;
●	our anticipated sales, comparable store sales, gross profit margin, costs of goods sold (including product mix), OSG&A expenses and other fixed costs, and our ability to leverage those costs;
●	management’s estimates and expectations as they relate to income tax liabilities, deferred income taxes, and uncertain tax positions;
●	management’s estimates associated with our critical accounting policies, including business combinations, insurance liabilities, and valuations for our long-lived assets impairment analyses;
●	the impact of industry regulation, including changes in environmental, consumer protection, and labor laws;
●	potential outcomes related to pending or future litigation matters;
●	business interruptions;
●	risks relating to disruption or unauthorized access to our computer systems;
●	our failure to protect customer and employee personal data;
●	risks relating to acquisitions and the integration of acquired businesses with ours;
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

Monro, Inc. Q2 2025 Form 10-Q	21

DISCLOSURES ABOUT MARKET RISK & CONTROLS AND PROCEDURES

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from potential changes in interest rates. As of September 28, 2024, excluding finance leases and financing obligations, we had no debt financing at fixed interest rates, for which the fair value would be affected by changes in market interest rates. Our cash flow exposure on floating rate debt would result in annual interest expense fluctuations of approximately $0.6 million based upon our debt position at September 28, 2024 and approximately $1.0 million based upon our debt position at March 30, 2024, given a change in SOFR of 100 basis points.

Debt financing had a carrying amount that approximates a fair value of $62.0 million as of September 28, 2024, as compared to a carrying amount and a fair value of $102.0 million as of March 30, 2024.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 28, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Monro, Inc. Q2 2025 Form 10-Q	22

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

Item 1A. Risk Factors

Except as stated below, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A., “Risk Factors” of our Form 10-K for the fiscal year ended March 30, 2024.

We depend on our relationships with our vendors for certain inventory and those vendors may be unable to perform under our existing agreements with them.

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

For example, under the distribution agreement with ATD, we rely on ATD for most of certain passenger car tires, light truck replacement tires, and medium truck tires that we sell to our customers. Under the distribution agreement with ATD, our company-owned stores must purchase at least 90% of their forecasted requirements for these tires from or through ATD, subject to some exceptions. In addition, under the agreement governing the divestiture of our assets to ATD, ATD was obligated to make earnout payments to us totaling $40.0 million, of which $6.8 million remains outstanding. On October 23, 2024, ATD filed for bankruptcy protection. There can be no assurance that ATD will continue to perform under the distribution agreement or under the divestiture agreement, which could result in our inability to collect the remaining $6.8 million of earnout payments. If ATD is unable to supply our requirements for tires due to its bankruptcy or for other reasons and we are unable to purchase our desired volume of tires on the same or better terms as in the distribution agreement, or at all, our sales and ability to service our customers could suffer considerably if we are unable to find an alternative vendor of tires on similar terms.

While we may be able to identify alternative sources for most of the products we sell or use at our stores, the loss of a major supplier like ATD or the loss of a combination of suppliers could have a material adverse effect on our business, financial condition, or results of operations. If any of our suppliers do not perform adequately or otherwise fail to distribute parts or other supplies to our stores, our inability to replace the suppliers in a timely manner and on acceptable terms could increase our costs and could cause shortages or interruptions that could have a material adverse effect on our business, financial condition, and results of operations.

Because we purchase products such as oil and tires, which are subject to cost variations related to commodity costs, if we cannot pass along cost increases, our profitability would be negatively impacted.

Monro, Inc. Q2 2025 Form 10-Q	23

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
101.LAB – XBRL Taxonomy Extension Label Linkbase
101.PRE – XBRL Taxonomy Extension Presentation Linkbase
101.SCH – XBRL Taxonomy Extension Schema Linkbase
101.DEF – XBRL Taxonomy Extension Definition Linkbase
101.CAL – XBRL Taxonomy Extension Calculation Linkbase
104 – Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

Monro, Inc. Q2 2025 Form 10-Q	24

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONRO, INC.

DATE: October 30, 2024	By:	/s/ Michael T. Broderick
Michael T. Broderick
President and Chief Executive Officer (Principal Executive Officer)

DATE: October 30, 2024	By:	/s/ Brian J. D’Ambrosia
Brian J. D’Ambrosia
Executive Vice President – Finance, Chief Financial Officer and
Treasurer (Principal Financial Officer and Principal Accounting Officer)

Monro, Inc. Q2 2025 Form 10-Q	25