Form 10-Q
period 2024-12-28
MONRO, INC.
filed 2025-01-29
CIK 876427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________________________________

FORM 10-Q

____________________________________________________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐  Yes     ☒  No

As of January 17, 2025, 29,949,383 shares of the registrant's common stock, $0.01 par value per share, were outstanding.

Monro, Inc. Q3 2025 Form 10-Q	2

CONSOLIDATED FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

(thousands, except footnotes) (unaudited)	December 28, 2024	March 30, 2024
Assets
Current assets
Cash and equivalents	$10,161	$6,561
Accounts receivable	12,107	11,738
Federal and state income taxes receivable	2,605	—
Inventory	176,544	154,085
Other current assets	72,255	80,905
Total current assets	273,672	253,289
Property and equipment, net	268,593	280,154
Finance lease and financing obligation assets, net	172,822	180,803
Operating lease assets, net	190,074	202,718
Goodwill	736,435	736,435
Intangible assets, net	11,082	13,298
Assets held for sale	—	6,961
Other non-current assets	17,251	19,156
Total assets	$1,669,929	$1,692,814
Liabilities and shareholders' equity
Current liabilities
Current portion of finance leases and financing obligations	$38,660	$38,233
Current portion of operating lease liabilities	39,809	39,442
Accounts payable	316,770	251,940
Accrued payroll, payroll taxes and other payroll benefits	12,644	21,205
Accrued insurance	55,770	55,547
Deferred revenue	14,916	15,155
Other current liabilities	29,144	33,634
Total current liabilities	507,713	455,156
Long-term debt	59,250	102,000
Long-term finance leases and financing obligations	232,706	249,484
Long-term operating lease liabilities	168,070	181,852
Other long-term liabilities	10,610	10,585
Long-term deferred income tax liabilities	42,657	36,962
Total liabilities	1,021,006	1,036,039
Commitments and contingencies - Note 9
Shareholders' equity:
Class C convertible preferred stock	29	29
Common stock	401	400
Treasury stock	(250,111)	(250,115)
Additional paid-in capital	256,900	254,484
Accumulated other comprehensive loss	(3,350)	(3,451)
Retained earnings	645,054	655,428
Total shareholders' equity	648,923	656,775
Total liabilities and shareholders' equity	$1,669,929	$1,692,814

Class C Convertible Preferred stock Authorized 150,000 shares, $1.50 par value, one preferred stock share to 61.275 common stock shares conversion value, 19,664 shares issued and outstanding as of December 28, 2024 and March 30, 2024

Common stock Authorized 65,000,000 shares, $0.01 par value; 40,054,071 shares issued as of December 28, 2024 and 40,017,264 shares issued as of March 30, 2024

Treasury stock 10,104,688 shares as of December 28, 2024 and March 30, 2024, at cost

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. Q3 2025 Form 10-Q	3

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Income and Comprehensive Income

	Three Months Ended		Nine Months Ended
(thousands, except per share data) (unaudited)	December 28, 2024	December 23, 2023	December 28, 2024	December 23, 2023
Sales	$305,769	$317,653	$900,342	$966,712
Cost of sales, including occupancy costs	200,966	204,976	579,976	624,666
Gross profit	104,803	112,677	320,366	342,046
Operating, selling, general and administrative expenses	94,840	91,294	283,954	280,959
Operating income	9,963	21,383	36,412	61,087
Interest expense, net of interest income	4,246	5,043	14,526	15,052
Other income, net	(101)	(62)	(303)	(153)
Income before income taxes	5,818	16,402	22,189	46,188
Provision for income taxes	1,235	4,232	6,096	12,317
Net income	$4,583	$12,170	$16,093	$33,871
Other comprehensive income
Changes in pension, net of tax	33	94	101	281
Other comprehensive income	33	94	101	281
Comprehensive income	$4,616	$12,264	$16,194	$34,152
Earnings per share
Basic	$0.15	$0.38	$0.52	$1.06
Diluted	$0.15	$0.38	$0.52	$1.05
Weighted average common shares outstanding
Basic	29,949	30,934	29,933	31,263
Diluted	31,273	32,188	31,221	32,142

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. Q3 2025 Form 10-Q	4

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Changes in Shareholders’ Equity

	Class C							Accumulated
	Convertible						Additional	Other
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Comprehensive	Retained	Total
(thousands) (unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at September 23, 2023	20	$29	40,006	$400	8,561	$(205,648)	$252,212	$(3,928)	$657,078	$700,143
Net income									12,170	12,170
Other comprehensive income
Pension liability adjustment								94		94
Dividends declared
Preferred									(337)	(337)
Common									(8,392)	(8,392)
Dividend payable									(82)	(82)
Repurchase of stock (a)					1,544	(44,467)				(44,467)
Stock options and restricted stock			1							—
Stock-based compensation							589			589
Balance at December 23, 2023	20	$29	40,007	$400	10,105	$(250,115)	$252,801	$(3,834)	$660,437	$659,718

Balance at September 28, 2024	20	$29	40,054	$401	10,105	$(250,111)	$255,715	$(3,383)	$649,288	$651,939
Net income									4,583	4,583
Other comprehensive income
Pension liability adjustment								33		33
Dividends declared
Preferred									(337)	(337)
Common									(8,385)	(8,385)
Dividend payable									(95)	(95)
Stock options and restricted stock										—
Stock-based compensation							1,185			1,185
Balance at December 28, 2024	20	$29	40,054	$401	10,105	$(250,111)	$256,900	$(3,350)	$645,054	$648,923

Balance at March 25, 2023	20	$29	39,966	$400	8,561	$(205,648)	$250,702	$(4,115)	$653,554	$694,922
Net income									33,871	33,871
Other comprehensive income
Pension liability adjustment								281		281
Dividends declared
Preferred									(804)	(804)
Common									(25,992)	(25,992)
Dividend payable									(192)	(192)
Repurchase of stock (a)					1,544	(44,467)				(44,467)
Stock options and restricted stock			41				(414)			(414)
Stock-based compensation							2,513			2,513
Balance at December 23, 2023	20	$29	40,007	$400	10,105	$(250,115)	$252,801	$(3,834)	$660,437	$659,718

Balance at March 30, 2024	20	$29	40,017	$400	10,105	$(250,115)	$254,484	$(3,451)	$655,428	$656,775
Net income									16,093	16,093
Other comprehensive income
Pension liability adjustment								101		101
Dividends declared
Preferred									(1,012)	(1,012)
Common									(25,147)	(25,147)
Dividend payable									(308)	(308)
Stock options and restricted stock			37	1		4	(266)			(261)
Stock-based compensation							2,682			2,682
Balance at December 28, 2024	20	$29	40,054	$401	10,105	$(250,111)	$256,900	$(3,350)	$645,054	$648,923

(a) Inclusive of excise tax of $0.4 million for the three months and nine months ended December 23, 2023.

We declared $0.28 dividends per common share or equivalent for the three months ended December 28, 2024 and December 23, 2023, and $0.84 per common share or equivalent for the nine months ended December 28, 2024 and December 23, 2023.

See accompanying Notes to Consolidated Financial Statements

Monro, Inc. Q3 2025 Form 10-Q	5

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows

	Nine Months Ended
(thousands) (unaudited)	December 28, 2024	December 23, 2023
Operating activities
Net income	$16,093	$33,871
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	52,362	54,437
Share-based compensation expense	2,682	2,513
Gain on disposal of assets	(3,959)	(1,579)
Impairment of long-lived assets	1,551	—
Deferred income tax expense	5,660	9,557
Change in operating assets and liabilities
Accounts receivable	(369)	(1,140)
Federal and state income taxes receivable	(3,485)	(1,349)
Inventory	(22,202)	(12,709)
Other current assets	179	6,388
Other non-current assets	30,419	30,837
Accounts payable	64,830	25,606
Accrued expenses	(11,460)	12,984
Other long-term liabilities	(29,313)	(28,953)
Cash provided by operating activities	102,988	130,463
Investing activities
Capital expenditures	(20,674)	(18,892)
Deferred proceeds received from divestiture	8,521	15,839
Proceeds from the disposal of assets	12,265	2,793
Other	—	(25)
Cash provided by (used for) investing activities	112	(285)
Financing activities
Proceeds from borrowings	148,224	99,103
Principal payments on long-term debt, finance leases and financing obligations	(220,812)	(139,496)
Dividends paid	(25,822)	(26,796)
Deferred financing costs	(670)	—
Excise tax on repurchase of stock paid	(420)	—
Repurchase of stock	—	(44,044)
Exercise of stock options	—	17
Cash used for financing activities	(99,500)	(111,216)
Increase in cash and equivalents	3,600	18,962
Cash and equivalents at beginning of period	6,561	4,884
Cash and equivalents at end of period	$10,161	$23,846
Supplemental information
Leased assets obtained (reduced) in exchange for new (reduced) finance lease liabilities	$15,314	$(4,539)
Leased assets obtained in exchange for new operating lease liabilities	$16,326	$21,577

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. Q3 2025 Form 10-Q	6

Monro, Inc. Q3 2025 Form 10-Q	7

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

Note 1 – Description of Business and Basis of Presentation

Description of business

Monro, Inc. and its direct and indirect subsidiaries (together, “Monro”, the “Company”, “we”, “us”, or “our”), are engaged principally in providing automotive undercar repair and tire replacement sales and tire related services in the United States. Monro had 1,263 Company-operated retail stores located in 32 states and 47 Car-X franchised locations as of December 28, 2024.

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

Monro, Inc. Q3 2025 Form 10-Q	8

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

This guidance is effective for fiscal years beginning after December 15, 2024. Early adoption of this guidance is permitted. We are currently evaluating the impact of adopting this guidance.

In November 2024, the FASB issued new accounting guidance which requires disclosures about specific expense categories, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization and operating, selling, general and administrative expenses. The guidance is effective for annual reporting periods beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption of this guidance is permitted. We are currently evaluating the impact of adopting this guidance.

Other recent authoritative guidance issued by the FASB (including technical corrections to the Accounting Standards Codification (“ASC”)) and the SEC did not or are not expected to have a material effect on our consolidated financial statements.

Supplemental information

Property and equipment, net: Property and equipment balances are shown on the Consolidated Balance Sheets net of accumulated depreciation of $432.0 million and $444.9 million as of December 28, 2024 and March 30, 2024, respectively.

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

Note 2 – Divestiture

On June 17, 2022, we completed the divestiture of assets relating to our wholesale tire operations (seven locations) and internal tire distribution operations to American Tire Distributors, Inc. (“ATD”). We received $62 million from ATD at the closing of the transaction, of which $5 million was held in escrow and subsequently paid in December 2023. The remaining $40 million (“Earnout”) of the total consideration of $102 million is being paid quarterly over approximately three years and is based on our tire purchases from or through ATD pursuant to a distribution and fulfillment agreement with ATD. We received $8.5 million of the Earnout during the first nine months of fiscal 2025, and the remaining $6.8 million of the Earnout outstanding is recorded in Other current assets in our Consolidated Balance sheets as of December 28, 2024. On October 23, 2024, ATD filed for bankruptcy protection in the U.S. Bankruptcy Court for the District of Delaware. The company evaluated the allowance for expected credit losses and determined the allowance was not required for the quarter ended December 28, 2024. Under a distribution agreement between us and ATD, ATD agreed to supply and sell tires to retail locations we own. After ATD satisfies the Earnout payments, our company-owned retail stores will be required to purchase at least 90 percent of their forecasted requirements for certain passenger car tires, light truck replacement tires, and medium truck tires from or through ATD. Any tires that ATD is unable to supply or fulfill from those categories will be excluded from the calculation of our requirements for tires. The initial term of the distribution agreement is five years after the completion of the Earnout Period, with automatic 12-month renewal periods thereafter. See Note 2 of our Form 10-K for the fiscal year ended March 30, 2024 for additional information.

Monro, Inc. Q3 2025 Form 10-Q	9

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

Earnings per Common Share	Three Months Ended		Nine Months Ended
(thousands, except per share data)	December 28, 2024	December 23, 2023	December 28, 2024	December 23, 2023
Numerator for earnings per common share calculation:
Net income	$4,583	$12,170	$16,093	$33,871
Less: Preferred stock dividends	(337)	(337)	(1,012)	(804)
Income available to common shareholders	$4,246	$11,833	$15,081	$33,067
Denominator for earnings per common share calculation:
Weighted average common shares - basic	29,949	30,934	29,933	31,263
Effect of dilutive securities:
Preferred stock	1,205	1,205	1,205	815
Restricted stock	119	49	83	64
Weighted average common shares - diluted	31,273	32,188	31,221	32,142

Basic earnings per common share	$0.15	$0.38	$0.52	$1.06
Diluted earnings per common share	$0.15	$0.38	$0.52	$1.05

Weighted average common share equivalents that have an anti-dilutive impact are excluded from the computation of diluted earnings per share.

Note 4 – Income Taxes

For the three months and nine months ended December 28, 2024, our effective income tax rate was 21.2 percent and 27.5 percent, respectively, compared to 25.8 percent and 26.7 percent for the three months and nine months ended December 23, 2023, respectively. The difference from the statutory rate is primarily due to state taxes and the discrete tax impact related to share-based awards and the audit settlement of certain prior year state income tax returns.

Note 5 – Fair Value

Long-term debt had a carrying amount that approximates a fair value of $59.3 million as of December 28, 2024, as compared to a carrying amount and a fair value of $102.0 million as of March 30, 2024. The carrying value of our debt approximated its fair value due to the variable interest nature of the debt.

Note 6 – Cash Dividend

We declared dividends of $26.2 million during the nine months ended December 28, 2024. The declaration of future dividends will be at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, compliance with charter and contractual restrictions, and such other factors as the Board of Directors deems relevant. Our Credit Facility contains covenants that may limit, subject to certain exemptions, our ability to declare dividends and other distributions. For additional information regarding our Credit Facility, see Note 8.

Monro, Inc. Q3 2025 Form 10-Q	10

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

Revenues	Three Months Ended		Nine Months Ended
(thousands)	December 28, 2024	December 23, 2023	December 28, 2024	December 23, 2023
Tires (a)	$151,426	$155,222	$428,353	$451,468
Maintenance service	80,070	84,179	246,205	267,325
Brakes	37,628	39,824	119,508	133,663
Steering	25,639	24,490	75,479	78,851
Batteries	6,986	5,894	17,073	15,601
Exhaust	3,680	5,031	12,580	15,386
Franchise royalties	340	3,013	1,144	4,418
Total	$305,769	$317,653	$900,342	$966,712

(a) Includes the sale of tire road hazard warranty agreements and tire delivery commissions.

Revenue from the sale of tire road hazard warranty agreements is initially deferred and is recognized over the contract period as costs are expected to be incurred in performing such services, typically 21 to 36 months. The deferred revenue balances at December 28, 2024 and March 30, 2024 were $21.4 million and $21.7 million, respectively, of which $14.9 million and $15.2 million, respectively, are reported in Deferred revenue and $6.5 million is reported in Other long-term liabilities in our Consolidated Balance Sheets.

Changes in Deferred Revenue
(thousands)
Balance at March 30, 2024	$21,687
Deferral of revenue	16,034
Recognition of revenue	(16,331)
Balance at December 28, 2024	$21,390

As of December 28, 2024, we expect to recognize $4.9 million of deferred revenue related to road hazard warranty agreements in the remainder of fiscal 2025, $12.0 million of deferred revenue during our fiscal year ending March 28, 2026, and $4.5 million of deferred revenue thereafter.

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

Monro, Inc. Q3 2025 Form 10-Q	11

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

During the Covenant Relief Period, the minimum interest coverage ratio is reduced from 1.55x to 1.00x to: (a) 1.25x to 1.00x from the first quarter of fiscal 2025 through the first quarter of fiscal 2026; (b) 1.35x to 1.00x from the second quarter of fiscal 2026 through the fourth quarter of fiscal 2026; and (c) 1.55x to 1.00x for the first quarter of fiscal 2027 and thereafter. During the Covenant Relief Period, the maximum ratio of adjusted debt to EBITDAR remains at 4.75x to 1.00x, except that, if we complete a qualified acquisition during the Covenant Relief Period, the maximum ratio would increase to 5.00x to 1.00x for a certain 12-month period after the qualified acquisition. In addition, the Fourth Amendment modifies the definition of “EBITDAR” to permit add-backs relating to expenses, and restricts add-backs related to gains, associated with store closures of (a) all non-cash items and (b) cash items up to 20% of EBITDA from the first quarter of fiscal 2025 through the fourth quarter of fiscal 2026 and up to 15% of EBITDA from the first quarter of fiscal 2027 and thereafter.

During the Covenant Relief Period, the interest rate spread charged on borrowings increases by 25 basis points.

During the Covenant Relief Period, the restrictions on our ability to declare dividends were modified to reduce the cushion inside the adjusted debt to EBITDAR ratio threshold required for us to be able to declare dividends without restriction from 0.50x to 0.25x. In addition, during the Covenant Relief Period, we must have minimum liquidity of at least $400 million to declare dividends. We are prohibited from repurchasing our securities during the Covenant Relief Period if there are outstanding amounts under the Credit Facility immediately before or after giving effect to the repurchase. During the Covenant Relief Period, we may acquire stores or other businesses as long as we have minimum liquidity of at least $400 million after completing the acquisition.

We were in compliance with all debt covenants at December 28, 2024.

Except as amended by the First Amendment, Second Amendment, Third Amendment and Fourth Amendment, the remaining terms of the Credit Facility remain in full force and effect.

Within the Credit Facility, we have a sub-facility of $80 million available for the purpose of issuing standby letters of credit. The sub-facility requires fees aggregating 87.5 to 212.5 basis points annually of the face amount of each standby letter of credit, payable quarterly in arrears. There was a $30.1 million outstanding letter of credit at December 28, 2024.

There was $59.3 million outstanding and $510.6 million available under the Credit Facility at December 28, 2024.

Note 9 – Commitments and Contingencies

Commitments

Commitments Due by Period		Within	Within 2 to	Within 4 to	After
(thousands)	Total	1 Year	3 Years	5 Years	5 Years
Principal payments on long-term debt	$59,250	—	$59,250	—	—
Finance lease commitments/financing obligations (a)	329,436	$49,458	93,524	$68,399	$118,055
Operating lease commitments (a)	241,157	47,195	81,389	50,857	61,716
Total	$629,843	$96,653	$234,163	$119,256	$179,771

(a)Finance and operating lease commitments represent future undiscounted lease payments and include $65.1 million and $41.3 million, respectively, related to options to extend lease terms that are reasonably certain of being exercised.

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

Monro, Inc. Q3 2025 Form 10-Q	12

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

Note 10 – Supplier Finance Program

We facilitate a voluntary supply chain financing program to provide our suppliers with the opportunity to sell receivables due from us (our accounts payable) to a participating financial institution at the sole discretion of both the supplier and the financial institution. Should a supplier choose to participate in the program, it may receive payment from the financial institution in advance of agreed payment terms; our responsibility is limited to making payments to the respective financial institution on the terms originally negotiated with our supplier, which are generally for a term of up to 360 days. We have concluded that the program is a trade payable program and not indicative of a borrowing arrangement.

Our outstanding supplier obligations eligible for advance payment under the program totaled $247.9 million, $167.2 million, and $168.4 million as of December 28, 2024, March 30, 2024, and December 23, 2023, respectively, and are included within Accounts Payable on our Consolidated Balance Sheets. Our outstanding supplier obligations do not represent actual receivables sold by our suppliers to the financial institutions, which may be lower.

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

Monro, Inc. Q3 2025 Form 10-Q	13

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

Financial Summary

Third quarter 2025 included the following notable items:

•Diluted earnings per common share (“EPS”) were $0.15.

•Adjusted diluted EPS, a non-GAAP measure, were $0.19.

•Sales decreased 3.7 percent, primarily due to lower overall comparable store sales resulting from lower store traffic.

•Comparable store sales decreased 1.9 percent from the prior year, or a decrease of 0.8 percent if adjusted for selling days.

•Operating income of $10.0 million.

•Net income was $4.6 million.

•Adjusted net income, a non-GAAP measure, was $5.8 million.

Earnings Per Common Share	Three Months Ended			Nine Months Ended
	December 28, 2024	December 23, 2023	Change	December 28, 2024	December 23, 2023	Change
Diluted EPS	$0.15	$0.38	(60.5)%	$0.52	$1.05	(50.5)%
Adjustments	0.04	0.01		0.05	0.05
Adjusted diluted EPS	$0.19	$0.39	(51.3)%	$0.57	$1.11	(48.6)%

Note: Amounts may not foot due to rounding.

Adjusted net income and adjusted diluted EPS, each of which is a measure not derived in accordance with GAAP, exclude the impact of certain items. Management believes that adjusted net income and adjusted diluted EPS are useful in providing period-to-period comparisons of the results of our operations by excluding certain non-recurring items, such as costs related to litigation reserve, transition costs related to back-office optimization, store closing costs, closed store impairment charges, shareholder matters from our equity capital structure recapitalization, net loss on subsequent inventory adjustment related to the prior year sale of wholesale tire and distribution assets, and a gain on sale of corporate headquarters net of closing and relocation costs. Reconciliations of these non-GAAP financial measures to GAAP measures are provided beginning on page 17 under “Non-GAAP Financial Measures.”

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

Monro, Inc. Q3 2025 Form 10-Q	14

MANAGEMENT’S DISCUSSION AND ANALYSIS

Analysis of Results of Operations

Summary of Operating Income	Three Months Ended			Nine Months Ended
(thousands)	December 28, 2024	December 23, 2023	Change	December 28, 2024	December 23, 2023	Change
Sales	$305,769	$317,653	(3.7)%	$900,342	$966,712	(6.9)%
Cost of sales, including occupancy costs	200,966	204,976	(2.0)	579,976	624,666	(7.2)
Gross profit	104,803	112,677	(7.0)	320,366	342,046	(6.3)
Operating, selling, general and administrative expenses	94,840	91,294	3.9	283,954	280,959	1.1
Operating income	$9,963	$21,383	(53.4)%	$36,412	$61,087	(40.4)%

Sales

Sales include automotive undercar repair, tire replacement and tire related service sales, net of discounts, returns, etc., and revenue from the sale of warranty agreements and commissions earned from the delivery of tires. See Note 7 to our consolidated financial statements for further information. We use comparable store sales to evaluate the performance of our existing stores by measuring the change in sales for a period over the comparable, prior-year period of equivalent length. There were 89 selling days in the three months ended December 28, 2024 and 90 selling days in the three months ended December 23, 2023, and 270 selling days in the nine months ended December 28, 2024 and 271 selling days in the nine months ended December 23, 2023. There was one fewer selling day in the three months and nine months ended December 28, 2024, as compared to the same period ended December 23, 2023, due to a shift in the timing of the Christmas holiday from the fourth quarter in fiscal 2024 to the third quarter in fiscal 2025.

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

Sales	Three Months Ended		Nine Months Ended
(thousands)	December 28, 2024	December 23, 2023	December 28, 2024	December 23, 2023
Sales	$305,769	$317,653	$900,342	$966,712
Dollar change compared to prior year	$(11,884)		$(66,370)
Percentage change compared to prior year	(3.7)%		(6.9)%

The sales decrease was primarily due to a decrease in comparable store sales resulting from lower store traffic. Although overall comparable sales were down for the three months and nine months ended December 28, 2024, we returned to year-over-year comparable store sales growth in fiscal December. The following table shows the primary drivers of the change in sales for the three months and nine months ended December 28, 2024, as compared to the same period ended December 23, 2023.

Sales Percentage Change	Three Months Ended	Nine Months Ended
	December 28, 2024	December 28, 2024
Sales change	(3.7)%	(6.9)%
Primary drivers of change in sales
Comparable store sales (a)	(1.9)%	(5.9)%
Closed store sales	(1.1)%	(0.7)%
Franchise royalties	(0.7)%	(0.3)%

(a) Comparable store sales decreased 0.8% and 5.6% when adjusted for selling days for the three months and nine months ended December 28, 2024.

An increase in battery sales of 30% and 16% and an increase in alignment services of 13% and 1% in the three months and nine months ended December 28, 2024, respectively, partially offset the decrease in sales in other categories. Broad-based economic pressures impacting consumers partly led to lower demand in tires and our higher-margin service categories during the three months and nine months ended December 28, 2024. We expect the economic environment to continue to impact our customers throughout the remainder of fiscal 2025. The following table shows the primary drivers of the comparable store product category sales change for the three months and nine months ended December 28, 2024, as compared to the same period ended December 23, 2023.

Monro, Inc. Q3 2025 Form 10-Q	15

MANAGEMENT’S DISCUSSION AND ANALYSIS

Comparable Store Product Category Sales Change (a)	Three Months Ended		Nine Months Ended
	December 28, 2024	December 23, 2023	December 28, 2024	December 23, 2023
Batteries	30%	(0)%	16%	8%
Alignment	13%	(5)%	1%	(4)%
Front end/shocks	6%	(5)%	(5)%	(6)%
Tires	(1)%	(9)%	(4)%	(4)%
Maintenance service	(2)%	(3)%	(6)%	(0)%
Brakes	(6)%	(1)%	(10)%	(2)%

(a) The comparable store product category sales change for the three and nine months ended December 28, 2024 are adjusted for selling days.

Sales by Product Category	Three Months Ended		Nine Months Ended
	December 28, 2024	December 23, 2023	December 28, 2024	December 23, 2023
Tires	50%	49%	49%	47%
Maintenance service	26	27	27	28
Brakes	12	13	13	14
Steering (a)	8	8	8	8
Batteries	3	2	2	2
Exhaust	1	1	1	1
Total	100%	100%	100%	100%

(a)Steering product category includes front end/shocks and alignment product category sales.

Change in Number of Company-Operated Retail Stores	Three Months Ended		Nine Months Ended
	December 28, 2024	December 23, 2023	December 28, 2024	December 23, 2023
Beginning store count	1,272	1,298	1,288	1,299
Opened	—	1	—	1
Closed	(9)	(3)	(25)	(4)
Ending store count	1,263	1,296	1,263	1,296

Cost of Sales and Gross Profit

Gross Profit	Three Months Ended		Nine Months Ended
(thousands)	December 28, 2024	December 23, 2023	December 28, 2024	December 23, 2023
Gross profit	$104,803	$112,677	$320,366	$342,046
Percentage of sales	34.3%	35.5%	35.6%	35.4%
Dollar change compared to prior year	$(7,874)		$(21,680)
Percentage change compared to prior year	(7.0)%		(6.3)%

Gross profit, as a percentage of sales, decreased 120 basis points (“bps”) for the three months ended December 28, 2024, as compared to the prior year comparable period. Material costs increased, as a percentage of sales, due primarily to mix within tires and increased levels of self-funded promotions. Partially offsetting this was a decrease in technician labor costs, as a percentage of sales, due primarily to improvements in labor productivity and efficiency. Gross profit, as a percentage of sales, increased 20 basis points for the nine months ended December 28, 2024, as compared to the prior year comparable period. The increase in gross profit, as a percentage of sales, was primarily due to improvements in labor productivity and efficiency, partially offset by an increase in occupancy costs, as we lost leverage on these largely fixed costs, and an increase in material costs due primarily to mix within tires and increased levels of self-funded promotions.

Gross Profit as a Percentage of Sales Change	Three Months Ended		Nine Months Ended
	December 28, 2024		December 28, 2024
Gross profit change	(120)	bps	20	bps
Primary drivers of change in gross profit as a percentage of sales
Material costs	(150)	bps	(60)	bps
Occupancy costs	—	bps	(60)	bps
Technician labor costs	30	bps	140	bps

Monro, Inc. Q3 2025 Form 10-Q	16

MANAGEMENT’S DISCUSSION AND ANALYSIS

OSG&A Expenses

OSG&A Expenses	Three Months Ended		Nine Months Ended
(thousands)	December 28, 2024	December 23, 2023	December 28, 2024	December 23, 2023
OSG&A Expenses	$94,840	$91,294	$283,954	$280,959
Percentage of sales	31.0%	28.7%	31.5%	29.1%
Dollar change compared to prior year	$3,546		$2,995
Percentage change compared to prior year	3.9%		1.1%

The increase of $3.5 million in operating, selling, general and administrative (“OSG&A”) expenses for the three months ended December 28, 2024, from the comparable prior year period is primarily due to an increase in OSG&A expenses from comparable stores, litigation reserve, transition costs related to back-office optimization, as well as costs related to store closings. Partially offsetting these increases were decreases due to closed stores, store advertising costs, costs related to shareholder matters and other net non-recurring costs. The following table shows the impact of these costs on the change in OSG&A expenses for the three months and nine months ended December 28, 2024, as compared to the same periods ended December 23, 2023.

OSG&A Expenses Change	Three Months Ended	Nine Months Ended
(thousands)	December 28, 2024	December 28, 2024
OSG&A expenses change	$3,546	$2,995
Drivers of change in OSG&A expenses
Increase from comparable stores	$3,581	$2,430
Increase in litigation reserve	$650	$650
Increase from transition costs related to back-office optimization	$469	$978
Increase in store closing costs	$467	$1,175
Increase from new stores	$21	$119
Increase in store impairment charges	$—	$1,551
Decrease from net gain on sale of corporate headquarters	$(22)	$(2,721)
Decrease from costs related to shareholder matters	$(80)	$(1,355)
(Decrease) increase in store advertising costs	$(140)	$2,807
Decrease from other non-recurring costs, net	$(304)	$(309)
Decrease from closed stores	$(1,096)	$(2,330)

Other Performance Factors

Net Interest Expense

Net interest expense of $4.2 million for the three months ended December 28, 2024 decreased $0.8 million as compared to the prior year period, and decreased as a percentage of sales from 1.6 percent to 1.4 percent. Weighted average debt outstanding for the three months ended December 28, 2024 decreased by approximately $59.5 million as compared to the three months ended December 23, 2023. This decrease is primarily related to lower debt outstanding under the Credit Facility as well as lower finance lease debt related to our stores. The weighted average interest rate decreased approximately 23 basis points as compared to the same period of the prior year.

Net interest expense of $14.5 million for the nine months ended December 28, 2024 decreased $0.5 million compared to the prior year period, and remained at 1.6 percent as a percentage of sales. Weighted average debt outstanding for the nine months ended December 28, 2024 decreased by approximately $34.7 million and the weighted average interest rate increased approximately 20 basis points as compared to the same period of the prior year.

Provision for Income Taxes

Our effective income tax rate for the three months and nine months ended December 28, 2024 was 21.2 percent and 27.5 percent, respectively, compared with 25.8 percent and 26.7 percent in the comparable prior-year periods. The difference from the statutory rate is primarily due to state taxes and the discrete tax impact related to share-based awards and the audit settlement of certain prior year state income tax returns.

Monro, Inc. Q3 2025 Form 10-Q	17

MANAGEMENT’S DISCUSSION AND ANALYSIS

Non-GAAP Financial Measures

In addition to reporting net income and diluted EPS, which are GAAP measures, this Form 10-Q includes adjusted net income and adjusted diluted EPS, which are non-GAAP financial measures. We have included reconciliations to adjusted net income and adjusted diluted EPS from our most directly comparable GAAP measures, net income and diluted EPS, below. Management views these non-GAAP financial measures as indicators to better assess comparability between periods because management believes these non-GAAP financial measures reflect our core business operations while excluding certain non-recurring items, such as costs related to litigation reserve, transition costs related to back-office optimization, store closing costs, closed store impairment charges, shareholder matters from our equity capital structure recapitalization, net loss on subsequent inventory adjustment related to the prior year sale of wholesale tire and distribution assets, and a gain on sale of corporate headquarters net of closing and relocation costs.

These non-GAAP financial measures are not intended to represent, and should not be considered more meaningful than, or as an alternative to, their most directly comparable GAAP measures. These non-GAAP financial measures may be different from similarly titled non-GAAP financial measures used by other companies.

Adjusted net income is summarized as follows:

Reconciliation of Adjusted Net Income	Three Months Ended		Nine Months Ended
(thousands)	December 28, 2024	December 23, 2023	December 28, 2024	December 23, 2023
Net income	$4,583	$12,170	$16,093	$33,871
Litigation reserve	650	—	650	—
Transition costs related to back-office optimization	527	58	1,677	699
Store closing costs	437	(30)	1,149	(26)
Net gain on sale of corporate headquarters (a)	73	95	(2,566)	155
Store impairment charges	—	—	1,551	—
Net loss on sale of wholesale tire and distribution assets (b)	—	304	—	304
Costs related to shareholder matters	—	80	—	1,355
Acquisition due diligence and integration costs	—	—	—	5
Provision for income taxes on pre-tax adjustments	(479)	(131)	(689)	(637)
Adjusted net income	$5,791	$12,546	$17,865	$35,726

(a) Amounts include the gain on sale of the corporate headquarters building net of associated closing and relocation costs.

(b) Amount includes a loss on subsequent inventory adjustments on prior year sale of wholesale tire and distribution assets.

In the Reconciliation of Adjusted Net Income, we determined the Provision for income taxes on pre-tax adjustments by calculating our estimated annual effective income tax rate on pre-tax income before giving effect to any discrete tax items and applying it to the pre-tax adjustments.

Adjusted diluted EPS is summarized as follows:

Reconciliation of Adjusted Diluted EPS	Three Months Ended		Nine Months Ended
	December 28, 2024	December 23, 2023	December 28, 2024	December 23, 2023
Diluted EPS	$0.15	$0.38	$0.52	$1.05
Litigation reserve	0.01	—	0.01	—
Transition costs related to back-office optimization (a)	0.01	0.00	0.04	0.01
Store closing costs (a)	0.01	(0.00)	0.03	(0.00)
Net gain on sale of corporate headquarters (a) (b)	0.00	0.00	(0.06)	0.00
Store impairment charges	—	—	0.04	—
Net loss on sale of wholesale tire and distribution assets (c)	—	0.01	—	0.01
Costs related to shareholder matters (a)	—	0.00	—	0.03
Acquisition due diligence and integration costs (a)	—	—	—	0.00
Adjusted diluted EPS	$0.19	$0.39	$0.57	$1.11

(a) Amounts, in the periods presented, may be too minor in amount, net of the impact from income taxes, to have an impact on the calculation of adjusted diluted EPS.

(b) Amounts include the gain on sale of the corporate headquarters building net of associated closing and relocation costs.

(c) Amount includes a loss on subsequent inventory adjustments on prior year sale of wholesale tire and distribution assets.

Note: The calculation of the impact of non-GAAP adjustments on diluted EPS is performed on each line independently. The table may not add down +/- $0.01 due to rounding.

The other adjustments to diluted EPS reflect estimated annual effective income tax rates of 28.4 percent and 25.8 percent for the three months ended December 28, 2024 and December 23, 2023, respectively, and 28.0 percent and 25.6 percent for the nine months ended December 28, 2024 and December 23, 2023, respectively. These estimated annual effective income tax rates exclude the income tax impacts from share-based compensation and the audit settlement of certain prior year state income tax returns. See adjustments from the Reconciliation of Adjusted Net Income table above for pre-tax amounts.

Monro, Inc. Q3 2025 Form 10-Q	18

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

Future Cash Requirements

We currently expect our capital expenditures to support our projects, including upgrading our facilities and systems, to be $25 million to $30 million in the aggregate in fiscal 2025. Additionally, we have contractual finance lease and operating lease commitments with landlords through October 2040 for $463.9 million in lease payments, of which $95.5 million is due within one year. For details regarding these lease commitments, see Note 9 to our consolidated financial statements.

As of December 28, 2024, we had $59.3 million outstanding under the Credit Facility, none of which is due in the succeeding 12 months. For details regarding our indebtedness that is due, see Note 8 to our consolidated financial statements.

Dividends

We declared dividends of $0.28 per share totaling $8.7 million for the three months ended December 28, 2024 and December 23, 2023, and $0.84 per share totaling $26.2 million and $26.8 million for the nine months ended December 28, 2024 and December 23, 2023, respectively.

Working Capital Management

As of December 28, 2024, we had a working capital deficit of $234.0 million, an increase of $32.1 million from a deficit of $201.9 million as of March 30, 2024. The overall working capital deficit is a result of our supply chain finance program. We have agreed to contractual payment terms and conditions with our suppliers. As part of our working capital management, we facilitate a voluntary supply chain finance program to provide our suppliers with the opportunity to sell receivables due from Monro to a participating financial institution. For details regarding our supply chain finance program, see Note 10 to our consolidated financial statements.

Sources and Conditions of Liquidity

Our sources to fund our material cash requirements are predominantly cash from operations, availability under our Credit Facility, and cash and equivalents on hand.

As of December 28, 2024, we had $10.2 million of cash and equivalents. In addition, we had $510.6 million available under the Credit Facility as of December 28, 2024.

We believe that our current sources of funds will provide us with adequate liquidity during the 12-month period following December 28, 2024, as well as in the long-term.

Summary of Cash Flows

The following table presents a summary of our cash flows from operating, investing, and financing activities.

Monro, Inc. Q3 2025 Form 10-Q	19

MANAGEMENT’S DISCUSSION AND ANALYSIS

Summary of Cash Flows	Nine Months Ended
(thousands)	December 28, 2024	December 23, 2023
Cash provided by operating activities	$102,988	$130,463
Cash provided by (used for) investing activities	112	(285)
Cash used for financing activities	(99,500)	(111,216)
Increase in cash and equivalents	3,600	18,962
Cash and equivalents at beginning of period	6,561	4,884
Cash and equivalents at end of period	$10,161	$23,846

Cash provided by operating activities

For the nine months ended December 28, 2024, cash provided by operating activities was $103.0 million, which consisted of net income of $16.1 million, increased by non-cash adjustments of $58.3 million and net change in operating assets and liabilities of $28.6 million. The non-cash charges were largely driven by $52.4 million of depreciation and amortization, as well as $5.7 million in deferred income tax expense. The change in operating assets and liabilities was primarily due to our supply chain finance program being a source of cash as we improved our cash flow by $80.7 million. This was partially offset by accrued expenses and other current assets being a use of cash of $24.4 million driven by timing of payments, as well as our inventory balance being a use of cash of $22.2 million due to increased inventory purchases.

For the nine months ended December 24, 2023, cash provided by operating activities was $130.5 million, which consisted of net income of $33.9 million, adjusted by non-cash charges of $64.9 million and by a change in operating assets and liabilities of $31.7 million. The non-cash charges were largely driven by $54.4 million of depreciation and amortization, as well as $9.6 million in deferred income tax expense. The change in operating assets and liabilities was primarily due to our supply chain finance program being a source of cash as we improved our cash flow by $17.8 million. Additionally, the change in operating assets and liabilities was also partially due to accounts payable and accrued liabilities, net of vendor rebate receivables, being a source of cash of $30.5 million driven by timing of payments. These sources of cash were partially offset by our inventory balance being a use of cash of $12.7 million due to increased inventory purchases.

Cash provided by (used for) investing activities

For the nine months ended December 28, 2024, cash provided by investing activities was $0.1 million. This was due to cash provided by payments from the disposal of property and equipment, including the proceeds related to the sale of our corporate headquarters, for $12.3 million, and cash provided by the earnout payment from the sale of our wholesale tire locations and distribution assets of $8.5 million, partially offset by cash used for capital expenditures, including property and equipment, of $20.7 million.

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

Cash used for financing activities

For the nine months ended December 28, 2024, cash used for financing activities was $99.5 million, which was primarily due to payment on our Credit Facility, net of amounts borrowed during the period, of $42.8 million, as well as payment of finance lease principal and dividends of $29.8 million and $25.8 million, respectively.

For the nine months ended December 23, 2023, cash used for financing activities was $111.2 million, which was primarily due to payment on our Credit Facility, net of amounts borrowed during the period, of $11.0 million, as well as payment of finance lease principal and dividends of $29.4 million and $26.8 million, respectively. Also, we used $44.0 million to repurchase common stock during the period.

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

Monro, Inc. Q3 2025 Form 10-Q	20

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 1 to our consolidated financial statements for a discussion of the impact of recently issued accounting standards on our consolidated financial statements as of December 28, 2024 and the expected impact on the consolidated financial statements for future periods.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they address future events, developments, and results and do not relate strictly to historical facts. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements include, without limitation, statements preceded by, followed by, or including words such as “anticipate,” “believe,” “can,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “seek,” “should,” “strategy,” “will,” “would” and variations thereof and similar expressions. Forward-looking statements are subject to risks, uncertainties, and other important factors that could cause actual results to differ materially from those expressed. For example, our forward-looking statements include, without limitation, statements regarding:

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

Monro, Inc. Q3 2025 Form 10-Q	21

MANAGEMENT’S DISCUSSION AND ANALYSIS

●	the impact of costs related to planned store closings or potential impairment of goodwill, other intangible assets, and long-lived assets;
●	expected dividend payments;
●	our ability to protect our brands and our reputation;
●	our ability to attract, motivate, and retain skilled field personnel and our key executives; and
●	the potential impacts of climate change on our business.

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

Monro, Inc. Q3 2025 Form 10-Q	22

DISCLOSURES ABOUT MARKET RISK & CONTROLS AND PROCEDURES

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from potential changes in interest rates. As of December 28, 2024, excluding finance leases and financing obligations, we had no debt financing at fixed interest rates, for which the fair value would be affected by changes in market interest rates. Our cash flow exposure on floating rate debt would result in annual interest expense fluctuations of approximately $0.6 million based upon our debt position at December 28, 2024 and approximately $1.0 million based upon our debt position at March 30, 2024, given a change in SOFR of 100 basis points.

Debt financing had a carrying amount that approximates a fair value of $59.3 million as of December 28, 2024, as compared to a carrying amount and a fair value of $102.0 million as of March 30, 2024.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 28, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Monro, Inc. Q3 2025 Form 10-Q	23

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

Monro, Inc. Q3 2025 Form 10-Q	24

EXHIBITS

Item 6. Exhibits

Exhibit Index
10.02c – Form of Option Award Agreement under Amended and Restated 2007 Stock Incentive Plan*
31.1 – Certification of Michael T. Broderick pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
31.2 – Certification of Brian J. D’Ambrosia pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
32.1 – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002
101.INS – XBRL Instance Document
101.LAB – XBRL Taxonomy Extension Label Linkbase
101.PRE – XBRL Taxonomy Extension Presentation Linkbase
101.SCH – XBRL Taxonomy Extension Schema Linkbase
101.DEF – XBRL Taxonomy Extension Definition Linkbase
101.CAL – XBRL Taxonomy Extension Calculation Linkbase
104 – Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Management contract or compensatory plan or arrangement.

Monro, Inc. Q3 2025 Form 10-Q	25

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONRO, INC.

DATE: January 29, 2025	By:	/s/ Michael T. Broderick
Michael T. Broderick
President and Chief Executive Officer (Principal Executive Officer)

DATE: January 29, 2025	By:	/s/ Brian J. D’Ambrosia
Brian J. D’Ambrosia
Executive Vice President – Finance, Chief Financial Officer and
Treasurer (Principal Financial Officer and Principal Accounting Officer)

Monro, Inc. Q3 2025 Form 10-Q	26