Form 10-K
period 2025-03-29
MONRO, INC.
filed 2025-05-28
CIK 876427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________________

FORM 10-K

_________________________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 29, 2025

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

295 Woodcliff Drive, Suite 202
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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on September 28, 2024, was $834,200,000.

As of May 16, 2025, 29,969,077 shares of registrant’s common stock, $0.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2025 Annual Meeting of Shareholders to be held hereafter are incorporated by reference into Part III of this report.

Monro, Inc. 2025 Form 10-K	2

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

•the risks associated with vendor relationships and international trade, particularly imported goods such as those sourced from China and other countries targeted with import tariffs;

•the impact of changes in U.S. trade relations and ongoing trade disputes between the United States, China, and other countries and other potential impediments to imports;

•our ability to generate sufficient cash flows from operations and service our debt obligations, including our expected annual interest expense, and to comply with the debt covenants of our Credit Facility;

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

•management’s estimates associated with our critical accounting policies, including insurance liabilities, income taxes, and valuations for our goodwill and long-lived assets impairment analyses;

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

•expected dividend payments;

•our ability to protect our brands and our reputation;

•our ability to attract, motivate, and retain skilled field personnel and our key executives; and

•the potential impacts of climate change on our business.

Monro, Inc. 2025 Form 10-K	3

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

Introductory Note

Unless otherwise stated, references to “we,” “our,” “us,” “Monro” or the “Company” generally refer to Monro, Inc. and its direct and indirect subsidiaries on a consolidated basis. Unless specifically indicated otherwise, any references to “2025” or “fiscal 2025,” “2024” or “fiscal 2024,” and “2023” or “fiscal 2023” relate to the years ended March 29, 2025, March 30, 2024, and March 25, 2023, respectively.

Monro, Inc. 2025 Form 10-K	4

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

We believe the convenience and value we offer are key factors in serving and growing our base of customers. At March 29, 2025, we operated 1,260 retail tire and automotive repair stores and serviced approximately 4.2 million vehicles in fiscal 2025.

Our retail tire and automotive repair stores operate primarily under the brands “Monro Auto Service and Tire Centers,” “Tire Choice Auto Service Centers,” “Mr. Tire Auto Service Centers,” “Car-X Tire & Auto,” “Tire Warehouse Tires for Less,” “Ken Towery’s Tire & Auto Care,” “Mountain View Tire & Auto Service,” and “Tire Barn Warehouse”.

Company-operated Store Brands as of March 29, 2025	Stores
Monro Auto Service and Tire Centers	352
Tire Choice Auto Service Centers	341
Mr. Tire Auto Service Centers	311
Car-X Tire & Auto	69
Tire Warehouse Tires For Less	54
Ken Towery's Tire & Auto Care	34
Mountain View Tire & Auto Service	29
Tire Barn Warehouse	27
Other (a)	43
Total	1,260

(a) Includes acquired stores to be converted to certain brands named above.

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

As of March 29, 2025, Monro had two retread facilities, 47 Car-X franchised locations and 1,260 Company-operated stores. On May 23, 2025, following an evaluation of market segmentation and demographic data, our Board of Directors approved a plan to close 145 underperforming Company-operated retail stores in the first quarter of fiscal 2026 (the “Store Closure Plan”). For more information, see Part II, Item 9B, “Other Information” of this Form 10-K.

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

Monro incorporated in New York in 1959. We maintain our corporate headquarters in Fairport, New York.

Monro, Inc. 2025 Form 10-K	5

BUSINESS

Business Strategy

Our vision is to be America’s leading auto and tire service center, trusted by consumers as the best place in their neighborhoods for quality automotive service and tires. We believe that success in this vision will position Monro to deliver consistent and sustainable organic growth as well as lead to strong, long-term financial performance. Specifically, we are committed to seeing this vision executed across all aspects of the business, through the following actions:

•Exceed guest expectations. We will continue to invest in and execute strategic initiatives to improve our guests’ in-store experience. This includes leveraging our scale and the strength of our financial position to make critical investments in our business, our technicians and technology, allowing us to further execute on our operational excellence initiatives in 2025.

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

Growth Strategy

Executing on accretive acquisition opportunities remains an element of our long-term growth strategy. We believe the fragmentation of our industry allows for many opportunities for consolidation. Using consumer demographic analytics, we believe we can better identify targets that operate in the markets with favorable demographics and customer trends, allowing us to enter regions from which we are poised to benefit most.

During the last five years, we have completed 5 acquisitions, adding 69 locations and approximately $103 million in annualized revenue. We did not complete any acquisitions in fiscal 2025. As of March 29, 2025, we have stores in 32 states.

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

Monro, Inc. 2025 Form 10-K	6

BUSINESS

We purchase most of the tires we sell to our guests through a distribution agreement under which ATD supplies and sells certain tires to our retail locations. ATD also provides tire category management, ordering and inventory management services to us. We also select and purchase parts (including oil) and supplies for all Company-operated stores on a centralized basis through an automatic replenishment system based on operational data we collect from stores daily which allows us to control store inventory on a near real-time basis. National vendors ship most of our parts supply directly to our stores. Additionally, each store has access to the inventory carried by up to the 14 stores nearest to it. Management believes that this feature improves customer satisfaction and store productivity by reducing the time required to locate out-of-stock parts and tires. It also improves profitability because it reduces the amount of inventory which must be purchased outside Monro from local vendors. Local vendor purchases are made when needed at the store level and accounted for approximately 33 percent of all parts and tires purchased in 2025.

Our ten largest vendors accounted for approximately 97 percent of our total stocking purchases, with the largest vendor accounting for approximately 47 percent of total stocking purchases in 2025. We purchase parts (including oil) and tires from approximately 47 vendors. Management believes that our relationships with vendors are excellent and that alternative sources of supply exist, at comparable cost, for substantially all parts used in our business.

We enter into contracts with certain parts and tire suppliers, some of which require us to buy (at market competitive prices) up to 100 percent of our annual purchases of specific products. These agreements expire at various dates. We believe these agreements provide us with high quality, branded merchandise at preferred pricing, along with strong marketing and training support.

Human Capital

At Monro, our business success is built upon our dedicated and passionate teammates from a broad range of experiences and backgrounds who work and live in the communities we serve. We are committed to providing a safe, healthy, inclusive, and supportive work environment where teammates embrace our core value of collaboration, feel empowered, and are motivated to have enriching and successful careers. We seek to be an employer of choice to attract and retain top talent. To that end, we strive to provide an engaging work experience that excites and motivates our teammates to deliver their best every day as well as provides opportunities for learning and growth, to ensure our team is always the best in the business.

As of March 29, 2025, Monro had approximately 7,360 employees, of whom 7,200 were employed in the field organization, 150 were employed at our corporate headquarters, referred to as “store support center”, and 10 were employed in other offices. Monro’s employees are not members of any union.

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

Monro, Inc. 2025 Form 10-K	7

BUSINESS

and is delivered on a regular basis. We believe that involving operations management in the development and delivery of these sessions results in more relevant and actionable training for store managers, helping improve staff retention as well as overall performance.

Monro University also provides targeted training for corporate management and staff, including training about eliminating workplace discrimination, harassment prevention training, and people manager training. We also foster development through annual reviews at which time employees can discuss with their manager goals for aligning their own development with our business objectives. We believe our teammates are compensated in a fair manner which increases along with productivity. Our store compensation plan also streamlines bonus programs, creating consistency and increasing human capital productivity across our stores.

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

One of the ways we embrace our teammates’ well-being is through the administration of our own Teammate Assistance Fund, a third-party 501(c)(3) organization available for all our teammates. This fund provides an opportunity for all teammates to take care of each other through tax-deductible payroll and other one-time contributions. Through donations from Monro and contributions from our teammates, members of our Board of Directors and others, the Teammate Assistance Fund provides timely financial assistance to teammates impacted by financially devastating circumstances beyond their control and their means.

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

Monro’s training programs are key to our strong safety culture. Training increases awareness and helps to reduce and eliminate workplace accidents and injuries. Our Monro University platform has allowed us to conduct more robust and structured trainings based on a teammate’s job position, and Monro’s safety manuals are available at every workstation within our stores and serve as the basis for our safety training and protocols.

Inclusive Workplace

Representing the communities and guests we serve is one of our core values, and we believe that a workplace in which diverse backgrounds, experiences and ways of thinking are embraced and valued increases productivity and promotes awareness of our guests’ and communities’ unique needs. Our commitment is to have a workforce and leadership team that closely resembles our growing group of loyal customers we are working hard to attract and retain. This commitment will continue to be supported by training and awareness programs as well as focused efforts to recruit, retain, develop, and promote a workforce with a broad range of experiences and backgrounds. Our Code of Ethics lays out a zero-tolerance policy for discrimination or harassment behavior.

We have added resources to our recruitment team and expanded the recruitment platforms we use to broaden our pool of candidates. We also view training as a tool to foster inclusion and, through Monro University, we provide courses designed to raise awareness about eliminating workplace discrimination to all our teammates.

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

Monro, Inc. 2025 Form 10-K	8

BUSINESS

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

Monro strives to maintain an environmentally conscious corporate culture, demonstrated by our recycling policies at our offices and stores. In 2025, Monro recycled approximately 2.0 million gallons of oil and 3.0 million tires, as well as approximately 79,000 vehicle batteries and 351 tons of cardboard, all as part of our commitment to the environment.

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

Our investor presentation regarding the financial results for the fiscal year ended March 29, 2025 is available and accessible at Monro’s Investor Relations page at https://corporate.monro.com/investors under the Events and Presentations tab. Information available on our website is not a part of, and is not incorporated into, this Form 10-K. We intend to make future investor presentations available exclusively through our Investor Relations page.

Monro, Inc. 2025 Form 10-K	9

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

The automotive repair industry and our financial performance are sensitive to changes in overall economic conditions that impact consumer spending, including inflation, the imposition of import tariffs, changes in interest rates and economic volatility. Future economic conditions affecting consumer income such as employment levels, business conditions, interest rates, inflation and tax rates could reduce consumer spending or cause consumers to shift their spending to other products. Sustained higher inflation following the COVID-19 pandemic and import tariffs may continue to cause consumers to be more sensitive to price changes and cause consumers to “trade down” in the price of products or services purchased or to delay or forgo vehicle maintenance entirely. Alternatively, during periods of good economic conditions, consumers may decide to purchase new vehicles rather than servicing their older vehicles. In addition, if automobile manufacturers offer lower pricing on new or leased cars, more consumers may purchase or lease new vehicles rather than servicing older vehicles. A general reduction in the level of consumer spending or shifts in consumer spending to other services could have a material adverse effect on our growth, sales, and profitability.

We are subject to cycles in the general economy and customers’ use of vehicles and seasonality, which may impact demand for our products and services.

Our industry is influenced by the number of miles driven by automobile owners. Factors that may cause the number of miles driven by automobile owners to decrease include the weather, travel patterns, gas prices, trends in remote work and fluctuations in the general economy. When the retail cost of gasoline increases, such as after the Russian invasion of Ukraine and the imposition of economic sanctions on Russia and companies affiliated with the Russian government in addition to other geopolitical events, the number of miles driven by automobile owners may decrease, which could result in less frequent service intervals and fewer repairs. The number of vehicle miles driven may also decrease if consumers begin to rely more heavily on mass transportation.

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

Monro, Inc. 2025 Form 10-K	10

RISK FACTORS

Adoption of electric vehicle technology may adversely affect the demand for our services.

Advances in electric vehicle technology and production may adversely affect the demand for our services because electric vehicles do not have traditional engines, transmissions, and certain related parts. The adoption of electric vehicles may accelerate in coming years because of decreases in upfront costs for electric vehicles, tax incentives and other legislative action. An increase in the proportion of electric vehicles sold could decrease our service-related revenue. As the proportion of electric vehicles on the road increases, we expect the demand for transmission and exhaust services and oil changes will decrease. Although we may experience an increase in demand for other services, there can be no assurance that the demand will be sufficient to maintain or improve our historical sales performance. Even when electric vehicles need repairs, given the cost to replace some battery-related components, an electric vehicle owner’s insurance provider may not approve the cost to repair the vehicle. If drivers must replace their vehicles instead of servicing older vehicles, demand for our services would decrease. Even if the electric vehicle can be repaired, original vehicle manufacturers may restrict us from acquiring the necessary diagnostic tools, repair information, or certifications required to repair the vehicle. If we are restricted from repairing certain vehicles, our sales and profitability may decrease.

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

For example, under the distribution agreement with ATD, we rely on ATD for most of certain passenger car tires, light truck replacement tires, and medium truck tires that we sell to our customers. Under the distribution agreement with ATD, our company-owned stores must purchase at least 90% of their forecasted requirements for these tires from or through ATD, subject to some exceptions. On October 23, 2024, ATD filed for bankruptcy protection. There can be no assurance that ATD will continue to perform under the distribution agreement. If ATD is unable to supply our requirements for tires and we are unable to purchase our desired volume of tires on the same or better terms as in the distribution agreement, or at all, our sales and ability to service our customers could suffer considerably if we are unable to find an alternative vendor of tires on similar terms.

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

We depend on several products (e.g. brake parts, tires, oil filters) produced in foreign markets. Any changes in U.S. or international trade policies, including tariffs, export controls, quotas, embargoes, or sanctions, or uncertainty with respect to the future of U.S. trade policies, resulting in increased costs which we are not able to offset with pricing increases of our own could adversely affect our financial performance.

Monro, Inc. 2025 Form 10-K	11

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

In recent years, trade tensions between the U.S. government, China, and other countries targeted with tariffs have increased as the U.S. government has implemented and proposed tariffs and the Chinese government and other countries targeted with tariffs have proposed retaliatory tariffs. Although we have no foreign operations and do not manufacture any products, tariffs imposed on products that we sell, such as tires, cause our expenses to increase, which could adversely affect our profitability unless we are able to raise our prices for these products. If we increase the price of products impacted by tariffs, our service offerings may become less attractive relative to services offered by our competitors or cause our customers to trade down in price or delay needed maintenance. Given the uncertainty regarding the scope and duration of these trade actions by the U.S. or other countries, the impact of these trade actions on our operations or results remains uncertain. However, the tariffs, along with any additional tariffs or retaliatory trade restrictions implemented by other countries, could adversely affect the operating profits of our business, which could have an adverse effect on our consolidated results of operations and cash flows.

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

As of March 29, 2025, there was $61.3 million outstanding under the Credit Facility. Any significant increase in our leverage could have the following risks:

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

Covenants in the agreements governing our Credit Facility restrict the manner in which we conduct our business.

Monro, Inc. 2025 Form 10-K	12

RISK FACTORS

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

Our senior executives are important to our success because they have been instrumental in setting our strategic direction, operating our business, identifying, recruiting and training key personnel, identifying expansion opportunities and arranging necessary financing. Losing the services of any of these individuals could adversely affect our business until a suitable replacement is found. It may be difficult to replace them quickly with executives of comparable experience and capabilities. Although we have employment agreements with certain of our executives, we cannot prevent them from terminating their employment with us. When we have turnover within our management team, we spend more time and resources training new members of management and integrating them in our company. The loss of service of any one of our key executives would likely cause a disruption in our business plans and may adversely impact our results of operations.

We have had significant changes in executive leadership, and more changes could occur. Changes to strategic or operating goals, which occur with the appointment and transition of new executives, can create uncertainty, and may ultimately be unsuccessful. In addition, executive leadership transition periods, including adding new personnel, could be difficult as new executives gain an understanding of our business and strategy. For example, the Board of Directors of the Company appointed Peter D. Fitzsimmons to serve as the President and Chief Executive Officer as of March 28, 2025, immediately upon the departure of Michael T. Broderick on March 27, 2025. Difficulty integrating new executives, or the loss of key individuals could limit our ability to successfully execute our business strategy and could have an adverse effect on our overall financial condition.

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

Monro, Inc. 2025 Form 10-K	13

RISK FACTORS

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

The costs of operating our stores may increase if there are changes in laws governing minimum hourly wages, working conditions, overtime, workers’ compensation and health insurance rates, unemployment tax rates or other laws and regulations. We have experienced and expect further increases in payroll expenses because of federal, state, and local mandated increases in the minimum wage, inflation, and demand for workers in the current labor market. Our vendors are also subject to these factors, which may increase the prices we pay for their products. A material increase in these costs that we are unable to offset by increasing our prices or by other means could have a material adverse effect on our business, financial condition, and results of operations.

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

Monro, Inc. 2025 Form 10-K	14

RISK FACTORS

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

Data security breaches impacting confidential customer and/or employee information may result in penalties, negative publicity, loss of customer relationships, litigation, and increased costs, which would have a material adverse effect on our business.

The nature of our business involves the receipt and storage of personally identifiable data of our customers and employees. This type of data is subject to legislation and regulation in many jurisdictions. We have been subject to cyber-attacks in the past and we may suffer data security breaches arising from cyber-attacks. We may currently be at a higher risk of a security breach due to cyber-attacks related to the ongoing geopolitical uncertainty. Data security breaches suffered by well-known companies and institutions have attracted a substantial amount of media attention, prompting state and federal legislative proposals addressing data privacy and security. In late 2024, we became aware of a cyber incident relating to suspicious activity in one employee’s electronic mailbox, during which incident the unknown and unauthorized actor had access to files that included certain personally identifiable information of current and former employees. After we notified affected individuals in accordance with applicable laws, multiple plaintiffs filed purported class actions against us seeking monetary damages. We have incurred and will continue to incur expenses relating to this incident, subject to the amount of our deductibles under our insurance policies. We may become exposed to additional potential liabilities with respect to the data that we collect, manage and process, and may continue to incur legal costs if our information security policies and procedures are not effective or if we are required to defend our methods of collection, processing, and storage of personal data. Investigations, lawsuits, fines from state or federal agencies, state attorneys general, or adverse publicity relating to our methods of handling personal data could adversely affect our business, results of operations, financial condition, and cash flows due to the costs and negative market reaction relating to such developments.

We may not have the resources or technical expertise to anticipate or prevent rapidly evolving types of cyber-attacks. Attacks have been targeted at us, our customers, or others who have entrusted us with information.

Actual or anticipated attacks have and may continue to cause us to incur increased costs, including costs to hire additional personnel, purchase additional protection technologies, train employees, and engage third-party experts and consultants. In addition, data and security breaches can also occur because of non-technical issues, including breach by us or by persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. Any compromise or breach of our security could result in violation of applicable privacy and other laws, significant legal and financial exposure, and a loss of confidence in our security measures, which could have a material adverse effect on our results of operations and our reputation.

Risks Related to our Strategic Initiatives

We may not be successful in integrating new and acquired stores.

Management believes that our continued growth in sales and profit is in part dependent upon our ability to operate new stores that we open or acquire on a profitable basis. To do so, we must find reasonably priced new store locations and acquisition candidates that meet our criteria and we must integrate any new stores (opened or acquired) into our system. Our growth and profitability could be adversely affected if we are unable to open or acquire new stores or if new or existing stores do not operate at a sufficient level of profitability.

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

Monro, Inc. 2025 Form 10-K	15

RISK FACTORS

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

Our goodwill is subject to an impairment test on an annual basis. Goodwill, other intangible assets, and long-lived assets are also tested whenever events and circumstances indicate that goodwill, other intangible assets and/or long-lived assets may be impaired. Any excess goodwill resulting from the impairment test must be written off in the period of determination.  For example, during the fourth quarter of 2025, we experienced a decline in our market capitalization as a result of a decrease in our stock price. Our stock price has a history of volatility, however, given the decrease was sustained throughout the quarter, we viewed this event as a triggering event and performed a quantitative analysis of the fair value of the Company’s single reporting unit as of March 29, 2025 which resulted in an estimated fair value that exceeded its carrying value, including goodwill. Under further analysis, we concluded that no impairment of goodwill was required as of March 29, 2025, and we have since undertaken operational changes, including changes in management and strategy, that we believe will lead to improvements in the performance of the business and cash flows. However, if our growth and profitability initiatives do not realize their expected benefits, goodwill and other intangible assets could be subject to impairment.

Intangible assets (other than goodwill and indefinite-lived intangible assets) and other long-lived assets are generally amortized or depreciated over the useful life of such assets. Additionally, we have evaluated our ability to recover the carrying value of our intangible assets and also concluded that we do not have any impairment of intangible assets for the year ended March 29, 2025.

We assess potential impairments to our long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. For example, in fiscal 2025, we incurred store impairment charges of approximately $24.4 million after considering changes in their actual and forecasted financial performance, reassessing their recoverability using an undiscounted cash flow model, and determining their carrying value may not be recoverable. In addition, from time to time, we may acquire or make an investment in a business that will require us to record goodwill based on the purchase price and the fair value of assets acquired and liabilities assumed. We have significantly increased our goodwill because of our acquisitions. We may subsequently experience unforeseen issues with the businesses we acquire, which may adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of recoverability of the recorded goodwill and intangible assets. Future determinations of significant write-offs of goodwill, intangible assets, or other long-lived assets, because of an impairment test or any accelerated amortization or depreciation of other intangible assets or other long-lived assets could have a material negative impact on our results of operations and financial condition.

Planned store closings have resulted in acceleration of costs and future store closings could result in additional costs.

From time to time, in the ordinary course of our business, we close certain stores, generally based on considerations of store profitability, competition, strategic factors and other considerations. Closing a store could subject us to costs including the write-down of leasehold improvements, equipment, furniture, and fixtures. In addition, we could remain liable for future lease obligations. For example, we evaluated market segmentation and demographic data specific to geographic areas where our stores are located and as a result, we plan to close 145 underperforming stores in the first quarter of fiscal 2026 that we have identified to have failed to maintain an acceptable level of profitability. We recorded $20.8 million in store impairment costs in fiscal 2025 related to these stores as part of our normal long-lived asset impairment assessment. We estimate that we will incur total expenses ranging from $10 to $15 million of store closing costs as part of the Store Closure Plan as detailed below in Part II, Item 9B, “Other Information” of this Form 10-K. These expenses could have a material negative impact on our results of operations and financial condition.

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

Monro, Inc. 2025 Form 10-K	16

RISK FACTORS

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

At least 60% of the shares of Class C Convertible Preferred Stock (the “Class C Preferred”) must vote as a separate class or unanimously consent to effect or validate any action taken by our common shareholders. Therefore, the Class C Preferred holders have an effective veto over all matters put to a vote of our common stock and could use that veto power to block any matter that the holders of common stock may approve. As of March 29, 2025, Peter J. Solomon, one of our directors, and members of his family beneficially own all of the outstanding shares of Class C Preferred. Although the Class C Preferred shares are subject to mandatory conversion prior to an agreed sunset date expected in 2026 (see Note 17 to the Company’s consolidated financial statements for further detail), until the Class C Preferred shares are converted into common stock after the sunset period, Mr. Solomon will be able to control matters requiring approval by our shareholders, including the election of members of our Board of Directors, the adoption of amendments to our certificate of incorporation, and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. Mr. Solomon may have interests that differ from our common shareholders and may vote in a way with which our other shareholders disagree or adverse to our shareholders’ interests. The concentration of voting control will limit or preclude our common shareholders’ ability to influence corporate matters and could have the effect of delaying, preventing, or deterring a change in control of our company, could deprive holders of our common stock of an opportunity to receive a premium for their shares as part of a sale of our company and could negatively affect the market price of our common stock. In addition, this concentration of voting power may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that our other shareholders or the Board of Directors may feel are in our best interest.

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

Monro, Inc. 2025 Form 10-K	17

RISK FACTORS

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

We have a defined benefit pension plan covering employees who met eligibility requirements but is closed to new participants. As of March 29, 2025, the pension plan was overfunded on a projected benefit obligation basis by approximately $0.8 million. Included in our financial results are pension plan costs that are measured using actuarial valuations. The actuarial assumptions used may differ from actual results. In addition, because our pension plan assets are invested in marketable securities, fluctuations in market values can negatively impact our funded status, recorded pension liability, and future required minimum contribution levels. Similar to fluctuations in market values, a decline in the discount rate used in the actuarial assumptions can negatively impact our funded status, recorded pension liability and future contribution levels.

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

Item 1B. Unresolved Staff Comments

None.

Monro, Inc. 2025 Form 10-K	18

RISK FACTORS

Item 1C. Cybersecurity

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

Monro, Inc. 2025 Form 10-K	19

RISK FACTORS

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

Management’s Role

Our CISO has primary operational responsibility for the Company’s cybersecurity function. The CISO has served in various roles in information technology and information security for over 35 years, with nine years’ experience in cybersecurity. The CISO, together with the Senior Director - Infrastructure & Security - who has 30 years’ experience in various information technology and information security roles and 11 years of cybersecurity experience - and the CLO have primary responsibility for assessing and managing material cybersecurity risks. This group, and their supporting teams, meet regularly to review security performance metrics, identify security risks, and assess the status of approved security enhancements. This group also considers and makes recommendations on security policies and procedures, security service requirements, and risk mitigation strategies.

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

Monro, Inc. 2025 Form 10-K	20

LEGAL PROCEEDINGS & MINE SAFETY DISCLOSURES

Item 2. Properties

Company-operated Stores as of March 29, 2025	Stores	Company-operated Stores as of March 29, 2025	Stores
Arkansas	2	Minnesota	9
California	100	Missouri	24
Connecticut	35	Nevada	14
Delaware	7	New Hampshire	28
Florida	104	New Jersey	41
Georgia	12	New York	142
Idaho	4	North Carolina	55
Illinois	33	Ohio	130
Indiana	38	Pennsylvania	120
Iowa	18	Rhode Island	11
Kentucky	33	South Carolina	14
Louisiana	19	Tennessee	17
Maine	18	Vermont	7
Maryland	70	Virginia	68
Massachusetts	39	West Virginia	9
Michigan	30	Wisconsin	9
		Total (a)	1,260

Company-operated Stores and Other Properties as of March 29, 2025
			Stores
Owned			330
Leased			875
Owned buildings on leased land			55
Total (a)			1,260

(a) Following the completion of the Store Closure Plan, we expect to retain 1,115 Company-operated stores.

Our policy is to situate new Company-operated stores in the best locations, without regard to the form of ownership required to develop the locations. In general, we lease store sites for a five-year period with various renewal options. Giving effect to all renewal options, approximately 57 percent of the store leases (529 stores) expire after March 2035.

We lease our corporate headquarters building located in Fairport, New York, and we lease additional office space elsewhere in the U.S. We also lease two retread facilities located in Florida and Tennessee.

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

On July 3, 2024, we completed the sale of our corporate headquarters. We received net proceeds of approximately $9.1 million and recorded a net gain of approximately $2.8 million in operating, selling, general and administrative expenses in our Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income for the year ended March 29, 2025.

Monro, Inc. 2025 Form 10-K	21

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

Item 4. Mine Safety Disclosures

Not applicable.

Monro, Inc. 2025 Form 10-K	22

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

Share Repurchase Activity

On May 19, 2022, our Board of Directors authorized a share repurchase program for the repurchase of up to $150 million of shares of our common stock with no stated expiration. Under the program, we have repurchased 3.7 million shares of common stock at an average price of $37.61, for a total investment of $140.9 million. As of March 29, 2025, the dollar value of shares that may yet be purchased under the program is $9.1 million. We are currently prohibited from repurchasing our securities if there are outstanding amounts under the Credit Facility immediately before or after giving effect to the repurchase. For additional information regarding our Stock Repurchase Plan, see Note 16 to the Company’s consolidated financial statements.

Holders of Record

As of May 16, 2025 our common stock was held by approximately 45 shareholders of record. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

Dividends

Dividends declared per share for 2025, 2024, and 2023 are disclosed in our Consolidated Statements of Changes in Shareholders’ Equity. The declaration of future dividends will be at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, compliance with charter and contractual restrictions, and such other factors as the Board of Directors deems relevant. Our Credit Facility contains covenants that may limit, subject to certain exemptions, our ability to declare dividends and other distributions. For additional information regarding our Credit Facility, see Part II, Item 7, “Credit Facility” of this report and Note 6 to the Company’s consolidated financial statements.

Monro, Inc. 2025 Form 10-K	23

OTHER INFORMATION

Stock Performance Graph

	Fiscal Years Ended March
	2020	2021	2022	2023	2024	2025
Monro, Inc.	$100.00	$152.64	$104.82	$119.61	$78.84	$37.90
S&P SmallCap 600 Index	100.00	195.33	197.73	180.30	209.02	201.95
S&P Composite 1500 Specialty Retail Index	100.00	190.20	190.35	199.71	261.58	258.97

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

Item 6. [Reserved]

Monro, Inc. 2025 Form 10-K	24

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

We continue to make strategic investments to support our operating and financial model designed to drive sustainable sales and profit growth. We have done this through our investment strategy focused on improving guest experience, enhancing customer-centric engagement, optimizing product and service offerings, and accelerating productivity and team engagement.

Recent Developments

The Board of Directors of the Company appointed Peter D. Fitzsimmons to serve as the President and Chief Executive Officer as of March 28, 2025, immediately upon the departure of Michael T. Broderick on March 27, 2025. In connection with Mr. Fitzsimmons’ appointment, the Company also entered into a consulting agreement with AlixPartners, LLP (“AlixPartners”) as of March 28, 2025, pursuant to which AlixPartners will assess the Company’s operations to develop a plan to improve the Company’s financial performance.

We evaluated market segmentation and demographic data specific to geographic areas where our stores are located. As a result, we plan to close 145 underperforming stores in the first quarter of fiscal 2026 that we have identified to have failed to maintain an acceptable level of profitability. See additional discussion under Part II, Item 9B, “Other Information”.

On May 23, 2025, we entered into an amendment (the “Fifth Amendment”) to our Credit Facility, which, among other things, amends the terms of certain of the financial and restrictive covenants in the credit agreement to provide us with additional flexibility to operate our business from the first quarter of fiscal 2026 through the first quarter of fiscal 2027. See additional discussion under Part II, Item 9B, “Other Information”, and Note 6 to our consolidated financial statements.

Economic Conditions

The United States economy has experienced significant inflation during fiscal 2024 and fiscal 2025 and there are market expectations that consumer prices may remain at elevated levels for a sustained period. In addition, labor availability has continued to be constrained and market labor costs have continued to increase. These conditions may give rise to an economic slowdown, and perhaps a recession, and could further increase our costs and/or impact our revenues. It is unclear whether the current economic conditions and government responses to these conditions, including inflation, tariffs, changing interest rates, and geopolitical uncertainty, will result in an economic slowdown or recession in the United States. If that occurs, demand for our products and services may further decline, possibly significantly, which may significantly and adversely impact our business, results of operations and financial position.

Financial Summary

We operate on a 52/53-week fiscal year ending on the last Saturday in March. Fiscal year 2025 contained 52 weeks and fiscal 2024 contained 53 weeks. Any amounts noted as adjusted for days have been adjusted to remove the impact of the 53rd week in fiscal 2024.

Fiscal 2025 included the following notable items:

•Diluted loss per common share was ($0.22).

•Adjusted diluted earnings per share (“EPS”), a non-GAAP measure, were $0.48.

•Sales decreased 6.4 percent, primarily due to lower overall comparable store sales resulting from lower store traffic and fewer selling days.

•Comparable store sales decreased 5.3 percent from the prior year, or a decrease of 3.5 percent when adjusted for days.

•Operating income of $12.6 million was 82.4 percent lower than the prior year, and was negatively impacted by an increase in store impairment charges of $22.4 million from the prior year.

•Net loss was $5.2 million.

•Adjusted net income, a non-GAAP measure, was $15.6 million.

Earnings Per Common Share			Percent Change
	2025	2024	2025/2024
Diluted (loss) earnings per common share	$(0.22)	$1.18	(118.6)%
Adjustments	0.70	0.15
Adjusted diluted earnings per common share	$0.48	$1.33	(63.9)%

Monro, Inc. 2025 Form 10-K	25

MANAGEMENT’S DISCUSSION AND ANALYSIS

Adjusted net income and adjusted diluted EPS, each of which is a measure not derived in accordance with generally accepted accounting principles in the U.S. (“GAAP”), exclude the impact of certain items. Management believes that adjusted net income and adjusted diluted EPS are useful in providing period-to-period comparisons of the results of our operations by excluding certain items that are not part of our core operations, such as store impairment charges, transition costs related to back-office optimization, management restructuring/transition costs, store closing costs, litigation reserve costs, costs related to shareholder matters from our equity capital structure recapitalization, net loss on subsequent inventory adjustment related to the prior year sale of wholesale tire and distribution assets, and a gain on sale of corporate headquarters net of closing and relocation costs. Reconciliations of these non-GAAP financial measures to GAAP measures are provided beginning on page 29 under “Non-GAAP Financial Measures.”

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

Analysis of Results of Operations

Summary of Operating Income			Percent Change
(thousands)	2025	2024	2025/2024
Sales	$1,195,334	$1,276,789	(6.4)%
Cost of sales, including occupancy costs	777,689	824,686	(5.7)
Gross profit	417,645	452,103	(7.6)
Operating, selling, general and administrative expenses	405,080	380,678	6.4
Operating income	$12,565	$71,425	(82.4)%

We have elected to omit discussion on the earliest of the three years covered by the consolidated financial statements presented. The discussion of our fiscal 2024 performance compared to our fiscal 2023 performance and our financial condition as of March 30, 2024 is incorporated herein by reference to Part I, Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in our Form 10-K for the fiscal year ended March 30, 2024, filed on May 28, 2024.

Sales

Sales include automotive undercar repair, tire replacement and tire related service sales, net of discounts, returns, etc., and revenue from the sale of warranty agreements and commissions earned from the delivery of tires. See Note 7 to the Company’s consolidated financial statements for additional information. We use comparable store sales to evaluate the performance of our existing stores by measuring the change in sales for a period over the comparable, prior-year period. There were 361 selling days in 2025 and 368 selling days in 2024.

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

Sales
(thousands)	2025	2024
Sales	$1,195,334	$1,276,789
Dollar change compared to prior year	$(81,455)
Percentage change compared to prior year	(6.4)%

The sales decrease was primarily due to a decrease in comparable store sales resulting from lower store traffic and fewer selling days. Although overall comparable sales were down for the year ended March 29, 2025, we returned to year-over-year comparable store sales growth during the fourth quarter, adjusted for selling days. The following table shows the primary drivers of the change in sales between 2025 and 2024.

Monro, Inc. 2025 Form 10-K	26

MANAGEMENT’S DISCUSSION AND ANALYSIS

Sales Percentage Change	2025
Sales change	(6.4)%
Primary drivers of change in sales
Comparable stores sales (a)	(5.3)%
Closed store sales	(0.9)%
Franchise royalties	(0.2)%

(a)5.3% decrease represents comparable store sales unadjusted for days. Comparable store sales decreased by 3.5 percent when adjusted for selling days.

An increase in battery sales and front end/shocks for the year ended March 29, 2025 partially offset the decrease in sales in other categories. Broad-based economic pressures impacting consumers partly led to lower demand in tires and our higher-margin service categories during 2025. We expect the economic environment to continue to impact our customers into fiscal 2026. The following table shows the primary drivers of the comparable store product category sales change for 2025 compared to 2024.

Comparable Store Product Category Sales Change (a)	2025	2024
Batteries	19%	6%
Front end/shocks	2%	(8)%
Alignment	0%	(4)%
Tires	(3)%	(4)%
Maintenance Service	(4)%	(2)%
Brakes	(8)%	(4)%

(a)The comparable store product category sales change are adjusted for selling days.

Sales by Product Category	2025	2024
Tires	47%	47%
Maintenance Service	28	28
Brakes	13	14
Steering (a)	9	8
Batteries	2	2
Other	1	1
Total	100%	100%

(a) Steering product category includes front end/shocks and alignment product category sales.

Change in Number of Stores	2025
Beginning store count	1,288
Closed	(28)
Ending store count	1,260

Cost of Sales and Gross Profit

Gross Profit
(thousands)	2025	2024
Gross profit	$417,645	$452,103
Percentage of sales	34.9%	35.4%
Dollar change compared to prior year	$(34,458)
Percentage change compared to prior year	(7.6)%

Gross profit, as a percentage of sales, decreased 50 basis points (“bps”) in 2025 as compared to the prior year. Material costs increased, as a percentage of sales, due primarily to mix within tires and increased levels of self-funded promotions. Occupancy costs, as a percentage of sales, increased as we lost leverage on these largely fixed costs. Partially offsetting this was a decrease in technician labor costs, as a percentage of sales, due primarily to improvements in labor productivity and efficiency.

Gross Profit as a Percentage of Sales Change	2025
Gross profit change	(50)	bps
Drivers of change in gross profit as a percentage of sales
Retail material costs	(80)	bps
Retail occupancy costs	(50)	bps
Technician labor costs	80	bps

Monro, Inc. 2025 Form 10-K	27

MANAGEMENT’S DISCUSSION AND ANALYSIS

Operating, Selling, General and Administrative Expenses

Operating, Selling, General and Administrative Expenses
(thousands)	2025	2024
Operating, Selling, General and Administrative Expenses	$405,080	$380,678
Percentage of sales	33.9%	29.8%
Dollar change compared to prior year	$24,402
Percentage change compared to prior year	6.4%

The increase of $24.4 million in operating, selling, general and administrative (“OSG&A”) expenses from the prior year is primarily due to an increase of $22.4 million in store impairment charges related to certain owned and leased assets. The following table shows the change in OSG&A expenses for 2025 compared to 2024.

OSG&A Expenses Change
(thousands)	2025
OSG&A expenses change	$24,402
Drivers of change in OSG&A expenses
Increase in store impairment charges	$22,440
Increase in store advertising costs	$3,516
Increase from comparable stores	$3,361
Increase from transition costs related to back-office optimization	$1,027
Increase in store closing costs	$995
Increase in litigation reserve	$650
Increase from management restructuring/transition costs	$568
Increase from new stores	$95
Decrease from other non-recurring costs, net	$(309)
Decrease from costs related to shareholder matters	$(1,355)
Decrease from net gain on sale of corporate headquarters	$(2,842)
Decrease from closed stores	$(3,744)

Other Performance Factors

Net Interest Expense

Net interest expense of $18.9 million for 2025 decreased $1.1 million as compared to the prior year and remained at 1.6 percent as a percentage of sales. Weighted average debt outstanding for 2025 decreased by approximately $47 million as compared to 2024. This decrease is primarily related to lower finance lease debt related to our stores as well as lower debt outstanding under the Credit Facility. The weighted average interest rate increased approximately 20 basis points from the prior year due primarily to an increase in the Credit Facility’s floating borrowing rate.

Provision for Income Taxes

Our effective income tax rate was 12.4 percent for 2025 compared to 27.6 percent for 2024. The change in the effective tax rate for 2025 is primarily related to an increase in valuation allowances as well as the impact from other adjustments, none of which are significant, on the change in pre-tax (loss) income. See Note 8 to the Company’s consolidated financial statements for additional information.

Monro, Inc. 2025 Form 10-K	28

MANAGEMENT’S DISCUSSION AND ANALYSIS

Non-GAAP Financial Measures

In addition to reporting net income and diluted EPS, which are GAAP measures, this Form 10-K includes adjusted net income and adjusted diluted EPS, which are non-GAAP financial measures. We have included reconciliations to adjusted net income and adjusted diluted EPS from our most directly comparable GAAP measures, net income, and diluted EPS, below. Management views these non-GAAP financial measures as indicators to better assess comparability between periods because management believes these non-GAAP financial measures reflect our core business operations while excluding certain items that are not part of our core operations, such as store impairment charges, transition costs related to back-office optimization, management restructuring/transition costs, store closing costs, litigation reserve costs, costs related to shareholder matters from our equity capital structure recapitalization, net loss on subsequent inventory adjustment related to the prior year sale of wholesale tire and distribution assets, and a gain on sale of corporate headquarters net of closing and relocation costs.

These non-GAAP financial measures are not intended to represent, and should not be considered more meaningful than, or as an alternative to, their most directly comparable GAAP measures. These non-GAAP financial measures may be different from similarly titled non-GAAP financial measures used by other companies.

Adjusted net income is summarized as follows:

Reconciliation of Adjusted Net Income
(thousands)	2025	2024
Net (loss) income	$(5,182)	$37,571
Store impairment charges	24,355	1,915
Transition costs related to back-office optimization	2,263	1,236
Management restructuring/transition costs (a)	1,778	1,210
Store closing costs	1,203	208
Litigation reserve	650	—
Net loss on sale of wholesale tire and distribution assets (b)	—	304
Acquisition due diligence and integration costs	—	5
Costs related to shareholder matters	—	1,355
Net gain on sale of corporate headquarters (c)	(2,508)	334
Provision for income taxes on pre-tax adjustments	(6,935)	(1,740)
Adjusted net income	$15,624	$42,398

(a)Costs incurred in connection with restructuring and elimination of certain management positions.

(b)Amount includes a loss on subsequent inventory adjustments related to the prior year sale of wholesale tire and distribution assets.

(c)Amounts include the gain on sale of the corporate headquarters building net of associated closing and relocation costs.

Adjusted diluted EPS is summarized as follows:

Reconciliation of Adjusted Diluted EPS	2025	2024
Diluted EPS	$(0.22)	$1.18
Store impairment charges	0.61	0.04
Transition costs related to back-office optimization	0.06	0.03
Management restructuring/transition costs	0.04	0.03
Store closing costs (a)	0.03	0.00
Litigation reserve	0.02	—
Net loss on sale of wholesale tire and distribution assets	—	0.01
Acquisition due diligence and integration costs (a)	—	0.00
Costs related to shareholder matters	—	0.03
Net gain on sale of corporate headquarters	(0.06)	0.01
Adjusted diluted EPS	$0.48	$1.33

(a)Amounts, in the periods presented, may be too minor in amount, net of the impact from income taxes, to have an impact on the calculation of adjusted diluted EPS.

The other adjustments to diluted EPS reflect adjusted effective tax rates of 25.0 percent and 26.5 percent for 2025 and 2024, respectively. This represents the tax effect of non-GAAP adjustments calculated at an estimated blended statutory tax rate. See adjustments from the Reconciliation of Adjusted Net Income table above for pre-tax amounts.

Monro, Inc. 2025 Form 10-K	29

MANAGEMENT’S DISCUSSION AND ANALYSIS

Analysis of Financial Condition

Liquidity and Capital Resources

Capital Allocation

We expect to continue to generate positive operating cash flow as we have done in each of the last three fiscal years. We believe the cash we generate from our operations will allow us to continue to support business operations, pay down debt and return cash to our shareholders through our dividend program.

In addition, because we believe a portion of our future expenditures will be to fund our growth, through acquisition of retail stores and/or opening greenfield stores, we continually evaluate our cash needs and may decide it is best to fund the growth of our business through borrowings on our Credit Facility. Conversely, we may also periodically determine that it is in our best interests to voluntarily repay certain indebtedness early.

Dividends

We declared dividends of $1.12 per share totaling $34.9 million in 2025 and $35.5 million in 2024.

Share Repurchases

We returned $44.5 million to shareholders through share repurchases during fiscal 2024, inclusive of excise tax of $0.4 million. The excise tax is assessed at one percent of the fair market value of net stock repurchases after December 31, 2022. We did not repurchase any shares during fiscal 2025. For details regarding our share repurchase program, see Part II, Item 5, “Market for the Company's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this report and Note 16 to our consolidated financial statements.

Working Capital Management

As of March 29, 2025, we had a working capital deficit of $246.9 million, an increase from $201.9 million as of March 30, 2024. The overall working capital deficit is a result of our supply chain finance program. We have agreed to contractual payment terms and conditions with our suppliers. As part of our working capital management, we facilitate a voluntary supply chain finance program to provide our suppliers with the opportunity to sell receivables due from Monro to a participating financial institution subject to the independent discretion of both the supplier and participating financial institution. For details regarding our supplier finance program, see Note 15 to our consolidated financial statements.

Future Cash Requirements

We enter into contractual obligations in the ordinary course of business that may require future cash payments. Such obligations include, but are not limited to, debt service and leasing arrangements. The timing and nature of these obligations are expected to have an impact on our liquidity and capital requirements in future periods.

Contractual Obligations

Commitments as of March 29, 2025 Due by Period		Within	2 to	4 to	After
(thousands)	Total	1 Year	3 Years	5 Years	5 Years
Principal payments on long-term debt	$61,250	$—	$61,250	$—	$—
Finance lease commitments/financing obligations (a)	314,872	50,141	91,451	65,607	107,673
Operating lease commitments (a)	241,890	47,696	81,234	50,418	62,542
Total	$618,012	$97,837	$233,935	$116,025	$170,215

(a) Finance and operating lease commitments represent future undiscounted lease payments and include $58.5 million and $34.9 million, respectively, related to options to extend lease terms that are reasonably certain of being exercised.

Sources and Conditions of Liquidity

Our sources to fund our material cash requirements are predominantly cash from operations, availability under our Credit Facility, and cash and equivalents on hand.

Monro, Inc. 2025 Form 10-K	30

MANAGEMENT’S DISCUSSION AND ANALYSIS

Summary of Cash Flows

The following table presents a summary of our cash flows from operating, investing, and financing activities.

Summary of Cash Flows
(thousands)	2025	2024
Cash provided by operating activities	$131,912	$125,196
Cash used for investing activities	(1,231)	(1,956)
Cash used for financing activities	(116,480)	(121,563)
Increase in cash and equivalents	14,201	1,677
Cash and equivalents at beginning of period	6,561	4,884
Cash and equivalents at end of period	$20,762	$6,561

Cash provided by operating activities

For 2025, cash provided by operating activities was $131.9 million, which consisted of net loss of $5.2 million, adjusted by non-cash charges of $93.8 million and by a change in operating assets and liabilities of $43.3 million. The non-cash charges included $69.4 million of depreciation and amortization and $24.4 million of long-lived asset impairment charges. The change in operating assets and liabilities was largely due to an increase in accounts payable of $70.7 million, partially offset by an increase in our inventory balance of $27.0 million.

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

Cash used for investing activities

For 2025, cash used for investing activities was $1.2 million. This was primarily due to cash used for capital expenditures, including property and equipment, of $26.4 million, offset by subsequent proceeds from the sale of our wholesale tire locations and distribution assets and from other property and equipment, including the proceeds related to the sale of our corporate headquarters, for $12.0 million and $13.1 million, respectively.

For 2024, cash used for investing activities was $2.0 million. This was primarily due to cash used for capital expenditures, including property and equipment of $25.5 million, offset by subsequent proceeds from the sale of our wholesale tire locations and distributions assets and from other property and equipment for $20.6 million and $2.9 million, respectively.

Cash used for financing activities

For 2025, cash used for financing activities was $116.5 million which was primarily due to payment on our Credit Facility, net of amounts borrowed during the period, of $40.8 million, as well as payment of finance lease principal and dividends of $39.8 million and $34.9 million, respectively.

For 2024, cash used for financing activities was $121.6 million which was primarily due to payment of finance lease principal and dividends of $39.0 million and $35.5 million, respectively, as well as payment on our Credit Facility, net of amounts borrowed during the period, of $3.0 million. Also, we used $44.0 million to repurchase common stock during 2024.

Credit Facility

Interest only is payable monthly throughout the term of our Credit Facility. The current borrowing capacity for the Credit Facility is $500 million and includes an accordion feature permitting us to request an increase in availability of up to an additional $250 million. The Credit Facility initially bore interest at 75 to 200 basis points over the London Interbank Offered Rate (“LIBOR”) (or replacement index) or at the prime rate, depending on the type of borrowing and the rates then in effect.

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

Monro, Inc. 2025 Form 10-K	31

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

On May 23, 2024, we entered into a Fourth Amendment to the Credit Facility (the “Fourth Amendment”). The Fourth Amendment, among other things, amended the terms of certain of the financial and restrictive covenants in the Credit Agreement, to provide us with additional flexibility to operate our business from the first quarter of fiscal 2025 through the fourth quarter of fiscal 2026 (“the Covenant Relief Period”). We may voluntarily exit the Covenant Relief Period at any time, which would revert the terms of the Credit Facility to the terms existing before the Fourth Amendment, with the exception of the modified definition of “EBITDAR,” described below.

During the Covenant Relief Period, the minimum interest coverage ratio was reduced from 1.55x to 1.00x to: (a) 1.25x to 1.00x from the first quarter of fiscal 2025 through the first quarter of fiscal 2026; (b) 1.35x to 1.00x from the second quarter of fiscal 2026 through the fourth quarter of fiscal 2026; and (c) 1.55x to 1.00x for the first quarter of fiscal 2027 and thereafter. During the Covenant Relief Period, the maximum ratio of adjusted debt to EBITDAR remained at 4.75x to 1.00x, except that, if we completed a qualified acquisition during the Covenant Relief Period, the maximum ratio would increase to 5.00x to 1.00x for a certain 12-month period after the qualified acquisition. In addition, the Fourth Amendment modified the definition of “EBITDAR” to permit add-backs relating to expenses, and restrict add-backs related to gains, associated with store closures of (a) all non-cash items and (b) cash items up to 20% of EBITDA from the first quarter of fiscal 2025 through the fourth quarter of fiscal 2026 and up to 15% of EBITDA from the first quarter of fiscal 2027 and thereafter. During the Covenant Relief Period, the interest rate spread charged on borrowings increased by 25 basis points. During the Covenant Relief Period, the restrictions on our ability to declare dividends were modified to reduce the cushion inside the threshold required for us to be able to declare dividends without restriction from 0.50x to 0.25x. In addition, during the Covenant Relief Period, we were required to have minimum liquidity of at least $400 million to declare dividends. We were prohibited from repurchasing our securities during the Covenant Relief Period if there were outstanding amounts under the Credit Facility immediately before or after giving effect to the repurchase. During the Covenant Relief Period, we were permitted to acquire stores or other businesses as long as we had minimum liquidity of at least $400 million after completing the acquisition.

Within the Credit Facility, we have a sub-facility of $80 million available for the purpose of issuing standby letters of credit. The sub-facility requires fees aggregating 87.5 to 212.5 basis points annually of the face amount of each standby letter of credit, payable quarterly in arrears. There was a $30.1 million outstanding letter of credit at March 29, 2025.

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

We were in compliance with all debt covenants at March 29, 2025.

On May 23, 2025, we entered into the Fifth Amendment to our Credit Facility. The Fifth Amendment amends the terms of certain of the financial and restrictive covenants in the Credit Facility to provide us with additional flexibility to operate our business from the first quarter of fiscal 2026 through the first quarter of fiscal 2027 (the “Extended Covenant Relief Period”). We may voluntarily exit the Extended Covenant Relief Period at any time, which would revert the terms of the Credit Facility to the terms existing before the Fourth Amendment, with the exception of the modified definition of “EBITDAR,” described below.

During the Extended Covenant Relief Period, the minimum interest coverage ratio will be reduced from 1.55x to 1.00x to: (a) 1.15x to 1.00x from the first quarter of fiscal 2026 through the third quarter of fiscal 2026; (b) 1.25x to 1.00x from the fourth quarter of fiscal

Monro, Inc. 2025 Form 10-K	32

MANAGEMENT’S DISCUSSION AND ANALYSIS

2026 through the first quarter of fiscal 2027; and (c) 1.55x to 1.00x for the second quarter of fiscal 2027 and thereafter. During the Extended Covenant Relief Period, the maximum ratio of adjusted debt to EBITDAR remains at 4.75x to 1.00x, except that, if we completed a qualified acquisition during the Extended Covenant Relief Period, the maximum ratio would increase to 5.00x to 1.00x for a certain 12-month period after the qualified acquisition. In addition to the Fourth Amendment modifications, the Fifth Amendment further modifies the definition of “EBITDAR” to permit add-backs relating to non-cash impairment and other expenses, with the restriction for add-backs of certain cash expense items up to 20% of EBITDA from the first quarter of fiscal 2026 through the fourth quarter of fiscal 2026 and up to 15% of EBITDA from the first quarter of fiscal 2027 and thereafter.

During the Extended Covenant Relief Period, the interest rate spread charged on borrowings is 225 basis points.

During the Extended Covenant Relief Period, the restrictions on our ability to declare dividends were modified to reduce the cushion inside the threshold required for us to be able to declare dividends without restriction from 0.50x to 0.25x. In addition, during the Extended Covenant Relief Period, we must have minimum liquidity of at least $300 million to declare dividends. We are prohibited from repurchasing our securities during the Extended Covenant Relief Period if there are outstanding amounts under the Credit Facility immediately before or after giving effect to the repurchase. During the Extended Covenant Relief Period, we may acquire stores or other businesses as long as we have minimum liquidity of at least $300 million after completing the acquisition.

In addition, the Fifth Amendment permanently reduces the Credit Facility from $600 million to $500 million.

Except as amended by the First Amendment, Second Amendment, Third Amendment, Fourth Amendment and Fifth Amendment, the remaining terms of the Credit Facility remain in full force and effect.

As of May 16, 2025, we had approximately $5.2 million in cash on hand. In addition, we had $499.9 million available under the Credit Facility as of May 16, 2025, subject to compliance with our covenants.

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

Valuation of Long-Lived Assets

We assess potential impairments to our long-lived assets, which include property and equipment and Right of Use (“ROU”) assets, whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. Long-lived assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are independent of the cash flows of other groups of assets. The carrying value of an asset group is considered impaired when its carrying value exceeds its estimated undiscounted future cash flows. The amount of any impairment loss recorded is calculated as the excess of the asset group’s carrying value over its fair value. Fair value of the assets is determined based on the highest and best use of the asset group, considering external market participant assumptions. During the fourth quarter, we consider changes in the actual and forecasted financial performance of certain asset groups and we have determined such events indicated that a triggering event occurred for certain asset groups. We assessed the recoverability of certain asset groups through the use of an undiscounted cash flow model, which involved significant judgement in a number of assumptions including projected revenues and operating income. We assessed the fair value of certain asset groups through the use of a discounted cash flow model, which involved significant judgement in a number of assumptions, including projected revenues, operating income, comparable market rents, and estimated selling price of owned stores. Such indicators may include, among others: a significant decline in our expected future cash flows; changes in expected useful life; unanticipated competition; slower growth rates, ongoing maintenance and improvements of the assets, or changes in operating performance. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements.

Monro, Inc. 2025 Form 10-K	33

MANAGEMENT’S DISCUSSION AND ANALYSIS

Valuation of Goodwill

We assess potential impairment to our goodwill on an annual basis. Goodwill is also tested whenever events and circumstances indicate that goodwill may be impaired. Any excess goodwill resulting from the impairment test must be written off in the period of determination.  When a triggering event occurs, we perform quantitative analysis for goodwill impairment testing and base the fair value of our reporting unit on consideration of various valuation methodologies, including projecting future cash flows discounted at rates commensurate with the risks involved (“DCF”). The forecasted cash flows are based on current plans and for years beyond that plan, the estimates are based on assumed growth rates. The calculation of fair value is based on estimates including revenue projections, terminal values, EBITDA margin projections, estimated tax rates, estimated capital expenditures, estimated working capital, guideline public company revenue and EBITDA multiples, guideline transaction revenue multiples, market participation acquisition premiums and discount rate. We believe that our assumptions are consistent with the plans and estimates used to manage the underlying businesses. The discount rate, which is intended to reflect the risks inherent in future cash flow projections, used in a DCF are based on estimates of the weighted-average cost of capital of a market participant. Such estimates are derived from our analysis of peer companies and consider the industry weighted average return on debt and equity from a market participant perspective. Any adverse change in these factors could determine goodwill impairment and could have a material impact on our consolidated financial statements.

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

Accounting Standards

See “Recent Accounting Pronouncements” in Note 1 to the Company’s consolidated financial statements for a discussion of the impact of recently issued accounting standards on our consolidated financial statements as of March 29, 2025 and for the year then ended, as well as the expected impact on the consolidated financial statements for future periods.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from potential changes in interest rates. As of March 29, 2025, excluding finance leases and financing obligations, we had no debt financing at fixed interest rates, for which the fair value would be affected by changes in market interest rates. Our cash flow exposure on floating rate debt would result in annual interest expense fluctuations of approximately $0.6 million, based upon our debt position as of March 29, 2025, given a change in SOFR of 100 basis points. Debt financing had a carrying amount and a fair value of $61.3 million as of March 29, 2025, as compared to a carrying amount and a fair value of $102.0 million as of March 30, 2024.

Monro, Inc. 2025 Form 10-K	34

FINANCIAL STATEMENTS

INDEX

Item 8. Financial Statements and Supplementary Data

Monro, Inc. 2025 Form 10-K	35

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 29, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on our assessment, management determined that the Company maintained effective internal control over financial reporting as of March 29, 2025.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, is appointed by the Company’s Audit Committee. PricewaterhouseCoopers LLP has audited the consolidated financial statements included in this Annual Report on Form 10-K and the effectiveness of the Company’s internal control over financial reporting as of March 29, 2025, and as a part of their integrated audit, has issued their report, included herein, on the effectiveness of the Company’s internal control over financial reporting.

/s/ Peter D. Fitzsimmons  /s/ Brian J. D’Ambrosia

Peter D. Fitzsimmons  Brian J. D’Ambrosia

Chief Executive Officer  Chief Financial Officer

(Principal Executive Officer) (Principal Financial Officer)

May 28, 2025

Monro, Inc. 2025 Form 10-K	36

FINANCIAL STATEMENTS

REPORTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Monro, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Monro, Inc. and its subsidiaries (the “Company”) as of March 29, 2025 and March 30, 2024, and the related consolidated statements of (loss) income and comprehensive (loss) income, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended March 29, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of March 29, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 29, 2025 and March 30, 2024, and the results of its operations and its cash flows for each of the three years in the period ended March 29, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 29, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Monro, Inc. 2025 Form 10-K	37

FINANCIAL STATEMENTS

REPORTS

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Interim Goodwill Impairment Assessment

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s goodwill balance was $736 million as of March 29, 2025. The Company has one reporting unit which encompasses all operations. Management performs the annual goodwill impairment test as of October 1, or more frequently if impairment indicators exist. During the fourth quarter of 2025, the Company experienced a decline in market capitalization as a result of a decrease in stock price that was sustained throughout the quarter. Management viewed this as a triggering event and performed a quantitative analysis of the fair value of the Company’s single reporting unit as of March 29, 2025. When performing the quantitative analysis for goodwill impairment testing, management bases the fair value on a discounted cash flow model. The calculation of fair value is based on estimates including revenue projections, terminal values, EBITDA margin projections, and discount rate, among others.

The principal considerations for our determination that performing procedures relating to the interim goodwill impairment assessment is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the revenue projections, certain terminal values, EBITDA margin projections, and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the reporting unit; (ii) evaluating the appropriateness of the discounted cash flow model used by management; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the revenue projections, certain terminal values, EBITDA margin projections, and discount rate. Evaluating management’s assumptions related to revenue projections and EBITDA margin projections involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow model and (ii) the reasonableness of assumptions related to the discount rate and certain terminal values for the reporting unit.

Evaluation and Impairment of Long-Lived Assets for Certain Asset Groups

As described in Notes 1 and 4 to the consolidated financial statements, property and equipment, net, finance lease and financing obligation assets, net and operating lease assets, net were $259 million, $160 million and $182 million, respectively, as of March 29, 2025. During the year ended March 29, 2025, the Company recognized long-lived asset store impairment charges of $24 million. As disclosed by management, an assessment of potential impairment to long-lived assets is performed by management whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. The carrying value of an asset group is considered impaired when its carrying value exceeds its estimated undiscounted future cash flows. The amount of any impairment loss recorded is calculated as the excess of the asset group’s carrying value over its fair value. During the fourth quarter, management considered changes in the actual and forecasted financial performance of certain asset groups and determined that a triggering event occurred for certain asset groups. Management assessed the recoverability of certain asset groups through the use of an undiscounted cash flow model, which involved significant judgment in a number of assumptions, including projected revenues and operating income. Management assessed the fair value of certain asset groups through the use of a discounted cash flow model, which involved significant judgment in a number of assumptions, including projected revenues, operating income, comparable market rents, and estimated selling price of owned stores.

Monro, Inc. 2025 Form 10-K	38

FINANCIAL STATEMENTS

REPORTS

The principal considerations for our determination that performing procedures relating to the evaluation and impairment of long-lived assets for certain asset groups is a critical audit matter are (i) the significant judgment by management when developing the undiscounted future cash flows attributable to certain asset groups and when developing the fair value estimates of certain asset groups for impairment and ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to projected revenues and operating income when developing the undiscounted future cash flows and comparable market rents and the estimated selling price of owned stores when developing the fair value estimates.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s evaluation of long-lived assets for impairment, including controls over the recoverability test and valuation of certain asset groups. These procedures also included, among others (i) testing management’s process for developing the estimates of recoverability for certain asset groups and the fair value estimates of certain asset groups for impairment; (ii) evaluating the appropriateness of the models used by management in the recoverability test and in estimating the fair value of certain asset groups; (iii) testing the completeness and accuracy of underlying data used in the models; and (iv) evaluating the reasonableness of the significant assumptions used by management related to projected revenues and operating income when developing the undiscounted future cash flows and comparable market rents and the estimated selling price of owned stores when developing the fair value estimates. Evaluating management’s assumptions related to projected revenues and operating income involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of certain asset groups; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Evaluating management’s assumptions related to comparable market rents and the estimated selling price of owned stores involved evaluating whether the assumptions used by management were reasonable considering the consistency with external market and industry data.

/s/ PricewaterhouseCoopers LLP

Fairport, New York

May 28, 2025

We have served as the Company’s auditor since at least 1984. We have not been able to determine the specific year we began serving as auditor of the Company.

Monro, Inc. 2025 Form 10-K	39

FINANCIAL STATEMENTS

Consolidated Balance Sheets

(thousands, except footnotes)	March 29, 2025	March 30, 2024
Assets
Current assets
Cash and equivalents	$20,762	$6,561
Accounts receivable	11,752	11,738
Federal and state income taxes receivable	3,992	—
Inventory	181,467	154,085
Other current assets	59,426	80,905
Total current assets	277,399	253,289
Property and equipment, net	258,949	280,154
Finance lease and financing obligation assets, net	159,794	180,803
Operating lease assets, net	181,587	202,718
Goodwill	736,435	736,435
Intangible assets, net	10,390	13,298
Assets held for sale	—	6,961
Other non-current assets	17,269	19,156
Total assets	$1,641,823	$1,692,814
Liabilities and shareholders' equity
Current liabilities
Current portion of finance leases and financing obligations	$39,739	$38,233
Current portion of operating lease liabilities	40,061	39,442
Accounts payable	322,642	251,940
Accrued payroll, payroll taxes and other payroll benefits	23,599	21,205
Accrued insurance	52,822	55,547
Deferred revenue	14,696	15,155
Other current liabilities	30,731	33,634
Total current liabilities	524,290	455,156
Long-term debt	61,250	102,000
Long-term finance leases and financing obligations	220,783	249,484
Long-term operating lease liabilities	167,523	181,852
Long-term deferred income tax liabilities	37,111	36,962
Other long-term liabilities	10,105	10,585
Total liabilities	1,021,062	1,036,039
Commitments and contingencies – Note 14
Shareholders' equity
Class C convertible preferred stock	29	29
Common stock	401	400
Treasury stock	(250,111)	(250,115)
Additional paid-in capital	258,804	254,484
Accumulated other comprehensive loss	(3,421)	(3,451)
Retained earnings	615,059	655,428
Total shareholders' equity	620,761	656,775
Total liabilities and shareholders' equity	$1,641,823	$1,692,814

Class C convertible preferred stock Authorized 150,000 shares, $1.50 par value, one preferred stock share to 61.275 common stock shares conversion value as of March 29, 2025 and March 30, 2024: 19,664 shares issued and outstanding

Common stock Authorized 65,000,000 shares, $0.01 par value; 40,067,600 shares issued as of March 29, 2025 and 40,017,264 shares issued as of March 30, 2024

Treasury stock 10,104,688 shares as of March 29, 2025 and March 30, 2024, at cost

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. 2025 Form 10-K	40

FINANCIAL STATEMENTS

Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income

(thousands, except per share data)	2025	2024	2023
Sales	$1,195,334	$1,276,789	$1,325,382
Cost of sales, including occupancy costs	777,689	824,686	869,207
Gross profit	417,645	452,103	456,175
Operating, selling, general and administrative expenses	405,080	380,678	376,425
Operating income	12,565	71,425	79,750
Interest expense, net of interest income	18,924	20,005	23,176
Other income, net	(446)	(460)	(593)
(Loss) income before income taxes	(5,913)	51,880	57,167
(Benefit from) provision for income taxes	(731)	14,309	18,119
Net (loss) income	$(5,182)	$37,571	$39,048
Other comprehensive income
Changes in pension, net	30	664	379
Other comprehensive income	30	664	379
Comprehensive (loss) income	$(5,152)	$38,235	$39,427
(Loss) earnings per share
Basic	$(0.22)	$1.18	$1.20
Diluted	$(0.22)	$1.18	$1.20
Weighted average common shares outstanding
Basic	29,937	30,903	32,144
Diluted	29,937	31,894	32,653

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. 2025 Form 10-K	41

FINANCIAL STATEMENTS

Consolidated Statements of Changes in Shareholders’ Equity

	Class C							Accumulated
	Convertible						Additional	Other
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Comprehensive	Retained	Total
(thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at March 26, 2022	20	$29	39,907	$399	6,360	$(108,729)	$244,577	$(4,494)	$651,124	$782,906
Net income									39,048	39,048
Other comprehensive income
Pension liability adjustment								379		379
Dividends declared
Preferred									(515)	(515)
Common									(35,889)	(35,889)
Dividend payable									(214)	(214)
Repurchase of stock					2,201	(96,919)				(96,919)
Stock options and restricted stock			59	1			474			475
Share-based compensation							5,651			5,651
Balance at March 25, 2023	20	$29	39,966	$400	8,561	$(205,648)	$250,702	$(4,115)	$653,554	$694,922
Net income									37,571	37,571
Other comprehensive income
Pension liability adjustment								664		664
Dividends declared
Preferred									(1,141)	(1,141)
Common									(34,364)	(34,364)
Dividend payable									(192)	(192)
Repurchase of stock (a)					1,544	(44,467)				(44,467)
Stock options and restricted stock			51				(526)			(526)
Share-based compensation							4,308			4,308
Balance at March 30, 2024	20	$29	40,017	$400	10,105	$(250,115)	$254,484	$(3,451)	$655,428	$656,775
Net loss									(5,182)	(5,182)
Other comprehensive income
Pension liability adjustment								30		30
Dividends declared
Preferred									(1,349)	(1,349)
Common									(33,533)	(33,533)
Dividend payable									(305)	(305)
Stock options and restricted stock			51	1		4	(393)			(388)
Share-based compensation							4,713			4,713
Balance at March 29, 2025	20	$29	40,068	$401	10,105	$(250,111)	$258,804	$(3,421)	$615,059	$620,761

(a)Inclusive of excise tax of $0.4 million for the year ended March 30, 2024. The excise tax is assessed at one percent of the fair value of net stock repurchased after December 31, 2022.

We declared $1.12 dividends per common share or equivalent for each of the years ended March 29, 2025, March 30, 2024 and March 25, 2023.

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. 2025 Form 10-K	42

FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows

(thousands)	2025	2024	2023
Operating activities
Net (loss) income	$(5,182)	$37,571	$39,048
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	69,372	72,204	77,037
Share-based compensation expense	4,713	4,308	5,651
Gain on disposal of assets	(4,810)	(1,187)	(4,668)
Gain on divestiture	—	—	(2,394)
Impairment of long-lived assets	24,355	1,915	982
Deferred income tax expense	138	9,031	4,242
Change in operating assets and liabilities (excluding acquisitions and divestitures)
Accounts receivable	(14)	1,556	(2,483)
Inventory	(27,023)	(6,354)	(18,205)
Other current assets	9,649	(7,356)	(8,962)
Other non-current assets	39,845	46,028	36,841
Accounts payable	70,702	(9,784)	129,735
Accrued expenses	(5,417)	14,929	(2,651)
Federal and state income taxes payable	(4,587)	339	(2,380)
Other long-term liabilities	(39,829)	(38,004)	(36,777)
Cash provided by operating activities	131,912	125,196	215,016
Investing activities
Capital expenditures	(26,362)	(25,480)	(38,990)
Acquisitions, net of cash acquired	—	—	(6,685)
Proceeds from divestiture	—	—	56,586
Deferred proceeds received from divestiture	11,995	20,596	8,671
Proceeds from the disposal of assets	13,136	2,953	7,220
Other	—	(25)	(256)
Cash (used for) provided by investing activities	(1,231)	(1,956)	26,546
Financing activities
Principal payments on long-term debt, net borrowings	(40,750)	(3,000)	(71,466)
Principal payments on finance leases and financing obligations	(39,758)	(39,031)	(39,543)
Repurchase of stock	—	(44,044)	(96,919)
Excise tax on repurchase of stock paid	(420)	—	—
Exercise of stock options	—	17	733
Dividends paid	(34,882)	(35,505)	(36,404)
Deferred financing costs	(670)	—	(1,027)
Cash used for financing activities	(116,480)	(121,563)	(244,626)
Increase (decrease) in cash and equivalents	14,201	1,677	(3,064)
Cash and equivalents at beginning of period	6,561	4,884	7,948
Cash and equivalents at end of period	$20,762	$6,561	$4,884
Supplemental information
Interest paid, net	$18,368	$19,882	$22,857
Income taxes paid, net	4,023	5,283	16,936
Leased assets obtained (reduced) in exchange for new (reduced) finance lease liabilities	16,458	(5,258)	(11,156)
Leased assets obtained in exchange for new operating lease liabilities	26,113	28,652	30,142

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. 2025 Form 10-K	43

FINANCIAL STATEMENTS

NOTES

Note 1 – Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of business

Monro, Inc. and its direct and indirect subsidiaries (together, “Monro”, the “Company”, “we”, “us”, or “our”), are engaged principally in providing automotive undercar repair and tire replacement sales and tire related services in the United States. Monro had 1,260 Company-operated retail stores located in 32 states and 47 Car-X franchised locations as of March 29, 2025.

A certain number of our retail locations also service commercial customers. Our locations that serve commercial customers generally operate consistently with our other retail locations, except that the sales mix for these locations includes a higher number of commercial tires.

As of March 29, 2025, Monro had two retread facilities. The retread facilities re-manufacture tires through the replacement of tread on worn tires that are later sold to customers.

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

Fiscal year

We operate on a 52/53-week fiscal year ending on the last Saturday in March. Fiscal years 2025 and 2023 each contained 52 weeks and fiscal 2024 contained 53 weeks. Unless specifically indicated otherwise, any references to “2025” or “fiscal 2025,” “2024” or “fiscal 2024,” and “2023” or “fiscal 2023” relate to the years ended March 29, 2025, March 30, 2024, and March 25, 2023, respectively.

Reclassifications

Certain amounts in these consolidated financial statements have been reclassified to maintain comparability among the periods presented.

Recent accounting pronouncements

In September 2022, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance ASU 2022-04, Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which requires buyers in a supplier finance program to disclose sufficient qualitative and quantitative information about the program to allow a reader of the financial statements to understand the program’s nature, activity during the period, changes from period to period and the program’s potential magnitude. We retrospectively adopted this guidance during the first quarter of fiscal 2024, other than the rollforward information disclosure, which we adopted prospectively in the fourth quarter of fiscal 2025. The adoption of this guidance did not have a material impact on our consolidated financial statements. See Note 15 for additional information.

Monro, Inc. 2025 Form 10-K	44

FINANCIAL STATEMENTS

NOTES

In November 2023, the FASB issued new accounting guidance ASU 2023-07, Segment Reporting (Topic 280), which requires expanding disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. See Note 18 for additional information.

In December 2023, the FASB issued new accounting guidance ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires income tax disclosure updates, primarily by requiring specific categories and greater disaggregation within the rate reconciliation and disaggregation of income taxes paid by jurisdiction. This guidance is effective for fiscal years beginning after December 15, 2024. We are required to adopt these disclosures for our annual period ending March 28, 2026, and believe that the adoption will result in additional disclosures with no material impacts to our consolidated financial statements.

In November 2024, the FASB issued new accounting guidance, ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosures about specific expense categories, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization, and operating, selling, general and administrative expenses. The guidance is effective for annual reporting periods beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. We are currently evaluating the impact of adopting this guidance.

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

Estimated Useful Lives	Life (Years)
Buildings and improvements	5 - 39
Equipment, signage, and fixtures	3 - 15
Vehicles	5 - 10

Monro, Inc. 2025 Form 10-K	45

FINANCIAL STATEMENTS

NOTES

Capitalized Internal Use Software Costs

We capitalize the cost of computer software developed or obtained for internal use. Capitalized computer software costs consist primarily of payroll-related and consulting costs incurred during the application development stage. The Company expenses costs related to preliminary project assessments, research and development, re-engineering, training and application maintenance as they are incurred. Capitalized software costs are amortized on a straight-line basis over an estimated life of three to 10 years. Property and equipment included capitalized computer software currently under development of approximately $6.3 million and $0.1 million as of March 29, 2025 and March 30, 2024, respectively.

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

During fiscal 2025, we evaluated certain stores having indicators of impairment based on operating performance. Based on the estimate of future recoverable cash flows, we recorded impairment charges in fiscal 2025 totaling $24.4 million. The impairment charges consisted of $8.8 million of operating lease ROU assets, $5.5 million of finance lease ROU assets and $10.1 million of leasehold improvements and equipment. Impairment charges of $1.9 million and $1.0 million were recorded during fiscal 2024 and fiscal 2023, respectively.

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

Monro, Inc. 2025 Form 10-K	46

FINANCIAL STATEMENTS

NOTES

rates, industry data, market capitalization, and other relevant qualitative factors. If the qualitative factors indicate a potential impairment, we compare the fair value of our reporting unit to the carrying value of our reporting unit. If the fair value is less than its carrying value, an impairment charge is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill. As a result of our annual qualitative assessment performed in the third quarter of 2025, we determined that it is not more likely than not that the fair value is less than the carrying value. No impairment was recorded in 2025, 2024 or 2023. See Note 5 for additional information on goodwill and intangible assets.

Our intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses and are amortized over their estimated useful lives. All intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that an impairment may exist. If such indicators are present, it is determined whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying values. Based on our review as of March 29, 2025, we concluded that the carrying values of our intangible assets were not impaired. No impairment was recorded in 2025, 2024 or 2023.

A deterioration of macroeconomic conditions may not only negatively impact the estimated operating cash flows used in our cash flow models but may also negatively impact other assumptions used in our analyses, including, but not limited to, the estimated cost of capital and/or discount rate. Additionally, we are required to ensure that assumptions used to determine fair value in our analyses are consistent with the assumptions a hypothetical marketplace participant would use. As a result, the cost of capital and/or discount rate used in our analyses may increase or decrease based on market conditions and trends, regardless of whether our actual cost of capital has changed. Therefore, we may recognize an impairment of an intangible asset or assets even though realized actual cash flows are approximately equal to or greater than our previously forecasted amounts.

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

Monro, Inc. 2025 Form 10-K	47

FINANCIAL STATEMENTS

NOTES

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

Black-Scholes Valuation Model Assumptions
(weighted average)	2025	2024	2023
Risk-free interest rate (a)	5.04%	4.22%	2.85%
Expected term (years) (b)	4	4	4
Expected volatility (c)	35.28%	40.60%	38.70%
Dividend yield (d)	4.16%	3.07%	2.33%

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

Earnings (loss) per common share

Basic earnings (loss) per common share amounts are calculated by dividing income available to common shareholders, after deducting preferred stock dividends, by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per common share amounts are calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding adjusted to give effect to potentially dilutive securities.

Diluted earnings (loss) per share includes the potential dilutive effect of common stock equivalents as if such securities were converted or exercised during the period when the effect is dilutive. Because the impact of these items is generally anti-dilutive during periods of net loss, there is no difference between basic and diluted loss per common share for periods with net losses.

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

Monro, Inc. 2025 Form 10-K	48

FINANCIAL STATEMENTS

NOTES

Vendor rebates

We receive vendor support in the form of allowances through a variety of vendor-sponsored programs, such as volume rebates, promotions, and advertising allowances, referred to as “vendor rebates”. Vendor rebates are primarily recorded as a reduction of cost of sales.

We establish a receivable for vendor rebates that are earned but not yet received. Based on purchase data and the terms of the applicable vendor-sponsored programs, we estimate the amount earned. Most of the year-end vendor rebates receivable is collected within the following first quarter. See Note 3 for additional information.

Working capital management

As part of our ongoing efforts to manage our working capital and improve our cash flow, certain financial institutions offer to certain of our suppliers a voluntary supply chain finance program to provide our suppliers with the opportunity to sell receivables due from us (our accounts payable) to a participating financial institution subject to the independent discretion of both the supplier and the participating financial institution. Should a supplier choose to participate in the program, it may receive payment from the financial institution in advance of agreed contractual payment terms; our responsibility is limited to making payments to the respective financial institution on the terms originally negotiated with our supplier and no other guarantees are provided by us under the supply chain finance program. We have no economic interest in a supplier’s decision to participate and we have no direct financial relationship with the financial institutions, as it relates to the supply chain finance program. We have concluded that the program is a trade payable program and not indicative of a borrowing arrangement. See Note 15 for additional information.

Note 2 – Divestitures

On June 17, 2022, we completed the divestiture of assets relating to our wholesale tire operations (seven locations) and internal tire distribution operations to American Tire Distributors, Inc. (“ATD”). We received $62 million from ATD at the closing of the transaction, of which approximately $5 million was held in escrow and subsequently paid in December 2023. The remaining $40 million (“Earnout”) of the total consideration of $102 million was to be paid quarterly over approximately three years based on our tire purchases from or through ATD pursuant to a distribution and fulfillment agreement with ATD. On October 23, 2024, ATD filed for bankruptcy protection in the U.S. Bankruptcy Court for the District of Delaware. On February 24, 2025, we entered into an amendment to the distribution agreement with ATD, confirming the Earnout period ended as of January 1, 2025, and pursuant to which ATD agreed to pay the Company the remaining balance of $7.0 million in two equal payments of $3.5 million in February 2025 and June 2025. We received $12 million in total payments during fiscal 2025 and the remaining $3.5 million outstanding is recorded in Other current assets in our Consolidated Balance sheets as of March 29, 2025. The Company evaluated the allowance for expected credit losses and determined an allowance was not required as of March 29, 2025.

Under a distribution agreement between us and ATD, ATD agreed to supply and sell tires to retail locations we own. Our company-owned retail stores are required to purchase at least 90 percent of their forecasted requirements for certain passenger car tires, light truck replacement tires, and medium truck tires from or through ATD. Any tires that ATD is unable to supply or fulfill from those categories are excluded from the calculation of our requirements for tires. The initial term of the distribution agreement will expire January 1, 2030, with automatic 12-month renewal periods thereafter.

For additional information regarding discrete tax impacts because of the divestiture, see Note 8.

Note 3 – Other Current Assets

Other Current Assets
(thousands)	March 29, 2025	March 30, 2024
Vendor rebates receivable	$16,029	$14,020
Insurance receivable and prepaid insurance	12,725	12,757
Prepaid assets	7,887	8,892
Divestiture deferred proceeds receivable	3,474	15,335
Other	19,311	29,901
Total	$59,426	$80,905

Monro, Inc. 2025 Form 10-K	49

FINANCIAL STATEMENTS

NOTES

Note 4 – Property and Equipment

The major classifications of property and equipment are as follows:

Property and Equipment
(thousands)	March 29, 2025	March 30, 2024
Land	$83,752	$83,590
Buildings and improvements	298,063	300,198
Equipment, signage, and fixtures	289,167	320,079
Vehicles	11,266	15,977
Construction-in-progress	10,953	5,211
Property and equipment	693,201	725,055
Less - Accumulated depreciation	434,252	444,901
Property and equipment, net	$258,949	$280,154

Depreciation expense totaled $36.5 million, $38.8 million, and $40.9 million for 2025, 2024, and 2023, respectively.

Note 5 – Goodwill and Intangible Assets

Reconciliation of Changes in Goodwill
(thousands)	2025	2024
Balance at beginning of period	$736,435	$736,457
Adjustments to prior fiscal year acquisitions	—	(22)
Balance at end of period	$736,435	$736,435

Intangible Assets	March 29, 2025		March 30, 2024
	Gross	Accumulated	Gross	Accumulated
(thousands)	Carrying Amount	Amortization	Carrying Amount	Amortization
Customer lists	$31,043	$27,114	$31,043	$25,654
Trade names	16,432	12,648	16,432	11,957
Franchise agreements and reacquired rights	8,800	6,123	8,800	5,366
Other intangible assets	50	50	50	50
Total	$56,325	$45,935	$56,325	$43,027

Estimated Weighted Average Useful Lives	Life (Years)
Customer lists	10
Trade names	15
Franchise agreements and reacquired rights	12

Amortization expense was $2.9 million, $3.3 million, and $3.7 million for 2025, 2024, and 2023, respectively.

Estimated Future Amortization Expense
(thousands)	Amortization
2026	$2,667
2027	2,322
2028	2,177
2029	1,398
2030	967

Impairment of Goodwill

Monro, Inc. 2025 Form 10-K	50

FINANCIAL STATEMENTS

NOTES

When performing the quantitative analysis for goodwill impairment testing, we base the fair value of our reporting unit on consideration of various valuation methodologies, including projecting future cash flows discounted at rates commensurate with the risks involved (“DCF”). Assumptions used in a DCF require the exercise of significant judgment, including judgment about appropriate discount rate and terminal values, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows are based on current plans and assumed growth rates for future years. The calculation of fair value is based on estimates including revenue projections, EBITDA margin projections, estimated tax rates, estimated capital expenditures, estimated working capital, guideline public company revenue and EBITDA multiples, guideline transaction revenue multiples, market participation acquisition premiums and discount rate. We believe that our assumptions are consistent with the plans and estimates used to manage the underlying businesses. The discount rate, which is intended to reflect the risks inherent in future cash flow projections, used in a DCF are based on estimates of the weighted-average cost of capital of a market participant. Such estimates are derived from our analysis of peer companies and consider the industry weighted average return on debt and equity from a market participant perspective.

We perform the annual goodwill impairment test for our single-reporting unit segment as of October 1 of each year, or more frequently if impairment indicators exist. On October 1, 2024, we performed a qualitative annual goodwill impairment analysis for our single-unit reporting segment and we determined that it was not more likely than not that the fair value of the reporting unit was below its carrying amount and therefore, no impairment was required.

During the fourth quarter of 2025, we experienced a decline in our market capitalization as a result of a decrease in our stock price. Our stock price has a history of volatility, however, given the decrease was sustained throughout the quarter, we viewed this event as a triggering event during the quarter ended March 29, 2025. Our goodwill impairment testing concluded that no impairment was required at that time, and we have undertaken operational changes, including changes in management and strategy, that we believe will lead to improvements in the performance of the business and cash flows. Our forecast of future cash flows is based on our best estimate of projected revenue and projected operating margin, based primarily on pricing, material costs, market share, industry outlook, general economic conditions and strategic actions to improve our operating margin. Based on our impairment test, we had an estimated fair value that exceeded our carrying value, including goodwill, by approximately 25%.

Note 6 – Long Term Debt

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

Monro, Inc. 2025 Form 10-K	51

FINANCIAL STATEMENTS

NOTES

We were required to maintain an interest coverage ratio, as defined in the Credit Facility, of at least 1.55 to 1. In addition, our ratio of adjusted debt to EBITDAR, as defined in the Credit Facility, cannot exceed 4.75 to 1, subject to certain exceptions under the Credit Facility.

On May 23, 2024, we entered into a Fourth Amendment to the Credit Facility (the “Fourth Amendment”). The Fourth Amendment, among other things, amended the terms of certain of the financial and restrictive covenants in the Credit Agreement, to provide us with additional flexibility to operate our business from the first quarter of fiscal 2025 through the fourth quarter of fiscal 2026 (“the Covenant Relief Period”). We may voluntarily exit the Covenant Relief Period at any time, which would revert the terms of the Credit Facility to the terms existing before the Fourth Amendment, with the exception of the modified definition of “EBITDAR,” described below.

During the Covenant Relief Period, the minimum interest coverage ratio was reduced from 1.55x to 1.00x to: (a) 1.25x to 1.00x from the first quarter of fiscal 2025 through the first quarter of fiscal 2026; (b) 1.35x to 1.00x from the second quarter of fiscal 2026 through the fourth quarter of fiscal 2026; and (c) 1.55x to 1.00x for the first quarter of fiscal 2027 and thereafter. During the Covenant Relief Period, the maximum ratio of adjusted debt to EBITDAR remained at 4.75x to 1.00x, except that, if we completed a qualified acquisition during the Covenant Relief Period, the maximum ratio would increase to 5.00x to 1.00x for a certain 12-month period after the qualified acquisition. In addition, the Fourth Amendment modified the definition of “EBITDAR” to permit add-backs relating to expenses, and restrict add-backs related to gains, associated with store closures of (a) all non-cash items and (b) cash items up to 20% of EBITDA from the first quarter of fiscal 2025 through the fourth quarter of fiscal 2026 and up to 15% of EBITDA from the first quarter of fiscal 2027 and thereafter. During the Covenant Relief Period, the interest rate spread charged on borrowings increased by 25 basis points. During the Covenant Relief Period, the restrictions on our ability to declare dividends were modified to reduce the cushion inside the threshold required for us to be able to declare dividends without restriction from 0.50x to 0.25x. In addition, during the Covenant Relief Period, we were required to have minimum liquidity of at least $400 million to declare dividends. We were prohibited from repurchasing our securities during the Covenant Relief Period if there were outstanding amounts under the Credit Facility immediately before or after giving effect to the repurchase. During the Covenant Relief Period, we were permitted to acquire stores or other businesses as long as we had minimum liquidity of at least $400 million after completing the acquisition.

At March 29, 2025 and March 30, 2024, the interest rate spread paid by the Company was 175 and 125 basis points over SOFR, respectively.

Within the Credit Facility, we have a sub-facility of $80 million available for the purpose of issuing standby letters of credit. The subfacility requires fees aggregating 87.5 to 212.5 basis points annually of the face amount of each standby letter of credit, payable quarterly in arrears. There was a $30.1 million outstanding letter of credit as of March 29, 2025 and March 30, 2024.

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

There was $61.3 million outstanding and $508.7 million available under the Credit Facility as of March 29, 2025, subject to compliance with our covenants.

We were in compliance with all debt covenants as of March 29, 2025.

On May 23, 2025, we entered into an amendment (the “Fifth Amendment”) to our Credit Facility. The Fifth Amendment amends the terms of certain of the financial and restrictive covenants in the Credit Facility to provide us with additional flexibility to operate our business from the first quarter of fiscal 2026 through the first quarter of fiscal 2027 (the “Extended Covenant Relief Period”). We may voluntarily exit the Extended Covenant Relief Period at any time, which would revert the terms of the Credit Facility to the terms existing before the Fourth Amendment, with the exception of the modified definition of “EBITDAR,” described below.

During the Extended Covenant Relief Period, the minimum interest coverage ratio will be reduced from 1.55x to 1.00x to: (a) 1.15x to 1.00x from the first quarter of fiscal 2026 through the third quarter of fiscal 2026; (b) 1.25x to 1.00x from the fourth quarter of fiscal 2026 through the first quarter of fiscal 2027; and (c) 1.55x to 1.00x for the second quarter of fiscal 2027 and thereafter. During the Extended Covenant Relief Period, the maximum ratio of adjusted debt to EBITDAR remains at 4.75x to 1.00x, except that, if we completed a qualified acquisition during the Extended Covenant Relief Period, the maximum ratio would increase to 5.00x to 1.00x for a certain 12-month period after the qualified acquisition. In addition to the Fourth Amendment modifications, the Fifth Amendment further modifies the definition of “EBITDAR” to permit add-backs relating to non-cash impairment and other expenses, with the restriction for add-backs of certain cash expense items up to 20% of EBITDA from the first quarter of fiscal 2026 through the fourth quarter of fiscal 2026 and up to 15% of EBITDA from the first quarter of fiscal 2027 and thereafter.

Monro, Inc. 2025 Form 10-K	52

FINANCIAL STATEMENTS

NOTES

During the Extended Covenant Relief Period, the interest rate spread charged on borrowings is 225 basis points.

During the Extended Covenant Relief Period, the restrictions on our ability to declare dividends were modified to reduce the cushion inside the threshold required for us to be able to declare dividends without restriction from 0.50x to 0.25x. In addition, during the Extended Covenant Relief Period, we must have minimum liquidity of at least $300 million to declare dividends. We are prohibited from repurchasing our securities during the Extended Covenant Relief Period if there are outstanding amounts under the Credit Facility immediately before or after giving effect to the repurchase. During the Extended Covenant Relief Period, we may acquire stores or other businesses as long as we have minimum liquidity of at least $300 million after completing the acquisition.

In addition, the Fifth Amendment permanently reduces the Credit Facility from $600 million to $500 million.

Except as amended by the First Amendment, Second Amendment, Third Amendment, Fourth Amendment and Fifth Amendment, the remaining terms of the Credit Facility remain in full force and effect.

Long-term debt had a carrying amount and a fair value of $61.3 million as of March 29, 2025, as compared to a carrying amount and a fair value of $102.0 million as of March 30, 2024. The carrying value of our debt approximated its fair value due to the variable interest nature of the debt.

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

Revenues
(thousands)	2025	2024	2023
Tires (a)	$565,102	$594,465	$635,283
Maintenance Service	329,284	357,197	356,936
Brakes	157,484	175,421	178,468
Steering	101,410	104,235	109,725
Batteries	23,862	21,610	19,830
Exhaust	16,703	19,068	22,474
Franchise Royalties	1,489	4,793	2,666
Total	$1,195,334	$1,276,789	$1,325,382

(a) Includes the sale of tire road hazard warranty agreements and tire delivery commissions.

Revenue from the sale of tire road hazard warranty agreements is initially deferred and is recognized over the contract period as costs are expected to be incurred, typically 21 to 36 months. The deferred revenue balances at March 29, 2025 and March 30, 2024 were approximately $21.0 million and $21.7 million, respectively, of which $14.7 million and $15.2 million, respectively, are reported in Deferred revenue and $6.3 million and $6.5 million, respectively, are reported in Other long-term liabilities in our Consolidated Balance Sheets.

Monro, Inc. 2025 Form 10-K	53

FINANCIAL STATEMENTS

NOTES

Changes in Deferred Revenue
(thousands)	2025	2024
Balance at beginning of period	$21,687	$22,354
Deferral of revenue	21,085	21,590
Recognition of revenue	(21,724)	(22,257)
Balance at end of period	$21,048	$21,687

We expect to recognize $14.7 million of deferred revenue related to road hazard warranty agreements during our fiscal year ending March 28, 2026 and $6.3 million of such deferred revenue thereafter.

Under various arrangements, we receive from certain tire vendors, a delivery commission and reimbursement for the cost of the tire that we may deliver to customers on behalf of the tire vendor. The commission we earn from these transactions is as an agent and the net amount retained is recorded as sales.

Note 8 – Income Taxes

(Benefit from) Provision for Income Taxes
(thousands)	2025	2024	2023
Current:
Federal	$(731)	$4,910	$11,174
State	(139)	368	2,703
Total current	(870)	5,278	13,877
Deferred:
Federal	(9)	5,649	1,855
State	148	3,382	2,387
Total deferred	139	9,031	4,242
Total (benefit from) provision for income taxes	$(731)	$14,309	$18,119

Income Tax Rate Reconciliation	2025	2024	2023
Expected U.S. federal income taxes at statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	8.0	5.3	4.9
Tax adjustments (a)	(7.0)	0.3	6.1
Valuation allowance	(7.5)	0.3	—
Share-based compensation	(8.1)	1.0	0.6
Tax credits	9.4	(1.1)	(0.6)
Nondeductible items	(4.0)	0.9	0.5
Other	0.6	(0.1)	(0.8)
Effective tax rate	12.4%	27.6%	31.7%

(a)The 2023 adjustments reflect expense primarily due to the sale of our wholesale tire locations and tire distribution assets as well as the revaluation of deferred tax balances due to changes in the mix of pre-tax income in various U.S. state jurisdictions because of the sale.

Monro, Inc. 2025 Form 10-K	54

FINANCIAL STATEMENTS

NOTES

Net Deferred Tax Asset/(Liability)
(thousands)	March 29, 2025	March 30, 2024
Deferred tax assets:
Lease liabilities	$143,627	$155,158
Insurance accrual	10,590	11,304
Other	19,763	15,060
Total gross deferred tax assets	173,980	181,522
Valuation allowance	(595)	(162)
Total deferred tax assets	173,385	181,360
Deferred tax liabilities:
Leased assets	(109,156)	(120,479)
Goodwill	(89,572)	(79,895)
Property and equipment	(9,259)	(16,099)
Other	(2,509)	(1,849)
Total deferred tax liabilities	(210,496)	(218,322)
Total net deferred tax liability	$(37,111)	$(36,962)

We have $1.7 million and $8.2 million of federal and state net operating loss carryforwards, respectively, available as of March 29, 2025. The federal net operating loss carryforward has an unlimited carryforward period, and the state net operating loss carryforward periods expire in varying amounts through 2045.

We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of March 29, 2025, we concluded, based on the weight of all available positive and negative evidence, that most of our deferred tax assets are more likely than not to be realized, except the estimated amount of future state net operating loss assets in certain jurisdictions that will expire unutilized.

Changes in Liability for Unrecognized Tax Benefits
(thousands)	2025	2024	2023
Balance at beginning of period	$2,385	$3,709	$5,006
Additions based on tax positions related to the current year	—	—	97
Additions for tax positions of prior years	404	67	—
Reductions for tax positions of prior years	—	—	(224)
Settlements for tax positions of prior years	(675)	—	—
Lapse in statutes of limitation	(715)	(1,391)	(1,170)
Balance at end of period	$1,399	$2,385	$3,709

The total amount of unrecognized tax benefits was $1.4 million, $2.4 million, and $3.7 million at March 29, 2025, March 30, 2024, and March 25, 2023, respectively, the majority of which, if recognized, would affect the effective tax rate.

In the normal course of business, Monro provides for uncertain tax positions and the related interest and penalties and adjusts its unrecognized tax benefits and accrued interest and penalties accordingly. We did not have any interest and penalties associated with uncertain tax benefits accrued as of March 29, 2025 or March 30, 2024.

We file U.S. federal income tax returns and income tax returns in certain state jurisdictions. Our U.S. federal income tax returns for 2022 – 2024 and various state tax years remain subject to income tax examinations by tax authorities.

Note 9 – Stock Ownership

Holders of at least 60 percent of the Class C convertible preferred stock must approve any action authorized by the holders of Common Stock. In addition, there are certain restrictions on the transferability of shares of Class C convertible preferred stock. In the event of a liquidation, dissolution or winding-up of Monro, the holders of the Class C convertible preferred stock would be entitled to receive an amount equal to the greater of $1.50 per share and the amount the holder would have received had each share of Class C convertible preferred stock been converted to shares of common stock immediately prior to the liquidation, dissolution, or winding up before any amount would be paid to holders of Common Stock. The conversion value of the Class C convertible preferred stock was one to 61.275 common stock shares as of March 29, 2025 and March 30, 2024.

In May 2023, we entered into an agreement to reclassify our equity capital structure to eliminate the Class C convertible preferred stock. See Note 17 for additional information regarding the equity capital structure reclassification.

Monro, Inc. 2025 Form 10-K	55

FINANCIAL STATEMENTS

NOTES

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

Share-based compensation expense included in cost of sales and OSG&A expense in Monro’s Consolidated Statements of Income and Comprehensive Income for 2025, 2024, and 2023 was $4.7 million, $4.3 million, and $5.7 million, respectively, and the related income tax benefit for each year was $1.2 million, $1.1 million, and $1.4 million, respectively.

Monro currently grants stock option awards, shares of restricted stock and restricted stock units under the 2007 Incentive Stock Option Plan (the “2007 Plan”), as amended and restated effective August 2017. At March 29, 2025, there were a total of 5,001,620 shares and 460,404 shares that were authorized and available for grant under the 2007 Plan, respectively.

Non-Qualified Stock Options

Generally, employee options vest over a four-year period, and have a duration of six years. Outstanding options are exercisable for various periods through May 2030.

Stock Option Activity			Weighted average	Aggregate
	Stock	Weighted average	Remaining Contractual	Intrinsic
	Options	Exercise Price	Term (years)	Value (a)
Outstanding as of March 30, 2024	417,910	$52.44
Granted	193,769	26.91
Exercised	—	—
Canceled	(112,276)	48.27
Outstanding as of March 29, 2025	499,403	$43.48	4.07	$—
Vested and exercisable as of March 29, 2025	303,337	$49.33	3.63	$—

(a)Total shares valued at the market price of the underlying stock as of March 29, 2025, less the exercise price.

As of March 29, 2025, the total unrecognized compensation expense related to unvested stock option awards was $1.1 million, which is expected to be recognized over a weighted average period of approximately two years. The weighted average grant date fair value of options granted during 2025, 2024, and 2023 was $6.60, $11.02, and $12.73, respectively. The total fair value of stock options vested during 2025, 2024, and 2023 was $1.7 million, $1.4 million, and $1.7 million, respectively.

Stock Option Exercises
(millions)	2025	2024	2023
Total intrinsic value of stock options exercised	$0.0	$0.0	$0.1
Cash received for exercise price	0.0	0.0	0.7
Income tax benefit	—	—	—

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

Monro, Inc. 2025 Form 10-K	56

FINANCIAL STATEMENTS

NOTES

upon the Company’s common stock price meeting certain market conditions between April 2021 and December 2023. These shares did not vest because the stock price market conditions were not achieved by December 31, 2023.

In 2024 and 2023, the Company issued a limited number of performance based restricted stock units to members of senior management which may vest at the end of three years upon the attainment of minimum thresholds of return on invested capital. In 2025, the Company issued a limited number of performance based restricted stock units to members of senior management which may vest at the end of three years upon the attainment of minimum thresholds of the relative total shareholder return.

Non-vested Restricted Stock Activity		Weighted average
		Grant-date
	Restricted Shares	Fair Value per Share
Outstanding as of March 30, 2024	259,894	$43.43
Granted	264,049	25.65
Vested	(75,910)	39.80
Forfeited	(69,132)	40.90
Outstanding as of March 29, 2025	378,901	$32.22

As of March 29, 2025, the total unrecognized compensation expense related to unvested restricted shares was $5.9 million, which is expected to be recognized over a weighted average period of approximately two years. The weighted average grant date fair value of restricted shares granted during 2025, 2024, and 2023 was $25.65, $37.09, and $46.43, respectively. The total fair value of restricted shares vested during 2025, 2024, and 2023 was $3.0 million, $3.7 million, and $2.8 million, respectively.

Note 11 – Earnings (Loss) per Common Share

Earnings (Loss) per Common Share
(thousands, except per share data)	2025	2024	2023
Numerator for (loss) earnings per common share calculation:
Net (loss) income	$(5,182)	$37,571	$39,048
Less: Preferred stock dividends	(1,349)	(1,141)	(515)
(Loss) income available to common stockholders	$(6,531)	$36,430	$38,533
Denominator for earnings per common share calculation:
Weighted average common shares - basic	29,937	30,903	32,144
Effect of dilutive securities:
Preferred stock	—	918	460
Stock options	—	—	—
Restricted stock	—	73	49
Weighted average common shares - diluted	29,937	31,894	32,653

Basic (loss) earnings per common share	$(0.22)	$1.18	$1.20
Diluted (loss) earnings per common share	$(0.22)	$1.18	$1.20

Diluted (loss) earnings per share includes the potential dilutive effect of common stock equivalents as if such securities were converted or exercised during the period when the effect is dilutive. Because the impact of these items is generally anti-dilutive during periods of net loss, there is no difference between basic and diluted loss per common share for periods with net losses.

The computation of diluted (loss) earnings per common share for 2025, 2024, and 2023 excludes the effect of the assumed exercise of approximately 767,000, 608,000, and 658,000 of stock options, respectively, as the exercise price of these options was greater than the average market value of our common stock for those periods, resulting in an anti-dilutive effect on diluted (loss) earnings per common share.

Note 12 – Leases

We lease certain retail stores, office space and land as well as service contracts that are considered leases.

Our leases have remaining lease terms, including renewals reasonably certain to be exercised, of less than one year to approximately 33 years. Most of our leases include one or more options to extend the lease, for periods ranging from three years to 30 years or more.

Monro, Inc. 2025 Form 10-K	57

FINANCIAL STATEMENTS

NOTES

Historical failed sale leasebacks that were assumed through acquisitions and do not qualify for sale leaseback accounting continue to be accounted for as financing obligations. As of March 29, 2025 and March 30, 2024, net assets of $2.2 million and $3.3 million, respectively, and liabilities of $4.3 million and $5.9 million, respectively, due to failed sale leaseback arrangements were included with finance lease assets and liabilities, respectively, on the Consolidated Balance Sheets.

Lease Cost
(thousands)	2025	2024	2023
Operating lease cost	$45,518	$44,454	$41,308
Finance lease/financing obligations cost:
Amortization of leased assets	30,075	30,286	32,515
Interest on lease liabilities	12,083	13,513	16,099
Short term and variable lease cost	1,200	1,749	1,495
Sublease income	(136)	(166)	(115)
Total lease cost	$88,740	$89,836	$91,302

Maturity of Lease Liabilities		Finance Leases and
(thousands)	Operating Leases (a)	Financing Obligations (b)
2026	$47,696	$50,141
2027	43,973	47,062
2028	37,261	44,389
2029	28,962	34,832
2030	21,456	30,775
Thereafter	62,542	107,673
Total undiscounted lease obligations	$241,890	$314,872
Less: imputed interest	(34,306)	(54,350)
Present value of lease obligations	$207,584	$260,522

(a)Operating lease obligations include approximately $34.9 million related to options to extend operating leases that are reasonably certain of being exercised.

(b)Finance lease payments include approximately $58.5 million related to options to extend finance leases that are reasonably certain of being exercised.

Lease Term and Discount Rate	2025	2024	2023
Weighted average remaining lease term (years)
Operating leases	7.1	7.3	7.8
Finance leases and financing obligations	7.9	8.5	9.1
Weighted average discount rate
Operating leases	4.14%	3.77%	3.38%
Finance leases and financing obligations	5.17%	5.41%	5.67%

Other Information
(thousands)	2025	2024	2023
Cash paid for amounts included in measurement of lease obligations:
Operating cash flows from operating leases	$47,954	$46,355	$42,579
Operating cash flows from finance leases and financing obligations	12,177	13,712	16,327
Financing cash flows from finance leases and financing obligations	39,758	39,031	39,543

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

The measurement date used to determine the pension plan measurements disclosed herein is March 31 for both 2025 and 2024. The overfunded status of Monro’s defined benefit plan is recognized as an Other non-current asset in the Consolidated Balance Sheets as of March 29, 2025 and March 30, 2024.

Monro, Inc. 2025 Form 10-K	58

FINANCIAL STATEMENTS

NOTES

Funded Status
(thousands)	2025	2024
Projected benefit obligations	$15,859	$16,489
Fair value of plan assets	16,640	17,272
Overfunded status	$781	$783

Contributions and Estimated Future Benefit Payment

Our obligations to plan participants can be met over time through a combination of Company contributions to these plans and earnings on plan assets. There are no required or expected contributions in our fiscal year ending March 28, 2026 (“fiscal 2026”) to the plan. However, depending on investment performance and plan funded status, we may elect to make a contribution.

Estimated Future Benefit Payments
(thousands)	Pension Benefits
2026	$1,185
2027	1,206
2028	1,217
2029	1,256
2030	1,270
2031 - 2035	6,212

Cost of Plans

Net Pension Benefits Expense
(thousands)	2025	2024	2023
Interest cost on projected benefit obligation	$815	$812	$683
Expected return on plan assets	(910)	(818)	(982)
Amortization of unrecognized actuarial loss	138	192	378
Total	$43	$186	$79

Assumptions

Benefit Obligation Weighted Average Assumption	2025	2024
Discount rate	5.39%	5.22%

Net Periodic Benefit Expense Weighted Average Assumptions	2025	2024	2023
Discount rate	5.22%	4.94%	3.58%
Expected long-term rate of return on plan assets	5.50%	5.00%	5.00%

Our expected long-term rate of return on plan assets assumption is based upon historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.

Benefit Obligation

Change in Projected Benefit Obligation
(thousands)	2025	2024
Benefit obligation at beginning of year	$16,489	$17,104
Interest cost	815	812
Actuarial gain	(371)	(258)
Benefits paid	(1,074)	(1,169)
Benefit obligation at end of year (a)	$15,859	$16,489

(a) Accumulated benefit obligation-the present value of benefits earned to date assuming no future salary growth-is materially consistent with the projected benefit obligation in each period presented.

Monro, Inc. 2025 Form 10-K	59

FINANCIAL STATEMENTS

NOTES

Plan Assets

Change in Plan Assets
(thousands)	2025	2024
Fair value of plan assets at beginning of year	$17,272	$17,176
Actual gain on plan assets	442	1,265
Benefits paid	(1,074)	(1,169)
Fair value of plan assets at end of year	$16,640	$17,272

Our asset allocation strategy is to conservatively manage the assets to meet the plan’s long-term obligations while maintaining sufficient liquidity to pay current benefits. This is achieved by holding equity investments while investing a portion of assets in long duration bonds to match the long-term nature of the liabilities.

Asset Category	Current Targeted	Actual Allocation
	Allocation	2025	2024
Cash and cash equivalents		1.0%	2.1%
Fixed income	70.0%	70.3%	70.0%
Equity securities	30.0%	28.7%	27.9%
Total	100.0%	100.0%	100.0%

Fair Value Measurements		Fair Value at
(thousands)	Pricing Category (a)	March 29, 2025	March 30, 2024
Assets in the fair value hierarchy
Shares of registered investment companies	Level 1	$9,589	$9,713
Total assets in the fair value hierarchy		9,589	9,713
Common collective trusts (b)		6,885	7,195
Pooled separate accounts (b)		166	364
Total plan assets		$16,640	$17,272

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

Amounts included in Shareholders’ Equity

Amounts in Accumulated Other Comprehensive Loss
(thousands)	2025	2024
Unamortized net actuarial loss	$4,530	$4,570
Amounts in Accumulated Other Comprehensive Loss (a)	$4,530	$4,570

(a) $3,421 and $3,451, net of tax, at the end of 2025 and 2024, respectively.

Amounts included in Comprehensive Income

Amounts in Other Comprehensive Income
(thousands)	2025	2024	2023
Net actuarial income	$41	$897	$513
Amounts in Other Comprehensive Income (a)	$41	$897	$513

(a) $30, $664, and $379, net of tax, during 2025, 2024, and 2023, respectively.

Monro, Inc. 2025 Form 10-K	60

FINANCIAL STATEMENTS

NOTES

Defined Contribution Plan

Our employees are eligible to participate in a defined contribution 401(k) plan that covers full-time employees who meet the age and service requirements of the plan. The plan is funded by employee and employer contributions. We match 50 percent of the first 6 percent of employee contributions. Employer contributions totaled approximately $1.6 million, $1.9 million, and $1.7 million for 2025, 2024, and 2023, respectively. We may also make annual profit-sharing contributions to the plan at the discretion of Monro’s Compensation Committee of the Board of Directors.

In addition, we maintain an executive deferred compensation plan (the “Executive Deferred Compensation Plan”) for a broad management group whose participation in our 401(k) plan is limited by statute or regulation. The Executive Deferred Compensation Plan permits participants to defer all or any portion of the compensation that would otherwise be payable to them for the calendar year. We credit to the participants’ accounts such amounts as would have been contributed to Monro’s 401(k) plan but for the limitations that are imposed by statute or regulation. The Executive Deferred Compensation Plan is an unfunded arrangement and the participants or their beneficiaries have an unsecured claim against the general assets of Monro to the extent of their Executive Deferred Compensation Plan benefits. We maintain accounts to reflect the amounts owed to each participant. At least annually, the accounts are credited with earnings or losses calculated based on an interest rate or other formula as determined by Monro’s Compensation Committee. The total liability recorded in our financial statements at March 29, 2025 and March 30, 2024 related to the Executive Deferred Compensation Plan was approximately $2.0 million and $1.9 million, respectively.

Note 14 – Commitments and Contingencies

Commitments

Commitments Due by Period		Within	2 to	4 to	After
(thousands)	Total	1 Year	3 Years	5 Years	5 Years
Principal payments on long-term debt	$61,250	$—	$61,250	$—	$—
Finance lease commitments/financing obligations (a)	314,872	50,141	91,451	65,607	107,673
Operating lease commitments (a)	241,890	47,696	81,234	50,418	62,542
Total	$618,012	$97,837	$233,935	$116,025	$170,215

(a) Finance and operating lease commitments represent future undiscounted lease payments and include $58.5 million and $34.9 million, respectively, related to options to extend lease terms that are reasonably certain of being exercised.

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

Monro, Inc. 2025 Form 10-K	61

FINANCIAL STATEMENTS

NOTES

Note 15 – Supplier Finance Program

We facilitate a voluntary supply chain financing program to provide our suppliers with the opportunity to sell receivables due from us (our accounts payable) to a participating financial institution subject to the independent discretion of both the supplier and the participating financial institution. Should a supplier choose to participate in the program, it may receive payment from the financial institution in advance of agreed payment terms; our responsibility is limited to making payments to the respective financial institution on the terms originally negotiated with our supplier, which are generally for a term of up to 360 days.

Our outstanding supplier obligations eligible for advance payment under the program totaled $245.5 million, and $167.2 million as of March 29, 2025, and March 30, 2024, respectively, and are included within Accounts Payable on our Consolidated Balance Sheets. Our outstanding supplier obligations do not represent actual receivables sold by our suppliers to the financial institutions, which may be lower.

The Company’s confirmed obligations to suppliers participating in these financing arrangements consist of the following:

Supplier Finance Program
(thousands)	March 29, 2025
Confirmed obligations outstanding at the beginning of the year	$167,200
Invoices confirmed during the year	323,700
Confirmed invoices paid during the year	(245,400)
Confirmed obligations outstanding at the end of the year	$245,500

Note 16 – Share Repurchase

We periodically repurchase shares of our common stock under a board-authorized repurchase program through open market transactions. The share repurchase activity below does not include excise tax of $0.4 million paid during the year-ended March 29, 2025. The excise tax is assessed at one percent of the fair market value of net stock repurchases after December 31, 2022.

Share Repurchase Activity
(thousands, except per share data)	2024
Number of shares purchased	1,543.6
Average price paid per share	$28.50
Total repurchased	$43,997

There were no share repurchases during 2025.

Note 17 – Equity Capital Structure Reclassification

On May 12, 2023, we entered into a reclassification agreement (the “Reclassification Agreement”) with the holders (the “Class C Holders”) of our Class C Convertible Preferred Stock (the “Class C Preferred Stock”) to reclassify our equity capital structure to eliminate the Class C Preferred Stock.

Under the Reclassification Agreement, after receiving shareholder approval on August 15, 2023, we filed amendments to our certificate of incorporation (the “Certificate of Incorporation”) to create a mandatory conversion of any outstanding shares of Class C Preferred Stock prior to an agreed sunset date of the earliest of (i) August 15, 2026; (ii) the first business day immediately prior to the record date established for the determination of the shareholders of the Company entitled to vote at the Company’s 2026 annual meeting of shareholders; and (iii) the date on which the Class C Holders, in the aggregate, cease to beneficially own at least 50% of all shares of the Class C Preferred Stock issued and outstanding as of May 12, 2023. In exchange for this sunset of the Class C Preferred Stock, the conversion rate of Class C Preferred Stock was adjusted so that each share of Class C Preferred Stock will convert into 61.275 shares of common stock (the “adjusted conversion rate”), an increase from the prior conversion rate of 23.389 shares of common stock for each share of Class C Preferred Stock under the Certificate of Incorporation. At the end of the sunset period, all shares of Class C Preferred Stock remaining outstanding will be automatically converted into shares of common stock at the adjusted conversion rate. In addition, the liquidation preference for the Class C Preferred Stock was amended to provide that, upon a liquidation event, each holder of Class C Preferred Stock would be entitled to receive, for each share of Class C Preferred Stock held by the holder upon a liquidation, dissolution, or winding up of the affairs of the Company, an amount equal to the greater of $1.50 per share and the amount the holder would have received had each share of Class C Preferred Stock been converted to shares of common stock immediately prior to the liquidation, dissolution, or winding up. There was no Class C Preferred Stock converted during the year ended March 29, 2025. The Reclassification Agreement also provides that, during the sunset period, the Class C Holders will have the right to appoint one member

Monro, Inc. 2025 Form 10-K	62

FINANCIAL STATEMENTS

NOTES

of the Board of Directors. This designee is expected to be Peter J. Solomon, who is one of the Company’s current directors and one of the Class C Holders.

We have determined the amendments to the Class C Preferred Stock, because of the Reclassification Agreement, should be accounted for as a modification.

Note 18 – Segment Reporting

The Company has a single reportable operating segment “Monro, Inc.” The accounting policies of the operating segment are the same as those described in Note 1 of our Form 10-K. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer, who regularly reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance for the Company’s single reportable segment. The CODM primarily focuses on consolidated net income to evaluate its reportable segment. The CODM also uses consolidated net income for evaluating pricing strategy and to assess the performance for determining the compensation of certain employees. All segment expenses reviewed, which represent the difference between segment revenue and segment net income, consisted of the following:

Segment Reporting
(thousands)	March 29, 2025	March 30, 2024	March 25, 2023
Sales	$1,195,334	$1,276,789	$1,325,382
Less:
Cost of sales, including occupancy costs	719,562	764,737	805,786
Operating, selling, general and administrative expenses	393,835	368,423	362,809
Depreciation and amortization expense	69,372	72,204	77,037
Interest expense, net	18,924	20,005	23,176
Other segment items (a)	(446)	(460)	(593)
(Benefit from) provision for income taxes	(731)	14,309	18,119
Net (loss) income	$(5,182)	$37,571	$39,048

(a)Other segment items consist of other income, net, included in the accompanying Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income.

No asset information has been provided as we do not regularly review asset information by reportable segment. As of March 29, 2025 and March 30, 2024, assets held in the U.S. accounted for 100% of total assets.

There were no major customers individually accounting for 10% or more of consolidated net revenues.

Note 19 – Subsequent Events

On May 20, 2025, our Board of Directors declared a cash dividend of $0.28 per common share or common share equivalent to be paid to shareholders of record as of June 3, 2025. The dividend will be paid on June 17, 2025.

On May 23, 2025, we entered into a Fifth Amendment to the Credit Facility, which, among other things, amends the terms of certain of the financial and restrictive covenants in the credit agreement to provide us with additional flexibility to operate our business from the first quarter of fiscal 2026 through the first quarter of fiscal 2027. See Note 6 for additional discussion related to the Fifth Amendment.

On May 23, 2025, following an evaluation of market segmentation and demographic data specific to geographic areas where our stores are located, our Board of Directors approved a plan to close 145 underperforming stores in the first quarter of fiscal 2026 that we have identified to have failed to maintain an acceptable level of profitability. Under the Store Closure Plan, we expect to terminate approximately 500 employees in the underperforming stores. Where possible, impacted employees will be offered alternative roles or the opportunity to apply for open positions in other Company-operated stores. We expect to incur total expenses ranging from approximately $10 to $15 million of store closing costs as part of the Store Closure Plan.

Monro, Inc. 2025 Form 10-K	63

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that as of March 29, 2025, the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Monro’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Monro’s internal control over financial reporting was effective as of March 29, 2025, the end of our fiscal year. The effectiveness of Monro’s internal control over financial reporting as of March 29, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein. For the Report on Management’s Assessment of Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm, see Part II, Item 8, “Financial Statements and Supplementary Data”.

Changes in Internal Control Over Financial Reporting

The Company also carried out an evaluation of the internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended March 29, 2025. Based on such evaluation, there have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter ended March 29, 2025, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Store Closure Plan

On May 23, 2025, following an evaluation of market segmentation and demographic data specific to geographic areas where our stores are located, our Board of Directors approved the Store Closure Plan. As a result, we plan to close 145 underperforming Company-operated retail stores in the first quarter of fiscal 2026 that we have identified to have failed to maintain an acceptable level of profitability. The Store Closure Plan is part of our performance improvement plan intended to enhance operations, drive profitability, and increase operating income and total shareholder returns. We believe the Store Closure Plan is necessary to improve our profitability by reducing fixed costs in stores that have historically underperformed our other stores.

Under the Store Closure Plan, we expect to terminate approximately 500 employees in the underperforming stores. Where possible, impacted employees will be offered alternative roles or the opportunity to apply for open positions in other Company-operated stores. We expect to incur total expenses ranging from approximately $10 to $15 million of store closing costs as part of the Store Closure Plan. The Company expects to incur the majority of the expenses related to store closure costs during the fiscal quarter ending June 28, 2025.

Monro, Inc. 2025 Form 10-K	64

SUPPLEMENTAL INFORMATION

We recorded $20.8 million in store impairment costs in fiscal 2025 related to these stores as part of our normal long-lived asset impairment assessment.

Amendment to Credit Facility

On May 23, 2025, we entered into the Fifth Amendment to our Credit Facility. The Fifth Amendment amends the terms of certain of the financial and restrictive covenants in the Credit Facility to provide us with additional flexibility to operate our business from the first quarter of fiscal 2026 through the first quarter of fiscal 2027 (the “Extended Covenant Relief Period”). We may voluntarily exit the Extended Covenant Relief Period at any time, which would revert the terms of the Credit Facility to the terms existing before the Fourth Amendment, with the exception of the modified definition of “EBITDAR,” described below.

During the Extended Covenant Relief Period, the minimum interest coverage ratio will be reduced from 1.55x to 1.00x to: (a) 1.15x to 1.00x from the first quarter of fiscal 2026 through the third quarter of fiscal 2026; (b) 1.25x to 1.00x from the fourth quarter of fiscal 2026 through the first quarter of fiscal 2027; and (c) 1.55x to 1.00x for the second quarter of fiscal 2027 and thereafter. During the Extended Covenant Relief Period, the maximum ratio of adjusted debt to EBITDAR remains at 4.75x to 1.00x, except that, if we completed a qualified acquisition during the Extended Covenant Relief Period, the maximum ratio would increase to 5.00x to 1.00x for a certain 12-month period after the qualified acquisition. In addition to the Fourth Amendment modifications, the Fifth Amendment further modifies the definition of “EBITDAR” to permit add-backs relating to non-cash impairment and other expenses, with the restriction for add-backs of certain cash expense items up to 20% of EBITDA from the first quarter of fiscal 2026 through the fourth quarter of fiscal 2026 and up to 15% of EBITDA from the first quarter of fiscal 2027 and thereafter.

During the Extended Covenant Relief Period, the interest rate spread charged on borrowings is 225 basis points.

During the Extended Covenant Relief Period, the restrictions on our ability to declare dividends were modified to reduce the cushion inside the threshold required for us to be able to declare dividends without restriction from 0.50x to 0.25x. In addition, during the Extended Covenant Relief Period, we must have minimum liquidity of at least $300 million to declare dividends. We are prohibited from repurchasing our securities during the Extended Covenant Relief Period if there are outstanding amounts under the Credit Facility immediately before or after giving effect to the repurchase. During the Extended Covenant Relief Period, we may acquire stores or other businesses as long as we have minimum liquidity of at least $300 million after completing the acquisition.

In addition, the Fifth Amendment permanently reduces the Credit Facility from $600 million to $500 million.

We paid the lenders certain amounts, including a consent fee equal to 0.075% of the aggregate principal amount of each consenting lender’s portion of the commitments under the Credit Facility, to facilitate the amendment and closing of the Fifth Amendment.

Except as amended by the First Amendment, Second Amendment, Third Amendment, Fourth Amendment and Fifth Amendment, the remaining terms of the Credit Facility remain in full force and effect.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Monro, Inc. 2025 Form 10-K	65

SUPPLEMENTAL INFORMATION

PART III

Certain information required by Part III is incorporated by reference from Monro’s Definitive Proxy Statement for its 2025 Annual Meeting of Shareholders expected to be held on August 12, 2025 (“Proxy Statement”).

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

•Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following sections of the Proxy Statement are incorporated herein by reference:

•Security Ownership of Certain Beneficial Owners and Management

Information concerning Monro’s shares authorized for issuance under its equity-based compensation plans at March 29, 2025 is incorporated herein by reference to the section captioned “Executive Compensation – Equity Compensation Plan Information” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following sub-sections within the Corporate Governance Practices and Policies section of the Proxy Statement are incorporated herein by reference:

•Board Independence

•Certain Relationships and Related Party Transactions

Item 14. Principal Accountant Fees and Services

The following sections of the Proxy Statement are incorporated herein by reference:

•Proposal No. 4 – Ratification of Appointment of Independent Registered Public Accounting Firm

Monro, Inc. 2025 Form 10-K	66

SUPPLEMENTAL INFORMATION

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following information required under this item is filed as part of this report:

(a) Financial Statements

oConsolidated Balance Sheets as of March 29, 2025, and March 30, 2024

oConsolidated Statements of (Loss) Income and Comprehensive (Loss) Income for the Years Ended March 29, 2025, March 30, 2024, and March 25, 2023

oConsolidated Statements of Changes in Shareholders’ Equity for the Years Ended March 29, 2025, March 30, 2024, and March 25, 2023

oConsolidated Statements of Cash Flows for the Years Ended March 29, 2025, March 30, 2024, and March 25, 2023

oNotes to Consolidated Financial Statements

oReport of Independent Registered Public Accounting Firm

Financial Statement Schedules

None.

Other schedules have not been included either because they are not applicable or because the information is included elsewhere in this Report.

Monro, Inc. 2025 Form 10-K	67

SUPPLEMENTAL INFORMATION

(b) Exhibits

Exhibit No.	Document
3.01

Restated Certificate of Incorporation of the Company, dated July 23, 1991, with Certificate of Amendment, dated November 1, 1991. (Filed in paper form as SEC File No: 0-19357, 1992 Form 10-K, Exhibit No. 3.01)

3.01a	Certificate of Change of the Certificate of Incorporation of the Company, dated January 26, 1996. (August 2004 Form S-3, Exhibit No. 4.1(b))
3.01b	Certificate of Amendment to Restated Certificate of Incorporation, dated April 15, 2004. (August 2004 Form S-3, Exhibit No. 4.1(c))
3.01c	Certificate of Amendment to Restated Certificate of Incorporation, dated October 10, 2007. (2008 Form 10-K, Exhibit No. 3.01c)
3.01d	Certificate of Amendment to Restated Certificate of Incorporation, dated August 1, 2012. (2013 Form 10-K, Exhibit No. 3.01d)
3.01e	Certificate of Amendment to Restated Certificate of Incorporation, dated August 15, 2017. (August 2017 Form 8-K, Exhibit No. 3.01e)
3.01f	Certificate of Amendment to Restated Certificate of Incorporation, effective as of August 17, 2023. (August 2023 Form 8-K, Exhibit No. 3.1)
3.01g	Certificate of Amendment to Restated Certificate of Incorporation, effective as of August 17, 2023. (August 2023 Form 8-K, Exhibit No. 3.2)
3.01h	Certificate of Amendment to Restated Certificate of Incorporation, effective as of August 17, 2023. (August 2023 Form 8-K, Exhibit No. 3.3)
3.02	Amended and Restated By-Laws of the Company, dated May 13, 2021. (May 2021 Form 8-K, Exhibit No. 3.02)
4.01	Description of Registrant’s Securities. (2024 Form 10-K, Exhibit No. 4.01)
10.01	2007 Stock Incentive Plan, effective as of June 29, 2007. (May 2008 Form S-8, Exhibit No. 4)*
10.01a	Amendment No. 1 to the 2007 Stock Incentive Plan, dated August 9, 2007. (May 2008 Form S-8, Exhibit No. 4.1)*
10.01b	Amendment No. 2 to the 2007 Stock Incentive Plan, dated September 27, 2007. (May 2008 Form S-8, Exhibit No. 4.2)*
10.01c	Amendment No. 3 to the 2007 Stock Incentive Plan, dated August 10, 2010. (August 2010 Form 8-K, Exhibit No. 10.1)*
10.01d	Amendment No. 4 to the 2007 Stock Incentive Plan, dated May 16, 2012. (2012 Form 10-K, Exhibit No. 10.01d)*
10.01e	Amendment No. 5 to the 2007 Stock Incentive Plan, dated June 28, 2013. (2013 Proxy, Exhibit A)*
10.01f	Amendment No. 6 to the 2007 Stock Incentive Plan, dated June 28, 2013. (2014 Form 10-K, Exhibit No. 10.01f)*
10.02	Amended and Restated 2007 Stock Incentive Plan, dated effective August 15, 2017. (2017 Proxy, Exhibit A)*
10.02a	Form of Restricted Stock Unit Award Agreement under Amended and Restated 2007 Stock Incentive Plan. (May 2022 Form 10-K, Exhibit No. 10.02a)*
10.02b	Form of Performance Stock Unit Award Agreement under Amended and Restated 2007 Stock Incentive Plan. (May 2022 Form 10-K, Exhibit No. 10.02b)*
10.02c	Form of Option Award Agreement under Amended and Restated 2007 Stock Incentive Plan. (December 2024 Form 10-Q, Exhibit No. 10.02c)*
10.03	Monro, Inc. Deferred Compensation Plan, dated January 1, 2005, and last amended and restated as of December 31, 2021. (May 2022 Form 10-K, Exhibit No. 10.03)*
10.04	Monro, Inc. Pension Plan, adopted December 21, 2022 and effective January 1, 2022 (2023 Form 10-K, Exhibit No. 10.04)*
10.05	Monro Muffler Brake, Inc. Profit Sharing Plan, adopted May 1, 1960, and last amended and restated as of December 8, 2014. (2015 Form 10-K, Exhibit No. 10.05)*
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

10.20	Guaranty, dated as of January 25, 2016, of Car-X, LLC and Monro Service Corporation. (December 2015 Form 10-Q, Exhibit No. 10.20)

Monro, Inc. 2025 Form 10-K	68

SUPPLEMENTAL INFORMATION

Exhibit No.	Document
10.21

Negative Pledge Agreement, dated as of January 25, 2016, by and among the Company, Monro Service Corporation, Car-X, LLC and Citizens Bank, N.A., as Administrative Agent for the lenders party to the Credit Agreement. (December 2015 Form 10-Q, Exhibit No. 10.21)**

10.22	Amended and Restated Credit Agreement, dated as of April 25, 2019. (April 2019 Form 8-K, Exhibit No. 10.22)**
10.22a	Amendment No.1 to Amended and Restated Credit Agreement, dated as of June 11, 2020. (June 2020 Form 8-K, Exhibit No. 10.22a)
10.22b	Amendment No.2 to Amended and Restated Credit Agreement, dated as of October 5, 2021. (October 2021 Form 8-K, Exhibit No. 10.22b)
10.22c	Amendment No. 3 to Amended and Restated Credit Agreement, dated as of November 10, 2022. (January 2023 Form 10-Q, Exhibit 10.22c)**
10.22d	Amendment No. 4 to Amended and Restated Credit Agreement, dated as of May 23, 2024. (June 2024 Form 10-Q, Exhibit No. 10.22d)**
10.22e	Amendment No. 5 to Amended and Restated Credit Agreement, dated as of May 23, 2025.**
10.67	Letter agreement, effective April 15, 2021, between the Company and Maureen Mulholland. (April 2021 Form 8-K, Exhibit No. 10.67)*
10.70	Supply Agreement, effective November 1, 2023, by and between the Company and VGP Holdings LLC. (December 2023 Form 10-Q, Exhibit 10.70)†**
10.74	Distribution and Fulfillment Agreement by and between Monro, Inc. and American Tire Distributors, Inc., dated June 17, 2022. (August 2022 Form 10-Q, Exhibit No. 10.74)**
10.74a	Amendment to the Distribution and Fulfillment Agreement by and between Monro, Inc. and American Tire Distributors, Inc., dated as of February 24, 2025.†
10.75	Amended and Restated Employment Agreement by and between the Company and Brian J. D’Ambrosia, dated October 26, 2023. (December 2023 Form 10-Q, Exhibit 10.75)*
10.76	Amended and Restated Employment Agreement by and between the Company and Michael T. Broderick, dated October 26, 2023. (December 2023 Form 10-Q, Exhibit 10.76)*
10.76a	Separation Agreement by and between the Company and Michael T. Broderick, dated March 27, 2025.*,**
10.77	Monro Muffler Brake, Inc. Management Incentive Compensation Plan, effective as of June 1, 2002. (2002 Form 10-K, Exhibit No. 10.77)*
10.78	Letter Agreement by and between the Company and AP Services, LLC, effective as of March 28, 2025.*,**
10.79	Consulting Agreement by and between the Company and AlixPartners, LLP, effective as of March 28, 2025.**
10.80	Office Lease Agreement, dated July 12, 2024, between ROC Office, LLC and Monro, Inc.
19.01	Insider Trading Policy.
21.01	Subsidiaries of the Company. (2024 Form 10-K, Exhibit No 21.01)
23.01	Consent of PricewaterhouseCoopers LLP.
24.01	Powers of Attorney.
31.1	Certification of Peter D. Fitzsimmons, President and Chief Executive Officer.
31.2	Certification of Brian J. D’Ambrosia, Executive Vice President – Finance and Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
97.01	Amended and Restated Clawback Policy. (2024 Form 10-K, Exhibit No 97.01)
101.INS	XBRL Instance Document
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.SCH	XBRL Taxonomy Extension Schema Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.

†

Certain portions of this exhibit have been omitted (indicated by asterisks) pursuant to Item 601(b) of Regulation S-K of the Securities Act of 1933, as amended, because such omitted information is (i) not material and (ii) would be competitively harmful if publicly disclosed.

Monro, Inc. 2025 Form 10-K	69

SUPPLEMENTAL INFORMATION

**

Schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K of the Securities Act of 1933, as amended. The Company will furnish a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

Item 16. Form 10-K Summary

None.

Monro, Inc. 2025 Form 10-K	70

SUPPLEMENTAL INFORMATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONRO, INC.

By:	/s/ Peter D. Fitzsimmons
Peter D. Fitzsimmons
Chief Executive Officer and President

Date: May 28, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Peter D. Fitzsimmons	President and Chief Executive Officer	May 28, 2025
Peter D. Fitzsimmons	(Principal Executive Officer)

/s/ Brian J. D’Ambrosia	Executive Vice President – Finance,	May 28, 2025
Brian J. D’Ambrosia	Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

/s/ Robert E. Mellor*	Chairman of the Board, Director	May 28, 2025
Robert E. Mellor

/s/ John L. Auerbach * John L. Auerbach	Director	May 28, 2025

/s/ Lindsay N. Hyde*	Director	May 28, 2025
Lindsay N. Hyde

/s/ Leah C. Johnson*	Director	May 28, 2025
Leah C. Johnson

/s/ Stephen C. McCluski*	Director	May 28, 2025
Stephen C. McCluski

/s/ Thomas B. Okray*	Director	May 28, 2025
Thomas B. Okray

/s/ Peter J. Solomon*	Director	May 28, 2025
Peter J. Solomon
/s/ Hope B. Woodhouse*	Director	May 28, 2025
Hope B. Woodhouse	* By: /s/ Peter D. Fitzsimmons
Peter D. Fitzsimmons, as Attorney-in-Fact

Monro, Inc. 2025 Form 10-K	71