Form 10-Q
period 2025-06-28
MONRO, INC.
filed 2025-07-30
CIK 876427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________________________________

FORM 10-Q

____________________________________________________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐  Yes     ☒  No

As of July 19, 2025, 29,978,942 shares of the registrant's common stock, $0.01 par value per share, were outstanding.

Monro, Inc. Q1 2026 Form 10-Q	2

CONSOLIDATED FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

(thousands, except footnotes) (unaudited)	June 28, 2025	March 29, 2025
Assets
Current assets
Cash and equivalents	$7,801	$20,762
Accounts receivable	12,010	11,752
Federal and state income taxes receivable	3,964	3,992
Inventory	171,885	181,467
Other current assets	59,142	59,426
Total current assets	254,802	277,399
Property and equipment, net	242,116	258,949
Finance lease and financing obligation assets, net	152,693	159,794
Operating lease assets, net	179,117	181,587
Goodwill	736,435	736,435
Intangible assets, net	9,710	10,390
Assets held for sale	13,043	—
Other non-current assets	17,144	17,269
Total assets	$1,605,060	$1,641,823
Liabilities and shareholders' equity
Current liabilities
Current portion of finance leases and financing obligations	$38,778	$39,739
Current portion of operating lease liabilities	40,483	40,061
Accounts payable	301,373	322,642
Accrued payroll, payroll taxes and other payroll benefits	14,385	23,599
Accrued insurance	57,325	52,822
Deferred revenue	14,406	14,696
Other current liabilities	39,213	30,731
Total current liabilities	505,963	524,290
Long-term debt	71,546	61,250
Long-term finance leases and financing obligations	210,115	220,783
Long-term operating lease liabilities	163,956	167,523
Long-term deferred income tax liabilities	34,878	37,111
Other long-term liabilities	13,711	10,105
Total liabilities	1,000,169	1,021,062
Commitments and contingencies - Note 9
Shareholders' equity:
Class C convertible preferred stock	29	29
Common stock	401	401
Treasury stock	(250,111)	(250,111)
Additional paid-in capital	259,655	258,804
Accumulated other comprehensive loss	(3,412)	(3,421)
Retained earnings	598,329	615,059
Total shareholders' equity	604,891	620,761
Total liabilities and shareholders' equity	$1,605,060	$1,641,823

Class C convertible preferred stock Authorized 150,000 shares, $1.50 par value, one preferred stock share to 61.275 common stock shares conversion value, 19,664 shares issued and outstanding as of June 28, 2025 and March 29, 2025

Common stock Authorized 65,000,000 shares, $0.01 par value; 40,083,630 shares issued as of June 28, 2025 and 40,067,600 shares issued as of March 29, 2025

Treasury stock 10,104,688 shares as of June 28, 2025 and March 29, 2025, at cost

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. Q1 2026 Form 10-Q	3

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income

	Three Months Ended
(thousands, except per share data) (unaudited)	June 28, 2025	June 29, 2024
Sales	$301,035	$293,182
Cost of sales, including occupancy costs	194,129	183,997
Gross profit	106,906	109,185
Operating, selling, general and administrative expenses	112,981	95,939
Operating (loss) income	(6,075)	13,246
Interest expense, net of interest income	4,784	5,144
Other income, net	(158)	(93)
(Loss) income before income taxes	(10,701)	8,195
(Benefit from) provision for income taxes	(2,651)	2,332
Net (loss) income	$(8,050)	$5,863
Other comprehensive income
Changes in pension, net of tax	9	34
Other comprehensive income	9	34
Comprehensive (loss) income	$(8,041)	$5,897
(Loss) earnings per share
Basic	$(0.28)	$0.19
Diluted	$(0.28)	$0.19
Weighted average common shares outstanding
Basic	29,967	29,916
Diluted	29,967	31,219

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. Q1 2026 Form 10-Q	4

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Changes in Shareholders’ Equity

	Class C							Accumulated
	Convertible						Additional	Other
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Comprehensive	Retained	Total
(thousands) (unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at March 30, 2024	20	$29	40,017	$400	10,105	$(250,115)	$254,484	$(3,451)	$655,428	$656,775
Net income									5,863	5,863
Other comprehensive income
Pension liability adjustment								34		34
Dividends declared
Preferred									(337)	(337)
Common									(8,377)	(8,377)
Dividend payable									(96)	(96)
Stock options and restricted stock			9			4	(109)			(105)
Stock-based compensation							664			664
Balance at June 29, 2024	20	$29	40,026	$400	10,105	$(250,111)	$255,039	$(3,417)	$652,481	$654,421

Balance at March 29, 2025	20	$29	40,068	$401	10,105	$(250,111)	$258,804	$(3,421)	$615,059	$620,761
Net loss									(8,050)	(8,050)
Other comprehensive income
Pension liability adjustment								9		9
Dividends declared
Preferred									(337)	(337)
Common									(8,391)	(8,391)
Dividend payable									48	48
Stock options and restricted stock			16				(133)			(133)
Stock-based compensation							984			984
Balance at June 28, 2025	20	$29	40,084	$401	10,105	$(250,111)	$259,655	$(3,412)	$598,329	$604,891

We declared $0.28 dividends per common share or equivalent for each of the three months ended June 28, 2025 and June 29, 2024.

See accompanying Notes to Consolidated Financial Statements

Monro, Inc. Q1 2026 Form 10-Q	5

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows

	Three Months Ended
(thousands) (unaudited)	June 28, 2025	June 29, 2024
Operating activities
Net (loss) income	$(8,050)	$5,863
Adjustments to reconcile net (loss) income to cash (used for) provided by operating activities:
Depreciation and amortization	15,591	17,742
Share-based compensation expense	984	664
Loss on disposal of assets	1,476	319
Impairment of long-lived assets	—	520
Deferred income tax expense	(2,651)	1,621
Change in operating assets and liabilities
Accounts receivable	(258)	(316)
Inventory	7,420	(8,083)
Other current assets	(3,190)	(8,344)
Other non-current assets	9,654	10,053
Accounts payable	(21,269)	26,963
Accrued expenses	4,339	(12,166)
Other long-term liabilities	(5,985)	(9,198)
Cash (used for) provided by operating activities	(1,939)	25,638
Investing activities
Capital expenditures	(7,400)	(8,882)
Deferred proceeds received from divestiture	3,474	4,369
Proceeds from the disposal of assets	1,560	281
Cash used for investing activities	(2,366)	(4,232)
Financing activities
Proceeds from borrowings on long-term debt, net principal payments	10,296	10,000
Principal payments on finance leases and financing obligations	(9,760)	(9,918)
Dividends paid	(8,728)	(8,714)
Deferred financing costs	(464)	(670)
Cash used for financing activities	(8,656)	(9,302)
(Decrease) increase in cash and equivalents	(12,961)	12,104
Cash and equivalents at beginning of period	20,762	6,561
Cash and equivalents at end of period	$7,801	$18,665
Supplemental information
Leased assets (reduced) obtained in exchange for (reduced) new finance lease liabilities	$(471)	$9,382
Leased assets obtained in exchange for new operating lease liabilities	$6,341	$7,520

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. Q1 2026 Form 10-Q	6

Monro, Inc. Q1 2026 Form 10-Q	7

CONSOLIDATED FINANCIAL STATEMENTS
#x200eNOTES

Note 1 – Description of Business and Basis of Presentation

Description of business

Monro, Inc. and its direct and indirect subsidiaries (together, “Monro”, the “Company”, “we”, “us”, or “our”), are engaged principally in providing automotive undercar repair and tire replacement sales and tire related services in the United States. Monro had 1,115 Company-operated retail stores located in 32 states and 47 Car-X franchised locations as of June 28, 2025.

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements. While these statements reflect all adjustments (consisting of items of a normal recurring nature) that are, in the opinion of management, necessary for a fair statement of the results of the interim period, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statement presentation. The consolidated financial statements should be read in conjunction with the financial statement disclosures in our Form 10-K for the fiscal year ended March 29, 2025.

We use the same significant accounting policies in preparing quarterly and annual financial statements. For a description of our significant accounting policies followed in the preparation of the financial statements, see Note 1 of our Form 10-K for the fiscal year ended March 29, 2025.

Due to the seasonal nature of our business, quarterly operating results and cash flows are not necessarily indicative of the results that may be expected for other interim periods or the full year.

Fiscal year

We operate on a 52/53 week fiscal year ending on the last Saturday in March. Fiscal years 2026 and 2025 each cover 52 weeks. Unless specifically indicated otherwise, any references to “2026” or “fiscal 2026” and “2025” or “fiscal 2025” relate to the years ending March 28, 2026 and March 29, 2025, respectively.

Recent accounting pronouncements

In December 2023, the FASB issued new accounting guidance ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires income tax disclosure updates, primarily by requiring specific categories and greater disaggregation within the rate reconciliation and disaggregation of income taxes paid by jurisdiction. This guidance is effective for fiscal years beginning after December 15, 2024. We are required to adopt these disclosures for our annual reporting period ending March 28, 2026, and believe that the adoption will result in additional disclosures with no material impact to our consolidated financial statements.

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

Monro, Inc. Q1 2026 Form 10-Q	8

CONSOLIDATED FINANCIAL STATEMENTS
#x200eNOTES

Supplemental information

Property and equipment, net: Property and equipment balances are shown on the Consolidated Balance Sheets net of accumulated depreciation of $417.7 million and $434.3 million as of June 28, 2025 and March 29, 2025, respectively.

Store Closings

On May 23, 2025, following an evaluation of market segmentation and demographic data specific to geographic areas where our stores are located, our Board of Directors approved a plan to close 145 underperforming stores that we identified to have failed to maintain an acceptable level of profitability (the “Store Closure Plan”). These stores were closed during the first quarter of fiscal 2026. As a result of the store closures, we recorded $14.8 million in net store closing costs during the three months ended June 28, 2025. These costs are included in operating, selling, general and administrative expenses and represent expected costs to be incurred related to the vacating of stores, utilities, real estate taxes, maintenance, other on-going costs related to the properties, and the disposal of inventory and other store assets, net of gains on early lease terminations and sales of owned locations. As of June 28, 2025, the Company has a remaining liability of $10.4 million, representing such costs to be settled in future periods, with $6.5 million and $3.9 million included within Other current liabilities and Other long-term liabilities in our Consolidated Balance Sheets, respectively. We expect these costs to be settled within the next one to five years.

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

We completed the closure of 145 underperforming stores under the Store Closure Plan during the first quarter of fiscal 2026. We determined that $13.0 million of building, land and certain equipment met the criteria to be classified as held for sale as of June 28, 2025.

Note 2 – Divestiture

On June 17, 2022, we completed the divestiture of assets relating to our wholesale tire operations (seven locations) and internal tire distribution operations to American Tire Distributors, Inc. (“ATD”). We received $62 million from ATD at the closing of the transaction, of which $5 million was held in escrow and subsequently paid in December 2023. The remaining $40 million (“Earnout”) of the total consideration of $102 million was paid quarterly over the past three years, based on our tire purchases from or through ATD pursuant to a distribution and fulfillment agreement with ATD. All amounts were fully collected as of June 28, 2025.

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

Monro, Inc. Q1 2026 Form 10-Q	9

CONSOLIDATED FINANCIAL STATEMENTS
#x200eNOTES

Note 3 – (Loss) Earnings per Common Share

Basic (loss) earnings per common share amounts are calculated by dividing income available to common shareholders, after deducting preferred stock dividends, by the weighted average number of shares of common stock outstanding. Diluted (loss) earnings per common share amounts are calculated by dividing net income by the weighted average number of shares of common stock outstanding adjusted to give effect to potentially dilutive securities.

(Loss) Earnings per Common Share	Three Months Ended
(thousands, except per share data)	June 28, 2025	June 29, 2024
Numerator for (loss) earnings per common share calculation:
Net (loss) income	$(8,050)	$5,863
Less: Preferred stock dividends	(337)	(337)
(Loss) income available to common shareholders	$(8,387)	$5,526
Denominator for (loss) earnings per common share calculation:
Weighted average common shares - basic	29,967	29,916
Effect of dilutive securities:
Preferred stock	—	1,205
Stock options	—	—
Restricted stock	—	98
Weighted average common shares - diluted	29,967	31,219

Basic (loss) earnings per common share	$(0.28)	$0.19
Diluted (loss) earnings per common share	$(0.28)	$0.19

Diluted (loss) earnings per share includes the potential dilutive effect of common stock equivalents as if such securities were converted or exercised during the period when the effect is dilutive. Because the impact of these items is generally anti-dilutive during periods of net loss, there is no difference between basic and diluted loss per common share for periods with net losses.

Weighted average common share equivalents that have an anti-dilutive impact are excluded from the computation of diluted (loss) earnings per common share.

Note 4 – Income Taxes

For the three months ended June 28, 2025, our effective income tax rate was 24.8 percent, compared to 28.5 percent for the three months ended June 29, 2024. The difference from the statutory rate is primarily due to state taxes and the discrete tax impact related to share-based awards.

On July 4, 2025, President Donald J. Trump signed into law the “H.R.1: One Big Beautiful Bill Act” (OBBBA). The OBBBA contains a broad range of tax reform provisions with various effective dates affecting business taxpayers, and we continue to assess its impact. We currently do not expect the OBBBA to have a material impact on our consolidated financial statements.

Note 5 – Fair Value

Long-term debt had a carrying amount that approximates a fair value of $71.5 million as of June 28, 2025, as compared to a carrying amount and a fair value of $61.3 million as of March 29, 2025. The carrying value of our debt approximated its fair value due to the variable interest nature of the debt.

Note 6 – Cash Dividend

We paid dividends of $8.7 million during the three months ended June 28, 2025. The declaration of future dividends will be at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, compliance with charter and contractual restrictions, and such other factors as the Board of Directors deems relevant. Our Credit Facility contains covenants that may limit, subject to certain exemptions, our ability to declare dividends and other distributions. For additional information regarding our Credit Facility, see Note 8.

Monro, Inc. Q1 2026 Form 10-Q	10

CONSOLIDATED FINANCIAL STATEMENTS
#x200eNOTES

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

Revenues	Three Months Ended
(thousands)	June 28, 2025	June 29, 2024
Tires (a)	$138,396	$135,413
Maintenance	82,928	83,060
Brakes	44,469	41,237
Steering	26,741	24,859
Batteries	4,206	3,802
Exhaust	3,906	4,387
Franchise royalties	389	424
Total	$301,035	$293,182

(a) Includes the sale of tire road hazard warranty agreements and tire delivery commissions.

Revenue from the sale of tire road hazard warranty agreements is initially deferred and is recognized over the contract period as costs are expected to be incurred in performing such services, typically 21 to 36 months. The deferred revenue balances at June 28, 2025 and March 29, 2025 were $20.6 million and $21.0 million, respectively, of which $14.4 million and $14.7 million, respectively, are reported in Deferred revenue and $6.2 million and $6.3 million, respectively, are reported in Other long-term liabilities in our Consolidated Balance Sheets.

Changes in Deferred Revenue
(thousands)
Balance at March 29, 2025	$21,048
Deferral of revenue	4,848
Recognition of revenue	(5,334)
Balance at June 28, 2025	$20,562

As of June 28, 2025, we expect to recognize $11.9 million of deferred revenue related to road hazard warranty agreements in the remainder of fiscal 2026, $6.9 million of deferred revenue during our fiscal year ending March 27, 2027, and $1.8 million of deferred revenue thereafter.

Under various arrangements, we receive from certain tire vendors a delivery commission and reimbursement for the cost of the tire that we may deliver to customers on behalf of the tire vendor. The commission we earn from these transactions is as an agent and the net amount retained is recorded as sales.

Monro, Inc. Q1 2026 Form 10-Q	11

CONSOLIDATED FINANCIAL STATEMENTS
#x200eNOTES

Note 8 – Long-term Debt

Credit Facility

In April 2019, we entered into a five-year $600 million revolving credit facility agreement with eight banks (the “Credit Facility”) that includes an accordion feature permitting us to request an increase in availability of up to an additional $250 million. In November 2022, we entered into a Third Amendment to the Credit Facility (the “Third Amendment”). The Third Amendment, among other things, extended the term of the Credit Facility to November 10, 2027, and amended certain of the financial terms in the Credit Facility. The Third Amendment amended the interest rate charged on borrowings to be based on 0.10 percent over the Secured Overnight Financing Rate (“SOFR”), replacing the previously used LIBOR. In addition, one additional bank was added to the bank syndicate for a total of nine banks now within the syndicate. Under the Third Amendment, we were required to maintain an interest coverage ratio, as defined in the Credit Facility, of at least 1.55 to 1. In addition, our ratio of adjusted debt to EBITDAR, as defined in the Credit Facility, cannot exceed 4.75 to 1, subject to certain exceptions under the Credit Facility. These terms are modified during the “Extended Covenant Relief Period,” described below.

On May 23, 2024, we entered into a Fourth Amendment to the Credit Facility (the “Fourth Amendment”). Among other changes, the Fourth Amendment modified the definition of “EBITDAR” to permit add-backs relating to expenses, and restrict add-backs related to gains, associated with store closures of (a) all non-cash items and (b) cash items up to 20% of EBITDA from the first quarter of fiscal 2025 through the fourth quarter of fiscal 2026 and up to 15% of EBITDA from the first quarter of fiscal 2027 and thereafter.

See Note 6 of our Form 10-K for the fiscal year ended March 29, 2025 for additional information.

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

We were in compliance with all debt covenants at June 28, 2025.

Within the Credit Facility, we have a sub-facility of $80 million available for the purpose of issuing standby letters of credit. The sub-facility requires fees aggregating 87.5 to 212.5 basis points annually of the face amount of each standby letter of credit, payable quarterly in arrears. There was a $30.1 million outstanding letter of credit at June 28, 2025.

Monro, Inc. Q1 2026 Form 10-Q	12

CONSOLIDATED FINANCIAL STATEMENTS
#x200eNOTES

There was $71.5 million outstanding and $398.4 million available under the Credit Facility at June 28, 2025, subject to compliance with our covenants.

Note 9 – Commitments and Contingencies

Commitments

Commitments Due by Period		Within	Within 2 to	Within 4 to	After
(thousands)	Total	1 Year	3 Years	5 Years	5 Years
Principal payments on long-term debt	$71,546	—	$71,546	—	—
Finance lease commitments/financing obligations (a)	300,668	$48,752	88,548	$63,353	$100,015
Operating lease commitments (a)	238,009	48,120	80,856	49,634	59,399
Total	$610,223	$96,872	$240,950	$112,987	$159,414

(a)Finance and operating lease commitments represent future undiscounted lease payments and include $53.3 million and $32.4 million, respectively, related to options to extend lease terms that are reasonably certain of being exercised.

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

Our outstanding supplier obligations eligible for advance payment under the program totaled $231.7 million, $245.5 million, and $195.6 million as of June 28, 2025, March 29, 2025, and June 29, 2024, respectively, and are included within Accounts Payable on our Consolidated Balance Sheets. Our outstanding supplier obligations do not represent actual receivables sold by our suppliers to the financial institutions, which may be lower.

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

Monro, Inc. Q1 2026 Form 10-Q	13

CONSOLIDATED FINANCIAL STATEMENTS
#x200eNOTES

At the end of the sunset period, all shares of Class C Preferred Stock remaining outstanding will be automatically converted into shares of common stock at the adjusted conversion rate. In addition, the liquidation preference for the Class C Preferred Stock was amended to provide that, upon a liquidation event, each holder of Class C Preferred Stock would be entitled to receive, for each share of Class C Preferred Stock held by the holder upon a liquidation, dissolution, or winding up of the affairs of the Company, an amount equal to the greater of $1.50 per share and the amount the holder would have received had each share of Class C Preferred Stock been converted to shares of common stock immediately prior to the liquidation, dissolution, or winding up. There was no Class C Preferred Stock converted during the quarter ended June 28, 2025 or fiscal 2025. The Reclassification Agreement also provides that, during the sunset period, the Class C Holders will have the right to appoint one member of the Board of Directors. This designee is expected to be Peter J. Solomon, who is one of the Company’s current directors and one of the Class C Holders.

We have determined the amendments to the Class C Preferred Stock, because of the Reclassification Agreement, should be accounted for as a modification.

Note 12 – Segment Reporting

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

Segment Reporting
(thousands)	June 28, 2025	June 29, 2024
Sales	$301,035	$293,182
Less:
Cost of sales, including occupancy costs	181,090	169,202
Operating, selling, general and administrative expenses	110,429	92,992
Depreciation and amortization expense	15,591	17,742
Interest expense, net	4,784	5,144
Other segment items (a)	(158)	(93)
(Benefit from) provision for income taxes	(2,651)	2,332
Net (loss) income	$(8,050)	$5,863

(a) Other segment items consist of other income, net, included in the accompanying Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income

As of June 28, 2025 and June 29, 2024, assets held in the U.S. accounted for 100% of total assets.

There were no major customers individually accounting for 10% or more of consolidated net revenues.

Note 13 – Related Parties and Transactions

The Board of Directors of the Company appointed Peter D. Fitzsimmons to serve as the President and Chief Executive Officer as of March 28, 2025. Mr. Fitzsimmons has served as a partner and managing director of AlixPartners, LLP (“AlixPartners”). In connection with Mr. Fitzsimmons’ appointment, the Company entered into a consulting agreement with AP Services, LLC (“APS”), an affiliate of AlixPartners, pursuant to which APS will provide for Mr. Fitzsimmons to serve as the Company’s Chief Executive Officer and for the additional resources of APS personnel as required.

On March 28, 2025, the Company also entered into a consulting agreement with AlixPartners pursuant to which AlixPartners will assess the Company’s operations to develop a plan to improve the Company’s financial performance. On May 30, 2025, the Company amended its consulting agreement with AlixPartners, pursuant to which AlixPartners will provide services to implement the plan developed from its detailed assessment of the Company (the “Operational Improvement Plan”). Such services include the previously disclosed Store Closure Plan, improving customer experience and the Company’s selling effectiveness, driving profitable customer acquisition and activation, and increasing merchandising productivity, including mitigating tariff risk.

The Company incurred total expenses related to AlixPartners and APS of $5.4 million during the three months ended June 28, 2025, of which $3.2 million is within Other current liabilities in our Consolidated Balance Sheets at June 28, 2025.

Monro, Inc. Q1 2026 Form 10-Q	14

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

On May 23, 2025, we entered into an amendment (the “Fifth Amendment”) to our Credit Facility, which, among other things, amends the terms of certain of the financial and restrictive covenants in the credit agreement to provide us with additional flexibility to operate our business from the first quarter of fiscal 2026 through the first quarter of fiscal 2027. See additional discussion related to the Fifth Amendment in Note 8 to our consolidated financial statements.

On May 23, 2025, following an evaluation of market segmentation and demographic data specific to geographic areas where our stores are located, our Board of Directors approved a plan to close 145 underperforming stores that we identified to have failed to maintain an acceptable level of profitability (the “Store Closure Plan”). These stores were closed during the first quarter of fiscal 2026. As a result of the store closures, we recorded net store closing costs of $14.8 million during the three months ended June 28, 2025. See additional discussion related to the Store Closure Plan in Note 1 to our consolidated financial statements.

On May 30, 2025, the Company amended its consulting agreement with AlixPartners, LLP (“AlixPartners”), pursuant to which AlixPartners will provide services to implement the plan developed from its detailed assessment of the Company (the “Operational Improvement Plan”). Such services include the previously disclosed Store Closure Plan, improving customer experience and the Company’s selling effectiveness, driving profitable customer acquisition and activation, and increasing merchandising productivity, including mitigating tariff risk. See additional discussion in Note 13 to our consolidated financial statements.

Financial Summary

First quarter 2026 included the following notable items:

•Diluted loss per common share was $0.28.

•Adjusted diluted earnings per common share (“EPS”), a non-GAAP measure, was $0.22.

•Sales increased 2.7 percent, due to higher overall comparable store sales partially offset by closed stores.

•Comparable store sales increased 5.7 percent from the prior year period.

•Operating loss was $6.1 million.

•Adjusted operating income, a non-GAAP measure, was $14.0 million.

•Net loss was $8.1 million.

•Adjusted net income, a non-GAAP measure, was $7.0 million.

Earnings Per Common Share	Three Months Ended
	June 28, 2025	June 29, 2024	Change
Diluted (loss) earnings per common share	$(0.28)	$0.19	(247.4)%
Adjustments	0.50	0.03
Adjusted diluted earnings per common share	$0.22	$0.22	(0.0)%

Adjusted operating income, adjusted net income and adjusted diluted EPS, each of which is a measure not derived in accordance with GAAP, exclude the impact of certain items. Management believes that adjusted operating income, adjusted net income and adjusted diluted EPS are useful in providing period-to-period comparisons of the results of our operations by excluding certain items that are not part of our core operations, such as store closing costs, consulting costs related to the Company’s Operational Improvement Plan, transition costs related to back-office optimization, store impairment charges, corporate headquarters relocation costs and write-off of debt issuance costs. Reconciliations of these non-GAAP financial measures to GAAP measures are provided beginning on page 18 under “Non-GAAP Financial Measures.”

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

Monro, Inc. Q1 2026 Form 10-Q	15

MANAGEMENT’S DISCUSSION AND ANALYSIS

Analysis of Results of Operations

Summary of Operating (Loss) Income	Three Months Ended
(thousands)	June 28, 2025	June 29, 2024	Change
Sales	$301,035	$293,182	2.7%
Cost of sales, including occupancy costs	194,129	183,997	5.5
Gross profit	106,906	109,185	(2.1)
Operating, selling, general and administrative expenses	112,981	95,939	17.8
Operating (loss) income	$(6,075)	$13,246	(145.9)%

Sales

Sales include automotive undercar repair, tire replacement and tire related service sales, net of discounts, returns, and revenue from the sale of warranty agreements and commissions earned from the delivery of tires. See Note 7 to our consolidated financial statements for further information. We use comparable store sales to evaluate the performance of our existing stores by measuring the change in sales for a period over the comparable, prior-year period. There were 90 selling days in each of the three months ended June 28, 2025 and June 29, 2024.

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

Sales	Three Months Ended
(thousands)	June 28, 2025	June 29, 2024
Sales	$301,035	$293,182
Dollar change compared to prior year	$7,853
Percentage change compared to prior year	2.7%

The sales increase was due to an increase in comparable store sales partially offset by a decrease in sales from closed stores. The following table shows the primary drivers of the change in sales for the three months ended June 28, 2025, as compared to the same period ended June 29, 2024.

Sales Percentage Change	Three Months Ended
June 28, 2025
Sales change	2.7%
Primary drivers of change in sales
Comparable store sales	5.7%
Closed store sales	(3.0)%

During the three months ended June 28, 2025, comparable store sales increased across our product categories with significant growth in our front end/shocks category, as well as our batteries and brakes categories, each of which experienced significant declines during the three months ended June 29, 2024. The following table shows the primary drivers of the comparable store product category sales change for the three months ended June 28, 2025, as compared to the same period ended June 29, 2024

Comparable Store Product Category Sales Change	Three Months Ended
	June 28, 2025	June 29, 2024
Front end/shocks	26%	(15)%
Batteries	9%	(6)%
Brakes	9%	(13)%
Tires	4%	(8)%
Maintenance service	4%	(10)%
Alignment	0%	(9)%

Monro, Inc. Q1 2026 Form 10-Q	16

MANAGEMENT’S DISCUSSION AND ANALYSIS

Sales by Product Category	Three Months Ended
	June 28, 2025	June 29, 2024
Tires	46%	46%
Maintenance service	28	28
Brakes	15	14
Steering (a)	9	9
Batteries	1	1
Other	1	2
Total	100%	100%

(a)Steering product category includes front end/shocks and alignment product category sales.

Change in Number of Company-Operated Retail Stores	Three Months Ended
	June 28, 2025	June 29, 2024
Beginning store count	1,260	1,288
Closed (a)	(145)	(4)
Ending store count	1,115	1,284

(a)All 145 stores were closed in the first quarter of fiscal 2026 as a result of the Store Closure Plan.

Cost of Sales and Gross Profit

Gross Profit	Three Months Ended
(thousands)	June 28, 2025	June 29, 2024
Gross profit	$106,906	$109,185
Percentage of sales	35.5%	37.2%
Dollar change compared to prior year	$(2,279)
Percentage change compared to prior year	(2.1)%

Gross profit, as a percentage of sales, decreased 170 basis points (“bps”) for the three months ended June 28, 2025, as compared to the prior year comparable period. Technician labor costs increased, as a percentage of sales, due primarily to wage inflation. Material costs increased, as a percentage of sales, due primarily to mix within tires and increased levels of self-funded promotions. Partially offsetting these increases was a decrease in occupancy costs, as we gained leverage on these largely fixed costs with higher comparable store sales.

Gross Profit as a Percentage of Sales Change	Three Months Ended
	June 28, 2025
Gross profit change	(170)	bps
Primary drivers of change in gross profit as a percentage of sales
Technician labor costs	(170)	bps
Material costs	(120)	bps
Occupancy costs	120	bps

OSG&A Expenses

OSG&A Expenses	Three Months Ended
(thousands)	June 28, 2025	June 29, 2024
OSG&A Expenses	$112,981	$95,939
Percentage of sales	37.5%	32.7%
Dollar change compared to prior year	$17,042
Percentage change compared to prior year	17.8%

The increase of $17.0 million in operating, selling, general and administrative (“OSG&A”) expenses for the three months ended June 28, 2025, from the comparable prior year period is primarily due to store closure costs and consulting costs related to the Operational Improvement Plan. The following table shows the impact of these costs on the change in OSG&A expenses for the three months ended June 28, 2025, as compared to the same periods ended June 29, 2024.

Monro, Inc. Q1 2026 Form 10-Q	17

MANAGEMENT’S DISCUSSION AND ANALYSIS

OSG&A Expenses Change	Three Months Ended
(thousands)	June 28, 2025
OSG&A expenses change	$17,042
Drivers of change in OSG&A expenses
Increase in store closing costs, net	$14,635
Increase in consulting costs related to the Operational Improvement Plan	$4,722
Increase from comparable stores	$1,873
Decrease from transition costs related to back-office optimization	$(26)
Decrease from corporate headquarters relocation costs	$(125)
Decrease in store impairment charges	$(520)
Decrease from closed stores	$(3,517)

Other Performance Factors

Net Interest Expense

Net interest expense of $4.8 million for the three months ended June 28, 2025 decreased $0.4 million as compared to the prior year period, and decreased as a percentage of sales from 1.8 percent to 1.6 percent. Weighted average debt outstanding for the three months ended June 28, 2025 decreased by approximately $62.0 million as compared to the three months ended June 29, 2024. This decrease is primarily related to lower debt outstanding under the Credit Facility as well as lower finance lease debt related to our stores. The weighted average interest rate increased approximately 30 basis points as compared to the same period of the prior year.

Provision for Income Taxes

Our effective income tax rate for the three months ended June 28, 2025 was 24.8 percent, compared with 28.5 percent in the comparable prior-year period. The year-over-year difference in effective tax rate is primarily related to the discrete tax impact related to share-based awards and other adjustments, none of which are significant.

Non-GAAP Financial Measures

In addition to reporting operating (loss) income, net (loss) income and diluted (loss) earnings per common share, which are GAAP measures, this Form 10-Q includes adjusted operating income, adjusted net income and adjusted diluted EPS, which are non-GAAP financial measures. We have included reconciliations to adjusted operating income, adjusted net income and adjusted diluted EPS from our most directly comparable GAAP measures, operating (loss) income, net (loss) income, and diluted (loss) earnings per common share, below. Management views these non-GAAP financial measures as indicators to better assess comparability between periods because management believes these non-GAAP financial measures reflect our core business operations while excluding certain items that are not part of our core operations, such as store closing costs, consulting costs related to the Operational Improvement Plan, transition costs related to back-office optimization, store impairment charges, corporate headquarters relocation costs and write-off of debt issuance costs.

These non-GAAP financial measures are not intended to represent, and should not be considered more meaningful than, or as an alternative to, their most directly comparable GAAP measures. These non-GAAP financial measures may be different from similarly titled non-GAAP financial measures used by other companies.

Adjusted operating income is summarized as follows:

Reconciliation of Adjusted Operating Income	Three Months Ended
(thousands)	June 28, 2025	June 29, 2024
Operating (loss) income	$(6,075)	$13,246
Store closing costs, net (a)	14,816	181
Consulting costs related to the Operational Improvement Plan	4,722	—
Transition costs related to back-office optimization	571	597
Store impairment charges	—	520
Corporate headquarters relocation costs	—	125
Adjusted operating income	$14,034	$14,669

(a) Amount for the three months ended June 28, 2025 includes closing costs and asset write-offs related to the closure of 145 underperforming stores, in accordance with the Store Closure Plan, net of related gains on the sale of owned locations and early lease terminations.

Monro, Inc. Q1 2026 Form 10-Q	18

MANAGEMENT’S DISCUSSION AND ANALYSIS

Adjusted net income is summarized as follows:

Reconciliation of Adjusted Net Income	Three Months Ended
(thousands)	June 28, 2025	June 29, 2024
Net (loss) income	$(8,050)	$5,863
Store closing costs, net (a)	14,816	181
Consulting costs related to the Operational Improvement Plan	4,722	—
Transition costs related to back-office optimization	571	597
Write-off of debt issuance costs	263	—
Store impairment charges	—	520
Corporate headquarters relocation costs	—	125
Provision for income taxes on pre-tax adjustments	(5,297)	(387)
Adjusted net income	$7,025	$6,899

(a) Amount for the three months ended June 28, 2025 includes closing costs and asset write-offs related to the closure of 145 underperforming stores, in accordance with the Store Closure Plan, net of related gains on the sale of owned locations and early lease terminations.

Adjusted diluted EPS is summarized as follows:

Reconciliation of Adjusted Diluted EPS	Three Months Ended
	June 28, 2025	June 29, 2024
Diluted (loss) earnings per share	$(0.28)	$0.19
Store closing costs, net (a)	0.37	0.00
Consulting costs related to the Operational Improvement Plan	0.12	—
Transition costs related to back-office optimization	0.01	0.01
Write-off of debt issuance costs	0.01	—
Store impairment charges	—	0.01
Corporate headquarters relocation costs (a)	—	0.00
Adjusted diluted EPS	$0.22	$0.22

(a) Amounts, in the periods presented, may be too minor in amount, net of the impact from income taxes, to have an impact on the calculation of adjusted diluted EPS.

Note: The calculation of the impact of non-GAAP adjustments on diluted EPS is performed on each line independently. The table may not add down +/- $0.01 due to rounding.

The other adjustments to diluted EPS reflect estimated annual effective income tax rates of 26.0 percent and 27.2 percent for the three months ended June 28, 2025 and June 29, 2024, respectively. This represents the tax effect of non-GAAP adjustments calculated at an estimated blended statutory tax rate. See adjustments from the Reconciliation of Adjusted Net Income table above for pre-tax amounts.

Analysis of Financial Condition

Liquidity and Capital Resources

Capital Allocation

We expect to continue to generate positive operating cash flow as we have done in each of the last three fiscal years. We believe the cash we generate from our operations will allow us to continue to support business operations, pay down debt, and return cash to our shareholders through our dividend program.

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

Future Cash Requirements

We currently expect our capital expenditures to support our projects, including upgrading our facilities and systems, to be $25 million to $35 million in the aggregate in fiscal 2026. Additionally, we have contractual finance lease and operating lease commitments with landlords through October 2040 for $453.0 million in lease payments, of which $96.1 million is due within one year. For details regarding these lease commitments, see Note 9 to our consolidated financial statements.

As of June 28, 2025 we had $71.5 million outstanding under the Credit Facility, none of which is due in the succeeding 12 months. For details regarding our indebtedness that is due, see Note 8 to our consolidated financial statements.

Monro, Inc. Q1 2026 Form 10-Q	19

MANAGEMENT’S DISCUSSION AND ANALYSIS

Dividends

We declared and paid dividends of $0.28 per share totaling $8.7 million for each of the three months ended June 28, 2025 and June 29, 2024.

Working Capital Management

As of June 28, 2025, we had a working capital deficit of $251.2 million, an increase of $4.3 million from a deficit of $246.9 million as of March 29, 2025. The overall working capital deficit is a result of extended payment terms negotiated with certain suppliers. As part of our working capital management, we facilitate a voluntary supply chain finance program to provide our suppliers with the opportunity to sell receivables due from Monro to a participating financial institution subject to the independent discretion of both the supplier and participating financial institution. For details regarding our supply chain finance program, see Note 10 to our consolidated financial statements.

Sources and Conditions of Liquidity

Our sources to fund our material cash requirements are predominantly cash from operations, availability under our Credit Facility, and cash and equivalents on hand.

As of June 28, 2025, we had $7.8 million of cash and equivalents. In addition, we had $398.4 million available under the Credit Facility as of June 28, 2025, subject to compliance with our covenants.

We believe that our current sources of funds will provide us with adequate liquidity during the 12-month period following June 28, 2025, as well as in the long-term.

Summary of Cash Flows

The following table presents a summary of our cash flows from operating, investing, and financing activities.

Summary of Cash Flows	Three Months Ended
(thousands)	June 28, 2025	June 29, 2024
Cash (used for) provided by operating activities	$(1,939)	$25,638
Cash used for investing activities	(2,366)	(4,232)
Cash used for financing activities	(8,656)	(9,302)
(Decrease) increase in cash and equivalents	(12,961)	12,104
Cash and equivalents at beginning of period	20,762	6,561
Cash and equivalents at end of period	$7,801	$18,665

Cash (used for) provided by operating activities

For the three months ended June 28, 2025, cash used for operating activities was $1.9 million, which consisted of a net loss of $8.1 million and a change in operating assets and liabilities of $9.2 million, partially offset by non-cash adjustments of $15.4 million. The change in operating assets and liabilities was driven by timing of payments that caused accounts payable to be a use of cash of $21.3 million. This was partially offset by our inventory being a source of cash of $7.4 million and accrued expenses being a source of cash of $4.3 million. The non-cash charges were driven by $15.6 million of depreciation and amortization, $1.5 million in loss on disposal of assets and $1.0 million in share-based compensation expense, offset by $2.7 million in deferred income tax expense.

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

Monro, Inc. Q1 2026 Form 10-Q	20

MANAGEMENT’S DISCUSSION AND ANALYSIS

Cash used for investing activities

For the three months ended June 28, 2025, cash used for investing activities was $2.4 million. This was primarily due to cash used for capital expenditures, including property and equipment, of $7.4 million, partially offset by subsequent proceeds from the sale of our wholesale tire locations and distribution assets and proceeds from the disposal of property and equipment of $3.5 million and $1.6 million, respectively.

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

Cash used for financing activities

For the three months ended June 28, 2025, cash used for financing activities was $8.7 million. This was primarily due to payment of finance lease principal and dividends of $9.8 million and $8.7 million, respectively, as well as deferred financing costs of $0.5 million. These were offset by amounts borrowed on our Credit Facility, net of payments made during the period, of $10.3 million.

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

For a description of our critical accounting estimates, refer to Part II, Item 7., “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended March 29, 2025. There have been no material changes to our critical accounting estimates since our Form 10-K for the year ended March 29, 2025.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 1 to our consolidated financial statements for a discussion of the impact of recently issued accounting standards on our consolidated financial statements as of June 28, 2025 and the expected impact on the consolidated financial statements for future periods.

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

•advances in automotive technologies including adoption of electronic vehicle technology;

•our dependence on third-party vendors for certain inventory;

Monro, Inc. Q1 2026 Form 10-Q	21

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Any of these factors, as well as such other factors as discussed in Part I, Item 1A., “Risk Factors” of our Form 10-K for the fiscal year ended March 29, 2025 as well as in our periodic filings with the SEC, could cause our actual results to differ materially from our anticipated results. The information provided in this report is based upon the facts and circumstances known as of the date of this report, and any forward-looking statements made by us in this report speak only as of the date on which they are made. Except as required by law, we undertake no obligation to update these forward-looking statements after the date of this Form 10-Q to reflect events or circumstances after such date, or to reflect the occurrence of unanticipated events.

Monro, Inc. Q1 2026 Form 10-Q	22

DISCLOSURES ABOUT MARKET RISK & CONTROLS AND PROCEDURES

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from potential changes in interest rates. As of June 28, 2025, excluding finance leases and financing obligations, we had no debt financing at fixed interest rates, for which the fair value would be affected by changes in market interest rates. Our cash flow exposure on floating rate debt would result in annual interest expense fluctuations of approximately $0.7 million based upon our debt position at June 28, 2025 and approximately $0.6 million based upon our debt position at March 29, 2025, given a change in SOFR of 100 basis points.

Debt financing had a carrying amount that approximates a fair value of $71.5 million as of June 28, 2025, as compared to a carrying amount and a fair value of $61.3 million as of March 29, 2025.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 28, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Monro, Inc. Q1 2026 Form 10-Q	23

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

Monro, Inc. Q1 2026 Form 10-Q	24

EXHIBITS

Item 6. Exhibits

Exhibit Index
10.22e – Amendment No. 5 to Amended and Restated Credit Agreement, dated as of May 23, 2025. (2025 Form 10-K, Exhibit No. 10.22e)**
10.79a – Amendment No. 1 to Agreement by and between the Company and AlixPartners, LLP, effective as of May 30, 2025.†**
31.1 – Certification of Peter D. Fitzsimmons pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
31.2 – Certification of Brian J. D’Ambrosia pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
32.1 – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002
101.INS – XBRL Instance Document
101.LAB – XBRL Taxonomy Extension Label Linkbase
101.PRE – XBRL Taxonomy Extension Presentation Linkbase
101.SCH – XBRL Taxonomy Extension Schema Linkbase
101.DEF – XBRL Taxonomy Extension Definition Linkbase
101.CAL – XBRL Taxonomy Extension Calculation Linkbase
104 – Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

†Certain portions of this exhibit have been omitted (indicated by asterisks) pursuant to Item 601(b) of Regulation S-K of the Securities Act of 1933, as amended, because such omitted information is (i) not material and (ii) the type of information that the Company treats as private or confidential.

** Schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K of the Securities Act of 1933, as amended. The Company will furnish a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

Monro, Inc. Q1 2026 Form 10-Q	25

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONRO, INC.

DATE: July 30, 2025	By:	/s/ Peter D. Fitzsimmons
Peter D. Fitzsimmons
President and Chief Executive Officer (Principal Executive Officer)

DATE: July 30, 2025	By:	/s/ Brian J. D’Ambrosia
Brian J. D’Ambrosia
Executive Vice President – Finance, Chief Financial Officer and
Treasurer (Principal Financial Officer and Principal Accounting Officer)

Monro, Inc. Q1 2026 Form 10-Q	26