Form 10-Q
period 2025-09-27
MONRO, INC.
filed 2025-10-29
CIK 876427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________________________________

FORM 10-Q

____________________________________________________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐  Yes     ☒  No

As of October 17, 2025, 30,019,660 shares of the registrant's common stock, $0.01 par value per share, were outstanding.

Monro, Inc. Q2 2026 Form 10-Q	2

CONSOLIDATED FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

(thousands, except footnotes) (unaudited)	September 27, 2025	March 29, 2025
Assets
Current assets
Cash and equivalents	$10,468	$20,762
Accounts receivable	11,788	11,752
Federal and state income taxes receivable	4,113	3,992
Inventory	160,681	181,467
Other current assets	55,785	59,426
Total current assets	242,835	277,399
Property and equipment, net	240,655	258,949
Finance lease and financing obligation assets, net	152,923	159,794
Operating lease assets, net	174,138	181,587
Goodwill	736,435	736,435
Intangible assets, net	9,039	10,390
Assets held for sale	11,481	—
Other non-current assets	16,500	17,269
Total assets	$1,584,006	$1,641,823
Liabilities and shareholders' equity
Current liabilities
Current portion of finance leases and financing obligations	$38,733	$39,739
Current portion of operating lease liabilities	39,717	40,061
Accounts payable	298,966	322,642
Accrued payroll, payroll taxes and other payroll benefits	21,568	23,599
Accrued insurance	57,991	52,822
Deferred revenue	13,947	14,696
Other current liabilities	40,288	30,731
Total current liabilities	511,210	524,290
Long-term debt	60,000	61,250
Long-term finance leases and financing obligations	205,870	220,783
Long-term operating lease liabilities	156,723	167,523
Long-term deferred income tax liabilities	37,239	37,111
Other long-term liabilities	11,279	10,105
Total liabilities	982,321	1,021,062
Commitments and contingencies - Note 9
Shareholders' equity:
Class C Convertible Preferred stock	29	29
Common stock	401	401
Treasury stock	(250,111)	(250,111)
Additional paid-in capital	259,735	258,804
Accumulated other comprehensive loss	(3,404)	(3,421)
Retained earnings	595,035	615,059
Total shareholders' equity	601,685	620,761
Total liabilities and shareholders' equity	$1,584,006	$1,641,823

Class C convertible preferred stock Authorized 150,000 shares, $1.50 par value, one preferred stock share to 61.275 common stock shares conversion value, 19,664 shares issued and outstanding as of September 27, 2025 and March 29, 2025

Common stock Authorized 65,000,000 shares, $0.01 par value; 40,124,409 shares issued as of September 27, 2025 and 40,067,600 shares issued as of March 29, 2025

Treasury stock 10,104,688 shares as of September 27, 2025 and March 29, 2025, at cost

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. Q2 2026 Form 10-Q	3

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

	Three Months Ended		Six Months Ended
(thousands, except per share data) (unaudited)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Sales	$288,914	$301,391	$589,949	$594,573
Cost of sales, including occupancy costs	185,800	195,014	379,929	379,010
Gross profit	103,114	106,377	210,020	215,563
Operating, selling, general and administrative expenses	90,364	93,175	203,345	189,114
Operating income	12,750	13,202	6,675	26,449
Interest expense, net of interest income	4,350	5,136	9,134	10,279
Other income, net	(38)	(110)	(196)	(201)
Income (loss) before income taxes	8,438	8,176	(2,263)	16,371
Provision for income taxes	2,773	2,529	122	4,861
Net income (loss)	$5,665	$5,647	$(2,385)	$11,510
Other comprehensive income
Changes in pension, net of tax	8	34	17	68
Other comprehensive income	8	34	17	68
Comprehensive income (loss)	$5,673	$5,681	$(2,368)	$11,578
Earnings (loss) per share
Basic	$0.18	$0.18	$(0.10)	$0.37
Diluted	$0.18	$0.18	$(0.10)	$0.37
Weighted average common shares outstanding
Basic	30,000	29,934	29,983	29,925
Diluted	31,363	31,224	29,983	31,201

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. Q2 2026 Form 10-Q	4

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Changes in Shareholders’ Equity

	Class C							Accumulated
	Convertible						Additional	Other
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Comprehensive	Retained	Total
(thousands) (unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at June 29, 2024	20	$29	40,026	$400	10,105	$(250,111)	$255,039	$(3,417)	$652,481	$654,421
Net income									5,647	5,647
Other comprehensive income
Pension liability adjustment								34		34
Dividends declared
Preferred									(337)	(337)
Common									(8,387)	(8,387)
Dividend payable									(116)	(116)
Stock options and restricted stock			28	1			(156)			(155)
Stock-based compensation							832			832
Balance at September 28, 2024	20	$29	40,054	$401	10,105	$(250,111)	$255,715	$(3,383)	$649,288	$651,939

Balance at June 28, 2025	20	$29	40,084	$401	10,105	$(250,111)	$259,655	$(3,412)	$598,329	$604,891
Net income									5,665	5,665
Other comprehensive income
Pension liability adjustment								8		8
Dividends declared
Preferred									(337)	(337)
Common									(8,405)	(8,405)
Dividend payable									(217)	(217)
Stock options and restricted stock			41				(134)			(134)
Stock-based compensation							214			214
Balance at September 27, 2025	20	$29	40,125	$401	10,105	$(250,111)	$259,735	$(3,404)	$595,035	$601,685

Balance at March 30, 2024	20	$29	40,017	$400	10,105	$(250,115)	$254,484	$(3,451)	$655,428	$656,775
Net income									11,510	11,510
Other comprehensive income
Pension liability adjustment								68		68
Dividends declared
Preferred									(675)	(675)
Common									(16,762)	(16,762)
Dividend payable									(213)	(213)
Stock options and restricted stock			37	1		4	(266)			(261)
Stock-based compensation							1,497			1,497
Balance at September 28, 2024	20	$29	40,054	$401	10,105	$(250,111)	$255,715	$(3,383)	$649,288	$651,939

Balance at March 29, 2025	20	$29	40,068	$401	10,105	$(250,111)	$258,804	$(3,421)	$615,059	$620,761
Net loss									(2,385)	(2,385)
Other comprehensive income
Pension liability adjustment								17		17
Dividends declared
Preferred									(675)	(675)
Common									(16,796)	(16,796)
Dividend payable									(168)	(168)
Stock options and restricted stock			57				(267)			(267)
Stock-based compensation							1,198			1,198
Balance at September 27, 2025	20	$29	40,125	$401	10,105	$(250,111)	$259,735	$(3,404)	$595,035	$601,685

We declared $0.28 dividends per common share or equivalent for each of the three months ended September 27, 2025 and September 28, 2024, and $0.56 per common share or equivalent for the six months ended September 27, 2025 and September 28, 2024.

See accompanying Notes to Consolidated Financial Statements

Monro, Inc. Q2 2026 Form 10-Q	5

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows

	Six Months Ended
(thousands) (unaudited)	September 27, 2025	September 28, 2024
Operating activities
Net (loss) income	$(2,385)	$11,510
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	30,866	35,238
Share-based compensation expense	1,198	1,497
Net gain on disposal of assets	(5,080)	(2,702)
Impairment of long-lived assets	—	1,551
Deferred income tax expense	122	3,378
Change in operating assets and liabilities
Accounts receivable	(36)	(1,381)
Inventory	17,991	(7,728)
Other current assets	167	3,084
Other non-current assets	18,616	19,824
Accounts payable	(23,676)	46,983
Accrued expenses	10,296	(952)
Federal and state income taxes payable	—	(2,436)
Other long-term liabilities	(17,683)	(19,669)
Cash provided by operating activities	30,396	88,197
Investing activities
Capital expenditures	(13,128)	(13,797)
Deferred proceeds received from divestiture	3,474	8,521
Proceeds from the disposal of assets	7,243	9,914
Cash (used for) provided by investing activities	(2,411)	4,638
Financing activities
Principal payments on long-term debt, net borrowings	(1,250)	(40,000)
Principal payments on finance leases and financing obligations	(19,081)	(20,010)
Dividends paid	(17,471)	(17,437)
Excise tax on repurchase of stock paid	—	(420)
Deferred financing costs	(477)	(670)
Cash used for financing activities	(38,279)	(78,537)
(Decrease) increase in cash and equivalents	(10,294)	14,298
Cash and equivalents at beginning of period	20,762	6,561
Cash and equivalents at end of period	$10,468	$20,859
Supplemental information
Leased assets obtained in exchange for new finance lease liabilities	$6,790	$13,256
Leased assets obtained in exchange for new operating lease liabilities	$10,101	$12,264

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. Q2 2026 Form 10-Q	6

Monro, Inc. Q2 2026 Form 10-Q	7

CONSOLIDATED FINANCIAL STATEMENTS
#x200eNOTES

Note 1 – Description of Business and Basis of Presentation

Description of business

Monro, Inc. and its direct and indirect subsidiaries (together, “Monro”, the “Company”, “we”, “us”, or “our”), are engaged principally in providing automotive undercar repair and tire replacement sales and tire related services in the United States. Monro had 1,116 Company-operated retail stores located in 32 states and 47 Car-X franchised locations as of September 27, 2025.

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

In September 2025, the FASB issued new accounting guidance, ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which removes references to prescriptive software development stages and includes an updated framework for capitalizing internal software costs. The guidance is effective for

Monro, Inc. Q2 2026 Form 10-Q	8

CONSOLIDATED FINANCIAL STATEMENTS
#x200eNOTES

annual reporting periods beginning after December 15, 2027, and for interim periods within that fiscal year. We are currently evaluating the impact of adopting this guidance.

Other recent authoritative guidance issued by the FASB (including technical corrections to the Accounting Standards Codification (“ASC”)) and the SEC did not or are not expected to have a material effect on our consolidated financial statements.

Supplemental information

Property and equipment, net: Property and equipment balances are shown on the Consolidated Balance Sheets net of accumulated depreciation of $402.9 million and $434.3 million as of September 27, 2025 and March 29, 2025, respectively.

Store Closings

On May 23, 2025, following an evaluation of market segmentation and demographic data specific to geographic areas where our stores are located, our Board of Directors approved a plan to close 145 underperforming stores that we identified to have failed to maintain an acceptable level of profitability (the “Store Closure Plan”). These stores were closed during the first quarter of fiscal 2026 and $14.8 million of net store closing costs were recorded during the three months ended June 28, 2025. As of September 27, 2025, the Company had a remaining liability of $6.8 million, representing such costs to be settled in future periods, with $5.1 million and $1.7 million included within Other current liabilities and Other long-term liabilities in our Consolidated Balance Sheets, respectively. We expect these costs to be settled within the next one to five years.

During the three months ended September 27, 2025, the Company sold three owned stores and related equipment. We received net proceeds of $2.7 million and recorded a net gain of $1.2 million. Additionally, the Company assigned 18 leases to a third party and early terminated three additional leases. We received net proceeds of $2.8 million and recorded a net gain of $6.4 million, which included the derecognition of lease liabilities. The total net gain of $7.6 million was recorded in operating, selling, general and administrative expenses in our Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the quarter ended September 27, 2025.

As a result, net store closing costs included in operating, selling, general and administrative expenses in our Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) were $7.2 million for the six months ended September 27, 2025. Net store closing costs represent expected costs to be incurred related to the vacating of stores, utilities, real estate taxes, maintenance, other on-going costs related to the properties, and the disposal of inventory and other store assets, net of gains on early lease terminations, lease assignments and sales of owned locations.

We did not incur any material store closing costs in the three and six months ended September 28, 2024.

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

We completed the closure of 145 underperforming stores under the Store Closure Plan during the first quarter of fiscal 2026 and determined that $13.0 million of building, land and certain equipment met the criteria to be classified as held for sale for the quarter ended June 28, 2025. During the second quarter of fiscal 2026, approximately $1.5 million of assets held for sale were sold. We received net proceeds of approximately $2.7 million and recorded a net gain of approximately $1.2 million in operating, selling, general and administrative expenses in our Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the quarter ended September 27, 2025. These net proceeds and net gain were recorded as a part of the Store Closure Plan amounts noted above. As of September 27, 2025, $11.5 million of buildings, land and certain equipment remain classified as assets held for sale.

On June 1, 2023, we announced the planned sale of our corporate headquarters at 200 Holleder Parkway in Rochester, New York and our plan to relocate our corporate headquarters to another location in the greater Rochester area and determined that the related assets met the criteria to be classified as held for sale. On July 3, 2024, we completed the sale of our corporate headquarters. We received net

Monro, Inc. Q2 2026 Form 10-Q	9

CONSOLIDATED FINANCIAL STATEMENTS
#x200eNOTES

proceeds of approximately $9.1 million and recorded a net gain of approximately $2.8 million in our Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the quarter ended September 28, 2024.

Note 2 – Divestiture

On June 17, 2022, we completed the divestiture of assets relating to our wholesale tire operations (seven locations) and internal tire distribution operations to American Tire Distributors, Inc. (“ATD”). We received $62 million from ATD at the closing of the transaction, of which $5 million was held in escrow and subsequently paid in December 2023. The remaining $40 million (“Earnout”) of the total consideration of $102 million was paid quarterly over the past three years, based on our tire purchases from or through ATD pursuant to a distribution and fulfillment agreement with ATD. All amounts were fully collected as of the first quarter of fiscal 2026.

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

Note 3 – Earnings (Loss) per Common Share

Basic earnings (loss) per common share amounts are calculated by dividing income available to common shareholders, after deducting preferred stock dividends, by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per common share amounts are calculated by dividing net income by the weighted average number of shares of common stock outstanding adjusted to give effect to potentially dilutive securities.

Earnings (Loss) per Common Share	Three Months Ended		Six Months Ended
(thousands, except per share data)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Numerator for earnings (loss) per common share calculation:
Net income (loss)	$5,665	$5,647	$(2,385)	$11,510
Less: Preferred stock dividends	(337)	(337)	(675)	(675)
Income (loss) available to common shareholders	$5,328	$5,310	$(3,060)	$10,835
Denominator for earnings (loss) per common share calculation:
Weighted average common shares - basic	30,000	29,934	29,983	29,925
Effect of dilutive securities:
Preferred stock	1,205	1,205	—	1,205
Restricted stock	158	85	—	71
Weighted average common shares - diluted	31,363	31,224	29,983	31,201

Basic earnings (loss) per common share	$0.18	$0.18	$(0.10)	$0.37
Diluted earnings (loss) per common share	$0.18	$0.18	$(0.10)	$0.37

Diluted earnings (loss) per share includes the potential dilutive effect of common stock equivalents as if such securities were converted or exercised during the period when the effect is dilutive. Because the impact of these items is generally anti-dilutive during periods of net loss, there is no difference between basic and diluted loss per common share for periods with net losses.

Weighted average common share equivalents that have an anti-dilutive impact are excluded from the computation of diluted earnings (loss) per common share.

Note 4 – Income Taxes

For the three months and six months ended September 27, 2025, our effective income tax rate was 32.9 percent and (5.4) percent, respectively, compared to 30.9 percent and 29.7 percent for the three months and six months ended September 28, 2024, respectively. The difference from the statutory rate is primarily due to state taxes and the discrete tax expenses impact related to share-based awards and other adjustments, none of which are individually significant.

On July 4, 2025, the “H.R.1: One Big Beautiful Bill Act” (OBBBA) became law. The OBBBA contains a broad range of tax reform provisions with various effective dates affecting business taxpayers. The legislation did not have a material impact on our effective tax rate for the three and six months ended September 27, 2025, and we do not expect it to have a material impact on our consolidated financial statements for the year ending March 28, 2026.

Monro, Inc. Q2 2026 Form 10-Q	10

CONSOLIDATED FINANCIAL STATEMENTS
#x200eNOTES

Note 5 – Fair Value

Long-term debt had a carrying amount that approximates a fair value of $60.0 million as of September 27, 2025, as compared to a carrying amount and a fair value of $61.3 million as of March 29, 2025. The carrying value of our debt approximated its fair value due to the variable interest nature of the debt.

Note 6 – Cash Dividend

We declared and paid dividends of $0.28 per share totaling $8.7 million for each of the three months ended September 27, 2025 and September 28, 2024 and $0.56 per share totaling $17.5 million and $17.4 million for each of the six months ended September 27, 2025 and September 28, 2024, respectively. The declaration of future dividends will be at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, compliance with charter and contractual restrictions, and such other factors as the Board of Directors deems relevant. Our Credit Facility contains covenants that may limit, subject to certain exemptions, our ability to declare dividends and other distributions. For additional information regarding our Credit Facility, see Note 8.

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

Revenues	Three Months Ended		Six Months Ended
(thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Tires (a)	$135,150	$141,514	$273,546	$276,927
Maintenance	79,001	83,075	161,929	166,135
Brakes	40,323	40,643	84,792	81,880
Steering	25,076	24,981	51,817	49,840
Batteries	4,627	6,285	8,833	10,087
Exhaust	4,338	4,513	8,244	8,900
Franchise royalties	399	380	788	804
Total	$288,914	$301,391	$589,949	$594,573

(a) Includes the sale of tire road hazard warranty agreements and tire delivery commissions.

Revenue from the sale of tire road hazard warranty agreements is initially deferred and is recognized over the contract period as costs are expected to be incurred in performing such services, typically 21 to 36 months. The deferred revenue balances at September 27, 2025 and March 29, 2025 were $19.8 million and $21.0 million, respectively, of which $13.9 million and $14.7 million, respectively, are reported in Deferred revenue and $5.9 million and $6.3 million, respectively, are reported in Other long-term liabilities in our Consolidated Balance Sheets.

Changes in Deferred Revenue
(thousands)
Balance at March 29, 2025	$21,048
Deferral of revenue	9,335
Recognition of revenue	(10,539)
Balance at September 27, 2025	$19,844

As of September 27, 2025, we expect to recognize $8.5 million of deferred revenue related to road hazard warranty agreements in the remainder of fiscal 2026, $8.7 million of deferred revenue during our fiscal year ending March 27, 2027, and $2.6 million of deferred revenue thereafter.

Monro, Inc. Q2 2026 Form 10-Q	11

CONSOLIDATED FINANCIAL STATEMENTS
#x200eNOTES

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

During the Extended Covenant Relief Period, the minimum interest coverage ratio is reduced from 1.55x to 1.00x to: (a) 1.15x to 1.00x from the first quarter of fiscal 2026 through the third quarter of fiscal 2026; (b) 1.25x to 1.00x from the fourth quarter of fiscal 2026 through the first quarter of fiscal 2027; and (c) 1.55x to 1.00x for the second quarter of fiscal 2027 and thereafter. During the Extended Covenant Relief Period, the maximum ratio of adjusted debt to EBITDAR remains at 4.75x to 1.00x, except that, if we completed a qualified acquisition during the Extended Covenant Relief Period, the maximum ratio would increase to 5.00x to 1.00x for a certain 12-month period after the qualified acquisition. In addition to the Fourth Amendment modifications, the Fifth Amendment further modifies the definition of “EBITDAR” to permit add-backs relating to non-cash impairment and other expenses, with the restriction for add-backs of certain cash expense items up to 20% of EBITDA from the first quarter of fiscal 2026 through the fourth quarter of fiscal 2026 and up to 15% of EBITDA from the first quarter of fiscal 2027 and thereafter.

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

We were in compliance with all debt covenants at September 27, 2025.

Monro, Inc. Q2 2026 Form 10-Q	12

CONSOLIDATED FINANCIAL STATEMENTS
#x200eNOTES

Within the Credit Facility, we have a sub-facility of $80 million available for the purpose of issuing standby letters of credit. The sub-facility requires fees aggregating 87.5 to 212.5 basis points annually of the face amount of each standby letter of credit, payable quarterly in arrears. There was a $30.1 million outstanding letter of credit at September 27, 2025 and at March 29, 2025.

There was $60.0 million outstanding and $409.9 million available under the Credit Facility as of September 27, 2025, subject to compliance with our covenants, as compared to $61.3 million outstanding and $508.7 million available as of March 29, 2025.

Note 9 – Commitments and Contingencies

Commitments

Commitments Due by Period		Within	Within 2 to	Within 4 to	After
(thousands)	Total	1 Year	3 Years	5 Years	5 Years
Principal payments on long-term debt	$60,000	—	$60,000	—	—
Finance lease commitments/financing obligations (a)	294,691	$48,581	88,298	$64,230	$93,582
Operating lease commitments (a)	228,697	47,144	78,007	47,829	55,717
Total	$583,388	$95,725	$226,305	$112,059	$149,299

(a)Finance and operating lease commitments represent future undiscounted lease payments and include $50.7 million and $30.4 million, respectively, related to options to extend lease terms that are reasonably certain of being exercised.

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

Our outstanding supplier obligations eligible for advance payment under the program totaled $232.6 million, $245.5 million, and $234.7 million as of September 27, 2025, March 29, 2025, and September 28, 2024, respectively, and are included within Accounts Payable on our Consolidated Balance Sheets. Our outstanding supplier obligations do not represent actual receivables sold by our suppliers to the financial institutions, which may be lower.

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

Monro, Inc. Q2 2026 Form 10-Q	13

CONSOLIDATED FINANCIAL STATEMENTS
#x200eNOTES

At the end of the sunset period, all shares of Class C Preferred Stock remaining outstanding will be automatically converted into shares of common stock at the adjusted conversion rate. In addition, the liquidation preference for the Class C Preferred Stock was amended to provide that, upon a liquidation event, each holder of Class C Preferred Stock would be entitled to receive, for each share of Class C Preferred Stock held by the holder upon a liquidation, dissolution, or winding up of the affairs of the Company, an amount equal to the greater of $1.50 per share and the amount the holder would have received had each share of Class C Preferred Stock been converted to shares of common stock immediately prior to the liquidation, dissolution, or winding up. There was no Class C Preferred Stock converted during the six months ended September 27, 2025 or fiscal 2025. The Reclassification Agreement also provides that, during the sunset period, the Class C Holders will have the right to appoint one member of the Board of Directors. This designee is expected to be Peter J. Solomon, who is one of the Company’s current directors and one of the Class C Holders.

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

Segment Reporting	Three Months Ended		Six Months Ended
(thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Sales	$288,914	$301,391	$589,949	$594,573
Less:
Cost of sales, including occupancy costs	172,902	180,320	353,991	349,522
Operating, selling, general and administrative expenses	87,987	90,373	198,417	183,364
Depreciation and amortization expense	15,275	17,496	30,866	35,238
Interest expense, net	4,350	5,136	9,134	10,279
Other segment items (a)	(38)	(110)	(196)	(201)
Provision for income taxes	2,773	2,529	122	4,861
Net income (loss)	$5,665	$5,647	$(2,385)	$11,510

(a) Other segment items consist of other income, net, included in the accompanying Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

As of September 27, 2025, March 29, 2025 and September 28, 2024, assets held in the U.S. accounted for 100% of total assets.

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

On May 30, 2025, the Company entered into Addendum 1 of its consulting agreement with AlixPartners, pursuant to which AlixPartners will provide services to implement the plan developed from its detailed assessment of the Company (the “Operational Improvement Plan”) through July 31, 2025. Such services include the previously disclosed Store Closure Plan, improving customer experience and the Company’s selling effectiveness, driving profitable customer acquisition and activation, and increasing merchandising productivity, including mitigating tariff risk.

Monro, Inc. Q2 2026 Form 10-Q	14

CONSOLIDATED FINANCIAL STATEMENTS
#x200eNOTES

On August 18, 2025, the Company entered into Amendment 1 to Addendum 1 of its consulting agreement with AlixPartners, effective as of July 31, 2025, pursuant to which AlixPartners will continue to provide services to implement the next phase of the Operational Improvement Plan through November 1, 2025. Such services will include store operations and selling effectiveness, marketing and pricing, merchandising and inventory management, customer segmentation and insights.

The Company incurred total expenses related to AlixPartners and APS of $9.1 million and $14.5 million in operating, selling, general and administrative expenses in our Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) during the three and six months ended September 27, 2025, respectively, of which $2.5 million is within Other current liabilities in our Consolidated Balance Sheets at September 27, 2025.

Monro, Inc. Q2 2026 Form 10-Q	15

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

On May 23, 2025, following an evaluation of market segmentation and demographic data specific to geographic areas where our stores are located, our Board of Directors approved a plan to close 145 underperforming stores that we identified to have failed to maintain an acceptable level of profitability (the “Store Closure Plan”). These stores were closed during the first quarter of fiscal 2026 and $14.8 million of net store closing costs were recorded during the quarter ended June 28, 2025. During the three months ended September 27, 2025, the Company sold three owned stores, early terminated three leases, and assigned 18 leases to a third party. We received net proceeds of approximately $5.5 million and recorded a net gain of approximately $7.6 million in operating, selling, general and administrative expenses in our Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the quarter ended September 27, 2025. As a result of the store closures, we recorded net store closing costs of $7.2 million during the six months ended September 27, 2025. See additional discussion related to the Store Closure Plan in Note 1 to our consolidated financial statements.

On August 18, 2025, the Company entered into Amendment 1 to Addendum 1 of its consulting agreement with AlixPartners, LLP (“AlixPartners”), effective as of July 31, 2025, pursuant to which AlixPartners will continue to provide services to implement the next phase of the plan developed from its detailed assessment of the Company (the “Operational Improvement Plan”) through November 1, 2025. Such services will include store operations and selling effectiveness, marketing and pricing, merchandising and inventory management, customer segmentation and insights. See additional discussion in Note 13 to our consolidated financial statements.

Financial Summary

Second quarter 2026 included the following notable items:

•Diluted earnings per common share (“EPS”) was $0.18.

•Adjusted diluted EPS, a non-GAAP measure, was $0.21.

•Sales decreased 4.1 percent, due to closed stores partially offset by higher overall comparable store sales.

•Comparable store sales increased 1.1 percent from the prior year period.

•Operating income was $12.8 million.

•Adjusted operating income, a non-GAAP measure, was $14.0 million.

•Net income was $5.7 million.

•Adjusted net income, a non-GAAP measure, was $6.6 million.

Earnings Per Common Share	Three Months Ended			Six Months Ended
	September 27, 2025	September 28, 2024	Change	September 27, 2025	September 28, 2024	Change
Diluted earnings (loss) per common share	$0.18	$0.18	—%	$(0.10)	$0.37	(73.0)%
Adjustments	0.03	(0.02)		0.54	0.02
Adjusted diluted earnings per common share	$0.21	$0.17	23.5%	$0.43	$0.39	10.3%

Note: Amounts may not foot due to rounding.

Adjusted operating income, adjusted net income and adjusted diluted EPS, each of which is a measure not derived in accordance with GAAP, exclude the impact of certain items. Management believes that adjusted operating income, adjusted net income and adjusted diluted EPS are useful in providing period-to-period comparisons of the results of our operations by excluding certain items that are not part of our core operations, such as consulting costs related to the Company’s Operational Improvement Plan, store closing costs net of gains on sales of closed stores, lease assignments and early lease terminations, transition costs related to back-office optimization, store impairment charges, write-off of debt issuance costs, and gain on the sale of corporate headquarters net of closing and relocation costs. Reconciliations of these non-GAAP financial measures to GAAP measures are provided beginning on page 19 under “Non-GAAP Financial Measures.”

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

Monro, Inc. Q2 2026 Form 10-Q	16

MANAGEMENT’S DISCUSSION AND ANALYSIS

Analysis of Results of Operations

Summary of Operating Income	Three Months Ended			Six Months Ended
(thousands)	September 27, 2025	September 28, 2024	Change	September 27, 2025	September 28, 2024	Change
Sales	$288,914	$301,391	(4.1)%	$589,949	$594,573	(0.8)%
Cost of sales, including occupancy costs	185,800	195,014	(4.7)	379,929	379,010	0.2
Gross profit	103,114	106,377	(3.1)	210,020	215,563	(2.6)
Operating, selling, general and administrative expenses	90,364	93,175	(3.0)	203,345	189,114	7.5
Operating income	$12,750	$13,202	(3.4)%	$6,675	$26,449	(74.8)%

Sales

Sales include automotive undercar repair, tire replacement and tire related service sales, net of discounts, returns, and revenue from the sale of warranty agreements and commissions earned from the delivery of tires. See Note 7 to our consolidated financial statements for further information. We use comparable store sales to evaluate the performance of our existing stores by measuring the change in sales for a period over the comparable, prior-year period. There were 91 selling days in each of the three months ended September 27, 2025 and September 28, 2024, and 181 selling days in each of the six months ended September 27, 2025 and September 28, 2024.

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

Sales	Three Months Ended		Six Months Ended
(thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Sales	$288,914	$301,391	$589,949	$594,573
Dollar change compared to prior year	$(12,477)		$(4,624)
Percentage change compared to prior year	(4.1)%		(0.8)%

The sales decrease was due to a decrease in sales from closed stores partially offset by an increase in comparable store sales. The following table shows the primary drivers of the change in sales for the three months and six months ended September 27, 2025, as compared to the same periods ended September 28, 2024.

Sales Percentage Change	Three Months Ended	Six Months Ended
	September 27, 2025	September 27, 2025
Sales change	(4.1)%	(0.8)%
Primary drivers of change in sales
Comparable store sales	1.1%	3.4%
Closed store sales	(5.2)%	(4.2)%

During the three months and six months ended September 27, 2025, comparable store sales increased in our front end/shocks category, as well as our brakes category, each of which experienced declines during the three months and six months ended September 28, 2024. The following table shows the primary drivers of the comparable store product category sales change for the three months and six months ended September 27, 2025, as compared to the same periods ended September 28, 2024.

Comparable Store Product Category Sales Change	Three Months Ended		Six Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Front end/shocks	18%	(5)%	22%	(10)%
Brakes	6%	(12)%	8%	(12)%
Maintenance service	0%	(7)%	2%	(8)%
Tires	0%	(4)%	2%	(6)%
Alignment	(5)%	0%	(3)%	(5)%
Batteries	(21)%	20%	(9)%	8%

Monro, Inc. Q2 2026 Form 10-Q	17

MANAGEMENT’S DISCUSSION AND ANALYSIS

Sales by Product Category	Three Months Ended		Six Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Tires	47%	47%	46%	46%
Maintenance service	27	28	28	28
Brakes	14	14	14	14
Steering (a)	9	8	9	8
Batteries	2	2	2	2
Other	1	1	1	2
Total	100%	100%	100%	100%

(a)Steering product category includes front end/shocks and alignment product category sales.

Change in Number of Company-Operated Retail Stores	Three Months Ended		Six Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Beginning store count	1,115	1,284	1,260	1,288
Opened (a)	1	—	1	—
Closed (b)	—	(12)	(145)	(16)
Ending store count	1,116	1,272	1,116	1,272

(a)We reopened a store that was temporarily closed in a prior year during the three months ended September 27, 2025.

(b)All 145 stores were closed in the first quarter of fiscal 2026 as a result of the Store Closure Plan.

Cost of Sales and Gross Profit

Gross Profit	Three Months Ended		Six Months Ended
(thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Gross profit	$103,114	$106,377	$210,020	$215,563
Percentage of sales	35.7%	35.3%	35.6%	36.3%
Dollar change compared to prior year	$(3,263)		$(5,543)
Percentage change compared to prior year	(3.1)%		(2.6)%

Gross profit, as a percentage of sales, increased 40 basis points (“bps”) for the three months ended September 27, 2025, as compared to the prior year comparable period. Occupancy costs decreased, as a percentage of sales, as we gained leverage on these largely fixed costs with higher comparable store sales and benefit from store closures. Material costs decreased, as a percentage of sales, due primarily to better material margin on our service categories. Partially offsetting this was an increase in technician labor costs, as a percentage of sales, due primarily to wage inflation. Gross profit, as a percentage of sales, decreased 70 basis points for the six months ended September 27, 2025, as compared to the prior year comparable period. The decrease in gross profit, as a percentage of sales, was primarily due to increased technician labor, due primarily to wage inflation, and increased material costs, due primarily to mix within tires, partially offset by a decrease in occupancy costs.

Gross Profit as a Percentage of Sales Change	Three Months Ended		Six Months Ended
	September 27, 2025		September 27, 2025
Gross profit change	40	bps	(70)	bps
Primary drivers of change in gross profit as a percentage of sales
Occupancy costs	70	bps	80	bps
Material costs	50	bps	(30)	bps
Technician labor costs	(80)	bps	(120)	bps

OSG&A Expenses

OSG&A Expenses	Three Months Ended		Six Months Ended
(thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
OSG&A Expenses	$90,364	$93,175	$203,345	$189,114
Percentage of sales	31.3%	30.9%	34.5%	31.8%
Dollar change compared to prior year	$(2,811)		$14,231
Percentage change compared to prior year	(3.0)%		7.5%

The decrease of $2.8 million in operating, selling, general and administrative (“OSG&A”) expenses for the three months ended September 27, 2025, from the comparable prior year period is primarily due to a decrease in store closing costs net of gains on the sales of closed stores, lease assignments and early lease terminations and a decrease in costs from closed stores, partially offset by consulting costs related to our Operational Improvement Plan. The following table shows the impact of these costs on the change in OSG&A expenses for the three months and six months ended September 27, 2025, as compared to the same periods ended September 28, 2024.

Monro, Inc. Q2 2026 Form 10-Q	18

MANAGEMENT’S DISCUSSION AND ANALYSIS

OSG&A Expenses Change	Three Months Ended	Six Months Ended
(thousands)	September 27, 2025	September 27, 2025
OSG&A expenses change	$(2,811)	$14,231
Drivers of change in OSG&A expenses
(Decrease) increase in store closing costs, net of gains on sales of closed stores, lease assignments and early lease terminations	$(8,092)	$6,543
Decrease from closed stores	$(7,356)	$(10,874)
Decrease in store impairment charges	$(1,031)	$(1,551)
Decrease from transition costs related to back-office optimization	$(26)	$(52)
Increase from comparable stores	$2,666	$4,540
Increase from gain on sale of corporate headquarters, net of closing and relocation costs	$2,764	$2,639
Increase in consulting costs related to Operation Improvement Plan	$8,264	$12,986

Other Performance Factors

Net Interest Expense

Net interest expense of $4.4 million for the three months ended September 27, 2025 decreased $0.8 million as compared to the prior year period, and decreased as a percentage of sales from 1.7 percent to 1.5 percent. Weighted average debt outstanding for the three months ended September 27, 2025 decreased by approximately $48.9 million as compared to the three months ended September 28, 2024. This decrease is primarily related to lower debt outstanding under the Credit Facility as well as lower finance lease debt related to our stores. The weighted average interest rate decreased approximately 20 basis points as compared to the same period of the prior year.

Net interest expense of $9.1 million for the six months ended September 27, 2025 decreased $1.1 million compared to the prior year period, and decreased as a percentage of sales from 1.7 percent to 1.5 percent. Weighted average debt outstanding for the six months ended September 27, 2025 decreased by approximately $55.0 million as compared to the prior year period. The weighted average interest rate for the six months ended September 27, 2025 remained relatively flat as compared to the prior year period.

Provision for Income Taxes

Our effective income tax rate for the three months and six months ended September 27, 2025 was 32.9 percent and (5.4) percent, respectively, compared with 30.9 percent and 29.7 percent in the comparable prior-year period. The year-over-year difference in effective tax rate is primarily related to the discrete tax expenses impact related to share-based awards and other adjustments, none of which are individually significant.

On July 4, 2025, the “H.R.1: One Big Beautiful Bill Act” (OBBBA) became law. The OBBBA contains a broad range of tax reform provisions with various effective dates affecting business taxpayers. The legislation did not have a material impact on our effective income tax rate for the three and six months ended September 27, 2025, and we do not expect it to have a material impact on our consolidated financial statements for the year ending March 28, 2026.

Non-GAAP Financial Measures

In addition to reporting operating income, net income (loss) and diluted earnings (loss) per common share, which are GAAP measures, this Form 10-Q includes adjusted operating income, adjusted net income and adjusted diluted EPS, which are non-GAAP financial measures. We have included reconciliations to adjusted operating income, adjusted net income and adjusted diluted EPS from our most directly comparable GAAP measures, operating income, net income (loss), and diluted earnings (loss) per common share, below. Management views these non-GAAP financial measures as indicators to better assess comparability between periods because management believes these non-GAAP financial measures reflect our core business operations while excluding certain items that are not part of our core operations, such as consulting costs related to the Company’s Operational Improvement Plan, store closing costs net of gains on sales of closed stores, lease assignments and early lease terminations, transition costs related to back-office optimization, store impairment charges, write-off of debt issuance costs, and gain on sale of corporate headquarters net of closing and relocation costs.

These non-GAAP financial measures are not intended to represent, and should not be considered more meaningful than, or as an alternative to, their most directly comparable GAAP measures. These non-GAAP financial measures may be different from similarly titled non-GAAP financial measures used by other companies.

Monro, Inc. Q2 2026 Form 10-Q	19

MANAGEMENT’S DISCUSSION AND ANALYSIS

Adjusted operating income is summarized as follows:

Reconciliation of Adjusted Operating Income	Three Months Ended		Six Months Ended
(thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Operating income	$12,750	$13,202	$6,675	$26,449
Consulting costs related to the Operational Improvement Plan	8,264	—	12,986	—
Transition costs related to back-office optimization	527	553	1,098	1,150
Store closing costs, net (a)	(7,561)	531	7,255	712
Store impairment charges	—	1,031	—	1,551
Net gain on sale of corporate headquarters (b)	—	(2,764)	—	(2,639)
Adjusted operating income	$13,980	$12,553	$28,014	$27,223

(a) Amounts include the closing costs and asset write-offs related to the closure of 145 underperforming stores, in accordance with the Store Closure Plan, net of gains on the sale of closed stores, lease assignments and early lease terminations.

(b) Amounts include the gain on sale of the corporate headquarters building net of associated closing and relocation costs.

Adjusted net income is summarized as follows:

Reconciliation of Adjusted Net Income	Three Months Ended		Six Months Ended
(thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net income (loss)	$5,665	$5,647	$(2,385)	$11,510
Consulting costs related to the Operational Improvement Plan	8,264	—	12,986	—
Transition costs related to back-office optimization	527	553	1,098	1,150
Store closing costs, net (a)	(7,561)	531	7,255	712
Store impairment charges	—	1,031	—	1,551
Write-off of debt issuance costs	—	—	263	—
Net gain on sale of corporate headquarters (b)	—	(2,764)	—	(2,639)
Provision for income taxes on pre-tax adjustments	(320)	177	(5,617)	(210)
Adjusted net income	$6,575	$5,175	$13,600	$12,074

(a) Amounts include the closing costs and asset write-offs related to the closure of 145 underperforming stores, in accordance with the Store Closure Plan, net of gains on the sale of closed stores, lease assignments and early lease terminations.

(b) Amounts include the gain on sale of the corporate headquarters building net of associated closing and relocation costs.

Adjusted diluted EPS is summarized as follows:

Reconciliation of Adjusted Diluted EPS	Three Months Ended		Six Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Diluted EPS	$0.18	$0.18	$(0.10)	$0.37
Consulting costs related to the Operational Improvement Plan	0.19	—	0.32	—
Transition costs related to back-office optimization	0.01	0.01	0.03	0.03
Store closing costs, net (a)	(0.18)	0.01	0.18	0.02
Store impairment charges	—	0.02	—	0.04
Write-off of debt issuance costs	—	—	0.01	—
Net gain on sale of corporate headquarters (b)	—	(0.06)	—	(0.06)
Adjusted diluted EPS	$0.21	$0.17	$0.43	$0.39

(a) Amounts include the closing costs and asset write-offs related to the closure of 145 underperforming stores, in accordance with the Store Closure Plan, net of gains on the sale of closed stores, lease assignments and early lease terminations.

(b) Amounts include the gain on sale of the corporate headquarters building net of associated closing and relocation costs.

Note: The calculation of the impact of non-GAAP adjustments on diluted EPS is performed on each line independently. The table may not add down +/- $0.01 due to rounding.

The other adjustments to diluted EPS reflect estimated annual effective income tax rates of 26.0 percent and 27.3 percent for the three months ended September 27, 2025 and September 28, 2024, respectively and 26.0 percent and 27.1 percent for the six months ended September 27, 2025 and September 28, 2024, respectively. This represents the tax effect of non-GAAP adjustments calculated at an estimated blended statutory tax rate. See adjustments from the Reconciliation of Adjusted Net Income table above for pre-tax amounts.

Monro, Inc. Q2 2026 Form 10-Q	20

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

Future Cash Requirements

We currently expect our capital expenditures to support our projects, including upgrading our facilities and systems, to be $25 million to $35 million in the aggregate in fiscal 2026. Additionally, we have contractual finance lease and operating lease commitments with landlords through October 2040 for $442.3 million in lease payments, of which $95.4 million is due within one year. For details regarding these lease commitments, see Note 9 to our consolidated financial statements.

As of September 27, 2025 we had $60.0 million outstanding under the Credit Facility, none of which is due in the succeeding 12 months. For details regarding our indebtedness that is due, see Note 8 to our consolidated financial statements.

Dividends

We declared and paid dividends of $0.28 per share totaling $8.7 million for each of the three months ended September 27, 2025 and September 28, 2024 and $0.56 per share totaling $17.5 million and $17.4 million for each of the six months ended September 27, 2025 and September 28, 2024, respectively.

Working Capital Management

As of September 27, 2025, we had a working capital deficit of $268.4 million, an increase of $21.5 million from a deficit of $246.9 million as of March 29, 2025. The overall working capital deficit is a result of extended payment terms negotiated with certain suppliers. As part of our working capital management, we facilitate a voluntary supply chain finance program to provide our suppliers with the opportunity to sell receivables due from Monro to a participating financial institution subject to the independent discretion of both the supplier and participating financial institution. For details regarding our supply chain finance program, see Note 10 to our consolidated financial statements.

Sources and Conditions of Liquidity

Our sources to fund our material cash requirements are predominantly cash from operations, availability under our Credit Facility, and cash and equivalents on hand.

As of September 27, 2025, we had $10.5 million of cash and equivalents. In addition, we had $409.9 million available under the Credit Facility as of September 27, 2025, subject to compliance with our covenants.

We believe that our current sources of funds will provide us with adequate liquidity during the 12-month period following September 27, 2025, as well as in the long-term.

Monro, Inc. Q2 2026 Form 10-Q	21

MANAGEMENT’S DISCUSSION AND ANALYSIS

Summary of Cash Flows

The following table presents a summary of our cash flows from operating, investing, and financing activities.

Summary of Cash Flows	Six Months Ended
(thousands)	September 27, 2025	September 28, 2024
Cash provided by operating activities	$30,396	$88,197
Cash (used for) provided by investing activities	(2,411)	4,638
Cash used for financing activities	(38,279)	(78,537)
(Decrease) increase in cash and equivalents	(10,294)	14,298
Cash and equivalents at beginning of period	20,762	6,561
Cash and equivalents at end of period	$10,468	$20,859

Cash provided by operating activities

For the six months ended September 27, 2025, cash provided by operating activities was $30.4 million, which consisted of a net loss of $2.4 million, offset by non-cash adjustments of $27.1 million, and a change in operating assets and liabilities of $5.7 million. The non-cash charges were largely driven by $30.9 million of depreciation and amortization, as well as $1.2 million in share-based compensation expense, partially offset by a $5.1 million net gain on disposal of assets. The change in operating assets and liabilities was primarily driven by our inventory balance providing a source of cash of $18.0 million. This was partially offset by timing of payments that caused accounts payable and accrued expenses to be a use of cash of $13.4 million.

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

Cash (used for) provided by investing activities

For the six months ended September 27, 2025, cash used for investing activities was $2.4 million. This was primarily due to cash used for capital expenditures, including property and equipment, of $13.1 million, partially offset by subsequent proceeds from the sale of our wholesale tire locations and distribution assets and proceeds from the disposal of property and equipment of $3.5 million and $7.2 million, respectively.

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

Cash used for financing activities

For the six months ended September 27, 2025, cash used for financing activities was $38.3 million. This was primarily due to payment of finance lease principal and dividends of $19.1 million and $17.5 million, respectively, deferred financing costs of $0.5 million, and payments on our Credit Facility, net of amounts borrowed during the period, of $1.2 million.

For the six months ended September 28, 2024, cash used for financing activities was $78.5 million, which was primarily due to payments on our Credit Facility, net of amounts borrowed during the period, of $40.0 million, as well as payment of finance lease principal and dividends of $20.0 million and $17.4 million, respectively.

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

Monro, Inc. Q2 2026 Form 10-Q	22

MANAGEMENT’S DISCUSSION AND ANALYSIS

For a description of our critical accounting estimates, refer to Part II, Item 7., “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended March 29, 2025. There have been no material changes to our critical accounting estimates since our Form 10-K for the year ended March 29, 2025.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 1 to our consolidated financial statements for a discussion of the impact of recently issued accounting standards on our consolidated financial statements as of September 27, 2025 and the expected impact on the consolidated financial statements for future periods.

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

•the impact of costs related to planned store closings or potential impairment of goodwill, other intangible assets, and long-lived assets;

Monro, Inc. Q2 2026 Form 10-Q	23

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Monro, Inc. Q2 2026 Form 10-Q	24

DISCLOSURES ABOUT MARKET RISK & CONTROLS AND PROCEDURES

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from potential changes in interest rates. As of September 27, 2025, excluding finance leases and financing obligations, we had no debt financing at fixed interest rates, for which the fair value would be affected by changes in market interest rates. Our cash flow exposure on floating rate debt would result in annual interest expense fluctuations of approximately $0.6 million based upon our debt position at September 27, 2025 and at March 29, 2025, given a change in SOFR of 100 basis points.

Debt financing had a carrying amount that approximates a fair value of $60.0 million as of September 27, 2025, as compared to a carrying amount and a fair value of $61.3 million as of March 29, 2025.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 27, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Monro, Inc. Q2 2026 Form 10-Q	25

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

Monro, Inc. Q2 2026 Form 10-Q	26

EXHIBITS

Item 6. Exhibits

Exhibit Index
10.02d – First Amendment to the Amended and Restated 2007 Stock Incentive Plan (August 2025 Form S-8, Exhibit No. 4.12)*
10.68 - Letter agreement regarding severance benefits, effective August 12, 2025 between the Company and Nicholas Hawryschuk (August 2025 Form 8-K, Exhibit No. 10.68)*
10.79b – Amendment No. 1 to Addendum 1 under the Agreement by and between the Company and AlixPartners, LLP, effective as of July 31, 2025.
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
101.LAB – XBRL Taxonomy Extension Label Linkbase
101.PRE – XBRL Taxonomy Extension Presentation Linkbase
101.SCH – XBRL Taxonomy Extension Schema Linkbase
101.DEF – XBRL Taxonomy Extension Definition Linkbase
101.CAL – XBRL Taxonomy Extension Calculation Linkbase
104 – Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*Management contract or compensatory plan or arrangement.

Monro, Inc. Q2 2026 Form 10-Q	27

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONRO, INC.

DATE: October 29, 2025	By:	/s/ Peter D. Fitzsimmons
Peter D. Fitzsimmons
President and Chief Executive Officer (Principal Executive Officer)

DATE: October 29, 2025	By:	/s/ Brian J. D’Ambrosia
Brian J. D’Ambrosia
Executive Vice President – Finance, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Monro, Inc. Q2 2026 Form 10-Q	28