Form 10-Q
period 2025-12-27
MONRO, INC.
filed 2026-01-28
CIK 876427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________________________________

FORM 10-Q

____________________________________________________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐  Yes     ☒  No

As of January 16, 2026, 30,019,660 shares of the registrant's common stock, $0.01 par value per share, were outstanding.

Monro, Inc. Q3 2026 Form 10-Q	2

CONSOLIDATED FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

(thousands, except footnotes) (unaudited)	December 27, 2025	March 29, 2025
Assets
Current assets
Cash and equivalents	$4,912	$20,762
Accounts receivable	11,926	11,752
Federal and state income taxes receivable	4,189	3,992
Inventory	153,277	181,467
Other current assets	54,510	59,426
Total current assets	228,814	277,399
Property and equipment, net	240,842	258,949
Finance lease and financing obligation assets, net	154,995	159,794
Operating lease assets, net	179,776	181,587
Goodwill	736,435	736,435
Intangible assets, net	8,375	10,390
Assets held for sale	4,626	—
Other non-current assets	16,111	17,269
Total assets	$1,569,974	$1,641,823
Liabilities and shareholders' equity
Current liabilities
Current portion of finance leases and financing obligations	$36,756	$39,739
Current portion of operating lease liabilities	39,566	40,061
Accounts payable	300,956	322,642
Accrued payroll, payroll taxes and other payroll benefits	15,000	23,599
Accrued insurance	57,614	52,822
Deferred revenue	13,680	14,696
Other current liabilities	39,753	30,731
Total current liabilities	503,325	524,290
Long-term debt	45,000	61,250
Long-term finance leases and financing obligations	203,235	220,783
Long-term operating lease liabilities	161,199	167,523
Long-term deferred income tax liabilities	40,668	37,111
Other long-term liabilities	11,603	10,105
Total liabilities	965,030	1,021,062
Commitments and contingencies - Note 9
Shareholders' equity:
Class C Convertible Preferred stock	29	29
Common stock	401	401
Treasury stock	(250,111)	(250,111)
Additional paid-in capital	260,837	258,804
Accumulated other comprehensive loss	(3,396)	(3,421)
Retained earnings	597,184	615,059
Total shareholders' equity	604,944	620,761
Total liabilities and shareholders' equity	$1,569,974	$1,641,823

Class C convertible preferred stock Authorized 150,000 shares, $1.50 par value, one preferred stock share to 61.275 common stock shares conversion value, 19,664 shares issued and outstanding as of December 27, 2025 and March 29, 2025

Common stock Authorized 65,000,000 shares, $0.01 par value; 40,124,348 shares issued as of December 27, 2025 and 40,067,600 shares issued as of March 29, 2025

Treasury stock 10,104,688 shares as of December 27, 2025 and March 29, 2025, at cost

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. Q3 2026 Form 10-Q	3

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Income and Comprehensive Income

	Three Months Ended		Nine Months Ended
(thousands, except per share data) (unaudited)	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Sales	$293,387	$305,769	$883,337	$900,342
Cost of sales, including occupancy costs	191,020	200,966	570,950	579,976
Gross profit	102,367	104,803	312,387	320,366
Operating, selling, general and administrative expenses	83,797	94,840	287,142	283,954
Operating income	18,570	9,963	25,245	36,412
Interest expense, net of interest income	4,045	4,246	13,179	14,526
Other income, net	(54)	(101)	(250)	(303)
Income before income taxes	14,579	5,818	12,316	22,189
Provision for income taxes	3,440	1,235	3,562	6,096
Net income	$11,139	$4,583	$8,754	$16,093
Other comprehensive income
Changes in pension, net of tax	8	33	25	101
Other comprehensive income	8	33	25	101
Comprehensive income	$11,147	$4,616	$8,779	$16,194
Earnings per share
Basic	$0.36	$0.15	$0.26	$0.52
Diluted	$0.35	$0.15	$0.26	$0.52
Weighted average common shares outstanding
Basic	30,020	29,949	29,995	29,933
Diluted	31,403	31,273	31,268	31,221

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. Q3 2026 Form 10-Q	4

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Changes in Shareholders’ Equity

	Class C							Accumulated
	Convertible						Additional	Other
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Comprehensive	Retained	Total
(thousands) (unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at September 28, 2024	20	$29	40,054	$401	10,105	$(250,111)	$255,715	$(3,383)	$649,288	$651,939
Net income									4,583	4,583
Other comprehensive income
Pension liability adjustment								33		33
Dividends declared
Preferred									(337)	(337)
Common									(8,385)	(8,385)
Dividend payable									(95)	(95)
Stock options and restricted stock										—
Stock-based compensation							1,185			1,185
Balance at December 28, 2024	20	$29	40,054	$401	10,105	$(250,111)	$256,900	$(3,350)	$645,054	$648,923

Balance at September 27, 2025	20	$29	40,125	$401	10,105	$(250,111)	$259,735	$(3,404)	$595,035	$601,685
Net income									11,139	11,139
Other comprehensive income
Pension liability adjustment								8		8
Dividends declared
Preferred									(337)	(337)
Common									(8,405)	(8,405)
Dividend payable									(248)	(248)
Stock options and restricted stock										—
Stock-based compensation							1,102			1,102
Balance at December 27, 2025	20	$29	40,125	$401	10,105	$(250,111)	$260,837	$(3,396)	$597,184	$604,944

Balance at March 30, 2024	20	$29	40,017	$400	10,105	$(250,115)	$254,484	$(3,451)	$655,428	$656,775
Net income									16,093	16,093
Other comprehensive income
Pension liability adjustment								101		101
Dividends declared
Preferred									(1,012)	(1,012)
Common									(25,147)	(25,147)
Dividend payable									(308)	(308)
Stock options and restricted stock			37	1		4	(266)			(261)
Stock-based compensation							2,682			2,682
Balance at December 28, 2024	20	$29	40,054	$401	10,105	$(250,111)	$256,900	$(3,350)	$645,054	$648,923

Balance at March 29, 2025	20	$29	40,068	$401	10,105	$(250,111)	$258,804	$(3,421)	$615,059	$620,761
Net Income									8,754	8,754
Other comprehensive income
Pension liability adjustment								25		25
Dividends declared
Preferred									(1,012)	(1,012)
Common									(25,201)	(25,201)
Dividend payable									(416)	(416)
Stock options and restricted stock			57				(267)			(267)
Stock-based compensation							2,300			2,300
Balance at December 27, 2025	20	$29	40,125	$401	10,105	$(250,111)	$260,837	$(3,396)	$597,184	$604,944

We declared $0.28 dividends per common share or equivalent for each of the three months ended December 27, 2025 and December 28, 2024, and $0.84 per common share or equivalent for each of the nine months ended December 27, 2025 and December 28, 2024.

See accompanying Notes to Consolidated Financial Statements

Monro, Inc. Q3 2026 Form 10-Q	5

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows

	Nine Months Ended
(thousands) (unaudited)	December 27, 2025	December 28, 2024
Operating activities
Net income	$8,754	$16,093
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	46,152	52,362
Share-based compensation expense	2,300	2,682
Gain on disposal of assets, net	(18,910)	(3,959)
Impairment of long-lived assets	—	1,551
Deferred income tax expense	3,548	5,660
Change in operating assets and liabilities
Accounts receivable	(174)	(369)
Federal and state income taxes receivable	79	(3,485)
Inventory	25,330	(22,202)
Other current assets	1,442	179
Other non-current assets	27,809	30,419
Accounts payable	(21,686)	64,830
Accrued expenses	203	(11,460)
Other long-term liabilities	(26,627)	(29,313)
Cash provided by operating activities	48,220	102,988
Investing activities
Capital expenditures	(21,826)	(20,674)
Deferred proceeds received from divestiture	3,474	8,521
Proceeds from the disposal of assets	25,319	12,265
Cash provided by investing activities	6,967	112
Financing activities
Principal payments on long-term debt, net borrowings	(16,250)	(42,750)
Principal payments on finance leases and financing obligations	(28,097)	(29,838)
Dividends paid	(26,213)	(25,822)
Deferred financing costs	(477)	(670)
Excise tax on repurchase of stock paid	—	(420)
Cash used for financing activities	(71,037)	(99,500)
(Decrease) increase in cash and equivalents	(15,850)	3,600
Cash and equivalents at beginning of period	20,762	6,561
Cash and equivalents at end of period	$4,912	$10,161
Supplemental information
Leased assets obtained in exchange for new finance lease liabilities	$15,757	$15,314
Leased assets obtained in exchange for new operating lease liabilities	$24,608	$16,326

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. Q3 2026 Form 10-Q	6

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

Monro, Inc. Q3 2026 Form 10-Q	7

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

Note 1 – Description of Business and Basis of Presentation

Description of business

Monro, Inc. and its direct and indirect subsidiaries (together, “Monro”, the “Company”, “we”, “us”, or “our”), are engaged principally in providing automotive undercar repair and tire replacement sales and tire related services in the United States. Monro had 1,115 Company-operated retail stores located in 32 states and 47 Car-X franchised locations as of December 27, 2025.

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

Monro, Inc. Q3 2026 Form 10-Q	8

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

The guidance is effective for annual reporting periods beginning after December 15, 2027, and for interim periods within that fiscal year. We are currently evaluating the impact of adopting this guidance.

In December 2025, the FASB issued new accounting guidance, ASU 2025-11, Interim Reporting (Topic 270): Narrow Scope Improvements, which clarifies the scope and requirements for interim financial statement disclosures. The amendments create a comprehensive list of required interim disclosures and introduce a disclosure principle requiring entities to disclose, in interim periods, any event or change since the previous year-end that has a material effect on the entity. The guidance is effective for annual reporting periods beginning after December 15, 2027, and for interim periods within that fiscal year. We are currently evaluating the impact of adopting this guidance.

Other recent authoritative guidance issued by the FASB (including technical corrections to the Accounting Standards Codification (“ASC”)) and the SEC did not or are not expected to have a material effect on our consolidated financial statements.

Supplemental information

Property and equipment, net: Property and equipment balances are shown on the Consolidated Balance Sheets net of accumulated depreciation of $400.7 million and $434.3 million as of December 27, 2025 and March 29, 2025, respectively.

Store Closings

On May 23, 2025, following an evaluation of market segmentation and demographic data specific to geographic areas where our stores are located, our Board of Directors approved a plan to close 145 underperforming stores that we identified to have failed to maintain an acceptable level of profitability (the “Store Closure Plan”). These stores were closed during the first quarter of fiscal 2026 and $14.8 million of net store closing costs were recorded during the three months ended June 28, 2025. As of December 27, 2025, the Company had a remaining liability of $4.9 million, representing such costs to be settled in future periods, with $2.7 million and $2.2 million included within Other current liabilities and Other long-term liabilities in our Consolidated Balance Sheets, respectively. We expect these costs to be settled within the next one to five years.

During the three months ended December 27, 2025, the Company sold 20 owned stores and related equipment as part of the Store Closure Plan. We received net proceeds of $14.7 million and recorded a net gain of $7.9 million. Additionally, the Company assigned 17 leases to third parties and early terminated 15 leases. We received net proceeds of $2.6 million and recorded a net gain of $5.6 million, which included the derecognition of lease liabilities. The total net gain of $13.5 million was recorded in operating, selling, general and administrative expenses in our Consolidated Statements of Income and Comprehensive Income for the quarter ended December 27, 2025.

During the nine months ended December 27, 2025, the Company sold 25 owned stores and related equipment as part of the Store Closure Plan. We received net proceeds of $17.4 million and recorded a net gain of $9.1 million. Additionally, the Company assigned 35 leases to third parties and early terminated 22 leases. We received net proceeds of $5.4 million and recorded a net gain of $12.0 million, which included the derecognition of lease liabilities. The total net gain of $21.1 million was recorded in operating, selling, general and administrative expenses in our Consolidated Statements of Income and Comprehensive Income for the nine months ended December 27, 2025.

As a result, net gain on closings included in operating, selling, general and administrative expenses in our Consolidated Statements of Income and Comprehensive Income was $6.3 million for the nine months ended December 27, 2025. Net store closing costs/net gain on closings represent expected costs to be incurred related to the vacating of stores, utilities, real estate taxes, maintenance, other on-going costs related to the properties, and the disposal of inventory and other store assets, net of gains on early lease terminations, lease assignments and sales of owned locations.

We did not incur any material store closing costs in the three and nine months ended December 28, 2024.

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

Monro, Inc. Q3 2026 Form 10-Q	9

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

We completed the closure of 145 underperforming stores under the Store Closure Plan during the first quarter of fiscal 2026 and determined that $13.0 million of building, land and certain equipment met the criteria to be classified as held for sale for the quarter ended June 28, 2025. For the three and nine months ended December 27, 2025, approximately $6.9 million and $8.4 million, respectively, of assets held for sale were sold. As of December 27, 2025, $4.6 million of buildings, land and certain equipment remain classified as assets held for sale.

On June 1, 2023, we announced the planned sale of our corporate headquarters at 200 Holleder Parkway in Rochester, New York and our plan to relocate our corporate headquarters to another location in the greater Rochester area and determined that the related assets met the criteria to be classified as held for sale. On July 3, 2024, we completed the sale of our corporate headquarters. We received net proceeds of approximately $9.1 million and recorded a net gain of approximately $2.8 million in our Consolidated Statements of Income and Comprehensive Income in the second quarter of fiscal 2025.

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

Earnings per Common Share	Three Months Ended		Nine Months Ended
(thousands, except per share data)	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Numerator for earnings per common share calculation:
Net income	$11,139	$4,583	$8,754	$16,093
Less: Preferred stock dividends	(337)	(337)	(1,012)	(1,012)
Income available to common shareholders	$10,802	$4,246	$7,742	$15,081
Denominator for earnings per common share calculation:
Weighted average common shares - basic	30,020	29,949	29,995	29,933
Effect of dilutive securities (a):
Preferred stock	1,205	1,205	1,205	1,205
Restricted stock	178	119	68	83
Weighted average common shares - diluted	31,403	31,273	31,268	31,221

Basic earnings per common share	$0.36	$0.15	$0.26	$0.52
Diluted earnings per common share	$0.35	$0.15	$0.26	$0.52

(a)The effect of preferred stock had an anti-dilutive effect upon the calculation of net income available to the Company’s common shareholders per share during the nine months ended December 27, 2025. Accordingly, the impact of such conversions has not been included in the determination of diluted earnings per share calculations for the nine months ended December 27, 2025.

Note 4 – Income Taxes

For the three months and nine months ended December 27, 2025, our effective income tax rate was 23.6 percent and 28.9 percent, respectively, compared to 21.2 percent and 27.5 percent for the three months and nine months ended December 28, 2024, respectively.

Monro, Inc. Q3 2026 Form 10-Q	10

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

The difference from the statutory rate is primarily due to state taxes and the discrete tax impact related to share-based awards and other adjustments, none of which are individually significant.

On July 4, 2025, the “H.R.1: One Big Beautiful Bill Act” (OBBBA) became law. The OBBBA contains a broad range of tax reform provisions with various effective dates affecting business taxpayers. The legislation did not have a material impact on our effective tax rate for the three and nine months ended December 27, 2025, and we do not expect it to have a material impact on our consolidated financial statements for the year ending March 28, 2026.

Note 5 – Fair Value

Long-term debt had a carrying amount that approximates a fair value of $45.0 million as of December 27, 2025, as compared to a carrying amount and a fair value of $61.3 million as of March 29, 2025. The carrying value of our debt approximated its fair value due to the variable interest nature of the debt.

Note 6 – Cash Dividend

We declared dividends of $0.28 per share totaling $8.7 million for each of the three months ended December 27, 2025 and December 28, 2024, and $0.84 per share totaling $26.2 million for each of the nine months ended December 27, 2025 and December 28, 2024, respectively. The declaration of future dividends will be at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, compliance with charter and contractual restrictions, and such other factors as the Board of Directors deems relevant. Our Credit Facility contains covenants that may limit, subject to certain exemptions, our ability to declare dividends and other distributions. For additional information regarding our Credit Facility, see Note 8.

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

Revenues	Three Months Ended		Nine Months Ended
(thousands)	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Tires (a)	$150,172	$151,426	$423,719	$428,353
Maintenance	73,469	80,070	235,398	246,205
Brakes	35,111	37,628	119,903	119,508
Steering	24,886	25,639	76,703	75,479
Batteries	6,155	6,986	14,988	17,073
Exhaust	3,217	3,680	11,461	12,580
Franchise royalties	377	340	1,165	1,144
Total	$293,387	$305,769	$883,337	$900,342

(a) Includes the sale of tire road hazard warranty agreements and tire delivery commissions.

Monro, Inc. Q3 2026 Form 10-Q	11

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

Revenue from the sale of tire road hazard warranty agreements is initially deferred and is recognized over the contract period as costs are expected to be incurred in performing such services, typically 21 to 36 months. The deferred revenue balances at December 27, 2025 and March 29, 2025 were $19.5 million and $21.0 million, respectively, of which $13.7 million and $14.7 million, respectively, are reported in Deferred revenue and $5.8 million and $6.3 million, respectively, are reported in Other long-term liabilities in our Consolidated Balance Sheets.

\

Changes in Deferred Revenue
(thousands)
Balance at March 29, 2025	$21,048
Deferral of revenue	14,031
Recognition of revenue	(15,590)
Balance at December 27, 2025	$19,489

As of December 27, 2025, we expect to recognize $4.5 million of deferred revenue related to road hazard warranty agreements in the remainder of fiscal 2026, $11.0 million of deferred revenue during our fiscal year ending March 27, 2027, and $4.0 million of deferred revenue thereafter.

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

Monro, Inc. Q3 2026 Form 10-Q	12

CONSOLIDATED FINANCIAL STATEMENTS

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

We were in compliance with all debt covenants at December 27, 2025.

Within the Credit Facility, we have a sub-facility of $80 million available for the purpose of issuing standby letters of credit. The sub-facility requires fees aggregating 87.5 to 212.5 basis points annually of the face amount of each standby letter of credit, payable quarterly in arrears. There was a $30.1 million outstanding letter of credit at December 27, 2025 and at March 29, 2025.

There was $45.0 million outstanding and $424.9 million available under the Credit Facility as of December 27, 2025, subject to compliance with our covenants, as compared to $61.3 million outstanding and $508.7 million available as of March 29, 2025. The carrying value of our debt approximated its fair value due to the variable interest nature of the debt.

Note 9 – Commitments and Contingencies

Commitments

Commitments Due by Period		Within	Within 2 to	Within 4 to	After
(thousands)	Total	1 Year	3 Years	5 Years	5 Years
Principal payments on long-term debt	$45,000	—	$45,000	—	—
Finance lease commitments/financing obligations (a)	291,820	$46,709	84,508	$61,737	$98,866
Operating lease commitments (a)	235,647	47,461	78,385	49,159	60,642
Total	$572,467	$94,170	$207,893	$110,896	$159,508

(a)Finance and operating lease commitments represent future undiscounted lease payments and include $48.8 million and $29.5 million, respectively, related to options to extend lease terms that are reasonably certain of being exercised.

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

Monro, Inc. Q3 2026 Form 10-Q	13

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

Our outstanding supplier obligations eligible for advance payment under the program totaled $229.8 million, $245.5 million, and $247.9 million as of December 27, 2025, March 29, 2025, and December 28, 2024, respectively, and are included within Accounts Payable on our Consolidated Balance Sheets. Our outstanding supplier obligations do not represent actual receivables sold by our suppliers to the financial institutions, which may be lower.

Note 11 – Shareholder Governance Matters

Rights Plan

On November 9, 2025, the Board of Directors approved the adoption of a limited-duration shareholder rights plan (the “Rights Plan”), intended to protect the best interests of all Company shareholders. Pursuant to the Rights Plan, the Company issued one right for each common share outstanding as of the close of business on November 24, 2025. The rights will initially trade with the Company’s common stock and will generally become exercisable only if an entity, person or group acquires beneficial ownership of 17.5% or more of the Company’s outstanding shares (the “triggering percentage”). If the rights become exercisable, all holders of rights (other than the entity, person or group that acquired the triggering percentage) will be entitled to purchase one one-thousandth of a share of preferred stock, par value $0.01 per share, of the Company at a purchase price of $90.00, or the Company’s Board of Directors may exchange one share of the Company’s common stock for each outstanding right (other than rights owned by such entity, person or group, that acquired the triggering percentage, which would have become void). Under the Rights Plan, any person that owns more than the triggering percentage as of the adoption of the Rights Plan may continue to own its shares of common stock but may not acquire any additional shares without triggering the Rights Plan. The Rights Plan has a one-year duration, expiring on November 6, 2026. The Board of Directors may consider an earlier termination of the Rights Plan as circumstances warrant.

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

At the end of the sunset period, all shares of Class C Preferred Stock remaining outstanding will be automatically converted into shares of common stock at the adjusted conversion rate. In addition, the liquidation preference for the Class C Preferred Stock was amended to provide that, upon a liquidation event, each holder of Class C Preferred Stock would be entitled to receive, for each share of Class C Preferred Stock held by the holder upon a liquidation, dissolution, or winding up of the affairs of the Company, an amount equal to the greater of $1.50 per share and the amount the holder would have received had each share of Class C Preferred Stock been converted to shares of common stock immediately prior to the liquidation, dissolution, or winding up. There was no Class C Preferred Stock converted during the nine months ended December 27, 2025 or fiscal 2025. The Reclassification Agreement also provides that, during the sunset period, the Class C Holders will have the right to appoint one member of the Board of Directors. This designee is expected to be Peter J. Solomon, who is one of the Company’s current directors and one of the Class C Holders.

We have determined the amendments to the Class C Preferred Stock, because of the Reclassification Agreement, should be accounted for as a modification.

Monro, Inc. Q3 2026 Form 10-Q	14

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

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

Segment Reporting	Three Months Ended		Nine Months Ended
(thousands)	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Sales	$293,387	$305,769	$883,337	$900,342
Less:
Cost of sales, including occupancy costs	177,828	186,605	531,820	536,127
Operating, selling, general and administrative expenses	81,703	92,077	280,120	275,441
Depreciation and amortization expense	15,286	17,124	46,152	52,362
Interest expense, net	4,045	4,246	13,179	14,526
Other segment items (a)	(54)	(101)	(250)	(303)
Provision for income taxes	3,440	1,235	3,562	6,096
Net income	$11,139	$4,583	$8,754	$16,093

(a)Other segment items consist of other income, net, included in the accompanying Consolidated Statements of Income and Comprehensive Income.

As of December 27, 2025, March 29, 2025 and December 28, 2024, assets held in the U.S. accounted for 100% of total assets.

There were no major customers individually accounting for 10% or more of consolidated net revenues.

Note 13 – Related Parties and Transactions

The Board of Directors of the Company appointed Peter D. Fitzsimmons to serve as the President and Chief Executive Officer as of March 28, 2025. At this time, Mr. Fitzsimmons was serving as a partner and managing director of AlixPartners, LLP (“AlixPartners”). In connection with Mr. Fitzsimmons’ appointment, the Company entered into a consulting agreement with AP Services, LLC (“APS”), an affiliate of AlixPartners, pursuant to which APS provided for Mr. Fitzsimmons to serve as the Company’s Chief Executive Officer and for the additional resources of APS personnel as required. On December 2, 2025, the Company entered into an employment agreement with Peter Fitzsimmons, whereby he will continue to serve as the President and Chief Executive Officer and appointed him as a member of the Board of Directors at which time Mr. Fitzsimmons ceased serving as partner and managing director of AlixPartners and the consulting agreement with APS was terminated.

On March 28, 2025, the Company also entered into a consulting agreement with AlixPartners pursuant to which AlixPartners assessed the Company’s operations to develop a plan to improve the Company’s financial performance.

On May 30, 2025, the Company entered into Addendum 1 of its consulting agreement with AlixPartners, pursuant to which AlixPartners provided services to implement the plan developed from its detailed assessment of the Company (the “Operational Improvement Plan”) through July 31, 2025. Such services included the previously disclosed Store Closure Plan, improving customer experience and the Company’s selling effectiveness, driving profitable customer acquisition and activation, and increasing merchandising productivity, including mitigating tariff risk.

On August 18, 2025, the Company entered into Amendment 1 to Addendum 1 of its consulting agreement with AlixPartners, effective as of July 31, 2025, pursuant to which AlixPartners continued to provide services to implement the next phase of the Operational Improvement Plan through November 1, 2025. Such services included store operations and selling effectiveness, marketing and pricing, merchandising and inventory management, customer segmentation and insights.

On November 10, 2025, the Company entered into Amendment 2 to Addendum 1 of its consulting agreement with AlixPartners, effective as of November 2, 2025, pursuant to which AlixPartners continued to provide services to implement the next phase of the Operational Improvement Plan through December 27, 2025. Such services included embedded capabilities and transitioning tools and supporting revenue acceleration effort.

Monro, Inc. Q3 2026 Form 10-Q	15

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

The Company incurred total expenses related to AlixPartners and APS of $5.2 million and $19.6 million in operating, selling, general and administrative expenses in our Consolidated Statements of Income and Comprehensive Income during the three and nine months ended December 27, 2025, respectively, of which $3.5 million is within Other current liabilities in our Consolidated Balance Sheets at December 27, 2025.

Monro, Inc. Q3 2026 Form 10-Q	16

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

On November 9, 2025, the Board of Directors approved the adoption of a limited-duration shareholder rights plan (the “Rights Plan”), intended to protect the best interests of all Company shareholders and enable them to realize the full potential value of their investment in the Company. The Rights Plan is designed to reduce the likelihood that any entity, person or group would gain control of the Company through the open-market or other accumulation of the Company’s shares without appropriately compensating all shareholders for control. The Rights Plan is not intended to prevent or interfere with any attempt to purchase the entire Company. It is also not intended to prevent or interfere with any action with respect to the Company that the Board determines to be in the best interests of the Company and its shareholders. Instead, it will position the Board to fulfill its fiduciary duties on behalf of all shareholders by ensuring that the Board has sufficient time to make informed judgments about any attempts to control or significantly influence the Company. The Rights Plan will encourage anyone seeking to gain a significant interest in the Company to negotiate directly with the Board prior to attempting to control or significantly influence the Company. Pursuant to the Rights Plan, the Company issued one right for each common share outstanding as of the close of business on November 24, 2025. The rights will initially trade with the Company’s common stock and will generally become exercisable only if an entity, person or group acquires beneficial ownership of 17.5% or more of the Company’s outstanding shares (the “triggering percentage”). Under the Rights Plan, any person that owns more than the triggering percentage as of the adoption of the Rights Plan may continue to own its shares of common stock but may not acquire any additional shares without triggering the Rights Plan. The Rights Plan has a one-year duration, expiring on November 6, 2026. The Board of Directors may consider an earlier termination of the Rights Plan as circumstances warrant. See additional discussion related to the Rights Plan in Note 11 to our consolidated financial statements.

On May 23, 2025, following an evaluation of market segmentation and demographic data specific to geographic areas where our stores are located, our Board of Directors approved a plan to close 145 underperforming stores that we identified to have failed to maintain an acceptable level of profitability (the “Store Closure Plan”). These stores were closed during the first quarter of fiscal 2026 and $14.8 million of net store closing costs were recorded during the quarter ended June 28, 2025. During the nine months ended December 27, 2025, the Company sold 25 owned stores and related equipment. We received net proceeds of $17.4 million and recorded a net gain of $9.1 million. Additionally, the Company assigned 35 leases to third parties and early terminated 22 leases. We received net proceeds of $5.4 million and recorded a net gain of $12.0 million, which included the derecognition of lease liabilities. The total net gain of $21.1 million was recorded in operating, selling, general and administrative expenses in our Consolidated Statements of Income and Comprehensive Income for the nine months ended December 27, 2025.

As a result, net gain on closings included in operating, selling, general and administrative expenses in our Consolidated Statements of Income and Comprehensive Income was $6.3 million for the nine months ended December 27, 2025. Net store closing costs/net gain on closings represent expected costs to be incurred related to the vacating of stores, utilities, real estate taxes, maintenance, other on-going costs related to the properties, and the disposal of inventory and other store assets, net of gains on early lease terminations, lease assignments and sales of owned locations. See additional discussion related to the Store Closure Plan in Note 1 to our consolidated financial statements.

On December 2, 2025, the Company entered into an employment agreement with Peter Fitzsimmons whereby he will continue to serve as the President and Chief Executive Officer and appointed him as a member of the Board of Directors. Prior to December 2, 2025, Mr. Fitzsimmons served as the President and Chief Executive Officer, pursuant to an engagement letter between the Company and AP Services, LLC, an affiliate of AlixPartners, LLP (“AlixPartners”). Following Mr. Fitzsimmons’ departure from AlixPartners, on December 23, 2025 the Company and AlixPartners entered into a master service agreement pursuant to which AlixPartners will be able to serve promptly in consulting roles as needed at its standard engagement rates to support the development and implementation of the Company’s long-term growth strategy to improve the Company’s financial performance. See additional discussion in Note 13 to our consolidated financial statements.

Financial Summary

Third quarter 2026 included the following notable items:

•Diluted earnings per common share (“EPS”) was $0.35.

•Adjusted diluted EPS, a non-GAAP measure, was $0.16.

•Sales decreased 4.0 percent, due to closed stores partially offset by higher comparable store sales.

•Comparable store sales increased 1.2 percent from the prior year period.

•Operating income was $18.6 million.

•Adjusted operating income, a non-GAAP measure, was $10.3 million.

Monro, Inc. Q3 2026 Form 10-Q	17

MANAGEMENT’S DISCUSSION AND ANALYSIS

•Net income was $11.1 million.

•Adjusted net income, a non-GAAP measure, was $5.0 million.

Earnings Per Common Share	Three Months Ended			Nine Months Ended
	December 27, 2025	December 28, 2024	Change	December 27, 2025	December 28, 2024	Change
Diluted EPS	$0.35	$0.15	133.3%	$0.26	$0.52	(50.0)%
Adjustments	(0.19)	0.04		0.32	0.05
Adjusted diluted EPS	$0.16	$0.19	(15.8)%	$0.58	$0.57	1.8%

Adjusted operating income, adjusted net income and adjusted diluted EPS, each of which is a measure not derived in accordance with GAAP, exclude the impact of certain items. Management believes that adjusted operating income, adjusted net income and adjusted diluted EPS are useful in providing period-to-period comparisons of the results of our operations by excluding certain items that are not part of our core operations, such as consulting costs related to the Company’s Operational Improvement Plan, transition costs related to back-office optimization, costs related to shareholder matters, store impairment charges, write-off of debt issuance costs, litigation reserve costs, store closing costs, net of gains on sales of closed stores, lease assignments and early lease terminations, and gain on sale of corporate headquarters net of closing and relocation costs. Reconciliations of these non-GAAP financial measures to GAAP measures are provided beginning on page 20 under “Non-GAAP Financial Measures.”

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

Analysis of Results of Operations

Summary of Operating Income	Three Months Ended			Nine Months Ended
(thousands)	December 27, 2025	December 28, 2024	Change	December 27, 2025	December 28, 2024	Change
Sales	$293,387	$305,769	(4.0)%	$883,337	$900,342	(1.9)%
Cost of sales, including occupancy costs	191,020	200,966	(4.9)	570,950	579,976	(1.6)
Gross profit	102,367	104,803	(2.3)	312,387	320,366	(2.5)
Operating, selling, general and administrative expenses	83,797	94,840	(11.6)	287,142	283,954	1.1
Operating income	$18,570	$9,963	86.4%	$25,245	$36,412	(30.7)%

Sales

Sales include automotive undercar repair, tire replacement and tire related service sales, net of discounts, returns, and revenue from the sale of warranty agreements and commissions earned from the delivery of tires. See Note 7 to our consolidated financial statements for further information. We use comparable store sales to evaluate the performance of our existing stores by measuring the change in sales for a period over the comparable, prior-year period. There were 89 selling days in each of the three months ended December 27, 2025 and December 28, 2024, and 270 selling days in each of the nine months ended December 27, 2025 and December 28, 2024.

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

Sales	Three Months Ended		Nine Months Ended
(thousands)	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Sales	$293,387	$305,769	$883,337	$900,342
Dollar change compared to prior year	$(12,382)		$(17,005)
Percentage change compared to prior year	(4.0)%		(1.9)%

The sales decrease was due to closed stores partially offset by an increase in comparable store sales. The following table shows the primary drivers of the change in sales for the three months and nine months ended December 27, 2025, as compared to the same periods ended December 28, 2024.

Monro, Inc. Q3 2026 Form 10-Q	18

MANAGEMENT’S DISCUSSION AND ANALYSIS

Sales Percentage Change	Three Months Ended	Nine Months Ended
	December 27, 2025	December 27, 2025
Sales change	(4.0)%	(1.9)%
Primary drivers of change in sales
Closed store sales	(5.2)%	(4.5)%
Comparable store sales	1.2%	2.6%

During the three months ended December 27, 2025, comparable store sales increased in our front end/shocks category and our tires category. During the nine months ended December 27, 2025, comparable store sales increased in our front end/shocks, tires, brakes and maintenance service categories, each of which experienced declines during the nine months ended December 28, 2024. The following table shows the primary drivers of the comparable store product category sales change for the three months and nine months ended December 27, 2025, as compared to the same periods ended December 28, 2024.

Comparable Store Product Category Sales Change (a)	Three Months Ended		Nine Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Front end/shocks	7%	6%	17%	(5)%
Tires	5%	(1)%	3%	(4)%
Brakes	(1)%	(6)%	5%	(10)%
Maintenance service	(2)%	(2)%	1%	(6)%
Alignment	(13)%	13%	(7)%	1%
Batteries	(16)%	30%	(12)%	16%

(a)The comparable store product category sales change for the three and nine months ended December 28, 2024, are adjusted for selling days.

Sales by Product Category	Three Months Ended		Nine Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Tires	51%	50%	48%	49%
Maintenance service	26	26	27	27
Brakes	12	12	13	13
Steering (a)	8	8	9	8
Batteries	2	3	2	2
Other	1	1	1	1
Total	100%	100%	100%	100%

(a)Steering product category includes front end/shocks and alignment product category sales.

Change in Number of Company-Operated Retail Stores	Three Months Ended		Nine Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Beginning store count	1,116	1,272	1,260	1,288
Opened (a)	—	—	1	—
Closed (b)	(1)	(9)	(146)	(25)
Ending store count	1,115	1,263	1,115	1,263

(a)We reopened a store that was temporarily closed in a prior year during the nine months ended December 27, 2025.

(b)Includes 145 stores closed in the first quarter of fiscal 2026 as a result of the Store Closure Plan.

Cost of Sales and Gross Profit

\
Gross Profit	Three Months Ended		Nine Months Ended
(thousands)	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Gross profit	$102,367	$104,803	$312,387	$320,366
Percentage of sales	34.9%	34.3%	35.4%	35.6%
Dollar change compared to prior year	$(2,436)		$(7,979)
Percentage change compared to prior year	(2.3)%		(2.5)%

Gross profit, as a percentage of sales, increased 60 basis points (“bps”) for the three months ended December 27, 2025, as compared to the prior year comparable period. Material costs decreased, as a percentage of sales, due primarily to better material margin in our service categories. Occupancy costs decreased, as a percentage of sales, as we gained leverage on these largely fixed costs with higher comparable store sales and benefit from store closures. Partially offsetting this was an increase in technician labor costs, as a percentage of sales, due primarily to wage inflation. Gross profit, as a percentage of sales, decreased 20 basis points for the nine months ended December 27, 2025, as compared to the prior year comparable period. The decrease in gross profit, as a percentage of sales, was primarily due to increased technician labor, due primarily to wage inflation, partially offset by decreased occupancy costs and decreased material costs, due primarily to better material margin in our service categories.

Monro, Inc. Q3 2026 Form 10-Q	19

MANAGEMENT’S DISCUSSION AND ANALYSIS

Gross Profit as a Percentage of Sales Change	Three Months Ended		Nine Months Ended
	December 27, 2025		December 27, 2025
Gross profit change	60	bps	(20)	bps
Primary drivers of change in gross profit as a percentage of sales
Material costs	80	bps	10	bps
Occupancy costs	30	bps	70	bps
Technician labor costs	(50)	bps	(100)	bps

OSG&A Expenses

OSG&A Expenses	Three Months Ended		Nine Months Ended
(thousands)	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
OSG&A Expenses	$83,797	$94,840	$287,142	$283,954
Percentage of sales	28.6%	31.0%	32.5%	31.5%
Dollar change compared to prior year	$(11,043)		$3,188
Percentage change compared to prior year	(11.6)%		1.1%

The decrease of $11.0 million in operating, selling, general and administrative (“OSG&A”) expenses for the three months ended December 27, 2025, from the comparable prior year period is primarily due to a decrease in store closing costs, net of gains on sales of closed stores, lease assignments and early lease terminations and a decrease in costs from closed stores, partially offset by increased store advertising costs and consulting costs related to our Operational Improvement Plan. The following table shows the impact of these costs on the change in OSG&A expenses for the three months and nine months ended December 27, 2025, as compared to the same periods ended December 28, 2024.

OSG&A Expenses Change	Nine Months Ended
(thousands)	December 27, 2025	December 28, 2024
OSG&A expenses change	$(11,043)	$3,188
Drivers of change in OSG&A expenses
Decrease in store closing costs, net of gains on sales of closed stores, lease assignments and early lease terminations	$(13,962)	$(7,419)
Decrease from closed stores	$(7,314)	$(18,210)
Decrease in litigation reserve	$(650)	$(650)
(Decrease) increase from gain on sale of corporate headquarters, net of closing and relocation costs	$(73)	$2,566
(Decrease) increase in comparable stores	$(12)	$4,494
Decrease from transition costs related to back-office optimization	$(9)	$(61)
Decrease in store impairment charges	$—	$(1,551)
Increase from costs related to shareholder matters	$97	$97
Increase in consulting costs related to Operational Improvement Plan	$4,652	$17,638
Increase from store advertising costs	$6,228	$6,284

Other Performance Factors

Net Interest Expense

Net interest expense of $4.0 million for the three months ended December 27, 2025 decreased $0.2 million as compared to the prior year period, and remained as a percentage of sales at 1.4 percent. Weighted average debt outstanding for the three months ended December 27, 2025 decreased by approximately $25.5 million as compared to the three months ended December 28, 2024. This decrease is primarily related to lower finance lease debt related to our stores. The weighted average interest rate increased approximately 30 basis points as compared to the same period of the prior year.

Net interest expense of $13.2 million for the nine months ended December 27, 2025 decreased $1.3 million compared to the prior year period, and decreased as a percentage of sales from 1.6 percent to 1.5 percent. Weighted average debt outstanding for the nine months ended December 27, 2025 decreased by approximately $45.1 million as compared to the prior year period due primarily to lower finance lease debt related to our stores as well as lower debt outstanding under the Credit Facility. The weighted average interest rate increased approximately 10 basis points as compared to the same period of the prior year.

Provision for Income Taxes

For the three months and nine months ended December 27, 2025, our effective income tax rate was 23.6 percent and 28.9 percent, respectively, compared to 21.2 percent and 27.5 percent for the three months and nine months ended December 28, 2024, respectively.

Monro, Inc. Q3 2026 Form 10-Q	20

MANAGEMENT’S DISCUSSION AND ANALYSIS

The year-over-year difference in the effective rate is primarily related to the impact of an income tax benefit in the prior year period from the settlement of certain state income tax returns and the impact from other discrete tax adjustments, none of which are individually significant.

On July 4, 2025, the “H.R.1: One Big Beautiful Bill Act” (OBBBA) became law. The OBBBA contains a broad range of tax reform provisions with various effective dates affecting business taxpayers. The legislation did not have a material impact on our effective tax rate for the three and nine months ended December 27, 2025, and we do not expect it to have a material impact on our consolidated financial statements for the year ending March 28, 2026.

Non-GAAP Financial Measures

In addition to reporting operating income, net income and diluted EPS, which are GAAP measures, this Form 10-Q includes adjusted operating income, adjusted net income and adjusted diluted EPS, which are non-GAAP financial measures. We have included reconciliations to adjusted operating income, adjusted net income and adjusted diluted EPS from our most directly comparable GAAP measures, operating income, net income, and diluted EPS, below. Management views these non-GAAP financial measures as indicators to better assess comparability between periods because management believes these non-GAAP financial measures reflect our core business operations while excluding certain items that are not part of our core operations, such as consulting costs related to the Company’s Operational Improvement Plan, transition costs related to back-office optimization, costs related to shareholder matters, store impairment charges, write-off of debt issuance costs, litigation reserve costs, store closing costs, net of gains on sales of closed stores, lease assignments and early lease terminations, and gain on sale of corporate headquarters net of closing and relocation costs.

These non-GAAP financial measures are not intended to represent, and should not be considered more meaningful than, or as an alternative to, their most directly comparable GAAP measures. These non-GAAP financial measures may be different from similarly titled non-GAAP financial measures used by other companies.

Adjusted operating income is summarized as follows:

Reconciliation of Adjusted Operating Income	Three Months Ended		Nine Months Ended
(thousands)	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Operating income	$18,570	$9,963	$25,245	$36,412
Consulting costs related to the Operational Improvement Plan	4,652	—	17,638	—
Transition costs related to back-office optimization	518	527	1,616	1,677
Costs related to shareholder matters	97	—	97	—
Store impairment charges	—	—	—	1,551
Litigation reserve	—	650	—	650
Net gain on sale of corporate headquarters (a)	—	73	—	(2,566)
Store closing costs, net (b)	(13,525)	437	(6,270)	1,149
Adjusted operating income	$10,312	$11,650	$38,326	$38,873

(a) Amounts in fiscal 2025 include the gain on sale of the corporate headquarters building net of associated closing and relocation costs.

(b) Amounts in fiscal 2026 include the gain on the sale of closed stores, lease assignments and early lease terminations net of closing costs and asset write-offs related to the closure of 145 underperforming stores, in accordance with the Store Closure Plan.

Adjusted net income is summarized as follows:

Reconciliation of Adjusted Net Income	Three Months Ended		Nine Months Ended
(thousands)	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Net income	$11,139	$4,583	$8,754	$16,093
Consulting costs related to the Operational Improvement Plan	4,652	—	17,638	—
Transition costs related to back-office optimization	518	527	1,616	1,677
Costs related to shareholder matters	97	—	97	—
Store impairment charges	—	—	—	1,551
Write-off of debt issuance costs	—	—	263	—
Litigation reserve	—	650	—	650
Net gain on sale of corporate headquarters (a)	—	73	—	(2,566)
Store closing costs, net (b)	(13,525)	437	(6,270)	1,149
Provision for income taxes on pre-tax adjustments	2,147	(479)	(3,469)	(689)
Adjusted net income	$5,028	$5,791	$18,629	$17,865

(a) Amounts in fiscal 2025 include the gain on sale of the corporate headquarters building net of associated closing and relocation costs.

(b) Amounts in fiscal 2026 include the gain on the sale of closed stores, lease assignments and early lease terminations net of closing costs and asset write-offs related to the closure of 145 underperforming stores, in accordance with the Store Closure Plan.

Monro, Inc. Q3 2026 Form 10-Q	21

MANAGEMENT’S DISCUSSION AND ANALYSIS

Adjusted diluted EPS is summarized as follows:

Reconciliation of Adjusted Diluted EPS	Three Months Ended		Nine Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Diluted EPS	$0.35	$0.15	$0.26	$0.52
Consulting costs related to the Operational Improvement Plan	0.11	—	0.42	—
Transition costs related to back-office optimization	0.01	0.01	0.04	0.04
Costs related to shareholder matters (a)	0.00	—	0.00	—
Store impairment charges	—	—	—	0.04
Write-off of debt issuance costs	—	—	0.01	—
Litigation reserve	—	0.01	—	0.01
Net gain on sale of corporate headquarters (a) (b)	—	0.00	—	(0.06)
Store closing costs, net (c)	(0.32)	0.01	(0.15)	0.03
Adjusted diluted EPS	$0.16	$0.19	$0.58	$0.57

(a) Amounts, in the periods presented, may be too minor in amount, net of the impact from income taxes, to have an impact on the calculation of adjusted diluted EPS.

(b) Amounts in fiscal 2025 include the gain on sale of the corporate headquarters building net of associated closing and relocation costs.

(c) Amounts in fiscal 2026 include the gain on the sale of closed stores, lease assignments and early lease terminations net of closing costs and asset write-offs related to the closure of 145 underperforming stores, in accordance with the Store Closure Plan.

Note: The calculation of the impact of non-GAAP adjustments on diluted EPS is performed on each line independently. The table may not add down +/- $0.01 due to rounding.

The other adjustments to diluted EPS reflect estimated annual effective income tax rates of 26.0 percent and 28.4 percent for the three months ended December 27, 2025 and December 28, 2024, respectively and 26.0 percent and 28.0 percent for the nine months ended December 27, 2025 and December 28, 2024, respectively. This represents the tax effect of non-GAAP adjustments calculated at an estimated blended statutory tax rate. See adjustments from the Reconciliation of Adjusted Net Income table above for pre-tax amounts.

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

Future Cash Requirements

We currently expect our capital expenditures to support our projects, including upgrading our facilities and systems, to be $25 million to $35 million in the aggregate in fiscal 2026. Additionally, we have contractual finance lease and operating lease commitments with landlords through October 2040 for $449.1 million in lease payments, of which $93.7 million is due within one year. For details regarding these lease commitments, see Note 9 to our consolidated financial statements.

As of December 27, 2025 we had $45.0 million outstanding under the Credit Facility, none of which is due in the succeeding 12 months. For details regarding our indebtedness that is due, see Note 8 to our consolidated financial statements.

Dividends

We declared dividends of $0.28 per share totaling $8.7 million for each of the three months ended December 27, 2025 and December 28, 2024 and $0.84 per share totaling $26.2 million for each of the nine months ended December 27, 2025 and December 28, 2024, respectively.

Monro, Inc. Q3 2026 Form 10-Q	22

MANAGEMENT’S DISCUSSION AND ANALYSIS

Working Capital Management

As of December 27, 2025, we had a working capital deficit of $274.5 million, an increase of $27.6 million from a deficit of $246.9 million as of March 29, 2025. The overall working capital deficit is a result of extended payment terms negotiated with suppliers. As part of our working capital management, we facilitate a voluntary supply chain finance program to provide our suppliers with the opportunity to sell receivables due from Monro to a participating financial institution subject to the independent discretion of both the supplier and participating financial institution. For details regarding our supply chain finance program, see Note 10 to our consolidated financial statements.

Sources and Conditions of Liquidity

Our sources to fund our material cash requirements are predominantly cash from operations, availability under our Credit Facility, and cash and equivalents on hand.

As of December 27, 2025, we had $4.9 million of cash and equivalents. In addition, we had $424.9 million available under the Credit Facility as of December 27, 2025, subject to compliance with our covenants. We are, and expect to remain, in compliance with these covenants.

We believe that our current sources of funds will provide us with adequate liquidity during the 12-month period following December 27, 2025, as well as in the long-term.

Summary of Cash Flows

The following table presents a summary of our cash flows from operating, investing, and financing activities.

Summary of Cash Flows	Nine Months Ended
(thousands)	December 27, 2025	December 28, 2024
Cash provided by operating activities	$48,220	$102,988
Cash provided by investing activities	6,967	112
Cash used for financing activities	(71,037)	(99,500)
(Decrease) increase in cash and equivalents	(15,850)	3,600
Cash and equivalents at beginning of period	20,762	6,561
Cash and equivalents at end of period	$4,912	$10,161

Cash provided by operating activities

For the nine months ended December 27, 2025, cash provided by operating activities was $48.2 million, which consisted of net income of $8.8 million, increased by non-cash adjustments of $33.1 million, and a change in operating assets and liabilities of $6.4 million. The non-cash charges were largely driven by $46.2 million of depreciation and amortization, as well as $2.3 million in share-based compensation expense and $3.5 million in deferred income tax expense, partially offset by a $18.9 million net gain on disposal of assets. The change in operating assets and liabilities was driven by our inventory balance providing a source of cash of $25.3 million. This was partially offset by timing of payments that caused accounts payable and accrued expenses to be a use of cash of $21.5 million.

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

Cash provided by investing activities

For the nine months ended December 27, 2025, cash provided by investing activities was $7.0 million. This was due to cash proceeds from the disposal of assets primarily related to our Store Closure Plan, of $25.3 million and the final proceeds from the sale of our wholesale tire locations and distribution assets of $3.5 million, partially offset by cash used for capital expenditures, including property and equipment, of $21.8 million.

Monro, Inc. Q3 2026 Form 10-Q	23

MANAGEMENT’S DISCUSSION AND ANALYSIS

For the nine months ended December 28, 2024, cash provided by investing activities was $0.1 million. This was due to cash provided by payments from the disposal of property and equipment, including the proceeds related to the sale of our corporate headquarters, for $12.3 million, and subsequent proceeds from the sale of our wholesale tire locations and distribution assets of $8.5 million, partially offset by cash used for capital expenditures, including property and equipment, of $20.7 million.

Cash used for financing activities

For the nine months ended December 27, 2025, cash used for financing activities was $71.0 million. This was primarily due to payment of finance lease principal and dividends of $28.1 million and $26.2 million, respectively, as well as payments on our Credit Facility, net of amounts borrowed during the period, of $16.3 million.

For the nine months ended December 28, 2024, cash used for financing activities was $99.5 million, which was primarily due to payments on our Credit Facility, net of amounts borrowed during the period, of $42.8 million, as well as payment of finance lease principal and dividends of $29.8 million and $25.8 million, respectively.

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

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 1 to our consolidated financial statements for a discussion of the impact of recently issued accounting standards on our consolidated financial statements as of December 27, 2025 and the expected impact on the consolidated financial statements for future periods.

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

Monro, Inc. Q3 2026 Form 10-Q	24

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Monro, Inc. Q3 2026 Form 10-Q	25

DISCLOSURES ABOUT MARKET RISK & CONTROLS AND PROCEDURES

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from potential changes in interest rates. As of December 27, 2025, excluding finance leases and financing obligations, we had no debt financing at fixed interest rates, for which the fair value would be affected by changes in market interest rates. Our cash flow exposure on floating rate debt would result in annual interest expense fluctuations of approximately $0.5 million and $0.6 million based upon our debt position at December 27, 2025 and at March 29, 2025, respectively, given a change in SOFR of 100 basis points.

Debt financing had a carrying amount that approximates a fair value of $45.0 million as of December 27, 2025, as compared to a carrying amount and a fair value of $61.3 million as of March 29, 2025.

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

Changes in Internal Controls Over Financial Reporting

During the quarter ended December 27, 2025, we implemented Oracle HCM, a cloud-based human resources and payroll system. We executed certain changes to our processes and internal controls where appropriate and will continue to evaluate the design and operating effectiveness of internal controls as a result of this implementation in subsequent periods.

There have been no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended December 27, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Monro, Inc. Q3 2026 Form 10-Q	26

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

Monro, Inc. Q3 2026 Form 10-Q	27

EXHIBITS

Item 6. Exhibits

Exhibit Index
3.1 – Certificate of Amendment to the Restated Certificate of Incorporation, dated November 10, 2025. (November 2025 Form 8-K, Exhibit No. 3.1)

4.1 – Rights Agreement dated as of November 10, 2025, by and between the Company and Equiniti Trust Company, LLC, as rights agent, which includes as Exhibit B the Form of Rights Certificate. (November 2025 Form 8-K, Exhibit No. 4.1)

10.79c – Amendment No. 2 to Addendum 1 under the Agreement by and between the Company and AlixPartners, LLP, effective as of November 2, 2025.
10.81 – Employment Agreement, by and between Monro, Inc. and Peter D. Fitzsimmons, dated December 2, 2025. (December 2025 Form 8-K, Exhibit No. 10.81)*
10.82 – Restricted Stock Award Agreement, by and between Monro, Inc. and Peter D. Fitzsimmons, dated December 2, 2025. (December 2025 Form 8-K, Exhibit No. 10.82)*
10.83 – Restricted Stock Unit Award Agreement, by and between Monro, Inc. and Peter D. Fitzsimmons, dated December 2, 2025. (December 2025 Form 8-K, Exhibit No. 10.83)*
10.84 – Performance Stock Unit Award Agreement, by and between Monro, Inc. and Peter D. Fitzsimmons, dated December 2, 2025. (December 2025 Form 8-K, Exhibit No. 10.84)*
31.1 – Certification of Peter D. Fitzsimmons pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
31.2 – Certification of Brian J. D’Ambrosia pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
32.1 – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002
101.INS – XBRL Instance Document
101.LAB – XBRL Taxonomy Extension Label Linkbase
101.PRE – XBRL Taxonomy Extension Presentation Linkbase
101.SCH – XBRL Taxonomy Extension Schema Linkbase
101.DEF – XBRL Taxonomy Extension Definition Linkbase
101.CAL – XBRL Taxonomy Extension Calculation Linkbase
104 – Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Management contract or compensatory plan or arrangement.

Monro, Inc. Q3 2026 Form 10-Q	28

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONRO, INC.

DATE: January 28, 2026	By:	/s/ Peter D. Fitzsimmons
Peter D. Fitzsimmons
President and Chief Executive Officer (Principal Executive Officer)

DATE: January 28, 2026	By:	/s/ Brian J. D’Ambrosia
Brian J. D’Ambrosia
Executive Vice President – Finance, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Monro, Inc. Q3 2026 Form 10-Q	29