Form 10-K
period 2026-03-28
MONRO, INC.
filed 2026-05-27
CIK 876427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________________

FORM 10-K

_________________________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 28, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______

Commission File Number 0-19357

_________________________________________

Monro, Inc.

(Exact name of Registrant as specified in its Charter)

New York	16-0838627
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

295 Woodcliff Drive, Suite 202
Fairport, New York	14450
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 1 (800) 876-6676

_________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $.01 per share	MNRO	The Nasdaq Stock Market
Rights to Purchase Series D Junior Participating Serial Preferred Stock	MNRO	The Nasdaq Stock Market

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

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on September 27, 2025, was $541,400,000.

As of May 15, 2026, 30,025,266 shares of registrant’s common stock, $0.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2026 Annual Meeting of Shareholders to be held hereafter are incorporated by reference into Part III of this report.

Monro, Inc. 2026 Form 10-K	2

PART I

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” as that term is used in the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they address future events, developments, and results and do not relate strictly to historical facts. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements include, without limitation, statements preceded by, followed by, or including words such as “anticipate,” “believe,” “can,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “strategy,” “will,” “would,” and variations thereof and similar expressions. Forward-looking statements are subject to risks, uncertainties, and other important factors that could cause actual results to differ materially from those expressed. For example, our forward-looking statements include, without limitation, statements regarding:

•the impact of competitive services and pricing;

•the effect of economic conditions and geopolitical uncertainty, seasonality, and the impact of weather conditions and natural disasters on customer demand;

•advances in automotive technologies including adoption of electronic vehicle technology;

•our dependence on third-party vendors for certain inventory;

•the risks associated with vendor relationships and international trade, particularly goods sourced from countries targeted with import tariffs;

•the impact of changes in U.S. trade relations and ongoing trade disputes between the United States and other countries and other potential impediments to imports;

•our ability to generate sufficient cash flows from operations and service our debt obligations, including our expected annual interest expense, fund our future capital expenditures and working capital requirements, and to comply with the debt covenants of our Credit Facility;

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

•expected dividend payments;

•our ability to protect our brands and our reputation; and

•our ability to attract, motivate, and retain skilled field personnel and our key executives.

Any of these factors, as well as such other factors as discussed in Part I, Item 1A., “Risk Factors” and throughout Part II, Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K (“Form 10-K”), as well as in our periodic filings with the Securities and Exchange Commission (the “SEC”), could cause our actual results to

Monro, Inc. 2026 Form 10-K	3

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

Introductory Note

Unless otherwise stated, references to “we,” “our,” “us,” “Monro” or the “Company” generally refer to Monro, Inc. and its direct and indirect subsidiaries on a consolidated basis. Unless specifically indicated otherwise, any references to “2026” or “fiscal 2026,” “2025” or “fiscal 2025,” and “2024” or “fiscal 2024” relate to the years ended March 28, 2026, March 29, 2025 and March 30, 2024, respectively.

Monro, Inc. 2026 Form 10-K	4

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

We believe the convenience and value we offer are key factors in serving and growing our base of customers. At March 28, 2026, we operated 1,115 retail tire and automotive repair stores and serviced approximately 3.8 million vehicles in fiscal 2026.

Our retail tire and automotive repair stores operate primarily under the brands “Tire Choice Auto Service Centers,” “Mr. Tire Auto Service Centers,” “Monro Auto Service and Tire Centers,” “Tire Warehouse Tires for Less,” “Car-X Tire & Auto,” “Ken Towery’s Tire & Auto Care,” “Mountain View Tire & Auto Service,” and “Tire Barn Warehouse”.

Company-operated Store Brands as of March 28, 2026	Stores
Tire Choice Auto Service Centers	297
Mr. Tire Auto Service Centers	297
Monro Auto Service and Tire Centers	296
Tire Warehouse Tires for Less	51
Car-X Tire & Auto	49
Ken Towery’s Tire & Auto Care	30
Mountain View Tire & Auto Service	29
Tire Barn Warehouse	26
Other	40
Total	1,115

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

As of March 29, 2025, Monro had 1,260 Company-operated stores. On May 23, 2025, following an evaluation of market segmentation and demographic data, our Board of Directors approved a plan to close 145 underperforming Company-operated retail stores, that were subsequently closed during the first quarter of fiscal 2026 (the “Store Closure Plan”). For information, see Part II, Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

As of March 28, 2026, Monro had two retread facilities, 46 Car-X franchised locations and 1,115 Company-operated stores in 32 states.

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

Monro incorporated in New York in 1959. We maintain our corporate headquarters in Fairport, New York.

Monro, Inc. 2026 Form 10-K	5

BUSINESS

Business Strategy

Our vision is to be America’s leading auto and tire service center, trusted by consumers as the best place in their neighborhoods for quality automotive service and tires. We believe that success in this vision will position Monro to deliver consistent and sustainable organic growth as well as lead to strong, long-term financial performance. Specifically, we are committed to seeing this vision executed across all aspects of the business, through the following actions:

•Exceed guest expectations. We will continue to invest in and execute strategic initiatives to improve our guests’ in-store experience. This includes leveraging our scale and the strength of our financial position to make critical investments in our business, our technicians and technology, allowing us to further execute on our operational excellence initiatives in 2026.

•Provide consistent value. We intend to be able to offer better value than new car dealers to more price-sensitive consumers. Vehicles generally need more service and repairs as they advance in age. However, as consumers’ vehicles age, the consumers’ willingness to pay higher prices decreases. Monro’s service menu is focused on items that are purchased frequently, like oil changes and other scheduled services, along with higher value services like tires, brakes, and other undercar services. We have rolled out several enhanced offerings, including a walk-in oil service option to provide hassle-free service, which is in addition to our existing online appointment system, and Good, Better, Best oil service package updates to give guests competitively priced options to meet their budgets. We also offer combined tire and related service packages, including installation, alignment, and brake service packages, to better connect tire sales to service categories. Additionally, our tire pricing and category management system allows us to dynamically track demand trends and make rapid adjustments to optimize our tire assortment by leveraging our direct access to tire brands from third-party nationwide distribution networks and express tire delivery programs as well as other tire brands in our tire portfolio to offer the right tires at what we believe are the right price points.

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

Monro, Inc. 2026 Form 10-K	6

BUSINESS

category management, ordering, dashboard, and inventory managed services to us, and an agreement relating to preferred data services provided to us by ATD.

We purchase many of the tires we sell to our guests through a distribution agreement under which ATD supplies and sells certain tires to our retail locations. We also select and purchase parts (including oil) and supplies for all Company-operated stores on a centralized basis through an automatic replenishment system based on operational data we collect from stores daily which allows us to control store inventory on a near real-time basis. National vendors ship most of our parts supply directly to our stores. Additionally, each store has access to the inventory carried by up to the 14 stores nearest to it. Management believes that this feature improves customer satisfaction and store productivity by reducing the time required to locate out-of-stock parts and tires. It also improves profitability because it reduces the amount of inventory which must be purchased outside Monro from local vendors. Local vendor purchases are made when needed at the store level and accounted for approximately 34 percent of all parts and tires purchased in 2026.

Our ten largest vendors accounted for approximately 88 percent of our total stocking purchases, with the largest vendor accounting for approximately 35 percent of total stocking purchases in 2026. We purchase parts (including oil) and tires from approximately 43 vendors. Management believes that our relationships with vendors are excellent and that alternative sources of supply exist, at comparable cost, for substantially all parts used in our business.

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

As of March 28, 2026, Monro had approximately 6,440 employees, of whom 6,270 were employed in the field organization, 160 were employed at our corporate headquarters, referred to as the “store support center”, and 10 were employed in other offices. Monro’s employees are not members of any union.

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

Monro, Inc. 2026 Form 10-K	7

BUSINESS

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

Inclusive Workplace

Representing the communities and guests we serve is one of our core values. This commitment will continue to be supported by training and awareness programs as well as focused efforts to recruit, retain, develop, and promote a workforce with a broad range of experiences and backgrounds. Our Code of Ethics lays out a zero-tolerance policy for discrimination or harassment behavior.

We have added resources to our recruitment team and expanded the recruitment platforms we use to broaden our pool of candidates. We also view training as a tool to foster inclusion and, through Monro University, we provide courses designed to raise awareness about eliminating workplace discrimination to all our teammates. We strive to create and maintain an environment where all teammates can be successful.

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

Monro, Inc. 2026 Form 10-K	8

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

Monro strives to maintain an environmentally conscious corporate culture, demonstrated by our recycling policies at our offices and stores. In 2026, Monro recycled approximately 1.6 million gallons of oil and 3.1 million tires, as well as approximately 84,500 vehicle batteries and 300 tons of cardboard, all as part of our commitment to the environment.

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

Our investor presentation regarding the financial results for the fiscal year ended March 28, 2026 is available and accessible at Monro’s Investor Relations page at https://corporate.monro.com/investors under the Events and Presentations tab. Information available on our website is not a part of, and is not incorporated into, this Form 10-K. We intend to make future investor presentations available exclusively through our Investor Relations page.

Monro, Inc. 2026 Form 10-K	9

RISK FACTORS

Item 1A. Risk Factors

In addition to the risks discussed elsewhere in this annual report, the following are the important factors that could cause Monro’s actual results to differ materially from those projected in any forward-looking statements. These disclosures reflect Monro’s beliefs and opinions as to factors that could materially and adversely affect Monro and its securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future.

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

The automotive repair industry and our financial performance are sensitive to changes in overall economic conditions that impact consumer spending, including inflation, the imposition of import tariffs, changes in interest rates and economic volatility. Future economic conditions affecting consumer income such as employment levels, business conditions, interest rates, inflation and tax rates could reduce consumer spending or cause consumers to shift their spending to other products. Inflation and rising energy costs may continue to cause consumers to be more sensitive to price changes and cause consumers to “trade down” in the price of products or services purchased or to delay or forgo vehicle maintenance entirely. Alternatively, during periods of good economic conditions, consumers may decide to purchase new vehicles rather than servicing their older vehicles. In addition, if automobile manufacturers offer lower pricing on new or leased cars, more consumers may purchase or lease new vehicles rather than servicing older vehicles. A general reduction in the level of consumer spending or shifts in consumer spending to other services could have a material adverse effect on our growth, sales, and profitability.

We are subject to cycles in the general economy and customers’ use of vehicles and seasonality, which may impact demand for our products and services.

Our industry is influenced by the number of miles driven by automobile owners. Factors that may cause the number of miles driven by automobile owners to decrease include the weather, travel patterns, gas prices, trends in remote work and fluctuations in the general economy. When the retail cost of gasoline increases, such as after the war with Iran and the closing of the Strait of Hormuz, the Russian invasion of Ukraine, in addition to other geopolitical events, the number of miles driven by automobile owners may decrease, which could result in less frequent service intervals and fewer repairs. The number of vehicle miles driven may also decrease if consumers begin to rely more heavily on mass transportation.

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

Monro, Inc. 2026 Form 10-K	10

RISK FACTORS

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

While we may be able to identify alternative sources for most of the products we sell or use at our stores, the loss of a major supplier or the loss of a combination of suppliers could have a material adverse effect on our business, financial condition, or results of operations. If any of our suppliers do not perform adequately or otherwise fail to distribute parts or other supplies to our stores, our inability to replace the suppliers in a timely manner and on acceptable terms could increase our costs and could cause shortages or interruptions that could have a material adverse effect on our business, financial condition, and results of operations.

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

We also face other risks associated with the delivery of inventory originating outside the United States, including:

•potential economic and political instability in countries where our suppliers are located or along the shipping routes used to deliver the products;

Monro, Inc. 2026 Form 10-K	11

RISK FACTORS

•increases in shipping costs;

•transportation delays and interruptions, including those occurring as a result of geopolitical events, like the war with Iran and the closing of the Strait of Hormuz, the war in Ukraine, the Israel-Hamas war or public health emergencies;

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

In recent years, trade tensions between the U.S. and countries targeted with tariffs have increased as the U.S. government has implemented and proposed tariffs and the countries targeted with tariffs have proposed retaliatory tariffs. Although we have no foreign operations and do not manufacture any products, tariffs imposed on products that we sell, such as tires, cause our expenses to increase, which could adversely affect our profitability unless we are able to raise our prices for these products. If we increase the price of products impacted by tariffs, our service offerings may become less attractive relative to services offered by our competitors or cause our customers to trade down in price or delay needed maintenance. Given the uncertainty regarding the scope and duration of these trade actions by the U.S. or other countries, the impact of these trade actions on our operations or results remains uncertain. However, the tariffs, along with any additional tariffs or retaliatory trade restrictions implemented by other countries, could adversely affect the operating profits of our business, which could have an adverse effect on our consolidated results of operations and cash flows.

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

As of March 28, 2026, there was $60.0 million outstanding under the Credit Facility. Any significant increase in our leverage could have the following risks:

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

If we are not able to remain in compliance with our debt covenants, our lenders may restrict our ability to draw on our Credit Facility, which could have a negative impact on our operations, ability to pay dividends and growth potential.

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

Monro, Inc. 2026 Form 10-K	12

RISK FACTORS

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

Monro, Inc. 2026 Form 10-K	13

RISK FACTORS

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

Monro, Inc. 2026 Form 10-K	14

RISK FACTORS

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

We may not have the resources or technical expertise to anticipate or prevent rapidly evolving types of cyber-attacks. Attacks have been targeted at us, our vendors, suppliers and customers, or at others who have entrusted us with information.

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

Our goodwill is subject to an impairment test on an annual basis. Goodwill, other intangible assets, and long-lived assets are also tested whenever events and circumstances indicate that goodwill, other intangible assets and/or long-lived assets may be impaired. Any excess goodwill resulting from the impairment test must be written off in the period of determination.  For example, during the fourth quarter of 2026, we experienced a decline in our market capitalization as a result of a decrease in our stock price. Our stock price has a history of volatility, however, given the decrease was sustained throughout the quarter, we viewed this event as a triggering event and performed

Monro, Inc. 2026 Form 10-K	15

RISK FACTORS

a quantitative analysis of the fair value of the Company’s single reporting unit as of March 28, 2026 which resulted in an estimated fair value that exceeded its carrying value, including goodwill. Under further analysis, we concluded that no impairment of goodwill was required as of March 28, 2026, and we have since undertaken operational changes, including changes in management and strategy, that we believe will lead to improvements in the performance of the business and cash flows. However, if our growth and profitability initiatives do not realize their expected benefits, goodwill and other intangible assets could be subject to impairment.

Intangible assets (other than goodwill and indefinite-lived intangible assets) and other long-lived assets are generally amortized or depreciated over the useful life of such assets. Additionally, we have evaluated our ability to recover the carrying value of our intangible assets and also concluded that we do not have any impairment of intangible assets for the year ended March 28, 2026.

We assess potential impairments to our long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. For example, in fiscal 2026, we incurred store impairment charges of approximately $0.3 million after considering changes in their actual and forecasted financial performance, reassessing their recoverability using an undiscounted cash flow model, and determining their carrying value may not be recoverable. In addition, from time to time, we may acquire or make an investment in a business that will require us to record goodwill based on the purchase price and the fair value of assets acquired and liabilities assumed. We have significantly increased our goodwill because of our acquisitions. We may subsequently experience unforeseen issues with the businesses we acquire, which may adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of recoverability of the recorded goodwill and intangible assets. Future determinations of significant write-offs of goodwill, intangible assets, or other long-lived assets, because of an impairment test or any accelerated amortization or depreciation of other intangible assets or other long-lived assets could have a material negative impact on our results of operations and financial condition.

See Note 5 to the Company’s consolidated financial statements for further detail on goodwill and intangible assets.

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

On May 23, 2025, following an evaluation of market segmentation and demographic data specific to geographic areas where our stores are located, our Board of Directors approved a plan to close 145 underperforming stores that we identified to have failed to maintain an acceptable level of profitability (the “Store Closure Plan”). These stores were closed and $14.8 million of closing costs were recorded during the first quarter of fiscal 2026. As of March 28, 2026, we had a remaining liability of $3.7 million, representing such costs to be settled in future periods, with $1.8 million and $1.9 million included within Other current liabilities and Other long-term liabilities in our Consolidated Balance Sheets, respectively. We expect these costs to be settled within the next one to five years.

As of March 28, 2026, we had sold 26 owned stores and related equipment under the Store Closure Plan. We received net proceeds of $19.7 million and recorded a net gain of $9.9 million. Additionally, we assigned 36 leases to third parties and early terminated 32 leases. We received net proceeds of $5.6 million and recorded a net gain of $12.2 million, which included the derecognition of lease liabilities.

The net gain of $7.3 million was recorded in operating, selling, general and administrative expenses in our Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the year ended March 28, 2026. Net store closing costs/net gain on store closings represent expected costs to be incurred related to the vacating of stores, utilities, real estate taxes, maintenance, other on-going costs related to the properties, and the disposal of inventory and other store assets, net of gains on early lease terminations, lease assignments and sales of owned locations. See Note 1 for additional information on store closings.

These and any future store closings could result in additional costs and have a material negative impact on our results of operations and financial condition.

Risks Related to Our Common Stock

The amount and frequency of our common stock repurchases and dividend payments may fluctuate or cease.

The amount, timing and execution of our common stock repurchase program may fluctuate based on limits under our Credit Facility and our priorities for using cash. We may need to use these funds for other purposes, such as operational expenses, capital expenditures, acquisitions or repayment of indebtedness. Changes in operational results, cash flows, tax laws and the market price of our common stock could also impact our common stock repurchase program and other capital activities. In addition, our Board of Directors determines whether the return of capital to shareholders, through our common stock repurchase program or dividends on the common stock, is in

Monro, Inc. 2026 Form 10-K	16

RISK FACTORS

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

At least 60% of the shares of Class C Convertible Preferred Stock (the “Class C Preferred”) must vote as a separate class or unanimously consent to effect or validate any action taken by our common shareholders. Therefore, the Class C Preferred holders have an effective veto over all matters put to a vote of our common stock and could use that veto power to block any matter that the holders of common stock may approve. As of March 28, 2026, Peter J. Solomon, one of our directors, and members of his family beneficially own all of the outstanding shares of Class C Preferred. Although the Class C Preferred shares are subject to mandatory conversion prior to an agreed sunset date expected in fiscal 2027 (see Note 17 to the Company’s consolidated financial statements for further detail), until the Class C Preferred shares are converted into common stock after the sunset period, Mr. Solomon will be able to control matters requiring approval by our shareholders, including the election of members of our Board of Directors, the adoption of amendments to our certificate of incorporation, and the approval of any merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. Mr. Solomon may have interests that differ from our common shareholders and may vote in a way with which our other shareholders disagree or adverse to our shareholders’ interests. The concentration of voting control will limit or preclude our common shareholders’ ability to influence corporate matters and could have the effect of delaying, preventing, or deterring a change in control of our company, could deprive holders of our common stock of an opportunity to receive a premium for their shares as part of a sale of our company and could negatively affect the market price of our common stock. In addition, this concentration of voting power may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that our other shareholders or the Board of Directors may feel are in our best interest.

Provisions in our certificate of incorporation, bylaws, and shareholder rights plan may prevent or delay an acquisition of us, which could decrease the price of our common stock.

Our certificate of incorporation, bylaws, and shareholder rights plan contain provisions intended to deter coercive takeover practices and inadequate takeover bids and to encourage prospective acquirers to negotiate with our Board of Directors rather than to attempt an unsolicited takeover not approved by our Board of Directors. These provisions include:

•the concentration of voting power in the Class C Preferred shares;

•the discouragement of any person or group from acquiring 17.5% or more of our common stock from doing so without obtaining our agreement because such an acquisition would cause the person or group to suffer substantial dilution;

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

Monro, Inc. 2026 Form 10-K	17

RISK FACTORS

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

We have a defined benefit pension plan covering employees who met eligibility requirements but is closed to new participants. As of March 28, 2026, the pension plan was overfunded on a projected benefit obligation basis by approximately $1.4 million. Included in our financial results are pension plan costs that are measured using actuarial valuations. The actuarial assumptions used may differ from actual results. In addition, because our pension plan assets are invested in marketable securities, fluctuations in market values can negatively impact our funded status, recorded pension liability, and future required minimum contribution levels. Similar to fluctuations in market values, a decline in the discount rate used in the actuarial assumptions can negatively impact our funded status, recorded pension liability and future contribution levels.

Also, continued changes in the mortality assumptions can impact our funded status. Further volatility in the performance of financial markets, changes in actuarial assumptions or changes in regulations regarding minimum funding requirements could require material increases to our expected cash contributions to the pension plans in future years. See Note 13 to the Company’s consolidated financial statements for further detail on our pension plan.

Item 1B. Unresolved Staff Comments

None.

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

Our cybersecurity program has a set of controls and priorities with a multi-pronged approach that includes:

●quarterly cybersecurity awareness training for teammates, weekly phishing simulation testing and other cybersecurity awareness campaigns (e.g., articles, flyers, cybersecurity awareness month);

●a dedicated security operations team to monitor, analyze, and respond to security threats 24/7;

●security governance to manage and maintain security processes;

●intrusion, detection, and prevention systems;

●a vulnerability management program to identify and remediate security liabilities;

Monro, Inc. 2026 Form 10-K	18

RISK FACTORS

●a configuration management program to harden systems based on industry standards;

●industry-leading email security, endpoint detection, and response platforms;

●threat intelligence from multiple resources to identify and anticipate emerging threats;

●network and web application firewalls;

●multi-factor authentication;

●network segmentation to isolate and safeguard critical systems and sensitive data; and

●an Artificial Intelligence (“AI”) Implementation and Risk Management policy, guided by the NIST AI Risk Management Framework, to promote responsible, secure and compliant use of AI technology at the Company.

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

In the event of a cybersecurity incident, a cross-functional team - led by the Senior Vice President - Chief Information Officer (our “CISO”) and Chief Legal Officer (“CLO”) - is equipped with a well-defined IRP. The IRP includes immediate actions intended to mitigate the impact of the incident, and long-term strategies for remediation and prevention of future incidents. Among other things, the IRP sets forth roles and responsibilities in connection with detecting, assessing, and mitigating cybersecurity incidents and outlines applicable communication and escalation protocols. The IRP includes controls and procedures that are designed to ensure prompt escalation of certain cybersecurity incidents to our Chief Executive Officer and Chief Financial Officer and to the Audit Committee so that, among other things, decisions regarding public disclosure and reporting of such incidents can be made in a timely manner. The Company regularly tests and evaluates the effectiveness of the IRP and the Company’s recovery plan.

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

Monro, Inc. 2026 Form 10-K	19

RISK FACTORS

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

Management’s Role

Our CISO has primary operational responsibility for the Company’s cybersecurity function. The CISO has served in various roles in information technology and information security for over 36 years, with ten years’ experience in cybersecurity. The CISO, together with the Senior Director - Infrastructure & Security - who has 31 years’ experience in various information technology and information security roles and 12 years of cybersecurity experience - and the CLO have primary responsibility for assessing and managing material cybersecurity risks. This group, and their supporting teams, meet regularly to review security performance metrics, identify security risks, and assess the status of approved security enhancements. This group also considers and makes recommendations on security policies and procedures, security service requirements, and risk mitigation strategies.

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

Monro, Inc. 2026 Form 10-K	20

PROPERTIES, LEGAL PROCEEDINGS & MINE SAFETY DISCLOSURES

Item 2. Properties

Company-operated Stores as of March 28, 2026	Stores	Company-operated Stores as of March 28, 2026	Stores
Arkansas	2	Minnesota	3
California	94	Missouri	17
Connecticut	32	Nevada	14
Delaware	6	New Hampshire	28
Florida	101	New Jersey	39
Georgia	11	New York	134
Idaho	4	North Carolina	54
Illinois	23	Ohio	107
Indiana	30	Pennsylvania	106
Iowa	16	Rhode Island	11
Kentucky	29	South Carolina	10
Louisiana	11	Tennessee	16
Maine	17	Vermont	6
Maryland	65	Virginia	65
Massachusetts	31	West Virginia	9
Michigan	15	Wisconsin	9
		Total	1,115

Company-operated Stores and Other Properties as of March 28, 2026	Stores
Leased	783
Owned	290
Owned buildings on leased land	42
Total	1,115

Our policy is to situate new Company-operated stores in the best locations, without regard to the form of ownership required to develop the locations. In general, we lease store sites for a five-year period with various renewal options. Giving effect to all renewal options, approximately 56 percent of the store leases (465 stores) expire after March 2036.

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

Item 4. Mine Safety Disclosures

Not applicable.

Monro, Inc. 2026 Form 10-K	21

OTHER INFORMATION

PART II

Item 5. Market for the Company's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the Nasdaq Stock Market under the symbol "MNRO". We are authorized to issue up to 65,000,000 shares of common stock, par value $0.01, and up to 150,000 shares of Class C Preferred Stock, par value $1.50. In May 2023, we entered into an agreement to reclassify our equity capital structure to eliminate the Class C Preferred. The Class C Preferred shares are subject to mandatory conversion prior to an agreed sunset date expected in fiscal 2027. For additional information regarding the equity capital structure reclassification, see Note 17 to the Company’s consolidated financial statements.

Share Repurchase Activity

On May 19, 2022, our Board of Directors authorized a share repurchase program for the repurchase of up to $150 million of shares of our common stock with no stated expiration. Under the program, we have repurchased 3.7 million shares of common stock at an average price of $37.61, for a total investment of $140.9 million. As of March 28, 2026, the dollar value of shares that may yet be purchased under the program is $9.1 million. We are currently prohibited from repurchasing our securities if there are outstanding amounts under the Credit Facility immediately before or after giving effect to the repurchase. Accordingly, there were no share repurchases in fiscal 2026 or 2025.

Holders of Record

As of May 15, 2026 our common stock was held by approximately 47 shareholders of record. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.

Dividends

Dividends declared per share for 2026, 2025 and 2024 are disclosed in our Consolidated Statements of Changes in Shareholders’ Equity. The declaration of future dividends will be at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, compliance with charter and contractual restrictions, and such other factors as the Board of Directors deems relevant. Our Credit Facility contains covenants that may limit, subject to certain exemptions, our ability to declare dividends and other distributions. For additional information regarding our Credit Facility, see Part II, Item 7, “Credit Facility” of this report and Note 6 to the Company’s consolidated financial statements.

Monro, Inc. 2026 Form 10-K	22

OTHER INFORMATION

Stock Performance Graph

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$160
$140
$120
$100
$80
$60
$40
$20
$0
3/21
3/22
3/23
3/24
3/25
3/26
Monro, Inc.
S&P SmallCap 600
S&P Composite 1500 Specialty Retail

Copyright© 2026 Standard & Poor's, a division of S&P Global. All rights reserved.

	Fiscal Years Ended March
	2021	2022	2023	2024	2025	2026
Monro, Inc.	$100.00	$68.68	$78.36	$51.65	$24.83	$29.25
S&P SmallCap 600 Index	100.00	101.23	92.30	107.01	103.39	124.58
S&P Composite 1500 Specialty Retail Index	100.00	100.08	105.00	137.53	136.15	141.11

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

Item 6. [Reserved]

Monro, Inc. 2026 Form 10-K	23

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

Recent Developments

On November 9, 2025, the Board of Directors approved the adoption of a limited-duration shareholder rights plan (The “Rights Plan”), intended to protect the best interests of all Company shareholders and enable them to realize the full potential value of their investment in the Company. The Rights Plan is designed to reduce the likelihood that any entity, person or group would gain control of the Company through the open-market or other accumulation of the Company’s shares without appropriately compensating all shareholders for control. The Rights Plan is not intended to prevent or interfere with any attempt to purchase the entire Company. It is also not intended to prevent or interfere with any action with respect to the Company that the Board determines to be in the best interests of the Company and its shareholders. Instead, it will position the Board to fulfill its fiduciary duties on behalf of all shareholders by ensuring that the Board has sufficient time to make informed judgements about any attempts to control or significantly influence the Company. The Rights Plan will encourage anyone seeking to gain a significant interest in the Company to negotiate directly with the Board prior to attempting to control or significantly influence the Company. Pursuant to the Rights Plan, the Company issued one right for each common share outstanding, as of the close of business on November 24, 2025. The rights will initially trade with the Company’s common stock and will generally become exercisable only if an entity, person or group acquires beneficial ownership of 17.5% or more of the Company’s outstanding shares (the “triggering event”). Under the Rights Plan, any person that owns more than the triggering percentage as of the adoptions of the Rights Plan may continue to own its shares of common stock but may not acquire any additional shares without triggering the Rights Plan. The Rights Plan has a one-year duration, expiring on November 6, 2026. The Board of Directors may consider an earlier termination of the Rights Plan as circumstances warrant. See additional discussion related to the Rights Plan in Note 17 to our consolidated financial statements.

In connection with Mr. Fitzsimmons’ appointment as President and Chief Executive Officer as of March 28, 2025, the Company entered into a consulting agreement with AlixPartners, LLP (“AlixPartners”) as of March 28, 2025, pursuant to which AlixPartners assessed the Company’s operations to develop a plan to improve the Company’s financial performance. On December 2, 2025, the Company entered into an employment agreement with Peter Fitzsimmons whereby he will continue to serve as our President and Chief Executive Officer and appointed him as a member of the Board of Directors. Prior to December 2, 2025, Mr. Fitzsimmons served as the President and Chief Executive Officer, pursuant to an engagement letter between the Company and AP Services, LLC, an affiliate of AlixPartners. Following Mr. Fitzsimmons’ departure from AlixPartners, on December 23, 2025 the Company and AlixPartners entered into a master service agreement pursuant to which AlixPartners will be able to serve promptly in consulting roles as needed at its standard engagement rates to support the development and implementation of the Company’s long-term growth strategy to improve the Company’s financial performance. See additional discussion in Note 16 to our consolidated financial statements.

On May 23, 2025, following an evaluation of market segmentation and demographic data specific to geographic areas where our stores are located, our Board of Directors approved a plan to close 145 underperforming stores that we identified to have failed to maintain an acceptable level of profitability (the “Store Closure Plan”). These stores were closed and $14.8 million of closing costs were recorded during the first quarter of fiscal 2026. As of March 28, 2026, the Company had a remaining liability of $3.7 million, representing such costs to be settled in future periods, with $1.8 million and $1.9 million included within Other current liabilities and Other long-term liabilities in our Consolidated Balance Sheets, respectively. We expect these costs to be settled within the next one to five years.

As of March 28, 2026, the Company sold 26 owned stores and related equipment. We received net proceeds of $19.7 million and recorded a net gain of $9.9 million. Additionally, the Company assigned 36 leases to third parties and early terminated 32 leases. We received net proceeds of $5.6 million and recorded a net gain of $12.2 million, which included the derecognition of lease liabilities.

The net gain of $7.3 million was recorded in operating, selling, general and administrative expenses in our Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the year ended March 28, 2026. Net store closing costs/net gains on closings represent expected costs to be incurred related to the vacating of stores, utilities, real estate taxes, maintenance, other on-going costs related to the properties, and the disposal of inventory and other store assets, net of gains on early lease terminations, lease assignments and sales of owned locations. See additional discussion in Note 1 to our consolidated financial statements.

Monro, Inc. 2026 Form 10-K	24

MANAGEMENT’S DISCUSSION AND ANALYSIS

On May 21, 2026, we entered into an amendment (the “Sixth Amendment”) to our Credit Facility, which, among other things, amends the terms of certain of the financial and restrictive covenants in the credit agreement to provide us with additional flexibility to operate our business. See additional discussion under Part II, Item 9B, “Other Information”, and Note 6 to our consolidated financial statements.

Economic Conditions

The United States economy has experienced significant inflation and rising energy costs during fiscal 2025 and fiscal 2026 and there are market expectations that consumer prices may remain at elevated levels for a sustained period. In addition, labor availability has continued to be constrained and market labor costs have continued to increase. These conditions may give rise to an economic slowdown, and perhaps a recession, and could further increase our costs and/or impact our revenues. It is unclear whether the current economic conditions and government responses to these conditions, including inflation, rising energy costs, tariffs, changing interest rates, and geopolitical uncertainty, will result in an economic slowdown or recession in the United States. If that occurs, demand for our products and services may further decline, possibly significantly, which may significantly and adversely impact our business, results of operations and financial position.

Financial Summary

Fiscal 2026 included the following notable items:

•Diluted earnings per common share (“EPS”) was $0.03.

•Adjusted diluted earnings per common share, a non-GAAP measure, was $0.42.

•Sales decreased 3.2 percent, due to closed stores partially offset by higher comparable store sales.

•Comparable store sales increased 1.4 percent from the prior year.

•Operating income of $20.0 million was 59.4 percent higher than the prior year.

•Adjusted operating income, a non-GAAP measure, was $35.8 million.

•Net income was $2.2 million.

•Adjusted net income, a non-GAAP measure, was $14.0 million.

Earnings Per Common Share			Percent Change
	2026	2025	2026/2025
Diluted earnings (loss) per common share	$0.03	$(0.22)	113.6%
Adjustments	0.39	0.70
Adjusted diluted earnings per common share	$0.42	$0.48	(12.5)%

Adjusted operating income, adjusted net income and adjusted diluted EPS, each of which is a measure not derived in accordance with generally accepted accounting principles in the U.S. (“GAAP”), exclude the impact of certain items. Management believes that adjusted operating income, adjusted net income and adjusted diluted EPS are useful in providing period-to-period comparisons of the results of our operations by excluding certain items that are not part of our core operations, such as consulting costs related to the Company’s Operational Improvement Plan, transition costs related to back-office optimization, costs related to shareholder matters, management restructuring/transition costs, store impairment charges, write-off of debt issuance costs, litigation reserve costs, gain on sale of corporate headquarters net of closing and relocation costs, and net of gains (losses) on sales of closed stores, lease assignments and early lease terminations. Reconciliations of these non-GAAP financial measures to GAAP measures are provided beginning on page 28 under “Non-GAAP Financial Measures.”

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

Analysis of Results of Operations

Summary of Operating Income			Percent Change
(thousands)	2026	2025	2026/2025
Sales	$1,157,176	$1,195,334	(3.2)%
Cost of sales, including occupancy costs	751,915	777,689	(3.3)
Gross profit	405,261	417,645	(3.0)
Operating, selling, general and administrative expenses	385,232	405,080	(4.9)
Operating income	$20,029	$12,565	59.4%

Monro, Inc. 2026 Form 10-K	25

MANAGEMENT’S DISCUSSION AND ANALYSIS

We have elected to omit discussion on the earliest of the three years covered by the consolidated financial statements presented. The discussion of our fiscal 2025 performance compared to our fiscal 2024 performance and our financial condition as of March 29, 2025 is incorporated herein by reference to Part I, Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in our Form 10-K for the fiscal year ended March 29, 2025, filed on May 28, 2025.

Sales

Sales include automotive undercar repair, tire replacement and tire related service sales, net of discounts, returns, etc., and revenue from the sale of warranty agreements and commissions earned from the delivery of tires. See Note 7 to the Company’s consolidated financial statements for additional information. We use comparable store sales to evaluate the performance of our existing stores by measuring the change in sales for a period over the comparable, prior-year period. There were 361 selling days in both 2026 and 2025.

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

Sales
(thousands)	2026	2025
Sales	$1,157,176	$1,195,334
Dollar change compared to prior year	$(38,158)
Percentage change compared to prior year	(3.2)%

The sales decrease was due to closed stores partially offset by an increase in comparable store sales. The following table shows the primary drivers of the change in sales between 2026 and 2025.

Sales Percentage Change	2026
Sales change	(3.2)%
Primary drivers of change in sales
Closed store sales	(4.6)%
Comparable stores sales	1.4%

During the year ended March 28, 2026, comparable store sales increased in front end/shocks, brakes and tires. The following table shows the primary drivers of the comparable store product category sales change for 2026 compared to 2025.

Comparable Store Product Category Sales Change (a)	2026	2025
Front end/shocks	12%	2%
Brakes	4%	(8)%
Tires	2%	(3)%
Maintenance Service	0%	(4)%
Alignment	(6)%	0%
Batteries	(9)%	19%

(a) Comparable store product category sales changes are adjusted for selling days for the year ended March 29, 2025, as there were fewer selling days in fiscal 2025 than fiscal 2024.

Sales by Product Category	2026	2025
Tires	48%	47%
Maintenance Service	27	28
Brakes	13	13
Steering (a)	9	9
Batteries	2	2
Other	1	1
Total	100%	100%

(a) Steering product category includes front end/shocks and alignment product category sales.

Monro, Inc. 2026 Form 10-K	26

MANAGEMENT’S DISCUSSION AND ANALYSIS

Change in Number of Stores	2026
Beginning store count	1,260
Opened (a)	1
Closed (b)	(146)
Ending store count	1,115

(a)We reopened a store that was temporarily closed in a prior year.

(b)Includes 145 stores closed in the first quarter of fiscal 2026 as a result of the Store Closure Plan.

Cost of Sales and Gross Profit

Gross Profit
(thousands)	2026	2025
Gross profit	$405,261	$417,645
Percentage of sales	35.0%	34.9%
Dollar change compared to prior year	$(12,384)
Percentage change compared to prior year	(3.0)%

Gross profit, as a percentage of sales, increased approximately 10 basis points (“bps”) in 2026 as compared to the prior year. The increase in gross profit, as a percentage of sales, was primarily due to decreased occupancy costs as a percentage of sales, as we gained leverage on these largely fixed costs as a result of the Store Closure Plan and higher comparable store sales. This was partially offset by an increase in technician labor costs, primarily due to wage inflation.

Gross Profit as a Percentage of Sales Change	2026
Gross profit change	10	bps
Drivers of change in gross profit as a percentage of sales
Occupancy costs	60	bps
Technician labor costs	(50)	bps

Operating, Selling, General and Administrative Expenses (“OSG&A”)

OSG&A
(thousands)	2026	2025
Operating, Selling, General and Administrative Expenses	$385,232	$405,080
Percentage of sales	33.3%	33.9%
Dollar change compared to prior year	$(19,848)
Percentage change compared to prior year	(4.9)%

The decrease of $19.8 million in OSG&A expenses from the prior year is primarily due to a decrease in costs from closed stores and a decrease in store impairment charges, partially offset by increased store advertising costs and consulting costs related to our Operational Improvement Plan. The following table shows the change in OSG&A expenses for 2026 compared to 2025.

\

OSG&A Expenses Change
(thousands)	2026
OSG&A expenses change	$(19,848)
Drivers of change in OSG&A expenses
Decrease from closed stores	$(25,064)
Decrease in store impairment charges	$(24,081)
Decrease in store closing costs, net of gains on sales of closed stores, lease assignments and early lease terminations	$(8,493)
Decrease from management restructuring/transition costs	$(1,778)
Decrease in litigation reserve	$(650)
Decrease from transition costs related to back-office optimization	$(78)
Increase from costs related to shareholder matters	$274
Increase from net gain on sale of corporate headquarters	$2,508
Increase from comparable stores	$3,078
Increase in store advertising costs	$14,134
Increase in consulting costs related to the Operational Improvement Plan	$20,302

Monro, Inc. 2026 Form 10-K	27

MANAGEMENT’S DISCUSSION AND ANALYSIS

Other Performance Factors

Net Interest Expense

Net interest expense of $17.2 million for 2026 decreased $1.7 million as compared to the prior year and decreased as a percentage of sales from 1.6 percent to 1.5 percent. Weighted average debt outstanding for 2026 decreased by approximately $42.9 million as compared to 2025. This decrease is primarily related to lower finance lease debt related to our stores as well as lower debt outstanding under the Credit Facility. The weighted average interest rate increased approximately 10 basis points from the prior year due primarily to an increase in the Credit Facility’s floating borrowing rate.

Provision for Income Taxes

Our effective income tax rate was 29.9 percent for 2026 compared to 12.4 percent for 2025. The change in the effective tax rate for 2026 is primarily related to a decrease in valuation allowances as well as the impact from a decrease in unrecognized tax benefits and tax expense related to share-based compensation and other adjustments, none of which are significant, on the change in pre-tax income (loss). See Note 8 to the Company’s consolidated financial statements for additional information.

On July 4, 2025, the “H.R.1: One Big Beautiful Bill Act” (OBBBA) became law. The OBBBA contains a broad range of tax reform provisions with various effective dates affecting business taxpayers. The legislation did not have a material impact on our consolidated financial statements for the year ending March 28, 2026.

Non-GAAP Financial Measures

In addition to reporting operating income, net income and diluted EPS, which are GAAP measures, this Form 10-K includes adjusted operating income, adjusted net income and adjusted diluted EPS, which are non-GAAP financial measures. We have included reconciliations to adjusted operating income, adjusted net income and adjusted diluted EPS from our most directly comparable GAAP measures, operating income, net income, and diluted EPS, below. Management views these non-GAAP financial measures as indicators to better assess comparability between periods because management believes these non-GAAP financial measures reflect our core business operations while excluding certain items that are not part of our core operations, such as consulting costs related to the Company’s Operational Improvement Plan, transition costs related to back-office optimization, costs related to shareholder matters, management restructuring/transition costs, store impairment charges, write-off of debt issuance costs, litigation reserve costs, gain on sale of corporate headquarters net of closing and relocation costs, and net of gains (losses) on sales of closed stores, lease assignments and early lease terminations.

These non-GAAP financial measures are not intended to represent, and should not be considered more meaningful than, or as an alternative to, their most directly comparable GAAP measures. These non-GAAP financial measures may be different from similarly titled non-GAAP financial measures used by other companies.

Adjusted operating income is summarized as follows:

Reconciliation of Adjusted Operating Income
(thousands)	2026	2025
Operating income	$20,029	$12,565
Consulting costs related to the Operational Improvement Plan	20,302	—
Transition costs related to back-office optimization	2,185	2,263
Store impairment charges	274	24,355
Costs related to shareholder matters	274	—
Management restructuring/transition costs (a)	—	1,778
Litigation reserve	—	650
Net gain on sale of corporate headquarters (b)	—	(2,508)
Store closing costs, net (c)	(7,290)	1,203
Adjusted operating income	$35,774	$40,306

(a)Costs incurred in connection with restructuring and elimination of certain management positions.

(b)Gain on sale of the corporate headquarters building net of associated closing and relocation costs.

(c)Amounts in fiscal 2026 include the closing costs and asset write-offs related to the closure of 145 underperforming stores, in accordance with the Store Closure Plan, net of related gains on the sale of owned locations, lease assignments and early lease terminations.

Monro, Inc. 2026 Form 10-K	28

MANAGEMENT’S DISCUSSION AND ANALYSIS

Adjusted net income is summarized as follows:

Reconciliation of Adjusted Net Income
(thousands)	2026	2025
Net income (loss)	$2,173	$(5,182)
Consulting costs related to the Operational Improvement Plan	20,302	—
Transition costs related to back-office optimization	2,185	2,263
Store impairment charges	274	24,355
Costs related to shareholder matters	274	—
Write-off of debt issuance costs	263	—
Management restructuring/transition costs (a)	—	1,778
Litigation reserve	—	650
Net gain on sale of corporate headquarters (b)	—	(2,508)
Store closing costs, net (c)	(7,290)	1,203
Provision for income taxes on pre-tax adjustments	(4,163)	(6,935)
Adjusted net income	$14,018	$15,624

(a)Costs incurred in connection with restructuring and elimination of certain management positions.

(b)Gain on sale of the corporate headquarters building net of associated closing and relocation costs.

(c)Amounts in fiscal 2026 include the closing costs and asset write-offs related to the closure of 145 underperforming stores, in accordance with the Store Closure Plan, net of related gains on the sale of owned locations, lease assignments and early lease terminations.

Adjusted diluted EPS is summarized as follows:

Reconciliation of Adjusted Diluted EPS	2026	2025
Diluted EPS	$0.03	$(0.22)
Consulting costs related to the Operational Improvement Plan	0.50	—
Transition costs related to back-office optimization	0.05	0.06
Store impairment charges	0.01	0.61
Costs related to shareholder matters	0.01	—
Write-off of debt issuance costs	0.01	—
Management restructuring/transition costs (a)	—	0.04
Litigation reserve	—	0.02
Net gain on sale of corporate headquarters (b)	—	(0.06)
Store closing costs, net (c)	(0.18)	0.03
Adjusted diluted EPS	$0.42	$0.48

(a)Costs incurred in connection with restructuring and elimination of certain management positions.

(b)Gain on sale of the corporate headquarters building net of associated closing and relocation costs.

(c)Amounts in fiscal 2026 include the closing costs and asset write-offs related to the closure of 145 underperforming stores, in accordance with the Store Closure Plan, net of related gains on the sale of owned locations, lease assignments and early lease terminations.

Note: The calculation of the impact of non-GAAP adjustments on diluted EPS is performed on each line independently. The table may not add down by +/- $0.01 due to rounding.

The other adjustments to diluted EPS reflect adjusted effective tax rates of 26.0 percent and 25.0 percent for 2026 and 2025, respectively. This represents the tax effect of non-GAAP adjustments calculated at an estimated blended statutory tax rate. See adjustments from the Reconciliation of Adjusted Net Income table above for pre-tax amounts.

Analysis of Financial Condition

Liquidity and Capital Resources

Capital Allocation

We expect to continue to generate positive operating cash flow as we have done in each of the last three fiscal years. We believe the cash we generate from our operations will allow us to continue to support business operations and pay down debt. Additionally, we intend to return cash to our shareholders through our dividend program.

In addition, because we believe a portion of our future expenditures will be to fund our growth, through acquisition of retail stores and/or opening greenfield stores, we continually evaluate our cash needs and may decide it is best to fund the growth of our business through

Monro, Inc. 2026 Form 10-K	29

MANAGEMENT’S DISCUSSION AND ANALYSIS

borrowings on our Credit Facility. Conversely, we may also periodically determine that it is in our best interests to voluntarily repay certain indebtedness early.

Dividends

We declared dividends of $1.12 per share totaling $35.0 million in 2026 and $34.9 million in 2025.

Share Repurchases

We did not repurchase any shares during fiscal 2026 or 2025. For details regarding our share repurchase program, see Part II, Item 5, “Market for the Company's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this report.

Working Capital Management

As of March 28, 2026, we had a working capital deficit of $281.2 million, an increase from $246.9 million as of March 29, 2025. The overall working capital deficit is a result of our supply chain finance program. We have agreed to contractual payment terms and conditions with our suppliers. As part of our working capital management, we facilitate a voluntary supply chain finance program to provide our suppliers with the opportunity to sell receivables due from the Company to a participating financial institution subject to the independent discretion of both the supplier and participating financial institution. For details regarding our supplier finance program, see Note 15 to our consolidated financial statements.

Future Cash Requirements

We enter into contractual obligations in the ordinary course of business that may require future cash payments. Such obligations include, but are not limited to, debt service and leasing arrangements. The timing and nature of these obligations are expected to have an impact on our liquidity and capital requirements in future periods.

Contractual Obligations

Commitments as of March 28, 2026 Due by Period		Within	2 to	4 to	After
(thousands)	Total	1 Year	3 Years	5 Years	5 Years
Principal payments on long-term debt	$60,000	$—	$60,000	$—	$—
Finance lease commitments/financing obligations (a)	278,576	46,289	81,308	58,728	92,251
Operating lease commitments (a)	229,907	47,571	76,490	48,277	57,569
Total	$568,483	$93,860	$217,798	$107,005	$149,820

(a) Finance and operating lease commitments represent future undiscounted lease payments and include $44.7 million and $28.7 million, respectively, related to options to extend lease terms that are reasonably certain of being exercised.

Sources and Conditions of Liquidity

Our sources to fund our material cash requirements are predominantly cash from operations, availability under our Credit Facility, and cash and equivalents on hand.

Summary of Cash Flows

The following table presents a summary of our cash flows from operating, investing, and financing activities.

Summary of Cash Flows
(thousands)	2026	2025
Cash provided by operating activities	$70,438	$131,912
Cash used for investing activities	(1,196)	(1,231)
Cash used for financing activities	(75,371)	(116,480)
(Decrease) increase in cash and equivalents	(6,129)	14,201
Cash and equivalents at beginning of period	20,762	6,561
Cash and equivalents at end of period	$14,633	$20,762

Monro, Inc. 2026 Form 10-K	30

MANAGEMENT’S DISCUSSION AND ANALYSIS

Cash provided by operating activities

For 2026, cash provided by operating activities was $70.4 million, which consisted of net income of $2.2 million, adjusted by non-cash charges of $48.2 million and by a change in operating assets and liabilities of $20.1 million. The non-cash charges were largely driven by $61.7 million of depreciation and amortization, as well as $3.9 million in shared-based compensation expense, partially offset by a $18.5 million net gain on disposal of assets. The change in operating assets and liabilities was largely due to a decrease in our inventory balance of $23.1 million, as well as an increase of $5.2 million in our accrued expenses, partially offset by a decrease in accounts payable of $8.9 million.

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

Cash used for investing activities

For 2026, cash used for investing activities was $1.2 million. This was primarily due to cash used for capital expenditures, including property and equipment, of $31.7 million, partially offset by proceeds from the disposal of assets, primarily related to our Store Closure Plan, of $27.0 million and the final proceeds from the sale of our wholesale tire locations and distributions assets of $3.5 million.

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

Cash used for financing activities

For 2026, cash used for financing activities was $75.4 million. This was primarily due to principal payments on finance leases and financing obligations of $38.7 million, as well as dividends and payment on our Credit Facility, net of amounts borrowed during the period, of $35.0 million and $1.3 million respectively.

For 2025, cash used for financing activities was $116.5 million. This was primarily due to payment on our Credit Facility, net of amounts borrowed during the period, of $40.8 million, as well as payment of finance lease principal and dividends of $39.8 million and $34.9 million, respectively.

Credit Facility

Interest only is payable monthly throughout the term of our Credit Facility. The current borrowing capacity for the Credit Facility is $400 million and includes an accordion feature permitting us to request an increase in availability of up to an additional $250 million. The Credit Facility initially bore interest at 75 to 200 basis points over the London Interbank Offered Rate (“LIBOR”) (or replacement index) or at the prime rate, depending on the type of borrowing and the rates then in effect.

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

Monro, Inc. 2026 Form 10-K	31

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

On May 23, 2025, we entered into a Fifth Amendment to our Credit Facility (the “Fifth Amendment”). The Fifth Amendment amended the terms of certain of the financial and restrictive covenants in the Credit Facility to provide us with additional flexibility to operate our business from the first quarter of fiscal 2026 through the first quarter of fiscal 2027 (the “Extended Covenant Relief Period”). During the Extended Covenant Relief Period, the minimum interest coverage ratio was reduced from 1.55x to 1.00x to: (a) 1.15x to 1.00x from the first quarter of fiscal 2026 through the third quarter of fiscal 2026; (b) 1.25x to 1.00x from the fourth quarter of fiscal 2026 through the first quarter of fiscal 2027; and (c) 1.55x to 1.00x for the second quarter of fiscal 2027 and thereafter. During the Extended Covenant Relief Period, the maximum ratio of adjusted debt to EBITDAR remained at 4.75x to 1.00x, except that, if we completed a qualified acquisition during the Extended Covenant Relief Period, the maximum ratio would increase to 5.00x to 1.00x for a certain 12-month period after the qualified acquisition.

In addition to the Fourth Amendment modifications, the Fifth Amendment further modified the definition of “EBITDAR” to permit add-backs relating to non-cash impairment and other expenses, with the restriction for add-backs of certain cash expense items up to 20% of EBITDA from the first quarter of fiscal 2026 through the fourth quarter of fiscal 2026 and up to 15% of EBITDA from the first quarter of fiscal 2027 and thereafter. During the Extended Covenant Relief Period, the interest rate spread charged on borrowings was 225 basis points. During the Extended Covenant Relief Period, the restrictions on our ability to declare dividends were modified to reduce the cushion inside the threshold required for us to be able to declare dividends without restriction from 0.50x to 0.25x. In addition, during the Extended Covenant Relief Period, we were required to have minimum liquidity of at least $300 million to declare dividends. We were prohibited from repurchasing our securities during the Extended Covenant Relief Period if there are outstanding amounts under the Credit Facility immediately before or after giving effect to the repurchase. During the Extended Covenant Relief Period, we were permitted to acquire stores or other businesses as long as we had minimum liquidity of at least $300 million after completing the acquisition. In addition, the Fifth Amendment permanently reduced the Credit Facility from $600 million to $500 million.

Within the Credit Facility, we have a sub-facility of $80 million available for the purpose of issuing standby letters of credit. The sub-facility requires fees aggregating 87.5 to 212.5 basis points annually of the face amount of each standby letter of credit, payable quarterly in arrears. There was a $30.1 million outstanding letter of credit at March 28, 2026.

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

We were in compliance with all debt covenants at March 28, 2026.

Monro, Inc. 2026 Form 10-K	32

MANAGEMENT’S DISCUSSION AND ANALYSIS

On May 21, 2026, we entered into a Sixth Amendment to our Credit Facility (the “Sixth Amendment”). The Sixth Amendment amends the terms of certain of the financial and restrictive covenants in the Credit Facility to provide us with additional flexibility to operate our business to the Credit Facility maturity date or November 10, 2027 (the “Further Extended Covenant Relief Period”).

During the Further Extended Covenant Relief Period, the minimum interest coverage ratio will be reduced from 1.55x to 1.25. During the Further Extended Covenant Relief Period, the maximum ratio of adjusted debt to EBITDAR remains at 4.75x to 1.00x, except that, if we completed a qualified acquisition during the Further Extended Covenant Relief Period, the maximum ratio would increase to 5.00x to 1.00x for a certain 12-month period after the qualified acquisition. In addition to the Fourth and Fifth Amendment modifications, the Sixth Amendment further modifies the definition of “EBITDAR” to permit add-backs relating to non-cash pension accounting charges.

During the Further Extended Covenant Relief Period, the interest rate spread charged on borrowings is 225 basis points.

During the Further Extended Covenant Relief Period, the restrictions on our ability to declare dividends were modified to reduce the cushion inside the threshold required for us to be able to declare dividends without restriction from 0.50x to 0.25x. In addition, during the Further Extended Covenant Relief Period, we must have minimum liquidity of at least $200 million to declare dividends. We are prohibited from repurchasing our securities during the Further Extended Covenant Relief Period if there are outstanding amounts under the Credit Facility immediately before or after giving effect to the repurchase. During the Further Extended Covenant Relief Period, we may acquire stores or other businesses as long as we have minimum liquidity of at least $200 million after completing the acquisition.

In addition, the Sixth Amendment permanently reduces the Credit Facility from $500 million to $400 million.

Except as amended by the First Amendment, Second Amendment, Third Amendment, Fourth Amendment, Fifth Amendment and Sixth Amendment, the remaining terms of the Credit Facility remain in full force and effect.

As of May 15, 2026, we had approximately $2.4 million in cash on hand. In addition, we had $382.0 million available under the Credit Facility as of May 15, 2026, subject to compliance with our covenants.

We believe that our sources of liquidity, namely cash flow from operations, availability under our Credit Facility, and cash and equivalents on hand, will continue to be adequate to meet our contractual obligations, working capital and capital expenditure needs, and fund debt maturities for at least the next 12 months and the foreseeable future. Additionally, we intend to return cash to our shareholders through our dividend program and may use a portion of our future expenditures to fund our growth, through acquisition of retail stores and/or opening greenfield stores.

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

Monro, Inc. 2026 Form 10-K	33

MANAGEMENT’S DISCUSSION AND ANALYSIS

Valuation of Goodwill

We assess potential impairment to our goodwill on an annual basis. Goodwill is also tested whenever events and circumstances indicate that goodwill may be impaired. Any excess goodwill resulting from the impairment test must be written off in the period of determination.  If a triggering event occurs, we perform quantitative analysis for goodwill impairment testing and base the fair value of our reporting unit on consideration of various valuation methodologies, including projecting future cash flows discounted at rates commensurate with the risks involved (“DCF”). The forecasted cash flows are based on current plans and for years beyond that plan, the estimates are based on assumed growth rates. The calculation of fair value under the discounted future cash flows is based on estimates including revenue projections, EBITDA margin and discount rate, among others. Projected future cash flows are based on management’s knowledge of the current operating environment and expectations for the future. We believe that our assumptions are consistent with the plans and estimates used to manage the underlying businesses. The discount rate, which is intended to reflect the risks inherent in future cash flow projections, used in a DCF are based on estimates of the weighted-average cost of capital of a market participant. Such estimates are derived from our analysis of peer companies and consider the industry weighted average return on debt and equity from a market participant perspective. Any adverse change in these factors could determine goodwill impairment and could have a material impact on our consolidated financial statements.

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

Accounting Standards

See “Recent Accounting Pronouncements” in Note 1 to the Company’s consolidated financial statements for a discussion of the impact of recently issued accounting standards on our consolidated financial statements as of March 28, 2026 and for the year then ended, as well as the expected impact on the consolidated financial statements for future periods.

Monro, Inc. 2026 Form 10-K	34

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from potential changes in interest rates. As of March 28, 2026, excluding finance leases and financing obligations, we had no debt financing at fixed interest rates, for which the fair value would be affected by changes in market interest rates. Our cash flow exposure on floating rate debt would result in annual interest expense fluctuations of approximately $0.6 million, based upon our debt position as of March 28, 2026, given a change in SOFR of 100 basis points. Debt financing had a carrying amount and a fair value of $60.0 million as of March 28, 2026, as compared to a carrying amount and a fair value of $61.3 million as of March 29, 2025.

Monro, Inc. 2026 Form 10-K	35

FINANCIAL STATEMENTS

INDEX

Item 8. Financial Statements and Supplementary Data

Monro, Inc. 2026 Form 10-K	36

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 28, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on our assessment, management determined that the Company maintained effective internal control over financial reporting as of March 28, 2026.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, is appointed by the Company’s Audit Committee. PricewaterhouseCoopers LLP has audited the consolidated financial statements included in this Annual Report on Form 10-K and the effectiveness of the Company’s internal control over financial reporting as of March 28, 2026, and as a part of their integrated audit, has issued their report, included herein, on the effectiveness of the Company’s internal control over financial reporting.

/s/ Peter D. Fitzsimmons  /s/ Brian J. D’Ambrosia

Peter D. Fitzsimmons  Brian J. D’Ambrosia

Chief Executive Officer  Chief Financial Officer

(Principal Executive Officer) (Principal Financial Officer)

May 27, 2026

Monro, Inc. 2026 Form 10-K	37

FINANCIAL STATEMENTS

REPORTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Monro, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Monro, Inc. and its subsidiaries (the “Company”) as of March 28, 2026 and March 29, 2025, and the related consolidated statements of income (loss) and comprehensive income (loss), of changes in shareholders’ equity and of cash flows for each of the three years in the period ended March 28, 2026, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of March 28, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 28, 2026 and March 29, 2025, and the results of its operations and its cash flows for each of the three years in the period ended March 28, 2026 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 28, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Monro, Inc. 2026 Form 10-K	38

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

Interim and Annual Goodwill Impairment Assessments

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s goodwill balance was $736.4 million as of March 28, 2026. The Company has one reporting unit which encompasses all operations. Management performs the annual goodwill impairment test as of the first day of the third quarter of each year, or more frequently if impairment indicators exist. Goodwill impairment is recognized for any excess of the reporting unit’s carrying value over its fair value, not to exceed the total amount of goodwill. Management identified a triggering event during the year and performed a quantitative analysis of the fair value of the Company’s single reporting unit for both the annual impairment assessment performed as of September 28, 2025, and the interim impairment assessment as of March 28, 2026. Management’s interim and annual goodwill impairment testing concluded that no impairment was required. Generally, management determines fair value of the reporting unit using discounted projected future cash flows. The calculation of fair value under the discounted projected future cash flows model is based on estimates including revenue projections, EBITDA margin and discount rate, among others.

The principal considerations for our determination that performing procedures relating to the interim and annual goodwill impairment assessments is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the revenue projections, EBITDA margin, and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s interim and annual goodwill impairment assessments, including controls over the valuation of the reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the reporting unit; (ii) evaluating the appropriateness of the discounted projected future cash flows model used by management; (iii) testing the completeness and accuracy of underlying data used in the discounted projected future cash flows model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the revenue projections, EBITDA margin, and discount rate. Evaluating management’s assumptions related to revenue projections and EBITDA margin involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted projected future cash flows model and (ii) the reasonableness of the discount rate assumption.

/s/ PricewaterhouseCoopers LLP

Victor, New York

May 27, 2026

We have served as the Company’s auditor since at least 1984. We have not been able to determine the specific year we began serving as auditor of the Company.

Monro, Inc. 2026 Form 10-K	39

FINANCIAL STATEMENTS

Consolidated Balance Sheets

(thousands, except footnotes)	March 28, 2026	March 29, 2025
Assets
Current assets
Cash and equivalents	$14,633	$20,762
Accounts receivable	11,362	11,752
Federal and state income taxes receivable	3,850	3,992
Inventory	155,270	181,467
Other current assets	51,526	59,426
Total current assets	236,641	277,399
Property and equipment, net	241,857	258,949
Finance lease and financing obligation assets, net	148,807	159,794
Operating lease assets, net	175,899	181,587
Goodwill	736,435	736,435
Intangible assets, net	7,723	10,390
Assets held for sale	4,189	—
Other non-current assets	16,426	17,269
Total assets	$1,567,977	$1,641,823
Liabilities and shareholders' equity
Current liabilities
Current portion of finance leases and financing obligations	$36,774	$39,739
Current portion of operating lease liabilities	39,746	40,061
Accounts payable	313,740	322,642
Accrued payroll, payroll taxes and other payroll benefits	21,913	23,599
Accrued insurance	58,236	52,822
Deferred revenue	13,194	14,696
Other current liabilities	34,234	30,731
Total current liabilities	517,837	524,290
Long-term debt	60,000	61,250
Long-term finance leases and financing obligations	193,173	220,783
Long-term operating lease liabilities	156,209	167,523
Long-term deferred income tax liabilities	38,165	37,111
Other long-term liabilities	11,120	10,105
Total liabilities	976,504	1,021,062
Commitments and contingencies – Note 14
Shareholders' equity
Class C convertible preferred stock	29	29
Common stock	401	401
Treasury stock	(250,111)	(250,111)
Additional paid-in capital	262,411	258,804
Accumulated other comprehensive loss	(2,915)	(3,421)
Retained earnings	581,658	615,059
Total shareholders' equity	591,473	620,761
Total liabilities and shareholders' equity	$1,567,977	$1,641,823

Class C convertible preferred stock Authorized 150,000 shares, $1.50 par value, one preferred stock share to 61.275 common stock shares conversion value as of March 28, 2026 and March 29, 2025: 19,664 shares issued and outstanding

Serial Preferred Stock Authorized 4,750,000 shares, $0.01 par value, of which 65,000 shares are designated as Series D Junior Participating Serial Preferred Stock; No shares issued or outstanding as of March 28, 2026 or March 29, 2025. See Note 17 for more information.

Common stock Authorized 65,000,000 shares, $0.01 par value; 40,124,348 shares issued as of March 28, 2026 and 40,067,600 shares issued as of March 29, 2025

Treasury stock 10,104,688 shares as of March 28, 2026 and March 29, 2025, at cost

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. 2026 Form 10-K	40

FINANCIAL STATEMENTS

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

(thousands, except per share data)	2026	2025	2024
Sales	$1,157,176	$1,195,334	$1,276,789
Cost of sales, including occupancy costs	751,915	777,689	824,686
Gross profit	405,261	417,645	452,103
Operating, selling, general and administrative expenses	385,232	405,080	380,678
Operating income	20,029	12,565	71,425
Interest expense, net of interest income	17,233	18,924	20,005
Other income, net	(304)	(446)	(460)
Income (loss) before income taxes	3,100	(5,913)	51,880
Provision for (benefit from) income taxes	927	(731)	14,309
Net income (loss)	$2,173	$(5,182)	$37,571
Other comprehensive income
Changes in pension, net	506	30	664
Other comprehensive income	506	30	664
Comprehensive income (loss)	$2,679	$(5,152)	$38,235
Earnings (loss) per share
Basic	$0.03	$(0.22)	$1.18
Diluted	$0.03	$(0.22)	$1.18
Weighted average common shares outstanding
Basic	30,002	29,937	30,903
Diluted	30,002	29,937	31,894

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. 2026 Form 10-K	41

FINANCIAL STATEMENTS

Consolidated Statements of Changes in Shareholders’ Equity

	Class C							Accumulated
	Convertible						Additional	Other
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Comprehensive	Retained	Total
(thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at March 25, 2023	20	$29	39,966	$400	8,561	$(205,648)	$250,702	$(4,115)	$653,554	$694,922
Net income									37,571	37,571
Other comprehensive income
Pension liability adjustment								664		664
Dividends declared
Preferred									(1,141)	(1,141)
Common									(34,364)	(34,364)
Dividend payable									(192)	(192)
Repurchase of stock (a)					1,544	(44,467)				(44,467)
Stock options and restricted stock			51				(526)			(526)
Share-based compensation							4,308			4,308
Balance at March 30, 2024	20	$29	40,017	$400	10,105	$(250,115)	$254,484	$(3,451)	$655,428	$656,775
Net loss									(5,182)	(5,182)
Other comprehensive income
Pension liability adjustment								30		30
Dividends declared
Preferred									(1,349)	(1,349)
Common									(33,533)	(33,533)
Dividend payable									(305)	(305)
Stock options and restricted stock			51	1		4	(393)			(388)
Share-based compensation							4,713			4,713
Balance at March 29, 2025	20	$29	40,068	$401	10,105	$(250,111)	$258,804	$(3,421)	$615,059	$620,761
Net income									2,173	2,173
Other comprehensive income
Pension liability adjustment								506		506
Dividends declared
Preferred									(1,349)	(1,349)
Common									(33,606)	(33,606)
Dividend payable									(619)	(619)
Stock options and restricted stock			57				(267)			(267)
Share-based compensation							3,874			3,874
Balance at March 28, 2026	20	$29	40,125	$401	10,105	$(250,111)	$262,411	$(2,915)	$581,658	$591,473

(a)Inclusive of excise tax of $0.4 million for the year ended March 30, 2024. The excise tax is assessed at one percent of the fair value of net stock repurchased after December 31, 2022.

We declared $1.12 dividends per common share or equivalent for each of the years ended March 28, 2026, March 29, 2025 and March 30, 2024.

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. 2026 Form 10-K	42

FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows

(thousands)	2026	2025	2024
Operating activities
Net income (loss)	$2,173	$(5,182)	$37,571
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	61,674	69,372	72,204
Share-based compensation expense	3,874	4,713	4,308
Gain on disposal of assets, net	(18,548)	(4,810)	(1,187)
Impairment of long-lived assets	274	24,355	1,915
Deferred income tax expense	876	138	9,031
Changes in operating assets and liabilities:
Accounts receivable	390	(14)	1,556
Inventory	23,093	(27,023)	(6,354)
Other current assets	1,660	9,649	(7,356)
Other non-current assets	36,396	39,845	46,028
Accounts payable	(8,902)	70,702	(9,784)
Accrued expenses	5,181	(5,417)	14,929
Federal and state income taxes payable	172	(4,587)	339
Other long-term liabilities	(37,875)	(39,829)	(38,004)
Cash provided by operating activities	70,438	131,912	125,196
Investing activities
Capital expenditures	(31,657)	(26,362)	(25,480)
Deferred proceeds received from divestiture	3,474	11,995	20,596
Proceeds from the disposal of assets	26,987	13,136	2,953
Other	—	—	(25)
Cash used for investing activities	(1,196)	(1,231)	(1,956)
Financing activities
Proceeds from borrowings on long-term debt	169,317	204,974	155,568
Principal payments on long-term debt	(170,567)	(245,724)	(158,568)
Principal payments on finance leases and financing obligations	(38,689)	(39,758)	(39,031)
Repurchase of stock	—	—	(44,044)
Excise tax on repurchase of stock paid	—	(420)	—
Exercise of stock options	—	—	17
Dividends paid	(34,955)	(34,882)	(35,505)
Deferred financing costs	(477)	(670)	—
Cash used for financing activities	(75,371)	(116,480)	(121,563)
(Decrease) increase in cash and equivalents	(6,129)	14,201	1,677
Cash and equivalents at beginning of period	20,762	6,561	4,884
Cash and equivalents at end of period	$14,633	$20,762	$6,561
Supplemental information
Interest paid, net	$16,430	$18,368	$19,882
Leased assets obtained (reduced) in exchange for new (reduced) finance lease liabilities	16,421	16,458	(5,258)
Leased assets obtained in exchange for new operating lease liabilities	29,920	26,113	28,652

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. 2026 Form 10-K	43

FINANCIAL STATEMENTS

NOTES

Note 1 – Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Description of Business

Monro, Inc. and its direct and indirect subsidiaries (together, “Monro”, the “Company”, “we”, “us”, or “our”), are engaged principally in providing automotive undercar repair and tire replacement sales and tire related services in the United States. Monro had 1,115 Company-operated retail stores located in 32 states and 46 Car-X franchised locations as of March 28, 2026.

A certain number of our retail locations also service commercial customers. Our locations that serve commercial customers generally operate consistently with our other retail locations, except that the sales mix for these locations includes a higher number of commercial tires.

As of March 28, 2026, Monro had two retread facilities. The retread facilities re-manufacture tires through the replacement of tread on worn tires that are later sold to customers.

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

Fiscal year

We operate on a 52/53-week fiscal year ending on the last Saturday in March. Fiscal years 2026 and 2025 each contained 52 weeks and fiscal 2024 contained 53 weeks. Unless specifically indicated otherwise, any references to “2026” or “fiscal 2026,” “2025” or “fiscal 2025,” and “2024” or “fiscal 2024” relate to the years ended March 28, 2026, March 29, 2025 and March 30, 2024, respectively.

Correction of previously issued financial statements

While preparing the 2026 consolidated financial statements, the Company identified a prior period error in the financing activities section of our Consolidated Statements of Cash Flows for the years ended March 29, 2025 and March 30, 2024 and the quarters ended June 28, 2025, September 27, 2025 and December 27, 2025, related to the presentation of proceeds from borrowings and principal payments on borrowings associated with the Company’s Credit Facility. The error did not have an impact to our Consolidated Balance Sheets, Consolidated Statement of Income and Comprehensive Income or Consolidated Statement of Changes in Shareholders’ Equity for any of the impacted periods, nor did it have any impact on total cash flows from operating, investing, or financing activities.

Although the Company determined that the error did not have a material impact on its previously issued annual and quarterly consolidated financial statements, the Company has corrected the error on the effected annual statements of cash flows included herein and will correct the affected interim statements of cash flows in future filings of quarterly reports on Form 10-Q, as applicable, to reflect proceeds from borrowings under the credit facility as cash inflows from financing activities and repayments of borrowings under the credit facility as cash outflows from financing activities, without affecting any cash flow totals. Our annual Consolidated Statements of Cash Flow reflect the changes in proceeds from borrowings under the credit facility cash inflows (outflows) from financing activities for the fiscal year ended March 29, 2025 and March 30, 2024, as shown in the charts below.

Monro, Inc. 2026 Form 10-K	44

FINANCIAL STATEMENTS

NOTES

Changes in Consolidated Statement of Cash Flows	Year Ended March 29, 2025
(thousands)	As Reported	Adjustment	As Revised
Principal payments on long-term debt, net borrowings	$(40,750)	$40,750	$—
Proceeds from borrowings on long-term debt	$—	$204,974	$204,974
Principal payments on long-term debt	$—	$(245,724)	$(245,724)
Cash used for financing activities	$(40,750)	$—	$(40,750)

Changes in Consolidated Statement of Cash Flows	Year Ended March 30, 2024
(thousands)	As Reported	Adjustment	As Revised
Principal payments on long-term debt, net borrowings	$(3,000)	$3,000	$—
Proceeds from borrowings on long-term debt	$—	$155,568	$155,568
Principal payments on long-term debt	$—	$(158,568)	$(158,568)
Cash used for financing activities	$(3,000)	$—	$(3,000)

Recent accounting pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires income tax disclosure updates, primarily by requiring specific categories and greater disaggregation within the rate reconciliation and disaggregation of income taxes paid by jurisdiction. This guidance is effective for fiscal years beginning after December 15, 2024. We prospectively adopted this guidance during the fourth quarter of fiscal 2026. The adoption of this guidance did not have a material impact on our consolidated financial statements. See Note 8 for additional information.

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

In December 2025, the FASB issued new accounting guidance, ASU 2025-11, Interim Reporting (Topic 270): Narrow Scope Improvements, which clarifies the scope and requirement for interim financial statement disclosures. The amendments create a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose, in interim periods, any event or change since the previous year-end that has a material effect on the entity. The guidance is effective for annual reporting periods beginning after December 15, 2027, and for interim periods within that fiscal year. We are currently evaluating the impact of adopting this guidance.

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

Monro, Inc. 2026 Form 10-K	45

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

Capitalized internal use software costs

We capitalize the cost of computer software developed or obtained for internal use. Capitalized computer software costs consist primarily of payroll-related and consulting costs incurred during the application development stage. The Company expenses costs related to preliminary project assessments, research and development, re-engineering, training and application maintenance as they are incurred. Capitalized software costs are amortized on a straight-line basis over an estimated life of three to 10 years. Property and equipment included capitalized computer software currently under development of approximately $8.4 million and $6.3 million, within construction-in-progress, as of March 28, 2026 and March 29, 2025, respectively.

During the year ended March 28, 2026, we implemented Oracle HCM, a cloud-based human resources and payroll system, which included capitalized computer software development costs of approximately $7.0 million. These costs are within equipment, signage, and fixtures in property and equipment. See Note 4 for additional information on property and equipment.

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

During fiscal 2026, impairment charges of $0.3 million were recorded. During fiscal 2025, we evaluated certain stores having indicators of impairment based on operating performance. Based on the estimate of future recoverable cash flows, we recorded impairment charges in fiscal 2025 totaling $24.4 million. The impairment charges consisted of $8.8 million of operating lease ROU assets, $5.5 million of finance lease ROU assets and $10.1 million of leasehold improvements and equipment. Impairment charges of $1.9 million were recorded during fiscal 2024.

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

Monro, Inc. 2026 Form 10-K	46

FINANCIAL STATEMENTS

NOTES

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

Operating lease expense is recognized on a straight-line basis over the lease term and is included in cost of sales, including occupancy costs (“cost of sales”) or OSG&A expense. Amortization expense for finance leases is recognized on a straight-line basis over the lease term and is included in cost of sales or OSG&A expense. Interest expense for finance leases is recognized using the effective interest method, and is included in interest expense, net of interest income. Variable payments, short-term rentals and payments associated with non-lease components are expensed as incurred. See Note 12 for additional information on leases.

Guarantees

At the time we issue a guarantee, we recognize an initial liability for the value of the obligation we assume under that guarantee. Monro has guaranteed certain lease payments related to lease assignments amounting to $18.6 million. This amount represents the maximum potential amount of future payments under the guarantees as of March 28, 2026. Leases guaranteed by Monro have options that expire through various dates from September 2026 through January 2044. In the event of default by the assignee, Monro retains the right to assume the lease of the related store. As of March 28, 2026, we have recorded a liability of $1.3 million related to the estimated probability of defaults under the foregoing leases, with $0.1 million and $1.2 million within Other current liabilities and Other long-term liabilities in our Consolidated Balance Sheets, respectively.

Goodwill and intangible assets

We have a history of growth through acquisitions. Assets and liabilities of acquired businesses are recorded at their estimated fair values as of the date of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. The Company reviews goodwill for impairment during the third quarter of each year, or earlier upon the occurrence of a triggering event. We have one reporting unit which encompasses all operations including new acquisitions. Generally, fair value of the reporting unit is determined using a discounted projected future cash flows model and is compared to the carrying value of the reporting unit for purposes of identifying potential impairment. The calculation of fair value under the discounted future cash flows is based on estimates including revenue projections, EBITDA margin and discount rate, among others. Projected future cash flows are based on management’s knowledge of the current operating environment and expectations for the future. Goodwill impairment is recognized for any excess of the reporting unit’s carrying value over its fair value, not to exceed the total amount of goodwill. No impairment was recorded in fiscal 2026, 2025 or 2024. Results of the goodwill impairment reviews performed during 2026 and 2025 are summarized in Note 5.

Our intangible assets primarily represent allocations of purchase price to identifiable intangible assets of acquired businesses and are amortized over their estimated useful lives. All intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that an impairment may exist. If such indicators are present, it is determined whether the sum of the estimated undiscounted future cash flows attributable to such assets is less than their carrying values. Based on our review as of March 28, 2026, we concluded that the carrying values of our intangible assets were not impaired. No impairment was recorded in fiscal 2026, 2025 or 2024.

A deterioration of macroeconomic conditions may not only negatively impact the estimated operating cash flows used in our cash flow models but may also negatively impact other assumptions used in our analyses, including, but not limited to, the estimated cost of capital and/or discount rate. Additionally, we are required to ensure that assumptions used to determine fair value in our analyses are consistent with the assumptions a hypothetical marketplace participant would use. As a result, the cost of capital and/or discount rate used in our analyses may increase or decrease based on market conditions and trends, regardless of whether our actual cost of capital has changed. Therefore, we may recognize an impairment of an intangible asset or assets even though realized actual cash flows are approximately equal to or greater than our previously forecasted amounts. See Note 5 for additional information on goodwill and intangible assets.

Store closings

On May 23, 2025, following an evaluation of market segmentation and demographic data specific to geographic areas where our stores are located, our Board of Directors approved a plan to close 145 underperforming stores that we identified to have failed to maintain an acceptable level of profitability (the “Store Closure Plan”), and these stores were closed in the first quarter of fiscal 2026.

For the year ended March 28, 2026, we recorded total expenses of $14.8 million related to the Store Closure Plan, which include $10.7 million in expected costs to be incurred related to the vacating of stores, utilities, real estate taxes, maintenance, other on-going costs

Monro, Inc. 2026 Form 10-K	47

FINANCIAL STATEMENTS

NOTES

related to the properties, $3.5 million related to the disposal of inventory and other store assets and $0.6 million related to third-party vendors and other expected cost adjustments. These expenses were recorded in operating, selling, general and administrative expenses in our Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). As of March 28, 2026, the Company had a remaining liability of $3.7 million, representing such costs to be settled in future periods, with $1.8 million and $1.9 million included within Other current liabilities and Other long-term liabilities in our Consolidated Balance Sheets, respectively. We expect these costs to be settled within the next one to five years.

The table below summarizes the changes in our closed stores reserves by activity for the year ended March 28, 2026 as follows:

Closed Stores Reserves
(thousands)	March 28, 2026
Reserve balance at the beginning of the year	$—
Expenses recorded	10,652
Payments made	(6,388)
Other adjustments	(543)
Reserve balance at the end of the year	$3,721

As of March 28, 2026, the Company had sold 26 owned stores and related equipment under the Store Closure Plan. We received net proceeds of $19.7 million and recorded a net gain of $9.9 million. Additionally, the Company assigned 36 leases to third parties and early terminated 32 leases. We received net proceeds of $5.6 million and recorded a net gain of $12.2 million, which included the derecognition of lease liabilities, under the Store Closure Plan. These net gains were recorded in operating, selling, general and administrative expenses in our Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

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

On May 23, 2025, our Board of Directors approved the Store Closure Plan related to 145 underperforming stores. These stores were closed and we determined that $13.0 million of building, land and certain equipment met the criteria to be classified as held for sale during the first quarter of fiscal 2026. For the year ended March 28, 2026, approximately $8.8 million of assets held for sale were sold. As of March 28, 2026, $4.2 million of buildings, land and certain equipment remain classified as assets held for sale.

On June 1, 2023, we announced the planned sale of our corporate headquarters at 200 Holleder Parkway in Rochester, New York and our plan to relocate our corporate headquarters to another location in the greater Rochester area and determined that the related assets met the criteria to be classified as held for sale. On July 3, 2024, we completed the sale of our corporate headquarters. We received net proceeds of approximately $9.1 million and recorded a net gain of approximately $2.8 million in operating selling, general and administrative expenses in our Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the year ended March 29, 2025.

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

Monro, Inc. 2026 Form 10-K	48

FINANCIAL STATEMENTS

NOTES

Comprehensive income

As it relates to Monro, comprehensive income is defined as net income as adjusted for pension liability adjustments and is reported net of related taxes in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) and in the Consolidated Statements of Changes in Shareholders’ Equity.

Income taxes

We account for income taxes pursuant to the asset and liability method which requires the recognition of deferred tax assets and liabilities related to the expected future tax consequences arising from temporary differences between the carrying amounts and tax bases of assets and liabilities based on enacted statutory tax rates applicable to the periods in which the temporary differences are expected to reverse. Any effects of changes in income tax rates or laws are included in income tax expense in the period of enactment. A valuation allowance is recognized if we determine it is more likely than not that all or a portion of a deferred tax asset will not be recognized. In making such determination, the Company considers all available evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent and expected future results of operation. Monro recognizes a tax benefit from an uncertain tax position in the financial statements only when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits and a consideration of the relevant taxing authority's administrative practices and precedents. See Note 8 for additional information on income taxes.

Treasury stock

Treasury stock is accounted for using the par value method.

Share-based compensation

We provide share-based compensation through non-qualified stock options, restricted stock awards, restricted stock units and performance stock units. We measure compensation cost arising from the grant of share-based payments to an employee at fair value and recognize such cost in income over the period during which the employee is required to provide service in exchange for the award, usually the vesting period. The fair value of each option award is estimated on the date of grant primarily using the Black-Scholes option valuation model. The assumptions used to estimate fair value require judgment and are subject to change in the future due to factors such as employee exercise behavior, stock price trends, and changes to type or provisions of share-based awards. Any material change in one or more of these assumptions could have an impact on the estimated fair value of a future award.

Black-Scholes Valuation Model Assumptions
(weighted average)	2026 (e)		2025	2024
Risk-free interest rate (a)	N/A	%	5.04%	4.22%
Expected term (years) (b)	N/A		4	4
Expected volatility (c)	N/A	%	35.28%	40.60%
Dividend yield (d)	N/A	%	4.16%	3.07%

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

(e)There were no non-qualified stock options issued in fiscal 2026.

The fair value of restricted stock awards, restricted stock units and performance stock units (collectively, “restricted stock”) are generally determined based on the stock price at the date of grant.

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

We recognize compensation expense related to stock options and restricted stock using the straight-line approach. Option awards and restricted stock generally vest equally over the service period established in the award, typically three years or four years. See Note 10 for additional detail on stock-based compensation.

Monro, Inc. 2026 Form 10-K	49

FINANCIAL STATEMENTS

NOTES

Earnings (loss) per common share

Basic earnings (loss) per common share amounts are calculated by dividing income (loss) available to common shareholders, after deducting preferred stock dividends, by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per common share amounts are calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding adjusted to give effect to potentially dilutive securities.

Diluted earnings (loss) per share includes the potential dilutive effect of common stock equivalents as if such securities were converted or exercised during the period when the effect is dilutive. Because the impact of these items is generally anti-dilutive during periods of net loss, there is no difference between basic and diluted loss per common share for periods with net losses.

Advertising

The cost of advertising is generally expensed at the first time the advertising takes place, except for direct response advertising which is capitalized and amortized over its expected period of future benefit. Total advertising expenses were approximately $31.5 million, $19.0 million and $15.4 million in fiscal 2026, 2025 and 2024, respectively, and are included within operating selling, general and administrative expenses in our Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

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

We establish a receivable for vendor rebates that are earned but not yet received. Based on purchase data and the terms of the applicable vendor-sponsored programs, we estimate the amount earned. Most of the year-end vendor rebates receivable is collected within the following first quarter. See Note 3 for additional information on vendor rebates.

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

Note 2 – Divestiture

On June 17, 2022, we completed the divestiture of assets relating to our wholesale tire operations (seven locations) and internal tire distribution operations to American Tire Distributors, Inc. (“ATD”). We received $62 million from ATD at the closing of the transaction, of which approximately $5 million was held in escrow and subsequently paid in December 2023. The remaining $40 million (“Earnout”) of the total consideration of $102 million was to be paid quarterly over approximately three years based on our tire purchases from or through ATD pursuant to a distribution and fulfillment agreement with ATD. As of March 29, 2025, there was $3.5 million outstanding in Other current assets in our Consolidated Balance sheets, which was fully collected in the first quarter of fiscal 2026.

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

Monro, Inc. 2026 Form 10-K	50

FINANCIAL STATEMENTS

NOTES

Note 3 – Other Current Assets

Other Current Assets
(thousands)	March 28, 2026	March 29, 2025
Insurance receivable	$19,771	$11,950
Vendor rebates receivable	10,397	16,029
Prepaid assets	9,349	8,663
Divestiture deferred proceeds receivable	—	3,474
Other	12,009	19,310
Total	$51,526	$59,426

Note 4 – Property and Equipment

The major classifications of property and equipment are as follows:

Property and Equipment
(thousands)	March 28, 2026	March 29, 2025
Land	$75,451	$83,752
Buildings and improvements	298,224	298,063
Equipment, signage, and fixtures	246,951	289,167
Vehicles	10,287	11,266
Construction-in-progress	10,747	10,953
Property and equipment	641,660	693,201
Less - Accumulated depreciation	399,803	434,252
Property and equipment, net	$241,857	$258,949

Depreciation expense totaled $31.3 million, $36.5 million and $38.8 million for 2026, 2025 and 2024, respectively.

Note 5 – Goodwill and Intangible Assets

Goodwill

Goodwill was $736.4 million as of March 28, 2026 and March 29, 2025.

Impairment of Goodwill

When performing the quantitative analysis for goodwill impairment testing, we base the fair value of our reporting unit on consideration of various valuation methodologies, including projecting future cash flows discounted at rates commensurate with the risks involved (“DCF”). Assumptions used in a DCF require the exercise of significant judgment, including judgment about appropriate discount rate and terminal values, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows are based on current plans and assumed growth rates for future years. The calculation of fair value under the discounted future cash flows is based on estimates including revenue projections, EBITDA margin and discount rate, among others. Projected future cash flows are based on management’s knowledge of the current operating environment and expectations for the future. We believe that our assumptions are consistent with the plans and estimates used to manage the underlying businesses. The discount rate, which is intended to reflect the risks inherent in future cash flow projections, used in a DCF are based on estimates of the weighted-average cost of capital of a market participant. Such estimates are derived from our analysis of peer companies and consider the industry weighted average return on debt and equity from a market participant perspective.

We perform the annual goodwill impairment test for our single-reporting unit segment as of the first day of the third quarter of each year, or more frequently if impairment indicators exist. We identified a triggering event during the year and we performed a quantitative analysis of the fair value of the Company’s reporting unit for both the annual impairment assessment performed as of September 28, 2025, and the interim impairment assessment as of March 28, 2026. The interim and annual goodwill impairment testing concluded that no impairment was required.

Monro, Inc. 2026 Form 10-K	51

FINANCIAL STATEMENTS

NOTES

During the fourth quarter of fiscal 2026 and 2025, we experienced continued industry disruption, which resulted in a reduction in our near-term and long-term outlook. We also experienced a decline in our market capitalization as a result of a decrease in our stock price. Our stock price has a history of volatility, however, given the decrease was sustained throughout the quarter, we viewed this event as a triggering event for the quarters ended March 28, 2026 and March 29, 2025. Our goodwill impairment testing concluded that no impairment was required at that time, and we have undertaken operational changes, including changes in management and strategy, that we believe will lead to improvements in the performance of the business and cash flows. Our forecast of future cash flows is based on our best estimate of projected revenue and projected operating margin, based primarily on pricing, material costs, market share, industry outlook, general economic conditions and strategic actions to improve our operating margin. Based on our impairment test, we had an estimated fair value that exceeded our carrying value, including goodwill, by approximately 20% and 25% in fiscal 2026 and 2025, respectively.

Intangible Assets	March 28, 2026		March 29, 2025
	Gross	Accumulated	Gross	Accumulated
(thousands)	Carrying Amount	Amortization	Carrying Amount	Amortization
Customer lists	$31,043	$28,393	$31,043	$27,114
Trade names	16,432	13,277	16,432	12,648
Franchise agreements and reacquired rights	8,800	6,882	8,800	6,123
Other intangible assets	50	50	50	50
Total	$56,325	$48,602	$56,325	$45,935

Estimated Weighted Average Useful Lives	Life (Years)
Customer lists	10
Trade names	15
Franchise agreements and reacquired rights	12

Amortization expense was $2.7 million, $2.9 million and $3.3 million for 2026, 2025 and 2024, respectively.

Estimated Future Amortization Expense
(thousands)	Amortization
2027	$2,322
2028	2,177
2029	1,398
2030	967
2031	444

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

Monro, Inc. 2026 Form 10-K	52

FINANCIAL STATEMENTS

NOTES

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

On May 23, 2025, we entered into a Fifth Amendment to our Credit Facility (the “Fifth Amendment”). The Fifth Amendment amended the terms of certain of the financial and restrictive covenants in the Credit Facility to provide us with additional flexibility to operate our business from the first quarter of fiscal 2026 through the first quarter of fiscal 2027 (the “Extended Covenant Relief Period”). During the Extended Covenant Relief Period, the minimum interest coverage ratio was reduced from 1.55x to 1.00x to: (a) 1.15x to 1.00x from the first quarter of fiscal 2026 through the third quarter of fiscal 2026; (b) 1.25x to 1.00x from the fourth quarter of fiscal 2026 through the first quarter of fiscal 2027; and (c) 1.55x to 1.00x for the second quarter of fiscal 2027 and thereafter. During the Extended Covenant Relief Period, the maximum ratio of adjusted debt to EBITDAR remained at 4.75x to 1.00x, except that, if we completed a qualified acquisition during the Extended Covenant Relief Period, the maximum ratio would increase to 5.00x to 1.00x for a certain 12-month period after the qualified acquisition.

In addition to the Fourth Amendment modifications, the Fifth Amendment further modified the definition of “EBITDAR” to permit add-backs relating to non-cash impairment and other expenses, with the restriction for add-backs of certain cash expense items up to 20% of EBITDA from the first quarter of fiscal 2026 through the fourth quarter of fiscal 2026 and up to 15% of EBITDA from the first quarter of fiscal 2027 and thereafter. During the Extended Covenant Relief Period, the interest rate spread charged on borrowings was 225 basis points. During the Extended Covenant Relief Period, the restrictions on our ability to declare dividends were modified to reduce the cushion inside the threshold required for us to be able to declare dividends without restriction from 0.50x to 0.25x. In addition, during the Extended Covenant Relief Period, we were required to have minimum liquidity of at least $300 million to declare dividends. We were prohibited from repurchasing our securities during the Extended Covenant Relief Period if there are outstanding amounts under the Credit Facility immediately before or after giving effect to the repurchase. During the Extended Covenant Relief Period, we were permitted to acquire stores or other businesses as long as we had minimum liquidity of at least $300 million after completing the acquisition. In addition, the Fifth Amendment permanently reduced the Credit Facility from $600 million to $500 million.

As of March 28, 2026 and March 29, 2025, the interest rate spread paid by the Company was 225 and 175 basis points over SOFR, respectively.

Monro, Inc. 2026 Form 10-K	53

FINANCIAL STATEMENTS

NOTES

Within the Credit Facility, we have a sub-facility of $80 million available for the purpose of issuing standby letters of credit. The sub-facility requires fees aggregating 87.5 to 212.5 basis points annually of the face amount of each standby letter of credit, payable quarterly in arrears. There was a $30.1 million outstanding letter of credit as of March 28, 2026 and March 29, 2025.

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

There was $60.0 million outstanding and $409.9 million available under the Credit Facility as of March 28, 2026, subject to compliance with our covenants.

We were in compliance with all debt covenants as of March 28, 2026.

On May 21, 2026, we entered into a Sixth Amendment to our Credit Facility (the “Sixth Amendment”). The Sixth Amendment amends the terms of certain of the financial and restrictive covenants in the Credit Facility to provide us with additional flexibility to operate our business to the Credit Facility maturity date, or November 10, 2027 (the “Further Extended Covenant Relief Period”).

During the Further Extended Covenant Relief Period, the minimum interest coverage ratio will be reduced from 1.55x to 1.25. During the Further Extended Covenant Relief Period, the maximum ratio of adjusted debt to EBITDAR remains at 4.75x to 1.00x, except that, if we completed a qualified acquisition during the Further Extended Covenant Relief Period, the maximum ratio would increase to 5.00x to 1.00x for a certain 12-month period after the qualified acquisition. In addition to the Fourth and Fifth Amendment modifications, the Sixth Amendment further modifies the definition of “EBITDAR” to permit add-backs relating to non-cash pension accounting charges.

During the Further Extended Covenant Relief Period, the interest rate spread charged on borrowings is 225 basis points.

During the Further Extended Covenant Relief Period, the restrictions on our ability to declare dividends were modified to reduce the cushion inside the threshold required for us to be able to declare dividends without restriction from 0.50x to 0.25x. In addition, during the Further Extended Covenant Relief Period, we must have minimum liquidity of at least $200 million to declare dividends. We are prohibited from repurchasing our securities during the Further Extended Covenant Relief Period if there are outstanding amounts under the Credit Facility immediately before or after giving effect to the repurchase. During the Further Extended Covenant Relief Period, we may acquire stores or other businesses as long as we have minimum liquidity of at least $200 million after completing the acquisition.

In addition, the Sixth Amendment permanently reduces the Credit Facility from $500 million to $400 million.

Except as amended by the First Amendment, Second Amendment, Third Amendment, Fourth Amendment, Fifth Amendment and Sixth Amendment, the remaining terms of the Credit Facility remain in full force and effect.

Long-term debt had a carrying amount and a fair value of $60.0 million as of March 28, 2026, as compared to a carrying amount and a fair value of $61.3 million as of March 29, 2025. The carrying value of our debt approximated its fair value due to the variable interest nature of the debt.

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

Monro, Inc. 2026 Form 10-K	54

FINANCIAL STATEMENTS

NOTES

Revenue
(thousands)	2026	2025	2024
Tires (a)	$550,450	$565,102	$594,465
Maintenance Service	312,994	329,284	357,197
Brakes	154,765	157,484	175,421
Steering	101,637	101,410	104,235
Batteries	20,789	23,862	21,610
Exhaust	15,015	16,703	19,068
Franchise Royalties	1,526	1,489	4,793
Total	$1,157,176	$1,195,334	$1,276,789

(a) Includes the sale of tire road hazard warranty agreements and tire delivery commissions.

Revenue from the sale of tire road hazard warranty agreements is initially deferred and is recognized over the contract period as costs are expected to be incurred, typically 21 to 36 months. The deferred revenue balances at March 28, 2026 and March 29, 2025 were approximately $18.8 million and $21.0 million, respectively, of which $13.2 million and $14.7 million, respectively, are reported in Deferred revenue and $5.6 million and $6.3 million, respectively, are reported in Other long-term liabilities in our Consolidated Balance Sheets.

Changes in Deferred Revenue
(thousands)	2026	2025
Balance at beginning of period	$21,048	$21,687
Deferral of revenue	18,226	21,085
Recognition of revenue	(20,521)	(21,724)
Balance at end of period	$18,753	$21,048

We expect to recognize $13.2 million of deferred revenue related to road hazard warranty agreements during our fiscal year ending March 27, 2027 and $5.6 million of such deferred revenue thereafter.

Under various arrangements, we receive from certain tire vendors, a delivery commission and reimbursement for the cost of the tire that we may deliver to customers on behalf of the tire vendor. The commission we earn from these transactions is as an agent and the net amount retained is recorded as sales.

Note 8 – Income Taxes

Income (loss) before income taxes were $3.1 million, $(5.9) million and $51.9 million during 2026, 2025 and 2024 respectively.

In December 2023, the FASB issued new accounting guidance ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires income tax disclosure updates, primarily by requiring specific categories and greater disaggregation within the rate reconciliation and income taxes paid by jurisdiction. We adopted the standard prospectively in fiscal 2026.

Income Tax Rate Reconciliation	2026
(dollars in thousands)	Amount	Percentage
U.S. federal statutory rate	$651	21.0%
State income taxes, net of federal tax benefit (a)	1,028	33.2
Tax credits	(667)	(21.5)
Nontaxable or nondeductible items (b)	844	27.2
Changes in unrecognized tax benefits	(1,105)	(35.7)
Other	176	5.7
Effective tax rate	$927	29.9%

(a)State and local taxes in Delaware, North Carolina and Louisville make up the majority (greater than 50%) of the tax effect of the state and local income tax category.

(b)Tax expense of $661 related to nondeductible share-based compensation is classified within nontaxable or non-deductible items in the effective tax rate reconciliation for 2026.

Monro, Inc. 2026 Form 10-K	55

FINANCIAL STATEMENTS

NOTES

Income Tax Rate Reconciliation for years prior to the adoption of ASU 2023-09	2025	2024
	Percent	Percent
Expected U.S. federal income taxes at statutory rate	21.0%	21.0%
State income taxes, net of federal tax benefit	8.0	5.3
Tax adjustments	(7.0)	0.3
Valuation allowance	(7.5)	0.3
Share-based compensation	(8.1)	1.0
Tax credits	9.4	(1.1)
Nondeductible items	(4.0)	0.9
Other	0.6	(0.1)
Effective tax rate	12.4%	27.6%

Provision for (Benefit from) Income Taxes
(thousands)	2026	2025	2024
Current:
Federal	$—	$(731)	$4,910
State	51	(139)	368
Total current	51	(870)	5,278
Deferred:
Federal	990	(9)	5,649
State	(114)	148	3,382
Total deferred	876	139	9,031
Total provision for (benefit from) income taxes	$927	$(731)	$14,309

Income Tax Paid, Net of Refunds
(thousands)	2026
Federal Taxes	$—
State taxes:
New Jersey	108
New York	99
Other	34
Total income taxes paid	$241

We made cash payments of $4.0 million and $5.3 million for income taxes, net of refunds, during 2025 and 2024, respectively. Due to deferred tax effects and other payment and refund timing differences, income tax payments are not necessarily indicative of our current tax expense or future cash obligations.

Net Deferred Tax Asset/(Liability)
(thousands)	March 28, 2026	March 29, 2025
Gross deferred tax assets:
Lease liabilities	$130,273	$143,627
Federal loss carryforward	13,180	1,675
Insurance accrual	9,950	10,590
Other	28,169	21,195
Total gross deferred tax assets	181,572	177,087
Valuation allowance	(587)	(595)
Total gross deferred tax assets	180,985	176,492
Gross deferred tax liabilities:
Leased assets	(102,942)	(109,156)
Goodwill	(99,042)	(89,572)
Other	(17,166)	(14,875)
Total gross deferred tax liabilities	(219,150)	(213,603)
Total net deferred tax liability	$(38,165)	$(37,111)

We have $13.2 million and $12.3 million of federal and state net operating loss carryforwards, respectively, available as of March 28, 2026. The federal net operating loss carryforward has an unlimited carryforward period, and the state net operating loss carryforward periods expire in varying amounts through 2046.

Monro, Inc. 2026 Form 10-K	56

FINANCIAL STATEMENTS

NOTES

We evaluate the realizability of our deferred tax assets on a quarterly basis and establish valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. As of March 28, 2026, we concluded, based on the weight of all available positive and negative evidence, that most of our deferred tax assets are more likely than not to be realized, except the estimated amount of future state net operating loss assets in certain jurisdictions that will expire unutilized.

Reconciliation of Gross Unrecognized Tax Benefits
(thousands)	2026	2025	2024
Balance at beginning of period	$1,399	$2,385	$3,709
Additions for tax positions of prior years	—	404	67
Reductions for tax positions of prior years	(391)	—	—
Settlements for tax positions of prior years	—	(675)	—
Lapse in statutes of limitation	(1,008)	(715)	(1,391)
Balance at end of period	$—	$1,399	$2,385

We did not have any unrecognized tax benefits as of March 28, 2026. The total amount of unrecognized tax benefits was $1.4 million and $2.4 million as of March 29, 2025 and March 30, 2024, respectively, the majority of which, if recognized, would affect the effective tax rate.

In the normal course of business, Monro provides for uncertain tax positions and the related interest and penalties and adjusts its unrecognized tax benefits and accrued interest and penalties accordingly. We did not have any interest and penalties associated with uncertain tax benefits accrued as of March 28, 2026 and March 29, 2025.

We file U.S. federal income tax returns and income tax returns in certain state jurisdictions. Our U.S. federal income tax returns for 2023 – 2025 and various state tax years remain subject to income tax examinations by tax authorities.

Note 9 – Stock Ownership

Holders of at least 60 percent of the Class C convertible preferred stock must approve any action authorized by the holders of Common Stock. In addition, there are certain restrictions on the transferability of shares of Class C convertible preferred stock. In the event of a liquidation, dissolution or winding-up of Monro, the holders of the Class C convertible preferred stock would be entitled to receive an amount equal to the greater of $1.50 per share and the amount the holder would have received had each share of Class C convertible preferred stock been converted to shares of common stock immediately prior to the liquidation, dissolution, or winding up before any amount would be paid to holders of Common Stock. The conversion value of the Class C convertible preferred stock was one to 61.275 common stock shares as of March 28, 2026 and March 29, 2025.

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

Share-based compensation expense included in cost of sales and OSG&A expense in Monro’s Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for 2026, 2025 and 2024 was $3.9 million, $4.7 million and $4.3 million, respectively, and the related income tax benefit for each year was $1.0 million, $1.2 million and $1.1 million, respectively.

Monro currently grants stock option awards, shares of restricted stock and restricted stock units under the 2007 Incentive Stock Option Plan (the “2007 Plan”), as amended and restated effective August 2017. As of March 28, 2026, there were a total of 7,116,620 shares and 2,155,873 shares that were authorized and available for grant under the 2007 Plan, respectively.

Monro, Inc. 2026 Form 10-K	57

FINANCIAL STATEMENTS

NOTES

Non-Qualified Stock Options

Generally, employee options vest over a four-year period, and have a duration of six years. Outstanding options are exercisable for various periods through May 2030.

Stock Option Activity			Weighted average	Aggregate
	Stock	Weighted average	Remaining Contractual	Intrinsic
	Options	Exercise Price	Term (years)	Value (a)
Outstanding as of March 29, 2025	499,403	$43.48
Granted	—	—
Exercised	—	—
Canceled	(173,356)	44.26
Outstanding as of March 28, 2026	326,047	$43.04	3.17	$—
Vested and exercisable as of March 28, 2026	215,183	$49.17	2.88	$—

(a)Total shares valued at the market price of the underlying stock as of March 28, 2026, less the exercise price.

As of March 28, 2026, the total unrecognized compensation expense related to unvested stock option awards was $0.6 million, which is expected to be recognized over a weighted average period of approximately one year. There were no options granted during 2026. The weighted average grant date fair value of options granted during 2025 and 2024 was $6.60 and $11.02, respectively. The total fair value of stock options vested during 2026, 2025 and 2024 was $0.8 million, $1.7 million and $1.4 million, respectively. There were no stock options exercised during 2026, 2025 or 2024.

Restricted Stock

Monro issues restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance stock units (“PSUs”) to certain members of management as well as non-employee directors of the Company (collectively, “restricted stock”). RSAs represent shares issued upon grant that are restricted whereas RSUs and PSUs represent shares issued upon vesting in the future. The fair value for RSAs, RSUs and PSUs are generally calculated based on the stock price on the date of grant. RSAs have voting rights and earn dividends during the vesting period. RSUs and PSUs do not have voting rights but earn dividends during the vesting period. The dividends are paid to the recipient at the time the RSA, RSU or PSU becomes vested. If the recipient leaves Monro prior to the vesting date for any reason, the shares of RSA or the shares underlying RSU or PSU, and the dividends accrued on those shares will be forfeited and returned to Monro. Generally, RSAs and RSUs vest equally over three or four years. Generally, PSUs vest at the end of three years based upon the achievement of certain performance targets.

During 2026, the Company granted RSAs, RSUs and PSUs in connection with the appointment of its new President and Chief Executive Officer, effective December 2, 2025. 26,441 RSAs will vest over one year, and 59,492 RSUs will vest equally over two years on December 31, 2026 and December 31, 2027. 178,476 PSUs may vest upon the Company’s common stock price meeting certain market conditions on December 31, 2027.

In 2024, the Company issued a limited number of PSUs to members of senior management which may vest at the end of three years upon the achievement of a three-year average return on invested capital target. In 2025, the Company issued a limited number of PSUs to members of senior management which may vest upon the achievement of a three-year average relative total shareholder return (“rTSR”) target. In 2026, the Company issued a limited number of PSUs to members of senior management, which performance vesting is split evenly between the achievement of a three-year average rTSR target and the achievement of a fiscal 2026 EBITDA target, followed by an additional two-year time-vesting period.

Monro, Inc. 2026 Form 10-K	58

FINANCIAL STATEMENTS

NOTES

Non-vested Restricted Stock Activity		Weighted average
		Grant-date
	Restricted Shares	Fair Value per Share
Outstanding as of March 29, 2025	378,901	$32.22
Granted	679,656	15.09
Vested	(80,851)	30.78
Forfeited	(108,769)	33.49
Outstanding as of March 28, 2026	868,937	$19.48

As of March 28, 2026, the total unrecognized compensation expense related to unvested restricted shares was $11.4 million, which is expected to be recognized over a weighted average period of approximately two years. The weighted average grant date fair value of restricted shares granted during 2026, 2025 and 2024 was $15.09, $25.65 and $37.09, respectively. The total fair value of restricted shares vested during 2026, 2025 and 2024 was $2.5 million, $3.0 million and $3.7 million, respectively.

Note 11 – Earnings (Loss) per Common Share

Earnings (Loss) per Common Share
(thousands, except per share data)	2026 (a)	2025 (b)	2024
Numerator for earnings (loss) per common share calculation:
Net income (loss)	$2,173	$(5,182)	$37,571
Less: Preferred stock dividends	(1,349)	(1,349)	(1,141)
Income (loss) available to common stockholders	$824	$(6,531)	$36,430
Denominator for earnings per common share calculation:
Weighted average common shares - basic	30,002	29,937	30,903
Effect of dilutive securities:
Preferred stock	—	—	918
Stock options	—	—	—
Restricted stock	—	—	73
Weighted average common shares - diluted	30,002	29,937	31,894

Basic earnings (loss) per common share	$0.03	$(0.22)	$1.18
Diluted earnings (loss) per common share	$0.03	$(0.22)	$1.18

(a)The computation of diluted earnings per common share for fiscal 2026 excludes the effect of approximately 97 shares related to restricted stock and 1,204 preferred stock conversions, as these had an anti-dilutive effect upon the calculation of net income available to the Company’s common shareholders per share during the year ended March 28, 2026.

(b)The computation of diluted loss per common share for fiscal 2025 excludes the effect of approximately 86 shares related to restricted stock and 1,204 preferred stock conversions, as the impact of these items is generally anti-dilutive during periods of net loss. Because of this, there is no difference between basic and diluted loss per common share for periods with net losses.

The computation of diluted earnings (loss) per common share for fiscal 2026, 2025 and 2024 excludes the effect of approximately 816,000, 767,000 and 608,000 of shares related to restricted stock and stock options, respectively, as the shares related to these restricted stock and the exercise price of these stock options were greater than the average market value of our common stock for those periods, resulting in an anti-dilutive effect on diluted earnings (loss) per common share.

Note 12 – Leases

We lease certain retail stores, office space and land as well as service contracts that are considered leases.

Our leases have remaining lease terms, including renewals reasonably certain to be exercised, of less than one year to approximately 32 years. Most of our leases include one or more options to extend the lease, for periods ranging from three years to 30 years or more.

Historical failed sale leasebacks that were assumed through acquisitions and do not qualify for sale leaseback accounting continue to be accounted for as financing obligations. As of March 28, 2026 and March 29, 2025, net assets of $1.0 million and $2.2 million, respectively, and liabilities of $2.4 million and $4.3 million, respectively, due to failed sale leaseback arrangements were included with finance lease assets and liabilities, respectively, on the Consolidated Balance Sheets.

Monro, Inc. 2026 Form 10-K	59

FINANCIAL STATEMENTS

NOTES

Lease Cost
(thousands)	2026	2025	2024
Operating lease cost	$43,547	$45,518	$44,454
Finance lease/financing obligations cost:
Amortization of leased assets	27,702	30,075	30,286
Interest on lease liabilities	10,665	12,083	13,513
Short term and variable lease cost	618	1,200	1,749
Sublease income	(128)	(136)	(166)
Total lease cost	$82,404	$88,740	$89,836

Maturity of Lease Liabilities		Finance Leases and
(thousands)	Operating Leases (a)	Financing Obligations (b)
2027	$47,571	$46,289
2028	42,206	45,269
2029	34,284	36,039
2030	26,990	32,172
2031	21,287	26,556
Thereafter	57,569	92,251
Total undiscounted lease obligations	$229,907	$278,576
Less: imputed interest	(33,952)	(48,629)
Present value of lease obligations	$195,955	$229,947

(a)Operating lease obligations include approximately $28.7 million related to options to extend operating leases that are reasonably certain of being exercised.

(b)Finance lease payments include approximately $44.7 million related to options to extend finance leases that are reasonably certain of being exercised.

Lease Term and Discount Rate	2026	2025	2024
Weighted average remaining lease term (years)
Operating leases	6.9	7.1	7.3
Finance leases and financing obligations	7.7	7.9	8.5
Weighted average discount rate
Operating leases	4.50%	4.14%	3.77%
Finance leases and financing obligations	5.23%	5.17%	5.41%

Other Information
(thousands)	2026	2025	2024
Cash paid for amounts included in measurement of lease obligations:
Operating cash flows from operating leases	$48,226	$47,954	$46,355
Operating cash flows from finance leases and financing obligations	10,729	12,177	13,712
Financing cash flows from finance leases and financing obligations	38,689	39,758	39,031

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

The measurement date used to determine the pension plan measurements disclosed herein is March 31 for both 2026 and 2025. The overfunded status of Monro’s defined benefit plan is recognized as an Other non-current asset in the Consolidated Balance Sheets as of March 28, 2026 and March 29, 2025.

Monro, Inc. 2026 Form 10-K	60

FINANCIAL STATEMENTS

NOTES

Funded Status
(thousands)	2026	2025
Projected benefit obligations	$15,395	$15,859
Fair value of plan assets	16,777	16,640
Overfunded status	$1,382	$781

Contributions and Estimated Future Benefit Payment

Our obligations to plan participants can be met over time through a combination of Company contributions to these plans and earnings on plan assets. There are no required or expected contributions in our fiscal year ending March 27, 2027 (“fiscal 2027”) to the plan. However, depending on investment performance and plan funded status, we may elect to make a contribution.

Estimated Future Benefit Payments
(thousands)	Pension Benefits
2027	$1,204
2028	1,213
2029	1,241
2030	1,256
2031	1,258
2032 - 2036	6,045

Cost of Plans

Net Pension Benefits Expense
(thousands)	2026	2025	2024
Interest cost on projected benefit obligation	$808	$815	$812
Expected return on plan assets	(873)	(910)	(818)
Amortization of unrecognized actuarial loss	146	138	192
Total	$81	$43	$186

Assumptions

Benefit Obligation Weighted Average Assumption	2026	2025
Discount rate	5.46%	5.39%

Net Periodic Benefit Expense Weighted Average Assumptions	2026	2025	2024
Discount rate	5.39%	5.22%	4.94%
Expected long-term rate of return on plan assets	5.50%	5.50%	5.00%

Our expected long-term rate of return on plan assets assumption is based upon historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.

Benefit Obligation

Change in Projected Benefit Obligation
(thousands)	2026	2025
Benefit obligation at beginning of year	$15,859	$16,489
Interest cost	808	815
Actuarial gain	(178)	(371)
Benefits paid	(1,094)	(1,074)
Benefit obligation at end of year (a)	$15,395	$15,859

(a) Accumulated benefit obligation-the present value of benefits earned to date assuming no future salary growth-is materially consistent with the projected benefit obligation in each period presented.

Monro, Inc. 2026 Form 10-K	61

FINANCIAL STATEMENTS

NOTES

Plan Assets

Change in Plan Assets
(thousands)	2026	2025
Fair value of plan assets at beginning of year	$16,640	$17,272
Actual gain on plan assets	1,231	442
Benefits paid	(1,094)	(1,074)
Fair value of plan assets at end of year	$16,777	$16,640

Our asset allocation strategy is to conservatively manage the assets to meet the plan’s long-term obligations while maintaining sufficient liquidity to pay current benefits. This is achieved by holding equity investments while investing a portion of assets in long duration bonds to match the long-term nature of the liabilities.

Asset Category	Current Targeted	Actual Allocation
	Allocation	2026	2025
Cash and cash equivalents		1.0%	1.0%
Fixed income	70.0%	73.0%	70.3%
Equity securities	30.0%	26.0%	28.7%
Total	100.0%	100.0%	100.0%

Fair Value Measurements		Fair Value at
(thousands)	Pricing Category (a)	March 28, 2026	March 29, 2025
Assets in the fair value hierarchy
Shares of registered investment companies	Level 1	$9,345	$9,589
Total assets in the fair value hierarchy		9,345	9,589
Common collective trusts (b)		7,271	6,885
Pooled separate accounts (b)		161	166
Total plan assets		$16,777	$16,640

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

Amounts included in Shareholders’ Equity

Amounts in Accumulated Other Comprehensive Loss
(thousands)	2026	2025
Unamortized net actuarial loss	$3,847	$4,530
Amounts in Accumulated Other Comprehensive Loss (a)	$3,847	$4,530

(a) $2,915 and $3,421, net of tax, at the end of 2026 and 2025, respectively.

Amounts included in Other Comprehensive Income

Amounts in Other Comprehensive Income
(thousands)	2026	2025	2024
Net actuarial income	$683	$41	$897
Amounts in Other Comprehensive Income (a)	$683	$41	$897

(a) $506, $30 and $664, net of tax, during 2026, 2025 and 2024, respectively.

Monro, Inc. 2026 Form 10-K	62

FINANCIAL STATEMENTS

NOTES

Defined Contribution Plan

Our employees are eligible to participate in a defined contribution 401(k) plan that covers full-time employees who meet the age and service requirements of the plan. The plan is funded by employee and employer contributions. We match 50 percent of the first 6 percent of employee contributions. Employer contributions totaled approximately $1.7 million, $1.6 million and $1.9 million for 2026, 2025 and 2024, respectively. We may also make annual profit-sharing contributions to the plan at the discretion of Monro’s Compensation Committee of the Board of Directors.

In addition, we maintain an executive deferred compensation plan (the “Executive Deferred Compensation Plan”) for a broad management group whose participation in our 401(k) plan is limited by statute or regulation. The Executive Deferred Compensation Plan permits participants to defer all or any portion of the compensation that would otherwise be payable to them for the calendar year. We credit to the participants’ accounts such amounts as would have been contributed to Monro’s 401(k) plan but for the limitations that are imposed by statute or regulation. The Executive Deferred Compensation Plan is an unfunded arrangement and the participants or their beneficiaries have an unsecured claim against the general assets of Monro to the extent of their Executive Deferred Compensation Plan benefits. We maintain accounts to reflect the amounts owed to each participant. At least annually, the accounts are credited with earnings or losses calculated based on an interest rate or other formula as determined by Monro’s Compensation Committee. The total liability recorded in our financial statements at March 28, 2026 and March 29, 2025 related to the Executive Deferred Compensation Plan was approximately $1.9 million and $2.0 million, respectively.

Note 14 – Commitments and Contingencies

Commitments

Commitments Due by Period		Within	2 to	4 to	After
(thousands)	Total	1 Year	3 Years	5 Years	5 Years
Principal payments on long-term debt	$60,000	$—	$60,000	$—	$—
Finance lease commitments/financing obligations (a)	278,576	46,289	81,308	58,728	92,251
Operating lease commitments (a)	229,907	47,571	76,490	48,277	57,569
Total	$568,483	$93,860	$217,798	$107,005	$149,820

(a) Finance and operating lease commitments represent future undiscounted lease payments and include $44.7 million and $28.7 million, respectively, related to options to extend lease terms that are reasonably certain of being exercised.

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

Monro, Inc. 2026 Form 10-K	63

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

Our outstanding supplier obligations eligible for advance payment under the program totaled $226.8 million and $245.5 million as of March 28, 2026 and March 29, 2025, respectively, and are included within Accounts Payable on our Consolidated Balance Sheets. Our outstanding supplier obligations do not represent actual receivables sold by our suppliers to the financial institutions, which may be lower.

The Company’s confirmed obligations to suppliers participating in these financing arrangements consist of the following:

Supplier Finance Program
(thousands)	March 28, 2026	March 29, 2025
Confirmed obligations outstanding at the beginning of the year	$245,500	$167,200
Invoices confirmed during the year	270,300	323,700
Confirmed invoices paid during the year	(289,000)	(245,400)
Confirmed obligations outstanding at the end of the year	$226,800	$245,500

Note 16 – Related Parties and Transactions

The Board of Directors of the Company appointed Peter D. Fitzsimmons to serve as our President and Chief Executive Officer as of March 28, 2025. At that time, Mr. Fitzsimmons was serving as a partner and managing director of AlixPartners, LLP (“AlixPartners”). In connection with Mr. Fitzsimmons’ appointment, the Company entered into a consulting agreement with AP Services, LLC (“APS”), an affiliate of AlixPartners, pursuant to which APS provided for Mr. Fitzsimmons to serve as the Company’s Chief Executive Officer and for the additional resources of APS personnel as required. On December 2, 2025, the Company entered into an employment agreement with Peter Fitzsimmons, whereby he continues to serve as our President and Chief Executive Officer and appointed him as a member of the Board of Directors at which time Mr. Fitzsimmons ceased serving as partner and managing director of AlixPartners and the consulting agreement with APS was terminated.

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

On December 23, 2025, the Company entered into a new consulting agreement with AlixPartners (the “Master Services Agreement”) pursuant to which AlixPartners will provide consulting services to the Company under various statements of work at standard engagement rates to support the Operational Improvement Plan.

Monro, Inc. 2026 Form 10-K	64

FINANCIAL STATEMENTS

NOTES

The Company incurred total expenses related to AlixPartners and APS of $22.3 million in operating, selling, general and administrative expenses in our Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the year ended March 28, 2026, of which $1.1 million is within Other current liabilities in our Consolidated Balance Sheets at March 28, 2026.

Note 17 – Shareholder Governance Matters

Rights Plan

On November 9, 2025, the Board of Directors approved the adoption of a limited-duration shareholder rights plan (the “Rights Plan”), intended to protect the best interests of all Company shareholders. Pursuant to the Rights Plan, the Company issued one right for each common share outstanding as of the close of business on November 24, 2025. The rights trade with the Company’s common stock and will generally become exercisable only if an entity, person or group acquires beneficial ownership of 17.5% or more of the Company’s outstanding shares (the “triggering percentage”). If the rights become exercisable, all holders of rights (other than the entity, person or group that acquired the triggering percentage) will be entitled to purchase one one-thousandth of a share of Series D Junior Participating Serial Preferred Stock, par value $0.01 per share, of the Company at a purchase price of $90.00, or the Company’s Board of Directors may exchange one share of the Company’s common stock for each outstanding right (other than rights owned by such entity, person or group, that acquired the triggering percentage, which would have become void). Under the Rights Plan, any person that owns more than the triggering percentage as of the adoption of the Rights Plan may continue to own its shares of common stock but may not acquire any additional shares without triggering the Rights Plan. The Rights Plan has a one-year duration, expiring on November 6, 2026. The Board of Directors may consider an earlier termination of the Rights Plan as circumstances warrant.

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

At the end of the sunset period, all shares of Class C Preferred Stock remaining outstanding will be automatically converted into shares of common stock at the adjusted conversion rate. In addition, the liquidation preference for the Class C Preferred Stock was amended to provide that, upon a liquidation event, each holder of Class C Preferred Stock would be entitled to receive, for each share of Class C Preferred Stock held by the holder upon a liquidation, dissolution, or winding up of the affairs of the Company, an amount equal to the greater of $1.50 per share and the amount the holder would have received had each share of Class C Preferred Stock been converted to shares of common stock immediately prior to the liquidation, dissolution, or winding up. There was no Class C Preferred Stock converted during the year ended March 28, 2026. The Reclassification Agreement also provides that, during the sunset period, the Class C Holders will have the right to appoint one member of the Board of Directors. This designee is expected to be Peter J. Solomon, who is one of the Company’s current directors and one of the Class C Holders.

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

Monro, Inc. 2026 Form 10-K	65

FINANCIAL STATEMENTS

NOTES

Segment Reporting
(thousands)	March 28, 2026	March 29, 2025	March 30, 2024
Sales	$1,157,176	$1,195,334	$1,276,789
Less:
Cost of sales, including occupancy costs	699,705	719,562	764,737
Operating, selling, general and administrative expenses	375,768	393,835	368,423
Depreciation and amortization expenses	61,674	69,372	72,204
Interest expense, net	17,233	18,924	20,005
Other segment items (a)	(304)	(446)	(460)
Provision for (benefit from) income taxes	927	(731)	14,309
Net income (loss)	$2,173	$(5,182)	$37,571

(a)Other segment items consist of other income, net, included in the accompanying Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

No asset information has been provided as we do not regularly review asset information by reportable segment. As of March 28, 2026 and March 29, 2025, assets held in the U.S. accounted for 100% of total assets.

There were no major customers individually accounting for 10% or more of consolidated net revenues.

Note 19 – Subsequent Events

On May 21, 2026, our Board of Directors declared a cash dividend of $0.28 per common share or common share equivalent to be paid to shareholders of record as of June 2, 2026. The dividend will be paid on June 16, 2026.

On May 21, 2026, we entered into the Sixth Amendment to the Credit Facility, which among other things, amends the terms of certain of the financial and restrictive covenants in the credit agreement to provide us with additional flexibility to operate our business to the Credit Facility maturity date, or November 10, 2027. See Note 6 for additional discussion related to the Sixth Amendment.

Monro, Inc. 2026 Form 10-K	66

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that as of March 28, 2026, the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Monro’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Monro’s internal control over financial reporting was effective as of March 28, 2026, the end of our fiscal year. The effectiveness of Monro’s internal control over financial reporting as of March 28, 2026 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein. For the Report on Management’s Assessment of Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm, see Part II, Item 8, “Financial Statements and Supplementary Data”.

Changes in Internal Control Over Financial Reporting

The Company also carried out an evaluation of the internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended March 28, 2026. Based on such evaluation, there have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter ended March 28, 2026, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

On May 21, 2026, we entered into a Sixth Amendment to our Credit Facility (the “Sixth Amendment”). The Sixth Amendment amends the terms of certain of the financial and restrictive covenants in the Credit Facility to provide us with additional flexibility to operate our business to the Credit Facility maturity date, or November 10, 2027 (the “Further Extended Covenant Relief Period”).

During the Further Extended Covenant Relief Period, the minimum interest coverage ratio will be reduced from 1.55x to 1.25. During the Further Extended Covenant Relief Period, the maximum ratio of adjusted debt to EBITDAR remains at 4.75x to 1.00x, except that, if we completed a qualified acquisition during the Further Extended Covenant Relief Period, the maximum ratio would increase to 5.00x to 1.00x for a certain 12-month period after the qualified acquisition. In addition to the Fourth and Fifth Amendment modifications, the Sixth Amendment further modifies the definition of “EBITDAR” to permit add-backs relating to non-cash pension accounting charges.

During the Further Extended Covenant Relief Period, the interest rate spread charged on borrowings is 225 basis points.

During the Further Extended Covenant Relief Period, the restrictions on our ability to declare dividends were modified to reduce the cushion inside the threshold required for us to be able to declare dividends without restriction from 0.50x to 0.25x. In addition, during the Further Extended Covenant Relief Period, we must have minimum liquidity of at least $200 million to declare dividends. We are

Monro, Inc. 2026 Form 10-K	67

SUPPLEMENTAL INFORMATION

prohibited from repurchasing our securities during the Further Extended Covenant Relief Period if there are outstanding amounts under the Credit Facility immediately before or after giving effect to the repurchase. During the Further Extended Covenant Relief Period, we may acquire stores or other businesses as long as we have minimum liquidity of at least $200 million after completing the acquisition.

In addition, the Sixth Amendment permanently reduces the Credit Facility from $500 million to $400 million.

We paid the consenting lenders certain amounts, including a consent fee equal to 0.125% of the aggregate principal amount of the commitments under the Credit Facility, to facilitate the amendment and closing of the Sixth Amendment.

Except as amended by the First Amendment, Second Amendment, Third Amendment, Fourth Amendment, Fifth Amendment and Sixth Amendment, the remaining terms of the Credit Facility remain in full force and effect.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Monro, Inc. 2026 Form 10-K	68

SUPPLEMENTAL INFORMATION

PART III

Certain information required by Part III is incorporated by reference from Monro’s Definitive Proxy Statement for its 2026 Annual Meeting of Shareholders expected to be held on August 11, 2026 (“Proxy Statement”).

Item 10. Directors, Executive Officers and Corporate Governance

The following sections of the Proxy Statement are incorporated herein by reference:

•Proposal No. 1 – Election of Directors

•Corporate Governance Practices and Policies

•Our Executive Officers

•Delinquent Section 16(a) Reports

Monro’s directors and executive officers are subject to the provisions of Monro’s Code of Ethics for All Board Members, Executive Officers and Management Teammates (the “Code”), which is available in the Investors – Governance section of Monro’s website, https://corporate.monro.com/investors. Changes to the Code and any waivers are also posted on Monro’s website in the Investor Information section.

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

•Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following sections of the Proxy Statement are incorporated herein by reference:

•Security Ownership of Certain Beneficial Owners and Management

Information concerning Monro’s shares authorized for issuance under its equity-based compensation plans at March 28, 2026 is incorporated herein by reference to the section captioned “Executive Compensation – Equity Compensation Plan Information” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following sub-sections within the Corporate Governance Practices and Policies section of the Proxy Statement are incorporated herein by reference:

•Board Independence

•Certain Relationships and Related Party Transactions

Item 14. Principal Accountant Fees and Services

The following sections of the Proxy Statement are incorporated herein by reference:

•Proposal No. 3 – Ratification of Appointment of Independent Registered Public Accounting Firm

Monro, Inc. 2026 Form 10-K	69

SUPPLEMENTAL INFORMATION

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following information required under this item is filed as part of this report:

(a) Financial Statements

•Consolidated Balance Sheets as of March 28, 2026 and March 29, 2025

•Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the Years Ended March 28, 2026, March 29, 2025 and March 30, 2024

•Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended March 28, 2026, March 29, 2025 and March 30, 2024

•Consolidated Statements of Cash Flows for the Years Ended March 28, 2026, March 29, 2025 and March 30, 2024

•Notes to Consolidated Financial Statements

•Report of Independent Registered Public Accounting Firm

Financial Statement Schedules

None.

Other schedules have not been included either because they are not applicable or because the information is included elsewhere in this Report.

Monro, Inc. 2026 Form 10-K	70

SUPPLEMENTAL INFORMATION

(b) Exhibits

Exhibit No.	Document
3.01

Restated Certificate of Incorporation of the Company, dated July 23, 1991, with Certificate of Amendment, dated November 1, 1991. (Filed in paper form as SEC File No: 0-19357, 1992 Form 10-K, Exhibit No. 3.01)

3.01a	Certificate of Change of the Certificate of Incorporation of the Company, dated January 26, 1996. (August 2004 Form S-3, Exhibit No. 4.1(b))
3.01b	Certificate of Amendment to Restated Certificate of Incorporation, dated April 15, 2004. (August 2004 Form S-3, Exhibit No. 4.1(c))
3.01c	Certificate of Amendment to Restated Certificate of Incorporation, dated October 10, 2007. (2008 Form 10-K, Exhibit No. 3.01c)
3.01d	Certificate of Amendment to Restated Certificate of Incorporation, dated August 1, 2012. (2013 Form 10-K, Exhibit No. 3.01d)
3.01e	Certificate of Amendment to Restated Certificate of Incorporation, dated August 15, 2017. (August 2017 Form 8-K, Exhibit No. 3.01e)
3.01f	Certificate of Amendment to Restated Certificate of Incorporation, effective as of August 17, 2023. (August 2023 Form 8-K, Exhibit No. 3.1)
3.01g	Certificate of Amendment to Restated Certificate of Incorporation, effective as of August 17, 2023. (August 2023 Form 8-K, Exhibit No. 3.2)
3.01h	Certificate of Amendment to Restated Certificate of Incorporation, effective as of August 17, 2023. (August 2023 Form 8-K, Exhibit No. 3.3)
3.01i	Certificate of Amendment to the Restated Certificate of Incorporation, dated November 10, 2025. (November 2025 Form 8-K, Exhibit No. 3.1)
3.02	Amended and Restated By-Laws of the Company, dated May 13, 2021. (May 2021 Form 8-K, Exhibit No. 3.02)
4.01	Description of Registrant’s Securities.
4.02

Rights Agreement dated as of November 10, 2025, by and between the Company and Equiniti Trust Company, LLC, as rights agent, which includes as Exhibit B the Form of Right Certificate. (November 2025 Form 8-K, Exhibit No. 4.1)

10.02	Amended and Restated 2007 Stock Incentive Plan, dated effective August 15, 2017. (2017 Proxy, Exhibit A)*
10.02a	Form of Restricted Stock Unit Award Agreement under Amended and Restated 2007 Stock Incentive Plan.*
10.02b	Form of Performance Stock Unit Award Agreement under Amended and Restated 2007 Stock Incentive Plan.*
10.02c	Form of Option Award Agreement under Amended and Restated 2007 Stock Incentive Plan. (December 2024 Form 10-Q, Exhibit No. 10.02c)*
10.02d	First Amendment to the Amended and Restated 2007 Stock Incentive Plan (August 2025 Form S-8, Exhibit No 4.12)*
10.03	Monro, Inc. Deferred Compensation Plan, dated January 1, 2005, and last amended and restated as of December 31, 2021. (May 2022 Form 10-K, Exhibit No. 10.03)*
10.04	Monro, Inc. Pension Plan, adopted December 21, 2022 and effective January 1, 2022 (2023 Form 10-K, Exhibit No. 10.04)*
10.05	Monro Muffler Brake, Inc. Profit Sharing Plan, adopted May 1, 1960, and last amended and restated as of December 8, 2014. (2015 Form 10-K, Exhibit No. 10.05)*
10.05a

First Amendment to December 8, 2014 Restatement to the Monro Muffler Brake, Inc. Profit Sharing Plan, dated December 10, 2015 and effective as of April 1, 2015. (December 2015 Form 10-Q, Exhibit No. 10.05a)*

10.06	Monro, Inc. Executive Deferred Compensation Plan, dated December 9, 2021 and effective as of January 1, 2022. (May 2022 Form 10-K, Exhibit No. 10.06)*
10.07	Reclassification Agreement, dated as of May 12, 2023, by and among Monro, Inc. and the Holders of Class C Convertible Preferred Stock Named Therein. (May 2023 Form 8-K, Exhibit No. 10.07)**
10.1	Asset Purchase Agreement, among American Tire Distributors, Inc., Monro, Inc. and Monro Service Corporation, dated as of May 13, 2022 (May 2022 Form 8-K, Exhibit No. 10.1)**
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

10.22	Amended and Restated Credit Agreement, dated as of April 25, 2019. (April 2019 Form 8-K, Exhibit No. 10.22)**

Monro, Inc. 2026 Form 10-K	71

SUPPLEMENTAL INFORMATION

10.22a	Amendment No.1 to Amended and Restated Credit Agreement, dated as of June 11, 2020. (June 2020 Form 8-K, Exhibit No. 10.22a)
10.22b	Amendment No.2 to Amended and Restated Credit Agreement, dated as of October 5, 2021. (October 2021 Form 8-K, Exhibit No. 10.22b)
10.22c	Amendment No. 3 to Amended and Restated Credit Agreement, dated as of November 10, 2022. (January 2023 Form 10-Q, Exhibit No. 10.22c)**
10.22d	Amendment No.4 to Amended and Restated Credit Agreement, dated as of May 23, 2024. (June 2024 Form 10-Q, Exhibit No. 10.22d)**
10.22e	Amendment No. 5 to Amended and Restated Credit Agreement, dated as of May 23, 2025. (May 2025 Form 10-K, Exhibit No. 10.22e)**
10.22f	Amendment No. 6 to Amended and Restated Credit Agreement, dated as of May 21, 2026.**
10.67	Letter agreement, effective April 15, 2021, between the Company and Maureen Mulholland. (April 2021 Form 8-K, Exhibit No. 10.67)*
10.68	Letter agreement regarding severance benefits, effective August 12, 2025 between the Company and Nicholas Hawryschuk (August 2025 Form 8-K, Exhibit No. 10.68)*
10.69	Letter agreement regarding severance benefits, effective April 13, 2021 between the Company and Cindy L. Donovan*
10.70	Supply Agreement, effective November 1, 2023, by and between the Company and VGP Holdings LLC. (December 2023 Form 10-Q, Exhibit No. 10.70)†**
10.70a	First Amendment to Supply Agreement, effective December 28, 2025, by and between the Company and VGP Holdings LLC.†
10.74	Distribution and Fulfillment Agreement by and between Monro, Inc. and American Tire Distributors, Inc., dated June 17, 2022. (August 2022 Form 10-Q, Exhibit No. 10.74)**
10.74a	Amendment to the Distribution and Fulfillment Agreement by and between Monro, Inc. and American Tire Distributors, Inc., dated as of February 24, 2025. (May 2025 Form 10-K, Exhibit No. 10.74a)†
10.75	Amended and Restated Employment Agreement by and between the Company and Brian J. D’Ambrosia, dated October 26, 2023. (December 2023 Form 10-Q, Exhibit 10.75)*
10.76	Amended and Restated Employment Agreement by and between the Company and Michael T. Broderick, dated October 26, 2023. (December 2023 Form 10-Q, Exhibit 10.76)*
10.76a	Separation Agreement by and between the Company and Michael T. Broderick, dated March 27, 2025. (May 2025 Form 10-K, Exhibit No. 10.76a)*,**
10.77	Monro Muffler Brake, Inc. Management Incentive Compensation Plan, effective as of June 1, 2002. (2002 Form 10-K, Exhibit No. 10.77)*
10.78	Letter Agreement by and between the Company and AP Services, LLC, effective as of March 28, 2025. (May 2025 Form 10-K, Exhibit No. 10.78)*,**
10.79	Consulting Agreement by and between the Company and AlixPartners, LLP, effective as of March 28, 2025. (May 2025 Form 10-K, Exhibit No. 10.79)**
10.79a	Amendment No. 1 to Agreement by and between the Company and AlixPartners, LLP, effective May 30. 2025. (June 2025 Form 10-Q, Exhibit No. 10.79)†**
10.79b	Amendment No. 1 to Addendum 1 under the Agreement by and between the Company and AlixPartners, LLP, effective July 31, 2025. (2025 September Form 10-Q, Exhibit No. 10.79b)
10.79c	Amendment No. 2 to Addendum 1 under the Agreement by and between the Company and AlixPartners, LLP, effective November 2, 2025. (December 2025 Form 10-Q, Exhibit No. 10.79c)
10.80	Office Lease Agreement, dated July 12, 2024, between ROC Office, LLC and Monro, Inc. (May 2025 Form 10-K, Exhibit No. 10.80)
10.81	Employment Agreement, by and between Monro, Inc. and Peter D. Fitzsimmons, dated December 2, 2025. (December 2025 Form 8-K, Exhibit No. 10.81)*
10.82	Restricted Stock Award Agreement, by and between Monro, Inc. and Peter D. Fitzsimmons, dated December 2, 2025. (December 2025 Form 8-K, Exhibit No. 10.82)*
10.83	Restricted Stock Unit Award Agreement, by and between Monro, Inc. and Peter D. Fitzsimmons, dated December 2, 2025. (December 2025 Form 8-K, Exhibit No. 10.83)*
10.84	Performance Stock Unit Award Agreement, by and between Monro, Inc. and Peter D. Fitzsimmons, dated December 2, 2025. (December 2025 Form 8-K, Exhibit 10.84)*
19.01	Insider Trading Policy. (May 2025 Form 10-K, Exhibit No. 19.01)
21.01	Subsidiaries of the Company. (May 2024 Form 10-K, Exhibit No. 21.01)
23.01	Consent of PricewaterhouseCoopers LLP.
24.01	Powers of Attorney.
31.1	Certification of Peter D. Fitzsimmons, President and Chief Executive Officer.
31.2	Certification of Brian J. D’Ambrosia, Executive Vice President – Finance and Chief Financial Officer.

Monro, Inc. 2026 Form 10-K	72

SUPPLEMENTAL INFORMATION

32.1	Certification Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
97.01	Amended and Restated Clawback Policy. (May 2024 Form 10-K, Exhibit No. 97.01)
101.INS	XBRL Instance Document
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.SCH	XBRL Taxonomy Extension Schema Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.

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

Item 16. Form 10-K Summary

None.

Monro, Inc. 2026 Form 10-K	73

SUPPLEMENTAL INFORMATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MONRO, INC.

By:	/s/ Peter D. Fitzsimmons
Peter D. Fitzsimmons
Chief Executive Officer and President

Date: May 27, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Peter D. Fitzsimmons	President and Chief Executive Officer,	May 27, 2026
Peter D. Fitzsimmons	and Director (Principal Executive Officer)

/s/ Brian J. D’Ambrosia	Executive Vice President – Finance,	May 27, 2026
Brian J. D’Ambrosia	Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

/s/ Robert E. Mellor*	Chairman of the Board, Director	May 27, 2026
Robert E. Mellor

/s/ John L. Auerbach * John L. Auerbach	Director	May 27, 2026

/s/ Lindsay N. Hyde*	Director	May 27, 2026
Lindsay N. Hyde

/s/ Leah C. Johnson*	Director	May 27, 2026
Leah C. Johnson

/s/ Stephen C. McCluski*	Director	May 27, 2026
Stephen C. McCluski

/s/ Thomas B. Okray*	Director	May 27, 2026
Thomas B. Okray

/s/ Peter J. Solomon*	Director	May 27, 2026
Peter J. Solomon
/s/ Hope B. Woodhouse*	Director	May 27, 2026
Hope B. Woodhouse	* By: /s/ Peter D. Fitzsimmons
Peter D. Fitzsimmons, as Attorney-in-Fact

Monro, Inc. 2026 Form 10-K	74