Form 10-Q
period 2026-06-27
MONRO, INC.
filed 2026-07-29
CIK 876427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________________________________

FORM 10-Q

____________________________________________________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐  Yes     ☒  No

As of July 18, 2026, 31,264,060 shares of the registrant's common stock, $0.01 par value per share, were outstanding.

Monro, Inc. Q1 2027 Form 10-Q	2

CONSOLIDATED FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

(thousands, except footnotes) (unaudited)	June 27, 2026	March 28, 2026
Assets
Current assets
Cash and equivalents	$9,526	$14,633
Accounts receivable	12,139	11,362
Federal and state income taxes receivable	3,414	3,850
Inventory	156,225	155,270
Other current assets	50,427	51,526
Total current assets	231,731	236,641
Property and equipment, net	239,346	241,857
Finance lease and financing obligation assets, net	142,842	148,807
Operating lease assets, net	179,239	175,899
Goodwill	736,435	736,435
Intangible assets, net	7,104	7,723
Assets held for sale	3,166	4,189
Other non-current assets	16,643	16,426
Total assets	$1,556,506	$1,567,977
Liabilities and shareholders' equity
Current liabilities
Current portion of finance leases and financing obligations	$36,878	$36,774
Current portion of operating lease liabilities	39,291	39,746
Accounts payable	289,286	313,740
Accrued payroll, payroll taxes and other payroll benefits	13,067	21,913
Accrued insurance	49,082	58,236
Deferred revenue	12,934	13,194
Other current liabilities	32,335	34,234
Total current liabilities	472,873	517,837
Long-term debt	108,435	60,000
Long-term finance leases and financing obligations	184,070	193,173
Long-term operating lease liabilities	159,169	156,209
Long-term deferred income tax liabilities	38,625	38,165
Other long-term liabilities	10,832	11,120
Total liabilities	974,004	976,504
Commitments and contingencies - Note 8
Shareholders' equity:
Class C convertible preferred stock	—	29
Common stock	414	401
Treasury stock	(250,111)	(250,111)
Additional paid-in capital	263,648	262,411
Accumulated other comprehensive loss	(2,041)	(2,915)
Retained earnings	570,592	581,658
Total shareholders' equity	582,502	591,473
Total liabilities and shareholders' equity	$1,556,506	$1,567,977

Class C convertible preferred stock Authorized 150,000 shares, $1.50 par value, one preferred stock share to 61.275 common stock shares conversion value; 19,664 shares issued and outstanding as of March 28, 2026. No shares issued or outstanding as of June 27, 2026. See Note 10 for more information.

Serial preferred stock Authorized 4,750,000 shares, $0.01 par value; of which 65,000 shares are designated as Series D Junior Participating Serial Preferred Stock. No shares issued or outstanding as of June 27, 2026 or March 28, 2026. See Note 10 for more information.

Common stock Authorized 65,000,000 shares, $0.01 par value; 41,368,748 shares issued as of June 27, 2026 and 40,124,348 shares issued as of March 28, 2026.

Treasury stock 10,104,688 shares as of June 27, 2026 and March 28, 2026, at cost.

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. Q1 2027 Form 10-Q	3

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Loss and Comprehensive Loss

	Three Months Ended
(thousands, except per share data) (unaudited)	June 27, 2026	June 28, 2025
Sales	$287,129	$301,035
Cost of sales, including occupancy costs	186,734	194,129
Gross profit	100,395	106,906
Operating, selling, general and administrative expenses	96,700	112,981
Operating income (loss)	3,695	(6,075)
Interest expense, net of interest income	4,635	4,784
Other expense (income), net	1,056	(158)
Loss before income taxes	(1,996)	(10,701)
Provision for (benefit from) income taxes	153	(2,651)
Net loss	$(2,149)	$(8,050)
Other comprehensive income:
Changes in pension, net of tax	874	9
Other comprehensive income	874	9
Comprehensive loss	$(1,275)	$(8,041)
Loss per share:
Basic	$(0.08)	$(0.28)
Diluted	$(0.08)	$(0.28)
Weighted average common shares outstanding:
Basic	30,145	29,967
Diluted	30,145	29,967

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. Q1 2027 Form 10-Q	4

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Changes in Shareholders’ Equity

	Class C							Accumulated
	Convertible						Additional	Other
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Comprehensive	Retained	Total
(thousands) (unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at March 29, 2025	20	$29	40,068	$401	10,105	$(250,111)	$258,804	$(3,421)	$615,059	$620,761
Net loss									(8,050)	(8,050)
Other comprehensive income:
Pension liability adjustment								9		9
Dividends declared:
Preferred									(337)	(337)
Common									(8,391)	(8,391)
Dividend payable									48	48
Stock options and restricted stock			16				(133)			(133)
Stock-based compensation							984			984
Balance at June 28, 2025	20	$29	40,084	$401	10,105	$(250,111)	$259,655	$(3,412)	$598,329	$604,891

Balance at March 28, 2026	20	$29	40,125	$401	10,105	$(250,111)	$262,411	$(2,915)	$581,658	$591,473
Net loss									(2,149)	(2,149)
Other comprehensive income:
Pension liability adjustment								874		874
Dividends declared:
Preferred									(337)	(337)
Common									(8,406)	(8,406)
Dividend payable									(174)	(174)
Preferred stock conversion (a)	(20)	(29)	1,205	12			17			—
Stock options and restricted stock			39	1			(416)			(415)
Stock-based compensation							1,636			1,636
Balance at June 27, 2026	—	$—	41,369	$414	10,105	$(250,111)	$263,648	$(2,041)	$570,592	$582,502

(a)On June 18, 2026, a total of 19,664 shares of Class C Preferred Stock, with a par value of $1.50 per share and a conversion ratio of 61.275 shares of Common Stock per preferred share, were converted into 1,204,908 shares of Common Stock. See Note 10 for more information.

We declared and paid $0.28 dividends per common share or equivalent for each of the three months ended June 27, 2026 and June 28, 2025.

See accompanying Notes to Consolidated Financial Statements

Monro, Inc. Q1 2027 Form 10-Q	5

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows

	Three Months Ended
(thousands) (unaudited)	June 27, 2026	June 28, 2025
Operating activities
Net loss	$(2,149)	$(8,050)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation and amortization	15,652	15,591
Share-based compensation expense	1,636	984
(Gain) loss on disposal of assets	(2,265)	1,476
Pension settlement expense	1,171	—
Deferred income tax expense (benefit)	153	(2,651)
Change in operating assets and liabilities:
Accounts receivable	(777)	(258)
Federal and state income taxes payable	525	81
Inventory	(848)	7,420
Other current assets	682	(3,190)
Other non-current assets	9,338	9,654
Accounts payable	(24,454)	(21,269)
Accrued expenses	(18,708)	4,339
Other long-term liabilities	(10,344)	(6,066)
Cash used for operating activities	(30,388)	(1,939)
Investing activities
Capital expenditures	(7,531)	(7,400)
Deferred proceeds received from divestiture	—	3,474
Proceeds from the disposal of assets	2,985	1,560
Cash used for investing activities	(4,546)	(2,366)
Financing activities
Proceeds from borrowings on long-term debt	101,753	61,132
Principal payments on long-term debt	(53,318)	(50,836)
Principal payments on finance leases and financing obligations	(9,275)	(9,760)
Dividends paid	(8,743)	(8,728)
Deferred financing costs	(590)	(464)
Cash provided by (used for) financing activities	29,827	(8,656)
Decrease in cash and equivalents	(5,107)	(12,961)
Cash and equivalents at beginning of period	14,633	20,762
Cash and equivalents at end of period	$9,526	$7,801
Supplemental information:
Leased assets obtained (reduced) in exchange for new (reduced) finance lease liabilities	$899	$(471)
Leased assets obtained in exchange for new operating lease liabilities	$12,305	$6,341

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. Q1 2027 Form 10-Q	6

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

Monro, Inc. Q1 2027 Form 10-Q	7

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

Note 1 – Description of Business and Basis of Presentation

Description of business

Monro, Inc. and its direct and indirect subsidiaries (together, “Monro”, the “Company”, “we”, “us”, or “our”), are engaged principally in providing automotive undercar repair and tire replacement sales and tire related services in the United States. Monro had 1,115 Company-operated retail stores located in 32 states and 46 Car-X franchised locations as of June 27, 2026.

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements. While these statements reflect all adjustments (consisting of items of a normal recurring nature) that are, in the opinion of management, necessary for a fair statement of the results of the interim period, they do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for complete financial statement presentation. The consolidated financial statements should be read in conjunction with the financial statement disclosures in our Form 10-K for the fiscal year ended March 28, 2026.

We use the same significant accounting policies in preparing quarterly and annual financial statements. For a description of our significant accounting policies followed in the preparation of the financial statements, see Note 1 of our Form 10-K for the fiscal year ended March 28, 2026.

Due to the seasonal nature of our business, quarterly operating results and cash flows are not necessarily indicative of the results that may be expected for other interim periods or the full year.

Fiscal year

We operate on a 52/53 week fiscal year ending on the last Saturday in March. Fiscal years 2027 and 2026 each cover 52 weeks. Unless specifically indicated otherwise, any references to “2027” or “fiscal 2027” and “2026” or “fiscal 2026” relate to the years ending March 27, 2027 and March 28, 2026, respectively.

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

Although the Company determined that the error did not have a material impact on its previously issued annual and quarterly consolidated financial statements, the Company corrected the error on the affected annual statements of cash flow, as shown in Note 1 of our Form 10-K for fiscal 2026. Additionally, the Company is correcting the error on the affected interim statement of cash flows for the quarter ended June 28, 2025 herein and will correct the affected interim statements of cash flows in future filings of quarterly reports on Form 10-Q, as applicable, to reflect proceeds from borrowings under the credit facility as cash inflows from financing activities and repayments of borrowings under the credit facility as cash outflows from financing activities, without affecting any cash flow totals. Our interim Consolidated Statement of Cash Flows reflect the changes in proceeds from borrowings under the credit facility as cash inflows (outflows) from financing activities for the quarter ended June 28, 2025 as shown in the chart below.

Monro, Inc. Q1 2027 Form 10-Q	8

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

Changes in Consolidated Statement of Cash Flows	Quarter Ended June 28, 2025
(thousands)	As Reported	Adjustment	As Revised
Proceeds from borrowings on long-term debt, net principal payments	$10,296	$(10,296)	$—
Proceeds from borrowings on long-term debt	—	61,132	61,132
Principal payments on long-term debt	—	(50,836)	(50,836)
Cash used for financing activities	$10,296	$—	$10,296

Recent accounting pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance, ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosures about specific expense categories, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization and operating, selling, general and administrative expenses. The guidance is effective for annual reporting periods beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. We are currently evaluating the impact of adopting this guidance.

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

Other recent authoritative guidance issued by the FASB (including technical corrections to the Accounting Standards Codification (“ASC”) and the SEC did not or are not expected to have a material effect on our consolidated financial statements.

Supplemental information

Property and equipment, net: Property and equipment balances are shown on the Consolidated Balance Sheets net of accumulated depreciation of $398.7 million and $399.8 million as of June 27, 2026 and March 28, 2026, respectively.

Guarantees

At the time we issue a guarantee, we recognize an initial liability for the value of the obligation we assume under that guarantee. Monro has guaranteed certain lease payments related to lease assignments amounting to $18.2 million. This amount represents the maximum potential amount of future payments under the guarantees as of June 27, 2026. Leases guaranteed by Monro have options that expire through various dates from September 2026 through January 2044. In the event of default by the assignee, Monro retains the right to assume the lease of the related store. As of June 27, 2026 and March 28, 2026, we had a liability of $1.3 million related to the estimated probability of defaults under the foregoing leases, with $0.5 million and $0.1 million within Other current liabilities, and $0.8 million and $1.2 million Other long-term liabilities in our Consolidated Balance Sheets, respectively.

Monro, Inc. Q1 2027 Form 10-Q	9

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

Store Closings

On May 23, 2025, following an evaluation of market segmentation and demographic data specific to geographic areas where our stores are located, our Board of Directors approved a plan to close 145 underperforming stores that we identified to have failed to maintain an acceptable level of profitability (the “Store Closure Plan”). These stores were closed during the first quarter of fiscal 2026 and $14.8 million of net store closing costs were recorded during the three months ended June 28, 2025. These expenses included $10.7 million in expected costs to be incurred related to the vacating of stores, utilities, real estate taxes, maintenance, other on-going costs related to the properties, $3.5 million related to the disposal of inventory and other store assets and $0.6 million related to third-party vendors and other expected cost adjustments. As of June 27, 2026 and March 28, 2026, the Company had a remaining liability of $3.0 million and $3.7 million, representing such costs to be settled in future periods, with $1.3 million and $1.8 million included within Other current liabilities and $1.7 million and $1.9 million included within Other long-term liabilities in our Consolidated Balance Sheets, respectively. We expect these costs to be settled within the next one to five years.

During the three months ended June 27, 2026, the Company sold four owned stores and related equipment. We received net proceeds of $2.7 million and recorded a net gain of $1.6 million. Additionally, the Company assigned one lease to a third party and early terminated five leases. We received net proceeds of $0.2 million and recorded a net gain of $0.5 million, which included the derecognition of lease liabilities.

All losses (gains) related to store closings are included in operating, selling, general and administrative expenses in our Consolidated Statements of Loss and Comprehensive Loss.

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

We completed the closure of 145 underperforming stores under the Store Closure Plan during the first quarter of fiscal 2026 and determined that $13.0 million of building, land and certain equipment met the criteria to be classified as held for sale as of June 28, 2025. As of June 27, 2026, $3.2 million of buildings, land and certain equipment remain classified as assets held for sale.

Note 2 – Loss per Common Share

Basic loss per common share amounts are calculated by dividing loss available to common shareholders, after deducting preferred stock dividends, by the weighted average number of shares of common stock outstanding. Diluted loss per common share amounts are calculated by dividing net loss by the weighted average number of shares of common stock outstanding adjusted to give effect to potentially dilutive securities.

Loss per Common Share	Three Months Ended
(thousands, except per share data)	June 27, 2026	June 28, 2025
Numerator for loss per common share calculation:
Net loss	$(2,149)	$(8,050)
Less: Preferred stock dividends	(337)	(337)
Loss available to common shareholders	$(2,486)	$(8,387)
Denominator for loss per common share calculation:
Weighted average common shares - basic	30,145	29,967
Effect of dilutive securities(a):
Preferred stock	—	—
Stock options	—	—
Restricted stock	—	—
Weighted average common shares - diluted	30,145	29,967

Basic loss per common share	$(0.08)	$(0.28)
Diluted loss per common share	$(0.08)	$(0.28)

(a)For the three months ended June 27, 2026 and June 28, 2025, the computation of diluted loss per common share excludes the effect of approximately 307 thousand and 105 thousand shares related to restricted stock, and 1,086 thousand and 1,205 thousand preferred stock

Monro, Inc. Q1 2027 Form 10-Q	10

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

conversions, respectively, as the impact of these items is generally anti-dilutive during periods of net loss. Because of this, there is no difference between basic and diluted loss per common share for periods with net losses.

The computation of diluted loss per common share for the three months ended June 27, 2026 and June 28, 2025 excludes the effect of approximately 500 thousand and 771 thousand shares related to restricted stock and stock options, respectively, as the shares related to these restricted stock and the exercise price of these stock options were greater than the average market value of our common stock for those periods, resulting in an anti-dilutive effect on diluted loss per common share.

Note 3 – Income Taxes

For the three months ended June 27, 2026, our effective income tax rate was (7.7) percent compared to 24.8 percent for the three months ended June 28, 2025. The difference from the statutory rate is primarily due to state taxes and the discrete tax impact related to share-based awards and other adjustments, none of which are individually significant.

Note 4 – Fair Value

Long-term debt had a carrying amount that approximates a fair value of $108.4 million as of June 27, 2026, as compared to a carrying amount and a fair value of $60.0 million as of March 28, 2026. The carrying value of our debt approximated its fair value due to the variable interest nature of the debt.

Note 5 – Dividends

We declared and paid dividends of $0.28 per share totaling $8.7 million during the three months ended June 27, 2026. The declaration of future dividends will be at the discretion of the Board of Directors and will depend on our financial condition, results of operations, capital requirements, compliance with charter and contractual restrictions, and such other factors as the Board of Directors deems relevant. Our Credit Facility contains covenants that may limit, subject to certain exemptions, our ability to declare dividends and other distributions. For additional information regarding our Credit Facility, see Note 7.

Note 6 – Revenues

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

Revenues	Three Months Ended
(thousands)	June 27, 2026	June 28, 2025
Tires (a)	$133,136	$138,396
Maintenance	77,378	82,928
Brakes	41,842	44,469
Steering	26,366	26,741
Batteries	4,299	4,206
Exhaust	3,726	3,906
Franchise royalties	382	389
Total	$287,129	$301,035

(a) Includes the sale of tire road hazard warranty agreements and tire delivery commissions.

Revenue from the sale of tire road hazard warranty agreements is initially deferred and is recognized over the contract period as costs are expected to be incurred in performing such services, typically 21 to 36 months. The deferred revenue balances at June 27, 2026 and March 28, 2026 were $18.4 million and $18.8 million, respectively, of which $12.9 million and $13.2 million, respectively, are reported in Deferred revenue and $5.5 million and $5.6 million, respectively, are reported in Other long-term liabilities in our Consolidated Balance Sheets.

Monro, Inc. Q1 2027 Form 10-Q	11

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

Changes in Deferred Revenue
(thousands)
Balance at March 28, 2026	$18,753
Deferral of revenue	4,440
Recognition of revenue	(4,815)
Balance at June 27, 2026	$18,378

As of June 27, 2026, we expect to recognize $10.7 million of deferred revenue related to road hazard warranty agreements in the remainder of fiscal 2027, $6.1 million of deferred revenue during our fiscal year ending March 25, 2028, and $1.6 million of deferred revenue thereafter.

Under various arrangements, we receive from certain tire vendors a delivery commission and reimbursement for the cost of the tire that we may deliver to customers on behalf of the tire vendor. The commission we earn from these transactions is as an agent and the net amount retained is recorded as sales.

Note 7 – Long-term Debt

Credit Facility

In April 2019, we entered into a five-year $600 million revolving credit facility agreement with eight banks (the “Credit Facility”) that includes an accordion feature permitting us to request an increase in availability of up to an additional $250 million. In November 2022, we entered into a Third Amendment to the Credit Facility (the “Third Amendment”). The Third Amendment, among other things, extended the term of the Credit Facility to November 10, 2027, and amended certain of the financial terms in the Credit Facility. The Third Amendment amended the interest rate charged on borrowings to be based on 0.10 percent over the Secured Overnight Financing Rate (“SOFR”), replacing the previously used LIBOR. In addition, one additional bank was added to the bank syndicate for a total of nine banks now within the syndicate. Under the Third Amendment, we were required to maintain an interest coverage ratio, as defined in the Credit Facility, of at least 1.55 to 1. In addition, our ratio of adjusted debt to EBITDAR, as defined in the Credit Facility, cannot exceed 4.75 to 1, subject to certain exceptions under the Credit Facility. These terms are modified during the “Further Extended Covenant Relief Period,” described below.

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

On May 23, 2025, we entered into a Fifth Amendment to the Credit Facility (the “Fifth Amendment”). Among other changes, the Fifth Amendment further modified the definition of “EBITDAR” to permit add-backs relating to non-cash impairment and other expenses, with the restriction for add-backs of certain cash expense items up to 20% of EBITDA from the first quarter of fiscal 2026 through the fourth quarter of fiscal 2026 and up to 15% of EBITDA from the first quarter of fiscal 2027 and thereafter. In addition, the Fifth Amendment permanently reduced the Credit Facility from $600 million to $500 million.

See Note 6 of our Form 10-K for the fiscal year ended March 28, 2026 for additional information.

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

Monro, Inc. Q1 2027 Form 10-Q	12

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

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

We were in compliance with all debt covenants at June 27, 2026.

Within the Credit Facility, we have a sub-facility of $80 million available for the purpose of issuing standby letters of credit. The sub-facility requires fees aggregating 87.5 to 212.5 basis points annually of the face amount of each standby letter of credit, payable quarterly in arrears. There was a $30.1 million outstanding letter of credit at June 27, 2026.

There was $108.4 million outstanding and $261.5 million available under the Credit Facility as of June 27, 2026, subject to compliance with our covenants.

Note 8 – Commitments and Contingencies

Commitments

Commitments Due by Period		Within	Within 2 to	Within 4 to	After
(thousands)	Total	1 Year	3 Years	5 Years	5 Years
Principal payments on long-term debt	$108,435	$—	$108,435	$—	$—
Finance lease commitments/financing obligations (a)	267,198	46,047	78,428	56,112	86,611
Operating lease commitments (a)	235,317	47,515	75,740	48,892	63,170
Total	$610,950	$93,562	$262,603	$105,004	$149,781

(a)Finance and operating lease commitments represent future undiscounted lease payments and include $42.9 million and $29.3 million, respectively, related to options to extend lease terms that are reasonably certain of being exercised.

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

Note 9 – Supplier Finance Program

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

Our outstanding supplier obligations eligible for advance payment under the program totaled $205.9 million, $226.8 million and $231.7 million as of June 27, 2026, March 28, 2026 and June 28, 2025, respectively, and are included within Accounts Payable on our Consolidated Balance Sheets. Our outstanding supplier obligations do not represent actual receivables sold by our suppliers to the financial institutions, which may be lower.

Monro, Inc. Q1 2027 Form 10-Q	13

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

Note 10 – Shareholder Governance Matters

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

In accordance with the Reclassification Agreement, on June 18, 2026, one business day prior to the record date for the Company’s 2026 annual meeting, all outstanding shares of Class C Preferred Stock automatically converted into Common Stock. A total of 19,664 shares of Class C Preferred Stock, with a par value of $1.50 per share and a conversion ratio of 61.275 shares of Common Stock per preferred share, were converted into 1,204,908 shares of Common Stock. Any fractional shares resulting from the conversion were settled in cash.

Monro, Inc. Q1 2027 Form 10-Q	14

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

Note 11 – Segment Reporting

The Company has a single reportable operating segment “Monro, Inc.” The accounting policies of the operating segment are the same as those described in Note 1 of our Form 10-K. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer, who regularly reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance for the Company’s single reportable segment. The CODM primarily focuses on consolidated net income to evaluate its reportable segment. The CODM also uses consolidated net income for evaluating pricing strategy and to assess the performance for determining the compensation of certain employees. All segment expenses reviewed, which represent the difference between segment revenue and segment net loss, consisted of the following:

Segment Reporting
(thousands)	June 27, 2026	June 28, 2025
Sales	$287,129	$301,035
Less:
Cost of sales, including occupancy costs	173,284	181,090
Operating, selling, general and administrative expenses	94,498	110,429
Depreciation and amortization expenses	15,652	15,591
Interest expense, net of interest income	4,635	4,784
Other segment items (a)	1,056	(158)
Provision for (benefit from) income taxes	153	(2,651)
Net loss	$(2,149)	$(8,050)

(a)Other segment items consist of other expense (income), net, included in the accompanying Consolidated Statements of Loss and Comprehensive Loss.

As of June 27, 2026 and June 28, 2025, assets held in the U.S. accounted for 100% of total assets.

There were no major customers individually accounting for 10% or more of consolidated net revenues.

Note 12 – Related Parties and Transactions

The Board of Directors of the Company appointed Peter D. Fitzsimmons to serve as the President and Chief Executive Officer as of March 28, 2025. At this time, Mr. Fitzsimmons was serving as a partner and managing director of AlixPartners, LLP (“AlixPartners”). In connection with Mr. Fitzsimmons’ appointment, the Company entered into a consulting agreement with AP Services, LLC (“APS”), an affiliate of AlixPartners, pursuant to which APS provided for Mr. Fitzsimmons to serve as the Company’s Chief Executive Officer and for the additional resources of APS personnel as required. On December 2, 2025, the Company entered into an employment agreement with Peter Fitzsimmons, whereby he continues to serve as our President and Chief Executive Officer, and appointed him as a member of the Board of Directors at which time Mr. Fitzsimmons ceased serving as partner and managing director of AlixPartners and the consulting agreement with APS was terminated.

On December 23, 2025, the Company entered into a new consulting agreement with AlixPartners pursuant to which AlixPartners will provide consulting services to the Company under various statements of work at standard engagement rates to support the Operational Improvement Plan.

See Note 16 of our Form 10-K for the fiscal year ended March 28, 2026 for additional information.

The Company recorded total expenses related to AlixPartners and APS of $1.0 million and $5.4 million in operating, selling, general and administrative expenses in our Consolidated Statements of Loss and Comprehensive Loss during the three months ended June 27, 2026 and June 28, 2025, respectively, of which $0.5 million and $3.2 million are within Other current liabilities in our Consolidated Balance Sheets at June 27, 2026 and June 28, 2025, respectively.

Monro, Inc. Q1 2027 Form 10-Q	15

MANAGEMENT’S DISCUSSION AND ANALYSIS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

On May 12, 2023, we entered into a reclassification agreement (the “Reclassification Agreement”) with the holders (the “Class C Holders”) of our Class C Convertible Preferred Stock (the “Class C Preferred Stock”) to reclassify our equity capital structure to eliminate the Class C Preferred Stock. In accordance with the Reclassification Agreement, on June 18, 2026, one business day prior to the record date for the Company’s 2026 annual meeting, all outstanding shares of the Class C Preferred Stock automatically converted into Common Stock. A total of 19,664 shares of Class C Preferred Stock, with a par value of $1.50 per share and a conversion ratio of 61.275 shares of Common Stock per preferred share, were converted into 1,204,908 shares of Common Stock. Any fractional shares resulting from the conversion were settled in cash. See additional discussion in Note 10 of our consolidated financial statements.

On May 21, 2026, we entered into an amendment (the “Sixth Amendment”) to our Credit Facility, which, among other things, amends the terms of certain of the financial and restrictive covenants in the Credit Facility to provide us with additional flexibility to operate our business. See additional discussion related to the Sixth Amendment in Note 7 to our consolidated financial statements.

Financial Summary

First quarter 2027 included the following notable items:

•Diluted loss per common share was $0.08.

•Adjusted diluted loss per common share, a non-GAAP measure, was $0.09.

•Sales decreased 4.6 percent, due to closed stores and lower comparable store sales.

•Comparable store sales decreased 1.7 percent from the prior year period.

•Operating income was $3.7 million.

•Adjusted operating income, a non-GAAP measure, was $2.2 million.

•Net loss was $2.1 million.

•Adjusted net loss, a non-GAAP measure, was $2.3 million.

(Loss) Earnings Per Common Share	Three Months Ended
	June 27, 2026	June 28, 2025	Change
Diluted loss per common share	$(0.08)	$(0.28)	71.4%
Adjustments	(0.01)	0.50
Adjusted diluted (loss) earnings per common share	$(0.09)	$0.22	(140.9)%

Adjusted operating income, adjusted net (loss) income and adjusted diluted (loss) earnings per share, each of which is a measure not derived in accordance with GAAP, exclude the impact of certain items. Management believes that adjusted operating income, adjusted net (loss) income and adjusted diluted (loss) earnings per share are useful in providing period-to-period comparisons of the results of our operations by excluding certain items that are not part of our core operations, such as pension settlement expense, consulting costs related to the Company’s Operational Improvement Plan, transition costs related to back-office optimization, write-off of debt issuance costs, costs related to shareholder matters, and store closing costs, net of gains (losses) on sales of closed stores, lease assignments and early lease terminations. Reconciliations of these non-GAAP financial measures to GAAP measures are provided on page 19 under “Non-GAAP Financial Measures.”

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

Analysis of Results of Operations

Summary of Operating Income (Loss)	Three Months Ended
(thousands)	June 27, 2026	June 28, 2025	Change
Sales	$287,129	$301,035	(4.6)%
Cost of sales, including occupancy costs	186,734	194,129	(3.8)
Gross profit	100,395	106,906	(6.1)
Operating, selling, general and administrative expenses	96,700	112,981	(14.4)
Operating income (loss)	$3,695	$(6,075)	160.8%

Monro, Inc. Q1 2027 Form 10-Q	16

MANAGEMENT’S DISCUSSION AND ANALYSIS

Sales

Sales include automotive undercar repair, tire replacement and tire related service sales, net of discounts, returns, and revenue from the sale of warranty agreements and commissions earned from the delivery of tires. See Note 6 to our consolidated financial statements for further information. We use comparable store sales to evaluate the performance of our existing stores by measuring the change in sales for a period over the comparable, prior-year period. There were 90 selling days in each of the three months ended June 27, 2026 and June 28, 2025.

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

Sales	Three Months Ended
(thousands)	June 27, 2026	June 28, 2025
Sales	$287,129	$301,035
Dollar change compared to prior year	$(13,906)
Percentage change compared to prior year	(4.6)%

The sales decrease was due to closed stores and lower comparable store sales. The following table shows the primary drivers of the change in sales for the three months ended June 27, 2026, as compared to the same period ended June 28, 2025.

Sales Percentage Change	Three Months Ended
June 27, 2026
Sales change	(4.6)%
Primary drivers of change in sales
Closed store sales	(2.9)%
Comparable store sales	(1.7)%

During the three months ended June 27, 2026, comparable store sales increased in our batteries, front end/shocks and alignment categories. The following table shows the primary drivers of the comparable store product category sales change for the three months ended June 27, 2026, as compared to the same period ended June 28, 2025.

Comparable Store Product Category Sales Change	Three Months Ended
	June 27, 2026	June 28, 2025
Batteries	8%	9%
Front end/shocks	1%	26%
Alignment	1%	0%
Tires	(1)%	4%
Brakes	(1)%	9%
Maintenance service	(5)%	4%

Sales by Product Category	Three Months Ended
	June 27, 2026	June 28, 2025
Tires	46%	46%
Maintenance service	27	28
Brakes	15	15
Steering (a)	9	9
Batteries	2	1
Other	1	1
Total	100%	100%

(a)Steering product category includes front end/shocks and alignment product category sales.

Change in Number of Company-Operated Retail Stores	Three Months Ended
	June 27, 2026	June 28, 2025
Beginning store count	1,115	1,260
Closed (a)	—	(145)
Ending store count	1,115	1,115

(a)All 145 stores were closed in the first quarter of fiscal 2026 as a result of the Store Closure Plan.

Monro, Inc. Q1 2027 Form 10-Q	17

MANAGEMENT’S DISCUSSION AND ANALYSIS

Cost of Sales and Gross Profit

Gross Profit	Three Months Ended
(thousands)	June 27, 2026	June 28, 2025
Gross profit	$100,395	$106,906
Percentage of sales	35.0%	35.5%
Dollar change compared to prior year	$(6,511)
Percentage change compared to prior year	(6.1)%

Gross profit, as a percentage of sales, decreased 50 basis points (“bps”) for the three months ended June 27, 2026, as compared to the prior year comparable period. Occupancy costs, as a percentage of sales, increased as we lost leverage on these largely fixed costs. Partially offsetting this was a decrease in technician labor costs, as a percentage of sales, due primarily to improvements in labor productivity and efficiency.

Gross Profit as a Percentage of Sales Change	Three Months Ended
	June 27, 2026
Gross profit change	(50)	bps
Primary drivers of change in gross profit as a percentage of sales:
Occupancy costs	(90)	bps
Technician labor costs	40	bps

OSG&A Expenses

OSG&A Expenses	Three Months Ended
(thousands)	June 27, 2026	June 28, 2025
OSG&A Expenses	$96,700	$112,981
Percentage of sales	33.7%	37.5%
Dollar change compared to prior year	$(16,281)
Percentage change compared to prior year	(14.4)%

The decrease of $16.3 million in operating, selling, general and administrative (“OSG&A”) expenses for the three months ended June 27, 2026, from the comparable prior year period is primarily due to a decrease in store closing costs, net of gains (losses) on sales of closed stores, lease assignments and early lease terminations. The following table shows the impact of these costs on the change in OSG&A expenses for the three months ended June 27, 2026, as compared to the same period ended June 28, 2025.

OSG&A Expenses Change	Three Months Ended
(thousands)	June 27, 2026
OSG&A expenses change	$(16,281)
Drivers of change in OSG&A expenses:
Decrease in store closing costs, net	$(17,776)
Decrease from closed stores	$(4,136)
Decrease in consulting costs related to the Operational Improvement Plan	$(3,713)
Decrease from transition costs related to back-office optimization	$(238)
Increase from costs related to shareholder matters	$80
Increase from comparable stores	$4,581
Increase in store advertising costs	$4,921

Other Performance Factors

Net Interest Expense

Net interest expense of $4.6 million for the three months ended June 27, 2026 decreased $0.1 million as compared to the prior year period, and remained as a percentage of sales at 1.6 percent. Weighted average debt outstanding for the three months ended June 27, 2026 decreased by approximately $14.1 million as compared to the three months ended June 28, 2025. This decrease is primarily related to lower finance lease debt related to our stores. The weighted average interest rate increased approximately 10 basis points as compared to the same period of the prior year.

Monro, Inc. Q1 2027 Form 10-Q	18

MANAGEMENT’S DISCUSSION AND ANALYSIS

Provision for Income Taxes

For the three months ended June 27, 2026, our effective income tax rate was (7.7) percent compared to 24.8 percent for the three months ended June 28, 2025. The year-over-year difference in effective tax rate is primarily related to a decrease in unrecognized tax benefits as well as the impact from other adjustments, none of which are significant, on the change in pre-tax loss.

Non-GAAP Financial Measures

In addition to reporting operating income (loss), net loss and diluted loss per share, which are GAAP measures, this Form 10-Q includes adjusted operating income, adjusted net (loss) income and adjusted diluted (loss) earnings per share, which are non-GAAP financial measures. We have included reconciliations to adjusted operating income, adjusted net (loss) income and adjusted diluted (loss) earnings per share from our most directly comparable GAAP measures, operating income (loss), net loss, and diluted loss per share below. Management views these non-GAAP financial measures as indicators to better assess comparability between periods because management believes these non-GAAP financial measures reflect our core business operations while excluding certain items that are not part of our core operations, such as pension settlement expense, consulting costs related to the Company’s Operational Improvement Plan, transition costs related to back-office optimization, write-off of debt issuance costs, costs related to shareholder matters, and store closing costs, net of gains (losses) on sales of closed stores, lease assignments and early lease terminations.

These non-GAAP financial measures are not intended to represent, and should not be considered more meaningful than, or as an alternative to, their most directly comparable GAAP measures. These non-GAAP financial measures may be different from similarly titled non-GAAP financial measures used by other companies.

Adjusted operating income is summarized as follows:

Reconciliation of Adjusted Operating Income	Three Months Ended
(thousands)	June 27, 2026	June 28, 2025
Operating income (loss)	$3,695	$(6,075)
Consulting costs related to the Operational Improvement Plan	1,009	4,722
Transition costs related to back-office optimization	333	571
Costs related to shareholder matters	80	—
Store closing costs, net (a)	(2,960)	14,816
Adjusted operating income	$2,157	$14,034

(a)Amounts include the closing costs and asset write-offs related to the closure of 145 underperforming stores, in accordance with the Store Closure Plan, net of related gains on the sale of owned locations, lease assignments and early lease terminations.

Adjusted net (loss) income is summarized as follows:

Reconciliation of Adjusted Net (Loss) Income	Three Months Ended
(thousands)	June 27, 2026	June 28, 2025
Net loss	$(2,149)	$(8,050)
Pension settlement expense	1,171	—
Consulting costs related to the Operational Improvement Plan	1,009	4,722
Transition costs related to back-office optimization	333	571
Write-off of debt issuance costs	221	263
Costs related to shareholder matters	80	—
Store closing costs, net (a)	(2,960)	14,816
Provision for (benefit from) income taxes on pre-tax adjustments	38	(5,297)
Adjusted net (loss) income	$(2,257)	$7,025

(a)Amounts include the closing costs and asset write-offs related to the closure of 145 underperforming stores, in accordance with the Store Closure Plan, net of related gains on the sale of owned locations, lease assignments and early lease terminations.

Monro, Inc. Q1 2027 Form 10-Q	19

MANAGEMENT’S DISCUSSION AND ANALYSIS

Adjusted diluted (loss) earnings per share is summarized as follows:

Reconciliation of Adjusted Diluted (Loss) Earnings per Share	Three Months Ended
	June 27, 2026	June 28, 2025
Diluted loss per share	$(0.08)	$(0.28)
Pension settlement expense	0.03	—
Consulting costs related to the Operational Improvement Plan	0.02	0.12
Transition costs related to back-office optimization	0.01	0.01
Write-off of debt issuance costs	0.01	0.01
Costs related to shareholder matters (b)	0.00	—
Store closing costs, net (a)	(0.07)	0.37
Adjusted diluted (loss) earnings per share	$(0.09)	$0.22

(a)Amounts include the closing costs and asset write-offs related to the closure of 145 underperforming stores, in accordance with the Store Closure Plan, net of related gains on the sale of owned locations, lease assignments and early lease terminations.

(b)Amounts, in the periods presented, may be too minor in amount, net of the impact from income taxes, to have an impact on the calculation of adjusted diluted (loss) earnings per share.

Note: The calculation of the impact of non-GAAP adjustments on diluted (loss) earnings per share is performed on each line independently. The table may not add down +/- $0.01 due to rounding.

The other adjustments to diluted (loss) earnings per share reflect estimated annual effective income tax rates of 26.0 percent for the three months ended June 27, 2026 and June 28, 2025. This represents the tax effect of non-GAAP adjustments calculated at an estimated blended statutory tax rate. See adjustments from the Reconciliation of Adjusted Net (Loss) Income table above for pre-tax amounts.

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

Future Cash Requirements

We currently expect our capital expenditures to support our projects, including upgrading our facilities and systems, to be $25 million to $35 million in the aggregate in fiscal 2027. Additionally, we have contractual finance lease and operating lease commitments with landlords through October 2040 for $430.2 million in lease payments, of which $92.4 million is due within one year. For details regarding these lease commitments, see Note 8 to our consolidated financial statements.

As of June 27, 2026 we had $108.4 million outstanding under the Credit Facility, none of which is due in the succeeding 12 months. For details regarding our indebtedness that is due, see Note 7 to our consolidated financial statements.

Dividends

We declared and paid dividends of $0.28 per share totaling $8.7 million for each of the three months ended June 27, 2026 and June 28, 2025.

Working Capital Management

As of June 27, 2026, we had a working capital deficit of $241.1 million, a decrease of $40.1 million from a deficit of $281.2 million as of March 28, 2026. The overall working capital deficit is a result of our supply chain finance program. We have agreed to contractual payment terms and conditions with our suppliers. As part of our working capital management, we facilitate a voluntary supply chain finance program to provide our suppliers with the opportunity to sell receivables due from the Company to a participating financial institution subject to the independent discretion of both the supplier and participating financial institution. For details regarding our supply chain finance program, see Note 9 to our consolidated financial statements.

Monro, Inc. Q1 2027 Form 10-Q	20

MANAGEMENT’S DISCUSSION AND ANALYSIS

Sources and Conditions of Liquidity

Our sources to fund our material cash requirements are predominantly cash from operations, availability under our Credit Facility, and cash and equivalents on hand.

As of June 27, 2026, we had $9.5 million of cash and equivalents. In addition, we had $261.5 million available under the Credit Facility as of June 27, 2026, subject to compliance with our covenants.

We believe that our current sources of funds will provide us with adequate liquidity during the 12-month period following June 27, 2026, as well as in the long-term.

Summary of Cash Flows

The following table presents a summary of our cash flows from operating, investing and financing activities.

Summary of Cash Flows	Three Months Ended
(thousands)	June 27, 2026	June 28, 2025
Cash used for operating activities	$(30,388)	$(1,939)
Cash used for investing activities	(4,546)	(2,366)
Cash provided by (used for) financing activities	29,827	(8,656)
Decrease in cash and equivalents	(5,107)	(12,961)
Cash and equivalents at beginning of period	14,633	20,762
Cash and equivalents at end of period	$9,526	$7,801

Cash used for operating activities

For the three months ended June 27, 2026, cash used for operating activities was $30.4 million, which consisted of a net loss of $2.1 million and a change in operating assets and liabilities of $44.6 million, partially offset by non-cash adjustments of $16.3 million. The change in operating assets and liabilities was largely driven by timing of payments that caused accounts payable and accrued expenses to be a use of cash of $43.2 million. The non-cash charges were largely driven by $15.7 million of depreciation and amortization, $1.6 million in share-based compensation expenses and $1.2 million in pension settlement expense, offset by a $2.3 million net gain on disposal of assets.

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

Cash used for investing activities

For the three months ended June 27, 2026, cash used for investing activities was $4.5 million. This was primarily due to cash used for capital expenditures, including property and equipment, of $7.5 million, partially offset by proceeds from the disposal of property and equipment of $3.0 million.

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

Cash provided by (used for) financing activities

For the three months ended June 27, 2026, cash provided by financing activities was $29.8 million. This was primarily due to amounts borrowed on our Credit Facility, net of payments made during the period, of $48.4 million. This was offset by payment of finance lease principal and dividends of $9.3 million and $8.7 million, respectively, as well as deferred financing costs of $0.6 million.

Monro, Inc. Q1 2027 Form 10-Q	21

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

For a description of our critical accounting estimates, refer to Part II, Item 7., “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended March 28, 2026. There have been no material changes to our critical accounting estimates since our Form 10-K for the year ended March 28, 2026 was filed.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 1 to our consolidated financial statements for a discussion of the impact of recently issued accounting standards on our consolidated financial statements as of June 27, 2026 and the expected impact on the consolidated financial statements for future periods.

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

•our ability to generate sufficient cash flows from operations and service our debt obligations, including our expected annual interest expense, fund our capital expenditures and working capital requirements, and to comply with the debt covenants of our Credit Facility;

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

•the impact of industry regulation, including changes in environmental, consumer protection, and labor laws;

Monro, Inc. Q1 2027 Form 10-Q	22

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Any of these factors, as well as such other factors as discussed in Part I, Item 1A., “Risk Factors” of our Form 10-K for the fiscal year ended March 28, 2026 as well as in our periodic filings with the SEC, could cause our actual results to differ materially from our anticipated results. The information provided in this report is based upon the facts and circumstances known as of the date of this report, and any forward-looking statements made by us in this report speak only as of the date on which they are made. Except as required by law, we undertake no obligation to update these forward-looking statements after the date of this Form 10-Q to reflect events or circumstances after such date, or to reflect the occurrence of unanticipated events.

Monro, Inc. Q1 2027 Form 10-Q	23

DISCLOSURES ABOUT MARKET RISK & CONTROLS AND PROCEDURES

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from potential changes in interest rates. As of June 27, 2026, excluding finance leases and financing obligations, we had no debt financing at fixed interest rates, for which the fair value would be affected by changes in market interest rates. Our cash flow exposure on floating rate debt would result in annual interest expense fluctuations of approximately $1.1 million based upon our debt position at June 27, 2026 and approximately $0.6 million based upon our debt position at March 28, 2026, respectively, given a change in SOFR of 100 basis points.

Debt financing had a carrying amount that approximates a fair value of $108.4 million as of June 27, 2026, as compared to a carrying amount and a fair value of $60.0 million as of March 28, 2026.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 27, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Monro, Inc. Q1 2027 Form 10-Q	24

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

Monro, Inc. Q1 2027 Form 10-Q	25

EXHIBITS

Item 6. Exhibits

Exhibit Index
10.22f – Amendment No. 6 to Amended and Restated Credit Agreement, dated as of May 21, 2026. (2026 Form 10-K, Exhibit No. 10.22f)**
31.1 – Certification of Peter D. Fitzsimmons pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
31.2 – Certification of Brian J. D’Ambrosia pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
32.1 – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002
101.INS – XBRL Instance Document
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

Monro, Inc. Q1 2027 Form 10-Q	26

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONRO, INC.

DATE: July 29, 2026	By:	/s/ Peter D. Fitzsimmons
Peter D. Fitzsimmons
President and Chief Executive Officer (Principal Executive Officer)

DATE: July 29, 2026	By:	/s/ Brian J. D’Ambrosia
Brian J. D’Ambrosia
Executive Vice President – Finance, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Monro, Inc. Q1 2027 Form 10-Q	27