Form 10-Q
period 2026-09-26
MONRO, INC.
filed 2026-10-29
CIK 876427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________________________________________

FORM 10-Q

____________________________________________________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐  Yes     ☒  No

As of October 16, 2026, 31,326,927 shares of the registrant's common stock, $0.01 par value per share, were outstanding.

Monro, Inc. Q2 2027 Form 10-Q	2

CONSOLIDATED FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets

(thousands, except footnotes) (unaudited)	September 26, 2026	March 28, 2026
Assets
Current assets
Cash and equivalents	$14,958	$14,633
Accounts receivable	16,859	11,362
Federal and state income taxes receivable	3,535	3,850
Inventory	155,370	155,270
Other current assets	42,918	51,526
Total current assets	233,640	236,641
Property and equipment, net	234,745	241,857
Finance lease and financing obligation assets, net	137,161	148,807
Operating lease assets, net	175,638	175,899
Goodwill	736,435	736,435
Intangible assets, net	6,510	7,723
Assets held for sale	2,480	4,189
Other non-current assets	18,496	16,426
Total assets	$1,545,105	$1,567,977
Liabilities and shareholders' equity
Current liabilities
Current portion of finance leases and financing obligations	$36,339	$36,774
Current portion of operating lease liabilities	39,182	39,746
Accounts payable	301,359	313,740
Accrued payroll, payroll taxes and other payroll benefits	19,706	21,913
Accrued insurance	48,070	58,236
Deferred revenue	12,760	13,194
Other current liabilities	33,928	34,234
Total current liabilities	491,344	517,837
Long-term debt	100,000	60,000
Long-term finance leases and financing obligations	175,961	193,173
Long-term operating lease liabilities	155,307	156,209
Long-term deferred income tax liabilities	38,297	38,165
Other long-term liabilities	10,334	11,120
Total liabilities	971,243	976,504
Commitments and contingencies - Note 8
Shareholders' equity:
Class C convertible preferred stock	—	29
Common stock	414	401
Treasury stock	(250,111)	(250,111)
Additional paid-in capital	265,548	262,411
Accumulated other comprehensive loss	(2,032)	(2,915)
Retained earnings	560,043	581,658
Total shareholders' equity	573,862	591,473
Total liabilities and shareholders' equity	$1,545,105	$1,567,977

Class C convertible preferred stock Authorized 150,000 shares, $1.50 par value, one preferred stock share to 61.275 common stock shares conversion value; 19,664 shares issued and outstanding as of March 28, 2026. No shares issued or outstanding as of September 26, 2026. See Note 10 for more information.

Serial preferred stock Authorized 4,750,000 shares, $0.01 par value; of which 65,000 shares are designated as Series D Junior Participating Serial Preferred Stock. No shares issued or outstanding as of September 26, 2026 or March 28, 2026. See Note 10 for more information.

Common stock Authorized 65,000,000 shares, $0.01 par value; 41,431,615 shares issued as of September 26, 2026 and 40,124,348 shares issued as of March 28, 2026.

Treasury stock 10,104,688 shares as of September 26, 2026 and March 28, 2026, at cost.

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. Q2 2027 Form 10-Q	3

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income

	Three Months Ended		Six Months Ended
(thousands, except per share data) (unaudited)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Sales	$283,638	$288,914	$570,767	$589,949
Cost of sales, including occupancy costs	183,689	185,800	370,423	379,929
Gross profit	99,949	103,114	200,344	210,020
Operating, selling, general and administrative expenses	97,358	90,364	194,058	203,345
Operating income	2,591	12,750	6,286	6,675
Interest expense, net of interest income	4,687	4,350	9,322	9,134
Other (income) expense, net	(155)	(38)	902	(196)
(Loss) income before income taxes	(1,941)	8,438	(3,938)	(2,263)
(Benefit from) provision for income taxes	(330)	2,773	(178)	122
Net (loss) income	$(1,611)	$5,665	$(3,760)	$(2,385)
Other comprehensive income
Changes in pension, net of tax	9	8	883	17
Other comprehensive income	9	8	883	17
Comprehensive (loss) income	$(1,602)	$5,673	$(2,877)	$(2,368)
(Loss) earnings per share
Basic	$(0.05)	$0.18	$(0.13)	$(0.10)
Diluted	$(0.05)	$0.18	$(0.13)	$(0.10)
Weighted average common shares outstanding
Basic	31,295	30,000	30,720	29,983
Diluted	31,295	31,363	30,720	29,983

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. Q2 2027 Form 10-Q	4

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Changes in Shareholders’ Equity

	Class C							Accumulated
	Convertible						Additional	Other
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Comprehensive	Retained	Total
(thousands) (unaudited)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at June 28, 2025	20	$29	40,084	$401	10,105	$(250,111)	$259,655	$(3,412)	$598,329	$604,891
Net income									5,665	5,665
Other comprehensive income:
Pension liability adjustment								8		8
Dividends declared:
Preferred									(337)	(337)
Common									(8,405)	(8,405)
Dividend payable									(217)	(217)
Stock options and restricted stock			41				(134)			(134)
Stock-based compensation							214			214
Balance at September 27, 2025	20	$29	40,125	$401	10,105	$(250,111)	$259,735	$(3,404)	$595,035	$601,685

Balance at June 27, 2026	—	$—	41,369	$414	10,105	$(250,111)	$263,648	$(2,041)	$570,592	$582,502
Net loss									(1,611)	(1,611)
Other comprehensive income:
Pension liability adjustment								9		9
Dividends declared:
Common									(8,771)	(8,771)
Dividend payable									(167)	(167)
Stock options and restricted stock			63				(106)			(106)
Stock-based compensation							2,006			2,006
Balance at September 26, 2026	—	$—	41,432	$414	10,105	$(250,111)	$265,548	$(2,032)	$560,043	$573,862

Balance at March 29, 2025	20	$29	40,068	$401	10,105	$(250,111)	$258,804	$(3,421)	$615,059	$620,761
Net loss									(2,385)	(2,385)
Other comprehensive income:
Pension liability adjustment								17		17
Dividends declared:
Preferred									(675)	(675)
Common									(16,796)	(16,796)
Dividend payable									(168)	(168)
Stock options and restricted stock			57				(267)			(267)
Stock-based compensation							1,198			1,198
Balance at September 27, 2025	20	$29	40,125	$401	10,105	$(250,111)	$259,735	$(3,404)	$595,035	$601,685

Balance at March 28, 2026	20	$29	40,125	$401	10,105	$(250,111)	$262,411	$(2,915)	$581,658	$591,473
Net loss									(3,760)	(3,760)
Other comprehensive income:
Pension liability adjustment								883		883
Dividends declared:
Preferred									(337)	(337)
Common									(17,178)	(17,178)
Dividend payable									(340)	(340)
Preferred stock conversion (a)	(20)	(29)	1,205	12			17			—
Stock options and restricted stock			102	1			(522)			(521)
Stock-based compensation							3,642			3,642
Balance at September 26, 2026	—	$—	41,432	$414	10,105	$(250,111)	$265,548	$(2,032)	$560,043	$573,862

(a)On June 18, 2026, a total of 19,664 shares of Class C Preferred Stock, with a par value of $1.50 per share and a conversion ratio of 61.275 shares of Common Stock per preferred share, were converted into 1,204,908 shares of Common Stock. See Note 10 for more information.

We declared and paid $0.28 dividends per common share or equivalent for each of the three months ended September 26, 2026 and September 27, 2025, and $0.56 per common share or equivalent for the six months ended September 26, 2026 and September 27, 2025.

See accompanying Notes to Consolidated Financial Statements

Monro, Inc. Q2 2027 Form 10-Q	5

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows

	Six Months Ended
(thousands) (unaudited)	September 26, 2026	September 27, 2025
Operating activities
Net loss	$(3,760)	$(2,385)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	30,920	30,866
Share-based compensation expense	3,642	1,198
Gain on disposal of assets, net	(3,784)	(5,080)
Pension settlement expense	1,171	—
Deferred income tax (benefit) expense	(178)	122
Change in operating assets and liabilities:
Accounts receivable	(5,497)	(36)
Inventory	112	17,991
Other current assets	8,243	167
Other non-current assets	18,722	18,616
Accounts payable	(12,381)	(23,676)
Accrued expenses	(12,227)	10,296
Other long-term liabilities	(20,772)	(17,683)
Cash provided by operating activities	4,211	30,396
Investing activities
Capital expenditures	(13,332)	(13,128)
Proceeds from the disposal of assets	6,072	7,243
Deferred proceeds received from divestiture	—	3,474
Cash used for investing activities	(7,260)	(2,411)
Financing activities
Proceeds from borrowings on long-term debt	141,210	81,364
Principal payments on long-term debt	(101,210)	(82,614)
Principal payments on finance leases and financing obligations	(18,521)	(19,081)
Dividends paid	(17,515)	(17,471)
Deferred financing costs	(590)	(477)
Cash provided by (used for) financing activities	3,374	(38,279)
Increase (decrease) in cash and equivalents	325	(10,294)
Cash and equivalents at beginning of period	14,633	20,762
Cash and equivalents at end of period	$14,958	$10,468
Supplemental information
Leased assets obtained in exchange for new finance lease liabilities	$1,941	$6,790
Leased assets obtained in exchange for new operating lease liabilities	$17,796	$10,101

See accompanying Notes to Consolidated Financial Statements.

Monro, Inc. Q2 2027 Form 10-Q	6

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

Monro, Inc. Q2 2027 Form 10-Q	7

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

Note 1 – Description of Business and Basis of Presentation

Description of business

Monro, Inc. and its direct and indirect subsidiaries (together, “Monro”, the “Company”, “we”, “us”, or “our”), are engaged principally in providing automotive undercar repair and tire replacement sales and tire related services in the United States. Monro had 1,114 Company-operated retail stores located in 32 states and 46 Car-X franchised locations as of September 26, 2026.

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

Although the Company determined that the error did not have a material impact on its previously issued annual and quarterly consolidated financial statements, the Company corrected the error on the affected annual statements of cash flow, as shown in Note 1 of our Form 10-K for fiscal 2026. Additionally, the Company is correcting the error on the affected interim statement of cash flows for the quarter ended September 27, 2025 herein and will correct the affected interim statements of cash flows in future filings of quarterly reports on Form 10-Q, as applicable, to reflect proceeds from borrowings under the credit facility as cash inflows from financing activities and repayments of borrowings under the credit facility as cash outflows from financing activities, without affecting any cash flow totals. Our interim Consolidated Statement of Cash Flows reflect the changes in proceeds from borrowings under the credit facility as cash inflows (outflows) from financing activities for the quarter ended September 27, 2025 as shown in the chart below.

Monro, Inc. Q2 2027 Form 10-Q	8

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

Changes in Consolidated Statement of Cash Flows	Six Months Ended September 27, 2025
(thousands)	As Reported	Adjustment	As Revised
Principal payments on long-term debt, net borrowings	$(1,250)	$1,250	$—
Proceeds from borrowings on long-term debt	—	81,364	81,364
Principal payments on long-term debt	—	(82,614)	(82,614)
Cash used for financing activities	$(1,250)	$—	$(1,250)

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

Supplemental information

Property and equipment, net: Property and equipment balances are shown on the Consolidated Balance Sheets net of accumulated depreciation of $404.1 million and $399.8 million as of September 26, 2026 and March 28, 2026, respectively.

Guarantees

At the time we issue a guarantee, we recognize an initial liability for the value of the obligation we assume under that guarantee. Monro has guaranteed certain lease payments related to lease assignments amounting to $17.8 million. This amount represents the maximum potential amount of future payments under the guarantees as of September 26, 2026. Leases guaranteed by Monro have options that expire through various dates from December 2026 through January 2044. In the event of default by the assignee, Monro retains the right to assume the lease of the related store. As of September 26, 2026 and March 28, 2026, we had a liability of $1.2 million and $1.3 million related to the estimated probability of defaults under the foregoing leases, with $0.1 million within Other current liabilities, and $1.1 million and $1.2 million within Other long-term liabilities in our Consolidated Balance Sheets, respectively.

Impairment of goodwill, other intangible assets or long-lived assets

Our goodwill is subject to an impairment test on an annual basis. Goodwill, other intangible assets, and long-lived assets are also tested whenever events and circumstances indicate that goodwill, other intangible assets and/or long-lived assets may be impaired. Any excess goodwill resulting from the impairment test must be written off in the period of determination.  For example, during the second quarter of 2027, we experienced a decline in our market capitalization as a result of a decrease in our stock price. Our stock price has a history of volatility, however, given the decrease was sustained throughout the quarter, we viewed this event as a triggering event and performed a quantitative analysis of the fair value of the Company’s single reporting unit as of September 26, 2026 which resulted in an estimated fair value that exceeded its carrying value, including goodwill.

Monro, Inc. Q2 2027 Form 10-Q	9

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

Under further analysis, we concluded that no impairment of goodwill was required as of September 26, 2026, and we have since undertaken operational changes, including changes in management and strategy, that we believe will lead to improvements in the performance of the business and cash flows. However, if our growth and profitability initiatives do not realize their expected benefits, goodwill and other intangible assets could be subject to impairment.

Store Closings

On May 23, 2025, following an evaluation of market segmentation and demographic data specific to geographic areas where our stores are located, our Board of Directors approved a plan to close 145 underperforming stores that we identified to have failed to maintain an acceptable level of profitability (the “Store Closure Plan”). These stores were closed during the first quarter of fiscal 2026 and $14.8 million of net store closing costs were recorded during the three months ended June 28, 2025. These expenses included $10.7 million in expected costs to be incurred related to the vacating of stores, utilities, real estate taxes, maintenance, other on-going costs related to the properties, $3.5 million related to the disposal of inventory and other store assets and $0.6 million related to third-party vendors and other expected cost adjustments. As of September 26, 2026 and March 28, 2026, the Company had a remaining liability of $2.6 million and $3.7 million, representing such costs to be settled in future periods, with $1.1 million and $1.8 million included within Other current liabilities and $1.5 million and $1.9 million included within Other long-term liabilities in our Consolidated Balance Sheets, respectively. We expect these costs to be settled within the next one to five years.

During the three months ended September 26, 2026, the Company sold three owned stores and related equipment. We received net proceeds of $2.1 million and recorded a net gain of $1.4 million. Additionally, the Company assigned three leases to a third party and early terminated three leases. We received net proceeds of $0.8 million and recorded a net gain of $0.9 million, which included the derecognition of lease liabilities.

During the six months ended September 26, 2026, the Company sold seven owned stores and related equipment. We received net proceeds of $4.7 million and recorded a net gain of $3.0 million. Additionally, the Company assigned four leases to a third party and early terminated eight leases. We received net proceeds of $1.1 million and recorded a net gain of $1.5 million, which included the derecognition of lease liabilities.

All losses (gains) related to store closings are included in operating, selling, general and administrative expenses in our Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income.

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

We completed the closure of 145 underperforming stores under the Store Closure Plan during the first quarter of fiscal 2026 and determined that $13.0 million of building, land and certain equipment met the criteria to be classified as held for sale as of June 28, 2025. As of September 26, 2026, $2.5 million of buildings, land and certain equipment remain classified as assets held for sale.

Monro, Inc. Q2 2027 Form 10-Q	10

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

Note 2 – (Loss) Earnings per Common Share

Basic (loss) earnings per common share amounts are calculated by dividing (loss) earnings available to common shareholders, after deducting preferred stock dividends, by the weighted average number of shares of common stock outstanding. Diluted (loss) earnings per common share amounts are calculated by dividing net (loss) earnings by the weighted average number of shares of common stock outstanding adjusted to give effect to potentially dilutive securities.

(Loss) Earnings per Common Share	Three Months Ended		Six Months Ended
(thousands, except per share data)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Numerator for (loss) earnings per common share calculation:
Net (loss) income	$(1,611)	$5,665	$(3,760)	$(2,385)
Less: Preferred stock dividends	—	(337)	(337)	(675)
(Loss) income available to common shareholders	$(1,611)	$5,328	$(4,097)	$(3,060)
Denominator for (loss) earnings per common share calculation:
Weighted average common shares - basic	31,295	30,000	30,720	29,983
Effect of dilutive securities (a):
Preferred stock	—	1,205	—	—
Restricted stock	—	158	—	—
Weighted average common shares - diluted	31,295	31,363	30,720	29,983

Basic (loss) earnings per common share	$(0.05)	$0.18	$(0.13)	$(0.10)
Diluted (loss) earnings per common share	$(0.05)	$0.18	$(0.13)	$(0.10)

(a)The computation of diluted loss per common share for the three months and six months ended September 26, 2026, excludes the effect of approximately 266 thousand and 282 thousand shares related to restricted stock, respectively. Additionally, for the six months ended September 26, 2026, the computation of diluted loss per common share excludes the effect of approximately 543 thousand preferred stock conversions. The computation of diluted loss per common share for the six months ended September 27, 2025, excludes the effect of approximately 108 thousand shares related to restricted stock and approximately 1,205 thousand preferred stock conversions. Because the impact of these items is generally anti-dilutive during periods of net loss, there is no difference between basic and diluted loss per common share for periods with net losses.

The computation of diluted loss per common share for the three months ended September 26, 2026 and September 27, 2025 excludes the effect of approximately 773 thousand and 514 thousand shares related to restricted stock and stock options, respectively. Additionally, the computation of diluted loss per common share for the six months ended September 26, 2026 and September 27, 2025 excludes the effects of approximately 632 thousand and 825 thousand related to restricted stock and stock options, respectively. The shares related to the restricted stock and the exercise price of these stock options were greater than the average market value of our common stock for those periods, resulting in an anti-dilutive effect on diluted loss per common share.

Note 3 – Income Taxes

For the three months and six months ended September 26, 2026, our effective income tax rate was 17.0 percent and 4.5 percent, respectively, compared to 32.9 percent and (5.4) percent for the three months and six months ended September 27, 2025. The difference from the statutory rate is primarily due to state taxes and the discrete tax impact related to share-based awards and other adjustments, none of which are individually significant.

Note 4 – Fair Value

Long-term debt had a carrying amount that approximates a fair value of $100.0 million as of September 26, 2026, as compared to a carrying amount and a fair value of $60.0 million as of March 28, 2026. The carrying value of our debt approximated its fair value due to the variable interest nature of the debt.

Note 5 – Cash Dividend

We declared and paid dividends of $0.28 per share totaling $8.8 million and $8.7 million during the three months ended September 26, 2026 and September 27, 2025, respectively, and $0.56 per share totaling $17.5 million during each of the six months ended September 26, 2026 and September 27, 2025.

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

Monro, Inc. Q2 2027 Form 10-Q	11

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

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

Revenues	Three Months Ended		Six Months Ended
(thousands)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Tires (a)	$134,350	$135,150	$267,486	$273,546
Maintenance	75,309	79,001	152,687	161,929
Brakes	39,630	40,323	81,472	84,792
Steering	24,910	25,076	51,276	51,817
Batteries	4,817	4,627	9,116	8,833
Exhaust	4,251	4,338	7,977	8,244
Franchise royalties	371	399	753	788
Total	$283,638	$288,914	$570,767	$589,949

(a) Includes the sale of tire road hazard warranty agreements and tire delivery commissions.

Revenue from the sale of tire road hazard warranty agreements is initially deferred and is recognized over the contract period as costs are expected to be incurred in performing such services, typically 21 to 36 months. The deferred revenue balances at September 26, 2026 and March 28, 2026 were $18.0 million and $18.8 million, respectively, of which $12.8 million and $13.2 million, respectively, are reported in Deferred revenue and $5.2 million and $5.6 million, respectively, are reported in Other long-term liabilities in our Consolidated Balance Sheets.

Changes in Deferred Revenue
(thousands)
Balance at March 28, 2026	$18,753
Deferral of revenue	8,809
Recognition of revenue	(9,546)
Balance at September 26, 2026	$18,016

As of September 26, 2026, we expect to recognize $7.8 million of deferred revenue related to road hazard warranty agreements in the remainder of fiscal 2027, $7.9 million of deferred revenue during our fiscal year ending March 25, 2028, and $2.3 million of deferred revenue thereafter.

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

Monro, Inc. Q2 2027 Form 10-Q	12

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

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

On May 21, 2026, we entered into a Sixth Amendment to our Credit Facility (the “Sixth Amendment”). The Sixth Amendment amends the terms of certain of the financial and restrictive covenants in the Credit Facility to provide us with additional flexibility to operate our business to the Credit Facility maturity date or November 10, 2027 (the “Further Extended Covenant Relief Period”). During the Further Extended Covenant Relief Period, the minimum interest coverage ratio will be reduced from 1.55x to 1.25x. During the Further Extended Covenant Relief Period, the maximum ratio of adjusted debt to EBITDAR remains at 4.75x to 1.00x, except that, if we completed a qualified acquisition during the Further Extended Covenant Relief Period, the maximum ratio would increase to 5.00x to 1.00x for a certain 12-month period after the qualified acquisition. In addition to the Fourth and Fifth Amendment modifications, the Sixth Amendment further modifies the definition of “EBITDAR” to permit add-backs relating to non-cash pension accounting charges.

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

Other than the maximum ratio of adjusted debt to EBITDAR, the Company was in compliance with all debt covenants at September 26, 2026. The Company received a waiver from the lenders of the Credit Facility with respect to compliance with the ratio of adjusted debt to EBITDAR for the second quarter of fiscal 2027. Non-compliance with the adjusted debt to EBITDAR ratio covenant addressed pursuant to the waiver did not and does not trigger any cross-default provisions under the Company’s other debt agreements.

Within the Credit Facility, we have a sub-facility of $80 million available for the purpose of issuing standby letters of credit. The sub-facility requires fees aggregating 87.5 to 212.5 basis points annually of the face amount of each standby letter of credit, payable quarterly in arrears. There was a $30.1 million outstanding letter of credit at September 26, 2026.

There was $100.0 million outstanding and $269.9 million available under the Credit Facility as of September 26, 2026, subject to compliance with our covenants.

On October 23, 2026, the Company paid in full all outstanding obligations under the Credit Facility and terminated all commitments thereunder in connection with entering into a new credit agreement to replace the Credit Facility. See Note 13 for additional information.

Monro, Inc. Q2 2027 Form 10-Q	13

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

Note 8 – Commitments and Contingencies

Commitments

Commitments Due by Period		Within	Within 2 to	Within 4 to	After
(thousands)	Total	1 Year	3 Years	5 Years	5 Years
Principal payments on long-term debt	$100,000	—	$100,000	—	—
Finance lease commitments/financing obligations (a)	255,166	$45,095	75,819	$53,376	$80,876
Operating lease commitments (a)	230,258	47,365	75,011	48,515	59,367
Total	$585,424	$92,460	$250,830	$101,891	$140,243

(a)Finance and operating lease commitments represent future undiscounted lease payments and include $40.3 million and $26.3 million, respectively, related to options to extend lease terms that are reasonably certain of being exercised.

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

An action was filed against us in January 2026 in the U.S. District Court for the Western District of New York by two former Tire Choice employees who worked in Florida. The plaintiffs, former store managers, sought certification to represent similarly situated Tire Choice store managers in a collective action for unpaid overtime wages, damages and attorneys’ fees. Plaintiffs alleged violations of the Fair Labor Standards Act relating to overtime and unpaid wages. The parties conducted informal discovery, following which the parties agreed to resolve this matter for a limited subset of a potential collective. In anticipation of court approval, the Company included the settlement amount of approximately $1.7 million in OSG&A expenses in the Company’s Consolidated Statement of (Loss) Income and Comprehensive (Loss) Income during the second quarter of fiscal 2027. In resolving this matter, the Company believes the settlement is the best use of management’s time and resources.

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

Our outstanding supplier obligations eligible for advance payment under the program totaled $207.5 million, $226.8 million and $232.6 million as of September 26, 2026, March 28, 2026 and September 27, 2025, respectively, and are included within Accounts Payable on our Consolidated Balance Sheets. Our outstanding supplier obligations do not represent actual receivables sold by our suppliers to the financial institutions, which may be lower.

On October 23, 2026, the Company substantially paid down our obligations under our supply chain financing program.  See Note 13 for additional information.

Monro, Inc. Q2 2027 Form 10-Q	14

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

Monro, Inc. Q2 2027 Form 10-Q	15

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

Segment Reporting	Three Months Ended		Six Months Ended
(thousands)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Sales	$283,638	$288,914	$570,767	$589,949
Less:
Cost of sales, including occupancy costs	170,657	172,902	343,951	353,991
Operating, selling, general and administrative expenses	95,122	87,987	189,610	198,417
Depreciation and amortization expense	15,268	15,275	30,920	30,866
Interest expense, net	4,687	4,350	9,322	9,134
Other segment items (a)	(155)	(38)	902	(196)
(Benefit from) provision for income taxes	(330)	2,773	(178)	122
Net (loss) income	$(1,611)	$5,665	$(3,760)	$(2,385)

(a)Other segment items consist of other (income) expense, net, included in the accompanying Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income.

As of September 26, 2026 and September 27, 2025, assets held in the U.S. accounted for 100% of total assets.

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

The Company recorded total expenses related to AlixPartners and APS of $1.2 million and $9.1 million in operating, selling, general and administrative expenses in our Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income during the three months ended September 26, 2026 and September 27, 2025, respectively.

The Company recorded total expenses related to AlixPartners and APS of $2.2 million and $14.5 million in operating, selling, general and administrative expenses in our Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income during the six months ended September 26, 2026 and September 27, 2025, respectively, of which $0.5 million and $2.5 million is within Other current liabilities in our Consolidated Balance Sheets at September 26, 2026 and September 27, 2025, respectively.

Monro, Inc. Q2 2027 Form 10-Q	16

CONSOLIDATED FINANCIAL STATEMENTS

NOTES

Note 13 – Subsequent Events

On October 23, 2026, the Company entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, as borrower, the lenders party thereto (the “Lenders”) and Ares Capital Corporation (“Ares”), as administrative agent for the Lenders (the senior secured credit facilities provided thereunder, the “New Credit Facilities”). The New Credit Facilities consist of (i) a senior secured term loan facility in an aggregate principal amount of $250.0 million (the “Term Loan Facility”) and (ii) a super senior secured revolving credit facility in an aggregate principal amount not to exceed $125.0 million (the “Revolving Credit Facility”), which includes a sub-facility for the issuance of letters of credit in an aggregate principal amount not to exceed $10.0 million and a sub-facility for the extension of swing line borrowings in an aggregate principal amount not to exceed $10.0 million. The loans under the Term Loan Facility and the Revolving Credit Facility mature on October 23, 2030.

The Term Loan Facility is subject to amortization of principal, payable in equal quarterly installments on the last business day of each quarter, commencing with the quarter ending in December 2027, in an amount equal to 0.25% of the aggregate original principal amount of the Term Loan Facility payable each quarter and on the maturity date of the Term Loan Facility. The remaining outstanding principal amount will be payable at the maturity date of the Term Loan Facility. The Term Loan Facility bears interest annually at rates based upon, at the option of the Company, either (i) an alternate base rate tied to the greater of (a) the U.S. prime rate, (b) the federal funds effective rate plus 0.50%, (c) the daily secured overnight financing rate (“Daily SOFR”) plus 1.00% per annum, and (d) a floor of 2.00% per annum (the “ABR”) plus an applicable margin ranging from 4.75% to 5.25%; or (ii) a rate per annum tied to the greater of (a) the term secured overnight financing rate and (b) a floor of 1.00% per annum (“Term SOFR”), plus an applicable margin ranging from 5.75% to 6.25%.

Any outstanding principal amount under the Revolving Credit Facility will be payable at the maturity date of the Revolving Credit Facility. The Revolving Credit Facility bears interest annually at rates based upon, at the option of the Company, either (i) the ABR, plus an applicable margin ranging from 2.50% to 3.00%; or (ii) the Term SOFR plus an applicable margin ranging from 3.50% to 4.00%. Accrued interest on the New Credit Facilities is payable at least quarterly. The Company will also be required to pay fees based on the daily unused commitment under the Revolving Credit Facility, the issuance of letters of credit and on the balance of outstanding and undrawn letters of credit under the Revolving Credit Facility.

Under the Credit Agreement, the Company and the Guarantors are subject to customary affirmative and negative covenants, and events of default for facilities of this type (with customary grace periods and thresholds, as applicable, and lender remedies). The Credit Agreement governing the New Credit Facilities includes financial covenants, including those that require the Company to maintain (i) a lease adjusted net leverage ratio (as defined in the Credit Agreement) of no more than (a) 7.50 to 1 for the fourth quarter of fiscal 2027; (b) 7.25 to 1 for the first quarter of fiscal 2028 through the fourth quarter of fiscal 2028; (c) 7.00 to 1 for the first quarter of fiscal 2029 through the fourth quarter of fiscal 2029; (d) 6.75 to 1 for the first quarter of fiscal 2030 through the fourth quarter of fiscal 2030; and (e) 6.50 to 1 for the first quarter of fiscal 2031 and thereafter, and (ii) minimum average daily liquidity, tested as of the last day of the quarter, to be less than (a) $20 million from the fourth quarter of fiscal 2027 through the second quarter of fiscal 2028; and (b) $25 million for each quarter thereafter.

The Credit Agreement includes a restriction on the amount the Company may use for dividend payments, and prohibits the Company’s payment of dividends if the Company does not comply with certain financial metric requirements, including lease adjusted net leverage ratio, fixed charge coverage ratio, minimum average daily liquidity and liquidity, each as defined in the Credit Agreement.

As part of the closing of the New Credit Facilities, the Company paid down approximately $152.9 million of our obligations under our supply chain financing program and, under the terms of the New Credit Facilities, will no longer accept additional supplier obligations into this program after December 31, 2026.

Monro, Inc. Q2 2027 Form 10-Q	17

DISCLOSURES ABOUT MARKET RISK & CONTROLS AND PROCEDURES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

On October 23, 2026, the Company entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, as borrower, the lenders party thereto (the “Lenders”) and Ares Capital Corporation (“Ares”), as administrative agent for the Lenders (the senior secured credit facilities provided thereunder, the “New Credit Facilities”).

The Credit Agreement replaced the Company’s former Credit Facility (the “Credit Facility”) and the related credit agreement with nine banks, dated April 25, 2019. On October 23, 2026, the Company repaid in full all outstanding obligations under the Credit Facility and terminated all commitments thereunder.

See further detail in Item 5., "Other Information" below and Note 13 of our consolidated financial statements.

Financial Summary

Second quarter 2027 included the following notable items:

•Diluted loss per common share was $0.05.

•Adjusted diluted loss per common share, a non-GAAP measure, was $0.01.

•Sales decreased 1.8 percent, due entirely to lower comparable store sales.

•Operating income was $2.6 million.

•Adjusted operating income, a non-GAAP measure, was $4.4 million.

•Net loss was $1.6 million.

•Adjusted net loss, a non-GAAP measure, was $0.2 million.

(Loss) Earnings Per Common Share	Three Months Ended			Six Months Ended
	September 26, 2026	September 27, 2025	Change	September 26, 2026	September 27, 2025	Change
Diluted (loss) earnings per common share	$(0.05)	$0.18	(127.8)%	$(0.13)	$(0.10)	(30.0)%
Adjustments	0.04	0.03		0.04	0.53
Adjusted diluted (loss) earnings per common share	$(0.01)	$0.21	(104.8)%	$(0.09)	$0.43	(120.9)%

Adjusted operating income, adjusted net (loss) income and adjusted diluted (loss) earnings per share, each of which is a measure not derived in accordance with GAAP, exclude the impact of certain items. Management believes that adjusted operating income, adjusted net (loss) income and adjusted diluted (loss) earnings per share are useful in providing period-to-period comparisons of the results of our operations by excluding certain items that are not part of our core operations, such as litigation reserve costs, consulting costs related to the Company’s Operational Improvement Plan, pension settlement expense, costs related to shareholder matters, transition costs related to back-office optimization, write-off of debt issuance costs and store closing costs, net of gains (losses) on sales of closed stores, lease assignments and early lease terminations. Reconciliations of these non-GAAP financial measures to GAAP measures are provided on page 20 under “Non-GAAP Financial Measures.”

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

Analysis of Results of Operations

Summary of Operating Income	Three Months Ended			Six Months Ended
(thousands)	September 26, 2026	September 27, 2025	Change	September 26, 2026	September 27, 2025	Change
Sales	$283,638	$288,914	(1.8)%	$570,767	$589,949	(3.3)%
Cost of sales, including occupancy costs	183,689	185,800	(1.1)	370,423	379,929	(2.5)
Gross profit	99,949	103,114	(3.1)	200,344	210,020	(4.6)
Operating, selling, general and administrative expenses	97,358	90,364	7.7	194,058	203,345	(4.6)
Operating income	$2,591	$12,750	(79.7)%	$6,286	$6,675	(5.8)%

Monro, Inc. Q2 2027 Form 10-Q	18

DISCLOSURES ABOUT MARKET RISK & CONTROLS AND PROCEDURES

Sales

Sales include automotive undercar repair, tire replacement and tire related service sales, net of discounts, returns, and revenue from the sale of warranty agreements and commissions earned from the delivery of tires. See Note 6 to our consolidated financial statements for further information. We use comparable store sales to evaluate the performance of our existing stores by measuring the change in sales for a period over the comparable, prior-year period. There were 91 selling days in each of the three months ended September 26, 2026 and September 27, 2025, and 181 selling days in each of the six months ended September 26, 2026 and September 27, 2025.

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

Sales	Three Months Ended		Six Months Ended
(thousands)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Sales	$283,638	$288,914	$570,767	$589,949
Dollar change compared to prior year	$(5,276)		$(19,182)
Percentage change compared to prior year	(1.8)%		(3.3)%

The sales decrease was due to a decrease in comparable store sales and, for the six month period, closed stores. The comparable store sales decrease was driven by a decrease in traffic, partially offset by an increase in average ticket. The following table shows the primary drivers of the change in sales for the three months and six months ended September 26, 2026, as compared to the same periods ended September 27, 2025.

Sales Percentage Change	Three Months Ended	Six Months Ended
	September 26, 2026	September 26, 2026
Sales change	(1.8)%	(3.3)%
Primary drivers of change in sales
Comparable store sales	(1.8)%	(1.7)%
Closed store sales	—%	(1.6)%

The following table shows the primary drivers of the comparable store product category sales change for the three months and six months ended September 26, 2026, as compared to the same periods ended September 27, 2025.

Comparable Store Product Category Sales Change	Three Months Ended		Six Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Batteries	8%	(21)%	8%	(9)%
Maintenance service	3%	0%	(1)%	2%
Alignment	(2)%	(5)%	(1)%	(3)%
Tires	(4)%	0%	(2)%	2%
Brakes	(4)%	6%	(3)%	8%
Front end/shocks	(5)%	18%	(2)%	22%

Sales by Product Category	Three Months Ended		Six Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Tires	47%	47%	47%	46%
Maintenance service	27	27	27	28
Brakes	14	14	14	14
Steering (a)	9	9	9	9
Batteries	2	2	2	2
Other	1	1	1	1
Total	100%	100%	100%	100%

(a)Steering product category includes front end/shocks and alignment product category sales.

Monro, Inc. Q2 2027 Form 10-Q	19

DISCLOSURES ABOUT MARKET RISK & CONTROLS AND PROCEDURES

Change in Number of Company-Operated Retail Stores	Three Months Ended		Six Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Beginning store count	1,115	1,115	1,115	1,260
Opened (a)	—	1	—	1
Closed (b)	(1)	—	(1)	(145)
Ending store count	1,114	1,116	1,114	1,116

(a)We reopened a store that was temporarily closed in a prior year during the three months ended September 27, 2025.

(b)Stores closed in the first quarter of fiscal 2026 as a result of the Store Closure Plan.

Cost of Sales and Gross Profit

Gross Profit	Three Months Ended		Six Months Ended
(thousands)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Gross profit	$99,949	$103,114	$200,344	$210,020
Percentage of sales	35.2%	35.7%	35.1%	35.6%
Dollar change compared to prior year	$(3,165)		$(9,676)
Percentage change compared to prior year	(3.1)%		(4.6)%

Gross profit, as a percentage of sales, decreased 50 basis points (“bps”) for the three months ended September 26, 2026, as compared to the prior year comparable period. Occupancy costs increased, as a percentage of sales, as we lost leverage on these largely fixed costs. Partially offsetting this was a decrease in material costs, as a percentage of sales. Gross profit, as a percentage of sales, decreased 50 basis points for the six months ended September 26, 2026, as compared to the prior year comparable period. The decrease in gross profit, as a percentage of sales, was primarily due to increased occupancy costs, partially offset by a decrease in technician labor costs and material costs.

Gross Profit as a Percentage of Sales Change	Three Months Ended		Six Months Ended
	September 26, 2026		September 26, 2026
Gross profit change	(50)	bps	(50)	bps
Primary drivers of change in gross profit as a percentage of sales
Occupancy costs	(80)	bps	(80)	bps
Material costs	30	bps	10	bps
Technician labor costs	—	bps	20	bps

OSG&A Expenses

OSG&A Expenses	Three Months Ended		Six Months Ended
(thousands)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
OSG&A Expenses	$97,358	$90,364	$194,058	$203,345
Percentage of sales	34.3%	31.3%	34.0%	34.5%
Dollar change compared to prior year	$6,994		$(9,287)
Percentage change compared to prior year	7.7%		(4.6)%

The increase of $7.0 million in operating, selling, general and administrative (“OSG&A”) expenses for the three months ended September 26, 2026, from the comparable prior year period is primarily due to an increase in store closing costs, net of gains (losses) on sales of closed stores, comparable stores costs, primarily front shop labor, and store advertising costs. The following table shows the impact of these costs on the change in OSG&A expenses for the three months and six months ended September 26, 2026, as compared to the same periods ended September 27, 2025.

OSG&A Expenses Change	Three Months Ended	Six Months Ended
(thousands)	September 26, 2026	September 26, 2026
OSG&A expenses change	$6,994	$(9,287)
Drivers of change in OSG&A expenses
Increase (decrease) in store closing costs, net	$6,118	$(11,658)
Increase from comparable stores	$3,357	$7,915
Increase in store advertising costs	$3,237	$8,153
Increase in litigation reserve	$1,650	$1,650
Increase in costs related to shareholder matters	$313	$393
Decrease from closed stores	$(225)	$(4,333)
Decrease in transition costs related to back-office optimization	$(351)	$(589)
Decrease in consulting costs related to Operational Improvement Plan	$(7,105)	$(10,818)

Monro, Inc. Q2 2027 Form 10-Q	20

DISCLOSURES ABOUT MARKET RISK & CONTROLS AND PROCEDURES

Other Performance Factors

Net Interest Expense

Net interest expense of $4.7 million for the three months ended September 26, 2026 increased $0.3 million as compared to the prior year period, and increased as a percentage of sales from 1.5 percent to 1.7 percent. Weighted average debt outstanding for the three months ended September 26, 2026 increased by approximately $15.1 million as compared to the three months ended September 27, 2025. This increase is primarily related to higher debt outstanding under our Credit Facility. The weighted average interest rate increased approximately 20 basis points as compared to the same period of the prior year.

Net interest expense of $9.3 million for the six months ended September 26, 2026 increased $0.2 million compared to the prior year period, and increased as a percentage of sales from 1.5 percent to 1.6 percent. Weighted average debt outstanding for the six months ended September 26, 2026 increased by approximately $0.3 million as compared to the six months ended September 27, 2025. The weighted average interest rate for the six months ended September 26, 2026 increased approximately 10 basis points as compared to the same period of the prior year.

Provision for Income Taxes

For the three months and six months ended September 26, 2026, our effective income tax rate was 17.0 percent and 4.5 percent, respectively, compared to 32.9 percent and (5.4) percent for the three months and six months ended September 27, 2025. The year-over-year difference in effective tax rate is primarily due to the impact of discrete tax expense related to share-based awards and other adjustments, none of which are individually significant.

Non-GAAP Financial Measures

In addition to reporting operating income, net (loss) income and diluted (loss) earnings per share, which are GAAP measures, this Form 10-Q includes adjusted operating income, adjusted net (loss) income and adjusted diluted (loss) earnings per share, which are non-GAAP financial measures. We have included reconciliations to adjusted operating income, adjusted net (loss) income and adjusted diluted (loss) earnings per share from our most directly comparable GAAP measures, operating income, net (loss) income, and diluted (loss) earnings per share below. Management views these non-GAAP financial measures as indicators to better assess comparability between periods because management believes these non-GAAP financial measures reflect our core business operations while excluding certain items that are not part of our core operations, such as litigation reserve costs, consulting costs related to the Company’s Operational Improvement Plan, pension settlement expense, costs related to shareholder matters, transition costs related to back-office optimization, write-off of debt issuance costs and store closing costs, net of gains (losses) on sales of closed stores, lease assignments and early lease terminations.

These non-GAAP financial measures are not intended to represent, and should not be considered more meaningful than, or as an alternative to, their most directly comparable GAAP measures. These non-GAAP financial measures may be different from similarly titled non-GAAP financial measures used by other companies.

Adjusted operating income is summarized as follows:

Reconciliation of Adjusted Operating Income	Three Months Ended		Six Months Ended
(thousands)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Operating income	$2,591	$12,750	$6,286	$6,675
Litigation reserve	1,650	—	1,650	—
Consulting costs related to the Operational Improvement Plan	1,159	8,264	2,168	12,986
Costs related to shareholder matters	313	—	393	—
Transition costs related to back-office optimization	176	527	509	1,098
Store closing costs, net (a)	(1,443)	(7,561)	(4,403)	7,255
Adjusted operating income	$4,446	$13,980	$6,603	$28,014

(a)Amounts include the closing costs and asset write-offs related to the closure of 145 underperforming stores, in accordance with the Store Closure Plan, net of related gains on the sale of owned locations, lease assignments and early lease terminations.

Monro, Inc. Q2 2027 Form 10-Q	21

DISCLOSURES ABOUT MARKET RISK & CONTROLS AND PROCEDURES

Adjusted net (loss) income is summarized as follows:

Reconciliation of Adjusted Net (Loss) Income	Three Months Ended		Six Months Ended
(thousands)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net (loss) income	$(1,611)	$5,665	$(3,760)	$(2,385)
Litigation reserve	1,650	—	1,650	—
Consulting costs related to the Operational Improvement Plan	1,159	8,264	2,168	12,986
Costs related to shareholder matters	313	—	393	—
Transition costs related to back-office optimization	176	527	509	1,098
Pension settlement expense	—	—	1,171	—
Write-off of debt issuance costs	—	—	221	263
Store closing costs, net (a)	(1,443)	(7,561)	(4,403)	7,255
Provision for income taxes on pre-tax adjustments	(481)	(320)	(443)	(5,617)
Adjusted net (loss) income	$(237)	$6,575	$(2,494)	$13,600

(a)Amounts include the closing costs and asset write-offs related to the closure of 145 underperforming stores, in accordance with the Store Closure Plan, net of related gains on the sale of owned locations, lease assignments and early lease terminations.

Adjusted diluted (loss) earnings per share is summarized as follows:

Reconciliation of Adjusted Diluted (Loss) Earnings per Share	Three Months Ended		Six Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Diluted (loss) earnings per share	$(0.05)	$0.18	$(0.13)	$(0.10)
Litigation reserve	0.04	—	0.04	—
Consulting costs related to the Operational Improvement Plan	0.03	0.19	0.05	0.32
Costs related to shareholder matters	0.01	—	0.01	—
Transition costs related to back-office optimization (b)	0.00	0.01	0.01	0.03
Pension settlement expense	—	—	0.03	—
Write-off of debt issuance costs	—	—	0.01	0.01
Store closing costs, net (a)	(0.03)	(0.18)	(0.11)	0.18
Adjusted diluted (loss) earnings per share	$(0.01)	$0.21	$(0.09)	$0.43

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

The other adjustments to diluted (loss) earnings per share reflect estimated annual effective income tax rates of 26.0 percent for the three and six months ended September 26, 2026 and September 27, 2025. This represents the tax effect of non-GAAP adjustments calculated at an estimated blended statutory tax rate. See adjustments from the Reconciliation of Adjusted Net (Loss) Income table above for pre-tax amounts.

Analysis of Financial Condition

Liquidity and Capital Resources

Capital Allocation

We expect to continue to generate positive operating cash flow as we have done in each of the last three fiscal years. We believe the cash we generate from our operations will allow us to continue to support business operations and pay down debt.

In addition, because we believe a large portion of our future expenditures will be to fund our growth, through acquisition of retail stores and/or opening greenfield stores, we continually evaluate our cash needs and may decide it is best to fund the growth of our business through borrowings on our New Credit Facilities. Conversely, we may be required to make prepayments under the New Credit Facilities, or we may periodically determine that it is in our best interests to voluntarily repay certain indebtedness early.

Monro, Inc. Q2 2027 Form 10-Q	22

DISCLOSURES ABOUT MARKET RISK & CONTROLS AND PROCEDURES

Future Cash Requirements

We currently expect our capital expenditures to support our projects, including upgrading our facilities and systems, to be $25 million to $35 million in the aggregate in fiscal 2027. Additionally, we have contractual finance lease and operating lease commitments with landlords through October 2040 for $418.9 million in lease payments, of which $90.9 million is due within one year. For details regarding these lease commitments, see Note 8 to our consolidated financial statements.

As of September 26, 2026 we had $100.0 million outstanding under the Credit Facility, none of which was due in the succeeding 12 months, but which was repaid in full on October 23, 2026, in connection with the New Credit Facilities. For details regarding our indebtedness that is due, see Note 7 to our consolidated financial statements.

Dividends

We declared and paid dividends of $0.28 per share totaling $8.8 million and $8.7 million during the three months ended September 26, 2026 and September 27, 2025, respectively, and $0.56 per share totaling $17.5 million during each of the six months ended September 26, 2026 and September 27, 2025.

Working Capital Management

As of September 26, 2026, we had a working capital deficit of $257.7 million, a decrease of $23.5 million from a deficit of $281.2 million as of March 28, 2026. The overall working capital deficit is a result of our supply chain finance program. We have agreed to contractual payment terms and conditions with our suppliers. As part of our working capital management, we facilitate a voluntary supply chain finance program to provide our suppliers with the opportunity to sell receivables due from the Company to a participating financial institution subject to the independent discretion of both the supplier and participating financial institution. For details regarding our supply chain finance program, see Note 9 and Note 13 to our consolidated financial statements.

Sources and Conditions of Liquidity

Our sources to fund our material cash requirements are predominantly cash from operations, availability under the New Credit Facilities, and cash and equivalents on hand.

As of October 24, 2026, we had approximately $27.3 million in cash on hand. In addition, we had $60.0 million available under the New Credit Facilities, subject to compliance with covenants under the Credit Agreement.

We believe that our current sources of funds will provide us with adequate liquidity during the 12-month period following September 26, 2026, as well as in the long-term.

Summary of Cash Flows

The following table presents a summary of our cash flows from operating, investing and financing activities.

Summary of Cash Flows	Six Months Ended
(thousands)	September 26, 2026	September 27, 2025
Cash provided by operating activities	$4,211	$30,396
Cash used for investing activities	(7,260)	(2,411)
Cash provided by (used for) financing activities	3,374	(38,279)
Increase (decrease) in cash and equivalents	325	(10,294)
Cash and equivalents at beginning of period	14,633	20,762
Cash and equivalents at end of period	$14,958	$10,468

Cash provided by operating activities

For the six months ended September 26, 2026, cash provided by operating activities was $4.2 million, which consisted of a net loss of $3.8 million and a change in operating assets and liabilities of $23.8 million, offset by non-cash adjustments of $31.8 million. The non-cash charges were largely driven by $30.9 million of depreciation and amortization, as well as $3.6 million in share-based compensation expense, $1.2 million in pension settlement expense, partially offset by a $3.8 million net gain on disposal of assets. The change in operating assets and liabilities was primarily driven by timing of payments that caused accounts payable and accrued expenses to be a use of cash of $24.6 million.

Monro, Inc. Q2 2027 Form 10-Q	23

DISCLOSURES ABOUT MARKET RISK & CONTROLS AND PROCEDURES

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

Cash used for investing activities

For the six months ended September 26, 2026, cash used for investing activities was $7.3 million. This was primarily due to cash used for capital expenditures, including property and equipment, of $13.3 million, partially offset by proceeds from the disposal of property and equipment of $6.0 million.

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

Cash provided by (used for) financing activities

For the six months ended September 26, 2026, cash provided by financing activities was $3.4 million. This was primarily due to proceeds on our Credit Facility, net of amounts paid during the period, of $40.0 million, offset by payment of finance lease principal and dividends of $18.5 million and $17.5 million, respectively, and deferred financing costs of $0.6 million.

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

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 1 to our consolidated financial statements for a discussion of the impact of recently issued accounting standards on our consolidated financial statements as of September 26, 2026 and the expected impact on the consolidated financial statements for future periods.

Monro, Inc. Q2 2027 Form 10-Q	24

DISCLOSURES ABOUT MARKET RISK & CONTROLS AND PROCEDURES

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

•our ability to generate sufficient cash flows from operations and service our debt obligations, including our expected annual interest expense, fund our capital expenditures and working capital requirements, and to comply with the debt covenants of our Credit Agreement;

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

Monro, Inc. Q2 2027 Form 10-Q	25

DISCLOSURES ABOUT MARKET RISK & CONTROLS AND PROCEDURES

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from potential changes in interest rates. As of September 26, 2026, excluding finance leases and financing obligations, we had no debt financing at fixed interest rates, for which the fair value would be affected by changes in market interest rates. Our cash flow exposure on floating rate debt would result in annual interest expense fluctuations of approximately $1.0 million based upon our debt position at September 26, 2026 and approximately $0.6 million based upon our debt position at March 28, 2026, respectively, given a change in SOFR of 100 basis points.

Debt financing had a carrying amount that approximates a fair value of $100.0 million as of September 26, 2026, as compared to a carrying amount and a fair value of $60.0 million as of March 28, 2026.

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

Changes in Internal Controls Over Financial Reporting

During the quarter ended September 26, 2026, we implemented Oracle Enterprise Resource Planning and Supply Chain Management, a platform for financial accounting, reporting, procurement, and supply chain processes. We executed certain changes to our processes and internal controls where appropriate and will continue to evaluate the design and operating effectiveness of internal controls as a result of this implementation in subsequent periods.

Other than as discussed above, there have been no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 26, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Monro, Inc. Q2 2027 Form 10-Q	26

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

An action was filed against us in January 2026 in the U.S. District Court for the Western District of New York by two former Tire Choice employees who worked in Florida. The plaintiffs, former store managers, sought certification to represent similarly situated Tire Choice store managers in a collective action for unpaid overtime wages, damages and attorneys’ fees. Plaintiffs alleged violations of the Fair Labor Standards Act relating to overtime and unpaid wages. The parties conducted informal discovery, following which the parties agreed to resolve this matter for a limited subset of a potential collective. In anticipation of court approval, the Company included the settlement amount of approximately $1.7 million in OSG&A expenses in the Company’s Consolidated Statement of (Loss) Income and Comprehensive (Loss) Income during the second quarter of fiscal 2027. In resolving this matter, the Company believes the settlement is the best use of management’s time and resources.

Item 5. Other Information

On October 23, 2026, the Company entered into a Credit Agreement by and among the Company, as borrower, the Lenders and Ares, as administrative agent for the Lenders. The New Credit Facilities consist of (i) a senior secured term loan facility in an aggregate principal amount of $250.0 million (the “Term Loan Facility”) and (ii) a super senior secured revolving credit facility in an aggregate principal amount not to exceed $125.0 million (the “Revolving Credit Facility”), which includes a sub-facility for the issuance of letters of credit in an aggregate principal amount not to exceed $10.0 million and a sub-facility for the extension of swing line borrowings in an aggregate principal amount not to exceed $10.0 million. The loans under the Term Loan Facility and the Revolving Credit Facility mature on October 23, 2030. The New Credit Facilities are guaranteed by the Company’s subsidiaries (subject to customary exceptions) (the “Guarantors”) pursuant to a Guaranty by each Guarantor for the benefit of the secured parties under the Credit Agreement (the “Guaranty”) and are secured by a lien on substantially all of the assets of the Company and the Guarantors, subject to customary exceptions (the “Collateral”), as more fully described in a Security Agreement by the Company and the Guarantors for the benefit of Ares, the Lenders, and the other secured parties under the Credit Agreement (the “Security Agreement”).

The Term Loan Facility is subject to amortization of principal, payable in equal quarterly installments on the last business day of each quarter, commencing with the quarter ending in December 2027, in an amount equal to 0.25% of the aggregate original principal amount of the Term Loan Facility payable each quarter and on the maturity date of the Term Loan Facility. The remaining outstanding principal amount will be payable at the maturity date of the Term Loan Facility. The Term Loan Facility bears interest annually at rates based upon, at the option of the Company, either (i) an alternate base rate tied to the greater of (a) the U.S. prime rate, (b) the federal funds effective rate plus 0.50%, (c) the daily secured overnight financing rate (“Daily SOFR”) plus 1.00% per annum, and (d) a floor of 2.00% per annum (the “ABR”) plus an applicable margin ranging from 4.75% to 5.25%; or (ii) a rate per annum tied to the greater of (a) the term secured overnight financing rate and (b) a floor of 1.00% per annum (“Term SOFR”), plus an applicable margin ranging from 5.75% to 6.25%.

Any outstanding principal amount under the Revolving Credit Facility will be payable at the maturity date of the Revolving Credit Facility. The Revolving Credit Facility bears interest annually at rates based upon, at the option of the Company, either (i) the ABR, plus an applicable margin ranging from 2.50% to 3.00%; or (ii) the Term SOFR plus an applicable margin ranging from 3.50% to 4.00%. Accrued interest on the New Credit Facilities is payable at least quarterly. The Company will also be required to pay fees based on the daily unused commitment under the Revolving Credit Facility, the issuance of letters of credit and on the balance of outstanding and undrawn letters of credit under the Revolving Credit Facility.

As part of the closing of the New Credit Facilities, the Company paid down approximately $152.9 million of our obligations under our supply chain financing program and, under the terms of the New Credit Facilities, will no longer accept additional supplier obligations into this program after December 31, 2026.

The Company may prepay the loans outstanding under the New Credit Facilities at any time, subject to certain exceptions, provided that the Company pays an applicable premium and customary benchmark rate breakage costs. The Company will be required to prepay the loans under the New Credit Facilities with, among other things, proceeds of asset sales, excess cash flow and/or proceeds of debt issuance under certain circumstances, with exceptions for the Company’s reinvestment of cash proceeds in its assets and properties.

Monro, Inc. Q2 2027 Form 10-Q	27

SUPPLEMENTAL INFORMATION

Under the Credit Agreement, the Company and the Guarantors are subject to customary affirmative and negative covenants, and events of default for facilities of this type (with customary grace periods and thresholds, as applicable, and lender remedies). The Credit Agreement governing the New Credit Facilities includes financial covenants, including those that require the Company to maintain (i) a lease adjusted net leverage ratio (as defined in the Credit Agreement) lower than a maximum threshold and (ii) a minimum average daily liquidity over a fiscal quarter. The Credit Agreement includes a restriction on the amount the Company may use for dividend payments, and prohibits the Company’s payment of dividends if the Company does not comply with certain financial metric requirements, including lease adjusted net leverage ratio, fixed charge coverage ratio, minimum average daily liquidity and liquidity, each as defined in the Credit Agreement.

The Credit Agreement replaced the Credit Facility and the related credit agreement with nine banks, dated April 25, 2019. On October 23, 2026, the Company repaid in full all outstanding obligations under the Credit Facility and terminated all commitments thereunder. No prepayment penalties were due in connection with this repayment.

The foregoing summary of the New Credit Facilities does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Credit Agreement, the Security Agreement, and the Guaranty which are included as Exhibits 10.23, 10.24, and 10.25 hereto and are incorporated by reference.

Monro, Inc. Q2 2027 Form 10-Q	28

EXHIBITS

Item 6. Exhibits

Exhibit Index
10.23 – Credit Agreement, dated as of October 23, 2026, by and among Monro, Inc., as Borrower, Ares Capital Corporation, as Administrative Agent, and Lenders party thereto. **

10.24 – Security Agreement, dated as of October 23, 2026, by and among, Monro, Inc., Car-X, LLC, MNRO Holdings, LLC and Ares Capital Management, as Administrative Agent for the lenders part to the Credit Agreement. **

10.25 – Guaranty Agreement, dated as of October 23, 2026, of Car-X, LLC and MNRO Holdings, LLC. **
31.1 – Certification of Peter D. Fitzsimmons pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
31.2 – Certification of Brian J. D’Ambrosia pursuant to Section 302 of the Sarbanes – Oxley Act of 2002
32.1 – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002
101.INS – XBRL Instance Document
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

Monro, Inc. Q2 2027 Form 10-Q	29

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MONRO, INC.

DATE: October 29, 2026	By:	/s/ Peter D. Fitzsimmons
Peter D. Fitzsimmons
President and Chief Executive Officer (Principal Executive Officer)

DATE: October 29, 2026	By:	/s/ Brian J. D’Ambrosia
Brian J. D’Ambrosia
Executive Vice President – Finance, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Monro, Inc. Q2 2027 Form 10-Q	30